Form 10-K
period 1997-12-31
CABLEVISIONS SYSTEM CORP /NY; CSC HOLDINGS INC
filed 1998-03-31
CIK 1053112, 784681

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934 [FEE REQUIRED]

                        For the fiscal year ended December 31, 1997

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the transition period from     to       .
                                              ----    ------


COMMISSION FILE       REGISTRANT; STATE OF INCORPORATION;               IRS EMPLOYER
NUMBER                ADDRESS AND TELEPHONE NUMBER                     IDENTIFICATION NO.
---------------       -----------------------------------------        ------------------

1-14764               Cablevision Systems Corporation                  11-3415180
                      (formerly CSC Parent Corporation)
                      Delaware
                      One Media Crossways
                      Woodbury, NY 11797

1-9046                CSC Holdings, Inc. (formerly
                      Cablevision Systems Corporation)                 11-2776686
                      Delaware One
                      Media Crossways
                      Woodbury, NY 11797





Securities registered pursuant to Section 12(b) of the Act:
Title of each class:                                            Name of each Exchange on which Registered

Cablevision Systems Corporation                                   American Stock Exchange
-------------------------------
Class A Common Stock

CSC Holdings, Inc.                                                American Stock Exchange
------------------
8-1/2% Series I Cumulative
  Convertible Exchangeable Preferred Stock

Securities registered pursuant to Section 12(g) of the Act:

Cablevision Systems Corporation    None
CSC Holdings, Inc.                 None

    Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Cablevision Systems Corporation         YES X      NO
------------------------------             ---        ---
CSC Holdings, Inc.                      Yes X      No
------------------                         ---        ---

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                            -----
Aggregate market value of voting stock held by nonaffiliates of Cablevision Systems Corporation based on the closing price at which such stock was sold on the American Stock Exchange on March 24, 1998: $3,163,373,864.

Number of shares of common stock outstanding as of March 24, 1998:



Cablevision Systems Corporation     Class A Common Stock--26,336,098
Cablevision Systems Corporation     Class B Common Stock--11,096,709
CSC Holdings, Inc.                  Common Stock--1,000


Documents incorporated by reference--The Registrants intend to file with the Securities and Exchange Commission, not later than 120 days after the close of their fiscal year, an amendment to this report containing the information required to be disclosed under Part III of Form 10-K under cover of Form 10-K/A.

                               TABLE OF CONTENTS


                                                                               PAGE
                                                                               -----
Part I

          Item 1.    Business..........................................          1

               2.    Properties........................................         26

               3.    Legal Proceedings.................................         26

               4.    Submission of Matters to a Vote
                     of Security Holders...............................         27

Part II

               5.    Market for the Registrants'
                     Common Equity and Related Stockholder
                     Matters...........................................         28

               6.    Selected Financial Data...........................         30

               7.    Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations.....................................         32

               8.    Consolidated Financial Statements.................         49

               9.    Changes in and Disagreements with
                     Accountants on Accounting and
                     Financial Disclosure................................       93

Part III*

               10.   Directors and Executive Officers of the Registrant..        *

               11.   Executive Compensation..............................        *

               12.   Security Ownership of Certain Beneficial Owners and
                     Management..........................................        *

               13.   Certain Relationships and Related Transactions......        *

Part IV

               14.   Exhibits, Financial Statement Schedules,
                      and Reports on Form 8-K............................       93


 * These items are omitted because the registrant intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement or an amendment to this report containing the information required to be disclosed under Part III of Form 10-K under cover of Form 10-K/A.

                                     PART I

ITEM 1. BUSINESS
----------------

THE HOLDING COMPANY REORGANIZATION AND TCI TRANSACTIONS

This combined Annual Report on Form 10-K is separately filed by CSC Holdings, Inc. (the "Company) and Cablevision Systems Corporation. Until March 4, 1998, the Company was known as Cablevision Systems Corporation. On that date, the Company completed a reorganization whereby it formed a holding company (now named Cablevision Systems Corporation) and the Company became a subsidiary of Cablevision Systems Corporation ("Cablevision Parent"). This transaction is referred to herein as the "Reorganization".

Prior to the Reorganization, the Company had two outstanding classes of common stock. Its Class A Common Stock was publicly traded on the American Stock Exchange (the "ASE") and its Class B Common Stock was privately held.
In the Reorganization, the Class A Common Stock and Class B Common Stock of the Company were converted into identical securities of Cablevision Parent and the Class A Common Stock of Cablevision Parent became listed on the ASE and trades under the symbol "CVC". Cablevision Parent now owns all of the common stock of the Company.

The Company's outstanding preferred stock was unaffected by the Reorganization except that the Company's 8-1/2% Series I Cumulative Convertible Exchangeable Preferred Stock is now convertible into Cablevision Parent's Class A Common Stock rather than the Company's Class A Common Stock. The Series I Preferred Stock continues to be listed on the ASE and to trade under the symbol "CVCp". The outstanding debt of the Company was not affected by the Reorganization.

In connection with the Reorganization, Tele-Communication, Inc. ("TCI") caused to be contributed to Cablevision Parent, and Cablevision Parent acquired, certain cable television systems owned and operated by TCI and located in New Jersey, on Long Island and in New York's Rockland and Westchester counties ("TCI Systems"). Those cable television systems served approximately 829,000 cable subscribers as of December 31, 1997. In consideration for those cable television systems, Cablevision Parent issued to certain TCI entities shares of Cablevision Parent Class A Common Stock representing approximately 33% of the outstanding common stock of Cablevision Parent and assumed certain liabilities related to such systems. See "Cable Television Operations--TCI Transactions" below for a discussion of these transactions.

STOCK SPLIT

On March 4, 1998 Cablevision Parent's Board of Directors declared a two-for-one stock split in the form of a stock dividend on the outstanding Class A Common Stock and Class B Common Stock of Cablevision Parent. The dividend is payable on March 30, 1998 to stockholders of record on March 19, 1998. All share amounts of Cablevision Parent and the Company in this Form 10-K have been restated to reflect the stock split.

CABLEVISION PARENT

Cablevision Parent is a Delaware corporation which was organized in 1997. Cablevision Parent's only assets are all of the common stock of the Company and all of the ownership interests in the entities that own the TCI Systems. References herein to the "Systems" refer to the cable television systems owned by the Company, and, from and after March 4, 1998, the TCI Systems.

THE COMPANY

The Company is a Delaware corporation which was organized in 1985 and owns and operates cable television systems in 18 states with approximately 2,844,000 subscribers at December 31, 1997. Through Rainbow Media Holdings, Inc. ("Rainbow Media"), a company owned 75% by the Company and 25% by NBC Cable Holding, Inc. ("NBC Cable"), a subsidiary of National Broadcasting Company, Inc. ("NBC"), the Company owns interests in and manages numerous national and regional programming networks, the Madison Square Garden sports and entertainment business and cable television advertising sales companies. The Company, through Cablevision Lightpath, Inc. ("Lightpath"), a wholly-owned subsidiary of the Company, provides switched telephone service. As of February 9, 1998, the Company also owns Cablevision Electronics Investment, Inc., doing business as Nobody Beats The Wiz, an electronics retailer operating approximately 40 retail locations in the New York City metropolitan area.

CABLE TELEVISION OPERATIONS

General
-------

Cable television is a service that delivers multiple channels of television programming to subscribers who pay a monthly fee for the services they receive. Television and radio signals are received over-the-air or via satellite delivery by antennas, microwave relay stations and satellite earth stations and are modulated, amplified and distributed over a network of coaxial and fiber optic cable to the subscribers' television sets. Cable television systems typically are constructed and operated pursuant to non-exclusive franchises awarded by local governmental authorities for specified periods of time.

The Company's cable television systems offer varying levels of service which may include, among other programming, local broadcast network affiliates and independent television stations, satellite-delivered "superstations", certain other news, information and entertainment channels such as CNN, CNBC, ESPN, MTV, and certain premium services such as HBO, Showtime, The Movie Channel, Starz and Cinemax.

The Company's cable television revenues are derived principally from monthly fees paid by subscribers. In addition to recurring subscriber revenues, the Company derives revenues from installation charges, from the sales of pay-per-view movies and events, and from the sale of advertising time on advertiser supported programming. Certain services and equipment provided by substantially all of the Company's cable television systems are subject to regulation.

As of December 31, 1997, the Company's consolidated cable television systems served approximately 2,844,000 subscribers in 18 states, primarily in the metropolitan areas of New York, Ohio, Massachusetts, Connecticut, New Jersey, and Michigan. As of December 31, 1997 the TCI Systems served approximately 829,000 subscribers in New York and New Jersey.

The following table sets forth certain statistical data regarding the Company's cable television operations.

                                                                        AS OF DECEMBER 31,
                                                              ----------------------------------
                                                                 1997        1996        1995
                                                              ----------  ----------  ----------

Homes passed by cable (1)..................................   4,398,414   3,858,000   3,328,000
Basic service subscribers..................................   2,844,408   2,445,000   2,061,000
Basic service subscribers as a percentage of
    homes passed...........................................        64.7%       63.4%       61.9%
Number of premium television units.........................   4,183,130   3,862,000   3,990,000
Average number of premium units per basic subscriber
    at period end..........................................         1.5         1.6         1.9
Average monthly revenue per basic subscriber (2)...........  $    38.53  $    36.71  $    37.07


------------------------
(1) Homes passed is based upon homes actually marketed and does not include multiple dwelling units passed by the cable plant that are not connected to it.

(2) Based on recurring service revenues for the last month of the period, excluding installation charges and certain other non-recurring revenues such as pay-per-view, advertising and home shopping revenues. See "Subscriber Rates and Services; Marketing and Sales."

The Company's consolidated cable television systems are concentrated in the New York City greater metropolitan area (64% of the Company's total subscribers as of December 31, 1997), the Boston and suburban Massachusetts areas (12% of total subscribers as of December 31, 1997) and the greater Cleveland metropolitan area (11% of total subscribers as of December 31, 1997). The Company believes that its cable systems on Long Island comprise the largest group of contiguous cable television systems under common ownership in the United States (measured by number of subscribers). In addition, all of the TCI Systems are in the New York City greater metropolitan area.

Cable Television System Sales
-----------------------------

Since early 1997, the Company has aggressively pursued a plan to dispose of certain nonstrategic cable television systems. As described below, the Company has completed the sale of cable television systems in Alabama, Florida, Illinois, Kentucky, Maine, Missouri, North Carolina, Ohio and neighboring states, representing approximately 382,000 subscribers for an aggregate gross purchase price of $496.7 million. The Company has also entered into definitive agreements covering the sale of individual cable television systems in Wellsville/Penn Yan, New York; Windsor, New York; and New Milford, Pennsylvania, representing approximately 15,600 subscribers for an aggregate consideration of $16.3 million. The Company is actively pursuing the sale of other nonstrategic systems. There can be no assurance that the Company will enter into agreements covering other asset sales or that any pending asset sale transactions will be consummated.

On January 23, 1998, the Company completed the sale of substantially all of the assets of U.S. Cable Television Group, L.P. ("U.S. Cable"), including cable television systems in Alabama, Florida, Kentucky, Missouri, North Carolina and neighboring states (which served approximately
256,000 subscribers as of December 31, 1997) to Mediacom LLC for $311 million in cash.

On January 22, 1998, the Company consummated the sale of cable television systems in Rockford, Illinois owned by A-R Cable Services, Inc. ("A-R Cable"), a wholly-owned subsidiary of the Company (which served approximately 66,000 subscribers as of December 31, 1997) to Insight Communications Company, Inc. for $97 million in cash.

In December 1997, A-R Cable entered into an agreement with Adelphia Communications Corporation ("Adelphia") to sell to Adelphia the cable television systems in Wellsville/Penn Yan, New York owned by A-R Cable (which served approximately 11,600 subscribers as of December 31, 1997) for approximately $11.5 million in cash. The transaction is subject to the receipt of regulatory and other customary approvals. The transaction is currently expected to be consummated in the first half of 1998. There can be no assurance that the transaction will be consummated in a timely fashion, or at all.

On December 23, 1997, the Company completed the sale of the cable television system in Allen and Gibsonberg Townships, Ohio owned by Cablevision of the Midwest, Inc. (which served approximately 7,000 subscribers as of November 30, 1997) to TWFanch-one Co. for $10.7 million in cash.

In November 1997, A-R Cable entered into an agreement with Adams CATV, Inc. ("Adams") to sell to Adams the cable television systems in Windsor, New York and New Milford, Pennsylvania owned by A-R Cable (which served approximately 4,000 subscribers as of December 31, 1997) for approximately $4.8 million in cash. The transaction is subject to the receipt of regulatory and other customary approvals. The transaction is currently expected to be consummated in the first half of 1998. There can be no assurance that the transaction will be consummated in a timely fashion, or at all.

On October 31, 1997, the Company completed the closing of the sale of cable television systems in Maine (which served approximately 53,000 subscribers at October 31, 1997) owned by a subsidiary of A-R Cable for approximately
$78 million in cash pursuant to a sale agreement executed on May 8, 1997.

TCI Transactions
----------------

On March 4, 1998, Cablevision Parent completed transactions with TCI ("TCI Transactions") pursuant to which Cablevision Parent acquired certain cable television systems owned and operated by TCI and located in New Jersey, on Long Island and in New York's Rockland and Westchester counties. Cablevision Parent issued to certain TCI entities (the "TCI Transferors") an aggregate of 24,471,086 shares (adjusted for the two-for-one stock split) of Cablevision Parent Class A Common Stock, (See "The Holding Company Reorganization and TCI Transactions"). In addition, Cablevision Parent assumed certain related liabilities, including an aggregate amount of indebtedness for borrowed money equal to $669 million (the "Assumed Debt"). The Assumed Debt was refinanced immediately following the closing of the transactions with borrowings under a new $800 million bridge revolving credit facility (the "Bridge Credit Agreement") entered into by wholly-owned subsidiaries of Cablevision Parent acquired from TCI or that hold assets contributed by TCI (the "Contributed Business Subsidiaries") with a group of banks led by Toronto Dominion (Texas), Inc., as administrative and arranging agent. The facility has a final maturity of March 4, 2000. The Contributed Business Subsidiaries are wholly-owned (directly or indirectly) by Cablevision Parent. The Company has no ownership interest in the Contributed Business Subsidiaries and has not guaranteed any of their debt or other obligations. See "Management Discussion and Analysis--Liquidity and Capital Resources" for a discussion of the Bridge Credit Agreement.

In connection with securing certain regulatory approvals for the transaction, the Company agreed to divest certain cable television system assets of the Contributed Business Subsidiaries that are located in Paramus and Hillsdale, New Jersey. Based on information delivered to the Company by TCI, the system assets to be divested served approximately 5,300 subscribers as of December 31, 1997.

On January 27, 1998, the Company, Cablevision Parent and a subsidiary of TCI entered into a non-binding letter of intent for Cablevision Parent to acquire TCI's cable television systems (the "TCI Connecticut Systems") in and around Hartford, Vernon, Branford and Lakeville, Connecticut, servicing approximately 248,000 subscribers at December 31, 1997, based on information supplied by TCI. In consideration for the TCI Connecticut Systems, which have been valued by the parties at $380 million, Cablevision Parent will (i) transfer to TCI cable television systems serving Kalamazoo, Michigan (which served approximately 49,000 subscribers as of December 31, 1997 and which has been valued by the parties at $75 million), (ii) transfer to TCI other cable television systems to be identified by TCI and purchased with approximately $25 million of funds provided by Cablevision Parent, (iii) issue shares of Cablevision Parent
Class A Common Stock (based on a $57.80 per share (post stock split) valuation), and (iv) assume certain indebtedness relating to the TCI Connecticut Systems, which is anticipated to total approximately $110 million. There can be no assurance that these transactions will be consummated on the above terms or at all.

The agreement effecting the TCI Transactions ("Contribution Agreement") permits Cablevision Parent to combine the cable operations of the Company and the Contributed Business Subsidiaries on March 4, 1999 or prior thereto if the Company receives a favorable tax ruling. Following such a combination, Cablevision Parent would be permitted under the Contribution Agreement to establish Rainbow Media as a separate subsidiary of Cablevision Parent. No decision has been made as to whether such combination of the Contributed Business Subsidiaries and the Company's cable television systems and the Rainbow Media separation would be effected without such a favorable ruling, and there can be no assurances that such a ruling will be obtained. If the Company effects these transactions, Rainbow Media and its subsidiaries would be subsidiaries of Cablevision Parent and would no longer be subsidiaries of the Company. Combination of the Contributed Business Subsidiaries and the Company's cable television systems and any full or partial separation of Rainbow Media from the Company is also dependent upon compliance with the Company's debt covenants and upon the receipt of regulatory and other approvals.

In connection with the TCI Transactions, Cablevision Parent, TCI and certain holders of Cablevision Parent Class B Common Stock (the "Class B
Stockholders') entered into a

Stockholders Agreement (the "Stockholders Agreement") providing, among other things, for: (i) limits on TCI's ability to buy more than an additional 10% of the Cablevision Parent Class A Common Stock beyond that issued to TCI in the TCI Transactions, (ii) limitations on TCI's ability to transfer Cablevision Parent Class A Common Stock to any person who after such transfer would beneficially own 10% or more of the outstanding Cablevision Parent Class A Common Stock or 5% or more of all outstanding Cablevision Parent Common Stock, except for transfers of all of TCI's Cablevision Parent Class A Common Stock to a single purchaser who agrees to become a party to the Stockholders Agreement, transfers to certain TCI subsidiaries and transfers in connection with a bona fide pledge to secure a borrowing, (iii) consultation rights among Cablevision Parent, TCI and the Class B Stockholders regarding sales of Cablevision Parent as a whole or significant Cablevision Parent assets, sales of Cablevision Parent Class A Common Stock owned by TCI and sales of Cablevision Parent Class B Common Stock owned by the Class B Stockholders, (iv) certain tag-along and drag-along rights between TCI and the Class B stockholders, (v) preemptive rights for TCI on new issuances of Cablevision Parent common stock so that TCI may maintain ownership of 33% of the outstanding Cablevision Parent common stock, with certain limited exceptions, (vi) TCI's right to designate two Class B directors to Cablevision Parent's Board of Directors, (vii) the right of TCI director designees to membership on a Cablevision Parent board committee to approve certain transactions with Class B Stockholders and their family members that will give such designees a veto over such transactions, (viii) TCI's agreement to vote in proportion with the public Cablevision Parent Class A Common Stockholders for the election of the 25% of Cablevision Parent directors which the Cablevision Parent Class A Common Stock is entitled to elect, (ix) Cablevision Parent's agreement not to effect acquisition transactions that would cause the debt to cash flow ratio of Cablevision Parent (calculated as described in the Stockholders Agreement) to exceed a specified ratio (initially 8.0 to 1, and declining to 7.5 to 1 after December 31, 1999), and (x) registration rights under the Securities Act for shares of Cablevision Parent Class A Common Stock owned by TCI.

The following charts summarize the corporate organization structure of Cablevision Parent and the Company immediately following the TCI Transactions and after giving effect to the combination of the Contributed Business Subsidiaries with the Company and the Rainbow Media separation, which are permitted under the Contribution Agreement. No decision has been made as to whether a combination of the Contributed Business subsidiaries and the Company's cable television systems and the Rainbow Media separation will be effected.

Chart depicting:

    CABLEVISION PARENT STRUCTURE IMMEDIATELY FOLLOWING COMPLETION OF THE TCI
    -----------------------------------------------------------------
      TRANSACTIONS AND PRIOR TO OTHER POSSIBLE RELATED TRANSACTIONS
      -------------------------------------------------------------

Chart depicting:

      CABLEVISION PARENT STRUCTURE FOLLOWING COMPLETION OF OTHER POSSIBLE
      ------------------------------------------------------------
                          RELATED TRANSACTIONS
                          --------------------

Contemporaneous with the Reorganization, the Company acquired the remaining 1% interest in Cablevision of New York City, L.P. of Mr. Charles F. Dolan ("Mr. Dolan") and satisfied certain payment obligations for a cash payment of approximately $194 million. This transaction was effected pursuant to the provisions of agreements entered into in 1992, as amended in 1997 to delay the exercise date to coincide with the consummation of the Reorganization and related transactions. Mr. Dolan is the Chairman of the Board of the Company and of Cablevision Parent and is a principal stockholder of Cablevision Parent. He is the father of James L. Dolan, Chief Executive Officer of the Company and of Cablevision Parent, Thomas C. Dolan, Senior Vice President of the Company and of Cablevision Parent, and Patrick F. Dolan, a director of the Company and of Cablevision Parent. Each of James, Thomas, and Patrick Dolan is a member of the Board of Directors of the Company and of Cablevision Parent. Also on March 4, 1998, Cablevision Parent acquired certain minority interests in an entity owned by Rainbow Media in exchange for 104,000 shares (after adjusting for the two-for-one stock split) of Cablevision Parent Common Stock.

Subscriber Rates and Services; Marketing and Sales
--------------------------------------------------

The Company's cable television systems offer a package of services, generally marketed as "Family Cable", which includes, among other programming, broadcast network local affiliates and independent television stations, satellite-delivered "superstations" and certain other news, information and entertainment channels such as CNN, CNBC, ESPN and MTV. For additional charges, the Company's cable television systems provide certain premium services such as HBO, Showtime, The Movie Channel, Starz and Cinemax, which may be purchased either individually (in conjunction with Family Cable) or in combinations or in tiers.

In addition, the Company's cable television systems offer a basic package which includes broadcast network local affiliates and public, educational or governmental channels and certain leased access channels.

    In certain areas with sufficient system capacity, the Company has a branded product offering called "OptimumTV". OptimumTV, which includes a minimum of 77 analog channels, offers the basic and Family packages noted above, as well as premium services, and a group of three new packages containing premium networks and ad-supported news, information and entertainment channels. Depending upon the market, OptimumTV offers customers anywhere from 20 to 30 new cable channels, including additional pay-per-view channels that offer movies and sporting events on a transactional basis.

In other areas the Company offers premium services on an individual basis and as components of different "tiers". Successive tiers include additional premium services for additional charges that reflect discounts from the charges for such services if purchased individually. For example, in most of the Company's cable systems, subscribers may elect to purchase Family Cable plus one, two or three premium services with declining incremental costs for each successive tier. In addition, many systems offer a "Rainbow" package consisting of between five and seven premium services, and a "Rainbow Gold" package consisting of between eight and ten premium services.

Since its existing cable television systems are substantially fully built, the Company's sales efforts are primarily directed toward increasing penetration and revenues in its franchise areas. The

Company sells its cable television services through door-to-door selling as well as telemarketing, direct mail advertising, promotional campaigns and local media and newspaper advertising.

Certain services and equipment (converters which are leased to subscribers) provided by substantially all of the Company's cable television systems are subject to regulation. See ("Cable Television Operations--Regulation
--1992 Cable Act").

System Capacity.
---------------

The Company is engaged in an ongoing effort to upgrade the technical capabilities of its cable plant and to increase channel capacity for the delivery of additional programming and new services. The Company's cable television systems have a minimum capacity of 42 channels and 95% of its homes passed are currently served by systems having a capacity of at least 62 channels. Currently 82% (77% with the TCI Systems) of its homes are served by at least 77 channels. As a result of ongoing upgrades, the Company expects that by December 1998 approximately 90% (83% with the TCI Systems) of its subscribers will be served by systems having a capacity of at least 77 channels. All of the system upgrades either completed or underway will utilize fiber optic cable.

Programming.
-----------

Adequate programming is available to the Systems from a variety of sources including that available from Rainbow Media and affiliates of TCI. Program suppliers' compensation is typically a fixed, per subscriber monthly fee based, in most cases, either on the total number of subscribers of the cable systems and certain of its affiliates, or on the number of subscribers subscribing to the particular service. The programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Cable programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to most subscribers, increased costs to produce or purchase cable programming and other factors. Management believes that the Systems will continue to have access to programming services at reasonable price levels.

Franchises.
----------

The Systems are operated primarily under nonexclusive franchise agreements with local governmental franchising authorities, in some cases with the approval of state cable television authorities. Franchising authorities generally charge a fee of up to 5% based on a percentage of certain revenues of the franchisee.

The franchise agreements are generally for a term of ten to fifteen years from the date of grant, although recently renewals have often been for five to ten year terms. Some of the franchises grant the cable television system an option to renew. Except for franchises for the Town of Brookhaven, New York which expired in 1991, the Town of Oyster Bay which expired in 1997, and the Town of Hempstead which expired in 1997, the expiration dates for the Company's ten largest franchises range from 1998 to 2007.
In certain cases, including two franchises in the

Town of Brookhaven, the franchise for the Town of Oyster Bay and the franchise for the Town of Hempstead, the Company is operating under temporary licenses while negotiating renewal terms with the franchising authorities. Franchises usually require the consent of the franchising authority prior to the sale, assignment, transfer or change in ownership or operating control of the franchisee.

The Cable Communications Policy Act of 1984 (the "1984 Cable Act") and the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") provide significant procedural protections for cable operators seeking renewal of their franchises. See "Business--Cable Television Operations--Regulation". In connection with a renewal, a franchising authority may impose different and more stringent terms. The Company has never lost a franchise as a result of a failure to obtain a renewal.

PROGRAMMING AND ENTERTAINMENT OPERATIONS

General.
-------

The Company conducts its programming activities through Rainbow Media (formerly Rainbow Programming Holdings, Inc.), a company 75% owned by the Company and 25% by NBC Cable.

Rainbow Media's businesses include leading national and regional programming networks and the Madison Square Garden sports and entertainment business. Rainbow Media also owns cable television advertising businesses.

Rainbow Media's national entertainment networks include American Movie Classics (which features American theatrically released classic films and original programming), Bravo (which features films and performing arts programs, including jazz, dance, classical music and theatrical and original programming), Romance Classics (which features theatrically released films, mini-series, made for television movies and original programming having a romantic theme), MuchMusic (which features a diverse mix of new and established musical artists) and The Independent Film Channel (which features independent films made outside the traditional Hollywood system). National Sports Partners is a national sports network featuring Fox Sports Net, which provides national sports programming to regional sports networks. National Sports Partners is 50% owned by Rainbow Media and is managed and 50% owned by Fox/Liberty Networks, L.L.C. ("Fox/Liberty").

Rainbow Media owns a 60% interest in, and manages, Regional Programming Partners, a partnership with Fox/Liberty. Regional Programming Partners owns an approximate 92.2% interest in Madison Square Garden, a sports and entertainment company that owns and operates the Madison Square Garden Arena and the adjoining Theater at Madison Square Garden, the New York Knickerbockers professional basketball team, the New York Rangers, professional hockey team, the New York Liberty professional women's basketball team, the New York City Hawks professional arena football team, the Madison Square Garden Network, Fox Sports New York and Radio City Productions (which operates Radio City Music Hall in New York City). Regional Programming Partners also owns interests in regional sports networks that provide regional sports programming to the New England, Chicago, Cincinnati, Cleveland, San Francisco and Florida areas, in addition to Madison Square Garden Network and Fox Sports New York which provide regional sports programming to the New York City metropolitan area.

Rainbow Media owns Rainbow News 12 which operates regional news networks servicing suburban areas surrounding New York City. Rainbow Media also owns and operates Rainbow Advertising Sales Corporation, a cable television advertising company and owns a 50% interest in National Advertising Partners, which sells national advertising for regional sports networks and is managed and 50% owned by Fox/Liberty.

The following table sets forth ownership information and estimated subscriber information as of December 31, 1997 for each of the programming businesses whose ownership interest is held directly or indirectly by Rainbow Media. Rainbow Media is a 75% owned subsidiary of the Company. NBC owns the remaining 25% interest. Rainbow Programming Partners ("RPP") is a 60% owned subsidiary of Rainbow Media, with the remaining 40% interest owned by Fox/Liberty.

                                                   AFFILIATED
PROGRAMMING                           VIEWING          BASIC
BUSINESSES                          SUBSCRIBERS    SUBSCRIBERS (1)   OWNERSHIP (2)
-----------                         -------------  ---------------   -----------------
                                                (In Millions)

National Entertainment:
----------------------

American Movie Classics...........    59.9          63.4             Rainbow Media--100%
Romance Classics..................     6.6           9.9             Rainbow Media--100%
Bravo.............................    26.8          31.9             Rainbow Media--100%
Bravo Latin America...............     3.2           4.2             Rainbow Media--100%
The Independent Film Channel......     5.2          11.3             Rainbow Media--100%
MuchMusic.........................     7.6          10.3             Rainbow Media and Chum, Ltd.-- 50% each

Sports:
------

Madison Square Garden Network.....     6.6           7.9             RPP--92.2%; ITT--7.8% (3)
Fox Sports New York...............     3.6           6.1             RPP--92.2%; ITT--7.8%
Fox Sports Pacific................     2.7           3.1             RPP and Fox/Liberty--50% each
Fox Sports Chicago................     3.0           3.0             RPP and Fox/Liberty--50% each
Fox Sports New England............     2.6           3.5             RPP--100% (4)
Fox Sports Ohio...................     1.9           2.1             RPP--100%
Fox Sports Cincinnati.............     2.2           2.3             RPP--100%
SportsChannel Florida.............     2.7           2.7             RPP--30%; Front Row--70%

News Services:
-------------

News12 Long Island................      .7            .7             Rainbow Media--100%
News12 Connecticut................      .2            .2             Rainbow Media--100%
News12 New Jersey.................     1.0           1.0             Rainbow Media and Newark Star Ledger--50% each
News12 Westchester................      .2            .2             Rainbow Media--100%
Neighborhood News L.I.............      .1            .1             Rainbow Media--100%

Other:
-----
Extra Help........................     1.4           1.5             Rainbow Media--100%

------------------------
(1) Represents the total number of basic subscribers available in systems that carry the service.

(2) Various of these programming businesses, other than those which are wholly-owned by Rainbow Media, are subject to puts, calls, rights of first refusal and restrictions on transfer.

(3) See "Madison Square Garden" for a discussion of certain puts and calls with respect to Madison Square Garden.

(4) On January 14, 1998, Media One, Inc. exercised an option to acquire 50% of SportsChannel New England

Rainbow Media's existing structure reflects three significant transactions that were consummated in 1997.

NBC Transaction
---------------
On April 1, 1997, Rainbow Media consummated a transaction in which
Rainbow Programming Holdings, Inc. merged with and into Rainbow Media, a newly formed subsidiary of the Company. In addition, NBC Cable received a 25% equity interest (which interest may be increased up to 27% under certain circumstances) in non-voting Class C common stock of Rainbow Media. The Company owns the remaining 75% equity interest in Rainbow Media. The partnership interests in certain of Rainbow Media's programming services formerly owned by NBC Cable are now owned by subsidiaries of Rainbow Media.

Fox/Liberty Transactions
------------------------
On December 18, 1997, Rainbow Media organized three partnerships with Fox Sports, a subsidiary of Fox/Liberty: Regional Programming Partners (the partnership that owns the interest in Madison Square Garden and in the regional sports programming businesses previously owned by Rainbow Media), National Sports Partners (the partnership that owns and operates Fox Sports
Net) and National Advertising Partners (the partnership that manages and sells national advertising for certain of the regional sports networks in which Regional Programming Partners owns interests and certain regional sports networks owned by Fox/Liberty) (the "Fox/Liberty Transactions").

In connection with the formation of Regional Programming Partners, affiliates of Rainbow Media, through various indirect transfers, contributed to Regional Programming Partners, in consideration for the issuance of a 60% general partnership interest, their interests in SportsChannel Chicago, SportsChannel Pacific, SportsChannel New England, SportsChannel Ohio, SportsChannel Cincinnati, SportsChannel Florida and Metro Channel LLC. Fox/Liberty contributed $850 million in cash to Regional Programming Partners in exchange for a 40% general partnership interest. Regional Programming Partners used approximately $450 million of such proceeds to make an investment in Madison Square Garden, which in turn used such amount to repay indebtedness (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources"). A subsidiary of Rainbow Media is the managing general partner of Regional Programming Partners.

In connection with the formation of National Sports Partners, Rainbow Media contributed to National Sports Partners, in consideration for the issuance of a 50% general partnership interest, its interests in American Sports Classics LLC, Prime SportsChannel and SportsChannel Ventures, Inc. Fox/Liberty contributed, in consideration for the issuance of a 50% general partnership interest, certain assets, including the assets pertaining to or used in the business of Fox Sports, interests in Prime SportsChannel and Fox Watch Productions Inc. A subsidiary of Fox Sports is the managing partner of National Sports Partners.

In connection with the formation of National Advertising Partners, Rainbow Media contributed to National Advertising Partners, in consideration for the issuance of a 50% general partnership interest, certain assets relating to the national advertising of certain of the regional sports programming services in which Rainbow Media had an interest. Fox/Liberty contributed, in consideration for the issuance of a 50% general partnership interest, certain assets relating to the national advertising of the regional sports programming services in which Fox Sports had an interest. A subsidiary of Fox Sports is the managing general partner of National Advertising Partners.

Madison Square Garden
---------------------
In March 1995, a partnership formed by Rainbow Media and ITT Corporation ("ITT") acquired the business and assets of Madison Square Garden. Madison Square Garden owns the Madison Square Garden Arena and the adjoining Theater at Madison Square Garden, the New York Rangers professional hockey team, the New York Knickerbockers professional basketball team and the Madison Square Garden Network. The purchase price was $1,009.1 million.

On June 17, 1997, Madison Square Garden redeemed a portion of ITT's interest in Madison Square Garden for $500 million and Rainbow Media contributed its SportsChannel Associates programming company to Madison Square Garden, which, together with the redemption, increased Rainbow Media's interest in Madison Square Garden to 89.8% and reduced ITT's interest to 10.2%. In connection with the Fox/Liberty Transactions discussed above, Rainbow Media's interest in Madison Square Garden was contributed to Regional Programming Partners. ITT's interest in Madison Square Garden was further reduced to 7.8% as a result of the $450 million capital contribution by Regional Programming Partners to Madison Square Garden as of December 18, 1997, which was used by Madison Square Garden to pay down outstanding debt. The remaining 7.8% interest held by ITT is subject to certain puts and calls. On March 9, 1998, ITT notified the Company of its election to exercise the first put with respect to 50% of such interest for $94 million. The second put for the remaining 50% of such interest will become exercisable in 1999.

The Company and Rainbow Media entered into agreements with the National Hockey League (the "NHL") and the National Basketball Association ("NBA"), agreeing, among other things, to conduct themselves in accordance with the relevant rules of each league. The approval of the NHL and the NBA are required for certain transactions involving Cablevision Parent, the Company, Rainbow Media and Regional Programming Partners, including certain transfers of ownership interests.

On December 5, 1997, Madison Square Garden purchased Radio City Productions LLC, the production company that operates Radio City Music Hall in New York City and produces The Radio City Christmas Spectacular and shows featuring the Radio City Rockettes, and simultaneously entered into a 25-year lease for Radio City Music Hall.

TELEPHONE AND MODEM SERVICES

The Company, through Lightpath, a Competitive Local Exchange Carrier, provides advanced local telecommunications services to the business market. Lightpath provides a full range of local dial tone, switched services, private line and advanced networking features on the local and long distance levels on its own facilities and network. As of December 31, 1997, Lightpath serviced over 850 industrial, commercial and institutional accounts on Long Island. In addition, the Company has begun providing residential telephone and cable modem internet access service in portions of the greater New York City metropolitan area.

AT HOME CORPORATION
-------------------

The Company owns warrants to acquire approximately 11 million shares of common stock of At Home Corporation, which warrants are exercisable at $.50 per share. At Home Corporation distributes high-speed interactive services to residences and businesses using its own network architecture and a variety of transport options, including the cable industry's hybrid-fiber coaxial infrastructure. These warrants were issued to the Company in exchange for certain agreements of the Company with respect to the distribution of the At Home internet access service to cable subscribers.

NOBODY BEATS THE WIZ
--------------------

On February 9, 1998, Cablevision Electronics Investments, Inc. ("Cablevision Electronics"), a wholly-owned subsidiary of the Company, acquired substantially all of the assets associated with approximately 40 Nobody Beats The Wiz consumer electronics store locations from The Wiz, Inc. and certain of its subsidiaries and affiliates (collectively, the "Wiz"). The Wiz had filed for bankruptcy protection on December 16, 1997. Cablevision Electronics paid approximately $92 million for the assets, primary inventory, of which $10 million was put into escrow pending resolution of the final calculation of the purchase price. In addition, prior to closing, Cablevision Electronics provided approximately $8 million for the Wiz to meet certain operating costs.

PCS INVESTMENTS
---------------

The Company holds a 49.9% interest, and certain preferential distribution rights, in NorthCoast Communications, LLC ("NorthCoast"). NorthCoast holds certain licenses to conduct a personal communications service ("PCS") business. The Company has contributed an aggregate of approximately $29.7 million to NorthCoast (either directly or through a loan to NorthCoast Operating Co., Inc. ("NorthCoast Operating"), the other member in
NorthCoast). NorthCoast Operating is a Delaware Corporation controlled by
John Dolan. John Dolan is a nephew of Charles F. Dolan (the Chairman of the Board of the Company and of Cablevision Parent and a principal stockholder of Cablevision Parent) and a cousin of James L. Dolan (the Chief Executive
Officer and director of the Company and of Cablevision Parent), Thomas C. Dolan (a Senior Vice President and director of the Company and of Cablevision Parent) and Patrick F. Dolan (a director of the Company and of Cablevision Parent).

DBS INVESTMENT
--------------

Rainbow Media holds a 50% interest in R/L DBS Company LLC, a joint venture with Loral Space and Communications, Ltd. ("R/L DBS"). R/L DBS holds certain frequencies granted by the FCC for the operation of a direct broadcast satellite business. The Company has contributed an aggregate of approximately $12.9 million to R/L DBS or its predecessor businesses.

Radio Station Disposition
-------------------------

    In December 1997, Rainbow Media completed the sale of substantially all of the assets of a subsidiary, CV Radio Associates, L.P., which operated an AM radio station (WKNR) in Cleveland, Ohio, for approximately $8.4 million.

COMPETITION
-----------

CABLE TELEVISION
----------------

    The Systems generally compete with the direct reception of broadcast television signals by antenna and with other methods of delivering television signals to the home for a fee. The extent of such competition depends upon the number and quality of the signals available by direct antenna reception as compared to the number and quality of signals distributed by the cable system. The Systems also compete to varying degrees with other communications and entertainment media, including movies, theater and other entertainment activities.

    The Telecommunications Act of 1996 ("1996 Telecom Act") repealed the 1984 Act prohibition against telco-cable cross-ownership and provides that a local exchange telephone company may provide video programming directly to subscribers through a variety of means, including (1) as a radio-based (MMDS or DBS) multichannel video programming distributor; (2) as a cable operator, fully subject to the franchising, rate regulation and other provisions of the 1984 and 1992 Cable Acts; and (3) through an "open video system" that is certified by the FCC to be offering nondiscriminatory access to a portion of its channel capacity for unaffiliated program distributors, subject only to selected portions of the regulations applicable to cable operators. Non-telephone companies may also become "open video systems" and provide video competition to cable systems without obtaining a franchise. A local telephone company also may provide the "transmission of video programming" on a common carrier basis. As noted below, telephone companies in several of the Company's franchise areas have applied for franchises to offer cable service fully subject to the 1984 and 1992 Cable Acts. Several companies have sought to become "open video systems" in areas in which the Company operates cable systems in Boston, New York City and Westchester County, New York. One, RCN Corporation ("RCN") is currently operating open video systems in Boston and New York City and has received authorization to operate open video systems in a number of communities in Massachusetts in which the Company operates cable systems.

    The 1996 Telecom Act also prohibits a telephone company or a cable system operator in the same market from acquiring each other, except in limited circumstances, such as areas of smaller population.

    Cable television also competes with the home video industry. Owners of videocassette recorders are able to rent many of the same movies, special events and music videos that are available on certain premium services. The availability of videocassettes has affected the degree to which the Systems are able to sell premium service units and pay-per-view offerings to some of its subscribers.

    Multipoint distribution services ("MDS"), which deliver premium television programming over microwave superhigh frequency channels received by subscribers with a special antenna, and multichannel multipoint distribution service ("MMDS"), which is capable of carrying four channels of television programming, also compete with certain services provided by the Systems. By acquiring several MMDS licenses or subleasing from several MMDS operators and holders of other types of microwave licenses, a single entity can increase channel capacity to a level more competitive with cable systems. MDS and MMDS systems are not required to obtain a municipal franchise, are less capital intensive, require lower up-front capital expenditures and are subject to fewer local and FCC regulatory requirements than cable systems. The ability of MDS and MMDS systems to serve homes and to appeal to consumers is affected by their less extensive channel capacity and the need for unobstructed line of sight over-the-air transmission. The Systems compete with MDS and MMDS operators generally in its metropolitan service areas.

    Satellite master antenna systems ("SMATV") generally serve large multiple dwelling units. The FCC has preempted all state and local regulation of SMATV operations. SMATV is limited to the buildings within which the operator has received permission from the building owner to provide service. The FCC has streamlined its MDS regulations and opened substantially more microwave channels to MDS and SMATV operators, which could increase the strength of their competition with cable television systems. The Systems compete with SMATV operators primarily in the New York City metropolitan area. The 1996 Telecom Act amends the definition of cable system to exclude facilities that do not use public rights-of-way (e.g., SMATV operators serving multiple buildings not under common ownership or control), thus exempting such facilities from franchise and other requirements applicable to cable operators.

    The FCC has established a new local multipoint distribution service ("LMDS", sometimes referred to as "cellular cable") in the higher bands of the electromagnetic spectrum that could be used to offer multichannel video in competition with cable systems, as well as two-way communications services. The FCC has held auctions to select licensees. Cellularvision, the originator of this service, currently holds an experimental license and has constructed a video transmission service using the 28 Ghz band in a portion of the New York City service area. The FCC has barred both telephone and cable companies from bidding for LMDS frequencies in their own service areas.

    The 1984 Cable Act specifically legalized, under certain circumstances, reception by private home earth stations of satellite-delivered cable programming services. By law, dish owners have the right to receive broadcast superstations and network affiliate transmissions in return for a compulsory copyright fee. Cable programmers have developed new marketing efforts to reach these viewers. Direct broadcast satellite ("DBS") systems permit satellite transmissions from the low-power C-Band to be received by antennae approximately 60 to 72 inches in diameter at the viewer's home. Higher power DBS systems providing transmissions over the Ku-Band permit the use of smaller receiver antennae and thus are more appealing to customers. Four DBS systems are now operational in the United States, some with investment by companies with substantial resources such as Hughes Electronics Corp. Both C-Band and Ku-Band DBS delivery of television signals are competitive alternatives to cable television. Legislation has been introduced in Congress to change the federal copyright laws to permit DBS systems to retransmit local broadcast television signals to DBS customers. If enacted, such legislation could enhance the competitive position of DBS systems.

    Other technologies supply services that may compete with certain services provided by cable television. These technologies include translator stations (which rebroadcast signals at different frequencies at lower power to improve reception) and low-power television stations (which operate on a single channel at power levels substantially below those of most conventional broadcasters and, therefore, reach a smaller service area).

    The full extent to which developing media will compete with cable television systems may not be known for several years. There can be no assurance that existing, proposed or as yet undeveloped technologies will not become dominant in the future and render cable television systems less profitable or even obsolete.

    Although substantially all the franchises of the Systems are non-exclusive, most franchising authorities have granted only one franchise in an area. Other cable television operators could receive franchises for areas in which the Systems are operated or a municipality could build a competing cable system. SNET, the dominant telephone company in Connecticut has obtained a statewide franchise to build and operate a competing cable television system in the communities in Connecticut in which the Systems are operating pursuant to cable franchises. Ameritech has obtained franchises to offer cable service in certain of the Company's franchise areas in the Midwest. RCN has obtained or applied for cable franchises in a number of communities in Massachusetts in which the Company operates. The 1992 Cable Act described below prohibits municipalities from unreasonably refusing to grant competitive franchises and facilitates the franchising of second cable systems or municipally-owned cable systems. See "Regulation--1992 Cable Act," below.

PROGRAMMING AND ENTERTAINMENT
-----------------------------

    There are numerous programming services with which Rainbow Media competes for cable television system distribution and for subscribers, including network television, other national and regional cable services, independent broadcast television stations, television superstations, the home videocassette industry, and developing pay-per-view services. Rainbow Media and the other programming services are competing for limited channel capacity and for inclusion in the basic service tier of the systems offering their programming services. Many of these program distributors are large, publicly-held companies which have greater financial resources than Rainbow Media.

    Rainbow Media also competes for the availability of programming, through competition for telecast rights to films and competition for rights agreements with sports teams. The Company anticipates that such competition will increase as the number of programming distributors increases.

    In general, the programming services offered by Rainbow Media compete with other forms of television-related services and entertainment media on the basis of the price of services, the variety and quality of programming offered and the effectiveness of Rainbow Media's marketing efforts.

    There are numerous businesses that compete with Madison Square Garden and Radio City Productions for the entertainment expenditures of consumers.

TELEPHONE AND MODEM SERVICES
----------------------------

    Lightpath faces substantial competition from incumbent local exchange carriers ("ILECs"), such as Bell Atlantic, which are the dominant providers of local telephone services in their respective service areas. ILECs have significant advantages over Lightpath, including greater capital resources, an existing fully operational local network, and longstanding relationships with customers.

    While Lightpath and the ILECs are competitors, Lightpath must also enter into interconnection agreements with each ILEC so that Lightpath's customers can make and receive calls from customers served by the ILEC. Federal and State law and regulations require ILECs to enter into such agreements and provide such facilities and services, and establish the methodology for setting the price for these facilities and services. The specific price, terms and conditions of each agreement, however, depends on the outcome of negotiations between Lightpath and an ILEC. Agreements are also subject to approval by the state public service commission. Lightpath has entered into interconnection agreements with Bell Atlantic for New York, which have been approved by the New York Public Service Commission. In addition, it has reached an agreement with Southern New England Telephone ("SNET") covering SNET's service area in Connecticut, which agreement is pending signature.

    Lightpath also faces competition from one or more competitive access providers ("CAPs") and other new entrants in the local telecommunications marketplace, such as Teleport Communications Group, Inc. ("Teleport") and MFS Communications Company, Inc. ("MFS"). In addition to the ILECs and competitive service providers, other potential competitors capable of offering private line and special access services include electric utilities, long distance carriers, microwave carriers, wireless telephone system operators (such as cellular, PCS, and specialized mobile radio), and private networks built by large end users. A continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors to Lightpath.

    Many ILECs and certain of Lightpath's other potential competitors have financial, personnel and other resources significantly greater than those of Lightpath. Some of these competitors have existing networks or conduits that could be adapted to provide local exchange services. There can be no assurance that Lightpath will be able to compete effectively against these competitors. Lightpath may also face competition from new technologies and services introduced in the future.

REGULATION
-----------

CABLE TELEVISION
----------------

    1984 CABLE ACT. The 1984 Cable Act set uniform national guidelines for cable regulation under the Communications Act of 1934. While several of the provisions of the 1984 Cable Act have been amended or superseded by the 1992 Cable Act and/or the 1996 Telecom Act, each described below, other provisions of the 1984 Act, including the principal provisions relating to the franchising of cable television systems, remain in place. The 1984 Cable Act authorizes states or localities to franchise cable television systems but sets limits on their franchising powers. It sets a ceiling on cable franchise fees of 5% of gross revenues and prohibits localities from requiring cable operators to carry specific programming services. The 1984 Cable Act protects cable operators seeking franchise renewals by limiting the factors a locality may consider and requiring a due process hearing before denial. The 1984 Cable Act does not, however, prevent another cable operator from being authorized to build a competing system. The 1992 Cable Act prohibits franchising authorities from granting exclusive cable franchises and from unreasonably refusing to award an additional competitive franchise.

    The 1984 Cable Act allows localities to require free access to public, educational or governmental channels, but sets limits on the number of commercial leased access channels cable television operators must make available for potentially competitive services. The 1984 Cable Act prohibits obscene programming and requires the sale or lease of devices to block programming considered offensive.

    1992 CABLE ACT. The 1992 Cable Act represented a significant change in the regulatory framework under which cable television systems operate.

    After the effective date of the 1984 Cable Act, and prior to the enactment of the 1992 Cable Act, rates for cable services were unregulated for substantially all of the Systems. The 1992 Cable Act reintroduced rate regulation for certain services and equipment provided by most cable systems in the United States, including substantially all of the Company's systems. While several of the provisions of the 1992 Cable Act have been amended or superseded by the 1996 Telecom Act, other provisions remain in place.

    The 1992 Cable Act requires each cable system to establish a basic service package consisting, at a minimum, of all local broadcast signals and all non-satellite delivered distant broadcast signals that the cable system wishes to carry, and all public, educational and governmental access programming. The rates for the basic service package are subject to regulation by local franchising authorities. Under the FCC's 1993 rate regulation rules, a cable operator whose per channel rates as of September 30, 1992 exceeded an FCC established benchmark was required to reduce its per channel rates for the basic service package by up to 10% unless it could justify higher rates on the basis of its costs. In 1994, after reconsideration, the FCC ordered a further reduction of 7% in rates for the basic service tier in effect on September 30, 1992, for an overall reduction of 17% from those rates. Franchise authorities (local municipalities or state cable television regulators) are also empowered to regulate the rates charged for the installation and lease of the equipment used by subscribers to receive the basic service package (including a converter box, a remote control unit and, if requested by a subscriber, an addressable converter box or other equipment required to access programming offered on a per channel or per program basis), including equipment that may also be used to receive other packages of programming, and the installation and monthly use of connections for additional television sets. The FCC's rules require franchise authorities to regulate rates for equipment and connections for additional television sets on the basis of an actual cost formula developed by the FCC, plus a return of 11.25%. No additional charge is permitted for the delivery of regulated services to additional sets unless the operator incurs additional programming costs in connection with the delivery of such services to multiple sets.

    The FCC may, in response to complaints by a franchising authority, reduce the rates for service packages other than the basic service package if it finds that such rates are unreasonable. The FCC will in response to complaints also regulate, on the basis of actual cost, the rates for equipment used only to receive these higher packages. Services offered on a per channel or per program basis are not subject to rate regulation by either municipalities or the FCC.

    The FCC's rules provide that, unless a cable operator can justify higher rates on the basis of its costs, increases in the rates charged by the operator for the basic service package or any other regulated package of service may not exceed an inflation indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs that exceed the inflation index. Increases in fees paid to broadcast stations for the retransmission of their signals above those in effect on October 6, 1994 may be passed through to subscribers.

    In 1994 the FCC also adopted guidelines for cost-of-service showings that establish a regulatory framework pursuant to which a cable television operator may attempt to justify rates in excess of the benchmarks. Such justification would be based upon (i) the operator's costs in operating a cable television system (including certain operating expenses, depreciation and taxes) and (ii) a return on the investment the operator has made to provide regulated cable television services in such system (such investment being referred to as its "ratebase", which includes working capital and certain costs associated with the construction of such system). The guidelines (1) create a rebuttable presumption that excludes from a cable television operator's ratebase any "excess acquisition costs" (equal to the excess of the purchase price for a cable television system over the original construction cost of such system, or its book value at the time of acquisition), (2) include in the rate base the costs associated with certain intangibles such as franchise rights and customer lists, and (3) set a uniform rate of return for regulated cable television service of 11.25% after taxes. In addition, the FCC has adopted guidelines for cost of service showings that permit rate adjustments attributed to the cost of a rebuild or substantial upgrade of a cable system to be added to the operators benchmark rate.

    In 1994 the FCC also reversed its prior policy regarding rate regulation of packages of a la carte services. A la carte services that are offered in a package are now subject to rate regulation by the FCC. In light of the uncertainty created by the various criteria that the FCC previously applied to a la carte packages, the FCC, in those cases in which it was not clear how the FCC's previous criteria should have been applied to the package at issue, and where only a "small number" of channels were moved from a previously regulated tier to the package, allowed cable operators to treat existing packages as new product tiers ("NPT") as discussed below.

    The FCC, in addition to revising its rules governing a la carte channels, also revised its regulations governing the manner in which cable operators may charge subscribers for new cable programming services. The FCC instituted a three-year flat fee mark-up plan for charges relating to new channels of cable programming services in addition to the present formula for calculating the permissible rate for new services. Commencing on January 1, 1995, operators could charge for new channels of cable programming services added after May 14, 1994 at a markup of up to 20 cents per channel over actual programming costs, but may not make adjustments to monthly rates for these new services totaling more than $1.20, plus an additional 30 cents solely for programming license fees, per subscriber over the first two years of the three-year period. Cable operators could increase rates for actual programming costs for channels added in that year, plus, in the event channels are added, an additional 20 cents (aggregate) in the third year, 1997. Cable operators electing to use the 20 cent per channel adjustment could not take a 7.5% mark-up on programming cost increases, which was permitted under the FCC's prior rate regulations.

    Additionally, the FCC permitted cable operators to offer NPTs at rates that they elect so long as, among other conditions, other service tiers that are subject to rate regulation are priced in conformity with applicable FCC regulations and cable operators do not remove programming services from existing service tiers and offer them on the NPT.

    Under the 1992 Cable Act, systems may not require subscribers to purchase any cable programming service tier other than the basic service package as a condition of access to video programming offered on a per channel or per program basis. Cable systems are allowed up to ten years to the extent necessary to implement the necessary technology to facilitate this access. Substantially all of the Company's systems are currently capable of implementing the technology mandated by the 1992 Cable Act.

    In addition, the 1992 Cable Act (i) requires cable programmers under certain circumstances to offer their programming to present and future competitors of cable television such as MMDS, SMATV and DBS, and prohibits new exclusive contracts with program suppliers without FCC approval, (ii) directs the FCC to set standards for limiting the number of channels that a cable television system operator could program with programming services controlled by such operator,
(iii) bars municipalities from unreasonably refusing to grant additional competitive franchises, (iv) requires cable television operators to carry ("Must Carry") all local broadcast stations (including home shopping broadcast stations), or, at the option of a local broadcaster, to obtain the broadcaster's prior consent for retransmission of its signal ("Retransmission Consent"), (v) requires cable television operators to obtain the consent of any non-local broadcast station prior to retransmitting its signal, and (vi) regulates the ownership by cable operators of other media such as MMDS and SMATV.

    In connection with clause (ii) of the immediate proceeding paragraph concerning limitations on affiliated programming, the FCC has established a 40% limit on the number of channels of a cable television system that can be occupied by programming services in which the system operator has an attributable interest and a national limit of 30% on the number of households that any cable company can serve. In connection with clause (iv) above concerning retransmission of a local broadcaster's signals, a substantial number of local broadcast stations are currently carried by the Systems and have elected to negotiate for Retransmission Consent. The Systems have Retransmission Consent agreements with most broadcast stations they currently carry, but a number of these agreements are temporary in nature and the potential remains for discontinuation of carriage if an agreement is not renewed following their expiration. The Company has had to drop a few local stations because of failure to reach retransmission consent agreements. In connection with clause (i) of the immediate proceeding paragraph, the 1992 Cable Act prohibits a cable programmer that is owned by or affiliated with a cable operator (such as Rainbow Media) from unreasonably discriminating among or between cable operators and other multichannel video distribution systems with respect to the price, terms and conditions of sale or distribution of the programmer's satellite-delivered services and from unreasonably refusing to sell any such service to any multichannel video programming distributor.
In several instances, Rainbow Media has been ordered by the FCC to provide satellite-delivered programming to multi-channel video programmers after such multi-channel video programmers have filed complaints pursuant to these program-access rules. The FCC has recently sought comment on whether it can and should extend these program-access rules to cover some terrestrial-delivered programming by programmers such as Rainbow Media. In addition, proposals have been made to Congress in support of such extensions. It is not possible to predict whether such an extension will be adopted by the FCC or considered by Congress and, if so, what effect it might have on the Company.

    The FCC adopted or imposed new regulations under the 1992 Cable Act in the areas of customer service, technical standards, equal employment opportunity, privacy, rates for leased access channels, obscenity and indecency, disposition of a customer's home wiring and compatibility between cable systems and other consumer electronic equipment such as "cable ready" television sets and videocassette recorders.

    1996 TELECOM ACT. The 1996 Telecom Act deregulates the rates for non-basic tiers of service provided by all cable operators after March 31, 1999 and immediately deregulates the upper tier rates of entities that operate small cable systems as defined under the statute. It permits regulated equipment rates to be computed by aggregating costs of broad categories of equipment at the franchise, system, regional or company level. The 1996 Telecom Act eliminates the right of individual subscribers to file rate complaints with the FCC concerning certain nonbasic cable programming service tiers, and requires such complaints to be filed by franchising authorities following receipt of at least two subscriber complaints. Legislation was introduced in 1998 to postpone indefinitely the effective date of the 1996 Telecom Act's deregulation of rates for non-basic service. The Company cannot predict the outcome of such legislation.

    The 1992 Cable Act provided that all rate regulation, for both the upper tiers and for basic service, is eliminated when a cable system is subject to "effective competition" from another multichannel video programming provider such as MMDS, DBS, a telephone company, or a combination of all of these. The 1996 Telecom Act expanded the definition of "effective competition" to include instances in which a local telephone company or its affiliate (or a multichannel video programming distributor using the facilities of a telephone company or its affiliates) offers comparable video programming directly to subscribers by any means
(other than DBS) in the cable operator's franchise area. Since telephone companies are providing or planning to provide video services in several of the franchise areas served by the Systems, this provision will allow the Systems greater flexibility in packaging and pricing in those markets.

    The 1996 Telecom Act also eliminates the uniform rate structure requirements of the 1992 Cable Act for cable operators in areas subject to effective competition or to video programming offered on a per channel or per program basis, and allows non-uniform bulk discount rates to be offered to multiple dwelling units.

    OTHER FCC REGULATION. In addition to the rules and regulations promulgated by the FCC under the 1984 Cable Act, the 1992 Cable Act and the 1996 Telecom Act, the FCC has promulgated other rules affecting the Company. FCC rules require that cable systems black out certain network and sports programming on imported distant broadcast signals upon request. The FCC also requires that cable systems delete syndicated programming carried on distant signals upon the request of any local station holding the exclusive right to broadcast the same program within the local television market and, in certain cases, upon the request of the copyright owner of such programs. These rules affect the diversity and cost of the programming options for the Systems.

    FCC regulation also includes matters regarding restrictions on origination and cablecasting by cable system operators; application of the rules governing political broadcasts; customer service; ownership and control of cable home wiring in single family residences and multiple dwelling unit and limitations on advertising contained in nonbroadcast children's programming.

    Implementing provisions of the 1993 Budget Act, the FCC has adopted requirements for payment of annual "regulatory fees" which may be passed on to subscribers as "external cost" adjustments to basic cable service. Fees are also assessed for other licenses held by cable operators, including licenses for business radio, cable television relay systems (CARS) and earth stations, which, however, may not be collected directly from subscribers.

    The FCC has the authority to regulate utility company rates for cable rental of pole and conduit space. States can establish preemptive regulations in this area, and the states in which the Systems operate have done so. The 1996 Telecom Act modifies the pole attachment provisions of the Communications Act by requiring that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility. The FCC has adopted new regulations to govern the charges for pole attachments used by companies providing telecommunications services, including cable operators. These regulations are likely to significantly increase the rates charged to cable companies providing voice and data, in addition to video services. These new pole attachment regulations do not become effective, however, until five years after enactment of the 1996 Telecom Act in 2001, and any subsequent increases in attachment rates resulting from the FCC's new regulations will be phased in equal annual increments over a subsequent period of five years, until 2006.

    The FCC's technical guidelines for signal leakage became substantially more stringent in 1990, requiring upgrading expenditures by the Systems. Two-way radio stations, microwave-relay stations and satellite earth stations used by the Systems are licensed by the FCC.

    FEDERAL COPYRIGHT REGULATION. There are no restrictions on the number of distant broadcast television signals that cable television systems can import, but cable systems are required to pay copyright royalty fees to receive a compulsory license to carry them. The United States Copyright Office has increased the royalty fee from time to time. The FCC and the Copyright offices have, at different times, recommended to Congress changes in the compulsory licenses for cable television carriage of broadcast signals. This could adversely affect the ability of the Systems to obtain such programming and could increase the cost of such programming. No prediction can be made as to whether Congress will enact any such changes to the copyright laws.

    CABLE TELEVISION CROSS-MEDIA OWNERSHIP LIMITATIONS. In addition to the prohibition on telephone company-cable cross-ownership, now removed by the 1996 Telecom Act, the 1984 Cable Act prohibited any person or entity from owning broadcast television and cable properties in the same market. The 1992 Cable Act imposed limits on new acquisitions of SMATV or MMDS systems by cable operators in their franchise areas. The 1996 Telecom Act repeals the statutory ban on cable-broadcast station cross-ownership to permit common ownership or control of a television station and a cable system with overlapping service areas. The 1996 Telecom Act leaves in place, however, the cable system-television station cross-ownership restriction contained in the FCC's rules and does not prejudge the Commission's review of the regulation, which was initiated in 1998. The 1996 Telecom Act also directed the FCC to revise its existing regulations concerning broadcast network-cable cross-ownership to permit common control of both a television network and a cable system, which the FCC has done. The 1996 Telecom Act removes the statutory ban on cable-MMDS cross-ownership on any cable operator in a franchise area where one cable operator is subject to effective competition.

    STATE AND MUNICIPAL REGULATION OF CABLE TELEVISION. Regulatory responsibility for essentially local aspects of the cable business such as franchisee selection, system design and construction, safety, and consumer services remains with either state or local officials and, in some jurisdictions, with both. The 1992 Cable Act expanded the factors that a franchising authority can consider in deciding whether to renew a franchise and limits the damages for certain constitutional claims against franchising authorities for their franchising activities. New York law provides for comprehensive state-wide regulation, including approval of transfers of cable franchises and consumer protection legislation. Massachusetts, New Jersey and Connecticut also have substantial cable regulatory authority at the state level. State and local franchising jurisdiction is not unlimited, however, and must be exercised consistently with the provisions of the 1984 Cable Act and the 1992 Cable Act. Among the more significant restrictions that the 1984 Cable Act imposes on the regulatory jurisdiction of local franchising authorities is a 5% ceiling on franchise fees and mandatory renegotiation of certain franchise requirements if warranted by changed circumstances.

    TELECOMMUNICATIONS REGULATION. The 1996 Telecom Act removes barriers to entry in the local telephone market that is now monopolized by the BOCs and other local exchange carriers by preempting state and local laws that restrict competition and by requiring incumbent local exchange telephone companies to provide nondiscriminatory access and interconnection to potential competitors, such as cable operators and long distance companies. At the same time, the new law eliminates the Modified Final Judgment and permits the BOCs to enter the market for long distance service (through a separate subsidiary) after they satisfy a "competitive checklist." The 1996 Telecom Act also permits interstate utility companies to enter the telecommunications market for the first time. One utility Company, Boston Edison, has teamed with one of the Company's competitors, RCN, to provide bundled telecommunications and video services in the Boston market.

    The 1996 Telecom Act also eliminates or streamlines many of the requirements applicable to local exchange carriers, and requires the FCC and states to review universal service programs and encourage access to advanced telecommunications services provided by all entities, including cable companies, by schools, libraries and other public institutions. The FCC and, in some cases, states are required to conduct numerous rulemaking proceedings to implement these provisions.

PROGRAMMING AND ENTERTAINMENT
-----------------------------

    Cable television program distributors such as Rainbow Media are not regulated by the FCC under the Communications Act of 1934. To the extent that regulations and laws, either presently in force or proposed, hinder or stimulate the growth of the cable television and satellite industries, the business of Rainbow Media will be directly affected. As discussed above under "Business--Cable Television Operations--Regulation", the 1992 Cable Act limits in certain ways the Company's ability to freely manage the Rainbow Media services or carry the Rainbow Media services on their affiliates' systems and imposes or could impose other regulations on the Rainbow Media companies. The "program access" provisions of the 1992 Cable Act require that Rainbow Media services be sold, under certain circumstances, to multichannel video programming providers that compete with the Company's local cable systems. The 1996 Telecom Act extends the program access requirements of the 1992 Cable Act to a telephone company that provides video programming by any means directly to subscribers, and to programming in which such a company holds an attributable ownership interest, thus allowing the Company's cable systems similar access to programming developed by their telephone company competitors.

    The 1984 Cable Act prohibits localities from requiring carriage of specific programming services, providing a more open market for Rainbow Media and other cable program distributors. The 1984 Cable Act limits the number of commercial leased access channels that a cable television operator must make available for potentially competitive services but the 1992 Cable Act empowers the FCC to set the rates and conditions for such leased access channels. The reimposition of the FCC's rules requiring blackout of syndicated programming on distant broadcast signals for which a local broadcasting station has an exclusive contract opened new channels for Rainbow Media's services.

    Satellite common carriers, from whom Rainbow Media and its affiliates obtain transponder channel time to distribute their programming, are directly regulated by the FCC. All common carriers must obtain from the FCC a certificate for the construction and operation of their interstate communications facilities. Satellite common carriers must also obtain FCC authorization to utilize satellite orbital slots assigned to the United States by the World Administrative Radio Conference.

Such slots are finite in number, thus limiting the number of carriers that can provide satellite service and the number of channels available for program producers and distributors such as Rainbow Media and its affiliates. Nevertheless, there are at present numerous competing satellite services that provide transponders for video services to the cable industry.

    All common carriers must offer their communications service to Rainbow Media and others on a nondiscriminatory basis (including by means of a lottery). A satellite carrier cannot unreasonably discriminate against any customer in its charges or conditions of carriage.

TELEPHONE AND MODEM SERVICES
----------------------------

    As a telecommunications carrier, Lightpath is subject to regulation by the FCC and by the state public service commission in each state in which it provides service. In order to provide service, moreover, Lightpath must seek approval from each such state commission. Lightpath has obtained this approval from the state commissions in New York, Connecticut, Massachusetts, New Jersey, and Ohio.

    Lightpath's regulatory obligations vary from state-to-state and include some or all of the following requirements: filing tariffs (rates, terms and conditions); filing operational, financial, and customer service reports; seeking approval to transfer the assets or capital stock of the telephone company; seeking approval to issue stocks, bonds, and other forms of indebtedness of the telephone company; and filing all contracts or other documentation involving transactions between the telephone company and its affiliates. States may also impose requirements on competitive carriers to contribute to the funding of discounted "universal" telecommunications services for educational institutions, low income persons, and persons in rural areas.

    As Lightpath offers interstate long distance services, it is required to file relevant tariffs with the FCC and comply with relevant FCC reporting requirements, including the payment of regulatory fees, Telecommunication Relay Services funding, and the contributions to the maintenance of "universal service" as required by the Telecommunications Act of 1996 ("1996 Act"). Also under the 1996 Act, Lightpath must compensate carriers that terminate calls originating on Lightpath's network (Lightpath is entitled to compensation from carriers when it terminates calls); interconnect directly or indirectly with other carriers; make its telecommunications services available for resale; and provide number portability, dialing parity, and access-to-rights-of-way.

EMPLOYEES AND LABOR RELATIONS

    As of December 31, 1997, the Company had 7,969 full-time, 1,849 part-time and 5,210 temporary employees of which 341, 921 and 3,260, respectively, were covered under collective bargaining agreements. The Company believes that its relations with its employees are satisfactory.

ITEM 2. PROPERTIES

    The Company generally leases the real estate where its business offices, microwave receiving antennae, earth stations, transponders, microwave towers, warehouses, headend equipment, hub sites, program production studios and access studios are located. Significant leasehold properties include seventeen business offices, comprising the Company's headquarters located in Woodbury, New York with approximately 387,000 square feet of space, 106,000 square feet housing Madison Square Garden's office operations and 569,000 square feet comprising Radio City Music Hall. In December 1997, the Company entered into a lease for a building located in Bethpage, New York with approximately 536,000 square feet of space. The Company expects to relocate most of its existing business offices in Woodbury, New York to Bethpage, New York by the end of 1998. The Company believes its properties are adequate for its use.

    The Company generally owns all assets (other than real property) related to its cable television operations, including its program production equipment, headend equipment (towers, antennae, electronic equipment and satellite earth stations), cable system plant (distribution equipment, amplifiers, subscriber drops and hardware), converters, test equipment, tools and maintenance equipment. The Company, through Madison Square Garden, also owns the Madison Square Garden arena and theater complex in New York City comprising 1,016,000 square feet. The Company generally leases its service and other vehicles.

    Cablevision Electronics leases approximately 40 retail store locations and two warehouses aggregating approximately 1,669,000 square feet.


ITEM 3. LEGAL PROCEEDINGS

    The Company is party to various lawsuits, some involving substantial amounts. Management does not believe that such lawsuits will have a material adverse impact on the financial position of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

    A Special Meeting of the Stockholders of the Company was held on February 18, 1998. The following matters were voted upon at the Special Meeting, indicating the number of votes cast for and against, as well as the number of abstentions (there were no votes withheld or broker non-votes on any matter):

    1. Proposal to adopt and approve a Contribution and Merger Agreement, dated as of June 6, 1997, as amended by an Amended and Restated Contribution and Merger Agreement, dated as of June 6, 1997 by and among TCI
Communications, Inc., the Company, Cablevision Parent and CSC Merger Corporation, relating to the TCI Transactions:

Class A Common Stock:
For:                              9,497,563
Against:                             14,634
Abstain:                             10,498

Class B Common Stock:
For:                           110,867,090
Against:                                 0
Abstain:                                 0


    2. Proposal to adopt and approve the Cablevision Parent Employee Stock Plan described in the Proxy Statement/Prospectus delivered to Stockholders in connection with the Special Meeting:


Class A Common Stock:
For:                             8,697,856
Against:                           797,660
Abstain:                            27,179

Class B Common Stock:
For:                           110,867,090
Against:                                 0
Abstain:                                 0


    3. Proposal to adopt and approve the Cablevision Parent Long-Term Incentive Plan described in the Proxy Statement/Prospectus delivered to Stockholders in connection with the Special Meeting:


Class A Common Stock:
For:                             8,984,980
Against:                           512,129
Abstain:                            25,586

Class B Common Stock:
For:                           110,867,090
Against:                                 0
Abstain:                                 0

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    Prior to the consummation of the Holding Company Reorganization on March 4, 1998, the Company's Class A Common Stock was traded on the American Stock Exchange under the symbol "CVC". The following table sets forth the high and low sales prices (adjusted for the two-for-one stock split) for the last two years of Class A Common Stock as reported by the American Stock Exchange for the periods indicated.

                         1997                   1996
                ---------------------  ---------------------
QUARTER            HIGH        LOW        HIGH        LOW
                ----------  ---------  ----------  ---------
First             17-3/4      14-7/8      30-3/16      26-3/8
Second            27-21/32    13-9/16     29           22
Third             31-3/8      24-9/16     23-1/8       19-7/16
Fourth            47-7/8      31-3/4      21-11/16     12-1/2

    As of March 24, 1998, there were 715 holders of record of Cablevision Parent Class A Common Stock.

    There is no public trading market for the Cablevision Parent Class B Common Stock, par value $.01 per share ("Class B Common Stock"). As of March 24, 1997, there were 23 holders of record of Class B Common Stock.

    All outstanding shares of common stock of the Company are held by Cablevision Parent.

    See Item 1. --"Business--The Holding Company Reorganization and TCI Transactions" for a description of the changes to the Company's capitalization as a result of the Reorganization.

    DIVIDENDS. Neither the Company (prior to the Reorganization) nor Cablevision Parent (after the Reorganization) have paid any dividends on shares of Class A or Class B Common Stock. Cablevision Parent does not anticipate paying any cash dividends on shares of Cablevision Parent Class A or Class B Common Stock in the foreseeable future.

    Cablevision Parent and the Company may pay cash dividends on their capital stock only from surplus as determined under Delaware law. Holders of Cablevision Parent Class A and Cablevision Parent Class B Common Stock are entitled to receive dividends equally on a per share basis if and when such dividends are declared by the Board of Directors of Cablevision Parent from funds legally available therefore. No dividend may be declared or paid in cash or property on shares of either Cablevision Parent Class A or Cablevision Parent Class B Common Stock unless the same dividend is paid simultaneously on each share of the other class of common stock. In the case of any stock dividend, holders of Cablevision Parent Class A Common Stock are entitled to receive the same percentage dividend (payable in shares of Cablevision Parent Class A Common Stock) as the holders of Cablevision Parent Class B Common Stock receive (payable in shares of Cablevision Parent Class B Common Stock).

    The Company paid $29.3 million of cash dividends on the Series I Preferred Stock and $118.5 million of dividends in additional shares of Series H and M Preferred Stock. The Company is restricted from paying dividends on its preferred stock under the provisions of its senior credit agreement if a default has occurred and is continuing under such agreement. Additionally, the Company's senior debentures and senior subordinated debt instruments may restrict the payment of dividends in respect of any shares of capital stock in certain circumstances.

    Dividends may not be paid in respect of shares of the Company's common stock unless all dividends due and payable in respect of the preferred stock of the Company have been paid or provided for. Further, dividends may not be paid in respect of shares of the Company's common stock under the Company's senior credit agreement. See Item 7.- "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources-Restricted Group."

ITEM 6. SELECTED FINANCIAL DATA

                    SELECTED FINANCIAL AND STATISTICAL DATA

    The operating and balance sheet data included in the following selected financial data have been derived from the consolidated financial statements of the Company. Acquisitions made by the Company were accounted for under the purchase method of accounting and, accordingly, the acquisition costs were allocated to the net assets acquired based on their fair value, except for assets previously owned by Mr. Dolan or affiliates of Mr. Dolan which were recorded at historical cost. Acquisitions are reflected in operating, balance sheet and statistical data from the time of acquisition. The selected financial data presented below should be read in conjunction with the financial statements of the Company and notes thereto included in Item 8 of this Report.

                                                                          THE COMPANY
                                                                          DECEMBER 31,
                                               ------------------------------------------------------------------
                                                   1997          1996          1995         1994         1993
                                               ------------  ------------  ------------  -----------  -----------

                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating Data:
Revenues.....................................  $  1,949,358  $  1,315,142  $  1,078,060  $   837,169  $   666,724
Operating expenses
Technical and operating......................       853,800       538,272       412,479      302,885      241,877
Selling, general and administrative..........       514,574       313,476       266,209      195,942      172,687
Restructuring charge.........................       --            --            --             4,306      --
Depreciation and amortization................       499,809       388,982       319,929      271,343      194,904
                                               ------------  ------------  ------------  -----------  -----------
Operating profit.............................        81,175        74,412        79,443       62,693       57,256
Other income (expense):
Interest expense, net........................      (363,208)     (265,015)     (311,887)    (261,781)    (230,327)
Share of affiliates' net loss................       (27,165)      (82,028)      (93,024)     (82,864)     (61,017)
Gain (loss) on sale of programming and
  affiliate interest, net....................       372,053       --             35,989      --              (330)
Gain on redemption of subsidiary preferred
  stock......................................       181,738       --            --           --           --
Write off of deferred interest and financing
  costs......................................       (24,547)      (37,784)       (5,517)      (9,884)      (1,044)
Loss on redemption of debentures.............       --            --            --            (7,088)     --
Provision for preferential payment to related
  party......................................       (10,083)       (5,600)       (5,600)      (5,600)      (5,600)
Minority interest............................       (60,694)       (9,417)       (8,637)      (3,429)       3,000
Miscellaneous, net...........................       (12,606)       (6,647)       (8,225)      (7,198)      (8,720)
                                               ------------  ------------  ------------  -----------  -----------
Net income (loss)............................       136,663      (332,079)     (317,458)    (315,151)    (246,782)
Preferred dividend requirement...............      (148,767)     (127,780)      (20,249)      (6,385)        (885)
                                               ------------  ------------  ------------  -----------  -----------
Net loss applicable to common shareholders...  $    (12,104) $   (459,859) $   (337,707) $  (321,536) $  (247,667)
                                               ------------  ------------  ------------  -----------  -----------
Net loss per common share....................  $       (.24) $      (9.26) $      (7.09) $     (6.86) $     (5.42)
                                               ------------  ------------  ------------  -----------  -----------
                                               ------------  ------------  ------------  -----------  -----------
Average number of common shares outstanding
  (in thousands).............................        49,804        49,654        47,652       46,888       45,718
                                               ------------  ------------  ------------  -----------  -----------
                                               ------------  ------------  ------------  -----------  -----------
Cash dividends declared per common share.....  $    --       $    --       $    --       $   --       $   --
                                               ============  ============  ============ ============  ===========

                                                                            THE COMPANY
                                                                           DECEMBER 31,
                                            ---------------------------------------------------------------------------
                                                1997          1996          1995              1994              1993
                                            ------------  ------------  ------------  ---------------------  ----------

                                                                      (DOLLARS IN THOUSANDS)
Balance Sheet Data:
Total assets..............................     5,625,091     3,034,725  $  2,502,305    $ 2,176,413  $1,327,418
Total debt................................     4,694,062     3,334,701     3,157,107      3,169,236   2,235,499
Minority interest.........................       821,782            --            --             --          --
Deficit investment in affiliates..........        10,303       512,800       453,935        393,637     325,732
Redeemable preferred stock................     1,123,808     1,005,265       257,751             --         --
Stockholders' deficiency..................    (2,378,773)   (2,374,285)   (1,891,676)    (1,818,535) (1,503,244)


Statistical Data:
Homes passed by cable.....................     4,398,414     3,858,000     3,328,000      2,899,000   2,240,000
Basic service subscribers.................     2,844,408     2,445,000     2,061,000      1,768,000   1,379,000
Basic service subscribers as a percentage
  of homes passed.........................          64.7%         63.4%         61.9%          61.0%       61.6
Number of premium television units........     4,183,130     3,862,000      3,990,000      3,208,000  3,003,000
Average number of premium units per basic
  subscriber at period end................           1.5           1.6           1.9            1.8         2.2
Average monthly revenue per basic
  subscriber (1)..........................      $  38.53     $   36.71      $  37.07       $  36.33   $   36.59

------------------------

(1) Based on recurring service revenues divided by average subscribers for the month of December.

                                       31
[cad 228]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT TRANSACTIONS

    As described under Item 1--"Business--The Holding Company Reorganization and TCI Transactions," on March 4, 1998, the Company completed a significant transaction whereby the Company became a subsidiary of Cablevision Parent and TCI contributed to Cablevision Parent cable television systems located in New Jersey, on Long Island and in New York's Rockland and Westchester counties, which served approximately 829,000 cable television subscribers as of December 31, 1997. In this transaction, TCI acquired Class A Common Stock of Cablevision Parent representing about 33% of the outstanding common stock of Cablevision Parent. These transactions have not been reflected in the Company's financial statements as of and for the year ended December 31, 1997 and, except as expressly noted herein, these transactions are not covered by this Item 7.-"Management's Discussion and Analysis of Financial Condition and Results of Operations."

    The Company's high levels of interest expense and depreciation and amortization, largely associated with acquisitions made by the Company in the past, have had and will continue to have a negative impact on the reported results of the Company. Consequently, the Company expects to report substantial net losses for at least the next several years.

    1997 ACQUISITIONS AND TRANSACTIONS. In April 1997, the Company exchanged 25% of its interest in Rainbow Media for NBC's interest in certain programming entities. In June 1997, the Company redeemed a portion of ITT's interest in Madison Square Garden which increased Rainbow Media's interest in Madison Square Garden from 50% to 89.8%. In June 1997, the Company acquired from Warburg Pincus the equity interest that Warburg Pincus had in certain cable television systems in Massachusetts giving the Company full ownership. Also in July 1997, the Company acquired from Warburg Pincus the Series A Preferred Stock of A-R Cable which resulted in the consolidation of A-R Cable's operations from the date of the transaction. In December 1997, Rainbow Media completed the Fox/Liberty Transactions discussed in Item 1. -"Business - Programming and Entertainment Operations." Also in December 1997 Madison Square Garden acquired all of the membership interests in Radio City Productions.

    1997 DISPOSITIONS. In 1997, the Company completed the sale of the cable television systems in Allen and Gibsonberg Townships, Ohio owned by Cablevision of the Midwest, Inc. and the sale of cable television systems owned by A-R Cable in Maine. In addition, in 1997, Rainbow Media completed the sale of the assets of a subsidiary, CV Radio Associates, L.P.

    1996 ACQUISITIONS. In September 1996, the Company acquired from Warburg Pincus the equity interests that Warburg Pincus owned in Cablevision of Newark, giving the Company full ownership of Cablevision of Newark. In August 1996, the Company acquired the partnership interests in U.S. Cable that it did not already own.

    1995 ACQUISITIONS. In July 1995, the Company, through Rainbow Media, purchased NBC's interests in SportsChannel New York and Rainbow News 12 Company, giving Rainbow Media a 100% interest in these companies. In December 1995, the Company acquired the interests in Cablevision of Boston that it did not previously own.

    All the above transactions completed during the 1995-1997 period are collectively referred to as the "Net Acquisitions".

    For a description of the Company's recent transactions, see Item
1.- "Business - Cable Television Operations and Programming and Entertainment Operations."

RESULTS OF OPERATIONS

    The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

                                                                     YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------------------
                                                                1997                         1996
                                                     ---------------------------  ---------------------------  (INCREASE)
                                                                     % OF NET                     % OF NET      DECREASE
                                                        AMOUNT       REVENUES        AMOUNT       REVENUES     IN NET LOSS
                                                     ------------  -------------  ------------  -------------  -----------
                                                                            (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA
----------------------------
Revenues...........................................  $  1,949,358          100%   $  1,315,142          100%    $ 634,216
Operating expenses:
  Technical and operating..........................       853,800           44         538,272           41      (315,528)
  Selling, general & administrative................       514,574           26         313,476           24      (201,098)
  Depreciation and amortization....................       499,809           26         388,982           29      (110,827)
                                                     ------------                 ------------                 -----------
Operating profit...................................        81,175            4          74,412            6         6,763
Other income (expense):
  Interest expense, net............................      (363,208)         (19)       (265,015)         (20)      (98,193)
  Share of affiliates' net loss....................       (27,165)          (1)        (82,028)          (6)       54,863
  Gain on sale of programming and affiliate
    interests, net.................................       372,053           19         --            --           372,053
  Gain on redemption of subsidiary preferred
    stock..........................................       181,738            9         --            --           181,738
  Write off of deferred interest and financing
    costs..........................................       (24,547)          (1)        (37,784)          (3)       13,237
  Provision for preferential payment to related
    party..........................................       (10,083)      --              (5,600)      --            (4,483)
  Minority interest................................       (60,694)          (3)         (9,417)          (1)      (51,277)
  Miscellaneous, net...............................       (12,606)          (1)         (6,647)          (1)       (5,959)
                                                     ------------                 ------------                 -----------
Net income (loss)..................................  $    136,663            7%   $   (332,079)         (25)%   $ 468,742
                                                     ------------                 ------------                 -----------
                                                     ------------                 ------------                 -----------
OTHER OPERATING DATA:
--------------------

Operating profit before depreciation and
  amortization (1).................................  $    580,984                 $    463,394
Currently payable interest expense, net............       360,993                      255,986
Net cash provided by operating activities (2)......       271,687                      200,380
Net cash used in investing activities (2)..........       248,616                      741,748
Net cash provided by financing activities (2)......       375,458                      537,648

------------------------
(1) Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

(2) See Item 8.--"Consolidated Statements of Cash Flows."

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 VERSUS YEAR ENDED DECEMBER 31, 1996.

    Revenues for the year ended December 31, 1997 increased $634.2 million (48%) as compared to revenues for the prior year. Approximately $490.4 million (37%) of the increase was attributable to the Net Acquisitions; approximately $60.1 million (5%) resulted from higher revenue per subscriber; and approximately $50.9 million (4%) was from increases in other revenue sources such as Rainbow Media's programming services, advertising on the Company's cable television systems and revenue derived from the developing commercial telephony business. The remaining increase of $32.7 million (2%) was attributable to internal growth of 72,600 in the average number of subscribers during the year.

    Technical and operating expenses for 1997 increased $315.5 million (59%) over the 1996 amount. Approximately 48% was attributable to the Net Acquisitions, with the remaining 11% attributable to increased costs directly associated with the growth in subscribers and revenues discussed above, as well as to increases in programming rates for certain cable television services.
As a percentage of revenues, technical expenses increased 3% during 1997 as compared to 1996.

    Selling, general and administrative expenses increased $201.1 million (64%) for 1997 as compared to the 1996 level. Approximately 34% was directly attributable to the Net Acquisitions and 21% was due to non-cash adjustments related to an incentive stock plan. The remaining 9% increase resulted from higher customer service, administrative and sales and marketing costs. As a percentage of revenues, selling, general and administrative expenses increased 2% in 1997 compared to 1996. Excluding the effects of the incentive stock plan, as a percentage of revenues such costs decreased 1%.

    Operating profit before depreciation and amortization increased $117.6 million (25%) to $581.0 million for 1997 from $463.4 million for 1996. Approximately $126.3 million (27%) of the increase was attributable to the Net Acquisitions. The remaining decrease of $8.7 million (2%) resulted from the combined effect of the revenue and expense changes discussed above. On a pro forma basis, giving effect to the Net Acquisitions as if they had occurred on January 1, 1996 and excluding the incentive stock plan adjustments referred to above, operating profit before depreciation and amortization would have increased 14% in 1997. Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

    Depreciation and amortization expense increased $110.8 million (28%) during 1997 as compared to 1996. Approximately 23% of the increase was directly attributable to the Net Acquisitions. The remaining 5% increase resulted primarily from depreciation on new plant assets, offset by a decrease in depreciation and amortization for certain assets held for sale and a decrease in amortization expense resulting from certain intangible assets becoming fully amortized during 1997.

    Net interest expense increased $98.2 million (37%) during 1997 compared to 1996. Approximately 35% of the increase is attributable to the Net Acquisitions. The remaining increase of 2% is due to higher debt balances partly offset by lower interest rates on bank debt.

    Share of affiliates' net losses of $27.2 million for 1997 and $82.0 million for 1996 consist primarily of the Company's share of net losses in certain cable affiliates for the period prior to consolidation ($37.9 million in 1997 and $74.0 million in 1996) and the Company's net share of the profits and losses in certain programming businesses in which the Company has varying ownership interests, which share of net income (losses) amounted to $10.7 million in 1997 and $(8.0) million in 1996.

    Gain on sale of programming and affiliate interests for the year ended December 31, 1997 consists primarily of a gain of approximately $305.0 million resulting from the Fox/Liberty transactions, a gain of approximately $59.0 million resulting from the sale of certain cable television systems, and a gain of approximately $7.4 million from the sale of Rainbow Media's radio station.

    Gain on redemption of subsidiary preferred stock for the year ended December 31, 1997 represents the gain recognized upon the redemption of A-R Cable's Series A Preferred Stock of $181 million. Such gain represents primarily the reversal of accrued preferred dividends in excess of amounts paid.

    Write off of deferred interest and financing costs of $24.5 million in 1997 consist principally of the payment of a premium of $8.4 million to redeem the Company's 10-3/4% Senior Subordinated Debentures due 2004 and the write-off of $5.3 million in deferred financing costs in connection with such redemption. In addition, the Company wrote off deferred financing costs of $4.1 million in connection with the repayment of Cablevision of Ohio's bank debt and $6.5 million in connection with the amendment to and repayment of the term loans of the Madison Square Garden credit facility. Write off of deferred interest and financing costs of $37.8 million for 1996 consists principally of $24 million related to a refinancing of the Company's subsidiary, V Cable, Inc. and approximately $10.7 million related to the replacement of the Company's former $1.5 billion Restricted Group credit facility with a new $1.7 billion credit facility.

    Provision for preferential payment to related party consists of the expensing of the proportionate amount due with respect to an annual payment to Charles F. Dolan made in connection with the acquisition of Cablevision of New York City. Effective March 4, 1998 these preferential payments were terminated upon the retirement of Mr. Dolan's preferred interest.

    Minority interest for the year ended December 31, 1997 represents Fox Liberty's 40% share of the net income of Regional Programming Partners since the date of the transaction, ITT's share of the net income of Madison Square Garden since the date of acquisition and NBC's 25% share of the net income of Rainbow Media since the date of the transaction. For 1996, the minority interest represented NBC's 25% share of the net income of American Movie Classics.

OTHER ITEMS

    Dividend requirements applicable to preferred stocks amounted to $148.8 million for 1997, representing an increase of $21.0 million for the year due to the Company's issuances of preferred stock during the first quarter of 1996.

RESULTS OF OPERATIONS

    The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

                                                                     YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------------------
                                                                1996                         1995
                                                     ---------------------------  ---------------------------  (INCREASE)
                                                                     % OF NET                     % OF NET      DECREASE
                                                        AMOUNT       REVENUES        AMOUNT       REVENUES     IN NET LOSS
                                                     ------------  -------------  ------------  -------------  -----------
                                                                            (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA
----------------------------
Revenues...........................................  $  1,315,142          100%   $  1,078,060          100%    $ 237,082

Operating expenses:
  Technical........................................       538,272           41         412,479           38      (125,793)
  Selling, general & administrative................       313,476           24         266,209           25       (47,267)
  Depreciation and amortization....................       388,982           29         319,929           30       (69,053)
                                                     ------------  -------------  ------------  -------------  -----------
Operating profit...................................        74,412            6          79,443            7        (5,031)
Other income (expense):
  Interest expense, net............................      (265,015)         (20)       (311,887)         (29)       46,872
  Share of affiliates' net loss....................       (82,028)          (6)        (93,024)          (9)       10,996
  Gain on sale of affiliate interests, net.........       --            --              35,989            3       (35,989)
  Write off of deferred interest and financing
    costs..........................................       (37,784)          (3)         (5,517)      --           (32,267)
  Provision for preferential payment to related
    party..........................................        (5,600)      --              (5,600)      --            --
  Minority interest................................        (9,417)          (1)         (8,637)          (1)         (780)
  Miscellaneous....................................        (6,647)          (1)         (8,225)          (1)        1,578
                                                     ------------                 ------------                 -----------
Net loss...........................................  $   (332,079)         (25)%  $   (317,458)         (29)%   $ (14,621)
                                                     ------------                 ------------                 -----------
                                                     ------------                 ------------                 -----------

OTHER OPERATING DATA:
---------------------

Operating profit before depreciation and
  amortization (1).................................  $    463,394                 $    399,372
Currently payable interest expense, net............       255,986                      254,930
Net cash provided by operating activities (2)......       200,380                      154,715
Net cash used in investing activities (2)..........       741,748                      551,234
Net cash provided by financing activities (2)......       537,648                      400,501

------------------------
(1) Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

(2) See Item 8.--"Consolidated Statements of Cash Flows."

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 VERSUS YEAR ENDED DECEMBER 31, 1995.

    Revenues for the year ended December 31, 1996 increased $237.1 million (22%) as compared to revenues for the prior year. Approximately $136.8 million (13%) of the increase was attributable to the Net Acquisitions; approximately $52.4 million (4.9%) to internal growth of over 118,500 in the average number of subscribers during the year; approximately $19.1 million (2%) resulted from higher revenue per subscriber as a result of rate increases and new product launches; and approximately $28.8 million to increases in other revenue sources such as programming, advertising, pay per view and developing businesses.

    Technical expenses for 1996 increased $125.8 million (30%) over the 1995 amount. Approximately 18% was attributable to the Net Acquisitions with the remaining 12% attributable to increased costs directly associated with the growth in subscribers and revenues discussed above, as well as to increases in programming rates for certain of the Company's cable television services. As a percentage of revenues, technical expenses increased 3% during 1996 as compared to 1995.

    Selling, general and administrative expenses increased $47.3 million (18%) for 1996 as compared to the 1995 level. Approximately 13% was directly attributable to the Net Acquisitions. During 1996 adjustments were made related to an incentive stock plan which resulted in a decrease of (6%). The remaining 11% increase resulted from higher customer service, administrative and sales and marketing costs. As a percentage of revenues, selling, general and administrative expenses decreased 1% in 1996 compared to 1995.

    Operating profit before depreciation and amortization increased $64.0 million (16%) to $463.4 million for 1996 from $399.4 million for 1995. Approximately $28.0 million (7%) of the increase was attributable to the Net Acquisitions. The remaining $36.0 million (9%) resulted from the combined effect of the revenue and expense changes discussed above. On a pro forma basis, giving effect to the Net Acquisitions as if they had occurred on January 1, 1995 and the exclusion of incentive stock plan adjustments, referred to above, operating profit before depreciation and amortization would have increased 6% in 1996. Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

    Depreciation and amortization expense increased $69.1 million (22%) during 1996 as compared to 1995. The entire increase was directly attributable to the Net Acquisitions. Depreciation charges of $12.5 million on capital expenditures made during 1996 and 1995 were substantially offset by decreased amortization expense resulting from certain intangible assets becoming fully amortized during the periods.

    Net interest expense decreased $46.9 million (15%) during 1996 compared to 1995. A $80.1 million decrease that was due to the retirement of debt from the issuance of preferred stock in 1995 and 1996, and $4.7 million due to lower average bank debt borrowing rates, was offset by interest on additional borrowings of $26.7 million for the Net Acquisitions and additional interest of $11.2 million due to higher average bank debt and the May 1996 debt restructurings.

    Share of affiliates' net losses of $82.0 million for 1996 and $93.0 million for 1995 consist primarily of the Company's share of net losses in certain cable affiliates ($74.0 million in 1996 and $83.1 million in 1995) and the Company's net share of the profits and losses in certain programming businesses in which the Company has varying ownership interests, which share of net losses amounted to $8.0 million in 1996 and $9.9 million in 1995.

    Write off of deferred interest and financing costs consists of the write off of deferred interest and financing costs of $24 million related to a refinancing of the Company's subsidiary, V Cable, Inc. Also, during the third and fourth quarters of 1996, approximately $10.7 million of deferred financing costs incurred in connection with the Company's former $1.5 billion Restricted Group credit facility were written off when the old facility was replaced with a new $1.7 billion credit facility. In addition, during the fourth quarter of 1996, $3.1 million of deferred financing costs associated with the 1993 acquisitions of the Company's MFR subsidiary were written off in connection with a new reorganization and refinancing involving certain of the Company's subsidiaries. In 1995, deferred financing costs written off were associated with Rainbow Media's replacement of its original $105 million credit facility in January
1995 with a new $202 million facility.

    Provision for preferential payment to related party consists of the expensing of the proportionate amount due with respect to an annual payment ($5.6 million) made to Charles F. Dolan in connection with the acquisition of Cablevision of New York City in 1992.

    Minority interest represents NBC's share of the net income of American Movie Classics.

OTHER ITEMS

    Dividend requirements applicable to preferred stocks amounted to $127.8 million for 1996, representing an increase of $107.5 million for the year due to the Company's issuances of preferred stock during the fourth quarter of 1995 and first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

CABLEVISION PARENT

    Cablevision Parent does not have any operations independent of the Company and the Contributed Business Subsidiaries. In addition, it has no borrowings and does not have outstanding any securities other than its Class A Common Stock and Class B Common Stock, on which it does not intend to pay any dividends in the foreseeable future. Accordingly, Cablevision Parent does not have cash needs independent of the needs of its subsidiaries.

THE COMPANY

    For financing purposes, the Company is structured as a restricted group and an unrestricted group of subsidiaries.

    The Restricted Group includes all of the Company's cable operations in and around the greater New York City metropolitan area, including Long Island, in and around the greater Cleveland, Ohio metropolitan area and in and around Boston, Massachusetts and the commercial telephony operations of the Company's subsidiary, Lightpath, on Long Island, New York. At December
31, 1997, the Restricted Group encompassed approximately 2,469,000 cable television subscribers.

    The Unrestricted Group principally includes the Company's cable television operations other than those included in the Restricted Group. At December 31, 1997, the Unrestricted Group encompassed approximately 375,000 cable television subscribers ("Unrestricted Cable"). Other Unrestricted Group subsidiaries ("Unrestricted Other") include Rainbow Media and CSC Technology, Inc. (the Company's subsidiary engaged in research and development of new technology). Cablevision Electronics Investments, which acquired Nobody Beats The Wiz on February 9, 1998, is also included in the Unrestricted Group.

    The Restricted Group and certain members of the Unrestricted Group are individually and separately financed. The indebtedness of each entity in the Unrestricted Group is non-recourse to the Company, except that, in certain cases, such indebtedness has been guaranteed by the Company with recourse on such guarantee limited to the capital stock of such entities owned by the Company, except that the Company will guarantee certain trade credit debt of Cablevision Electronics in connection with financing the inventory of Nobody Beats The Wiz. Rainbow Media's cash requirements have been financed to date by the Restricted Group, by sales of equity interests in the programming businesses and through separate external debt financing of Rainbow Media, American Movie Classics and Madison Square Garden.

    The following table presents selected unaudited historical results of operations and other financial and statistical information related to the captioned groups or entities as of and for the year ended December 31, 1997. Unrestricted Cable consists of U.S. Cable and certain cable systems of A-R Cable. Rainbow Media and CSC Technology, Inc. are included in "Other Unrestricted Subsidiaries." Adjustments have been made between the Restricted Group and Unrestricted Cable to reflect the transfer of certain cable television systems among the groups. The TCI Systems and Cablevision Electronics are not included in the table as the relevant transactions occurred after December 31, 1997.

                                                                                          OTHER
                                                             RESTRICTED   UNRESTRICTED UNRESTRICTED    TOTAL
                                                               GROUP         CABLE     SUBSIDIARIES   COMPANY
                                                            ------------  -----------  -----------  ------------
                                                                           (DOLLARS IN THOUSANDS)

Revenues..................................................  $  1,249,838   $ 116,450    $ 583,070   $  1,949,358
                                                            ------------  -----------  -----------  ------------
                                                            ------------  -----------  -----------  ------------

Operating profit before depreciation and amortization.....  $    499,517   $  37,536    $  43,931   $    580,984
                                                            ------------  -----------  -----------  ------------
                                                            ------------  -----------  -----------  ------------

Currently payable interest expense........................  $    265,292   $  29,384    $  66,317   $    360,993
                                                            ------------  -----------  -----------  ------------
                                                            ------------  -----------  -----------  ------------

Total interest expense....................................  $    269,785   $  30,330    $  68,585   $    368,700
                                                            ------------  -----------  -----------  ------------
                                                            ------------  -----------  -----------  ------------

Bank and other senior debt................................  $  1,337,185   $ 267,460    $ 794,965   $  2,399,610
                                                            ------------  -----------  -----------  ------------
                                                            ------------  -----------  -----------  ------------

Senior notes and debentures...............................  $    898,024   $  --        $  --       $    898,024
                                                            ------------  -----------  -----------  ------------
                                                            ------------  -----------  -----------  ------------

Subordinated debt.........................................  $  1,199,245   $  --        $  --       $  1,199,245
                                                            ------------  -----------  -----------  ------------
                                                            ------------  -----------  -----------  ------------

Obligation to related party...............................  $  197,183(1)  $  --        $  --       $    197,183
                                                            ------------  -----------  -----------  ------------
                                                            ------------  -----------  -----------  ------------

Deficit investment in affiliates..........................  $    --        $  --        $  10,303   $     10,303
                                                            ------------  -----------  -----------  ------------
                                                            ------------  -----------  -----------  ------------

Redeemable exchangeable preferred stock...................  $  1,123,808   $  --        $  --       $  1,123,808
                                                            ------------  -----------  -----------  ------------
                                                            ------------  -----------  -----------  ------------

Capital expenditures......................................  $    388,465   $  20,440    $  48,685   $    457,590(2)
                                                            ------------  -----------  -----------  ------------
                                                            ------------  -----------  -----------  ------------

Ending cable subscribers..................................     2,469,455     374,953       --          2,844,408
                                                            ------------  -----------  -----------  ------------
                                                            ------------  -----------  -----------  ------------

------------------------
(1) Obligation of NYC LP Corp., a wholly-owned Restricted Group subsidiary, relating to the CNYC Acquisition.

(2) Reflects intercompany elimination of $820.

    The Company's principal funding requirements are for operating expenses, interest expense, capital expenditures, acquisitions, repayment of indebtedness and dividends on preferred stock. The Company has met its funding requirements through internally generated funds, bank borrowings, issuances of senior debentures and notes, issuances of senior subordinated debentures, issuances of preferred stock and asset sales.

RESTRICTED GROUP

    The Company believes that, for the Restricted Group, internally generated funds, together with funds available under the Company's Credit Agreement or the Credit Commitments (each as defined below) will be sufficient through 1999 to meet all funding requirements. The liquidity positions of the significant entities in the Unrestricted Group are discussed below.

    As of March 9, 1998, the Company received commitments from a group of banks led by Toronto Dominion for a $2.8 billion credit facility ("Credit Commitments") for the Restricted Group which includes separate credit agreements for the Company's New Jersey systems as well as for the TCI Systems. Closing of the new credit facility, which is subject to regulatory approval, is expected to occur by June 30, 1998, however, there can be no assurance that the closing of the new credit facility will take place on the terms contemplated by the Credit Commitments or at all.

    On February 3, 1998 the Company issued $300 million face amount of 7-7/8% Senior Debentures due 2018. The net proceeds of $291.7 million were used to repay outstanding borrowings under the Restricted Group credit facility.

    On March 13, 1998, the Restricted Group had total usage under its existing $1.7 billion Credit Agreement (including the credit facility for the Company's New Jersey Systems, collectively the "Credit Agreement") of $1,262 million and letters of credit of $31 million issued on behalf of the Company. Unrestricted and undrawn funds available to the Restricted Group amounted to approximately $407 million as of March 13, 1998. The Credit Agreement contains certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the Restricted Group to maintain certain financial ratios and restricting the permitted uses of borrowed funds. As of March 13, 1998, the Company had entered into interest exchange (swap and interest rate cap) agreements with several of its banks on a notional amount of $250 million, on which the Company pays a fixed rate of interest and receives a variable rate of interest for specified periods, with an average maturity of two years. The average effective annual interest rate on all Restricted Group bank debt outstanding as of January 31, 1998 was approximately 7.6%.

    Proforma for the Restricted Group composition as of December 31, 1997, the Restricted Group made capital expenditures of approximately $422.7 million in 1997 and $451.6 million in 1996, primarily in connection with system rebuilds and upgrades, the expansion of existing cable plant to pass additional homes and other general capital needs. The Company anticipates additional significant capital expenditures in 1998 for system rebuilds, upgrades and expansion.

    The senior secured indebtedness incurred by A-R Cable is guaranteed by the Restricted Group, but recourse against the Restricted Group is limited solely to the common stock of A-R Cable pledged to A-R Cable's senior secured lenders. In addition, the promissory notes of certain of the Company's subsidiaries are guaranteed by the Company and the obligations under the guarantees rank PARI PASSU with the Company's public subordinated debt. The promissory notes are payable in cash or, at the Company's option through the first anniversary of the notes, in shares of the Company's Class A Common Stock.

    The terms of the instruments governing A-R Cable's, the TCI System's and U.S. Cable's indebtedness prohibit transfer of funds (except for certain payments, related to corporate overhead allocations, by A-R Cable, TCI Systems and U.S. Cable) from A-R Cable, TCI Systems and U.S. Cable to the Restricted Group and are expected to prohibit such transfer of funds for the foreseeable future. The Restricted Group does not expect that such limitations on transfer of funds or payments will have an adverse effect on the ability of the Company to meet its obligations.

TCI SYSTEMS

    On March 4, 1998, Cablevision Parent completed the acquisition of the TCI Systems for 24.4 million shares, adjusted for the two-for-one stock split, of the Cablevision Parent Class A Common Stock and for the assumption of $669 million of debt. The Contributed Business Subsidiaries borrowed $670 million under a new $800 million bridge revolving credit facility and used the proceeds to repay the amounts outstanding under the existing TCI Systems credit facilities and certain intercompany debt owed to TCI. On March 13, 1998, usage under the $800 million bridge credit facility was $665 million with undrawn funds of $135 million. Cablevision Parent believes that, for the TCI Systems, internally generated funds together with funds available under its $800 million credit facility will be sufficient through 1999 to meet their debt service requirements and to fund their planned capital expenditures.

CABLEVISION OF OHIO

    In December 1997, all remaining indebtedness of the Company's subsidiaries, Telerama, Inc. Cablevision of the Midwest, Inc. and Cablevision of Cleveland, LP (collectively "Cablevision of Ohio") amounting to $304 million was repaid by the Restricted Group simultaneously with Cablevision of Ohio becoming part of the Restricted Group. Upon payment and satisfaction of all outstanding indebtedness, its credit agreement was terminated.

U.S. CABLE

    In January 1998 all remaining indebtedness of U.S. Cable amounting to $156 million was repaid. The proceeds for such repayment came from the sale of U.S. Cable for approximately $311 million. The balance of the sale proceeds were distributed to the Restricted Group which used such funds to partly repay its bank debt. Upon payment and satisfaction of all outstanding indebtedness, U.S. Cable's credit agreement was terminated.

RAINBOW MEDIA

    In April 1997, Rainbow Media entered into a new $300 million, three year revolving credit facility with Canadian Imperial Bank of Commerce and Toronto-Dominion (Texas), Inc., as Co-agents and a group of banks. Upon closing the new facility, Rainbow Media drew $172 million which was used to repay, in part, the previous $202 million credit facility. Concurrently with entering into the new Rainbow Media credit facility, American Movie Classics' entered into a new $250 million credit facility. American Movie Classics drew $225 million under its new facility, applied $20 million to repay its existing debt and fees and distributed $205 million to Rainbow Media. Rainbow Media used $30 million of the proceeds from the American Movie Classics' distribution to fully repay the balance of its existing $202 million facility, distributed $169 million to the Restricted Group and used the balance of the distribution for interest and fees. The American Movie Classics $250 million bank loan is a seven year revolving credit and term loan facility maturing 2004.

    Rainbow Media's credit facility was amended in December 1997, which amendment, among other things, extended the maturity date to December 31, 2000. American Movie Classics' credit facility was also amended in December 1997 to provide for a $146 million term loan and a $100 million revolving credit. As of March 13, 1998, American Movie Classics had outstanding borrowings of $200 million, leaving unrestricted funds available of $43 million.

    The Rainbow Media credit facility contains certain financial covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring Rainbow Media to maintain certain financial ratios.

    As of March 13, 1998, Rainbow Media had outstanding borrowings of $205 million, leaving unrestricted and undrawn funds available of $55 million for 1998. The amount available under the Rainbow Media revolving credit increases by $20 million on January 1, 1999 and by another $20 million on January 1, 2000. The Company believes that for Rainbow Media, internally generated funds together with funds available under its credit agreement will be sufficient to meet its debt service requirements and to fund its capital expenditures through 1999.

MADISON SQUARE GARDEN

    In June 1997, Madison Square Garden, L.P. ("MSG") entered into an $850 million credit agreement (the "MSG Credit Facility"), with a group of banks led by Chase Manhattan Bank, as agent. In December 1997, the MSG Credit Facility was amended to a $500 million revolving credit facility expiring on December 31, 2004. At the time the facility was amended, MSG's outstanding bank debt was reduced by $450 million, from $806 million to $356 million. The proceeds for the repayment came from a capital contribution from Regional Programming
Partners, the newly formed partnership which is 60% owned by Rainbow Media and 40% owned by Fox/Liberty. Regional Programming Partners had received $850 million from Fox/Liberty in connection with the formation of the partnership.

    In July 1997, a new unrestricted subsidiary of MSG, Garden Programming, LLC made a $40 million 14 year loan to a non-related entity. The proceeds for such loan came from a $20 million drawdown by MSG under the MSG Credit Facility, which then loaned it to Garden Programming LLC, and a $20 million five year term loan entered into directly by Garden Programming LLC with a group of banks. As of March 13, 1998 outstanding debt under the Garden Programming, LLC term loan was $20 million.

    As of March 13, 1998, outstanding debt under the MSG Credit Facility was $370 million. In addition, MSG had outstanding letters of credit of $4 million resulting in unrestricted and undrawn funds available amounting to $126 million. The funds available will be used for general corporate purposes. The MSG Credit Facility contains certain financial covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring MSG to maintain certain financial ratios. The Company believes that for MSG, internally generated funds together with funds available under its existing credit agreement will be sufficient to meet its debt service requirements under its credit agreement and to fund capital expenditures through 1999.

NOBODY BEATS THE WIZ

    On February 9, 1998, Cablevision Electronics completed the acquisition of certain assets of the Wiz. The purchase price and expenses were funded through a $50 million equity contribution from the Company and approximately $45 million in borrowings under the new $110 million Cablevision Electronics stand alone credit facility. Under the terms of the credit facility, the total amount of borrowings available to Cablevision Electronics is subject to an availability calculation based on a percentage of eligible inventory. On March 13, 1998, usage under the $110 million credit facility was $48 million with no availability thereunder based on the level of inventory as of that date. Cablevision Electronics is expected to require additional equity contributions from the Company, as well as other financial support of approximately $50 million (currently expected to be in the form of letters of credit and guarantees), in respect of Cablevision Electronics' inventory purchases.

OPERATING ACTIVITIES

    Cash provided by operating activities amounted to $271.7 million for the year ended December 31, 1997 compared to $200.4 million for the year ended December 31, 1996. The 1997 cash provided by operating activities consisted primarily of net income of $136.7 million, depreciation and amortization of $499.8 million, other non-cash items of $125.4 million and a net increase in cash resulting from changes in assets and liabilities of $63.6 million, offset primarily by the net gain on the sale of programming and affiliate interests of $372.1 million and the gain of $181.7 million on the redemption of A-R Cable's Series A Preferred Stock.

    Cash provided by operating activities amounted to $200.4 million for the year ended December 31, 1996 compared to $154.7 million for the year ended December 31, 1995. The 1996 cash provided by operating activities consisted primarily of depreciation and amortization of $389.0 million and other non-cash items of $153.0 million, partially offset by a net loss of

$332.1 million and a net decrease in cash resulting from changes in assets and liabilities of $9.5 million.

    Cash provided by operating activities amounted to $154.7 million for the year ended December 31, 1995. The 1995 cash provided by operating activities consisted of depreciation and amortization of $319.9 million, other non-cash items of $134.2 million and a net increase in assets and liabilities of $18.1 million, partially offset by a net loss of $317.5 million.

INVESTING ACTIVITIES

    Net cash used in investing activities for the year ended December 31, 1997 was $248.6 million compared to $741.7 million for the year ended December 31, 1996. The 1997 investing activities consisted of $457.6 million of capital expenditures, $747.1 million of payments for acquisitions, offset by net proceeds of $945.5 million from the sale of programming interests, cable assets, and affiliate interests and other items of $10.6 million.

    Net cash used in investing activities for the year ended December 31, 1996 was $741.7 million compared to $551.2 million for the year ended December 31, 1995. The 1996 investing activities consisted of $449.2 million of capital expenditures, $113.1 million of payments for acquisitions, primarily U.S Cable and Cablevision of Newark, $179.5 million in increases in investment in affiliates, offset by net proceeds from other items of $.1 million.

    For the year ended December 31, 1995 the Company used $551.2 million in cash for investing activities, consisting of $287.1 million of capital expenditures, $293.9 million of payments for acquisitions, primarily Cablevision of Boston, Sports Channel New York and Rainbow News 12 Company, $3.9 million in increases in investment in affiliates, offset by net proceeds from the sale of programming and affiliate interests of $32.9 million and other items of $.8 million.

FINANCING ACTIVITIES

    Cash provided by financing activities amounted to $375.5 million for the year ended December 31, 1997 compared to $537.6 million for the year ended December 31, 1996. In 1997 the Company's financing activities consisted of $898.0 million from the issuance of senior notes and debentures and $238.5 million of net proceeds from bank debt, offset by the redemption of subordinated debentures of $283.4 million, net repayments of senior debt of $285.9 million, the redemption of A-R Cable's Series A Preferred Stock of $112.3 million, payments of preferred stock dividends of $30.2 million and other items aggregating $49.2 million.

    Cash provided by financing activities amounted to $537.6 million for the year ended December 31, 1996 compared to $400.5 million for the year ended December 31, 1995. In 1996 the Company's financing activities consisted of $624.0 million from the issuance of redeemable exchangeable convertible preferred stock, $399.4 million from the issuance of subordinated debentures, and net proceeds from bank debt of $477.0 million, partially offset by the repayment of senior debt of $905.6 million, payments of preferred stock dividends of $30.3 million and other net cash payments aggregating $26.9 million.

    In 1995, the Company's financing activities consisted of $573.3 million from the issuance of redeemable exchangeable convertible preferred stock, $300.0 million from the issuance of subordinated debentures, partially offset by net repayments of bank debt of $343.0 million, redemption of preferred stock of $103.0 million, payments of stock dividends of $12.5 million and other net cash payments aggregating $14.3 million.

YEAR 2000

    The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk.

    In 1997, the Company installed a new financial applications system which is Year 2000 compliant. However, the Company is still in the process of identifying and evaluating the risks associated with operational systems. The Company is also in the process of obtaining information from outside data processing suppliers and others as to the status of their exposure to Year 2000 problems. The total cost of compliance and its effect on the Company's future results of operations has not yet been determined, but could be significant.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----

CSC HOLDINGS, INC. AND SUBSIDIARIES

(formerly Cablevision Systems Corporation)

Independent Auditors' Report...............................................................................          50

Consolidated Balance Sheets--December 31, 1997 and 1996....................................................          51

Consolidated Statements of Operations--years ended December 31, 1997, 1996 and 1995........................          53

Consolidated Statements of Stockholders' Deficiency--years ended December 31, 1997, 1996 and 1995..........          54

Consolidated Statements of Cash Flows--years ended December 31, 1997, 1996 and 1995........................          55

Notes to Consolidated Financial Statements.................................................................          57

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARY
(formerly CSC Parent Corporation)

Independent Auditors' Report...............................................................................          89

Consolidated Balance Sheet--December 31, 1997..............................................................          90

Notes to Consolidated Financial Statement..................................................................          91

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
CSC Holdings, Inc.

    We have audited the accompanying consolidated balance sheets of CSC Holdings, Inc. (formerly Cablevision Systems Corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule listed in Item 14(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSC Holdings, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Jericho, New York
March 20, 1998

                      CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (FORMERLY CABLEVISION SYSTEMS CORPORATION)
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                        ASSETS                                              1997          1996
--------------------------------------------------------------------------------------  ------------  ------------

Cash and cash equivalents.............................................................  $    410,141  $     11,612

Accounts receivable trade (less allowance for doubtful accounts of $29,584 and
  $12,955)............................................................................       214,721       105,406

Notes and other receivables...........................................................        98,756        19,368

Prepaid expenses and other assets.....................................................        55,324        23,053

Property, plant and equipment, net....................................................     1,831,167     1,390,971

Investments in affiliates.............................................................       218,079       311,865

Advances to affiliates................................................................        19,823         7,855

Feature film inventory................................................................       180,576       134,258

Net assets held for sale..............................................................       252,610       --

Franchises, net of accumulated amortization of $481,895 and $389,791..................       383,369       379,466

Affiliation and other agreements, net of accumulated amortization of $129,087 and
  $44,385.............................................................................       253,734       162,388

Excess costs over fair value of net assets acquired and other intangible assets, net
  of accumulated amortization of $684,141 and $549,256................................     1,615,786       436,606

Deferred financing, acquisition and other costs, net of accumulated amortization of
  $40,061 and $29,755.................................................................        91,005        51,877
                                                                                        ------------  ------------

                                                                                        $  5,625,091  $  3,034,725
                                                                                        ------------  ------------
                                                                                        ------------  ------------

          See accompanying notes to consolidated financial statements.

                      CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (FORMERLY CABLEVISION SYSTEMS CORPORATION)
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                                          1997           1996
                                                                                      -------------  -------------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Accounts payable....................................................................  $     270,652  $     186,409
Accrued liabilities:
  Interest..........................................................................         54,107         45,774
  Payroll and related benefits......................................................        123,834         63,987
  Other.............................................................................        326,925        130,625
Accounts payable to affiliates......................................................          7,978         14,012
Feature film and contract obligations...............................................        292,720        115,437
Deferred revenue....................................................................        277,693       --
Bank debt...........................................................................      2,240,358      1,670,245
Senior debt.........................................................................        112,500       --
Senior notes and debentures.........................................................        898,024       --
Subordinated debentures.............................................................      1,048,245      1,323,105
Subordinated notes payable..........................................................        151,000        141,268
Obligation to related party.........................................................        197,183        192,819
Capital lease obligations and other debt............................................         46,752          7,264
                                                                                      -------------  -------------
  Total liabilities.................................................................      6,047,971      3,890,945
                                                                                      -------------  -------------
Minority interests..................................................................        821,782       --
                                                                                      -------------  -------------
Deficit investment in affiliates....................................................         10,303        512,800
                                                                                      -------------  -------------
Series H Redeemable Exchangeable Preferred Stock....................................        325,048        289,506
                                                                                      -------------  -------------
Series M Redeemable Exchangeable Preferred Stock....................................        798,760        715,759
                                                                                      -------------  -------------
Commitments and contingencies
Stockholders' deficiency:
  8% Series C Cumulative Preferred Stock, $.01 par value, 112,500 shares authorized,
    110,622 shares issued ($100 per share liquidation preference)...................              1              1
  8% Series D Cumulative Preferred Stock, $.01 par value, 112,500 shares authorized,
    none issued ($100 per share liquidation preference).............................       --             --
  8-1/2% Series I Cumulative Convertible Exchangeable Preferred Stock, $.01 par
    value, 1,380,000 shares authorized and issued ($250 per share liquidation
    preference).....................................................................             14             14
  Class A Common Stock, $.01 par value, 27,948,992 and 27,167,352 shares issued.....            280            272
  Class B Common Stock, $.01 par value, 22,193,418 and 22,509,418 shares issued.....            222            226
  Paid-in capital...................................................................        171,901        164,289
  Accumulated deficit...............................................................     (2,551,191)    (2,539,087)
                                                                                      -------------  -------------
  Total stockholders' deficiency....................................................     (2,378,773)    (2,374,285)
                                                                                      -------------  -------------
                                                                                      $   5,625,091  $   3,034,725
                                                                                      -------------  -------------
                                                                                      -------------  -------------


          See accompanying notes to consolidated financial statements.

                      CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (FORMERLY CABLEVISION SYSTEMS CORPORATION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------
Revenues (including affiliate amounts of $9,424, $9,487 and $7,087).....  $  1,949,358  $  1,315,142  $  1,078,060
                                                                          ------------  ------------  ------------
Operating expenses:
  Technical and operating (including affiliate amounts of $16,581,
    $37,610 and $37,756)................................................       853,800       538,272       412,479
  Selling, general and administrative...................................       514,574       313,476       266,209
  Depreciation and amortization.........................................       499,809       388,982       319,929
                                                                          ------------  ------------  ------------
                                                                             1,868,183     1,240,730       998,617
                                                                          ------------  ------------  ------------
Operating profit........................................................        81,175        74,412        79,443
                                                                          ------------  ------------  ------------
Other income (expense):
  Interest expense......................................................      (368,700)     (268,177)     (313,850)
  Interest income (including affiliate amounts of $1,600, $568 and
    $468)...............................................................         5,492         3,162         1,963
  Share of affiliates' net loss.........................................       (27,165)      (82,028)      (93,024)
  Gain on sale of programming and affiliate interests, net..............       372,053       --             35,989
  Gain on redemption of subsidiary preferred stock......................       181,738       --            --
  Write off of deferred interest and financing costs....................       (24,547)      (37,784)       (5,517)
  Provision for preferential payment to related party...................       (10,083)       (5,600)       (5,600)
  Minority interest.....................................................       (60,694)       (9,417)       (8,637)
  Miscellaneous, net....................................................       (12,606)       (6,647)       (8,225)
                                                                          ------------  ------------  ------------
                                                                                55,488      (406,491)     (396,901)
                                                                          ------------  ------------  ------------
Net income (loss).......................................................       136,663      (332,079)     (317,458)
Dividend requirements applicable to preferred stock.....................      (148,767)     (127,780)      (20,249)
                                                                          ------------  ------------  ------------
Net loss applicable to common shareholders..............................  $    (12,104) $   (459,859) $   (337,707)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Basic net loss per common share.........................................  $       (.24) $      (9.26) $      (7.09)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Average number of common shares outstanding(in thousands)...............        49,804        49,654        47,652
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

          See accompanying notes to consolidated financial statements.

                      CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (FORMERLY CABLEVISION SYSTEMS CORPORATION)
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                       SERIES C    SERIES E  SERIES I   CLASS A  CLASS B
                       PREFERRED   PREFERRED PREFERRED   COMMON  COMMON   PAID-IN      ACCUMULATED   TREASURY
                         STOCK       STOCK     STOCK     STOCK   STOCK    CAPITAL        DEFICIT       STOCK         TOTAL
                        --------   --------- --------- --------- -------  ---------    -----------   --------     ------------
Balance December 31,
  1994................      $ 1         $ 1       --    $  238   $  236   $ (74,253)   (1,741,521)   $(3,237)     $ (1,818,535)
  Net loss............       --          --       --        --       --          --      (317,458)        --          (317,458)
  Issuances of
    preferred stock...       --          --       14        --       --     323,317            --         --           323,331
  Redemption of Series
    E preferred
    stock.............       --          (1)      --        --       --    (103,002)           --         --          (103,003)
  Employee stock
    transactions......       --          --       --        10       --       7,710            --         --             7,720
  Payment for
    acquisition,
    net...............       --          --       --        32       --      93,641            --     (57,155)            36,518
  Conversion of Class
    B to Class A......       --          --       --         4       (4)         --            --         --                --
  Preferred dividend
    requirements......       --          --       --        --        --         --       (20,249)        --           (20,249)
                        -------      ------   ------    ------    ------    -------    ----------    -------      ------------
Balance December 31,
  1995................        1          --       14       284       232    247,413    (2,079,228)   (60,392)       (1,891,676)

  Net loss............       --          --       --        --        --         --      (332,079)        --          (332,079)
  Issuances of
    preferred stock...       --          --       --        --        --    (25,979)           --         --           (25,979)
  Employee stock
    transactions......       --          --       --         2        --      3,227            --         --             3,229
  Conversion of Class
    B to Class A......       --          --       --         6        (6)        --            --         --                --
  Retirement of
    treasury stock....       --          --       --       (20)       --    (60,372)           --     60,392                --
  Preferred dividend
    requirements......       --          --       --        --        --         --       (127,780)       --          (127,780)
                        -------      ------   ------    ------    ------ ----------    -----------   -------      ------------

Balance December 31,
  1996................        1          --       14       272       226    164,289     (2,539,087)       --        (2,374,285)
  Net income..........       --          --       --        --        --         --        136,663        --           136,663
  Employee stock
    transactions......       --          --       --         4        --       7,612            --        --             7,616
  Conversion of Class
    B to Class A......       --          --       --         4        (4)         --            --        --                --


  Preferred dividend
    requirements......       --          --       --        --        --          --      (148,767)       --          (148,767)
                        -------      ------   ------    ------    ------  -----------   ----------   -------      -------------

Balance December 31,
  1997................      $ 1         $--    $  14    $  280    $  222  $   171,901  $(2,551,191)  $    --        $(2,378,773)
                        -------      ------   ------    ------    ------  -----------  -----------   -------      -------------
                        -------      ------   ------    ------    ------  -----------  -----------   -------      -------------


          See accompanying notes to consolidated financial statements.

                      CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (FORMERLY CABLEVISION SYSTEMS CORPORATION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------
Cash flows from operating activities:

  Net income (loss).....................................................  $    136,663  $   (332,079) $   (317,458)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization.......................................       499,809       388,982       319,929
    Share of affiliates' net loss.......................................        27,165        82,028        93,024
    Minority interest...................................................        60,694         9,417         8,637
    Gain on sale of programming and affiliate interests, net............      (372,053)      --            (35,989)
    Write off of deferred interest and financing costs..................        24,547        37,784         5,517
    Gain on redemption of subsidiary preferred stock....................      (181,738)      --            --
    Loss on sale of equipment, net......................................         5,325         4,733         4,077
    Amortization of deferred financing, interest and debenture
      discount..........................................................         7,707        12,191        19,441
    Accretion of interest on debt.......................................       --              6,828        39,479
  Change in assets and liabilities, net of effects of acquisitions and dispositions:
      Accounts receivable trade.........................................       (34,268)       (2,709)      (17,200)
      Notes and other receivables.......................................       (67,683)       (1,810)       (2,064)
      Prepaid expenses and other assets.................................         1,232       (12,428)       (3,189)
      Advances to affiliates............................................          (528)       (2,168)        3,994
      Feature film inventory............................................        (8,269)        9,658       (14,420)
      Accounts payable..................................................        62,822        15,830        24,685
      Accrued liabilities...............................................        91,497        (4,618)       22,412
      Accounts payable to affiliates....................................       (12,155)        1,304        (2,746)
      Feature film and contract obligations.............................          (258)      (12,563)        6,586
      Deferred revenue..................................................        37,664       --            --
      Minority interests................................................        (6,486)      --            --
                                                                          ------------  ------------  ------------
    Total adjustments...................................................       135,024       532,459       472,173
                                                                          ------------- ------------- -------------
Net cash provided by operating activities...............................       271,687       200,380       154,715
Cash flows from investing activities:
  Capital expenditures..................................................      (457,590)     (449,165)     (287,138)
  Payments for acquisitions, net of cash acquired.......................      (747,134)     (113,095)     (293,902)
  Net proceeds from sale of programming and affiliate interests.........       945,534       --             32,850
  Proceeds from sale of equipment.......................................         1,930           814         1,873
  (Increase) decrease in investments in affiliates, net.................         9,267      (179,536)       (3,901)
  Additions to intangible assets, net...................................          (623)         (766)       (1,016)
                                                                           ------------- ------------- -------------
    Net cash used in investing activities...............................  $   (248,616) $   (741,748) $   (551,234)

          See accompanying notes to consolidated financial statements.

                      CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (FORMERLY CABLEVISION SYSTEMS CORPORATION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                                           1997           1996           1995
                                                                       -------------  -------------  -------------
Cash flows from financing activities:
  Proceeds from bank debt............................................  $   3,385,703  $   2,053,566  $     719,818
  Repayment of bank debt.............................................     (3,147,165)    (1,576,585)    (1,062,768)
  Proceeds from senior debt..........................................        147,750         12,500         10,000
  Repayment of senior debt...........................................       (433,617)      (918,131)       (13,116)
  Issuance of subordinated debentures................................         --            399,385        300,000
  Redemption of subordinated debentures..............................       (283,445)        --           --
  Issuance of senior notes and debentures............................        897,983         --           --
  Redemption of subsidiary preferred stock...........................       (112,301)        --           --
  Issuances of redeemable exchangeable convertible preferred stock...         --            624,021        573,331
  Redemption of redeemable exchangeable convertible preferred
    stock............................................................         --             --           (103,003)
  Preferred stock dividends..........................................        (30,224)       (30,266)       (12,498)
  Issuance of common stock...........................................          7,616          3,229          7,720
  Obligation to related party........................................          4,364           (126)          (134)
  Payments on capital lease obligations and other debt...............         (7,501)        (3,321)        (6,583)
  Additions to deferred financing and other..........................        (53,705)       (26,624)       (12,266)
                                                                       -------------  -------------  -------------
Net cash provided by financing activities............................        375,458        537,648        400,501
                                                                       -------------  -------------  -------------
Net increase (decrease) in cash and cash equivalents.................        398,529         (3,720)         3,982

Cash and cash equivalents at beginning of year.......................         11,612         15,332         11,350
                                                                       -------------  -------------  -------------
Cash and cash equivalents at end of year.............................  $     410,141  $      11,612  $      15,332
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

          See accompanying notes to consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES

                   (FORMERLY CABLEVISION SYSTEMS CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY AND RELATED MATTERS

    CSC Holdings, Inc. (formerly Cablevision Systems Corporation, see Note 15) and its majority-owned subsidiaries (the "Company") own and operate cable television systems. The Company also has ownership interests in companies that produce and distribute national and regional entertainment and sports programming services, including a majority interest in Madison Square Garden, L.P. ("MSG"), a sports and entertainment company, and has ownership interests in companies that provide advertising sales services for the cable television industry. The Company's revenues are derived principally from the provision of cable television and programming services. For financing purposes, CSC Holdings, Inc. and certain of its subsidiaries are structured as a restricted group and an unrestricted group (see Note 5).

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of CSC Holdings, Inc. and its majority-owned subsidiaries. The Company's interests in less than majority-owned entities and until July 2, 1997, its 100% common stock interest in A-R Cable Services, Inc., are carried on the equity method. Subsequent to July 2, 1997, results of operations of A-R Cable Services, Inc. are consolidated with those of the Company (see Note 2). Advances to affiliates are recorded at cost, adjusted when recoverability is doubtful. All significant intercompany transactions and balances are eliminated in consolidation.

REVENUE RECOGNITION

    The Company recognizes cable television and programming revenues as services are provided to subscribers. Advertising revenues are recognized when commercials are telecast. Revenues derived from other sources are recognized when services are provided or events occur.

LONG-LIVED ASSETS

    Property, plant and equipment, including construction materials, are carried at cost, which includes all direct costs and certain indirect costs associated with the construction of cable television transmission and distribution systems, and the costs of new subscriber installations. Franchises are amortized on the straight-line basis over the average remaining terms (7 to 11 years) of the franchises at the time of acquisition. Affiliation and other agreements (primarily cable television system programming agreements) are amortized on a straight-line basis over periods ranging from 6 to 10 years. Other intangible assets are amortized on the straight-line basis

                       CSC HOLDINGS, INC. AND SUBSIDIARIES

                   (FORMERLY CABLEVISION SYSTEMS CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

over the periods benefited (2 to 10 years), except that excess costs over fair value of net assets acquired are being amortized on the straight-line basis over periods ranging from 5 to 40 years. The Company reviews its long-lived assets (property, plant and equipment, and related intangible assets that arose from business combinations accounted for under the purchase method) for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

FEATURE FILM INVENTORY

    Rights to feature film inventory acquired under license agreements along with the related obligations are recorded at the contract value. Costs are charged to technical and operating expense on the straight-line basis over the respective contract periods. Amounts payable during the five years subsequent to December 31, 1997 related to feature film telecast rights are $31,751 in 1998, $28,438 in 1999, $25,941 in 2000, $17,785 in 2001 and $12,806 in 2002.

DEFERRED FINANCING COSTS

    Costs incurred to obtain debt are deferred and amortized, on a straight-line basis, over the life of the related debt.

INCOME TAXES

    Income taxes are provided based upon the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets, subject to an ongoing assessment of realizability.

LOSS PER SHARE

    Net loss per common share is computed by dividing net loss after deduction of preferred stock dividends by the weighted average number of common shares outstanding. Potential dilutive common shares were not included in the computation as their effect would be antidilutive. The Company implemented the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" in 1997. Among other provisions, SFAS No. 128 simplifies the standards for computing earnings per share. The adoption of SFAS No. 128 had no material impact on the per share determinations.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES

                   (FORMERLY CABLEVISION SYSTEMS CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH FLOWS

    For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The Company paid cash interest expense of approximately $352,660, $252,120 and $252,344 during 1997, 1996 and 1995, respectively. During 1997, 1996 and 1995, the Company's noncash investing and financing activities included capital lease obligations of $24,820, $2,571 and $1,086, respectively, incurred when the Company entered into leases for new equipment; Series H preferred stock dividend requirements of $35,542, $31,755 and $7,751 in 1997, 1996 and 1995, respectively, and Series M preferred stock dividend requirements of $83,000 and $65,759 in 1997 and 1996 (see Note 6); the capital contribution in 1997 of $38,000 of transportation equipment by the minority partner in MSG; the acquisition of warrants from At Home Corporation valued at $173,346 (see Note 9) in 1997; and the issuance in 1995 of 1,375,246 shares of the Company's Class A Common Stock (fair value of $37,733) for the acquisition of Cablevision of Boston (see Note 2).

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Year 2000

    The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk.

    In 1997, the Company installed a new financial applications system which is Year 2000 compliant. However, the Company is still in the process of identifying and evaluating the risks associated with its operational systems. The Company is also in the process of obtaining information from outside data processing suppliers and others as to the status of their exposure to Year 2000 problems. The total cost of compliance and its effect on the Company's future results of operations has not yet been determined, but could be significant.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES

                   (FORMERLY CABLEVISION SYSTEMS CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 2. ACQUISITIONS, DISPOSITIONS AND RESTRUCTURINGS

ACQUISITIONS

    1997 Acquisitions:

    On April 1, 1997, Rainbow Media Holdings, Inc. ("Rainbow Media") consummated a transaction in which Rainbow Programming Holdings, Inc. merged with and into Rainbow Media, a newly formed subsidiary of the Company. In addition, NBC Cable, Inc. (a subsidiary of National Broadcasting Company ("NBC")) received a 25% equity interest (which interest may be increased up to 27% under certain circumstances) in non-voting Class C common stock of Rainbow Media. The Company owns the remaining 75% equity interest in Rainbow Media. The partnership interests in certain of Rainbow Media's programming services formerly owned by NBC are now owned by subsidiaries of Rainbow Media. The exchange of 25% of the Company's interest in Rainbow Media for NBC's interests in certain entities was accounted for at historical cost with the difference between the cost basis of Rainbow Media's 25% interest and the partnership interests received recorded as goodwill of $54,108 which is being amortized over a 10 year period.

    In February 1997, Rainbow Media made a payment to ITT Corporation ("ITT") of $168,750 plus interest, fully equalizing its interest in MSG, a partnership among subsidiaries of Rainbow Media and subsidiaries of ITT, and bringing Rainbow Media's total payments to $360,000, plus interest payments aggregating $47,700.

    In April 1997, the Company and certain of its affiliates and ITT and certain of its affiliates, entered into definitive agreements ("MSG
Agreement") relating to the acquisition by subsidiaries of the Company of ITT's 50 percent interest in MSG. The transaction closed on June 17, 1997 when MSG borrowed $799,000 under its credit facility which was used to redeem a portion of ITT's interest in MSG for $500,000 and to repay its existing indebtedness. Rainbow Media contributed its SportsChannel Associates programming company to MSG, which, together with the redemption, increased Rainbow Media's interest in MSG to 89.8% and reduced ITT's interest to 10.2%. In connection with the Fox/Liberty transaction discussed below, Rainbow
Media's interest in MSG was contributed to Regional Programming Partners.
ITT's interest in MSG was further reduced to 7.8% as a result of the $450,000 capital contribution by Regional Programming Partners to MSG which was used by MSG to pay down outstanding debt. The remaining 7.8% interest held by ITT is subject to certain puts and calls as specified in the MSG Agreement. The acquisition was accounted for using the purchase method of accounting. The assets and liabilities and results of operations of MSG have been consolidated with those of the Company as of June 17, 1997. Assets and liabilities of MSG at June 17, 1997 consisted of the following: current and other assets $94,141; property, plant and equipment $176,709; intangibles $956,156; current and other liabilities $210,048; and long-term debt $278,000. Previously the Company's investment in MSG was accounted for using the equity

                       CSC HOLDINGS, INC. AND SUBSIDIARIES

                   (FORMERLY CABLEVISION SYSTEMS CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 2. ACQUISITIONS, DISPOSITIONS AND RESTRUCTURINGS (CONTINUED)

method of accounting. The excess of the purchase price over the net book value of assets acquired of approximately $397,093 was allocated to the specific assets acquired based upon independent appraisals as follows:

Property, plant and equipment.......................................  $   19,687
Affiliation and other agreements....................................      34,168
Franchises..........................................................      46,125
Excess cost over fair value of net assets acquired..................     297,113
                                                                      ----------
                                                                      $  397,093
                                                                      ----------
                                                                      ----------

    In June 1997, the Company acquired from Warburg Pincus Investors, L.P. ("Warburg") the interests that the Company did not already own in A-R Cable Partners ("Nashoba") and Cablevision of Framingham Holdings, Inc. ("CFHI") for a purchase price of approximately $33,348 and $7,865, respectively. The acquisitions of Nashoba and CFHI were accounted for as purchases with the operations of these companies being consolidated with those of the Company as of the acquisition date. The excess of the purchase price over the net book value of assets acquired approximates $67,058 and $29,957 for the acquisition of Nashoba and CFHI, respectively, and have been allocated based upon independent appraisals as follows:

Property, plant and equipment......................................  $   4,060
Franchises.........................................................     59,923
Excess cost over fair value of net assets acquired.................     33,032
                                                                     ---------
                                                                     $  97,015
                                                                     ---------
                                                                     ---------

    On July 2, 1997 the Company redeemed from Warburg the Series A Preferred Stock of A-R Cable Services, Inc. ("A-R Cable") for an aggregate amount of approximately $112,301. The assets and liabilities of A-R Cable have been consolidated with those of the Company as of July 2, 1997. Previously, the Company's investment in A-R Cable was accounted for using the equity method of accounting. In connection with this transaction, the Company recognized a gain of $181,738 principally representing the reversal of accrued preferred dividends in excess of amounts paid.

    On December 5, 1997, MSG purchased all of the membership interests in Radio City Productions LLC ("Radio City"), the production company that operates Radio City Music Hall in New York City for approximately $70,000 in cash. Simultaneously, Radio City entered into a 25-year lease for Radio City Music Hall. The assets and liabilities and results of operations of Radio City have been consolidated with those of the Company as of the date of acquisition. The excess of the purchase price over the net book value of assets acquired of approximately $75,609 will be allocated to the specific assets acquired when independent appraisals are obtained.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES

                   (FORMERLY CABLEVISION SYSTEMS CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 2. ACQUISITIONS, DISPOSITIONS AND RESTRUCTURINGS (CONTINUED)

1996 ACQUISITIONS:

    In August 1996, the Company acquired the remaining approximate 80% partnership interest in U.S. Cable Televsion Group, L.P. ("U.S. Cable") that it did not already own for approximately $4,010 and repaid the debt owed by U.S. Cable to General Electric Capital Corporation ("GECC") of approximately $154,000 with proceeds from a new $175,000 credit facility (see Note 5).

    See Note 9--"Affiliate Transactions" for a discussion of the Company's investment in NorthCoast Operating Co., Inc.

    In September 1996, the Company acquired the 75% equity interest that Warburg owned in Cablevision of Newark for approximately $37,000, giving the Company full ownership of Cablevision of Newark.

    The acquisitions of U.S. Cable and Cablevision of Newark were accounted for as purchases with the operations of these companies being consolidated with those of the Company as of the acquisition dates. See discussion of the Company's disposition of its interest in U.S. Cable below. The excess of the purchase price over the net book value of assets acquired of $63,268 for Cablevision of Newark was allocated to specific assets acquired based upon an independent appraisal as follows:

Property, plant and equipment......................................  $     307
Franchises.........................................................     40,315
Excess cost over fair value of net assets acquired.................     22,646
                                                                     ---------
                                                                     $  63,268
                                                                     ---------
                                                                     ---------

    In October 1996, Rainbow Media made a payment of $81,250 to ITT, increasing its partnership interest in MSG from approximately 15.2% to approximately 26.6%.

1995 ACQUISITIONS:

    In March 1995, subsidiaries of Rainbow Media and subsidiaries of ITT acquired the business and assets of MSG for $1,009,100. The purchase price was funded through (i) borrowings of $289,100 under a $450,000 credit agreement,
(ii) an equity contribution from Rainbow Media of $110,000, and (iii) an equity contribution from ITT of $610,000.

    In July 1995, Rainbow Media consummated the purchase from NBC of the approximate 50% interests in each of SportsChannel Associates and Rainbow News 12 Company ("Rainbow News 12") that NBC owned for approximately $95,500, giving Rainbow Media a 100% interest in SportsChannel Associates and Rainbow News
12.

                             CSC HOLDINGS, INC. AND SUBSIDIARIES

                   (FORMERLY CABLEVISION SYSTEMS CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 2. ACQUISITIONS, DISPOSITIONS AND RESTRUCTURINGS (CONTINUED)

    In December 1995, the Company acquired the interests in Cablevision of Boston Limited Partnership ("Cablevision of Boston") that it did not previously own pursuant to an agreement entered into by the Company and Cablevision of Boston. In connection with the acquisition, the limited partners (other than the Company) of Cablevision of Boston received approximately 1,360,532 shares of the Company's Class A Common Stock valued at $37,329 and the Company paid approximately $83,456 for the repayment of bank debt, fees and expenses and to fund payments to Charles F. Dolan ("Mr. Dolan"), as described below, primarily with funds borrowed under the Company's Credit Agreement. Mr. Dolan, a former general partner of Cablevision of Boston and the Chairman of the Board of the Company, received 14,714 shares of the Company's Class A Common Stock valued at $404 and approximately $20,782 in cash to repay a portion of Cablevision of Boston's indebtedness to him. As part of the acquisition of Cablevision of Boston, the Company acquired 99.5% of the partnership interests in Cablevision of Brookline Limited Partnership ("Cablevision of Brookline"), a partnership affiliated with Cablevision of Boston, and entered into an agreement with Mr. Dolan with respect to his remaining 0.5% general partnership interest in Cablevision of Brookline, whereby the Company has a right of first refusal to acquire such interest through January 1, 2002.

    The acquisition of Cablevision of Boston and the purchase of interests in SportsChannel Associates and Rainbow News 12 were accounted for as purchases with the operations of these companies being consolidated with those of the Company as of the acquisition dates. The excess of the purchase price over the net book value of assets acquired approximated $210,426 ($115,759 for the acquisition of Cablevision of Boston and $94,667 for the acquisition of SportsChannel Associates and Rainbow News 12).

    These excess costs have been allocated based upon independent appraisals as follows:

Plant and equipment...............................................  $  23,181
Affiliation and other agreements..................................     61,327
Franchises........................................................     93,889
Excess cost over fair value of assets acquired....................     32,029
                                                                    ---------
                                                                    $ 210,426
                                                                    ---------
                                                                    ---------

                       CSC HOLDINGS, INC. AND SUBSIDIARIES

                   (FORMERLY CABLEVISION SYSTEMS CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 2. ACQUISITIONS, DISPOSITIONS AND RESTRUCTURINGS (CONTINUED)

PRO FORMA RESULTS OF OPERATIONS

    The following unaudited pro forma condensed results of operations are presented for the years ended December 31, 1997 and 1996 as if the acquisitions of MSG, Nashoba, CFHI, U.S. Cable, Cablevision of Newark, the NBC transaction and the A-R Cable consolidation had occurred on January 1, 1997 and 1996, respectively. Results of operations of the businesses sold described below are not material to the operations of the Company.

                                                                     YEARS ENDED DECEMBER 31,
                                                                    --------------------------
                                                                        1997          1996
                                                                    ------------  ------------
Net revenues......................................................  $  2,249,106  $  2,045,951
                                                                    ------------  ------------
                                                                    ------------  ------------
Net loss..........................................................  $    (13,970) $   (510,710)
                                                                    ------------  ------------
                                                                    ------------  ------------
Net loss per common share.........................................  $       (.28) $     (10.29)
                                                                    ------------  ------------
                                                                    ------------  ------------

    The pro forma information presented above gives effect to certain adjustments, including the amortization of acquired intangible assets and increased interest expense on acquisition debt. The pro forma information has been prepared for comparative purposes only and does not purport to indicate the results of operations which would actually have occurred had the transactions been made at the beginning of the periods indicated or which may occur in the future.

DISPOSITIONS

    In February 1997, the Company announced that it was pursuing a plan to dispose of certain nonstrategic cable television systems. In 1997, the Company completed the sale of cable television systems for an aggregate purchase price of approximately $88,700 and recognized an aggregate gain of approximately $59,000. The Company has also entered into definitive agreements covering the sale of individual cable television systems for aggregate consideration of $424,300. (see Note 3.)

    In 1997, the Company completed the sale of the cable television system in Allen and Gibsonberg Townships, Ohio owned by Cablevision of the Midwest, Inc. for approximately $10,700 in cash. Also in 1997, the Company completed the sale of cable television systems owned by A-R Cable in Maine for approximately $78,000 in cash.

    In December 1997, Rainbow Media completed the sale of substantially all of the assets of a subsidiary, CV Radio Associates, L.P., for approximately $8,400 and recognized a gain of approximately $7,400.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES

                   (FORMERLY CABLEVISION SYSTEMS CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 2. ACQUISITIONS, DISPOSITIONS AND RESTRUCTURINGS (CONTINUED)

    On December 18, 1997, Rainbow Media and Fox/Liberty Networks, LLC ("Fox") organized Regional Programming Partners (a partnership that owns the interest in MSG and in regional sports programming businesses previously owned by Rainbow Media). In connection with the formation of Regional Programming Partners ("RPP"), affiliates of Rainbow Media indirectly contributed to RPP in consideration for the issuance of a 60% general partnership interest in RPP their ownership interests in several regional sports networks, including its interest in MSG. In consideration for the issuance of a 40% general partnership interest in RPP, Fox contributed $850,000 in cash to RPP. Thereafter, RPP made a capital contribution of approximately $450,000 to MSG which was used by MSG to repay a portion of MSG's debt. As a result of RPP's investment in MSG, RPP's interest in MSG increased from 89.8% to 92.2%. In connection with this transaction, Rainbow Media recognized a gain of approximately $305,000.

    In July 1995, Rainbow Media sold a minority general partnership interest in Courtroom Television Network to NBC for cash totalling $5,000. The Company recognized a net gain of $20,662 on the sale.

    In August 1995, Cablevision of Chicago ("Cablevision of Chicago"), an affiliate of the Company, sold its cable television systems to Continental Cablevision, Inc. The Company did not have a material ownership interest in Cablevision of Chicago but had loans and advances outstanding to Cablevision of Chicago in the amount of $12,346 (plus accrued interest which the Company had fully reserved). The Company recognized a net gain of approximately $15,327 on the sale, representing the accrued interest which the Company had reserved.

A-R CABLE RESTRUCTURING

    In 1992, the Company and A-R Cable consummated a restructuring and refinancing transaction (the "A-R Cable Restructuring"). Among other things, this transaction involved an additional $45,000 investment in A-R Cable by the Company to purchase a new Series B Preferred Stock and the purchase of a new Series A Preferred Stock in A-R Cable by Warburg for $105,000. As a result of the A-R Cable Restructuring, the Company no longer had financial or voting control over A-R Cable's operations. Prior to the redemption of A-R Cable's Series A Preferred Stock on July 2, 1997 (see discussion above), the Company accounted for its investment in A-R Cable using the equity method of accounting whereby the Company recorded 100% of the net losses of A-R Cable since it continued to own 100% of A-R Cable's outstanding common stock.

    Included in share of affiliates' net loss in the accompanying consolidated statements of operations for the period ended July 1, 1997 and for the years ended December 31, 1996 and 1995 is $35,835, $68,492 and $72,257, respectively, representing A-R Cable's net loss plus dividend requirements for the Series A Preferred Stock of A-R Cable, which was not owned by the Company. Beginning

                       CSC HOLDINGS, INC. AND SUBSIDIARIES

                   (FORMERLY CABLEVISION SYSTEMS CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 2. ACQUISITIONS, DISPOSITIONS AND RESTRUCTURINGS (CONTINUED)

on July 2, 1997, the operations of A-R Cable have been consolidated with those of the Company. Included in deficit investment in affiliates is $504,496 and $442,940 at December 31, 1996 and 1995, respectively, representing A-R Cable's losses and external dividend requirements recorded by the Company in excess of amounts invested by the Company therein. At December 31, 1996 and 1995 and for the years then ended, A-R Cable's total assets, liabilities (including preferred stock) and net revenues amounted to $204,072 and $222,831; $792,564 and $738,581; $120,355 and $113,292,
respectively.

NOTE 3. NET ASSETS HELD FOR SALE

    Pursuant to the Company's decision to dispose of certain nonstrategic cable television systems (see Note 2), the Company has entered into definitive agree-ments covering the sale of certain cable television systems as of December 31, 1997.

    In January 1998, the Company completed the sale of substantially all the assets of U.S. Cable for approximately $311,000 and the cable television systems in Rockford, Illinois owned by A-R Cable for approximately $97,000 in cash. The Company expects to record gains on the sale of these systems in the first quarter of 1998.

    In 1997, A-R Cable entered into an agreement to sell its cable television systems in Wellsville/ Penn Yan, New York for approximately $11,500 and cable television systems in Windsor, New York and New Milford, Pennsylvania for approximately $4,800 in cash.

    The pending transactions are subject to the receipt of regulatory and other customary approvals and are currently expected to be consummated in the first half of 1998. The Company expects to record gains upon the consummation of the transactions. There can be no assurance that the pending transactions will be consummated in a timely fashion, or at all.

    For financial reporting purposes, the assets and liabilities attributable to the above transactions have been classified in the consolidated balance sheet as net assets held for sale and consist of the following at December 31, 1997.

Property, plant and equipment, net................................  $ 122,577
Intangible assets, net............................................    154,352
Other assets (including trade receivables, prepaid expenses,
  etc.)...........................................................      2,815
                                                                    ---------
Total assets......................................................    279,744
Total liabilities.................................................     27,134
                                                                    ---------
Net assets........................................................  $ 252,610
                                                                    ---------
                                                                    ---------

                       CSC HOLDINGS, INC. AND SUBSIDIARIES

                   (FORMERLY CABLEVISION SYSTEMS CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 3. NET ASSETS HELD FOR SALE (CONTINUED)

    The accompanying consolidated statement of operations for the year ended December 31, 1997 includes net revenues aggregating approximately $102,971 and net losses aggregating approximately $11,275 relating to the cable systems held for sale.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of the following items, which are depreciated or amortized primarily on a straight-line basis over the estimated useful lives shown below:

                                                                             DECEMBER 31,
                                                                      --------------------------     ESTIMATED
                                                                          1997          1996        USEFUL LIVES
                                                                      ------------  ------------  ----------------
Communication transmission and distribution systems:
  Customer equipment................................................  $    508,959  $    430,028  5 years
  Headends..........................................................       100,551        83,805  7 to 10 years
  Central office equipment..........................................        60,672        40,573  10 years
  Infrastructure....................................................     1,651,236     1,416,468  10 to 15 years
  Program, service and test equipment...............................       282,635       150,433  2 to 9 years
  Microwave equipment...............................................        16,641         6,082  2 to 9 years
  Construction in progress (including materials and supplies).......       140,455       124,993         --
Furniture and fixtures..............................................       128,442        34,556  1 to 10 years
Transportation equipment............................................       107,159        53,854  5 to 15years
Building and building improvements..................................       156,254        34,076  23 to 25 years
Leasehold improvements..............................................        70,991        48,671  Term of lease
Land and land improvements..........................................        34,070        10,458         --
                                                                      ------------  ------------
                                                                         3,258,065     2,433,997
  Less accumulated depreciation and amortization....................     1,426,898     1,043,026
                                                                      ------------  ------------
                                                                      $  1,831,167  $  1,390,971
                                                                      ------------  ------------
                                                                      ------------  ------------

                       CSC HOLDINGS, INC. AND SUBSIDIARIES

                   (FORMERLY CABLEVISION SYSTEMS CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 5. DEBT

BANK DEBT

    RESTRICTED GROUP

    For financing purposes, CSC Holdings, Inc. and certain of its subsidiaries are collectively referred to as the "Restricted Group". On September 5, 1996, the Restricted Group entered into a new $1.7 billion reducing revolving credit facility (the "Credit Agreement") with a group of banks led by Toronto-Dominion (Texas), Inc. ("Toronto-Dominion"), as administrative and arranging agent. This Credit Agreement replaced a $1.5 billion facility that was also with a group of banks led by Toronto-Dominion.

    The Credit Agreement consists of a $1.3 billion facility and a $400,000 facility available to the Restricted Group's New Jersey systems. Both facilities start reducing on September 30, 1999, with a final maturity of September 30, 2005. The total amount of bank debt outstanding under the Credit Agreement at December 31, 1997 and 1996 was $1,328,098 and $977,566, respectively. As of December 31, 1997, approximately $16,900 was restricted for certain letters of credit issued for the Company.

    Unrestricted and undrawn funds available to the Restricted Group under the Credit Agreement amounted to approximately $355,000 at December 31, 1997. The Credit Agreement contains certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds available thereunder. The Credit Agreement contains various restrictive covenants, among which are the maintenance of various financial ratios and tests, and limitations on various payments, including preferred dividends. The Company is restricted from paying any dividends on its common stock. The Company was in compliance with the covenants of its Credit Agreement at December 31, 1997.

    Interest on outstanding amounts may be paid, at the option of the Company, based on various formulas which relate to the prime rate, rates for certificates of deposit or other prescribed rates. The Company has entered into interest rate swap agreements with several banks on a notional amount of $250,000 as of December 31, 1997 whereby the Company pays a fixed rate of interest ranging from 5.9% to 8% and receives a variable rate ranging from 5.6% to 5.9%. The Company enters into interest rate swap agreements to hedge against interest rate risk, as required by its Credit Agreement, and therefore accounts for these agreements as hedges of floating rate debt, whereby interest expense is recorded using the revised rate, with any fees or other payments amortized as yield adjustments. As of December 31, 1997, the interest rate swap agreements expire at various times through the year 2000 and have a weighted average life of approximately 2 years. The Company is exposed to credit loss in the event of nonperformance by the other parties to the

                       CSC HOLDINGS, INC. AND SUBSIDIARIES

                   (FORMERLY CABLEVISION SYSTEMS CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 5. DEBT (CONTINUED)

interest rate swap agreements; however, the Company does not anticipate nonperformance by the counterparties. The weighted average interest rate on all bank indebtedness was 7.6% and 7.2% on December 31, 1997 and 1996, respectively. The Company is also obligated to pay fees of 3/8 of 1% per annum on the unused loan commitment and from 1-3/8% to 1-5/8% per annum on letters of credit issued under the Credit Agreement.

    Substantially all of the assets of the Restricted Group, amounting to approximately $3,052,108 at December 31, 1997, support borrowings under the Credit Agreement.

    UNRESTRICTED GROUP

    CABLEVISION OF OHIO

    The Company's subsidiaries Telerama, Inc., Cablevision of the Midwest, Inc. and Cablevision of Cleveland L.P., (collectively "Cablevision of Ohio") were party to a credit facility entered into during 1996 with a group of banks led by NationsBank of Texas, N.A., as agent, which consisted of a nine year $425,000 reducing revolving credit facility which was scheduled to mature on June 30, 2005 and a nine and one half year $75,000 term loan facility which was scheduled to mature on December 31, 2005. On December 30, 1997, the outstanding balance of approximately $304,000 under the Cablevision of Ohio credit facility was repaid from funds borrowed under the Restricted Group facility and the Cablevision of Ohio credit facility was terminated.

    U.S. CABLE

    In August 1996, the Company repaid the balance of the debt owed to GECC of approximately $154,000. The repayment of the GECC debt was financed under a new $175,000 U.S. Cable credit facility. The new credit facility was with a group of banks led by the Bank of New York and Bank of Montreal as co-agents, and consisted of a three year $175,000 revolving credit facility maturing on August 13, 1999. As of December 31, 1997 and 1996, U.S. Cable had outstanding borrowings under its revolving credit facility of approximately $155,000 and $159,500, respectively. Amounts outstanding under the facility bore interest at varying rates based upon the banks' base rate or LIBOR rate, as defined in the loan agreement. The weighted average interest rate was 7.1% and 7.6% on December 31, 1997 and 1996, respectively.

    Substantially all of the partnership interests held by the Company in U.S. Cable were pledged to secure borrowings under the credit facility.

    The U.S. Cable facility contained certain financial covenants that limited its ability to utilize all of the undrawn funds available thereunder, including covenants requiring U.S. Cable to maintain

                       CSC HOLDINGS, INC. AND SUBSIDIARIES

                   (FORMERLY CABLEVISION SYSTEMS CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 5. DEBT (CONTINUED)

certain financial ratios. U.S. Cable was in compliance with all restrictive covenants of the credit facility at December 31, 1997.

    In January 1998, all remaining indebtedness of U.S. Cable amounting to approximately $156,000 was repaid and its credit agreement was terminated. The proceeds for such repayment came from the sale of substantially all the assets of U.S. Cable for approximately $311,000.

    RAINBOW MEDIA

    In April 1997, Rainbow Media executed a new $300 million, three year credit facility with Canadian Imperial Bank of Commerce and Toronto-Dominion (Texas), Inc. as co-agents, and a group of banks. Upon closing, approximately $172,000 was drawn to refinance, in part, its previous $202,000 credit facility. The balance of the funds utilized to fully repay the $202,000 facility and to repay $169,000 to the Restricted Group came from a distribution by American Movie Classics Company. The Rainbow Media revolving credit facility was amended in December 1997 which, among other things, extended the maturity date to December 31, 2000. The credit facility contains certain financial covenants that may limit Rainbow Media's ability to utilize all the undrawn funds available thereunder, including covenants requiring it to maintain certain financial ratios. The facility bears interest at varying rates above the Lead Bank's base or Eurodollar rate depending on the ratio of debt to borrower value, as defined in the credit agreement. The loan is secured by a pledge of the Company's stock in Rainbow Media, a pledge of all of the stock of all wholly-owned subsidiaries of Rainbow Media and is guaranteed by the subsidiaries of Rainbow Media, as permitted.

    At December 31, 1997, Rainbow Media had outstanding borrowings of $176,500 under its credit facility with remaining undrawn funds of $123,500.

    The weighted average interest rate on Rainbow Media's bank debt was 7.8% and 8.9% on December 31, 1997 and 1996, respectively. The credit agreement contains various restrictive covenants with which Rainbow Media was in compliance at December 31, 1997.

    AMERICAN MOVIE CLASSICS COMPANY

    On April 2, 1997, American Movie Classics Company ("AMCC") put into place a new $250,000 credit facility. The facility was comprised of a $200,000 term loan and a $50,000 revolving loan. The facility was used to make a $205,000 cash distribution to Rainbow Media, refinance existing indebtedness and for general corporate purposes. On December 15, 1997, the loan was amended. The term loan decreased to $146,000 and the revolving loan increased to $100,000 ("AMCC Loan Agreement"). Both loans will mature on March 31, 2004. Borrowings under the AMCC Loan Agreement bear interest at varying rates above or at the Lead Bank's base or above the Eurodollar

                       CSC HOLDINGS, INC. AND SUBSIDIARIES

                   (FORMERLY CABLEVISION SYSTEMS CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 5. DEBT (CONTINUED)

rate depending on the ratio of debt to cash flow, as defined in the AMCC Loan Agreement. At December 31, 1997 the weighted average interest rate on bank indebtedness was 6.8%. The term loan began amortizing September 30, 1997 and requires quarterly amortization payments. The revolving loan does not start to reduce until June 30, 2002. On December 31, 1997, $143,000 was outstanding under the term loan and $56,500 was outstanding under the revolving loan. Substantially all of the assets of AMCC, amounting to approximately $168,157 at December 31, 1997, have been pledged to secure the borrowings under the AMCC Loan Agreement. The AMCC Loan Agreement contains various restrictive covenants with which AMCC was in compliance at December 31, 1997.

    MADISON SQUARE GARDEN

    In June 1997, MSG entered into an $850,000 credit agreement (the "MSG Credit Facility") with a group of banks led by Chase Manhattan Bank, as agent. The MSG Credit Facility expires on December 31, 2004. MSG initially borrowed $650,000 and $149,000 under the term loan and revolver portions, respectively, of the MSG Credit Facility. In December 1997, the facility was amended to increase the revolver to $500,000 from $200,000. Also in December 1997, MSG repaid the term loan of $650,000 with $450,000 contributed by RPP as described in Note 2 and $200,000 of additional borrowings under the revolver. Loans under the MSG Credit Facility bear interest at current market rates plus a margin based upon MSG's consolidated leverage ratio. At December 31, 1997, loans outstanding amounted to $360,000 and bore interest at 6.785%. The MSG Credit Facility contains certain financial covenants with which MSG was in compliance at December 31, 1997.

    Additionally in July 1997, a wholly-owned subsidiary of MSG borrowed $20,000 under promissory notes with various lending institutions which bear interest at LIBOR plus a margin (7.85% at December 31, 1997) and mature in July 2002.

SENIOR DEBT

    On December 30, 1997, the Company repaid $222,000 of A-R Cable's debt with borrowings under its Credit Facility, in connection with the transfer of certain cable systems from A-R Cable to the Restricted Group. A-R Cable also entered into a new $115,000 Amended and Restated Loan Agreement, dated December 30, 1997, with GECC, which matures on December 31, 1998. A-R Cable had outstanding borrowings of $112,500 with undrawn funds available of approximately $2,500 at December 31, 1997. Amounts outstanding under the facility bear interest at varying rates based upon GECC's base rate or libor rate, as defined in the loan agreement. The weighted average interest rate was 9% on December 31, 1997.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES

                   (FORMERLY CABLEVISION SYSTEMS CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 5. DEBT (CONTINUED)

    SENIOR NOTES AND DEBENTURES

    In December 1997, the Company issued $500,000 principal amount ($499,475 amortized amount at December 31, 1997) of 7 7/8% Senior Notes due 2007 (the "2007 Notes"). The notes were issued at a discount of $525. The 2007 Notes can not be redeemed by the Company prior to maturity. The indenture under which the 2007 Notes were issued contain various convenants, which are generally less restrictive than those contained in the Company's Credit Agreement and with which the Company was in compliance at December 31, 1997. The net proceeds were used to reduce bank borrowings.

    In August 1997, the Company issued $400,000 principal amount ($398,549 amortized amount at December 31, 1997) of 8 1/8% Senior Debentures due 2009 (the "2009 Notes"). The 2009 Notes were issued at a discount of $1,492. The 2009 Notes can not be redeemed by the Company prior to maturity. The indenture under which the 2009 Notes were issued contains various convenants, which are generally less restrictive than those contained in the Company's Credit Agreement and with which the Company was in compliance at December 31, 1997. The net proceeds were used to reduce bank borrowings.

    SUBORDINATED DEBENTURES

    On July 25, 1997, the Company paid $283,445 plus accrued interest of $9,361 to redeem its $275,000 10-3/4% Senior Subordinated Debentures due 2004. The payment included a redemption premium of $8,445. In addition, the Company wrote-off deferred financing costs of approximately $5,265 related to the debentures.

    On May 16, 1996, the Company issued $150,000 principal amount ($149,485 and $149,422 amortized amount at December 31, 1997 and 1996, respectively) of 9 7/8% Senior Subordinated Notes due 2006 (the "2006 Notes") and $250,000 principal amount of 10 1/2% Senior Subordinated Debentures due 2016 (the "2016 Debentures"). The 2006 Notes are redeemable at the Company's option, in whole or in part, on May 15, 2001, May 15, 2002 and May 15, 2003 at the redemption price of 104.938%, 103.292% and 101.646%, respectively, of the principal amount and thereafter at 100% of the aggregate principal amount, in each case together with accrued interest to the redemption date. The 2016 Debentures are redeemable at the Company's option, in whole or in part, on May 15, 2006, May 15, 2007, May 15, 2008 and May 15, 2009, at the redemption price of 105.25%, 103.938%, 102.625% and 101.313%, respectively, of the principal amount and thereafter at 100% of the aggregate principal amount, in each case together with accrued interest to the redemption date. The indentures under which the 2006 Notes and 2016 Debentures were issued contain various covenants, which are generally less restrictive than those contained in the Company's Credit Agreement and with which the Company was in compliance at

                       CSC HOLDINGS, INC. AND SUBSIDIARIES

                   (FORMERLY CABLEVISION SYSTEMS CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 5. DEBT (CONTINUED)

December 31, 1997. The net proceeds of approximately $389,000 were used to repay bank borrowings.


    In November 1995, the Company issued $300,000 principal amount of 9-1/4% Senior Subordinated Notes due 2005 (the "2005 Notes"). The 2005 Notes are redeemable at the Company's option, in whole or in part, on November 1, 2000, November 1, 2001 and November 1, 2002 at the redemption price of 104.625%, 103.1% and 101.5%, respectively, of the principal amount and thereafter at 100% of the principal amount, in each case together with accrued interest to the redemption date. The indenture under which the 2005 Notes were issued contains various covenants, which are generally less restrictive than those contained in the Company's Credit Agreement and with which the Company was in compliance at December 31, 1997. The net proceeds of approximately $292,500 were used to reduce bank borrowings.

    In February 1993, the Company issued $200,000 face amount ($199,056 and $198,993 amortized amounts at December 31, 1997 and 1996, respectively) of its 9-7/8% Senior Subordinated Debentures due 2013 (the "2013 Debentures"). The 2013 Debentures are redeemable, at the Company's option, on February 15, 2003, February 15, 2004, February 15, 2005 and February 15, 2006 at the redemption price of 104.80%, 103.60%, 102.40% and 101.20%, respectively, of the principal amount and thereafter at the redemption price of 100% of the principal amount, in each case together with accrued interest to the redemption date. The indenture under which the 2013 Debentures were issued contains various covenants, which are generally less restrictive than those contained in the Company's Credit Agreement and with which the Company was in compliance at December 31, 1997.

    Also in 1993, the Company issued $150,000 face amount ($149,704 and $149,690 amortized amounts at December 31, 1997 and 1996, respectively) of its 9-7/8% Senior Subordinated Debentures due 2023 (the "2023 Debentures"). The 2023 Debentures are redeemable, at the Company's option, on and after April 1, 2003 at the redemption price of 104.938% reducing ratably to 100% of the principal amount on and after April 1, 2010, in each case together with accrued interest to the redemption date. The indenture under which the 2023 Debentures were issued contains various covenants, which are generally less restrictive than those contained in the Company's Credit Agreement and with which the Company was in compliance at December 31, 1997.

    SUBORDINATED NOTES PAYABLE

    In connection with certain acquisitions made in 1994, a subsidiary of the Company issued promissory notes totalling $141,268, due in August 1998, which bear interest at 8%. Principal and interest on the notes is payable, at the Company's election, in cash or in shares of the Company's Class A Common Stock. The promissory notes are guaranteed by the Company and the obligations under the guarantee rank PARI PASSU with the Company's subordinated debentures. In certain

                       CSC HOLDINGS, INC. AND SUBSIDIARIES

                   (FORMERLY CABLEVISION SYSTEMS CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 5. DEBT (CONTINUED)

circumstances, the maturity date of the promissory notes may be extended until 2003 for certain additional consideration.

    In connection with the Company's acquisition of CFHI, the Company assumed $9,732 of promissory notes due in August 1998 which bear interest at 8.25%. In certain circumstances, the maturity date of the promissory notes may be extended until 2003 for additional consideration.

    SUMMARY OF FIVE YEAR DEBT MATURITIES

    Total amounts payable by the Company and its subsidiaries under its various debt obligations, including capital leases, during the five years subsequent to December 31, 1997 are as follows:

          1998......................................  $ 287,430
          1999......................................    178,597
          2000......................................    203,363
          2001......................................    251,765
          2002......................................    308,083

NOTE 6. PREFERRED STOCK

    In February 1996, the Company issued 6,500,000 depositary shares, representing 65,000 shares of 11-1/8% Series L Redeemable Exchangeable Preferred Stock (the "Series L Preferred Stock") with a liquidation preference of $650,000, which were subsequently exchanged for Series M Redeemable Exchangeable Preferred Stock (the "Series M Preferred Stock") on August 2, 1996 with terms identical to the Series L Preferred. Net proceeds were approximately $626,000. The depositary shares are exchangeable, in whole but not in part, at the option of the Company, for the Company's 11-1/8% Senior Subordinated Debentures due 2008. The Company is required to redeem the Series M Preferred Stock on April 1, 2008 at a redemption price equal to the liquidation preference of $10,000 per share plus accumulated and unpaid dividends. The Series M Preferred Stock is redeemable at various redemption prices beginning at 105.563% at any time on or after April 1, 2003, at the option of the Company, with accumulated and unpaid dividends thereon to the date of redemption. Before April 1, 2001, dividends may, at the option of the Company, be paid in cash or by issuing fully paid and nonassessable shares of Series M Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends. On and after April 1, 2001, dividends must be paid in cash. The Company satisfied its dividend requirements by issuing 8,300 and 6,576 additional shares of Series M Preferred Stock in 1997 and 1996, respectively.

    In November 1995, the Company issued 13,800,000 depositary shares representing 1,380,000 shares of 8-1/2% Series I Cumulative Convertible Exchangeable Preferred Stock (the "Series I

                       CSC HOLDINGS, INC. AND SUBSIDIARIES

                   (FORMERLY CABLEVISION SYSTEMS CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 6. PREFERRED STOCK (CONTINUED)

Preferred Stock") with an aggregate liquidation preference of $345,000. The depositary shares are convertible into shares of Class A Common Stock, at any time after January 8, 1996 at the option of the holder, at an initial conversion price of $33.72 per share (adjusted for the two-for-one stock split--see Note 15) of Class A Common Stock subject to adjustment under certain conditions. Following the Holding Company Reorganization referred to in Note 15, the depositary shares are convertible into a comparable number of shares of Class A Common Stock of CSC Parent Corporation. The Series I Preferred Stock is exchangeable into 8-1/2% Convertible Subordinated Debentures due 2007, at the option of the Company, in whole but not in part, on or after January 1, 1998 at a rate of $25.00 principal amount of exchange debentures for each depositary share. The Series I Preferred Stock is redeemable at the option of the Company, in whole or in part, on November 1, 1999, November 1, 2000, and November 1, 2001 and thereafter at 102.8%, 101.4% and 100.0%, respectively, of the principal amount plus accrued and unpaid dividends thereon. The Company paid a cash dividend of approximately $29,325, $29,325 and $4,399 in 1997, 1996 and 1995, respectively.

    In September 1995, the Company issued 2,500,000 shares of its $.01 par value 11-3/4% Series H Redeemable Exchangeable Preferred Stock (the "Series H Preferred Stock") with an aggregate liquidation preference of $100 per share. The Company is required to redeem the Series H Preferred Stock on October 1, 2007 at a redemption price per share equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends thereon. Before October 1, 2000, dividends may, at the option of the Company, be paid in cash or by issuing fully paid and nonassessable shares of Series H Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends. On and after October 1, 2000, dividends must be paid in cash. The terms of the Series H Preferred Stock permit the Company, at its option, to exchange the Series H Preferred Stock for the Company's 11-3/4% Senior Subordinated Debentures due 2007 in an aggregate principal amount equal to the aggregate liquidation preference of the shares of Series H Preferred Stock. The Company satisfied its dividend requirements by issuing 355,415, 317,549 and 77,510 additional shares of Series H Preferred Stock in 1997, 1996 and 1995, respectively.

    On December 3, 1997, the Company issued a notice of redemption for all of the outstanding 8% Series C Cumulative Preferred Stock ("Series C Preferred Stock") at a price calculated to be approximately $85.06 per share (including accrued dividends) in cash (approximately $9,400 in the aggregate for all outstanding shares). Such redemption was consummated on January 2, 1998.

NOTE 7. INCOME TAXES

    The Company and its subsidiaries filed consolidated federal income tax returns until March 31, 1997. Effective April 1, 1997, as a result of the transaction described in Note 2, Rainbow Media will no longer be included in the Company's consolidated federal income tax returns, but rather will

                       CSC HOLDINGS, INC. AND SUBSIDIARIES

                   (FORMERLY CABLEVISION SYSTEMS CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 7. INCOME TAXES (CONTINUED)

file separate consolidated federal income tax returns with its subsidiaries. At December 31, 1997, the Company had consolidated net operating loss carry forwards of approximately $991,000 and Rainbow Media had consolidated federal net operating loss carry forwards of approximately $414,000. As a result of the Holding Company Reorganization, described in Note 15 and the 1997 change in Rainbow Media's ownership described in Note 2, Rainbow Media's loss carry forwards may be subject to annual limitations on deductions.

    The tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 1997 and 1996 are as follows:

                                                                1997         1996
                                                            -----------  -----------
DEFERRED ASSET (LIABILITY)
Depreciation and amortization.............................  $    67,234  $    (3,154)
Receivables from affiliates...............................       18,681       (8,221)
Benefit plans.............................................       29,841       11,951
Allowance for doubtful accounts...........................        5,538        5,228
Deficit investment in affiliate...........................         --        251,639
Deferred gain.............................................     (131,460)        --
Benefits of tax loss carry forwards.......................      601,983      513,608
Other.....................................................          (58)       2,462
                                                            -----------  -----------
  Net deferred tax assets.................................      591,759      773,513
Valuation allowance.......................................     (591,759)    (773,513)
                                                            -----------  -----------
                                                            $      --    $      --
                                                            -----------  -----------
                                                            -----------  -----------

    The Company has provided a valuation allowance for the total amount of net deferred tax assets since realization of these assets was not assured due principally to the Company's history of operating losses.

NOTE 8. OPERATING LEASES

    The Company leases certain office, production and transmission facilities under terms of leases expiring at various dates through 2023. The leases generally provide for fixed annual rentals plus certain real estate taxes and other costs. Rent expense for the years ended December 31, 1997, 1996 and 1995 amounted to $26,773, $22,195 and $16,823, respectively.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES

                   (FORMERLY CABLEVISION SYSTEMS CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 8. OPERATING LEASES (CONTINUTED)

    In addition, the Company rents space on utility poles for its operations. The Company's pole rental agreements are for varying terms, and management anticipates renewals as they expire. Pole rental expense for the years ended December 31, 1997, 1996 and 1995 amounted to approximately $10,737, $8,585 and $7,790, respectively. The minimum future annual rentals for all operating leases during the next five years, including pole rentals from January 1, 1998 through December 31, 2002, and thereafter, at rates now in force are approximately: 1998, $40,384; 1999, $52,415; 2000, $48,671; 2001, $43,972;
2002, $42,833; thereafter, $395,439.

NOTE 9. AFFILIATE TRANSACTIONS

    The Company has affiliation agreements with certain cable television programming companies, in which Rainbow Media directly or indirectly held varying ownership interests during the three years ended December 31, 1997. Rainbow Media's investment in these programming companies is accounted for on the equity method of accounting. As a result of the exchange by NBC of its interests in several programming companies for an interest in Rainbow Media described in Note 2, certain of these companies are now consolidated with the Company effective April 1, 1997. Accordingly, the Company recorded income (losses) of approximately $10,672; $(8,018) and $(9,930) in 1997, 1996 and
1995, respectively, representing its percentage interests in the results of operations of these programming companies. At December 31, 1997 and 1996, the Company's investment in these programming companies amounted to approximately $29,644 and $277,241, respectively. Costs incurred by the Company for programming services provided by these non-consolidated affiliates and included in technical and operating expense for the years ended December 31, 1997, 1996 and 1995 amounted to approximately $16,581, $37,610 and $37,756, respectively. At December 31, 1997 and 1996, amounts due from certain of these programming affiliates aggregated $2,335 and $63, respectively, and are included in advances to affiliates. Also, at December 31, 1997 and 1996 amounts due to certain of these affiliates, primarily for programming services provided to the Company, aggregated $7,978 and $14,012, respectively, and are included in accounts payable to affiliates.

    In 1992, the Company acquired from Mr. Dolan substantially all of the interests in Cablevision of New York City ("CNYC") that it did not previously own. Mr. Dolan remained a 1% partner in CNYC and is entitled to certain preferential payments. The total amount owed to Mr. Dolan at December 31, 1997 and 1996 amounted to approximately $197,183 and $192,819, respectively. In 1998, the Company paid all amounts due Mr. Dolan.

    During 1997, 1996 and 1995, the Company made advances to or incurred costs on behalf of other affiliates engaged in providing cable television, cable television programming, and related services. Amounts due from these affiliates amounted to $2,599 and $7,792 at December 31, 1997 and 1996, respectively and are included in advances to affiliates.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES

                   (FORMERLY CABLEVISION SYSTEMS CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 9. AFFILIATE TRANSACTIONS (CONTINUED)

    On October 2, 1997, the Company entered into an agreement with At Home Corporation ("@Home") and certain of its shareholders, pursuant to which the Company agreed to enter into agreements for the distribution of the @Home service over the Company's cable television systems on the same terms and conditions as @Home's founding partners, TCI, Comcast Corporation and Cox Communications, Inc. The Company received a warrant to purchase 7,875,784 shares of @Home's Series A common stock at an exercise price of $.50 per share, and, in addition, a warrant to purchase up to 3,071,152 shares of @Home's Series A common stock at $.50 per share under certain conditions (the "Contingent Warrant"). The Contingent Warrant is not immediately exercisable and will become exercisable as and to the extent certain cable systems, including the systems to be acquired pursuant to the TCI transaction, are transferred from TCI (see Note 15). The @Home network distributes high-speed interactive services to residences and businesses using its own network architecture and a variety of transport options, including the cable industry's hybrid-fiber coaxial infrastructure.

    The fair market value of 7,875,784 warrants of $173,346, as determined by an independent appraisal, has been recorded in investments in affiliates in the accompanying balance sheet. The difference between the value of the warrants and the price paid has been recorded as deferred revenue and will be amortized to income, beginning in 1998, over the period which the Company will provide the necessary services to @Home.

    Prior to their acquisition by the Company, the operations of A-R Cable, Nashoba, CFHI and Cablevision of Newark were managed by the Company for a fee equal to 3-1/2% of gross receipts, as defined, plus reimbursement of certain costs and an allocation of certain selling, general and administrative expenses. In certain cases, interest was charged on unpaid amounts. For 1997, 1996 and 1995, such management fees, expenses and interest amounted to approximately $5,973, $12,436 and $11,531, respectively, of which $7,724 and $6,918 were reserved by the Company in 1996 and 1995, respectively.

    The Company managed the properties of U.S. Cable, until its acquisition in August 1996, under management agreements that provided for cost reimbursement, including an allocation of overhead charges. For 1996 and 1995, such cost reimbursement amounted to $2,396 and $3,538, respectively, which included an allocation of overhead charges of $1,829 and $2,881, respectively.

    On August 23, 1996, the Company entered into an agreement with NorthCoast Operating Co., Inc. ("NorthCoast") and certain of its affiliates, to form a limited liability company (the "LLC") to participate in the auctions conducted by the Federal Communications Commission ("FCC") for certain licenses to conduct a personal communications service ("PCS") business. The Company has contributed an aggregate of approximately $29,700 to the LLC (either directly or through a loan to NorthCoast) and holds a 49.9% interest in the LLC and certain preferential distribution rights.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES

                   (FORMERLY CABLEVISION SYSTEMS CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 9. AFFILIATE TRANSACTIONS (CONTINUED)

NorthCoast is a Delaware corporation controlled by John Dolan. John Dolan is a nephew of Mr. Dolan and a cousin of James Dolan.

    In 1996, Rainbow Media invested in a joint venture formed with a subsidiary of Loral Space and Communications, Ltd. for the purpose of exploiting certain direct broadcast satellite ("DBS") frequencies. Rainbow Media's investment amounted to $12,867 and $5,756 at December 31, 1997 and 1996, respectively. Rainbow Media also contributed to the joint venture its interest in certain agreements with the licensee of such frequencies.

NOTE 10. BENEFIT PLANS

    The Company maintains the CSSC Supplemental Benefit Plan (the "Benefit Plan") for the benefit of certain officers and employees of the Company. As part of the Benefit Plan, the Company established a nonqualified defined benefit pension plan, which provides that, upon attaining normal retirement age, a participant will receive a benefit equal to a specified percentage of the participant's average compensation, as defined. All participants are 100% vested in the Benefit Plan. Net periodic pension cost for the years ended December 31, 1997, 1996 and 1995 was negligible. At December 31, 1997 and 1996, the fair value of Benefit Plan assets exceeded the projected benefit obligation by approximately $2,135 and $2,537, respectively.

    The Company also maintains a pension plan and a 401(k) savings plan (collectively, the "Plan"), pursuant to which the Company contributes 1-1/2% of eligible employees' annual compensation, as defined, to the defined contribution pension portion of the Plan and an equivalent amount to the Section 401(k) portion of the Plan. The Company also makes matching contributions for employee voluntary contributions to the 401(k) portion of the Plan. The cost associated with the Plan was approximately $7,445, $5,565 and $4,287 for the years ended December 31, 1997, 1996 and 1995, respectively.

    MSG sponsors several non-contributory pension plans covering MSG's employees. Benefits payable to retirees under these plans are based upon years of service and participant's compensation and are funded through trusts established under the plans. Plan assets consist primarily of shares in a balanced fund that invests primarily in common stocks, bonds, United States government securities and cash. At December 31, 1997, the accrued pension liability amounted to $7,796 and for the year ended December 31, 1997 net periodic pension cost amounted to $1,613.

    MSG also sponsors a welfare plan which provides certain postretirement health care and life insurance benefits to certain employees and their dependents who are eligible for early or normal retirement under MSG's retirement plan. The welfare plan is contributory and contains cost-sharing features such as deductibles and co-insurance payments. MSG funds these benefits as

                       CSC HOLDINGS, INC. AND SUBSIDIARIES

                   (FORMERLY CABLEVISION SYSTEMS CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 10. BENEFIT PLANS (CONTINUED)

claims are paid. For the year ended December 31, 1997, the periodic postretirement benefit cost amounted to $133 and the accrued postretirement benefit obligation amounted to $6,036.

NOTE 11. STOCK BENEFIT PLANS

    On June 19, 1996, the Company's shareholders approved the First Amended and Restated 1996 Employee Stock Plan, as amended, (the "1996 Plan"), under which the Company is authorized to issue a maximum of 3,000,000 shares. Under the 1996 Plan, the Company is able to grant incentive stock options, nonqualified stock options, restricted stock, conjunctive and alternative stock appreciation rights, stock grants and stock bonus awards. The other terms of the 1996 Plan are substantially identical to those of the Company's Employee Stock Plan (described below) except that under the 1996 Plan the Compensation Committee has the authority, in its discretion, to add performance criteria as a condition to any employee's exercise of an award granted under the 1996 Plan.

    During 1997, the Company granted options under the 1996 Plan to purchase 1,115,444 shares of Class A Common Stock and stock appreciation rights related to 1,105,144 shares under option. The options and related conjunctive stock appreciation rights are exercisable at prices of $14.25 and $15.75 per share and vest in either 25% or 33 1/3% annual increments beginning from the date of the grant or the beginning of 1997.

    During 1996, the Company granted options under the 1996 Plan to purchase 1,097,110 shares of Class A Common Stock, stock appreciation rights related to 1,097,110 shares under option and 184,200 bonus award shares. The options and related conjunctive stock appreciation rights are exercisable at various prices ranging from $23.94 to $24.75 per share and vest in either 25% or 33 1/3% annual increments beginning from the date of the grant. The bonus awards vest primarily over a four year period.

    Previously, the Company maintained an Employee Stock Plan (the "Stock Plan") under which the Company was authorized to issue a maximum of 7,000,000 shares. Pursuant to its terms, no awards could be granted under the Stock Plan after December 5, 1995. The Company granted under the Stock Plan incentive stock options, nonqualified stock options, restricted stock, conjunctive stock appreciation rights, stock grants and stock bonus awards. The exercise price of stock options could not be less than the fair market value per share of Class A Common Stock on the date the option was granted and the options could expire no longer than ten years from date of grant. Conjunctive stock appreciation rights permit the employee to elect to receive payment in cash, either in lieu of the right to exercise such option or in addition to the stock received upon the exercise of such option, equal to the difference between the fair market value of the stock as of the date the right is exercised, and the exercise price.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES

                   (FORMERLY CABLEVISION SYSTEMS CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 11. STOCK BENEFIT PLANS (CONTINUED)

Under the Stock Plan, during 1995 the Company granted options to purchase 113,900 shares of Class A common stock, stock appreciation rights related to 113,900 shares under option and stock awards of 22,700 common shares. The options and related conjunctive stock appreciation rights are exercisable at prices ranging from $25.00 to $28.25 per share and vest in 25% and 33-1/3% annual increments beginning from the date of grant. The stock awards vest 100% in May 1999.

    In August 1997, three employees exercised stock appreciation rights on 202,500 shares. The difference between the closing price and the average exercise price resulted in a total cash payment of approximately $2,813.

    In January 1996, three employees exercised stock appreciation rights on 427,500 shares. The difference between the closing market price on December 29, 1995 and the exercise price resulted in a total cash payment of approximately $8,042. Two-thirds was paid at the time of exercise and the balance in October 1996.

    At December 31, 1997, options for approximately 1,199,294 shares were exercisable. As a result of stock awards, bonus awards, stock appreciation rights and the expensing of the cash payment made for certain executive stock options, the Company recorded (income)/expense of approximately $64,361, $(8,558) and $7,757 in 1997, 1996 and 1995, respectively. These amounts reflect vesting schedules for applicable grants as well as fluctuations in the market price of the Company's Class A Common Stock.

    The Company applies APB 25 and related interpretations in accounting for its various stock option plans. Had compensation cost been recognized consistent with Statement of Financial Accounting Standards No. 123, for options granted in 1997, 1996 and 1995, the Company's net loss would have increased by $7,323 in 1997, $4,191 in 1996 and by an insignificant amount in 1995. Pro forma net loss per share would have been $(.39) and $(9.35) for the year ended December 31, 1997 and 1996, respectively.

    The per share weighted average value of stock options issued by the Company during 1997, 1996 and 1995, as determined by the Black-Scholes option pricing model, was $6.64, $9.71 and $10.78, respectively, on the date of grant. In 1997, 1996 and 1995, the assumptions of no dividends and an expected life of five years were used by the Company in determining the value of stock options granted by the Company. In addition, the calculations assumed a risk free interest rate of approximately 5.9%, 6.7% and 6.7% and expected volatility of 43.5%, 34%, and 34% in 1997, 1996 and 1995, respectively.

    Pro forma net loss reflects only options granted since December 31, 1994. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net loss amounts discussed above because compensation cost is calculated over the

                       CSC HOLDINGS, INC. AND SUBSIDIARIES

                   (FORMERLY CABLEVISION SYSTEMS CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 11. STOCK BENEFIT PLANS (CONTINUED)

options' vesting periods and compensation costs for options granted prior to January 1, 1995 are not considered.

    Stock transactions under the Stock Plan and the 1996 Plan are as follows:

                                                SHARES        STOCK
                                                UNDER      APPRECIATION    STOCK      AVAILABLE         OPTION
                                                OPTION        RIGHTS       AWARDS     FOR GRANT       PRICE RANGE
                                              ----------   ------------  ----------  -----------    ---------------
Balance, December 31, 1994..................   2,934,354     2,317,054      472,758      202,348    $   7.25-$28.25
  Granted...................................     113,900       113,900       22,700     (136,600)   $  25.00-$28.25
  Exercised/issued..........................    (836,204)     (111,528)      34,604      --         $   7.25-$21.00
  Cancelled.................................     (80,686)      (64,052)    (230,462)     311,148    $   8.32-$21.00
Balance, December 31, 1995..................   2,131,364     2,255,374      299,600      --         $   7.25-$28.25
  1996 Stock Plan...........................                                           3,000,000
  Granted...................................   1,097,110     1,097,110      184,200   (1,281,310)   $  23.94-$24.75
  Exercised/issued..........................    (374,282)     (477,282)    (294,888)     --         $   7.25-$21.00
  Cancelled-Stock Plan......................     (88,284)      (43,594)     (12,412)     --         $  12.25-$26.06
  Cancelled-1996 Plan.......................     (19,600)      (19,600)        (600)      20,200    $         24.75
                                              ----------   ------------  ----------  -----------
Balance, December 31, 1996..................   2,746,308     2,812,008      175,900    1,738,890    $   7.25-$26.07
  Granted...................................   1,115,444     1,105,144       --       (1,115,444)   $  14.25-$15.75
  Exercised/issued..........................    (475,462)     (622,580)      --          --         $  10.63-$26.06
  Cancelled-Stock Plan......................    (482,178)     (474,012)     (15,598)     --         $  10.63-$26.06
  Cancelled-1996 Plan.......................    (150,338)     (150,088)     (22,726)     173,064    $  14.25-$24.75
                                              ----------   ------------  ----------  -----------
Balance, December 31, 1997..................   2,753,774     2,670,472      137,576      796,510    $  10.63-$26.06
                                              ----------   ------------  ----------  -----------
                                              ----------   ------------  ----------  -----------

    The following table summarizes significant ranges of outstanding and exercisable options at December 31, 1997:

                                 OUTSTANDING                      OPTIONS EXERCISABLE
                  --------------------------------------------   -----------------------
                                    WEIGHTED        WEIGHTED                  WEIGHTED
                                     AVERAGE         AVERAGE                   AVERAGE
   RANGES OF                        REMAINING       EXERCISE                  EXERCISE
EXERCISE PRICES      SHARES       LIFE IN YEARS       PRICE       SHARES        PRICE
----------------   ----------   -----------------  -----------   ---------   -----------
$  10.63 - 14.94    1,654,406          8.3          $  14.08      744,498     $  13.86
   15.75 - 21.00      572,448          6.7             19.71      337,594        20.37
   23.94 - 26.06      526,920          8.4             24.83      117,202        24.93

                      CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share amounts)
                                     (continued)

NOTE 12. COMMITMENTS AND CONTINGENCIES

The Company, through Rainbow Media, has entered into several contracts with professional sports teams and others relating to cable television programming including rights agreements. In addition, Rainbow Media, through MSG has employment agreements with both players and coaches of its professional sports teams. Certain of these contracts, which provide for payments that are guaranteed regardless of employee injury or termination, are covered by disability insurance if certain conditions are met. Future cash payments required under these contracts as of December 31, 1997 are as follows:

                1998...............  $  213,131
                1999...............     193,414
                2000...............     163,735
                2001...............     108,007
                2002...............      80,842
                Thereafter.........   1,029,489
                                     ----------
                Total..............  $1,788,618
                                     ----------
                                     ----------


The Company and its cable television affiliates have an affiliation agreement with a program supplier whereby the Company is obligated to make Base Rate Annual Payments, as defined and subject to certain adjustments pursuant to the agreement, through 2004. The Company would be contingently liable for its proportionate share of Base Rate Annual Payments, based on subscriber usage, of approximately $12,699 in 1998; $13,142 in 1999 and for the years 2000 through 2004 such payments would increase by percentage increases in the Consumer Price Index, or five percent, whichever is less, over the prior year's Base Rate Annual Payment.

NOTE 13. OTHER MATTERS

The Company is party to various lawsuits, some involving substantial amounts. Management does not believe that the resolution of these lawsuits will have a material adverse impact on the financial position of the Company.

NOTE 14. DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and Cash Equivalents, Trade Accounts Receivable, Notes and Other Receivables, Prepaid Expenses and Other Assets, Accounts Payable, Accrued Liabilities, Accounts Payable to Affiliates, Feature Film and Contract Obligations, Deferred Revenue, and Obligation to Related Party.

The carrying amount approximates fair value due to the short maturity of these instruments.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                    (formerly Cablevision Systems Corporation)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share amounts)
                                     (continued)

Bank Debt, Senior Debt, Senior Notes and Debentures, Subordinated Debentures, Subordinated Notes Payable and Redeemable Exchangeable Preferred Stock

The fair values of each of the Company's long-term debt instruments and redeemable preferred stock are based on quoted market prices for the same or similar issues or on the current rates offered to the Company for instruments of the same remaining maturities.


Interest Rate Swap Agreements

The fair values of interest rate swap and cap agreements are obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate agreements, taking into consideration current interest rates and the current creditworthiness of the counterparties.

The fair value of the Company's financial instruments are summarized as follows:

                                                                     DECEMBER 31, 1997
                                                                 --------------------------
                                                                  CARRYING      ESTIMATED
                                                                   AMOUNT      FAIR VALUE
                                                                 ------------  ------------
Long term debt instruments:
 Bank debt...................................................  $  2,240,358  $  2,240,358
 Senior debt.................................................       112,500       112,500
 Senior notes and debentures.................................       898,024       919,125
 Subordinated debentures.....................................     1,048,245     1,158,750
 Subordinated notes payable..................................       151,000       148,300
 Redeemable exchangeable preferred stock.....................     1,123,808     1,307,750
                                                               ------------  ------------
                                                               $  5,573,935  $  5,886,783
                                                               ------------  ------------
                                                               ------------  ------------
Interest rate swap agreements:
In a net payable position....................................  $    --       $      3,141
                                                               ------------  ------------
                                                               ------------  ------------


                                                                   DECEMBER 31, 1996
                                                               --------------------------
                                                                 CARRYING     ESTIMATED
                                                                  AMOUNT      FAIR VALUE
                                                               ------------  ------------
Long term debt instruments:
 Bank debt...................................................  $  1,670,245  $  1,670,245
 Subordinated debentures.....................................     1,323,105     1,330,438
 Subordinated notes payable..................................       141,268       136,000
 Redeemable exchangeable preferred stock.....................     1,005,265     1,195,981
                                                               ------------  ------------
                                                               $  4,139,883  $  4,332,664
                                                               ------------  ------------
                                                               ------------  ------------
Interest rate swap agreements:
In a net payable position....................................  $    --       $      4,238
                                                               ------------  ------------
                                                                 ------------  ------------

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                    (formerly Cablevision Systems Corporation)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share amounts)
                                     (continued)


Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 15. SUBSEQUENT EVENTS

HOLDING COMPANY REORGANIZATION

On March 4, 1998, the Company completed a holding company reorganization (the "Holding Company Reorganization") pursuant to an Amended and Restated Contribution and Merger Agreement, dated June 6, 1997 (the "Contribution and Merger Agreement"), by and among the Company, CSC Parent Corporation ("Parent"), CSC Merger Corporation, ("Merger Sub"), and TCI Communications, Inc., ("TCI"). Pursuant to the Contribution and Merger Agreement, each outstanding share of the Company's Class A Common Stock and each outstanding share of the Company's Class B Common Stock were automatically converted on a share for share basis for Class A Common Stock and Class B Common Stock of Parent. Parent is authorized to issue 200,000,000 shares of Class A Common Stock, 80,000,000 shares of Class B Common Stock and 10,000,000 shares of Preferred Stock. The Company is authorized to issue 50,000,000 shares of Class A Common Stock and 20,000,000 shares of Class B Common Stock.

As a result of the Holding Company Reorganization, Parent has become the holding company of the Company. In connection with the Holding Company Reorganization, the Company's name, which formerly was Cablevision Systems Corporation, has been changed to CSC Holdings, Inc. and Parent's name has been changed to Cablevision Systems Corporation.

The preferred stock and debt of the Company remain unchanged as securities of CSC Holdings, Inc., except that the Company's 8 1/2% Cumulative Convertible Exchangeable Preferred Stock, par value $0.01 per share (the "Series I Preferred Stock"), in accordance with its terms, became exchangeable for Parent Class A Common Stock instead of being convertible into the Company's Class A Common Stock.

Concurrent with the Holding Company Reorganization, TCI caused to be contributed to Parent, and Parent acquired, all of the partnership interests and capital stock of certain entities owned directly or indirectly by TCI and all the assets related to the businesses of certain cable television systems owned and operated directly or indirectly by TCI ("TCI Systems"). In consideration for those cable television systems, Parent issued to certain TCI entities an aggregate of 24,471,086 shares (after adjusting for the two-for-one stock split discussed below) of Parent Class A Common Stock, valued at $498,000, and assumed certain liabilities related to such systems (including an aggregate amount of indebtedness

                      CSC HOLDINGS, INC. AND SUBSIDIARIES
                    (formerly Cablevision Systems Corporation)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share amounts)
                                     (continued)

for borrowed money equal to $669,000).

For purposes of the accompanying consolidated financial statements of the Company, all share and per share information has been retroactively restated to reflect the number of Parent company shares which were issued to the Company's shareholders on March 4, 1998 in the exchange discussed above. All share and per share information has also been adjusted for the two-for-one split discussed below.

On January 27, 1998, the Company, Parent and a subsidiary of TCI entered into a non-binding letter of intent for Parent to acquire TCI's cable television systems (the "TCI Connecticut Systems") in and around Hartford, Vernon, Branford and Lakeville, Connecticut (the "Proposed TCI CT Transactions"). In consideration for the TCI Connecticut Systems Parent will
(i) transfer to TCI its cable television systems serving Kalamazoo, Michigan,
(ii) transfer to TCI other cable television systems to be identified by TCI and purchased with approximately $25,000 of funds provided by Parent, (iii) issue shares of Parent's Class A common stock, and (iv) assume certain indebtedness relating to the TCI Connecticut Systems, which is anticipated to total approximately $110,000.

The closing of the Proposed TCI CT Transactions will be conditioned, among other things, upon regulatory and other customary approvals. The Proposed TCI CT Transactions are currently expected to be consummated during 1998. However, there can be no assurance that the Proposed TCI CT Transactions will be consummated in a timely fashion, or at all.

Nobody Beats The Wiz

On February 9, 1998, Cablevision Electronics Investments, Inc. ("Cablevision Electronics"), a wholly-owned subsidiary of the Company, acquired substantially all of the assets associated with approximately 40 Nobody Beats The Wiz consumer electronics store locations from The Wiz, Inc. and certain of its subsidiaries and affiliates (collectively, the "Wiz"). The Wiz had filed for bankruptcy protection on December 16, 1997. Cablevision Electronics paid approximately $92,000 for the assets, of which $10,000 was put into escrow pending resolution of the final calculation of the purchase price. In addition, prior to closing, Cablevision Electronics provided approximately $8,000 for the Wiz to meet certain operating costs.

Senior Debentures

In February 1998, the Company issued $300,000 principal amount of 7 7/8% Senior Debentures due 2018 (the "2018 Debentures"). The 2018 Debentures were issued at a discount of $3,429. The 2018 Debentures can not be redeemed by the Company prior to maturity.

                        CSC HOLDINGS, INC. AND SUBSIDIARIES
                    (formerly Cablevision Systems Corporation)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share amounts)
                                     (continued)

Two-For-One Stock Split

On March 4, 1998, Parent's Board of Directors declared a two-for-one stock split to be effected in the form of a common stock dividend of one share of Class A common stock for each share of Class A common stock issued and outstanding and one share of Class B common stock for each share of Class B common stock issued and outstanding. The stock dividend is payable on March 30, 1998 to stockholders of record on March 19, 1998.

Other

On March 9, 1998, ITT notified the Company of its election to exercise the first put with respect to 50% of ITT's interest in MSG for $94,000 (see Note
2).

                      CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except per share amounts) (continued)

NOTE 16. INTERIM FINANCIAL INFORMATION (Unaudited)

The following is a summary of selected quarterly financial data for the years ended December 31, 1997 and 1996.


                          MARCH 31,            JUNE 30,           SEPTEMBER 30,            DECEMBER 31,       TOTAL
                   -------------------  --------------------  --------------------  ---------------------  ----------
                      1997      1996        1997      1996       1997       1996       1997        1996       1997     1996
                   --------  ---------  ---------  ---------  ---------  ---------  ---------  ----------  ----------  ----------
Revenues......     $358,549  $ 304,165  $ 438,516  $ 320,331   $517,930  $ 331,122  $ 634,363  $  359,524  $1,949,358  $1,315,142
Operating
expenses....        344,271    286,272    433,359    292,915    501,057    302,570    589,496     358,973   1,868,183   1,240,730
                   --------  ---------  ---------  ---------  ---------  ---------  ---------  ----------  ----------  ----------
Operating
  profit......     $ 14,278  $  17,893  $   5,157  $  27,416   $ 16,873  $  28,552  $  44,867  $      551      81,175      74,412
                   --------  ---------  ---------  ---------  ---------  ---------  ---------  ----------  ----------  ----------
                   --------  ---------  ---------  ---------  ---------  ---------  ---------  ----------  ----------  ----------
Net income (loss)
applicable to common
shareholders....   $(111,921) $(100,680)$(128,776) $(117,969)  $ 46,454  $(106,931) $ 182,139  $(134,279)  $ (12,104)  $ (459,859)
                   --------  ---------- ---------  ---------  ---------  ---------- ---------  ---------  -----------  ----------
                   --------  ---------- ---------  ---------  ---------  ---------- ---------  ---------  -----------  ----------
Basic income
  (loss) per
  common
  share.....       $ (2.26)  $  (2.03)  $  (2.59)  $  (2.38)   $   .94   $  (2.16)  $    3.64  $  (2.70)   $  (.24)    $   (9.26)
                   --------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  -----------  ----------
                   --------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  -----------  ----------

Diluted income
(loss) per common
 share.....        $ (2.26)  $   (2.03) $  (2.59)  $  (2.38)   $   .88   $  (2.16)  $    3.06  $  (2.70)   $    (.24)  $    (9.26)
                   --------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  -----------  ----------
                   --------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  -----------  ----------


                          INDEPENDENT AUDITORS' REPORT

The Stockholders
Cablevision Systems Corporation

We have audited the accompanying consolidated balance sheet of Cablevision Systems Corporation (formerly CSC Parent Corporation) and subsidiary as of December 31, 1997. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the consolidated financial position of Cablevision Systems Corporation and subsidiary at December 31, 1997, in conformity with generally accepted accounting principles.

                                         KPMG Peat Marwick LLP

Jericho, New York
March 20, 1998

                  CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARY
                        (formerly CSC Parent Corporation)
                           Consolidated Balance Sheet
                               December 31, 1997

                                     ASSETS
Total assets.........................................             $     --
                                                                  -----------
                                                                  -----------

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Deficit investment in subsidiaries..............................    2,378,773
                                                                  -----------
   Total liabilities............................................    2,378,773
                                                                  -----------
Stockholders' deficiency:

   Preferred stock, $.01 par value, 10,000,000 shares
     authorized, none issued
   Class A Common Stock, $.01 par value, 200,000,000
     shares authorized, 27,948,992 shares issued.................         280
   Class B Common Stock, $.01 par value, 50,000,000
     shares authorized, 22,193,418 shares issued.................         222
   Paid-in capital...............................................     171,916
   Accumulated deficit...........................................  (2,551,191)
                                                                  -----------
Total stockholders' deficiency...................................  (2,378,773)
                                                                  -----------
Total liabilities and stockholders' deficiency................... $    --
                                                                  -----------
                                                                  -----------

                See accompanying notes to consolidated balance sheet.

                 CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARY
                       (FORMERLY CSC PARENT CORPORATION)

                      NOTES TO CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1997

NOTE 1. THE COMPANY AND NATURE OF OPERATIONS

CSC Parent Corporation (the "Company") was formed on November 21, 1997 as a wholly-owned subsidiary of Cablevision Systems Corporation ("Cablevision") and in turn, owns 100% of CSC Merger Corporation ("Merger Sub"). The Company has not conducted any business activities through December 31, 1997, other than those incident to its formation and the execution of certain documents in connection with contributions to the Company of certain partnership interests and assets of TCI Communications, Inc. (the "Contributed Businesses") (see Note 2). The Company was formed as a holding company to conduct the business of Cablevision and its subsidiaries and entities owning the Contributed Businesses.

In connection with the Contribution and Merger Agreement described in Note
2, Merger Sub was merged with and into Cablevision and Cablevision became a wholly-owned subsidiary of the Company (the "Merger"). In the Merger, each outstanding share of Cablevision Class A Common Stock and Cablevision Class B Common Stock was converted into one share of the Company's Class A Common Stock and the Company's Class B Common Stock, respectively. Subsequent to the Merger, Cablevision changed its name to CSC Holdings, Inc. and the Company changed its name to Cablevision Systems Corporation. The accompanying consolidated balance sheet reflects the Company's deficit investment in CSC Holdings, Inc. on the equity basis and the issuance of the Company's Class A and Class B Common Stock in exchange for the outstanding Class A and Class B Common Stock of CSC Holdings, Inc. adjusted for the two-for-one stock split discussed in Note 2.

NOTE 2. SUBSEQUENT EVENTS

On March 4, 1998, the Company completed a holding company reorganization
(the "Holding Company Reorganization") pursuant to an Amended and Restated Contribution and Merger Agreement (the "Contribution and Merger Agreement") with a subsidiary of Tele-Communications, Inc. ("TCI"). Pursuant to the Contribution and Merger Agreement, TCI contributed to the Company or its designees certain cable television systems located in New Jersey, on Long Island and in New York's Rockland and Westchester Counties (the "Contributed Businesses") and the Company or its designees assumed $669 million in outstanding indebtedness for borrowed money (the "Assumed Debt") of the Contributed Businesses and also assumed (or cause its designees to assume) certain other obligations associated with the assets of

                 CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARY
                       (FORMERLY CSC PARENT CORPORATION)

                      NOTES TO CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1997

the Contributed Businesses. In consideration for the contribution, the Company assumed the Assumed Debt and certain other liabilities and issued to TCI an aggregate of 24,471,086 shares of the Company's Class A Common Stock (adjusted for the two-for-one stock split), subject to adjustment in certain events, valued at $498 million.

The Assumed Debt was refinanced with borrowings under a new $800 million bridge revolving credit facility entered into by certain subsidiaries of the Company with a group of banks led by Toronto Dominion (Texas), Inc. as administrative arranging agent. The facility has a final maturity of March 4, 2000.

On January 27, 1998, the Company, CSC Holdings, Inc. and a subsidiary of TCI entered into a non-binding letter of intent for the Company to acquire TCI's Cable television systems (the "TCI Connecticut Systems") in and around Hartford, Vernon, Branford and Lakeville, Connecticut (the "Proposed TCI CT Transactions"). In consideration for the TCI Connecticut Systems in the Proposed TCI CT Transactions the Company will (i) transfer to TCI its cable television systems serving Kalamazoo, Michigan, (ii) transfer to TCI other cable television systems to be identified by TCI and purchased with approximately $25 million of funds provided by the Company, (iii) issue shares of the Company's Class A Common Stock, and (iv) assume certain indebtedness relating to the TCI Connecticut Systems, which is anticipated to total approximately $110 million.

The closing of the Proposed TCI CT Transactions will be conditioned, among other things, upon regulatory and other customary approvals. The Proposed TCI CT Transactions are currently expected to be consummated during 1998. However, there can be no assurance that the Proposed TCI CT Transactions will be consummated in a timely fashion, or at all.

TWO-FOR-ONE STOCK SPLIT
-----------------------
On March 4, 1998, the Company's Board of Directors declared a two-for-one stock split to be effected in the form of a common stock dividend of one share of Class A Common Stock for each share of Class A Common Stock issued and outstanding and one share of Class B Common Stock for each share of Class B Common Stock issued and outstanding. The stock dividend is payable on March 30, 1998 to stockholders of record on March 19, 1998. All shares outstanding have been retroactively restated to reflect the stock split.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

    The information called for by Item 401 of Regulation S-K under Item 10, Directors and Executive Officers of the Registrant, Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management and Item 13, Certain Relationships and Related Transactions, is hereby incorporated by reference to Cablevision Parent's definitive proxy statement for its Annual Meeting of Shareholders anticipated to be held in June 1998 or if such definitive proxy statement is not filed with the Commission prior to April 30, 1998, to an amendment to this report on Form 10-K filed under cover of Form 10-K/A.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934.

Pursuant to regulations promulgated by the Securities and Exchange Commission, the Company is required to identify, based solely on a review of reports filed under Section 16(a) of the Securities Exchange Act of 1934, each person who, at any time during its fiscal year ended December 31, 1996, was a director, officer or beneficial owner of more than ten percent of the Company's Class A Common Stock that failed to file on a timely basis any such reports. Based on such review, the Company is aware of no such failure other than reports on Form 4 filed by each of Sheila A. Mahony, Andrew B. Rosengard and Margaret Albergo in November 1997 with respect to the grant of certain employee stock awards under the Company's Employee Stock Plan, in May 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

        1. The financial statements as indicated in the index is set forth on page 49.
        2.  Financial Statement schedule:

                                                                              PAGE
                                                                               NO.
                                                                              -----
Schedule supporting consolidated financial statements:
  Schedule II--Valuation and Qualifying Accounts.........................       95

Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

        3.  The Index to Exhibits is on page 98.

(b) Reports on Form 8-K:

The Company filed current reports on Form 8-K with the Commission on September 9, 1997 and December 8, 1997 during the last quarter of the fiscal period covered by this report.

                               CSC HOLDINGS, INC.
                   (formerly Cablevision Systems Corporation)
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)

                                         BALANCE AT
                                          BEGINNING   CHARGED TO COSTS     CHARGED TO      DEDUCTIONS-   BALANCE AT
                                          OF PERIOD     AND EXPENSES     OTHER ACCOUNTS    WRITE-OFFS   END OF PERIOD
                                         -----------  ----------------  -----------------  -----------  -------------
Year Ended December 31, 1997
----------------------------
  Allowance for doubtful
    accounts...........................   $  12,955      $   26,283         $  --           $  (9,654)    $  29,584
                                         -----------        -------         ---------      -----------  -------------
                                         -----------        -------         ---------      -----------  -------------
Year Ended December 31, 1996
----------------------------
  Allowance for doubtful
    accounts...........................   $  12,678      $   18,489         $  --           $ (18,212)    $  12,955
                                         -----------        -------         ---------      -----------  -------------
                                         -----------        -------         ---------      -----------  -------------
Year Ended December 31, 1995
----------------------------
  Allowance for doubtful
    accounts...........................   $  10,087      $   14,551         $  --           $ (11,960)    $  12,678
                                         -----------        -------         ---------      -----------  -------------
                                         -----------        -------         ---------      -----------  -------------

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31 day of March, 1998.

                                          Cablevision Systems Corporation
                                          CSC Holdings, Inc.

                                          By: /s/ William J. Bell
                                              -------------------------
                                          Name: William J. Bell
                                          Title: Vice Chairman
                                                 (Cablevision Systems
                                                 Corporation and CSC
                                                 Holdings, Inc.)

                               POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Marc A. Lustgarten and Robert S. Lemle, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him in his name, place and stead, in any and all capacities, to sign this report, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated on behalf of each of the Registrants.

            NAME                               TITLE                            DATE
            ----                               -----                            ----
     /s/ JAMES L. DOLAN         Chief Executive Officer and Director       March 31, 1998
----------------------------    (Principal Executive Officer)
       James L. Dolan

     /s/ WILLIAM J. BELL        Vice Chairman and Director
----------------------------    (Principal Financial Officer)              March 31, 1998
       William J. Bell

   /s/ ANDREW B. ROSENGARD      Executive Vice President                   March 31, 1998
----------------------------    Financial Planning and Controller
     Andrew B. Rosengard        (Principal Accounting Officer)

    /s/ CHARLES F. DOLAN        Chairman of the Board of Directors         March 31, 1998
----------------------------
      Charles F. Dolan

   /s/ MARC A. LUSTGARTEN       Vice Chairman and Director                 March 31, 1998
----------------------------
     Marc A. Lustgarten

     /s/ ROBERT S. LEMLE        Executive Vice President, General          March 31, 1998
----------------------------    Counsel, Secretary and Director
       Robert S. Lemle

   /s/ SHEILA A. MAHONY         Senior Vice President and Director         March 31, 1998
----------------------------
      Sheila A. Mahony

   /s/ THOMAS C. DOLAN          Senior Vice President and Chief            March 31, 1998
----------------------------    Information Officer and Director
       Thomas C. Dolan

       /s/ JOHN TATTA           Director and Chairman of the               March 31, 1998
----------------------------    Executive Committee
         John Tatta

    /s/ PATRICK F. DOLAN        Director                                   March 31, 1998
----------------------------
      Patrick F. Dolan

    /s/ CHARLES D. FERRIS       Director                                   March 31, 1998
----------------------------
      Charles D. Ferris

   /s/ RICHARD H. HOCHMAN       Director                                   March 31, 1998
----------------------------
     Richard H. Hochman

     /s/ VICTOR ORISTANO        Director                                   March 31, 1998
----------------------------
       Victor Oristano

      /s/ VINCENT TESE          Director                                   March 31, 1998
-------------------------
       Vincent Tese

     /s/ JOHN C. MALONE         Director                                   March 31, 1998
----------------------------
       John C. Malone

   /s/ LEO J. HINDERY, JR.      Director                                   March 31, 1998
----------------------------
       Leo J. Hindery, Jr.

                               INDEX TO EXHIBITS


  EXHIBIT
    NO.                                                    DESCRIPTION
-----------  -------------------------------------------------------------------------------------------------------

      3.1    Amended and Restated Certificate of Incorporation of Cablevision Parent (incorporated herein by reference to Exhibit 3.1 to Cablevision Parent's Registration Statement on Form S-4, dated January 20,
             1998, File No. 333-44547 the "S-4").

      3.2    Bylaws of Cablevision Parent (incorporated herein by reference to Exhibit 3.2 to the S-4).

      3.3    Certificate of Incorporation of CSC Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 dated January 17, 1986, File No. 33-1936 (the "S-1")).

      3.3A   Amendment to Certificate of Incorporation and complete copy of amended and restated Certificate of
             Incorporation of CSC Holdings, Inc. (incorporated herein by reference to Exhibits 3.1A(i) and 3.1A(ii)
             to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (the "1989
             10-K")).

      3.4    By-laws of CSC Holdings, Inc. (incorporated hereby by reference to Exhibit 3.2 to the S-1).

      3.4A   Amendment to By-laws and complete copy of amended and restated By-laws of CSC Holdings, Inc.
             (incorporated herein by reference to Exhibit 3.2 to the 1989 10-K).

      3.4B   Amendment to By-laws and complete copy of amended and restated By-laws of CSC Holdings, Inc.
             (incorporated herein by reference to Exhibit 3.2B to the Company's Annual Report on Form 10-K for the
             fiscal year ended December 31, 1992 (the "1992 10-K").

      3.4C   Amendment to By-laws and complete copy of amended and restated By-laws of CSC Holdings, Inc.
             (incorporated herein by reference to Exhibit 3.2C to the Company's Annual Report on Form 10-K405 for
             the fiscal year ended December 31, 1994).

      3.4D   Amendment to By-laws of the Registrant and complete copy of amended and restated By-laws of CSC
             Holdings, Inc. (incorporated herein by reference to Exhibit 3.2D to the Company's Registration
             Statement on Form S-4, File No. 33-62717).

      4.2    Certificate of Designations for the Company's Series L Redeemable Exchangeable Preferred Stock
             (incorporated herein by reference to Exhibit 3.1G to the Company's Annual Report on Form 10-K for the
             year ended December 31, 1995).

                               INDEX TO EXHIBITS
                                  (continued)

  EXHIBIT
    NO.                                                    DESCRIPTION
-----------  -------------------------------------------------------------------------------------------------------

      4.3    Certificate of Designations for the Company's Series M Redeemable Exchangeable Preferred Stock
             (incorporated by reference to Exhibit 4.1(f) to the Company's Registration Statement on Form S-4,
             Registration No. 333-00527).

      4.4    Indenture dated as of December 1, 1997 relating to the Company's $500,000,000 7 7/8% Senior Notes due
             2007 (incorporated herein by reference to Exhibit 4.4 to the S-4).

      4.5    Indenture dated as of February 15, 1993 relating to the Company's $200,000,000 9 7/8% Senior
             Subordinated Debentures due February 15, 2013 (incorporated herein by reference to Exhibit 4.3 to the
             1992 10-K).

      4.6    Indenture dated as of April 1, 1993 relating to the Company's $150,000,000 9 7/8% Senior Subordinated
             Debentures due 2023 (incorporated by reference to the Company's Registration Statement on Form S-4,
             Registration No. 33-61814).

      4.7    Supplemental Indenture dated as of November 1, 1995 between the Company and the Bank of New York,
             Trustee to the Indenture dated November 1, 1995 (incorporated by reference to Exhibit 99.6 to the Company's Current Report on Form 8-K (File No. 1-9046), filed November 1, 1995).

      4.8    Indenture dated August 15, 1997 relating to the Company's $400,000,000 8 1/8% Senior Debentures due 2009
             (incorporated herein by reference to the Company's Registration Statement on Form S-4, Registration No.
             333-38013).

      4.9    Indenture dated as of November 1, 1995 relating to the Company's $150,000,000 9 7/8% Senior
             Subordinated Notes due 2006, $300,000,000 9 1/4% Senior Subordinated Notes due 2005 and $250,000,000
             10 1/2% Senior Subordinated Debentures due 2016 (incorporated by reference to Exhibit 99.6 to the
             Company's Current Report on Form 8-K filed November 1, 1995).

      4.10   Certificate of Designations for the Company's Series E Redeemable Exchangeable Convertible Preferred
             Stock (incorporated herein by reference to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1993, filed on April 13, 1994).

      4.11   Certificate of Designations for the Company's Series F Redeemable Preferred Stock (incorporated herein by reference to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1993, filed on April 13, 1994).

                               INDEX TO EXHIBITS
                                  (continued)

  EXHIBIT
    NO.                                                    DESCRIPTION
-----------  -------------------------------------------------------------------------------------------------------

      4.12   Certificate of Designations for the Company's Series G Redeemable Exchangeable Preferred Stock
             (incorporated herein by reference to Exhibit 3.1D to the Company's Registration Statement on Form S-4,
             Registration No. 33-62717).

      4.13   Certificate of Designations for the Company's Series H Redeemable Exchangeable Preferred Stock
             (incorporated by reference to Exhibit 4.1E to the Company's Registration Statement on Form S-4,
             Registration No. 33-63691).

      4.14   Certificate of Designations for the Company's Series I Cumulative Convertible Exchangeable Preferred
             Stock (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K (File No.
             1-9046) dated November 7, 1995).

     10.1    Registration Rights Agreement between CSC Systems Company and the Company (incorporated herein by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1, Registration No.
             033-01936 (the "Company Form S-1")).

     10.2    Registration Rights Agreement between CSC Holdings Company and the Company (incorporated herein by reference to Exhibit 10.2 to the Company's Form S-1).

     10.3    Form of Right of First Refusal Agreement between Dolan and the Company (incorporated herein by reference to Exhibit 10.4 to the Company's Form S-1).

     10.4    Supplemental Benefit Plan of the Company (incorporated herein by reference to Exhibit 10.7 to the
             Company Form S-1).

     10.5    Cablevision Money Purchase Pension Plan, and Trust Agreement dated as of December 1, 1983 between
             Cablevision Systems Development Company and Dolan and Tatta, as Trustees (incorporated herein by reference to Exhibit 10.8 to the Company's Form S-1).

     10.6    Amendment to the Cablevision Money Purchase Pension Plan adopted November 6, 1992 (incorporated herein by reference to Exhibit 10.6A to the 1992 10-K).

     10.7    Employment Agreement between Dolan and the Company dated January 27, 1986 (incorporated herein by reference to Exhibit 10.9 to the Company's Form S-1).

     10.8    Amended and Restated Agreement dated as of June 1, 1983 between SportsChannel Associates and
             Cablevision Systems Holdings Company (incorporated herein by reference to Exhibit 10.11 to the
             Company's Form S-1).

                               INDEX TO EXHIBITS
                                  (continued)

  EXHIBIT
    NO.                                                    DESCRIPTION
-----------  -------------------------------------------------------------------------------------------------------

     10.9    Lease Agreement dated as of October 9, 1978 between Cablevision Systems Development Company and
             Industrial and Research Associates Co. and amendment dated June 21, 1985 between Industrial and
             Research Associates Co. and Cablevision Company (incorporated herein by reference to Exhibit 10.18 to the Company's Form S-1).

     10.10   Lease Agreement dated May 1, 1982 between Industrial and Research Associates Co. and Cablevision
             Systems Development Company (incorporated herein by reference to Exhibit 10.19 to the Company's Form
             S-1).

     10.11   Agreement of Sublease dated as of July 9, 1982 between Cablevision Systems Development Company and
             Ontel Corporation (incorporated herein by reference to Exhibit 10.20 to the Company's Form S-1).

     10.12   Agreement of Sublease dated as of June 21, 1985 between Grumman Data Systems Corporation and
             Cablevision Company (incorporated herein by reference to Exhibit 10.21 to the Company's Form S-1).

     10.13   Purchase and Reorganization Agreement dated as of December 20, 1991 between the Company and Charles F.
             Dolan (incorporated herein by reference to Exhibit 2(c) to the Company's Current Report on Form 8-K
             (File No. 1-9046) dated January 1, 1992).

     10.14   Amendment No. 1 dated as of March 28, 1992 to Purchase and Reorganization Agreement dated as of
             December 20, 1991 between the Company and Charles F. Dolan (incorporated herein by reference to Exhibit
             2(g) to the Company's Current Report on Form 8-K (File No. 1-9046) dated March 31, 1992).

     10.15   Cablevision Amended and Restated Employee Stock Plan (incorporated herein by reference to Exhibit 10.46 to the 1992 10-K).

     10.16   Cablevision 401(K) Savings Plan (incorporated herein by reference to Exhibit 10.47 to the 1992 10-K).

     10.17   Master Agreement, dated as of October 26, 1993, between CSC MFR, Inc., Monmouth Cablevision Associates,
             Framingham Cablevision Associates and Riverview Cablevision Associates, L.P. (incorporated herein by reference to Exhibit 10.51 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
             September 30, 1993 (the "September 1993 10-Q")).

                               INDEX TO EXHIBITS
                                  (continued)

  EXHIBIT
    NO.                                                    DESCRIPTION
-----------  -------------------------------------------------------------------------------------------------------

     10.18   Asset Purchase Agreement, dated as of October 26, 1993, between Monmouth Cablevision Associates and
             Cablevision MFR, Inc. (incorporated herein by reference to Exhibit 10.52 to the September 1993 10-Q).

     10.19   Asset Purchase Agreement, dated as of October 26, 1993, between Framingham Cablevision Associates,
             Limited Partnership and Cablevision MFR, Inc. (incorporated herein by reference to Exhibit 10.53 to the
             September 1993 10-Q).

     10.20   Asset Purchase Agreement, dated as of October 26, 1993 between Riverview Cablevision Associates, L.P.
             and Cablevision MFR, Inc. (incorporated herein by reference to Exhibit 10.54 to the September 1993
             10-Q).

     10.21   Acquisition Agreement and Plan of Merger and Reorganization, dated as of June 14, 1994, among
             Cablevision of Boston Limited Partnership, Cablevision of Boston, Inc., Charles F.
             Dolan, Cablevision Systems Boston Corporation, the Company, COB, Inc., Cablevision Systems Services
             Corporation and Cablevision Finance Limited Partnership (incorporated herein by reference to Exhibit
             10.59 to the June 1994 10-Q).

     10.22   Credit Agreement, dated as of June 15, 1994, among Cablevision of Framingham, Inc., the several lenders parties thereto, The Chase Manhattan Bank, N.A., as Agent and CIBC Inc., as Co-Agent (incorporated herein by reference to Exhibit 10.60 to the June 1994 10-Q).

     10.23   Amendment No. 1, dated as of August 8, 1994, to the Credit Agreement, dated as of June 15, 1994, among
             Cablevision of Framingham, Inc., the several lenders parties thereto, the Chase Manhattan Bank, N.A., as Agent and CIBC, Inc., as Co-Agent (incorporated herein by reference to Exhibit 10.61 to the June
             1994 10-Q).

     10.24   Asset Purchase Agreement, dated as of October 26, 1993, between Monmouth Cablevision Associates and
             Cablevision MFR, Inc. as amended by Amendment No. 1 thereto, dated as of April 6, 1994 and Amendment
             No. 2 thereto, dated as of June 3, 1994 (restated) (incorporated herein by reference to Exhibit 10.62 to the June 1994 10-Q).

     10.25   Asset Purchase Agreement, dated as of October 26, 1993, between Riverview Cablevision Associates,
             Limited Partnership, and Cablevision MFR, Inc., as amended by Amendment No. 1 thereto, dated as of
             April 6, 1994 and Amendment No. 2 thereto, dated as of June 3, 1994 (restated) (incorporated herein by reference to Exhibit 10.63 to the June 1994 10-Q).

                               INDEX TO EXHIBITS
                                  (continued)

  EXHIBIT
    NO.                                                    DESCRIPTION
-----------  -------------------------------------------------------------------------------------------------------

     10.26   Asset Purchase Agreement, dated as of October 26, 1993, between Framingham Cablevision Associates,
             Limited Partnership, and Cablevision MFR, Inc., as amended and assigned to Cablevision Framingham
             Holdings, Inc. by Amendment No. 1 thereto, dated as of April 6, 1994, and as further amended by
             Amendment No. 2 thereto, dated as of June 3, 1994 (restated) (incorporated herein by reference to
             Exhibit 10.64 to the June 1994 10-Q).

     10.27   Agreement and undertaking, dated as of March 10, 1995 from MSG Holdings, LP, MSG Eden Corporation, the
             Company, Rainbow Programming Holdings, Inc., Rainbow Garden Corporation, Garden L.P. Holdings Corp.,
             ITT Corporation, ITT Eden Corp. in favor of the National Basketball Association (the "NBA"), the member terms of the NBA, NBA Properties, Inc., the NBA Market Extension Partnership and Planet Insurance, Ltd.
             (incorporated herein by reference to Exhibit 10.66 to the 1994 10-K).

     10.28   Consent Agreement, dated as of March 10, 1995 by and among the National Hockey League, MSG Holdings,
             L.P., MSG Eden Corporation, ITT Eden Corporation, ITT MSG Inc., ITT Corporation, Garden L.P. Holdings
             Corp., Rainbow Garden Corporation, Rainbow Programming Holdings Inc. and the Company (incorporated herein by reference to Exhibit 10.67 to the 1994 10-K).

     10.29   Amendment to consulting agreement dated as of November 28, 1994 between the Company and John Tatta
             (incorporated herein by reference to Exhibit 10.68 to the 1994 10-K).

     10.30   Employment Agreement, dated as of November 30, 1994, between the Company and William J. Bell
             (incorporated herein by reference to Exhibit 10.69 to the 1994 10-K).

     10.31   Employment Agreement, dated as of November 30, 1994, between the Company and Marc A. Lustgarten
             (incorporated herein by reference to Exhibit 10.70 to the 1994 10-K).

     10.32   Employment Agreement, dated as of November 30, 1994, between the Company and Robert S. Lemle
             (incorporated herein by reference to Exhibit 10.71 to the 1994 10-K).

     10.33   Cablevision Parent Employee Stock Plan (incorporated herein by reference to Exhibit 10.40 to the S-4).

     10.34   Cablevision Parent Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.41 to the
             S-4).

                                      103

                               INDEX TO EXHIBITS
                                  (continued)

  EXHIBIT
    NO.                                                    DESCRIPTION
-----------  -------------------------------------------------------------------------------------------------------

     10.35   Cablevision Systems Corporation 1996 Non-Employee Directors Stock Option Plan (incorporated by reference to the Company's 1996 Definitive Proxy Statement).

     10.36   Credit Agreement, dated as of April 17, 1996, among Cablevision of Cleveland, L.P., Telerama, Inc.,
             Cablevision of the Midwest, Inc., the lenders from time to time party thereto, NationsBank of Texas,
             N.A., as Administrative Agent, Canadian Imperial Bank of Commerce as Documentation Agent, The Toronto
             Dominion Bank as Syndicate Agent, and The First National Bank of Boston, The Bank of Nova Scotia,
             CoreStates Bank, N.A., Credit Lyonnais Cayman Island Branch, PNC Bank, National Association and Royal
             Bank of Canada, as Co-Agents (incorporated herein by reference to Exhibit 10.71 to the Company's
             Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996).

     10.37   Fifth Amended and Restated Credit Agreement, dated as of September 5, 1996, among the Company, the
             Restricted Subsidiaries (as defined herein), the banks party thereto, and Toronto Dominion (Texas),
             Inc., as Arranging Agent, The Bank of New York, The Bank of Nova Scotia, The Canadian Imperial Bank of
             Commerce, NationsBank of Texas, N.A., and The Chase Manhattan Bank, as Agents, Bank of Montreal,
             Chicago Branch, Fleet Bank, N.A., Mellon Bank, N.A., and Regal Bank of Canada, as Co-Agents, The Bank
             of Nova Scotia and The Canadian Imperial Bank of Commerce, as Co-Syndication Agents, and The Bank of
             New York, as Documentation Agent (incorporated herein by reference to Exhibit 10.72 to the Company's
             Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 (the "September 1996
             10-Q")).

     10.38   Credit Agreement, dated as of September 5, 1996, among Cablevision MFR, Inc., the Company, the
             Guarantors (as defined therein), the banks party thereto, and Toronto Dominion (Texas), Inc. as
             Arranging Agent, The Bank of New York, The Bank of Nova Scotia, The Canadian Imperial Bank of Commerce,
             NationsBank of Texas, N.A., and The Chase Manhattan Bank, as Agents, Bank of Montreal, Chicago Branch,
             Fleet Bank, N.A., Mellon Bank, N.A., and Regal Bank of Canada, as Co-Agents, The Bank of Nova Scotia
             and The Canadian Imperial Bank of Commerce, as Co-Syndication Agents, and The Bank of New York, as
             Documentation Agent (incorporated herein by reference to Exhibit 10.73 to the September 1996 10-Q).

     10.39   Agreement, dated February 4, 1996, among the Company, Rainbow Programming Holdings, Inc. and ITT
             Corporation (incorporated herein by reference to Exhibit 10.74 to the September 1996 10-Q).

                                      104

                               INDEX TO EXHIBITS
                                  (continued)

  EXHIBIT
    NO.                                                    DESCRIPTION
-----------  -------------------------------------------------------------------------------------------------------
     10.40   Master Stock Purchase Agreement, dated as of May 10, 1996, between Warburg Pincus Investors, L.P., a
             Delaware limited partnership, and the Company (incorporated by reference to Exhibit 99 to the Company's
             Current Report on Form 8-K (File No. 1-9046) dated May 10, 1996).

     10.41   Letter, dated March 6, 1997, among ITT MSG Inc., ITT Eden Corp., Rainbow Garden Corp. and Garden L.P.
             Holding Corp. (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K
             (File No. 1-9046) dated March 6, 1997).

     10.42   Letter, dated November 25, 1997, from the Company to Dolan (incorporated herein by reference to Exhibit
             10.49 to the S-4).

     10.43   Form of Guarantee and Indemnification Agreement among Dolan, the Registrant and officers and directors of the Registrant (incorporated herein by reference to Exhibit 28 to the Company's Form S-1).

     10.44   Partnership Interest Transfer Agreement, among ITT Corporation, ITT Eden Corporation, ITT MSG, Inc., the Company, Rainbow Media Holdings, Inc., Rainbow Garden Corp., Garden L.P. Holding Corp., MSG Eden
             Corporation and Madison Square Garden, L.P., dated as of April 15, 1997. (incorporated by reference to
             Exhibit 2(a) of the Company's Current Report on Form 8-K (File No. 1-9046) dated April 18, 1997 (the
             "April 1997 8-K")).

     10.45   Amended and Restated Agreement of Limited Partnership of Madison Square Garden, L.P., among MSG Eden
             Corporation, ITT MSG Inc. and Garden L.P. Holding Corp., dated as of April 15, 1997. (incorporated by reference to Exhibit 2(b) of the April 1997 8-K).

     10.46   SportsChannel Contribution Agreement, among Rainbow Media Holdings, Inc., Garden L.P. Holding Corp.,
             Rainbow Garden Corp., SportsChannel New York Holding Partnership, SportsChannel Associates Holding
             Corporation, MSG Eden Corporation, ITT MSG Inc., ITT Eden Corporation, and Madison Square Garden, L.P.,
             dated as of April 15, 1997. (incorporated by reference to Exhibit 2(c) of the April 1997 8-K).

     10.47   Aircraft Contribution Agreement, among Garden L.P. Holding Corp., MSG Eden Corporation, ITT MSG Inc.,
             ITT Flight Operations, Inc., and Madison Square Garden, L.P., dated as of April 15, 1997. (incorporated by reference to Exhibit 2(d) of the April 1997 8-K).

                                      105

                               INDEX TO EXHIBITS
                                  (continued)

  EXHIBIT
    NO.                                                    DESCRIPTION
-----------  -------------------------------------------------------------------------------------------------------

     10.48   Formation Agreement, dated as of June 22, 1997, among Rainbow Media Sports Holdings, Inc. and Fox
             Sports Net, LLC, attaching Partners) and Annex B (Partnership Agreement of National Sports Partners).
             (incorporated by reference to Exhibit 99.1 of the April 1997 8-K).

     10.49   Lease Agreement between Nassau Cable Business Trust, as Landlord and the Company, as Tenant, dated as of November 1, 1997 (incorporated herein by reference to Exhibit 10.56 to the S-4).

     10.50   Letter Agreement and Term Sheet, dated October 2, 1997 among the Company, At Home Corporation ("At
             Home"), Comcast Corporation, Cox Enterprises, Inc., Kleiner, Perkins, Caufield & Byers and
             Tele-Communications, Inc., as amended October 10, 1997 (incorporated by reference to Exhibit 10.01 of the Current Report on Form 8-K filed by At Home (File No. 000-22697) on October 22, 1997 (the "At Home
             October 8-K")).

     10.51   Warrant to purchase shares of Series A Common Stock of At Home issued to the Company (incorporated by reference to Exhibit 10.03 of the At Home October 8-K).

     10.52   Contingent Warrant to purchase shares of Series A Common Stock of At Home issued to the Company
             (incorporated by reference to Exhibit 10.04 of the At Home October 8-K).

     10.53   Warrant Purchase Agreement, dated October 10, 1997, between At Home and the Company (incorporated by reference to Exhibit 10.02 of the At Home October 8-K).

     10.54   Amended and Restated Stockholders Agreement, dated August 1, 1996, as amended in May, 1997
             (incorporated by reference to Exhibit 4.04 of the Registration Statement on Form S-1 of At Home (File
             No. 333-27323) (the "At Home S-1")).

     10.55   Letter Agreement dated May 15, 1997 among At Home and the parties thereto, including as exhibits the
             Master Distribution Agreement Term Sheet and the Term Sheet for Form of LCO Agreement (incorporated by reference to Exhibit 10.20 of the At Home S-1).

     10.56   Credit Agreement, dated as of June 6, 1997, among Madison Square Garden, L.P., the several lenders from time to time parties thereto, the Chase Manhattan Bank, as Administrative Agent, Toronto Dominion (New
             York), Inc., as Documentation Agent, and The Bank of Nova Scotia, as Syndication Agent (incorporated herein by reference to Exhibit 10.63 to the S-4).

                                      106

                               INDEX TO EXHIBITS
                                  (continued)

  EXHIBIT
    NO.                                                    DESCRIPTION
-----------  -------------------------------------------------------------------------------------------------------

     10.57   Asset Purchase Agreement, dated as of August 29, 1997, by and among U.S. Cable Television Group, L.P.,
             ECC Holding Corporation, Missouri Cable Partners, L.P., the Company and Mediacom LLC (incorporated herein by reference to Exhibit 10.64 to the S-4).

     10.58   Loan Agreement, dated as of April 2, 1997, among Rainbow Media Holdings, Inc., the Guarantors, Canadian
             Imperial Bank of Commerce, and Toronto Dominion (Texas), Inc. as Arranging Agents and Documentation
             Agents, Canadian Imperial Bank of Commerce, as Syndication Agent, Toronto Dominion (Texas), Inc., as
             Administrative Agent and the other Credit Parties thereto (incorporated by reference to Exhibit 10.77 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997).

     10.59   First Amendment, dated November 5, 1997 to the Credit Agreement, dated as of June 6, 1997, among
             Madison Square Garden, L.P., the several lenders from time to time parties thereto, the Chase Manhattan
             Bank, as Administrative Agent, Toronto Dominion (New York), Inc., as Documentation Agent, and The Bank
             of Nova Scotia, as Syndication Agent (incorporated herein by reference to Exhibit 10.66 to the S-4).


     10.60   Second Amendment, dated December 10, 1997, to the Credit Agreement, dated as of June 6, 1997, among
             Madison Square Garden, L.P., the several lenders from time to time parties thereto, the Chase Manhattan
             Bank, as Administrative Agent, Toronto Dominion (New York), Inc., as Documentation Agent, and The Bank
             of Nova Scotia, as Syndication Agent (incorporated herein by reference to Exhibit 10.67 to the S-4).

     10.61   Cablevision Parent Stock Option Plan for Non-Employee Directors (incorporated herein by reference to
             Exhibit 10.68 to the S-4).

     10.62   Asset Purchase Agreement, dated as of January 29, 1998, between The Wiz, Inc. and each of its subsidiaries and affiliates listed on the signature pages thereto and Cablevision Electronics
             Investments, Inc. (incorporated by reference to Exhibit 99.1 of the Company report on Form 8-K (file
             no. 1-9046) dated February 5, 1998.

     10.63   Amended and Restated Contribution and Merger Agreement, dated as of June 6, 1997, among Cablevision Parent, the
             Company, CSC Merger Corporation and TCI Communications, Inc. (incorporated herein by reference to Exhibit 2.1 to the S-4).

     10.64   Stockholders Agreement, dated as of March 4, 1998, by and among the Company, Tele-Communications, Inc.,a Delaware corporation, the Class B Entities (as defined in the Stockholders Agreement) and the Investors (as defined in the
             Stockholders Agreement) (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K
             (File No. 1-9046) dated March 4, 1998).

     21      Subsidiaries of the Registrants.

     23.1    Consent of Independent Auditors.

     23.2    Consent of Independent Auditors.

     27      Financial Data Schedule - CSC Holdings, Inc. and Subsidiaries.

     27.1    Financial Data Schedule - Cablevision Systems Corporation and Subsidiary.