Form 10-K/A
period 1997-12-31
CABLEVISIONS SYSTEM CORP /NY; CSC HOLDINGS INC
filed 1998-04-30
CIK 1053112, 784681

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A


(Mark One)

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             FOR THE TRANSITION PERIOD FROM ____________ TO _________.

COMMISSION FILE            REGISTRANT; STATE              (I.R.S. EMPLOYER
NUMBER:                    OF INCORPORATION               IDENTIFICATION NO.)
                           ADDRESS AND TELEPHONE
                           NUMBER

1-14764                    CABLEVISION SYSTEMS             11-3415180
                           CORPORATION
                           (FORMERLY CSC
                           PARENT CORPORATION)
                           DELAWARE
                           ONE MEDIA CROSSWAYS,
                           WOODBURY, NY 11797
                           (516) 364-8450

1-9046                     CSC HOLDINGS, INC.              11-2776686
                           (FORMERLY CABLEVISION
                           SYSTEMS CORPORATION)
                           DELAWARE
                           ONE MEDIA CROSSWAYS,
                           WOODBURY, NY
                           11797
                           (516) 364-8450

Securities registered pursuant
to Section 12(b) of the Act:
Title of each class:


CABLEVISION SYSTEMS CORPORATION                       American Stock Exchange
Class A Common Stock

CSC Holdings, Inc.                                    American Stock Exchange
8-1/2% SERIES I CUMULATIVE
CONVERTIBLE EXCHANGEABLE
PREFERRED STOCK


Securities registered pursuant to
 Section 12(g) of the Act:                       Name of each exchange on which
                                                 registered:

NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Cablevision Systems Corporation                    Yes  X      No
                                                      -----       -----

CSC Holdings, Inc.                                 Yes  X      No
                                                      -----       -----

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ____.

Aggregate market value of voting stock held by nonaffiliates of the registrant based on the closing price at which such stock was sold on the American Stock Exchange on April 1, 1998: $3,412,394,343

     Number of shares of Common Stock outstanding as of April 1, 1998:

Cablevision Systems Corporation Class A Common Stock - 52,676,806
Cablevision Systems Corporation Class B Common Stock - 22,193,418
CSC Holdings, Inc.                      Common Stock -      1,000

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       AMENDMENT TO APPLICATION OR REPORT
                FILED PURSUANT TO SECTION 12, 13, OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




                         CABLEVISION SYSTEMS CORPORATION
                               CSC HOLDINGS, INC.

                           AMENDMENT NO. 1

          The undersigned registrants hereby amends the following items, financial statements, exhibits or other portions of their Annual Report on Form 10-K for the fiscal year ended December 31, 1997 as set forth in the pages attached hereto:

          Item 10. - Directors and Executive Officers of the Registrant.

          Item 11. - Executive Compensation.

          Item 12. - Security Ownership of Certain Beneficial Owners and
                     Management.

          Item 13. - Certain Relationships and Related Transactions.

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The Board of Directors of Cablevision Systems Corporation (the "Company") met, or acted by written consent in lieu of meeting, one time in 1997 and presently consists of 15 members, 9 of whom are officers of the Company or its subsidiaries. The Board of Directors of CSC Holdings, Inc. met, or acted by written consent in lieu of meeting, seventeen times in 1997 and has the same membership as the Company's Board of Directors.

BOARD COMMITTEES

            The Board of Directors has an Executive Committee, an Audit Committee and a Compensation Committee. The Board of Directors does not have a nominating committee.

            The committees of the Board of Directors of the Company were constituted on March 3, 1998. The Executive Committee was reconstituted on April 20, 1998. Meetings of committees of the Board of Directors referred to below were meetings of the equivalent committees of the Board of Directors of CSC Holdings, Inc.

            The Executive Committee consists of Messrs. James L. Dolan, John Tatta, William J. Bell, Marc A. Lustgarten, Robert S. Lemle, John C. Malone and Richard H. Hochman. The Executive Committee is authorized to exercise, between meetings of the Board of Directors, all the powers thereof except as limited by Delaware law and except for certain specified exceptions. The Executive Committee met, or acted by written consent in lieu of meeting, two times in 1997.

            The Audit Committee of the Board of Directors consists of Messrs. Richard H. Hochman and Victor Oristano. The functions of the Audit Committee are to review and report to the Board of Directors with respect to selection and the terms of engagement of the Company's independent public accountants, and to maintain communications among the Board of Directors, such independent public accountants and the Company's internal accounting staff with respect to accounting and audit procedures, the implementation of recommendations by such independent public accountants, the adequacy of the Company's internal audit controls and related matters. The Audit Committee met, or acted by written consent in lieu of meeting, two times in 1997.

            The Compensation Committee consists of Messrs. Oristano, Hochman and Tatta. The functions of the Compensation Committee are (i) to represent the Board in discharging its responsibilities with respect to the Company's employee stock plan and, in doing so, to administer such plans with regard to, among other things, the determination of eligibility of employees, the granting of stock, SARs and/or options, and the termination of such plans and (ii) to determine the appropriate levels of compensation, including salaries, bonuses, stock and option rights and retirement benefits for members of the Company's senior management, subject to the approval of the Board of Directors. A subcommittee of the Compensation Committee consisting of Messrs. Oristano and Hochman, has exclusive authority and responsibility for, and with respect to, any grants or awards under the Company's employee stock plans to any executive officer of the Company, and to the Company's other most senior employees. The Compensation Committee met, or acted by written consent in lieu of meeting, eight times in 1997.

            In addition to its standing committees, the Board of Directors from time to time convenes a Special Committee, in accordance with the Company's By-laws, to consider any proposed investment in, or advance to, a Dolan Affiliate (as defined below). The Special Committee is comprised of (a) two directors who are neither (i) officers or employees of the Company, (ii) officers or directors of the Dolan Affiliate which is a party to the transaction at issue, nor (iii) directors nominated by TCI, and (b) for so long as TCI is entitled to nominate two directors to the Company's Board of Directors, two directors nominated by TCI. A "Dolan Affiliate" is defined in the by-laws to include Charles F. Dolan, certain members of Charles F. Dolan's family and certain trusts for members of Charles F. Dolan's family, and any other corporation, partnership, association or other organization owned or controlled by Charles F. Dolan, other than any entity which is a subsidiary of the Company. The Special Committee currently consists of Messrs. John C. Malone, Leo J. Hindery, Jr., Victor Oristano and Vincent Tese.

            Each member of the Board of Directors participated in not less than 75% of the aggregate number of meetings or consents in lieu of meeting of the Board of Directors of the Company or CSC Holdings, Inc. and of each Board committee of which he or she was a member, during 1997.

COMPENSATION OF DIRECTORS

            Directors who are not employees are paid a fee of $20,000 per year for services rendered in that capacity, a fee of $1,000 for each meeting attended in person and a fee of $500 for each meeting participated in by telephone. Members of the Audit Committee and the Special Committee and members of the Compensation Committee and the Executive Committee who are not officers of the Company are paid an annual fee of $2,500 ($5,000 in the case of the Chairman of each such committee), and a fee of $1,000 for each meeting attended in person and a fee of $500 for each meeting participated in by telephone. Non-employee members of the Board of Directors who serve on the Cablevision Employee Benefit Plans Investment Committee receive a fee of $1,000 for each meeting attended in person and a fee of $500 for each meeting participated in by telephone.

            John Tatta, a non-employee director, has a consulting agreement with the Company dated January 27, 1998, expiring in 2001, which continues Mr. Tatta's consulting arrangement with the Company. The agreement provides for an annual consulting fee of $350,000, reimbursement of certain expenses and the continuation of certain life insurance and supplemental pension benefits provided to him when he was an employee. Pursuant to this consulting agreement, under which Mr. Tatta assists senior management of the Company in strategic planning and performs special projects relating to the Company's business, Mr. Tatta is to provide not more than 50 percent of his professional time to the Company.

            The following table sets forth the directors and executive officers of the Company as of April 1, 1998.

NAME                     AGE                     POSITION
----                     ---                     --------

Charles F. Dolan.......  71           Chairman and Director
James L. Dolan.........  42           Chief Executive Officer and Director
William J. Bell........  58           Vice Chairman and Director
Marc A. Lustgarten.....  51           Vice Chairman and Director
Robert S. Lemle........  45           Executive Vice President, General Counsel,
                                      Secretary and Director
Andrew B. Rosengard....  40           Executive Vice President, Financial
                                      Planning and Controller
Thomas C. Dolan........  45           Senior Vice President and Chief
                                      Information Officer and Director
Margaret Albergo.......  44           Senior Vice President, Planning and
                                      Performance
Joseph W. Cece.........  45           Senior Vice President, Strategic Planning
Sheila A. Mahony.......  56           Senior Vice President and Director
Barry J. O'Leary.......  54           Senior Vice President, Finance
                                      and Treasurer
Patrick F. Dolan.......  47           Vice President of News and Director
John Tatta.............  78           Director
Charles D. Ferris......  64           Director
Richard H. Hochman.....  52           Director
Victor Oristano........  81           Director
Vincent Tese...........  55           Director
John C. Malone.........  57           Director
Leo J. Hindery, Jr. ...  50           Director

      All directors hold office until the annual meeting of stockholders of the Company next following their election and until their successors are elected and qualified. All executive officers are elected to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

      Information with respect to the business experience and affiliations of the directors and executive officers of the Company is set forth below.

      Charles F. Dolan -- Chairman and Director of the Company since
January 12, 1998. Chairman and Director of the Company's subsidiary,
CSC Holdings, Inc. ("CSC Holdings") since 1985. Chief Executive Officer of CSC Holdings from 1985 to October 1995. Founded and acted as the General Partner of CSC Holdings' predecessor from 1973 until 1985. Established Manhattan Cable Television in 1961 and Home Box Office in 1971. Charles F. Dolan is the father of James L. Dolan, Patrick F. Dolan and Thomas C. Dolan.

      James L. Dolan -- Chief Executive Officer and Director of the Company since January 12, 1998. Chief Executive Officer of CSC Holdings since October 1995 and Director of CSC

Holdings since 1991. Chief Executive Officer of Rainbow Media Holdings, Inc., a subsidiary of CSC Holdings, from September 1992 to October 1995. Vice President of CSC Holdings from 1987 to September 1992. James L. Dolan is the son of Charles F. Dolan and the brother of Patrick F. Dolan and Thomas C. Dolan.

      William J. Bell -- Vice Chairman and Director of the Company since January 12, 1998. Vice Chairman and Director of CSC Holdings since 1985. Joined CSC Holdings' predecessor in 1979. Mr. Bell is a member of the Board of Governors of the American Stock Exchange.

      Marc A. Lustgarten -- Vice Chairman and Director of the Company since January 12, 1998. Director of CSC Holdings since 1985. Vice Chairman of CSC Holdings since 1989. Executive Vice President of CSC Holdings from 1985 to 1989.

      Robert S. Lemle - Executive Vice President, General Counsel and Secretary and Director of the Company since January 12, 1998. Director of CSC Holdings since 1988. Executive Vice President, General Counsel and Secretary of CSC Holdings since February 1994. Senior Vice President, General Counsel and Secretary of CSC Holdings from 1986 to February 1994.

      Andrew B. Rosengard - Executive Vice President, Financial Planning and Controller of the Company since January 12, 1998. Executive Vice President, Financial Planning and Controller of CSC Holdings since November 1997. Senior Vice President and Controller of CSC Holdings since February 1996 to November 1997. Senior Vice President, Finance for Rainbow Programming Holdings, Inc., a subsidiary of CSC Holdings, from 1990 to February 1996.

      Margaret Albergo -- Senior Vice President, Planning and Performance of the Company since January 12, 1998. Senior Vice President, Planning and Performance of CSC Holdings since October 1996. Senior Vice President, Operations of Rainbow Programming Holdings, Inc., a subsidiary of CSC Holdings, from August 1995 to October 1996. Vice President, Corporate Development of Rainbow Programming Holdings, Inc. from 1993 until August 1995. Director of Operations and Administration of News 12 Long Island from 1991 to 1993.

      Joseph W. Cece -- Senior Vice President, Strategic Planning of the Company since January 12, 1998. Senior Vice President, Strategic Planning of CSC Holdings since February 1996. President and Chief Operating Officer of Cablevision Lightpath, Inc., a subsidiary of CSC Holdings, from January 1994 to February 1996. Vice President, New Business of CSC Holdings from September 1993 to January 1994. President and Publisher of T.V. Guide from October
1988 to August 1993.

      Thomas C. Dolan -- Senior Vice President and Chief Information Officer and Director of the Company since January 12, 1998. Senior Vice President and Chief Information Officer of CSC Holdings since February 1996. Vice President and Chief Information Officer of CSC Holdings from July 1994 to February 1996. General Manager of CSC Holdings' East End Long Island cable system from November 1991 through July 1994. Thomas C. Dolan is the son of
Charles F. Dolan and the brother of Patrick F. Dolan and James L. Dolan.

      Sheila A. Mahony - Senior Vice President and Director of the Company since January 12, 1998. Director of CSC Holdings since 1988. Senior Vice President of CSC Holdings since June 1995. Vice President of Government Relations and Public Affairs of CSC Holdings and its predecessor from 1980 to June 1995.

      Barry J. O'Leary -- Senior Vice President, Finance and Treasurer of the Company since January 12, 1998. Senior Vice President, Finance CSC Holdings since 1986. Vice President of CSC Holdings from 1985 to 1986 and Treasurer of CSC Holdings since December 1985. Prior to joining CSC Holdings' predecessor in 1984, Mr. O'Leary spent sixteen years with Toronto-Dominion Bank.

      Patrick F. Dolan - Director of the Company since January 12, 1998. Director of CSC Holdings since August 1991. Vice President of News since September 1995. News Director of News 12 Long Island, a subsidiary of CSC Holdings, from December 1991 to September 1995. Patrick F. Dolan is the son of Charles F. Dolan and the brother of James L. Dolan and Thomas C. Dolan.

      John Tatta -- Director of the Company since January 12, 1998. Director of CSC Holdings since 1985. Consultant to CSC Holdings since January 1992. President of CSC Holdings from 1985 through December 1991. Chief Operating Officer of CSC Holdings from 1985 to 1989.

      Charles D. Ferris -- Director of the Company since January 12, 1998. Director of CSC Holdings since 1985. Member of the law firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. since 1981. Chairman of the FCC from October 1977 until April 1981.

      Richard H. Hochman -- Director of the Company since January 12, 1998. Director of CSC Holdings since 1986. Managing Partner of Regent Capital Partners, L.P. since April 1995. Managing Director of PaineWebber
Incorporated from 1990 to April 1995. Mr. Hochman is also a director of Talton Holding, Inc. and R.A.B. Enterprises, Inc.

      Victor Oristano -- Director of the Company since January 12, 1998. Director of CSC Holdings since 1985. Chairman of Alda Limited Partners, a holding company which has built and operated cable television systems in Connecticut, Florida, New Jersey, Pennsylvania and England since 1966. Mr. Oristano is also a member of the Board of Directors of People's Choice TV, Corp.

      Vincent Tese -- Director of the Company since January 12, 1998. Director of CSC Holdings since July 1996. Director of The Bear Stearns Companies, Inc. since December 1994. Chairman of Wireless Cable International, Inc. since July 1995. Chairman of Cross Country Wireless from December 1994 to July 1995. Mr. Tese served as Chairman and Chief Executive Officer of the New York State Urban Development Corporation from 1985 to 1987, and as Director of Economic Development for New York State from 1987 to December 1994. Mr. Tese also serves on the Board of Directors of Quintel Entertainment, Inc., Custodial Trust Company and Bowne & Co., Inc.

      John C. Malone - Director of the Company and of CSC Holdings since March 4, 1998. Director of Tele-Communications, Inc. since June 1994. Chairman of the Board of Tele-Communications, Inc. from November 1996. Chief Executive Officer of Tele-Communications, Inc. from January 1994. President of Tele-Communications, Inc. from January 1994 through March 1997. Chief Executive Officer of TCI Communications, Inc. from March 1992 to October 1994 and President of TCI Communications, Inc. from 1973 to October 1994. Chairman of the Board of Directors of TCI International, Inc. since May 1995. Director of TCI Pacific Communications, Inc. since July 1996. Director of BET Holdings, Inc., The Bank of New York and TCI Satellite Entertainment, Inc. Director of TCI Communications, Inc. since 1973.

      Leo J. Hindery, Jr. -- Director of the Company and of CSC Holdings since March 4, 1998. Director of Tele-Communications, Inc. since May 1997. President and Chief Operating Officer of Tele-Communications, Inc. from March 1997. President, Chief Executive Officer and Director of TCI Communications, Inc. since March 1997. Founder, Managing General Partner and Chief Executive Officer of InterMedia Partners and its affiliated entities since 1988 and a Director and Chairman of the Board of TCI Music, Inc. and director of TCI Pacific Communications, Inc.

ITEM 11 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table shows, for the fiscal years ended December 31, 1997, 1996 and 1995, the cash compensation paid by the Company, and a summary of certain other compensation paid or accrued for such years, to Charles F. Dolan, to James L. Dolan and to each of the Company's four other most highly compensated executive officers who were serving as executive officers at the end of 1997 (the "named executive officers") for service in all capacities with the Company.


                         AWARD COMPENSATION               LONG TERM
                         ------------------             COMPENSATION
                                                           AWARDS
                                                        -------------     ALL OTHER
NAME AND PRINCIPAL                                         OPTIONS/       COMPEN-
POSITION                YEAR    SALARY($)   BONUS($)        SARS(#)      SATION($)(1)

Charles F. Dolan         1997   525,000     525,000           0           315,962
Chairman and             1996   525,000     225,000           0           150,934
Director                 1995   516,667     390,000           0           150,796

James L .Dolan           1997   550,000   2,750,000           0           213,684
Chief Executive          1996   555,206     225,000           0            43,188
Officer and Director     1995   360,000     275,000           0             5,425

William J. Bell          1997   525,000   2,150,000     350,000           117,275
Vice Chairman and        1996   500,000     330,000           0           100,239




Director                 1995   500,000     390,000           0            94,092

Marc A. Lustgarten       1997   525,000    2,250,000    360,000            64,386
Vice Chairman and        1996   525,000      330,000          0            58,635
Director                 1995   500,000      390,000          0            52,866

Robert S. Lemle          1997   475,000    1,250,000    287,600            51,753
Executive Vice           1996   475,000      315,000          0            49,999
President, General       1995   425,000      372,000     15,200            43,271
Counsel, Secretary
and Director

Andrew Rosengard         1997   348,154      800,000     70,000            15,588
Executive Vice           1996   278,876      226,250          0                 0
President, Financial     1995   214,389      140,000          0                 0
Planning and
Controller


(1) For 1997, represents the sum of (i) for each individual, $2,400 contributed by CSC Holdings on behalf of such individual under CSC Holdings' Money Purchase Pension Plan (the "Pension Plan"), (ii) for each individual, $25,200 credited to such individual (other than Mr. James Dolan and Mr. Rosengard) on the books of CSC Holdings pursuant to the defined contribution portion of CSC Holdings' Supplemental Benefit Plan (the "Supplemental Plan"), (iii) for each individual, $2,400 contributed by CSC Holdings on behalf of such individual as a basic company contribution under CSC Holdings' 401(k) Plan, (iv) for each individual, the following amounts contributed by CSC Holdings on behalf of such individual as a matching contribution under CSC Holdings' 401(k)
     Plan: Mr. Charles Dolan $1,063, Mr. James Dolan $952; Mr. Bell $875; Mr. Lustgarten $1,063; Mr. Lemle $792 and Mr. Rosengard $713, (v) for each individual, the following amounts paid as a premium on individual life insurance policies purchased by CSC Holdings for the executive officer to replace coverage under the integrated policy previously provided by CSC Holdings: Mr. Charles Dolan $164,983; Mr. James Dolan $39,847; Mr. Bell $86,400; Mr. Lustgarten $33,323; Mr. Lemle $20,961 and Mr. Rosengard $10,075, and (vi) for Mr. Charles Dolan and Mr. James Dolan, $119,916 and $168,085, respectively, representing the value of personal use of CSC Holdings' aircraft, determined in accordance with the Standard Industry Fare Level as promulgated by the Internal Revenue Service.

OPTION/SAR GRANTS TABLE

   The following table contains certain information with respect to stock options and SAR's granted to the named executive officers in 1997 under CSC Holdings' First Amended and Restated 1996 Employee Stock Plan.

           OPTION/SAR GRANTS IN LAST FISCAL YEAR
 -----------------------------------------------------------------------
                                                         POTENTIAL REALIZABLE VALUE
                                                         AT ASSUMED ANNUAL RATES
                                                         OF STOCK PRICE APPRECIATION
                                INDIVIDUAL GRANTS             FOR OPTION TERM (1)
 -----------------------------------------------------------------------
 -----------------------------------------------------------------------
                                   % OF TOTAL
                                   OPTIONS/SARS
                                   GRANTED TO
                                   EMPLOYEES   EXERCISE OR   MARKET PRICE   EXPIR-
                     OPTION/SARS   IN FISCAL   BASE PRICE    ON DATE OF     ATION
                     GRANTED(#)    YEAR 1997   ($/SHARE)     GRANT($)       DATE         5%($)        10%($)
---------------------------------------------------------------------------------------------------------------
Charles F. Dolan          --           --         --            --               --            --            --

James L. Dolan            --           --         --            --               --            --            --

William Bell         350,000(2)(3)   15.8%     14.25         14.25          04/17/07     3,136,000    7,948,500

Marc Lustgarten      360,000(2)(4)   16.2%     14.25         14.25          04/17/07     3,225,600    8,175,600

Robert S. Lemle      287,600(2)(5)   13.6%     14.25         14.25          04/17/07     2,576,896    6,531,396

Andrew Rosengard      70,000(2)(6)   3.2%      14.25         14.25          04/17/07       627,200    1,589,700


(1) The dollar amounts under these columns are the result of calculations at 5% and 10% rates set by the SEC, and therefore are not intended to forecast possible future appreciation of the Company's stock price. In all cases the appreciation is calculated from the award date to the end of the option term.

(2) Options and SARs granted on April 17, 1997 under CSC Holdings' Amended and Restated 1996 Employee Stock Plan and assumed by the Company under CSC Parent Corporation's Employee Stock Plan. Such options and SARs become exercisable in annual installments of 33 1/3 percent per year, beginning on December 31, 1997 and on each of the first two anniversaries of that date. One half of the amounts set forth are options and one half are SARs. Options and SARs may be independently exercised. Vesting of options and SARs may be accelerated upon a change of control of the Company (see "Employee Contracts and Severance and Change-In-Control Arrangements" below).

(3) Includes 75,000 options and 75,000 SARs granted in replacement of 150,000 options and 150,000 SARs granted on November 18, 1994 at an exercise price of $28.25 (adjusted for the Stock Split).

(4) Includes 80,000 options and 80,000 SARs granted in replacement of 160,000 options and 160,000 SARs granted on November 18, 1994 at an exercise price of $28.25 (adjusted for the Stock Split).

(5) Includes 63,800 options and 63,800 SARs granted in replacement of 120,000 options and 120,000 SARs granted on November 18, 1994 at an exercise price of $28.25 (adjusted for Stock Split), and 7,600 options and 7,600 SARs granted on November 2, 1995 at an exercise price of $26.0625 (adjusted for the Stock Split).

(6) Includes 35,000 options and 35,000 SARs granted in replacement of 27,500 options and 27,500 SARs granted on May 1, 1996 at an exercise price of $24.75 (adjusted for the Stock Split).

AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR END OPTION/SAR VALUE TABLE

      The following table shows certain information with respect to the named executive officers concerning (i) each exercise of stock options or SARs during 1997, and (ii) unexercised stock options and SARs held as of December 31, 1997.

                    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                               FISCAL YEAR-END OPTION/SAR VALUES
--------------------------------------------------------------------------------------------------------------------
                                                        Number of Securities
                                                        Underlying Unexercised            Value of Unexercised
                                                            Options/SARs at               In-The-Money Options/
                        Shares                                12/31/97 (#)                 SARs at 12/31/97 ($)
                      Acquired On        Value       ------------------------------- -------------------------------
Name                  Exercise (#)     Realized ($)  Exercisable  /  Unexercisable      Exercisable  / Unexercisable
--------------------------------------------------------------------------------------------------------------------
Charles F. Dolan            --               --             --                --                --               --
James L. Dolan              --               --         54,750            18,250         1,471,406          490,469
William J. Bell         75,000 (1)     1,047,656       280,864           254,336         9,151,202        8,410,298
Marc A. Lustgarten      75,000 (1)     1,047,656       280,864           261,004         9,263,240        8,634,509
Robert S. Lemle         52,500 (1)       718,125       245,796           212,804         7,921,681        6,987,669
Andrew Rosengard        37,532 (2)       691,339        23,332            55,236           784,538        1,790,464
--------------------------------------------------------------------------------------------------------------------

(1) Exercise of SARs granted under CSC Holdings, Inc. Amended and Restated Employee Stock Plan.

(2) Exercise of stock options and SARs granted under CSC Holdings, Inc. Amended and Restated Employee Stock Plan and CSC Holdings, Inc. First Amended and Restated 1996 Employee Stock Plan.

LONG-TERM INCENTIVE PLAN AWARDS TABLE

      The following table contains certain information with respect to awards granted to the named executive officers in 1997 under CSC Holdings 1997 Long-Term Incentive Plan.

                      LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                                                           Estimated Future Payouts under Non-Stock
                                                           Price-Based Plans
-----------------------------------------------------------------------------------------------------
                                        Performance
                           Number of      or Other
                         Shares, units  Period Until
                           or other      Maturation        Threshold      Target         Maximum
NAME                       Rights(#)     or Payout            ($)          ($)              ($)
-----------------------------------------------------------------------------------------------------
Charles F. Dolan              N/A           N/A               --           --               --
-----------------------------------------------------------------------------------------------------
James Dolan (1)               N/A        12-36 mos.           --        4,000,000           --
-----------------------------------------------------------------------------------------------------
Marc Lustgarten (2)           N/A        12-36 mos.           --        2,250,000           --
-----------------------------------------------------------------------------------------------------
William Bell (2)              N/A        12-36 mos.           --        2,000,000           --
-----------------------------------------------------------------------------------------------------
Robert Lemle (2)              N/A        12-36 mos.           --        1,650,000           --
-----------------------------------------------------------------------------------------------------
Andrew Rosengard (3)          N/A        12-72 mos.           --        1,200,000           --
-----------------------------------------------------------------------------------------------------


(1) Such individual received a contingent cash award, granted as of January 1, 1997, under the Company's 1997 Long-Term Incentive Plan, in the amount indicated. The indicated amount is payable in full upon the attainment of specified performance objectives, including
      (a) incremental cash flow in respect of calendar years 1997, 1998 and 1999 in excess of specified targets, and (b) private market value of the Company at the end of any calendar quarter starting with the fourth quarter of 1997, in excess of specified targets.

(2) Each individual received a contingent cash award, granted as of January 1, 1997, under the Company's 1997 Long-Term Incentive Plan, in the amount indicated. These awards were granted in conjunction with certain stock option awards and SARs granted during 1997, as described in the Option/SAR Grants Table. The indicated amount is payable in full upon the attainment of specified "minimum performance objectives" or of specified "exemplary performance objectives." If the recipient elects to receive payment of the award following attainment of the minimum performance objectives but prior to the attainment of the exemplary performance objectives, then the related stock options and SARs are canceled. Minimum performance objectives include growth in cash flows and revenues in respect of calendar years 1997, 1998 and 1999 in excess of specified targets. Exemplary performance objectives include (a) incremental cash flows in respect of calendar years 1997, 1998 and 1999 in excess of specified targets, and (b) private market value of the Company at the end of any calendar quarter starting with the fourth quarter of 1997, in excess of specified targets.

(3) The amount indicated includes (a) a $700,000 contingent cash award payable upon the terms described in footnote (2) above, and (b) a $500,000 cash award, increased annually through and including December 31, 2003 by an amount equal to 20% of the recipient's base salary earned during such calendar year, and accruing interest at 6.75% per annum. The award described in (b) above, is payable 50% on January 1, 2002 and 50% on January 1, 2004, so long as the recipient has remained in the continuous employ of the Company through such date.

      DEFINED BENEFIT PENSION PLAN

      The Company's, nonqualified Supplemental Benefit Plan provides actuarially-determined pension benefits, among other types of benefits, for 21 employees of the Company or its subsidiaries who were previously employed by Cablevision Systems Services Corporation ("CSSC"). CSSC, which is wholly-owned by Charles Dolan, provided management services to Cablevision Company (the Company's predecessor) and to certain affiliates of the Company. The Supplemental Plan is designed to provide these employees, in combination with certain qualified benefit plans maintained by the Company and certain qualified retirement plans formerly maintained by CSSC, with the same retirement benefit formulae they would have enjoyed had they remained employees of CSSC and continued to participate in the former CSSC qualified plans. The Supplemental Plan provides that the Company may set aside assets for the purpose of paying benefits under the Supplemental Plan, but that any such assets remain subject to the claims of general creditors of the Company.

      The defined benefit feature of the Supplemental Plan provides that, upon attaining normal retirement age (the later of age 65 or the completion of five years of service), a participant will receive an annual benefit equal to the lesser of 75% of his or her average compensation (not including bonuses and overtime) for his or her three most highly compensated years and the maximum benefit permitted by the Code (the maximum in 1997 is $120,000 for employees who retire at age 65), reduced by the amount of any benefits paid to such individual pursuant to the qualified defined benefit plan formerly maintained by CSSC. This benefit will be reduced proportionately if the participant retires or otherwise terminates employment before reaching normal retirement age.

      The following sets forth the estimated annual benefits payable upon normal retirement under the defined benefit portion of the Supplemental Plan (reduced by any retirement benefits paid in connection with the termination of the CSSC Defined Benefit Pension Plan) to the following persons: Mr. Charles Dolan, $144,463; Mr. James Dolan, $0; Mr. Bell, $101,765, Mr. Lustgarten, $109,330; Mr. Lemle, $114,484 and Mr. Rosengard $0.

EMPLOYMENT CONTRACTS AND SEVERANCE AND CHANGE-IN-CONTROL ARRANGEMENTS

      Charles Dolan has an employment agreement with the Company expiring in January 1999 with automatic renewals for successive one-year terms unless terminated by either party at least three months prior to the end of the then existing term. The agreement provides for annual compensation of not less than $400,000 per year to Mr. Dolan. The agreement also provides for payment to Mr. Dolan's estate in the event of his death during the term of such agreement, of an amount equal to the greater of one year's base salary or one-half of the compensation that would have been payable to Mr. Dolan during the remaining term of such agreement.

      Under the applicable award agreements, the vesting of the bonus award shares, stock options and SARs granted to employees, including Messrs. James Dolan, Bell, Lustgarten, Lemle and Rosengard, under the Company's Amended and Restated Employee Stock Plan and its predecessor plans, may be accelerated, in certain circumstances, upon a "change of control" of the Company. A "change of control" is defined as the acquisition by any person or group, other than Charles Dolan or members of his immediate family (or trusts for the benefit of Charles Dolan or his immediate family) or any employee benefit plan sponsored or maintained by the Company, of (1) the power to direct the management of substantially all of the cable television systems then owned by the Company in the New York City metropolitan area, or (2) after any fiscal year of the Company in which the Company's cable television systems in the New York City metropolitan area contributed in the aggregate less than a majority of the net revenues of the Company and its consolidated subsidiaries, the power to direct the management of the Company or substantially all of its assets. Upon such a change in control, the bonus award shares, stock options and SARs may be converted into either a right to receive an amount of cash based upon the highest price per share of Common Stock paid in the transaction resulting in the change of control, or into a corresponding award with equivalent profit potential in the surviving entity, at the election of the Compensation Committee.

      The Company adopted as of May 1, 1994, a severance pay plan pursuant to which an employee whose employment is involuntary terminated (other than for cause) or who resigns with the approval of the Company, may receive a benefit in an amount determined by the Company.

      In March 1998, the Company entered into employment agreements with each of Messrs. Bell, Lustgarten and Lemle, which agreements replaced previous employment agreements. The agreements are each for a three year term ending December 31, 2000 and may each be extended for additional one-year periods up until December 31, 2000, unless the Company or the executive notifies the other of its election not to extend by the preceding October 31. Under their respective agreements, these executives are to receive annual salaries of not less then $700,000 in the case of Mr. Bell, $750,000 in the case of Mr. Lustgarten, and $525,000 in the case of Mr. Lemle. Each agreement also provides that in the event that the executive leaves the Company involuntarily (other than for cause), following a change of control (as defined above), or because such executive's compensation, title or responsibilities are reduced without his consent, such executive shall be entitled to receive (1) a severance payment of not less than the salary due for the remainder of the employment agreement or one year's annual salary (or three times the sum of his annual salary plus his prior year's annual bonus in the event of a change of control), whatever is greater, (2) an annual bonus of not less than 100% of annual salary for Messrs. Bell and Lustgarten and 65% of annual salary for Mr. Lemle, pro rated for the months worked during such year, (3) the right to receive payment of all bonus shares and deferred compensation awards, and to exercise all stock option and conjunctive rights awards for the remainder of the term of the agreement, or a period of 180 days, if greater, whether or not such awards are due or exercisable at the time, (4) the right to receive payment of all outstanding long-term performance awards, at such time, if any, as such awards shall be earned (as if such employee remained in the continuous employ of the Company through the payment date), (5) three years payment of life insurance premiums and (6) the right to participate in the Company's health plan for retired executives.

      In February 1996, the Compensation Committee adopted the Cablevision Systems Corporation Supplemental Life Insurance Premium Payment Plan (the "Supplemental Life Insurance Premium Payment Plan"). Under the Supplemental Life Insurance Premium Payment Plan, at all times following a change of control (as detailed above) the Company would pay on behalf of certain executive officers of the Company, including Messrs. James Dolan, Bell, Lustgarten, Lemle and Rosengard all premiums on life insurance policies purchased by the Company for such executive officers, up to the aggregate amount of additional premiums, if any, necessary to fund fully the face amount of such executive officer's policy as in effect immediately prior to the change of control.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      As disclosed above, the Compensation Committee of the Board of Directors is comprised of Messrs. Oristano, Tatta and Hochman. (See "Report of Compensation Committee," above.) Mr. Tatta, the Chairman of the Company's Executive Committee and the former President of the Company, is currently a consultant to the Company. Mr. Oristano and Mr. Hochman are not employees of the Company. Certain relationships and transactions between the Company and these individuals of their affiliates is described under ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 12 -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth (i) the number and percent of shares of Class A and Class B Common Stock owned of record and beneficially as of March 31, 1998 by each director and each executive officer of the Company named in the summary compensation table below and (ii) the name, address and the number and percent of shares of Class A and Class B Common Stock owned of record and beneficially by persons beneficially owning more than five (5%) percent of any class.

                                                                                               Combined Voting
                                                                                                   Power of
                                         Class A           Class B       Class A & Class B     Class A & Class B
                                       Common Stock      Common Stock       Common Stock          Common Stock
                                       Beneficially      Beneficially       Beneficially          Beneficially
    Name and Address                     Owned (1)        Owned (1)(2)       Owned (1)(2)          Owned (1)(2)
    ----------------                     ---------       -------------       -------------         -------------
Charles F. Dolan (3) (4)(5)
One Media Crossways
Woodbury, NY 11797                     797,616   1.5%   12,198,562  55.0%   12,996,178  17.4%           44.7%

Charles F. Dolan
1997 Grantor Retained
Annuity Trust ( 5 )                         --    --     2,267,012   3.0%    2,267,012   3.0%           8.3%

The Capital Group
 Companies, Inc. (6)
Capital Research and
 Management Company (6)
Capital Guardian Trust Company (6)
333 South Hope Street
Los Angeles, CA 90071                4,812,820   9.1%            -     -     4,812,820   6.4%           1.8%

Gabelli Funds, Inc. (7)
GAMCO Investors, Inc. (7)
One Corporate Center
Rye, NY 10580                        7,982,850  15.2%            -     -     7,982,850  10.7%           2.9%

Harris Associates L.P. (8)
Harris Associates Inc. (8)
Two Lasalle Street, Suite 500
Chicago, IL 60602-3790               2,899,000   5.5%                        2,899,000   3.9%           1.1%

Tele-Communications, Inc. (9)
Country Cable III, Inc. (9)
TCI CSC II, Inc. (9)
5619 DTC Parkway
Englewood, CO 80111                 24,991,286  47.4%            -     -    24,991,286  33.4%           9.1%



John Tatta (10)                         40,000     *             -     -           40,000     *         *
William J. Bell (11) (12)              151,530     *             -     -          151,530     *         *
Robert S. Lemle (11) (12)              133,780     *             -     -          133,780     *         *
Marc Lustgarten (11) (12)              154,624     *             -     -          154,624     *         *
Sheila A. Mahony (12)                   39,758     *             -     -           39,758     *         *
Charles D. Ferris (13)                  19,000     *             -     -           19,000     *         *
Richard H. Hochman (13)                 21,188     *             -     -           21,188     *         *
Victor Oristano (13) (14)               19,000     *             -     -           19,000     *         *
James L. Dolan (12) (15) (23) (24)      38,500     *     1,490,482   6.7%       1,528,982   2.0%      5.4%
Patrick F. Dolan (12) (16)(21)(25)      11,750     *     1,634,820   7.4%       1,646,570   2.2%      6.0%
Thomas C. Dolan (12)(17)(22)(26)(27)    11,800     *     1,287,372   1.7%       1,299,172   1.7%      4.7%
Vincent Tese (13)                        6,000     *             -     -            6,000     *         *
Leo J. Hindery, Jr. (9)                      -     *             -     -                -     *         *
John C. Malone (9)                           -     *             -                      -     *         *

All executive officers
 and directors as a group

(19 persons)(3)(4)(5)(9)(10)(11)
(12)(13)(14)(15)(16)(17)(21)
(22) (23)(24)(25)(26)(27)            1,526,202   2.9%   16,611,236  74.8%      18,137,438  24.2%     61.0%

Paul J. Dolan(18)(23)(24)
(25)(26)(27)
100 Corporate Place Suite 150
Chardon, OH 44024                        3,700     *     3,748,104  16.9%       3,750,304   5.0%     13.6%

Kathleen M. Dolan(18)(25)(28)
One Media Crossways
Woodbury, NY 11797                     272,000     *     1,433,482   6.5        1,469,482   2.1%      5.3%

Mary S. Dolan(19)(21)
300 So. Riverside Plaza
Suite 1480
Chicago, IL 60606                        3,000     *     1,194,802   5.4%       1,196,302   1.6%      4.4%

Deborah A. Dolan(19)(25)(28)
One Media Crossways
Woodbury, NY 11797                     272,000     *     1,633,482   7.4%       1,769,482   2.4%      6.0%

Matthew J. Dolan(20) (22)
231 Main Street
Court House Annex
Chardon, OH 44024                         3000     *     1,194,802   5.4%       1,196,302   1.6%      4.4%

Marianne E. Weber(20)(26)(27)(28)
One Media Crossways
Woodbury, NY 11797                     272,000     *     1,269,710   5.7%       1,405,710   1.9%      4.7%

John MacPherson (29)
21 Old Town Lane
Halesite, NY 10019                      76,000     *     3,780,148  17.0%       3,823,148   5.1%     13.8%


(1) Beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to the security through any contract, arrangement, understanding, relationship or otherwise. Unless indicated, beneficial ownership disclosed consists of sole voting and investment power. Beneficial ownership of Class A Common Stock is exclusive of the shares of Class A Common Stock that are issuable upon conversion of shares of Class B Common Stock.

(2) Class B Common Stock is convertible into Class A Common Stock at the option of the holder on a share for share basis. The holder of one share of Class A Common Stock is entitled to one vote at a meeting of stockholders of the Company, and the holder of one share of Class B Common Stock is entitled to ten votes at a meeting of stockholders of the Company except in the election of directors.

(3) Includes 369,660 shares of Class A Common Stock owned by the Dolan Family Foundation, a New York not-for-profit corporation, the sole members of which are Charles Dolan and his wife, Helen A. Dolan. Neither Mr. Dolan nor Mrs. Dolan has an economic interest in such shares, but Mr. Dolan and his wife share the ultimate power to vote and dispose of such shares. Under certain rules of the Securities and Exchange Commission, so long as Mr. Dolan and his wife retain such powers, each of Mr. Dolan and his wife is deemed to have beneficial ownership thereof. Also includes 10,000 shares of Class A Common Stock owned directly by Mrs. Dolan. The number of shares held as indicated includes 135,676 shares resulting from the assumed conversion of 183,000 shares of 8.5% Series I Convertible Exchangeable Preferred Stock ("Series I Preferred Stock") (0.7414 shares of Common Stock for each share of Series I Preferred Stock).

(4) Does not include an aggregate 9,917,856 shares of Class B Common Stock held by trusts for the benefit of Dolan family interests (the "Dolan Family Trusts"). Mr. Dolan disclaims beneficial ownership of the shares owned by the Dolan Family Trusts, in that he has neither voting nor investment power with respect to such shares.

(5) Includes 2,267,012 shares of Class B Common Stock by the Charles F. Dolan 1997 Grantor Retained Annuity Trust (the "GRAT"). The GRAT was established on April 30, 1997 by Charles F. Dolan for estate planning purposes. The GRAT, through its trustees, has the sole power to vote and dispose of such shares. The two co-trustees of the trust are Charles F. Dolan and his wife, Helen A. Dolan. For three years, the GRAT will pay to Charles F. Dolan, and in the event of his death, to Mrs. Dolan, a certain percentage of the fair market value of the property initially contributed to the GRAT (the "Annuity"). If Mr. Dolan is living at the expiration of the term of the GRAT, the remainder will pass into another trust for the benefit of Mrs. Dolan and the descendants of Charles F. Dolan. If Mr. Dolan is not living at the expiration of the term of the GRAT, the then principal of the GRAT will pass to his estate or to Mrs. Dolan.

(6) The Company has been informed that certain operating subsidiaries of The Capital Group Companies, Inc. exercised investment discretion over various institutional accounts which held as of March 31, 1998, 4,812,820 shares of Class A Common Stock. Capital Research and Management Company, a registered investment adviser has investment discretion with respect to 3,003,460 of such shares. The number of shares held as indicated includes 877,820 shares resulting from the assumed conversion of 1,184,000 shares of Series I Preferred Stock.

(7) The Company has been informed that certain operating subsidiaries of Gabelli Funds, Inc. ("GFI") beneficially held, or exercise investment discretion over various institutional accounts which beneficially held as of March 27, 1998, an aggregate of 7,692,060 shares of Class A Common Stock, including approximately 32,572 shares of Class A Common Stock that may be obtained upon conversion of shares of Series I Preferred Stock held by such entities on such date. The Company has been informed that GAMCO Investors, Inc., an investment advisor registered under the Investment Advisors Act of 1940 and a wholly-owned subsidiary of GFI, held sole dispositive power over 6,177,402 of such shares and sole voting power over 5,988,802 of such shares.

(8) The Company has been informed that Harris Associates L.P. and Harris Associates, Inc. have shown voting power of 2,899,000 shares of Class A Common Stock, sole dispositive power over 58,400 shares of Class A Common Stock, and shared dispositive power over 2,840,600 shares of Class A Common Stock (in each case, after giving effect to the Stock Split).

(9) The Company has been informed that TCI beneficially owns, through subsidiaries, an aggregate of 24,991,286 shares of Class A Common Stock on March 2 ,1998. These shares include 8,959,012 shares held directly by Country Cable III, Inc. and 13,397,096 shares held directly by TCI CSC II, Inc. Each of Country Cable III, Inc. and TCI CSC II, Inc. is an indirect wholly owned subsidiary of TCI. TCI or its subsidiaries have sole voting and investment power with respect to all such shares. TCI is a party to a Stockholders Agreement with the Company and holders of Class B Common Stock, which agreement, among other things, requires the Class B Stockholders to vote to elect for director, up to two persons nominated by TCI, and requires TCI to vote its shares of Class A Common Stock in proportion to the vote of the other, non-affiliated Class A Stockholders, on certain matters. Each of Messrs. John Malone and Leo Hindery, each a Director and Nominee for Director of the Company is an officer and a director of TCI. Each of Messrs. Malone and Hindery disclaim any beneficial ownership interest in these shares.

(10) Does not include 40,000 shares of Class A Common Stock held by the Tatta Family Group. The Tatta Family Group is a New York limited partnership, the general partners of which are six trusts for the benefit of Tatta family interests (the co-trustees of each of which are Stephen A. Carb, Esq. and either Deborah T. DeCabia or Lisa T. Crowley, each a daughter of John Tatta who has been a director since 1985 and was the President of the Company from 1985 until 1991), and the limited partners of which are trusts for the benefit of Mr. Tatta and Tatta family interests (the trustee of each of which is Stephen A. Carb, Esq.). Mr. Tatta, who, as of March 31, 1998, was the holder of 40,000 shares of Class A Common Stock, disclaims beneficial ownership of the stock beneficially owned by trusts for the benefit of his family, in that he has neither voting nor investment power with respect to such shares.

(11) Includes shares owned by children of the individuals listed, which shares represent less than 1% of the outstanding Class A Common Stock.

(12) Includes shares of Class A Common Stock issuable upon the exercise of options granted pursuant to CSC Holdings' First Amended and Restated 1996 Employee Stock Plan or its predecessor plans which on April 1, 1998 were unexercised but were exercisable within a period of 60 days from that date. These amounts include the following number of shares for the following individuals: Mr. James Dolan 36,500; Mr. Bell 150,932; Mr. Lemle 133,332; Mr. Lustgarten 152,598; Ms. Mahony 39,466;
      Mr. Patrick Dolan 7,950 and Mr. Thomas Dolan 9,800; all executive officers and directors as a group 688,102.

(13) Includes shares of Class A Common Stock issuable upon the exercise of options granted pursuant to the 1996 Stock Option Plan for Non-Employee Directors, which on April 1, 1998 were unexercised but were exercisable within a period of 60 days from that date. These amounts include the following number of shares for the following individuals: Mr. Ferris 17,000; Mr. Hochman 17,000; Mr. Oristano 17,000; Mr. Tese 6,000.

(14) The shares listed are owned by the Oristano Foundation, a charitable trust the trustees of which are members of the Oristano family.

(15) Includes 57,000 shares of Class B Common Stock owned by trusts for minor children as to which James L. Dolan disclaims beneficial ownership. Also includes 1,433,482 shares of Class B Common Stock held by two family trusts of which James L. Dolan is a contingent beneficiary and a co-trustee, as to which James L. Dolan disclaims beneficial ownership, which shares are also described in footnotes
      (23) and (24).

(16) Includes 19,000 shares of Class B Common Stock owned by trust for a minor child as to which Patrick F. Dolan disclaims beneficial ownership. Also includes 1,615,820 shares of Class B Common Stock held by two family trusts of which Patrick F. Dolan is a contingent beneficiary and a co-trustee, as to which Patrick F. Dolan disclaims beneficial ownership, which shares are also described in footnotes
      (21) and (25).

(17) Includes 663,686 shares of Class B Common Stock held by three family trusts of which Thomas C. Dolan is a contingent beneficiary and a co-trustee, as to which Thomas C. Dolan disclaims beneficial ownership, which shares are also described in footnotes (21) (25) and (26).

(18) Includes 606,232 shares of Class B Common Stock held by the DC Kathleen Trust, the co-trustees of which are Kathleen Dolan and Paul Dolan.

(19) Includes 606,232 shares of Class B Common Stock held by the DC Deborah Trust, the co-trustees of which are Deborah Dolan and Mary Dolan.

(20) Includes 588,570 shares of Class B Common Stock held by the DC Marianne Trust, the co-trustees of which are Marianne E. Weber and Matthew Dolan.

(21) Includes 588,570 shares of Class B Common Stock held by the DC Patrick Trust, the co-trustees of which are Patrick Dolan and Mary Dolan.

(22) Includes 606,232 shares of Class B Common Stock held by the DC Thomas Trust, the co-trustees of which are Thomas Dolan and Matthew Dolan.

(23) Includes 606,232 shares of Class B Common Stock held by the DC James Trust, the co-trustees of which are James Dolan and Paul Dolan.

(24) Includes 827,250 shares of Class B Common Stock held by the Dolan Descendants Trust, the co-trustees of which are James Dolan, Kathleen Dolan and Paul Dolan.

(25) Includes 1,027,250 shares of Class B Common Stock held by the Dolan Progeny Trust, the co-trustees of which are Patrick Dolan, Deborah Dolan and Paul Dolan.

(26) Includes 595,250 shares of Class B Common Stock held by the Dolan Grandchildren Trust, the co-trustees of which are Thomas Dolan, Marianne E. Weber and Paul Dolan.

(27) Includes 85,890 shares of Class B Common Stock held by the Dolan Spouse Trust, the co-trustees of which are Thomas Dolan, Marianne E. Weber and Paul Dolan.

(28) Includes 270,000 shares of Class A Common Stock owned by the Dolan Children's Foundation, a New York not-for-profit corporation, the sole members of which are Marianne Dolan Weber, Kathleen M. Dolan and Deborah Dolan Sweeney. Each of which do not have an economic interest in such shares, but each share the ultimate power to vote and dispose of such shares.

(29) Includes an aggregate of 3,780,148 shares of Class B Common Stock held by various trusts for the benefit of family members of Charles
      F. Dolan's family for which Mr. John MacPherson serves as Trustee and, in such capacity, exercises sole voting power and dispositive power with respect to such shares.

                      -------------------------------

      The Dolan family interests (other than Charles Dolan) have agreed with the Company that in the case of any sale or disposition by Dolan family interests (other than Charles Dolan) of shares of Class B Common Stock to a holder other than Charles Dolan or Dolan family interests, the Class B Common Stock will be converted on the basis of one share of Class A Common Stock for each share of Class B Common Stock.

      Charles Dolan and trusts for the benefit of members of his family, by virtue of their ownership of Class B Common Stock, are able collectively to control stockholder decisions on matters in which holders of Class A and Class B Common Stock vote together as a class, and to elect up to 75% of the Company's Board of Directors.

      REGISTRATION RIGHTS. The Company has granted to each of Charles
Dolan, certain Dolan family interests and the Dolan Family Foundation the right to require the Company to register, at any time prior to the death of both Mr. Dolan and his wife, the shares of Class A Common Stock held by them provided that the shares requested to be registered shall have an aggregate market value of at least $3,000,000. There is no limitation on the number or frequency of the registrations that such parties can demand pursuant to the preceding sentence. After the death of both Mr. Dolan and his wife, such parties will be permitted one additional registration. In addition, the Company has granted such parties "piggyback" rights pursuant to which they may require the Company to register their holdings of Class A Common Stock on any registration statement under the Act with respect to an offering by the Company or any security holder thereof (other than a registration statement on Form S-8 and S-4 or any successor form thereto).

      The Company has granted Mr. Tatta and certain Tatta family interests the right to require the Company, on any date, with the consent of Charles Dolan, his widow or the representative of the estate of Mr. Dolan or his wife, to register the shares of Class A Common Stock held by them provided that the shares requested to be registered have an aggregate market value of at least $3,000,000. After the death of both Charles Dolan and his wife, such parties will be permitted to demand only one registration. Such parties have also been granted piggyback registration rights identical to those described above, provided that in certain instances they receive written consent of Mr. Dolan, his widow or the representative of the estate of Mr. Dolan or his wife.

      Pursuant to the Stockholders Agreement, dated as of March 4, 1998, among the Company, TCI and certain holders of Class B Common Stock, the Company granted to TCI certain registration rights with respect to shares of Class A Common Stock held by TCI or certain of its affiliates. TCI is permitted to request that the Company file a registration statement registering not less than 2,000,000 shares, on a demand basis, not more than once each year. In addition, TCI was granted "piggy-back" registration rights on any registration of at least $100,000,000 of shares of Class A Common Stock (based on the market value thereof on the date of filing) by the Company, subject to certain limitations.

      The demand and piggyback registration rights described above are subject to certain limitations which are intended to prevent undue interference with the Company's ability to distribute securities.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Cablevision of Boston Limited Partnership, a Massachusetts limited partnership ("Cablevision Boston"), is engaged in the construction, ownership and operation of cable television systems in Boston and Brookline, Massachusetts. On December 15, 1995, the Company acquired the interests in Cablevision Boston that it did not previously own pursuant to an agreement entered into by the Company and Cablevision Boston. In connection with the acquisition, the limited partners (other than the Company) of Cablevision Boston received 682,454 shares (of which 680,266 shares were issued by December 31, 1995) of the Company's Class A Common Stock and the Company paid approximately $83 million (including fees and expenses), primarily with funds borrowed under the Company's credit agreement, to repay existing Cablevision Boston indebtedness and to make certain payments to Charles F. Dolan, referred to below. Upon consummation of the acquisition of Cablevision Boston, all outstanding subordinated advances made by the Company to Cablevision Boston became intercompany indebtedness. Mr. Dolan, a former general partner of Cablevision Boston and the Chairman of the Board of the Company, received 7,357 shares of the Company's Class A Common Stock and approximately $20.8 million in cash to repay a portion of Cablevision Boston's indebtedness to him in connection with the acquisition. The Company and its affiliates (other than Cablevision Boston's former general partners and their affiliates) received 1,041,553 shares of the Company's Class A Common Stock, which have been subsequently retired and assumed approximately $42.9 million of intercompany indebtedness referred to above. As part of the acquisition of Cablevision Boston, the Company entered into an agreement with Mr. Dolan with respect to his 0.5% general partnership interest in Cablevision of Brookline Limited Partnership ("Cablevision Brookline"), a partnership affiliated with Cablevision Boston. The Company acquired the remaining 99.5% of the partnership interests in Cablevision Brookline in the acquisition of Cablevision Boston. Under the Agreement, the Company has a right of first refusal to acquire Mr. Dolan's general partnership interest and a right to acquire such interest on the earlier to occur of Mr. Dolan's death or January 1, 2002 at the greater of $10,000 or the book value of such interest,. Mr. Dolan's estate has the right to put the interest to the Company at the same price. Additionally, in the event of a change of control of the Company or Cablevision Brookline, Mr. Dolan will have the right to put his general partnership interest in Cablevision Brookline to the Company at the greater of (i) prices declining from $3.9 million for the year ended December 15, 1996 to $10,000 for the year ended December 15, 2002 and (ii) the book value of such interest.

      Atlantic Publishing holds a minority equity interest in a company that publishes a cable television guide which is offered to the Company's subscribers and to unaffiliated cable television operators. As of December 31, 1997, the Company had advanced an aggregate of approximately $16.7 million to Atlantic Publishing, reflecting approximately $0.1 million, $1.0 million and $0.6 million, net, paid back during 1996, 1995 and 1994, respectively. The Company has written off all of its advances to Atlantic Publishing other than $2.4 million. Atlantic Publishing is owned by a trust for certain Dolan family members; however, the Company has the option to purchase Atlantic Publishing for an amount equal to the owner's net investment therein plus interest. The current owner has made only a nominal investment in Atlantic Publishing to date.

      On November 25, 1997, Charles F. Dolan and the Company entered into a letter agreement (i) to defer the commencement of the period during which Mr. Dolan could elect, pursuant to the Company's pre-existing obligations under the Purchase and Reorganization

Agreement, dated as of December 20, 1991, as amended, between Mr. Dolan and the Company, to require the Company to purchase Mr. Dolan's remaining partnership interests in Cablevision of New York City -Master, L.P., from December 1, 1997 to the date of the consummation of the Merger and the Contribution Agreement with TCI and (ii) to provide for cash payment for such partnership interests of approximately $190 million. On March 4 ,1998, the Company acquired Charles F. Dolan's remaining 1% interest in Cablevision of New York City - Master, L.P. and satisfied certain payment obligations for a cash payment of $194 million.

      On August 23, 1996, the Company entered into an agreement with Northcoast Operating Co., Inc. ("Northcoast") and certain of its affiliates, to form a limited liability company (the "LLC") to participate in the auctions conducted by the Federal Communications Commission ("FCC") for certain licenses to conduct a personal communications service ("PCS") business. The Company has contributed an aggregate of approximately $31 million to the LLC (either directly or through a loan to Northcoast) and holds a 49.9% interest in the LLC and certain preferential distribution rights. Northcoast is a Delaware corporation controlled by John Dolan. John Dolan is a nephew of Charles F. Dolan and cousin of James Dolan.

      The Company's By-Laws prohibit the making of further investments in or advances to entities owned or controlled by Charles Dolan without the approval of a majority of the members of the Board of Directors who are not employees of the Company or any of its affiliates.

      Richard H. Hochman, a director and a nominee for director, was, until April, 1995, a Managing Director of PaineWebber Incorporated. PaineWebber Incorporated has performed investment banking services for entities affiliated with Charles Dolan.

      Charles D. Ferris, a director and a nominee for director, is a partner in the law firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. provides legal services to the Company and certain of its subsidiaries.

      Vincent Tese, a director and a nominee for director, is a director of The Bear Stearns Companies, Inc. Bear Stearns has performed investment banking services for the Company.

      Each of John C. Malone and Leo J. Hindery, Jr., each a director and a nominee for director, is an officer and a director of TCI. As described above, TCI holds approximately 33% of the Company's Common Stock and has certain contractual rights under the Stockholders Agreement, including rights of consultation concerning certain transactions including transfers of stock by Class B stockholders and transfers of assets by the Company. TCI also owns, or holds ownership interests in, various companies that transact business with the Company on a regular basis.

CONFLICTS OF INTEREST

      Charles Dolan and certain other principal officers of the Company and various affiliates of the Company are subject to certain conflicts of interest. These conflicts include, but are not limited to, the following:

      BUSINESS OPPORTUNITIES. Charles Dolan may from time to time be presented with business opportunities which would be suitable for the Company and affiliates of the Company in which Mr. Dolan and his family have varying interests. Mr. Dolan has agreed that he will own and operate cable television systems only through the Company, except for cable television systems which the Company elects not to acquire under its right of first refusal. Mr. Dolan will offer to the Company the opportunity to acquire or invest in any cable television system or franchise therefor or interest therein that is offered or available to him or his family interests. If a majority of the members of the Board of Directors, who are not employees of the Company or any of its affiliates (the "Independent Directors") rejects such offer, Mr. Dolan or such family interests may acquire or invest in such cable television system or franchise therefor or interest therein individually or with others on terms no more favorable to Mr. Dolan than those offered to the Company. Mr. Dolan's interests in companies other than the Company, may conflict with his interest in the Company.

      Except for the limitations on the ownership and operation of cable television systems as described above, Mr. Dolan is not subject to any contractual limitations with respect to his other business activities and may engage in programming and other businesses related to cable television. A significant portion of Mr. Dolan's time may be spent, from time to time, in the management of such affiliates. Mr. Dolan will devote as much of his time to the business of the Company as is reasonably required to fulfill the duties of his office. During 1997, substantially all of Mr. Dolan's professional time was devoted to the business of the Company.

      In the event that Charles Dolan or any Dolan family interest decides to offer (other than to any Dolan family interest or an entity affiliated with Mr. Dolan) for sale for his, her or its account any of his, her or its ownership interest in any cable television system or franchise therefor, he, she or it will (subject to the rights of third parties existing at such time) offer such interest to the Company. Mr. Dolan or such Dolan family interest may elect to require that, if the Company accepts such offer, up to one-half of the consideration for such interest would consist of shares of Class B Common Stock, which shares will be valued at the prevailing market price of the Class A Common Stock and the remainder would consist of shares of Class A Common Stock and/or cash. If a majority of the Independent Directors rejects such offer, Mr. Dolan or such Dolan family interest may sell such interest to third parties on terms no more favorable to such third parties than those offered to the Company.

      The Company's by-laws provide that the Company shall make any investment in or advance, other than any investment or advance that constitutes compensation for services rendered to the Company, to Charles Dolan and affiliates of Charles Dolan (as defined therein) only if such investment or advance is approved by a Special Committee of the Board of Directors comprised of two non-employee directors and, subject to the provisions of the TCI Stockholders Agreement, two directors nominated by TCI.

            As noted above, (i) Atlantic Publishing holds an interest in a company that publishes a weekly cable television guide that is sold to the Company's subscribers, (ii) the Company has entered into agreement with, and contributed funds to, a joint venture formed with a relative of Charles Dolan for the purpose of operating a personal communications service business and (iii) TCI has certain contractual rights under the Stockholders Agreement, including right of consultation concerning certain transactions, including certain transfers of stock by Class B stockholders and certain transfers of assets by the Company.

                         CABLEVISION SYSTEMS CORPORATION


                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CABLEVISION SYSTEMS CORPORATION
                                   Registrant

Date:      April 30, 1998          /s/ Robert S. Lemle
                                   -----------------------------------
                                   By: Robert S. Lemle
                                   Executive Vice President, General Counsel and
                                   Secretary

Date:      April 30, 1998          /s/ Andrew Rosengard
                                   -----------------------------------
                                   By: Andrew Rosengard
                                   Executive Vice President, Financial
                                   Planning and Controller