Form 10-Q
period 1998-03-31
CABLEVISIONS SYSTEM CORP /NY; CSC HOLDINGS INC
filed 1998-05-15
CIK 1053112, 784681

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1998
                               --------------

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

Commission File          Registrant; State of Incorporation;  IRS Employer
Number                   Address and Telephone Number         Identification No.
------                   ----------------------------         ------------------

1-14764                  Cablevision Systems Corporation      11-3415180
                         (formerly CSC Parent Corporation)
                         Delaware
                         One Media Crossways
                         Woodbury, New York  11797
                         (516) 364-8450

1-9046                   CSC Holdings, Inc. (formerly         11-2776686
                         Cablevision Systems Corporation)
                         Delaware
                         One Media Crossways
                         Woodbury, New York  11797
                         (516) 364-8450

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                 Cablevision Systems Corporation  Yes |X|           No |_|
                 CSC Holdings, Inc.               Yes |X|           No |_|

Number of shares of common stock outstanding as of May 6, 1998:

           Cablevision Systems Corporation Class A Common Stock - 53,058,849 Cablevision Systems Corporation Class B Common Stock - 22,193,418
           CSC Holdings, Inc. Class A Common Stock -                   1,000

================================================================================

                                TABLE OF CONTENTS

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
(formerly CSC Parent Corporation)

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements
             Condensed Consolidated Statements of Operations -
             Three Months ended March 31, 1998 and 1997 (unaudited)............3

             Condensed Consolidated Balance Sheets -
             March 31, 1998 (unaudited) and December 31, 1997..................4

             Condensed Consolidated Statements of Cash Flows -
             Three Months ended March 31, 1998 and 1997 (unaudited)............6

             Notes to Condensed Consolidated Financial Statements (unaudited)..7

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................13

PART II - OTHER INFORMATION...................................................23

CSC HOLDINGS, INC. AND SUBSIDIARIES
(formerly Cablevision Systems Corporation)

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements
             Condensed Consolidated Statements of Operations -
             Three Months ended March 31, 1998 and 1997 (unaudited)...........24

             Condensed Consolidated Balance Sheets -
             March 31, 1998 (unaudited) and December 31, 1997.................25

             Condensed Consolidated Statements of Cash Flows -
             Three Months ended March 31, 1998 and 1997 (unaudited)...........27

             Notes to Condensed Consolidated Financial Statements
             (unaudited)......................................................28

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................33

PART II - OTHER INFORMATION...................................................42

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1998 and 1997
                 (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                            1998         1997
                                                            ----         ----

Revenues .............................................   $ 675,728    $ 358,549
                                                         ---------    ---------

Operating expenses:
  Technical ..........................................     343,720      151,399
  Selling, general and
     administrative ..................................     196,589       84,867
  Depreciation and amortization ......................     146,579      108,005
                                                         ---------    ---------
                                                           686,888      344,271
                                                         ---------    ---------

       Operating profit (loss) .......................     (11,160)      14,278
                                                         ---------    ---------

Other income (expense):
  Interest expense ...................................     (97,974)     (72,762)
  Interest income ....................................       6,729          423
  Share of affiliates' net loss ......................     (13,865)     (12,623)
  Gain on sale of programming and cable interests ....     137,268           --
  Provision for preferential payment to related
   party .............................................        (980)      (1,400)
  Minority interests .................................          82       (2,275)
  Miscellaneous ......................................      (8,209)      (1,597)
                                                         ---------    ---------
                                                            23,051      (90,234)
                                                         ---------    ---------

Net income (loss) ....................................      11,891      (75,956)

Dividend requirements applicable to preferred stock
  of CSC Holdings, Inc. ..............................     (39,095)     (35,965)
                                                         ---------    ---------
Net loss applicable to common shareholders ...........   $ (27,204)   $(111,921)
                                                         =========    =========

Basic net loss per common share.......................   $    (.47)   $   (2.25)
                                                         =========    =========

Average number of common shares outstanding
  (in thousands) .....................................      57,884       49,682
                                                         =========    =========

     See accompanying notes to condensed consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                         March 31,  December 31,
       ASSETS                                              1998        1997
                                                           ----        ----

Cash and cash equivalents ............................  $  446,972   $  410,141

Accounts receivable trade (less allowance for doubtful
  accounts of $34,636 and $29,584) ...................     196,363      214,721

Notes and other receivables ..........................     118,486       98,756

Prepaid expenses and other assets ....................     155,912       55,324

Property, plant and equipment, net ...................   2,333,938    1,831,167

Investments in affiliates ............................     280,435      207,776

Advances to affiliates ...............................      36,000       19,823

Feature film inventory ...............................     173,681      180,576

Net assets held for sale .............................      42,731      252,610

Franchises, net of accumulated amortization of
  $498,606 and $481,895 ..............................     359,686      383,369

Affiliation and other agreements, net of accumulated
  amortization of $142,173 and $129,087 ..............     240,648      253,734

Excess costs over fair value of net assets acquired
  and other intangible assets, net of accumulated
  amortization of $683,789 and $684,141 ..............   2,317,992    1,615,786

Deferred financing, acquisition and other costs, net of
  accumulated amortization of $42,964 and $40,061 ....      88,084       91,005
                                                        ----------   ----------
                                                        $6,790,928   $5,614,788
                                                        ==========   ==========

     See accompanying notes to condensed consolidated financial statements.

               CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      (formerly CSC Parent Corporation)
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)
                                 (Unaudited)
                                 (continued)

                                                         March 31,  December 31,
                                                           1998         1997
                                                           ----         ----
       LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Accounts payable ..................................... $   294,527  $   270,652
Accrued liabilities ..................................     597,803      504,866
Accounts payable to affiliates .......................      12,854        7,978
Feature film and contract obligations ................     278,352      292,720
Deferred revenue .....................................     326,936      277,693
Bank debt ............................................   2,776,029    2,240,358
Senior debt ..........................................          --      112,500
Senior notes and debentures ..........................   1,194,665      898,024
Subordinated debentures ..............................   1,048,275    1,048,245
Subordinated notes payable ...........................     151,000      151,000
Obligation to related party ..........................          --      197,183
Capital lease obligations and other debt .............      44,549       46,752
                                                       -----------  -----------
   Total liabilities .................................   6,724,990    6,047,971
                                                       -----------  -----------
Minority interests ...................................     820,307      821,782
                                                       -----------  -----------
Preferred stock of CSC Holdings, Inc. ................   1,478,898    1,456,549
                                                       -----------  -----------

Commitments and contingencies

Stockholders' deficiency:
   Class A Common Stock, $.01 par value, 200,000,000
      shares authorized, 52,676,806 and 27,948,992
      shares issued ..................................         527          280
   Class B Common Stock, $.01 par value, 80,000,000
      shares authorized, 22,193,418 shares issued ....         222          222
   Paid-in capital ...................................     344,379     (160,825)
   Accumulated deficit ...............................  (2,578,395)  (2,551,191)
                                                       -----------  -----------
   Total stockholders' deficiency ....................  (2,233,267)  (2,711,514)
                                                       -----------  -----------
                                                       $ 6,790,928  $ 5,614,788
                                                       ===========  ===========

     See accompanying notes to condensed consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                             (Dollars in thousands)
                                   (Unaudited)

                                                            1998         1997
                                                            ----         ----

Cash flows from operating activities:
 Net income (loss) ...................................   $  11,891    $ (75,956)
                                                         ---------    ---------
 Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
     Depreciation and amortization ...................     146,579      108,005
     Share of affiliates' net losses .................      13,865       12,623
     Minority interest ...............................         (82)       2,275
     Gain on sale of programming and cable
       interests .....................................    (137,268)          --
     Amortization of deferred financing ..............       1,920        1,313
     Amortization of debenture discount ..............         100           33
     Loss on sale of equipment .......................         288        1,162
     Changes in assets and liabilities,
       net of effects of acquisitions and
       dispositions ..................................      29,135       14,188
                                                         ---------    ---------
           Total adjustments .........................      54,537      139,599
                                                         ---------    ---------
    Net cash provided by operating activities ........      66,428       63,643
                                                         ---------    ---------
Cash flows from investing activities:
 Advance related to acquisitions .....................          --      (30,000)
 Net proceeds from sale of programming and
   cable interests ...................................     424,370           --
 Payments for acquisitions, net of cash
   acquired ..........................................     (72,779)          --
 Capital expenditures ................................    (150,453)     (93,799)
 Proceeds from sale of plant and equipment ...........         298          357
 Additions to intangible assets ......................     (11,687)        (419)
                                                         ---------    ---------
 Increase in investments in affiliates, net ..........     (11,736)    (168,965)
                                                         ---------    ---------
   Net cash provided by (used in) investing
     activities ......................................     178,013     (292,826)
                                                         ---------    ---------
Cash flows from financing activities:
 Proceeds from bank debt .............................     894,988      324,955
 Repayment of bank debt ..............................   (1,073,164)    (80,640)
 Repayment of senior debt ............................    (112,500)          --
 Issuance of senior notes and debentures .............     296,571           --
 Dividends applicable to preferred stock
   of CSC Holdings, Inc. .............................      (7,336)      (7,778)
 Issuance of common stock ............................       2,614           95
 Decrease in obligation to related party .............    (197,183)      (4,230)
 Payments of capital lease obligations
   and other debt ....................................      (2,168)        (839)
 Additions to deferred financing and
   other costs .......................................         (23)        (506)
 Redemption of preferred stock of CSC Holdings, Inc. .      (9,409)          --
                                                         ---------    ---------
   Net cash provided by (used in) financing
     activities ......................................    (207,610)     231,057
                                                         ---------    ---------
Net increase in cash and cash equivalents ............      36,831        1,874
Cash and cash equivalents at beginning of year .......     410,141       11,612
                                                         ---------    ---------
Cash and cash equivalents at end of period ...........   $ 446,972    $  13,486
                                                         =========    =========

     See accompanying notes to condensed consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

Note 1.  The Company and Nature of Operations

CSC Parent Corporation ("CSC Parent") was formed on November 21, 1997 as a wholly-owned subsidiary of Cablevision Systems Corporation ("Cablevision"). CSC Parent did not conduct any business activities prior to March 4, 1998, other than those incident to its formation and the execution of certain documents in connection with contributions to CSC Parent of certain partnership interests and assets of TCI Communications, Inc. (the "Contributed Businesses") (see Note 6).

In connection with the Contribution and Merger Agreement described in Note 6, a wholly owned subsidiary of CSC Parent was merged with and into Cablevision and Cablevision became a wholly-owned subsidiary of CSC Parent (the "Merger"). In the Merger, each outstanding share of Cablevision Class A Common Stock and Cablevision Class B Common Stock was converted into one share of CSC Parent Class A Common Stock and CSC Parent Class B Common Stock, respectively. Subsequent to the Merger, Cablevision changed its name to CSC Holdings, Inc. ("CSC Holdings") and CSC Parent changed its name to Cablevision Systems Corporation. The Merger was accounted for in a manner similar to a pooling of interests, whereby the assets and liabilities of CSC Holdings have been recorded at historical book value. Cablevision Systems Corporation's historical financial information represents the historical financial information of CSC Holdings. For purposes of the accompanying consolidated financial statements of Cablevision Systems Corporation, all share and per share information has been retroactively restated to reflect the number of shares which were issued to shareholders on March 4, 1998 in the exchange discussed above. All share and per share information has also been adjusted for the two-for-one split described in Note 7.

Note 2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Cablevision Systems Corporation (formerly CSC Parent) and its majority owned subsidiaries (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Note 3.  Responsibility for Interim Financial Statements

The financial statements as of and for the three month periods ended March 31, 1998 and 1997 presented in this Form 10-Q are unaudited; however, in the opinion of management, such

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's and CSC Holdings Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 1998.

Note 4.  Basic Net Loss Per Common Share

Net loss per common share is computed by dividing net loss after deduction of dividends on preferred stock of CSC Holdings, Inc. by the weighted average number of common shares outstanding. Potential dilutive common shares were not included in the computation as their effect would be antidilutive.

Note 5.  Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The Company paid cash interest expense of approximately $75,537 and $51,040 for the three months ended March 31, 1998 and 1997, respectively. The Company's noncash financing activities for the three months ended March 31, 1998 and 1997 included capital lease obligations of $11,534, incurred when the Company entered into leases for new equipment in 1997, dividend requirements applicable to the preferred stock of CSC Holdings, Inc. of $31,759 and $28,408, respectively, the issuance of common stock valued at $497,987 in connection with the acquisition of the TCI Systems (see Note 6) in 1998, the issuance of common stock valued at $4,848 to redeem certain limited partnership interests in a subsidiary of the Company in 1998, and the acquisition of warrants from At Home Corporation valued at $74,788 in 1998.

Note 6.  Holding Company Reorganization

On March 4, 1998, the Company completed a holding company reorganization (the "Holding Company Reorganization") pursuant to an Amended and Restated Contribution and Merger Agreement, dated June 6, 1997 (the "Contribution and Merger Agreement"), by and among the Company, CSC Holdings, Merger Sub, and TCI Communications, Inc. ("TCI").

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

Pursuant to the Contribution and Merger Agreement, TCI caused to be contributed to the Company or its designees all of the partnership interests and capital stock of certain entities owned directly or indirectly by TCI and all the assets related to the businesses of certain cable television systems owned and operated directly or indirectly by TCI ("TCI Systems"). In consideration for those cable television systems, the Company issued to certain TCI entities an aggregate of 24,471,086 shares (after adjusting for the two-for-one stock split discussed in Note 7) of the Company's Class A Common Stock, valued for accounting purposes at approximately $498,000, and assumed certain liabilities related to such systems (including an aggregate amount of indebtedness for borrowed money equal to $669,000).

The assumed debt was refinanced with borrowings under a new $800,000 bridge revolving credit facility entered into by certain subsidiaries of the Company with a group of banks led by Toronto Dominion (Texas), Inc. as administrative arranging agent. The facility has a final maturity of March 4, 2000.

The acquisition was accounted for as a purchase with the operations of the acquired systems being consolidated with those of the Company as of the acquisition date. The excess of the purchase price over the net book value of assets acquired approximates $703,000 and will be allocated to the specific assets acquired when independent appraisals are obtained.

On January 27, 1998, the Company, CSC Holdings and a subsidiary of TCI entered into a non-binding letter of intent for the Company to acquire TCI's cable television systems (the "TCI Connecticut Systems") in and around Hartford, Vernon, Branford and Lakeville, Connecticut (the "Proposed TCI CT Transactions"). In consideration for the TCI Connecticut Systems the Company will (i) transfer to TCI its cable television systems serving Kalamazoo, Michigan, (ii) transfer to TCI other cable television systems to be identified by TCI and purchased with approximately $25,000 of funds provided by the Company, (iii) issue approximately 2,941,176 shares of the Company's Class A common stock, and (iv) assume certain indebtedness relating to the TCI Connecticut Systems, which is anticipated to total approximately $110,000.

The closing of the Proposed TCI CT Transactions will be conditioned, among other things, upon regulatory and other customary approvals. The Proposed TCI CT Transactions are currently expected to be consummated during 1998. However, there can be no assurance that the Proposed TCI CT Transactions will be consummated in a timely fashion, or at all.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

Pro Forma Results of Operations

The following unaudited pro forma condensed results of operations are presented for the three months ended March 31, 1998 and 1997 as if certain acquisitions and transactions, which occurred during 1997, and the acquisition of the TCI systems had occurred on January 1, 1998 and 1997, respectively.

                                         Three Months Ended March 31,

                                             1998             1997
                                             ----             ----

          Net revenues                    $  739,895       $  616,076
                                          ==========       ==========

          Net loss                        $  (96,903)      $ (111,429)
                                          ==========       ==========

          Basic net loss per common
            share                         $    (1.67)      $    (1.50)
                                          ==========       ==========

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

Note 7.  Stock Split

On March 4, 1998, the Company's Board of Directors declared a two-for-one stock split to be effected in the form of a common stock dividend of one share of Class A common stock for each share of Class A common stock issued and outstanding and one share of Class B common stock for each share of Class B common stock issued and outstanding. The stock dividend was paid on March 30, 1998 to stockholders of record on March 19, 1998. All share and per share information has been adjusted to reflect the two-for-one stock split.

Note 8.  Nobody Beats The Wiz Acquisition

On February 9, 1998, Cablevision Electronics Investments, Inc. ("Cablevision Electronics"), a wholly-owned subsidiary of CSC Holdings, acquired substantially all of the assets associated with approximately 40 Nobody Beats The Wiz consumer electronics store locations from The Wiz, Inc. and certain of its subsidiaries and affiliates (collectively, the "Wiz"). The Wiz had filed for bankruptcy protection on December 16, 1997. Cablevision Electronics paid

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

approximately $92,000 for the assets, of which $10,000 was put into escrow pending resolution of the final calculation of the purchase price. In addition, prior to closing, Cablevision Electronics provided approximately $8,000 for the Wiz to meet certain operating costs.

The acquisition was accounted for as a purchase with the operations of the stores being consolidated with the operations of the Company as of the date of acquisition. The excess of the purchase price over the net book value of assets acquired approximates $19,900 and will be allocated to the specific assets acquired when independent appraisals are obtained.

Note 9.  Dispositions

In the first quarter of 1998, the Company completed the sale of substantially all of the assets of U.S. Cable Television Group, L.P. ("U.S. Cable") for approximately $311,000 and the cable television systems in Rockford, Illinois and Paragould, Arkansas owned by A-R Cable Services, Inc. ("A-R Cable") for approximately $99,800 in cash. The Company recognized a net gain of approximately $119,600 on the sale of these systems. In addition, the Company recognized a gain of approximately $17,700 as a result of the sale of an interest in a regional sports programming business.

Note 10. Senior Debentures

In February 1998, CSC Holdings issued $300,000 principal amount of 7 7/8% Senior Debentures due 2018 (the "2018 Debentures"). The 2018 Debentures were issued at a discount of $3,429. The 2018 Debentures can not be redeemed by CSC Holdings prior to maturity.

Note 11. Net Assets Held for Sale

In 1997, A-R Cable entered into an agreement to sell its cable television systems in Wellsville/Penn Yan, New York for approximately $11,500 and cable television systems in Windsor, New York and New Milford, Pennsylvania for approximately $4,800 in cash.

In addition, in 1998, A-R Cable entered into an agreement to transfer its cable television system in Rensselaer, New York plus $16,000 in cash to Time Warner in exchange for Time Warner's Litchfield, Connecticut system.

The pending transactions are subject to the receipt of regulatory and other customary approvals and are currently expected to be consummated in the first half of 1998. The Company expects to record gains upon the consummation of these transactions. There can be no assurance that the pending transactions will be consummated in a timely fashion, or at all.

For financial reporting purposes, the assets and liabilities attributable to the above transactions, as well as the assets and liabilities of the cable television systems serving Kalamazoo, Michigan (see Note 6), have been classified in the consolidated balance sheet as net assets held for sale.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

The accompanying consolidated statement of operations for the three months ended March 31, 1998 includes net revenues aggregating approximately $9,067 and net income aggregating approximately $2,444 relating to the cable systems held for sale.

Note 12. Preferred Stock of CSC Holdings, Inc.

The preferred stock of CSC Holdings, Inc. at March 31, 1998 and December 31, 1997 consists of CSC Holdings issued and outstanding preferred stock as follows:

      8 1/2% Series I Cumulative Convertible
         Exchangeable Preferred Stock                   $  323,331    $  323,331
      11 3/4% Series H Redeemable Exchangeable
         Preferred Stock                                   334,595       325,048
      11 1/8% Series M Redeemable Exchangeable
         Preferred Stock                                   820,972       798,760
                                                        ----------    ----------
                                                        $1,478,898    $1,447,139
                                                        ==========    ==========

In January 1998, CSC Holdings redeemed all of its outstanding 8% Series C Cumulative Preferred Stock at a price calculated to be approximately $85.06 per share (including accrued dividends) in cash (approximately $9,400 in the aggregate for all outstanding shares).

Note 13. Recent Developments

On March 9, 1998, ITT Corporation ("ITT") notified the Company of its election to exercise the first put with respect to 50% of ITT's interest in Madison Square Garden, L.P. ("MSG") for $94,000.

               CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      (formerly CSC Parent Corporation)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth on an unaudited historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA

                                              Three Months Ended March 31,
                                   ------------------------------------------------
                                            1998                        1997
                                   ----------------------      --------------------
                                                 % of Net                  % of Net  (Increase)/Decrease
                                     Amount      Revenues       Amount     Revenues     in Net Loss
                                   ---------     --------      ---------   --------     -----------
                                                   (Dollars in thousands)
Revenues .......................   $ 675,728       100%        $ 358,549     100%       $ 317,179

Operating expenses:
  Technical ....................     343,720        51           151,399      42         (192,321)
  Selling, general &
    administrative .............     196,589        29            84,867      24         (111,722)
  Depreciation and
    amortization ...............     146,579        22           108,005      30          (38,574)
                                   ---------                   ---------                ---------
Operating profit (loss) ........     (11,160)       (2)           14,278       4          (25,438)
Other expense:
  Interest expense, net ........     (91,245)      (14)          (72,339)    (20)         (18,906)
  Share of affiliates' net loss      (13,865)       (2)          (12,623)     (4)          (1,242)
  Gain on sale of programming
    and cable interests ........     137,268        20                --      --          137,268
  Provision for preferential
    payment to related party ...        (980)       --            (1,400)     --              420
  Minority interests ...........          82        --            (2,275)     (1)           2,357
  Miscellaneous, net ...........      (8,209)       (1)           (1,597)     --           (6,612)
                                   ---------                   ---------                ---------
Net income (loss)..............    $  11,891         2%        $ (75,956)    (21)%      $  87,847
                                   =========                   =========                =========

OTHER OPERATING DATA:

Operating profit before
  depreciation and
  amortization (1) .............   $ 135,419                   $ 122,283

Currently payable interest
  expense, net .................      95,954                      71,416

Net cash provided by
  operating activities
  (2) ..........................      66,428                      63,643

Net cash provided by
  (used in) investing
  activities (2) ...............     178,013                    (292,826)

Net cash provided by
  (used in) financing
  activities (2) ...............    (207,610)                    231,057

----------
(1) Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

(2)   See Item 1. - "Condensed Consolidated Statements of Cash Flows".

               CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      (formerly CSC Parent Corporation)

1998 Acquisitions. In February 1998, the Company acquired substantially all of the assets associated with approximately 40 Nobody Beats The Wiz consumer electronics store locations. In addition, in March 1998, the Company acquired certain cable television systems in New York and New Jersey from TCI (see Note 6 of Notes to Condensed Consolidated Financial Statements).

1998 Dispositions. In 1998, the Company completed the sale of substantially all of the assets of U.S. Cable and the sale of cable television systems in Rockford, Illinois and Paragould, Arkansas owned by A-R Cable. In addition, Rainbow Media completed the sale of an interest in a regional sports programming business.

1997 Acquisitions and Transactions. In April 1997, the Company exchanged 25% of its interest in Rainbow Media for NBC's interest in certain programming entities. In June 1997, the Company redeemed a portion of ITT's interest in Madison Square Garden which increased Rainbow Media's interest in Madison Square Garden from 50% to 89.8%. In June 1997, the Company acquired from Warburg Pincus the equity interest that Warburg Pincus had in certain cable television systems in Massachusetts giving the Company full ownership of these systems. In July 1997, the Company acquired from Warburg Pincus the Series A Preferred Stock of A-R Cable which resulted in the consolidation of A-R Cable's operations from the date of the transaction. In December 1997, Rainbow Media completed certain transactions with Fox/Liberty Networks, LLC ("Fox/Liberty"). Also in December 1997, Madison Square Garden acquired all of the membership interests in Radio City Productions.

1997 Dispositions. In 1997, the Company completed the sale of the cable television systems in Allen and Gibsonberg Townships, Ohio owned by Cablevision of the Midwest, Inc. and the sale of cable television systems owned by A-R Cable in Maine. In addition, in 1997, Rainbow Media completed the sale of the assets of a subsidiary, CV Radio Associates, L.P.

All the above transactions completed in 1997 and 1998 are collectively referred to as the "Net Acquisitions."

Revenues for the three months ended March 31, 1998 increased $317.2 million (88%) over the corresponding 1997 period. Approximately $259.1 million (72%) of the increase was attributable to the Net Acquisitions; approximately $29.1 million (8%) resulted from higher revenue per subscriber; approximately $23.0 million (6%) to increases in other revenue sources such as Rainbow Media's programming services, advertising and a developing commercial telephony business; and approximately $6.0 million (2%) to internal growth of over 52,000 in the average number of subscribers.

Technical expenses increased $192.3 million (127%) for the three months ended March 31, 1998 compared to the same 1997 period. Approximately $164.5 million (109%) of the increase was a direct result of the Net Acquisitions. The remaining 18% increase was attributable to increases in those costs directly associated with the internal growth in the average number of subscribers and

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)

revenues mentioned above, as well as to increases in programming rates for certain cable television services. As a percentage of revenues, technical expenses increased 9% in 1998 over 1997.

Selling, general and administrative expenses increased $111.7 million (132%) for the three months ended March 31, 1998 when compared to the same 1997 period. Approximately $55.2 million (65%) of the increase was related to the Net Acquisitions and $38.3 million (45%) was due to non-cash adjustments related to an incentive stock plan. The remaining 22% increase resulted from higher administrative, sales and marketing, and customer service costs. Excluding the effects of the incentive stock plan, as a percentage of revenues such costs decreased 1% during the first three months of 1998 compared to the same 1997 period.

Operating profit before depreciation and amortization increased $13.1 million (11%) to $135.4 million for the 1998 period from $122.3 million in the same 1997 period. Approximately $39.4 million (32%) of the increase was attributable to the Net Acquisitions. This increase was offset by a decrease of approximately $26.3 million (21%) resulting from the combined effect of the revenue and expense increases discussed above. On a pro forma basis, giving effect to the Net Acquisitions as if they had occurred on January 1, 1997 and the exclusion of incentive stock plan adjustments, operating profit before depreciation and amortization would have increased 13.4% in 1998. Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

Depreciation and amortization expense increased $38.6 million (36%) for the three months ended March 31, 1998 as compared to the same 1997 period. Approximately 31% was attributable to the Net Acquisitions. The remaining 5% increase resulted primarily from depreciation on new plant assets, offset by a decrease in depreciation and amortization for certain assets held for sale and a decrease in amortization expense resulting from certain intangible assets becoming fully amortized in 1997.

Net interest expense increased $18.9 million (26%) for the three months ended March 31, 1998 over the comparable 1997 period. Approximately $5.0 million (7%) of the increase is attributable to the Net Acquisitions. The remaining increase of approximately $13.9 million (19%) is primarily due to higher outstanding debt balances.

Share of affiliates' net loss increased to $13.9 million for the three months ended March 31, 1998 from $12.6 million for the same 1997 period. For the three months ended March 31, 1998, such amount consisted of the Company's share of the net losses of certain programming businesses in which the Company has varying ownership interests. For the comparable period in 1997, such amount consisted primarily of the Company's share in the net losses of certain cable affiliates for

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)

the period prior to consolidation of $17.9 million and the Company's share of the net profits of $5.3 million of certain programming businesses in which the Company has varying ownership interests.

Gain on sale of programming and cable interests for the three months ended March 31, 1998 consists of a gain of approximately $119.6 million as a result of the sale of the assets of U.S. Cable and cable television systems in Rockford, Illinois and Paragould, Arkansas and a gain of approximately $17.7 million as a result of the sale of an interest in a regional sports programming business.

Provision for preferential payment to related party consists of the expensing of the proportionate amount due with respect to an annual payment made in connection with the acquisition of Cablevision of New York City ("CNYC") in 1992. Effective March 4, 1998, these preferential payments were terminated upon the retirement of Mr. Dolan's preferred interest.

Minority interest for the three months ended March 31, 1998 represents Fox Liberty's 40% share of the net income of Regional Programming Partners, ITT's share of the net income of Madison Square Garden, and NBC's 25% share of the net loss of Rainbow Media. For 1997, the minority interest represented NBC's 25% share of the net income of American Movie Classics.

Liquidity and Capital Resources

The Company does not have any operations independent of CSC Holdings and the TCI Systems. In addition, it has no borrowings and does not have outstanding any securities other than its Class A Common Stock and Class B Common Stock, on which it does not intend to pay any dividends in the foreseeable future. Accordingly, the Company does not have cash needs independent of the needs of its subsidiaries.

The Company is structured as a restricted group and an unrestricted group of subsidiaries.

The Restricted Group includes all of CSC Holdings' cable operations in and around the greater New York City metropolitan area, including Long Island, in and around the greater Cleveland, Ohio metropolitan area and in and around Boston, Massachusetts and the commercial telephony operations of the Company's subsidiary, Cablevision Lightpath, Inc. on Long Island, New York. At March 31, 1998, the Restricted Group encompassed approximately 2,490,000 cable television subscribers, including approximately 49,000 subscribers of systems held for sale.

The Unrestricted Group principally includes the Company's cable television operations other than those included in the Restricted Group. At March 31, 1998, the Unrestricted Group encompassed approximately 884,000 cable television subscribers ("Unrestricted Cable"), including approximately 835,000 subscribers of the TCI Systems and approximately 45,000 subscribers of

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)

systems held for sale (see Note 11 -- "Net Assets Held for Sale"). Other Unrestricted Group subsidiaries ("Unrestricted Other") include Rainbow Media and CSC Technology, Inc. (the Company's subsidiary engaged in research and development of new technology). Cablevision Electronics Investments, Inc. which acquired Nobody Beats The Wiz on February 9, 1998, is also included in the Unrestricted Group.

The following table presents selected unaudited historical results of operations and other financial and statistical information related to the captioned groups or entities as of and for the three months ended March 31, 1998. Unrestricted Cable consists of U.S. Cable for the period prior to the disposition and the TCI Systems since the date of acquisition. "Other Unrestricted Subsidiaries" includes Rainbow Media, CSC Technology, Inc., Cablevision Electronics, Inc. and other companies engaged in certain development activities.

                                     Restricted   Unrestricted   Other Unrestricted   Total
                                        Group         Cable         Subsidiaries     Company
                                        -----         -----         ------------     -------
                                                        (Dollars in thousands)
Revenues                             $  355,130   $     43,977      $   276,621    $  675,728
                                     ==========   ============      ===========    ==========
Operating profit (loss) before
    depreciation and amortization    $  131,750   $     13,539      $    (9,870)   $  135,419
                                     ==========   ============      ===========    ==========

Currently payable interest expense   $   74,899   $      5,267      $    15,788    $   95,954
                                     ==========   ============      ===========    ==========

Total interest expense               $   76,154   $      5,267      $    16,553    $   97,974
                                     ==========   ============      ===========    ==========

Bank and other senior debt           $1,291,108   $    645,250      $   884,220    $2,820,578
                                     ==========   ============      ===========    ==========

Senior notes and debentures          $1,194,665   $         --      $        --    $1,194,665
                                     ==========   ============      ===========    ==========

Subordinated debt                    $1,199,275   $         --      $        --    $1,199,275
                                     ==========   ============      ===========    ==========

Capital expenditures                 $  129,177   $      3,320      $    17,956    $  150,453
                                     ==========   ============      ===========    ==========
Ending subscribers                    2,489,575        883,577               --     3,373,152
                                     ==========   ============      ===========    ==========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)

Restricted Group

The Company believes that, for the Restricted Group, internally generated funds, together with funds available under CSC Holdings' Credit Agreement or the Credit Commitments (each as defined below) will be sufficient through 1999 to meet all funding requirements. The liquidity positions of the significant entities in the Unrestricted Group are discussed below.

As of March 9, 1998, CSC Holdings received commitments from a group of banks led by Toronto Dominion for a $2.8 billion credit facility ("Credit Commitments") for the Restricted Group which includes separate credit agreements for CSC Holdings' New Jersey systems as well as for the TCI Systems. Closing of the new credit facility, which is subject to regulatory approval, is expected to occur by June 30, 1998, however, there can be no assurance that the closing of the new credit facility will take place on the terms contemplated by the Credit Commitments or at all.

On February 3, 1998, CSC Holdings issued $300 million face amount of 7-7/8% Senior Debentures due 2018. The net proceeds of $291.7 million were used to repay outstanding borrowings under the Restricted Group credit facility.

On May 1, 1998, the Restricted Group had total usage under its existing $1.7 billion Credit Agreement (including the credit facility for CSC Holdings' New Jersey Systems, collectively the "Credit Agreement") of $1,316 million and letters of credit of $38 million issued on behalf of the CSC Holdings. Unrestricted and undrawn funds available to the Restricted Group amounted to approximately $346 million as of May 1, 1998. The Credit Agreement contains certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the Restricted Group to maintain certain financial ratios and restricting the permitted uses of borrowed funds. As of May 1, 1998, CSC Holdings had entered into interest exchange (swap and interest rate cap) agreements with several of its banks on a notional amount of $250 million, on which CSC Holdings pays a fixed rate of interest and receives a variable rate of interest for specified periods, with an average maturity of 1.6 years. The average effective annual interest rate on all Restricted Group bank debt outstanding as of March 31, 1998 was approximately 7.5%.

The promissory notes of certain of CSC Holdings' subsidiaries are guaranteed by CSC Holdings and the obligations under the guarantees rank pari passu with CSC Holdings' public subordinated debt. The promissory notes are payable in cash or, at CSC Holdings' option through the first anniversary of the notes, in shares of the Company's Class A Common Stock.

The terms of the instruments governing the TCI Systems' indebtedness prohibit transfer of funds (except for certain payments, related to corporate overhead allocations) from the TCI Systems to the Restricted Group and are expected to prohibit such transfer of funds for the foreseeable future. The Restricted Group does not expect that such limitations on transfer of funds or payments will have an adverse effect on the ability of the Company to meet its obligations.

TCI Systems

On March 4, 1998, the Company completed the acquisition of the TCI Systems for
24.4 million shares, adjusted for the two-for-one stock split, of the Company's Class A Common Stock and for the assumption of $669 million of debt. The TCI Systems borrowed $670 million under a new $800 million bridge revolving credit facility and used the proceeds to repay the amounts outstanding under the existing TCI Systems credit facilities and certain intercompany debt owed to TCI. On May 1, 1998, usage under the $800 million bridge credit facility was $625 million with undrawn funds of $175 million. The Company believes that, for the TCI Systems, internally generated funds together with funds available under its $800 million credit facility will be sufficient through 1999 to meet their debt service requirements and to fund their planned capital expenditures.

Rainbow Media

In April 1997, Rainbow Media entered into a new $300 million, three year revolving credit facility with Canadian Imperial Bank of Commerce and Toronto-Dominion (Texas), Inc., as Co-agents and a group of banks. Upon closing the new facility, Rainbow Media drew $172 million which was used to repay, in part, the previous $202 million credit facility. Concurrently with entering into the new Rainbow Media credit facility, American Movie Classics entered into a new $250 million credit facility. American Movie Classics drew $225 million under its new facility, applied $20 million to repay its existing debt and fees and distributed $205 million to Rainbow Media. Rainbow Media used $30 million of the proceeds from the American Movie Classics' distribution to fully repay the balance of its existing $202 million facility, distributed $169 million to the Restricted Group and used the balance of the distribution for interest and fees. The American Movie Classics $250 million bank loan is a seven year revolving credit and term loan facility maturing 2004.

Rainbow Media's credit facility was amended in December 1997, which amendment, among other things, extended the maturity date to December 31, 2000. American Movie Classics' credit facility was also amended in December 1997 to provide for a $146 million term loan and a $100 million revolving credit. As of May 1, 1998, American Movie Classics had outstanding borrowings of $196 million, leaving unrestricted funds available of $43 million.

The Rainbow Media credit facility contains certain financial covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring Rainbow Media to maintain certain financial ratios.

As of May 1, 1998, Rainbow Media had outstanding borrowings of $207 million, leaving unrestricted and undrawn funds available of $53 million for 1998. The amount available under the Rainbow Media revolving credit increases by $20 million on January 1, 1999 and by another $20 million on January 1, 2000. In addition, as of May 1, 1998, Regional Programming Partners ("RPP"), a newly formed partnership which is 60% owned by Rainbow Media and 40% owned by Fox/Liberty, had a cash balance of $407 million which is the amount remaining from the

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)

$850 million contribution made by Fox/Liberty for its interest in RPP. In June 1998, RPP expects to contribute $94 million of the RPP cash balance to MSG to enable MSG to redeem the first put with respect to ITT Corporation's interest in MSG (see Note 12). Additionally, according to the terms of the Rainbow Media and Fox/Liberty agreement, RPP is permitted to lend up to $180 million to Rainbow Media to pay down Rainbow Media's debt. Rainbow Media and RPP currently expect to enter into such inter-company loan which would be subordinated to Rainbow Media's bank debt. Rainbow Media would pay quarterly interest to RPP and would be required to maintain sufficient availability under its revolving credit facility to permit the repayment in full to RPP if RPP requires the funds for its own operating needs. The Company believes that for Rainbow Media, internally generated funds together with funds available under its credit agreement will be sufficient to meet its debt service requirements and to fund its capital expenditures through 1999.

Madison Square Garden

In June 1997, Madison Square Garden, L.P. ("MSG") entered into an $850 million credit agreement (the "MSG Credit Facility") with a group of banks led by Chase Manhattan Bank, as agent. In December 1997, the MSG Credit Facility was amended into a $500 million revolving credit facility expiring on December 31, 2004. At the time the facility was amended, MSG's outstanding bank debt was reduced by $450 million, from $806 million to $356 million. The proceeds for the repayment came from a capital contribution from Regional Programming Partners, the newly formed partnership which is 60% owned by Rainbow Media and 40% owned by Fox/Liberty. Regional Programming Partners had received $850 million from Fox/Liberty in connection with the formation of the partnership.

In July 1997, a new unrestricted subsidiary of MSG, Garden Programming, LLC made a $40 million 14 year loan to a non-related entity. The proceeds for such loan came from a $20 million drawdown by MSG under the MSG Credit Facility, which then loaned it to Garden Programming LLC, and a $20 million five year term loan entered into directly by Garden Programming LLC with a group of banks. As of May 1, 1998 outstanding debt under the Garden Programming, LLC term loan was $20 million.

As of May 1, 1998, outstanding debt under the MSG Credit Facility was $421 million. In addition, MSG had outstanding letters of credit of $5 million resulting in unrestricted and undrawn funds available amounting to $74 million. The funds available will be used for general corporate purposes. The MSG Credit Facility contains certain financial covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring MSG to maintain certain financial ratios. The Company believes that for MSG, internally generated funds together with funds available under its existing credit agreement will be sufficient to meet its debt service requirements under its credit agreement and to fund capital expenditures through 1999.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)

Nobody Beats the Wiz

On February 9, 1998, Cablevision Electronics completed the acquisition of certain assets of the Wiz. The purchase price and expenses were funded through a $50 million equity contribution from the Company and approximately $45 million in borrowings under the new $110 million Cablevision Electronics stand alone credit facility. Under the terms of the credit facility, the total amount of borrowings available to Cablevision Electronics is subject to an availability calculation based on a percentage of eligible inventory. On May 1, 1998, usage under the $110 million credit facility was $42.8 million with $15 million available thereunder, based on the level of inventory as of that date. Cablevision Electronics has received additional equity contributions from CSC Holdings of $25 million through May 1, 1998, as well as other financial support of approximately $14.6 in the form of letters of credit and guarantees, in respect of Cablevision Electronics' inventory purchases.

Operating Activities

Cash provided by operating activities amounted to $66.4 million for the three months ended March 31, 1998 compared to $63.6 million for the three months ended March 31, 1997. The 1998 cash provided by operating activities consisted primarily of net income of $11.9 million, depreciation and amortization of $146.6 million, other non-cash items of $16.1 million and a net increase in cash resulting from changes in assets and liabilities of $29.1 million, offset by the net gain on the sale of programming and cable interests of $137.3 million.

Cash provided by operating activities amounted to $63.6 million for the three months ended March 31, 1997 which consisted primarily of depreciation and amortization of $108.0 million and other non-cash items of $17.4 million, and a net increase in cash resulting from changes in assets and liabilities of $14.2, partially offset by a net loss of $76.0 million.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 1998 was $178.0 million compared to net cash used in investing activities of $292.8 million for the three months ended March 31, 1997. The 1998 investing activities consisted of net proceeds of $424.4 million from the sale of programming and cable interests, offset by $150.5 million of capital expenditures, $72.8 million of payments for acquisitions, and other items of $23.1 million.

Net cash used in investing activities for the three months ended March 31, 1997 was $292.8 million. The 1997 investing activities consisted primarily of $93.8 million of capital expenditures, $169.0 million in increases in investment in affiliates, and $30 million of an advance related to acquisitions.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)

Financing Activities

Cash used in financing activities amounted to $207.6 million for the three months ended March 31, 1998 compared to net cash provided by financing activities of $231.1 million for the three months ended March 31, 1997. In 1998, the Company's financing activities consisted primarily of the repayment of an obligation to a related party of $197.2 million, the net repayment of bank debt and senior debt of $290.7 million, the payment of dividends applicable to the preferred stock of a subsidiary of $7.3 million and the redemption of preferred stock of a subsidiary of $9.4 million, partially offset by $296.6 million derived from the issuance of senior debentures.

In 1997 the Company's financing activities consisted of the net proceeds from bank debt of $244.3 million, partially offset by payments of dividends applicable to the preferred stock of a subsidiary of $7.8 million and other net cash payments aggregating $5.5 million.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)

                           Part II. Other Information

Item 1.    Legal Proceedings

           The Company is party to various lawsuits, some involving substantial amounts. Management does not believe that such lawsuits will have a material adverse impact on the financial position of the Company.

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits.

                The index to exhibits is on page 44.

           (b) The Company filed a Current Report on Form 8-K with the Commission on March 4, 1998.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1998 and 1997
                 (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                            1998         1997
                                                            ----         ----

Revenues .............................................   $ 645,382    $ 358,549
                                                         ---------    ---------

Operating expenses:
  Technical ..........................................     332,019      151,399
  Selling, general and
     administrative ..................................     189,181       84,867
  Depreciation and amortization ......................     135,049      108,005
                                                         ---------    ---------
                                                           656,249      344,271
                                                         ---------    ---------

       Operating profit (loss) .......................     (10,867)      14,278
                                                         ---------    ---------

Other income (expense):
  Interest expense ...................................     (94,512)     (72,762)
  Interest income ....................................       6,717          423
  Share of affiliates' net loss ......................     (13,865)     (12,623)
  Gain on sale of programming and cable
    interests ........................................     137,268           --
  Provision for preferential payment to
    related party ....................................        (980)      (1,400)
  Minority interests .................................          82       (2,275)
  Miscellaneous ......................................      (8,209)      (1,597)
                                                         ---------    ---------
                                                            26,501      (90,234)
                                                         ---------    ---------

Net income (loss) ....................................      15,634      (75,956)

Dividend requirements applicable to preferred
  stock ..............................................     (39,095)     (35,965)
                                                         ---------    ---------
Net loss applicable to common shareholder ............   $ (23,461)   $(111,921)
                                                         =========    =========

Basic net loss per common share ......................          --    $   (2.25)
                                                         =========    =========
Average number of common shares outstanding
  (in thousands) .....................................          --       49,682
                                                         =========    =========

     See accompanying notes to condensed consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                         March 31,  December 31,
       ASSETS                                              1998         1997
                                                           ----         ----

Cash and cash equivalents ............................  $  442,172   $  410,141

Accounts receivable trade (less allowance for
  doubtful accounts of $26,094 and $29,584) ..........     179,914      214,721

Notes and other receivables ..........................     117,813       98,756

Prepaid expenses and other assets ....................     154,466       55,324

Property, plant and equipment, net ...................   1,880,447    1,831,167

Investments in affiliates ............................     280,435      207,776

Advances to affiliates ...............................      42,535       19,823

Feature film inventory ...............................     173,681      180,576

Net assets held for sale .............................      42,731      252,610

Franchises, net of accumulated amortization of
  $498,606 and $481,895 ..............................     359,686      383,369

Affiliation and other agreements, net of accumulated
  amortization of $142,173 and $129,087 ..............     240,648      253,734

Excess costs over fair value of net assets acquired
  and other intangible assets, net of accumulated
  amortization of $677,180 and $684,141 ..............   1,622,135    1,615,786

Deferred financing, acquisition and other costs, net of
  accumulated amortization of $42,964 and $40,061 ....      88,084       91,005
                                                        ----------   ----------
                                                        $5,624,747   $5,614,788
                                                        ==========   ==========

     See accompanying notes to condensed consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

                                                         March 31,    December 31,
                                                           1998           1997
                                                           ----           ----
       LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Accounts payable ...................................   $   283,430    $   270,652
Accrued liabilities ................................       574,645        504,866
Accounts payable to affiliates .....................        20,592          7,978
Feature film and contract obligations ..............       278,352        292,720
Deferred revenue ...................................       326,936        277,693
Bank debt ..........................................     2,130,779      2,240,358
Senior debt ........................................            --        112,500
Senior notes and debentures ........................     1,194,665        898,024
Subordinated debentures ............................     1,048,275      1,048,245
Subordinated notes payable .........................       151,000        151,000
Obligation to related party ........................            --        197,183
Capital lease obligations and other debt ...........        44,549         46,752
                                                       -----------    -----------
   Total liabilities ...............................     6,053,223      6,047,971
                                                       -----------    -----------
Minority interests .................................       820,307        821,782
                                                       -----------    -----------
Series H Redeemable Exchangeable Preferred Stock ...       334,595        325,048
                                                       -----------    -----------
Series M Redeemable Exchangeable Preferred Stock ...       820,972        798,760
                                                       -----------    -----------

Commitments and contingencies

Stockholders' deficiency:
   8% Series C Cumulative Preferred Stock, $.01
      par value, 112,500 shares authorized, 110,622
      shares issued in 1997 ($100 per share
      liquidation preference) ......................            --              1
   8% Series D Cumulative Preferred Stock, $.01 par
      value, 112,500 shares authorized, none issued
      ($100 per share liquidation preference) ......            --             --
   8-1/2% Series I Cumulative Convertible
      Exchangeable Preferred Stock, $.01 par value,
      1,380,000 shares authorized and issued ($250
      per share liquidation preference) ............            14             14
   Class A Common Stock, $.01 par value, 50,000,000
      shares authorized, 1,000 and 27,948,992 shares
      issued .......................................            --            280
   Class B Common Stock, $.01 par value, 20,000,000
      shares authorized, -0- and 22,193,418 shares
      issued .......................................            --            222
   Paid-in capital .................................       170,288        171,901
   Accumulated deficit .............................    (2,574,652)    (2,551,191)
                                                       -----------    -----------
   Total stockholders' deficiency ..................    (2,404,350)    (2,378,773)
                                                       -----------    -----------
                                                       $ 5,624,747    $ 5,614,788
                                                       ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                     CSC HOLDINGS, INC. AND SUBSIDIARIES
                  (formerly Cablevision Systems Corporation)
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                            (Dollars in thousands)
                                 (Unaudited)

                                                              1998           1997
                                                              ----           ----
Cash flows from operating activities:
 Net income (loss) ....................................   $    15,634    $   (75,956)
                                                          -----------    -----------
 Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
     Depreciation and amortization ....................       135,049        108,005
     Share of affiliates' net losses ..................        13,865         12,623
     Minority interest ................................           (82)         2,275
     Gain of sale of programming and cable interests ..      (137,268)            --
     Amortization of deferred financing ...............         1,920          1,313
     Amortization of debenture discount ...............           100             33
     Loss on sale of equipment ........................           288          1,162
     Changes in assets and liabilities, net of effects
       of acquisitions and dispositions ...............        (5,087)        14,188
                                                          -----------    -----------
           Total adjustments ..........................         8,785        139,599
                                                          -----------    -----------
    Net cash provided by operating activities .........        24,419         63,643
                                                          -----------    -----------
Cash flows from investing activities:
 Advance related to acquisitions ......................            --        (30,000)
 Net proceeds from sale of programming and cable
   interests ..........................................       424,370             --
 Payment for acquisitions, net of cash acquired .......       (61,206)            --
 Capital expenditures .................................      (149,648)       (93,799)
 Proceeds from sale of plant and equipment ............           298            357
 Additions to intangible assets .......................       (11,686)          (419)
 Increase in investments in affiliates, net ...........       (11,736)      (168,965)
                                                          -----------    -----------
   Net cash provided by (used in) investing
     activities .......................................       190,392       (292,826)
                                                          -----------    -----------
Cash flows from financing activities:
 Proceeds from bank debt ..............................       894,988        324,955
 Repayment of bank debt ...............................    (1,048,164)       (80,640)
 Repayment of senior debt .............................      (112,500)            --
 Issuance of senior notes and debentures ..............       296,571             --
 Preferred stock dividends ............................        (7,336)        (7,778)
 Issuance of common stock .............................         2,444             95
 Decrease in obligation to related party ..............      (197,183)        (4,230)
 Payments of capital lease obligations and
   other debt .........................................        (2,168)          (839)
 Additions to deferred financing and other
   costs ..............................................           (23)          (506)
 Redemption of preferred stock ........................        (9,409)            --
                                                          -----------    -----------
   Net cash provided by (used in) financing
     activities .......................................      (182,780)       231,057
                                                          -----------    -----------
Net increase in cash and cash equivalents .............        32,031          1,874
Cash and cash equivalents at beginning of year ........       410,141         11,612
                                                          -----------    -----------
Cash and cash equivalents at end of period ............   $   442,172    $    13,486
                                                          ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CSC Holdings, Inc. (formerly Cablevision Systems Corporation) and its majority owned subsidiaries (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Note 2.  Responsibility for Interim Financial Statements

The financial statements as of and for the three month periods ended March 31, 1998 and 1997 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 1998.

Note 3.  Basic Net Loss Per Common Share

Net loss per common share for the three months ended March 31, 1997 is computed by dividing net loss after deduction of preferred stock dividends by the weighted average number of common shares outstanding. Potential dilutive common shares were not included in the computation as their effect would be antidilutive. Net loss per common share for the three months ended March 31, 1998 is not presented since the Company is a wholly owned subsidiary of Cablevision Parent (see Note 5).

Note 4.  Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The Company paid cash interest expense of approximately $74,628 and $51,040 for the three months ended March 31, 1998 and 1997, respectively. The Company's noncash financing activities for the three months ended March 31, 1998 and 1997 included capital lease obligations of $11,534 incurred when the Company entered into leases for new equipment in 1997, preferred

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

stock dividend requirements of $31,759 and $28,408, respectively, the issuance of common stock valued at $4,848 to redeem certain limited partnership interests in a subsidiary of the Company in 1998, and the acquisition of warrants from At Home Corporation valued at $74,788 in 1998.

Note 5.  Holding Company Reorganization

On March 4, 1998, the Company completed a holding company reorganization (the "Holding Company Reorganization") pursuant to an Amended and Restated Contribution and Merger Agreement, dated June 6, 1997 (the "Contribution and Merger Agreement"), by and among the Company, CSC Parent Corporation ("Cablevision Parent"), CSC Merger Corporation, ("Merger Sub"), and TCI Communications, Inc., ("TCI"). Pursuant to the Contribution and Merger Agreement, each outstanding share of the Company's Class A Common Stock and each outstanding share of the Company's Class B Common Stock were automatically converted on a share for share basis for Class A Common Stock and Class B Common Stock of Cablevision Parent. Cablevision Parent is authorized to issue 200,000,000 shares of Class A Common Stock, 80,000,000 shares of Class B Common Stock and 10,000,000 shares of Preferred Stock. The Company is authorized to issue 50,000,000 shares of Class A Common Stock and 20,000,000 shares of Class B Common Stock.

As a result of the Holding Company Reorganization, Cablevision Parent has become the holding company of the Company. In connection with the Holding Company Reorganization, the Company's name, which formerly was Cablevision Systems Corporation, has been changed to CSC Holdings, Inc. and Cablevision Parent's name has been changed to Cablevision Systems Corporation.

The preferred stock and debt of the Company remain unchanged as securities of CSC Holdings, Inc., except that the Company's 8-1/2% Cumulative Convertible Exchangeable Preferred Stock, par value $0.01 per share (the "Series I Preferred Stock"), in accordance with its terms, became exchangeable for Cablevision Parent Class A Common Stock instead of being convertible into the Company's Class A Common Stock.

For purposes of the accompanying condensed consolidated financial statements of the Company, all share and per share information has been retroactively restated to reflect the number of Cablevision Parent shares which were issued to the Company's shareholders on March 4, 1998 in the exchange discussed above. All share and per share information has been adjusted to reflect the two-for-one stock split effected in the form of a common stock dividend to stockholders of Cablevision Parent on March 30, 1998.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

On January 27, 1998, the Company, Cablevision Parent and a subsidiary of TCI entered into a non-binding letter of intent for Cablevision Parent to acquire TCI's cable television systems (the "TCI Connecticut Systems") in and around Hartford, Vernon, Branford and Lakeville, Connecticut (the "Proposed TCI CT Transactions"). In consideration for the TCI Connecticut Systems Cablevision Parent will (i) transfer to TCI its cable television systems serving Kalamazoo, Michigan, (ii) transfer to TCI other cable television systems to be identified by TCI and purchased with approximately $25,000 of funds provided by Cablevision Parent, (iii) issue approximately 2,941,176 shares of Cablevision Parent's Class A common stock, and (iv) assume certain indebtedness relating to the TCI Connecticut Systems, which is anticipated to total approximately $110,000.

The closing of the Proposed TCI CT Transactions will be conditioned, among other things, upon regulatory and other customary approvals. The Proposed TCI CT Transactions are currently expected to be consummated during 1998. However, there can be no assurance that the Proposed TCI CT Transactions will be consummated in a timely fashion, or at all.

Note 6.  Nobody Beats The Wiz Acquisition

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

The acquisition was accounted for as a purchase with the operations of the stores being consolidated with the operations of the Company as of the date of acquisition. The excess of the purchase price over the net book value of assets acquired approximates $19,900 and will be allocated to the specific assets acquired when independent appraisals are obtained.

Note 7.  Dispositions

In the first quarter of 1998, the Company completed the sale of substantially all of the assets of U.S. Cable Television Group, L.P. ("U.S. Cable") for approximately $311,000 and the cable television systems in Rockford, Illinois and Paragould, Arkansas owned by A-R Cable Services, Inc. ("A-R Cable") for approximately $99,800 in cash. The Company recognized a net gain of

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

approximately $119,600 on the sale of these systems. In addition, the Company recognized a gain of approximately $17,700 as a result of the sale of an interest in a regional sports programming business.

Note 8.  Senior Debentures

In February 1998, the Company issued $300,000 principal amount of 7 7/8% Senior Debentures due 2018 (the "2018 Debentures"). The 2018 Debentures were issued at a discount of $3,429. The 2018 Debentures can not be redeemed by the Company prior to maturity.

Note 9.  Net Assets Held for Sale

In 1997, A-R Cable entered into an agreement to sell its cable television systems in Wellsville/Penn Yan, New York for approximately $11,500 and cable television systems in Windsor, New York and New Milford, Pennsylvania for approximately $4,800 in cash.

In addition, in 1998, A-R Cable entered into an agreement to transfer its cable television system in Rensselaer, New York plus $16,000 in cash to Time Warner in exchange for Time Warner's Litchfield, Connecticut system.

The pending transactions are subject to the receipt of regulatory and other customary approvals and are currently expected to be consummated in the first half of 1998. The Company expects to record gains upon the consummation of these transactions. There can be no assurance that the pending transactions will be consummated in a timely fashion, or at all.

For financial reporting purposes, the assets and liabilities attributable to the above transactions, as well as the assets and liabilities of the cable television systems serving Kalamazoo, Michigan (see Note 5), have been classified in the consolidated balance sheet as net assets held for sale.

The accompanying consolidated statement of operations for the three months ended March 31, 1998 includes net revenues aggregating approximately $9,067 and net income aggregating approximately $2,444 relating to the cable systems held for sale.

Note 10. Preferred Stock

On January 2, 1998, the Company redeemed all of the outstanding 8% Series C Cumulative Preferred Stock ("Series C Preferred Stock") at a price calculated to be approximately $85.06 per share (including accrued dividends) in cash (approximately $9,400 in the aggregate for all outstanding shares).

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

Note 11. Recent Developments

On March 9, 1998, ITT Corporation ("ITT") notified the Company of its election to exercise the first put with respect to 50% of ITT's interest in Madison Square Garden, L.P. ("MSG") for $94,000.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth on an unaudited historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA

                                          Three Months Ended March 31,
                                     --------------------------------------------
                                             1998                    1997
                                     -------------------    ---------------------
                                                % of Net                 % of Net  (Increase)/Decrease
                                     Amount     Revenues    Amount       Revenues      in Net Loss
                                     ------     --------    ------       --------      -----------
                                               (Dollars in thousands)

Revenues .......................   $ 645,382      100%    $ 358,549        100%         $ 286,833

Operating expenses:
  Technical ....................     332,019       51       151,399         42           (180,620)
  Selling, general &
    administrative .............     189,181       29        84,867         24           (104,314)
  Depreciation and
    amortization ...............     135,049       21       108,005         30            (27,044)
                                   ---------              ---------                      --------
Operating profit (loss) ........     (10,867)      (2)       14,278          4            (25,145)
Other expense:
  Interest expense, net ........     (87,795)     (14)      (72,339)       (20)           (15,456)
  Share of affiliates' net
    loss .......................     (13,865)      (2)      (12,623)        (4)            (1,242)
  Gain on sale of programming
    and cable interests ........     137,268       21            --         --            137,268
  Provision for preferential
    payment to related party ...        (980)      --        (1,400)        --                420
  Minority interests ...........          82       --        (2,275)        (1)             2,357
  Miscellaneous, net ...........      (8,209)      (1)       (1,597)        --             (6,612)
                                   ---------              ---------                      --------
Net income (loss)...............   $  15,634        2%    $ (75,956)       (21)%        $  91,590
                                   =========              =========                     =========

OTHER OPERATING DATA:

Operating profit before
  depreciation and
  amortization (1)..............   $ 124,182              $ 122,283

Currently payable interest
  expense, net..................      92,492                 71,416

Net cash provided by operating
  activities (2)................      24,419                 63,643

Net cash provided by (used in)
  investing activities (2)......     190,392               (292,826)

Net cash provided by (used in)
  financing activities (2)......    (182,780)               231,057

----------
(1) Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

(2)   See Item 1. - "Condensed Consolidated Statements of Cash Flows".

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)

1998 Acquisitions. In February 1998, the Company acquired substantially all of the assets associated with approximately 40 Nobody Beats The Wiz consumer electronics store locations.

1998 Dispositions. In 1998, the Company completed the sale of substantially all of the assets of U.S. Cable and the sale of cable television systems in Rockford, Illinois and Paragould, Arkansas owned by A-R Cable. In addition, Rainbow Media completed the sale of an interest in a regional sports programming business.

1997 Acquisitions and Transactions. In April 1997, the Company exchanged 25% of its interest in Rainbow Media for NBC's interest in certain programming entities. In June 1997, the Company redeemed a portion of ITT's interest in Madison Square Garden which increased Rainbow Media's interest in Madison Square Garden from 50% to 89.8%. In June 1997, the Company acquired from Warburg Pincus the equity interest that Warburg Pincus had in certain cable television systems in Massachusetts giving the Company full ownership of these systems. In July 1997, the Company acquired from Warburg Pincus the Series A Preferred Stock of A-R Cable which resulted in the consolidation of A-R Cable's operations from the date of the transaction. In December 1997, Rainbow Media completed certain transactions with Fox/Liberty Networks, LLC ("Fox/Liberty"). Also in December 1997, Madison Square Garden acquired all of the membership interests in Radio City Productions.

1997 Dispositions. In 1997, the Company completed the sale of the cable television systems in Allen and Gibsonberg Townships, Ohio owned by Cablevision of the Midwest, Inc. and the sale of cable television systems owned by A-R Cable in Maine. In addition, in 1997, Rainbow Media completed the sale of the assets of a subsidiary, CV Radio Associates, L.P.

All the above transactions completed in 1997 and 1998 are collectively referred to as the "Net Acquisitions."

Revenues for the three months ended March 31, 1998 increased $286.8 million (80%) over the corresponding 1997 period. Approximately $228.8 million (64%) of the increase was attributable to the Net Acquisitions; approximately $29.1 million (8%) resulted from higher revenue per subscriber; approximately $23.0 million (6%) to increases in other revenue sources such as Rainbow Media's programming services, advertising and a developing commercial telephony business; and approximately $6.0 million (2%) to internal growth of over 52,000 in the average number of subscribers.

Technical expenses increased $180.6 million (119%) for the three months ended March 31, 1998 compared to the same 1997 period. Approximately $152.8 million (101%) of the increase was a direct result of the Net Acquisitions. The remaining 18% increase was attributable to increases in those costs directly associated with the internal growth in the average number of subscribers and revenues mentioned above, as well as to increases in programming rates for certain cable television services. As a percentage of revenues, technical expenses increased 9% in 1998 over 1997.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)

Selling, general and administrative expenses increased $104.3 million (123%) for the three months ended March 31, 1998 when compared to the same 1997 period. Approximately $47.8 million (56%) of the increase was related to the Net Acquisitions and $38.3 million (45%) was due to non-cash adjustments related to an incentive stock plan. The remaining 22% increase resulted from higher administrative, sales and marketing, and customer service costs. Excluding the effects of the incentive stock plan, as a percentage of revenues such costs decreased 1% during the first three months of 1998 compared to the same 1997 period.

Operating profit before depreciation and amortization increased $1.9 million (2%) to $124.2 million for the 1998 period from $122.3 million in the same 1997 period. Approximately $28.2 million (23%) of the increase was attributable to the Net Acquisitions. This increase was offset by a decrease of approximately $26.3 million (21%) resulting from the combined effect of the revenue and expense increases discussed above. On a pro forma basis, giving effect to the Net Acquisitions as if they had occurred on January 1, 1997 and the exclusion of incentive stock plan adjustments, operating profit before depreciation and amortization would have increased 14.6% in 1998. Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

Depreciation and amortization expense increased $27.0 million (25%) for the three months ended March 31, 1998 as compared to the same 1997 period. Approximately 20% was attributable to the Net Acquisitions. The remaining 5% increase resulted primarily from depreciation on new plant assets, offset by a decrease in depreciation and amortization for certain assets held for sale and a decrease in amortization expense resulting from certain intangible assets becoming fully amortized during 1997.

Net interest expense increased $15.5 million (21%) for the three months ended March 31, 1998 over the comparable 1997 period. Approximately $1.5 million (2%) is attributable to the Net Acquisitions. The remaining increase of approximately $13.9 million (19%) is primarily due to higher outstanding debt balances.

Share of affiliates' net loss increased to $13.9 million for the three months ended March 31, 1998 from $12.6 million for the same 1997 period. For the three months ended March 31, 1998, such amount consisted of the Company's share of the net losses of certain programming businesses in which the Company has varying ownership interests. For the comparable period in 1997, such amount consisted primarily of the Company's share in the net losses of certain cable affiliates for the period prior to consolidation of $17.9 million and the Company's share of the net profits of $5.3 million of certain programming businesses in which the Company has varying ownership interests.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)

Gain on sale of programming and cable interests for the three months ended March 31, 1998 consists of a gain of approximately $119.6 million as a result of the sale of the assets of U.S. Cable and cable television systems in Rockford, Illinois and Paragould, Arkansas and a gain of approximately $17.7 million as a result of the sale of an interest in a regional sports programming business.

Provision for preferential payment to related party consists of the expensing of the proportionate amount due with respect to an annual payment made in connection with the acquisition of Cablevision of New York City ("CNYC") in 1992. Effective March 4, 1998, these preferential payments were terminated upon the retirement of Mr. Dolan's preferred interest.

Minority interest for the three months ended March 31, 1998 represents Fox Liberty's 40% share of the net income of Regional Programming Partners, ITT's share of the net income of Madison Square Garden, and NBC's 25% share of the net loss of Rainbow Media. For 1997, the minority interest represented NBC's 25% share of the net income of American Movie Classics.

Liquidity and Capital Resources

For financing purposes, the Company is structured as a restricted group and an unrestricted group of subsidiaries.

The Restricted Group includes all of the Company's cable operations in and around the greater New York City metropolitan area, including Long Island, in and around the greater Cleveland, Ohio metropolitan area and in and around Boston, Massachusetts and the commercial telephony operations of the Company's subsidiary, Cablevision Lightpath, Inc. on Long Island, New York. At March 31, 1998, the Restricted Group encompassed approximately 2,490,000 cable television subscribers, including approximately 49,000 subscribers of systems held for sale.

The Unrestricted Group principally includes the Company's cable television operations other than those included in the Restricted Group. At March 31, 1998, the Unrestricted Group encompassed approximately 49,000 cable television subscribers ("Unrestricted Cable") including 45,000 subscribers of systems held for sale (see Note 9 -- "Net Assets Held for Sale"). Other Unrestricted Group subsidiaries ("Unrestricted Other") include Rainbow Media and CSC Technology, Inc. (the Company's subsidiary engaged in research and development of new technology). Cablevision Electronics Investments, Inc. which acquired Nobody Beats The Wiz on February 9, 1998, is also included in the Unrestricted Group.

The following table presents selected unaudited historical results of operations and other financial and statistical information related to the captioned groups or entities as of and for the three months ended March 31, 1998. Unrestricted Cable consists of U.S. Cable for the period prior to the disposition. "Other Unrestricted Subsidiaries" includes Rainbow Media, CSC

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)

Technology, Inc., Cablevision Electronics Investments, Inc. and other companies engaged in certain development activities.

                                         Restricted          Unrestricted       Other Unrestricted        Total
                                            Group                Cable             Subsidiaries          Company
                                            -----                -----             ------------          -------
                                                                  (Dollars in thousands)
Revenues                                  $  355,130        $     11,637            $  278,615          $  645,382
                                         ===========        ============            ==========          ==========
Operating profit (loss) before
    depreciation and amortization         $  131,750        $      2,302            $   (9,870)         $  124,182
                                         ===========        ============            ==========          ==========

Currently payable interest expense        $   74,899        $      1,805            $   15,788          $   92,492
                                         ===========        ============            ==========          ==========

Total interest expense                    $   76,154        $      1,805            $   16,553          $   94,512
                                         ===========        ============            ==========          ==========

Bank and other senior debt                $1,291,108        $          -            $  884,220          $2,175,328
                                         ===========        ============            ==========          ==========

Senior notes and debentures               $1,194,665        $          -            $       -           $1,194,665
                                         ===========        ============            ==========          ==========

Subordinated debt                         $1,199,275        $          -            $       -           $1,199,275
                                         ===========        ============            ==========          ==========

Redeemable exchangeable
    preferred stock                       $1,155,567        $          -            $       -           $1,155,567
                                         ===========        ============            ==========          ==========

Capital expenditures                      $  129,177        $      2,515            $   17,956          $  149,648
                                         ===========        ============            ==========          ==========
Ending subscribers                         2,489,575              48,925                     -           2,538,500
                                         ===========        ============            ==========          ==========

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)

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

On February 3, 1998, the Company issued $300 million face amount of 7-7/8% Senior Debentures due 2018. The net proceeds of $291.7 million were used to repay outstanding borrowings under the Restricted Group credit facility.

On May 1, 1998, the Restricted Group had total usage under its existing $1.7 billion Credit Agreement (including the credit facility for the Company's New Jersey Systems, collectively the "Credit Agreement") of $1,316 million and letters of credit of $38 million issued on behalf of the Company. Unrestricted and undrawn funds available to the Restricted Group amounted to approximately $346 million as of May 1, 1998. The Credit Agreement contains certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the Restricted Group to maintain certain financial ratios and restricting the permitted uses of borrowed funds. As of May 1, 1998, the Company had entered into interest exchange (swap and interest rate cap) agreements with several of its banks on a notional amount of $250 million, on which the Company pays a fixed rate of interest and receives a variable rate of interest for specified periods, with an average maturity of 1.6 years. The average effective annual interest rate on all Restricted Group bank debt outstanding as of March 31, 1998 was approximately 7.5%.

The promissory notes of certain of the Company's subsidiaries are guaranteed by the Company and the obligations under the guarantees rank pari passu with the Company's public subordinated debt. The promissory notes are payable in cash or, at the Company's option through the first anniversary of the notes, in shares of Cablevision Parent's Class A Common Stock.

The terms of the instruments governing the TCI Systems' indebtedness prohibit transfer of funds (except for certain payments, related to corporate overhead allocations) from the TCI Systems to the Restricted Group and are expected to prohibit such transfer of funds for the foreseeable future. The Restricted Group does not expect that such limitations on transfer of funds or payments will have an adverse effect on the ability of the Company to meet its obligations.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)

Rainbow Media

In April 1997, Rainbow Media entered into a new $300 million, three year revolving credit facility with Canadian Imperial Bank of Commerce and Toronto-Dominion (Texas), Inc., as Co-agents and a group of banks. Upon closing the new facility, Rainbow Media drew $172 million which was used to repay, in part, the previous $202 million credit facility. Concurrently with entering into the new Rainbow Media credit facility, American Movie Classics entered into a new $250 million credit facility. American Movie Classics drew $225 million under its new facility, applied $20 million to repay its existing debt and fees and distributed $205 million to Rainbow Media. Rainbow Media used $30 million of the proceeds from the American Movie Classics' distribution to fully repay the balance of its existing $202 million facility, distributed $169 million to the Restricted Group and used the balance of the distribution for interest and fees. The American Movie Classics $250 million bank loan is a seven year revolving credit and term loan facility maturing 2004.

Rainbow Media's credit facility was amended in December 1997, which amendment, among other things, extended the maturity date to December 31, 2000. American Movie Classics' credit facility was also amended in December 1997 to provide for a $146 million term loan and a $100 million revolving credit. As of May 1, 1998, American Movie Classics had outstanding borrowings of $196 million, leaving unrestricted funds available of $43 million.

The Rainbow Media credit facility contains certain financial covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring Rainbow Media to maintain certain financial ratios.

As of May 1, 1998, Rainbow Media had outstanding borrowings of $207 million, leaving unrestricted and undrawn funds available of $53 million for 1998. The amount available under the Rainbow Media revolving credit increases by $20 million on January 1, 1999 and by another $20 million on January 1, 2000. In addition, as of May 1, 1998, Regional Programming Partners ("RPP"), a newly formed partnership which is 60% owned by Rainbow Media and 40% owned by Fox/Liberty, had a cash balance of $407 million which is the amount remaining from the $850 million contribution made by Fox/Liberty for its interest in RPP. In June 1998, RPP expects to contribute $94 million of the RPP cash balance to MSG to enable MSG to redeem the first put with respect to ITT Corporation's interest in MSG (see Note 12). Additionally, according to the terms of the Rainbow Media and Fox/Liberty agreement, RPP is permitted to lend up to $180 million to Rainbow Media to pay down Rainbow Media's debt. Rainbow Media and RPP currently expect to enter into such inter-company loan which would be subordinated to Rainbow Media's bank debt. Rainbow Media would pay quarterly interest to RPP and would be required to maintain sufficient availability under its revolving credit facility to permit the repayment in full to RPP if RPP requires the funds for its own operating needs. The Company believes that for Rainbow Media, internally generated funds together with funds available under its credit agreement will be sufficient to meet its debt service requirements and to fund its capital expenditures through 1999.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)

Madison Square Garden

In June 1997, Madison Square Garden, L.P. ("MSG") entered into an $850 million credit agreement (the "MSG Credit Facility") with a group of banks led by Chase Manhattan Bank, as agent. In December 1997, the MSG Credit Facility was amended into a $500 million revolving credit facility expiring on December 31, 2004. At the time the facility was amended, MSG's outstanding bank debt was reduced by $450 million, from $806 million to $356 million. The proceeds for the repayment came from a capital contribution from Regional Programming Partners, the newly formed partnership which is 60% owned by Rainbow Media and 40% owned by Fox/Liberty. Regional Programming Partners had received $850 million from Fox/Liberty in connection with the formation of the partnership.

In July 1997, a new unrestricted subsidiary of MSG, Garden Programming, LLC made a $40 million 14 year loan to a non-related entity. The proceeds for such loan came from a $20 million drawdown by MSG under the MSG Credit Facility, which then loaned it to Garden Programming LLC, and a $20 million five year term loan entered into directly by Garden Programming LLC with a group of banks. As of May 1, 1998 outstanding debt under the Garden Programming, LLC term loan was $20 million.

As of May 1, 1998, outstanding debt under the MSG Credit Facility was $421 million. In addition, MSG had outstanding letters of credit of $5 million resulting in unrestricted and undrawn funds available amounting to $74 million. The funds available will be used for general corporate purposes. The MSG Credit Facility contains certain financial covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring MSG to maintain certain financial ratios. The Company believes that for MSG, internally generated funds together with funds available under its existing credit agreement will be sufficient to meet its debt service requirements under its credit agreement and to fund capital expenditures through 1999.

Nobody Beats the Wiz

On February 9, 1998, Cablevision Electronics completed the acquisition of certain assets of the Wiz. The purchase price and expenses were funded through a $50 million equity contribution from the Company and approximately $45 million in borrowings under the new $110 million Cablevision Electronics stand alone credit facility. Under the terms of the credit facility, the total amount of borrowings available to Cablevision Electronics is subject to an availability calculation based on a percentage of eligible inventory. On May 1, 1998, usage under the $110 million credit facility was $42.8 million with $15 million available thereunder, based on the level of inventory as of that date. Cablevision Electronics has received additional equity contributions of $25 million from the Company through May 1, 1998, as well as other financial support of approximately $14.6 million in the form of letters of credit and guarantees, in respect of Cablevision Electronics' inventory purchases.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)

Operating Activities

Cash provided by operating activities amounted to $24.4 million for the three months ended March 31, 1998 compared to $63.6 million for the three months ended March 31, 1997. The 1998 cash provided by operating activities consisted primarily of net income of $15.6 million, depreciation and amortization of $135.0 million, other non-cash items of $16.1 million, offset by the gain on the sale of programming and cable interests of $137.3 million and a net decrease in cash resulting from changes in assets and liabilities of $5.1 million.

Cash provided by operating activities amounted to $63.6 million for the three months ended March 31, 1997 which consisted primarily of depreciation and amortization of $108.0 million and other non-cash items of $17.4 million, and a net increase in cash resulting from changes in assets and liabilities of $14.2, partially offset by a net loss of $76.0 million.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 1998 was $190.4 million compared to net cash used in investing activities of $292.8 million for the three months ended March 31, 1997. The 1998 investing activities consisted of net proceeds of $424.4 million from the sale of programming and cable interests, offset by $149.6 million of capital expenditures, $61.2 million of payments for acquisitions, and other items of $23.1 million.

Net cash used in investing activities for the three months ended March 31, 1997 was $292.8 million. The 1997 investing activities consisted primarily of $93.8 million of capital expenditures, $169.0 million in increases in investment in affiliates, and $30 million of an advance related to acquisitions.

Financing Activities

Cash used in financing activities amounted to $182.8 million for the three months ended March 31, 1998 compared to net cash provided by financing activities of $231.1 million for the three months ended March 31, 1997. In 1998, the Company's financing activities consisted primarily of $265.7 million of net repayments of bank debt and senior debt, the repayment of an obligation to a related party of $197.2 million, payments of preferred stock dividends of $7.3 million, and the redemption of preferred stock of $9.4 million, partially offset by $296.6 million derived from the issuance of senior debentures.

In 1997 the Company's financing activities consisted of the net proceeds from bank debt of $244.3 million, partially offset by payments of preferred stock dividends of $7.8 million and other net cash payments aggregating $5.5 million.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)

                         Part II.    Other Information

Item 1.    Legal Proceedings

           The Company is party to various lawsuits, some involving substantial amounts. Management does not believe that such lawsuits will have a material adverse impact on the financial position of the Company.

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits.

                The index to exhibits is on page 44.

           (b) The Company filed a Current Report on Form 8-K with the Commission on February 5, 1998, March 4, 1998 and March 19, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                     CABLEVISION SYSTEMS CORPORATION
                                     CSC HOLDINGS, INC.


Date: May 15, 1998                   /s/ William J. Bell
      --------------                 -------------------------------------------
                                     By:   William J. Bell, as Vice Chairman,
                                           Director and Principal Financial
                                           Officer of Cablevision Systems
                                           Corporation and CSC Holdings, Inc.



Date: May 15, 1998                   /s/ Andrew B. Rosengard
      --------------                 -------------------------------------------
                                     By:   Andrew B. Rosengard, as Executive
                                           Vice President, Financial Planning
                                           and Controller and Principal
                                           Accounting Officer of Cablevision
                                           Systems Corporation and CSC Holdings,
                                           Inc.

                               INDEX TO EXHIBITS

EXHIBIT                                                                     PAGE
  NO.                               DESCRIPTION                             NO.
  ---                               -----------                             ---

27.1 Financial Data Schedule - Cablevision Systems Corporation and Subsidiaries

27.2  Financial Data Schedule - CSC Holdings, Inc. and
        Subsidiaries