Form 10-Q
period 1998-06-30
CABLEVISIONS SYSTEM CORP /NY; CSC HOLDINGS INC
filed 1998-08-14
CIK 1053112, 784681

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1998
                               -------------------------------

                                       OR

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from                      to
                                      -----------------      ----------------

Commission File                      Registrant; State of Incorporation;                IRS Employer
Number                               Address and Telephone Number                       Identification No.
------                               ----------------------------                       ------------------
1-14764                              Cablevision Systems Corporation                    11-3415180
                                     (formerly CSC Parent Corporation)
                                     Delaware
                                     One Media Crossways
                                     Woodbury, New York  11797
                                     (516) 364-8450

1-9046                               CSC Holdings, Inc. (formerly                       11-2776686
                                     Cablevision Systems Corporation)
                                     Delaware
                                     One Media Crossways
                                     Woodbury, New York  11797
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

         Cablevision Systems Corporation         Yes  X           No
                                                    -----          -----
         CSC Holdings, Inc.                      Yes  X           No
                                                    -----          -----

Number of shares of common stock outstanding as of July 31, 1998:

         Cablevision Systems Corporation Class A Common Stock -     53,675,605
         Cablevision Systems Corporation Class B Common Stock -     21,613,418
         CSC Holdings, Inc. Class A Common Stock -                       1,000


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS



CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
(formerly CSC Parent Corporation)


                                                                                                             Page
                                                                                                             ----
PART I - FINANCIAL INFORMATION

         Item 1.   Financial Statements
                   Condensed Consolidated Statements of Operations -
                   Three and Six Months ended June 30, 1998 and 1997 (unaudited)...............................3

                   Condensed Consolidated Balance Sheets -
                   June 30, 1998 (unaudited) and December 31, 1997.............................................4

                   Condensed Consolidated Statements of Cash Flows -
                   Six Months ended June 30, 1998 and 1997 (unaudited).........................................6

                   Notes to Condensed Consolidated Financial Statements (unaudited)............................7

         Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations..................................................................14

PART II - OTHER INFORMATION...................................................................................24


CSC HOLDINGS, INC. AND SUBSIDIARIES
(formerly Cablevision Systems Corporation)

PART I - FINANCIAL INFORMATION

         Item 1.   Financial Statements
                   Condensed Consolidated Statements of Operations -
                   Three and Six Months ended June 30, 1998 and 1997 (unaudited)..............................26


                   Condensed Consolidated Balance Sheets -
                   June 30, 1998 (unaudited) and December 31, 1997............................................27

                   Condensed Consolidated Statements of Cash Flows -
                   Six Months ended June 30, 1998 and 1997 (unaudited)........................................29

                   Notes to Condensed Consolidated Financial Statements (unaudited)...........................30

         Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations..................................................................35

PART II - OTHER INFORMATION...................................................................................45


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                       Six Months Ended                    Three Months Ended
                                                            June 30,                             June 30,
                                                 ------------------------------      -------------------------------
                                                      1998          1997                   1998         1997
                                                      ----          ----                   ----         ----
Revenues....................................        $1,480,918    $  797,065            $  805,190      $  438,516
                                                    ----------    ----------            ----------      ----------

Operating expenses:
   Technical................................           760,356       340,430               416,636         189,031
   Selling, general and
     administrative.........................           393,521       214,619               196,932         129,752
   Depreciation and amortization............           318,946       222,581               172,367         114,576
                                                   ------------  -----------           -----------     -----------
                                                     1,472,823       777,630               785,935         433,359
                                                   -----------   -----------           -----------     -----------

         Operating profit...................             8,095        19,435               19,255           5,157
                                                   -----------   ------------         ------------    ------------

Other income (expense):
   Interest expense.........................          (211,531)     (153,785)             (113,557)        (81,023)
   Interest income..........................            13,262           828                 6,533             405
   Share of affiliates' net loss............           (14,893)      (31,481)               (1,028)        (18,858)
   Gain on sale of programming and
      cable interests.......................           141,488             -                 4,220               -
   Write off of deferred financing costs....            (1,616)            -                (1,616)              -
   Provision for preferential payment to
     related party..........................              (980)       (2,800)                    -          (1,400)
   Minority interests.......................             9,096         3,828                 9,014           6,103
   Miscellaneous............................           (13,988)       (3,991)               (5,779)         (2,394)
                                                    ----------    ----------            ----------      ----------
                                                       (79,162)     (187,401)             (102,213)        (97,167)
                                                   -----------   ------------         ------------    ------------
Net loss ...................................           (71,067)     (167,966)              (82,958)        (92,010)

Dividend requirements applicable to
   preferred stock of CSC Holdings, Inc.....           (79,088)      (72,731)              (39,993)        (36,766)
                                                    -----------   ------------         ------------    ------------

Net loss applicable to common
   shareholders.............................       $  (150,155)    $ (240,697)          $ (122,951)     $ (128,776)
                                                    ----------    ----------            ----------      ----------
                                                    ----------    ----------            ----------      ----------
Basic net loss per common share.............       $     (2.26)    $    (4.84)          $    (1.64)     $    (2.59)
                                                   -----------   ------------         ------------    ------------
                                                   -----------   ------------         ------------    ------------

Average number of common shares
   outstanding (in thousands)...............            66,573         49,684               75,166          49,686
                                                    ----------    ----------            ----------      ----------
                                                    ----------    ----------            ----------      ----------


                       See accompanying notes to condensed
                       consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                               June 30,              December 31,
                                                                                 1998                    1997
                                                                            -------------            -------------
ASSETS

Cash and cash equivalents.............................................        $   172,973              $   410,141

Accounts receivable trade (less allowance for doubtful
    accounts of $35,902 and $29,584)..................................            214,699                  214,721

Notes and other receivables...........................................            116,377                   98,756

Prepaid expenses and other assets.....................................            194,792                   55,324

Property, plant and equipment, net....................................          2,350,470                1,831,167

Investments in affiliates.............................................            285,023                  207,776

Advances to affiliates................................................             35,149                   19,823

Feature film inventory................................................            263,463                  180,576

Net assets held for sale..............................................             37,527                  252,610

Franchises, net of accumulated amortization of
    $522,047 and $481,895.............................................            336,248                  383,369

Affiliation and other agreements, net of accumulated
    amortization of $155,257 and $129,087.............................            233,127                  253,734

Excess costs over fair value of net assets acquired and other intangible assets, net of accumulated amortization of
    $726,925 and $684,141.............................................          2,293,885                1,615,786

Deferred financing, acquisition and other costs, net of
    accumulated amortization of $45,763 and $40,061...................             86,817                   91,005
                                                                            -------------            -------------
                                                                               $6,620,550               $5,614,788
                                                                            -------------            -------------
                                                                            -------------            -------------




                       See accompanying notes to condensed
                       consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)


                                                                                June 30,              December 31,
                                                                                  1998                   1997
                                                                             ------------            -------------
    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Accounts payable......................................................        $   350,547              $   270,652
Accrued liabilities...................................................            568,361                  504,866
Accounts payable to affiliates........................................              5,872                    7,978
Feature film and contract obligations.................................            337,616                  292,720
Deferred revenue......................................................            327,620                  277,693
Bank debt.............................................................          2,833,208                2,240,358
Senior debt...........................................................                  -                  112,500
Senior notes and debentures...........................................          1,194,752                  898,024
Subordinated debentures...............................................          1,048,309                1,048,245
Subordinated notes payable............................................                  -                  151,000
Obligation to related party...........................................                  -                  197,183
Capital lease obligations and other debt..............................             45,774                   46,752
                                                                             ------------            -------------
    Total liabilities.................................................          6,712,059                6,047,971
                                                                              -----------              -----------

Minority interests....................................................            747,060                  821,782
                                                                             ------------             ------------

Preferred stock of CSC Holdings, Inc..................................          1,511,557                1,456,549
                                                                              -----------              -----------

Commitments and contingencies

Stockholders' deficiency:
    Class A Common Stock, $.01 par value, 200,000,000 shares
       authorized, 53,104,482 and 27,948,992 shares issued............                531                      280
    Class B Common Stock, $.01 par value, 80,000,000 shares
       authorized, 22,143,418 and 22,193,418 shares issued............                221                      222
    Paid-in capital...................................................            350,468                 (160,825)
    Accumulated deficit...............................................         (2,701,346)              (2,551,191)
                                                                              -----------              -----------
    Total stockholders' deficiency....................................         (2,350,126)              (2,711,514)
                                                                              -----------              -----------
                                                                               $6,620,550               $5,614,788
                                                                               ==========               ==========




                            See accompanying notes to
                  condensed consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                   1998                    1997
                                                                               ----------                ---------
Cash flows from operating activities:
   Net loss.......................................................             $  (71,067)               $(167,966)
                                                                               ----------                ---------
Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation and amortization................................                318,946                  222,581
     Share of affiliates' net losses..............................                 14,893                   31,481
     Minority interest............................................                 (9,096)                  (3,828)
     Gain on sale of programming and cable interests..............               (141,488)                       -
     Write-off of deferred financing costs........................                  1,616                        -
     Amortization of deferred financing...........................                  3,713                    3,063
     Amortization of debenture discount...........................                    221                       67
     (Gain) loss on sale of equipment.............................                 (1,802)                   2,891
     Changes in assets and liabilities, net of effects of
         acquisitions and dispositions............................                (38,826)                  29,595
                                                                             ------------              -----------
             Total adjustments....................................                148,177                  285,850
                                                                              -----------               ----------
     Net cash provided by operating activities....................                 77,110                  117,884
                                                                             ------------               ----------
Cash flows from investing activities:
   Net proceeds from sale of programming and cable interests......                440,177                        -
   Payments for acquisitions, net of cash acquired................               (165,854)                (695,669)
   Capital expenditures...........................................               (258,849)                (202,630)
   Proceeds from sale of plant and equipment......................                  9,705                      406
   Additions to intangible assets.................................                (12,643)                    (860)
   (Increase) decrease in investments in affiliates, net..........                (17,352)                  11,185
                                                                               ----------                ---------
     Net cash used in investing activities........................                 (4,816)                (887,568)
                                                                               ----------                ---------

Cash flows from financing activities:
   Proceeds from bank debt........................................              3,808,751                1,700,913
   Repayment of bank debt.........................................             (3,929,748)                (839,667)
   Repayment of senior debt.......................................               (112,500)                       -
   Repayment of subordinated notes payable........................               (151,000)                       -
   Issuance of senior notes and debentures........................                296,571                        -
   Dividends applicable to preferred stock of CSC Holdings, Inc...                (14,670)                 (15,112)
   Issuance of common stock.......................................                  8,706                      417
   Decrease in obligation to related party........................               (197,183)                  (2,861)
   Payments of capital lease obligations and other debt...........                 (5,642)                  (2,703)
   Additions to deferred financing and other costs................                 (3,338)                 (48,455)
   Redemption of preferred stock of CSC Holdings, Inc.............                 (9,409)                        -
                                                                               ----------                ---------
     Net cash provided by (used in) financing activities..........               (309,462)                 792,532
                                                                               ----------               ----------
Net increase (decrease) in cash and cash equivalents..............               (237,168)                  22,848
Cash and cash equivalents at beginning of year....................                410,141                   11,612
                                                                               ----------              -----------
Cash and cash equivalents at end of period........................              $ 172,973               $   34,460
                                                                               ----------              -----------
                                                                               ----------              -----------




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

In connection with the Contribution and Merger Agreement described in Note 6, a wholly-owned subsidiary of CSC Parent was merged with and into Cablevision and Cablevision became a wholly-owned subsidiary of CSC Parent (the "Merger"). In the Merger, each outstanding share of Cablevision Class A Common Stock and Cablevision Class B Common Stock was converted into one share of CSC Parent Class A Common Stock and CSC Parent Class B Common Stock, respectively. Subsequent to the Merger, Cablevision changed its name to CSC Holdings, Inc. ("CSC Holdings") and CSC Parent changed its name to Cablevision Systems Corporation. The Merger was accounted for in a manner similar to a pooling of interests, whereby the assets and liabilities of CSC Holdings have been recorded at historical book value. Cablevision Systems Corporation's historical financial information represents the historical financial information of CSC Holdings. For purposes of the accompanying consolidated financial statements of Cablevision Systems Corporation, all share and per share information has been retroactively restated to reflect the number of shares which were issued to shareholders on March 4, 1998 in the exchange discussed above. All share and per share information has also been adjusted for the March 1998 two-for-one stock split described in Note 7.

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

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)





Note 3. Responsibility for Interim Financial Statements

The financial statements as of and for the three and six month periods ended June 30, 1998 and 1997 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

Note 4. Basic Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss after deduction of dividends on preferred stock of CSC Holdings by the weighted average number of common shares outstanding. Potential dilutive common shares were not included in the computation as their effect would be antidilutive.

Note 5. Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The Company paid cash interest expense of approximately $199,128 and $143,217 for the six months ended June 30, 1998 and 1997, respectively. The Company's noncash financing and investing activities for the six months ended June 30, 1998 and 1997 included capital lease obligations of $4,699 and $18,803, respectively, incurred when the Company entered into leases for new equipment, dividend requirements applicable to the preferred stock of CSC Holdings of $64,418 and $57,619, respectively, the issuance of common stock valued at $497,987 in connection with the acquisition of the TCI Systems (see Note 6) in 1998, the issuance of common stock valued at $4,848 to redeem certain limited partnership interests in a subsidiary of the Company in 1998, and the acquisition of warrants from At Home Corporation valued at $74,788 in 1998.

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

Pursuant to the Contribution and Merger Agreement, TCI caused to be contributed to the Company or its designees all of the partnership interests and capital stock of certain entities owned directly or indirectly by TCI and all the assets related to the businesses of certain cable television systems owned and operated directly or indirectly by TCI ("TCI Systems"). In consideration for those cable television systems, the Company issued to certain TCI entities an aggregate of 24,471,086 shares (after adjusting for the March 1998 two-for-one stock split discussed in Note 7) of the Company's Class A Common Stock, valued for accounting purposes at approximately $498,000, and assumed certain liabilities related to such systems (including an aggregate amount of indebtedness for borrowed money equal to $669,000).

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


Pro Forma Results of Operations

The following unaudited pro forma condensed results of operations are presented for the six months ended June 30, 1998 and 1997 as if certain acquisitions and transactions which occurred during 1997 and the acquisition of the TCI systems had occurred on January 1, 1998 and 1997, respectively.



                                                                Six Months Ended June 30,
                                                                --------------------------
                                                                1998                  1997
                                                                ----                  ----
               Net revenues                                  $ 1,545,085         $ 1,245,677
                                                             -----------         -----------
                                                             -----------         -----------
               Net loss                                      $  (218,238)        $  (236,026)
                                                             -----------         -----------
                                                             -----------         -----------
               Basic net loss per common share               $     (3.28)        $     (3.18)
                                                             -----------         -----------
                                                             -----------         -----------


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

Note 7. Stock Split

On March 4, 1998, the Company's Board of Directors declared a two-for-one stock split to be effected in the form of a common stock dividend of one share of Class A common stock for each share of Class A common stock issued and outstanding and one share of Class B common stock for each share of Class B common stock issued and outstanding. The stock dividend was paid on March 30, 1998 to stockholders of record on March 19, 1998. All share and per share information has been adjusted to reflect the two-for-one stock split. See Note 13 "Recent Developments" also.

Note 8. Acquisitions

Nobody Beats The Wiz

On February 9, 1998, Cablevision Electronics Investments, Inc. ("Cablevision Electronics"), a wholly-owned subsidiary of CSC Holdings, acquired substantially all of the assets associated

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)



with approximately 40 Nobody Beats The Wiz consumer electronics store locations from The Wiz, Inc. and certain of its subsidiaries and affiliates (collectively, the "Wiz"). The Wiz had filed for bankruptcy protection on December 16, 1997. Cablevision Electronics paid approximately $92,000 for the assets, of which $10,000 was put into escrow pending resolution of the final calculation of the purchase price. As of June 30,1998, approximately $600 remains in the escrow account. In addition, prior to closing, Cablevision Electronics provided approximately $8,000 for the Wiz to meet certain operating costs.

The acquisition was accounted for as a purchase with the operations of the stores being consolidated with the operations of the Company as of the date of acquisition. The excess of the purchase price over the net book value of assets acquired approximates $19,900 and will be allocated to the specific assets acquired when independent appraisals are obtained.

Madison Square Garden

On June 17, 1998, the Company purchased 50% of ITT's remaining interest in Madison Square Garden ("MSG") for $94,000 pursuant to ITT's exercise of its first put option.

Note 9. Dispositions

In 1998, the Company completed the sale of substantially all of the assets of U.S. Cable Television Group, L.P. ("U.S. Cable") for approximately $311,000 and the cable television systems in Rockford, Illinois and Paragould, Arkansas owned by A-R Cable Services, Inc. ("A-R Cable") for approximately $99,800 in cash. In addition, the Company completed the sale of cable television systems in Wellsville/Penn Yan, New York for approximately $11,300 and Windsor, New York and New Milford, Pennsylvania for approximately $4,800. The Company recognized a net gain of approximately $123,800 on the sale of these systems. In addition, the Company recognized a gain of approximately $17,700 as a result of the sale of an interest in a regional sports programming business.

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


Note 11. Net Assets Held for Sale

In 1998, A-R Cable entered into an agreement to sell its cable television systems in Bootheel, Missouri for approximately $5,000. In addition, in 1998, A-R Cable entered into an agreement to transfer its cable television system in Rensselaer, New York plus $16,000 in cash to Time Warner in exchange for Time Warner's Litchfield, Connecticut system.

The pending transactions are subject to the receipt of regulatory and other customary approvals and are currently expected to be consummated in the second half of 1998. The Company expects to record gains upon the consummation of these transactions. There can be no assurance that the pending transactions will be consummated in a timely fashion, or at all.

For financial reporting purposes, the assets and liabilities attributable to the above transactions, as well as the assets and liabilities of the cable television systems serving Kalamazoo, Michigan (see Note 6), have been classified in the consolidated balance sheet as net assets held for sale.

The accompanying consolidated statement of operations for the six months ended June 30, 1998 includes net revenues aggregating approximately $16,629 and net income aggregating approximately $6,150 relating to the cable systems held for sale.

Note 12. Preferred Stock of CSC Holdings, Inc.

The preferred stock of CSC Holdings, Inc. at June 30, 1998 and December 31, 1997 consists of CSC Holdings issued and outstanding preferred stock as follows:

         8 1/2% Series I Cumulative Convertible
             Exchangeable Preferred Stock                              $   323,331          $   323,331
         11 3/4% Series H Redeemable Exchangeable
             Preferred Stock                                               344,423              325,048
         11 1/8% Series M Redeemable Exchangeable
             Preferred Stock                                               843,803              798,760
         8% Series C Cumulative Preferred Stock                                  -                9,410
                                                                ------------------       --------------
                                                                        $1,511,557           $1,456,549
                                                                ------------------       --------------
                                                                ------------------       --------------


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


Note 13.  Recent Develpoments

In July 1998, CSC Holdings issued $500,000 principal amount of 7 1/4% Senior Notes due 2008 (the "2008 Notes") and $500,000 principal amount of 7 5/8 % Senior Debentures due 2018 (the "Debentures"). The Debentures were issued at a discount of $495. The 2008 Notes and Debentures are not redeemable by CSC Holdings prior to maturity.

On July 22, 1998, the Company's Board of Directors declared a two-for-one stock split to be effected as a special stock distribution of one share of Class A common stock for each share of Class A common stock issued and outstanding as of August 10, 1998 and one share of Class B common stock for each share of Class B common stock issued and outstanding as of August 10, 1998. The distribution will be paid on August 21, 1998 to stockholders of record on August 10, 1998.

On August 12, 1998, the Company and a wholly owned subsidiary of the Company entered into an Agreement and Plan of Merger with Clearview Cinema Group, Inc. ("Clearview") pursuant to which the Company will acquire all of the outstanding shares of stock of Clearview for $24.25 per share, payable in a combination of cash and shares of the Company's common stock. The Company also entered into a stockholders agreement with certain stockholders of Clearview, holding in the aggregate a majority of the voting power of Clearview's stock, pursuant to which such stockholders agreed to vote their shares in favor of the merger. The purchase price, including assumption of debt but excluding cash on hand, is estimated at $160 million. The transaction is expected to be consummated in the fourth quarter of 1998.

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

STATEMENT OF OPERATIONS DATA


                                                             Six Months Ended June 30,
                                                -----------------------------------------------------------
                                                         1998                             1997                (Increase)
                                                --------------------------      ---------------------------
                                                                  % of Net                         % of Net    Decrease
                                                  Amount          Revenues        Amount           Revenues   in Net Loss
                                                ----------        --------      ----------         --------   -----------
                                                                       (Dollars in thousands)
Revenues..................................      $1,480,918          100%        $  797,065            100%     $  683,853

Operating expenses:
    Technical.............................         760,356           51            340,430             43        (419,926)
    Selling, general & administrative.....         393,521           27            214,619             27        (178,902)
    Depreciation and amortization.........         318,946           22            222,581             28         (96,365)
                                                ----------                        ---------                      ---------
Operating profit..........................           8,095            1             19,435              2         (11,340)
Other expense:
    Interest expense, net.................        (198,269)         (13)          (152,957)           (19)        (45,312)
    Share of affiliates' net loss.........         (14,893)          (1)           (31,481)            (4)         16,588
    Gain on sale of programming and cable
      interests...........................         141,488           10                  -              -         141,488
    Write off of deferred financing costs.          (1,616)           -                  -              -          (1,616)
    Provision for preferential payment to
      related party.......................            (980)           -             (2,800)             -           1,820
    Minority interests....................           9,096            1              3,828              1           5,268
    Miscellaneous, net....................         (13,988)          (1)            (3,991)            (1)         (9,997)
                                                ----------                        ---------                      ---------
Net loss..................................      $  (71,067)          (5)         $(167,966)           (21)     $   96,899
                                                ----------                        ---------                      ---------
                                                ----------                        ---------                      ---------
OTHER OPERATING DATA:

Operating profit before depreciation
    and amortization(1) ..................      $  327,041                        $242,016
Currently payable interest expense........         207,598                         150,855
Net cash provided by operating activities(2)        77,110                         117,884
Net cash used in investing activities(2)..          (4,816)                       (887,568)
Net cash provided by (used in) financing
    activities(2).........................        (309,462)                        792,532


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

(2)      See Item 1 - "Condensed Consolidated Statements of Cash Flows."

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)


STATEMENT OF OPERATIONS DATA

                                                            Three Months Ended June 30,
                                                -------------------------------------------------------
                                                         1998                             1997               (Increase)
                                                --------------------------      ---------------------------
                                                                  % of Net                         % of Net    Decrease
                                                  Amount          Revenues        Amount           Revenues   in Net Loss
                                                ----------        --------      ----------         --------   -----------
                                                                       (Dollars in thousands)
Revenues..................................      $  805,190          100%       $  438,516             100%    $  366,674

Operating expenses:
    Technical.............................         416,636           52           189,031              43       (227,605)
    Selling, general & administrative.....         196,932           24           129,752              30        (67,180)
    Depreciation and amortization.........         172,367           21           114,576              26        (57,791)
                                                -----------                    -----------                    ------------
Operating profit..........................          19,255            2             5,157               1         14,098
Other expense:
    Interest expense, net.................        (107,024)         (13)          (80,618)            (18)       (26,406)
    Share of affiliates' net loss.........          (1,028)           -           (18,858)             (4)        17,830
    Gain on sale of programming and cable
      interests...........................           4,220            1                 -               -          4,220
    Write off of deferred financing costs.          (1,616)           -                 -               -         (1,616)
    Provision for preferential payment to
      related party.......................               -            -            (1,400)              -          1,400
    Minority interests....................           9,014            1             6,103               1          2,911
    Miscellaneous, net....................          (5,779)          (1)           (2,394)             (1)        (3,385)
                                                -----------                    -----------                    ------------
Net loss..................................      $  (82,958)         (10)       $  (92,010)            (21)    $    9,052
                                                -----------                    -----------                    ------------
                                                -----------                    -----------                    ------------

OTHER OPERATING DATA:

Operating profit before depreciation
    and amortization(1) ..................       $191,622                        $119,733
Currently payable interest expense........        111,644                          79,439
Net cash provided by operating activities(2)       10,682                          54,241
Net cash used in investing activities(2)..       (182,829)                       (594,742)
Net cash provided by (used in) financing
    activities(2).........................       (101,852)                        561,475


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

(2)      See Item 1 - "Condensed Consolidated Statements of Cash Flows."

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

1998 Dispositions. In 1998, the Company completed the sale of substantially all of the assets of U.S. Cable and the sale of cable television systems in Rockford, Illinois; Paragould, Arkansas; Wellsville/Penn Yan, New York; Windsor, New York; and New Milford, Pennsylvania owned by A-R Cable. In addition, Rainbow Media completed the sale of an interest in a regional sports programming business.

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

Revenues for the three and six months ended June 30, 1998 increased $366.7 million (84%) and $683.9 million (86%), respectively, over the corresponding 1997 periods. Approximately $319.2 million (73%) and $578.3 million (73%) of the increase was attributable to the Net Acquisitions for the three and six months ended June 30, 1998, respectively; approximately $23.6 million (5%) and $53.3 million (7%) resulted from higher revenue per subscriber; approximately $17.7 million (4%) and $40.7 million (5%) to increases in other revenue sources such as Rainbow Media's programming services, advertising and a developing commercial telephony business; and approximately $6.2 million (1%) and $11.6 million (1%) to internal growth in the average number of subscribers.

Technical expenses increased $227.6 million (120%) and $419.9 million (123%), respectively, for the three and six months ended June 30, 1998 compared to the same 1997 periods.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)


Approximately $215.7 million (114%) and $380.3 million (112%) of the increase was a direct result of the Net Acquisitions for the three and six months ended June 30, 1998, respectively. The remaining $11.9 million (6%) and $39.6 million (12%) increase was attributable to increases in those costs directly associated with the internal growth in the average number of subscribers and revenues mentioned above, as well as to increases in programming rates for certain cable television services. As a percentage of revenues, technical expenses increased 9% and 8%, respectively, for the three and six months ended June 30, 1998 over the same periods in 1997.

Selling, general and administrative expenses increased $67.2 million (52%) and $178.9 million (83%), respectively, for the three and six months ended June 30, 1998 when compared to the same 1997 periods. Approximately $42.7 million (33%) and $97.9 million (46%), respectively, of the increase for the three and six months ended June 30, 1998 was related to the Net Acquisitions and $5.6 million (4%) and $43.8 million (20%), respectively, was due to charges related to an incentive stock plan. The remaining 15% and 17% increase resulted from higher administrative and customer service costs. Excluding the effects of the incentive stock plan, as a percentage of revenues such costs decreased 3% and 2%, respectively, during the three and six months ended June 30, 1998 compared to the same 1997 periods.

Operating profit before depreciation and amortization increased $71.9 million (60%) and $85.0 million (35%), respectively, for the three and six months ended June 30, 1998 over the same periods in 1997. Approximately $60.8 million (51%) and $100.1 million (41%), respectively, of the increase was attributable to the Net Acquisitions. The remaining increase (decrease) of approximately $11.1 million (9%) and $(15.1) million (6%), respectively, resulted from the combined effect of the revenue and expense increases discussed above. On a pro forma basis, giving effect to the Net Acquisitions as if they had occurred on January 1, 1997 and the exclusion of incentive stock plan charges, operating profit before depreciation and amortization would have increased 13.4% for both the three and six months ended June 30, 1998 over the same periods in 1997. Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

Depreciation and amortization expense increased $57.8 million (50%) and $96.4 million (43%), respectively, for the three and six months ended June 30, 1998 as compared to the same 1997 periods. The increase for the three months ended June 30, 1998 compared to the comparable 1997 period is primarily due to the Net Acquisitions. Approximately $90.9 million (41%) of the increase for the six months ended June 30, 1998 was attributable to the Net Acquisitions. The remaining 2% increase for the six months ended June 30, 1998 resulted primarily from depreciation on new plant assets, offset by a decrease in depreciation and amortization for certain assets held for sale and a decrease in amortization expense resulting from certain intangible assets becoming fully amortized in 1997.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)


Net interest expense increased $26.4 million (33%) and $45.3 million (30%), respectively, for the three and six months ended June 30, 1998 over the comparable 1997 periods. Approximately $8.1 million (10%) and $12.4 million (8%), respectively, of the increase is attributable to the Net Acquisitions. The remaining increase of approximately $18.3 million (23%) and $32.9 million (21%), respectively, is primarily due to higher outstanding debt balances.

Share of affiliates' net loss decreased to $1.0 million and $14.9 million, respectively, for the three and six months ended June 30, 1998 from $18.9 million and $31.5 million for the same 1997 periods. For the three and six months ended June 30, 1998, such amounts consisted of the Company's share of the net losses of certain programming businesses in which the Company has varying ownership interests. For the comparable periods in 1997, such amounts consisted primarily of the Company's share in the net losses of certain cable affiliates for the period prior to consolidation of $19.9 million and $37.9 million and the Company's share of the net profits of $1.0 million and $6.4 million of certain programming businesses in which the Company has varying ownership interests.

Gain on sale of programming and cable interests for the three and six months ended June 30, 1998 consists of a gain of approximately $4.2 million and $123.8 million, respectively, as a result of the sale of cable television systems in Wellsville/Penn Yan, New York, Windsor, New York and New Milford, Pennsylvania in the second quarter of 1998 and the assets of U.S. Cable and cable television systems in Rockford, Illinois, and Paragould, Arkansas in the first quarter of 1998. Additionally, the gain for the six months ended June 30, 1998 includes approximately $17.7 million as a result of the sale of an interest in a regional sports programming business in the first quarter of 1998.

Provision for preferential payment to related party consists of the expensing of the proportionate amount due with respect to an annual payment made in connection with the acquisition of Cablevision of New York City ("CNYC") in 1992. Effective March 4, 1998, these preferential payments were terminated upon the retirement of Mr. Dolan's preferred interest.

Minority interest for the three and six months ended June 30, 1998 represents Fox Liberty's 40% share of the net income of Regional Programming Partners, ITT's share of the net loss of Madison Square Garden, and NBC's 25% share of the net loss of Rainbow Media. For the comparable 1997 periods, the minority interest represented NBC's 25% share of the net loss of Rainbow Media, ITT's share of the net loss of Madison Square Garden since the date of acquisition and SportsChannel Associates and Liberty's share of net income of Prism.

Liquidity and Capital Resources

The Company does not have any operations independent of CSC Holdings and the TCI Systems. In addition, it has no borrowings and does not have outstanding any securities other than its Class A Common Stock and Class B Common Stock, on which it does not intend to pay any dividends in

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)


the foreseeable future. Accordingly, the Company does not have cash needs independent of the needs of its subsidiaries.

The Company is structured as a restricted group and an unrestricted group of subsidiaries.

The Restricted Group includes all of CSC Holdings' cable operations in and around the greater New York City metropolitan area, including Long Island, in and around the greater Cleveland, Ohio metropolitan area and in and around Boston, Massachusetts and the commercial telephony operations of the Company's subsidiary, Cablevision Lightpath, Inc. on Long Island, New York. At June 30, 1998, the Restricted Group encompassed approximately 2,529,000 cable television subscribers, including approximately 49,000 subscribers of systems held for sale.

The Unrestricted Group principally includes the Company's cable television operations other than those included in the Restricted Group. At June 30, 1998, the Unrestricted Group encompassed approximately 877,000 cable television subscribers ("Unrestricted Cable"), including approximately 838,000 subscribers of the TCI Systems and approximately 39,000 subscribers of systems held for sale (see Note 11 - "Net Assets Held for Sale"). Other Unrestricted Group subsidiaries ("Unrestricted Other") include Rainbow Media, CSC Technology, Inc. (the Company's subsidiary engaged in research and development of new technology) and other companies engaged in certain development activities. Cablevision Electronics Investments, Inc. which acquired substantially all of the assets associated with 40 Nobody Beats The Wiz consumer electronics store locations on February 9, 1998, is also included in the Unrestricted Group.

The following table presents selected unaudited historical results of operations and other financial and statistical information related to the captioned groups or entities as of and for the six months ended June 30, 1998.

                                         Restricted          Unrestricted       Other Unrestricted        Total
                                            Group                Cable             Subsidiaries          Company
                                         ----------          ------------       ------------------       -------
                                                                  (Dollars in thousands)
Revenues                                 $   713,197            $159,049            $  608,672          $1,480,918
                                         ----------          ------------           ----------          ----------
                                         ----------          ------------           ----------          ----------
Operating profit (loss) before
    depreciation and amortization        $   269,752           $  60,469            $   (3,180)         $  327,041
                                         ----------          ------------           ----------          ----------
                                         ----------          ------------           ----------          ----------
Currently payable interest expense       $   158,979           $  15,824            $   32,795          $  207,598
                                         ----------          ------------           ----------          ----------
                                         ----------          ------------           ----------          ----------
Total interest expense                   $   161,540           $  15,824            $   34,167          $  211,531
                                         ----------          ------------           ----------          ----------
                                         ----------          ------------           ----------          ----------
Bank and other senior debt                $1,533,808           $ 591,000            $  754,174          $2,878,982
                                         ----------          ------------           ----------          ----------
                                         ----------          ------------           ----------          ----------
Senior notes and debentures               $1,194,752           $       -            $        -          $1,194,752
                                         ----------          ------------           ----------          ----------
                                         ----------          ------------           ----------          ----------
Subordinated debentures                   $1,048,309           $       -            $        -          $1,048,309
                                         ----------          ------------           ----------          ----------
                                         ----------          ------------           ----------          ----------
Capital expenditures                     $   212,172          $    9,992             $  36,685          $  258,849
                                         ----------          ------------           ----------          ----------
                                         ----------          ------------           ----------          ----------
Ending subscribers                         2,529,120             877,365                     -           3,406,485
                                         ----------          ------------           ----------          ----------
                                         ----------          ------------           ----------          ----------

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)



Restricted Group

The Company believes that, for the Restricted Group, internally generated funds, together with funds available under the Restricted Group's Credit Agreement will be sufficient through 1999 to meet all funding requirements.

On May 28, 1998, CSC Holdings and certain other subsidiaries of the Company, closed on a new $2.8 billion credit facility. The $2.8 billion reducing revolver credit facility, maturing in March 2007, consists of a $1.4 billion CSC Holdings credit facility, a $1.4 billion MFR credit facility of which $600 million is available, and an $800 million creditfacility for certain unrestricted subsidiaries of the Company acquired from TCI on March 4, 1998 ("TCI Systems"). While the $800 million TCI Systems credit facility is in place, only $600 million of the $1.4 billion MFR facility may be utilized.

On July 17, 1998, promissory notes totaling $151 million were redeemed with bank borrowings under the CSC Holdings and MFR credit facilities.

On July 21, 1998, CSC Holdings issued $500 million face amount of 7 1/4% Senior Notes due 2008 and $500 million face amount of 7 5/8% Senior Debentures due 2018. The net proceeds of $985 million were used to repay outstanding borrowings under the CSC Holdings credit facility.

On July 27, 1998, the Company reduced the CSC Holdings credit facility by $400 million to $1.0 billion, and the MFR credit facility by $200 million to $1.2 billion, which includes a reduction of the TCI credit facility by $100 million to $700 million. On July 28, 1998, taking into account the commitment reduction, the Restricted Group had total usage under its existing $1.5 billion Credit Agreement (including the MFR credit facility) of $532 million and letters of credit of $44.5 million issued on behalf of CSC Holdings. Unrestricted and undrawn funds available to the Restricted Group amounted to approximately $924 million as of July 28, 1998. The Credit Agreement contains certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the Restricted Group to maintain certain financial ratios and restricting the permitted uses of borrowed funds. As of July 28, 1998, CSC Holdings had entered into interest exchange (swap) agreements with several of its banks on a notional amount of $225 million, on which CSC Holdings pays a fixed rate of interest and receives a variable rate of interest for specified periods, with an average maturity of 1.4 years. The average effective annual interest rate on all Restricted Group bank debt outstanding as of July 28, 1998 was approximately 7.0%.

The terms of the instruments governing the TCI Systems' indebtedness prohibit transfer of funds (except for certain payments, related to overhead allocations and expense reimbursement) from the TCI Systems to the Restricted Group and are expected to prohibit such transfer of funds for the foreseeable future. The Company believes that for the Restricted Group such limitations on transfer of funds or payments will not have an adverse effect on the ability of the Company to meet its obligations.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)



TCI Systems

On May 28, 1998, the TCI Systems closed on their $800 million credit facility which was reduced by $100 million on July 27, 1998. On July 28, 1998, taking into account the commitment reduction, usage under the $700 million credit facility was $580 million with undrawn funds of $120 million. The Company believes that for the TCI Systems, internally generated funds, together with funds available under their $700 million credit facility will be sufficient through 1999 to meet their debt service requirements and to fund their planned capital expenditures.

Rainbow Media

Rainbow Media has a $300 million non-amortizing revolving credit facility maturing on December 31, 2000 of which $40 million is restricted for specific purposes. Of the $260 million balance of the facility, a further $180 million is restricted to provide for repayment of a like amount of inter-company borrowings as described below. Direct borrowings as of July 28, 1998 amounted to $21 million leaving a balance of $59 million available to Rainbow Media under the credit facility as of that date.

American Movie Classics has a $100 million reducing revolving credit facility and a $136 million amortizing term loan in place. Both loans will mature on March 31, 2004. The amount of the available commitment under the revolver will not begin to step down until 2002. As of July 28, 1998, American Movie Classics had outstanding borrowings of $208 million, leaving unrestricted funds available of $28 million.

In June 1998, American Movie Classics made a $16 million excess cash flow distribution to Rainbow Media by drawing under its revolving credit. Rainbow Media used the funds to partly repay its bank debt.

Both credit facilities contain certain financial covenants that may limit the ability to utilize all of the undrawn funds available, including covenants requiring that certain financial ratios be maintained.

In June 1998, Regional Programming Partners ("RPP"), a partnership which is 60% owned by Rainbow Media and 40% owned by Fox/Liberty, made an inter-company loan to Rainbow Media of $180 million, which Rainbow Media used to repay bank debt. RPP funded this loan from cash on hand. The inter-company loan is a four year demand note maturing March 31, 2002, which requires quarterly interest payments, is subordinated to Rainbow Media's bank debt and requires that Rainbow Media maintain sufficient availability under its revolving credit to permit the repayment in full to RPP if RPP requires the funds for its own operating needs.

In June 1998, RPP utilized $94 million to redeem 50% of ITT's remaining interest in Madison Square Garden, L.P. ("MSG").

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)




As of June 30, 1998, RPP had a cash balance of $134 million.

The Company believes that for both Rainbow Media and American Movie Classics, internally generated funds, together with the funds available under the credit agreements will be sufficient to meet debt service requirements and to fund capital expenditures through 1999.

Madison Square Garden

MSG has a $500 million revolving credit facility maturing on December 31, 2004 (the "MSG Credit Facility").

As of July 28, 1998, outstanding debt under the MSG Credit Facility was $375 million. In addition, MSG had outstanding letters of credit of $4 million resulting in unrestricted and undrawn funds available amounting to $121 million. The MSG Credit Facility contains certain financial covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring MSG to maintain certain financial ratios. The Company believes that for MSG, internally generated funds, together with funds available under its existing credit agreement will be sufficient to meet its debt service requirements and to fund capital expenditures through 1999.

Garden Programming, LLC, an unrestricted subsidiary of MSG, has a $20 million term loan maturing on July 11, 2002. Garden Programming, LLC has in turn made a $40 million loan to a related entity, maturing on November 1, 2011.

Nobody Beats the Wiz

On February 9, 1998, Cablevision Electronics completed the acquisition of certain assets of the Wiz. The purchase price and expenses were funded through a $50 million equity contribution (not including $8 million in pre-acquisition funding from CSC Holdings) and approximately $45 million in borrowings under the new $110 million Cablevision Electronics stand alone credit facility. Under the terms of the credit facility, the total amount of borrowings available to Cablevision Electronics is subject to an availability calculation based on a percentage of eligible inventory. On July 28, 1998, usage under the $110 million credit facility was $61.7 million with $8.3 million available thereunder, based on the level of inventory as of that date. Cablevision Electronics has received additional equity contributions from CSC Holdings of $25 million through July 28, 1998, bringing the total amount of equity contributed to $84 million. In addition, Cablevision Electronics has received other financial support of approximately $26 million in the form of letters of credit and guarantees, in respect of Cablevision Electronics' inventory purchases. The Company believes that Cablevision Electronics will require additional financial support in respect of planned increases in inventory purchases through the first quarter of 1999.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)



Operating Activities

Cash provided by operating activities amounted to $77.1 million for the six months ended June 30, 1998 compared to $117.9 million for the six months ended June 30, 1997. The 1998 cash provided by operating activities consisted primarily of depreciation and amortization of $318.9 million, other non-cash items of $9.6 million, offset by a net loss of $71.1 million, a net decrease in cash resulting from changes in assets and liabilities of $38.8 million, and the net gain on the sale of programming and cable interests of $141.5 million.

Cash provided by operating activities amounted to $117.9 million for the six months ended June 30, 1997 which consisted primarily of depreciation and amortization of $222.6 million, other non-cash items of $33.7 million, and a net increase in cash resulting from changes in assets and liabilities of $29.6, partially offset by a net loss of $168.0 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 1998 was $4.8 million compared to net cash used in investing activities of $887.6 million for the six months ended June 30, 1997. The 1998 investing activities consisted of net proceeds of $440.2 million from the sale of programming and cable interests, offset by $258.8 million of capital expenditures, $165.9 million of payments for acquisitions, and other items of $20.3 million.

Net cash used in investing activities for the six months ended June 30, 1997 was $887.6 million. The 1997 investing activities consisted primarily of $202.6 million of capital expenditures and $695.7 of payments for acquisitions, partially offset by an $11.2 million decrease in investment in affiliates.

Financing Activities

Cash used in financing activities amounted to $309.5 million for the six months ended June 30, 1998 compared to net cash provided by financing activities of $792.5 million for the six months ended June 30, 1997. In 1998, the Company's financing activities consisted primarily of the net repayment of bank debt, subordinated notes and senior debt of $384.5 million, the repayment of an obligation to a related party of $197.2 million, the payment of dividends applicable to the preferred stock of a subsidiary of $14.7 million, the redemption of preferred stock of a subsidiary of $9.4 million, and other net cash payments aggregating $.3 million partially offset by $296.6 million derived from the issuance of senior debentures.

In 1997, the Company's financing activities consisted of the net proceeds from bank debt of $861.2 million, partially offset by additions to deferred financing and other costs of $48.5 million, payments of dividends applicable to the preferred stock of a subsidiary of $15.1 million and other net cash payments aggregating $5.1 million.

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

Item 4.        Submission of Matters to a Vote of Security-Holders

               The Company's Annual Meeting of Shareholders was held on June 10, 1998.

               The following matters were voted upon at the Company's Annual Meeting of Shareholders, indicating the number of votes cast for and against as well as the number of abstentions:


               Election of Directors:

                  Class A Directors:


                     Charles D. Ferris:                           For:            48,510,265
                                                                  Votes Withheld:  1,158,517
                     Richard H. Hochman:                          For:            49,250,491
                                                                  Votes Withheld:    418,291
                     Victor Oristano:                             For:            49,237,515
                                                                  Votes Withheld:    431,267
                     Vincent Tese:                                For:            48,506,978
                                                                  Votes Withheld:  1,161,804

                  Class B Directors:

                     William J. Bell       Robert S. Lemle        For:            22,192,418
                     Charles F. Dolan      Marc A. Lustgarten     Votes Withheld:          0
                     James L. Dolan        Sheila A. Mahony
                     Thomas C. Dolan       John C. Malone
                     Patrick F. Dolan      John Tatta
                     Leo J. Hindery, Jr.


               Each nominee for election by the Class B common stockholders recieved the same vote as indicated above.


               Authorize and approve the Company's Executive Performance Incentive Plan


                  Class A Common Stock:                            For:       47,458,197
                                                                   Against:    1,925,961
                                                                   Abstain:      284,624

                  Class B Common Stock:                            For:      221,924,180
                                                                   Against:            0
                                                                   Abstain:            0

               Authorize and approve Amendment No. 1 to the CSC Parent Employee Stock Plan

                  Class A Common Stock:                            For:       36,206,377
                                                                   Against:    9,793,139
                                                                   Abstain:      348,082

                  Class B Common Stock:                            For:      221,924,180
                                                                   Against:            0
                                                                   Abstain:            0

               Ratification and approval of KPMG Peat Marwick LLP:

                  Class A Common Stock:                            For:       49,628,149
                                                                   Against:       24,655
                                                                   Abstain:       15,978

                  Class B Common Stock:                            For:      221,924,180
                                                                   Against:            0
                                                                   Abstain:            0



Item 6.        Exhibits and Reports on Form 8-K

               (a)   Exhibits.

                     The index to exhibits is on page 47.

               (b) The Company filed a Current Report on Form 8-K with the Commission on March 4, 1998.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                    (formerly Cablevision Systems Corporation)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                       Six Months Ended                    Three Months Ended
                                                            June 30,                             June 30,
                                                 ------------------------------      -------------------------------
                                                      1998          1997                   1998         1997
                                                      ----          ----                   ----         ----
Revenues....................................        $1,345,734    $  797,065            $  700,352      $  438,516
                                                   ------------  -----------           -----------     -----------

Operating expenses:
   Technical................................           708,438       340,430               376,419         189,031
   Selling, general and
     administrative.........................           366,635       214,619               177,454         129,752
   Depreciation and amortization............           268,641       222,581               133,592         114,576
                                                   ------------  -----------           -----------     -----------
                                                     1,343,714       777,630               687,465         433,359
                                                   ------------  -----------           -----------     -----------

         Operating profit...................             2,020        19,435               12,887           5,157
                                                   ------------  -----------           -----------     -----------
Other income (expense):
   Interest expense.........................          (197,617)     (153,785)             (103,105)        (81,023)
   Interest income..........................            13,215           828                 6,498             405
   Share of affiliates' net loss............           (14,893)      (31,481)               (1,028)        (18,858)
   Gain on sale of programming and
      cable interests.......................           141,488             -                 4,220               -
   Write off of deferred financing costs....            (1,616)            -                (1,616)              -
   Provision for preferential payment to
     related party..........................              (980)       (2,800)                    -          (1,400)
   Minority interests.......................             9,096         3,828                 9,014           6,103
   Miscellaneous............................           (11,860)       (3,991)               (3,651)         (2,394)
                                                   ------------  -----------           -----------     -----------
                                                       (63,167)     (187,401)              (89,668)        (97,167)
                                                   ------------  -----------           -----------     -----------


Net loss ...................................           (61,147)     (167,966)              (76,781)        (92,010)

Dividend requirements applicable to
   preferred stock..........................           (79,088)      (72,731)              (39,993)        (36,766)
                                                   ------------  -----------           -----------     -----------
Net loss applicable to common
   shareholders.............................        $ (140,235)    $(240,697)            $(116,774)      $(128,776)
                                                   ------------  -----------           -----------     -----------
                                                   ------------  -----------           -----------     -----------

Basic net loss per common share.............                 -     $   (4.84)                   -      $     (2.59)
                                                   ------------  -----------           -----------     -----------
                                                   ------------  -----------           -----------     -----------
Average number of common shares
   outstanding (in thousands)...............                 -        49,684                     -          49,686
                                                   ------------  -----------           -----------     -----------
                                                   ------------  -----------           -----------     -----------


                            See accompanying notes to
                  condensed consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                 June 30,               December 31,
                                                                                   1998                     1997
                                                                              ------------             ------------
    ASSETS

Cash and cash equivalents.............................................        $   170,114              $   410,141

Accounts receivable trade (less allowance for doubtful
    accounts of $27,444 and $29,584)..................................            197,602                  214,721

Notes and other receivables...........................................            113,984                   98,756

Prepaid expenses and other assets.....................................            192,664                   55,324

Property, plant and equipment, net....................................          1,907,295                1,831,167

Investments in affiliates.............................................            285,023                  207,776

Advances to affiliates................................................             35,246                   19,823

Feature film inventory................................................            263,463                  180,576

Net assets held for sale..............................................             37,527                  252,610

Franchises, net of accumulated amortization of
    $522,047 and $481,895.............................................            336,248                  383,369

Affiliation and other agreements, net of accumulated
    amortization of $155,257 and $129,087.............................            233,127                  253,734

Excess costs over fair value of net assets acquired and other intangible assets, net of accumulated amortization of
    $698,270 and $684,141.............................................          1,619,403                1,615,786

Deferred financing, acquisition and other costs, net of
    accumulated amortization of $45,763 and $40,061...................             84,428                   91,005
                                                                              ------------             ------------
                                                                               $5,476,124               $5,614,788
                                                                              ------------             ------------
                                                                              ------------             ------------



                            See accompanying notes to
                  condensed consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)



                                                                                 June 30,               December 31,
                                                                                  1998                     1997
                                                                                 -------               --------------
    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Accounts payable......................................................        $   313,465              $   270,652
Accrued liabilities...................................................            539,194                  504,866
Accounts payable to affiliates........................................             13,024                    7,978
Feature film and contract obligations.................................            337,616                  292,720
Deferred revenue......................................................            327,620                  277,693
Bank debt.............................................................          2,242,208                2,240,358
Senior debt...........................................................                  -                  112,500
Senior notes and debentures...........................................          1,194,752                  898,024
Subordinated debentures...............................................          1,048,309                1,048,245
Subordinated notes payable............................................                  -                  151,000
Obligation to related party...........................................                  -                  197,183
Capital lease obligations and other debt..............................             45,774                   46,752
                                                                            -------------            -------------
    Total liabilities.................................................          6,061,962                6,047,971
                                                                              -----------              -----------

Minority interests....................................................            747,060                  821,782
                                                                             ------------             ------------

Series H Redeemable Exchangeable Preferred Stock......................            344,423                  325,048
                                                                             ------------             ------------

Series M Redeemable Exchangeable Preferred Stock......................            843,803                  798,760
                                                                             ------------             ------------

Commitments and contingencies

Stockholders' deficiency:
    8% Series C Cumulative Preferred Stock, $.01 par value, 112,500 shares authorized, 110,622 shares issued in 1997
       ($100 per share liquidation preference)........................                  -                        1
    8% Series D Cumulative Preferred Stock, $.01 par value,
       112,500 shares authorized, none issued ($100 per
       share liquidation preference)..................................                  -                        -
    8-1/2% Series I Cumulative Convertible Exchangeable Preferred Stock, $.01
       par value, 1,380,000 shares authorized and issued ($250 per share liquidation
       preference)....................................................                 14                       14
    Class A Common Stock, $.01 par value, 50,000,000 shares
       authorized, 1,000 and 27,948,992 shares issued.................                  -                      280
    Class B Common Stock, $.01 par value, 20,000,000 shares
       authorized, -0- and 22,193,418 shares issued...................                  -                      222
    Paid-in capital...................................................            170,288                  171,901
    Accumulated deficit...............................................         (2,691,426)              (2,551,191)
                                                                              -----------              -----------
    Total stockholders' deficiency....................................         (2,521,124)              (2,378,773)
                                                                              -----------              -----------
                                                                               $5,476,124               $5,614,788
                                                                              -----------              -----------
                                                                              -----------              -----------



                            See accompanying notes to
                  condensed consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             (Dollars in thousands)
                                   (Unaudited)



                                                                                  1998                      1997
                                                                               ----------                ---------
Cash flows from operating activities:
   Net loss.......................................................             $  (61,147)               $(167,966)
                                                                               ----------                ---------
Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation and amortization................................                268,641                  222,581
     Share of affiliates' net losses..............................                 14,893                   31,481
     Minority interest............................................                 (9,096)                  (3,828)
     (Gain) loss on sale of programming and cable interests.......               (141,488)                       -
     Write-off of deferred financing costs........................                  1,616                        -
     Amortization of deferred financing...........................                  3,713                    3,063
     Amortization of debenture discount...........................                    221                       67
     (Gain) loss on sale of equipment.............................                 (1,802)                   2,891
     Changes in assets and liabilities, net of effects of
         acquisitions and dispositions............................                (96,140)                  29,595
                                                                               ----------               ----------
             Total adjustments....................................                 40,558                  285,850
                                                                               ----------               ----------
   Net cash provided by (used in) operating activities............                (20,589)                 117,884

Cash flows from investing activities:
   Net proceeds from sale of programming and cable interests......                440,177                        -
   Payments for acquisitions, net of cash acquired................               (154,281)                (695,669)
   Capital expenditures...........................................               (251,631)                (202,630)
   Proceeds from sale of plant and equipment......................                  9,705                      406
   Additions to intangible assets.................................                (11,971)                    (860)
   (Increase) decrease in investments in affiliates, net..........                (17,352)                  11,185
                                                                               ----------               ----------
     Net cash provided by (used in) investing activities..........                 14,647                 (887,568)
                                                                               ----------               ----------
Cash flows from financing activities:
   Proceeds from bank debt........................................              3,199,751                1,700,913
   Repayment of bank debt.........................................             (3,241,498)                (839,667)
   Repayment of senior debt.......................................               (112,500)                       -
   Repayment of subordinated notes payable........................               (151,000)                       -
   Issuance of senior notes and debentures........................                296,571                        -
   Dividends applicable to preferred stock........................                (14,670)                 (15,112)
   Issuance of common stock.......................................                  2,444                      417
   Decrease in obligation to related party........................               (197,183)                  (2,861)
   Payments of capital lease obligations and other debt...........                 (5,642)                  (2,703)
   Additions to deferred financing and other costs................                   (949)                 (48,455)
   Redemption of preferred stock..................................                 (9,409)                        -
                                                                               ----------                ---------
     Net cash provided by (used in) financing activities..........               (234,085)                 792,532
                                                                               ----------               ----------
Net increase (decrease) in cash and cash equivalents..............               (240,027)                  22,848
Cash and cash equivalents at beginning of year....................                410,141                   11,612
                                                                               ----------              -----------
Cash and cash equivalents at end of period........................              $ 170,114               $   34,460
                                                                               ----------               ----------
                                                                               ----------               ----------




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

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

Note 2. Responsibility for Interim Financial Statements

The financial statements as of and for the three and six month periods ended June 30, 1998 and 1997 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

Note 3. Basic Net Loss Per Common Share

Basic net loss per common share for the three and six months ended June 30, 1997 is computed by dividing net loss after deduction of preferred stock dividends by the weighted average number of common shares outstanding. Potential dilutive common shares were not included in the computation as their effect would be antidilutive. Basic net loss per common share for the three and six months ended June 30, 1998 is not presented since the Company is a wholly owned subsidiary of Cablevision Parent (see Note 5).

Note 4. Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The Company paid cash interest expense of approximately $188,396 and $143,217 for the six

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)


months ended June 30, 1998 and 1997, respectively. The Company's noncash financing and investing activities for the six months ended June 30, 1998 and 1997 included capital lease obligations of $4,699 and $18,803, respectively, incurred when the Company entered into leases for new equipment, preferred stock dividend requirements of $64,418 and $57,619, respectively, the issuance of common stock valued at $4,848 to redeem certain limited partnership interests in a subsidiary of the Company in 1998, and the acquisition of warrants from At Home Corporation valued at $74,788 in 1998.

Note 5. Holding Company Reorganization

On March 4, 1998, the Company completed a holding company reorganization (the "Holding Company Reorganization") pursuant to an Amended and Restated Contribution and Merger Agreement, dated June 6, 1997 (the "Contribution and Merger Agreement"), by and among the Company, CSC Parent Corporation ("Cablevision Parent"), CSC Merger Corporation, ("Merger Sub"), and TCI Communications, Inc., ("TCI"). Pursuant to the Contribution and Merger Agreement, TCI contributed to Cablevision Parent certain cable television systems (the "TCI Systems"). Also pursuant to the Contribution and Merger Agreement, each outstanding share of the Company's Class A Common Stock and each outstanding share of the Company's Class B Common Stock were automatically converted on a share for share basis for Class A Common Stock and Class B Common Stock of Cablevision Parent. Cablevision Parent is authorized to issue 200,000,000 shares of Class A Common Stock, 80,000,000 shares of Class B Common Stock and 10,000,000 shares of Preferred Stock. The Company is authorized to issue 50,000,000 shares of Class A Common Stock and 20,000,000 shares of Class B Common Stock.

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

Note 6. Acquisitions

Nobody Beats The Wiz

On February 9, 1998, Cablevision Electronics Investments, Inc. ("Cablevision Electronics"), a wholly-owned subsidiary of the Company, acquired substantially all of the assets associated with approximately 40 Nobody Beats The Wiz consumer electronics store locations from The Wiz, Inc. and certain of its subsidiaries and affiliates (collectively, the "Wiz"). The Wiz had filed for bankruptcy protection on December 16, 1997. Cablevision Electronics paid approximately $92,000 for the assets, of which $10,000 was put into escrow pending resolution of the final calculation of the purchase price. As of June 30, 1998, approximately $600 remains in the escrow account. In addition, prior to closing, Cablevision Electronics provided approximately $8,000 for the Wiz to meet certain operating costs.

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


Madison Square Garden

On June 17, 1998, the Company purchased 50% of ITT's remaining interest in Madison Square Garden ("MSG") for $94,000 pursuant to ITT's exercise of its first put option.

Note 7. Dispositions

In 1998, the Company completed the sale of substantially all of the assets of U.S. Cable Television Group, L.P. ("U.S. Cable") for approximately $311,000 and the cable television systems in Rockford, Illinois and Paragould, Arkansas owned by A-R Cable Services, Inc. ("A-R Cable") for approximately $99,800 in cash. In addition, the Company completed the sale of cable television systems in Wellsville/Penn Yan, New York for approximately $11,300 and Windsor, New York and New Milford, Pennsylvania for approximately $4,800. The Company recognized a net gain of approximately $123,800 on the sale of these systems. In addition, the Company recognized a gain of approximately $17,700 as a result of the sale of an interest in a regional sports programming business.

Note 8. Senior Debentures

In February 1998, the Company issued $300,000 principal amount of 7 7/8% Senior Debentures due 2018 (the "2018 Debentures"). The 2018 Debentures were issued at a discount of $3,429. The 2018 Debentures can not be redeemed by the Company prior to maturity.

Note 9. Net Assets Held for Sale

In 1998, A-R Cable entered into an agreement to sell its cable television systems in Bootheel, Missouri for approximately $5,000. In addition, in 1998, A-R Cable entered into an agreement to transfer its cable television system in Rensselaer, New York plus $16,000 in cash to Time Warner in exchange for Time Warner's Litchfield, Connecticut system.

The pending transactions are subject to the receipt of regulatory and other customary approvals and are currently expected to be consummated in the second half of 1998. The Company expects to record gains upon the consummation of these transactions. There can be no assurance that the pending transactions will be consummated in a timely fashion, or at all.

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

The accompanying consolidated statement of operations for the six months ended June 30, 1998 includes net revenues aggregating approximately $16,629 and net income aggregating approximately $6,150 relating to the cable systems held for sale.

Note 10. Preferred Stock

In January 1998, the Company redeemed all of the outstanding 8% Series C Cumulative Preferred Stock ("Series C Preferred Stock") at a price calculated to be approximately $85.06 per share (including accrued dividends) in cash (approximately $9,400 in the aggregate for all outstanding shares).

Note 11. Recent Developments

In July 1998, the Company issued $500,000 principal amount of 7 1/4% Senior Notes due 2008 (the "2008 Notes") and $500,000 principal amount of 7 5/8% Senior Debentures due 2018 (the "Debentures"). The Debentures were issued at a discount of $495. The 2008 Notes and Debentures are not redeemable by the Company prior to maturity.

On August 12, 1998, Cablevision Parent and a wholly owned subsidiary of Cablevision Parent entered into an Agreement and Plan of Merger with Clearview Cinema Group, Inc. ("Clearview") pursuant to which Cablevision Parent will acquire all of the outstanding shares of stock of Clearview for $24.25 per share, payable in a combination of cash and shares of Cablevision Parent's common stock. Cablevision Parent also entered into a stockholders agreement with certain stockholders of Clearview, holding in the aggregate a majority of the voting power of Clearview's stock, pursuant to which such stockholders agreed to vote their shares in favor of the merger. The purchase price, including assumption of debt but excluding cash on hand, is estimated at $160 million. The transaction is expected to be consummated in the fourth quarter of 1998.

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

STATEMENT OF OPERATIONS DATA


                                                                 Six Months Ended June 30,
                                                ------------------------------------------------------------
                                                         1998                             1997                (Increase)
                                                --------------------------      -----------------------------
                                                                  % of Net                         % of Net     Decrease
                                                  Amount          Revenues        Amount            Revenues   in Net Loss
                                                ----------        --------      ----------         ----------  -----------
                                                                       (Dollars in thousands)
Revenues..................................      $1,345,734          100%       $  797,065              100%    $  548,669

Operating expenses:
    Technical.............................         708,438           53           340,430               43       (368,008)
    Selling, general & administrative.....         366,635           27           214,619               27       (152,016)
    Depreciation and amortization.........         268,641           20           222,581               28        (46,060)
                                                -----------                    -----------                    -----------
Operating profit..........................           2,020            -            19,435                2        (17,415)
Other expense:
    Interest expense, net.................        (184,402)         (14)         (152,957)             (19)       (31,445)
    Share of affiliates' net loss.........         (14,893)          (1)          (31,481)              (4)        16,588
    Gain on sale of programming and cable
      interests...........................         141,488           11                 -                -        141,488
    Write off of deferred financing costs.          (1,616)           -                 -                -         (1,616)
    Provision for preferential payment to
      related party.......................            (980)           -            (2,800)               -          1,820
    Minority interests....................           9,096            1             3,828                1          5,268
    Miscellaneous, net....................         (11,860)          (1)           (3,991)              (1)        (7,869)
                                                -----------                    -----------                    -----------
 Net loss..................................     $  (61,147)          (5)       $ (167,966)             (21)    $  106,819
                                                -----------                    -----------                    -----------
                                                -----------                    -----------                    -----------

OTHER OPERATING DATA:

Operating profit before depreciation
    and amortization(1) ..................      $  270,661                     $  242,016
Currently payable interest expense........         193,684                        150,855
Net cash provided by (used in) operating
      activities(2).......................         (20,589)                       117,884
Net cash provided by (used in) investing
    activities(2).........................          14,647                       (887,568)
Net cash provided by (used in) financing
    activities(2).........................        (234,085)                       792,532


----------
(1) Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, captial expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a subsitute for net income and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

(2)      See Item 1 - "Condensed Consolidated Statements of Cash Flows"


STATEMENT OF OPERATIONS DATA

                                                            Three Months Ended June 30,
                                                -----------------------------------------------------
                                                         1998                             1997                (Increase)
                                                 -------------------------       --------------------
                                                                  % of Net                   % of Net     Decrease
                                                  Amount          Revenues        Amount     Revenues    in Net Loss
                                                ----------        --------      ----------   --------    -----------
                                                                       (Dollars in thousands)
Revenues..................................      $  700,352          100%    $  438,516          100%      $261,836

Operating expenses:
    Technical.............................         376,419           54        189,031           43       (187,388)
    Selling, general & administrative.....         177,454           25        129,752           30        (47,702)
    Depreciation and amortization.........         133,592           19        114,576           26        (19,016)
                                                 -----------                 -----------                 -----------
Operating profit..........................          12,887            2          5,157            1          7,730
Other expense:
    Interest expense, net.................         (96,607)         (14)       (80,618)         (18)       (15,989)
    Share of affiliates' net loss.........          (1,028)           -        (18,858)          (4)        17,830
    Gain on sale of programming and cable
      interests...........................           4,220            1              -            -          4,220
    Write off of deferred financing costs.          (1,616)           -              -            -         (1,616)
    Provision for preferential payment to
      related party.......................               -            -         (1,400)           -          1,400
    Minority interests....................           9,014            1          6,103            1          2,911
    Miscellaneous, net....................          (3,651)         (1)         (2,394)          (1)        (1,257)
                                                 -----------                 -----------                 -----------
Net loss..................................      $  (76,781)         (11)    $  (92,010)         (21)    $    15,229
                                                 -----------                 -----------                 -----------
                                                 -----------                 -----------                 -----------


OTHER OPERATING DATA:

Operating profit before depreciation
    and amortization(1) ..................       $146,479                     $119,733
Currently payable interest expense........        101,192                       79,439
Net cash provided by (used in) operating
      activities(2).......................        (45,008)                      54,241
Net cash used in investing activities(2)..       (175,745)                    (594,742)
Net cash provided by (used in) financing
    activities(2).........................        (51,305)                     561,475



----------
(1) Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, captial expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a subsitute for net income and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

(2)      See Item 1 - "Condensed Consolidated Statements of Cash Flows"

                       CSC HOLDINGS, INC. AND SUBSIDIARES
                   (formerly Cablevision Systems Corporation)


1998 Acquisitions. In February 1998, the Company acquired substantially all of the assets associated with approximately 40 Nobody Beats The Wiz consumer electronics store locations.

1998 Dispositions. In 1998, the Company completed the sale of substantially all of the assets of U.S. Cable and the sale of cable television systems in Rockford, Illinois; Paragould, Arkansas; Wellsville/Penn Yan, New York; Windsor, New York; and New Milford, Pennsylvania owned by A-R Cable. In addition, Rainbow Media completed the sale of an interest in a regional sports programming business.

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

Revenues for the three and six months ended June 30, 1998 increased $261.8 million (60%) and $548.7 million (69%), respectively, over the corresponding 1997 periods. Approximately $214.3 million (49%) and $443.1 million (56%) of the increase was attributable to the Net Acquisitions for the three and six months ended June 30, 1998, respectively; approximately $23.6 million (5%) and $53.3 million (7%) resulted from higher revenue per subscriber; approximately $17.7 million (4%) and $40.7 million (5%) to increases in other revenue sources such as Rainbow Media's programming services, advertising and a developing commercial telephony business; and approximately $6.2 million (1%) and $11.6 million (1%) to internal growth in the average number of subscribers.

Technical expenses increased $187.4 million (99%) and $368.0 million (108%), respectively, for the three and six months ended June 30, 1998 compared to the same 1997 periods. Approximately $175.5 million (93%) and $328.4 million (96%) of the increase was a direct result of the Net Acquisitions for the three and six months ended June 30, 1998, respectively.

                       CSC HOLDINGS, INC. AND SUBSIDIARES
                   (formerly Cablevision Systems Corporation)


The remaining $11.9 million (6%) and $39.6 million (12%) increase was attributable to increases in those costs directly associated with the internal growth in the average number of subscribers and revenues mentioned above, as well as to increases in programming rates for certain cable television services. As a percentage of revenues, technical expenses increased 11% and 10%, respectively, for the three and six months ended June 30, 1998 over the same periods in 1997.

Selling, general and administrative expenses increased $47.7 million (37%) and $152.0 million (71%), respectively, for the three and six months ended June 30, 1998 when compared to the same 1997 periods. Approximately $23.2 million (18%) and $71.0 million (33%), respectively, of the increase for the three and six months ended June 30, 1998 was related to the Net Acquisitions and $5.6 million (4%) and $43.8 million (20%), respectively, was due to charges related to an incentive stock plan. The remaining 15% and 18% increase resulted from higher administrative and customer service costs. Excluding the effects of the incentive stock plan, as a percentage of revenues such costs decreased 3% and 2%, respectively, during the three and six months ended June 30, 1998 compared to the same 1997 periods.

Operating profit before depreciation and amortization increased $26.7 million (22%) and $28.6 million (12%), respectively, for the three and six months ended June 30, 1998 over the same periods in 1997. Approximately $15.6 million (13%) and $43.7 million (18%), respectively, of the increase was attributable to the Net Acquisitions. The remaining increase (decrease) of approximately $11.1 million (9%) and $(15.1) million (6%), respectively, resulted from the combined effect of the revenue and expense increases discussed above. On a pro forma basis, giving effect to the Net Acquisitions as if they had occurred on January 1, 1997 and the exclusion of incentive stock plan charges, operating profit before depreciation and amortization would have increased 14.3% and 14.4%, respectively, for the three and six months ended June 30, 1998 over the same periods in 1997. Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

Depreciation and amortization expense increased $19.0 million (17%) and $46.1 million (21%), respectively, for the three and six months ended June 30, 1998 as compared to the same 1997 periods. The increase for the three months ended June 30, 1998 compared to the comparable 1997 period is primarily due to the Net Acquisitions. Approximately $40.5 million (18%) of the increase for the six months ended June 30, 1998 compared to the same period in 1997 was attributable to the Net Acquisitions. The remaining 3% increase for the six months ended June 30, 1998 resulted primarily from depreciation on new plant assets, offset by a decrease in depreciation and amortization for certain assets held for sale and a decrease in amortization expense resulting from certain intangible assets becoming fully amortized in 1997.

                       CSC HOLDINGS, INC. AND SUBSIDIARES
                   (formerly Cablevision Systems Corporation)


Net interest expense increased $16.0 million (20%) and $31.4 million (21%), respectively, for the three and six months ended June 30, 1998 over the comparable 1997 periods. These increases are primarily due to higher outstanding debt balances.

Share of affiliates' net loss decreased to $1.0 million and $14.9 million, respectively, for the three and six months ended June 30, 1998 from $18.9 million and $31.5 million for the same 1997 periods. For the three and six months ended June 30, 1998, such amounts consisted of the Company's share of the net losses of certain programming businesses in which the Company has varying ownership interests. For the comparable periods in 1997, such amounts consisted primarily of the Company's share in the net losses of certain cable affiliates for the period prior to consolidation of $19.9 million and $37.9 million and the Company's share of the net profits of $1.0 million and $6.4 million of certain programming businesses in which the Company has varying ownership interests.

Gain on sale of programming and cable interests for the three and six months ended June 30, 1998 consists of a gain of approximately $4.2 million and $123.8 million, respectively, as a result of the sale of cable television systems in Wellsville/Penn Yan, New York, Windsor, New York and New Milford, Pennsylvania in the second quarter of 1998 and the assets of U.S. Cable and cable television systems in Rockford, Illinois, and Paragould, Arkansas in the first quarter of 1998. Additionally, the gain for the six months ended June 30, 1998 includes approximately $17.7 million as a result of the sale of an interest in a regional sports programming business in the first quarter of 1998.

Provision for preferential payment to related party consists of the expensing of the proportionate amount due with respect to an annual payment made in connection with the acquisition of Cablevision of New York City ("CNYC") in 1992. Effective March 4, 1998, these preferential payments were terminated upon the retirement of Mr. Dolan's preferred interest.

Minority interest for the three and six months ended June 30, 1998 represents Fox Liberty's 40% share of the net income of Regional Programming Partners, ITT's share of the net loss of Madison Square Garden, and NBC's 25% share of the net loss of Rainbow Media. For the comparable 1997 periods, the minority interest represented NBC's 25% share of the net loss of Rainbow Media, ITT's share of the net loss of Madison Square Garden since the date of acquisition and SportsChannel Associates and Liberty's share of net income of Prism.

Liquidity and Capital Resources

For financing purposes, the Company is structured as a restricted group and an unrestricted group of subsidiaries.

The Restricted Group includes all of the Company's cable operations in and around the greater New York City metropolitan area, including Long Island, in and around the greater Cleveland, Ohio metropolitan area and in and around Boston, Massachusetts and the commercial telephony

                       CSC HOLDINGS, INC. AND SUBSIDIARES
                   (formerly Cablevision Systems Corporation)


operations of the Company's subsidiary, Cablevision Lightpath, Inc. on Long Island, New York. At June 30, 1998, the Restricted Group encompassed approximately 2,529,000 cable television subscribers, including approximately 49,000 subscribers of systems held for sale.

The Unrestricted Group principally includes the Company's cable television operations other than those included in the Restricted Group. At June 30, 1998, the Unrestricted Group encompassed approximately 34,000 cable television subscribers ("Unrestricted Cable") of systems held for sale (see Note 9 - "Net Assets Held for Sale"). Other Unrestricted Group subsidiaries ("Unrestricted Other") include Rainbow Media, CSC Technology, Inc. (the Company's subsidiary engaged in research and development of new technology) and other companies engaged in certain development activities. Cablevision Electronics Investments, Inc. which acquired substantially all of the assets associated with 40 Nobody Beats The Wiz consumer electronics store locations on February 9, 1998, is also included in the Unrestricted Group.

The following table presents selected unaudited historical results of operations and other financial and statistical information related to the captioned groups or entities as of and for the six months ended June 30, 1998.



                                         Restricted          Unrestricted       Other Unrestricted        Total
                                            Group                Cable             Subsidiaries          Company
                                         ----------          ------------       ------------------      ----------
                                                                  (Dollars in thousands)
Revenues                                 $   713,197       $      16,177          $   616,360          $1,345,734
                                         ----------          ------------       ------------------      ----------
                                         ----------          ------------       ------------------      ----------
Operating profit (loss) before
    depreciation and amortization        $   269,752       $       4,089          $    (3,180)         $  270,661
                                         ----------          ------------       ------------------      ----------
                                         ----------          ------------       ------------------      ----------
Currently payable interest expense       $   158,979       $       1,910          $    32,795          $  193,684
                                         ----------          ------------       ------------------      ----------
                                         ----------          ------------       ------------------      ----------
Total interest expense                   $   161,540       $       1,910          $    34,167          $  197,617
                                         ----------          ------------       ------------------      ----------
                                         ----------          ------------       ------------------      ----------
Bank and other senior debt                $1,533,808       $           -          $  754,174           $2,287,982
                                         ----------          ------------       ------------------      ----------
                                         ----------          ------------       ------------------      ----------
Senior notes and debentures               $1,194,752       $           -          $        -           $1,194,752
                                         ----------          ------------       ------------------      ----------
                                         ----------          ------------       ------------------      ----------
Subordinated debt                         $1,048,309       $           -          $        -           $1,048,309
                                         ----------          ------------       ------------------      ----------
                                         ----------          ------------       ------------------      ----------
Redeemable exchangeable
    preferred stock                       $1,188,226       $           -          $        -           $1,188,226
                                         ----------          ------------       ------------------      ----------
                                         ----------          ------------       ------------------      ----------
Capital expenditures                     $   212,172       $       2,774          $    36,685          $  251,631
                                         ----------          ------------       ------------------      ----------
                                         ----------          ------------       ------------------      ----------
Ending subscribers                         2,529,120              33,612                    -           2,562,732
                                         ----------          ------------       ------------------      ----------
                                         ----------          ------------       ------------------      ----------


                       CSC HOLDINGS, INC. AND SUBSIDIARES
                   (formerly Cablevision Systems Corporation)

Restricted Group

The Company believes that, for the Restricted Group, internally generated funds, together with funds available under the Restricted Group's Credit Agreement will be sufficient through 1999 to meet all funding requirements.

On May 28, 1998, the Company and certain other subsidiaries of Cablevision Parent, closed on a new $2.8 billion credit facility. The $2.8 billion reducing revolver credit facility, maturing in March 2007, consists of a $1.4 billion CSC Holdings, Inc. credit facility, a $1.4 billion MFR credit facility of which $600 million is available, and an $800 million credit facility for certain unrestricted subsidiaries of CablevisionParent acquired from TCI on March 4, 1998 ("TCI Systems"). While the $800 million TCI Systems credit facility is in place, only $600 million of the $1.4 billion MFR facility may be utilized.

On July 17, 1998, promissory notes totaling $151 million were redeemed with bank borrowings under the CSC Holdings, Inc. and MFR credit facilities.

On July 21, 1998, the Company issued $500 million face amount of 7 1/4% Senior Notes due 2008 and $500 million face amount of 7 5/8% Senior Debentures due 2018. The net proceeds of $985 million were used to repay outstanding borrowings under the Company's credit facility.

On July 27, 1998, the Company reduced the CSC Holdings, Inc. credit facility by $400 million to $1.0 billion, and the MFR credit facility by $200 million to $1.2 billion, which includes a reduction of the TCI credit facility by $100 million to $700 million. On July 28, 1998, taking into account the commitment reduction, the Restricted Group had total usage under its existing $1.5 billion Credit Agreement (including the MFR credit facility) of $532 million and letters of credit of $44.5 million issued on behalf of the Company. Unrestricted and undrawn funds available to the Restricted Group amounted to approximately $924 million as of July 28, 1998. The Credit Agreement contains certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the Restricted Group to maintain certain financial ratios and restricting the permitted uses of borrowed funds. As of July 28, 1998, the Company had entered into interest exchange (swap) agreements with several of its banks on a notional amount of $225 million, on which the Company pays a fixed rate of interest and receives a variable rate of interest for specified periods, with an average maturity of 1.4 years. The average effective annual interest rate on all Restricted Group bank debt outstanding as of July 28, 1998 was approximately 7.0%.

Rainbow Media

Rainbow Media has a $300 million non-amortizing revolving credit facility maturing on December 31, 2000 of which $40 million is restricted for specific purposes. Of the $260 million balance of the facility, a further $180 million is restricted to provide for repayment of a like amount of inter-company borrowings as described below. Direct borrowings as of July 28, 1998 amounted to

                       CSC HOLDINGS, INC. AND SUBSIDIARES
                   (formerly Cablevision Systems Corporation)


$21 million leaving a balance of $59 million available to Rainbow Media under the credit facility as of that date.

American Movie Classics has a $100 million reducing revolving credit facility and a $136 million amortizing term loan in place. Both loans will mature on March 31, 2004. The amount of the available commitment under the revolver will not begin to step down until 2002. As of July 28, 1998, American Movie Classics had outstanding borrowings of $208 million, leaving unrestricted funds available of $28 million.

In June 1998, American Movie Classics made a $16 million excess cash flow distribution to Rainbow Media by drawing under its revolving credit. Rainbow Media used the funds to partly repay its bank debt.

Both credit facilities contain certain financial covenants that may limit the ability to utilize all of the undrawn funds available, including covenants requiring that certain financial ratios be maintained.

In June 1998, Regional Programming Partners ("RPP"), a partnership which is 60% owned by Rainbow Media and 40% owned by Fox/Liberty, made an inter-company loan to Rainbow Media of $180 million, which Rainbow Media used to repay bank debt. RPP funded this loan from cash on hand. The inter-company loan is a four year demand note maturing March 31, 2002, which requires quarterly interest payments, is subordinated to Rainbow Media's bank debt and requires that Rainbow Media maintain sufficient availability under its revolving credit to permit the repayment in full to RPP if RPP requires the funds for its own operating needs.

In June 1998, RPP utilized $94 million to redeem 50% of ITT's remaining interest in Madison Square Garden, L.P. ("MSG").

As of June 30, 1998, RPP had a cash balance of $134 million.

The Company believes that for both Rainbow Media and American Movie Classics, internally generated funds, together with the funds available under the credit agreements will be sufficient to meet debt service requirements and to fund capital expenditures through 1999.

Madison Square Garden

MSG has a $500 million revolving credit facility maturing on December 31, 2004 (the "MSG Credit Facility").

As of July 28, 1998, outstanding debt under the MSG Credit Facility was $375 million. In addition, MSG had outstanding letters of credit of $4 million resulting in unrestricted and undrawn funds available amounting to $121 million. The MSG Credit Facility contains certain financial covenants that may limit its ability to utilize all of the undrawn funds available

                       CSC HOLDINGS, INC. AND SUBSIDIARES
                   (formerly Cablevision Systems Corporation)


thereunder, including covenants requiring MSG to maintain certain financial ratios. The Company believes that for MSG, internally generated funds, together with funds available under its existing credit agreement will be sufficient to meet its debt service requirements and to fund capital expenditures through 1999.

Garden Programming, LLC, an unrestricted subsidiary of MSG, has a $20 million term loan maturing on July 11, 2002. Garden Programming, LLC has in turn made a $40 million loan to a related entity, maturing on November 1, 2011.

Nobody Beats the Wiz

On February 9, 1998, Cablevision Electronics completed the acquisition of certain assets of the Wiz. The purchase price and expenses were funded through a $50 million equity contribution (not including $8 million in pre-acquisition funding from the Company) and approximately $45 million in borrowings under the new $110 million Cablevision Electronics stand alone credit facility. Under the terms of the credit facility, the total amount of borrowings available to Cablevision Electronics is subject to an availability calculation based on a percentage of eligible inventory. On July 28, 1998, usage under the $110 million credit facility was $61.7 million with $8.3 million available thereunder, based on the level of inventory as of that date. Cablevision Electronics has received additional equity contributions from the Company of $25 million through July 28, 1998, bringing the total amount of equity contributed to $84 million. In addition, Cablevision Electronics has received other financial support of approximately $26 million in the form of letters of credit and guarantees, in respect of Cablevision Electronics' inventory purchases. The Company believes that Cablevision Electronics will require additional financial support in respect of planned increases in inventory purchases through the first quarter of 1999.

Operating Activities

Cash used by operating activities amounted to $20.6 million for the six months ended June 30, 1998 compared to cash provided by operating activities of $117.9 million for the six months ended June 30, 1997. The 1998 cash used in operating activities consisted primarily of a net loss of $61.1 million, the net gain on the sale of programming and cable interests of $141.5 million, and a net decrease in cash resulting from changes in assets and liabilities of $96.1 million, offset by depreciation and amortization of $268.6 million and other non-cash items of $9.5 million.

Cash provided by operating activities amounted to $117.9 million for the six months ended June 30, 1997 which consisted primarily of depreciation and amortization of $222.6 million, other non-cash items of $33.7 million, and a net increase in cash resulting from changes in assets and liabilities of $29.6, partially offset by a net loss of $168.0 million.

                       CSC HOLDINGS, INC. AND SUBSIDIARES
                   (formerly Cablevision Systems Corporation)


Investing Activities

Net cash provided by investing activities for the six months ended June 30, 1998 was $14.6 million compared to net cash used in investing activities of $887.6 million for the six months ended June 30, 1997. The 1998 investing activities consisted of net proceeds of $440.2 million from the sale of programming and cable interests, offset by $251.6 million of capital expenditures, $154.3 million of payments for acquisitions, and other items of $19.7 million.

Net cash used in investing activities for the six months ended June 30, 1997 was $887.6 million. The 1997 investing activities consisted primarily of $202.6 million of capital expenditures and $695.7 of payments for acquisitions, partially offset by an $11.2 million decrease in investment in affiliates.

Financing Activities

Cash used in financing activities amounted to $234.1 million for the six months ended June 30, 1998 compared to net cash provided by financing activities of $792.5 million for the six months ended June 30, 1997. In 1998, the Company's financing activities consisted primarily of the net repayment of bank debt, subordinated notes and senior debt of $305.2 million, the repayment of an obligation to a related party of $197.2 million, the payment of preferred stock dividends of $14.7 million, the redemption of preferred stock of $9.4 million, and other net cash payments aggregating $4.2 million, partially offset by $296.6 million derived from the issuance of senior debentures.

In 1997, the Company's financing activities consisted of the net proceeds from bank debt of $861.2 million, partially offset by additions to deferred financing and other costs of $48.5 million, payments of dividends applicable to preferred stock of $15.1 million and other net cash payments aggregating $5.1 million.

                       CSC HOLDINGS, INC. AND SUBSIDIARES
                   (formerly Cablevision Systems Corporation)

                           Part II. Other Information



Item 1.        Legal Proceedings

               The Company is party to various lawsuits, some involving substantial amounts. Management does not believe that such lawsuits will have a material adverse impact on the financial position of the Company.



Item 6.        Exhibits and Reports on Form 8-K

               (a)      Exhibits.

                        The index to exhibits is on page 47.

               (b) The Company filed a Current Report on Form 8-K with the Commission on February 5, 1998, March 4, 1998 and March 19, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.




                                   CABLEVISION SYSTEMS CORPORATION
                                   CSC HOLDINGS, INC.




Date:   August 14, 1998               /s/William J. Bell
      ---------------------           ---------------------------------------
                                  By: William J. Bell, as Vice Chairman,
                                      Director and Principal Financial Officer
                                      of Cablevision Systems Corporation and
                                      CSC Holdings, Inc.




Date:   August 14, 1998               /s/Andrew B. Rosengard
     -------------------             ----------------------------------------
                                  By: Andrew B. Rosengard, as Executive
                                      Vice President, Financial Planning and
                                      Controller and Principal Accounting
                                      Officer of Cablevision Systems
                                      Corporation and CSC Holdings, Inc.

                                INDEX TO EXHIBITS


EXHIBIT                                                                                                        PAGE
  NO.                                       DESCRIPTION                                                         NO.
-------                                    -------------                                                      ------
10.1           Agreement and Plan of Merger, dated as of August 12, 1998 among Cablevision
               Systems Corporation, CCG Holdings Inc. and Clearview Cinema Group, Inc.

10.2           Stockholders Agreement, dated as of August 12, 1998 between Cablevision
               Systems Corporation and the stockholders of Clearview Cinema Group, Inc.
               party thereto.

27             Financial Data Schedule - Cablevision Systems Corporation and Subsidiaries

27.1           Financial Data Schedule - CSC Holdings, Inc. and Subsidiaries

