Form 10-Q
period 1998-09-30
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS INC
filed 1998-11-16
CIK 1053112, 784681

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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

                 Cablevision Systems Corporation      Yes |X|   No|_|
                 CSC Holdings, Inc.                   Yes |X|   No|_|

Number of shares of common stock outstanding as of October 30, 1998:

      Cablevision Systems Corporation Class A Common Stock - 107,486,798 Cablevision Systems Corporation Class B Common Stock - 43,226,836
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

      Item 1.  Financial Statements
               Condensed Consolidated Statements of Operations -
               Three and Nine Months ended September 30, 1998 and 1997
               (unaudited).................................................   3

               Condensed Consolidated Balance Sheets -
               September 30, 1998 (unaudited) and December 31, 1997........   4

               Condensed Consolidated Statements of Cash Flows
               Nine Months ended September 30, 1998 and 1997 (unaudited)......6

               Notes to Condensed Consolidated Financial Statements
               (unaudited) ................................................   7

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................  15

PART II - OTHER INFORMATION................................................  30

CSC HOLDINGS, INC. AND SUBSIDIARIES
(formerly Cablevision Systems Corporation)

PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements
               Condensed Consolidated Statements of Operations -
               Three and Nine Months ended September 30, 1998 and 1997
               (unaudited).................................................  31

               Condensed Consolidated Balance Sheets -
               September 30, 1998 (unaudited) and December 31, 1997........  32

               Condensed Consolidated Statements of Cash Flows
               Nine Months ended September 30, 1998 and 1997 (unaudited).... 34

               Notes to Condensed Consolidated Financial Statements
               (unaudited) ................................................  35

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................  41

PART II - OTHER INFORMATION................................................  56

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                         Nine Months Ended            Three Months Ended
                                           September 30,                 September 30,
                                     --------------------------    --------------------------
                                        1998           1997           1998           1997
                                        ----           ----           ----           ----
Revenues .........................   $ 2,287,789    $ 1,314,995    $   806,871    $   517,930
                                     -----------    -----------    -----------    -----------

Operating expenses:
  Technical and operating ........     1,126,798        568,259        395,827        227,829
  Selling, general and
   administrative ................       638,979        347,405        216,073        132,786
  Depreciation and amortization ..       497,868        363,023        178,922        140,442
                                     -----------    -----------    -----------    -----------
                                       2,263,645      1,278,687        790,822        501,057
                                     -----------    -----------    -----------    -----------

      Operating profit ...........        24,144         36,308         16,049         16,873
                                     -----------    -----------    -----------    -----------
Other income (expense):
  Interest expense ...............      (317,969)      (261,533)      (106,438)      (107,748)
  Interest income ................        20,016          2,635          6,754          1,807
  Share of affiliates' net loss ..       (19,324)       (32,243)        (4,431)          (762)
  Gain on sale of programming and
    cable interests ..............       152,683             --         11,195             --
  Write off of deferred financing
    costs ........................        (4,717)       (13,710)        (3,101)       (13,710)
  Gain on redemption of subsidiary
    preferred stock ..............            --        181,738             --        181,738
  Provision for preferential
    payment to related party .....          (980)        (4,200)            --         (1,400)
  Minority interests .............        25,435         14,145         16,339         10,317
  Miscellaneous, net .............       (23,052)        (7,059)        (9,064)        (3,068)
                                     -----------    -----------    -----------    -----------
                                        (167,908)      (120,227)       (88,746)        67,174
                                     -----------    -----------    -----------    -----------

Net income (loss) ................      (143,764)       (83,919)       (72,697)        84,047

Dividend requirements applicable
  to preferred stock of CSC
  Holdings, Inc. .................      (120,005)      (110,324)       (40,917)       (37,593)
                                     -----------    -----------    -----------    -----------
Net income (loss) applicable to
  common shareholders ............   $  (263,769)   $  (194,243)   $  (113,614)   $    46,454
                                     ===========    ===========    ===========    ===========
Basic net income (loss) per
  common share ...................   $     (1.90)   $     (1.95)   $      (.75)   $       .47
                                     ===========    ===========    ===========    ===========
Diluted net income (loss) per
  common share ...................   $     (1.90)   $     (1.95)   $      (.75)   $       .44
                                     ===========    ===========    ===========    ===========
Average number of common shares
  outstanding (in thousands) .....       139,030         99,432        150,609         99,568
                                     ===========    ===========    ===========    ===========

                            See accompanying notes to
                  condensed consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                      September 30, December 31,
                                                          1998          1997
                                                        --------      --------
   ASSETS

Cash and cash equivalents ............................ $  149,767     $  410,141

Accounts receivable trade (less allowance for
  doubtful accounts of $36,998 and $29,584) ..........    187,217        214,721

Notes and other receivables ..........................    137,340         98,756

Inventory, prepaid expenses and other assets .........    233,863         55,324

Property, plant and equipment, net ...................  2,402,965      1,831,167

Investments in affiliates ............................    284,908        207,776

Advances to affiliates ...............................     29,938         19,823

Feature film inventory ...............................    275,442        180,576

Net assets held for sale .............................     41,193        252,610

Franchises, net of accumulated amortization of
  $544,565 and $481,895 ..............................    314,638        383,369

Affiliation and other agreements, net of
  accumulated amortization of $168,613
  and $129,087 .......................................    219,771        253,734

Excess costs over fair value of net assets acquired
  and other intangible assets, net of accumulated
  amortization of $770,408 and $684,141 ..............  2,249,761      1,615,786

Deferred financing, acquisition and other costs,
  net of accumulated amortization of $48,602
  and $40,061 ........................................     92,955         91,005
                                                       ----------     ----------
                                                       $6,619,758     $5,614,788
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

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

                                                    September 30,   December 31,
                                                        1998           1997
                                                      --------       --------
   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Accounts payable .................................   $   371,184    $   270,652
Accrued liabilities ..............................       623,965        504,866
Accounts payable to affiliates ...................         3,698          7,978
Feature film and contract obligations ............       362,597        292,720
Deferred revenue .................................       390,058        277,693
Bank debt ........................................     1,747,987      2,240,358
Senior debt ......................................            --        112,500
Senior notes and debentures ......................     2,194,350        898,024
Subordinated notes and debentures ................     1,048,342      1,048,245
Subordinated notes payable .......................            --        151,000
Obligation to related party ......................            --        197,183
Capital lease obligations and other debt .........        63,449         46,752
                                                     -----------    -----------
  Total liabilities ..............................     6,805,630      6,047,971
                                                     -----------    -----------

Minority interests ...............................       730,744        821,782
                                                     -----------    -----------

Preferred stock of CSC Holdings, Inc. ............     1,545,137      1,456,549
                                                     -----------    -----------
Commitments and contingencies

Stockholders' deficiency:
  Class A Common Stock, $.01 par value,
    200,000,000 shares authorized,
    107,460,150 and 55,897,984 shares issued .....         1,075            560
  Class B Common Stock, $.01 par value,
    80,000,000 shares authorized, 43,226,836
    and 44,386,836 shares issued .................           432            444
  Paid-in capital ................................       351,700       (161,327)
  Accumulated deficit ............................    (2,814,960)    (2,551,191)
                                                     -----------    -----------
  Total stockholders' deficiency .................    (2,461,753)    (2,711,514)
                                                     -----------    -----------
                                                     $ 6,619,758    $ 5,614,788
                                                     ===========    ===========

                            See accompanying notes to
                  condensed consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                             (Dollars in thousands)
                                   (Unaudited)

                                                        1998           1997
                                                      --------       --------
Cash flows from operating activities:
  Net loss .......................................   $  (143,764)   $   (83,919)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Depreciation and amortization .................       497,868        363,023
   Share of affiliates' net losses ...............        19,324         32,243
   Minority interests ............................       (25,435)       (14,145)
   Gain on sale of programming and cable
     interests ...................................      (152,683)            --
   Gain on redemption of subsidiary preferred
     stock .......................................            --       (181,738)
   Write off of deferred financing costs .........         4,717         13,710
   Amortization of deferred financing ............         5,875          5,565
   Amortization of debenture discount ............           347            112
   (Gain) loss on sale of equipment ..............        (1,136)         4,034
   Changes in assets and liabilities, net of
     effects of acquisitions and dispositions ....        98,020        100,136
                                                     -----------    -----------
   Net cash provided by operating activities .....       303,133        239,021
                                                     -----------    -----------
Cash flows from investing activities:
  Net proceeds from sale of programming and
    cable interests ..............................       437,543             --
  Payments for acquisitions, net of cash
    acquired .....................................      (165,980)      (533,853)
  Capital expenditures ...........................      (387,013)      (316,217)
  Proceeds from sale of plant and equipment ......         8,579          1,959
  Additions to intangible assets .................       (14,822)          (922)
  Increase in investments in affiliates, net .....       (21,668)      (174,817)
                                                     -----------    -----------
   Net cash used in investing activities .........      (143,361)    (1,023,850)
                                                     -----------    -----------
Cash flows from financing activities:
  Proceeds from bank debt ........................     4,445,647      2,271,614
  Repayment of bank debt .........................    (5,651,865)    (1,397,543)
  Proceeds from senior debt ......................            --         19,000
  Repayment of senior debt .......................      (112,500)       (19,750)
  Repayment of subordinated notes payable ........      (151,000)            --
  Issuance of senior notes and debentures ........     1,296,076        398,508
  Redemption of senior subordinated debt .........            --       (283,445)
  Dividends applicable to preferred stock of
    CSC Holdings, Inc. ...........................       (22,007)       (22,889)
  Issuance of common stock .......................        10,699          2,718
  Decrease in obligation to related party ........      (197,183)        (1,491)
  Payments of capital lease obligations and
    other debt ...................................        (8,913)        (5,302)
  Additions to deferred financing and other
    costs ........................................       (19,690)       (43,762)
  Redemption of preferred stock of CSC
    Holdings, Inc. ...............................        (9,410)      (112,306)
                                                     -----------    -----------
    Net cash provided by (used in) financing
     activities ..................................      (420,146)       805,352
                                                     -----------    -----------
Net increase (decrease) in cash and cash
  equivalents ....................................      (260,374)        20,523
Cash and cash equivalents at beginning of year ...       410,141         11,612
                                                     -----------    -----------
Cash and cash equivalents at end of period .......   $   149,767    $    32,135
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

In connection with the Contribution and Merger Agreement described in Note 6, a wholly-owned subsidiary of CSC Parent was merged with and into Cablevision and Cablevision became a wholly-owned subsidiary of CSC Parent (the "Merger"). In the Merger, each outstanding share of Cablevision Class A Common Stock and Cablevision Class B Common Stock was converted into one share of CSC Parent Class A Common Stock and CSC Parent Class B Common Stock, respectively. Subsequent to the Merger, Cablevision changed its name to CSC Holdings, Inc. ("CSC Holdings") and CSC Parent changed its name to Cablevision Systems Corporation. The Merger was accounted for in a manner similar to a pooling of interests, whereby the assets and liabilities of CSC Holdings have been recorded at historical book value. Cablevision Systems Corporation's historical financial information represents the historical financial information of CSC Holdings. For purposes of the accompanying consolidated financial statements of Cablevision Systems Corporation, all share and per share information has been retroactively restated to reflect the number of shares which were issued to shareholders on March 4, 1998 in the exchange discussed above. All share and per share information has also been adjusted for the March 1998 and August 1998 two-for-one stock splits described in Note 7.

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

Note 3. Responsibility for Interim Financial Statements

The financial statements as of and for the three and nine month periods ended September 30, 1998 and 1997 presented in this Form 10-Q are unaudited; however, in the opinion of

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's and CSC Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 1998.

Note 4. Basic Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income
(loss) after deduction of dividend requirements applicable to the preferred stock of CSC Holdings by the weighted average number of common shares outstanding. Potential dilutive common shares were included in the computation of diluted net income per share for the three months ended September 30, 1997. Potential dilutive common shares that have an anti-dilutive effect have been excluded from diluted net loss per share.

Information concerning the reconciliation of basic EPS to diluted EPS follows:

                                      Nine months ended         Three months ended
                                         September 30,             September 30,
                                         -------------             -------------
                                       1998         1997         1998         1997
                                       ----         ----         ----         ----
                                    (amounts in thousands, except per share amounts)
Basic EPS:
   Income (loss) attributable
     to common shareholders .....   $(263,769)   $(194,243)   $(113,614)   $  46,454
                                    =========    =========    =========    =========
   Weighted average common
     shares .....................     139,030       99,432      150,609       99,568
                                    =========    =========    =========    =========
   Basic income (loss) per share
     attributable to common
     shareholders ...............   $   (1.90)   $   (1.95)   $   (0.75)   $    0.47
                                    =========    =========    =========    =========

Diluted EPS:
   Income (loss) attributable
     to common shareholders .....   $(263,769)   $(194,243)   $(113,614)   $  46,454
   Effect of dilutive
     securities .................          --           --           --        7,331
                                    ---------    ---------    ---------    ---------

   Income (loss) attributable
     to common shareholders .....   $(263,769)   $(194,243)   $(113,614)   $  53,785
                                    =========    =========    =========    =========

   Weighted average common shares     139,030       99,432      150,609       99,568
   Effect of dilutive securities           --           --           --       23,852
                                    ---------    ---------    ---------    ---------
   Diluted weighted average
     common shares ..............     139,030       99,432      150,609      123,420
                                    =========    =========    =========    =========
   Diluted income (loss) per
     share attributable to
     common shareholders ........   $   (1.90)   $   (1.95)   $   (0.75)   $    0.44
                                    =========    =========    =========    =========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

Note 5. Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The Company paid cash interest expense of approximately $274,359 and $232,451 for the nine months ended September 30, 1998 and 1997, respectively. The Company's noncash financing and investing activities for the nine months ended September 30, 1998 and 1997 included capital lease obligations of $25,610 and $24,820, respectively, incurred when the Company entered into leases for new equipment, dividend requirements applicable to the preferred stock of CSC Holdings of $97,998 and $87,656, respectively, the issuance of common stock valued at $497,987 in connection with the acquisition of the TCI Systems (see Note 6) in 1998, the issuance of common stock valued at $4,848 to redeem certain limited partnership interests in a subsidiary of the Company in 1998, and the acquisition of warrants from At Home Corporation valued at $74,788 in 1998.

Note 6. Holding Company Reorganization

On March 4, 1998, the Company completed a holding company reorganization (the "Holding Company Reorganization") pursuant to an Amended and Restated Contribution and Merger Agreement, dated June 6, 1997 (the "Contribution and Merger Agreement"), by and among the Company, CSC Holdings, Merger Sub, and TCI Communications, Inc. ("TCI").

Pursuant to the Contribution and Merger Agreement, TCI caused to be contributed to the Company or its designees all of the partnership interests and capital stock of certain entities owned directly or indirectly by TCI and all the assets related to the businesses of certain cable television systems owned and operated directly or indirectly by TCI ("TCI Systems"). In consideration for those cable television systems, the Company issued to certain TCI entities an aggregate of 48,942,172 shares (after adjusting for the March 1998 and August 1998 two-for-one stock splits discussed in Note 7) of the Company's Class A Common Stock, valued for accounting purposes at approximately $498,000, and assumed certain liabilities related to such systems (including an aggregate amount of indebtedness for borrowed money equal to $669,000).

The acquisition was accounted for as a purchase with the operations of the acquired systems being consolidated with those of the Company as of the acquisition date. The excess of the purchase price over the net book value of assets acquired approximates $704,000 and will be allocated to the specific assets acquired when independent appraisals are obtained.

On January 27, 1998, the Company, CSC Holdings and a subsidiary of TCI entered into a non-binding letter of intent for the Company to acquire TCI's cable television systems (the "TCI

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

Connecticut Systems") in and around Hartford, Vernon, Branford and Lakeville, Connecticut (the "Proposed TCI CT Transactions"). Under the non-binding letter of intent, in consideration for the TCI Connecticut Systems, the Company would
(i) transfer to TCI its cable television systems serving Kalamazoo, Michigan,
(ii) transfer to TCI other cable television systems to be identified by TCI and purchased with approximately $25,000 of funds provided by the Company, (iii) issue approximately 5,882,352 shares of the Company's Class A common stock, and
(iv) assume certain indebtedness relating to the TCI Connecticut Systems, which is anticipated to total approximately $110,000. A binding, definitive agreement has not yet been completed. There can be no assurance that the Proposed TCI CT Transactions will be consummated in a timely fashion, or at all.

Pro Forma Results of Operations

The following unaudited pro forma condensed results of operations are presented for the nine months ended September 30, 1998 and 1997 as if certain acquisitions and transactions which occurred during 1997 and the acquisition of the TCI systems had occurred on January 1, 1998 and 1997, respectively.

                                            Nine Months Ended September 30,
                                            -------------------------------
                                                  1998            1997
                                                  ----            ----

            Net revenues                      $  2,352,273    $ 1,848,021
                                              ============    ===========
            Net loss                          $   (327,412)   $  (186,963)
                                              ============    ===========
            Basic net loss per common share   $      (2.18)   $     (1.26)
                                              ============    ===========

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

Note 7. Stock Splits

On March 4, 1998, the Company's Board of Directors declared a two-for-one stock split to be effected in the form of a common stock dividend of one share of Class A common stock for each share of Class A common stock issued and outstanding as of March 19, 1998 and one share of Class B common stock for each share of Class B common stock issued and outstanding as of March 19, 1998. The stock dividend was paid on March 30, 1998 to stockholders of record on March 19, 1998.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

On July 22, 1998, the Company's Board of Directors declared a two-for-one stock split to be effected as a special stock distribution of one share of Class A common stock for each share of Class A common stock issued and outstanding as of August 10, 1998 and one share of Class B common stock for each share of Class B common stock issued and outstanding as of August 10, 1998. The stock dividend was paid on August 21, 1998 to stockholders of record on August 10, 1998. All share and per share information has been adjusted to reflect the above two-for-one stock splits.

Note 8. Acquisitions

The Wiz

On February 9, 1998, Cablevision Electronics Investments, Inc. ("Cablevision Electronics"), a wholly-owned subsidiary of CSC Holdings, acquired substantially all of the assets associated with approximately 40 Nobody Beats The Wiz consumer electronics store locations from The Wiz, Inc. and certain of its subsidiaries and affiliates (collectively, the "Wiz"). The Wiz had filed for bankruptcy protection on December 16, 1997. Cablevision Electronics paid approximately $92,000 for the assets, of which $10,000 was put into escrow pending resolution of the final calculation of the purchase price. As of September 30, 1998, approximately $612 remains in the escrow account. In addition, prior to closing, Cablevision Electronics provided approximately $8,000 for the Wiz to meet certain operating costs.

The acquisition was accounted for as a purchase with the operations of the stores being consolidated with the operations of the Company as of the date of acquisition. The excess of the purchase price over the net book value of assets acquired approximates $17,000 and will be allocated to the specific assets acquired when independent appraisals are obtained.

Madison Square Garden

On June 17, 1998, the Company purchased 50% of ITT's remaining interest in Madison Square Garden, L.P. ("MSG") for $94,000 pursuant to ITT's exercise of its first put option.

Note 9. Dispositions

In 1998, the Company completed the sale of substantially all of the assets of U.S. Cable Television Group, L.P. ("U.S. Cable") for approximately $309,000 and the cable television systems in Rockford, Illinois and Paragould, Arkansas owned by A-R Cable Services, Inc. ("A-R Cable") for approximately $99,800 in cash. In addition, the Company completed the sale of cable television systems in Wellsville/Penn Yan, New York for approximately $11,500 and Windsor, New York and New Milford, Pennsylvania for approximately $4,800. The Company recognized a net gain of approximately $135,000 on the sale of these systems. In addition, the

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

Company recognized a gain of approximately $17,700 as a result of the sale of an interest in a regional sports programming business.

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

Note 11. Net Assets Held for Sale

In 1998, A-R Cable entered into an agreement to sell its cable television systems in Bootheel, Missouri for approximately $5,000. In addition, in 1998, A-R Cable entered into an agreement to transfer its cable television system in Rensselaer, New York plus $16,000 in cash to Time Warner in exchange for Time Warner's Litchfield, Connecticut system. These transactions were consummated in the fourth quarter of 1998 and the Company expects to record gains as a result of these transactions.

For financial reporting purposes, the assets and liabilities attributable to the above transactions, as well as the assets and liabilities of the cable television systems serving Kalamazoo, Michigan (see Note 6), have been classified in the condensed consolidated balance sheet as net assets held for sale.

The accompanying condensed consolidated statement of operations for the nine months ended September 30, 1998 includes net revenues aggregating approximately $25,054 and net income aggregating approximately $10,321 relating to the cable systems held for sale.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

Note 12. Preferred Stock of CSC Holdings, Inc.

The preferred stock of CSC Holdings, Inc. at September 30, 1998 and December 31, 1997 consists of the issued and outstanding preferred stock of CSC Holdings as follows:

      8 1/2% Series I Cumulative Convertible
         Exchangeable Preferred Stock                  $  323,331    $  323,331
      11 3/4% Series H Redeemable Exchangeable
         Preferred Stock                                  354,539       325,048
      11 1/8% Series M Redeemable Exchangeable
         Preferred Stock                                  867,267       798,760
      8% Series C Cumulative Preferred Stock                   --         9,410
                                                       ----------    ----------
                                                       $1,545,137    $1,456,549
                                                       ==========    ==========

In January 1998, CSC Holdings redeemed all of its outstanding 8% Series C Cumulative Preferred Stock at a price calculated to be approximately $85.06 per share (including accrued dividends) in cash (approximately $9,400 in the aggregate for all outstanding shares).

Note 13. Recent Developments

On August 12, 1998, the Company and a wholly owned subsidiary of the Company entered into an Agreement and Plan of Merger with Clearview Cinema Group, Inc. ("Clearview") pursuant to which the Company will acquire all of the outstanding shares of stock of Clearview for $24.25 per share, payable in a combination of cash and shares of the Company's common stock. The Company also entered into a stockholders agreement with certain stockholders of Clearview, holding in the aggregate a majority of the voting power of Clearview's stock, pursuant to which such stockholders agreed to vote their shares in favor of the merger. The purchase price, including assumption of debt but excluding cash on hand, is estimated at $160,000. The transaction is expected to be consummated in the fourth quarter of 1998.

CSC Holdings and Loews Cineplex Entertainment Corporation ("Loews") have entered into an agreement dated August 26, 1998 as amended October 12, 1998 (the "Initial Theaters Agreement") relating to the acquisition (the "Initial Loews Transaction") by CSC Holdings of Loews' interests in the real property and assets specifically related to or located at 12 movie theaters in New York City and one in northern New Jersey (the "Initial Loews Theaters"). Under the Initial Theaters Agreement, CSC Holdings will pay Loews $85,000 in cash for the Initial Loews Theaters. In addition, CSC Holdings has entered into a second agreement with Loews pursuant to which CSC Holdings has the right, subject to satisfactory completion of its due diligence investigation, to purchase up to an additional 10 movie theaters (the "Additional Loews Theaters") in the greater New York metropolitan area for approximately $6,700 in cash (the "Additional Loews Theaters Transaction"). In connection with the Additional Loews Theaters

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

Transaction, Loews has granted CSC Holdings a right of first offer on an additional 21 movie theaters in the greater New York metropolitan area until the first anniversary of the closing of the Initial Loews Transaction. The Initial Loews Transaction is expected to be completed later this year and the Additional Loews Theaters Transaction is expected to be completed contemporaneously therewith or shortly thereafter. The closings of both transactions are subject to customary closing conditions including the receipt of various consents and approvals.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains or incorporates by reference statements that constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward looking statements as a result of various factors. Factors that may cause such differences to occur include but are not limited to (i) the level of growth in the Company's revenues, (ii) subscriber demand, competition, the cost of programming and industry conditions, (iii) whether expenses of the Company continue to increase or increase at a rate faster than expected, (iv) whether any unconsummated transactions are consummated on the terms and at the times set forth (if at all), (v) new competitors entering the Company's franchise areas and (vi) other risks and uncertainties inherent in the cable television business. The information contained herein concerning year 2000 issues ("Y2K") constitutes forward looking information. The identification and remediation of Y2K issues is a technological effort that has never been undertaken before and estimates of the outcome, time and expense of this endeavor are, for that reason, particularly hard to make with any certainty. As a result, the Company's estimates may prove to be materially inaccurate. More specifically, the Company's forecasts may prove to be wrong for the reasons described below under the caption "Risks of the Company's Y2K Issues" as well as for the following reasons, among other: (i) the Company's forecasts are dependent upon the representations of third parties which may be inaccurate or mistaken; (ii) the nature of the Y2K issue is such that detection of all issues is difficult and cannot be assured and, as a result, problems may exist which have not been, and are not, identified in a timely manner; (iii) because of the lack of experience with problems of this nature and magnitude, it is difficult to estimate remediation costs with accuracy; (iv) remediation requires the efforts of third parties whose performance is beyond the control of the Company; and (v) because the Y2K issues are so widespread and because the number of third parties who can provide meaningful remediation services is limited, the Company may have difficulty obtaining the timely assistance of such third parties, particularly as such services are needed closer to January 1, 2000.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)

Results of Operations

The following table sets forth on an unaudited historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA

                                                Nine Months Ended September 30,
                                   ----------------------------------------------------------
                                               1998                           1997
                                   ---------------------------    ---------------------------    (Increase)
                                                        % of                           % of        Decrease
                                   Amount             Revenues    Amount             Revenues    in Net Loss
                                   ------             --------    ------             --------    -----------
                                                              (Dollars in thousands)
Revenues .......................   $ 2,287,789            100%    $ 1,314,995            100%    $   972,794

Operating expenses:
  Technical and operating ......     1,126,798             49         568,259             43        (558,539)
  Selling, general &
  administrative ...............       638,979             28         347,405             26        (291,574)
  Depreciation and amortization        497,868             22         363,023             28        (134,845)
                                   -----------                    -----------                    -----------
Operating profit ...............        24,144              1          36,308              3         (12,164)
Other income (expense):
  Interest expense, net ........      (297,953)           (13)       (258,898)           (20)        (39,055)
  Share of affiliates' net loss        (19,324)            (1)        (32,243)            (2)         12,919
  Gain on sale of programming
    and cable interests ........       152,683              7              --             --         152,683
  Write off of deferred
    financing costs ............        (4,717)            --         (13,710)            (1)          8,993
  Gain on redemption of
    subsidiary preferred stock .            --             --         181,738             14        (181,738)
  Provision for preferential
    payment to related party ...          (980)            --          (4,200)            --           3,220
  Minority interests ...........        25,435              1          14,145              1          11,290
  Miscellaneous, net ...........       (23,052)            (1)         (7,059)            (1)        (15,993)
                                   -----------                    -----------                    -----------
Net loss .......................   $  (143,764)            (6)    $   (83,919)            (6)    $   (59,845)
                                   ===========                    ===========                    ===========

OTHER OPERATING DATA:

Operating profit before
  depreciation and
  amortization(1) ..............   $   522,012                    $   399,331
Currently payable interest
  expense ......................       311,748                        255,855
Net cash provided by operating
  activities(2) ................       303,133                        239,021
Net cash used in investing
  activities(2) ................      (143,361)                    (1,023,850)
Net cash  provided  by (used in)
  financing activities(2) ......      (420,146)                       805,352

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

(2) See Item 1. - "Condensed Consolidated Statements of Cash Flows."

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)

STATEMENT OF OPERATIONS DATA

                                          Three Months Ended September 30,
                                  --------------------------------------------------
                                          1998                        1997
                                  -----------------------    -----------------------    (Increase)
                                                   % of                       % of        Decrease
                                  Amount         Revenues    Amount         Revenues    in Net Loss
                                  ------         --------    ------         --------    -----------
                                                         (Dollars in thousands)
Revenues ......................   $ 806,871          100%    $ 517,930          100%    $ 288,941

Operating expenses:
  Technical and operating .....     395,827           49       227,829           44      (167,998)
  Selling, general &
    administrative ............     216,073           27       132,786           26       (83,287)

  Depreciation and amortization     178,922           22       140,442           27       (38,480)
                                  ---------                  ---------                   ---------
Operating profit ..............      16,049            2        16,873            3          (824)
Other income (expense):
  Interest expense, net .......     (99,684)         (12)     (105,941)         (20)        6,257
  Share of affiliates' net loss      (4,431)          (1)         (762)          --        (3,669)
  Gain on  sale of  programming
    and cable interests .......      11,195            1            --           --        11,195
  Write off of deferred
    financing costs ...........      (3,101)          --       (13,710)          (3)       10,609
  Gain on redemption of
    subsidiary preferred stock           --           --       181,738           35      (181,738)
  Provision for preferential
    payment to related party ..          --           --        (1,400)          --         1,400
  Minority interests ..........      16,339            2        10,317            2         6,022
  Miscellaneous, net ..........      (9,064)          (1)       (3,068)          (1)       (5,996)
                                  ---------                  ---------                 ----------
Net income (loss) .............   $ (72,697)          (9)    $  84,047           16     $(156,744)
                                  =========                  =========                  =========
OTHER OPERATING DATA:

Operating profit before
  depreciation and
  amortization(1) .............   $ 194,971                  $ 157,315
Currently payable interest
  expense .....................     104,150                    105,000
Net cash provided by operating
  activities ..................     226,023                    121,137
Net cash used in investing
  activities ..................    (138,545)                  (136,282)
Net cash provided by (used in)
  financing activities ........    (110,684)                    12,820

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

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)

1998 Acquisitions. In February 1998, the Company acquired substantially all of the assets associated with approximately 40 Nobody Beats The Wiz consumer electronics store locations. In addition, in March 1998, the Company acquired certain cable television systems in New York and New Jersey from TCI (see Note 6 of Notes to Condensed Consolidated Financial Statements). In June 1998, the Company purchased 50% of ITT's remaining interest in Madison Square Garden.

1998 Dispositions. In the nine months ended September 30,1998, the Company completed the sale of substantially all of the assets of U.S. Cable and the sale of cable television systems in Rockford, Illinois; Paragould, Arkansas; Wellsville/Penn Yan, New York; Windsor, New York; and New Milford, Pennsylvania owned by A-R Cable. In addition, Rainbow Media completed the sale of an interest in a regional sports programming business.

1997 Acquisitions and Transactions. In April 1997, the Company exchanged 25% of its interest in Rainbow Media for NBC's interest in certain of Rainbow Media's programming entities. In June 1997, the Company redeemed a portion of ITT's interest in Madison Square Garden which increased Rainbow Media's interest in Madison Square Garden from 50% to 89.8%. In June 1997, the Company acquired from Warburg Pincus the equity interest that Warburg Pincus had in certain cable television systems in Massachusetts giving the Company full ownership of these systems. In July 1997, the Company acquired from Warburg Pincus the Series A Preferred Stock of A-R Cable which resulted in the consolidation of A-R Cable's operations from the date of the transaction. In December 1997, Rainbow Media completed certain transactions with Fox/Liberty Networks, LLC ("Fox/Liberty"). Also in December 1997, Madison Square Garden acquired all of the membership interests in Radio City Productions.

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

Revenues for the three and nine months ended September 30, 1998 increased $288.9 million (56%) and $972.8 million (74%), respectively, over the corresponding 1997 periods. Approximately $233.7 million (45%) and $812.0 million (62%) of the increases were attributable to the Net Acquisitions for the three and nine months ended September 30, 1998, respectively; approximately $18.0 million (3%) and $70.8 million (5%) resulted from higher revenue per subscriber; approximately $29.0 million (6%) and $66.4 million (5%) were attributable to increases in other revenue sources such as Rainbow Media's programming services, advertising and a developing commercial telephony business; and approximately $8.2 million (2%) and $23.6 million (2%) to internal growth in the average number of subscribers.

Technical and operating expenses increased $168.0 million (74%) and $558.5 million (98%), respectively, for the three and nine months ended September 30, 1998 compared to the same

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)

1997 periods. Approximately $149.6 million (66%) and $500.5 million (88%) of the increases were a direct result of the Net Acquisitions for the three and nine months ended September 30, 1998, respectively. The remaining $18.4 million (8%) and $58.0 million (10%) increase was attributable to increases in those costs directly associated with the internal growth in the average number of subscribers and revenues mentioned above. As a percentage of revenues, technical expenses increased 5% and 6%, respectively, for the three and nine months ended September 30, 1998 over the same periods in 1997.

Selling, general and administrative expenses increased $83.3 million (63%) and $291.6 million (84%), respectively, for the three and nine months ended September 30, 1998 when compared to the same 1997 periods. Approximately $61.0 million (46%) and $188.2 million (54%), respectively, of the increases for the three and nine months ended September 30, 1998 were related to the Net Acquisitions and $10.0 million (8%) and $53.9 million (16%), respectively, were due to charges related to an incentive stock plan. The remaining 9% and 14% increases resulted from higher administrative and customer service costs. Excluding the effects of the incentive stock plan, as a percentage of revenues such costs increased 1% and remained constant, respectively, for the three and nine months ended September 30, 1998 compared to the same 1997 periods.

Operating profit before depreciation and amortization increased $37.7 million (24%) and $122.7 million (31%), respectively, for the three and nine months ended September 30, 1998 over the same periods in 1997. Approximately $23.1 million (15%) and $123.3 million (31%), respectively, of the increases were attributable to the Net Acquisitions. The remaining increase or (decrease) of approximately $14.6 million (9%) and $(.6) million, respectively, resulted from the combined effect of the revenue and expense increases discussed above. On a pro forma basis, giving effect to the Net Acquisitions as if they had occurred on January 1, 1997 and the exclusion of incentive stock plan charges, operating profit before depreciation and amortization would have increased 12.5% and 13.1%, respectively, for the three and nine months ended September 30, 1998 over the same periods in 1997. Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

Depreciation and amortization expenses increased $38.5 million (27%) and $134.8 million (37%), respectively, for the three and nine months ended September 30, 1998 as compared to the same 1997 periods. Approximately $35.5 million (25%) and $126.3 million (35%), respectively, of the increases for the three and nine months ended September 30, 1998 were related to the Net Acquisitions and the remaining 2% increase in each of the three and nine months ended September 30, 1998 resulted primarily from depreciation on new plant assets, partially offset by a decrease in depreciation and amortization for certain assets held for sale and a decrease in amortization expense resulting from certain intangible assets becoming fully amortized in 1997.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)

Net interest expense decreased $6.3 million (6%) for the three months ended September 30, 1998 and increased $39.1 million (15%) for the nine months ended September 30, 1998 over the comparable 1997 periods. Approximately $16.7 million (16%) of the decrease for the three months ended September 30, 1998 is attributable to the Net Acquisitions, offset by a $10.4 million (10%) increase due to higher outstanding debt balances. Approximately $43.3 million (17%) of the increase for the nine months ended September 30, 1998 is due to higher outstanding debt balances, partially offset by a $4.2 million (2%) decrease attributable to the Net Acquisitions.

Share of affiliates' net loss increased to $4.4 million for the three months ended September 30, 1998 from $.8 million for the same 1997 period. For the nine months ended September 30, 1998, share of affiliates' net loss decreased to $19.3 million from $32.2 million for the same period in the prior year. For the three and nine months ended September 30, 1998, such amounts consisted of the Company's share of the net losses of certain programming businesses in which the Company has varying minority ownership interests. For the three months ended September 30, 1997, such amount consisted of the Company's share of net losses of certain programming businesses in which the Company has varying minority ownership interests. For the nine months ended September 30, 1997, such amount consisted of the Company's share of net losses of certain cable affiliates of $37.9 million and net profits of $5.7 million of certain programming businesses in which the Company has varying minority ownership interests.

Gain on sale of programming and cable interests for the three and nine months ended September 30, 1998 includes gains of approximately $11.2 million and $135.0 million, respectively, as a result of the sale of the assets of U.S. Cable and cable television systems in Rockford, Illinois, Paragould, Arkansas, Wellsville/Penn Yan, New York, Windsor, New York and New Milford, Pennsylvania. Additionally, the gain for the nine months ended September 30, 1998 includes approximately $17.7 million as a result of the sale of an interest in a regional sports programming business in the first quarter of 1998.

Gain on redemption of subsidiary preferred stock for the three and nine months ended September 30, 1997 represents the gain recognized upon the redemption of A-R Cable's Series A preferred stock of $181.7 million.

Provision for preferential payment to related party consists of the expensing of the proportionate amount due with respect to an annual payment made in connection with the acquisition of Cablevision of New York City ("CNYC") in 1992. Effective March 4, 1998, these preferential payments were terminated upon the retirement of Mr. Dolan's preferred interest.

Minority interest for the three and nine months ended September 30, 1998 represents Fox Liberty's 40% share of the net income (loss) of Regional Programming Partners, ITT's share of the net loss of Madison Square Garden, and NBC's 25% share of the net loss of Rainbow Media. For the comparable 1997 periods, the minority interest represented NBC's 25% share of the net income of American Movie Classics through March 31, 1997, NBC's 25% share of the net loss of Rainbow Media from the date of the NBC transaction, ITT's share of the net losses of

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)

Madison Square Garden and SportsChannel Associates (since the date of the transaction) and Liberty's share of the net income of SportsChannel Prism.

Net miscellaneous expense increased to $9.1 million and $23.1 million, respectively, for the three and nine months ended September 30, 1998 from $3.1 million and $7.1 million for the same 1997 periods. Approximately $9.5 million and $18.0 million of the increase, respectively, for the three and nine months ended September 30, 1998 related to federal alternative minimum taxes and state income taxes. Remaining decreases of $3.5 million and $2.0 million, respectively, for the three and nine months ended September 30, 1998 reflect a reduction in various other miscellaneous items.

Liquidity and Capital Resources

Cablevision Systems Corporation does not have any operations independent of CSC Holdings and the TCI Systems. In addition, Cablevision Systems Corporation has no borrowings and does not have outstanding any securities other than its Class A Common Stock and Class B Common Stock, on which it does not intend to pay any dividends in the foreseeable future. Accordingly, the Company does not have cash needs independent of the needs of its subsidiaries.

The Company is structured as a restricted group and an unrestricted group of subsidiaries.

The Restricted Group includes all of CSC Holdings' cable operations in and around the greater New York City metropolitan area, in and around the greater Cleveland, Ohio metropolitan area and in and around Boston, Massachusetts and the commercial telephony operations of the Company's subsidiary, Cablevision Lightpath, Inc. on Long Island, New York. At September 30, 1998, the Restricted Group encompassed approximately 2,534,000 cable television subscribers, including approximately 49,000 subscribers in systems held for sale.

The Unrestricted Group principally includes the Company's cable television operations other than those included in the Restricted Group. At September 30, 1998, the Unrestricted Group encompassed approximately 880,000 cable television subscribers ("Unrestricted Cable"), including approximately 846,000 subscribers of the TCI Systems and approximately 34,000 subscribers of systems held for sale (see Note 11 - "Net Assets Held for Sale"). Other Unrestricted Group subsidiaries ("Unrestricted Other") include Rainbow Media, CSC Technology, Inc. (the Company's subsidiary engaged in research and development of new technology) and other companies engaged in certain development activities. Cablevision Electronics Investments, Inc. which acquired substantially all of the assets associated with approximately 40 Nobody Beats The Wiz consumer electronics store locations on February 9, 1998, is also included in the Unrestricted Group.

The following table presents selected unaudited historical results of operations and other financial and statistical information related to the captioned groups or entities as of and for the nine months ended September 30, 1998.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)

                                                          Other
                           Restricted   Unrestricted   Unrestricted    Total
                             Group          Cable      Subsidiaries   Company
                             -----          -----      ------------   -------
                                          (Dollars in thousands)

Revenues                   $1,079,783   $    278,698   $    929,308   $2,287,789
                           ==========   ============   ============   ==========
Operating profit (loss)
  before depreciation and
  amortization             $  417,443   $    112,261   $     (7,692)  $  522,012
                           ==========   ============   ============   ==========
Currently payable
interest expense           $  239,263   $     25,936   $     46,549   $  311,748
                           ==========   ============   ============   ==========

Total interest expense     $  243,268   $     26,091   $     48,610   $  317,969
                           ==========   ============   ============   ==========
Bank and other senior
debt                       $  569,292   $    550,500   $    691,644   $1,811,436
                           ==========   ============   ============   ==========
Senior notes and
debentures                 $2,194,350   $         --   $         --   $2,194,350
                           ==========   ============   ============   ==========
Subordinated notes and
debentures                 $1,048,342   $         --   $         --   $1,048,342
                           ==========   ============   ============   ==========

Capital expenditures       $  300,863   $     19,580   $     66,570   $  387,013
                           ==========   ============   ============   ==========

Ending subscribers          2,534,335        879,889             --    3,414,224
                           ==========   ============   ============   ==========

Restricted Group

The Company believes that, for the Restricted Group, internally generated funds, together with funds available under the Restricted Group's Credit Agreement will be sufficient through 1999 to meet all known funding requirements.

On May 28, 1998, CSC Holdings and certain other subsidiaries of the Company, closed on a new $2.8 billion credit facility. The $2.8 billion reducing revolver credit facility, maturing in March 2007, consists of a $1.4 billion CSC Holdings credit facility, a $1.4 billion MFR credit facility of which $600 million is available, and an $800 million credit facility for certain unrestricted subsidiaries of the Company acquired from TCI on March 4, 1998 ("TCI Systems"). While the $800 million TCI Systems credit facility is in place, only $600 million of the $1.4 billion MFR facility may be utilized.

On June 17, 1998, promissory notes totaling $151 million were redeemed with bank borrowings under the CSC Holdings and MFR credit facilities.

On July 21, 1998, CSC Holdings issued $500 million face amount of 7 1/4% Senior Notes due 2008 and $500 million face amount of 7 5/8% Senior Debentures due 2018. The net proceeds of $985 million were used to repay outstanding borrowings under the CSC Holdings credit facility.

On July 27, 1998, the Company reduced the CSC Holdings credit facility by $400 million to $1.0 billion, and the MFR credit facility by $200 million to $1.2 billion, which includes a reduction of the TCI credit facility by $100 million to $700 million. On October 16, 1998, taking into account the commitment reduction, the Restricted Group had total usage under its existing $1.5 billion Credit Agreement (including the MFR credit facility) of $580 million and letters of credit of $60.8 million issued on behalf of CSC Holdings. Unrestricted and undrawn funds available to the Restricted Group amounted to approximately $859.2 million as of October 16, 1998. The Credit Agreement contains certain financial covenants that may limit the Restricted Group's ability to

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)

utilize all of the undrawn funds available thereunder, including covenants requiring the Restricted Group to maintain certain financial ratios and restricting the permitted uses of borrowed funds. As of October 16, 1998, CSC Holdings had entered into interest exchange (swap) agreements with several of its banks on a notional amount of $225 million, on which CSC Holdings pays a fixed rate of interest and receives a variable rate of interest for specified periods, with an average maturity of 1.3 years. The average effective annual interest rate on all Restricted Group bank debt outstanding as of October 16, 1998 was approximately 6.7%.

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

TCI Systems

On May 28, 1998, the TCI Systems closed on their $800 million credit facility which was reduced by $100 million on July 27, 1998. On October 16, 1998, taking into account the commitment reduction, usage under the $700 million credit facility was $557 million with undrawn funds of $143 million. The Company believes that for the TCI Systems, internally generated funds, together with funds available under their $700 million credit facility will be sufficient through 1999 to meet their debt service requirements and to fund their planned capital expenditures.

Rainbow Media

Rainbow Media has a $300 million non-amortizing revolving credit facility maturing on December 31, 2000 of which $40 million is restricted for specific purposes. Of the $260 million balance of the facility, a further $180 million is restricted to provide for repayment of a like amount of inter-company borrowings as described below. Direct borrowings as of October 16, 1998 amounted to $34 million leaving a balance of $46 million available to Rainbow Media under the credit facility as of that date.

American Movie Classics has a $100 million reducing revolving credit facility and a $132 million amortizing term loan in place. Both loans will mature on March 31, 2004. The amount of the available commitment under the revolver will not begin to step down until 2002. As of October 16, 1998, American Movie Classics had outstanding borrowings of $198 million, leaving unrestricted funds available of $34 million.

In June 1998, American Movie Classics made a $16 million excess cash flow distribution to Rainbow Media by drawing under its revolving credit. Rainbow Media used the funds to partly repay its bank debt.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)

Both credit facilities contain certain financial covenants that may limit the ability to utilize all of the undrawn funds available, including covenants requiring that certain financial ratios be maintained.

In June 1998, Regional Programming Partners ("RPP"), a partnership which is 60% owned by Rainbow Media and 40% owned by Fox/Liberty, made an inter-company loan to Rainbow Media of $180 million, which Rainbow Media used to repay bank debt. RPP funded this loan from cash on hand. The inter-company loan is a four year demand note maturing March 31, 2002, which requires quarterly interest payments at LIBOR plus 7/8% per annum, is subordinated to Rainbow Media's bank debt and requires that Rainbow Media maintain sufficient availability under its revolving credit to permit the repayment in full to RPP if RPP requires the funds for its own operating needs.

In June 1998, RPP utilized $94 million to redeem 50% of ITT's remaining interest in Madison Square Garden, L.P. ("MSG").

As of October 16, 1998, RPP had cash on hand of $136 million.

The Company believes that for Rainbow Media, internally generated funds, together with funds available under its existing credit agreement will be sufficient through 1999 to meet its known funding requirements.

The Company believes that for American Movie Classics, internally generated funds, together with the funds available under its credit agreement will be sufficient to meet its debt service and capital expenditure requirements through 1999.

Madison Square Garden

MSG has a $500 million revolving credit facility maturing on December 31, 2004 (the "MSG Credit Facility").

As of October 16, 1998, outstanding debt under the MSG Credit Facility was $310 million. In addition, MSG had outstanding letters of credit of $4 million resulting in unrestricted and undrawn funds available amounting to $186 million. The MSG Credit Facility contains certain financial covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring MSG to maintain certain financial ratios. The Company believes that for MSG, internally generated funds, together with funds available under its existing credit agreement will be sufficient to meet its debt service requirements and to fund capital expenditures through 1999.

Garden Programming, LLC, an unrestricted subsidiary of MSG, has a $20 million term loan maturing on July 11, 2002. Garden Programming, LLC has in turn made a $40 million loan to a related entity, maturing on November 1, 2011.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)

Cablevision Electronics Investments, Inc.

On February 9, 1998, Cablevision Electronics completed the acquisition of certain assets of the Wiz. The purchase price and expenses were funded through a $50 million equity contribution (not including $8 million in pre-acquisition funding from CSC Holdings) and approximately $45 million in borrowings under the new $110 million Cablevision Electronics stand alone credit facility. Under the terms of the credit facility, the total amount of borrowings available to Cablevision Electronics is subject to an availability calculation based on a percentage of eligible inventory. On October 16, 1998, usage under the $110 million credit facility was $78.9 million with $16.9 million available thereunder, based on the level of inventory as of that date. Cablevision Electronics has received additional equity contributions from CSC Holdings of $29 million through September 30, 1998, bringing the total amount of equity contributed to $87 million. In addition, Cablevision Electronics has received other financial support of approximately $34.8 million, through October 16, 1998, in the form of letters of credit and guarantees, in respect of Cablevision Electronics' inventory purchases. CSC Holdings believes that Cablevision Electronics will require additional financial support in respect of planned increases in inventory purchases and other requirements through 1999.

Operating Activities

Cash provided by operating activities amounted to $303.1 million for the nine months ended September 30, 1998 compared to $239.0 million for the nine months ended September 30, 1997. The 1998 cash provided by operating activities consisted primarily of depreciation and amortization of $497.9 million, a net increase in cash resulting from changes in assets and liabilities of $98.0 million, and other non-cash items of $3.7 million, offset by a net loss of $143.8 million and the gain on the sale of programming and cable interests of $152.7 million.

Cash provided by operating activities amounted to $239.0 million for the nine months ended September 30, 1997 which consisted primarily of depreciation and amortization of $363.0 million, other non-cash items of $41.5 and a net increase in cash resulting from changes in assets and liabilities of $100.1 million, partially offset by a net loss of $83.9 million and the gain on the redemption of subsidiary preferred stock of $181.7 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 1998 was $143.4 million compared to $1,023.9 million for the nine months ended September 30, 1997. The 1998 investing activities consisted of $387.0 million of capital expenditures, $166.0 million of payments for acquisitions, and other net cash payments of $27.9 million, partially offset by net proceeds of $437.5 million from the sale of programming and cable interests.

Net cash used in investing activities for the nine months ended September 30, 1997 was $1,023.9 million. The 1997 investing activities consisted primarily of $316.2 million of capital

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)

expenditures, $533.9 million of payments for acquisitions, and a $174.8 million increase in investment in affiliates, partially offset by other items of $1.0 million.

Financing Activities

Cash used in financing activities amounted to $420.1 million for the nine months ended September 30, 1998 compared to net cash provided by financing activities of $805.4 million for the nine months ended September 30, 1997. In 1998, the Company's financing activities consisted primarily of the net repayment of bank debt, subordinated notes payable and senior debt of $1,469.7 million, the repayment of an obligation to a related party of $197.2 million, the payment of dividends applicable to the preferred stock of a subsidiary of $22.0 million, and other net cash payments aggregating $27.3 million, partially offset by $1,296.1 million derived from the issuance of senior notes and debentures.

In 1997, the Company's financing activities consisted of the net proceeds from bank debt of $874.1 million and the net proceeds of $398.5 million from the issuance of senior debentures, partially offset by the redemption of senior subordinated debt of $283.4 million, $112.3 million used for the redemption of preferred stock of CSC Holdings, additions to deferred financing and other costs of $43.8 million, payments of dividends applicable to the preferred stock of CSC Holdings of $22.9 million and other net cash payments aggregating $4.8 million.

Year 2000

The year 2000 issue ("Y2K") refers to the inability of certain computerized systems and technologies to recognize and/or correctly process dates beyond December 31, 1999. As a result of these issues, the potential exists for computer system failure or miscalculations by computer programs, which could cause disruption of the Company's operations.

The Company recognizes the need to ensure that any disruption of its operations resulting from the Y2K issue is minimized. Accordingly, the Company has developed a plan to identify and address Y2K issues. The Company has retained an independent "big five" consulting firm to assist in the development and implementation of this plan.

Pursuant to the Y2K plan, each of the Company's business units has designated a team, consisting of a Y2K coordinator and a member of the consulting firm, which is responsible for the Y2K compliance of the systems used by that business unit. The efforts of each of these business unit teams is coordinated through, and directed by, a Central Program Management Office (the "CPMO"), consisting of representatives of the Company's information systems, internal audit, controllers, legal and finance departments. The CPMO operates under the direction of the Company's Chief Information Officer, Mr. Thomas Dolan. Y2K issues that cross business unit lines and cannot be resolved between the CPMO and the business unit teams, are referred to an Operations Steering Committee (the "Steering Committee") consisting of the most senior officers of each of the Company's principal business units. The Steering Committee will meet periodically to review the progress of the Company's Y2K compliance efforts. The Board of Directors has designated a committee of the Board consisting of Messrs. James Dolan,

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)

Thomas Dolan, Leo Hindery and Richard Hochman, to monitor the Company's progress and report to the full Board.

Y2K Program - Phases

The Company has developed a six phase program to assess and address the Y2K issue. These phases consist of the following:

Phase 1 - Awareness - The Company maintains an ongoing program of communications with its management and employee base to ensure that all employees are aware of the Y2K issue and the importance of the Company's efforts to address the issue. This is accomplished, among other means, through the distribution of memoranda, the establishment and maintenance of an intranet web site, and meetings and seminars.

Phase 2 - Inventory and Assessment - This phase consisted of the Company's efforts to identify all of the information technology ("IT") and non-IT systems used in each area of its businesses. Each identified system has been assessed for its criticality to the Company's businesses and assigned a criticality rating on a five point scale consisting of (1) "Critical" (required for continued operation); (2) "High" (major business impact); (3) "Medium" (significant business impact); (4) "Low" (minor business impact); and (5) "Minimal" (insignificant or no business impact). Additionally, during this phase the Company contacted the vendors of each of its systems to determine which systems are Y2K compliant or non-compliant. Based upon its phase two review, which was substantially completed during the third fiscal quarter of 1998, the Company believes that approximately 35% of its IT and non-IT systems may be non-compliant and that approximately 65% of these non-compliant systems are of a criticality rating of (3) "Medium" (significant business impact) or above.

Phase 3 - Strategy and Planning - During this phase the Company is (a) developing a testing plan for all compliant systems, and (b) developing a strategy for remediating and testing non-compliant systems. Remediation strategies may range from software upgrades to replacement, discontinuance or bypass of non-compliant systems. As of October 31, 1998, the Company had substantially completed the strategy and planning stage for all of its systems with a criticality rating of 1 or 2 and is currently in the process of its phase three efforts for its systems with a criticality rating of 3 or 4.

Phase 4 - Portfolio Transformation/Remediation - During this phase the Company will execute the remediation strategies for non-compliant systems as identified during phase three. The Company is now beginning the remediation of certain of the most critical non-compliant systems.

Phase 5 - Testing - During this phase, the Company will test all of its compliant systems (of Level 4 or above), and, in conjunction with its phase four remediation efforts, its non-compliant systems. The testing of certain of the Company's most critical compliant systems has recently begun.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)

Phase 6 - Implementation - During this phase, all of the Company's remediated and tested systems will be redeployed.

The completion of phases across the Company's businesses is not expected to occur sequentially. As the Company will focus initially on its most critical systems, it is likely that a number of critical systems will be in phases four and five, while less critical systems are in phase three. It is the Company's goal that all IT and non-IT systems with a criticality rating of 1, 2, 3 and 4 will be tested and implemented by the end of the third fiscal quarter of 1999. There can be no assurance that the Company will be successful in achieving this goal.

Costs of Compliance - Because the Company is still in the process of analyzing its strategy and remediation planning for non-compliant items, and has not completed testing of compliant or non-compliant systems, it is not possible to predict with certainty the costs that will be incurred in connection with the Y2K program. Further, in many cases, the Company planned to replace or upgrade certain non-compliant systems irrespective of Y2K compliance issues. In such cases the portion of such expenditure attributable to Y2K issues is often not reasonably determinable. Based on its review to date, the Company believes that the costs associated with its Y2K program, including costs of replacing or upgrading non-compliant systems that were not already scheduled to be replaced or upgraded, accelerating programs that were already contemplated specifically for the purpose of addressing Y2K issues, and including both internal and external resources, may range between $40 to $60 million for its existing businesses. This estimate includes amounts for the Company's telecommunications systems, including cable, modem and telephone, for Rainbow Media's programming operations, for Madison Square Garden including the arena, its professional sports teams, its cable television networks, and for Radio City Entertainment, for the Wiz and for corporate and company-wide needs. Costs incurred to date have not been material to the operations of the Company. There can be no assurance that actual expenditures will not deviate from these estimates and that the amount of such deviation will not be material. Such expenditures are expected to be funded from cash flow from operations and borrowings. See "Liquidity and Capital Resources".

Risks of the Company's Y2K Issues - Many of the IT and non-IT systems that are necessary for the continued operation of the Company's businesses are dependent upon components that may not be Y2K compliant. While the Company's Y2K compliance program is designed to identify and remediate these systems in order to avoid interruption of its operations, there can be no assurance that it will be able to identify all noncompliant systems or successfully remediate all those that are identified. Failure of IT or non-IT systems that are necessary for the operation of the Company's businesses, including, without limitation, its billing systems, addressable controller and converter systems, purchasing, finance and inventory systems, marketing databases and point of sale systems, could have a material adverse effect on the Company.

The Company is dependent upon third-party products and services, such as utility services and programming uplinks, for the operation of its businesses. While, as part of the Inventory and Assessment phase of its Y2K program, the Company has contacted third party product and service providers to ascertain whether Y2K compliance issues may exist, it has in many cases not received assurances from such suppliers. Moreover, in most cases the Company does not have

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                        (formerly CSC Parent Corporation)

the ability to verify any assurances it does receive from third party suppliers. If critical IT or non-IT systems used by such third party suppliers fail as a result of a Y2K compliance issue, and as a result of such failure the ability of such supplier to continue to provide such product or service to the Company is interrupted, the Company's ability to continue to provide services to its customers may be interrupted. Such an interruption could have a material adverse effect on the Company. The Company intends to consider contingency plans to address those risks, although no such plans have yet been identified, and there can be no assurance that any such plan would resolve such problems in a satisfactory manner. In addition to the risks associated with failure of IT Systems due to Y2K problems, the failure of non-IT systems would pose significant risks to the Company. For example, the Company and its subsidiaries operate facilities for both employees and the public. Failure of the non-IT systems at such facilities could result in health and safety risks that could lead to the closure or unavailability of such facilities. This could result in lost revenues to the Company and the risk of actions against the Company if the businesses of others are disrupted. Also, the failure of such non-IT systems could result in injury to individuals which could expose the Company to actions on, by, or on behalf of such individuals.

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

Item 5. Other Information

      Submission of Stockholder Proposals for 1999 Annual Meeting.

      Proposals of stockholders intended to be presented at the Company's 1999 annual meeting of stockholders must be received by the Company at its executive offices on or prior to February 10, 1999 to be eligible for inclusion in the Company's proxy material to be used in connection with the 1999 meeting. Pursuant to the Company's by-laws, notice of any proposal to be presented by any stockholder or of the name of any person to be nominated by any stockholder for election as a director of the Company at any meeting of stockholders shall be given to the secretary of the Company not less than 60 days and not more than 90 days prior to the date of the meeting, provided, however, that if the date of the meeting is publicly announced or disclosed less than 70 days prior to the date of the meeting, such notice shall be given not more than ten days after such date is first so announced or disclosed. The Company has not yet set a date for its 1999 annual meeting of stockholders.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits.

            The index to exhibits is on page 58.

      (b) The Company filed a Current Report on Form 8-K with the Commission on March 4, 1998, March 19, 1998, May 18, 1998 and September 1, 1998.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                        Nine Months Ended            Three Months Ended
                                          September 30,                 September 30,
                                    --------------------------    --------------------------
                                       1998           1997           1998           1997
                                       ----           ----           ----           ----
Revenues ........................   $ 2,043,600    $ 1,314,995    $   697,866    $   517,930
                                    -----------    -----------    -----------    -----------
Operating expenses:
  Technical and operating .......     1,033,302        568,259        354,249        227,829
  Selling, general and
    administrative ..............       595,123        347,405        199,103        132,786

  Depreciation and amortization .       407,860        363,023        139,219        140,442
                                    -----------    -----------    -----------    -----------
                                      2,036,285      1,278,687        692,571        501,057
                                    -----------    -----------    -----------    -----------

    Operating profit ............         7,315         36,308          5,295         16,873
                                    -----------    -----------    -----------    -----------

Other income (expense):
  Interest expense ..............      (293,876)      (261,533)       (96,259)      (107,748)
  Interest income ...............        19,950          2,635          6,735          1,807
  Share of affiliates' net loss .       (19,324)       (32,243)        (4,431)          (762)
  Gain on sale of programming and
    cable interests .............       152,683             --         11,195             --
  Write off of deferred
    financing costs .............        (4,717)       (13,710)        (3,101)       (13,710)
  Gain on redemption of
    subsidiary preferred stock ..            --        181,738             --        181,738
  Provision for preferential
    payment to related party ....          (980)        (4,200)            --         (1,400)
  Minority interests ............        25,435         14,145         16,339         10,317
  Miscellaneous, net ............       (19,799)        (7,059)        (7,939)        (3,068)
                                    -----------    -----------    -----------    -----------
                                       (140,628)      (120,227)       (77,461)        67,174
                                    -----------    -----------    -----------    -----------

Net income (loss) ...............      (133,313)       (83,919)       (72,166)        84,047

Dividend requirements applicable
to preferred stock ..............      (120,005)      (110,324)       (40,917)       (37,593)
                                    -----------    -----------    -----------    -----------

Net income (loss) applicable to
  common shareholders ...........   $  (253,318)   $  (194,243)   $  (113,083)   $    46,454
                                    ===========    ===========    ===========    ===========

Basic net income (loss) per
  common share ..................            --    $     (1.95)            --    $       .47
                                    ===========    ===========    ===========    ===========

Diluted net income (loss) per
  common share ..................            --    $     (1.95)            --    $       .44
                                    ===========    ===========    ===========    ===========

Average number of common shares
  outstanding (in thousands) ....            --         99,432             --         99,568
                                    ===========    ===========    ===========    ===========

                            See accompanying notes to
                  condensed consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                      September 30, December 31,
                                                          1998          1997
                                                        --------       -------
   ASSETS
Cash and cash equivalents ............................ $  149,089     $  410,141

Accounts receivable trade (less allowance for
  doubtful accounts of $28,223 and $29,584) ..........    171,591        214,721

Notes and other receivables ..........................    132,700         98,756

Inventory, prepaid expenses and other assets .........    230,719         55,324

Property, plant and equipment, net ...................  1,967,937      1,831,167

Investments in affiliates ............................    284,908        207,776

Advances to affiliates ...............................     29,924         19,823

Feature film inventory ...............................    275,442        180,576

Net assets held for sale .............................     41,193        252,610

Franchises, net of accumulated amortization of
  $544,565 and $481,895 ..............................    314,638        383,369

Affiliation and other agreements, net of
  accumulated amortization of $168,613
  and $129,087 .......................................    219,771        253,734

Excess costs over fair value of net assets acquired
  and other intangible assets, net of accumulated
  amortization of $719,560 and $684,141 ..............  1,596,941      1,615,786

Deferred financing, acquisition and other costs,
  net of accumulated amortization of $48,447
  and $40,061 ........................................     90,721         91,005
                                                       ----------     ----------
                                                       $5,505,574     $5,614,788
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

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                  (formerly Cablevision Systems Corporation)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

                                                         September 30,  December 31,
                                                             1998           1997
                                                          -----------    -----------
   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Accounts payable ......................................   $   327,027    $   270,652
Accrued liabilities ...................................       588,760        504,866
Accounts payable to affiliates ........................        15,161          7,978
Feature film and contract obligations .................       362,597        292,720
Deferred revenue ......................................       390,058        277,693
Bank debt .............................................     1,197,487      2,240,358
Senior debt ...........................................            --        112,500
Senior notes and debentures ...........................     2,194,350        898,024
Subordinated notes and debentures .....................     1,048,342      1,048,245
Subordinated notes payable ............................            --        151,000
Obligation to related party ...........................            --        197,183
Capital lease obligations and other debt ..............        63,449         46,752
                                                          -----------    -----------
   Total liabilities ..................................     6,187,231      6,047,971
                                                          -----------    -----------
Minority interests ....................................       730,744        821,782
                                                          -----------    -----------
Series H Redeemable Exchangeable Preferred Stock ......       354,539        325,048
                                                          -----------    -----------
Series M Redeemable Exchangeable Preferred Stock ......       867,267        798,760
                                                          -----------    -----------
Commitments and contingencies

Stockholders' deficiency:
  8% Series C Cumulative Preferred Stock, $.01 par
    value, 112,500 shares authorized, 110,622
    shares issued in 1997 ($100 per share
    liquidation preference) ...........................            --              1
  8% Series D Cumulative Preferred Stock, $.01 par
    value, 112,500 shares authorized, none issued
    ($100 per share liquidation preference) ...........            --             --
  8-1/2% Series I Cumulative Convertible Exchangeable
    Preferred Stock, $.01 par value, 1,380,000 shares
    authorized and issued ($250 per share liquidation
    preference) .......................................            14             14
  Class A Common Stock, $.01 par value, 50,000,000
    shares authorized, 1,000 and 55,897,984 shares
    issued ............................................            --            560
  Class B Common Stock, $.01 par value, 20,000,000
    shares authorized, -0- and 44,386,836 shares issued            --            444
  Paid-in capital .....................................       170,288        171,399
  Accumulated deficit .................................    (2,804,509)    (2,551,191)
                                                          -----------    -----------
  Total stockholders' deficiency ......................    (2,634,207)    (2,378,773)
                                                          -----------    -----------
                                                          $ 5,505,574    $ 5,614,788
                                                          ===========    ===========

                            See accompanying notes to
                  condensed consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                             (Dollars in thousands)
                                   (Unaudited)

                                                        1998           1997
                                                     -----------    -----------
Cash flows from operating activities:
  Net loss .......................................   $  (133,313)   $   (83,919)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Depreciation and amortization .................       407,860        363,023
   Share of affiliates' net losses ...............        19,324         32,243
   Minority interests ............................       (25,435)       (14,145)
   Gain on sale of programming and cable
     interests ...................................      (152,683)            --
   Gain on redemption of subsidiary preferred
     stock .......................................            --       (181,738)
   Write off of deferred financing costs .........         4,717         13,710
   Amortization of deferred financing ............         5,720          5,565
   Amortization of debenture discount ............           347            112
   (Gain) loss on sale of equipment ..............        (1,136)         4,034
   Changes in assets and liabilities, net of
     effects of acquisitions and dispositions ....        33,807        100,136
                                                     -----------    -----------
   Net cash provided by operating activities .....       159,208        239,021
                                                     -----------    -----------
Cash flows from investing activities:
  Net proceeds from sale of programming and
    cable interests ..............................       437,543             --
  Payments for acquisitions, net of cash
    acquired .....................................      (154,402)      (533,853)
  Capital expenditures ...........................      (370,553)      (316,217)
  Proceeds from sale of plant and equipment ......         8,700          1,959
  Additions to intangible assets .................       (13,619)          (922)
  Increase in investments in affiliates, net .....       (21,668)      (174,817)
                                                     -----------    -----------
   Net cash used in investing activities .........      (113,999)    (1,023,850)
                                                     -----------    -----------
Cash flows from financing activities:
  Proceeds from bank debt ........................     3,831,397      2,271,614
  Repayment of bank debt .........................    (4,917,865)    (1,397,543)
  Proceeds from senior debt ......................            --         19,000
  Repayment of senior debt .......................      (112,500)       (19,750)
  Repayment of subordinated notes payable ........      (151,000)            --
  Issuance of senior notes and debentures ........     1,296,076        398,508
  Redemption of senior subordinated debt .........            --       (283,445)
  Dividends applicable to preferred stock ........       (22,007)       (22,889)
  Issuance of common stock .......................         2,444          2,718
  Decrease in obligation to related party ........      (197,183)        (1,491)
  Payments of capital lease obligations and
    other debt ...................................        (8,913)        (5,302)
  Additions to deferred financing and other
    costs ........................................       (17,301)       (43,762)
  Redemption of preferred stock ..................        (9,409)      (112,306)
                                                     -----------    -----------
    Net cash provided by (used in) financing
      activities .................................      (306,261)       805,352
                                                     -----------    -----------
Net increase (decrease) in cash and cash
  equivalents ....................................      (261,052)        20,523
Cash and cash equivalents at beginning of year ...       410,141         11,612
                                                     -----------    -----------
Cash and cash equivalents at end of period .......   $   149,089    $    32,135
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

Note 2. Responsibility for Interim Financial Statements

The financial statements as of and for the three and nine month periods ended September 30, 1998 and 1997 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

Note 3. Basic Net Income (Loss) Per Common Share

Basic net income (loss) per common share for the three and nine months ended September 30, 1997 is computed by dividing net income (loss) after deduction of preferred stock dividends by the weighted average number of common shares outstanding. Diluted net income per share is similar to basic net income per share but represents the dilutive effect on a per share basis of potential common shares as if they had been outstanding at the beginning of the periods presented. Potential dilutive common shares were not included in the computation of diluted net loss per share for the nine months ended September 30, 1997 as their effect would be antidilutive. Basic net loss per common share for the three and nine months ended September 30, 1998 is not presented since the Company is a wholly owned subsidiary of Cablevision Parent (see Note 5).

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

The Company paid cash interest expense of approximately $259,734 and $232,451 for the nine months ended September 30, 1998 and 1997, respectively. The Company's noncash financing and investing activities for the nine months ended September 30, 1998 and 1997 included capital lease obligations of $25,610 and $24,820, respectively, incurred when the Company entered into leases for new equipment, preferred stock dividend requirements of $97,998 and $87,656, respectively, the issuance of common stock valued at $4,848 to redeem certain limited partnership interests in a subsidiary of the Company in 1998, and the acquisition of warrants from At Home Corporation valued at $74,788 in 1998.

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

For purposes of the accompanying condensed consolidated financial statements of the Company, all share and per share information has been retroactively restated to reflect the number of Cablevision Parent shares which were issued to the Company's shareholders on March 4, 1998 in

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

the exchange discussed above. Prior year share and per share information has been adjusted to reflect the two-for-one stock splits effected in the form of a common stock dividend to stockholders of Cablevision Parent on March 30, 1998 and August 21, 1998.

On January 27, 1998, the Company, Cablevision Parent and a subsidiary of TCI entered into a non-binding letter of intent for Cablevision Parent to acquire TCI's cable television systems (the "TCI Connecticut Systems") in and around Hartford, Vernon, Branford and Lakeville, Connecticut (the "Proposed TCI CT Transactions"). Under the non-binding letter of intent, in consideration for the TCI Connecticut Systems, Cablevision Parent would (i) transfer to TCI its cable television systems serving Kalamazoo, Michigan, (ii) transfer to TCI other cable television systems to be identified by TCI and purchased with approximately $25,000 of funds provided by Cablevision Parent, (iii) issue approximately 5,882,352 shares of Cablevision Parent's Class A common stock, and (iv) assume certain indebtedness relating to the TCI Connecticut Systems, which is anticipated to total approximately $110,000. A binding, definitive agreement has not yet been completed. There can be no assurance that the Proposed TCI CT Transactions will be consummated in a timely fashion, or at all.

Note 6. Acquisitions

The Wiz

On February 9, 1998, Cablevision Electronics Investments, Inc. ("Cablevision Electronics"), a wholly-owned subsidiary of the Company, acquired substantially all of the assets associated with approximately 40 Nobody Beats The Wiz consumer electronics store locations from The Wiz, Inc. and certain of its subsidiaries and affiliates (collectively, the "Wiz"). The Wiz had filed for bankruptcy protection on December 16, 1997. Cablevision Electronics paid approximately $92,000 for the assets, of which $10,000 was put into escrow pending resolution of the final calculation of the purchase price. As of September 30, 1998, approximately $612 remains in the escrow account. In addition, prior to closing, Cablevision Electronics provided approximately $8,000 for the Wiz to meet certain operating costs.

The acquisition was accounted for as a purchase with the operations of the stores being consolidated with the operations of the Company as of the date of acquisition. The excess of the purchase price over the net book value of assets acquired approximates $17,000 and will be allocated to the specific assets acquired when independent appraisals are obtained.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

Madison Square Garden

On June 17, 1998, the Company purchased 50% of ITT's remaining interest in Madison Square Garden, L.P. ("MSG") for $94,000 pursuant to ITT's exercise of its first put option.

Note 7. Dispositions

In 1998, the Company completed the sale of substantially all of the assets of U.S. Cable Television Group, L.P. ("U.S. Cable") for approximately $309,000 and the cable television systems in Rockford, Illinois and Paragould, Arkansas owned by A-R Cable Services, Inc. ("A-R Cable") for approximately $99,800 in cash. In addition, the Company completed the sale of cable television systems in Wellsville/Penn Yan, New York for approximately $11,500 and Windsor, New York and New Milford, Pennsylvania for approximately $4,800. The Company recognized a net gain of approximately $135,000 on the sale of these systems. In addition, the Company recognized a gain of approximately $17,700 as a result of the sale of an interest in a regional sports programming business.

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

Note 9. Net Assets Held for Sale

In 1998, A-R Cable entered into an agreement to sell its cable television systems in Bootheel, Missouri for approximately $5,000. In addition, in 1998, A-R Cable entered into an agreement to transfer its cable television system in Rensselaer, New York plus $16,000 in cash to Time Warner in exchange for Time Warner's Litchfield, Connecticut system. These transactions were consummated in the fourth quarter of 1998 and the Company expects to record gains as a result of these transactions.

For financial reporting purposes, the assets and liabilities attributable to the above transactions, as well as the assets and liabilities of the cable television systems serving Kalamazoo, Michigan

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

(see Note 5), have been classified in the condensed consolidated balance sheet as net assets held for sale.

The accompanying condensed consolidated statement of operations for the nine months ended September 30, 1998 includes net revenues aggregating approximately $25,054 and net income aggregating approximately $10,321 relating to the cable systems held for sale.

Note 10. Preferred Stock

In January 1998, the Company redeemed all of the outstanding 8% Series C Cumulative Preferred Stock ("Series C Preferred Stock") at a price calculated to be approximately $85.06 per share (including accrued dividends) in cash (approximately $9,400 in the aggregate for all outstanding shares).

Note 11. Recent Developments

On August 12, 1998, Cablevision Parent and a wholly owned subsidiary of Cablevision Parent entered into an Agreement and Plan of Merger with Clearview Cinema Group, Inc. ("Clearview") pursuant to which Cablevision Parent will acquire all of the outstanding shares of stock of Clearview for $24.25 per share, payable in a combination of cash and shares of Cablevision Parent's common stock. Cablevision Parent also entered into a stockholders agreement with certain stockholders of Clearview, holding in the aggregate a majority of the voting power of Clearview's stock, pursuant to which such stockholders agreed to vote their shares in favor of the merger. The purchase price, including assumption of debt but excluding cash on hand, is estimated at $160,000. The transaction is expected to be consummated in the fourth quarter of 1998.

The Company and Loews Cineplex Entertainment Corporation ("Loews") have entered into an agreement dated August 26, 1998 as amended October 12, 1998 (the "Initial Theaters Agreement") relating to the acquisition (the "Initial Loews Transaction") by the Company of Loews' interests in the real property and assets specifically related to or located at 12 movie theaters in New York City and one in northern New Jersey (the "Initial Loews Theaters"). Under the Initial Theaters Agreement, the Company will pay Loews $85,000 in cash for the Initial Loews Theaters. In addition, the Company has entered into a second agreement with Loews pursuant to which the Company has the right, subject to satisfactory completion of its due diligence investigation, to purchase up to an additional 10 movie theaters (the "Additional Loews Theaters") in the greater New York metropolitan area for approximately $6,700 in cash (the "Additional Loews Theaters Transaction"). In connection with the Additional Loews Theaters Transaction, Loews has granted the Company a right of first offer on an additional 21 movie theaters in the greater New York metropolitan area until the first anniversary of the closing of the

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

Initial Loews Transaction. The Initial Loews Transaction is expected to be completed later this year and the Additional Loews Theaters Transaction is expected to be completed contemporaneously therewith or shortly thereafter. The closings of both transactions are subject to customary closing conditions including the receipt of various consents and approvals.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                  (formerly Cablevision Systems Corporation)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains or incorporates by reference statements that constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward looking statements as a result of various factors. Factors that may cause such differences to occur include but are not limited to (i) the level of growth in the Company's revenues, (ii) subscriber demand, competition, the cost of programming and industry conditions, (iii) whether expenses of the Company continue to increase or increase at a rate faster than expected, (iv) whether any unconsummated transactions are consummated on the terms and at the times set forth (if at all), (v) new competitors entering the Company's franchise areas and (vi) other risks and uncertainties inherent in the cable television business. The information contained herein concerning year 2000 issues ("Y2K") constitutes forward looking information. The identification and remediation of Y2K issues is a technological effort that has never been undertaken before and estimates of the outcome, time and expense of this endeavor are, for that reason, particularly hard to make with any certainty. As a result, the Company's estimates may prove to be materially inaccurate. More specifically, the Company's forecasts may prove to be wrong for the reasons described below under the caption "Risks of the Company's Y2K Issues" as well as for the following reasons, among other: (i) the Company's forecasts are dependent upon the representations of third parties which may be inaccurate or mistaken; (ii) the nature of the Y2K issue is such that detection of all issues is difficult and cannot be assured and, as a result, problems may exist which have not been, and are not, identified in a timely manner; (iii) because of the lack of experience with problems of this nature and magnitude, it is difficult to estimate remediation costs with accuracy; (iv) remediation requires the efforts of third parties whose performance is beyond the control of the Company; and (v) because the Y2K issues are so widespread and because the number of third parties who can provide meaningful remediation services is limited, the Company may have difficulty obtaining the timely assistance of such third parties, particularly as such services are needed closer to January 1, 2000.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                  (formerly Cablevision Systems Corporation)

Results of Operations

The following table sets forth on an unaudited historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA

                                                         Nine Months Ended September 30,
                                            ----------------------------------------------------------
                                                         1998                           1997
                                            ---------------------------    ---------------------------      (Increase)
                                                                 % of                           % of        Decrease
                                            Amount             Revenues    Amount             Revenues    in Net Loss
                                            ------             --------    ------             --------    -----------
                                                                        (Dollars in thousands)
Revenues ................................   $ 2,043,600            100%    $ 1,314,995            100%    $   728,605

Operating expenses:
   Technical and operating ..............     1,033,302             51         568,259             43        (465,043)
   Selling, general &
     administrative .....................       595,123             29         347,405             26        (247,718)

   Depreciation and amortization ........       407,860             20         363,023             28         (44,837)
                                            -----------                    -----------                    -----------
Operating profit ........................         7,315             --          36,308              3         (28,993)
Other income (expense):
   Interest expense, net ................      (273,926)           (13)       (258,898)           (20)        (15,028)
   Share of affiliates' net loss                (19,324)            (1)        (32,243)            (2)         12,919
   Gain on  sale of  programming
     and cable interests ................       152,683              7              --             --         152,683
   Write off of deferred
     financing costs ....................        (4,717)            --         (13,710)            (1)          8,993
   Gain on redemption of
     subsidiary preferred stock .........            --             --         181,738             14        (181,738)
   Provision for preferential
     payment to related party ...........          (980)            --          (4,200)            --           3,220
   Minority interests ...................        25,435              1          14,145              1          11,290
   Miscellaneous, net ...................       (19,799)            (1)         (7,059)            (1)        (12,740)
                                            -----------                    -----------                    -----------
Net loss ................................   $  (133,313)            (7)    $   (83,919)            (6)    $   (49,394)
                                            ===========                    ===========                    ===========
OTHER OPERATING DATA:

Operating profit before
  depreciation and
  amortization(1) .......................   $   415,175                    $   399,331
Currently payable interest
  expense ...............................       287,810                        255,855
Net cash provided by operating
  activities(2) .........................       159,208                        239,021
Net cash used in investing
  activities(2) .........................      (113,999)                    (1,023,850)
Net cash provided by (used in)
  financing activities(2) ...............      (306,261)                       805,352

----------
(1) Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.
(2) See Item 1. - "Condensed Consolidated Statements of Cash Flows."

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                  (formerly Cablevision Systems Corporation)

STATEMENT OF OPERATIONS DATA

                                           Nine Months Ended September 30,
                                   --------------------------------------------------
                                           1998                        1997
                                   -----------------------    -----------------------     (Increase)
                                                    % of                       % of       Decrease
                                   Amount         Revenues    Amount         Revenues    in Net Loss
                                   ------         --------    ------         --------    -----------
                                                               (Dollars in thousands)
Revenues .......................   $ 697,866          100%    $ 517,930          100%    $ 179,936

Operating expenses:
  Technical and operating ......     354,249           51       227,829           44      (126,420)
  Selling, general &
    administrative .............     199,103           29       132,786           26       (66,317)

  Depreciation and amortization      139,219           20       140,442           27         1,223
                                   ---------                  ---------                  ---------
Operating profit ...............       5,295            1        16,873            3       (11,578)
Other income (expense):
   Interest expense, net .......     (89,524)         (13)     (105,941)         (20)       16,417
   Share of affiliates' net loss      (4,431)          (1)         (762)          --        (3,669)
   Gain on sale of programming
     and cable interests .......      11,195            2            --           --        11,195
   Write off of deferred
     financing costs ...........      (3,101)          --       (13,710)          (3)       10,609
   Gain on redemption of
     subsidiary preferred stock           --           --       181,738           35      (181,738)
   Provision for preferential
     payment to related party ..          --           --        (1,400)          --         1,400
   Minority interests ..........      16,339            2        10,317            2         6,022
   Miscellaneous, net ..........      (7,939)          (1)       (3,068)          (1)       (4,871)
                                   ---------                  ---------                  ---------
Net income (loss) ..............   $ (72,166)         (10)    $  84,047           16     $(156,213)
                                   =========                  =========                  =========
OTHER OPERATING DATA:

Operating profit before
  depreciation and
  amortization(1) ..............   $ 144,514                  $ 157,315
Currently payable interest
  expense ......................      94,126                    105,000
Net cash provided by operating
  activities ...................     179,797                    121,137
Net cash used in investing
  activities ...................    (128,646)                  (136,282)
Net cash provided by (used in)
  financing activities .........     (72,176)                    12,820

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

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                  (formerly Cablevision Systems Corporation)

1998 Acquisitions. In February 1998, the Company acquired substantially all of the assets associated with approximately 40 Nobody Beats The Wiz consumer electronics store locations. In June 1998, the Company purchased 50% of ITT's remaining interest in Madison Square Garden.

1998 Dispositions. In the nine months ended September 30, 1998, the Company completed the sale of substantially all of the assets of U.S. Cable and the sale of cable television systems in Rockford, Illinois; Paragould, Arkansas; Wellsville/Penn Yan, New York; Windsor, New York; and New Milford, Pennsylvania owned by A-R Cable. In addition, Rainbow Media completed the sale of an interest in a regional sports programming business.

1997 Acquisitions and Transactions. In April 1997, the Company exchanged 25% of its interest in Rainbow Media for NBC's interest in certain of Rainbow Media's programming entities. In June 1997, the Company redeemed a portion of ITT's interest in Madison Square Garden which increased Rainbow Media's interest in Madison Square Garden from 50% to 89.8%. In June 1997, the Company acquired from Warburg Pincus the equity interest that Warburg Pincus had in certain cable television systems in Massachusetts giving the Company full ownership of these systems. In July 1997, the Company acquired from Warburg Pincus the Series A Preferred Stock of A-R Cable which resulted in the consolidation of A-R Cable's operations from the date of the transaction. In December 1997, Rainbow Media completed certain transactions with Fox/Liberty Networks, LLC ("Fox/Liberty"). Also in December 1997, Madison Square Garden acquired all of the membership interests in Radio City Productions.

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

Revenues for the three and nine months ended September 30, 1998 increased $179.9 million (35%) and $728.6 million (55%), respectively, over the corresponding 1997 periods. Approximately $124.7 million (24%) and $567.8 million (43%) of the increases were attributable to the Net Acquisitions for the three and nine months ended September 30, 1998, respectively; approximately $18.0 million (3%) and $70.8 million (5%) resulted from higher revenue per subscriber; approximately $29.0 million (6%) and $66.4 million (5%) were attributable to increases in other revenue sources such as Rainbow Media's programming services, advertising and a developing commercial telephony business; and approximately $8.2 million (2%) and $23.6 million (2%) to internal growth in the average number of subscribers.

Technical and operating expenses increased $126.4 million (55%) and $465.0 million (82%), respectively, for the three and nine months ended September 30, 1998 compared to the same 1997 periods. Approximately $108.0 million (47%) and $407.0 million (72%) of the increase was a direct result of the Net Acquisitions for the three and nine months ended September 30,

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                  (formerly Cablevision Systems Corporation)

1998, respectively. The remaining $18.4 million (8%) and $58.0 million (10%) increases were attributable to increases in those costs directly associated with the internal growth in the average number of subscribers and revenues mentioned above. As a percentage of revenues, technical expenses increased 7% and 8%, respectively, for the three and nine months ended September 30, 1998 over the same periods in 1997.

Selling, general and administrative expenses increased $66.3 million (50%) and $247.7 million (71%), respectively, for the three and nine months ended September 30, 1998 when compared to the same 1997 periods. Approximately $44.0 million (33%) and $144.3 million (42%), respectively, of the increases for the three and nine months ended September 30, 1998 were related to the Net Acquisitions and $10.0 million (8%) and $53.9 million (16%), respectively, were due to charges related to an incentive stock plan. The remaining 9% and 14% increases resulted from higher administrative and customer service costs. Excluding the effects of the incentive stock plan, as a percentage of revenues such costs increased 2% and 1%, respectively, for the three and nine months ended September 30, 1998 compared to the same 1997 periods.

Operating profit before depreciation and amortization decreased $12.8 million (8%) for the three months ended September 30, 1998 and increased $15.8 million (4%) for the nine months ended September 30, 1998 over the same periods in 1997. The decrease in operating profit before depreciation and amortization for the three months ended September 30, 1998 consists of a decrease of $27.3 million (17%) attributable to the Net Acquisitions, partially offset by a $14.5 million (9%) increase resulting from the combined effect of the revenue and expense increases discussed above. The increase for the nine months ended September 30, 1998 of $15.8 million was comprised of a $16.5 million (4%) increase as a result of the Net Acquisitions, partially offset by a $.7 million decrease attributable to the combined effects of the revenue and expense increases discussed above. On a pro forma basis, giving effect to the Net Acquisitions as if they had occurred on January 1, 1997 and the exclusion of incentive stock plan charges, operating profit before depreciation and amortization would have increased 12.4% and 13.8%, respectively, for the three and nine months ended September 30, 1998 over the same periods in 1997. Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

Depreciation and amortization expenses decreased $1.2 million (1%) for the three months ended September 30, 1998 and increased $44.8 million (12%) for the nine months ended September 30, 1998 as compared to the same 1997 periods. The decrease for the three months ended September 30, 1998 compared to the comparable 1997 period consists of a $4.2 million (3%) decrease attributable to the Net Acquisitions and a $3.0 million (2%) increase resulting from depreciation on new plant assets, partially offset by a decrease in depreciation and amortization for certain assets held for sale and a decrease in amortization expense resulting from certain intangible assets becoming fully amortized in 1997. Approximately $36.3 million (10%) of the increase for the nine months ended September 30, 1998 compared to the same period in 1997

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                  (formerly Cablevision Systems Corporation)

was attributable to the Net Acquisitions. The remaining $8.5 million (2%) increase for the nine months ended September 30, 1998 resulted primarily from depreciation on new plant assets, partially offset by a decrease in depreciation and amortization for certain assets held for sale and a decrease in amortization expense resulting from certain intangible assets becoming fully amortized in 1997.

Net interest expense decreased $16.4 million (15%) for the three months ended September 30, 1998 and increased $15.0 million (6%) for the nine months ended September 30, 1998 over the comparable 1997 periods. The net decrease for the three months ended September 30, 1998 as compared to the same period in the prior year consists of a $26.9 million (25%) decrease attributable to the Net Acquisitions, partially offset by a $10.4 million (10%) increase as a result of higher outstanding debt balances. Approximately $43.3 million (17%) of the net increase for the nine months ended September 30, 1998 is due to higher outstanding debt balances, partially offset by a $28.3 million (11%) decrease in net interest expense attributable to the Net Acquisitions.

Share of affiliates' net loss increased to $4.4 million for the three months ended September 30, 1998 from $.8 million for the same 1997 period. For the nine months ended September 30, 1998, share of affiliates' net loss decreased to $19.3 million from $32.2 million for the same period in the prior year. For the three and nine months ended September 30, 1998, such amounts consisted of the Company's share of the net losses of certain programming businesses in which the Company has varying minority ownership interests. For the three months ended September 30, 1997, such amount consisted of the Company's share of net losses of certain programming businesses in which the Company has varying minority ownership interests. For the nine months ended September 30, 1997, such amount consisted of the Company's share of net losses of certain cable affiliates of $37.9 million and net profits of $5.7 million of certain programming businesses in which the Company has varying minority ownership interests.

Gain on sale of programming and cable interests for the three and nine months ended September 30, 1998 includes gains of approximately $11.2 million and $135.0 million, respectively, as a result of the sale of the assets of U.S. Cable and cable television systems in Rockford, Illinois, Paragould, Arkansas, Wellsville/Penn Yan, New York, Windsor, New York and New Milford, Pennsylvania. Additionally, the gain for the nine months ended September 30, 1998 includes approximately $17.7 million as a result of the sale of an interest in a regional sports programming business in the first quarter of 1998.

Gain on redemption of subsidiary preferred stock for the three and nine months ended September 30, 1997 represents the gain recognized upon the redemption of A-R Cable's Series A preferred stock of $181.7 million.

Provision for preferential payment to related party consists of the expensing of the proportionate amount due with respect to an annual payment made in connection with the acquisition of Cablevision of New York City ("CNYC") in 1992. Effective March 4, 1998, these preferential payments were terminated upon the retirement of Mr. Dolan's preferred interest.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                  (formerly Cablevision Systems Corporation)

Minority interest for the three and nine months ended September 30, 1998 represents Fox Liberty's 40% share of the net income (loss) of Regional Programming Partners, ITT's share of the net loss of Madison Square Garden, and NBC's 25% share of the net loss of Rainbow Media. For the comparable 1997 periods, the minority interest represented NBC's 25% share of the net income of American Movie Classics through March 31, 1997, NBC's 25% share of the net loss of Rainbow Media from the date of the NBC transaction, ITT's share of the net losses of Madison Square Garden and SportsChannel Associates (since the date of the transaction) and Liberty's share of the net income of SportsChannel Prism.

Net miscellaneous expense increased to $7.9 million and $19.8 million, respectively, for the three and nine months ended September 30, 1998 from $3.1 million and $7.1 for the same 1997 periods. Approximately $8.4 million and $14.8 million of the increase, respectively, for the three and nine months ended September 30, 1998 related to federal alternative minimum taxes and state income taxes. Remaining decreases of $3.5 million and $2.0 million, respectively, for the three and nine months ended September 30, 1998 reflect a reduction in various other miscellaneous items.

Liquidity and Capital Resources

For financing purposes, the Company is structured as a restricted group and an unrestricted group of subsidiaries.

The Restricted Group includes all of the Company's cable operations in and around the greater New York City metropolitan area, in and around the greater Cleveland, Ohio metropolitan area and in and around Boston, Massachusetts and the commercial telephony operations of the Company's subsidiary, Cablevision Lightpath, Inc. on Long Island, New York. At September 30, 1998, the Restricted Group encompassed approximately 2,534,000 cable television subscribers, including approximately 49,000 subscribers in systems held for sale.

The Unrestricted Group principally includes the Company's cable television operations other than those included in the Restricted Group. At September 30, 1998, the Unrestricted Group encompassed approximately 34,000 cable television subscribers ("Unrestricted Cable") of systems held for sale (see Note 9 - "Net Assets Held for Sale"). Other Unrestricted Group subsidiaries ("Unrestricted Other") include Rainbow Media, CSC Technology, Inc. (the Company's subsidiary engaged in research and development of new technology) and other companies engaged in certain development activities. Cablevision Electronics Investments, Inc. which acquired substantially all of the assets associated with approximately 40 Nobody Beats The Wiz consumer electronics store locations on February 9, 1998, is also included in the Unrestricted Group.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                  (formerly Cablevision Systems Corporation)

The following table presents selected unaudited historical results of operations and other financial and statistical information related to the captioned groups or entities as of and for the nine months ended September 30, 1998.

                                                              Other
                            Restricted    Unrestricted     Unrestricted      Total
                             Group            Cable        Subsidiaries     Company
                            ----------   --------------   --------------   ----------
                                         (Dollars in thousands)
Revenues                    $1,079,783   $       19,841   $      943,976   $2,043,600
                            ==========   ==============   ==============   ==========
Operating profit (loss)
  before depreciation and
  amortization              $  417,443   $        5,424   $      (7,692)      415,175
                            ==========   ==============   ==============   ==========
Currently payable
  interest expense          $  239,263   $        1,998   $       46,549   $  287,810
                            ==========   ==============   ==============   ==========

Total interest expense      $  243,268   $        1,998   $       48,610   $  293,876
                            ==========   ==============   ==============   ==========
Bank and other senior
  debt                      $  569,292   $           --   $      691,644   $1,260,936
                            ==========   ==============   ==============   ==========
Senior notes and
  debentures                $2,194,350               --               --   $2,194,350
                            ==========   ==============   ==============   ==========

Subordinated debt           $1,048,342   $           --   $           --   $1,048,342
                            ==========   ==============   ==============   ==========

Redeemable exchangeable
  preferred stock           $1,221,806   $           --   $           --   $1,221,806
                            ==========   ==============   ==============   ==========

Capital expenditures        $  300,863   $        3,120   $       66,570   $  370,553
                            ==========   ==============   ==============   ==========

Ending subscribers           2,534,335           33,520               --    2,567,855
                            ==========   ==============   ==============   ==========

Restricted Group

The Company believes that, for the Restricted Group, internally generated funds, together with funds available under the Restricted Group's Credit Agreement will be sufficient through 1999 to meet all known funding requirements.

On May 28, 1998, the Company and certain other subsidiaries of Cablevision Parent, closed on a new $2.8 billion credit facility. The $2.8 billion reducing revolver credit facility, maturing in March 2007, consists of a $1.4 billion CSC Holdings, Inc. credit facility, a $1.4 billion MFR credit facility of which $600 million is available, and an $800 million credit facility for certain unrestricted subsidiaries of Cablevision Parent acquired from TCI on March 4, 1998 ("TCI Systems"). While the $800 million TCI Systems credit facility is in place, only $600 million of the $1.4 billion MFR facility may be utilized.

On June 17, 1998, promissory notes totaling $151 million were redeemed with bank borrowings under the CSC Holdings, Inc. and MFR credit facilities.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                  (formerly Cablevision Systems Corporation)

On July 21, 1998, the Company issued $500 million face amount of 7 1/4% Senior Notes due 2008 and $500 million face amount of 7 5/8% Senior Debentures due 2018. The net proceeds of $985 million were used to repay outstanding borrowings under the Company's credit facility.

On July 27, 1998, the Company reduced the CSC Holdings, Inc. credit facility by $400 million to $1.0 billion, and the MFR credit facility by $200 million to $1.2 billion, which includes a reduction of the TCI credit facility by $100 million to $700 million. On October 16, 1998, taking into account the commitment reduction, the Restricted Group had total usage under its existing $1.5 billion Credit Agreement (including the MFR credit facility) of $580 million and letters of credit of $60.8 million issued on behalf of the Company. Unrestricted and undrawn funds available to the Restricted Group amounted to approximately $859.2 million as of October 16, 1998. The Credit Agreement contains certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the Restricted Group to maintain certain financial ratios and restricting the permitted uses of borrowed funds. As of October 16, 1998, the Company had entered into interest exchange (swap) agreements with several of its banks on a notional amount of $225 million, on which the Company pays a fixed rate of interest and receives a variable rate of interest for specified periods, with an average maturity of 1.3 years. The average effective annual interest rate on all Restricted Group bank debt outstanding as of October 16, 1998 was approximately 6.7%.

Rainbow Media

Rainbow Media has a $300 million non-amortizing revolving credit facility maturing on December 31, 2000 of which $40 million is restricted for specific purposes. Of the $260 million balance of the facility, a further $180 million is restricted to provide for repayment of a like amount of inter-company borrowings as described below. Direct borrowings as of October 16, 1998 amounted to $34 million leaving a balance of $46 million available to Rainbow Media under the credit facility as of that date.

American Movie Classics has a $100 million reducing revolving credit facility and a $132 million amortizing term loan in place. Both loans will mature on March 31, 2004. The amount of the available commitment under the revolver will not begin to step down until 2002. As of October 16, 1998, American Movie Classics had outstanding borrowings of $198 million, leaving unrestricted funds available of $34 million.

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

In June 1998, Regional Programming Partners ("RPP"), a partnership which is 60% owned by Rainbow Media and 40% owned by Fox/Liberty, made an inter-company loan to Rainbow Media

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                  (formerly Cablevision Systems Corporation)

of $180 million, which Rainbow Media used to repay bank debt. RPP funded this loan from cash on hand. The inter-company loan is a four year demand note maturing March 31, 2002, which requires quarterly interest payments at LIBOR plus 7/8% per annum, is subordinated to Rainbow Media's bank debt and requires that Rainbow Media maintain sufficient availability under its revolving credit to permit the repayment in full to RPP if RPP requires the funds for its own operating needs.

In June 1998, RPP utilized $94 million to redeem 50% of ITT's remaining interest in Madison Square Garden, L.P. ("MSG").

As of October 16, 1998, RPP had cash on hand of $136 million.

The Company believes that for Rainbow Media, internally generated funds, together with funds available under its existing credit agreement will be sufficient through 1999 to meet its known funding requirements.

The Company believes that for American Movie Classics, internally generated funds, together with the funds available under its credit agreement will be sufficient to meet its debt service and capital expenditure requirements through 1999.

Madison Square Garden

MSG has a $500 million revolving credit facility maturing on December 31, 2004 (the "MSG Credit Facility").

As of October 16, 1998, outstanding debt under the MSG Credit Facility was $310 million. In addition, MSG had outstanding letters of credit of $4 million resulting in unrestricted and undrawn funds available amounting to $186 million. The MSG Credit Facility contains certain financial covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring MSG to maintain certain financial ratios. The Company believes that for MSG, internally generated funds, together with funds available under its existing credit agreement will be sufficient to meet its debt service requirements and to fund capital expenditures through 1999.

Garden Programming, LLC, an unrestricted subsidiary of MSG, has a $20 million term loan maturing on July 11, 2002. Garden Programming, LLC has in turn made a $40 million loan to a related entity, maturing on November 1, 2011.

Cablevision Electronics Investments, Inc.

On February 9, 1998, Cablevision Electronics completed the acquisition of certain assets of the Wiz. The purchase price and expenses were funded through a $50 million equity contribution (not including $8 million in pre-acquisition funding from the Company) and approximately $45 million in borrowings under the new $110 million Cablevision Electronics stand alone credit facility. Under the terms of the credit facility, the total amount of borrowings available to Cablevision

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                  (formerly Cablevision Systems Corporation)

Electronics is subject to an availability calculation based on a percentage of eligible inventory. On October 16, 1998, usage under the $110 million credit facility was $78.9 million with $16.9 million available thereunder, based on the level of inventory as of that date. Cablevision Electronics has received additional equity contributions from the Company of $29 million through September 30, 1998, bringing the total amount of equity contributed to $87 million. In addition, Cablevision Electronics has received other financial support of approximately $34.8 million, through October 16, 1998, in the form of letters of credit and guarantees, in respect of Cablevision Electronics' inventory purchases. The Company believes that Cablevision Electronics will require additional financial support in respect of planned increases in inventory purchases and other requirements through 1999.

Operating Activities

Cash provided by operating activities amounted to $159.2 million for the nine months ended September 30, 1998 compared to $239.0 million for the nine months ended September 30, 1997. The 1998 cash provided by operating activities consisted primarily of depreciation and amortization of $407.9 million, a net increase in cash resulting from changes in assets and liabilities of $33.8 million, and other non-cash items of $3.5 million, offset by a net loss of $133.3 million and the gain on the sale of programming and cable interests of $152.7 million.

Cash provided by operating activities amounted to $239.0 million for the nine months ended September 30, 1997 which consisted primarily of depreciation and amortization of $363.0 million, other non-cash items of $41.5 million and a net increase in cash resulting from changes in assets and liabilities of $100.1 million, partially offset by a net loss of $83.9 million and the gain on the redemption of subsidiary preferred stock of $181.7 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 1998 was $114.0 million compared to $1,023.9 million for the nine months ended September 30, 1997. The 1998 investing activities consisted of $370.6 million of capital expenditures, $154.4 million of payments for acquisitions, and other net cash payments of $26.5 million, partially offset by net proceeds of $437.5 million from the sale of programming and cable interests.

Net cash used in investing activities for the nine months ended September 30, 1997 was $1,023.9 million. The 1997 investing activities consisted primarily of $316.2 million of capital expenditures, $533.9 million of payments for acquisitions, and a $174.8 million increase in investment in affiliates, partially offset by other items of $1.0 million.

Financing Activities

Cash used in financing activities amounted to $306.3 million for the nine months ended September 30, 1998 compared to net cash provided by financing activities of $805.4 million for the nine months ended September 30, 1997. In 1998, the Company's financing activities consisted primarily of the net repayment of bank debt, subordinated notes payable and senior

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                  (formerly Cablevision Systems Corporation)

debt of $1,350.0 million, the repayment of an obligation to a related party of $197.2 million, the payment of dividends applicable to preferred stock of $22.0 million, the redemption of preferred stock of $9.4 million, and other net cash payments aggregating $23.8 million, partially offset by $1,296.1 million derived from the issuance of senior notes and debentures.

In 1997, the Company's financing activities consisted of the net proceeds from bank debt of $874.1 million and the net proceeds of $398.5 million from the issuance of senior debentures, partially offset by the redemption of senior subordinated debt of $283.4 million, $112.3 million used for the redemption of preferred stock, additions to deferred financing and other costs of $43.8 million, payments of dividends applicable to preferred stock of $22.9 million and other net cash payments aggregating $4.8 million.

Year 2000

The year 2000 issue ("Y2K") refers to the inability of certain computerized systems and technologies to recognize and/or correctly process dates beyond December 31, 1999. As a result of these issues, the potential exists for computer system failure or miscalculations by computer programs, which could cause disruption of the Company's operations.

The Company recognizes the need to ensure that any disruption of its operations resulting from the Y2K issue is minimized. Accordingly, the Company has developed a plan to identify and address Y2K issues. The Company has retained an independent "big five" consulting firm to assist in the development and implementation of this plan.

Pursuant to the Y2K plan, each of the Company's business units has designated a team, consisting of a Y2K coordinator and a member of the consulting firm, which is responsible for the Y2K compliance of the systems used by that business unit. The efforts of each of these business unit teams is coordinated through, and directed by, a Central Program Management Office (the "CPMO"), consisting of representatives of the Company's information systems, internal audit, controllers, legal and finance departments. The CPMO operates under the direction of the Company's Chief Information Officer, Mr. Thomas Dolan. Y2K issues that cross business unit lines and cannot be resolved between the CPMO and the business unit teams, are referred to an Operations Steering Committee (the "Steering Committee") consisting of the most senior officers of each of the Company's principal business units. The Steering Committee will meet periodically to review the progress of the Company's Y2K compliance efforts. The Board of Directors has designated a committee of the Board consisting of Messrs. James Dolan, Thomas Dolan, Leo Hindery and Richard Hochman, to monitor the Company's progress and report to the full Board.

Y2K Program - Phases

The Company has developed a six phase program to assess and address the Y2K issue. These phases consist of the following:

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                  (formerly Cablevision Systems Corporation)

Phase 1 - Awareness - The Company maintains an ongoing program of communications with its management and employee base to ensure that all employees are aware of the Y2K issue and the importance of the Company's efforts to address the issue. This is accomplished, among other means, through the distribution of memoranda, the establishment and maintenance of an intranet web site, and meetings and seminars.

Phase 2 - Inventory and Assessment - This phase consisted of the Company's efforts to identify all of the information technology ("IT") and non-IT systems used in each area of its businesses. Each identified system has been assessed for its criticality to the Company's businesses and assigned a criticality rating on a five point scale consisting of (1) "Critical" (required for continued operation); (2) "High" (major business impact); (3) "Medium" (significant business impact); (4) "Low" (minor business impact); and (5) "Minimal" (insignificant or no business impact). Additionally, during this phase the Company contacted the vendors of each of its systems to determine which systems are Y2K compliant or non-compliant. Based upon its phase two review, which was substantially completed during the third fiscal quarter of 1998, the Company believes that approximately 35% of its IT and non-IT systems may be non-compliant and that approximately 65% of these non-compliant systems are of a criticality rating of (3) "Medium" (significant business impact) or above.

Phase 3 - Strategy and Planning - During this phase the Company is (a) developing a testing plan for all compliant systems, and (b) developing a strategy for remediating and testing non-compliant systems. Remediation strategies may range from software upgrades to replacement, discontinuance or bypass of non-compliant systems. As of October 31, 1998, the Company had substantially completed the strategy and planning stage for all of its systems with a criticality rating of 1 or 2 and is currently in the process of its phase three efforts for its systems with a criticality rating of 3 or 4.

Phase 4 - Portfolio Transformation/Remediation - During this phase the Company will execute the remediation strategies for non-compliant systems as identified during phase three. The Company is now beginning the remediation of certain of the most critical non-compliant systems.

Phase 5 - Testing - During this phase, the Company will test all of its compliant systems (of Level 4 or above), and, in conjunction with its phase four remediation efforts, its non-compliant systems. The testing of certain of the Company's most critical compliant systems has recently begun.

Phase 6 - Implementation - During this phase, all of the Company's remediated and tested systems will be redeployed.

The completion of phases across the Company's businesses is not expected to occur sequentially. As the Company will focus initially on its most critical systems, it is likely that a number of critical systems will be in phases four and five, while less critical systems are in phase three. It is the Company's goal that all IT and non-IT systems with a criticality rating of 1, 2, 3 and 4 will be tested and implemented by the end of the third fiscal quarter of 1999. There can be no assurance that the Company will be successful in achieving this goal.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                  (formerly Cablevision Systems Corporation)

Costs of Compliance - Because the Company is still in the process of analyzing its strategy and remediation planning for non-compliant items, and has not completed testing of compliant or non-compliant systems, it is not possible to predict with certainty the costs that will be incurred in connection with the Y2K program. Further, in many cases, the Company planned to replace or upgrade certain non-compliant systems irrespective of Y2K compliance issues. In such cases the portion of such expenditure attributable to Y2K issues is often not reasonably determinable. Based on its review to date, the Company believes that the costs associated with its Y2K program, including costs of replacing or upgrading non-compliant systems that were not already scheduled to be replaced or upgraded, accelerating programs that were already contemplated specifically for the purpose of addressing Y2K issues, and including both internal and external resources, may range between $40 to $60 million for its existing businesses. This estimate includes amounts for the Company's telecommunications systems, including cable, modem and telephone, for Rainbow Media's programming operations, for Madison Square Garden including the arena, its professional sports teams, its cable television networks, and for Radio City Entertainment, for the Wiz and for corporate and company-wide needs. Costs incurred to date have not been material to the operations of the Company. There can be no assurance that actual expenditures will not deviate from these estimates and that the amount of such deviation will not be material. Such expenditures are expected to be funded from cash flow from operations and borrowings. See "Liquidity and Capital Resources".

Risks of the Company's Y2K Issues -Many of the IT and non-IT systems that are necessary for the continued operation of the Company's businesses are dependent upon components that may not be Y2K compliant. While the Company's Y2K compliance program is designed to identify and remediate these systems in order to avoid interruption of its operations, there can be no assurance that it will be able to identify all noncompliant systems or successfully remediate all those that are identified. Failure of IT or non-IT systems that are necessary for the operation of the Company's businesses, including, without limitation, its billing systems, addressable controller and converter systems, purchasing, finance and inventory systems, marketing databases and point of sale systems, could have a material adverse effect on the Company.

The Company is dependent upon third-party products and services, such as utility services and programming uplinks, for the operation of its businesses. While, as part of the Inventory and Assessment phase of its Y2K program, the Company has contacted third party product and service providers to ascertain whether Y2K compliance issues may exist, it has in many cases not received assurances from such suppliers. Moreover, in most cases the Company does not have the ability to verify any assurances it does receive from third party suppliers. If critical IT or non-IT systems used by such third party suppliers fail as a result of a Y2K compliance issue, and as a result of such failure the ability of such supplier to continue to provide such product or service to the Company is interrupted, the Company's ability to continue to provide services to its customers may be interrupted. Such an interruption could have a material adverse effect on the Company. The Company intends to consider contingency plans to address those risks, although no such plans have yet been identified, and there can be no assurance that any such plan would resolve such problems in a satisfactory manner. In addition to the risks associated with failure of IT Systems due to Y2K problems, the failure of non-IT systems would pose significant risks to

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                  (formerly Cablevision Systems Corporation)

the Company. For example, the Company and its subsidiaries operate facilities for both employees and the public. Failure of the non-IT systems at such facilities could result in health and safety risks that could lead to the closure or unavailability of such facilities. This could result in lost revenues to the Company and the risk of actions against the Company if the businesses of others are disrupted. Also, the failure of such non-IT systems could result in injury to individuals which could expose the Company to actions on, by, or on behalf of such individuals.

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

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits.

            The index to exhibits is on page 58.

      (b) The Company filed a Current Report on Form 8-K with the Commission on February 5, 1998, March 4, 1998, March 19, 1998, July 6, 1998 and
            July 21, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                          CABLEVISION SYSTEMS CORPORATION
                                          CSC HOLDINGS, INC.

Date: November 16, 1998                       /s/ William J. Bell
                                              ----------------------------------
                                          By: William J. Bell, as Vice Chairman,
                                              Director and Principal Financial
                                              Officer of Cablevision Systems
                                              Corporation and CSC Holdings, Inc.


Date: November 16, 1998                       /s/ Andrew B. Rosengard
                                              ----------------------------------
                                          By: Andrew B. Rosengard, as Executive
                                              Vice President, Financial Planning
                                              and Controller and Principal
                                              Accounting Officer of Cablevision
                                              Systems Corporation and CSC
                                              Holdings, Inc.

                                INDEX TO EXHIBITS

EXHIBIT                                                                     PAGE
  NO.                               DESCRIPTION                             NO.
-------                             -----------                             ----

27    Financial Data Schedule - Cablevision Systems Corporation and
      Subsidiaries

27.1  Financial Data Schedule - CSC Holdings, Inc. and Subsidiaries