Form 10-K
period 1998-12-31
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS INC
filed 1999-03-31
CIK 1053112, 784681

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the

                       fiscal year ended December 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        For the transition period from to

Commission File       Registrant; State of Incorporation;    IRS Employer
Number                Address and Telephone Number           Identification No.
------                ----------------------------           ------------------

1-14764               Cablevision Systems Corporation        11-3415180
                      (formerly CSC Parent Corporation)
                      Delaware
                      1111 Stewart Avenue
                      Bethpage, NY  11714
                      (516) 803-2300

1-9046                CSC Holdings, Inc. (formerly           11-2776686
                      Cablevision Systems Corporation)
                      Delaware
                      1111 Stewart Avenue
                      Bethpage, NY  11714
                      (516) 803-2300

Securities registered pursuant to
Section 12(b) of the Act:                           Name of each Exchange
Title of each class:                                on which Registered:

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

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Aggregate market value of voting stock held by nonaffiliates of Cablevision Systems Corporation based on the closing price at which such stock was sold on the American Stock Exchange on March 19, 1999: $7,673,577,320.

Number of shares of common stock outstanding as of March 19, 1999:

         Cablevision Systems Corporation     Class A Common Stock - 108,547,404
         Cablevision Systems Corporation     Class B Common Stock -  43,126,836
         CSC Holdings, Inc.                  Common Stock - 1,000

Documents incorporated by reference - The Registrants intend to file with the Securities and Exchange Commission, not later than 120 days after the close of their fiscal year, a definitive proxy statement or an amendment to this report containing the information required to be disclosed under Part III of Form 10-K under cover of Form 10-K/A.

                                TABLE OF CONTENTS

                                                                           Page
Part I
           Item   1.   Business.                                              1

                  2.   Properties.                                           26

                  3.   Legal Proceedings.                                    27

                  4.   Submission of Matters to a Vote of
                       Security Holders.                                     27

Part II
                  5.   Market for the Registrants' Common Equity
                       and Related Stockholder Matters.                      28

                  6.   Selected Financial Data.                              30

                  7.   Management's Discussion and Analysis of
                       Financial Condition and Results of Operations.        34

                  8.   Consolidated Financial Statements.                    69

                  9.   Changes in and Disagreements with Accountants
                       on Accounting and Financial Disclosure.              146

Part III*
                  10.  Directors and Executive Officers of the
                       Registrant.                                            *

                  11.  Executive Compensation.                                *

                  12.  Security Ownership of Certain Beneficial
                       Owners and Management.                                 *

                  13.  Certain Relationships and Related
                       Transactions.                                          *

Part IV
                  14.  Exhibits, Financial Statement Schedules,
                       and Reports on Form 8-K.                             146

    * These items are omitted because the registrant intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement or an amendment to this report containing the information required to be disclosed under
       Part III of Form 10-K under cover of Form 10-K/A.

                                     PART I

Item 1. Business

This combined Annual Report on Form 10-K is separately filed by CSC Holdings, Inc. ("CSC Holdings") and Cablevision Systems Corporation ("Cablevision Parent" or the "Company").

Cablevision Parent

Cablevision Parent is a Delaware corporation which was organized in 1997. Cablevision Parent's only assets are all of the common stock of CSC Holdings, all of the ownership interests in the entities that own certain cable television systems acquired from Tele-Communications, Inc. in 1998 (the "TCI Systems") and which served 843,000 subscribers at December 31, 1998, and a minority interest in Cablevision Cinemas, LLC, which owns the Company's motion picture theater assets. References herein to the "Systems" refer to the cable television systems owned by CSC Holdings, and, from and after March 4, 1998, such systems and the TCI Systems.

CSC Holdings

CSC Holdings is a Delaware corporation which was organized in 1985 and owns and operates cable television systems in 6 states with approximately 2,569,000 subscribers at December 31, 1998. Through Rainbow Media Holdings, Inc. ("Rainbow Media"), a company owned 75% by CSC Holdings and 25% by NBC Cable Holding, Inc. ("NBC Cable"), a subsidiary of National Broadcasting Company, Inc. ("NBC"), CSC Holdings owns interests in and manages numerous national and regional programming networks, the Madison Square Garden sports and entertainment business and cable television advertising sales companies. CSC Holdings, through Cablevision Lightpath, Inc. ("Lightpath"), a wholly-owned subsidiary of CSC Holdings, provides switched telephone service. CSC Holdings also owns Cablevision Electronics Investments, Inc., doing business as The Wiz, an electronics retailer operating 40 retail locations in the New York Metropolitan area and a majority interest in Cablevision Cinemas, LLC which owns motion picture theaters containing a total of 283 screens in the New York Metropolitan area.

The Holding Company Reorganization and TCI Transactions

Until March 4, 1998, CSC Holdings was known as Cablevision Systems Corporation. On that date, CSC Holdings completed a reorganization whereby it formed a holding company (now named Cablevision Systems Corporation) and CSC Holdings became a subsidiary of Cablevision Systems Corporation. This transaction is referred to herein as the "Reorganization".

Prior to the Reorganization, CSC Holdings had two outstanding classes of common stock. Its Class A Common Stock was publicly traded on the American Stock Exchange (the "ASE") and its Class B Common Stock was privately held. In the Reorganization, the Class A Common Stock and Class B Common Stock of CSC Holdings were converted into identical securities of Cablevision Parent


                                      (1)
and the Class A Common Stock of Cablevision Parent became listed on the ASE and trades under the symbol "CVC". Cablevision Parent owns all of the common stock of CSC Holdings.

CSC Holdings' outstanding preferred stock was unaffected by the Reorganization except that CSC Holdings' 8-1/2% Series I Cumulative Convertible Exchangeable Preferred Stock is now convertible into Cablevision Parent's Class A Common Stock rather than CSC Holdings' Class A Common Stock. The Series I Preferred Stock continues to be listed on the ASE and to trade under the symbol "CVCp". The outstanding debt of CSC Holdings was not affected by the Reorganization.

In connection with the Reorganization, Tele-Communications, Inc. ("TCI") caused to be contributed to Cablevision Parent, and Cablevision Parent acquired the TCI Systems. These systems, which are located in New Jersey, on Long Island and in New York's Rockland and Westchester counties, served approximately 833,000 cable subscribers as of the contribution date. In consideration for those cable television systems, Cablevision Parent issued to certain TCI entities shares of Cablevision Parent Class A Common Stock representing approximately 32.3% of the outstanding common stock of Cablevision Parent and assumed certain liabilities related to such systems. See "Cable Television Operations - TCI Transactions" below for a discussion of these transactions.

Stock Splits

On March 4, 1998, Cablevision Parent's Board of Directors declared a two-for-one stock split in the form of a stock dividend on the outstanding Class A Common Stock and Class B Common Stock of Cablevision Parent. The dividend was paid on March 30, 1998 to stockholders of record on March 19, 1998. Additionally, on July 22, 1998, Cablevision Parent's Board of Directors declared a two-for-one stock split to be effected as a special stock distribution of one share of Class A Common Stock for each share of Class A Common Stock issued and outstanding as of August 10, 1998 and one share of Class B Common Stock for each share of Class B Common Stock issued and outstanding as of August 10, 1998. The stock dividend was paid on August 21, 1998 to stockholders of record on August 10, 1998. All share and per share amounts of Cablevision Parent and CSC Holdings in this Form 10-K have been restated to reflect the stock splits.

Cable Television Operations

General

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


                                      (2)

The Company's cable television systems offer varying levels of service which may include, among other programming, local broadcast network affiliates and independent television stations, satellite-delivered "superstations", certain other news, information and entertainment channels such as CNN, CNBC, ESPN, and MTV, and certain premium services such as HBO, Showtime, The Movie Channel, Starz and Cinemax.

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

As of December 31, 1998, the Company's consolidated cable television systems served approximately 3,412,000 subscribers, primarily in the greater New York, Boston and Cleveland metropolitan areas.

The following table sets forth certain statistical data regarding the Company's cable television operations.

                                                                  As of December 31,
                                                   -----------------------------------------------
                                                         1998             1997             1996
                                                   -----------------------------------------------
Homes passed by cable (1) ......................       5,115,000        4,398,000        3,858,000
Basic service subscribers ......................       3,412,000        2,844,000        2,445,000
Basic service subscribers as a percentage of
    homes passed ...............................            66.7%            64.7%            63.4%
Number of premium television units .............       5,137,000        4,183,000        3,862,000
Average number of premium units per basic
    subscriber at period end ...................             1.5              1.5              1.6
Average monthly revenue per basic subscriber (2)   $       42.56    $       38.53    $       36.71

----------
(1) Homes passed is based upon homes actually marketed and does not include multiple dwelling units passed by the cable plant that are not connected to it.
(2) Based on recurring service revenues for the last month of the period, excluding installation charges and certain other non-recurring revenues such as pay-per-view, advertising and home shopping revenues. See "Subscriber Rates and Services; Marketing and Sales."

The Company's consolidated cable television systems are concentrated in the New York City greater metropolitan area (79% of the Company's total subscribers as of December 31, 1998), the Boston and suburban Massachusetts areas (10% of total subscribers as of December 31, 1998) and the greater Cleveland metropolitan area (9% of total subscribers as of December 31, 1998). The Company believes that its cable systems on Long Island comprise the largest group of contiguous cable television systems under common ownership in the United States (measured by number of subscribers).

Cable Television System Sales

Since early 1997, the Company has aggressively pursued a plan to dispose of certain nonstrategic cable television systems. The Company has completed the sale or transfer of cable television


                                      (3)
systems in Alabama, Florida, Illinois, Kentucky, Maine, Missouri, New York, North Carolina, Ohio and neighboring states, representing approximately 440,000 subscribers for an aggregate sales price of $514.7 million in cash.

In addition, in October 1998, the Company transferred its cable television system in Rensselaer, New York (which served approximately 29,600 subscribers at September 30, 1998), plus approximately $16 million in cash to Time Warner Entertainment Company, L.P. in exchange for Time Warner's Litchfield, Connecticut system (which served approximately 28,400 subscribers at date of transfer).

TCI Transactions

On March 4, 1998, Cablevision Parent completed transactions with TCI ("TCI Transactions") pursuant to which Cablevision Parent acquired certain cable television systems owned and operated by TCI and located in New Jersey, on Long Island and in New York's Rockland and Westchester counties. Cablevision Parent issued to certain TCI entities (the "TCI Transferors") an aggregate of 48,942,172 shares (adjusted for the two-for-one stock splits) of Cablevision Parent's Class A Common Stock (See "The Holding Company Reorganization and TCI Transactions"). In addition, Cablevision Parent assumed certain related liabilities, including an aggregate amount of indebtedness for borrowed money equal to $669 million (the "Assumed Debt"). The Assumed Debt was refinanced immediately following the closing of the transactions with borrowings under a new $800 million bridge revolving credit facility (the "Bridge Credit Agreement") entered into by wholly-owned subsidiaries of Cablevision Parent acquired from TCI or that hold assets contributed by TCI (the "Contributed Business Subsidiaries") with a group of banks led by Toronto Dominion (Texas), Inc., as administrative and arranging agent. The Contributed Business Subsidiaries are wholly-owned (directly or indirectly) by Cablevision Parent. CSC Holdings has no ownership interest in the Contributed Business Subsidiaries and has not guaranteed any of their debt or other obligations. See "Management Discussion and Analysis - Liquidity and Capital Resources."

Contemporaneous with the Reorganization, CSC Holdings acquired the remaining 1% interest in Cablevision of New York City, L.P. of Mr. Charles F. Dolan ("Mr. Dolan") and satisfied certain payment obligations for a cash payment of approximately $194 million. This transaction was effected pursuant to the provisions of agreements entered into in 1992, as amended in 1997 to delay the exercise date to coincide with the consummation of the Reorganization and related transactions.

In connection with securing certain regulatory approvals for the transaction, the Company agreed to divest certain cable television system assets of the Contributed Business Subsidiaries that are located in Paramus and Hillsdale, New Jersey. These systems (which served approximately 5,300 subscribers at November 30, 1998) were sold in December 1998.

On January 27, 1998, CSC Holdings, Cablevision Parent and a subsidiary of TCI entered into a non-binding letter of intent for Cablevision Parent to acquire TCI's cable television systems (the "TCI Connecticut Systems") in and around Hartford, Vernon, Branford and Lakeville, Connecticut serving approximately 244,000 subscribers at December 31, 1998, based on information supplied by TCI. In consideration for the TCI Connecticut Systems, which have been valued by the parties at $380 million, Cablevision Parent would:


                                      (4)

(i) transfer to TCI cable television systems serving Kalamazoo, Michigan (which served approximately 49,000 subscribers as of December 31, 1998 and which have been valued by the parties at $75 million),
(ii) transfer to TCI other cable television systems to be identified by TCI and purchased with approximately $25 million of funds provided by Cablevision Parent,
(iii) issue shares of Cablevision Parent Class A Common Stock (based on a $28.90 per share valuation), and
(vi) assume certain indebtedness relating to the TCI Connecticut Systems, which is anticipated to total approximately $110 million.

No definitive documentation has been executed with respect to these transactions and there can be no assurance that such documentation will be executed or that these transactions will be consummated on the above terms or at all.

The agreement effecting the TCI Transactions (the "Contribution Agreement") permits Cablevision Parent to combine the cable operations of CSC Holdings and the Contributed Business Subsidiaries. Following such a combination, Cablevision Parent would be permitted to establish Rainbow Media as a separate subsidiary of Cablevision Parent. The Company anticipates that the Contributed Business Subsidiaries will be contributed to CSC Holdings by April 4, 1999. No final decision has been made as to whether such combination of the Contributed Business Subsidiaries and CSC Holdings' cable television systems and the Rainbow Media separation would be effected without a favorable tax ruling from the Internal Revenue Service, and there can be no assurances that such a ruling will be obtained. If the Company effects these transactions, Rainbow Media and its subsidiaries would be subsidiaries of Cablevision Parent and would no longer be subsidiaries of CSC Holdings. Combination of the Contributed Business Subsidiaries and CSC Holdings' cable television systems and any full or partial separation of Rainbow Media from CSC Holdings is also dependent upon compliance with the Company's debt covenants and upon the receipt of regulatory and other approvals.

In connection with the TCI Transactions, Cablevision Parent, TCI and certain holders of Cablevision Parent Class B Common Stock (the "Class B Stockholders') entered into a Stockholders Agreement (the "Stockholders Agreement") providing, among other things, for:

(i) limits on TCI's ability to buy more than an additional 10% of the Cablevision Parent Class A Common Stock beyond that issued to TCI in the TCI Transactions,
(ii) limitations on TCI's ability to transfer Cablevision Parent Class A Common Stock to any person who after such transfer would beneficially own 10% or more of the outstanding Cablevision Parent Class A Common Stock or 5% or more of all outstanding Cablevision Parent Common Stock, except for transfers of all of TCI's Cablevision Parent Class A Common Stock to a single purchaser who agrees to become a party to the Stockholders Agreement, transfers to certain TCI subsidiaries and transfers in connection with a bona fide pledge to secure a borrowing,
(iii) consultation rights among Cablevision Parent, TCI and the Class B Stockholders regarding sales of Cablevision Parent as a whole or significant Cablevision Parent assets, sales of Cablevision Parent Class A Common Stock owned by TCI and sales of Cablevision Parent Class B Common Stock owned by the Class B Stockholders,


                                      (5)

(iv) certain tag-along and drag-along rights between TCI and the Class B Stockholders,
(v) preemptive rights for TCI on new issuances of Cablevision Parent Common Stock so that TCI may maintain ownership of 33% of the outstanding Cablevision Parent Common Stock, with certain limited exceptions,
(vi) TCI's right to designate two Class B directors to Cablevision Parent's Board of Directors,
(vii) the right of TCI director designees to membership on a Cablevision Parent board committee to approve certain transactions with Class B Stockholders and their family members that will give such designees a veto over such transactions,
(viii)TCI's agreement to vote in proportion with the public Cablevision Parent Class A Common Stockholders for the election of the 25% of Cablevision Parent directors which the Cablevision Parent Class A Common Stock is entitled to elect,
(ix) Cablevision Parent's agreement not to effect acquisition transactions that would cause the debt to cash flow ratio of Cablevision Parent (calculated as described in the Stockholders Agreement) to exceed a specified ratio (initially 8.0 to 1, and declining to 7.5 to 1 after December 31, 1999), and
(x) registration rights under the Securities Act for shares of Cablevision Parent Class A Common Stock owned by TCI.

On March 9, 1999, TCI merged with a subsidiary of AT&T Corp. and became a wholly-owned subsidiary of AT&T Corp.

The following charts summarize the corporate organization structure of Cablevision Parent and CSC Holdings immediately following the TCI Transactions and after giving effect to the combination of the Contributed Business Subsidiaries with CSC Holdings and the Rainbow Media separation. No final decision has been made as to whether a combination of the Contributed Business subsidiaries and CSC Holdings' cable television systems and the Rainbow Media separation will be effected.


                                      (6)

                                  MANUAL INSERT

Chart depicting:

 Company Structure Immediately following Completion of the TCI Transactions and
                  Prior to Other Possible Related Transactions

Chart depicting:

            Company Structure Following Completion of Other Possible
                              Related Transactions


                                      (7)

Subscriber Rates and Services; Marketing and Sales.

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

In certain areas with sufficient system capacity, the Company has a branded product offering called "OptimumTV". OptimumTV, which includes a minimum of 77 analog channels, offers the basic and Family packages noted above, as well as premium services, and a group of three packages containing premium networks and ad-supported news, information and entertainment channels. Depending upon the market, OptimumTV offers customers anywhere from 20 to 30 additional cable channels, including additional pay-per-view channels that offer movies and sporting events on a transactional basis.

In other areas, the Company offers premium services on an individual basis and as components of different "tiers". Successive tiers include additional premium services for additional charges that reflect discounts from the charges for such services if purchased individually. For example, in most of the Company's cable systems, subscribers may elect to purchase Family Cable plus one, two or three premium services with declining incremental costs for each successive tier. In addition, many systems offer a "Rainbow" package consisting of between five and seven premium services, and a "Rainbow Gold" package consisting of between eight and ten premium services.

Since its existing cable television systems are substantially fully built, the Company's sales efforts are primarily directed toward increasing penetration and revenues in its franchise areas. The Company sells its cable television services through door-to-door selling, as well as telemarketing, direct mail advertising, promotional campaigns and local media and newspaper advertising.

Certain services and equipment (converters which are leased to subscribers) provided by substantially all of the Company's cable television systems are subject to regulation. See "Cable Television Operations - Regulation - 1992 Cable Act."

System Capacity.

The Company is engaged in an ongoing effort to upgrade the technical capabilities of its cable plant and to increase channel capacity for the delivery of additional programming and new services. The Company's cable television systems have a minimum capacity of 42 channels and 95% of its homes passed are currently served by systems having a capacity of at least 62 channels. Currently 87% of its homes are served by at least 77 channels. As a result of ongoing upgrades, the Company expects


                                      (8)
that by December 1999 approximately 94% of its subscribers will be served by systems having a capacity of at least 77 channels. All of the system upgrades either completed or underway will utilize fiber optic cable.

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

The franchise agreements are generally for a term of ten to fifteen years from the date of grant, although recently renewals have often been for five to ten year terms. Some of the franchises grant the cable television system an option to renew. Except for the franchise for the Town of Brookhaven, which has been passed by the town and is pending state approval, the expiration dates for the Company's ten largest franchises range from 2001 to 2007. In situations where the Company's franchises have expired, the Company is operating under temporary operating authority or short term extensions while negotiating renewal terms with the franchising authorities. Franchises usually require the consent of the franchising authority prior to the sale, assignment, transfer or change in ownership or operating control of the franchisee.

The Cable Communications Policy Act of 1984 (the "1984 Cable Act") and the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") provide significant procedural protections for cable operators seeking renewal of their franchises. See "Business - Cable Television Operations - Regulation". In connection with a renewal, a franchising authority may impose different and more stringent terms. The Company has never lost a franchise as a result of a failure to obtain a renewal.


                                      (9)

Programming and Entertainment Operations

General.

The Company conducts its programming activities through Rainbow Media, a company 75% owned by CSC Holdings and 25% by NBC Cable.

Rainbow Media's businesses include national and regional programming networks and the Madison Square Garden sports and entertainment business. Rainbow Media also owns interests in cable television advertising businesses.

Rainbow Media's national entertainment networks include American Movie Classics (which features American theatrically released classic films and original programming), Bravo (which features films and performing arts programs, including jazz, dance, classical music and theatrical and original programming), Romance Classics (which features theatrically released films, mini-series, made for television movies and original programming having a romantic theme), MuchMusic (which features a diverse mix of new and established musical artists) and The Independent Film Channel (which features independent films made outside the traditional Hollywood system). National Sports Partners is a national sports network featuring Fox Sports Net, which provides national sports programming to regional sports networks. National Sports Partners is 50% owned by Rainbow Media and is managed and 50% owned by Fox/Liberty Networks, LLC ("Fox/Liberty").

Rainbow Media owns a 60% interest in, and manages, Regional Programming Partners, a partnership with Fox/Liberty. Regional Programming Partners owns an approximate 96.3% interest in Madison Square Garden, a sports and entertainment company that owns and operates the Madison Square Garden Arena and the adjoining Theater at Madison Square Garden, the New York Knickerbockers professional basketball team, the New York Rangers professional hockey team, the New York Liberty professional women's basketball team, the New England Seawolves professional arena football team, the Hartford Wolf Pack professional hockey team, the Madison Square Garden Network, Fox Sports New York and Radio City Entertainment (which operates Radio City Music Hall in New York City). Additionally, Madison Square Garden manages and operates the Hartford Civic Center. Regional Programming Partners also owns interests in regional sports networks that provide regional sports programming to the New England, Chicago, Cincinnati, Cleveland, San Francisco and Florida areas, in addition to Madison Square Garden Network and Fox Sports New York which provide regional sports programming to the New York City Metropolitan area, as well as MSG MetroChannels which provide regional and local sports, news and educational programming to the New York Metropolitan area.

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


                                      (10)

The following table sets forth ownership information and estimated subscriber information as of December 31, 1998 for each of the programming businesses whose ownership interest is held directly or indirectly by Rainbow Media. Rainbow Media is a 75% owned subsidiary of CSC Holdings. NBC owns the remaining 25% interest. Regional Programming Partners ("RPP") is a 60% owned subsidiary of Rainbow Media, with the remaining 40% interest owned by Fox/Liberty.

                                               Affiliated
Programming                        Viewing        Basic
Businesses                       Subscribers  Subscribers (1)   Ownership (2)
----------                       -----------  ---------------   -------------
                                       (In Millions)
National Entertainment:
American Movie Classics              63.7          68.6      Rainbow Media - 100%
Romance Classics                     12.4          19.9      Rainbow Media - 100%
Bravo                                31.5          38.8      Rainbow Media - 100%
Bravo Latin America                   4.2           5.2      Rainbow Media - 100%
The Independent Film Channel          7.8          21.0      Rainbow Media - 100%
MuchMusic                             9.6          17.1      Rainbow Media and Chum, Ltd. - 50% each

Sports:
Madison Square Garden Network/FSNY   11.4          14.5      RPP - 96.3%; ITT - 3.7% (3)
Fox Sports Pacific                    2.8           3.1      RPP and Fox/Liberty - 50% each
Fox Sports Chicago                    3.1           3.2      RPP and Fox/Liberty - 50% each
Fox Sports New England                2.9           3.7      RPP and Media One - 50% each (4)
Fox Sports Ohio                       2.1           2.3      RPP - 100%
Fox Sports Cincinnati                 2.4           2.6      RPP - 100%
SportsChannel Florida                 3.0           3.1      RPP - 30%; Front Row - 70%

News Services:
News12 Long Island                     .7            .8      Rainbow Media - 100%
News12 Connecticut                     .2            .2      Rainbow Media - 100%
News12 New Jersey                     1.6           1.7      Rainbow Media and Newark Star Ledger - 50% each
News12 Westchester                     .2            .2      Rainbow Media - 100%
News12 Bronx                           .2            .2      Rainbow Media - 100%
Neighborhood News L.I.                 .1            .1      Rainbow Media - 100%

Other:
MSG Metro Guide                       2.4           2.6      RPP - 100%
MSG Metro Traffic and Weather         2.4           2.6      RPP - 100%
MSG Metro Learning                    2.4           2.6      RPP - 100%

----------
(1) Represents the total number of basic subscribers available in systems that carry the service.
(2) Various of these programming businesses, other than those which are wholly-owned by Rainbow Media, are subject to puts, calls, rights of first refusal and restrictions on transfer.
(3) See "Madison Square Garden" for a discussion of certain puts and calls with respect to Madison Square Garden.
(4) In January 1998, Media One, Inc. purchased a 50% interest in Fox Sports New England for approximately $19 million.


                                      (11)

Rainbow Media's existing structure reflects three significant transactions that were consummated in 1997.

NBC Transaction

On April 1, 1997, Rainbow Media consummated a transaction in which Rainbow Programming Holdings, Inc. merged with and into Rainbow Media, a newly formed subsidiary of CSC Holdings. In addition, NBC Cable received a 25% equity interest (which interest may be increased by up to an additional 2% under certain circumstances without additional payment) in Class C Common Stock of Rainbow Media. CSC Holdings owns the remaining 75% equity interest in Rainbow Media. The partnership interests in certain of Rainbow Media's programming services formerly owned by NBC Cable are now owned by subsidiaries of Rainbow Media.

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

In connection with the formation of Regional Programming Partners, affiliates of Rainbow Media, through various indirect transfers, contributed to Regional Programming Partners, in consideration for the issuance of a 60% general partnership interest, their interests in Madison Square Garden, SportsChannel Chicago, SportsChannel Pacific, SportsChannel New England, SportsChannel Ohio, SportsChannel Cincinnati, SportsChannel Florida and Metro Channel LLC. Fox/Liberty contributed $850 million in cash to Regional Programming Partners in exchange for a 40% general partnership interest. A subsidiary of Rainbow Media is the managing general partner of Regional Programming Partners.

In connection with the formation of National Sports Partners, Rainbow Media contributed to National Sports Partners, in consideration for the issuance of a 50% general partnership interest, its interests in American Sports Classics LLC, Prime SportsChannel and SportsChannel Ventures, Inc. Fox/Liberty contributed, in consideration for the issuance of a 50% general partnership interest, certain assets, including the assets pertaining to or used in the business of Fox Sports and interests in Prime SportsChannel and Fox Watch Productions Inc. A subsidiary of Fox Sports is the managing partner of National Sports Partners.

In connection with the formation of National Advertising Partners, Rainbow Media contributed to National Advertising Partners, in consideration for the issuance of a 50% general partnership interest, certain assets relating to the national advertising of certain of the regional sports programming services in which Rainbow Media had an interest. Fox/Liberty contributed, in consideration for the issuance of a 50% general partnership interest, certain assets relating to the national advertising of the regional sports programming services in which Fox Sports had an


                                      (12)
interest. A subsidiary of Fox Sports is the managing general partner of National Advertising Partners.

Madison Square Garden

In March 1995, a partnership formed by Rainbow Media and ITT Corporation ("ITT") acquired the business and assets of Madison Square Garden. Madison Square Garden owns and operates the Madison Square Garden Arena and the adjoining Theater at Madison Square Garden, the New York Knickerbockers professional basketball team, the New York Rangers professional hockey team, the New York Liberty professional women's basketball team, the New England Seawolves professional arena football team, the Hartford Wolf Pack professional hockey team, the Madison Square Garden Network, Fox Sports New York and Radio City Entertainment (which operates Radio City Music Hall in New York City). The purchase price was $1,009.1 million.

On June 17, 1997, Madison Square Garden redeemed a portion of ITT's interest in Madison Square Garden for $500 million and Rainbow Media contributed its SportsChannel Associates programming company to Madison Square Garden, which, together with the redemption, increased Rainbow Media's interest in Madison Square Garden to 89.8% and reduced ITT's interest to 10.2%. In connection with the Fox/Liberty Transactions discussed above, Rainbow Media's interest in Madison Square Garden was contributed to Regional Programming Partners. ITT's interest in Madison Square Garden was further reduced to 7.8% as a result of the $450 million capital contribution by Regional Programming Partners to Madison Square Garden as of December 18, 1997, which was used by Madison Square Garden to pay down outstanding debt. ITT's interest was further reduced to 3.7% in June 1998, when MSG redeemed a portion of ITT's interest following ITT's exercise of its first put right. In March 1999, ITT and the Company entered into an agreement under which ITT exercised its second put for the remainder of its interest in MSG and settled certain matters between the parties for a net payment of $87 million. Consummation of this transaction is subject to league and regulatory approvals and is expected to occur in the second quarter of 1999.

CSC Holdings and Rainbow Media entered into agreements with the National Hockey League (the "NHL") and the National Basketball Association ("NBA"), agreeing, among other things, to conduct themselves in accordance with the relevant rules of each league. The approvals of the NHL and the NBA are required for certain transactions involving Cablevision Parent, CSC Holdings, Rainbow Media, Regional Programming Partners and MSG, including certain transfers of ownership interests.

On December 5, 1997, Madison Square Garden purchased Radio City Entertainment, the production company that operates Radio City Music Hall in New York City and produces The Radio City Christmas Spectacular and shows featuring the Radio City Rockettes and simultaneously entered into a 25-year lease for Radio City Music Hall.

Telephone and Modem Services

The Company, through Lightpath, a Competitive Local Exchange Carrier, provides basic and advanced local telecommunications services to the business market. Lightpath provides a full range of local dial tone, switched services, private line and advanced networking features on the local and


                                      (13)
long distance levels on its own facilities and network. As of December 31, 1998, Lightpath serviced over 1,200 industrial, commercial and institutional accounts on Long Island. In addition, the Company has begun providing residential telephone and cable modem internet access service in portions of the greater New York City Metropolitan area and parts of southern Connecticut. At December 31, 1998, the Company served approximately 11,200 modem subscribers.

The Wiz

On February 9, 1998, Cablevision Electronics Investments, Inc. ("Cablevision Electronics"), a wholly-owned subsidiary of CSC Holdings, acquired substantially all of the assets associated with 40 The Wiz consumer electronics store locations from The Wiz, Inc. and certain of its subsidiaries and affiliates (collectively, "TWI"). TWI had filed for bankruptcy protection on December 16, 1997. Cablevision Electronics paid approximately $93 million, including transaction costs, for the assets. In addition, prior to closing, Cablevision Electronics provided approximately $8 million for TWI to meet certain operating costs. The Wiz is an electronics retailer selling primarily video and audio equipment, home office equipment, compact disks and other pre-recorded music, digital video disks, and VHS video and other pre-recorded movies.

Theaters

In December 1998, Cablevision Parent acquired all of the outstanding shares of stock of Clearview Cinema Group, Inc. ("Clearview") pursuant to an Agreement and Plan of Merger entered into in August 1998. The total purchase price amounted to approximately $157.7 million (including assumed debt of $80 million) of which approximately $33.4 million was paid in shares of Cablevision Parent's Class A Common Stock.

From December 1998 through February 1999, CSC Holdings acquired a total of 16 movie theaters from Loews Cineplex Entertainment Corporation ("Loews"), for an aggregate purchase price of approximately $89 million. These theaters are located in the New York Metropolitan area. In connection with this acquisition, Loews has granted CSC Holdings a right of first offer on an additional 21 movie theaters in the greater New York Metropolitan area until December 1999.

At Home Corporation

The Company owns warrants to acquire approximately 10.2 million shares of common stock of At Home Corporation, which warrants are exercisable at $.50 per share. At Home Corporation distributes high-speed interactive services to residences and businesses using its own network architecture and a variety of transport options, including the cable industry's hybrid fiber coaxial infrastructure. These warrants were issued to the Company in exchange for certain agreements of the Company with respect to the distribution of the At Home internet access service to cable subscribers.


                                      (14)

Other Investments

CSC Holdings holds a 49.9% interest, and certain preferential distribution rights, in NorthCoast Communications, LLC ("NorthCoast"). NorthCoast holds certain licenses to conduct a personal communications service ("PCS") business. CSC Holdings has contributed an aggregate of approximately $38.0 million as of December 31, 1998 to NorthCoast (either directly or through a loan to NorthCoast Operating Co., Inc. ("NorthCoast Operating"), the other member in NorthCoast).

Rainbow Media holds a 50% interest in R/L DBS Company LLC, a joint venture with Loral Space and Communications, Ltd. ("R/L DBS"). R/L DBS holds certain frequencies granted by the FCC for the operation of a direct broadcast satellite business. CSC Holdings has contributed an aggregate of approximately $14.9 million through December 31, 1998 to R/L DBS or its predecessor businesses.

Competition

Cable Television

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

The Telecommunications Act of 1996 ("1996 Telecom Act") repealed the 1984 Act prohibition against telco-cable cross-ownership and provides that a local exchange telephone company may provide video programming directly to subscribers through a variety of means, including (1) as a radio-based (MMDS or DBS) multichannel video programming distributor; (2) as a cable operator, fully subject to the franchising, rate regulation and other provisions of the 1984 and 1992 Cable Acts; and (3) through an "open video system" ("OVS") that is certified by the Federal Communications Commission ("FCC") to be offering nondiscriminatory access to a portion of its channel capacity for unaffiliated program distributors, subject only to selected portions of the regulations applicable to cable operators. Non-telephone companies may also become an OVS and provide video competition to cable systems without obtaining a franchise, although a recent court decision has restored certain municipal franchising powers over OVS, making OVS a less attractive alternative. A local telephone company also may provide the "transmission of video programming" on a common carrier basis. As noted below, telephone companies in several of the Company's franchise areas have applied for franchises to offer cable service fully subject to the 1984 and 1992 Cable Acts. Several companies have sought to become an OVS in areas in which the Company operates cable systems in Boston, New York City and Westchester County, New York. One, RCN Corporation ("RCN") is currently operating an OVS or franchised cable systems in Boston, New York City, and a number of Massachusetts communities in which the Company operates cable systems.


                                      (15)

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

The FCC has established a new local multipoint distribution service ("LMDS", sometimes referred to as "cellular cable") in the higher bands of the electromagnetic spectrum that could be used to offer multichannel video in competition with cable systems, as well as two-way communications services. The FCC has held auctions to select licensees. The FCC barred both telephone and cable companies from bidding for LMDS frequencies in their own service areas.

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


                                      (16)

The full extent to which developing media will compete with cable television systems may not be known for several years. There can be no assurance that existing, proposed or as yet undeveloped technologies will not become dominant in the future and render cable television systems less profitable or even obsolete.

Although substantially all the franchises of the Systems are non-exclusive, most franchising authorities have granted only one franchise in an area. Other cable television operators could receive franchises for areas in which the Systems are operated or a municipality could build a competing cable system. Southern New England Telephone ("SNET"), the dominant telephone company in Connecticut has obtained a statewide franchise to build and operate a competing cable television system in the communities in Connecticut in which the Systems are operating pursuant to cable franchises. Ameritech has obtained franchises to offer cable service in certain of the Company's franchise areas in the Midwest. RCN has obtained or applied for cable franchises in a number of communities in Massachusetts in which the Company operates. The 1992 Cable Act described below prohibits municipalities from unreasonably refusing to grant competitive franchises and facilitates the franchising of second cable systems or municipally-owned cable systems. See "Regulation - 1992 Cable Act," below.

Programming and Entertainment

Rainbow Media competes with numerous programming services for cable television system distribution and for subscribers, including network television, other national and regional cable services, independent broadcast television stations, television superstations, the home videocassette industry, and developing pay-per-view services. Rainbow Media and the other programming services are competing for limited channel capacity and for inclusion in the most widely distributed service tier of the systems offering their programming services. Many of these program distributors are large, publicly-held companies which have greater financial resources than Rainbow Media.

Rainbow Media also competes for the availability of programming, through competition for telecast rights to films and competition for rights agreements with sports teams. The Company anticipates that such competition will increase as the number of programming distributors increases.

In general, Rainbow Media's programming services compete with other forms of television-related services and entertainment media on the basis of the price of services, the variety and quality of programming offered and the effectiveness of Rainbow Media's marketing efforts.

Numerous businesses compete with Madison Square Garden and Radio City Entertainment for the entertainment expenditures of consumers.


                                      (17)

Telephone and Modem Services

Lightpath faces substantial competition from incumbent local exchange carriers ("ILECs"), such as Bell Atlantic, which are the dominant providers of local telephone services in their respective service areas. ILECs have significant advantages over Lightpath, including greater capital resources, an existing fully operational local network, and long-standing relationships with customers.

While Lightpath and the ILECs are competitors, Lightpath must also enter into interconnection agreements with each ILEC so that Lightpath's customers can make and receive calls from customers served by the ILEC. Federal and State law and regulations require ILECs to enter into such agreements and provide such facilities and services, and establish the methodology for setting the price for these facilities and services. The specific price, terms and conditions of each agreement, however, depends on the outcome of negotiations between Lightpath and an ILEC. Agreements are also subject to approval by the state public service commission. Lightpath has entered into interconnection agreements with Bell Atlantic for New York, New Jersey and Connecticut, which have been approved by the respective state commissions. In addition, it has reached an agreement with SNET covering SNET's service area in Connecticut, which has been approved by the Connecticut Department of Public Utility Control and an agreement with Ameritech for Ohio, approval for which is pending.

Lightpath also faces competition from one or more competitive access providers ("CAPs") and other new entrants in the local telecommunications marketplace, such as Teleport Communications Group, Inc. ("Teleport"), now part of AT&T and MFS Communications Company, Inc. ("MFS"), now part of MCI/Worldcom. In addition to the ILECs and competitive service providers, other potential competitors capable of offering private line and special access services include electric utilities, long distance carriers, microwave carriers, wireless telephone system operators (such as cellular, PCS, and specialized mobile radio), and private networks built by large end users. A continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors to Lightpath.

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

Retail Electronics

The consumer retail electronics industry has experienced consolidation and slow growth in recent years due to difficult conditions, including flat demand for consumer electronics and, until recently, a lack of new product introductions. The consumer retail electronics business however, remains highly competitive. The Wiz competes with national and regional retail electronics chains which continue to increase their expansion in the New York Metropolitan area, computer, office product and entertainment superstores, general merchandise retailers, discount stores, local independent retailers and mail order and "e" commerce services. Some of these competitors have significantly


                                      (18)
greater financial resources than Cablevision Electronics. Competition is primarily based on price, service and selection of merchandise. The Wiz competes on the basis of these factors and also plans to differentiate itself from its competitors by continued implementation of new marketing and merchandising strategies. These new strategies (including a new store prototype, incorporating technological innovations such as interactive kiosks demonstrating cable modem service) are designed to emphasize the variety of other products and services of the Company which are expected to be available to customers of The Wiz.

Regulation

Cable Television

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

The 1992 Cable Act requires each cable system to establish a basic service package consisting, at a minimum, of all local broadcast signals and all non-satellite delivered distant broadcast signals that the cable system wishes to carry, and all public, educational and governmental access


                                      (19)
programming. The rates for the basic service package are subject to regulation by local franchising authorities. Under the FCC's 1993 rate regulation rules, a cable operator whose per channel rates exceeded an FCC established benchmark was required to reduce its per channel rates for the basic service package by up to 10% unless it could justify higher rates on the basis of its costs. In 1994, after reconsideration, the FCC ordered a further reduction of 7% in rates for the basic service tier, for an overall reduction of 17%. Franchise authorities (local municipalities or state cable television regulators) are also empowered to regulate the rates charged for the installation and lease of the equipment used by subscribers to receive the basic service package (including a converter box, a remote control unit and, if requested by a subscriber, an addressable converter box or other equipment required to access programming offered on a per channel or per program basis), including equipment that may also be used to receive other packages of programming, and the installation and monthly use of connections for additional television sets. The FCC's rules require franchise authorities to regulate rates for equipment and connections for additional television sets on the basis of an actual cost formula developed by the FCC, plus a return of 11.25%. No additional charge is permitted for the delivery of regulated services to additional sets unless the operator incurs additional programming costs in connection with the delivery of such services to multiple sets.

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

In 1994 the FCC also adopted guidelines for cost-of-service showings that establish a regulatory framework pursuant to which a cable television operator may attempt to justify rates in excess of the benchmarks. In addition, the FCC has adopted guidelines that permit rate adjustments attributed to the cost of a rebuild or substantial upgrade of a cable system to be added to the operators benchmark rate.

In 1994 the FCC also reversed its prior policy regarding rate regulation of packages of a la carte services. A la carte services that are offered in a package are now subject to rate regulation by the FCC.

The FCC, in addition to revising its rules governing a la carte channels, also revised its regulations governing the manner in which cable operators could charge subscribers for new cable programming services. The FCC instituted a three-year flat fee mark-up plan, now lapsed, for


                                      (20)
charges relating to new channels of cable programming services in addition to the basic formula for calculating the permissible rate for new services.

Under the 1992 Cable Act, systems may not require subscribers to purchase any cable programming service tier other than the basic service package as a condition of access to video programming offered on a per channel or per program basis. Cable systems are allowed up to ten years to the extent necessary to implement the necessary technology to facilitate this access. It is expected that the Systems will be capable of implementing the technology mandated by the 1992 Cable Act by the Act's deadline.

In addition, the 1992 Cable Act:

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

In connection with clause (ii) of the immediate preceding paragraph concerning limitations on affiliated programming, the FCC has established a 40% limit on the number of channels of a cable television system that can be occupied by programming services in which the system operator has an attributable interest and a national limit of 30% on the number of households that any cable company can serve. This 30% national limit, because of court proceedings, has never been implemented. The FCC recently asked for comments on whether the limit should be increased beyond 30%, or whether it should revise its rules to consider the presence in the national market of all multichannel video programming providers rather than cable operators alone in applying any national percentage limit. The FCC also issued a parallel notice asking for a review of its cable ownership arbitration rules, to determine whether it should increase its voting stock benchmark, not attribute cable subscribers if an operator certifies that the interest held is a passive minority investor interest, and recognize partial, scaled cable MSO interests in subscribers served by certain joint ventures and other cross-MSO investments. The outcome of these FCC proceedings could affect the Company because of TCI's investment in the Company.

In connection with clause (iv) above concerning retransmission of a local broadcaster's signals, a substantial number of local broadcast stations are currently carried by the Systems and have elected to negotiate for Retransmission Consent. The Systems have Retransmission Consent agreements with most broadcast stations they currently carry, but a number of these agreements are temporary in nature and the potential remains for discontinuation of carriage if an agreement is not renewed


                                      (21)
following their expiration. The Company has had to drop a few local stations because of failure to reach retransmission consent agreements.

In connection with clause (i) above the 1992 Cable Act prohibits a cable programmer that is owned by or affiliated with a cable operator (such as Rainbow Media) from unreasonably discriminating among or between cable operators and other multichannel video distribution systems with respect to the price, terms and conditions of sale or distribution of the programmer's satellite-delivered services and from unreasonably refusing to sell any such service to any multichannel video programming distributor. In several instances, Rainbow Media has been ordered by the FCC to provide satellite-delivered programming to multi-channel video programmers after such multi-channel video programmers have filed complaints pursuant to these program-access rules. The FCC has recently declined to extend these program-access rules to cover some terrestrial-delivered programming by programmers such as Rainbow Media, but proposals have been made to Congress in support of such extensions. It is not possible to predict whether such an extension might in the future be adopted by the FCC or Congress and, if so, what effect it might have on the Company.

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

1996 Telecom Act. The 1996 Telecom Act deregulates the rates for non-basic tiers of service provided by all cable operators after March 31, 1999. It permits regulated equipment rates to be computed by aggregating costs of broad categories of equipment at the franchise, system, regional or company level. It also eliminates the right of individual subscribers to file rate complaints with the FCC concerning certain non-basic cable programming service tiers, and requires such complaints to be filed by franchising authorities following receipt of at least two subscriber complaints.

The 1992 Cable Act provided that all rate regulation, for both the upper tiers and for basic service, is eliminated when a cable system is subject to "effective competition" from another multichannel video programming provider such as MMDS, DBS, a telephone company, or a combination of all of these. The 1996 Telecom Act expanded the definition of "effective competition" to include instances in which a local telephone company or its affiliate (or a multichannel video programming distributor using the facilities of a telephone company or its affiliates) offers comparable video programming directly to subscribers by any means (other than DBS) in the cable operator's franchise area. Since telephone companies are providing or planning to provide video services in several of the franchise areas served by the Systems, this provision will allow the Systems greater flexibility in packaging and pricing in those markets if the FCC makes a finding of "effective competition" in these markets based on telephone company competition.

The 1996 Telecom Act also eliminates the uniform rate structure requirements of the 1992 Cable Act for cable operators in areas subject to effective competition or for video programming offered on a per channel or per program basis, and allows non-uniform bulk discount rates to be offered to multiple dwelling units.


                                      (22)

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

FCC regulation also includes matters regarding restrictions on origination and cablecasting by cable system operators; application of the rules governing political broadcasts; customer service; ownership and control of cable home wiring in single family residences and multiple dwelling units and limitations on advertising contained in nonbroadcast children's programming.

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


                                      (23)

Cable Television Cross-Media Ownership Limitations. In addition to the prohibition on telephone company-cable cross-ownership, now removed by the 1996 Telecom Act, the 1984 Cable Act prohibited any person or entity from owning broadcast television and cable properties in the same market. The 1992 Cable Act imposed limits on new acquisitions of SMATV or MMDS systems by cable operators in their franchise areas. The 1996 Telecom Act repeals the statutory ban on cable-broadcast station cross-ownership to permit common ownership or control of a television station and a cable system with overlapping service areas, but leaves in place the cable system-television station cross-ownership restriction contained in the FCC's rules and does not prejudge the Commission's review of the regulation, which was initiated in 1998. The FCC has eliminated its regulations concerning broadcast network-cable cross-ownership to permit common control of both a television network and a cable system, as required by the 1996 Telecom Act. The 1996 Telecom Act removes the statutory ban on cable-MMDS cross-ownership on any cable operator in a franchise area where one cable operator is subject to effective competition.

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

Telecommunications Regulation. The 1996 Telecom Act removes barriers to entry in the local telephone market that is now monopolized by the BOCs and other incumbent local exchange carriers by preempting state and local laws that restrict competition and by requiring incumbent local exchange telephone companies to provide nondiscriminatory access and interconnection to potential competitors, such as cable operators and long distance companies. At the same time, the law eliminated the Modified Final Judgment and permits the BOCs to enter the market for long distance service (through a separate subsidiary), on a state-by-state basis, after they satisfy a "competitive checklist." The 1996 Telecom Act also facilitates the entry of utility companies into the telecommunications market. One utility company, Boston Edison, has teamed with one of the Company's competitors, RCN, to provide bundled telecommunications and video services in the Boston market.

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


                                      (24)

Programming and Entertainment

Cable television program distributors such as Rainbow Media are not regulated by the FCC under the Communications Act of 1934. To the extent that regulations and laws, either presently in force or proposed, hinder or stimulate the growth of the cable television and satellite industries, the business of Rainbow Media will be directly affected. As discussed above under "Business - Cable Television Operations - Regulation", the 1992 Cable Act limits in certain ways the Company's ability to freely manage the Rainbow Media services or carry the Rainbow Media services on their affiliates' systems and imposes or could impose other regulations on the Rainbow Media companies. The "program access" provisions of the 1992 Cable Act require that Rainbow Media services be sold, under certain circumstances, to multichannel video programming providers that compete with the Company's local cable systems. The 1996 Telecom Act extends the program access requirements of the 1992 Cable Act to a telephone company that provides video programming by any means directly to subscribers, and to programming in which such a company holds an attributable ownership interest, thus allowing the Company's cable systems similar access to programming developed by their telephone company competitors.

The 1984 Cable Act limits the number of commercial leased access channels that a cable television operator must make available for potentially competitive services but the 1992 Cable Act empowered the FCC to set the rates and conditions for such leased access channels, which it has done in a manner designed to increase use of such channels.

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

The operations of the professional sports franchises owned by Madison Square Garden, L.P., are regulated by the leagues in which the teams participate. Both the NBA and the NHL have regulations governing, among other things, player matters and transfers of ownership interests and licensing matters.

Telephone and Modem Services

As a telecommunications carrier, Lightpath is subject to regulation by the FCC and by the state public service commission in each state in which it provides service. In order to provide service,


                                      (25)
moreover, Lightpath must seek approval from each such state commission. Lightpath has obtained this approval from the state commissions in New York, Connecticut, Massachusetts, New Jersey and Ohio.

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

As Lightpath offers interstate long distance services, it is subject to various FCC requirements, including the payment of regulatory fees, Telecommunication Relay Services funding, and the contributions to the maintenance of "universal service" as required by the 1996 Telecom Act. Also under the 1996 Telecom Act, Lightpath must compensate carriers that terminate calls originating on Lightpath's network (Lightpath is entitled to compensation from carriers when it terminates calls); interconnect directly or indirectly with other carriers; make its telecommunications services available for resale; and provide number portability, dialing parity, and access-to-rights-of-way.

Employees and Labor Relations

As of December 31, 1998, the Company had 12,140 full-time, 3,684 part-time and 4,420 temporary employees of which 514, 975 and 2,467, respectively, were covered under collective bargaining agreements. The Company believes that its relations with its employees are satisfactory.

Item 2. Properties

The Company generally leases the real estate where its business offices, microwave receiving antennae, earth stations, transponders, microwave towers, warehouses, headend equipment, hub sites, program production studios and access studios are located. As of December 1998, the Company occupies a leased headquarters building located in Bethpage, New York with approximately 536,000 square feet of space. Other significant leasehold properties include 106,000 square feet housing Madison Square Garden's office operations and 569,000 square feet comprising Radio City Music Hall. Cablevision Electronics leases 40 retail store locations, a warehouse and a corporate office aggregating approximately 1,537,000 square feet. The Company believes its properties are adequate for its use.

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


                                      (26)

Cablevision Cinemas, LLC leases 48 theater locations with approximately 45,000 seats and owns an additional 12 theaters with approximately 8,600 seats.

The Company generally leases its service and other vehicles.

Item 3. Legal Proceedings

The Company is party to various lawsuits, some involving substantial amounts. Management does not believe that the resolution of such lawsuits will have a material adverse impact on the financial position of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.


                                      (27)

                                     PART II

Item 5. Market for the Registrants' Common Equity and Related Stockholder
Matters

Cablevision Systems Corporation's Class A Common Stock is and CSC Holdings, Inc.'s Class A Common Stock prior to the consummation of the Holding Company Reorganization on March 4, 1998, was traded on the American Stock Exchange under the symbol "CVC". The following table sets forth the high and low sales prices (adjusted for the two-for-one stock splits) for the last two years of Class A Common Stock as reported by the American Stock Exchange for the periods indicated.

                              1998                                1997
                      ----------------------             ---------------------
     Quarter          High          Low                  High          Low
     -------          ----          ---                  ----          ---
     First            33-1/2        21-25/32             8-7/8         7-7/16
     Second           42            26-9/16              13-53/64      6-25/32
     Third            45-15/16      32                   15-11/16      12-9/32
     Fourth           50-1/4        36-1/2               23-15/16      15-7/8

As of March 19, 1999, there were 904 holders of record of Cablevision Systems Corporation Class A Common Stock.

There is no public trading market for the Cablevision Systems Corporation Class B Common Stock, par value $.01 per share ("Class B Common Stock"). As of March 19, 1999, there were 23 holders of record of Class B Common Stock.

All outstanding shares of common stock of CSC Holdings are held by Cablevision Systems Corporation.

See Item 1. "Business - The Holding Company Reorganization and TCI Transactions" for a description of the changes to the Company's capitalization as a result of the Reorganization.

Dividends. Neither CSC Holdings (prior to the Reorganization) nor Cablevision Systems Corporation (after the Reorganization) have paid any dividends on shares of Class A or Class B Common Stock. Cablevision Systems Corporation does not anticipate paying any cash dividends on shares of Cablevision Systems Corporation Class A or Class B Common Stock in the foreseeable future.

Cablevision Systems Corporation and CSC Holdings may pay cash dividends on their capital stock only from surplus as determined under Delaware law. Holders of Cablevision Parent Class A and Cablevision Parent Class B Common Stock are entitled to receive dividends equally on a per share basis if and when such dividends are declared by the Board of Directors of Cablevision Parent from funds legally available therefore. No dividend may be declared or paid in cash or property on shares of either Cablevision Parent Class A or Cablevision Parent Class B Common Stock unless the same dividend is paid simultaneously on each share of the other class of common stock. In the


                                      (28)
case of any stock dividend, holders of Cablevision Parent Class A Common Stock are entitled to receive the same percentage dividend (payable in shares of Cablevision Parent Class A Common Stock) as the holders of Cablevision Parent Class B Common Stock receive (payable in shares of Cablevision Parent Class B Common Stock). In December 1998, CSC Holdings paid a dividend of $42.1 million to Cablevision Parent.

CSC Holdings paid $29.3 million of cash dividends on the Series I Preferred Stock and $132.5 million of dividends in additional shares of Series H and M Preferred Stock in 1998. CSC Holdings is restricted from paying dividends on its preferred stock under the provisions of its senior credit agreement if a default has occurred and is continuing under such agreement. Additionally, CSC Holdings' senior credit agreement, senior debentures and senior subordinated debt instruments may restrict the payment of dividends in respect of any shares of capital stock in certain circumstances.

Dividends may not be paid in respect of shares of the Company's common stock unless all dividends due and payable in respect of the preferred stock of CSC Holdings have been paid or provided for. See Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources-Restricted Group."


                                      (29)

Item 6. Selected Financial Data

SELECTED FINANCIAL AND STATISTICAL DATA

The operating and balance sheet data included in the following selected financial data have been derived from the consolidated financial statements of Cablevision Systems Corporation and CSC Holdings, Inc. Acquisitions made by these companies were accounted for under the purchase method of accounting and, accordingly, the acquisition costs were allocated to the net assets acquired based on their fair value, except for assets previously owned by Mr. Dolan or affiliates of Mr. Dolan which were recorded at historical cost. Acquisitions are reflected in operating, balance sheet and statistical data from the time of acquisition. The selected financial data presented below should be read in conjunction with the financial statements of Cablevision Systems Corporation and CSC Holdings, Inc. and notes thereto included in Item 8 of this Report.

                                                                              Cablevision Systems Corporation
                                                          -----------------------------------------------------------------------
                                                                                       December 31,
                                                          -----------------------------------------------------------------------
                                                             1998            1997          1996           1995            1994
                                                          -----------    -----------    -----------    -----------    -----------
                                                                       (Dollars in thousands, except per share data)
Operating Data:
Revenues ..............................................   $ 3,265,143    $ 1,949,358    $ 1,315,142    $ 1,078,060    $   837,169
Operating expenses
    Technical and operating (including cost of sales of
     $390,751 in 1998) ................................     1,659,537        853,800        538,272        412,479        302,885
    Selling, general and administrative ...............       882,816        514,574        313,476        266,209        195,942
    Restructuring charge ..............................            --             --             --             --          4,306
    Depreciation and amortization .....................       734,107        499,809        388,982        319,929        271,343
                                                          -----------    -----------    -----------    -----------    -----------
Operating profit (loss) ...............................       (11,317)        81,175         74,412         79,443         62,693
Other income (expense):
    Interest expense, net .............................      (402,374)      (363,208)      (265,015)      (311,887)      (261,781)
    Share of affiliates' net loss .....................       (37,368)       (27,165)       (82,028)       (93,024)       (82,864)
    Gain on sale of programming interests and
     cable assets, net ................................       170,912        372,053             --         35,989             --
    Gain on redemption of subsidiary preferred stock ..            --        181,738             --             --             --
    Write off of deferred interest and financing costs        (23,482)       (24,547)       (37,784)        (5,517)        (9,884)
    Loss on redemption of debentures ..................            --             --             --             --         (7,088)
    Provision for preferential payment to related party          (980)       (10,083)        (5,600)        (5,600)        (5,600)
    Minority interests ................................      (124,677)      (209,461)      (137,197)       (28,886)        (9,814)
    Miscellaneous, net ................................       (19,218)       (12,606)        (6,647)        (8,225)        (7,198)
                                                          -----------    -----------    -----------    -----------    -----------
Net loss ..............................................   $  (448,504)   $   (12,104)   $  (459,859)   $  (337,707)   $  (321,536)
                                                          ===========    ===========    ===========    ===========    ===========
Basic and diluted net loss per common share ...........   $     (3.16)   $      (.12)   $     (4.63)   $     (3.54)   $     (3.43)
                                                          ===========    ===========    ===========    ===========    ===========

Average number of common shares outstanding
 (in thousands) .......................................   $   142,016    $    99,608    $    99,308    $    95,304    $    93,776
                                                          ===========    ===========    ===========    ===========    ===========
Cash dividends declared per common share ..............   $        --    $        --    $        --    $        --    $        --
                                                          ===========    ===========    ===========    ===========    ===========


                                      (30)

                                                                        Cablevision Systems Corporation
                                                   ---------------------------------------------------------------------------
                                                                                   December 31,
                                                   ---------------------------------------------------------------------------
                                                       1998            1997            1996            1995            1994
                                                       ----            ----            ----            ----            ----
                                                                             (Dollars in thousands)
Balance Sheet Data:
Total assets ...................................   $ 7,061,062     $ 5,614,788     $ 3,034,725     $ 2,502,305     $ 2,176,413
Total debt .....................................     5,357,608       4,694,062       3,334,701       3,157,107       3,169,236
Minority interests .............................       719,007         821,782              --              --              --
Deficit investment in affiliates ...............            --              --         512,800         453,935         393,637
Preferred stock of CSC Holdings, Inc. ..........     1,579,670       1,456,549       1,338,006         590,492           9,410
Stockholders' deficiency .......................    (2,611,685)     (2,711,514)     (2,707,026)     (2,224,417)     (1,827,945)

Statistical Data:
Homes passed by cable ..........................     5,115,000       4,398,000       3,858,000       3,328,000       2,899,000
Basic service subscribers ......................     3,412,000       2,844,000       2,445,000       2,061,000       1,768,000
Basic service subscribers as a percentage of
    homes passed ...............................          66.7%           64.7%           63.4%           61.9%           61.0%
Number of premium television units .............     5,137,000       4,183,000       3,862,000       3,990,000       3,208,000
Average number of premium units per basic
    subscriber at period end ...................           1.5             1.5             1.6             1.9             1.8
Average monthly revenue per basic subscriber (1)   $     42.56     $     38.53     $     36.71     $     37.07     $     36.33

----------
(1) Based on recurring service revenues divided by average subscribers for the month of December.


                                      (31)

                                                                                    CSC Holdings, Inc.
                                                          -----------------------------------------------------------------------
                                                                                        December 31,
                                                          -----------------------------------------------------------------------
                                                              1998           1997           1996          1995           1994
                                                          -----------    -----------    -----------    -----------    -----------
                                                                     (Dollars in thousands, except per share data)
Operating Data:
Revenues ..............................................   $ 2,912,419    $ 1,949,358    $ 1,315,142    $ 1,078,060    $   837,169
Operating expenses
    Technical and operating (including cost of
     sales of $390,751 in 1998) .......................     1,524,555        853,800        538,272        412,479        302,885
    Selling, general and administrative ...............       820,015        514,574        313,476        266,209        195,942
    Restructuring charge ..............................            --             --             --             --          4,306
    Depreciation and amortization .....................       577,635        499,809        388,982        319,929        271,343
                                                          -----------    -----------    -----------    -----------    -----------
Operating profit (loss) ...............................        (9,786)        81,175         74,412         79,443         62,693
Other income (expense):
    Interest expense, net .............................      (369,072)      (363,208)      (265,015)      (311,887)      (261,781)
    Share of affiliates' net loss .....................       (37,368)       (27,165)       (82,028)       (93,024)       (82,864)
    Gain on sale of programming interests and cable
     assets, net ......................................       171,127        372,053             --         35,989             --
    Gain on redemption of subsidiary preferred stock ..            --        181,738             --             --             --
    Write off of deferred interest and financing costs        (23,482)       (24,547)       (37,784)        (5,517)        (9,884)
    Loss on redemption of debentures ..................            --             --             --             --         (7,088)
    Provision for preferential payment to related party          (980)       (10,083)        (5,600)        (5,600)        (5,600)
    Minority interests ................................        48,378        (60,694)        (9,417)        (8,637)        (3,429)
    Miscellaneous, net ................................       (18,350)       (12,606)        (6,647)        (8,225)        (7,198)
                                                          -----------    -----------    -----------    -----------    -----------
Net income (loss) .....................................      (239,533)       136,663       (332,079)      (317,458)      (315,151)

Preferred dividend requirements .......................      (161,872)      (148,767)      (127,780)       (20,249)        (6,385)
                                                          -----------    -----------    -----------    -----------    -----------
Net loss applicable to common shareholder .............   $  (401,405)   $   (12,104)   $  (459,859)   $  (337,707)   $  (321,536)
                                                          ===========    ===========    ===========    ===========    ===========
Basic and diluted net loss per common share* ..........   $        --    $      (.12)   $     (4.63)   $     (3.54)   $     (3.43)
                                                          ===========    ===========    ===========    ===========    ===========

Average number of common shares outstanding (in
thousands)* ...........................................   $        --         99,608         99,308         95,304         93,776
                                                          ===========    ===========    ===========    ===========    ===========

Cash dividends declared per common share* .............   $        --    $        --    $        --    $        --    $        --
                                                          ===========    ===========    ===========    ===========    ===========

* Per share information for the year ended December 31, 1998 is not presented since CSC Holdings, Inc. became a wholly-owned subsidiary of Cablevision Parent in 1998.


                                      (32)

                                                                                CSC Holdings, Inc.
                                                   ---------------------------------------------------------------------------
                                                                                   December 31,
                                                   ---------------------------------------------------------------------------
                                                        1998           1997            1996           1995            1994
                                                        ----           ----            ----           ----            ----
                                                                             (Dollars in thousands)
Balance Sheet Data:
Total assets ...................................   $ 5,935,860     $ 5,614,788     $ 3,034,725     $ 2,502,305     $ 2,176,413
Total debt .....................................     4,834,608       4,694,062       3,334,701       3,157,107       3,169,236
Minority interests .............................       785,545         821,782              --              --              --
Deficit investment in affiliates ...............            --              --         512,800         453,935         393,637
Redeemable preferred stock .....................     1,256,339       1,123,808       1,005,265         257,751              --
Stockholders' deficiency .......................    (2,824,353)     (2,378,773)     (2,374,285)     (1,891,676)     (1,818,535)

Statistical Data:
Homes passed by cable ..........................     3,949,000       4,398,000       3,858,000       3,328,000       2,899,000
Basic service subscribers ......................     2,569,000       2,844,000       2,445,000       2,061,000       1,768,000
Basic service subscribers as a percentage of
    homes passed ...............................          65.0%           64.7%           63.4%           61.9%           61.0%
Number of premium television units .............     4,234,000       4,183,000       3,862,000       3,990,000       3,208,000
Average number of premium units per basic
    subscriber at period end ...................           1.7             1.5             1.6             1.9             1.8
Average monthly revenue per basic subscriber (1)   $     42.74     $     38.53     $     36.71     $     37.07     $     36.33

----------
(1) Based on recurring service revenues divided by average subscribers for the month of December.


                                      (33)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report, including the section entitled "1999 Outlook," contains or incorporates by reference statements that constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward looking statements as a result of various factors. Factors that may cause such differences to occur include but are not limited to:

(i)    the level of growth in the Company's revenues,
(ii) subscriber demand, competition, the cost of programming and industry conditions,
(iii) whether expenses of the Company continue to increase or increase at a rate faster than expected,
(iv) whether any unconsummated transactions are consummated on the terms and at the times set forth (if at all),
(v)    new competitors entering the Company's franchise areas,
(vi)   other risks and uncertainties inherent in the cable television business,
(vii) financial community and rating agency perceptions of the Company and its business, operations, financial condition and the industry in which it operates, and
(viii) the factors described in the Company's recently filed registration statement on Form S-3, including the section entitled "Risk Factors" contained therein.

The information contained herein concerning Year 2000 issues ("Y2K") constitutes forward looking information. The identification and remediation of Y2K issues is a technological effort that has never been undertaken before and estimates of the outcome, time and expense of this endeavor are, for that reason, particularly hard to make with any certainty. As a result, the Company's estimates may prove to be materially inaccurate. More specifically, the Company's forecasts may prove to be wrong for the following reasons, among other:

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

The Company disclaims any obligation to update the forward-looking statements contained or incorporated by reference herein.


                                      (34)

Recent Transactions - Cablevision Systems Corporation

1998 Acquisitions. In March 1998, the Company acquired certain cable television systems in New York and New Jersey from TCI. See also "Recent Transactions - CSC Holdings, Inc." below.

Recent Transactions - CSC Holdings, Inc.

1998 Acquisitions. In December 1998, CSC Holdings acquired the net assets of Clearview Cinema Group, Inc. ("Clearview") and certain assets from Loews Cineplex Entertainment Corporation ("Loews"). In February 1998, Cablevision Electronics acquired substantially all of the assets associated with 40 The Wiz consumer electronics store locations. In addition, in June 1998, CSC Holdings purchased 50% of ITT's remaining minority interest in Madison Square Garden.

1998 Dispositions. In 1998, CSC Holdings completed the sale of substantially all of the assets of U.S. Cable Television Group, L.P. ("U.S. Cable") and the sale of several smaller cable television systems. Also in 1998, CSC Holdings transferred its cable television system in Rensselaer, New York plus approximately $16 million in cash in exchange for Time Warner's Litchfield, Connecticut system. In addition, Rainbow Media completed the sale of an interest in a regional sports programming business.

1997 Acquisitions and Transactions. In April 1997, CSC Holdings exchanged 25% of its interest in Rainbow Media for NBC's interest in certain of Rainbow Media's programming entities. In June 1997, CSC Holdings redeemed a portion of ITT's interest in Madison Square Garden which increased Rainbow Media's interest in Madison Square Garden from 50% to 89.8%. In June 1997, CSC Holdings acquired from Warburg Pincus the equity interest that Warburg Pincus had in certain cable television systems in Massachusetts giving the Company full ownership of these systems. In July 1997, CSC Holdings acquired from Warburg Pincus the Series A Preferred Stock of A-R Cable Services, Inc. ("A-R Cable") which resulted in the consolidation of A-R Cable's operations from the date of the transaction. In December 1997, Rainbow Media completed certain transactions with Fox/Liberty Networks, LLC ("Fox/Liberty"). Also in December 1997, Madison Square Garden acquired all of the membership interests in Radio City Entertainment.

1997 Dispositions. In 1997, CSC Holdings completed the sale of certain cable television systems and Rainbow Media completed the sale of the assets of a radio station.

The above transactions completed in 1997 and 1998 are collectively referred to as the "Net Acquisitions."


                                      (35)

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA

                                                                        Cablevision Systems Corporation
                                                          -----------------------------------------------------------
                                                                            Years Ended December 31,
                                                          -----------------------------------------------------------
                                                                       1998                           1997
                                                          ----------------------------   ----------------------------    (Increase)
                                                                              % of Net                       % of Net     Decrease
                                                             Amount           Revenues       Amount          Revenues    in Net loss
                                                             ------           --------       ------          --------    -----------
                                                                      (Dollars in thousands)
Revenues ..............................................   $ 3,265,143            100%    $ 1,949,358            100%    $ 1,315,785

Operating expenses:
   Technical and operating (including cost of sales
        of $390,751 in 1998) ..........................     1,659,537             51         853,800             44        (805,737)
   Selling, general & administrative ..................       882,816             27         514,574             26        (368,242)
   Depreciation and amortization ......................       734,107             22         499,809             26        (234,298)
                                                          -----------                    -----------                    -----------
Operating profit (loss) ...............................       (11,317)            --          81,175              4         (92,492)
Other income (expense):
   Interest expense, net ..............................      (402,374)           (12)       (363,208)           (19)        (39,166)
   Share of affiliates' net loss ......................       (37,368)            (1)        (27,165)            (1)        (10,203)
   Gain on sale of programming interests and cable
       assets, net ....................................       170,912              5         372,053             19        (201,141)
   Gain on redemption of subsidiary preferred stock ...            --             --         181,738              9        (181,738)
   Write off of deferred interest and financing costs .       (23,482)            (1)        (24,547)            (1)          1,065
   Provision for preferential payment to related party           (980)            --         (10,083)            --           9,103
   Minority interests .................................      (124,677)            (4)       (209,461)           (11)         84,784
   Miscellaneous, net .................................       (19,218)            (1)        (12,606)            (1)         (6,612)
                                                          -----------                    -----------                    -----------
Net loss ..............................................   $  (448,504)           (14)%   $   (12,104)            (1)%   $  (436,400)
                                                          ===========                    ===========                    ===========

OTHER OPERATING DATA:

Operating profit before depreciation
   and amortization (1) ...............................   $   722,790                    $   580,984
Net cash provided by operating activities (2) .........       400,072                        241,463
Net cash used in investing activities (2) .............      (468,423)                      (248,616)
Net cash provided by (used in) financing activities (2)      (167,964)                       405,682

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

(2)   See Item 8. - "Consolidated Statements of Cash Flows."


                                      (36)

Comparison of Year Ended December 31, 1998 Versus Year Ended December 31, 1997.

Consolidated Results - Cablevision Systems Corporation

Revenues for the year ended December 31, 1998 increased $1,315.8 million (67%) as compared to revenues for the prior year. Approximately $1,093.7 million (56%) of the increase was attributable to the Net Acquisitions; approximately $88.8 million (5%) resulted from higher revenue per subscriber; and approximately $101.1 million (5%) was from increases in other revenue sources such as Rainbow Media's programming services, advertising on the Company's cable television systems, revenue derived from the developing commercial telephone business and revenue recognized in connection with the At Home transaction. The remaining increase of $32.2 million (1%) was attributable to internal growth of 67,300 in the average number of subscribers during the year.

Technical and operating expenses (including cost of sales) for 1998 increased $805.7 million (94%) over the 1997 amount. Approximately $708.4 million (83%) was attributable to the Net Acquisitions, with the remaining $97.3 million (11%) attributable to increased costs directly associated with the growth in subscribers and revenues discussed above, as well as to increases in programming costs for cable television services. As a percentage of revenues, technical and operating expenses increased 7% during 1998 as compared to 1997.

Selling, general and administrative expenses increased $368.2 million (72%) for 1998 as compared to the 1997 level. Approximately $212.8 million (41%) was directly attributable to the Net Acquisitions and $74.7 million (15%) was due to charges related to an incentive stock plan. The remaining $80.7 million (16%) increase resulted from higher customer service, administrative and sales and marketing costs. As a percentage of revenues, selling, general and administrative expenses increased 1% in 1998 compared to 1997. Excluding the effects of the incentive stock plan, as a percentage of revenues such costs decreased 1%.

Operating profit before depreciation and amortization increased $141.8 million (24%) to $722.8 million for 1998 from $581.0 million for 1997. The Net Acquisitions contributed approximately $172.4 million (29%) of the increase. This increase was partially offset by a decrease of $30.6 million (5%) resulting from the combined effect of the revenue and expense changes discussed above. On a pro forma basis, giving effect to the Net Acquisitions as if they had occurred on January 1, 1997 and excluding the incentive stock plan charges referred to above, operating profit before depreciation and amortization would have increased 11.2% in 1998. Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income (loss) and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

Depreciation and amortization expense increased $234.3 million (47%) during 1998 as compared to 1997. Approximately $212.6 million (43%) of the increase was directly attributable to the Net Acquisitions. The remaining $21.7 million (4%) increase resulted primarily from depreciation on


                                      (37)
new plant assets, offset by a decrease in amortization expense resulting from certain intangible assets becoming fully amortized during 1998.

Net interest expense increased $39.2 million (11%) during 1998 compared to 1997. The net increase is primarily attributable to debt incurred to fund acquisitions and capital expenditures, partly offset by lower interest rates.

Share of affiliates' net losses increased to $37.4 million for 1998 from $27.2 million in 1997. For the year ended December 31, 1998, such amount consisted of the Company's share of the net profits and losses of certain programming businesses in which the Company has varying minority ownership interests. For the year ended December 31, 1997, such amount consisted primarily of the Company's share of net losses in certain cable affiliates for the period prior to consolidation ($37.9 million) and the Company's share of the net profits in certain programming businesses in which the Company had varying ownership interests.

Gain on sale of programming interests and cable assets for the year ended December 31, 1998 consists primarily of a gain of $153.3 million from the disposition of certain cable television systems and $17.7 million from the sale of an interest in a regional sports programming business. For the year ended December 31, 1997, the gain consists primarily of a gain of approximately $305.0 million resulting from the Fox/Liberty transactions, a gain of approximately $59.0 million resulting from the sale of certain cable television systems, and a gain of approximately $7.4 million from the sale of Rainbow Media's radio station.

Gain on redemption of subsidiary preferred stock for the year ended December 31, 1997 represents the gain recognized upon the redemption of A-R Cable's Series A Preferred Stock of $181.7 million. Such gain represents primarily the reversal of accrued preferred dividends in excess of amounts paid.

Write off of deferred interest and financing costs of $23.5 million in 1998 consists principally of the premium of $14.9 million paid to redeem Clearview's senior notes payable. Additionally, in 1998 the Company wrote off deferred financing costs of $4.7 million in connection with amendments to the Company's credit agreements. The write off of deferred interest and financing costs of $24.5 million in 1997 consists principally of the payment of a premium of $8.4 million to redeem the Company's 10 3/4% Senior Subordinated Debentures due 2004 and the write off of $5.3 million in deferred financing costs in connection with such redemption. In addition, the Company wrote off deferred financing costs of $4.1 million in connection with the repayment of Cablevision of Ohio's bank debt and $6.5 million in connection with the amendment to and repayment of the term loans of the Madison Square Garden credit facility.

Provision for preferential payment to related party consists of the expensing of the proportionate amount due with respect to an annual payment to Charles F. Dolan made in connection with the acquisition of Cablevision of New York City. Effective March 4, 1998 these preferential payments were terminated upon the retirement of Mr. Dolan's preferred interest.

Minority interests for the year ended December 31, 1998 include CSC Holdings' preferred stock dividend requirements, Fox Liberty's 40% share of the net income of Regional Programming


                                      (38)

Partners, ITT's share of the net loss of Madison Square Garden and NBC's share of the net loss of Rainbow Media. Minority interests for the year ended December 31, 1997 include CSC Holdings' preferred stock dividend requirements, Fox Liberty's 40% share of the net income of Regional Programming Partners since the date of the transaction, ITT's share of the net income of Madison Square Garden since the date of acquisition and NBC's 25% share of the net income of Rainbow Media since the date of the transaction.

Net miscellaneous expense increased to $19.2 million for the year ended December 31, 1998 compared to $12.6 million for the prior year. Approximately $9.6 million of the increase related to federal alternative minimum taxes and state income taxes. The remaining decrease of $3.0 million reflects a reduction in various other miscellaneous items.

Business Segments Results - Cablevision Systems Corporation

The Company classifies its business interests into three fundamental areas:
Telecommunication Services, consisting principally of its cable television, telephone and modem services operations; Rainbow Media, consisting principally of interests in cable television programming networks and MSG, which owns and operates professional sports teams, regional cable television networks, live productions and entertainment venues; and Retail Electronics, which represents the operations of Cablevision Electronics' retail electronics stores. The Company allocates certain costs to each segment based upon their proportionate estimated usage of services.

Telecommunication Services

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for the Company's telecommunication services segment.

                                                                   Years Ended December 31,
                                                 ----------------------------------------------------------
                                                              1998                          1997
                                                 ---------------------------    ---------------------------
                                                                      % of                          % of
                                                    Amount          Revenues      Amount           Revenues
                                                    ------          --------      ------           --------
                                                                   (dollars in thousands)
                                                                   ----------------------
Revenues                                         $1,888,855            100%     $1,366,668            100%
Operating expenses                                  769,842             41         552,355             41
Selling, general and administrative expenses        432,435             23         301,762             22
Depreciation and amortization                       547,629             29         399,056             29
                                                 ==========                     ==========
       Operating profit                          $  138,949              7%     $  113,495              8%
                                                 ==========                     ==========

Revenues for the year ended December 31, 1998 increased $522.2 million (38%) as compared to revenues for the prior year. Approximately $333.4 million (24%) of the increase was attributable to the Net Acquisitions; approximately $88.8 million (7%) resulted from higher revenue per subscriber and approximately $32.2 million (2%) was attributable to internal growth of 67,300 in the average number of subscribers during the year. Approximately $56.3 million (4%) was attributable to revenues from the Company's developing telephone business and revenue


                                      (39)
recognized in connection with the At Home transaction. The remaining increase of approximately $11.5 million (1%) resulted from other revenue sources.

Operating expenses for 1998 increased $217.5 million (39%) over the 1997 amount. Approximately $137.2 million (25%) was attributable to the Net Acquisitions, with the remaining $80.3 million (14%) attributable to increased costs directly associated with the growth in subscribers and revenues discussed above, as well as to increases in programming costs for cable television services. As a percentage of revenues, operating expenses remained relatively constant during 1998 as compared to 1997.

Selling, general and administrative expenses increased $130.7 million (43%) for 1998 as compared to the 1997 level. Approximately $48.8 million (16%) was directly attributable to the Net Acquisitions and $36.1 million (12%) was due to charges related to an incentive stock plan. The remaining $45.8 million (15%) increase resulted from higher customer service, administrative and sales and marketing costs. As a percentage of revenues, selling, general and administrative expenses increased 1% in 1998 compared to 1997. Excluding the effects of the incentive stock plan, as a percentage of revenues such costs decreased 1%.

Depreciation and amortization expense increased $148.6 million (37%) during 1998 as compared to 1997. Approximately $135.6 million (34%) of the increase was directly attributable to the Net Acquisitions. The remaining $13.0 million (3%) increase resulted primarily from depreciation on new plant assets, partially offset by a decrease in amortization expense resulting from certain intangible assets becoming fully amortized during 1998.

Rainbow Media

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for Rainbow Media.

                                                                   Years Ended December 31,
                                                 ----------------------------------------------------------
                                                              1998                          1997
                                                 ---------------------------    ---------------------------
                                                                      % of                          % of
                                                    Amount          Revenues      Amount           Revenues
                                                    ------          --------      ------           --------
                                                                   (dollars in thousands)
                                                                   ----------------------
Revenues                                         $ 1,007,639           100%     $   637,648           100%
Operating expenses                                   590,151            58          351,578            55
Selling, general and administrative expenses         351,727            35          214,912            34
Depreciation and amortization                        166,661            17           90,634            14
                                                 ===========                    ===========
       Operating loss                            $  (100,900)          (10)%    $   (19,476)           (3)%
                                                 ===========                    ===========

Revenues for the year ended December 31, 1998 increased $370.0 million (58%) as compared to revenues for the prior year. Approximately $332.5 million (52%) of the increase was attributable to the Net Acquisitions; approximately $24.8 million (4%) resulted from internal growth in programming network subscribers; and approximately $7.4 million (1%) from an increase in cable television advertising sales. The remaining increase of $5.3 million (1%) was primarily attributable to the launch of new programming networks.


                                      (40)

Operating expenses for 1998 increased $238.6 million (68%) over the 1997 amount. Approximately $218.0 million (62%) was attributable to the Net Acquisitions, with the remaining $20.6 million (6%) attributable to increased costs directly associated with the growth in revenues discussed above. As a percentage of revenues, operating expenses increased 3% during 1998 as compared to 1997.

Selling, general and administrative expenses increased $136.8 million (64%) for 1998 as compared to the 1997 level. Approximately $70.2 million (33%) was directly attributable to the Net Acquisitions and $38.5 million (18%) was due to charges related to an incentive stock plan. The remaining $28.1 million (13%) increase was primarily attributable to sales and marketing initiatives related to the promotion of new and established programming networks and from higher administrative costs. As a percentage of revenues, selling, general and administrative expenses increased 1% in 1998 compared to 1997. Excluding the effects of the incentive stock plan, as a percentage of revenues such costs decreased 1%.

Depreciation and amortization expense increased $76.0 million (84%) during 1998 as compared to 1997. Approximately $71.4 million (79%) of the increase was directly attributable to the Net Acquisitions. The remaining $4.6 million (5%) increase resulted primarily from depreciation on new fixed assets.

Retail Electronics

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for the Company's retail electronics segment, Cablevision Electronics. The information presented is for the period from the date of acquisition, February 9, 1998 through December 31, 1998.

                                                 Period Ended December 31, 1998
                                                 ------------------------------
                                                   Amount         % of Revenue
                                                   ------         ------------
                                                     (dollars in thousands)
                                                     ----------------------
          Revenues                               $   464,388          100%
          Cost of sales                              390,751           84
          Selling, general and administrative
          expenses                                    93,803           20
          Depreciation and amortization                4,293            1
                                                 ===========
               Operating loss                    $   (24,459)          (5)%
                                                 ===========

Revenues for the period ended December 31, 1998 amounted to approximately $464.4 million. Approximately $179.5 million (39%) was derived from the sale of video equipment, $112.8 million (24%) from the sale of audio equipment and $94.6 million (20%) from the sale of home office equipment. The remaining $77.5 million (17%) of the revenue was derived from the sale of compact disks and other pre-recorded music, digital video disks, VHS video and other pre-recorded movies and warranty and service contracts.


                                      (41)

Cost of sales for 1998 amounted to approximately $390.8 million (84% of revenues) from the date of acquisition through December 31, 1998. Cost of sales includes the cost of merchandise sold, including freight costs incurred, as well as store occupancy and buying costs.

Selling, general and administrative expenses amounted to approximately $93.8 million (20% of revenues) from the date of acquisition through December 31, 1998. Selling, general and administrative expenses consist of all retail store expenses, including the salaries and commissions of sales personnel, the costs of advertising, operating the distribution center and corporate support functions.

Depreciation and amortization expense amounted to approximately $4.3 million (1% of revenues) from the date of acquisition through December 31, 1998. Depreciation and amortization expense includes the depreciation of all property and equipment and the amortization of intangible assets which resulted from the acquisition.


                                      (42)

STATEMENT OF OPERATIONS DATA

                                                                      Cablevision Systems Corporation
                                                         ----------------------------------------------------------
                                                                           Years Ended December 31,
                                                         ----------------------------------------------------------
                                                                      1997                           1996
                                                         ---------------------------    ---------------------------      (Increase)
                                                                            % of Net                       % of Net       Decrease
                                                            Amount          Revenues       Amount          Revenues     in Net loss
                                                            ------          --------       ------          --------     -----------
                                                                                 (Dollars in thousands)
Revenues ............................................... $ 1,949,358            100%    $ 1,315,142            100%    $   634,216

Operating expenses:
   Technical and operating .............................     853,800             44         538,272             41        (315,528)
   Selling, general & administrative ...................     514,574             26         313,476             24        (201,098)
   Depreciation and amortization .......................     499,809             26         388,982             29        (110,827)
                                                         -----------                    -----------                    -----------
Operating profit .......................................      81,175              4          74,412              6           6,763
Other income (expense):
   Interest expense, net ...............................    (363,208)           (19)       (265,015)           (20)        (98,193)
   Share of affiliates' net loss .......................     (27,165)            (1)        (82,028)            (6)         54,863
   Gain on sale of programming interests and cable
        assets, net ....................................     372,053             19              --             --         372,053
   Gain on redemption of subsidiary preferred stock ....     181,738              9              --             --         181,738
   Write off of deferred interest and financing costs ..     (24,547)            (1)        (37,784)            (3)         13,237
   Provision for preferential payment to related party .     (10,083)            --          (5,600)            --          (4,483)
   Minority interests ..................................    (209,461)           (11)       (137,197)           (11)        (72,264)
   Miscellaneous, net ..................................     (12,606)            (1)         (6,647)            (1)         (5,959)
                                                         -----------                    -----------                    -----------
Net income (loss) ...................................... $   (12,104)            (1)%   $  (459,859)           (35)%   $   447,755
                                                         ===========                    ===========                    ===========

OTHER OPERATING DATA:

Operating profit before depreciation
   and amortization (1) ................................ $   580,984                    $   463,394
Net cash provided by operating activities (2) ..........     241,463                        170,114
Net cash used in investing activities (2) ..............    (248,616)                      (741,748)
Net cash provided by financing activities (2) ..........     405,682                        567,914

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

(2)   See Item 8. - "Consolidated Statements of Cash Flows."


                                      (43)

Comparison of Year Ended December 31, 1997 Versus Year Ended December 31, 1996.

Cablevision Systems Corporation

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

Selling, general and administrative expenses increased $201.1 million (64%) for 1997 as compared to the 1996 level. Approximately 34% was directly attributable to the Net Acquisitions and 21% was due to charges related to an incentive stock plan. The remaining 9% increase resulted from higher customer service, administrative and sales and marketing costs. As a percentage of revenues, selling, general and administrative expenses increased 2% in 1997 compared to 1996. Excluding the effects of the incentive stock plan, as a percentage of revenues such costs decreased 1%.

Operating profit before depreciation and amortization increased $117.6 million (25%) to $581.0 million for 1997 from $463.4 million for 1996. Approximately $126.3 million (27%) of the increase was attributable to the Net Acquisitions. The remaining decrease of $8.7 million (2%) resulted from the combined effect of the revenue and expense changes discussed above. On a pro forma basis, giving effect to the Net Acquisitions as if they had occurred on January 1, 1996 and excluding the incentive stock plan charges referred to above, operating profit before depreciation and amortization would have increased 14% in 1997. Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

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


                                      (44)

Net interest expense increased $98.2 million (37%) during 1997 compared to 1996. Approximately 35% of the increase is attributable to the Net Acquisitions. The remaining increase of 2% is due to higher debt balances, partly offset by lower interest rates on bank debt.

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

Gain on sale of programming interests and cable assets for the year ended December 31, 1997 consists primarily of a gain of approximately $305.0 million resulting from the Fox/Liberty transactions, a gain of approximately $59.0 million resulting from the sale of certain cable television systems and a gain of approximately $7.4 million from the sale of Rainbow Media's radio station.

Gain on redemption of subsidiary preferred stock for the year ended December 31, 1997 represents the gain recognized upon the redemption of A-R Cable's Series A Preferred Stock of $181.7 million. Such gain represents primarily the reversal of accrued preferred dividends in excess of amounts paid.

Write off of deferred interest and financing costs of $24.5 million in 1997 consist principally of the payment of a premium of $8.4 million to redeem the Company's 10 3/4% Senior Subordinated Debentures due 2004 and the write off of $5.3 million in deferred financing costs in connection with such redemption. In addition, the Company wrote off deferred financing costs of $4.1 million in connection with the repayment of Cablevision of Ohio's bank debt and $6.5 million in connection with the amendment to and repayment of the term loans of the Madison Square Garden credit facility. Write off of deferred interest and financing costs of $37.8 million for 1996 consist principally of $24 million related to a refinancing of the Company's subsidiary, V Cable, Inc. and approximately $10.7 million related to the replacement of the Company's former $1.5 billion Restricted Group credit facility with a new $1.7 billion credit facility.

Provision for preferential payment to related party consists of the expensing of the proportionate amount due with respect to an annual payment to Charles F. Dolan made in connection with the acquisition of Cablevision of New York City. Effective March 4, 1998, these preferential payments were terminated upon the retirement of Mr. Dolan's preferred interest.

Minority interest for the year ended December 31, 1997 represents CSC Holdings' preferred stock dividend requirements, Fox Liberty's 40% share of the net income of Regional Programming Partners since the date of the transaction, ITT's share of the net income of Madison Square Garden since the date of acquisition and NBC's 25% share of the net income of Rainbow Media since the date of the transaction. For 1996, the minority interest represented CSC Holdings' preferred stock dividend requirements and NBC's 25% share of the net income of American Movie Classics.


                                      (45)

Results of Operations - CSC Holdings, Inc.

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA

                                                                                CSC Holdings, Inc.
                                                          -----------------------------------------------------------
                                                                             Years Ended December 31,
                                                          -----------------------------------------------------------
                                                                       1998                          1997
                                                          ----------------------------   ----------------------------    (Increase)
                                                                              % of Net                      % of Net      Decrease
                                                             Amount           Revenues       Amount          Revenues   in Net loss
                                                             ------           --------       ------          --------   -----------
                                                                             (Dollars in thousands)
Revenues ...............................................  $ 2,912,419            100%    $ 1,949,358            100%    $   963,061

Operating expenses:
   Technical and operating (including cost of sales
        of $390,751 in 1998 ............................    1,524,555             52         853,800             44        (670,755)
   Selling, general & administrative ...................      820,015             28         514,574             26        (305,441)
   Depreciation and amortization .......................      577,635             20         499,809             26         (77,826)
                                                          -----------                    -----------                    -----------
Operating profit (loss) ................................       (9,786)            --          81,175              4         (90,961)
Other income (expense):
   Interest expense, net ...............................     (369,072)           (13)       (363,208)           (19)         (5,864)
   Share of affiliates' net loss .......................      (37,368)            (1)        (27,165)            (1)        (10,203)
   Gain on sale of programming interests and cable
        assets, net ....................................      171,127              6         372,053             19        (200,926)
   Gain on redemption of subsidiary preferred stock ....           --             --         181,738              9        (181,738)
   Write off of deferred interest and financing costs ..      (23,482)            (1)        (24,547)            (1)          1,065
   Provision for preferential payment to related party .         (980)            --         (10,083)            --           9,103
   Minority interests ..................................       48,378              2         (60,694)            (3)        109,072
   Miscellaneous, net ..................................      (18,350)            (1)        (12,606)            (1)         (5,744)
                                                          -----------                    -----------                    -----------
Net income (loss) ......................................  $  (239,533)            (8)%   $   136,663              7%    $  (376,196)
                                                          ===========                    ===========                    ===========

OTHER OPERATING DATA:

Operating profit before depreciation
   and amortization (1) ................................  $   567,849                    $   580,984
Net cash provided by operating activities (2) ..........      249,496                        271,687
Net cash used in investing activities (2) ..............     (387,618)                      (248,616)
Net cash provided by (used in) financing activities (2)       (98,320)                       375,458

----------
(1) Operating profit before depreciation and amortization is presented here to provide additional information about CSC Holdings' ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

(2)   See Item 8. - "Consolidated Statements of Cash Flows."


                                      (46)

Comparison of Year Ended December 31, 1998 Versus Year Ended December 31, 1997.

Consolidated Results - CSC Holdings, Inc.

Revenues for the year ended December 31, 1998 increased $963.1 million (49%) as compared to revenues for the prior year. Approximately $741.0 million (38%) of the increase was attributable to the Net Acquisitions; approximately $88.8 million (5%) resulted from higher revenue per subscriber; and approximately $101.1 million (5%) was from increases in other revenue sources such as Rainbow Media's programming services, advertising on CSC Holdings' cable television systems, revenue derived from the developing commercial telephone business and revenue recognized in connection with the At Home transaction. The remaining increase of $32.2 million (1%) was attributable to internal growth of 67,300 in the average number of subscribers during the year.

Technical and operating expenses (including cost of sales) for 1998 increased $670.8 million (79%) over the 1997 amount. Approximately $573.5 million (67%) was attributable to the Net Acquisitions, with the remaining $97.3 million (12%) attributable to increased costs directly associated with the growth in subscribers and revenues discussed above, as well as to increases in programming costs for cable television services. As a percentage of revenues, technical and operating expenses increased 8% during 1998 as compared to 1997.

Selling, general and administrative expenses increased $305.4 million (59%) for 1998 as compared to the 1997 level. Approximately $150.0 million (28%) was directly attributable to the Net Acquisitions and $74.7 million (15%) was due to increased charges related to an incentive stock plan. The remaining $80.7 million (16%) increase resulted from higher customer service, administrative and sales and marketing costs. As a percentage of revenues, selling, general and administrative expenses increased 2% in 1998 compared to 1997. Excluding the effects of the incentive stock plan, as a percentage of revenues such costs remained relatively constant.

Operating profit before depreciation and amortization decreased $13.1 million (2%) to $567.9 million for 1998 from $581.0 million for 1997. Approximately $30.6 million of the decrease resulted from the combined effect of the revenue and expense changes discussed above, partially offset by an increase of $17.5 million attributable to the Net Acquisitions. On a pro forma basis, giving effect to the Net Acquisitions as if they had occurred on January 1, 1997 and excluding the incentive stock plan charges referred to above, operating profit before depreciation and amortization would have increased 11.5% in 1998. Operating profit before depreciation and amortization is presented here to provide additional information about CSC Holdings' ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income (loss) and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

Depreciation and amortization expense increased $77.8 million (16%) during 1998 as compared to 1997. Approximately $56.1 million (12%) of the increase was directly attributable to the Net Acquisitions. The remaining $21.7 million (4%) increase resulted primarily from depreciation on


                                      (47)
new plant assets, offset by a decrease in amortization expense resulting from certain intangible assets becoming fully amortized during 1998.

Net interest expense increased $5.9 million (2%) during 1998 compared to 1997. The net increase is primarily attributable to debt incurred to fund acquisitions and capital expenditures, partly offset by lower interest rates.

Share of affiliates' net losses increased to $37.4 million for 1998 from $27.2 million in 1997. For the year ended December 31, 1998, such amount consisted of CSC Holdings' share of the net profits and losses of certain programming businesses in which CSC Holdings has varying minority ownership interests. For the year ended December 31, 1997, such amount consisted primarily of CSC Holdings' share of net losses in certain cable affiliates for the period prior to consolidation ($37.9 million) and CSC Holdings' share of the net profits in certain programming businesses in which CSC Holdings had varying ownership interests.

Gain on sale of programming interests and cable assets for the year ended December 31, 1998 consists primarily of a gain of $153.4 million from the disposition of certain cable television systems and $17.7 million from the sale of an interest in a regional sports programming business. For the year ended December 31, 1997, the gain consists primarily of a gain of approximately $305.0 million resulting from the Fox/Liberty transactions, a gain of approximately $59.0 million resulting from the sale of certain cable television systems and a gain of approximately $7.4 million from the sale of Rainbow Media's radio station.

Gain on redemption of subsidiary preferred stock for the year ended December 31, 1997 represents the gain recognized upon the redemption of A-R Cable's Series A Preferred Stock of $181.7 million. Such gain represents primarily the reversal of accrued preferred dividends in excess of amounts paid.

Write off of deferred interest and financing costs of $23.5 million in 1998 consists principally of the premium of $14.9 million paid to redeem Clearview's senior notes payable. Additionally, in 1998 CSC Holdings wrote off deferred financing costs of $4.7 million in connection with amendments to CSC Holdings' credit agreements. The write off of deferred interest and financing costs of $24.5 million in 1997 consists principally of the payment of a premium of $8.4 million to redeem CSC Holdings' 10-3/4% Senior Subordinated Debentures due 2004 and the write off of $5.3 million in deferred financing costs in connection with such redemption. In addition, CSC Holdings wrote off deferred financing costs of $4.1 million in connection with the repayment of Cablevision of Ohio's bank debt and $6.5 million in connection with the amendment to and repayment of the term loans of the Madison Square Garden credit facility.

Provision for preferential payment to related party consists of the expensing of the proportionate amount due with respect to an annual payment to Charles F. Dolan made in connection with the acquisition of Cablevision of New York City. Effective March 4, 1998, these preferential payments were terminated upon the retirement of Mr. Dolan's preferred interest.

Minority interests for the year ended December 31, 1998 include Fox Liberty's 40% share of the net income of Regional Programming Partners, ITT's share of the net loss of Madison Square


                                      (48)

Garden and NBC's share of the net loss of Rainbow Media. Minority interests for the year ended December 31, 1997 include Fox Liberty's 40% share of the net income of Regional Programming Partners since the date of the transaction, ITT's share of the net income of Madison Square Garden since the date of acquisition and NBC's 25% share of the net income of Rainbow Media since the date of the transaction.

Net miscellaneous expense increased to $18.4 million for the year ended December 31, 1998 compared to $12.6 million for the prior year. Approximately $9.6 million of the increase related to federal alternative minimum taxes and state income taxes. The remaining decrease of $3.8 million reflects a reduction in various other miscellaneous items.

Business Segments Results - CSC Holdings, Inc.

CSC Holdings classifies its business interests into three fundamental areas:
Telecommunication Services, consisting principally of its cable television, telephone and modem services operations; Rainbow Media, consisting principally of interests in cable television programming networks and MSG, which owns and operates professional sports teams, regional cable television networks, live productions and entertainment venues; and Retail Electronics, which represents the operations of Cablevision Electronics' retail electronics stores.

Telecommunication Services

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for CSC Holdings' telecommunication services segment.

                                                          Years Ended December 31,
                                               --------------------------------------------
                                                          1998                 1997
                                               ----------------------  --------------------
                                                               % of                  % of
                                                  Amount     Revenues     Amount   Revenues
                                                  ------     --------     ------   --------
                                                           (dollars in thousands)
                                                           ----------------------
Revenues                                       $ 1,513,393     100%    $ 1,366,668   100%
Operating expenses                                 612,122      41         552,355    41
Selling, general and administrative expenses       369,634      24         301,762    22
Depreciation and amortization                      391,157      26         399,056    29
                                               -----------             -----------
       Operating profit                        $   140,480       9%    $   113,495     8%
                                               ===========             ===========

Revenues for the year ended December 31, 1998 increased $146.7 million (11%) as compared to revenues for the prior year. Approximately $88.8 million (7%) of the increase resulted from higher revenue per subscriber and approximately $32.2 million (2%) was attributable to internal growth of 67,300 in the average number of subscribers during the year. Approximately $56.3 million (4%) was attributable to CSC Holdings' developing telephone business and revenue recognized in connection with the At Home transaction. The remaining increase of approximately $11.5 million


                                      (49)

(1%) resulted from other revenue sources. These increases were offset by a decrease of approximately $42.1 million (3%) as a result of the Net Acquisitions.

Operating expenses for 1998 increased $59.8 million (11%) over the 1997 amount. An approximate $80.3 million (15%) increase was attributable to increased costs directly associated with the growth in subscribers and revenues discussed above, as well as to increases in programming costs for cable television services. This increase was partially offset by a decrease of $20.5 million (4%) as a result of the Net Acquisitions. As a percentage of revenues, operating expenses remained relatively constant during 1998 as compared to 1997.

Selling, general and administrative expenses increased $67.9 million (22%) for 1998 as compared to the 1997 level. Approximately $36.1 million (12%) was due to charges related to an incentive stock plan and approximately $45.8 million (15%) resulted from higher customer service, administrative and sales and marketing costs. These increases were partially offset by a decrease of approximately $14.0 million (5%) as a result of the Net Acquisitions. As a percentage of revenues, selling, general and administrative expenses increased 2% in 1998 compared to 1997. Excluding the effects of the incentive stock plan, as a percentage of revenues such costs remained relatively constant.

Depreciation and amortization expense decreased $7.9 million (2%) during 1998 as compared to 1997. The net decrease was comprised primarily of a $20.8 million (5%) decrease directly attributable to the Net Acquisitions and a $12.9 million (3%) increase resulting primarily from depreciation on new plant assets, partially offset by a decrease in amortization expense resulting from certain intangible assets becoming fully amortized during 1998.

Rainbow Media

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for Rainbow Media.

                                                          Years Ended December 31,
                                               --------------------------------------------
                                                          1998                 1997
                                               ----------------------  --------------------
                                                               % of                  % of
                                                  Amount     Revenues     Amount   Revenues
                                                  ------     --------     ------   --------
                                                           (dollars in thousands)
                                                           ----------------------
Revenues                                       $ 1,007,639     100%    $  637,648    100%
Operating expenses                                 590,151      58        351,578     55
Selling, general and administrative expenses       351,727      35        214,912     34
Depreciation and amortization                      166,661      17         90,634     14
                                               -----------             ----------
       Operating loss                          $  (100,900)    (10)%   $  (19,476)    (3)%
                                               ===========             ==========

Revenues for the year ended December 31, 1998 increased $370.0 million (58%) as compared to revenues for the prior year. Approximately $332.5 million (52%) of the increase was attributable to the Net Acquisitions; approximately $24.8 million (4%) resulted from internal growth in programming network subscribers; and approximately $7.4 million (1%) from an increase in cable


                                      (50)
television advertising sales. The remaining increase of $5.3 million (1%) was primarily attributable to the launch of new programming networks.

Operating expenses for 1998 increased $238.6 million (68%) over the 1997 amount. Approximately $218.0 million (62%) was attributable to the Net Acquisitions, with the remaining $20.6 million (6%) attributable to increased costs directly associated with the growth in revenues discussed above. As a percentage of revenues, operating expenses increased 3% during 1998 as compared to 1997.

Selling, general and administrative expenses increased $136.8 million (64%) for 1998 as compared to the 1997 level. Approximately $70.2 million (33%) was directly attributable to the Net Acquisitions and $38.5 million (18%) was due to charges related to an incentive stock plan. The remaining $28.1 million (13%) increase was primarily attributable to sales and marketing initiatives related to the promotion of new and established programming networks and from higher administrative costs. As a percentage of revenues, selling, general and administrative expenses increased 1% in 1998 compared to 1997. Excluding the effects of the incentive stock plan, as a percentage of revenues such costs decreased 1%.

Depreciation and amortization expense increased $76.0 million (84%) during 1998 as compared to 1997. Approximately $71.4 million (79%) of the increase was directly attributable to the Net Acquisitions. The remaining $4.6 million (5%) increase resulted primarily from depreciation on new fixed assets.

Retail Electronics

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for CSC Holdings' retail electronics segment, Cablevision Electronics. The information presented is for the period from the date of acquisition, February 9, 1998 through December 31, 1998.

                                                Period Ended December 31, 1998
                                                ------------------------------
                                                     Amount     % of Revenue
                                                     ------     ------------
                                                   (dollars in thousands)
                                                   ----------------------

          Revenues                                 $ 464,388        100%
          Cost of sales                              390,751         84
          Selling, general and administrative
          expenses                                    93,803         20
          Depreciation and amortization                4,293          1
                                                   ---------
               Operating loss                      $ (24,459)        (5)%
                                                   =========

Revenues for the period ended December 31, 1998 amounted to approximately $464.4 million. Approximately $179.5 million (39%) was derived from the sale of video equipment, $112.8 million (24%) from the sale of audio equipment and $94.6 million (20%) from the sale of home office equipment. The remaining $77.5 million (17%) of the revenue was derived from the sale of compact disks and other pre-recorded music, digital video disks, VHS video and other pre-recorded movies and warranty and service contracts.


                                      (51)

Cost of sales for 1998 amounted to approximately $390.8 million (84% of revenues) from the date of acquisition through December 31, 1998. Cost of sales includes the cost of merchandise sold, including freight costs incurred, as well as store occupancy and buying costs.

Selling, general and administrative expenses amounted to approximately $93.8 million (20% of revenues) from the date of acquisition through December 31, 1998. Selling, general and administrative expenses consist of all retail store expenses, including the salaries and commissions of sales personnel, the costs of advertising, operating the distribution center and corporate support functions.

Depreciation and amortization expense amounted to approximately $4.3 million (1% of revenues) from the date of acquisition through December 31, 1998. Depreciation and amortization expense includes the depreciation of all property and equipment and the amortization of intangible assets which resulted from the acquisition.


                                      (52)

STATEMENT OF OPERATIONS DATA

                                                                                CSC Holdings, Inc.
                                                          -----------------------------------------------------------
                                                                             Years Ended December 31,
                                                          -----------------------------------------------------------
                                                                       1997                          1996
                                                          -----------------------------------------------------------    (Increase)
                                                                              % of Net                      % of Net      Decrease
                                                             Amount           Revenues       Amount          Revenues   in Net loss
                                                             ------           --------       ------          --------   -----------
                                                                             (Dollars in thousands)
Revenues ............................................... $ 1,949,358            100%    $ 1,315,142            100%    $   634,216

Operating expenses:
   Technical and operating .............................     853,800             44         538,272             41        (315,528)
   Selling, general & administrative ...................     514,574             26         313,476             24        (201,098)
   Depreciation and amortization .......................     499,809             26         388,982             29        (110,827)
                                                         -----------                    -----------                    -----------
Operating profit .......................................      81,175              4          74,412              6           6,763
Other income (expense):
   Interest expense, net ...............................    (363,208)           (19)       (265,015)           (20)        (98,193)
   Share of affiliates' net loss .......................     (27,165)            (1)        (82,028)            (6)         54,863
   Gain on sale of programming interests and cable
        assets, net ....................................     372,053             19              --             --         372,053
   Gain on redemption of subsidiary preferred stock ....     181,738              9              --             --         181,738
   Write off of deferred interest and financing costs ..     (24,547)            (1)        (37,784)            (3)         13,237
   Provision for preferential payment to related party .     (10,083)            --          (5,600)            --          (4,483)
   Minority interests ..................................     (60,694)            (3)         (9,417)            (1)        (51,277)
   Miscellaneous, net ..................................     (12,606)            (1)         (6,647)            (1)         (5,959)
                                                         -----------                    -----------                    -----------
Net income (loss) ...................................... $   136,663              7%    $  (332,079)           (25)%   $   468,742
                                                         ===========                    ===========                    ===========

OTHER OPERATING DATA:

Operating profit before depreciation
   and amortization (1) ................................ $   580,984                    $   463,394
Net cash provided by operating activities (2) ..........     271,687                        200,380
Net cash used in investing activities (2) ..............    (248,616)                      (741,748)
Net cash provided by financing activities (2) ..........     375,458                        537,648

----------
(1) Operating profit before depreciation and amortization is presented here to provide additional information about CSC Holdings' ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

(2)   See Item 8. - "Consolidated Statements of Cash Flows."


                                      (53)

Comparison of Year Ended December 31, 1997 Versus Year Ended December 31, 1996.

CSC Holdings, Inc.

Revenues for the year ended December 31, 1997 increased $634.2 million (48%) as compared to revenues for the prior year. Approximately $490.4 million (37%) of the increase was attributable to the Net Acquisitions; approximately $60.1 million (5%) resulted from higher revenue per subscriber; and approximately $50.9 million (4%) was from increases in other revenue sources such as Rainbow Media's programming services, advertising on CSC Holdings' cable television systems and revenue derived from the developing commercial telephony business. The remaining increase of $32.7 million (2%) was attributable to internal growth of 72,600 in the average number of subscribers during the year.

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

Selling, general and administrative expenses increased $201.1 million (64%) for 1997 as compared to the 1996 level. Approximately 34% was directly attributable to the Net Acquisitions and 21% was due to charges related to an incentive stock plan. The remaining 9% increase resulted from higher customer service, administrative and sales and marketing costs. As a percentage of revenues, selling, general and administrative expenses increased 2% in 1997 compared to 1996. Excluding the effects of the incentive stock plan, as a percentage of revenues such costs decreased 1%.

Operating profit before depreciation and amortization increased $117.6 million (25%) to $581.0 million for 1997 from $463.4 million for 1996. Approximately $126.3 million (27%) of the increase was attributable to the Net Acquisitions. The remaining decrease of $8.7 million (2%) resulted from the combined effect of the revenue and expense changes discussed above. On a pro forma basis, giving effect to the Net Acquisitions as if they had occurred on January 1, 1996 and excluding the incentive stock plan charges referred to above, operating profit before depreciation and amortization would have increased 14% in 1997. Operating profit before depreciation and amortization is presented here to provide additional information about CSC Holdings' ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

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


                                      (54)

Net interest expense increased $98.2 million (37%) during 1997 compared to 1996. Approximately 35% of the increase is attributable to the Net Acquisitions. The remaining increase of 2% is due to higher debt balances, partly offset by lower interest rates on bank debt.

Share of affiliates' net losses of $27.2 million for 1997 and $82.0 million for 1996 consist primarily of CSC Holdings' share of net losses in certain cable affiliates for the period prior to consolidation ($37.9 million in 1997 and $74.0 million in 1996) and CSC Holdings' net share of the profits and losses in certain programming businesses in which CSC Holdings has varying ownership interests, which share of net income (losses) amounted to $10.7 million in 1997 and $(8.0) million in 1996.

Gain on sale of programming interests and cable assets for the year ended December 31, 1997 consists primarily of a gain of approximately $305.0 million resulting from the Fox/Liberty transactions, a gain of approximately $59.0 million resulting from the sale of certain cable television systems and a gain of approximately $7.4 million from the sale of Rainbow Media's radio station.

Gain on redemption of subsidiary preferred stock for the year ended December 31, 1997 represents the gain recognized upon the redemption of A-R Cable's Series A Preferred Stock of $181.7 million. Such gain represents primarily the reversal of accrued preferred dividends in excess of amounts paid.

Write off of deferred interest and financing costs of $24.5 million in 1997 consist principally of the payment of a premium of $8.4 million to redeem CSC Holdings' 10 3/4% Senior Subordinated Debentures due 2004 and the write off of $5.3 million in deferred financing costs in connection with such redemption. In addition, CSC Holdings wrote off deferred financing costs of $4.1 million in connection with the repayment of Cablevision of Ohio's bank debt and $6.5 million in connection with the amendment to and repayment of the term loans of the Madison Square Garden credit facility. Write off of deferred interest and financing costs of $37.8 million for 1996 consists principally of $24 million related to a refinancing of CSC Holdings' subsidiary, V Cable, Inc. and approximately $10.7 million related to the replacement of CSC Holdings' former $1.5 billion Restricted Group credit facility with a new $1.7 billion credit facility.

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


                                      (55)

Other Items

Dividend requirements applicable to preferred stocks amounted to $148.8 million for 1997, representing an increase of $21.0 million for the year primarily due to CSC Holdings' issuances of preferred stock during the first quarter of 1996.

Liquidity and Capital Resources

Cablevision Systems Corporation does not have any operations independent of its subsidiaries. In addition, Cablevision Systems Corporation has no borrowings and does not have outstanding any securities other than its Class A Common Stock and Class B Common Stock, on which it does not intend to pay any dividends in the foreseeable future. Accordingly, Cablevision Systems Corporation does not have cash needs independent of the needs of its subsidiaries.

Cablevision Systems Corporation is structured as a restricted group and an unrestricted group of subsidiaries.

The Restricted Group includes all of CSC Holdings' cable operations in and around the greater New York City Metropolitan area, in and around the greater Cleveland, Ohio Metropolitan area and in and around the Boston, Massachusetts Metropolitan area and the commercial telephone operations of the Company's subsidiary, Cablevision Lightpath, Inc. on Long Island, New York. At December 31, 1998, the Restricted Group encompassed approximately 2,569,000 cable television subscribers, including approximately 49,000 subscribers in systems held for sale (see Note 3 - "Net Assets Held for Sale").

The Unrestricted Group principally includes the Company's cable television operations other than those included in the Restricted Group. At December 31, 1998, the Unrestricted Group encompassed approximately 843,000 cable television subscribers of the TCI Systems ("Unrestricted Cable"). Other Unrestricted Group subsidiaries ("Unrestricted Other") include Rainbow Media, including Madison Square Garden, and other companies engaged in certain development activities ("New Media"). Cablevision Electronics which acquired substantially all of the assets associated with 40 The Wiz consumer electronics store locations on February 9, 1998 and Cablevision Cinemas which owns the Company's motion picture theater assets are also included in the Unrestricted Group.

1999 Outlook

The Company forecasts capital investment of between $800 million and $900 million in its New York, Massachusetts and Ohio cable properties and Long Island commercial telephone business in 1999. The Company estimates that it will make approximately 75% of such investment in the New York area businesses. This investment includes startup capital for digital video services as well as the rebuild of approximately 40% more plant miles to 750 MHz in 1999 than that which was rebuilt in 1998. Additionally, the Company forecasts capital investments aggregating between $250 million and $300 million for its New Media businesses, Madison Square Garden, Rainbow Media, retail electronics and theaters in 1999. Among other things, this $250-$300


                                      (56)
million of capital includes investments for the Radio City Music Hall restoration, as well as investments to expand residential telephone service on Long Island and Connecticut, roll out the non-Long Island based commercial telephone business and nearly double the number of homes marketed for cable modems. In addition, the Company may from time to time complete acquisitions that may be material and that may involve the incurrence of indebtedness.

Over the past two years, the Company has reduced its leverage and has experienced improved debt ratings. The Company will seek to finance its 1999 capital expenditures in a manner that does not adversely affect its debt ratings. This may involve raising funds through the issuance of trust preferred securities and/or through asset sales.

The following table presents selected historical results of operations and other financial information related to the captioned groups or entities as of and for the year ended December 31, 1998.

                                                     Operating
                                                       Profit
                                                       (Loss)
                                                       Before
                                                    Depreciation
                                                        and         Interest       Capital
                                       Revenues     Amortization     Expense     Expenditures
                                       --------     ------------     -------     ------------
                                                      (dollars in thousands)
Restricted Group..................    $1,452,526     $  556,411    $  326,107     $  422,079
Other Unrestricted Cable..........        20,910          5,974         2,034          3,370
TCI Systems.......................       375,462        154,941        33,394         30,858
New Media.........................        39,957        (30,748)           42         48,849
Rainbow Media (including MSG and
AMC)..............................     1,007,639         65,761        58,088         45,394
Retail Electronics................       464,388        (20,166)        5,800          2,332
Other.............................       (95,739)        (9,383)          937          8,760
                                      ----------     ----------    ----------     ----------
   Total..........................    $3,265,143     $  722,790    $  426,402     $  561,642
                                      ==========     ==========    ==========     ==========

                                               Restricted    Unrestricted
                                                  Group         Group         Total
                                                  -----         -----         -----
                                                        (dollars in thousands)
                                                        ----------------------
Debt and Redeemable Preferred Stock

Senior debt ...............................    $  899,388    $  523,000    $1,422,388
Senior notes and debentures ...............     2,194,443            --     2,194,443
Subordinated debentures ...................     1,048,375            --     1,048,375
                                               ----------    ----------    ----------
                                                4,142,206       523,000     4,665,206
                                               ----------    ----------    ----------

Redeemable preferred stock of CSC Holdings      1,256,339            --     1,256,339

Rainbow Media
   RMHI senior debt .......................            --        95,548        95,548
   AMC senior debt ........................            --       205,157       205,157
   MSG senior debt ........................            --       330,000       330,000
                                               ----------    ----------    ----------

        Total Rainbow Media debt ..........            --       630,705       630,705
                                               ----------    ----------    ----------

Retail Electronics debt ...................            --        44,542        44,542

Other debt ................................            --        17,155        17,155
                                               ----------    ----------    ----------

        Total debt and redeemable preferred
           stock ..........................    $5,398,545    $1,215,402    $6,613,947
                                               ==========    ==========    ==========


                                      (57)

Restricted Group

The Company believes that, for the Restricted Group, internally generated funds, together with funds available under the Restricted Group's Credit Agreement, will be sufficient through 1999 to meet projected funding requirements. Acceleration of the Company's plant upgrade, combined with additional amounts in respect of the start up and operation of new businesses, such as high speed internet access and digital video services, to expand residential telephone services and to roll out the non-Long Island based commercial telephone business, as well as additional capital investments or acquisitions may require raising additional capital. The Company may obtain the requisite funds through the incurrence of additional indebtedness, the issuance of trust preferred securities and/or asset sales. The Company will seek to finance its 1999 capital expenditures in a manner that does not adversely affect its debt ratings.

In February 1998, CSC Holdings issued $300 million face amount of 7-7/8% Senior Debentures due 2018. The net proceeds of $291.7 million were used to repay outstanding borrowings under the CSC Holdings Credit facility.

In June 1998, promissory notes totaling $151 million were redeemed with bank borrowings under the CSC Holdings and MFR credit facilities.

In July 1998, CSC Holdings issued $500 million face amount of 7-1/4% Senior Notes due 2008 and $500 million face amount of 7-5/8% Senior Debentures due 2018. The net proceeds of $985 million were used to repay outstanding borrowings under the CSC Holdings credit facility.

In May 1998, CSC Holdings and certain other subsidiaries of the Company completed a new $2.8 billion credit facility. The $2.8 billion reducing revolving credit facility, maturing in March 2007, consists of a $1.4 billion CSC Holdings credit facility, a $1.4 billion MFR credit facility (for its New Jersey cable operations) of which $600 million is available, and an $800 million credit facility for the TCI Systems. While the $800 million TCI Systems credit facility is in place, only $600 million of the $1.4 billion MFR facility may be utilized. In July 1998, the Company reduced the CSC Holdings credit facility by $400 million to $1.0 billion, and the MFR credit facility by $200 million to $1.2 billion, which includes a reduction of the TCI credit facility by $100 million to $700 million.

On March 3, 1999, taking into account the commitment reduction, the Restricted Group had total usage under its existing Credit Agreement (including the MFR credit facility) of $1,021.0 million and letters of credit of $34.4 million issued on behalf of CSC Holdings. Unrestricted and undrawn funds available to the Restricted Group amounted to approximately $444.6 million as of March 3, 1999. Upon the transfer of the TCI Systems to CSC Holdings, which is expected to occur by April 4, 1999, the full amount of the MFR facility may be utilized. On a pro forma basis, the unrestricted and undrawn funds available to the Restricted Group as of March 3, 1999 would be $654.1 million (see table below).


                                      (58)

                                 --------------------------------------------------------------
                                                      As of March 3, 1999
                                                         (in thousands)
                                 --------------------------------------------------------------
                                 CSC Holdings         MFR              TCI            Total
                                 ------------         ---              ---            -----
Total facility                   $ 1,000,000      $  500,000(1)      $700,000       $ 2,200,000

Outstanding debt                     575,000         446,000          490,500         1,511,500

Outstanding letters of credit         34,400              --               --            34,400
                                 -----------      ----------         --------       -----------

     Availability                $   390,600      $   54,000         $209,500       $   654,100
                                 ===========      ==========         ========       ===========

----------
(1) Represents the MFR credit facility of $1.2 billion, net of $700 million restricted for the TCI Systems.

The Credit Agreement contains certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the Restricted Group to maintain certain financial ratios and restricting the permitted uses of borrowed funds. As of March 3, 1999, CSC Holdings had entered into interest exchange (swap) agreements with several of its banks on a notional amount of $225 million, on which CSC Holdings pays a fixed rate of interest and receives a variable rate of interest for specified periods, with an average maturity of 11 months. The average effective annual interest rate on all Restricted Group bank debt outstanding as of March 3, 1999 was approximately 6.4%.

While the TCI credit facility is outstanding, the terms of the instruments governing the TCI Systems' indebtedness prohibit transfer of funds (except for certain payments related to overhead allocations and expense reimbursement) from the TCI Systems to the Restricted Group and are expected to prohibit such transfer of funds for the foreseeable future. The Company believes that for the Restricted Group such limitations on transfer of funds or payments will not have an adverse effect on the ability of the Company to meet its obligations.

TCI Systems

In May 1998, the TCI Systems entered into an $800 million credit facility which was reduced by $100 million in July 1998. On March 3, 1999, taking into account the commitment reduction, usage under the $700 million credit facility was $490.5 million with undrawn funds of $209.5 million.

The TCI credit facility matures on the earlier of April 4, 1999 or the tenth day after an IRS tax ruling is received. The Company has not received such ruling. The Company expects to transfer the TCI Systems to CSC Holdings by April 4, 1999.


                                      (59)

Rainbow Media

RMHI/AMC

Rainbow Media has a $300 million non-amortizing revolving credit facility maturing on December 31, 2000 of which $20 million is restricted for specific purposes. Of the $280 million balance of the facility, a further $180 million is restricted to provide for repayment of a like amount of inter-company borrowings from Regional Programming Partners ("RPP") as described below. Direct borrowings as of March 3, 1999, amounted to $92.7 million leaving a balance of $7.3 million available to Rainbow Media under the credit facility as of that date.

American Movie Classics, a wholly owned subsidiary of Rainbow Media, has a $100 million reducing revolving credit facility and a $128 million amortizing term loan, both of which mature on March 31, 2004. The amount of the available commitment under the revolver will not begin to be reduced until 2002. As of March 3, 1999, American Movie Classics had outstanding borrowings of $189.3 million, leaving unrestricted funds available of $38.7 million.

In June 1998, American Movie Classics made a $16.4 million distribution to Rainbow Media by drawing under its revolving credit. Rainbow Media used the funds to partly repay its bank debt.

Both credit facilities contain certain financial covenants that may limit the ability to utilize all of the undrawn funds available, including covenants requiring that certain financial ratios be maintained.

The Company believes that for Rainbow Media and its wholly-owned subsidiaries, which includes American Movie Classics, internally generated funds, together with funds available under their existing credit agreement or increases in such credit facilities will be sufficient through 1999 to meet its projected funding requirements. There can be no assurance that increases in such credit facilities will be obtained on acceptable terms or at all.

RPP

In June 1998, RPP, a partnership which is 60% owned by Rainbow Media and 40% owned by Fox/Liberty, made an inter-company loan to Rainbow Media of $180 million, which Rainbow Media used to repay bank debt. RPP funded this loan from cash on hand. The inter-company loan is a four year demand note maturing March 31, 2002, which requires quarterly interest payments at LIBOR plus 7/8% per annum, is subordinated to Rainbow Media's bank debt and requires that Rainbow Media maintain sufficient availability under its revolving credit to permit the repayment in full to RPP if RPP requires the funds for its own operating needs.

In June 1998, RPP utilized $94 million of its cash on hand to redeem 50% of ITT's remaining interest in Madison Square Garden, L.P. ("MSG").

As of March 3, 1999, RPP had cash on hand of $132.2 million. Rainbow Media has reached an agreement with ITT to purchase its remaining interest in MSG and settle certain matters between the parties for a payment of $87 million and expects to fund the payment from RPP's cash on hand.


                                      (60)

MSG

MSG has a $500 million revolving credit facility maturing on December 31, 2004 (the "MSG Credit Facility"). As of March 3, 1999, outstanding debt under the MSG Credit Facility was $330 million. In addition, MSG had outstanding letters of credit of $10 million resulting in unrestricted and undrawn funds available amounting to $160 million. The MSG Credit Facility contains certain financial covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring MSG to maintain certain financial ratios. The Company believes that for MSG, internally generated funds, together with funds available under its existing credit agreement will be sufficient to meet its debt service requirements and to fund capital expenditures through 1999.

Garden Programming, LLC, an unrestricted subsidiary of MSG, has a $20 million term loan maturing on July 11, 2002. Garden Programming, LLC has in turn made a $40 million loan to an unrelated entity, maturing on November 1, 2011.

Retail Electronics

On February 9, 1998, Cablevision Electronics completed the acquisition of certain assets of TWI. The purchase price and related expenses were funded through a $50 million equity contribution (not including $8 million in pre-acquisition funding) from CSC Holdings and approximately $45 million in borrowings under a $130 million Cablevision Electronics stand alone credit facility. Under the terms of the credit facility, the total amount of borrowings available to Cablevision Electronics is subject to an availability calculation based on a percentage of eligible inventory. On March 3, 1999, usage under the credit facility was $62.2 million with $8.2 million available thereunder, based on the level of inventory as of that date. CSC Holdings' investment in Cablevision Electronics was approximately $87 million at December 31, 1998. Cablevision Electronics has received other financial support of approximately $47.2 million, through March 3, 1999, in the form of letters of credit, guarantees and intercompany loans, in respect of Cablevision Electronics' inventory purchases. The Company believes that Cablevision Electronics will require additional financial support from CSC Holdings in respect of planned increases in inventory purchases and other requirements through 1999 and that funds available under Cablevision Electronics' credit agreement, together with this additional financial support, will be sufficient to meet its projected funding requirements through 1999.

Cablevision Cinemas, LLC

On December 2, 1998, the Company acquired all of the outstanding shares of stock of Clearview Cinema Group, Inc. ("Clearview") for $24.25 per share. The purchase price amounted to $157.7 million (including assumed debt of $80 million), which was funded with $33.4 million in Cablevision Parent Class A Common Stock and $44.3 million in cash. Additionally, in December 1998, Clearview successfully redeemed all of its 10-7/8% Senior Notes at a cost of $94.8 million in cash, funded by CSC Holdings.


                                      (61)

Cablevision Cinemas, LLC currently has a $15 million revolving credit bank facility maturing on June 30, 2003. As of March 3, 1999, there were no outstanding borrowings under this bank facility.

From December 1998 through February 1999, Cablevision Cinemas, LLC acquired motion picture theaters from Loews for an aggregate purchase price of approximately $89 million which was funded by equity contributions from CSC Holdings.

The Company believes that for Cablevision Cinemas, LLC, internally generated funds, together with funds available under the existing credit agreement will be sufficient to meet its debt service requirements and to fund capital expenditures through 1999.

Cablevision Systems Corporation

Operating Activities

Cash provided by operating activities amounted to $400.1 million for the year ended December 31, 1998 compared to $241.5 million for the year ended December 31, 1997. The 1998 cash provided by operating activities consisted primarily of depreciation and amortization of $734.1 million, minority interests of $95.3 million, other non-cash items of $68.8 million and a net increase in cash resulting from changes in assets and liabilities of $121.3 million, offset primarily by a net loss of $448.5 million and by the net gain on the sale of programming interests and cable assets of $170.9 million.

Cash provided by operating activities amounted to $241.5 million for the year ended December 31, 1997 compared to $170.1 million for the year ended December 31, 1996. The 1997 cash provided by operating activities consisted primarily of depreciation and amortization of $499.8 million, minority interests of $179.2 million, other non-cash items of $64.8 million and a net increase in cash resulting from changes in assets and liabilities of $63.6 million, offset primarily by a net loss of $12.1 million, the net gain on the sale of programming interests and cable assets of $372.1 million and the gain of $181.7 million on the redemption of A-R Cable's Series A Preferred Stock.

Cash provided by operating activities amounted to $170.1 million for the year ended December 31, 1996. The 1996 cash provided by operating activities consisted primarily of depreciation and amortization of $389.0 million, minority interests of $106.9 million and other non-cash items of $143.6 million, partially offset by a net loss of $459.9 million and a net decrease in cash resulting from changes in assets and liabilities of $9.5 million.

Investing Activities

Net cash used in investing activities for the year ended December 31, 1998 was $468.4 million compared to $248.6 million for the year ended December 31, 1997. The 1998 investing activities consisted of $561.6 million of capital expenditures, $317.6 million of payments for acquisitions


                                      (62)
and other items of $35.5 million, offset by net proceeds of $446.3 million from the sale of programming interests and cable assets.

Net cash used in investing activities for the year ended December 31, 1997 was $248.6 million compared to $741.7 million for the year ended December 31, 1996. The 1997 investing activities consisted of $457.6 million of capital expenditures, $747.1 million of payments for acquisitions, offset by net proceeds of $945.5 million from the sale of programming interests and cable assets and other items of $10.6 million.

Net cash used in investing activities for the year ended December 31, 1996 was $741.7 million. The 1996 investing activities consisted of $449.2 million of capital expenditures, $113.1 million of payments for acquisitions, $179.5 million in increases in investment in affiliates, offset by net proceeds from other items of $.1 million.

Financing Activities

Cash used in financing activities amounted to $168.0 million for the year ended December 31, 1998 compared to net cash provided by financing activities of $405.7 million for the year ended December 31, 1997. In 1998 the Company's financing activities consisted primarily of the net repayment of bank debt, subordinated notes payable, senior notes payable and senior debt of $1,221.0 million, the repayment of an obligation to a related party of $197.2 million and other net cash payments aggregating $45.9 million, partially offset by $1,296.1 million derived from the issuance of senior notes and debentures.

Cash provided by financing activities amounted to $405.7 million for the year ended December 31, 1997 compared to $567.9 million for the year ended December 31, 1996. In 1997 the Company's financing activities consisted of $898.0 million from the issuance of senior notes and debentures and $238.5 million of net proceeds from bank debt, offset by the redemption of subordinated debentures of $283.4 million, net repayments of senior debt of $285.9 million, the redemption of A-R Cable's Series A Preferred Stock of $112.3 million and other net cash payments aggregating $49.2 million.

Cash provided by financing activities amounted to $567.9 million for the year ended December 31, 1996. In 1996 the Company's financing activities consisted of $624.0 million from the issuance of redeemable exchangeable convertible preferred stock, $399.4 million from the issuance of subordinated debentures, and net proceeds from bank debt of $477.0 million, partially offset by the net repayment of senior debt of $905.6 million and other net cash payments aggregating $26.9 million.

CSC Holdings, Inc.

Operating Activities

Cash provided by operating activities amounted to $249.5 million for the year ended December 31, 1998 compared to $271.7 million for the year ended December 31, 1997. The


                                      (63)

1998 cash provided by operating activities consisted primarily of depreciation and amortization of $577.6 million, other non-cash items of $20.0 million and a net increase in cash resulting from changes in assets and liabilities of $62.5 million, offset primarily by a net loss of $239.5 million and by the net gain on the sale of programming interests and cable assets of $171.1 million.

Cash provided by operating activities amounted to $271.7 million for the year ended December 31, 1997 compared to $200.4 million for the year ended December 31, 1996. The 1997 cash provided by operating activities consisted primarily of net income of $136.7 million, depreciation and amortization of $499.8 million, other non-cash items of $125.4 million and a net increase in cash resulting from changes in assets and liabilities of $63.6 million, offset primarily by the net gain on the sale of programming interests and cable assets of $372.1 million and the gain of $181.7 million on the redemption of A-R Cable's Series A Preferred Stock.

Cash provided by operating activities amounted to $200.4 million for the year ended December 31, 1996. The 1996 cash provided by operating activities consisted primarily of depreciation and amortization of $389.0 million and other non-cash items of $153.0 million, partially offset by a net loss of $332.1 million and a net decrease in cash resulting from changes in assets and liabilities of $9.5 million.

Investing Activities

Net cash used in investing activities for the year ended December 31, 1998 was $387.6 million compared to $248.6 million for the year ended December 31, 1997. The 1998 investing activities consisted of $530.8 million of capital expenditures, $264.5 million of payments for acquisitions and other net cash payments of $34.7 million, offset by net proceeds of $442.4 million from the sale of programming interests and cable assets.

Net cash used in investing activities for the year ended December 31, 1997 was $248.6 million compared to $741.7 million for the year ended December 31, 1996. The 1997 investing activities consisted of $457.6 million of capital expenditures, $747.1 million of payments for acquisitions, offset by net proceeds of $945.5 million from the sale of programming interests and cable assets and other items of $10.6 million.

Net cash used in investing activities for the year ended December 31, 1996 was $741.7 million. The 1996 investing activities consisted of $449.2 million of capital expenditures, $113.1 million of payments for acquisitions, $179.5 million in increases in investment in affiliates, offset by net proceeds from other items of $.1 million.

Financing Activities

Cash used in financing activities amounted to $98.3 million for the year ended December 31, 1998 compared to net cash provided by financing activities of $375.5 million for the year ended December 31, 1997. In 1998 financing activities consisted primarily of the net repayment of bank debt, subordinated notes payable, senior notes payable and senior debt of $1,073.8 million, the repayment of an obligation to a related party of $197.2 million, the payment of a dividend to shareholder of $42.0 million in connection with the acquisition of Clearview, the payment of


                                      (64)
dividends applicable to preferred stock of $29.3 million, and other net cash payments aggregating $52.1 million, partially offset by $1,296.1 million derived from the issuance of senior notes and debentures.

Cash provided by financing activities amounted to $375.5 million for the year ended December 31, 1997 compared to $537.6 million for the year ended December 31, 1996. In 1997 financing activities consisted of $898.0 million from the issuance of senior notes and debentures and $238.5 million of net proceeds from bank debt, offset by the redemption of subordinated debentures of $283.4 million, net repayments of senior debt of $285.9 million, the redemption of A-R Cable's Series A Preferred Stock of $112.3 million, payments of preferred stock dividends of $30.2 million and other net cash payments aggregating $49.2 million.

Cash provided by financing activities amounted to $537.6 million for the year ended December 31, 1996. In 1996 financing activities consisted of $624.0 million from the issuance of redeemable exchangeable convertible preferred stock, $399.4 million from the issuance of subordinated debentures, and net proceeds from bank debt of $477.0 million, partially offset by the repayment of senior debt of $905.6 million, payments of preferred stock dividends of $30.3 million and other net cash payments aggregating $26.9 million.

Year 2000

The year 2000 issue ("Y2K") refers to the inability of certain computerized systems and technologies to recognize and/or correctly process dates beyond December 31, 1999. As a result of these issues, the potential exists for computer system failure or miscalculations by computer programs, which could cause disruption of the Company's operations.

The Company recognizes the need to ensure that any disruption of its operations resulting from the Y2K issue is minimized. Accordingly, the Company developed a plan to identify and address Y2K issues. The Company retained an independent consulting firm to assist in the development and implementation of this plan.

Pursuant to the Y2K plan, each of the Company's business units has designated a team (including a Y2K coordinator assisted by a member of the consulting firm) which is responsible for the Y2K compliance of the systems used by that business unit. The efforts of each of these business unit teams is coordinated through, and directed by, a Central Program Management Office (the "CPMO"), consisting of representatives of the Company's information systems, internal audit, controllers, legal and finance departments. The CPMO operates under the direction of the Company's Chief Information Officer, Mr. Thomas Dolan. Y2K issues that cross business unit lines and cannot be resolved between the CPMO and the business unit teams, are referred to an Operations Steering Committee (the "Steering Committee") consisting of the most senior officers of each of the Company's principal business units. The Steering Committee meets periodically to review the progress of the Company's Y2K compliance efforts. The Board of Directors has designated a committee of the Board, consisting of Messrs. James Dolan, Thomas Dolan, Leo Hindery and Richard Hochman, to monitor the Company's progress and report to the full Board.


                                      (65)

Y2K Program - Phases

The Company has developed a six phase program to assess and address the Y2K issue. These phases consist of the following:

Phase One - Awareness - The Company maintains an ongoing program of communications with its management and employee base to ensure that all employees are aware of the Y2K issue and the importance of the Company's efforts to address the issue. This is accomplished, among other means, through the distribution of memoranda, the establishment and maintenance of an intranet web site, and meetings and seminars.

Phase Two - Inventory and Assessment - This phase consisted of the Company's efforts to identify all of the information technology ("IT") and non-IT systems used in each area of its businesses. Each identified system has been assessed for its criticality to the Company's businesses and assigned a criticality rating on a five point scale consisting of (1) "Critical" (required for continued operation); (2) "High" (major business impact); (3) "Medium" (significant business impact); (4) "Low" (minor business impact); and (5) "Minimal" (insignificant or no business impact). Additionally, during this phase the Company contacted the vendors of each of its systems to determine which systems are Y2K compliant or non-compliant. Based upon its Phase Two review, which was substantially completed during the third fiscal quarter of 1998, the Company believes that approximately 35% of its IT and non-IT systems may be non-compliant and that approximately 65% of these non-compliant systems are of a criticality rating of (3) "Medium" (significant business impact) or above.

Phase Three - Strategy and Planning - During this phase, the Company developed a testing plan for all compliant systems and developed a strategy for remediating and testing non-compliant systems. Remediation strategies may range from software upgrades to replacement, discontinuance or bypass of non-compliant systems. The Company has substantially completed the strategy and planning stage for all of its systems.

Phase Four - Portfolio Transformation/Remediation - During this phase, the Company will execute the remediation strategies for non-compliant systems as identified during Phase Three. The Company's efforts toward the remediation of its most critical non-compliant systems is underway.

Phase Five - Testing - During this phase, which is running concurrently with the remediation phase, the Company is testing all of its compliant systems (of Level 4 or above), and, in conjunction with its Phase Four remediation efforts, its non-compliant systems. The testing of certain of the Company's most critical compliant systems is ongoing, with the most significant effort planned over the next several months.

Phase Six - Implementation - During this phase, all of the Company's remediated and tested systems will be redeployed.

The completion of phases across the Company's businesses is not expected to occur sequentially. As the Company will focus initially on its most critical systems, it is likely that a number of


                                      (66)
critical systems will be in Phases Four and Five, while less critical systems are in Phase Three. It is the Company's goal that all IT and non-IT systems with a criticality rating of 1, 2, 3 and 4 will be tested and implemented by the end of the third fiscal quarter of 1999. There can be no assurance that the Company will be successful in achieving this goal.

Costs of Compliance - Because the Company is still in the process of analyzing remediation methods for non-compliant systems, and has not completed testing of compliant or non-compliant systems, it is not possible to predict with certainty the costs that will be incurred in connection with the Y2K program. Further, in many cases, the Company planned to replace or upgrade certain non-compliant systems irrespective of Y2K compliance issues. In such cases the portion of such expenditure attributable to Y2K issues is often not reasonably determinable. Based on its review to date, the Company believes that the costs associated with its Y2K program, including costs of replacing or upgrading non-compliant systems that were not already scheduled to be replaced or upgraded, accelerating programs that were already contemplated specifically for the purpose of addressing Y2K issues, and including both internal and external resources, may range between $40 to $60 million for its existing businesses. This estimate includes amounts for the Company's telecommunications systems, including cable, modem and telephone, for Rainbow Media's programming operations, for Madison Square Garden including the arena, its professional sports teams, its cable television networks, and for Radio City Entertainment, for the Wiz and for corporate and company-wide needs. In 1998, the Company incurred approximately $7.6 million of costs relating to Y2K remediation. There can be no assurance that actual expenditures will not deviate from these estimates and that the amount of such deviation will not be material. Such expenditures are expected to be funded from cash flow from operations and borrowings.

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

The Company is dependent upon third-party products and services, such as utility services and programming uplinks, for the operation of its businesses. While, as part of the Inventory and Assessment phase of its Y2K program, the Company has contacted third party product and service providers to ascertain whether Y2K compliance issues may exist, it has in many cases not received assurances from such suppliers. Moreover, in most cases the Company does not have the ability to verify any assurances it does receive from third party suppliers. If critical IT or non-IT systems used by such third party suppliers fail as a result of a Y2K compliance issue, and as a result of such failure the ability of such supplier to continue to provide such product or service to the Company is interrupted, the Company's ability to continue to provide services to its customers may be interrupted. Such an interruption could have a material adverse effect on the Company. The Company has begun a program to develop contingency plans to address those


                                      (67)
risks, with major risk areas identified. There can be no assurance that any such plan would resolve such problems in a satisfactory manner. In addition to the risks associated with failure of IT Systems due to Y2K problems, the failure of non-IT systems would pose significant risks to the Company. For example, the Company and its subsidiaries operate facilities for both employees and the public. Failure of the non-IT systems at such facilities could result in health and safety risks that could lead to the closure or unavailability of such facilities. This could result in lost revenues to the Company and the risk of actions against the Company if the businesses of others are disrupted. Also, the failure of such non-IT systems could result in injury to individuals which could expose the Company to actions on, by, or on behalf of such individuals.


                                      (68)

Item 8. Consolidated Financial Statements.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
        (formerly CSC Parent Corporation)

        Independent Auditors' Report........................................  70

        Consolidated Balance Sheets - December 31, 1998 and 1997............  71

        Consolidated Statements of Operations - years
            ended December 31, 1998, 1997 and 1996..........................  73

        Consolidated Statements of Stockholders' Deficiency - years ended December 31, 1998, 1997 and 1996..........................  74

        Consolidated Statements of Cash Flows - years ended
            December 31, 1998, 1997 and 1996................................  75

        Notes to Consolidated Financial Statements..........................  77

CSC HOLDINGS, INC. AND SUBSIDIARIES
        (formerly Cablevision Systems Corporation)

        Independent Auditors' Report........................................ 109

        Consolidated Balance Sheets - December 31, 1998 and 1997............ 110

        Consolidated Statements of Operations - years
            ended December 31, 1998, 1997 and 1996.......................... 112

        Consolidated Statements of Stockholder's Deficiency - years ended December 31, 1998, 1997 and 1996.......................... 113

        Consolidated Statements of Cash Flows - years ended
            December 31, 1998, 1997 and 1996................................ 114

        Notes to Consolidated Financial Statements.......................... 116


                                      (69)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Cablevision Systems Corporation

We have audited the accompanying consolidated balance sheets of Cablevision Systems Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule listed in Item 14(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cablevision Systems Corporation and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                                        KPMG LLP

Melville, New York
March 12, 1999


                                      (70)

                         CABLEVISION SYSTEMS CORPORATION
                        (formerly CSC Parent Corporation)
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997
                             (Dollars in thousands)

        ASSETS                                                1998         1997
                                                              ----         ----
Cash and cash equivalents .............................   $  173,826   $  410,141

Accounts receivable trade (less allowance for
   doubtful accounts of $34,377 and $29,584) ..........      197,726      214,721

Notes and other receivables ...........................      188,455       98,756

Inventory, prepaid expenses and other assets ..........      206,073       55,324

Property, plant and equipment, net ....................    2,506,834    1,831,167

Investments in affiliates .............................      276,231      207,776

Advances to affiliates ................................       36,964       19,823

Feature film inventory ................................      293,310      180,576

Net assets held for sale ..............................       11,006      252,610

Franchises, net of accumulated amortization of
   $640,735 and $481,895 ..............................      850,653      383,369

Affiliation and other agreements, net of accumulated
   amortization of $181,928 and $129,087 ..............      206,456      253,734

Excess costs over fair value of net assets acquired and
   other intangible assets, net of accumulated
   amortization of $775,557 and $684,141 ..............    2,003,128    1,615,786

Deferred financing, acquisition and other costs, net of
   accumulated amortization of $41,882 and $40,061 ....      110,400       91,005
                                                          ----------   ----------
                                                          $7,061,062   $5,614,788
                                                          ==========   ==========

                            See accompanying notes to
                       consolidated financial statements.


                                      (71)

                         CABLEVISION SYSTEMS CORPORATION
                        (formerly CSC Parent Corporation)
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997
                (Dollars in thousands, except per share amounts)

                                                                               1998           1997
                                                                               ----           ----
        LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Accounts payable........................................................   $   423,039    $   278,630
Accrued liabilities:
    Interest ...........................................................        88,798         54,107
    Employee related costs .............................................       330,700        196,138
    Other ..............................................................       465,990        254,621
Feature film and contract obligations ..................................       373,722        292,720
Deferred revenue .......................................................       334,213        277,693
Bank debt ..............................................................     2,051,549      2,240,358
Senior debt ............................................................            --        112,500
Senior notes and debentures ............................................     2,194,443        898,024
Subordinated notes and debentures ......................................     1,048,375      1,048,245
Subordinated notes payable .............................................            --        151,000
Obligation to related party ............................................            --        197,183
Capital lease obligations and other debt ...............................        63,241         46,752
                                                                           -----------    -----------
    Total liabilities ..................................................     7,374,070      6,047,971
                                                                           -----------    -----------

Minority interests .....................................................       719,007        821,782
                                                                           -----------    -----------

Preferred Stock of CSC Holdings ........................................     1,579,670      1,456,549

Commitments and contingencies

Stockholders' deficiency:
    Preferred Stock, $.01 par value, 10,000,000 shares authorized,
       none issued .....................................................            --             --
    Class A Common Stock, $.01 par value, 200,000,000 shares authorized,
       108,267,606 and 55,897,984 shares issued ........................         1,083            560
    Class B Common Stock, $.01 par value, 80,000,000 shares authorized,
       43,226,836 and 44,386,836 shares issued .........................           432            444
    Paid-in capital ....................................................       386,495       (161,327)
    Accumulated deficit ................................................    (2,999,695)    (2,551,191)
                                                                           -----------    -----------
    Total stockholders' deficiency .....................................    (2,611,685)    (2,711,514)
                                                                           -----------    -----------
                                                                           $ 7,061,062    $ 5,614,788
                                                                           ===========    ===========

                            See accompanying notes to
                       consolidated financial statements.


                                      (72)

                         CABLEVISION SYSTEMS CORPORATION
                        (formerly CSC Parent Corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                (Dollars in thousands, except per share amounts)

                                                                         1998           1997           1996
                                                                         ----           ----           ----
Revenues (including affiliate amounts of $8,009, $9,424 and $9,487)   $ 3,265,143    $ 1,949,358    $ 1,315,142
                                                                      -----------    -----------    -----------

Operating expenses:

  Technical and operating (including affiliate amounts of $2,942,
    $16,581 and $37,610 and cost of sales of $390,751 in 1998) ....     1,659,537        853,800        538,272
  Selling, general and administrative .............................       882,816        514,574        313,476
  Depreciation and amortization ...................................       734,107        499,809        388,982
                                                                      -----------    -----------    -----------
                                                                        3,276,460      1,868,183      1,240,730
                                                                      -----------    -----------    -----------

Operating profit (loss) ...........................................       (11,317)        81,175         74,412
                                                                      -----------    -----------    -----------

Other income (expense):
  Interest expense ................................................      (426,402)      (368,700)      (268,177)
  Interest income (including affiliate amounts
    of $6,041, $1,600 and $568) ...................................        24,028          5,492          3,162
  Share of affiliates' net loss ...................................       (37,368)       (27,165)       (82,028)
  Gain on sale of programming interests and cable assets, net .....       170,912        372,053             --
  Gain on redemption of subsidiary preferred stock ................            --        181,738             --
  Write off of deferred interest and financing costs ..............       (23,482)       (24,547)       (37,784)
  Provision for preferential payment to related party .............          (980)       (10,083)        (5,600)
  Minority interests ..............................................      (124,677)      (209,461)      (137,197)
  Miscellaneous, net ..............................................       (19,218)       (12,606)        (6,647)
                                                                      -----------    -----------    -----------
                                                                         (437,187)       (93,279)      (534,271)
                                                                      -----------    -----------    -----------

Net loss ..........................................................   $  (448,504)   $   (12,104)   $  (459,859)
                                                                      ===========    ===========    ===========

Basic and diluted net loss per common share........................   $     (3.16)   $      (.12)   $     (4.63)
                                                                      ===========    ===========    ===========

Average number of common shares outstanding (in thousands) ........       142,016         99,608         99,308
                                                                      ===========    ===========    ===========

                            See accompanying notes to
                       consolidated financial statements.


                                      (73)

                         CABLEVISION SYSTEMS CORPORATION
                        (formerly CSC Parent Corporation)
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                            Years Ended December 31,
                               1998, 1997 and 1996
                             (Dollars in thousands)

                                         Class A       Class B
                                         Common         Common        Paid-in      Accumulated     Treasury
                                         Stock          Stock         Capital        Deficit         Stock          Total
                                         -----          -----         -------        -------         -----          -----
Balance December 31, 1995 .........   $       568    $       464    $   (85,829)   $(2,079,228)   $   (60,392)   $(2,224,417)

   Net loss .......................            --             --             --       (459,859)            --       (459,859)
   Issuances of preferred stock ...            --             --        (25,979)            --             --        (25,979)
   Employee stock transactions ....             4             --          3,225             --             --          3,229
   Conversion of Class B to Class A            12            (12)            --             --             --             --
   Retirement of treasury stock ...           (40)            --        (60,352)            --         60,392             --
                                      -----------    -----------    -----------    -----------    -----------    -----------

Balance December 31, 1996 .........           544            452       (168,935)    (2,539,087)            --     (2,707,026)

   Net loss .......................            --             --             --        (12,104)            --        (12,104)
   Employee stock transactions ....             8             --          7,608             --             --          7,616
   Conversion of Class B to Class A             8             (8)            --             --             --             --
                                      -----------    -----------    -----------    -----------    -----------    -----------

Balance December 31, 1997 .........           560            444       (161,327)    (2,551,191)            --     (2,711,514)

   Net loss .......................            --             --             --       (448,504)            --       (448,504)
   Employee stock transactions ....            12             --         12,071             --             --         12,083
   Issuance of common stock .......           499             --        535,751             --             --        536,250
   Conversion of Class B to Class A            12            (12)            --             --             --             --
                                      -----------    -----------    -----------    -----------    -----------    -----------

Balance December 31, 1998 .........   $     1,083    $       432    $   386,495    $(2,999,695)   $        --    $(2,611,685)
                                      ===========    ===========    ===========    ===========    ===========    ===========

                            See accompanying notes to
                       consolidated financial statements.


                                      (74)

                         CABLEVISION SYSTEMS CORPORATION
                        (formerly CSC Parent Corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 and 1996
                             (Dollars in thousands)

                                                                                      1998         1997         1996
                                                                                   ---------    ---------    ---------
Cash flows from operating activities:

  Net loss .....................................................................   $(448,504)   $ (12,104)   $(459,859)
                                                                                   ---------    ---------    ---------

  Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization ............................................     734,107      499,809      388,982
      Share of affiliates' net loss ............................................      37,368       27,165       82,028
      Minority interests .......................................................      95,336      179,237      106,931
      Gain on sale of programming interests and cable assets, net ..............    (170,912)    (372,053)          --
      Write off of deferred interest and financing costs .......................      23,482       24,547       37,784
      Gain on redemption of subsidiary preferred stock .........................          --     (181,738)          --
      (Gain) loss on sale of equipment, net ....................................        (604)       5,325        4,733
      Amortization of deferred financing and debenture discount ................       8,532        7,707       12,191
      Accretion of interest on debt ............................................          --           --        6,828
    Change in assets and liabilities, net of effects of acquisitions and dispositions:
          Accounts receivable trade ............................................      19,007      (34,268)      (2,709)
          Notes and other receivables ..........................................     (94,164)     (67,683)      (1,810)
          Inventory, prepaid expenses and other assets .........................     (51,425)       1,232      (12,428)
          Advances to affiliates ...............................................     (21,701)        (528)      (2,168)
          Feature film inventory ...............................................    (112,734)      (8,269)       9,658
          Other deferred costs .................................................      11,689           --           --
          Accounts payable .....................................................     133,891       50,667       17,134
          Accrued liabilities ..................................................     174,557       91,497       (4,618)
          Feature film and contract obligations ................................      81,376         (258)     (12,563)
          Deferred revenue .....................................................     (18,268)      37,664           --
          Minority interests ...................................................        (961)      (6,486)          --
                                                                                   ---------    ---------    ---------

    Net cash provided by operating activities ..................................     400,072      241,463      170,114
                                                                                   ---------    ---------    ---------

Cash flows from investing activities:
  Capital expenditures .........................................................    (561,642)    (457,590)    (449,165)
  Payments for acquisitions, net of cash acquired ..............................    (317,594)    (747,134)    (113,095)
  Net proceeds from sale of programming interests and cable assets .............     446,284      945,534           --
  Proceeds from sale of equipment ..............................................       8,817        1,930          814
  (Increase) decrease in investments in affiliates, net ........................     (31,035)       9,267     (179,536)
  Additions to other intangible assets .........................................     (13,253)        (623)        (766)
                                                                                   ---------    ---------    ---------

    Net cash used in investing activities.............................             $(468,423)   $(248,616)   $(741,748)
                                                                                   ---------    ---------    ---------

                            See accompanying notes to
                       consolidated financial statements.


                                      (75)

                         CABLEVISION SYSTEMS CORPORATION
                        (formerly CSC Parent Corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 and 1996
                             (Dollars in thousands)
                                   (continued)

                                                              1998           1997          1996
                                                              ----           ----          ----
Cash flows from financing activities:
  Proceeds from bank debt .............................   $ 5,442,101    $ 3,385,703    $ 2,053,566
  Repayment of bank debt ..............................    (6,304,757)    (3,147,165)    (1,576,585)
  Proceeds from senior debt ...........................            --        147,750         12,500
  Repayment of senior debt ............................      (112,500)      (433,617)      (918,131)
  Repayment of subordinated notes payable .............      (151,000)            --             --
  Redemption of senior notes payable ..................       (94,848)            --             --
  Issuance of subordinated debentures .................            --             --        399,385
  Redemption of senior subordinated debt ..............            --       (283,445)            --
  Issuance of senior notes and debentures .............     1,296,076        897,983             --
  Redemption of subsidiary preferred stock ............        (9,409)      (112,301)            --
  Issuances of redeemable exchangeable
    convertible preferred stock of CSC Holdings, Inc. .            --             --        624,021
  Issuance of common stock ............................        12,082          7,616          3,229
  Obligation to related party .........................      (197,183)         4,364           (126)
  Payments on capital lease obligations and other debt        (12,306)        (7,501)        (3,321)
  Additions to deferred financing and other costs .....       (36,220)       (53,705)       (26,624)
                                                          -----------    -----------    -----------

    Net cash provided by (used in) financing activities      (167,964)       405,682        567,914
                                                          -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents ..      (236,315)       398,529         (3,720)

Cash and cash equivalents at beginning of year ........       410,141         11,612         15,332
                                                          -----------    -----------    -----------

Cash and cash equivalents at end of year ..............   $   173,826    $   410,141    $    11,612
                                                          ===========    ===========    ===========

                            See accompanying notes to
                       consolidated financial statements.


                                      (76)

                         CABLEVISION SYSTEMS CORPORATION
                        (formerly CSC Parent Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company and Related Matters

CSC Parent Corporation ("Parent") was formed on November 21, 1997 as a wholly-owned subsidiary of Cablevision Systems Corporation ("Cablevision"). Parent did not conduct any business activities prior to March 4, 1998, other than those incident to its formation and the execution of certain documents in connection with contributions to Parent of certain partnership interests and assets of TCI Communications, Inc. (see Note 2).

In connection with the Contribution and Merger Agreement described in Note 2, a wholly-owned subsidiary of Parent was merged with and into Cablevision and Cablevision became a wholly-owned subsidiary of Parent (the "Merger"). In the Merger, each outstanding share of Cablevision Class A Common Stock and Cablevision Class B Common Stock was converted into one share of Parent Class A Common Stock and Parent Class B Common Stock, respectively. Subsequent to the Merger, Cablevision changed its name to CSC Holdings, Inc. ("CSC Holdings") and Parent changed its name to Cablevision Systems Corporation (the "Company"). The Merger was accounted for in a manner similar to a pooling of interests, whereby the assets and liabilities of CSC Holdings have been recorded at historical book value. Cablevision Systems Corporation's historical financial information represents the historical financial information of CSC Holdings. References to the "Company" refer to Cablevision Systems Corporation or CSC Holdings, Inc. as the context may require.

The Company owns and operates cable television systems and has ownership interests in companies that produce and distribute national and regional entertainment and sports programming services, including a majority interest in Madison Square Garden, L.P. ("MSG"). The Company also owns companies that provide advertising sales services for the cable television industry, provide switched telephone service, operate a retail electronics chain and operate motion picture theaters. The Company classifies its business interests into three fundamental areas: Telecommunication Services, consisting principally of its cable television, telephone and modem services operations; Rainbow Media, consisting principally of interests in cable television programming networks and MSG, which owns and operates professional sports teams, regional cable television networks, live productions and entertainment venues; and Retail Electronics, which represents the operations of its retail electronics stores.

Two-for-One Stock Splits

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


                                      (77)

                         CABLEVISION SYSTEMS CORPORATION
                        (formerly CSC Parent Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

On July 22, 1998, the Company's Board of Directors declared a two-for-one stock split to be effected as a special stock distribution of one share of Class A Common Stock for each share of Class A Common Stock issued and outstanding as of August 10, 1998 and one share of Class B Common Stock for each share of Class B Common Stock issued and outstanding as of August 10, 1998. The stock dividend was paid on August 21, 1998 to stockholders of record on August 10, 1998. All share and per share information has been adjusted to reflect the above two-for-one stock splits described above.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The Company's interests in less than majority-owned entities and until July 2, 1997, its 100% common stock interest in A-R Cable Services, Inc., are carried on the equity method. Subsequent to July 2, 1997, results of operations of A-R Cable Services, Inc. are consolidated with those of the Company (see Note 2). Advances to affiliates are recorded at cost, adjusted when recoverability is doubtful. All significant intercompany transactions and balances are eliminated in consolidation.

Revenue Recognition

The Company recognizes cable television and programming revenues as services are provided to subscribers. Advertising revenues are recognized when commercials are telecast. Revenues derived from other sources are recognized when services are provided, events occur or products are delivered.

Long-Lived Assets

Property, plant and equipment, including construction materials, are carried at cost, which includes all direct costs and certain indirect costs associated with the construction of cable television transmission and distribution systems, and the costs of new subscriber installations. Franchises are amortized on the straight-line basis over the average remaining terms (7 to 11 years) of the franchises at the time of acquisition. Affiliation and other agreements (primarily cable television system programming agreements) are amortized on a straight-line basis over periods ranging from 6 to 10 years. Other intangible assets are amortized on the straight-line basis over the periods benefited (2 to 10 years), except that excess costs over fair value of net assets acquired are being amortized on the straight-line basis over periods ranging from 5 to 40 years. The Company reviews its long-lived assets (property, plant and equipment, and related intangible assets that arose from business combinations accounted for under the purchase method) for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of


                                      (78)

                         CABLEVISION SYSTEMS CORPORATION
                        (formerly CSC Parent Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

Feature Film Inventory

Rights to feature film inventory acquired under license agreements along with the related obligations are recorded at the contract value. Costs are charged to technical and operating expense on the straight-line basis over the respective contract periods. Amounts payable during the five years subsequent to December 31, 1998 related to feature film telecast rights are $44,438 in 1999, $38,394 in 2000, $27,332 in 2001, $22,375 in 2002 and $19,751 in 2003.

Inventory

Carrying amounts of retail merchandise are determined on an average cost basis and are stated at the lower of cost or market.

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

Loss Per Share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Potential dilutive common shares were not included in the computation as their effect would be antidilutive. Loss per share amounts have been adjusted, for all years presented, to reflect the two-for-one stock splits of the Company's common stock effective March 30, 1998 and August 21, 1998 (see discussion above).

Segment Information

On December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, `Disclosures about Segments of an Enterprise and Related Information' (`SFAS 131'). The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. The adoption of


                                      (79)

                         CABLEVISION SYSTEMS CORPORATION
                        (formerly CSC Parent Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

SFAS 131 does not have a material effect on the Company's primary financial statements, but does affect the disclosure of segment information contained elsewhere herein (see Note 15).

Reclassifications

Certain reclassifications have been made in the 1997 and 1996 financial statements to conform to the 1998 presentation.

Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The Company paid cash interest expense of approximately $383,179, $352,660, and $252,120 during 1998, 1997 and 1996, respectively.

During 1998, 1997, and 1996, the Company's noncash investing and financing activities were as follows:

                                                     Years Ended December 31,
                                                     ------------------------
                                                   1998        1997        1996
                                                   ----        ----        ----
Capital lease obligations ..................    $ 28,795    $ 24,820    $  2,571
Issuance of common stock in connection
     with acquisitions and redemption
     of partnership interests ..............     536,250          --          --
Receipt of warrants from At Home
     Corporation ...........................      74,788     173,346          --
Capital contribution of equipment by
     minority partner ......................          --      38,000          --

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


                                      (80)

                         CABLEVISION SYSTEMS CORPORATION
                        (formerly CSC Parent Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

NOTE 2. ACQUISITIONS, DISPOSITIONS AND RESTRUCTURINGS

Acquisitions

1998 Acquisitions

The Wiz

On February 9, 1998, Cablevision Electronics Investments, Inc. ("Cablevision Electronics"), a wholly-owned subsidiary of CSC Holdings, acquired substantially all of the assets associated with 40 The Wiz consumer electronics store locations from The Wiz, Inc. and certain of its subsidiaries and affiliates (collectively, "TWI"). TWI had filed for bankruptcy protection on December 16, 1997. Cablevision Electronics paid approximately $101,300 for the assets (including transaction costs and pre-closing operating costs).

The acquisition was accounted for as a purchase with the operations of the stores being consolidated with the operations of the Company as of the date of acquisition. The purchase price was allocated to the specific assets acquired based upon independent appraisals as follows:

                     Inventory                          $   66,200
                     Property and equipment                 16,800
                     Other assets                            4,000
                     Liabilities                           (24,000)
                     Excess cost over fair
                        value of net assets acquired        38,300
                                                        ----------
                                                        $  101,300
                                                        ==========

TCI Systems

On March 4, 1998, the Company completed a holding company reorganization (the "Holding Company Reorganization") pursuant to an Amended and Restated Contribution and Merger Agreement, dated June 6, 1997 (the "Contribution and Merger Agreement"), by and among the Company, CSC Holdings and TCI Communications, Inc. ("TCI").

Pursuant to the Contribution and Merger Agreement, TCI caused to be contributed to the Company or its designees all of the partnership interests and capital stock of certain entities owned directly or indirectly by TCI and all the assets related to the businesses of certain cable television systems owned and operated directly or indirectly by TCI ("TCI Systems"). In consideration for those cable television systems, the Company issued to certain TCI entities an aggregate of 48,942,172 shares (after adjusting for the March 1998 and August 1998 two-for-one stock splits discussed in Note 1) of the Company's Class A Common Stock, valued for accounting purposes at approximately $498,000, and assumed certain liabilities related to such


                                      (81)

                         CABLEVISION SYSTEMS CORPORATION
                        (formerly CSC Parent Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

systems (including an aggregate amount of indebtedness for borrowed money equal to $669,000).

The acquisition was accounted for as a purchase with the operations of the acquired systems being consolidated with those of the Company as of the acquisition date. The excess of the purchase price over the net book value of assets acquired of approximately $739,272 was allocated to the specific assets acquired based upon independent appraisals as follows:

                      Property, plant and equipment       $ (17,133)
                      Franchises                            594,921
                      Excess cost over fair value of
                         net assets acquired                161,484
                                                          ---------
                                                          $ 739,272
                                                          =========

Madison Square Garden

On June 17, 1998, the Company purchased 50% of ITT's remaining interest in MSG for $94,000 pursuant to ITT's exercise of its first put option increasing RPP's interest in MSG to 96.3% (see discussion below). In March 1999, ITT and the Company entered into an agreement under which ITT exercised its second put for the remainder of its interest in MSG and will settle certain matters between the parties for a payment of $87,000.

Clearview

In December 1998, the Company acquired all of the outstanding shares of stock of Clearview Cinema Group, Inc. ("Clearview") for approximately $157,700 (including assumed debt of $80,000) of which approximately $33,400 was paid in shares of the Company's Class A Common Stock. The remaining purchase price was funded primarily by a dividend received from CSC Holdings of approximately $42,000.

The acquisition was accounted for as a purchase with the operations of the acquired business being consolidated with those of the Company as of the acquisition date. The excess of the purchase price over the net book value of assets acquired approximates $122,300 and will be allocated to the specific assets acquired when independent appraisals are obtained.

Loews

In December 1998, the Company acquired interests in the real property and assets specifically related to 15 movie theaters from Loews Cineplex Entertainment Corporation ("Loews") for an aggregate purchase price of approximately $67,300.


                                      (82)

                         CABLEVISION SYSTEMS CORPORATION
                        (formerly CSC Parent Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

The acquisition was accounted for as a purchase with the operations of the acquired assets being consolidated with those of the Company as of the acquisition date. The purchase was allocated to the specific assets acquired based upon independent appraisals as follows:

                      Property and equipment            $ 12,600
                      Other assets                         4,100
                      Excess cost over fair
                          value of net assets acquired    50,600
                                                        --------
                                                        $ 67,300
                                                        ========

In the first quarter of 1999, the Company purchased one additional theater and Loews has granted the Company a right of first offer on an additional 21 movie theaters until December 1999.

1997 Acquisitions:

NBC Transaction

On April 1, 1997, Rainbow Media Holdings, Inc. ("Rainbow Media") consummated a transaction in which Rainbow Programming Holdings, Inc. merged with and into Rainbow Media, a newly formed subsidiary of the Company. In addition, NBC Cable, Inc. (a subsidiary of National Broadcasting Company ("NBC")) received a 25% equity interest (which interest may be increased by up to an additional 2% under certain circumstances without additional payment) in Class C Common Stock of Rainbow Media. The Company owns the remaining 75% equity interest in Rainbow Media. The partnership interests in certain of Rainbow Media's programming services formerly owned by NBC are now owned by subsidiaries of Rainbow Media. The exchange of 25% of the Company's interest in Rainbow Media for NBC's interests in certain entities was accounted for at historical cost with the difference between the cost basis of a 25% interest in Rainbow Media and the partnership interests received in exchange recorded as goodwill of $54,385, which is being amortized over a 10 year period.

Madison Square Garden

In February 1997, Rainbow Media made a payment to ITT Corporation ("ITT") of $168,750 plus interest, fully equalizing its interest in MSG, a partnership among subsidiaries of Rainbow Media and subsidiaries of ITT, and bringing Rainbow Media's total payments at that time to $360,000, plus interest payments aggregating $47,700.

In April 1997, the Company and certain of its affiliates and ITT and certain of its affiliates entered into definitive agreements ("MSG Agreement") relating to the acquisition by subsidiaries of the Company of ITT's 50 percent interest in MSG. The transaction closed on June 17, 1997 when MSG borrowed $799,000 under its credit facility which was used to redeem a portion of ITT's interest in MSG for $500,000 and to repay its existing indebtedness. Rainbow Media contributed its SportsChannel Associates programming company to MSG, which, together with the redemption,


                                      (83)

                         CABLEVISION SYSTEMS CORPORATION
                        (formerly CSC Parent Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

increased Rainbow Media's interest in MSG to 89.8% and reduced ITT's interest to 10.2%. In connection with the Fox/Liberty transaction discussed below, Rainbow Media's interest in MSG was contributed to Regional Programming Partners. ITT's interest in MSG was further reduced to 7.8% as a result of the $450,000 capital contribution by Regional Programming Partners to MSG which was used by MSG to pay down outstanding debt. The remaining 7.8% interest held by ITT is subject to certain puts and calls as specified in the MSG Agreement (see "1998 Acquisitions" above). The acquisition was accounted for using the purchase method of accounting. The assets and liabilities and results of operations of MSG have been consolidated with those of the Company as of June 17, 1997. Previously, the Company's investment in MSG was accounted for using the equity method of accounting. The excess of the purchase price over the net book value of assets acquired of approximately $397,093 was allocated to the specific assets acquired based upon independent appraisals as follows:

               Property, plant and equipment                      $   19,687
               Affiliation and other agreements                       34,168
               Franchises                                             46,125
               Excess cost over fair value of net assets acquired    297,113
                                                                  ----------
                                                                  $  397,093
                                                                  ==========

Warburg Transactions

In June 1997, the Company acquired from Warburg Pincus Investors, L.P. ("Warburg") the interests that the Company did not already own in A-R Cable Partners ("Nashoba") and Cablevision of Framingham Holdings, Inc. ("CFHI") for a purchase price of approximately $33,348 and $7,865, respectively. The acquisitions of Nashoba and CFHI were accounted for as purchases with the operations of these companies being consolidated with those of the Company as of the acquisition date. The excess of the purchase price over the net book value of assets acquired approximates $97,015 and has been allocated based upon independent appraisals as follows:

               Property, plant and equipment                       $  4,060
               Franchises                                            59,923
               Excess cost over fair value of net assets acquired    33,032
                                                                   --------
                                                                   $ 97,015
                                                                   ========

On July 2, 1997, the Company redeemed from Warburg the Series A Preferred Stock of A-R Cable Services, Inc. ("A-R Cable") for an aggregate amount of approximately $112,301. The assets and liabilities of A-R Cable have been consolidated with those of the Company as of July 2, 1997. Previously, the Company's investment in A-R Cable was accounted for using the equity method of accounting. In connection with this transaction, the Company recognized a gain of $181,738 representing principally the reversal of accrued preferred dividends in excess of amounts paid.


                                      (84)

                         CABLEVISION SYSTEMS CORPORATION
                        (formerly CSC Parent Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

Radio City

On December 5, 1997, MSG purchased all of the membership interests in Radio City Entertainment ("Radio City"), the production company that operates Radio City Music Hall in New York City, for approximately $70,000 in cash. Simultaneously, Radio City entered into a 25-year lease for Radio City Music Hall. The assets and liabilities and results of operations of Radio City have been consolidated with those of the Company as of the date of acquisition. The excess of the purchase price over the net book value of assets acquired of approximately $76,200 was allocated to the specific assets acquired based upon independent appraisals as follows:.

               Property, plant and equipment                       $   1,500
               Capital lease obligation                              (80,000)
               Other liabilities                                     (13,400)
               Excess cost over fair value of net assets acquired    168,100
                                                                   ---------
                                                                   $  76,200
                                                                   =========

Dispositions

Cable Systems

In October 1998, A-R Cable transferred its cable television system in Rensselaer, New York plus approximately $16,000 in cash to Time Warner Entertainment Company, L.P. (Time Warner) in exchange for Time Warner's Litchfield, Connecticut system. The Company recognized a gain of approximately $15,500 in connection with this transaction.

In February 1997, the Company announced that it was pursuing a plan to dispose of certain nonstrategic cable television systems. In 1998 and 1997, the Company completed the sale of cable television systems for aggregate sales prices of approximately $426,500 and $88,200, respectively, and recognized aggregate gains of approximately $137,700 and $59,000, respectively.

Regional Programming Partners

In December 1997, Rainbow Media and Fox/Liberty Networks, LLC ("Fox") organized Regional Programming Partners (a partnership that owns the interest in MSG and in regional sports programming businesses previously owned by Rainbow Media) ("RPP"). In connection with the formation of RPP, affiliates of Rainbow Media indirectly contributed to RPP in consideration for the issuance of a 60% general partnership interest in RPP their ownership interests in several regional sports networks, including their interest in MSG. In consideration for the issuance of a 40% general partnership interest in RPP, Fox contributed $850,000 in cash to RPP. Thereafter, RPP made a capital contribution of approximately $450,000 to MSG which was used by MSG to repay a portion of MSG's debt. As a result of RPP's investment in MSG, RPP's interest in MSG increased from 89.8% to 92.2%. In connection with this transaction, Rainbow Media recognized a


                                      (85)

                         CABLEVISION SYSTEMS CORPORATION
                        (formerly CSC Parent Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

gain of approximately $305,000. See discussion above under "Acquisitions - 1998 Acquisitions - Madison Square Garden" for further increases in RPP's interest in MSG.

Other

In 1998 and 1997, RPP and Rainbow Media completed the sale of an interest in a sports programming business and substantially all of the assets of a radio station. In connection with these sales, RPP and Rainbow Media recognized gains of $17,700 and $7,400, respectively.

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

Included in share of affiliates' net loss in the accompanying consolidated statements of operations for the period ended July 1, 1997 and for the year ended December 31, 1996 is $35,835 and $68,492, respectively, representing A-R Cable's net loss plus dividend requirements for the Series A Preferred Stock of A-R Cable, which was not owned by the Company. Beginning on July 2, 1997, the operations of A-R Cable have been consolidated with those of the Company.

Pro Forma Results of Operations

The following unaudited pro forma condensed results of operations are presented for the years ended December 31, 1998 and 1997 as if the acquisitions of the TCI Systems, MSG, Nashoba, CFHI, the NBC transaction, the A-R Cable consolidation and the sale of assets of certain cable systems had occurred on January 1, 1998 and 1997, respectively.


                                      (86)

                         CABLEVISION SYSTEMS CORPORATION
                        (formerly CSC Parent Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

                                           Years Ended December 31,
                                           ------------------------
                                          1998                1997
                                          ----                ----

        Net revenues                   $3,329,627          $2,554,019
                                       ==========          ==========

        Net loss                       $ (520,968)         $  (21,047)
                                       ==========          ==========

        Net loss per common share      $    (3.47)         $     (.14)
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

NOTE 3. NET ASSETS HELD FOR SALE

Pursuant to the Company's decision to dispose of certain nonstrategic cable television systems (see Note 2), the Company had entered into definitive agreements covering the sale of certain cable television systems as of December 31, 1998 and 1997.

In January 1998, the Company, CSC Holdings and a subsidiary of TCI entered into a non-binding letter of intent for the Company to acquire TCI's cable television systems (the "TCI Connecticut Systems") in and around Hartford, Vernon, Branford and Lakeville, Connecticut (the "Proposed TCI CT Transactions"). Under the non-binding letter of intent, in consideration for the TCI Connecticut Systems, the Company would (i) transfer to TCI the cable television systems serving Kalamazoo, Michigan, (ii) transfer to TCI other cable television systems to be identified by TCI and purchased with approximately $25,000 of funds provided by the Company, (iii) issue shares of the Company's Class A Common Stock, and (iv) assume certain indebtedness relating to the TCI Connecticut Systems, which is anticipated to total approximately $110,000.

A binding definitive agreement has not yet been completed. There can be no assurance that the Proposed TCI CT Transactions will be consummated in a timely fashion, or at all.

For financial reporting purposes, the assets and liabilities attributable to cable systems whose sale or transfer was pending at December 31, 1998 and 1997 have been classified in the consolidated balance sheet as net assets held for sale and consist of the following:.


                                      (87)

                         CABLEVISION SYSTEMS CORPORATION
                        (formerly CSC Parent Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

                                                              December, 31
                                                              ------------
                                                          1998          1997
                                                          ----          ----
      Property, plant and equipment, net               $ 14,548       $122,577
      Intangible assets, net                                215        154,352
      Other assets (including trade receivables,
           prepaid expenses, etc.)                          603          2,815
                                                       --------       --------
      Total assets                                       15,366        279,744
      Total liabilities                                   4,360         27,134
                                                       --------       --------
      Net assets                                       $ 11,006       $252,610
                                                       ========       ========

The accompanying consolidated statement of operations for the year ended December 31, 1998 and 1997 includes net revenues aggregating approximately $18,937 and $102,971, respectively, and net income (loss) aggregating approximately $9,095 and $(11,275), respectively, relating to the cable systems held for sale or transfer.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following items, which are depreciated or amortized primarily on a straight-line basis over the estimated useful lives shown below:

                                                        December 31,           Estimated
                                                   1998            1997       Useful Lives
                                                   ----            ----       ------------
Communication transmission
  and distribution systems:
    Customer equipment.....................    $   615,867    $   508,959     4 to 5 years
    Headends...............................        125,013        100,551     7 to 10 years
    Multimedia.............................          9,075              -     10 years
    Central office equipment...............         87,208         60,672     10 years
    Infrastructure.........................      2,189,625      1,651,236     10 to 15 years
    Program, service and test
     equipment.............................        380,350        282,635     2 to 10 years
    Microwave equipment....................         16,947         16,641     2 to 10 years
    Construction in progress (including
     materials and supplies)...............        133,848        140,455            -
Furniture and fixtures.....................        195,660        128,442     1 to 12 years
Transportation equipment...................        131,476        107,159     4 to 15 years
Building and building improvements.........        171,567        156,254     23 to 40 years
Leasehold improvements.....................        140,766         70,991     Term of lease
Land and land improvements.................         45,573         34,070            -
                                               -----------    -----------
                                                 4,242,975      3,258,065
Less accumulated depreciation and
  amortization.............................      1,736,141      1,426,898
                                               -----------    -----------

                                               $ 2,506,834    $ 1,831,167
                                               ===========    ===========


                                      (88)

                         CABLEVISION SYSTEMS CORPORATION
                        (formerly CSC Parent Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

NOTE 5. DEBT

Bank Debt

Restricted Group/TCI Systems

For financing purposes, CSC Holdings, Inc. and certain of its subsidiaries are collectively referred to as the "Restricted Group". In May 1998, CSC Holdings and certain other subsidiaries of the Company entered into a new $2.8 billion reducing revolving credit facility (the "Credit Agreement") with a group of banks led by Toronto-Dominion (Texas), Inc. ("Toronto-Dominion"), as administrative and arranging agent. This Credit Agreement replaced a $1.7 billion facility that was also with a group of banks led by Toronto-Dominion.

The $2.8 billion reducing revolving credit facility, maturing in March 2007, consists of a $1.4 billion CSC Holdings credit facility, a $1.4 billion MFR credit facility of which $600,000 is available, and an $800,000 credit facility for the TCI Systems. While the $800,000 TCI Systems credit facility is in place, only $600,000 of the $1.4 billion MFR facility may be utilized.

In July 1998, CSC Holdings' credit facility was reduced by $400,000 to $1.0 billion, and the MFR credit facility was reduced by $200,000 to $1.2 billion, which includes a reduction of the TCI Systems credit facility by $100,000 to $700,000.

The TCI Systems credit facility matures on April 4, 1999 and concurrent with the transfer of the TCI Systems to CSC Holdings, which is expected to occur by April 4, 1999, the restriction on the MFR credit facility will be eliminated and the borrowings under the MFR facility will increase by an amount equal to the borrowings outstanding under the TCI Systems credit facility.

The total amount of bank debt outstanding under the Credit Agreement at December 31, 1998 and 1997 was $1,410,226 and $1,328,098, respectively. As of December 31, 1998, approximately $57,313 was restricted for certain letters of credit issued on behalf of CSC Holdings.

Unrestricted and undrawn funds available to the Restricted Group and the TCI Systems under the Credit Agreement amounted to approximately $749,687 at December 31, 1998. The Credit Agreement contains certain financial covenants that may limit the Restricted Group's and the TCI Systems' ability to utilize all of the undrawn funds available thereunder. The Credit Agreement contains various restrictive covenants, among which are the maintenance of various financial ratios and tests, and limitations on various payments, including preferred dividends and dividends on its common stock. The Company was in compliance with the covenants of its Credit Agreement at December 31, 1998.

Interest on outstanding amounts may be paid, at the option of the Company, based on the prime rate or Eurodollar rate. CSC Holdings has entered into interest rate swap agreements with several banks on a notional amount of $225,000 as of December 31, 1998 whereby CSC Holdings pays a fixed rate of interest ranging from 5.94% to 8.00% and receives a variable rate ranging from 5.38% to 5.72%. CSC Holdings enters into interest rate swap agreements to hedge against interest rate risk, as required by its Credit Agreement, and therefore accounts for these agreements as hedges of


                                      (89)

                         CABLEVISION SYSTEMS CORPORATION
                        (formerly CSC Parent Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

floating rate debt, whereby interest expense is recorded using the revised rate, with any fees or other payments amortized as yield adjustments. As of December 31, 1998, the interest rate swap agreements expire at various times through the year 2000 and have a weighted average life of approximately 11 months. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements; however, the Company does not anticipate nonperformance by the counterparties. The weighted average interest rate on all bank indebtedness was 6.48% and 7.60% on December 31, 1998 and 1997, respectively. The Company is also obligated to pay fees from .1875% to .25% per annum on the unused loan commitment and from .4% to 1.375% per annum on letters of credit issued under the Credit Agreement.

Unrestricted Group

U.S. Cable

U.S. Cable Television Group, L.P. ("U.S. Cable"), a subsidiary of the Company, had a three year $175,000 revolving credit facility maturing on August 13, 1999. As of December 31, 1997, U.S. Cable had outstanding borrowings under its revolving credit facility of approximately $155,000. Amounts outstanding under the facility bore interest at varying rates based upon the banks' base rate or LIBOR rate, as defined in the loan agreement. The weighted average interest rate was 7.1% on December 31, 1997. In January 1998, all remaining indebtedness of U.S. Cable amounting to approximately $156,000 was repaid and its credit agreement was terminated. The proceeds for such repayment came from the sale of substantially all the assets of U.S. Cable.

Rainbow Media

In April 1997, Rainbow Media executed a new $300,000, three year credit facility with Canadian Imperial Bank of Commerce and Toronto-Dominion as co-agents, and a group of banks. Upon closing, approximately $172,000 was drawn to refinance, in part, its previous $202,000 credit facility. The balance of the funds utilized to fully repay the $202,000 facility and to repay $169,000 to the Restricted Group came from a distribution by American Movie Classics Company. The Rainbow Media revolving credit facility was amended in December 1997 which, among other things, extended the maturity date to December 31, 2000. The credit facility contains certain financial covenants that may limit Rainbow Media's ability to utilize all the undrawn funds available thereunder, including covenants requiring it to maintain certain financial ratios. The facility bears interest at varying rates above the lead bank's base or Eurodollar rate depending on the ratio of debt to borrower value, as defined in the credit agreement. The loan is secured by a pledge of the Company's stock in Rainbow Media, a pledge of all of the stock of all wholly-owned subsidiaries of Rainbow Media and is guaranteed by the subsidiaries of Rainbow Media, as permitted.


                                      (90)

                         CABLEVISION SYSTEMS CORPORATION
                        (formerly CSC Parent Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

At December 31, 1998 and 1997, Rainbow Media had outstanding borrowings of $67,200 and $176,500, respectively, under its credit facility. Undrawn funds available to Rainbow Media under the credit facility amounted to approximately $12,800 at December 31, 1998.

The weighted average interest rate on Rainbow Media's bank debt was 7.7% and 7.8% on December 31, 1998 and 1997, respectively. The credit agreement contains various restrictive covenants with which Rainbow Media was in compliance at December 31, 1998.

American Movie Classics Company

In April 1997, American Movie Classics Company ("AMCC") put into place a new $250,000 credit facility. The facility was comprised of a $200,000 term loan and a $50,000 revolving loan. The facility was used to make a $205,000 cash distribution to Rainbow Media, refinance existing indebtedness and for general corporate purposes. In December 1997, the loan was amended, decreasing the term loan to $146,000 and increasing the revolving loan to $100,000 ("AMCC Loan Agreement"). Both loans will mature on March 31, 2004. Borrowings under the AMCC Loan Agreement bear interest at varying rates above or at the lead bank's base or above the Eurodollar rate depending on the ratio of debt to cash flow, as defined in the AMCC Loan Agreement. At December 31, 1998 and 1997, the weighted average interest rate on bank indebtedness was 6.1% and 6.8%, respectively. The term loan began amortizing September 30, 1997 and requires quarterly amortization payments. The revolving loan does not start to reduce until June 30, 2002. On December 31, 1998 and 1997, $128,000 and $143,000, respectively, was outstanding under the term loan and $64,250 and $56,500, respectively, was outstanding under the revolving loan. Substantially all of the assets of AMCC, amounting to approximately $274,600 at December 31, 1998, have been pledged to secure the borrowings under the AMCC Loan Agreement. The AMCC Loan Agreement contains various restrictive covenants with which AMCC was in compliance at December 31, 1998.

Madison Square Garden

In June 1997, MSG entered into an $850,000 credit agreement (the "MSG Credit Facility") with a group of banks led by Chase Manhattan Bank, as agent. The MSG Credit Facility expires on December 31, 2004. MSG initially borrowed $650,000 and $149,000 under the term loan and revolver portions, respectively, of the MSG Credit Facility. In December 1997, the facility was amended to increase the revolver to $500,000 from $200,000. Also in December 1997, MSG repaid the term loan of $650,000 with $450,000 contributed by RPP as described in Note 2 and $200,000 of additional borrowings under the revolver. Loans under the MSG Credit Facility bear interest at current market rates plus a margin based upon MSG's consolidated leverage ratio. At December 31, 1998 and 1997, loans outstanding amounted to $310,000 and $360,000, respectively, and bore interest at 6.038% and 6.785%, respectively. The MSG Credit Facility contains certain financial covenants with which MSG was in compliance at December 31, 1998. The MSG Credit


                                      (91)

                         CABLEVISION SYSTEMS CORPORATION
                        (formerly CSC Parent Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

Facility also contains certain financial covenants that may limit MSG's ability to utilize all of the undrawn funds available thereunder.

In July 1997, a wholly-owned subsidiary of MSG borrowed $20,000 under promissory notes with various lending institutions which bear interest at LIBOR plus a margin (7.22% and 7.85% at December 31, 1998 and 1997, respectively) and mature in July 2002.

Cablevision Electronics

In February 1998, Cablevision Electronics entered into a three year $130,000 revolving credit facility. Under the terms of the credit facility, the total amount of borrowings available to Cablevision Electronics is subject to an availability calculation based on a percentage of eligible inventory. The total amount outstanding under the credit agreement at December 31, 1998 was approximately $44,542 and bore interest at 7.2%. As of December 31, 1998, $30,197 was restricted for certain letters of credit issued on behalf of Cablevision Electronics. Unrestricted and undrawn funds available amounted to $54,403 on December 31, 1998 based on the level of inventory as of that date.

Borrowings under the credit agreement are secured by Cablevision Electronics' assets. The credit agreement contains various restrictive covenants with which Cablevision Electronics was in compliance at December 31, 1998.

Cablevision Cinemas

Cablevision Cinemas, LLC has a $15,000 revolving credit bank facility maturing on June 30, 2003. As of December 31, 1998, there were no outstanding borrowings under this bank facility.

Senior Debt

On December 30, 1997, CSC Holdings repaid $222,000 of A-R Cable's debt with borrowings under CSC Holdings' Credit Facility in connection with the transfer of certain cable systems from A-R Cable to the Restricted Group. A-R Cable had outstanding borrowings of $112,500 at December 31, 1997, which was repaid in 1998.

Senior Notes and Debentures

In December 1998, the Company redeemed Clearview's 10-7/8% Senior Notes for approximately $94,800 in cash. This payment included a premium of $11,200, a consent fee of $3,600 and accrued interest of $48.

In July 1998, CSC Holdings issued $500,000 principal amount of 7-1/4% Senior Notes due 2008 (the "2008 Notes") and $500,000 principal amount ($499,516 amortized amount at December 31,


                                      (92)

                         CABLEVISION SYSTEMS CORPORATION
                        (formerly CSC Parent Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

1998) of 7-5/8 % Senior Debentures due 2018 (the "Debentures"). The Debentures were issued at a discount of $495. The 2008 Notes and Debentures are not redeemable by CSC Holdings prior to maturity.

In February 1998, CSC Holdings issued $300,000 principal amount ($296,721 amortized amount at December 31, 1998) of 7-7/8% Senior Debentures due 2018 (the "2018 Debentures"). The 2018 Debentures were issued at a discount of $3,429. The 2018 Debentures are not redeemable by CSC Holdings prior to maturity.

In December 1997, CSC Holdings issued $500,000 principal amount ($499,532 and $499,475 amortized amount at December 31, 1998 and 1997, respectively) of 7-7/8% Senior Notes due 2007 (the "2007 Notes"). The notes were issued at a discount of $525. The 2007 Notes are not redeemable by CSC Holdings prior to maturity. The net proceeds were used to reduce bank borrowings.

In August 1997, CSC Holdings issued $400,000 principal amount ($398,674 and $398,549 amortized amount at December 31, 1998 and 1997, respectively) of 8-1/8% Senior Debentures due 2009 (the "2009 Notes"). The 2009 Notes were issued at a discount of $1,492. The 2009 Notes are not redeemable by CSC Holdings prior to maturity. The net proceeds were used to reduce bank borrowings.

The indentures under which the senior notes and debentures were issued contain various convenants, which are generally less restrictive than those contained in the Company's Credit Agreement, with which the Company was in compliance at December 31, 1998.

Subordinated Debentures

In May 1996, CSC Holdings issued $150,000 principal amount ($149,545 and $149,485 amortized amount at December 31, 1998 and 1997, respectively) of 9-7/8% Senior Subordinated Notes due 2006 (the "2006 Notes") and $250,000 principal amount of 10-1/2% Senior Subordinated Debentures due 2016 (the "2016 Debentures"). The 2006 Notes are redeemable at CSC Holdings' option, in whole or in part, on May 15, 2001, May 15, 2002 and May 15, 2003 at the redemption price of 104.938%, 103.292% and 101.646%, respectively, of the principal amount and thereafter at 100% of the aggregate principal amount, in each case together with accrued interest to the redemption date. The 2016 Debentures are redeemable at CSC Holdings' option, in whole or in part, on May 15, 2006, May 15, 2007, May 15, 2008 and May 15, 2009, at the redemption price of 105.25%, 103.938%,
102.625% and 101.313%, respectively, of the principal amount and thereafter at 100% of the aggregate principal amount, in each case together with accrued interest to the redemption date.

In November 1995, CSC Holdings issued $300,000 principal amount of 9-1/4% Senior Subordinated Notes due 2005 (the "2005 Notes"). The 2005 Notes are redeemable at CSC


                                      (93)

                         CABLEVISION SYSTEMS CORPORATION
                        (formerly CSC Parent Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

Holdings' option, in whole or in part, on November 1, 2000, November 1, 2001 and November 1, 2002 at the redemption price of 104.625%, 103.1% and 101.5%, respectively, of the principal amount and thereafter at 100% of the principal amount, in each case together with accrued interest to the redemption date.

In February 1993, CSC Holdings issued $200,000 face amount ($199,117 and $199,056 amortized amounts at December 31, 1998 and 1997, respectively) of its 9-7/8% Senior Subordinated Debentures due 2013 (the "2013 Debentures"). The 2013 Debentures are redeemable, at CSC Holdings' option, on February 15, 2003, February 15, 2004, February 15, 2005 and February 15, 2006 at the redemption price of 104.80%, 103.60%, 102.40% and 101.20%, respectively, of the principal amount and thereafter at the redemption price of 100% of the principal amount, in each case together with accrued interest to the redemption date.

Also in 1993, CSC Holdings issued $150,000 face amount ($149,713 and $149,704 amortized amounts at December 31, 1998 and 1997, respectively) of its 9-7/8% Senior Subordinated Debentures due 2023 (the "2023 Debentures"). The 2023 Debentures are redeemable, at CSC Holdings' option, on and after April 1, 2003 at the redemption price of 104.938% reducing ratably to 100% of the principal amount on and after April 1, 2010, in each case together with accrued interest to the redemption date.

The indentures under which the subordinated notes and debentures were issued contain various covenants, which are generally less restrictive than those contained in the Company's Credit Agreement and with which the Company was in compliance at December 31, 1998.

Subordinated Notes Payable

In connection with certain acquisitions made in 1994, a subsidiary of the Company issued promissory notes totaling $141,268 and the Company assumed $9,732 of promissory notes, both of which were repaid in June 1998.

Summary of Five Year Debt Maturities

Total amounts payable by the Company and its subsidiaries under its various debt obligations, including capital leases, during the five years subsequent to December 31, 1998 are as follows:

                                 1999      $54,401
                                 2000       98,354
                                 2001       76,020
                                 2002       56,265
                                 2003      229,451


                                      (94)

                         CABLEVISION SYSTEMS CORPORATION
                        (formerly CSC Parent Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

NOTE 6. PREFERRED STOCK OF CSC HOLDINGS, INC.

In February 1996, CSC Holdings issued 6,500,000 depositary shares, representing 65,000 shares of 11-1/8% Series L Redeemable Exchangeable Preferred Stock (the "Series L Preferred Stock") with a liquidation preference of $650,000, which were subsequently exchanged for Series M Redeemable Exchangeable Preferred Stock (the "Series M Preferred Stock") on August 2, 1996 with terms identical to the Series L Preferred Stock. Net proceeds were approximately $626,000. The depositary shares are exchangeable, in whole but not in part, at the option of CSC Holdings, for CSC Holdings' 11-1/8% Senior Subordinated Debentures due 2008. CSC Holdings is required to redeem the Series M Preferred Stock on April 1, 2008 at a redemption price equal to the liquidation preference of $10,000 per share plus accumulated and unpaid dividends. The Series M Preferred Stock is redeemable at various redemption prices beginning at 105.563% at any time on or after April 1, 2003, at the option of CSC Holdings, with accumulated and unpaid dividends thereon to the date of redemption. Before April 1, 2001, dividends may, at the option of CSC Holdings, be paid in cash or by issuing fully paid and nonassessable shares of Series M Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends. On and after April 1, 2001, dividends must be paid in cash. CSC Holdings satisfied its dividend requirements by issuing 9,263, 8,300 and 6,576 additional shares of Series M Preferred Stock in 1998, 1997 and 1996, respectively.

In November 1995, CSC Holdings issued 13,800,000 depositary shares representing 1,380,000 shares of 8-1/2% Series I Cumulative Convertible Exchangeable Preferred Stock (the "Series I Preferred Stock") with an aggregate liquidation preference of $345,000. The depositary shares are convertible into shares of the Company's Class A Common Stock, at any time after January 8, 1996 at the option of the holder, at an initial conversion price of $16.86 per share (adjusted for the two-for-one stock splits - see Note 1) of Class A Common Stock subject to adjustment under certain conditions. The Series I Preferred Stock is exchangeable into 8-1/2% Convertible Subordinated Debentures due 2007, at the option of CSC Holdings, in whole but not in part, on or after January 1, 1998 at a rate of $25.00 principal amount of exchange debentures for each depositary share. The Series I Preferred Stock is redeemable at the option of CSC Holdings, in whole or in part, on November 1, 1999, November 1, 2000, and November 1, 2001 and thereafter at 102.8%, 101.4% and 100.0%, respectively, of the principal amount plus accrued and unpaid dividends thereon. CSC Holdings paid a cash dividend of approximately $29,325 in each of 1998, 1997 and 1996.

In September 1995, CSC Holdings issued 2,500,000 shares of its $.01 par value 11-3/4% Series H Redeemable Exchangeable Preferred Stock (the "Series H Preferred Stock") with an aggregate liquidation preference of $100 per share. CSC Holdings is required to redeem the Series H Preferred Stock on October 1, 2007 at a redemption price per share equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends thereon. Before October 1, 2000, dividends may, at the option of CSC Holdings, be paid in cash or by issuing fully paid and nonassessable shares of Series H Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends. On and after October 1, 2000, dividends must be paid in cash. The

                                      (95)

                         CABLEVISION SYSTEMS CORPORATION
                        (formerly CSC Parent Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

terms of the Series H Preferred Stock permit CSC Holdings, at its option, to exchange the Series H Preferred Stock for CSC Holdings' 11-3/4% Senior Subordinated Debentures due 2007 in an aggregate principal amount equal to the aggregate liquidation preference of the shares of Series H Preferred Stock. CSC Holdings satisfied its dividend requirements by issuing 399,050, 355,415 and 317,549 additional shares of Series H Preferred Stock in 1998, 1997 and 1996, respectively.

In January 1998, CSC Holdings redeemed all of its outstanding 8% Series C Cumulative Preferred Stock ("Series C Preferred Stock") for cash of approximately $9,400 in the aggregate for all outstanding shares, including accrued dividends.

Preferred stock dividend requirements of CSC Holdings are included in minority interests in the accompanying consolidated statements of operations.

NOTE 7. INCOME TAXES

The Company and certain of its subsidiaries file consolidated income tax returns. Effective April 1, 1997, as a result of the transaction described in
Note 2, Rainbow Media files a separate consolidated federal income tax return with its subsidiaries. At December 31, 1998, the Company had consolidated net operating loss carry forwards of approximately $880,000 and Rainbow Media had consolidated federal net operating loss carry forwards of approximately $539,000. As a result of a holding company reorganization and the 1997 change in Rainbow Media's ownership described in Note 2, Rainbow Media's loss carry forwards may be subject to annual limitations on deductions.

The tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 1998 and 1997 are as follows:

                                                         1998            1997
                                                         ----            ----

Deferred Asset (Liability)

   Depreciation and amortization                      $(182,226)      $  67,234
   Receivables from affiliates                           23,406          18,681
   Benefit plans                                        108,495          29,841
   Allowance for doubtful accounts                        7,016           5,538
   Deferred gain                                       (130,650)       (131,460)
   Benefits of tax loss carry forwards                  596,175         601,983
   Other                                                    (50)            (58)
                                                      ---------       ---------
       Net deferred tax assets                          422,166         591,759
   Valuation allowance                                 (422,166)       (591,759)
                                                      ---------       ---------
                                                      $      --       $      --
                                                      =========       =========


                                      (96)

                         CABLEVISION SYSTEMS CORPORATION
                        (formerly CSC Parent Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

The Company has provided a valuation allowance for the total amount of net deferred tax assets since realization of these assets is not assured due principally to the Company's history of operating losses.

NOTE 8. OPERATING LEASES

The Company leases certain office, production, transmission, theater and retail store facilities under terms of leases expiring at various dates through 2023. The leases generally provide for fixed annual rentals plus certain real estate taxes and other costs. Rent expense for the years ended December 31, 1998, 1997 and 1996 amounted to $83,003, $26,773 and $22,195, respectively.

In addition, the Company rents space on utility poles for its operations. The Company's pole rental agreements are for varying terms, and management anticipates renewals as they expire. Pole rental expense for the years ended December 31, 1998, 1997 and 1996 amounted to approximately $12,490, $10,737 and $8,585, respectively. The minimum future annual rentals for all operating leases during the next five years, including pole rentals from January 1, 1999 through December 31, 2003, and thereafter, at rates now in force are approximately:
1999, $96,200; 2000, $87,800; 2001, $83,565; 2002, $80,852; 2003, 78,488;
thereafter, $661,758.

NOTE 9. AFFILIATE TRANSACTIONS

The Company has affiliation agreements with certain cable television programming companies, in which Rainbow Media directly or indirectly held varying ownership interests during the three years ended December 31, 1998. Accordingly, the Company recorded income (losses) of approximately $(31,851), $10,672 and $(8,018) in 1998, 1997 and 1996, respectively, representing its percentage interests in the results of operations of these programming companies. At December 31, 1998, the Company's net deficit investment in these programming companies amounted to approximately $338. At December 31, 1997, the Company's investment in these programming companies amounted to approximately $29,644. Costs incurred by the Company for programming services provided by these non-consolidated affiliates and included in operating expense for the years ended December 31, 1998, 1997 and 1996 amounted to approximately $2,942, $16,581 and $37,610, respectively. At December 31, 1998 and 1997 amounts due to certain of these affiliates, primarily for programming services provided to the Company, aggregated $3,644 and $7,978, respectively, and are included in accounts payable. At December 31, 1998 and 1997, amounts due from certain of these programming affiliates aggregated $13,075 and $2,335, respectively, and are included in advances to affiliates.

In 1992, the Company acquired from Mr. Dolan substantially all of the interests in Cablevision of New York City ("CNYC") that it did not previously own. Mr. Dolan remained a 1% partner in CNYC and was entitled to certain preferential payments. The total amount owed to Mr. Dolan at December 31, 1997 amounted to approximately $197,183. In 1998, the Company paid all amounts due Mr. Dolan.


                                      (97)

                         CABLEVISION SYSTEMS CORPORATION
                        (formerly CSC Parent Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

During 1998, 1997 and 1996, the Company made advances to or incurred costs on behalf of other affiliates engaged in providing cable television, cable television programming, and related services. Amounts due from these affiliates amounted to $310 and $2,599 at December 31, 1998 and 1997, respectively and are included in advances to affiliates.

In October 1997, the Company entered into an agreement with At Home Corporation ("@Home") and certain of its shareholders, pursuant to which the Company agreed to enter into agreements for the distribution of the @Home service over the Company's cable television systems on the same terms and conditions as @Home's founding partners, TCI, Comcast Corporation and Cox Communications, Inc. The Company received a warrant to purchase 7,875,784 shares of @Home's Series A Common Stock at an exercise price of $.50 per share. Additionally, in 1998 a warrant to purchase 2,355,514 shares of @Home's Series A Common Stock at $.50 per share was received in connection with the acquisition of the TCI Systems (see Note 2). The @Home network distributes high-speed interactive services to residences and businesses using its own network architecture and a variety of transport options, including the cable industry's hybrid fiber coaxial infrastructure.

The aggregate fair market value of the warrants received of $248,134, as determined by independent appraisals, has been recorded in investments in affiliates in the accompanying consolidated balance sheets. The difference between the appraised value of the warrants and the price paid has been recorded as deferred revenue and is being amortized to income over the period which the Company is obligated to provide the necessary services to @Home. In 1998, the Company recorded $35,821 of revenue relating to this transaction.

Prior to their acquisition by the Company, the operations of several cable systems were managed by the Company for a fee equal to 3-1/2% of gross receipts, as defined, plus reimbursement of certain costs and an allocation of certain selling, general and administrative expenses. In certain cases, interest was charged on unpaid amounts. For 1997 and 1996, such management fees, expenses and interest amounted to approximately $5,973 and $12,436, respectively, of which $7,724 was reserved by the Company in 1996.

The Company managed the properties of U.S. Cable until its acquisition in August 1996, under management agreements that provided for cost reimbursement, including an allocation of overhead charges. For 1996, such cost reimbursement amounted to $2,396.

In August 1996, the Company entered into an agreement with NorthCoast Operating Co., Inc. ("NorthCoast") and certain of its affiliates, to form a limited liability company (the "LLC") to participate in the auctions conducted by the Federal Communications Commission ("FCC") for certain licenses to conduct a personal communications service ("PCS") business. The Company has contributed an aggregate of approximately $38,000 to the LLC (either directly or through a loan to NorthCoast) and holds a 49.9% interest in the LLC and certain preferential distribution rights. The Company recorded a loss of $5,517 in 1998, representing its share of the losses of the LLC.


                                      (98)

                         CABLEVISION SYSTEMS CORPORATION
                        (formerly CSC Parent Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

NorthCoast is a Delaware corporation controlled by John Dolan. John Dolan is a nephew of Mr. Dolan and a cousin of James Dolan.

In 1996, Rainbow Media invested in a joint venture formed with a subsidiary of Loral Space and Communications, Ltd. for the purpose of exploiting certain direct broadcast satellite ("DBS") frequencies. Rainbow Media's investment amounted to $14,913, $12,867 and $5,756 at December 31, 1998, 1997 and 1996,
respectively. Rainbow Media also contributed to the joint venture its interest in certain agreements with the licensee of such frequencies.

NOTE 10. BENEFIT PLANS

The Company maintains the CSSC Supplemental Benefit Plan (the "Supplemental Plan") for the benefit of certain officers and employees of the Company. As part of the Supplemental Plan, the Company established a nonqualified defined benefit pension plan, which provides that, upon attaining normal retirement age, a participant will receive a benefit equal to a specified percentage of the participant's average compensation, as defined. All participants are 100% vested in the Supplemental Plan. Net periodic pension cost for the years ended December 31, 1998, 1997 and 1996 was negligible. At December 31, 1998 and 1997, the fair value of Supplemental Plan assets exceeded the projected benefit obligation by approximately $2,688 and $2,135 respectively.

Effective January 1, 1998, the Company established a Cash Balance Retirement Plan (the "Retirement Plan"), which replaced the Company's former money purchase pension plan. Under the Retirement Plan, the Company will credit a certain percentage of eligible base pay into an account established for each employee which will earn a market based rate of return annually.

The Company also maintains a 401(k) savings plan, pursuant to which an employee can contribute a percentage of eligible annual compensation, as defined. The Company also makes matching contributions for a portion of employee contributions to the 401(k) savings plan.

The cost associated with the Retirement Plan, the money purchase pension plan and the 401(k) savings plan was approximately $10,047, $7,445 and $5,565 for the years ended December 31, 1998, 1997 and 1996, respectively.

MSG sponsors several non-contributory pension plans covering MSG's employees. Benefits payable to retirees under these plans are based upon years of service and participant's compensation and are funded through trusts established under the plans. Plan assets are invested primarily in common stocks, bonds, United States government securities and cash. At December 31, 1998 and 1997, the accrued pension liability amounted to $8,883 and $7,796, respectively, and for the years ended December 31, 1998 and 1997, net periodic pension cost amounted to $2,254 and $1,613, respectively.


                                      (99)

                         CABLEVISION SYSTEMS CORPORATION
                        (formerly CSC Parent Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

MSG also sponsors a welfare plan which provides certain postretirement health care and life insurance benefits to certain employees and their dependents who are eligible for early or normal retirement under MSG's retirement plan. The welfare plan is insured through a managed care provider and MSG funds these benefits with premium payments. For the years ended December 31, 1998 and 1997, the periodic postretirement benefit cost amounted to $84 and $133, respectively, and the accrued postretirement benefit obligation amounted to $6,087 and $6,036, respectively.

NOTE 11. STOCK BENEFIT PLANS

The Company has an Employee Stock Plan (the "Stock Plan") under which the Company is authorized to issue a maximum of 14,000,000 shares. Pursuant to its terms, no awards could be granted under the Stock Plan after December 5, 1995. The Company granted under the Stock Plan incentive stock options, nonqualified stock options, restricted stock, conjunctive stock appreciation rights, stock grants and stock bonus awards. The exercise price of stock options could not be less than the fair market value per share of Class A Common Stock on the date the option was granted and the options could expire no longer than ten years from date of grant. Conjunctive stock appreciation rights permit the employee to elect to receive payment in cash, either in lieu of the right to exercise such option or in addition to the stock received upon the exercise of such option, in an amount equal to the difference between the fair market value of the stock as of the date the right is exercised, and the exercise price.

In June 1996, the Company's shareholders approved the First Amended and Restated 1996 Employee Stock Plan, as amended, (the "1996 Plan"), under which the Company is authorized to issue a maximum of 13,000,000 shares. Under the 1996 Plan, the Company is able to grant incentive stock options, nonqualified stock options, restricted stock, conjunctive and alternative stock appreciation rights, stock grants and stock bonus awards. The other terms of the 1996 Plan are substantially identical to those of the Stock Plan except that under the 1996 Plan the Compensation Committee has the authority, in its discretion, to add performance criteria as a condition to any employee's exercise of an award granted under the 1996 Plan.

During 1998, the Company granted options under the 1996 Plan to purchase 2,265,500 shares of Class A Common Stock and stock appreciation rights related to 2,265,500 shares under option. The options and related conjunctive stock appreciation rights are exercisable at various prices ranging from $27.63 to $43.50 per share and vest in 33 1/3% annual increments beginning one year from the date of grant.

During 1997, the Company granted options under the 1996 Plan to purchase 2,230,888 shares of Class A Common Stock and stock appreciation rights related to 2,210,288 shares under option. The options and related conjunctive stock appreciation rights are exercisable at prices of $7.13 and $7.88 per share and vest in either 25% or 33 1/3% annual increments beginning one year from the date of the grant or the beginning of 1997.


                                     (100)

                         CABLEVISION SYSTEMS CORPORATION
                        (formerly CSC Parent Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

During 1996, the Company granted options under the 1996 Plan to purchase 2,194,220 shares of Class A Common Stock, stock appreciation rights related to 2,194,220 shares under option and 368,400 bonus award shares. The options and related conjunctive stock appreciation rights are exercisable at various prices ranging from $11.97 to $12.38 per share and vest in either 25% or 33 1/3% annual increments beginning one year from the date of the grant. The bonus awards vest primarily over a four year period.

As a result of stock awards, bonus awards, stock appreciation rights and the expensing of the cash payment made for certain executive stock options, the Company recorded (income)/expense of approximately $146,179, $64,361 and $(8,558) in 1998, 1997 and 1996, respectively. These amounts reflect vesting schedules for applicable grants as well as fluctuations in the market price of the Company's Class A Common Stock.

The Company applies APB 25 and related interpretations in accounting for its stock option plans. Had compensation cost been recognized consistent with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), for options granted in 1995 through 1998, the Company's net loss would have increased by $16,151, $7,323 and $4,191 in 1998, 1997 and 1996, respectively. Pro forma net loss per share would have been $(3.27), $(.20) and $(4.67) for the years ended December 31, 1998, 1997 and 1996, respectively.

The per share weighted average value of stock options issued by the Company during 1998, 1997 and 1996, as determined by the Black-Scholes option pricing model, was $14.25, $3.32 and $4.97, respectively, on the date of grant. In 1998, 1997 and 1996, the assumptions of no dividends and an expected life of five years were used by the Company in determining the value of stock options granted by the Company. In addition, the calculations assumed a risk free interest rate of approximately 5.0%, 5.9% and 6.7% and expected volatility of 52.8%, 43.5% and 34% in 1998, 1997 and 1996, respectively.

Pro forma net loss reflects only options granted since December 31, 1994. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net loss amounts discussed above because compensation cost is calculated over the options' vesting periods and compensation costs for options granted prior to January 1, 1995 are not considered.


                                     (101)

                         CABLEVISION SYSTEMS CORPORATION
                        (formerly CSC Parent Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

Stock transactions under the Stock Plan and the 1996 Plan are as follows:

                               Shares        Stock
                               Under      Appreciation     Stock       Available       Option
                               Option        Rights        Awards      For Grant     Price Range
                               ------        ------        ------      ---------     -----------
Balance, December 31, 1995    4,262,728     4,510,748       599,200            --    $3.63-$14.13

  1996 Stock Plan                    --            --            --     6,000,000
  Granted                     2,194,220     2,194,220       368,400    (2,562,620)   $11.97-$12.38
  Exercised/issued             (748,564)     (954,564)     (589,776)           --    $3.63-$10.50
  Cancelled-Stock Plan         (176,568)      (87,188)      (24,824)           --    $6.13-$13.03
  Cancelled-1996 Plan           (39,200)      (39,200)       (1,200)       40,400    $12.38
                             ----------    ----------    ----------    ----------

Balance, December 31, 1996    5,492,616     5,624,016       351,800     3,477,780    $3.63-$13.04

  Granted                     2,230,888     2,210,288            --    (2,230,888)   $7.13-$7.88
  Exercised/issued             (950,924)   (1,245,160)           --            --    $5.32-$13.03
  Cancelled-Stock Plan         (964,356)     (948,024)      (31,196)           --    $5.32-$13.03
  Cancelled-1996 Plan          (300,676)     (300,176)      (45,452)      346,128    $7.13-$12.38
                             ----------    ----------    ----------    ----------

Balance, December 31, 1997    5,507,548     5,340,944       275,152     1,593,020    $5.32-$13.03

  1996 Plan amendment                --            --            --     7,000,000
  Granted                     2,265,500     2,265,500            --    (2,265,500)   $27.63-$43.50
  Exercised/issued           (1,263,220)   (1,164,932)     (221,852)           --    $6.13-$30.16
  Cancelled-Stock Plan           (6,604)       (6,604)       (6,840)           --    $6.91-$13.03
  Cancelled-1996 Plan          (345,364)     (345,360)      (32,060)      377,424    $7.13-$12.38
                             ----------    ----------    ----------    ----------

Balance, December 31, 1998    6,157,860     6,089,548        14,400     6,704,944    $6.13-$43.50
                             ==========    ==========    ==========    ==========

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 1998:

                                  Options Outstanding                  Options Exercisable
                    -------------------------------------------     --------------------------
                                       Weighted        Weighted                       Weighted
                                        Average        Average                        Average
    Ranges of                          Remaining       Exercise                       Exercise
Exercise Prices       Shares         Life in Years      Price         Shares           Price
----------------------------------------------------------------------------------------------
$   6.13 - 9.00     2,582,248             7.7           $7.15       1,683,556         $  7.12
  10.50 - 13.19     1,321,112             6.6           11.72         819,016           11.31
  27.63 - 43.50     2,254,500             9.5           29.06          85,667           30.16

At December 31, 1998, options for approximately 6,157,860 shares were outstanding with a weighted average exercise price of $16.15 and a weighted average remaining life of 8 years. At December 31, 1998, options for approximately 2,588,200 shares were exercisable with a weighted average exercise price of $9.20 and a weighted average remaining life of 7 years.


                                     (102)

                         CABLEVISION SYSTEMS CORPORATION
                        (formerly CSC Parent Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

NOTE 12. COMMITMENTS AND CONTINGENCIES

The Company, through Rainbow Media, has entered into several contracts, including rights agreements, with professional sports teams and others relating to cable television programming. In addition, Rainbow Media, through MSG has employment agreements with both players and coaches of its professional sports teams. Certain of these contracts, which provide for payments that are guaranteed regardless of employee injury or termination, are covered by disability insurance if certain conditions are met. Future cash payments required under these contracts as of December 31, 1998 are as follows:

                                     1999       $  229,933
                                     2000          217,752
                                     2001          153,717
                                     2002          113,925
                                     2003           98,150
                               Thereafter        1,093,373
                                                ----------
                                    Total       $1,906,850
                                                ==========

The Company and its cable television affiliates have an affiliation agreement with a program supplier whereby the Company is obligated to make base rate annual payments, as defined and subject to certain adjustments pursuant to the agreement, through 2004. The Company would be contingently liable for the base rate annual payments, based on subscriber usage, of approximately $12,890 in 1999 and for the years 2000 through 2004 such payments would increase by percentage increases in the Consumer Price Index, or five percent, whichever is less, over the prior year's base rate annual payment.

NOTE 13. OTHER MATTERS

The Company is party to various lawsuits, some involving substantial amounts. Management does not believe that the resolution of these lawsuits will have a material adverse impact on the financial position of the Company.

NOTE 14. DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and Cash Equivalents, Accounts Receivable Trade, Notes and Other Receivables, Prepaid Expenses and Other Assets, Advances to Affiliates, Accounts Payable, Accrued Liabilities, Accounts Payable to Affiliates, Feature Film and Contract Obligations, and Obligation to Related Party.

The carrying amount approximates fair value due to the short maturity of these instruments.


                                     (103)

                         CABLEVISION SYSTEMS CORPORATION
                        (formerly CSC Parent Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

At Home Warrants

The fair value of the At Home warrants has been determined by an independent investment advisor.

Bank Debt, Senior Debt, Senior Notes and Debentures, Subordinated Notes and Debentures and Subordinated Notes Payable.

The fair values of each of the Company's long-term debt instruments are based on quoted market prices for the same or similar issues or on the current rates offered to the Company for instruments of the same remaining maturities.

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

The fair value of the Company's financial instruments are summarized as follows:

                                                     December 31, 1998
                                                ---------------------------
                                                 Carrying        Estimated
                                                  Amount         Fair Value
                                                  ------         ----------

At Home warrants                                $  248,134       $  755,479
                                                ==========       ==========

Long term debt instruments:
  Bank debt                                     $2,051,549       $2,051,549
  Senior notes and debentures                    2,194,443        2,271,340
  Subordinated notes and debentures              1,048,375        1,168,375
  Redeemable exchangeable preferred
     stock of CSC Holdings                       1,256,339        1,417,241
                                                ----------       ----------
                                                $6,550,706       $6,908,505
                                                ==========       ==========
Interest rate swap agreements:
  In a net payable position                     $       --       $    4,116
                                                ==========       ==========


                                     (104)

                         CABLEVISION SYSTEMS CORPORATION
                        (formerly CSC Parent Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

                                                      December 31, 1997
                                                 ---------------------------
                                                  Carrying        Estimated
                                                   Amount         Fair Value
                                                   ------         ----------
Long term debt instruments:
  Bank debt                                      $2,240,358       $2,240,358
  Senior debt                                       112,500          112,500
  Senior notes and debentures                       898,024          919,125
  Subordinated notes and debentures               1,048,245        1,158,750
  Subordinated notes payable                        151,000          148,300
  Redeemable exchangeable preferred
      stock of CSC Holdings                       1,123,808        1,307,750
                                                 ----------       ----------
                                                 $5,573,935       $5,886,783
                                                 ==========       ==========
Interest rate swap agreements:
  In a net payable position                      $       --       $    3,141
                                                 ==========       ==========

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 15. SEGMENT INFORMATION

The Company classifies its business interests into three fundamental areas:
Telecommunication Services, consisting principally of its cable television, telephone and modem services operations; Rainbow Media, consisting principally of interests in cable television programming networks and MSG, which owns and operates professional sports teams, regional cable television networks, live productions and entertainment venues; and Retail Electronics, which represents the operations of Cablevision Electronics' retail electronics stores.

The Company's reportable segments are strategic business units that are managed separately . The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income (loss) before depreciation and amortization and incentive stock plan expense). The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at fair value as if the sales were to third parties. Information as to the operations of the Company's business segments is set forth below.


                                     (105)

                         CABLEVISION SYSTEMS CORPORATION
                        (formerly CSC Parent Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

                                              Years Ended December 31,
                                    -------------------------------------------
                                        1998            1997            1996
                                        ----            ----            ----
Revenues

Telecommunication Services .....    $ 1,888,855     $ 1,366,668     $ 1,096,634
Rainbow Media ..................      1,007,639         637,648         241,911
Retail Electronics .............        464,388              --              --
All Other ......................          6,614           1,707           3,473
Intersegment Elimination .......       (102,353)        (56,665)        (26,876)
                                    -----------     -----------     -----------
        Total ..................    $ 3,265,143     $ 1,949,358     $ 1,315,142
                                    ===========     ===========     ===========

                                              Years Ended December 31,
                                    -------------------------------------------
                                        1998            1997            1996
                                        ----            ----            ----
Adjusted Operating Cash Flow

Telecommunication Services .....    $   762,823     $   545,927     $   434,904
Rainbow Media ..................        135,259         101,122          21,294
Retail Electronics .............        (19,737)             --              --
All Other ......................         (9,376)         (1,704)         (1,362)
                                    -----------     -----------     -----------
        Total ..................    $   868,969     $   645,345     $   454,836
                                    ===========     ===========     ===========

                                              Years Ended December 31,
                                    -------------------------------------------
                                        1998            1997            1996
                                        ----            ----            ----
Assets
Telecommunication Services .....    $ 4,163,060     $ 2,927,640     $ 2,719,091
Rainbow Media ..................      2,720,127       2,838,987         738,851
Retail Electronics .............        199,194              --              --
Other ..........................        253,564          10,270           8,802
Corporate and intersegment
  eliminations .................       (274,883)       (162,109)       (432,019)
                                    -----------     -----------     -----------
        Total ..................    $ 7,061,062     $ 5,614,788     $ 3,034,725
                                    ===========     ===========     ===========


                                     (106)

                         CABLEVISION SYSTEMS CORPORATION
                        (formerly CSC Parent Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:

                                                                  Years Ended December 31,
                                                         -----------------------------------------
                                                             1998          1997            1996
                                                             ----          ----            ----
Revenue
Total revenue for reportable segments ................   $ 3,360,882    $ 2,004,316    $ 1,338,545

Other revenue and intersegment eliminations ..........       (95,739)       (54,958)       (23,403)
                                                         -----------    -----------    -----------
     Total consolidated revenue ......................   $ 3,265,143    $ 1,949,358    $ 1,315,142
                                                         ===========    ===========    ===========

Adjusted Operating Cash Flow to Net Loss
Total adjusted operating cash flow for
     reportable segments .............................       878,345        647,049        456,198
Other adjusted operating cash flow deficit ...........        (9,376)        (1,704)        (1,362)
Items excluded from adjusted operating cash flow
     Depreciation and amortization ...................      (734,107)      (499,809)      (388,982)
     Incentive stock plan (expense) income ...........      (146,179)       (64,361)         8,558
     Interest expense ................................      (426,402)      (368,700)      (268,177)
     Interest income .................................        24,028          5,492          3,162
     Share of affiliates' net loss ...................       (37,368)       (27,165)       (82,028)
     Gain on sale of programming interests and cable
          assets, net ................................       170,912        372,053             --
     Gain on redemption of subsidiary preferred stock             --        181,738             --
     Write  off of  deferred  interest  and  financing
          costs ......................................       (23,482)       (24,547)       (37,784)
     Provision  for  preferential  payment  to related
          party ......................................          (980)       (10,083)        (5,600)
     Minority interests ..............................      (124,677)      (209,461)      (137,197)
     Miscellaneous, net ..............................       (19,218)       (12,606)        (6,647)
                                                         -----------    -----------    -----------
               Net loss ..............................   $  (448,504)   $   (12,104)   $  (459,859)
                                                         ===========    ===========    ===========

Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States.

The Company does not have a single external customer which represents 10 percent or more of its consolidated revenues.


                                     (107)

                         CABLEVISION SYSTEMS CORPORATION
                        (formerly CSC Parent Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

NOTE 16. INTERIM FINANCIAL INFORMATION (Unaudited)

The following is a summary of selected quarterly financial data for the years ended December 31, 1998 and 1997.

                                          MARCH 31,                    JUNE 30,                    SEPTEMBER 30,
                                --------------------------    --------------------------    --------------------------
                                    1998           1997           1998          1997            1998           1997
                                -----------    -----------    -----------    -----------    -----------    -----------
Revenues ....................   $   675,728    $   358,549    $   805,190    $   438,516    $   806,871    $   517,930
Operating expenses ..........       686,888        344,271        785,935        433,359        790,822        501,057
                                -----------    -----------    -----------    -----------    -----------    -----------
Operating profit (loss) .....   $   (11,160)   $    14,278    $    19,255    $     5,157    $    16,049    $    16,873
                                ===========    ===========    ===========    ===========    ===========    ===========

Net income (loss) ...........   $   (27,204)   $  (111,921)   $  (122,951)   $  (128,776)   $  (113,614)   $    46,454
                                ===========    ===========    ===========    ===========    ===========    ===========

Basic net income (loss) per
  common share ..............   $      (.23)   $     (1.13)   $      (.82)   $     (1.30)   $      (.75)   $       .47
                                ===========    ===========    ===========    ===========    ===========    ===========



Diluted net income (loss) per
  common share ..............   $      (.23)   $     (1.13)   $      (.82)   $     (1.30)   $      (.75)   $       .44
                                ===========    ===========    ===========    ===========    ===========    ===========

                                         DECEMBER 31,                   TOTAL
                                --------------------------   --------------------------
                                    1998           1997           1998          1997
                                -----------    -----------   -----------    -----------
Revenues ....................   $   977,354    $   634,363   $ 3,265,143    $ 1,949,358
Operating expenses ..........     1,012,815        589,496     3,276,460      1,868,183
                                -----------    -----------   -----------    -----------
Operating profit (loss) .....   $   (35,461)   $    44,867   $   (11,317)   $    81,175
                                ===========    ===========   ===========    ===========

Net income (loss) ...........   $  (184,735)   $   182,139   $  (448,504)   $   (12,104)
                                ===========    ===========   ===========    ===========

Basic net income (loss) per
  common share ..............   $     (1.22)   $      1.82   $     (3.16)   $      (.12)
                                ===========    ===========   ===========    ===========



Diluted net income (loss) per
  common share ..............   $     (1.22)   $      1.53   $     (3.16)   $      (.12)
                                ===========    ===========   ===========    ===========


                                     (108)

                          INDEPENDENT AUDITORS' REPORT

The Stockholder
CSC Holdings, Inc.

We have audited the accompanying consolidated balance sheets of CSC Holdings, Inc. (formerly Cablevision Systems Corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholder's deficiency and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule listed in Item 14(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSC Holdings, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                                        KPMG LLP

Melville, New York
March 12, 1999


                                     (109)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997
                             (Dollars in thousands)

        ASSETS                                                       1998       1997
                                                                     ----       ----
Cash and cash equivalents ...................................   $  173,699   $  410,141

Accounts receivable trade (less allowance for doubtful
   accounts of $31,910 and $29,584) .........................      191,954      214,721

Notes and other receivables .................................      143,666       98,756

Inventory, prepaid expenses and other assets ................      202,512       55,324

Property, plant and equipment, net ..........................    2,110,839    1,831,167

Investments in affiliates ...................................      276,231      207,776

Advances to affiliates ......................................       37,001       19,823

Feature film inventory ......................................      293,310      180,576

Net assets held for sale ....................................       11,006      252,610

Franchises, net of accumulated amortization of
   $570,319 and $481,895 ....................................      327,293      383,369

Affiliation and other agreements, net of accumulated
   amortization of $181,928 and $129,087 ....................      206,456      253,734

Excess costs over fair value of net assets acquired and other intangible assets, net of accumulated amortization of
   $762,589 and $684,141 ....................................    1,854,605    1,615,786

Deferred financing, acquisition and other costs, net of
   accumulated amortization of $41,566 and $40,061 ..........      107,288       91,005
                                                                ----------   ----------
                                                                $5,935,860   $5,614,788
                                                                ==========   ==========

                             See accompanying notes
                     to consolidated financial statements.


                                     (110)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997
                (Dollars in thousands, except per share amounts)

                                                                           1998            1997
                                                                           ----            ----
        LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Accounts payable....................................................    $   382,877    $   278,630
Accrued liabilities:
    Interest ........................................................        85,960         54,107
    Employee related costs ..........................................       315,645        196,138
    Other ...........................................................       391,304        254,621
Feature film and contract obligations ...............................       373,722        292,720
Deferred revenue ....................................................       334,213        277,693
Bank debt ...........................................................     1,528,549      2,240,358
Senior debt .........................................................            --        112,500
Senior notes and debentures .........................................     2,194,443        898,024
Subordinated notes and debentures ...................................     1,048,375      1,048,245
Subordinated notes payable ..........................................            --        151,000
Obligation to related party .........................................            --        197,183
Capital lease obligations and other debt ............................        63,241         46,752
                                                                        -----------    -----------
    Total liabilities ...............................................     6,718,329      6,047,971
                                                                        -----------    -----------

Minority interests ..................................................       785,545        821,782
                                                                        -----------    -----------

Series H Redeemable Exchangeable Preferred Stock ....................       364,953        325,048
                                                                        -----------    -----------

Series M Redeemable Exchangeable Preferred Stock ....................       891,386        798,760
                                                                        -----------    -----------

Commitments and contingencies

Stockholder's deficiency:
    Series A Cumulative Convertible Preferred Stock,
       200,000 shares authorized, none issued .......................            --             --
    Series B Cumulative Convertible Preferred Stock,
       200,000 shares authorized, none issued .......................            --             --
    8% Series C Cumulative Preferred Stock, $.01 par value,
       112,500 shares authorized, 110,622 shares issued
       ($100 per share liquidation preference) ......................            --              1
    8% Series D Cumulative Preferred Stock, $.01 par value,
       112,500 shares authorized, none issued ($100 per
       share liquidation preference) ................................            --             --
    8-1/2% Series I Cumulative Convertible Exchangeable
       Preferred Stock, $.01 par value, 1,380,000 shares
       authorized and issued ($250 per share liquidation preference)             14             14
    Common Stock, $1.00 par value, 1,000 shares authorized,
       1,000 and -0- shares issued ..................................             1             --
    Class A Common Stock, $.01 par value,
       -0- and 55,897,984 shares issued .............................            --            560
    Class B Common Stock, $.01 par value,
       -0- and 44,386,836 shares issued .............................            --            444
    Paid-in capital .................................................       170,287        171,399
    Accumulated deficit .............................................    (2,994,655)    (2,551,191)
                                                                        -----------    -----------
    Total stockholder's deficiency ..................................    (2,824,353)    (2,378,773)
                                                                        -----------    -----------
                                                                        $ 5,935,860    $ 5,614,788
                                                                        ===========    ===========

                             See accompanying notes
                      to consolidated financial statements.


                                     (111)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                (Dollars in thousands, except per share amounts)

                                                                                1998            1997          1996
                                                                                ----            ----          ----
Revenues (including affiliate amounts of $8,009, $9,424 and $9,487) ......   $ 2,912,419    $ 1,949,358    $ 1,315,142
                                                                             -----------    -----------    -----------

Operating expenses:

  Technical and operating (including affiliate amounts of $2,298,
    $16,581 and $37,610 and cost of sales of $390,751 in 1998) ...........     1,524,555        853,800        538,272
  Selling, general and administrative ....................................       820,015        514,574        313,476
  Depreciation and amortization ..........................................       577,635        499,809        388,982
                                                                             -----------    -----------    -----------
                                                                               2,922,205      1,868,183      1,240,730
                                                                             -----------    -----------    -----------

Operating profit (loss) ..................................................        (9,786)        81,175         74,412
                                                                             -----------    -----------    -----------

Other income (expense):
  Interest expense .......................................................      (393,008)      (368,700)      (268,177)
  Interest income (including affiliate amounts of $6,041, $1,600 and $568)        23,936          5,492          3,162
  Share of affiliates' net loss ..........................................       (37,368)       (27,165)       (82,028)
  Gain on sale of programming interests and cable assets, net ............       171,127        372,053             --
  Gain on redemption of subsidiary preferred stock .......................            --        181,738             --
  Write off of deferred interest and financing costs .....................       (23,482)       (24,547)       (37,784)
  Provision for preferential payment to related party ....................          (980)       (10,083)        (5,600)
  Minority interests .....................................................        48,378        (60,694)        (9,417)
  Miscellaneous, net .....................................................       (18,350)       (12,606)        (6,647)
                                                                             -----------    -----------    -----------
                                                                                (229,747)        55,488       (406,491)
                                                                             -----------    -----------    -----------

Net income (loss) ........................................................      (239,533)       136,663       (332,079)

Dividend requirements applicable to preferred stock ......................      (161,872)      (148,767)      (127,780)
                                                                             -----------    -----------    -----------

Net loss applicable to common shareholder ................................   $  (401,405)   $   (12,104)   $  (459,859)
                                                                             ===========    ===========    ===========

Basic and diluted net loss per common share ..............................   $        --    $      (.12)   $     (4.63)
                                                                             ===========    ===========    ===========

Average number of common shares outstanding (in thousands) ...............            --         99,608         99,308
                                                                             ===========    ===========    ===========

                             See accompanying notes
                      to consolidated financial statements.


                                     (112)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
                           CONSOLIDATED STATEMENTS OF
                         STOCKHOLDERS' DEFICIENCY Years
                     Ended December 31, 1998, 1997 and 1996
                             (Dollars in thousands)

                                         Series C        Series I                    Class A      Class B
                                         Preferred      Preferred      Common        Common        Common
                                           Stock          Stock         Stock         Stock         Stock      Paid-in Capital
                                           -----          -----         -----         -----         -----      ---------------
Balance December 31, 1995 ...........   $         1    $        14   $        --   $       568    $       464    $   246,897

     Net loss .......................            --             --            --            --             --             --
     Issuances of preferred stock ...            --             --            --            --             --        (25,979)
     Employee stock transactions ....            --             --            --             4             --          3,225
     Conversion of Class B to Class A            --             --            --            12            (12)            --
     Retirement of treasury stock ...            --             --            --           (40)            --        (60,352)
     Preferred dividend requirements             --             --            --            --             --             --
                                        -----------    -----------   -----------   -----------    -----------    -----------

Balance December 31, 1996 ...........             1             14            --           544            452        163,791

     Net income .....................            --             --            --            --             --             --
     Employee stock transactions ....            --             --            --             8             --          7,608
     Conversion of Class B to Class A            --             --            --             8             (8)            --
     Preferred dividend requirements             --             --            --            --             --             --
                                        -----------    -----------   -----------   -----------    -----------    -----------

Balance December 31, 1997 ...........             1             14            --           560            444        171,399

     Net loss .......................            --             --            --            --             --             --
     Employee stock transactions ....            --             --            --            --             --          2,444
     Redemption of preferred stock ..            (1)            --            --            --             --         (9,408)
     Dividend payment to Parent .....            --             --            --            --             --             --
     Issuance of stock ..............            --             --            --            --             --          4,849
     Common stock conversion ........            --             --             1          (560)          (444)         1,003
     Preferred dividend requirements             --             --            --            --             --             --
                                        -----------    -----------   -----------   -----------    -----------    -----------

Balance December 31, 1998 ...........   $        --    $        14   $         1   $        --    $        --    $   170,287
                                        ===========    ===========   ===========   ===========    ===========    ===========

                                        Accumulated      Treasury
                                          Deficit          Stock         Total
                                          -------          -----         -----
Balance December 31, 1995 ...........   $(2,079,228)   $   (60,392)   $(1,891,676)

     Net loss .......................      (332,079)            --       (332,079)
     Issuances of preferred stock ...            --             --        (25,979)
     Employee stock transactions ....            --             --          3,229
     Conversion of Class B to Class A            --             --             --
     Retirement of treasury stock ...            --         60,392             --
     Preferred dividend requirements       (127,780)            --       (127,780)
                                        -----------    -----------    -----------

Balance December 31, 1996 ...........    (2,539,087)            --     (2,374,285)

     Net income .....................       136,663             --        136,663
     Employee stock transactions ....            --             --          7,616
     Conversion of Class B to Class A            --             --             --
     Preferred dividend requirements       (148,767)            --       (148,767)
                                        -----------    -----------    -----------

Balance December 31, 1997 ...........    (2,551,191)            --     (2,378,773)

     Net loss .......................      (239,533)            --       (239,533)
     Employee stock transactions ....            --             --          2,444
     Redemption of preferred stock ..            --             --         (9,409)
     Dividend payment to Parent .....       (42,059)            --        (42,059)
     Issuance of stock ..............            --             --          4,849
     Common stock conversion ........            --             --             --
     Preferred dividend requirements       (161,872)            --       (161,872)
                                        -----------    -----------    -----------

Balance December 31, 1998 ...........   $(2,994,655)   $        --    $(2,824,353)
                                        ===========    ===========    ===========




                             See accompanying notes
                      to consolidated financial statements.


                                     (113)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 and 1996
                             (Dollars in thousands)

                                                                                   1998         1997         1996
                                                                                   ----         ----         ----
Cash flows from operating activities:

  Net income (loss) ..........................................................   $(239,533)   $ 136,663    $(332,079)
                                                                                 ---------    ---------    ---------

  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization ..........................................     577,635      499,809      388,982
      Share of affiliates' net loss ..........................................      37,368       27,165       82,028
      Minority interests .....................................................     (48,378)      60,694        9,417
      Gain on sale of programming interests and cable assets, net ............    (171,127)    (372,053)          --
      Write off of deferred interest and financing costs .....................      23,482       24,547       37,784
      Gain on redemption of subsidiary preferred stock .......................          --     (181,738)          --
      (Gain) loss on sale of equipment, net ..................................        (642)       5,325        4,733
      Amortization of deferred financing and debenture discount ..............       8,216        7,707       12,191
      Accretion of interest on debt ..........................................          --           --        6,828
    Change in assets and liabilities, net of effects of acquisitions and dispositions:
          Accounts receivable trade ..........................................      20,625      (34,268)      (2,709)
          Notes and other receivables ........................................     (49,375)     (67,683)      (1,810)
          Inventory, prepaid expenses and other assets .......................     (90,277)       1,232      (12,428)
          Advances to affiliates .............................................     (21,738)        (528)      (2,168)
          Feature film inventory .............................................    (112,734)      (8,269)       9,658
          Other deferred costs ...............................................      11,689           --           --
          Accounts payable ...................................................      93,729       50,667       17,134
          Accrued liabilities ................................................     148,409       91,497       (4,618)
          Feature film and contract obligations ..............................      81,376         (258)     (12,563)
          Deferred revenue ...................................................     (18,268)      37,664           --
          Minority interests .................................................        (961)      (6,486)          --
                                                                                 ---------    ---------    ---------

    Net cash provided by operating activities ................................     249,496      271,687      200,380
                                                                                 ---------    ---------    ---------

Cash flows from investing activities:
  Capital expenditures .......................................................    (530,784)    (457,590)    (449,165)
  Payments for acquisitions, net of cash acquired ............................    (264,510)    (747,134)    (113,095)
  Net proceeds from sale of programming interests and cable assets ...........     442,425      945,534           --
  Proceeds from sale of equipment ............................................       8,945        1,930          814
  (Increase) decrease in investments in affiliates, net ......................     (31,035)       9,267     (179,536)
  Additions to other intangible assets .......................................     (12,659)        (623)        (766)
                                                                                 ---------    ---------    ---------

    Net cash used in investing activities ....................................   $(387,618)   $(248,616)   $(741,748)
                                                                                 ---------    ---------    ---------

                             See accompanying notes
                      to consolidated financial statements.


                                     (114)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 and 1996
                             (Dollars in thousands)
                                   (continued)

                                                              1998           1997           1996
                                                              ----           ----           ----
Cash flows from financing activities:
  Proceeds from bank debt .............................   $ 4,804,101    $ 3,385,703    $ 2,053,566
  Repayment of bank debt ..............................    (5,519,507)    (3,147,165)    (1,576,585)
  Proceeds from senior debt ...........................            --        147,750         12,500
  Repayment of senior debt ............................      (112,500)      (433,617)      (918,131)
  Repayment of subordinated notes payable .............      (151,000)            --             --
  Redemption of senior notes payable ..................       (94,848)            --             --
  Issuance of subordinated debentures .................            --             --        399,385
  Redemption of senior subordinated debt ..............            --       (283,445)            --
  Issuance of senior notes and debentures .............     1,296,076        897,983             --
  Redemption of subsidiary preferred stock ............            --       (112,301)            --
  Redemption of preferred stock .......................        (9,409)            --             --
  Issuances of redeemable exchangeable
    convertible preferred stock .......................            --             --        624,021
  Dividends applicable to preferred stock .............       (29,341)       (30,224)       (30,266)
  Payment of dividend to shareholder ..................       (42,059)            --             --
  Issuance of common stock ............................         2,444          7,616          3,229
  Obligation to related party .........................      (197,183)         4,364           (126)
  Payments on capital lease obligations and other debt        (12,306)        (7,501)        (3,321)
  Additions to deferred financing and other costs .....       (32,788)       (53,705)       (26,624)
                                                          -----------    -----------    -----------

    Net cash provided by (used in) financing activities       (98,320)       375,458        537,648
                                                          -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents ..      (236,442)       398,529         (3,720)

Cash and cash equivalents at beginning of year ........       410,141         11,612         15,332
                                                          -----------    -----------    -----------

Cash and cash equivalents at end of year ..............   $   173,699    $   410,141    $    11,612
                                                          ===========    ===========    ===========

                             See accompanying notes
                      to consolidated financial statements.


                                     (115)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company and Related Matters

On March 4, 1998, CSC Holdings, Inc. (the "Company") completed a holding company reorganization (the "Holding Company Reorganization") pursuant to an Amended and Restated Contribution and Merger Agreement (the "Contribution and Merger Agreement"), by and among the Company, CSC Parent Corporation ("Parent"), CSC Merger Corporation, and TCI Communications, Inc., ("TCI"). Pursuant to the Contribution and Merger Agreement, each outstanding share of the Company's Class A Common Stock and each outstanding share of the Company's Class B Common Stock were automatically converted on a share for share basis for Class A Common Stock and Class B Common Stock of Parent.

As a result of the Holding Company Reorganization, Parent became the holding company of the Company. In connection with the Holding Company Reorganization, the Company's name, which formerly was Cablevision Systems Corporation, was changed to CSC Holdings, Inc. and Parent's name was changed to Cablevision Systems Corporation.

The preferred stock and debt of the Company remain unchanged as securities of CSC Holdings, Inc., except that the Company's 8-1/2% Cumulative Convertible Exchangeable Preferred Stock, par value $0.01 per share (the "Series I Preferred Stock"), in accordance with its terms, became exchangeable for Parent's Class A Common Stock instead of being convertible into the Company's Class A Common Stock.

The Company and its majority-owned subsidiaries own and operate cable television systems and have ownership interests in companies that produce and distribute national and regional entertainment and sports programming services, including a majority interest in Madison Square Garden, L.P. ("MSG"). The Company also owns companies that provide advertising sales services for the cable television industry, provide switched telephone service, operate a retail electronics chain and operate motion picture theaters. Parent allocates certain costs to the Company based upon its proportionate estimated usage of services. The Company classifies its business interests into three fundamental areas:
Telecommunication Services, consisting principally of its cable television, telephone and modem services operations; Rainbow Media, consisting principally of interests in cable television programming networks and MSG, which owns and operates professional sports teams, regional cable television networks, live productions and entertainment venues; and Retail Electronics, which represents the operations of its retail electronics stores.

Two-for-One Stock Splits

On March 4, 1998, Parent's Board of Directors declared a two-for-one stock split to be effected in the form of a common stock dividend of one share of Class A Common Stock for each share of


                                     (116)

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

On July 22, 1998, Parent's Board of Directors declared a two-for-one stock split to be effected as a special stock distribution of one share of Class A Common Stock for each share of Class A Common Stock issued and outstanding as of August 10, 1998 and one share of Class B Common Stock for each share of Class B Common Stock issued and outstanding as of August 10, 1998. The stock dividend was paid on August 21, 1998 to stockholders of record on August 10, 1998.

For purposes of the accompanying consolidated financial statements of the Company, all share and per share information has been adjusted for the two-for-one splits discussed above.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The Company's interests in less than majority-owned entities and until July 2, 1997, its 100% common stock interest in A-R Cable Services, Inc., are carried on the equity method. Subsequent to July 2, 1997, results of operations of A-R Cable Services, Inc. are consolidated with those of the Company (see Note 2). Advances to affiliates are recorded at cost, adjusted when recoverability is doubtful. All significant intercompany transactions and balances are eliminated in consolidation.

Revenue Recognition

The Company recognizes cable television and programming revenues as services are provided to subscribers. Advertising revenues are recognized when commercials are telecast. Revenues derived from other sources are recognized when services are provided, events occur or products are delivered.

Long-Lived Assets

Property, plant and equipment, including construction materials, are carried at cost, which includes all direct costs and certain indirect costs associated with the construction of cable television transmission and distribution systems, and the costs of new subscriber installations. Franchises are amortized on the straight-line basis over the average remaining terms (7 to 11 years) of the franchises at the time of acquisition. Affiliation and other agreements (primarily cable television system programming agreements) are amortized on a straight-line basis over periods ranging from 6 to 10 years. Other intangible assets are amortized on the straight-line basis over the periods benefited (2 to 10 years), except that excess costs over fair value of net assets acquired are being amortized on the straight-line basis over periods ranging from 5 to 40 years. The Company reviews its long-lived assets (property, plant and equipment, and related intangible assets that arose from business combinations accounted for under the purchase method) for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum


                                     (117)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

Feature Film Inventory

Rights to feature film inventory acquired under license agreements along with the related obligations are recorded at the contract value. Costs are charged to technical and operating expense on the straight-line basis over the respective contract periods. Amounts payable during the five years subsequent to December 31, 1998 related to feature film telecast rights are $44,438 in 1999, $38,394 in 2000, $27,332 in 2001, $22,375 in 2002 and $19,751 in 2003.

Inventory

Carrying amounts of retail merchandise are determined on an average cost basis and are stated at the lower of cost or market.

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

Loss Per Share

Basic and diluted net loss per common share for the years ended December 31, 1997 and 1996 is computed by dividing net loss after deduction of preferred stock dividends by the weighted average number of common shares outstanding. Potential dilutive common shares were not included in the computation as their effect would be antidilutive. Basic and diluted net loss per common share for the year ended December 31, 1998 is not presented since the Company is a wholly-owned subsidiary of Parent. Loss per share amounts have been adjusted, for all years presented, to reflect the two-for-one stock splits discussed above.


                                     (118)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

Segment Information

On December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, `Disclosures about Segments of an Enterprise and Related Information' (`SFAS 131'). The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. The adoption of SFAS 131 does not have a material effect on the Company's financial statements, but does affect the disclosure of segment information contained elsewhere herein (see
Note 15).

Reclassifications

Certain reclassifications have been made in the 1997 and 1996 financial statements to conform to the 1998 presentation.

Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The Company paid cash interest expense of approximately $352,929, $352,660, and $252,120 during 1998, 1997 and 1996, respectively.

During 1998, 1997, and 1996, the Company's noncash investing and financing activities were as follows:

                                                      Years Ended December 31,
                                                      ------------------------
                                                    1998        1997       1996
                                                    ----        ----       ----

Capital lease obligations .....................     28,795     24,820      2,571
Preferred stock dividends .....................    132,531    118,542     97,514
Issuance of common stock to redeem
     certain limited partnership interests ....      4,849         --         --
Receipt of warrants from At Home
     Corporation ..............................     74,788    173,346         --
Capital contribution of equipment by
     minority partner .........................         --     38,000         --

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


                                     (119)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

NOTE 2. ACQUISITIONS, DISPOSITIONS AND RESTRUCTURINGS

Acquisitions

1998 Acquisitions

The Wiz

On February 9, 1998, Cablevision Electronics Investments, Inc. ("Cablevision Electronics"), a wholly-owned subsidiary of the Company, acquired substantially all of the assets associated with 40 The Wiz consumer electronics store locations from The Wiz, Inc. and certain of its subsidiaries and affiliates (collectively, "TWI"). TWI had filed for bankruptcy protection on December 16, 1997. Cablevision Electronics paid approximately $101,300 for the assets (including transaction costs and pre-closing operating costs).

The acquisition was accounted for as a purchase with the operations of the stores being consolidated with the operations of the Company as of the date of acquisition. The purchase price was allocated to the specific assets acquired based upon independent appraisals as follows:

                         Inventory                          $   66,200
                         Property and equipment                 16,800
                         Other assets                            4,000
                         Liabilities                           (24,000)
                         Excess cost over fair
                            value of net assets acquired        38,300
                                                            ----------
                                                            $  101,300
                                                            ==========

Madison Square Garden

On June 17, 1998, the Company purchased 50% of ITT's remaining interest in MSG for $94,000 pursuant to ITT's exercise of its first put option increasing RPP's interest in MSG to 96.3% (see discussion below). In March 1999, ITT and the Company entered into an agreement under which ITT exercised its second put for the remainder of its interest in MSG and will settle certain matters between the parties for a payment of $87,000.

Loews

In December 1998, a subsidiary of the Company acquired interests in the real property and assets specifically related to 15 movie theaters from Loews Cineplex Entertainment Corporation ("Loews") for an aggregate purchase price of approximately $67,300.


                                     (120)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

The acquisition was accounted for as a purchase with the operations of the acquired assets being consolidated with those of the Company as of the acquisition date. The purchase price was allocated to the specific assets acquired based upon independent appraisals as follows:

                      Property and equipment           $12,600
                      Other assets                       4,100
                      Excess cost over fair value
                           of net assets acquired       50,600
                                                       -------
                                                       $67,300
                                                       =======

In the first quarter of 1999, the Company acquired one additional theater and Loews has granted the Company a right of first offer on an additional 21 movie theaters until December 1999.

Clearview

In December 1998, Parent acquired all of the outstanding shares of stock of Clearview Cinema Group, Inc. ("Clearview") for approximately $157,700 (including assumed debt of $80,000) of which approximately $33,400 was paid in shares of Parent's Class A Common Stock. The remaining purchase price was funded primarily by a dividend paid by the Company to Parent of approximately $42,000. Concurrent with the acquisition of Clearview, Parent contributed its entire interest in Clearview to the subsidiary formed to purchase the Loews theaters in exchange for a minority interest in that subsidiary. As a result, the operations of Clearview have been consolidated with those of the Company since the date of the acquisition and the Company has recorded a minority interest representing Parent's share of the results of operations of the newly formed subsidiary which owns the Loews theatres and Clearview.

The acquisition of Clearview was accounted for as a purchase with the operations of the acquired business being consolidated with those of the Company as of the acquisition date. The excess of the purchase price over the net book value of assets acquired approximates $122,300 and will be allocated to the specific assets acquired when independent appraisals are obtained.

1997 Acquisitions:

NBC Transaction

On April 1, 1997, Rainbow Media Holdings, Inc. ("Rainbow Media") consummated a transaction in which Rainbow Programming Holdings, Inc. merged with and into Rainbow Media, a newly formed subsidiary of the Company. In addition, NBC Cable, Inc. (a subsidiary of National Broadcasting Company ("NBC")) received a 25% equity interest (which interest may be increased by up to an additional 2% under certain circumstances without additional payment) in Class C Common Stock of Rainbow Media. The Company owns the remaining 75% equity interest in Rainbow Media. The partnership interests in certain of Rainbow Media's programming services formerly owned by NBC are now owned by subsidiaries of Rainbow Media. The exchange of 25% of the Company's interest in Rainbow


                                     (121)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

Media for NBC's interests in certain entities was accounted for at historical cost with the difference between the cost basis of a 25% interest in Rainbow Media and the partnership interests received in exchange recorded as goodwill of $54,385, which is being amortized over a 10 year period.

Madison Square Garden

In February 1997, Rainbow Media made a payment to ITT Corporation ("ITT") of $168,750 plus interest, fully equalizing its interest in MSG, a partnership among subsidiaries of Rainbow Media and subsidiaries of ITT, and bringing Rainbow Media's total payments at that time to $360,000, plus interest payments aggregating $47,700.

In April 1997, the Company and certain of its affiliates and ITT and certain of its affiliates entered into definitive agreements ("MSG Agreement") relating to the acquisition by subsidiaries of the Company of ITT's 50 percent interest in MSG. The transaction closed on June 17, 1997 when MSG borrowed $799,000 under its credit facility which was used to redeem a portion of ITT's interest in MSG for $500,000 and to repay its existing indebtedness. Rainbow Media contributed its SportsChannel Associates programming company to MSG, which, together with the redemption, increased Rainbow Media's interest in MSG to 89.8% and reduced ITT's interest to 10.2%. In connection with the Fox/Liberty transaction discussed below, Rainbow Media's interest in MSG was contributed to Regional Programming Partners. ITT's interest in MSG was further reduced to 7.8% as a result of the $450,000 capital contribution by Regional Programming Partners to MSG which was used by MSG to pay down outstanding debt. The remaining 7.8% interest held by ITT is subject to certain puts and calls as specified in the MSG Agreement (see "1998 Acquisitions" above). The acquisition was accounted for using the purchase method of accounting. The assets and liabilities and results of operations of MSG have been consolidated with those of the Company as of June 17, 1997. Previously, the Company's investment in MSG was accounted for using the equity method of accounting. The excess of the purchase price over the net book value of assets acquired of approximately $397,093 was allocated to the specific assets acquired based upon independent appraisals as follows:

             Property, plant and equipment                         $ 19,687
             Affiliation and other agreements                        34,168
             Franchises                                              46,125
             Excess cost over fair value of net assets acquired     297,113
                                                                   --------
                                                                   $397,093
                                                                   ========


                                     (122)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

Warburg Transactions

In June 1997, the Company acquired from Warburg Pincus Investors, L.P. ("Warburg") the interests that the Company did not already own in A-R Cable Partners ("Nashoba") and Cablevision of Framingham Holdings, Inc. ("CFHI") for a purchase price of approximately $33,348 and $7,865, respectively. The acquisitions of Nashoba and CFHI were accounted for as purchases with the operations of these companies being consolidated with those of the Company as of the acquisition date. The excess of the purchase price over the net book value of assets acquired approximates $97,015 and has been allocated based upon independent appraisals as follows:

               Property, plant and equipment                       $  4,060
               Franchises                                            59,923
               Excess cost over fair value of net assets acquired    33,032
                                                                   --------
                                                                   $ 97,015
                                                                   ========

On July 2, 1997, the Company redeemed from Warburg the Series A Preferred Stock of A-R Cable Services, Inc. ("A-R Cable") for an aggregate amount of approximately $112,301. The assets and liabilities of A-R Cable have been consolidated with those of the Company as of July 2, 1997. Previously, the Company's investment in A-R Cable was accounted for using the equity method of accounting. In connection with this transaction, the Company recognized a gain of $181,738 representing principally the reversal of accrued preferred dividends in excess of amounts paid.

Radio City

On December 5, 1997, MSG purchased all of the membership interests in Radio City Entertainment ("Radio City"), the production company that operates Radio City Music Hall in New York City, for approximately $70,000 in cash. Simultaneously, Radio City entered into a 25-year lease for Radio City Music Hall. The assets and liabilities and results of operations of Radio City have been consolidated with those of the Company as of the date of acquisition. The excess of the purchase price over the net book value of assets acquired of approximately $76,200 was allocated to the specific assets acquired based upon independent appraisals as follows:.

               Property, plant and equipment                       $   1,500
               Capital lease obligation                              (80,000)
               Other liabilities                                     (13,400)
               Excess cost over fair value of net assets acquired    168,100
                                                                   ---------
                                                                   $  76,200
                                                                   =========


                                     (123)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

Dispositions

Cable Systems

In October 1998, A-R Cable transferred its cable television system in Rensselaer, New York plus approximately $16,000 in cash to Time Warner Entertainment Company, L.P. ("Time Warner") in exchange for Time Warner's Litchfield, Connecticut system. The Company recognized a gain of approximately $15,500 in connection with this transaction.

In February 1997, the Company announced that it was pursuing a plan to dispose of certain nonstrategic cable television systems. In 1998 and 1997, the Company completed the sale of cable television systems for aggregate sales prices of approximately $426,500 and $88,200, respectively, and recognized aggregate gains of approximately $137,900 and $59,000, respectively.

Regional Programming Partners

In December 1997, Rainbow Media and Fox/Liberty Networks, LLC ("Fox") organized Regional Programming Partners (a partnership that owns the interest in MSG and in regional sports programming businesses previously owned by Rainbow Media) ("RPP"). In connection with the formation of RPP, affiliates of Rainbow Media indirectly contributed to RPP in consideration for the issuance of a 60% general partnership interest in RPP their ownership interests in several regional sports networks, including their interest in MSG. In consideration for the issuance of a 40% general partnership interest in RPP, Fox contributed $850,000 in cash to RPP. Thereafter, RPP made a capital contribution of approximately $450,000 to MSG which was used by MSG to repay a portion of MSG's debt. As a result of RPP's investment in MSG, RPP's interest in MSG increased from 89.8% to 92.2%. In connection with this transaction, Rainbow Media recognized a gain of approximately $305,000. See discussion above under "Acquisitions - 1998 Acquisitions - Madison Square Garden for further increases in RPP's interest in MSG.

Other

In 1998 and 1997, RPP and Rainbow Media completed the sale of an interest in a sports programming business and substantially all of the assets of a radio station. In connection with these sales, RPP and Rainbow Media recognized gains of $17,700 and $7,400, respectively.

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


                                     (124)

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

Included in share of affiliates' net loss in the accompanying consolidated statements of operations for the period ended July 1, 1997 and for the year ended December 31, 1996 is $35,835 and $68,492, respectively, representing A-R Cable's net loss plus dividend requirements for the Series A Preferred Stock of A-R Cable, which was not owned by the Company. Beginning on July 2, 1997, the operations of A-R Cable have been consolidated with those of the Company.

Pro Forma Results of Operations

The following unaudited pro forma condensed results of operations are presented for the years ended December 31, 1998 and 1997 as if the acquisitions of MSG, Nashoba, CFHI, the NBC transaction, the A-R Cable consolidation and the sale of assets of certain cable systems had occurred on January 1, 1998 and 1997, respectively.

                                           Years Ended December 31,
                                           ------------------------
                                            1998              1997
                                            ----              ----

        Net revenues                    $2,907,145         $2,160,778
                                        ==========         ==========

        Net income (loss)               $ (472,567)        $    1,000
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

NOTE 3. NET ASSETS HELD FOR SALE

Pursuant to the Company's decision to dispose of certain nonstrategic cable television systems (see Note 2), the Company had entered into definitive agreements covering the sale of certain cable television systems as of December 31, 1998 and 1997.

In January 1998, the Company, Parent and a subsidiary of TCI entered into a non-binding letter of intent for Parent to acquire TCI's cable television systems (the "TCI Connecticut Systems") in and around Hartford, Vernon, Branford and Lakeville, Connecticut (the "Proposed TCI CT Transactions"). Under the non-binding letter of intent, in consideration for the TCI Connecticut Systems, Parent would (i) transfer to TCI the cable television systems serving Kalamazoo,


                                     (125)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

Michigan, (ii) transfer to TCI other cable television systems to be identified by TCI and purchased with approximately $25,000 of funds provided by Parent,
(iii) issue shares of Parent's Class A Common Stock, and (iv) assume certain indebtedness relating to the TCI Connecticut Systems, which is anticipated to total approximately $110,000.

A binding definitive agreement has not yet been completed. There can be no assurance that the Proposed TCI CT Transactions will be consummated in a timely fashion, or at all.

For financial reporting purposes, the assets and liabilities attributable to cable systems whose sale or transfer was pending at December 31, 1998 and 1997 have been classified in the consolidated balance sheet as net assets held for sale and consist of the following:

                                                                December, 31
                                                                ------------
                                                            1998          1997
                                                            ----          ----
Property, plant and equipment, net                        $ 14,548      $122,577
Intangible assets, net                                         215       154,352
Other assets (including trade receivables,
     prepaid expenses, etc.)                                   603         2,815
                                                          --------      --------
Total assets                                                15,366       279,744
Total liabilities                                            4,360        27,134
                                                          --------      --------
Net assets                                                $ 11,006      $252,610
                                                          ========      ========

The accompanying consolidated statement of operations for the year ended December 31, 1998 and 1997 includes net revenues aggregating approximately $18,937 and $102,971, respectively, and net income (loss) aggregating approximately $9,095 and $(11,275), respectively, relating to the cable systems held for sale or transfer.


                                     (126)

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

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following items, which are depreciated or amortized primarily on a straight-line basis over the estimated useful lives shown below:

                                                December 31,
                                             ------------------        Estimated
                                             1998          1997      Useful Lives
                                             ----          ----      ------------
Communication transmission
  and distribution systems:
    Customer equipment .................  $  537,066   $  508,959   4 to 5 years
    Headends ...........................     109,080      100,551   7 to 10 years
    Multimedia .........................       9,075           --   10 years
    Central office equipment ...........      87,203       60,672   10 years
    Infrastructure .....................   1,864,294    1,651,236   10 to 15 years
    Program, service and test
     equipment .........................     372,644      282,635   2 to 10 years
    Microwave equipment ................      16,070       16,641   2 to 10 years
    Construction in progress (including
     materials and supplies) ...........     131,314      140,455        --
Furniture and fixtures .................     191,607      128,442   1 to 12 years
Transportation equipment ...............     123,797      107,159   4 to 15 years
Building and building improvements .....     159,166      156,254   23 to 40 years
Leasehold improvements .................     131,492       70,991   Term of lease
Land and land improvements .............      41,136       34,070        --
                                          ----------   ----------
                                           3,773,944    3,258,065
Less accumulated depreciation and
  amortization .........................   1,663,105    1,426,898
                                          ----------   ----------

                                          $2,110,839   $1,831,167
                                          ==========   ==========

NOTE 5. DEBT

Bank Debt

Restricted Group/TCI Systems

For financing purposes, the Company and certain of its subsidiaries are collectively referred to as the "Restricted Group". In May 1998, the Company and certain other subsidiaries of Parent entered into a new $2.8 billion reducing revolving credit facility (the "Credit Agreement") with a group of banks led by Toronto-Dominion (Texas), Inc. ("Toronto-Dominion"), as administrative and arranging agent. This Credit Agreement replaced a $1.7 billion facility that was also with a group of banks led by Toronto-Dominion.

The $2.8 billion reducing revolving credit facility, maturing in March 2007, consists of a $1.4 billion CSC Holdings credit facility, a $1.4 billion MFR credit facility of which $600,000 is


                                     (127)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

available, and an $800,000 credit facility for certain unrestricted subsidiaries of Parent acquired from TCI on March 4, 1998 ("TCI Systems"). While the $800,000 TCI Systems credit facility is in place, only $600,000 of the $1.4 billion MFR facility may be utilized.

In July 1998, CSC Holdings' credit facility was reduced by $400,000 to $1.0 billion, and the MFR credit facility was reduced by $200,000 to $1.2 billion, which includes a reduction of the TCI Systems credit facility by $100,000 to $700,000.

The TCI Systems credit facility matures on April 4, 1999 and concurrent with the transfer of the TCI Systems to CSC Holdings, which is expected to occur by April 4, 1999, the restriction on the MFR credit facility will be eliminated and the borrowings under the MFR facility will increase by an amount equal to the borrowings outstanding under the TCI Systems credit facility.

The total amount of bank debt outstanding under the Restricted Group Credit Agreement at December 31, 1998 and 1997 was $887,226 and $1,328,098,
respectively. As of December 31, 1998, approximately $57,313 was restricted for certain letters of credit issued on behalf of the Company.

Unrestricted and undrawn funds available to the Restricted Group under the Credit Agreement amounted to approximately $572,687 at December 31, 1998. The Credit Agreement contains certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds available thereunder. The Credit Agreement contains various restrictive covenants, among which are the maintenance of various financial ratios and tests, and limitations on various payments, including preferred dividends and dividends on its common stock. The Company was in compliance with the covenants of its Credit Agreement at December 31, 1998.

Interest on outstanding amounts may be paid, at the option of the Company, based on the prime rate or Eurodollar rate. The Company has entered into interest rate swap agreements with several banks on a notional amount of $225,000 as of December 31, 1998 whereby the Company pays a fixed rate of interest ranging from 5.94% to 8.00% and receives a variable rate ranging from 5.38% to 5.72%. The Company enters into interest rate swap agreements to hedge against interest rate risk, as required by its Credit Agreement, and therefore accounts for these agreements as hedges of floating rate debt, whereby interest expense is recorded using the revised rate, with any fees or other payments amortized as yield adjustments. As of December 31, 1998, the interest rate swap agreements expire at various times through the year 2000 and have a weighted average life of approximately 11 months. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements; however, the Company does not anticipate nonperformance by the counterparties. The weighted average interest rate on all bank indebtedness was 6.53% and 7.60% on December 31, 1998 and 1997, respectively. The Company is also obligated to pay fees from .1875% to .25% per annum on the unused loan commitment and from
 .4% to 1.375% per annum on letters of credit issued under the Credit Agreement.


                                     (128)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

Unrestricted Group

U.S. Cable

U.S. Cable Television Group, L.P. ("U.S. Cable"), a subsidiary of the Company, had a three year $175,000 revolving credit facility maturing on August 13, 1999. As of December 31, 1997, U.S. Cable had outstanding borrowings under its revolving credit facility of approximately $155,000. Amounts outstanding under the facility bore interest at varying rates based upon the banks' base rate or LIBOR rate, as defined in the loan agreement. The weighted average interest rate was 7.1% on December 31, 1997. In January 1998, all remaining indebtedness of U.S. Cable amounting to approximately $156,000 was repaid and its credit agreement was terminated. The proceeds for such repayment came from the sale of substantially all the assets of U.S. Cable.

Rainbow Media

In April 1997, Rainbow Media executed a new $300,000, three year credit facility with Canadian Imperial Bank of Commerce and Toronto-Dominion as co-agents, and a group of banks. Upon closing, approximately $172,000 was drawn to refinance, in part, its previous $202,000 credit facility. The balance of the funds utilized to fully repay the $202,000 facility and to repay $169,000 to the Restricted Group came from a distribution by American Movie Classics Company. The Rainbow Media revolving credit facility was amended in December 1997 which, among other things, extended the maturity date to December 31, 2000. The credit facility contains certain financial covenants that may limit Rainbow Media's ability to utilize all the undrawn funds available thereunder, including covenants requiring it to maintain certain financial ratios. The facility bears interest at varying rates above the lead bank's base or Eurodollar rate depending on the ratio of debt to borrower value, as defined in the credit agreement. The loan is secured by a pledge of the Company's stock in Rainbow Media, a pledge of all of the stock of all wholly-owned subsidiaries of Rainbow Media and is guaranteed by the subsidiaries of Rainbow Media, as permitted.

At December 31, 1998 and 1997, Rainbow Media had outstanding borrowings of $67,200 and $176,500, respectively, under its credit facility. Undrawn funds available to Rainbow Media under the credit facility amounted to approximately $12,800 at December 31, 1998.

The weighted average interest rate on Rainbow Media's bank debt was 7.7% and 7.8% on December 31, 1998 and 1997, respectively. The credit agreement contains various restrictive covenants with which Rainbow Media was in compliance at December 31, 1998.

American Movie Classics Company

In April 1997, American Movie Classics Company ("AMCC") put into place a new $250,000 credit facility. The facility was comprised of a $200,000 term loan and a $50,000 revolving loan.


                                     (129)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

The facility was used to make a $205,000 cash distribution to Rainbow Media, refinance existing indebtedness and for general corporate purposes. In December 1997, the loan was amended, decreasing the term loan to $146,000 and increasing the revolving loan to $100,000 ("AMCC Loan Agreement"). Both loans will mature on March 31, 2004. Borrowings under the AMCC Loan Agreement bear interest at varying rates above or at the lead bank's base or above the Eurodollar rate depending on the ratio of debt to cash flow, as defined in the AMCC Loan Agreement. At December 31, 1998 and 1997, the weighted average interest rate on bank indebtedness was 6.1% and 6.8%, respectively. The term loan began amortizing September 30, 1997 and requires quarterly amortization payments. The revolving loan does not start to reduce until June 30, 2002. On December 31, 1998 and 1997, $128,000 and $143,000, respectively, was outstanding under the term loan and $64,250 and $56,500, respectively, was outstanding under the revolving loan. Substantially all of the assets of AMCC, amounting to approximately $274,600 at December 31, 1998, have been pledged to secure the borrowings under the AMCC Loan Agreement. The AMCC Loan Agreement contains various restrictive covenants with which AMCC was in compliance at December 31, 1998.

Madison Square Garden

In June 1997, MSG entered into an $850,000 credit agreement (the "MSG Credit Facility") with a group of banks led by Chase Manhattan Bank, as agent. The MSG Credit Facility expires on December 31, 2004. MSG initially borrowed $650,000 and $149,000 under the term loan and revolver portions, respectively, of the MSG Credit Facility. In December 1997, the facility was amended to increase the revolver to $500,000 from $200,000. Also in December 1997, MSG repaid the term loan of $650,000 with $450,000 contributed by RPP as described in Note 2 and $200,000 of additional borrowings under the revolver. Loans under the MSG Credit Facility bear interest at current market rates plus a margin based upon MSG's consolidated leverage ratio. At December 31, 1998 and 1997, loans outstanding amounted to $310,000 and $360,000, respectively, and bore interest at 6.038% and 6.785%, respectively. The MSG Credit Facility contains certain financial covenants with which MSG was in compliance at December 31, 1998. The MSG Credit Facility also contains certain convenants that may limit MSG's ability to utilize all of the undrawn funds available thereunder.

In July 1997, a wholly-owned subsidiary of MSG borrowed $20,000 under promissory notes with various lending institutions which bear interest at LIBOR plus a margin (7.22% and 7.85% at December 31, 1998 and 1997, respectively) and mature in July 2002.

Cablevision Electronics

In February 1998, Cablevision Electronics entered into a three year $130,000 revolving credit facility. Under the terms of the credit facility, the total amount of borrowings available to Cablevision Electronics is subject to an availability calculation based on a percentage of eligible inventory. The total amount outstanding under the credit agreement at December 31, 1998 was


                                     (130)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

approximately $44,542 and bore interest at 7.2%. As of December 31, 1998, $30,197 was restricted for certain letters of credit issued on behalf of Cablevision Electronics. Unrestricted and undrawn funds available amounted to $54,403 on December 31, 1998 based on the level of inventory as of that date.

Borrowings under the credit agreement are secured by Cablevision Electronics' assets. The credit agreement contains various restrictive covenants with which Cablevision Electronics was in compliance at December 31, 1998.

Cablevision Cinemas

Cablevision Cinemas, LLC has a $15,000 revolving credit bank facility maturing on June 30, 2003. As of December 31, 1998, there were no outstanding borrowings under this bank facility.

Senior Debt

On December 30, 1997, the Company repaid $222,000 of A-R Cable's debt with borrowings under CSC Holdings' Credit Facility in connection with the transfer of certain cable systems from A-R Cable to the Restricted Group. A-R Cable had outstanding borrowings of $112,500 at December 31, 1997, which was repaid in 1998.

Senior Notes and Debentures

In December 1998, the Company redeemed Clearview's 10-7/8% Senior Notes for approximately $94,800 in cash. This payment included a premium of $11,200, a consent fee of $3,600 and accrued interest of $48.

In July 1998, the Company issued $500,000 principal amount of 7-1/4% Senior Notes due 2008 (the "2008 Notes") and $500,000 principal amount ($499,516 amortized amount at December 31, 1998) of 7-5/8 % Senior Debentures due 2018 (the "Debentures"). The Debentures were issued at a discount of $495. The 2008 Notes and Debentures are not redeemable by the Company prior to maturity.

In February 1998, the Company issued $300,000 principal amount of ($296,721 amortized amount at December 31, 1998) 7- 7/8% Senior Debentures due 2018 (the "2018 Debentures"). The 2018 Debentures were issued at a discount of $3,429. The 2018 Debentures are not redeemable by the Company prior to maturity.

In December 1997, the Company issued $500,000 principal amount ($499,532 and $499,475 amortized amount at December 31, 1998 and 1997, respectively) of 7-7/8% Senior Notes due 2007 (the "2007 Notes"). The notes were issued at a discount of $525. The 2007 Notes are not


                                     (131)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

redeemable by the Company prior to maturity. The net proceeds were used to reduce bank borrowings.

In August 1997, the Company issued $400,000 principal amount ($398,674 and $398,549 amortized amount at December 31, 1998 and 1997, respectively) of 8-1/8% Senior Debentures due 2009 (the "2009 Notes"). The 2009 Notes were issued at a discount of $1,492. The 2009 Notes are not redeemable by the Company prior to maturity. The net proceeds were used to reduce bank borrowings.

The indentures under which the senior notes and debentures were issued contain various convenants, which are generally less restrictive than those contained in the Company's Credit Agreement, with which the Company was in compliance at December 31, 1998.

Subordinated Debentures

In May 1996, the Company issued $150,000 principal amount ($149,545 and $149,485 amortized amount at December 31, 1998 and 1997, respectively) of 9-7/8% Senior Subordinated Notes due 2006 (the "2006 Notes") and $250,000 principal amount of 10-1/2% Senior Subordinated Debentures due 2016 (the "2016 Debentures"). The 2006 Notes are redeemable at the Company's option, in whole or in part, on May 15, 2001, May 15, 2002 and May 15, 2003 at the redemption price of 104.938%, 103.292% and 101.646%, respectively, of the principal amount and thereafter at 100% of the aggregate principal amount, in each case together with accrued interest to the redemption date. The 2016 Debentures are redeemable at the Company's option, in whole or in part, on May 15, 2006, May 15, 2007, May 15, 2008 and May 15, 2009, at the redemption price of 105.25%, 103.938%, 102.625%
and 101.313%, respectively, of the principal amount and thereafter at 100% of the aggregate principal amount, in each case together with accrued interest to the redemption date.

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

In February 1993, the Company issued $200,000 face amount ($199,117 and $199,056 amortized amounts at December 31, 1998 and 1997, respectively) of its 9-7/8% Senior Subordinated Debentures due 2013 (the "2013 Debentures"). The 2013 Debentures are redeemable, at the Company's option, on February 15, 2003, February 15, 2004, February 15, 2005 and February 15, 2006 at the redemption price of 104.80%, 103.60%, 102.40% and 101.20%, respectively, of the principal amount and thereafter at the redemption price of 100% of the principal amount, in each case together with accrued interest to the redemption date.


                                     (132)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

Also in 1993, the Company issued $150,000 face amount ($149,713 and $149,704 amortized amounts at December 31, 1998 and 1997, respectively) of its 9-7/8% Senior Subordinated Debentures due 2023 (the "2023 Debentures"). The 2023 Debentures are redeemable, at the Company's option, on and after April 1, 2003 at the redemption price of 104.938% reducing ratably to 100% of the principal amount on and after April 1, 2010, in each case together with accrued interest to the redemption date.

The indentures under which the subordinated notes and debentures were issued contain various covenants, which are generally less restrictive than those contained in the Company's Credit Agreement and with which the Company was in compliance at December 31, 1998.

Subordinated Notes Payable

In connection with certain acquisitions made in 1994, a subsidiary of the Company issued promissory notes totaling $141,268 and the Company assumed $9,732 of promissory notes, both of which were repaid in June 1998.

Summary of Five Year Debt Maturities

Total amounts payable by the Company and its subsidiaries under its various debt obligations, including capital leases, during the five years subsequent to December 31, 1998 are as follows:

                                 1999      $54,401
                                 2000       98,354
                                 2001       76,020
                                 2002       56,265
                                 2003      229,451

NOTE 6. PREFERRED STOCK

In February 1996, the Company issued 6,500,000 depositary shares, representing 65,000 shares of 11-1/8% Series L Redeemable Exchangeable Preferred Stock (the "Series L Preferred Stock") with a liquidation preference of $650,000, which were subsequently exchanged for Series M Redeemable Exchangeable Preferred Stock (the "Series M Preferred Stock") on August 2, 1996 with terms identical to the Series L Preferred Stock. Net proceeds were approximately $626,000. The depositary shares are exchangeable, in whole but not in part, at the option of the Company, for the Company's 11-1/8% Senior Subordinated Debentures due 2008. The Company is required to redeem the Series M Preferred Stock on April 1, 2008 at a redemption price equal to the liquidation preference of $10,000 per share plus accumulated and unpaid dividends. The Series M Preferred Stock is redeemable at various redemption prices beginning at 105.563% at any time on or after April 1, 2003, at the option of the Company, with accumulated and unpaid dividends thereon to the


                                     (133)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

date of redemption. Before April 1, 2001, dividends may, at the option of the Company, be paid in cash or by issuing fully paid and nonassessable shares of Series M Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends. On and after April 1, 2001, dividends must be paid in cash. The Company satisfied its dividend requirements by issuing 9,263, 8,300 and 6,576 additional shares of Series M Preferred Stock in 1998, 1997 and 1996, respectively.

In November 1995, the Company issued 13,800,000 depositary shares representing 1,380,000 shares of 8-1/2% Series I Cumulative Convertible Exchangeable Preferred Stock (the "Series I Preferred Stock") with an aggregate liquidation preference of $345,000. The depositary shares are convertible into shares of Parent's Class A Common Stock, at any time after January 8, 1996 at the option of the holder, at an initial conversion price of $16.86 per share (adjusted for the two-for-one stock splits - see Note 1) of Parent's Class A Common Stock subject to adjustment under certain conditions. Following the Holding Company Reorganization referred to in Note 1, the depositary shares are convertible into a comparable number of shares of Class A Common Stock of Parent. The Series I Preferred Stock is exchangeable into 8-1/2% Convertible Subordinated Debentures due 2007, at the option of the Company, in whole but not in part, on or after January 1, 1998 at a rate of $25.00 principal amount of exchange debentures for each depositary share. The Series I Preferred Stock is redeemable at the option of the Company, in whole or in part, on November 1, 1999, November 1, 2000, and November 1, 2001 and thereafter at 102.8%, 101.4% and 100.0%, respectively, of the principal amount plus accrued and unpaid dividends thereon. The Company paid a cash dividend of approximately $29,325 in each of 1998, 1997 and 1996.

In September 1995, the Company issued 2,500,000 shares of its $.01 par value 11-3/4% Series H Redeemable Exchangeable Preferred Stock (the "Series H Preferred Stock") with an aggregate liquidation preference of $100 per share. The Company is required to redeem the Series H Preferred Stock on October 1, 2007 at a redemption price per share equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends thereon. Before October 1, 2000, dividends may, at the option of the Company, be paid in cash or by issuing fully paid and nonassessable shares of Series H Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends. On and after October 1, 2000, dividends must be paid in cash. The terms of the Series H Preferred Stock permit the Company, at its option, to exchange the Series H Preferred Stock for the Company's 11-3/4% Senior Subordinated Debentures due 2007 in an aggregate principal amount equal to the aggregate liquidation preference of the shares of Series H Preferred Stock. The Company satisfied its dividend requirements by issuing 399,050, 355,415 and 317,549 additional shares of Series H Preferred Stock in 1998, 1997 and 1996, respectively.

In January 1998, the Company redeemed all of its outstanding 8% Series C Cumulative Preferred Stock ("Series C Preferred Stock") for cash of approximately $9,400 in the aggregate for all outstanding shares, including accrued dividends.


                                     (134)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

NOTE 7. INCOME TAXES

The Company, Parent and certain of its subsidiaries file consolidated federal income tax returns. Effective April 1, 1997, as a result of the transaction described in Note 2, Rainbow Media is no longer included in Parent's consolidated federal income tax returns, but rather files a separate consolidated federal income tax return with its subsidiaries. At December 31, 1998, the Company had consolidated net operating loss carry forwards of approximately $880,000 and Rainbow Media had consolidated federal net operating loss carry forwards of approximately $539,000. As a result of the Holding Company Reorganization, described in Note 1 and the 1997 change in Rainbow Media's ownership described in Note 2, Rainbow Media's loss carry forwards may be subject to annual limitations on deductions.

The tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 1998 and 1997 are as follows:

                                                         1998            1997
                                                         ----            ----
Deferred Asset (Liability)

   Depreciation and amortization                      $  28,918       $  67,234
   Receivables from affiliates                           23,406          18,681
   Benefit plans                                        105,439          29,841
   Allowance for doubtful accounts                        5,980           5,538
   Deferred gain                                       (130,650)       (131,460)
   Benefits of tax loss carry forwards                  596,175         601,983
   Other                                                    (50)            (58)
                                                      ---------       ---------
       Net deferred tax assets                          629,218         591,759
   Valuation allowance                                 (629,218)       (591,759)
                                                      ---------       ---------
                                                      $      --       $      --
                                                      =========       =========

The Company has provided a valuation allowance for the total amount of net deferred tax assets since realization of these assets is not assured due principally to the Company's history of operating losses.

NOTE 8. OPERATING LEASES

The Company leases certain office, production, transmission, theater and retail store facilities under terms of leases expiring at various dates through 2023. The leases generally provide for fixed annual rentals plus certain real estate taxes and other costs. Rent expense for the years ended December 31, 1998, 1997 and 1996 amounted to $79,822, $26,773 and $22,195, respectively.


                                     (135)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

In addition, the Company rents space on utility poles for its operations. The Company's pole rental agreements are for varying terms, and management anticipates renewals as they expire. Pole rental expense for the years ended December 31, 1998, 1997 and 1996 amounted to approximately $9,855, $10,737 and $8,585, respectively. The minimum future annual rentals for all operating leases during the next five years, including pole rentals from January 1, 1999 through December 31, 2003, and thereafter, at rates now in force are approximately:
1999, $91,822; 2000, $83,557; 2001, $79,538; 2002, $77,256; 2003, 74,905;
thereafter, $656,303.

NOTE 9. AFFILIATE TRANSACTIONS

The Company has affiliation agreements with certain cable television programming companies, in which Rainbow Media directly or indirectly held varying ownership interests during the three years ended December 31, 1998. Accordingly, the Company recorded income (losses) of approximately $(31,851), $10,672 and $(8,018) in 1998, 1997 and 1996, respectively, representing its percentage interests in the results of operations of these programming companies. At December 31, 1998, the Company's net deficit investment in these programming companies amounted to approximately $338. At December 31, 1997, the Company's investment in these programming companies amounted to approximately $29,644. Costs incurred by the Company for programming services provided by these non-consolidated affiliates and included in operating expense for the years ended December 31, 1998, 1997 and 1996 amounted to approximately $2,298, $16,581 and $37,610, respectively. At December 31, 1998 and 1997 amounts due to certain of these affiliates, primarily for programming services provided to the Company, aggregated $3,644 and $7,978, respectively, and are included in accounts payable. At December 31, 1998 and 1997, amounts due from certain of these programming affiliates aggregated $13,112 and $2,335, respectively, and are included in advances to affiliates.

In 1992, the Company acquired from Mr. Dolan substantially all of the interests in Cablevision of New York City ("CNYC") that it did not previously own. Mr. Dolan remained a 1% partner in CNYC and was entitled to certain preferential payments. The total amount owed to Mr. Dolan at December 31, 1997 amounted to approximately $197,183. In 1998, the Company paid all amounts due Mr. Dolan.

During 1998, 1997 and 1996, the Company made advances to or incurred costs on behalf of other affiliates engaged in providing cable television, cable television programming, and related services. Amounts due from these affiliates amounted to $310 and $2,599 at December 31, 1998 and 1997, respectively and are included in advances to affiliates.

In October 1997, the Company entered into an agreement with At Home Corporation ("@Home") and certain of its shareholders, pursuant to which the Company agreed to enter into agreements for the distribution of the @Home service over the Company's cable television systems on the same terms and conditions as @Home's founding partners, TCI, Comcast Corporation and Cox Communications, Inc. The Company received a warrant to purchase 7,875,784 shares of @Home's


                                     (136)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

Series A Common Stock at an exercise price of $.50 per share. Additionally, in 1998 a warrant to purchase 2,355,514 shares of @Home's Series A Common Stock at $.50 per share was received in connection with Parent's acquisition of certain cable television systems from TCI. The @Home network distributes high-speed interactive services to residences and businesses using its own network architecture and a variety of transport options, including the cable industry's hybrid fiber coaxial infrastructure.

The aggregate fair market value of the warrants received of $248,134, as determined by independent appraisals, has been recorded in investments in affiliates in the accompanying consolidated balance sheets. The difference between the appraised value of the warrants and the price paid has been recorded as deferred revenue and is being amortized to income over the period which the Company is obligated to provide the necessary services to @Home. In 1998, the Company recorded $35,821 of revenue relating to this transaction.

Prior to their acquisition by the Company, the operations of several cable systems were managed by the Company for a fee equal to 3-1/2% of gross receipts, as defined, plus reimbursement of certain costs and an allocation of certain selling, general and administrative expenses. In certain cases, interest was charged on unpaid amounts. For 1997 and 1996, such management fees, expenses and interest amounted to approximately $5,973 and $12,436, respectively, of which $7,724 was reserved by the Company in 1996.

The Company managed the properties of U.S. Cable until its acquisition in August 1996, under management agreements that provided for cost reimbursement, including an allocation of overhead charges. For 1996, such cost reimbursement amounted to $2,396.

In August 1996, the Company entered into an agreement with NorthCoast Operating Co., Inc. ("NorthCoast") and certain of its affiliates, to form a limited liability company (the "LLC") to participate in the auctions conducted by the Federal Communications Commission ("FCC") for certain licenses to conduct a personal communications service ("PCS") business. The Company has contributed an aggregate of approximately $38,000 to the LLC (either directly or through a loan to NorthCoast) and holds a 49.9% interest in the LLC and certain preferential distribution rights. The Company recorded a loss of $5,517 in 1998, representing its share of the losses of the LLC. NorthCoast is a Delaware corporation controlled by John Dolan. John Dolan is a nephew of Mr. Dolan and a cousin of James Dolan.

In 1996, Rainbow Media invested in a joint venture formed with a subsidiary of Loral Space and Communications, Ltd. for the purpose of exploiting certain direct broadcast satellite ("DBS") frequencies. Rainbow Media's investment amounted to $14,913, $12,867 and $5,756 at December 31, 1998, 1997 and 1996,
respectively. Rainbow Media also contributed to the joint venture its interest in certain agreements with the licensee of such frequencies.


                                     (137)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

NOTE 10. BENEFIT PLANS

The Company maintains the CSSC Supplemental Benefit Plan (the "Supplemental Plan") for the benefit of certain officers and employees of the Company. As part of the Supplemental Plan, the Company established a nonqualified defined benefit pension plan, which provides that, upon attaining normal retirement age, a participant will receive a benefit equal to a specified percentage of the participant's average compensation, as defined. All participants are 100% vested in the Supplemental Plan. Net periodic pension cost for the years ended December 31, 1998, 1997 and 1996 was negligible. At December 31, 1998 and 1997, the fair value of Supplemental Plan assets exceeded the projected benefit obligation by approximately $2,688 and $2,135 respectively.

Effective January 1, 1998, the Company established a Cash Balance Retirement Plan (the "Retirement Plan"), which replaced the Company's former money purchase pension plan. Under the Retirement Plan, the Company will credit a certain percentage of eligible base pay into an account established for each employee which will earn a market based rate of return annually.

The Company also maintains a 401(k) savings plan, pursuant to which an employee can contribute a percentage of eligible annual compensation, as defined. The Company also makes matching contributions for a portion of employee contributions to the 401(k) savings plan.

The cost associated with the Retirement Plan, the money purchase pension plan and the 401(k) savings plan was approximately $9,272, $7,445 and $5,565 for the years ended December 31, 1998, 1997 and 1996, respectively.

MSG sponsors several non-contributory pension plans covering MSG's employees. Benefits payable to retirees under these plans are based upon years of service and participant's compensation and are funded through trusts established under the plans. Plan assets are invested primarily in common stocks, bonds, United States government securities and cash. At December 31, 1998 and 1997, the accrued pension liability amounted to $8,883 and $7,796, respectively, and for the years ended December 31, 1998 and 1997, net periodic pension cost amounted to $2,254 and $1,613, respectively.

MSG also sponsors a welfare plan which provides certain postretirement health care and life insurance benefits to certain employees and their dependents who are eligible for early or normal retirement under MSG's retirement plan. The welfare plan is insured through a managed care provider and MSG funds these benefits with premium payments. For the years ended December 31, 1998 and 1997, the periodic postretirement benefit cost amounted to $84 and $133, respectively, and the accrued postretirement benefit obligation amounted to $6,087 and $6,036, respectively.


                                     (138)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

NOTE 11. STOCK BENEFIT PLANS

Parent has Employee Stock Plans (the "Stock Plans") under which it is authorized to issue incentive stock options, nonqualified stock options, restricted stock, conjunctive stock appreciation rights, stock grants and stock bonus awards. The exercise price of stock options can not be less than the fair market value per share of Parent's Class A Common Stock on the date the option was granted and the options expire no longer than ten years from date of grant. Conjunctive stock appreciation rights permit the employee to elect to receive payment in cash, either in lieu of the right to exercise such option or in addition to the stock received upon the exercise of such option, in an amount equal to the difference between the fair market value of the stock as of the date the right is exercised, and the exercise price.

Under the Stock Plans, employees of the Company have received stock awards, bonus awards, stock appreciation rights and cash payments made for certain executive stock options. As a result the Company recorded (income)/expense of approximately $137,554, $64,361 and $(8,558) in 1998, 1997 and 1996,
respectively. These amounts reflect vesting schedules for applicable grants as well as fluctuations in the market price of Parent's Class A Common Stock.

NOTE 12. COMMITMENTS AND CONTINGENCIES

The Company, through Rainbow Media, has entered into several contracts, including rights agreements, with professional sports teams and others relating to cable television programming. In addition, Rainbow Media, through MSG has employment agreements with both players and coaches of its professional sports teams. Certain of these contracts, which provide for payments that are guaranteed regardless of employee injury or termination, are covered by disability insurance if certain conditions are met. Future cash payments required under these contracts as of December 31, 1998 are as follows:

                                  1999       $  229,933
                                  2000          217,752
                                  2001          153,717
                                  2002          113,925
                                  2003           98,150
                            Thereafter        1,093,373
                                             ----------
                                 Total       $1,906,850
                                             ==========

The Company and its cable television affiliates have an affiliation agreement with a program supplier whereby the Company is obligated to make base rate annual payments, as defined and subject to certain adjustments pursuant to the agreement, through 2004. The Company would be contingently liable for its proportionate share of the base rate annual payments, based on subscriber usage, of approximately $12,890 in 1999 and for the years 2000 through 2004 such payments would increase by percentage increases in the Consumer Price Index, or five percent, whichever is less, over the prior year's base rate annual payment.


                                     (139)

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

NOTE 14. DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and Cash Equivalents, Accounts Receivable Trade, Notes and Other Receivables, Prepaid Expenses and Other Assets, Advances to Affiliates, Accounts Payable, Accrued Liabilities, Accounts Payable to Affiliates, Feature Film and Contract Obligations, and Obligation to Related Party.

The carrying amount approximates fair value due to the short maturity of these instruments.

At Home Warrants

The fair value of the At Home warrants has been determined by an independent investment advisor.

Bank Debt, Senior Debt, Senior Notes and Debentures, Subordinated Notes and Debentures, Subordinated Notes Payable and Redeemable Exchangeable Preferred Stock

The fair values of each of the Company's long-term debt instruments and redeemable preferred stock are based on quoted market prices for the same or similar issues or on the current rates offered to the Company for instruments of the same remaining maturities.

Interest Rate Swap Agreements

The fair values of interest rate swap and cap agreements are obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate agreements, taking into consideration current interest rates and the current creditworthiness of the counterparties.


                                     (140)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

The fair value of the Company's financial instruments are summarized as follows:

                                                           December 31, 1998
                                                           -----------------
                                                        Carrying      Estimated
                                                         Amount       Fair Value
                                                         ------       ----------

At Home warrants                                       $  248,134     $  755,479
                                                       ==========     ==========

Long term debt instruments:
  Bank debt                                            $1,528,549     $1,528,549
  Senior notes and debentures                           2,194,443      2,271,340
  Subordinated notes and debentures                     1,048,375      1,168,375
  Redeemable exchangeable preferred stock               1,256,339      1,417,241
                                                       ----------     ----------
                                                       $6,027,706     $6,385,505
                                                       ==========     ==========
Interest rate swap agreements:
  In a net payable position                            $       --     $    4,116
                                                       ==========     ==========

                                                            December 31, 1997
                                                            -----------------
                                                        Carrying       Estimated
                                                         Amount       Fair Value
                                                         ------       ----------
Long term debt instruments:
  Bank debt                                            $2,240,358     $2,240,358
  Senior debt                                             112,500        112,500
  Senior notes and debentures                             898,024        919,125
  Subordinated notes and debentures                     1,048,245      1,158,750
  Subordinated notes payable                              151,000        148,300
  Redeemable exchangeable preferred stock               1,123,808      1,307,750
                                                       ----------     ----------
                                                       $5,573,935     $5,886,783
                                                       ==========     ==========
Interest rate swap agreements:
  In a net payable position                            $       --     $    3,141
                                                       ==========     ==========

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 15. SEGMENT INFORMATION

The Company classifies its business interests into three fundamental areas:
Telecommunication Services, consisting principally of its cable television, telephone and modem services operations; Rainbow Media, consisting principally of interests in cable television programming networks and MSG, which owns and operates professional sports teams, regional cable television


                                     (141)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

networks, live productions and entertainment venues; and Retail Electronics, which represents the operations of Cablevision Electronics' retail electronics stores.

The Company's reportable segments are strategic business units that are managed separately . The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income (loss) before depreciation and amortization and incentive stock plan expense). The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at fair value as if the sales were to third parties. Information as to the operations of the Company's business segments is set forth below.

                                              Years Ended December 31,
                                    -------------------------------------------
                                       1998             1997            1996
                                       ----             ----            ----
Revenues

Telecommunication Services ......   $ 1,513,393     $ 1,366,668     $ 1,096,634
Rainbow Media ...................     1,007,639         637,648         241,911
Retail Electronics ..............       464,388              --              --
All Other .......................         6,614           1,707           3,473
Intersegment Elimination ........       (79,615)        (56,665)        (26,876)
                                    -----------     -----------     -----------
        Total ...................   $ 2,912,419     $ 1,949,358     $ 1,315,142
                                    ===========     ===========     ===========

                                                Years Ended December 31,
                                    -------------------------------------------
                                           1998           1997          1996
                                           ----           ----          ----
Adjusted Operating Cash Flow

Telecommunication Services ......       $ 599,257      $ 545,927      $ 434,904
Rainbow Media ...................         135,259        101,122         21,294
Retail Electronics ..............         (19,737)            --             --
All Other .......................          (9,376)        (1,704)        (1,362)
                                        ---------      ---------      ---------
        Total ...................       $ 705,403      $ 645,345      $ 454,836
                                        =========      =========      =========


                                     (142)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

                                                  Years Ended December 31,
                                          -----------------------------------------
                                              1998          1997            1996
                                              ----          ----            ----
Assets

Telecommunication Services ............   $ 3,035,212    $ 2,927,640    $ 2,719,091
Rainbow Media .........................     2,720,127      2,838,987        738,851
Retail Electronics ....................       199,194             --             --
Other .................................       253,564         10,270          8,802
Corporate and intersegment eliminations      (272,237)      (162,109)      (432,019)
                                          -----------    -----------    -----------
        Total .........................   $ 5,935,860    $ 5,614,788    $ 3,034,725
                                          ===========    ===========    ===========

A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:

                                                                  Years Ended December 31,
                                                         -----------------------------------------
                                                             1998           1997          1996
                                                             ----           ----          ----
Revenue
Total revenue for reportable segments ................   $ 2,985,420    $ 2,004,316    $ 1,338,545
Other revenue and intersegment eliminations ..........       (73,001)       (54,958)       (23,403)
                                                         -----------    -----------    -----------
     Total consolidated revenue ......................   $ 2,912,419    $ 1,949,358    $ 1,315,142
                                                         ===========    ===========    ===========

Adjusted Operating Cash Flow to Net Loss
Total adjusted operating cash flow for
     reportable segments .............................       714,779        647,049        456,198
Other adjusted operating cash flow deficit ...........        (9,376)        (1,704)        (1,362)
Items excluded from adjusted operating cash flow
     Depreciation and amortization ...................      (577,635)      (499,809)      (388,982)
     Incentive stock plan (expense) income ...........      (137,554)       (64,361)         8,558
     Interest expense ................................      (393,008)      (368,700)      (268,177)
     Interest income .................................        23,936          5,492          3,162
     Share of affiliates' net loss ...................       (37,368)       (27,165)       (82,028)
     Gain on sale of programming interests and
          cable assets, net ..........................       171,127        372,053             --
     Gain on redemption of subsidiary preferred stock             --        181,738             --
     Write  off of  deferred  interest  and  financing
          costs ......................................       (23,482)       (24,547)       (37,784)
     Provision  for  preferential  payment  to related
          party ......................................          (980)       (10,083)        (5,600)
     Minority interests ..............................        48,378        (60,694)        (9,417)
     Miscellaneous, net ..............................       (18,350)       (12,606)        (6,647)
                                                         -----------    -----------    -----------
               Net income (loss) .....................   $  (239,533)   $   136,663    $  (332,079)
                                                         ===========    ===========    ===========


                                     (143)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States.

The Company does not have a single external customer which represents 10 percent or more of its consolidated revenues.


                                     (144)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   (formerly Cablevision Systems Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

NOTE 16. INTERIM FINANCIAL INFORMATION (Unaudited)

The following is a summary of selected quarterly financial data for the years ended December 31, 1998 and 1997.

                                           MARCH 31,                    JUNE 30,                    SEPTEMBER 30,
                                 --------------------------    --------------------------    --------------------------
                                     1998           1997           1998          1997           1998            1997
                                 -----------    -----------    -----------    -----------    -----------    -----------
Revenues......................   $   645,382    $   358,549    $   700,352    $   438,516    $   697,866    $   517,930
Operating expenses ...........       656,249        344,271        687,465        433,359        692,571        501,057
                                 -----------    -----------    -----------    -----------    -----------    -----------
Operating profit (loss) ......   $   (10,867)   $    14,278    $    12,887    $     5,157    $     5,295    $    16,873
                                 ===========    ===========    ===========    ===========    ===========    ===========

Net income (loss)
  applicable to common
  shareholder ................   $   (23,461)   $  (111,921)   $  (116,774)   $  (128,776)   $  (113,083)   $    46,454
                                 ===========    ===========    ===========    ===========    ===========    ===========

Basic net income (loss) per
  common share ...............            --    $     (1.13)            --    $     (1.30)            --    $       .47
                                 ===========    ===========    ===========    ===========    ===========    ===========

Diluted net income (loss) per
  common share ...............            --    $     (1.13)            --    $     (1.30)            --    $       .44
                                 ===========    ===========    ===========    ===========    ===========    ===========

                                         DECEMBER 31,                    TOTAL
                                 --------------------------   --------------------------
                                     1998           1997          1998           1997
                                 -----------    -----------   -----------    -----------
Revenues......................   $   868,819    $   634,363   $ 2,912,419    $ 1,949,358
Operating expenses ...........       885,920        589,496     2,922,205      1,868,183
                                 -----------    -----------   -----------    -----------
Operating profit (loss) ......   $   (17,101)   $    44,867   $    (9,786)   $    81,175
                                 ===========    ===========   ===========    ===========

Net income (loss)
  applicable to common
  shareholder ................   $  (148,087)   $   182,139   $  (401,405)   $   (12,104)
                                 ===========    ===========   ===========    ===========

Basic net income (loss) per
  common share ...............            --    $      1.82            --    $      (.12)
                                 ===========    ===========   ===========    ===========

Diluted net income (loss) per
  common share ...............            --    $      1.53            --    $      (.12)
                                 ===========    ===========   ===========    ===========


                                     (145)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial disclosure.

None.

                                    PART III

The information called for by Item 401 of Regulation S-K under Item 10, Directors and Executive Officers of the Registrant, Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management and Item 13, Certain Relationships and Related Transactions, is hereby incorporated by reference to Cablevision Parent's definitive proxy statement for its Annual Meeting of Shareholders anticipated to be held in June 1999 or if such definitive proxy statement is not filed with the Commission prior to April 30, 1999, to an amendment to this report on Form 10-K filed under cover of Form 10-K/A.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Pursuant to regulations promulgated by the Securities and Exchange Commission, the Company is required to identify, based solely on a review of reports filed under Section 16(a) of the Securities Exchange Act of 1934, each person who, at any time during its fiscal year ended December 31, 1998, was a director, officer or beneficial owner of more than ten percent of the Company's Class A Common Stock that failed to file on a timely basis any such reports. Based on such review, the Company is aware of no such failure.

                                     PART IV

Item 14. Exhibits, Financial Statements, Financial Statement Schedule, and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

      1.    The financial statements as indicated in the index set forth on page
            69.

      2.    Financial Statement schedule:

                                                                            Page
                                                                             No.
                                                                             ---
            Schedule supporting consolidated financial statements:
               Schedule II - Valuation and Qualifying Accounts.............. 147

Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

      3.    The Index to Exhibits is on page 150.

(b) Reports on Form 8-K:

Cablevision Systems Corporation has not filed any current reports on Form 8-K with the Commission during the last quarter of the fiscal period covered by this report.

CSC Holdings, Inc. has not filed any current reports on Form 8-K with the Commission during the last quarter of the fiscal period covered by this report.


                                     (146)

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)

Cablevision Systems Corporation

                             Balance at
                             Beginning   Charged to Costs    Charged to    Deductions   Balance at
                             of Period      and Expenses   Other Accounts  Write-Offs   End of Period
                             ---------      ------------   --------------  ----------   -------------
Year Ended December 31, 1998

   Allowance for doubtful
      accounts................ $29,584        $32,110        $       -      $(27,317)     $34,377
                               =======        =======        =========      ========      =======

Year Ended December 31, 1997

   Allowance for doubtful
      accounts................ $12,955        $26,283       $        -     $  (9,654)     $29,584
                               =======        =======       ==========     =========      =======

Year Ended December 31, 1996

   Allowance for doubtful
      accounts................ $12,678        $18,489       $        -      $(18,212)     $12,955
                               =======        =======       ==========      ========      =======

CSC Holdings, Inc.

                             Balance at
                             Beginning   Charged to Costs    Charged to    Deductions   Balance at
                             of Period      and Expenses   Other Accounts  Write-Offs   End of Period
                             ---------      ------------   --------------  ----------   -------------
Year Ended December 31, 1998

   Allowance for doubtful
      accounts................ $29,584        $28,897      $         -      $(26,571)     $31,910
                               =======        =======      ===========      ========      =======

Year Ended December 31, 1997

   Allowance for doubtful
      accounts................ $12,955        $26,283       $        -     $  (9,654)     $29,584
                               =======        =======       ==========     =========      =======

Year Ended December 31, 1996

   Allowance for doubtful
      accounts................ $12,678        $18,489       $        -      $(18,212)     $12,955
                               =======        =======       ==========      ========      =======


                                     (147)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 1999.

                                                 Cablevision Systems Corporation
                                                 CSC Holdings, Inc.


                                                 By: /s/  William J. Bell
                                                     --------------------------
                                                 Name:  William J. Bell
                                                 Title: Vice Chairman
                                                        (Cablevision Systems
                                                        Corporation and CSC
                                                        Holdings, Inc.)

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

            Name                        Title                         Date
            ----                        -----                         ----

/s/  James L. Dolan        Chief Executive Officer and Director   March 30, 1999
-------------------------  (Principal Executive Officer)
     James L. Dolan

/s/  William J. Bell       Vice Chairman and Director             March 30, 1999
-------------------------  (Principal Financial Officer)
     William J. Bell

/s/  Andrew B. Rosengard   Executive Vice President               March 30, 1999
-------------------------  Financial Planning and Controller
     Andrew B. Rosengard   (Principal Accounting Officer)



                                     (148)

                                   SIGNATURES
                                   (continued)

/s/  Charles F. Dolan       Chairman of the Board of Directors    March 30, 1999
-------------------------
     Charles F. Dolan

/s/  Marc A. Lustgarten     Vice Chairman and Director            March 30, 1999
-------------------------
     Marc A. Lustgarten

/s/  Robert S. Lemle        Executive Vice President, General     March 30, 1999
-------------------------   Counsel, Secretary and Director
     Robert S. Lemle

/s/  Sheila A. Mahony       Senior Vice President and Director    March 30, 1999
-------------------------
     Sheila A. Mahony

/s/  Thomas C. Dolan        Senior Vice President and             March 30, 1999
-------------------------   Chief Information Officer
     Thomas C. Dolan        and Director

/s/  John Tatta             Director and Chairman of the          March 30, 1999
-------------------------   Executive Committee
     John Tatta

/s/  Patrick F. Dolan       Director                              March 30, 1999
-------------------------
     Patrick F. Dolan

/s/  Charles D. Ferris      Director                              March 30, 1999
-------------------------
     Charles D. Ferris

                            Director                              March 30, 1999
-------------------------
     Richard H. Hochman

/s/  Victor Oristano        Director                              March 30, 1999
-------------------------
     Victor Oristano

                            Director                              March 30, 1999
-------------------------
     Vincent Tese

/s/  John C. Malone         Director                              March 30, 1999
-------------------------
     John C. Malone

/s/  Leo J. Hindery, Jr.    Director                              March 30, 1999
-------------------------
     Leo J. Hindery, Jr.


                                     (149)

                                INDEX TO EXHIBITS
                                   (continued)

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------

3.1 Amended and Restated Certificate of Incorporation of Cablevision Parent (incorporated herein by reference to Exhibit 3.1 to Cablevision Parent's Registration Statement on Form S-4, dated January 20, 1998, File No. 333-44547 (the "S-4")).

3.2 Bylaws of Cablevision Parent (incorporated herein by reference to Exhibit 3.2 to the S-4).

3.3 Certificate of Incorporation of CSC Holdings, Inc. (incorporated herein by reference to Exhibits 3.1A(i) and 3.1A(ii) to CSC Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (the "1989 10-K")).

3.4 Amendment to By-laws and complete copy of amended and restated By-laws of CSC Holdings, Inc. (incorporated herein by reference to Exhibit 3.2D to CSC Holdings' Registration Statement on Form S-4, File No. 33-62717).

4.1 Certificate of Designations for CSC Holdings' Series H Redeemable Exchangeable Preferred Stock (incorporated by reference to Exhibit 4.1E to CSC Holdings' Registration Statement on Form S-4, Registration No. 33-63691).

4.2 Certificate of Designations for CSC Holdings' Series I Cumulative Convertible Exchangeable Preferred Stock (incorporated by reference to Exhibit 99.3 to CSC Holdings' Current Report on Form 8-K (File No. 1-9046) filed November 7, 1995).

4.3 Certificate of Designations for CSC Holdings' Series M Redeemable Exchangeable Preferred Stock (incorporated by reference to Exhibit 4.1(f) to CSC Holdings' Registration Statement on Form S-4, Registration No. 333-00527).

4.4 Indenture dated as of December 1, 1997 relating to CSC Holdings' $500,000,000 7 7/8% Senior Notes due 2007 (incorporated herein by reference to Exhibit 4.4 to the S-4).

4.5 Indenture dated as of February 15, 1993 relating to CSC Holdings' $200,000,000 9 7/8% Senior Subordinated Debentures due February 15, 2013 (incorporated herein by reference to Exhibit 4.3 to the 1992 10-K).

4.6 Indenture dated as of April 1, 1993 relating to CSC Holdings' $150,000,000 9 7/8% Senior Subordinated Debentures due 2023 (incorporated by reference to CSC Holdings' Registration Statement on Form S-4, Registration No. 33-61814).

4.7 Supplemental Indenture dated as of November 1, 1995 between CSC Holdings and the Bank of New York, Trustee to the Indenture dated November 1, 1995 (incorporated by reference to Exhibit 99.6 to CSC Holdings' Current Report on Form 8-K (File No. 1-9046), filed November 1, 1995).


                                     (150)

                                INDEX TO EXHIBITS
                                   (continued)

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------

4.8 Indenture dated August 15, 1997 relating to CSC Holdings' $400,000,000 8 1/8% Senior Debentures due 2009 (incorporated herein by reference to CSC Holdings' Registration Statement on Form S-4, Registration No. 333-38013).

4.9 Indenture dated as of November 1, 1995 relating to CSC Holdings' $150,000,000 9 7/8% Senior Subordinated Notes due 2006, $300,000,000
            9 1/4% Senior Subordinated Notes due 2005 and $250,000,000 10 1/2% Senior Subordinated Debentures due 2016 (incorporated by reference to Exhibit 99.6 to CSC Holdings' Current Report on Form 8-K filed November 1, 1995).

4.10 Senior Indenture (incorporated by reference to Exhibit 4.1 to CSC Holdings' Registration Statement on Form S-3, Registration No. 333-57407).

4.11 Subordinated Indenture (incorporated by reference to Exhibit 4.2 to CSC Holdings' Registration Statement on Form S-3, Registration No. 333-57407).

10.1 Registration Rights Agreement between CSC Systems Company and CSC Holdings (incorporated herein by reference to Exhibit 10.1 of CSC Holdings' Registration Statement on Form S-1, Registration No. 033-01936 ("CSC Holdings' Form S-1")).

10.2 Registration Rights Agreement between Cablevision Company and CSC Holdings (incorporated herein by reference to Exhibit 10.2 to CSC Holdings' Form S-1).

10.3 Form of Right of First Refusal Agreement between Dolan and CSC Holdings (incorporated herein by reference to Exhibit 10.4 to CSC Holdings' Form S-1).

10.4 Supplemental Benefit Plan of CSC Holdings (incorporated herein by reference to Exhibit 10.7 to CSC Holdings' Form S-1).

10.5 Cablevision Money Purchase Pension Plan, and Trust Agreement dated as of December 1, 1983 between Cablevision Systems Development Company and Dolan and Tatta, as Trustees (incorporated herein by reference to Exhibit 10.8 to CSC Holdings' Form S-1).

10.6 Amendment to the Cablevision Money Purchase Pension Plan adopted November 6, 1992 (incorporated herein by reference to Exhibit 10.6A to the 1992 10-K).

10.7 Employment Agreement between Charles F. Dolan and CSC Holdings dated January 27, 1986 (incorporated herein by reference to Exhibit 10.9 to CSC Holdings' Form S-1).

10.8 Cablevision Amended and Restated Employee Stock Plan (incorporated herein by reference to Exhibit 10.46 to the 1992 10-K).


                                     (151)

                                INDEX TO EXHIBITS
                                   (continued)

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------

10.9        Cablevision 401(k) Savings Plan (incorporated herein by reference to
            Exhibit 10.47 to the 1992 10-K).

10.10 Acquisition Agreement and Plan of Merger and Reorganization, dated as of June 14, 1994, among Cablevision of Boston Limited Partnership, Cablevision of Boston, Inc., Charles F. Dolan, Cablevision Systems Boston Corporation, CSC Holdings, COB, Inc., Cablevision Systems Services Corporation and Cablevision Finance Limited Partnership (incorporated herein by reference to Exhibit
            10.59 to the June 1994 10-Q).

10.11 Agreement and undertaking, dated as of March 10, 1995 from MSG Holdings, LP, MSG Eden Corporation, CSC Holdings, Rainbow Programming Holdings, Inc., Rainbow Garden Corporation, Garden L.P. Holdings Corp., ITT Corporation, ITT Eden Corp. in favor of the National Basketball Association (the "NBA"), the member terms of the NBA, NBA Properties, Inc., the NBA Market Extension Partnership and Planet Insurance, Ltd. (incorporated herein by reference to Exhibit
            10.66 to the 1994 10-K).

10.12 Consent Agreement, dated as of March 10, 1995 by and among the National Hockey League, MSG Holdings, L.P., MSG Eden Corporation, ITT Eden Corporation, ITT MSG Inc., ITT Corporation, Garden L.P. Holdings Corp., Rainbow Garden Corporation, Rainbow Programming Holdings Inc. and CSC Holdings (incorporated herein by reference to Exhibit 10.67 to the 1994 10-K).

10.13 Amendment to consulting agreement dated as of November 28, 1994 between CSC Holdings and John Tatta (incorporated herein by reference to Exhibit 10.68 to the 1994 10-K).

10.14 Employment Agreement, dated as of November 30, 1994, between CSC Holdings and William J. Bell (incorporated herein by reference to Exhibit 10.69 to the 1994 10-K).

10.15 Employment Agreement, dated as of November 30, 1994, between CSC Holdings and Marc A. Lustgarten (incorporated herein by reference to Exhibit 10.70 to the 1994 10-K).

10.16 Employment Agreement, dated as of November 30, 1994, between CSC Holdings and Robert S. Lemle (incorporated herein by reference to Exhibit 10.71 to the 1994 10-K).

10.17 Cablevision Parent Employee Stock Plan (incorporated herein by reference to Exhibit 10.40 to the S-4).

10.18 Cablevision Parent Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.41 to the S-4).


                                     (152)

                                INDEX TO EXHIBITS
                                   (continued)

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------

10.19 Cablevision Systems Corporation 1996 Non-Employee Directors Stock Option Plan (incorporated by reference to CSC Holdings' 1996 Definitive Proxy Statement).

10.20 Agreement, dated February 4, 1996, among CSC Holdings, Rainbow Programming Holdings, Inc. and ITT Corporation (incorporated herein by reference to Exhibit 10.74 to the September 1996 10-Q).

10.21 Master Stock Purchase Agreement, dated as of May 10, 1996, between Warburg Pincus Investors, L.P., a Delaware limited partnership, and CSC Holdings (incorporated by reference to Exhibit 99 to CSC Holdings' Current Report on Form 8-K (File No. 1-9046) dated May 10,
            1996).

10.22 Letter, dated March 6, 1997, among ITT MSG Inc., ITT Eden Corp., Rainbow Garden Corp. and Garden L.P. Holding Corp. (incorporated by reference to Exhibit 99.2 of CSC Holdings' Current Report on Form 8-K (File No. 1-9046) dated March 6, 1997).

10.23 Letter, dated November 25, 1997, from CSC Holdings to Charles F. Dolan (incorporated herein by reference to Exhibit 10.49 to the S-4).

10.24 Form of Guarantee and Indemnification Agreement among Charles F. Dolan, the Registrant and officers and directors of the Registrant (incorporated herein by reference to Exhibit 28 to CSC Holdings' Form S-1).

10.25 Partnership Interest Transfer Agreement, among ITT Corporation, ITT Eden Corporation, ITT MSG, Inc., CSC Holdings, Rainbow Media Holdings, Inc., Rainbow Garden Corp., Garden L.P. Holding Corp., MSG Eden Corporation and Madison Square Garden, L.P., dated as of April 15, 1997. (incorporated by reference to Exhibit 2(a) of CSC Holdings' Current Report on Form 8-K (File No. 1-9046) dated April 18, 1997 (the "April 1997 8-K")).

10.26 Amendment No. 1 to Partnership Interest Transfer Agreement, dated as of March 16, 1999.

10.27 Amended and Restated Agreement of Limited Partnership of Madison Square Garden, L.P., among MSG Eden Corporation, ITT MSG Inc. and Garden L.P. Holding Corp., dated as of April 15, 1997. (incorporated by reference to Exhibit 2(b) of the April 1997 8-K).

10.28 SportsChannel Contribution Agreement, among Rainbow Media Holdings, Inc., Garden L.P. Holding Corp., Rainbow Garden Corp., SportsChannel New York Holding Partnership, SportsChannel Associates Holding Corporation, MSG Eden Corporation, ITT MSG Inc., ITT Eden Corporation, and Madison Square Garden, L.P., dated as of April 15, 1997. (incorporated by reference to Exhibit 2(c) of the April 1997 8-K).


                                     (153)

                                INDEX TO EXHIBITS
                                   (continued)

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------

10.29 Aircraft Contribution Agreement, among Garden L.P. Holding Corp., MSG Eden Corporation, ITT MSG Inc., ITT Flight Operations, Inc., and Madison Square Garden, L.P., dated as of April 15, 1997. (incorporated by reference to Exhibit 2(d) of the April 1997 8-K).

10.30 Formation Agreement, dated as of June 22, 1997, among Rainbow Media Sports Holdings, Inc. and Fox Sports Net, LLC, attaching Partners) and Annex B (Partnership Agreement of National Sports Partners). (incorporated by reference to Exhibit 99.1 of the April 1997 8-K).

10.31 Lease Agreement between Nassau Cable Business Trust, as Landlord and CSC Holdings, as Tenant, dated as of November 1, 1997 (incorporated herein by reference to Exhibit 10.56 to the S-4).

10.32 Letter Agreement and Term Sheet, dated October 2, 1997 among CSC Holdings, At Home Corporation ("At Home"), Comcast Corporation, Cox Enterprises, Inc., Kleiner, Perkins, Caufield & Byers and Tele-Communications, Inc., as amended October 10, 1997 (incorporated by reference to Exhibit 10.01 of the Current Report on Form 8-K filed by At Home (File No. 000-22697) on October 22, 1997 (the "At Home October 8-K")).

10.33 Warrant to purchase shares of Series A Common Stock of At Home issued to CSC Holdings (incorporated by reference to Exhibit 10.03 of the At Home October 8-K).

10.34 Contingent Warrant to purchase shares of Series A Common Stock of At Home issued to CSC Holdings (incorporated by reference to Exhibit
            10.04 of the At Home October 8-K).

10.35 Warrant Purchase Agreement, dated October 10, 1997, between At Home and CSC Holdings (incorporated by reference to Exhibit 10.02 of the At Home October 8-K).

10.36 Amended and Restated Stockholders Agreement, dated August 1, 1996, as amended in May, 1997 (incorporated by reference to Exhibit 4.04 of the Registration Statement on Form S-1 of At Home (File No. 333-27323) (the "At Home S-1")).

10.37 Letter Agreement dated May 15, 1997 among At Home and the parties thereto, including as exhibits the Master Distribution Agreement Term Sheet and the Term Sheet for Form of LCO Agreement (incorporated by reference to Exhibit 10.20 of the At Home S-1).

10.38 Credit Agreement, dated as of June 6, 1997, among Madison Square Garden, L.P., the several lenders from time to time parties thereto, the Chase Manhattan Bank, as Administrative Agent, Toronto Dominion (New York), Inc., as Documentation Agent, and The Bank of Nova Scotia, as Syndication Agent (incorporated herein by reference to Exhibit 10.63 to the S-4).


                                     (154)

                                INDEX TO EXHIBITS
                                   (continued)

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------

10.39 Asset Purchase Agreement, dated as of August 29, 1997, by and among U.S. Cable Television Group, L.P., ECC Holding Corporation, Missouri Cable Partners, L.P., CSC Holdings and Mediacom LLC (incorporated herein by reference to Exhibit 10.64 to the S-4).

10.40 Loan Agreement, dated as of April 2, 1997, among Rainbow Media Holdings, Inc., the Guarantors, Canadian Imperial Bank of Commerce, and Toronto Dominion (Texas), Inc. as Arranging Agents and Documentation Agents, Canadian Imperial Bank of Commerce, as Syndication Agent, Toronto Dominion (Texas), Inc., as Administrative Agent and the other Credit Parties thereto (incorporated by reference to Exhibit 10.77 of CSC Holdings' Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997).

10.41 First Amendment, dated November 5, 1997 to the Credit Agreement, dated as of June 6, 1997, among Madison Square Garden, L.P., the several lenders from time to time parties thereto, the Chase Manhattan Bank, as Administrative Agent, Toronto Dominion (New
            York), Inc., as Documentation Agent, and The Bank of Nova Scotia, as Syndication Agent (incorporated herein by reference to Exhibit 10.66 to the S-4).

10.42 Second Amendment, dated December 10, 1997, to the Credit Agreement, dated as of June 6, 1997, among Madison Square Garden, L.P., the several lenders from time to time parties thereto, the Chase Manhattan Bank, as Administrative Agent, Toronto Dominion (New
            York), Inc., as Documentation Agent, and The Bank of Nova Scotia, as Syndication Agent (incorporated herein by reference to Exhibit 10.67 to the S-4).

10.43 Cablevision Parent Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.68 to the S-4).

10.44 Asset Purchase Agreement, dated as of January 29, 1998, between The Wiz, Inc. and each of its subsidiaries and affiliates listed on the signature pages thereto and Cablevision Electronics Investments, Inc. (incorporated by reference to Exhibit 99.1 of CSC Holdings' report on Form 8-K (file no. 1-9046) dated February 5, 1998.

10.45 Amended and Restated Contribution and Merger Agreement, dated as of June 6, 1997, among Cablevision Parent, CSC Holdings, CSC Merger Corporation and TCI Communications, Inc. (incorporated herein by reference to Exhibit 2.1 to the S-4).

10.46 Stockholders Agreement, dated as of March 4, 1998, by and among CSC Holdings, Tele-Communications, Inc., a Delaware corporation, the Class B Entities (as defined in the Stockholders Agreement) and the Investors (as defined in the Stockholders Agreement) (incorporated herein by reference to Exhibit 4.1 to CSC Holdings' Current Report on Form 8-K (File No. 1-9046) dated March 4, 1998).


                                     (155)

                                INDEX TO EXHIBITS
                                   (continued)

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------

10.47 Sixth Amended and Restated Credit Agreement, dated as of May 28, 1998, among CSC Holdings, Inc., the Restricted Subsidiaries which are parties thereto, the lenders which are parties thereto (the "Banks"). Toronto Dominion (Texas), Inc., as Arranging Agent and as Administrative Agent, The Bank of New York, The Bank of Nova Scotia, The Canadian Imperial Bank of Commerce, NationsBank, N.A., and The Chase Manhattan Bank, as Managing Agents, Bank of Montreal, Chicago Branch, Barclays Bank, PLC, Fleet Bank, N.A., and Royal Bank of Canada, as agents, Banque Paribas, Credit Lyonnais, BankBoston, N.A., The First National Bank of Chicago, Mellon Bank, N.A. and Societe Generale, New York Branch, as Co-Agents, and The Canadian Imperial Bank of Commerce, The Chase Manhattan Bank and NationsBank, N.A., as Co-Syndication Agents.

10.48 First Amended and Restated Credit Agreement, dated as of May 28, 1998, among Cablevision MFR, Inc. ("MFR"), CSC Holdings, Inc., the Guarantors which are parties thereto, the lenders which are parties thereto (the "Banks"), Toronto Dominion (Texas), Inc., as Arranging Agent and as Administrative Agent, The Bank of New York, The Bank of Nova Scotia, The Canadian Imperial Bank of Commerce, NationsBank, N.A., and The Chase Manhattan Bank, as Managing Agents, Bank of Montreal, Chicago Branch, Barclays Bank, PLC, Fleet Bank, N.A., and Royal Bank of Canada, as Agents, Banque Paribas, Credit Lyonnais, BankBoston, N.A., The First National Bank of Chicago, Mellon Bank, N.A. and Societe Generale, New York Branch, as Co-Agents, and The Bank of New York and The Bank of Nova Scotia as Co Syndication Agents.

10.49 First Amended and Restated Credit Agreement, dated as of May 28, 1998 among CSC TKR, Inc. Cablevision of Brookhaven, Inc., Cablevision of Oakland, Inc. Cablevision of Paterson, Inc. CSC TKR I, Inc. and UA-Columbia Cablevision of Westchester, Inc., the lenders which are parties thereto, Toronto Dominion (Texas), Inc., as Arranging Agent and as Administrative Agent, The Bank of New York, The Bank of Nova Scotia, The Canadian Imperial Bank of Commerce, NationsBank, N.A. and The Chase Manhattan Bank, as Managing Agents, the Bank of Montreal, Chicago Branch, Barclays Bank PLC, Fleet Bank, N.A. and the Royal Bank of Canada, as Agents, and Banque Paribas, Credit Lyonnais, BankBoston, N.A., The First National Bank of Chicago, Mellon Bank, N.A. and Societe Generale, New York Branch, as Co-Agents.

10.50 Agreement and Plan of Merger, dated as of August 12, 1998 among Cablevision Parent, CCG Holdings, Inc. and Clearview Cinema Group, Inc. (incorporated herein by reference to Exhibit 10.1 of Cablevision Parent's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998).


                                     (156)

                                INDEX TO EXHIBITS
                                   (continued)

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------

10.51 Stockholders Agreement, dated as of August 12, 1998 between Cablevision Parent and the stockholders of Clearview Cinema Group, Inc. party thereto (incorporated herein by reference to Exhibit 10.1 of Cablevision Parent's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998).

21          Subsidiaries of the Registrants.

23.1        Consent of Independent Auditors.

23.2        Consent of Independent Auditors.

27          Financial Data Schedule - CSC Holdings, Inc. and Subsidiaries.

27.1        Financial Data Schedule - Cablevision Systems Corporation and
            Subsidiaries.