Form 10-K/A
period 1998-12-31
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS INC
filed 1999-04-30
CIK 1053112, 784681

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                  FORM 10-K/A
(MARK ONE)

      [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        FOR THE TRANSITION PERIOD FROM                TO
                            ------------------------
                        CABLEVISION SYSTEMS CORPORATION
                       (FORMERLY CSC PARENT CORPORATION)
                            ------------------------

         1-14764                                 DELAWARE                                11-3415180
(COMMISSION FILE NUMBER)                 (STATE OF INCORPORATION)             (IRS EMPLOYER IDENTIFICATION NO.)
                                           1111 STEWART AVENUE
                                            BETHPAGE, NY 11714
                                              (516) 803-2300
                               (REGISTRANT'S ADDRESS AND TELEPHONE NUMBER)

                            ------------------------

                               CSC HOLDINGS, INC.
                   (FORMERLY CABLEVISION SYSTEMS CORPORATION)

         1-9046                               DELAWARE                                   11-2776686
(COMMISSION FILE NUMBER)              (STATE OF INCORPORATION)                (IRS EMPLOYER IDENTIFICATION NO.)
                                         1111 STEWART AVENUE
                                          BETHPAGE, NY 11714
                                            (516) 803-2300
                              (REGISTRANT'S ADDRESS AND TELEPHONE NUMBER)

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                 TITLE OF EACH CLASS                         NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------------------------------  -----------------------------------------------------
Cablevision Systems Corporation                                       American Stock Exchange
  Class A Common Stock
CSC Holdings, Inc.                                                    American Stock Exchange
  8 1/2% Series I Cumulative
  Convertible Exchangeable Preferred Stock

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

Cablevision Systems Corporation                          Yes X  No
CSC Holdings, Inc.                                       Yes X  No

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. ______
     Aggregate market value of voting stock held by nonaffiliates of Cablevision Systems Corporation based on the closing price at which such stock was sold on the American Stock Exchange on March 19, 1999: $7,673,577,320.

     Number of shares of common stock outstanding as of March 19, 1999:

Cablevision Systems Corporation                                 Class A Common Stock -- 108,547,404
Cablevision Systems Corporation                                 Class B Common Stock -- 43,126,836
CSC Holdings, Inc.                                                     Common Stock -- 1,000

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          ----------------------------------------------------------
                       AMENDMENT TO APPLICATION OR REPORT
               FILED PURSUANT TO SECTION 12, 13, OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
          ----------------------------------------------------------
                        CABLEVISION SYSTEMS CORPORATION
                                AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as set forth in the pages attached hereto:

Item 10.   -- Directors and Executive Officers of the Registrant.
Item 11.   -- Executive Compensation.
Item 12.   -- Security Ownership of Certain Beneficial Owners and Management.
Item 13.   -- Certain Relationships and Related Transactions.

                      ITEM 10. -- DIRECTORS AND EXECUTIVE
                           OFFICERS OF THE REGISTRANT

The Board has nominated the director candidates named below. Of the fifteen nominees for director, eleven are to be elected by the Class B stockholders and four are to be elected by the Class A stockholders.

All Cablevision directors are elected for one-year terms.

Personal information on each of our nominees is given below. All our nominees currently serve as Cablevision directors. Each current director was elected by stockholders at the last annual meeting except for Mr. Fitzgerald, who was elected by the Board in April 1999.

The Board met five times last year. On average, Cablevision's directors attended 92% of Board and committee meetings.

If a director nominee becomes unavailable before the election, your proxy card authorizes us to vote for a replacement nominee if the Board names one.

DIRECTORS TO BE ELECTED BY CLASS A STOCKHOLDERS

 CHARLES D. FERRIS, 66, Director since 1985. Member of the law firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. since 1981. Chairman of the Federal Communications Commission from October 1977 until April 1981.

 RICHARD H. HOCHMAN, 53, Director since 1986. Managing Partner of Regent Capital Partners, L.P. since April 1995. Managing Director of PaineWebber Incorporated from 1990 to April 1995. Mr. Hochman is also a director of Evercon, Inc. and R.A.B. Enterprises, Inc.

 VICTOR ORISTANO, 82, Director since 1985. Chairman of Alda Limited Partners, a holding company which has built and operated cable television systems in Connecticut, Florida, New Jersey, Pennsylvania and England since 1966. Mr. Oristano is also a member of the Board of Directors of People's Choice TV Corp.

 VINCENT TESE, 56, Director since 1996. Director of the Bear Stearns Companies, Inc. since December 1994. Chairman of Wireless Cable International, Inc. since July 1995. Chairman of Cross Country Wireless from December 1994 to July 1995. Mr. Tese served as Chairman and Chief Executive Officer of the New York State Urban Development Corporation from 1985 to 1987, and as Director of Economic Development for New York State from 1987 to December 1994. Mr. Tese also serves on the Board of Directors of Allied Waste Industries, Inc., Bowne and Company, Inc., Mack-Cali Realty Corp. and KeySpan Energy Corp.

DIRECTORS TO BE ELECTED BY CLASS B STOCKHOLDERS

 CHARLES F. DOLAN, 72, Director since 1985. Chairman of the Company since 1985. Chief Executive Officer of the Company from 1985 to October 1995. Founded and acted as the General Partner of the Company's predecessor from 1973 until 1985. Established Manhattan Cable Television in 1961 and Home Box Office in 1971. Charles F. Dolan is the father of James L. Dolan, Patrick F. Dolan and Thomas
 C. Dolan.

 JAMES L. DOLAN, 43, Director since 1991. President of the Company since June 1998 and Chief Executive Officer of the Company since October 1995. Chief Executive Officer of Rainbow Programming Holdings, Inc., a subsidiary of the Company, from September 1992 to October 1995. Vice President of the Company from 1987 to September 1992. James L. Dolan is the son of Charles F. Dolan and the brother of Patrick F. Dolan and Thomas C. Dolan.

 WILLIAM J. BELL, 59, Director since 1985. Vice Chairman of the Company since 1985. Joined the Company's predecessor in 1979.

 MARC A. LUSTGARTEN, 52, Director since 1985. Vice Chairman of the Company since 1989. Executive Vice President of the Company from 1985 to 1989.

 ROBERT S. LEMLE, 46, Director since 1988. Executive Vice President, General Counsel and Secretary of the Company since February 1994. Senior Vice President, General Counsel and Secretary of the Company from 1986 to February 1994.

 THOMAS C. DOLAN, 46, Director since 1998. Senior Vice President and Chief Information Officer of the Company since February 1996. Vice President and Chief Information Officer of the Company from July 1994 to February 1996. General Manager of the Company's East End Long Island cable system from November 1991 through July 1994. Thomas C. Dolan is the son of Charles F. Dolan and brother of Patrick F. Dolan and James L. Dolan.

 SHEILA A. MAHONY, 57, Director since 1988. Executive Vice President, Communications, Government and Public Affairs since April 1999. Senior Vice President, Communications and Public Affairs of the Company from June 1995 through April 1999. Vice President of Government Relations and Public Affairs of the Company and the Company's predecessor from 1980 to June 1995.

 PATRICK F. DOLAN, 48, Director since 1991. Vice President of News of the Company since September 1995. News Director of News 12 Long Island, a subsidiary of the Company, since December 1991. Patrick F. Dolan is the son of Charles F. Dolan and the brother of James L. Dolan and Thomas C. Dolan.

 JOHN TATTA, 79, Director since 1985. Consultant to the Company since January 1992. Mr. Tatta serves on the Executive Committee and the Compensation Committee of the Board of Directors. President of the Company through December 1991. Chief Operating Officer of the Company from 1985 to 1989 and of the Company's predecessor from 1973 through 1985. Executive Officer of Manhattan Cable Television during the 1960s and early 1970s.

 LEO J. HINDERY, JR., 51, Director since 1998. Chief Executive Officer of AT&T Broadband and Internet Services since March 1999. Director of Tele-Communications, Inc. from May 1997 through March 1999. President and Chief Operating Officer of Tele-Communications, Inc. since March 1997. President, Chief Executive Officer and Director of TCI Communications, Inc. since March 1997. Founder, Managing General Partner and Chief Executive Officer of InterMedia Partners and its affiliated entities since 1988 Director of At Home Corporation, Knowledge Enterprises, Inc., Lenfest Group and Liberty Media Group.

 WILLIAM R. FITZGERALD, 42, Director since April 1999. Executive Vice President and Chief Operating Officer of AT&T Broadband and Internet Services since November 1998. Executive Vice President of Corporate Development and Partnership Relations of TCI Communications, Inc. from December 1997 to November 1998. Senior Vice President of Corporate Development of TCI Communications from March 1996 to December 1997. Prior to joining TCI Communications, Mr. Fitzgerald was Senior Vice President and a Partner at Daniels & Associates, a leading brokerage and investment banking firm to the communications industry.

DIRECTOR COMPENSATION

Cablevision employees receive no extra pay for serving as directors. Non-employee directors receive a base fee of $20,000 per year; $1,000 per Board and committee meeting attended in person, and $500 per Board and committee meeting attend by telephone. Non-employee directors also receive $2,500 annually per committee membership and $5,000 annually per committee chairmanship.

We also pay a portion of director compensation in stock options. Each non-employee director receives options to purchase 10,000 shares of stock when first elected to the Board and, if the director remains in office, options to purchase an additional 2,000 shares each following year. The exercise price for these options is the closing price of the stock on the date prior to the grant, and they are all vested when granted.

BOARD COMMITTEES

The Board has three permanent committees: the Audit Committee, the Compensation Committee and the Executive Committee. The Board does not have a Nominating Committee.

THE AUDIT COMMITTEE is responsible for accounting and internal control matters. Subject to stockholder approval, the committee chooses the independent public accountants to audit the Company's financial statements. The committee consults with the independent accountants and reviews their audit and other work. The committee also consults with the Company's Controller and Internal Audit department and reviews our internal controls and compliance with policies.

Committee members: Messrs. Oristano (Chairman) and Hochman.

Meetings last year: two

THE COMPENSATION COMMITTEE represents the Board in discharging its responsibilities with respect to the Company's employee stock plans and, in doing so, administers such plans with regard to, among other things, the determination of eligibility of employees, the granting of stock, SARs and/or options, and the termination of such plans. This committee also determines the appropriate levels of compensation, including salaries, bonuses, stock and option rights and retirement benefits for members of the Company's senior management, subject to the approval of the Board of Directors. A subcommittee of the Compensation Committee has exclusive authority and responsibility for, and with respect to, all annual bonus determinations and any grants or awards under the Company's Employee Stock Plan or Long-Term Incentive Plan to any executive officer of the Company, and to the Company's other most senior employees.

Committee members: Messrs. Hochman (Chairman), Oristano and Tatta.

Meetings last year: five

Subcommittee members: Messrs. Hochman and Oristano

Meetings last year: two

THE EXECUTIVE COMMITTEE has broad power to act on behalf of the Board. In practice, the committee only meets when it is impractical to call a meeting of the full Board.

Committee members: Messrs. James Dolan (Chairman), Lustgarten, Bell, Lemle, Hochman and Tatta.

Meetings last year: twelve

OTHER COMMITTEES

In addition to standing committees, the Board of Directors from time-to-time convenes a Special Committee, in accordance with the Company's By-laws, to consider any proposed investment in, or advance to, Charles Dolan, members of his family, trusts for the benefit of his family members, or companies (other than the Company) owned or controlled by any of them. Our stockholders agreement with AT&T allows AT&T to appoint two of the four members of the Special Committee.

In October 1998, the Board appointed the Y2K Committee. The Y2K Committee meets with the Company's information technology executives and the Company's outside Y2K consultant, to monitor the progress of the Company's Y2K compliance efforts.

Y2K Committee members: Messrs. James Dolan, Thomas Dolan, Hindery and Hochman.

                             OUR EXECUTIVE OFFICERS

Our executive officers are:
Charles F. Dolan                  Chairman
James L. Dolan                    Chief Executive Officer and President
Marc A. Lustgarten                Vice Chairman
William J. Bell                   Vice Chairman
Robert S. Lemle                   Executive Vice President, General Counsel and Secretary
Andrew B. Rosengard               Executive Vice President, Finance and Controller
Sheila A. Mahony                  Executive Vice President, Communications, Government and Public Affairs
Margaret Albergo                  Executive Vice President, Planning and Operations
Thomas C. Dolan                   Senior Vice President and Chief Information Officer

Biographies of Messrs. Charles Dolan, James Dolan, Thomas Dolan, Lustgarten, Bell, Lemle and Ms. Mahony are set forth above. Biographies for Mr. Rosengard and Ms. Albergo are below.

 ANDREW B. ROSENGARD, 41, Executive Vice President, Finance and Controller of the Company since April 1999. Executive Vice President, Financial Planning and Controller of the Company November 1997 to April 1999. Senior Vice President and Controller of the Company from February 1996 to November 1997. Senior Vice President, Finance for Rainbow Programming Holdings, Inc., a subsidiary of the Company, from 1990 to February 1996.

 MARGARET ALBERGO, 45, Executive Vice President, Planning and Operations since April 1999. Senior Vice President, Planning and Performance of the Company from October 1996 to April 1999. Senior Vice President, Operations of Rainbow Programming Holdings, Inc., a subsidiary of the Company from August 1995 to October 1996. Vice President, Corporate Development of Rainbow Programming Holdings, Inc. from 1993 to August 1995. Director of Operations and Administration of News 12 Long Island from 1991 to 1993.

                       ITEM 11. -- EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION TABLES

These tables show the compensation of the Company's Chief Executive Officer and the four other most highly paid executives.

SUMMARY COMPENSATION TABLE

                                                                      LONG TERM COMPENSATION AWARDS
                                               ANNUAL COMPENSATION    -----------------------------    ALL OTHER
                                              ---------------------       SECURITIES UNDERLYING       COMPENSATION
       NAME/PRINCIPAL POSTION          YEAR   SALARY($)   BONUS($)           OPTIONS/SARS(#)             ($)(1)
-------------------------------------  ----   ---------   ---------   -----------------------------   ------------
Charles F. Dolan                       1998     900,000   1,160,000                    0                 473,229
Chairman & Director                    1997     525,000     525,000                    0                 315,962
                                       1996     525,000     225,000                    0                 150,934
James L. Dolan                         1998     900,000   2,500,000              160,000                 137,682
President, Chief Executive Officer &   1997     550,000   2,750,000                    0                 213,684
Director                               1996     555,206     225,000                    0                  43,188
William J. Bell                        1998     700,000   1,900,000                    0                 119,611
Vice Chairman & Director               1997     525,000   2,150,000              700,000                 117,275
                                       1996     500,000     330,000                    0                 100,239
Marc A. Lustgarten                     1998     750,000   2,000,000                    0                 103,839
Vice Chairman & Director               1997     525,000   2,250,000              720,000                  58,635
                                       1996     525,000     330,000                    0                  52,866
Robert S. Lemle                        1998     525,000   1,000,000                    0                  60,539
Executive Vice President, General      1997     475,000   1,250,000              605,200                  51,753
Counsel, Secretary & Director          1996     475,000     315,000                    0                  49,999

------------

(1) For 1998, represents the sum of (i) for each individual, $3,200 contributed by CSC Holdings on behalf of such individual under the Company's Cash Balance Pension Plan (the 'Pension Plan'), (ii) for each individual, $30,000 credited to such individual (other than Mr. James Dolan) on the books of the Company's pursuant to the defined contribution portion of the Company's Supplemental Benefit Plan (the 'Supplemental Plan'), (iii) for each individual, the following amounts contributed by the Company on behalf of such individual as a matching contribution under the Company's 401(k) Plan:
    Mr. Charles Dolan $5,000, Mr. James Dolan $5,000; Mr. Bell $4,374; Mr. Lustgarten $5,000 and Mr. Lemle $4,000, and (iv) for each individual, the following amounts paid as a premium on individual life insurance policies purchased by the Company for the executive officer to replace coverage under the integrated policy previously provided by the Company: Mr. Charles Dolan $130,276; Mr. James Dolan $37,705 Mr. Bell $82,037; Mr. Lustgarten $29,385;
    and Mr. Lemle $20,268 and (v) for Mr. Charles Dolan, Mr. James Dolan, Mr. Lustgarten and Mr. Lemle, 304,753; 91,777; 36,254; and 3,071 respectively, representing the value of personal use of the Company's aircraft, determined in accordance with the Standard Industry Fare Level as promulgated by the Internal Revenue Service.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                          INDIVIDUAL GRANTS
                                 --------------------------------------------------------------------    POTENTIAL REALIZABLE
                                                % OF TOTAL                                                 VALUE AT ASSUMED
                                               OPTIONS/SARS                                              ANNUAL RATES OF STOCK
                                                GRANTED TO                                              PRICE APPRECIATION FOR
                                                EMPLOYEES     EXERCISE OR   MARKET PRICE                    OPTION TERM(1)
                                 OPTION/SARS    IN FISCAL     BASE PRICE     ON DATE OF    EXPIRATION   -----------------------
NAME                             GRANTED(#)     YEAR 1998      ($/SHARE)      GRANT($)        DATE        5%($)        10%($)
-------------------------------  -----------   ------------   -----------   ------------   ----------   ---------     ---------

James L. Dolan.................   160,000(2)       3.2%          27.69          27.69        5/29/08    2,785,600     7,060,800

------------

(1) The dollar amounts under these columns are the result of calculations at 5% and 10% rates set by the SEC, and therefore are not intended to forecast possible future appreciation of the Company's stock price. In all cases the appreciation is calculated from the award date to the end of the option term.

(2) Options and SARs granted on May 29, 1998 under the 1998 Employee Stock Plan. Such options and SARs become exercisable in annual installments of 33.33% per year, beginning on May 29, 1999 and on each of the first two anniversaries of that date. One half of the amounts set forth are options and one half are SARs. Options and SARs may be independently exercised. Vesting of options and SARs may be accelerated upon a change of control of the Company (see 'Employee Contracts and Severance and Change-In-Control Arrangements' below).

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR-END OPTION/SAR VALUES

                                                                                                              VALUE OF
                                                                    NUMBER OF SECURITIES              UNEXERCISED IN-THE-MONEY
                                                                   UNDERLYING UNEXERCISED                  OPTIONS/SARS AT
                                                                 OPTIONS/SARS AT 12/31/98(#)                 12/31/98($)
                            SHARES ACQUIRED       VALUE       ---------------------------------   ---------------------------------
NAME                        ON EXERICISE(#)    REALIZED($)       EXERCISABLE / UNEXERCISABLE         EXERCISABLE / UNEXERCISABLE
--------------------------- ----------------   ------------   ---------------------------------   ---------------------------------

Charles F. Dolan...........      --                --              --                 --                --                 --
James L. Dolan.............      --                --              199,332           106,668           6,981,886         2,393,362
William J. Bell............    328,400(1)        7,969,700         508,664           233,336          21,730,802        10,033,448
Marc A. Lustgarten.........    328,400(1)        7,969,700         522,000           240,000          22,304,250        10,320,000
Robert S. Lemle............    115,600(1)        2,886,121         579,472           191,728          24,500,170         8,244,304

------------

(1) Exercise of stock options and SARs granted under CSC Holdings' Amended and Restated Employee Stock Plan and CSC Holdings' First Amended and Restated 1996 Employee Stock Plan.

              LONG-TERM INCENTIVE PLANS AWARDS IN LAST FISCAL YEAR

                                                        PERFORMANCE OR
                                                         OTHER PERIOD             ESTIMATED FUTURE PAYOUTS UNDER
                                     NUMBER OF               UNTIL                  NON-STOCK PRICE-BASED PLANS
                                  SHARES, UNITS OR       MATURATION OR     ---------------------------------------------
NAME                              OTHER RIGHTS (#)          PAYOUT         THRESHOLD($)      TARGET($)       MAXIMUM($)
-----------------------------   --------------------    ---------------    -------------    ------------    ------------

Charles F. Dolan.............            --                   --                --               --              --
James L. Dolan...............           N/A               12-36 mos.            --          4,500,000(1)         --
Marc A. Lustgarten...........           N/A               12-36 mos.            --          3,000,000(1)         --
William J. Bell..............           N/A               12-36 mos.            --          2,500,000(1)         --
Robert S. Lemle..............           N/A               12-36 mos.            --          2,000,000(1)         --

------------

(1) Contingent cash awards granted under the Company's Long-Term Incentive Plan, in the amounts indicated. The indicated amounts are payable in full upon the attainment of specified performance objectives, including (a) incremental cash flow in respect of calendar years 1998, 1999 and 2000 in excess of specified targets, and (b) private market value of the Company at the end of any calendar quarter starting with the fourth quarter of 1998, in excess of specified targets.

DEFINED BENEFIT PENSION PLAN

The Company's Nonqualified Supplemental Benefit Plan provides actuarially-determined pension benefits, among other types of benefits, for nine employees of the Company or its subsidiaries who were previously employed by Cablevision Systems Services Corporation ('CSSC'). CSSC, which is wholly-owned by Charles Dolan, provided management services to Cablevision Company (the Company's predecessor) and to certain affiliates of the Company. The Supplemental Plan is designed to provide these employees, in combination with certain qualified benefit plans maintained by the Company and certain qualified retirement plans formerly maintained by CSSC, with the same retirement benefit formulae they would have enjoyed had they remained employees of CSSC and continued to participate in the former CSSC qualified plans. The Supplemental Plan provides that the Company may set aside assets for the purpose of paying benefits under the Supplemental Plan, but that any such assets remain subject to the claims of creditors of the Company.

The defined benefit feature of the Supplemental Plan provides that, upon attaining normal retirement age (the later of age 65 or the completion of five years of service), a participant will receive an annual benefit equal to the lesser of 75% of his or her average compensation (not including bonuses and overtime) for his or her three most highly compensated years and the maximum benefit permitted by the Code (the maximum in 1998 is $130,000 for employees who retire at age 65), reduced by the amount of any benefits paid to such individual pursuant to the qualified defined benefit plan formerly maintained by CSSC. This benefit will be reduced proportionately if the participant retires or otherwise terminates employment before reaching normal retirement age.

The following sets forth the estimated annual benefits payable upon normal retirement under the defined benefit portion of the Supplemental Plan (reduced by any retirement benefits paid in connection with the termination of the CSSC Defined Benefit Pension Plan) to the following persons: Mr. Charles Dolan, $162,986; Mr. James Dolan, $0; Mr. Bell, $101,179; Mr. Lustgarten, $108,326 and
Mr. Lemle, $112,891.

EMPLOYMENT CONTRACTS AND SEVERANCE
AND CHANGE-IN-CONTROL ARRANGEMENTS

Charles Dolan has an employment agreement with the Company expiring in January 2000 with automatic renewals for successive one-year terms unless terminated by either party at least three months prior to the end of the then existing term. The agreement provides for annual compensation of not less than $400,000 per year to Mr. Dolan. The agreement also provides for payment to Mr. Dolan's estate in the event of his death during the term of such agreement, of an amount equal to the greater of one year's base salary or one-half of the compensation that would have been payable to Mr. Dolan during the remaining term of such agreement.

Under the applicable award agreements, the vesting of the bonus award shares, stock options and SARs granted to employees, including Messrs. James Dolan, Bell, Lustgarten and Lemle, under the Company's Employee Stock Plan and its predecessor plans, may be accelerated, in certain circumstances, upon a 'change of control' of the Company. A 'change of control' is defined as the acquisition by any person or group, other than Charles Dolan or members of his immediate family (or trusts for the benefit of Charles Dolan or his immediate family) or any employee benefit plan sponsored or maintained by the Company, of (1) the power to direct the management of substantially all of the cable television systems then owned by the Company in the New York City metropolitan area, or (2) after any fiscal year of the Company in which the Company's cable television systems in the New York City metropolitan area contributed in the aggregate less than a majority of the net revenues of the Company and its consolidated subsidiaries, the power to direct the management of the Company or substantially all of its assets. Upon such a change in control, the bonus award shares, stock options and SARs may be converted into either a right to receive an amount of cash based upon the highest price per share of Common Stock paid in the transaction resulting in the change of control, or into a corresponding award with equivalent profit potential in the surviving entity, at the election of the Compensation Committee.

The Company adopted as of May 1, 1994, a severance pay plan pursuant to which an employee whose employment is involuntarily terminated (other than for cause) or who resigns with the approval of the Company, may receive a benefit in an amount determined by the Company.

In March 1998, the Company entered into employment agreements with each of Messrs. Bell, Lustgarten and Lemle, which agreements replaced previous employment agreements. The agreements are each for a three year term ending December 31, 2000 and may each be extended for additional one-year periods, unless the Company or the executive notifies the other of its election not to extend by the preceding October 31. In January 1999, the Company entered into an employment agreement with James Dolan. This agreement is for a three year term expiring December 31, 2001 and may be extended for additional one year periods unless the Company or Mr. Dolan notifies the other of an election not to extend by the preceding October 31. Under their respective agreements, these executives are to receive annual salaries of not less than $950,000 in the case of Mr. James Dolan, $700,000 in the case of Mr. Bell, $750,000 in the case of Mr. Lustgarten, and $525,000 in the case of Mr. Lemle. Each agreement also provides that in the event that the executive leaves the Company involuntarily (other than for cause), following a change of control (as defined above), or because such executive's compensation, title or responsibilities are reduced without his consent, such executive shall be entitled to receive (1) a severance payment of not less than the salary due for the remainder of the employment agreement or one year's annual salary (or three times the sum of his annual salary plus his prior year's annual bonus in the event of a change of control), whichever is greater, (2) an annual bonus of not less than 100% of annual salary for Messrs. James Dolan, Bell and Lustgarten and 65% of annual salary for Mr. Lemle, pro rated for the months worked during such year, (3) the right to receive payment of all bonus shares and deferred compensation awards, and to exercise all stock option and conjunctive right awards for the remainder of the term of the agreement, or a period of 180 days, if greater, whether or not such awards are due or exercisable at the time, (4) the right to receive payment of all outstanding long-term performance awards, at such time, if any, as such awards shall be earned (as if such employee remained in the continuous employ of the Company through the payment date), (5) three years payment of life insurance premiums and (6) the right to participate in the Company's health plan for retired executives.

In February 1996, the Compensation Committee adopted the Cablevision Systems Corporation Supplemental Life Insurance Premium Payment Plan (the 'Supplemental Life Insurance Premium Payment Plan'). Under the Supplemental Life Insurance Premium Payment Plan, at all times following a change of control (as detailed above) the Company would pay on behalf of certain executive officers of the Company, including Messrs. James Dolan, Bell, Lustgarten and Lemle, all premiums on life insurance policies purchased by the Company for such executive officers, up to the aggregate amount of additional premiums, if any, necessary to fund fully the face amount of such executive officer's policy as in effect immediately prior to the change of control.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

As disclosed above, the Compensation Committee of the Board of Directors is comprised of Messrs. Oristano, Tatta and Hochman. Mr. Tatta, the former President of CSC Holdings is currently a consultant to the Company. Mr. Oristano and Mr. Hochman are not employees of the Company. Certain relationships and transactions between the Company and those individuals or their affiliates is described under Item 13. Certain Relationships and Related Transactions.

              ITEM 12. -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

This table shows the number and percent of shares of Class A and Class B Common Stock owned of record and beneficially as of March 1, 1999 by each director and each executive officer of the Company named in the summary compensation table. The table also shows the name, address and the number and percent of shares of Class A and Class B Common Stock owned by persons beneficially owning more than five (5%) percent of either class.

                                                                                                            COMBINED VOTING
                                                                                                               POWER OF
                                                  CLASS A              CLASS B                                 CLASS A &
                                                   COMMON               COMMON         CLASS A & CLASS B        CLASS B
                                                   STOCK                STOCK             COMMON STOCK       COMMON STOCK
                                                BENEFICIALLY         BENEFICIALLY         BENEFICIALLY       BENEFICIALLY
NAME AND ADDRESS                                  OWNED(1)           OWNED(1)(2)          OWNED(1)(2)         OWNED(1)(2)
-------------------------------------------  ------------------   ------------------   ------------------   ---------------
Charles F. Dolan(3)(4)(5)
1111 Stewart Avenue
Bethpage, NY 11714.........................     945,477     *     18,603,100   43.1%   19,548,577   12.9%        34.6%
Charles F. Dolan
1997 Grantor Retained
Annuity Trust(5)...........................      --        --      4,534,024   10.5%    4,534,024    3.0%         8.4%
Capital Research and
Management Company(6)
333 South Hope Street
Los Angeles, CA 90071......................   6,006,930    5.5%       --        --      6,006,930    4.0%         1.1%
Gabelli Funds, Inc.(7)
GAMCO Investors, Inc.(7)
One Corporate Center
Rye, NY 10580..............................  10,359,171    9.5%       --        --     10,359,171    6.8%         1.9%
AT&T Corporation(8)
32 Avenue of the Americas
New York, NY 10013
Tele-Communications, Inc.(8)
Country Cable III, Inc.(8)
TCI CSC II, Inc.(8)
5619 DTC Parkway
Englewood, CO 80111........................  49,982,572   46.1%       --        --     49,982,572   33.0%         2.3%
James L. Dolan
(11)(14)(22)(23)...........................     103,666     *      3,018,964    7.0%    3,122,630    2.1%         5.6%
Marc Lustgarten(10)(11)....................     265,052     *         --        --        265,052     *         *
William J. Bell(10)(11)....................     255,526     *         --        --        255,526     *         *
Robert S. Lemle(10)(11)....................     334,606     *         --        --        334,606     *         *
Sheila A. Mahony(11).......................      32,253     *         --        --         32,253     *         *
Thomas C. Dolan
(11)(16)(21)(25)(26).......................      33,600     *      2,574,744    6.0%    2,608,344    1.7%         4.8%
Patrick F. Dolan
(11)(15)(20)(24)...........................      35,416     *      3,269,640    7.6%    3,305,056    2.2%         6.1%
John Tatta(9)..............................      80,000     *         --        --         80,000     *         *
Charles D. Ferris(10)(12)..................      37,000     *         --        --         37,000     *         *
Richard H. Hochman(12).....................      44,376     *         --        --         44,376     *         *
Victor Oristano(12)(13)....................      40,000     *         --        --         40,000     *         *
Vincent Tese(12)...........................      14,000     *         --        --         14,000     *         *
Leo J. Hindery, Jr.(8)(12).................      12,000     *         --        --         12,000     *         *
William Fitzgerald(8)......................      --        --         --        --         --        --         --

                                                                                                            COMBINED VOTING
                                                                                                               POWER OF
                                                  CLASS A              CLASS B                                 CLASS A &
                                                   COMMON               COMMON         CLASS A & CLASS B        CLASS B
                                                   STOCK                STOCK             COMMON STOCK       COMMON STOCK
                                                BENEFICIALLY         BENEFICIALLY         BENEFICIALLY       BENEFICIALLY
NAME AND ADDRESS                                  OWNED(1)           OWNED(1)(2)          OWNED(1)(2)         OWNED(1)(2)
-------------------------------------------  ------------------   ------------------   ------------------   ---------------
All executive officers
and directors as a group
(17 persons)
(3)(4)(5)(8)(9)(10)(11)
(12)(13)(14)(15)(16)(20)
(21)(22)(23)(24)(25)(26)...................   2,295,845    2.1%   32,000,472   74.2%   34,296,317   22.4%        59.6%
Paul J. Dolan(17)(22)(23)
(24)(25)(26)
100 Corporate Place
Suite 150
Chardon, OH 44024..........................      14,800     *      7,496,208   17.4%    7,511,008    5.0%        13.6%
Kathleen M. Dolan(17)(23)(27)
1111 Stewart Avenue
Bethpage, NY 11714.........................   1,597,000     *      2,866,964    6.6%    4,463,964    2.9%         5.6%
Mary S. Dolan(18)(20)
300 So. Riverside Plaza
Suite 1480
Chicago, IL 60606..........................      12,000     *      2,389,604    5.5%    2,401,604    1.6%         4.4%
Deborah A. Dolan(18)(24)(27)
1111 Stewart Avenue
Bethpage, NY 11714.........................   1,597,000     *      3,266,964    7.6%    4,863,964    3.2%         6.3%
Matthew J. Dolan(19)(21)
231 Main Street
Court House Annex
Chardon, OH 44024..........................       6,000     *      2,389,604    5.5%    2,395,604    1.6%         4.4%
Marianne E. Weber(19)(25)(26)(27)
1111 Stewart Avenue
Bethpage, NY 11714.........................   1,597,000     *      2,539,420    5.9%    4,136,420    2.7%         5.0%
John MacPherson(28)
21 Old Town Lane
Halesite, NY 10019.........................     165,600     *      7,560,296   17.5%    7,725,896    5.1%        14.0%

------------

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

 (3) Includes 780,205 shares of Class A Common Stock owned by the Dolan Family Foundation, a New York not-for-profit corporation, the sole members of which are Charles Dolan and his wife, Helen A. Dolan. Neither Mr. Dolan nor Mrs. Dolan has an economic interest in such shares, but Mr. Dolan and his wife share the ultimate power to vote and dispose of such shares. Under certain rules of the Securities and Exchange Commission, so long as Mr. Dolan and his wife retain such powers, each of Mr. Dolan and his wife is deemed to have beneficial ownership thereof. Also includes 20,000 shares of Class A Common Stock owned directly by Mrs. Dolan. The number of shares held as indicated includes 123,072 shares resulting from the assumed conversion of 83,000 shares of 8.5% Series I Convertible Exchangeable Preferred Stock ('Series I Preferred Stock') (1.4828 shares of Common Stock for each share of Series I Preferred Stock).

 (4) Does not include an aggregate 9,917,856 shares of Class B Common Stock and 152,000 shares of Class A Common Stock held by trusts for the benefit of Dolan family interests (the 'Dolan Family Trusts'). Mr. Dolan disclaims beneficial ownership of the shares owned by the Dolan Family Trusts, in that he has neither voting nor investment power with respect to such shares.

 (5) Includes 4,534,024 shares of Class B Common Stock by the Charles F. Dolan 1997 Grantor Retained Annuity Trust (the 'GRAT'). The GRAT was established on April 30, 1997 by Charles F. Dolan for estate planning purposes. The GRAT, through its trustees, has the sole power to vote and dispose of such shares. The two co-trustees of the trust are Charles F. Dolan and his wife, Mrs. Dolan. For three years, the GRAT will pay to Charles F. Dolan, and in the event of his death, to

                                              (footnotes continued on next page)

(footnotes continued from previous page)
     Mrs. Dolan, a certain percentage of the fair market value of the property initially contributed to the GRAT (the 'Annuity'). If Mr. Dolan is living at the expiration of the term of the GRAT, the remainder will pass into another trust for the benefit of Mrs. Dolan and the descendants of Charles
     F. Dolan. If Mr. Dolan is not living at the expiration of the term of the GRAT, the then principal of the GRAT will pass to his estate or to Mrs. Dolan.

 (6) The Company has been informed that as of December 31, 1998, Capital Research and Management Company, a registered investment adviser acted as investment adviser with respect to 6,006,930 shares of Class A Common Stock. The number of shares held as indicated includes 1,126,930 shares resulting from the assumed conversion of 760,000 shares of Series I Preferred Stock.

 (7) The Company has been informed that certain operating subsidiaries of Gabelli Funds, Inc. ('GFI') beneficially held, or exercise investment discretion over various institutional accounts which beneficially held as of January 21, 1999, an aggregate of 10,359,171 shares of Class A Common Stock, including approximately 17,273 shares of Class A Common Stock that may be obtained upon conversion of shares of Series I Preferred Stock held by such entities on such date. The Company has been informed that GAMCO Investors, Inc., an investment advisor registered under the Investment Advisors Act of 1940 and a wholly-owned subsidiary of GFI, held sole dispositive power over 7,555,775 of such shares and sole voting power over 7,343,275 of such shares.

 (8) The Company has been informed that AT&T beneficially owned, through TCI and its subsidiaries, an aggregate of 49,982,572 shares of Class A Common Stock. These shares include 17,918,024 shares held directly by Country Cable III, Inc. and 26,794,192 shares held directly by TCI CSC II, Inc. Each of Country Cable III, Inc. and TCI CSC II, Inc. is an indirect wholly owned subsidiary of AT&T. AT&T or its subsidiaries have sole voting and investment power with respect to all such shares. AT&T is a party to a Stockholders Agreement with the Company and holders of Class B Common Stock, which agreement, among other things, requires the Class B Stockholders to vote to elect for director, up to two persons nominated by AT&T, and requires AT&T to vote its shares of Class A Common Stock in proportion to the vote of the other, non-affiliated Class A Stockholders, on certain matters. Each of Messrs. William Fitzgerald and Leo Hindery, each a Director and Nominee for Director of the Company, is an officer and a director of TCI. Each of Messrs. Fitzgerald and Hindery disclaim any beneficial ownership interest in these shares.

 (9) Includes 46,200 shares of Class A Common Stock by the John Tatta Charitable Remainder Unitrust UAD 12/16/98 (the 'JTCRT'). The JTCRT was established on December 16, 1998 by John Tatta for Charitable purposes. Mr. Tatta, disclaims beneficial ownership of the stock beneficially owned by trusts for the benefit of his family, in that he has neither voting nor investment power with respect to such shares. Does not include 80,000 shares of Class A Common Stock held by the Tatta Family Group L.P. The Tatta Family Group L.P. is a New York limited partnership, the general partners of which are six trusts for the benefit of Tatta family interests (the co-trustees of each of which are Stephen A. Carb, Esq. and either Deborah T. DeCabia or Lisa T. Crowley, each a daughter of John Tatta who has been a director since 1985 and was the President of CSC Holdings from 1985 until 1991), and the limited partners of which are trusts for the benefit of Mr. Tatta and Tatta family interests (the trustee of each of which is Stephen A. Carb, Esq.).

(10) Includes shares owned by children of the individuals listed, which shares represent less than 1% of the outstanding Class A Common Stock.

(11) Includes shares of Class A Common Stock issuable upon the exercise of options granted pursuant to the Company's Employee Stock Plan which on March 1, 1999 were unexercised but were exercisable within a period of 60 days from that date. These amounts include the following number of shares for the following individuals: Mr. James Dolan 99,666; Mr. Bell 254,332; Mr. Lemle 289,736; Mr. Lustgarten 261,000; Ms. Mahony 31,668; Mr. Patrick Dolan 22,150 and Mr. Thomas Dolan 22,150; all executive officers and directors as a group 1,039,539.

(12) Includes shares of Class A Common Stock issuable upon the exercise of options granted pursuant to the Company's Stock Option Plan for Non-Employee Directors, which on March 1, 1998 were unexercised but were exercisable within a period of 60 days from that date. These amounts include the following number of shares for the following individuals: Mr. Ferris 36,000; Mr. Hochman 36,000; Mr. Oristano 36,000; Mr. Tese 14,000 and Mr. Hindery 12,000 .

(13) The shares listed are owned by the Oristano Foundation, a charitable trust the trustees of which are members of the Oristano family.

(14) Includes 152,000 shares of Class B Common Stock owned by trusts for minor children as to which James L. Dolan disclaims beneficial ownership. Also includes 3,018,964 shares of Class B Common Stock held by two family trusts of which James L. Dolan is a contingent beneficiary and a co-trustee, as to which James L. Dolan disclaims beneficial ownership, which shares are also described in footnotes (22) and (23).

(15) Includes 38,000 shares of Class B Common Stock owned by trust for a minor child as to which Patrick F. Dolan disclaims beneficial ownership. Also includes 3,269,640 shares of Class B Common Stock held by two family trusts of which Patrick F. Dolan is a contingent beneficiary and a co-trustee, as to which Patrick F. Dolan disclaims beneficial ownership, which shares are also described in footnotes (20) and (24).

(16) Includes 2,574,744 shares of Class B Common Stock held by three family trusts of which Thomas C. Dolan is a contingent beneficiary and a co-trustee, as to which Thomas C. Dolan disclaims beneficial ownership, which shares are also described in footnotes (21) (25) and (26).

(17) Includes 1,212,464 shares of Class B Common Stock held by the DC Kathleen Trust, the co-trustees of which are Kathleen Dolan and Paul Dolan.

(18) Includes 1,212,464 shares of Class B Common Stock held by the DC Deborah Trust, the co-trustees of which are Deborah Dolan and Mary Dolan.

                                              (footnotes continued on next page)

(footnotes continued from previous page)

(19) Includes 1,177,140 shares of Class B Common Stock held by the DC Marianne Trust, the co-trustees of which are Marianne E. Weber and Matthew Dolan.

(20) Includes 1,177,140 shares of Class B Common Stock held by the DC Patrick Trust, the co-trustees of which are Patrick Dolan and Mary Dolan.

(21) Includes 1,212,464 shares of Class B Common Stock held by the DC Thomas Trust, the co-trustees of which are Thomas Dolan and Matthew Dolan.

(22) Includes 1,212,464 shares of Class B Common Stock held by the DC James Trust, the co-trustees of which are James Dolan and Paul Dolan.

(23) Includes 1,654,500 shares of Class B Common Stock held by the Dolan Descendants Trust, the co-trustees of which are James Dolan, Kathleen Dolan and Paul Dolan.

(24) Includes 2,054,500 shares of Class B Common Stock held by the Dolan Progeny Trust, the co-trustees of which are Patrick Dolan, Deborah Dolan and Paul Dolan.

(25) Includes 1,190,500 shares of Class B Common Stock held by the Dolan Grandchildren Trust, the co-trustees of which are Thomas Dolan, Marianne E. Weber and Paul Dolan.

(26) Includes 171,780 shares of Class B Common Stock held by the Dolan Spouse Trust, the co-trustees of which are Thomas Dolan, Marianne E. Weber and Paul Dolan.

(27) Includes 1,593,000 shares of Class A Common Stock owned by the Dolan Children's Foundation, a New York not-for-profit corporation, the sole members of which are Marianne Dolan Weber, Kathleen M. Dolan and Deborah Dolan Sweeney. Each of which do not have an economic interest in such shares, but each share the ultimate power to vote and dispose of such shares.

(28) Includes an aggregate of 7,560,296 shares of Class B Common Stock and an aggregate of 152,000 shares of Class A Common Stock each held by various trusts for the benefit of family members of Charles F. Dolan's family for which Mr. John MacPherson serves as Trustee and, in such capacity, exercises sole voting power and dispositive power with respect to such shares.
                   ------------------------------------------

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

Registration Rights. The Company has granted to each of Charles Dolan, certain Dolan family interests and the Dolan Family Foundation the right to require the Company to register, at any time prior to the death of both Mr. Dolan and his wife, the shares of Class A Common Stock held by them provided that the shares requested to be registered shall have an aggregate market value of at least $3,000,000. There is no limitation on the number or frequency of the registrations that such parties can demand pursuant to the preceding sentence. After the death of both Mr. Dolan and his wife, such parties will be permitted one additional registration. In addition, the company has granted such parties 'piggyback' rights pursuant to which they may require the Company to register their holdings of Class A Common Stock on any registration statement under the Act with respect to an offering by the Company or any security holder thereof (other than a registration statement on Form S-8 and S-4 or any successor form thereto).

The Company has granted Mr. Tatta and certain Tata family interests the right to require the Company, on any date, with the consent of Charles Dolan, his widow or the representative of the estate of Mr. Dolan or his wife, to register the shares of Class A Common Stock held by them provided that the shares requested to be registered have an aggregate market value of at least $3,000,000. After the death of both Charles Dolan and his wife, such parties will be permitted to demand only one registration. Such parties have also been granted piggyback registration rights identical to those described above, provided that in certain instances they receive written consent of Mr. Dolan, his widow or the representative of the estate of Mr. Dolan or his wife.

Pursuant to the Stockholders Agreement, dated as of March 4, 1998, among the Company, AT&T and certain holders of Class B Common Stock, the Company granted to AT&T certain registra-tion rights with respect to shares of Class A Common Stock held by AT&T or certain of its affiliates. AT&T is permitted to request that the Company file a registration statement registering not less than 2,000,000 shares, on a demand basis, not more than once each year. In additon, AT&T was granted 'piggy-back' registration rights on any registration of at least $100,000,000 of shares of Class A Common Stock (based on the market value thereof on the date of filing) by the Company, subject to certain limitations.

The demand and piggyback registration rights described above are subject to certain limitations which are intended to prevent undue interference with the Company's ability to distribute securities.

           ITEM 13. -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has made investments in and advances to certain affiliates of which Mr. Dolan or Dolan family interests had or have ownership interests.

On August 23, 1996, the Company entered into an agreement with Northcoast Operating Co., Inc. ('Northcoast') and certain of its affiliates, to form a limited liability company (the 'LLC') to participate in the auctions conducted by the Federal Communications Commission ('FCC') for certain licenses to conduct a personal communications service ('PCS') business. The Company has contributed an aggregate of approximately $31 million to the LLC (either directly or through a loan to Northcoast) and holds a 49.9% interest in the LLC and certain preferential distribution rights. Northcoast is a Delaware corporation controlled by John Dolan. John Dolan is a nephew of Charles F. Dolan and cousin of James Dolan.

Richard H. Hochman, a director and a nominee for director, was, until April, 1995, a Managing Director of PaineWebber Incorporated. PaineWebber Incorporated has performed investment banking services for entities affiliated with Charles Dolan.

Charles D. Ferris, a director and a nominee for director, is a partner in the law firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. which provides legal services to the Company and certain of its subsidiaries.

Vincent Tese, a director and a nominee for director, is a director of The Bear Stearns Companies, Inc. Bear Stearns has performed investment banking services for the Company.

Each of Leo J. Hindery, Jr. and William R. Fitzgerald, each a director and a nominee for director, is an officer of AT&T. As described above, AT&T holds approximately 33% of the Company's common stock and has certain contractual rights under the Stockholders Agreement, including rights of consultation concerning certain transactions including transfers of stock by Class B stockholders and transfers of assets by the Company. AT&T also owns, or holds ownership interests in, various companies that transact business with the Company on a regular basis.

CONFLICTS OF INTEREST

Charles Dolan and certain other principal officers of the Company and various affiliates of the Company are subject to certain conflicts of interest. These conflicts include, but are not limited to, the following:

Business Opportunities. Charles Dolan may from time to time be presented with business opportunities which would be suitable for the Company and affiliates of the Company in which Mr. Dolan and his family have varying interests. Mr. Dolan has agreed that he will own and operate cable television systems only through the Company, except for cable television systems which the company elects not to acquire under its right of first refusal. Mr. Dolan will offer to the Company the opportunity to acquire or invest in any cable television system or franchise therefor or interest therein that is offered or available to him or his family interests. If a majority of the members of the Board of Directors, who are not employees of the Company or any of its affiliates (the 'Independent Directors') rejects such offer, Mr. Dolan or such family interests may acquire or invest in such cable television system or franchise therefor or interest therein individually or with others on terms no more favorable to Mr. Dolan than those offered to the Company. Mr. Dolan's interests in companies other than the Company, may conflict with his interest in the Company.

Except for the limitations on the ownership and operation of cable television systems as described above, Mr. Dolan is not subject to any contractual limitations with respect to his other business activities and may engage in programming and other businesses related to cable television. A significant portion of Mr. Dolan's time may be spent, from time to time, in the management of such affiliates. Mr. Dolan will devote as much of his time to the business of the Company as is reasonably required to fulfill the duties of his office. During 1998, substantially all of Mr. Dolan's professional time was devoted to the business of the Company.

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

The Company's by-laws provide that the Company shall make any investment in or advance, other than any investment or advance that constitutes compensation for services rendered to the Company, to Charles Dolan and affiliates of Charles Dolan (as defined therein) only if such investment or advance is approved by a Special Committee of the Board of Directors comprised of two non-employee directors and, subject to the provisions of the AT&T Stockholders Agreement, two directors nominated by AT&T.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of April, 1999.

                                          CABLEVISION SYSTEMS CORPORATION
                                          CSC HOLDINGS, INC.

                                          By:         /s/ ROBERT S. LEMLE
                                               .................................

                                          Name: Robert S. Lemle
                                          Title:  Executive Vice President,
                                              General Counsel and Secretary

                                          By:       /s/ ANDREW B. ROSENGARD
                                               .................................

                                          Name: Andrew B. Rosengard
                                          Title:  Executive Vice President,
                                              Finance and Controller