Form 10-Q
period 1999-03-31
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS INC
filed 1999-05-17
CIK 1053112, 784681

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        MARCH 31, 1999
                               ---------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from      to
                                           -----  ------

Commission File       Registrant; State of Incorporation;     IRS Employer
Number                Address and Telephone Number            Identification No.
------                ----------------------------            ------------------

1-14764               Cablevision Systems Corporation         11-3415180
                      Delaware
                      1111 Stewart Avenue
                      Bethpage, New York  11714
                      (516) 803-2300

1-9046                CSC Holdings, Inc.                      11-2776686
                      Delaware
                      1111 Stewart Avenue
                      Bethpage, New York  11714
                      (516) 803-2300

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

           Cablevision Systems Corporation      Yes  X           No
                                                    ---             ---
           CSC Holdings, Inc.                   Yes  X           No
                                                    ---             ---


Number of shares of common stock outstanding as of May 6, 1999:

      Cablevision Systems Corporation Class A Common Stock -         109,038,842
      Cablevision Systems Corporation Class B Common Stock -          43,126,836
      CSC Holdings, Inc. Common Stock -                                    1,000

                                TABLE OF CONTENTS



CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

                                                                                                           Page
                                                                                                           ----
PART I - FINANCIAL INFORMATION

         Item 1.   Financial Statements
                   Condensed Consolidated Statements of Operations -
                   Three Months ended March 31, 1999 and 1998 (unaudited)...................................3

                   Condensed Consolidated Balance Sheets -
                   March 31, 1999 (unaudited) and December 31, 1998.........................................4

                   Condensed Consolidated Statements of Cash Flows -
                   Three Months ended March 31, 1999 and 1998 (unaudited)...................................6

                   Notes to Condensed Consolidated Financial Statements (unaudited).........................7

         Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...............................................................12

PART II - OTHER INFORMATION................................................................................29


CSC HOLDINGS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

         Item 1.   Financial Statements
                   Condensed Consolidated Statements of Operations -
                   Three Months ended March 31, 1999 and 1998 (unaudited)..................................30

                   Condensed Consolidated Balance Sheets -
                   March 31, 1999 (unaudited) and December 31, 1998........................................31

                   Condensed Consolidated Statements of Cash Flows -
                   Three Months ended March 31, 1999 and 1998 (unaudited)..................................33

                   Notes to Condensed Consolidated Financial Statements (unaudited)........................34

         Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...............................................................38

PART II - OTHER INFORMATION................................................................................46

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                       1999             1998
                                                                   -----------      -----------
Revenues .....................................................     $   933,708      $   675,728
                                                                   -----------      -----------

Operating expenses:
   Technical and operating ...................................         401,881          312,404
   Cost of sales .............................................         104,797           31,316
   Selling, general and
       administrative ........................................         328,624          196,589
   Depreciation and amortization .............................         205,453          146,579
                                                                   -----------      -----------
                                                                     1,040,755          686,888
                                                                   -----------      -----------

          Operating loss .....................................        (107,047)         (11,160)
                                                                   -----------      -----------

Other income (expense):
   Interest expense ..........................................        (109,292)         (97,974)
   Interest income ...........................................           2,879            6,729
   Equity in net loss of affiliates ..........................          (3,395)         (13,865)
   Gain on sale of programming interests and cable assets, net            --            137,268
   Provision for preferential payment to related party .......            --               (980)
   Minority interests ........................................         (17,619)         (39,013)
   Miscellaneous, net ........................................          (4,173)          (8,209)
                                                                   -----------      -----------
                                                                      (131,600)         (16,044)
                                                                   -----------      -----------
Net loss .....................................................     $  (238,647)     $   (27,204)
                                                                   -----------      -----------
                                                                   -----------      -----------
Basic and diluted net loss per common share ..................     $     (1.57)     $      (.23)
                                                                   -----------      -----------
                                                                   -----------      -----------
Average number of common shares outstanding
   (in thousands) ............................................         151,625          115,768
                                                                   -----------      -----------
                                                                   -----------      -----------








                       See accompanying notes to condensed
                       consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                      March 31,      December 31,
         ASSETS                                                                         1999           1998
                                                                                        ----           ----

Cash and cash equivalents ......................................................     $  158,574     $  173,826

Accounts receivable trade (less allowance for doubtful accounts of
   $36,693 and $34,377) ........................................................        209,226        197,726

Notes and other receivables ....................................................        179,936        188,455

Inventory, prepaid expenses and other assets ...................................        192,297        206,073

Property, plant and equipment, net .............................................      2,566,879      2,506,834

Investments in affiliates ......................................................        281,905        276,231

Advances to affiliates .........................................................         41,080         36,964

Feature film inventory .........................................................        288,538        293,310

Net assets held for sale .......................................................         10,656         11,006

Franchises, net of accumulated amortization of
   $687,002 and $640,735 .......................................................        804,386        850,653

Affiliation and other agreements, net of accumulated amortization of
   $195,101 and $181,928 .......................................................        193,283        206,456

Excess costs over fair value of net assets acquired and other intangible assets, net of accumulated amortization of
   $806,636 and $775,557 .......................................................      1,989,377      2,003,128

Deferred financing, acquisition and other costs, net of
   accumulated amortization of $44,385 and $41,882 .............................        105,819        110,400
                                                                                     ----------     ----------
                                                                                     $7,021,956     $7,061,062
                                                                                     ----------     ----------
                                                                                     ----------     ----------





                            See accompanying notes to
                  condensed consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

                                                                                                      March 31,      December 31,
                                                                                                         1999             1998
                                                                                                         ----             ----
         LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Accounts payable .............................................................................     $   398,854      $   423,039
Accrued liabilities ..........................................................................         988,061          885,488
Feature film and contract obligations ........................................................         371,983          373,722
Deferred revenue .............................................................................         258,935          334,213
Bank debt ....................................................................................       2,235,927        2,051,549
Senior notes and debentures ..................................................................       2,194,537        2,194,443
Subordinated notes and debentures ............................................................       1,048,409        1,048,375
Capital lease obligations and other debt .....................................................          64,974           63,241
                                                                                                   -----------      -----------
    Total liabilities ........................................................................       7,561,680        7,374,070
                                                                                                   -----------      -----------
Minority interests ...........................................................................         693,806          719,007
                                                                                                   -----------      -----------
Preferred stock of CSC Holdings, Inc. ........................................................       1,615,178        1,579,670
                                                                                                   -----------      -----------
Commitments and contingencies

Stockholders' deficiency:
    Preferred Stock, $.01 par value, 10,000,000 shares
        authorized, none issued ..............................................................            --               --
    Class A Common Stock, $.01 par value, 200,000,000 shares
        authorized, 108,581,934 and 108,267,606 shares issued ................................           1,086            1,083
    Class B Common Stock, $.01 par value, 80,000,000 shares
        authorized, 43,126,836 and 43,226,836 shares issued ..................................             431              432
    Paid-in capital ..........................................................................         388,575          386,495
    Accumulated deficit ......................................................................      (3,238,342)      (2,999,695)
                                                                                                   -----------      -----------
                                                                                                    (2,848,250)      (2,611,685)
    Treasury stock, at cost (6,470 shares) ...................................................            (458)            --
                                                                                                   -----------      -----------
    Total stockholders' deficiency ...........................................................      (2,848,708)      (2,611,685)
                                                                                                   -----------      -----------
                                                                                                   $ 7,021,956      $ 7,061,062
                                                                                                   -----------      -----------
                                                                                                   -----------      -----------


                            See accompanying notes to
                  condensed consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Three Months Ended March 31, 1999 and 1998
                             (Dollars in thousands)
                                   (Unaudited)




                                                                           1999             1998
                                                                           ----             ----
Cash flows from operating activities:
  Net loss .......................................................     $  (238,647)     $   (27,204)
                                                                       -----------      -----------
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
        Depreciation and amortization ............................         205,453          146,579
        Equity in net loss of affiliates .........................           3,395           13,865
        Minority interests .......................................          10,284           31,677
        Gain on sale of programming interests and cable assets ...            --           (137,268)
        Gain on sale of marketable securities ....................         (10,861)            --
        Write off of investment in affiliate .....................          15,006             --
        Amortization of deferred financing .......................           2,072            1,920
        Amortization of debenture discount .......................             128              100
        Loss on sale of equipment ................................           1,159              288
        Changes in assets and liabilities, net of effects
           of acquisitions and dispositions ......................          17,438           29,135
                                                                       -----------      -----------
     Net cash provided by operating activities ...................           5,427           59,092
                                                                       -----------      -----------

Cash flows from investing activities:
  Net proceeds from sale of programming interests and cable assets            --            424,370
  Payments for acquisitions, net of cash acquired ................         (24,787)         (72,779)
  Proceeds from sale of marketable securities ....................          10,861             --
  Capital expenditures ...........................................        (157,613)        (150,453)
  Proceeds from sale of plant and equipment ......................             155              298
  Additions to intangible assets .................................          (6,169)         (11,687)
  Increase in investments in affiliates, net .....................         (24,075)         (11,736)
                                                                       -----------      -----------
     Net cash provided by (used in) investing activities .........        (201,628)         178,013
                                                                       -----------      -----------

Cash flows from financing activities:
  Proceeds from bank debt ........................................         515,877          894,988
  Repayment of bank debt .........................................        (331,499)      (1,073,164)
  Repayment of senior debt .......................................            --           (112,500)
  Issuance of senior notes and debentures ........................            --            296,571
  Issuance of common stock .......................................           2,082            2,614
  Purchase of treasury stock .....................................            (458)            --
  Decrease in obligation to related party ........................            --           (197,183)
  Payments of capital lease obligations and other debt ...........          (3,186)          (2,168)
  Additions to deferred financing and other costs ................          (1,867)             (23)
  Redemption of preferred stock of CSC Holdings, Inc. ............            --             (9,409)
                                                                       -----------      -----------
     Net cash provided by (used in) financing activities .........         180,949         (200,274)
                                                                       -----------      -----------


Net increase (decrease) in cash and cash equivalents .............         (15,252)          36,831
Cash and cash equivalents at beginning of year ...................         173,826          410,141
                                                                       -----------      -----------
Cash and cash equivalents at end of period .......................     $   158,574      $   446,972
                                                                       -----------      -----------
                                                                       -----------      -----------


                            See accompanying notes to
                  condensed consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)


Note 1.      THE COMPANY AND NATURE OF OPERATIONS

CSC Parent Corporation ("CSC Parent") was formed on November 21, 1997 as a wholly-owned subsidiary of Cablevision Systems Corporation ("Cablevision"). CSC Parent did not conduct any business activities prior to March 4, 1998, other than those incident to its formation and the execution of certain documents in connection with contributions to CSC Parent of certain partnership interests and assets of TCI Communications, Inc. (the "TCI Transaction").

In connection with the TCI Transaction, a wholly-owned subsidiary of CSC Parent was merged with and into Cablevision and Cablevision became a wholly-owned subsidiary of CSC Parent (the "Merger"). In the Merger, each outstanding share of Cablevision Class A Common Stock and Cablevision Class B Common Stock was converted into one share of CSC Parent Class A Common Stock and CSC Parent Class B Common Stock, respectively. Subsequent to the Merger, Cablevision changed its name to CSC Holdings, Inc. ("CSC Holdings") and CSC Parent changed its name to Cablevision Systems Corporation. The Merger was accounted for in a manner similar to a pooling of interests, whereby the assets and liabilities of CSC Holdings have been recorded at historical book value.

All share and per share information has been adjusted for the two-for-one stock splits effected on March 30, 1998 and August 21, 1998.

Note 2.      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Cablevision Systems Corporation and its majority owned subsidiaries (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Note 3.      RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The financial statements as of and for the three month periods ended March 31, 1999 and 1998 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's and CSC Holdings' Annual Report on Form 10-K for the year ended December 31, 1998.

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 1999.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)


Note 4.      RECLASSIFICATIONS

Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

Note 5.      LOSS PER COMMON SHARE

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Potential dilutive common shares were not included in the computation as their effect would be antidilutive. Loss per share amounts have been adjusted to reflect the two-for-one stock splits of the Company's common stock effective March 30, 1998 and August 21, 1998.

Note 6.      CASH FLOWS

For purposes of the condensed consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The Company paid cash interest expense of approximately $84,893 and $75,537 for the three months ended March 31, 1999 and 1998, respectively. The Company's noncash financing activities for the three months ended March 31, 1999 and 1998 included capital lease obligations of $4,919 incurred when the Company entered into leases for new equipment in 1999, the issuance of common stock valued at $497,987 in connection with the TCI Transaction in 1998, the issuance of common stock valued at $4,848 to redeem certain limited partnership interests in a subsidiary of the Company in 1998, and the receipt of warrants from At Home Corporation valued at $74,788 in 1998.

Note 7.      ACQUISITION

In February 1999, the Company acquired interests in the real property and assets specifically related to certain movie theaters for an aggregate purchase price of approximately $24,800. The acquisitions were accounted for as a purchase with the operations of the acquired theaters being consolidated with those of the Company as of the acquisition date. The purchase price will be allocated to the specific assets acquired when an independent appraisal is obtained.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)


Note 8.      SEGMENT INFORMATION

The Company's reportable segments are strategic business units that are managed separately. The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income (loss) before depreciation and amortization and excluding incentive stock plan expense and the costs of year 2000 remediation).

                                                Three Months Ended March 31,
                                                ----------------------------
                                                      1999           1998
                                                      ----           ----
REVENUES

Telecommunication Services ...................   $ 525,490      $ 398,855
Rainbow Media ................................     298,595        261,476
Retail Electronics ...........................     123,017         34,304
All Other ....................................      18,307            (12)
Intersegment Eliminations ....................     (31,701)       (18,895)
                                                 ---------      ---------

         Total ...............................   $ 933,708      $ 675,728
                                                 ---------      ---------
                                                 ---------      ---------



                                                Three Months Ended March 31,
                                                ----------------------------
                                                      1999           1998
                                                      ----           ----
ADJUSTED OPERATING CASH FLOW

Telecommunication Services ...................   $ 218,358      $ 151,327
Rainbow Media ................................      28,250         32,730
Retail Electronics ...........................     (11,305)        (6,810)
All Other ....................................      (7,986)          (512)
                                                 ---------      ---------

         Total ...............................   $ 227,317      $ 176,735
                                                 ---------      ---------
                                                 ---------      ---------

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)


A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:

                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                                1999           1998
                                                                ----           ----
REVENUE
Total revenue for reportable segments ...................     $ 947,102      $ 694,635
Other revenue and intersegment eliminations .............       (13,394)       (18,907)
                                                              ---------      ---------
      Total consolidated revenue ........................     $ 933,708      $ 675,728
                                                              ---------      ---------
                                                              ---------      ---------
ADJUSTED OPERATING CASH FLOW TO NET LOSS
Total adjusted operating cash flow for reportable
      segments ..........................................     $ 235,303      $ 177,247
Other adjusted operating cash flow deficit ..............        (7,986)          (512)
Items excluded from adjusted operating cash flow
      Depreciation and amortization .....................      (205,453)      (146,579)
      Incentive stock plan expense ......................      (121,339)       (41,316)
      Year 2000 remediation .............................        (7,572)          --
      Interest expense ..................................      (109,292)       (97,974)
      Interest income ...................................         2,879          6,729
      Equity in net loss of affiliates ..................        (3,395)       (13,865)
      Gain on sale of programming interests and cable
           assets, net ..................................          --          137,268
      Provision for preferential payment to related party          --             (980)
      Minority interests ................................       (17,619)       (39,013)
      Miscellaneous, net ................................        (4,173)        (8,209)
                                                              ---------      ---------
                Net loss ................................     $(238,647)     $ (27,204)
                                                              ---------      ---------
                                                              ---------      ---------


Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States.

The Company does not have a single external customer which represents 10 percent or more of its consolidated revenues.

Note 9.      RECENT DEVELOPMENTS

In April 1999, ITT Corporation ("ITT") exercised its second put for the remainder of its minority interest in Madison Square Garden and settled certain matters between the parties for a payment of $87,000.

In April 1999, a $1.5 billion shelf registration statement to sell both debt and preferred stock securities filed by the Company with the Securities and Exchange Commission was declared effective.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)


In May, 1999, the Company entered into an agreement with Cable T.V. of Tri-States, Inc., Matamoras Video Cable, Inc., Montague Cable Company, Inc. and Joseph Biondo, for the purchase of cable television systems with approximately 4,500 subscribers located in the Port Jervis New York area.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains or incorporates by reference statements that constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward looking statements as a result of various factors. Factors that may cause such differences to occur include but are not limited to:

(i)    the level of growth in the Company's revenues;
(ii) subscriber demand, competition, the cost of programming and industry conditions;
(iii) whether expenses of the Company continue to increase or increase at a rate faster than expected;
(iv) whether any unconsummated transactions are consummated on the terms and at the times set forth (if at all);
(v)    new competitors entering the Company's franchise areas;
(vi)   other risks and uncertainties inherent in the cable television business;
(vii) financial community and rating agency perceptions of the Company and its business, operations, financial condition and the industry in which it operates; and
(viii) the factors described in the Company's recently filed registration statement on Form S-3, including the section entitled "Risk Factors" contained therein.

The information contained herein concerning Year 2000 issues ("Y2K") constitutes forward looking information. The identification and remediation of Y2K issues is a technological effort that has never been undertaken before and estimates of the outcome, time and expense of this endeavor are, for that reason, particularly hard to make with any certainty. As a result, the Company's estimates may prove to be materially inaccurate. More specifically, the Company's forecasts may prove to be wrong for the following reasons, among others:

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

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

RECENT TRANSACTIONS

1999 ACQUISITIONS. In February 1999, the Company purchased certain theater assets from Loews Cineplex Entertainment Corporation ("Loews").

1998 ACQUISITIONS. In December 1998, the net assets of Clearview Cinema Group, Inc. ("Clearview") and certain assets of Loews were acquired. In March 1998, the Company acquired certain cable television systems in New York and New Jersey from Tele-Communications, Inc. (the "TCI Systems"). In February 1998, Cablevision Electronics acquired substantially all of the assets associated with 40 The Wiz consumer electronics store locations (the "Wiz Transaction"). In addition, in June 1998, CSC Holdings purchased 50% of ITT's then remaining minority interest in Madison Square Garden.

1998 DISPOSITIONS. In 1998, CSC Holdings completed the sale of substantially all of the assets of U.S. Cable Television Group, L.P. ("U.S. Cable") and the sale of several smaller cable television systems. Also in 1998, CSC Holdings transferred its cable television system in Rensselaer, New York plus approximately $16 million in cash in exchange for Time Warner's Litchfield, Connecticut system. In addition, Rainbow Media Holdings, Inc. ("Rainbow Media") completed the sale of an interest in a regional sports programming business.

The above transactions completed in 1999 and 1998 are collectively referred to as the "Net Acquisitions."

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table sets forth on an unaudited historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA

                                                            THREE MONTHS ENDED MARCH 31,
                                                 ------------------------------------------------
                                                        1999                      1998
                                                 ---------------------      ---------------------
                                                              % of Net                   % of Net    (Increase)/Decrease
                                                 Amount       Revenues      Amount       Revenues         in Net Loss
                                                 ------       --------      ------       --------         -----------
                                                                   (Dollars in thousands)

Revenues.....................................    $ 933,708        100%        $675,728        100%       $ 257,980

Operating expenses:
   Technical and operating...................      401,881         43          312,404         46          (89,477)
   Cost of sales.............................      104,797         11           31,316          5          (73,481)
   Selling, general and administrative.......      328,624         36          196,589         29         (132,035)
   Depreciation and
      amortization...........................      205,453         22          146,579         22          (58,874)
                                                   -------                  ----------                     --------
Operating loss...............................     (107,047)       (12)         (11,160)        (2)         (95,887)
Other income (expense):
   Interest expense, net.....................     (106,413)       (11)         (91,245)       (13)         (15,168)
   Equity in net loss of affiliates..........       (3,395)         -          (13,865)        (2)          10,470
   Gain on sale of programming interests
      and cable assets, net..................            -          -          137,268         20         (137,268)
   Provision for preferential
      payment to related party...............            -          -             (980)         -              980
   Minority interests........................      (17,619)        (2)         (39,013)        (6)          21,394
   Miscellaneous, net........................       (4,173)        (1)          (8,209)        (1)           4,036
                                                 ----------                  ----------                  ----------

Net loss.....................................    $(238,647)       (26)%      $ (27,204)        (4)%      $(211,443)
                                                 ----------                  ----------                  ----------
                                                 ----------                  ----------                  ----------
OTHER OPERATING DATA:

Operating profit before depreciation
   and amortization (1)......................     $ 98,406                    $135,419

Net cash provided by operating activities (2)        5,427                      59,092

Net cash provided by (used in) investing
   activities (2)............................     (201,628)                    178,013

Net cash provided by (used in) financing
   activities (2)............................      180,949                    (200,274)

---------------------------------------

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

(2)    See Item 1. - "Condensed Consolidated Statements of Cash Flows".

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 VERSUS THREE MONTHS ENDED MARCH 31, 1998.

CONSOLIDATED RESULTS

REVENUES for the three months ended March 31, 1999 increased $258.0 million (38%) as compared to revenues for the same period in the prior year. Approximately $176.2 million (26%) of the increase was attributable to the Net Acquisitions; approximately $56.1 million (8%) was from increases in other revenue sources such as Rainbow Media's programming services, advertising on the Company's cable television systems, revenue derived from the developing telephone and modem businesses and revenue recognized in connection with the At Home transaction; and approximately $17.1 million (3%) resulted from higher revenue per subscriber. The remaining increase of $8.6 million (1%) was attributable to internal growth of 68,100 in the average number of subscribers during the period.

TECHNICAL AND OPERATING EXPENSES for the three months ended March 31, 1999 increased $89.5 million (29%) compared to the same period in 1998. Approximately $39.1 million (13%) was attributable to the Net Acquisitions, with the remaining $50.4 million (16%) attributable to increased costs directly associated with the growth in subscribers and revenues discussed above, as well as to increases in programming costs for cable television services. As a percentage of revenues, technical and operating expenses decreased 3% during the 1999 period as compared to the 1998 period.

COST OF SALES for the three months ended March 31, 1999 amounted to approximately $104.8 million (85% of retail electronics sales) compared to approximately $31.3 million (91% of retail electronics sales) from the date of the Wiz Transaction through March 31, 1998. Cost of sales include the cost of merchandise sold, including freight costs incurred, as well as store occupancy and buying costs for the Company's retail electronics segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $132.0 million (67%) for the three months ended March 31, 1999 over the comparable period in 1998. Approximately $78.9 million (40%) was due to a higher level of charges related to an incentive stock plan (primarily attributable to an increase in the market price of the Company's Class A Common Stock) and approximately $32.1 million (17%) was directly attributable to the Net Acquisitions. Approximately $14.5 million (7%) of the increase resulted from additional administrative and sales and marketing costs and approximately $6.5 million (3%) was due to year 2000 remediation costs. As a percentage of revenues, selling, general and administrative expenses increased 7% in the 1999 period compared to the 1998 period. Excluding the effects of the incentive stock plan and the year 2000 remediation costs, as a percentage of revenues such costs decreased 2%.

OPERATING PROFIT BEFORE DEPRECIATION AND AMORTIZATION decreased $37.0 million (27%) to $98.4 million for the three months ended March 31, 1999 from $135.4 million for the comparable period in 1998. The decrease resulted from the $78.9 million (58%) increase in charges related to an incentive stock plan, partially offset by an increase of approximately $31.4 million (23%) attributable to the Net Acquisitions and an increase of $10.5 million (8%) resulting from the combined effect of the

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

revenue and expense changes discussed above. On a pro forma basis, giving effect to the Net Acquisitions as if they had occurred on January 1, 1998 and excluding the incentive stock plan charges referred to above and the costs of Year 2000 remediation, operating profit before depreciation and amortization would have increased 12.4% in 1999. Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income (loss) and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

DEPRECIATION AND AMORTIZATION EXPENSE increased $58.9 million (40%) for the three months ended March 31, 1999 as compared to the same period in 1998. Approximately $42.9 million (29%) of the increase was directly attributable to the Net Acquisitions. The remaining $16.0 million (11%) increase resulted primarily from depreciation on new plant assets.

NET INTEREST EXPENSE increased $15.2 million (17%) for the three months ended March 31, 1999 compared to the same period in 1998. The net increase is primarily attributable to debt incurred to fund acquisitions and capital expenditures, partly offset by lower interest rates.

EQUITY IN NET LOSS OF AFFILIATES decreased to $3.4 million for the three months ended March 31, 1999 from $13.9 million for the same 1998 period. Such amounts consisted of the Company's share of the net losses of certain programming businesses in which the Company has varying minority ownership interests.

GAIN ON SALE OF PROGRAMMING INTERESTS AND CABLE ASSETS for the three months ended March 31, 1998 consisted primarily of a gain of approximately $119.6 million resulting from the sale of certain cable television systems and a gain of approximately $17.7 million from the sale of an interest in a regional sports programming business.

PROVISION FOR PREFERENTIAL PAYMENT TO RELATED PARTY consisted of the expensing of the proportionate amount due with respect to an annual payment to Charles F. Dolan made in connection with the acquisition of Cablevision of New York City. Effective March 4, 1998, these preferential payments were terminated upon the retirement of Mr. Dolan's preferred interest.

MINORITY INTERESTS for the three months ended March 31, 1999 and 1998 include CSC Holdings' preferred stock dividend requirements, Fox Liberty's 40% share of the net income (loss) of Regional Programming Partners, ITT's share of the net income (loss) of Madison Square Garden and NBC's 25% share of the net loss of Rainbow Media.

NET MISCELLANEOUS EXPENSE decreased to $4.2 million for the three months ended March 31, 1999 compared to $8.2 million for the same period in the prior year. In 1999, miscellaneous expense includes a charge of approximately $15.0 million resulting from the write off of an investment held by Rainbow Media, a gain of $10.9 million resulting from the sale of certain marketable securities, and various other expense items aggregating $.1 million. In 1998, miscellaneous expense included

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

$4.5 million relating to federal alternative minimum taxes and state income taxes, and various other items amounting to $3.7 million.

BUSINESS SEGMENTS RESULTS

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

TELECOMMUNICATION SERVICES

The table below sets forth, for the periods presented, certain unaudited historical financial information and the percentage that those items bear to revenues for the Company's telecommunication services segment.

                                                                      Three Months Ended March 31,
                                                           ----------------------------------------------------
                                                                   1999                          1998
                                                           ----------------------        ----------------------
                                                                            % of                         % of
                                                           Amount         Revenues       Amount        Revenues
                                                           ------         --------       ------        --------
                                                                         (dollars in thousands)

Revenues                                                     $525,490       100%           $398,855       100%
Technical and operating expenses                              215,943        41             163,569        41
Selling, general and administrative expenses                  150,307        28             104,110        26
Depreciation and amortization                                 150,758        29             107,758        27
                                                             --------                     ---------
        Operating profit                                    $   8,482         2%          $  23,418         6%
                                                            ---------                     ---------
                                                            ---------                     ---------


REVENUES for the three months ended March 31, 1999 increased $126.6 million (32%) as compared to revenues for the same period in the prior year. Approximately $76.9 million (19%) of the increase was attributable to the Net Acquisitions; approximately $17.1 million (4%) resulted from higher revenue per subscriber and approximately $8.6 million (2%) was attributable to internal growth of 68,100 in the average number of subscribers during the period. Approximately $13.2 million (4%) was attributable to revenues from the Company's developing telephone and modem businesses and revenue recognized in connection with the At Home transaction. The remaining increase of approximately $10.8 million (3%) resulted from other revenue sources, including advertising and pay per view services.

TECHNICAL AND OPERATING EXPENSES for the three months ended March 31, 1999 increased $52.4 million (32%) over the same period in 1998. Approximately $32.1 million (20%) was attributable to the Net Acquisitions, with the remaining $20.3 million (12%) attributable to increased costs directly associated with the growth in subscribers and revenues discussed above, as well as to

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

increases in programming costs for cable television services. As a percentage of revenues, operating expenses remained relatively constant during the 1999 period as compared to the 1998 period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $46.2 million (44%) for the three months ended March 31, 1999 as compared to the same period in 1998. An increase of approximately $8.6 million (8%) was directly attributable to the Net Acquisitions and $37.9 million (36%) was due to higher charges related to an incentive stock plan, partially offset by other net decreases aggregating $.3 million. As a percentage of revenues, selling, general and administrative expenses increased 2% in the 1999 period compared to the 1998 period. Excluding the effects of the incentive stock plan and the year 2000 remediation costs, such costs decreased 4% as a percentage of revenues.

DEPRECIATION AND AMORTIZATION EXPENSE increased $43.0 million (40%) for the three months ended March 31, 1999 over the comparable 1998 period. Approximately $37.6 million (35%) of the increase was directly attributable to the Net Acquisitions. The remaining $5.4 million (5%) increase resulted primarily from depreciation on new plant assets.

RAINBOW MEDIA

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for Rainbow Media.

                                                                      Three Months Ended March 31,
                                                           ----------------------------------------------------
                                                                   1999                          1998
                                                           ----------------------        ----------------------
                                                                            % of                         % of
                                                           Amount         Revenues       Amount        Revenues
                                                           ------         --------       ------        --------
                                                                         (dollars in thousands)
Revenues                                                   $298,595           100%         $261,476          100%
Technical and operating expenses                            202,461            68           166,290           64
Selling, general and administrative expenses                133,183            45            83,621           32
Depreciation and amortization                                39,516            13            35,666           13
                                                          ---------                        --------
        Operating loss                                    $ (76,565)          (26)%        $(24,101)          (9)%
                                                          ---------                        --------
                                                          ---------                        --------


REVENUES for the three months ended March 31, 1999 increased $37.1 million (14%) as compared to revenues for the same period in the prior year. Approximately $21.3 million (8%) of the increase was attributable to internal growth in programming network subscribers, accompanied by new channel launches. Approximately $13.4 million (5%) of the net increase relates to Madison Square Garden and is attributable to a greater number of events, including special events during the 1999 period, partially offset by a decrease in revenues as a result of fewer performances at Radio City Music Hall due to its closing for restoration and a decrease in the number of basketball games due to the shortened NBA season. The remaining $2.4 million (1%) was attributable to an increase in cable television advertising sales.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

TECHNICAL AND OPERATING EXPENSES for the three months ended March 31, 1999 increased $36.2 million (22%) over the comparable 1998 period. Approximately $21.0 million (13%) of the increase was associated with increased programming for new launches, the development of new programming for existing networks and an increase in network programming costs. The remaining $15.2 million (9%) net increase was attributable to increased costs directly associated with the net increase in revenues discussed above. As a percentage of revenues, operating expenses increased 4% during the 1999 period as compared to the 1998 period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $49.6 million (59%) for the three months ended March 31, 1999 as compared to the same period in 1998. Approximately $41.1 million (49%) of the increase was directly attributable to charges for an incentive stock plan. Approximately $5.5 million (6%) was attributable to increases in sales and marketing initiatives primarily related to the promotion of new channel launches, advertising related expenses and other general cost increases and approximately $3.0 million (4%) was attributable to year 2000 remediation costs. As a percentage of revenues, selling, general and administrative expenses increased 13% during the 1999 period as compared to the 1998 period. Excluding the effects of the incentive stock plan and the year 2000 remediation costs, as a percentage of revenues such costs decreased 1%.

DEPRECIATION AND AMORTIZATION EXPENSE increased $3.9 million (11%) for the three months ended March 31, 1999 over the comparable period in 1998 primarily due to depreciation on additional fixed assets.

RETAIL ELECTRONICS

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's retail electronics segment, Cablevision Electronics. The information presented is for the three months ended March 31, 1999 and for the period from the date of the Wiz Transaction, February 9, 1998 through March 31, 1998.

                                                                 Three Months Ended                Period Ended
                                                                  March 31, 1999                 March 31, 1998
                                                              -----------------------         ----------------------
                                                                               % of                           % of
                                                              Amount         Revenues         Amount        Revenues
                                                              ------         --------         ------        --------
                                                                             (dollars in thousands)
Revenues                                                     $123,017             100%         $34,304          100%
Cost of sales                                                 104,797              85           31,316           91
Selling, general and administrative expenses                   30,766              25            9,798           29
Depreciation and amortization                                   1,452               1              778            2
                                                             ---------                         --------

     Operating loss                                          $(13,998)            (11)%        $(7,588)         (22)%
                                                             ---------                         --------
                                                             ---------                         --------


REVENUES for the three months ended March 31, 1999 amounted to approximately $123.0 million compared to

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


revenues for the period ended March 31, 1998 of approximately $34.3 million. The revenues for the 1998 period include operations of Cablevision Electronics from the date of the Wiz Transaction, February 9, 1998, through March 31, 1998.

COST OF SALES for the three months ended March 31, 1999 amounted to approximately $104.8 million (85% of revenues). For the period ended March 31, 1998, costs of sales amounted to $31.3 million (91% of revenues). Such costs include the cost of merchandise sold, including freight costs incurred, as well as store occupancy and buying costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES amounted to approximately $30.8 million (25% of revenues) for the three months ended March 31, 1999 and $9.8 million (29% of revenues) from the date of the Wiz Transaction through March 31, 1998. Selling, general and administrative expenses consist of retail store expenses (excluding store occupancy costs), the salaries and commissions of sales personnel, the costs of advertising, operating the distribution center and corporate support functions other than buying.

DEPRECIATION AND AMORTIZATION EXPENSE amounted to approximately $1.5 million (1% of revenues) for the three months ended March 31, 1999 and $.8 million (2% of revenues) from the date of the Wiz Transaction through March 31, 1998. Depreciation and amortization expense includes the depreciation of all property and equipment and the amortization of intangible assets which resulted from the Wiz Transaction.

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

The Restricted Group includes all of CSC Holdings' cable operations in and around the greater New York City Metropolitan area, in and around the greater Cleveland, Ohio Metropolitan area and in and around the Boston, Massachusetts Metropolitan area and the commercial telephone operations of the Company's subsidiary, Cablevision Lightpath, Inc. on Long Island, New York. As of April 4, 1999, the cable television subscribers of the TCI Systems (847,432 at March 31, 1999) became part of the Restricted Group upon the transfer of the TCI Systems from Cablevision Systems Corporation to CSC Holdings, Inc.

The Unrestricted Group principally includes Rainbow Media, including Madison Square Garden, other companies engaged in certain development activities ("New Media"), Cablevision Electronics which acquired substantially all of the assets associated with 40 The Wiz consumer

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

electronics store locations on February 9, 1998 and Cablevision Cinemas, LLC which owns the Company's motion picture theater assets.

The following table presents selected historical results of operations and other financial information related to the captioned groups or entities as of and for the three months ended March 31, 1999.

                                                        Operating
                                                      Profit (Loss)
                                                          Before
                                                       Depreciation
                                                           and         Interest      Capital
                                          Revenues     Amortization     Expense    Expenditures
                                          --------     ------------     -------    ------------
                                                         (dollars in thousands)
    .................................
Restricted Group ....................     $ 392,740      $ 111,815      $  85,639     $ 110,897
TCI Systems* ........................       117,079         47,886          8,192        15,333
New Media ...........................        15,671         (3,445)            25        15,164
Rainbow Media (including MSG and AMC)       298,595        (37,049)        11,610         7,571
Retail Electronics ..................       123,017        (12,546)         1,848         4,207
Other ...............................       (13,394)        (8,255)         1,978         4,441
                                          ---------      ---------      ---------     ---------
    Total ...........................     $ 933,708      $  98,406      $ 109,292     $ 157,613
                                          ---------      ---------      ---------     ---------
                                          ---------      ---------      ---------     ---------

------------------
*became a member of the Restricted Group on April 4, 1999.

                                                   Restricted    Unrestricted
                                                      Group          Group          Total
                                                      -----          -----          -----
                                                           (dollars in thousands)
Debt and Redeemable Preferred Stock
-----------------------------------
Senior debt ...................................     $1,037,481     $  481,500     $1,518,981
Senior notes and debentures ...................      2,194,537           --        2,194,537
Subordinated notes and debentures .............      1,048,409           --        1,048,409
                                                    ----------     ----------     ----------
                                                     4,280,427        481,500      4,761,927
                                                    ----------     ----------     ----------

Redeemable preferred stock of CSC Holdings ....      1,291,847           --        1,291,847

Rainbow Media:
    RMHI senior debt ..........................           --          122,630        122,630
    AMC senior debt ...........................           --          203,048        203,048
    MSG senior debt ...........................           --          372,000        372,000
                                                    ----------     ----------     ----------
      Total Rainbow Media debt ................           --          697,678        697,678
                                                    ----------     ----------     ----------
Retail Electronics debt .......................           --           67,384         67,384

Other debt ....................................           --           16,858         16,858
                                                    ----------     ----------     ----------
      Total debt and redeemable preferred stock     $5,572,274     $1,263,420     $6,835,694
                                                    ----------     ----------     ----------
                                                    ----------     ----------     ----------

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

RESTRICTED GROUP

The Company believes that, for the Restricted Group, internally generated funds, together with funds available under the Restricted Group's Credit Agreement, will be sufficient through 2000 to fund its required spending. Planned acceleration of the Company's plant upgrade, combined with additional amounts in respect of the start up and operation of new businesses, such as high speed internet access and digital video services, to expand residential telephone services and to roll out the non-Long Island based commercial telephone business, as well as additional investments or acquisitions will require raising additional capital. The Company may obtain the requisite funds through asset sales, the monetization of certain investments, the issuance of trust preferred securities and/or the incurrence of additional indebtedness. The Company will seek to obtain any such additional capital in a manner that does not adversely affect its debt ratings.

In April 1999, a $1.5 billion shelf registration statement to sell both debt and preferred stock securities filed by the Company with the Securities and Exchange Commission was declared effective.

CSC Holdings and certain other subsidiaries of the Company have a $2.2 billion revolving credit facility maturing in March 2007 consisting of a $1 billion
CSC Holdings credit facility and a $1.2 billion MFR credit facility for its New Jersey cable operations.

On April 30, 1999, the Restricted Group had total usage under its existing Credit Agreement (including the MFR credit facility) of $1.5 billion and letters of credit of $35.7 million issued on behalf of CSC Holdings. Unrestricted and undrawn funds available to the Restricted Group amounted to approximately $623.8 million as of April 30, 1999. Upon the transfer of the TCI Systems to CSC Holdings, which occurred on April 4, 1999, the full amount of the MFR facility may be utilized.

                                       ----------------------------------------------------------
                                                        As of April 30, 1999
                                                           (in thousands)
                                       ------------------ ------------------- -------------------
                                               CSC
                                              Holdings          MFR                Total
                                              --------          ---                -----
Total facility                               $1,000,000       $1,200,000             $2,200,000

Outstanding debt                                628,000          912,500              1,540,500

Outstanding letters of credit                    35,659               --                 35,659
                                            -----------      -----------            -----------
     Availability                           $   336,341      $   287,500            $   623,841
                                            -----------      -----------            -----------
                                            -----------      -----------            -----------

----------------------

The Credit Agreement contains certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the Restricted Group to maintain certain financial ratios and restricting the permitted uses of borrowed

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

funds. As of April 30, 1999, CSC Holdings had entered into interest exchange
(swap) agreements with several of its banks on a notional amount of $225 million, on which CSC Holdings pays a fixed rate of interest and receives a variable rate of interest for specified periods, with an average maturity of 8 months. The average effective annual interest rate on all Restricted Group bank debt outstanding as of April 30, 1999 was approximately 6.1%.

TCI SYSTEMS

In May 1998, the TCI Systems entered into an $800 million credit facility which was reduced by $100 million in July 1998.

On April 4, 1999, the TCI Systems were transferred to CSC Holdings. The commitments under the TCI facility were terminated and the balance outstanding was repaid on April 5, 1999 from borrowings under the MFR credit facility.

RAINBOW MEDIA

RMHI/AMC

Rainbow Media has a $300 million non-amortizing revolving credit facility maturing on December 31, 2000 of which $20 million is restricted for specific purposes. Of the $280 million balance of the facility, a further $180 million is restricted to provide for repayment of a like amount of inter-company borrowings from Regional Programming Partners ("RPP") as described below. As of May 12, 1999, there were no outstanding borrowings, leaving a balance of $100 million available to Rainbow Media under the credit facility as of that date.

On May 12, 1999 American Movie Classics, a wholly owned subsidiary of Rainbow Media, closed on a new $425 million credit facility consisting of a $200 million reducing revolving credit facility and a $225 million amortizing term loan, both of which mature on March 31, 2006. The amount of the available commitment under the revolver will not begin to be reduced until June 2004.
On May 12, 1999, American Movie Classics distributed to its parent, Rainbow Media, approximately $97 million, which Rainbow Media used to repay outstanding borrowings under its credit facility. As of May 12 1999, American Movie Classics had outstanding borrowings of $286 million, leaving unrestricted funds available of $139 million.

Both credit facilities contain certain financial covenants that may limit the ability to utilize all of the undrawn funds available, including covenants requiring that certain financial ratios be maintained.

The Company believes that for Rainbow Media and its wholly-owned subsidiaries, which includes American Movie Classics, internally generated funds, together with funds available under their credit agreements will be sufficient through 2000 to meet its projected funding requirements. Repayment of Rainbow Media's credit facility at maturity may be met by refinancing the credit facility or funds provided by other sources, including without limitation, the Company. There can be no

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

assurance that Rainbow Media will be able to obtain refinancing or funds from other sources on acceptable terms or at all.

RPP

In June 1998, Regional Programming Partners ("RPP"), a partnership which is 60% owned by Rainbow Media and 40% owned by Fox/Liberty Networks, LLC, made an inter-company loan to Rainbow Media of $180 million, which Rainbow Media used to repay bank debt. RPP funded this loan from cash on hand. The inter-company loan is a four year demand note maturing March 31, 2002, which requires quarterly interest payments at LIBOR plus 7/8% per annum, is subordinated to Rainbow Media's bank debt and requires that Rainbow Media maintain sufficient availability under its revolving credit to permit the repayment in full to RPP if RPP requires the funds for its own operating needs.

MSG

MSG has a $500 million revolving credit facility maturing on December 31, 2004 (the "MSG Credit Facility"). As of April 30, 1999, outstanding debt under the MSG Credit Facility was $412 million. In addition, MSG had outstanding letters of credit of $3.3 million resulting in unrestricted and undrawn funds available amounting to $84.7 million. The MSG Credit Facility contains certain financial covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring MSG to maintain certain financial ratios. The Company believes that for MSG, internally generated funds, together with funds available under its existing credit agreement will be sufficient to meet its projected funding requirements through 2000.

Garden Programming, LLC, an unrestricted subsidiary of MSG, has a $20 million term loan maturing on July 11, 2002. Garden Programming, LLC has in turn made a $40 million loan to an unrelated entity, maturing on November 1, 2011.

RETAIL ELECTRONICS

Cablevision Electronics has a stand alone credit facility, which as of April 30, 1999, was $110 million. Under the terms of the credit facility, the total amount of borrowings available to Cablevision Electronics is subject to an availability calculation based on a percentage of eligible inventory. On April 30, 1999, usage under the credit facility was $62.4 million with $4.6 million available thereunder, based on the level of inventory as of that date. CSC Holdings' investment in Cablevision Electronics was approximately $88 million at March 31, 1999. Cablevision Electronics has received other financial support of approximately $45.6 million, through April 30, 1999, in the form of letters of credit, guarantees and intercompany loans primarily in respect of Cablevision Electronics' inventory purchases.

The Company believes that Cablevision Electronics will require additional financial support from CSC Holdings in respect of planned increases in inventory purchases and other requirements through 2000 and that funds available under Cablevision Electronics' credit agreement, together

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

with this additional financial support, will be sufficient to meet its projected funding requirements through 2000.

CABLEVISION CINEMAS, LLC

Cablevision Cinemas, LLC currently has a $15 million revolving credit bank facility maturing on June 30, 2003. As of April 30, 1999, there were no outstanding borrowings under this bank facility.

In February 1999, Cablevision Cinemas, LLC completed the previously announced acquisition of a motion picture theater from Loews for an aggregate purchase price of approximately $21.8 million which was funded by an equity contribution from CSC Holdings. In addition, Cablevision Cinemas, LLC acquired certain other movie theaters for an additional $3 million from its available funds.

The Company believes that for Cablevision Cinemas, LLC, internally generated funds, together with funds available under the existing credit agreement will be sufficient to meet its projected funding requirements through 2000.

OPERATING ACTIVITIES

Net cash provided by operating activities amounted to $5.4 million for the three months ended March 31, 1999 compared to $59.1 million for the three months ended March 31, 1998. The 1999 cash provided by operating activities consisted primarily of depreciation and amortization of $205.5 million, other non-cash items of $32.0 million and a net increase in cash resulting from changes in assets and liabilities of $17.4 million, partially offset by a net loss of $238.6 million and a gain of $10.9 million on the sale of marketable securities.

The 1998 cash provided by operating activities of $59.1 million consisted primarily of changes in assets and liabilities of $29.1 million and approximately $30.0 million of income before depreciation, amortization and other non-cash expenses.

INVESTING ACTIVITIES

Net cash used in investing activities for the three months ended March 31, 1999 was $201.6 million compared to net cash provided by investing activities of $178.0 million for the three months ended March 31, 1998. The 1999 investing activities consisted of $157.6 million of capital expenditures, $24.8 million of payments for acquisitions, and other items of $30.1 million, partially offset by proceeds from the sale of marketable securities of $10.9 million.

Net cash provided by investing activities for the three months ended March 31, 1998 of $178.0 million consisted of net proceeds of $424.4 million from the sale of programming interests and cable assets, partially offset by $150.5 million of capital expenditures, $72.8 million of payments for acquisitions and other items of $23.1 million.

FINANCING ACTIVITIES

Net cash provided by financing activities amounted to $180.9 million for the three months ended March 31, 1999 compared to net cash used in financing activities of $200.3 million for the three months ended March 31, 1998. In 1999, the Company's financing activities consisted primarily

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

of additional bank borrowings of $184.4 million, partially offset by other items aggregating $3.5 million.

Net cash used in financing activities of $200.3 million for the three months ended March 31, 1998 consisted primarily of the repayment of an obligation to a related party of $197.2 million.

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

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


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

PHASE FOUR - PORTFOLIO TRANSFORMATION/REMEDIATION - During this phase, the Company is executing the remediation strategies for non-compliant systems as identified during Phase Three. The Company's efforts toward the remediation of its most critical non-compliant systems are on target to be substantially complete by September 30, 1999.

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

COSTS OF COMPLIANCE - Because the Company is still in the process of analyzing remediation methods for non-compliant systems, and has not completed testing of compliant or non-compliant systems, it is not possible to predict with certainty the costs that will be incurred in connection with the Y2K program. Further, in many cases, the Company planned to replace or upgrade certain non-compliant systems irrespective of Y2K compliance issues. In such cases the portion of such expenditure attributable to Y2K issues is often not reasonably determinable. Based on its review to date, the Company believes that the costs associated with its Y2K program, including costs of replacing or upgrading non-compliant systems that were not already

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

scheduled to be replaced or upgraded, accelerating programs that were already contemplated specifically for the purpose of addressing Y2K issues, and including both internal and external resources, may range between $40 to $60 million for its existing businesses. This estimate includes amounts for the Company's telecommunications systems, including cable, modem and telephone, for Rainbow Media's programming operations, for Madison Square Garden including the arena, its professional sports teams, its cable television networks, and for Radio City Entertainment, for the Wiz and for corporate and company-wide needs. For the three months ended March 31, 1999, the Company recorded approximately $7.6 million of expenses relating to Y2K remediation. There can be no assurance that actual expenditures will not deviate from these estimates and that the amount of such deviation will not be material. Such expenditures are expected to be funded from cash flow from operations and borrowings.

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

The Company is dependent upon third-party products and services, such as utility services and programming uplinks, for the operation of its businesses. While, as part of the Inventory and Assessment phase of its Y2K program, the Company has contacted third party product and service providers to ascertain whether Y2K compliance issues may exist, it has in many cases not received assurances from such suppliers. Moreover, in most cases, the Company does not have the ability to verify any assurances it does receive from third party suppliers. If critical IT or non-IT systems used by such third party suppliers fail as a result of a Y2K compliance issue, and as a result of such failure the ability of such supplier to continue to provide such product or service to the Company is interrupted, the Company's ability to continue to provide services to its customers may be interrupted. Such an interruption could have a material adverse effect on the Company. The Company is in the process of developing contingency plans to address those risks, with major risk areas identified and initial plans scheduled to be completed by June 30, 1999. There can be no assurance that any such plan would resolve such problems in a satisfactory manner. In addition to the risks associated with failure of IT Systems due to Y2K problems, the failure of non-IT systems would pose significant risks to the Company. For example, the Company and its subsidiaries operate facilities for both employees and the public. Failure of the non-IT systems at such facilities could result in health and safety risks that could lead to the closure or unavailability of such facilities. This could result in lost revenues to the Company and the risk of actions against the Company if the businesses of others are disrupted. Also, the failure of such non-IT systems could result in injury to individuals which could expose the Company to actions on, by, or on behalf of such individuals.

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



Item 6.        Exhibits and Reports on Form 8-K

               (a)      Exhibits.

                        The index to exhibits is on page 48.

               (b) The Company has not filed any Current Reports on Form 8-K with the Commission during the quarter for which this report is filed.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                     1999           1998
                                                                   ---------      ---------

Revenues .....................................................     $ 824,984      $ 645,382
                                                                   ---------      ---------
Operating expenses:
   Technical and operating ...................................       360,963        300,703
   Cost of sales .............................................       104,797         31,316
   Selling, general and
       administrative ........................................       308,704        189,181
   Depreciation and amortization .............................       157,781        135,049
                                                                   ---------      ---------
                                                                     932,245        656,249
                                                                   ---------      ---------
          Operating loss .....................................      (107,261)       (10,867)
                                                                   ---------      ---------
Other income (expense):
   Interest expense ..........................................      (101,100)       (94,512)
   Interest income ...........................................         2,862          6,717
   Equity in net loss of affiliates ..........................        (3,395)       (13,865)
   Gain on sale of programming interests and cable assets, net          --          137,268
   Provision for preferential payment to related party .......          --             (980)
   Minority interests ........................................        25,825             82
   Miscellaneous, net ........................................        (3,483)        (8,209)
                                                                   ---------      ---------
                                                                     (79,291)        26,501
                                                                   ---------      ---------

Net income (loss) ............................................      (186,552)        15,634

Dividend requirements applicable to preferred stock ..........       (42,843)       (39,095)
                                                                   ---------      ---------
Net loss applicable to common shareholder ....................     $(229,395)     $ (23,461)
                                                                   ---------      ---------
                                                                   ---------      ---------




                            See accompanying notes to
                  condensed consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                       March 31,     December 31,
         ASSETS                                                                          1999           1998
                                                                                         ----           ----
Cash and cash equivalents ......................................................     $  158,276     $  173,699

Accounts receivable trade (less allowance for doubtful accounts of
   $33,944 and $31,910) ........................................................        200,978        191,954

Notes and other receivables ....................................................        132,900        143,666

Inventory, prepaid expenses and other assets ...................................        189,305        202,512

Property, plant and equipment, net .............................................      2,178,110      2,110,839

Investments in affiliates ......................................................        281,905        276,231

Advances to affiliates .........................................................         52,320         37,001

Feature film inventory .........................................................        288,538        293,310

Net assets held for sale .......................................................         10,656         11,006

Franchises, net of accumulated amortization of
   $595,377 and $570,319 .......................................................        302,235        327,293

Affiliation and other agreements, net of accumulated amortization of
   $195,101 and $181,928 .......................................................        193,283        206,456

Excess costs over fair value of net assets acquired and other intangible assets, net of accumulated amortization of
   $789,764 and $762,589 .......................................................      1,844,112      1,854,605

Deferred financing, acquisition and other costs, net of
   accumulated amortization of $43,975 and $41,566 .............................        102,751        107,288
                                                                                     ----------     ----------
                                                                                     $5,935,369     $5,935,860
                                                                                     ----------     ----------
                                                                                     ----------     ----------


                            See accompanying notes to
                  condensed consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

                                                                                     March 31,      December 31,
                                                                                       1999             1998
                                                                                       ----             ----
         LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Accounts payable ............................................................     $   353,377      $   382,877
Accrued liabilities .........................................................         890,424          792,909
Feature film and contract obligations .......................................         371,983          373,722
Deferred revenue ............................................................         258,935          334,213
Bank debt ...................................................................       1,754,427        1,528,549
Senior notes and debentures .................................................       2,194,537        2,194,443
Subordinated notes and debentures ...........................................       1,048,409        1,048,375
Capital lease obligations and other debt ....................................          64,974           63,241
                                                                                  -----------      -----------
    Total liabilities .......................................................       6,937,066        6,718,329
                                                                                  -----------      -----------
Minority interests ..........................................................         760,204          785,545
                                                                                  -----------      -----------
Series H Redeemable Exchangeable Preferred Stock ............................         375,672          364,953
                                                                                  -----------      -----------
Series M Redeemable Exchangeable Preferred Stock ............................         916,175          891,386
                                                                                  -----------      -----------
Commitments and contingencies

Stockholder's deficiency:
    Series A Cumulative Convertible Preferred Stock,
        200,000 shares authorized, none issued ..............................            --               --
    Series B Cumulative Convertible Preferred Stock,
        200,000 shares authorized, none issued ..............................            --               --
    8% Series D Cumulative Preferred Stock, $.01 par value,
        112,500 shares authorized, none issued ($100 per
        share liquidation preference) .......................................            --               --
    8-1/2% Series I Cumulative Convertible Exchangeable Preferred Stock, $.01
        par value, 1,380,000 shares authorized and
        issued ($250 per share liquidation preference) ......................              14               14
    Common Stock, $1.00 par value, 1,000 shares authorized,
        1,000 shares issued .................................................               1                1
    Paid-in capital .........................................................         170,287          170,287
    Accumulated deficit .....................................................      (3,224,050)      (2,994,655)
                                                                                  -----------      -----------
    Total stockholder's deficiency ..........................................      (3,053,748)      (2,824,353)
                                                                                  -----------      -----------
                                                                                  $ 5,935,369      $ 5,935,860
                                                                                  -----------      -----------
                                                                                  -----------      -----------

                            See accompanying notes to
                  condensed consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (Dollars in thousands)
                                   (Unaudited)

                                                                           1999             1998
                                                                           ----             ----
Cash flows from operating activities:
  Net income (loss) ..............................................     $  (186,552)     $    15,634
                                                                       -----------      -----------
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
        Depreciation and amortization ............................         157,781          135,049
        Equity in net loss of affiliates .........................           3,395           13,865
        Minority interests .......................................         (25,825)             (82)
        Gain on sale of programming interests and cable assets ...            --           (137,268)
        Gain on sale of marketable securities ....................         (10,861)            --
        Write off of investment in affiliate .....................          15,006             --
        Amortization of deferred financing .......................           1,996            1,920
        Amortization of debenture discount .......................             128              100
        Loss on sale of equipment ................................             559              288
        Changes in assets and liabilities, net of effects
           of acquisitions and dispositions ......................             459           (5,087)
                                                                       -----------      -----------
     Net cash provided by (used in) operating activities .........         (43,914)          24,419
                                                                       -----------      -----------
Cash flows from investing activities:
  Net proceeds from sale of programming interests and cable assets            --            424,370
  Payment for acquisitions, net of cash acquired .................         (24,787)         (61,206)
  Proceeds from sale of marketable securities ....................          10,861             --
  Capital expenditures ...........................................        (142,280)        (149,648)
  Proceeds from sale of plant and equipment ......................             755              298
  Additions to intangible assets .................................          (5,523)         (11,686)
  Increase in investments in affiliates, net .....................         (24,075)         (11,736)
                                                                       -----------      -----------
     Net cash provided by (used in) investing activities .........        (185,049)         190,392
                                                                       -----------      -----------

Cash flows from financing activities:
  Proceeds from bank debt ........................................         488,627          894,988
  Repayment of bank debt .........................................        (262,749)      (1,048,164)
  Repayment of senior debt .......................................            --           (112,500)
  Issuance of senior notes and debentures ........................            --            296,571
  Preferred stock dividends ......................................          (7,335)          (7,336)
  Issuance of common stock .......................................            --              2,444
  Decrease in obligation to related party ........................            --           (197,183)
  Payments of capital lease obligations and other debt ...........          (3,186)          (2,168)
  Additions to deferred financing and other costs ................          (1,817)             (23)
  Redemption of preferred stock ..................................            --             (9,409)
                                                                       -----------      -----------
     Net cash provided by (used in) financing activities .........         213,540         (182,780)
                                                                       -----------      -----------

Net increase (decrease) in cash and cash equivalents .............         (15,423)          32,031
Cash and cash equivalents at beginning of year ...................         173,699          410,141
                                                                       -----------      -----------
Cash and cash equivalents at end of period .......................     $   158,276      $   442,172
                                                                       -----------      -----------
                                                                       -----------      -----------


                            See accompanying notes to
                  condensed consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)


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

Note 2.      RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The financial statements as of and for the three month periods ended March 31, 1999 and 1998 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 1999.

Note 3.      RECLASSIFICATIONS

Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

Note 4.      LOSS PER COMMON SHARE

Net loss per common share for the three months ended March 31, 1999 and 1998 is not presented since the Company is a wholly owned subsidiary of Cablevision Systems Corporation.

Note 5.      CASH FLOWS

For purposes of the condensed consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The Company paid cash interest expense of approximately $81,185 and $74,628 for the three months ended March 31, 1999 and 1998, respectively. The Company's noncash financing activities for the three months ended March 31, 1999 and 1998 included capital lease obligations of $4,919 incurred when the Company entered into leases for new equipment in 1999, preferred stock dividend requirements of $35,508 and $31,759, respectively, the issuance of common stock valued at $4,848 to redeem certain limited partnership interests in a subsidiary

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

of the Company in 1998, and the receipt of warrants from At Home Corporation valued at $74,788 in 1998.

Note 6.      ACQUISITIONS

In February 1999, the Company acquired interests in the real property and assets specifically related to certain movie theaters for an aggregate purchase price of approximately $24,800. The acquisitions were accounted for as a purchase with the operations of the acquired theaters being consolidated with those of the Company as of the acquisition date. The purchase price will be allocated to the specific assets acquired when an independent appraisal is obtained.

Note 7.      SEGMENT INFORMATION

The Company's reportable segments are strategic business units that are managed separately. The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income (loss) before depreciation and amortization and excluding incentive stock plan expense and the costs of year 2000 remediation).

                                                    Three Months Ended March 31,
                                                    ----------------------------
Revenues                                                 1999           1998
--------                                                 ----           ----
Telecommunication Services ....................     $ 408,411      $ 366,515
Rainbow Media .................................       298,595        261,476
Retail Electronics ............................       123,017         34,304
All Other .....................................        18,307            (12)
Intersegment Elimination ......................       (23,346)       (16,901)
                                                    ---------      ---------
         Total ................................     $ 824,984      $ 645,382
                                                    ---------      ---------
                                                    ---------      ---------


                                                 Three Months Ended March 31,
                                                 ----------------------------
Adjusted Operating Cash Flow                          1999           1998
----------------------------                          ----           ----

Telecommunication Services ...................     $ 167,986      $ 139,440
Rainbow Media ................................        28,250         32,730
Retail Electronics ...........................       (11,305)        (6,810)
All Other ....................................        (7,986)          (512)
                                                   ---------      ---------
         Total ...............................     $ 176,945      $ 164,848
                                                   ---------      ---------
                                                   ---------      ---------


                       CSC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)


A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:

                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                                   1999           1998
                                                                   ----           ----
REVENUE
Total revenue for reportable segments ...................     $ 830,023      $ 662,295
Other revenue and intersegment eliminations .............        (5,039)       (16,913)
                                                              ---------      ---------
      Total consolidated revenue ........................     $ 824,984      $ 645,382
                                                              ---------      ---------
                                                              ---------      ---------
ADJUSTED OPERATING CASH FLOW TO NET LOSS
Total adjusted operating cash flow for reportable
      segments ..........................................     $ 184,931      $ 165,360
Other adjusted operating cash flow deficit ..............        (7,986)          (512)
Items excluded from adjusted operating cash flow
      Depreciation and amortization .....................      (157,781)      (135,049)
      Incentive stock plan expense ......................      (118,958)       (40,666)
      Year 2000 remediation .............................        (7,467)          --
      Interest expense ..................................      (101,100)       (94,512)
      Interest income ...................................         2,862          6,717
      Equity in net loss of affiliates ..................        (3,395)       (13,865)
      Gain on sale of programming interests and cable
           assets, net ..................................          --          137,268
      Provision for preferential payment to related party          --             (980)
      Minority interests ................................        25,825             82
      Miscellaneous, net ................................        (3,483)        (8,209)
                                                              ---------      ---------
                Net loss ................................     $(186,552)     $  15,634
                                                              ---------      ---------
                                                              ---------      ---------


Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States.

The Company does not have a single external customer which represents 10 percent or more of its consolidated revenues.

Note 8.      RECENT DEVELOPMENTS

In April 1999, Cablevision Systems Corporation contributed certain cable television systems acquired from Tele-Communications, Inc. (the "TCI Systems") on March 4, 1998 to the Company. This transaction will be accounted for in a manner similar to a pooling of interests, whereby the assets and liabilities of the TCI Systems will be recorded at historical book value. The total assets and total liabilities of the TCI Systems at March 31, 1999 amounted to $1,097,812 and $634,761, respectively. For the three months ended March 31, 1999, the TCI Systems had net revenues of $117,079 and a net loss of $8,651.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

In April 1999, ITT Corporation ("ITT") exercised its second put for the remainder of its minority interest in Madison Square Garden and settled certain matters between the parties for a payment of $87,000.

In April 1999, a $1.5 billion shelf registration statement to sell both debt and preferred stock securities filed with the Company with the Securities and Exchange Commission was declared effective.

In May, 1999, the Company entered into an agreement with Cable T.V. of Tri-States, Inc., Matamoras Video Cable, Inc., Montague Cable Company, Inc. and Joseph Biondo, for the purchase of cable television systems with approximately 4,500 subscribers located in the Port Jervis New York area.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains or incorporates by reference statements that constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward looking statements as a result of various factors. Factors that may cause such differences to occur include but are not limited to:

(i)    the level of growth in the Company's revenues;
(ii) subscriber demand, competition, the cost of programming and industry conditions;
(iii) whether expenses of the Company continue to increase or increase at a rate faster than expected;
(iv) whether any unconsummated transactions are consummated on the terms and at the times set forth (if at all);
(v)    new competitors entering the Company's franchise areas;
(vi)   other risks and uncertainties inherent in the cable television business;
(vii) financial community and rating agency perceptions of the Company and its business, operations, financial condition and the industry in which it operates; and
(viii) the factors described in the Company's recently filed registration statement on Form S-3, including the section entitled "Risk Factors" contained therein.

The information contained herein concerning Year 2000 issues ("Y2K") constitutes forward looking information. The identification and remediation of Y2K issues is a technological effort that has never been undertaken before and estimates of the outcome, time and expense of this endeavor are, for that reason, particularly hard to make with any certainty. As a result, the Company's estimates may prove to be materially inaccurate. More specifically, the Company's forecasts may prove to be wrong for the following reasons, among others:

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

                       CSC HOLDINGS, INC. AND SUBSIDIARIES


RECENT TRANSACTIONS

1999 ACQUISITIONS. In February 1999, the Company purchased certain theater assets from Loews Cineplex Entertainment Corporation ("Loews").

1998 ACQUISITIONS. In December 1998, the net assets of Clearview Cinema Group, Inc. ("Clearview") and certain assets of Loews were acquired. In February 1998, Cablevision Electronics acquired substantially all of the assets associated with 40 The Wiz consumer electronics store locations (the "Wiz Transaction"). In addition, in June 1998, the Company purchased 50% of ITT's then remaining minority interest in Madison Square Garden.

1998 DISPOSITIONS. In 1998, the Company completed the sale of substantially all of the assets of U.S. Cable Television Group, L.P. ("U.S. Cable") and the sale of several smaller cable television systems. Also in 1998, the Company transferred its cable television system in Rensselaer, New York plus approximately $16 million in cash in exchange for Time Warner's Litchfield, Connecticut system. In addition, Rainbow Media Holdings, Inc. ("Rainbow Media") completed the sale of an interest in a regional sports programming business.

The above transactions completed in 1999 and 1998 are collectively referred to as the "Net Acquisitions."

1999 ASSET TRANSFER.

In April 1999, Cablevision Systems Corporation contributed certain cable television systems acquired from Tele-Communications, Inc. (the "TCI Systems") on March 4, 1998 to the Company. This transaction will be accounted for in a manner similar to a pooling of interests, whereby the assets and liabilities of the TCI Systems will be recorded at historical book value.

As a result of the transfer, beginning April 4, 1999 the operations of CSC Holdings will be identical to the operations of Cablevision Systems Corporation. To the extent that any disclosures regarding changes in segment data or liquidity are identical to those of Cablevision Systems Corporation, the following discussion will refer to the disclosures included elsewhere in this Form 10-Q.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table sets forth on an unaudited historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA

                                                            Three Months Ended March 31,
                                                 ------------------------------------------------
                                                        1999                        1998
                                                 ---------------------      ---------------------
                                                              % of Net                   % of Net    (Increase)/Decrease
                                                 Amount       Revenues      Amount       Revenues          in Net Loss
                                                 ------       --------      ------       --------          -----------
                                                                   (Dollars in thousands)
Revenues.....................................    $ 824,984        100%       $ 645,382        100%       $ 179,602

Operating expenses:
   Technical and operating...................      360,963         44          300,703         47          (60,260)
   Cost of sales.............................      104,797         13           31,316          5          (73,481)
   Selling, general and administrative.......      308,704         37          189,181         29         (119,523)
   Depreciation and
      amortization...........................      157,781         19          135,049         21          (22,732)
                                                 ---------                  ----------                   ---------
Operating loss...............................     (107,261)       (13)         (10,867)        (2)         (96,394)
Other income (expense):
   Interest expense, net.....................      (98,238)       (12)         (87,795)       (14)         (10,443)
   Equity in net loss of affiliates..........       (3,395)         -          (13,865)        (2)          10,470
   Gain on sale of programming interests
      and cable assets, net..................            -          -          137,268         21         (137,268)
   Provision for preferential
      payment to related party...............            -          -             (980)         -              980
   Minority interests........................       25,825          3               82          -           25,743
   Miscellaneous, net........................       (3,483)        (1)          (8,209)        (1)           4,726
                                                 ---------                  ----------                   ---------

Net income (loss)............................    $(186,552)       (23)%     $   15,634          2%       $(202,186)
                                                 ---------                  ----------                   ---------
                                                 ---------                  ----------                   ---------
OTHER OPERATING DATA:

Operating profit before depreciation
   and amortization (1)......................      $50,520                    $124,182

Net cash provided by (used in)
   operating activities (2)..................      (43,914)                     24,419

Net cash provided by (used in) investing
   activities (2)............................     (185,049)                    190,392

Net cash provided by (used in) financing
   activities (2)............................      213,540                    (182,780)

-----------------------------------------

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

(2)  See Item 1. - "Condensed Consolidated Statements of Cash Flows".

                       CSC HOLDINGS, INC. AND SUBSIDIARIES

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 VERSUS THREE MONTHS ENDED MARCH 31, 1998.

CONSOLIDATED RESULTS

REVENUES for the three months ended March 31, 1999 increased $179.6 million (28%) as compared to revenues for the same period in the prior year. Approximately $97.8 million (15%) of the increase was attributable to the Net Acquisitions; approximately $56.1 million (9%) was from increases in other revenue sources such as Rainbow Media's programming services, advertising on the Company's cable television systems, revenue derived from the developing telephone and modem businesses and revenue recognized in connection with the At Home transaction; and approximately $17.1 million (3%) resulted from higher revenue per subscriber. The remaining increase of $8.6 million (1%) was attributable to internal growth of 68,100 in the average number of subscribers during the period.

TECHNICAL AND OPERATING EXPENSES for the three months ended March 31, 1999 increased $60.3 million (20%) compared to the same period in 1998. Approximately $50.4 million (17%) was attributable to increased costs directly associated with the growth in subscribers and revenues discussed above, as well as to increases in programming costs for cable television services, with the remaining $9.9 million (3%) attributable to the Net Acquisitions. As a percentage of revenues, technical and operating expenses decreased 3% during the 1999 period as compared to the 1998 period.

COST OF SALES for the three months ended March 31, 1999 amounted to approximately $104.8 million (85% of retail electronics sales) compared to approximately $31.3 million (91% of retail electronics sales) from the date of the Wiz Transaction through March 31, 1998. Cost of sales include the cost of merchandise sold, including freight costs incurred, as well as store occupancy and buying costs for the Company's retail electronics segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $119.5 million (63%) for the three months ended March 31, 1999 over the comparable period in 1998. Approximately $19.6 million (10%) was directly attributable to the Net Acquisitions and $78.9 million (42%) was due to a higher level of charges related to an incentive stock plan. Approximately $14.5 million (7%) of the increase resulted from additional administrative and sales and marketing costs and $6.5 million (4%) was attributable to year 2000 remediation costs. As a percentage of revenues, selling, general and administrative expenses increased 8% in the 1999 period compared to the 1998 period. Excluding the effects of the incentive stock plan and the year 2000 remediation costs, as a percentage of revenues such costs decreased 1%.

OPERATING PROFIT BEFORE DEPRECIATION AND AMORTIZATION decreased $73.7 million (59%) to $50.5 million for the three months ended March 31, 1999 from $124.2 million for the comparable period in 1998. The decrease resulted from the $78.9 million (63%) increase in charges related to an incentive stock plan and a decrease of $5.2 million (4%) attributable to the Net Acquisitions, partially offset by an increase of $10.4 million (8%) resulting from the combined effect of the revenue and expense changes discussed above. On a pro forma basis, giving effect to the Net Acquisitions as if they had

                       CSC HOLDINGS, INC. AND SUBSIDIARIES

occurred on January 1, 1998 and excluding the incentive stock plan charges referred to above and the costs of Year 2000 remediation, operating profit before depreciation and amortization would have increased 14.5% in 1999. Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income (loss) and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

DEPRECIATION AND AMORTIZATION EXPENSE increased $22.7 million (17%) for the three months ended March 31, 1999 as compared to the same period in 1998. Approximately $6.7 million (5%) of the increase was directly attributable to the Net Acquisitions. The remaining $16.0 million (12%) increase resulted primarily from depreciation on new plant assets.

NET INTEREST EXPENSE increased $10.4 million (12%) for the three months ended March 31, 1999 compared to the same period in 1998. The net increase is primarily attributable to debt incurred to fund acquisitions and capital expenditures, partly offset by lower interest rates.

EQUITY IN NET LOSS OF AFFILIATES decreased to $3.4 million for the three months ended March 31, 1999 from $13.9 million for the same 1998 period. Such amounts consisted of the Company's share of the net losses of certain programming businesses in which the Company has varying minority ownership interests.

GAIN ON SALE OF PROGRAMMING INTERESTS AND CABLE ASSETS for the three months ended March 31, 1998 consisted primarily of a gain of approximately $119.6 million resulting from the sale of certain cable television systems and a gain of approximately $17.7 million from the sale of an interest in a regional sports programming business.

PROVISION FOR PREFERENTIAL PAYMENT TO RELATED PARTY consisted of the expensing of the proportionate amount due with respect to an annual payment to Charles F. Dolan made in connection with the acquisition of Cablevision of New York City. Effective March 4, 1998, these preferential payments were terminated upon the retirement of Mr. Dolan's preferred interest.

MINORITY INTERESTS for the three months ended March 31, 1999 and 1998 include Fox Liberty's 40% share of the net income (loss) of Regional Programming Partners, ITT's share of the net income (loss) of Madison Square Garden and NBC's 25% share of the net loss of Rainbow Media.

NET MISCELLANEOUS EXPENSE decreased to $3.5 million for the three months ended March 31, 1999 compared to $8.2 million for the same period in the prior year. In 1999, miscellaneous expense includes a charge of approximately $15.0 million resulting from the write off of an investment held by Rainbow Media, a gain of $10.9 million resulting from the sale of certain marketable securities, and various other net income items aggregating $.6 million. In 1998, miscellaneous expense included $4.5 million relating to federal alternative minimum taxes and state income taxes, and various other items amounting to $3.7 million.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES

BUSINESS SEGMENTS RESULTS

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

TELECOMMUNICATION SERVICES

The table below sets forth, for the periods presented, certain unaudited historical financial information and the percentage that those items bear to revenues for the Company's telecommunication services segment.

                                                                      Three Months Ended March 31,
                                                       ------------------------------------------------------------
                                                                   1999                          1998
                                                       ----------------------------      --------------------------
                                                                            % of                         % of
                                                           Amount         Revenues       Amount        Revenues
                                                           ------         --------       ------        --------
                                                                         (dollars in thousands)
Revenues                                                     $408,411         100%         $366,515       100%
Technical and operating expenses                              166,670          41           149,874        41
Selling, general and administrative expenses                  130,387          32            96,702        26
Depreciation and amortization                                 103,086          25            96,228        26
                                                             --------                     ---------
        Operating profit                                    $   8,268           2%         $ 23,711         7%
                                                            ---------                      --------
                                                            ---------                      --------


REVENUES for the three months ended March 31, 1999 increased $41.9 million (11%) as compared to revenues for the same period in the prior year. Approximately $17.1 million (5%) resulted from higher revenue per subscriber and approximately $8.6 million (2%) was attributable to internal growth of 68,100 in the average number of subscribers during the period. Approximately $13.2 million (4%) was attributable to revenues from the Company's developing telephone and modem businesses and revenue recognized in connection with the At Home transaction. Approximately $10.8 million (2%) of the increase resulted from other revenue sources, including advertising and pay per view services, offset by a decrease of approximately $7.8 million (2%) resulting from The Net Acquisitions.

TECHNICAL AND OPERATING EXPENSES for the three months ended March 31, 1999 increased $16.8 million (11%) over the same period in 1998. Approximately $20.3 million (13%) was attributable to increased costs directly associated with the growth in subscribers and revenues discussed above, as well as to increases in programming costs for cable television services. This increase was partially offset by a decrease of approximately $3.5 million (2%) resulting from The Net Acquisition. As a percentage of revenues, operating expenses remained relatively constant during the 1999 period as compared to the 1998 period.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $33.7 million (35%) for the three months ended March 31, 1999 as compared to the same period in 1998. An increase of approximately $37.9 million (39%) was due to higher charges related to an incentive stock plan, partially offset by a decrease of approximately $3.9 million (4%) resulting from the Net Acquisitions and other net decreases aggregating approximately $.3 million. As a percentage of revenues, selling, general and administrative expenses increased 6% in the 1999 period compared to the 1998 period. Excluding the effects of the incentive stock plan and the year 2000 remediation costs, such costs decreased 3% as a percentage of revenues.

DEPRECIATION AND AMORTIZATION EXPENSE increased $6.9 million (7%) for the three months ended March 31, 1999 over the comparable 1998 period. Approximately $1.5 million (1%) of the increase was directly attributable to the Net Acquisitions. The remaining $5.4 million (6%) increase resulted primarily from depreciation on new plant assets.

RAINBOW MEDIA

Refer to discussion on page 18 of this Quarterly Report.

RETAIL ELECTRONICS

Refer to discussion on page 19 of this Quarterly Report.

LIQUIDITY AND CAPITAL RESOURCES

Refer to discussion beginning on page 20 of this Quarterly Report.

OPERATING ACTIVITIES

Net cash used in operating activities amounted to $43.9 million for the three months ended March 31, 1999 compared to net cash provided by operating activities of $24.4 million for the three months ended March 31, 1998. The 1999 cash used in operating activities consisted primarily of a net loss of $186.6 million, the gain on sale of marketable securities of $10.9 million and other non-cash items of $4.7 million, partially offset by depreciation and amortization of $157.8 million and a net increase in cash resulting from changes in assets and liabilities of $.5 million.

The 1998 cash provided by operating activities of $24.4 consisted primarily of income of $29.5 million before depreciation and amortization and other non-cash items, offset by a decrease in cash resulting from changes in assets and liabilities of $5.1 million.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES

INVESTING ACTIVITIES

Net cash used in investing activities for the three months ended March 31, 1999 was $185.0 million compared to net cash provided by investing activities of $190.4 million for the three months ended March 31, 1998. The 1999 investing activities consisted of $142.3 million of capital expenditures, $24.8 million of payments for acquisitions, and other items of $28.8 million, partially offset by proceeds from the sale of marketable securities of $10.9 million.

Net cash provided by investing activities for the three months ended March 31, 1998 of $190.4 million consisted of net proceeds of $424.4 million from the sale of programming interests and cable assets, partially offset by $149.6 million of capital expenditures, $61.2 million of payments for acquisitions and other items of $23.2 million.

FINANCING ACTIVITIES

Net cash provided by financing activities amounted to $213.5 million for the three months ended March 31, 1999 compared to net cash used in financing activities of $182.8 million for the three months ended March 31, 1998. In 1999, the Company's financing activities consisted primarily of bank borrowings of $225.9 million, partially offset by payments of preferred stock dividends of $7.3 million and other cash payments of $5.1 million.

Cash used in financing activities of $182.8 million for the three months ended March 31, 1998 consisted primarily of the repayment of an obligation to a related party of $197.2 million, payments of preferred stock dividends of $7.3 million and the redemption of preferred stock of $9.4 million, offset by additional net borrowings of $30.9 million and $.2 million derived from other items.

YEAR 2000

Refer to discussion beginning on page 26 of this Quarterly Report.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES


                           Part II. Other Information



Item 1.        Legal Proceedings

               The Company is party to various lawsuits, some involving substantial amounts. Management does not believe that such lawsuits will have a material adverse impact on the financial position of the Company.



Item 6.        Exhibits and Reports on Form 8-K

               (a)      Exhibits.

                        The index to exhibits is on page 48.

               (b) The Company has not filed any Current Reports on Form 8-K with the Commission during the quarter for which this report is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.




                               CABLEVISION SYSTEMS CORPORATION
                          CSC HOLDINGS, INC.




Date:  May 14, 1999          /s/ William J. Bell
----------------------    -------------------------------------------------
                          By:   William J. Bell, as Vice Chairman,
                                Director and Principal Financial Officer
                                of Cablevision Systems Corporation and
                                CSC Holdings, Inc.




Date:  May 14, 1999           /s/ Andrew B. Rosengard
----------------------    -------------------------------------------------
                          By:    Andrew B. Rosengard, as Executive
                                 Vice President, Finance and
                                 Controller and Principal Accounting
                                 Officer of Cablevision Systems
                                 Corporation and CSC Holdings, Inc.

                                INDEX TO EXHIBITS


EXHIBIT                                                                   PAGE
  NO.                      DESCRIPTION                                     NO.
------                     -----------                                     ---


 3.1 Certificate of Amendment of Certificate of Incorporation of CSC Holdings, Inc., dated April 1, 1999.

 3.2 Certificate of Amendment of Certificate of Incorporation of CSC Holdings, Inc., dated April 1, 1999.

 27     Financial Data Schedule - Cablevision Systems Corporation and
        Subsidiaries

 27.1   Financial Data Schedule - CSC Holdings, Inc. and Subsidiaries