Form 10-Q
period 1999-06-30
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS INC
filed 1999-08-16
CIK 1053112, 784681

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1999

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

      Cablevision Systems Corporation                Yes  X           No___
      CSC Holdings, Inc.                             Yes  X           No___


Number of shares of common stock outstanding as of July 30, 1999:

      Cablevision Systems Corporation Class A Common Stock -         109,268,125
      Cablevision Systems Corporation Class B Common Stock -          43,126,836
      CSC Holdings, Inc. Common Stock -                                    1,000

================================================================================

                                TABLE OF CONTENTS


CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements
          Condensed Consolidated Statements of Operations -
          Three and Six Months ended June 30, 1999 and 1998 (unaudited)......3

          Condensed Consolidated Balance Sheets -
          June 30, 1999 (unaudited) and December 31, 1998....................4

          Condensed Consolidated Statements of Cash Flows -
          Six Months ended June 30, 1999 and 1998 (unaudited)................6

          Notes to Condensed Consolidated Financial Statements (unaudited)...7

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................12

PART II - OTHER INFORMATION.................................................33


CSC HOLDINGS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements
          Condensed Consolidated Statements of Operations -
          Three and Six Months ended June 30, 1999 and 1998 (unaudited).....35

          Condensed Consolidated Balance Sheets -
          June 30, 1999 (unaudited) and December 31, 1998...................36

          Condensed Consolidated Statements of Cash Flows -
          Six Months ended June 30, 1999 and 1998 (unaudited)...............38

          Notes to Condensed Consolidated Financial Statements (unaudited)..39

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................44

PART II - OTHER INFORMATION.................................................45

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                         Six Months Ended            Three Months Ended
                                                             June 30,                     June 30,
                                                       -------------------           -------------------
                                                       1999           1998           1999           1998
                                                       ----           ----           ----           ----
Revenues .......................................   $ 1,880,017    $ 1,480,918    $   946,309    $   805,190
                                                   -----------    -----------    -----------    -----------

Operating expenses:
   Technical and operating .....................       757,131        628,804        355,250        316,400
   Cost of sales ...............................       197,214        116,518         92,417         85,202
   Selling, general and
      administrative ...........................       625,818        408,555        297,194        211,966
   Depreciation and amortization ...............       415,172        318,946        209,719        172,367
                                                   -----------    -----------    -----------    -----------
                                                     1,995,335      1,472,823        954,580        785,935
                                                   -----------    -----------    -----------    -----------

           Operating profit (loss) .............      (115,318)         8,095         (8,271)        19,255
                                                   -----------    -----------    -----------    -----------

Other income (expense):
   Interest expense ............................      (223,558)      (211,531)      (114,266)      (113,557)
   Interest income .............................         4,860         13,262          1,981          6,533
   Equity in net loss of affiliates ............        (4,360)       (14,893)          (965)        (1,028)
   Gain on sale of programming interests
      and cable assets, net ....................            --        141,488             --          4,220
   Write off of deferred financing costs .......        (4,406)        (1,616)        (4,406)        (1,616)
   Provision for preferential payment to
      related party ............................            --           (980)            --           --
   Minority interests ..........................       (56,275)       (69,992)       (38,656)       (30,979)
   Miscellaneous, net ..........................        (7,437)       (13,988)        (3,264)        (5,779)
                                                   -----------    -----------    -----------    -----------
                                                      (291,176)      (158,250)      (159,576)      (142,206)
                                                   -----------    -----------    -----------    -----------

Net loss .......................................   $  (406,494)   $  (150,155)   $  (167,847)   $  (122,951)
                                                   ===========    ===========    ===========    ===========

Basic and diluted net loss per common share ....   $     (2.68)   $     (1.13)   $     (1.10)   $      (.82)
                                                   ===========    ===========    ===========    ===========

Average number of common shares
   outstanding (in thousands) ..................       151,888        133,146        152,149        150,332
                                                   ===========    ===========    ===========    ===========

                            See accompanying notes to
                  condensed consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                June 30,    December 31,
       ASSETS                                                     1999         1998
                                                                  ----         ----
Cash and cash equivalents ..................................   $   58,289   $  173,826

Accounts receivable trade (less allowance for
   doubtful accounts of $38,932 and $34,377) ...............      205,937      197,726

Notes and other receivables ................................      170,874      188,455

Inventory, prepaid expenses and other assets ...............      200,342      206,073

Property, plant and equipment, net .........................    2,689,362    2,506,834

Investments in affiliates ..................................      290,330      276,231

Advances to affiliates .....................................       40,182       36,964

Feature film inventory .....................................      289,738      293,310

Net assets held for sale ...................................       11,867       11,006

Franchises, net of accumulated amortization
   of $733,271 and $640,735 ................................      758,118      850,653

Affiliation and other agreements, net of accumulated
   amortization of $208,383 and $181,928 ...................      183,195      206,456

Excess costs over fair value of net assets acquired
    and other intangible assets, net of accumulated
    amortization of $837,909 and $775,557 ..................    1,982,375    2,003,128

Deferred financing, acquisition and other costs, net of
   accumulated amortization of $45,064 and $41,882 .........      101,069      110,400
                                                               ----------   ----------
                                                               $6,981,678   $7,061,062
                                                               ==========   ==========

                            See accompanying notes to
                  condensed consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

                                                                       June 30,     December 31,
       LIABILITIES AND STOCKHOLDERS' DEFICIENCY                          1999           1998
                                                                         ----           ----
Accounts payable .................................................   $   411,030    $   423,039
Accrued liabilities ..............................................       948,659        885,488
Feature film and contract obligations ............................       319,202        373,722
Deferred revenue .................................................       240,367        334,213
Bank debt ........................................................     2,475,714      2,051,549
Senior notes and debentures ......................................     2,194,631      2,194,443
Subordinated notes and debentures ................................     1,048,443      1,048,375
Capital lease obligations and other debt .........................        76,941         63,241
                                                                     -----------    -----------
   Total liabilities .............................................     7,714,987      7,374,070
                                                                     -----------    -----------

Minority interests ...............................................       624,965        719,007
                                                                     -----------    -----------

Preferred stock of CSC Holdings, Inc. ............................     1,651,690      1,579,670
                                                                     -----------    -----------

Commitments and contingencies

Stockholders' deficiency:
    Preferred Stock, $.01 par value, 10,000,000 shares
        authorized, none issued ..................................            --             --
    Class A Common Stock, $.01 par value, 200,000,000 shares
        authorized, 109,211,896 and 108,267,606 shares issued ....         1,092          1,083
    Class B Common Stock, $.01 par value, 80,000,000 shares
        authorized, 43,126,836 and 43,226,836 shares issued ......           431            432
    Paid-in capital ..............................................       395,200        386,495
    Accumulated deficit ..........................................    (3,406,189)    (2,999,695)
                                                                     -----------    -----------
                                                                      (3,009,466)    (2,611,685)
    Treasury stock, at cost (6,470 shares) .......................          (498)            --
                                                                     -----------    -----------
    Total stockholders' deficiency ...............................    (3,009,964)    (2,611,685)
                                                                     -----------    -----------
                                                                     $ 6,981,678    $ 7,061,062
                                                                     ===========    ===========

                            See accompanying notes to
                  condensed consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                             (Dollars in thousands)
                                   (Unaudited)

                                                                               1999           1998
                                                                           -----------    -----------
Cash flows from operating activities:
   Net loss ............................................................   $  (406,494)   $  (150,155)
                                                                           -----------    -----------
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Depreciation and amortization ....................................       415,172        318,946
      Equity in net loss of affiliates .................................         4,360         14,893
      Minority interests ...............................................        41,605         55,322
      Gain on sale of programming interests and cable assets ...........            --       (141,488)
      Gain on sale of marketable securities ............................       (10,861)            --
      Write off of investment in affiliate .............................        15,100             --
      Write off of deferred financing costs ............................         4,406          1,616
      Amortization of deferred financing costs .........................         4,042          3,713
      Amortization of debenture discount ...............................           256            221
      (Gain) loss on sale of equipment .................................         2,115         (1,802)
      Changes in assets and liabilities, net of effects of
          acquisitions and dispositions ................................       (78,404)       (38,826)
                                                                           -----------    -----------
      Net cash provided by (used in) operating activities ..............        (8,703)        62,440
                                                                           -----------    -----------
Cash flows from investing activities:
   Net proceeds from sale of programming interests and cable assets ....            --        440,177
   Payments for acquisitions, net of cash acquired .....................      (114,447)      (165,854)
   Proceeds from sale of marketable securities .........................        10,861             --
   Capital expenditures ................................................      (380,850)      (258,849)
   Proceeds from sale of plant and equipment ...........................           431          9,705
   Additions to intangible assets ......................................        (6,756)       (12,643)
   Increase in investments in affiliates, net ..........................       (33,559)       (17,352)
                                                                           -----------    -----------
      Net cash used in investing activities ............................      (524,320)        (4,816)
                                                                           -----------    -----------
Cash flows from financing activities:
   Proceeds from bank debt .............................................     1,873,047      3,808,751
   Repayment of bank debt ..............................................    (1,448,882)    (3,929,748)
   Repayment of senior debt ............................................            --       (112,500)
   Repayment of subordinated notes payable .............................            --       (151,000)
   Issuance of senior notes and debentures .............................            --        296,571
   Issuance of common stock ............................................         8,713          8,706
   Purchase of treasury stock ..........................................          (498)            --
   Decrease in obligation to related party .............................            --       (197,183)
   Payments of capital lease obligations and other debt ................        (9,072)        (5,642)
   Additions to deferred financing and other costs .....................        (5,822)        (3,338)
   Redemption of preferred stock of CSC Holdings, Inc. .................            --         (9,409)
                                                                           -----------    -----------
      Net cash provided by (used in) financing activities ..............       417,486       (294,792)
                                                                           -----------    -----------
Net decrease in cash and cash equivalents ..............................      (115,537)      (237,168)
Cash and cash equivalents at beginning of year .........................       173,826        410,141
                                                                           -----------    -----------
Cash and cash equivalents at end of period .............................   $    58,289    $   172,973
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

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)


Note 1. The Company and Nature of Operations

CSC Parent Corporation ("CSC Parent") was formed on November 21, 1997 as a wholly-owned subsidiary of Cablevision Systems Corporation ("Cablevision"). CSC Parent did not conduct any business activities prior to March 4, 1998, other than those incident to its formation and the execution of certain documents in connection with contributions to CSC Parent of certain partnership interests and assets of Tele-Communications, Inc. (the "TCI Transaction").

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

All share and per share information has been adjusted for two-for-one stock splits effected on each of March 30, 1998 and August 21, 1998.

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

Note 3. Responsibility for Interim Financial Statements

The financial statements as of and for the three and six month periods ended June 30, 1999 and 1998 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's and CSC Holdings' Annual Reports on Form 10-K for the year ended December 31, 1998.

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

Note 6. Cash Flows

For purposes of the condensed consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The Company paid cash interest expense of approximately $204,780 and $199,128 for the six months ended June 30, 1999 and 1998, respectively. The Company's noncash financing and investing activities for the six months ended June 30, 1999 and 1998 included capital lease obligations of $22,772 and $4,699, respectively, incurred when the Company entered into leases for new equipment, the issuance of common stock valued at $497,987 in connection with the TCI Transaction in 1998, the issuance of common stock valued at $4,848 to redeem certain limited partnership interests in a subsidiary of the Company in 1998, and the receipt of warrants from At Home Corporation valued at $74,788 in 1998.

Note 7. Acquisitions

At various times in 1999, the Company acquired interests in the real property and assets specifically related to certain movie theaters for an aggregate purchase price of approximately $27,600. The acquisitions were accounted for as a purchase with the operations of the acquired theaters being consolidated with those of the Company as of the acquisition dates. The purchase price will be allocated to the specific assets acquired when an independent appraisal is obtained.

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

Note 8. At Home

As of June 30, 1999 and 1998, deferred revenue derived from the receipt of At Home warrents, net of amortization taken, amounted to approximately $187,245 and $234,657, respectively. For the six months ended June 30, 1999 and 1998, the Company recognized approximately $25,068 and $13,477, respectively, of this deferred revenue.

Note 9. Segment Information

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

                                     Six Months Ended June 30,    Three Months Ended June 30,
                                     -------------------------    ---------------------------
                                        1999           1998           1999           1998
                                        ----           ----           ----           ----
Revenues

Telecommunication Services ......   $ 1,057,964    $   885,354    $   532,474    $   486,499
Rainbow Media ...................       587,650        502,080        289,055        240,604
Retail Electronics ..............       259,348        134,720        136,331        100,416
All Other .......................        39,085            164         20,778            176
Intersegment Eliminations .......       (64,030)       (41,400)       (32,329)       (22,505)
                                    -----------    -----------    -----------    -----------
           Total ................   $ 1,880,017    $ 1,480,918    $   946,309    $   805,190
                                    ===========    ===========    ===========    ===========


                                     Six Months Ended June 30,    Three Months Ended June 30,
                                     -------------------------    ---------------------------
                                        1999           1998           1999           1998
                                        ----           ----           ----           ----
Adjusted Operating Cash Flow

Telecommunication Services ......   $   447,148    $   351,449    $   228,790    $   200,122
Rainbow Media ...................        74,847         61,542         46,597         28,812
Retail Electronics ..............       (16,802)       (13,480)        (5,497)        (6,670)
All Other .......................       (21,969)        (1,117)       (13,983)          (605)
                                    -----------    -----------    -----------    -----------
           Total ................   $   483,224    $   398,394    $   255,907    $   221,659
                                    ===========    ===========    ===========    ===========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:

                                                              Six Months Ended             Three Months Ended
                                                              ----------------             ------------------
                                                                   June 30,                      June 30,
                                                                   --------                      --------
                                                             1999           1998           1999           1998
                                                             ----           ----           ----           ----
Revenue
Total revenue for reportable segments ................   $ 1,904,962    $ 1,522,154    $   957,860    $   827,519
Other revenue and intersegment eliminations ..........       (24,945)       (41,236)       (11,551)       (22,329)
                                                         -----------    -----------    -----------    -----------
       Total consolidated revenue ....................   $ 1,880,017    $ 1,480,918    $   946,309    $   805,190
                                                         ===========    ===========    ===========    ===========

Adjusted Operating Cash Flow to Net Loss
Total adjusted operating cash flow for reportable
       segments ......................................   $   505,193    $   399,511    $   269,890    $   222,264
Other adjusted operating cash flow deficit ...........       (21,969)        (1,117)       (13,983)          (605)
Items excluded from adjusted operating cash flow:
       Depreciation and amortization .................      (415,172)      (318,946)      (209,719)      (172,367)
       Incentive stock plan expense ..................      (166,997)       (71,353)       (45,658)       (30,037)
       Year 2000 remediation .........................       (16,373)            --         (8,801)            --
       Interest expense ..............................      (223,558)      (211,531)      (114,266)      (113,557)
       Interest income ...............................         4,860         13,262          1,981          6,533
       Equity in net loss of affiliates ..............        (4,360)       (14,893)          (965)        (1,028)
       Gain on sale of programming interests and
            cable assets, net ........................            --        141,488             --          4,220
       Write off of deferred financing costs .........        (4,406)        (1,616)        (4,406)        (1,616)
       Provision for preferential payment to
            related party ............................            --           (980)            --             --
       Minority interests ............................       (56,275)       (69,992)       (38,656)       (30,979)
       Miscellaneous, net ............................        (7,437)       (13,988)        (3,264)        (5,779)
                                                         -----------    -----------    -----------    -----------
                 Net loss ............................   $  (406,494)   $  (150,155)   $  (167,847)   $  (122,951)
                                                         ===========    ===========    ===========    ===========

Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States.

The Company does not have a single external customer which represents 10 percent or more of its consolidated revenues.

Note 10. Financial Instruments

In July 1999, the Company entered into a $100 million facility with a third party for the Company to acquire a beneficial interest in shares of its Class A common stock through a forward swap contract facility that is available through June 2000 with a final maturity date for all executed swaps of February 2001. The terms of the facility provide for the settlement of any obligations of the Company thereunder either in cash or the Company's Class A common stock.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

The Company's obligation is guaranteed by CSC Holdings. Currently, there are no outstanding contracts under this facility.

Note 11. Recent Developments

In May 1999, the Company entered into an agreement with Cable T.V. of Tri-States, Inc., Matamoras Video Cable, Inc., Montague Cable Company, Inc. and Joseph Biondo for the purchase of cable television systems with approximately 4,500 subscribers located in the Port Jervis, New York area.

In May 1999, CSC Holdings and the New Jersey Devils professional hockey team entered into a non-binding letter of intent to form a joint venture to develop a hockey arena and an adjacent entertainment and shopping complex in Hoboken, New Jersey. No definitive documentation has been executed with respect to the proposed New Jersey arena and entertainment/shopping complex and there are no assurances that the necessary documentation will be executed or that this transaction will be consummated.

In July 1999, CSC Holdings issued $500,000 principal amount of 8 1/8% Senior Notes due 2009 (the "Senior Notes"). The Senior Notes were issued at a discount of $2,330. The Senior Notes can not be redeemed by CSC Holdings prior to maturity.

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

(vii) financial community and rating agency perceptions of the Company and its business, operations, financial condition and the industry in which it operates; and

(viii) the factors described in CSC Holdings' recently filed registration statement on Form S-4, including the section entitled "Risk Factors" contained therein.

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

Recent Transactions

1999 Acquisitions. In 1999, the Company purchased certain theater assets from Loews Cineplex Entertainment Corporation ("Loews"). In April 1999, CSC Holdings purchased ITT's remaining minority interest in Madison Square Garden.

1998 Acquisitions and Dispositions. In December 1998, the net assets of Clearview Cinema Group, Inc. ("Clearview") and certain assets of Loews were acquired. In March 1998, the Company acquired certain cable television systems in New York and New Jersey from Tele-Communications, Inc. (the "TCI Systems"). In June 1998, CSC Holdings purchased 50% of ITT's then remaining minority interest in Madison Square Garden. In addition, in February 1998, Cablevision Electronics Investments, Inc. ("Cablevision Electronics") acquired substantially all of the assets associated with 40 The Wiz consumer electronics store locations (the "Wiz Transaction").

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

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Results of Operations

The following tables set forth on an unaudited historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA

                                                                Six Months Ended June 30,
                                               ---------------------------------------------------------
                                                          1999                           1998
                                               --------------------------     --------------------------     (Increase)
                                                                % of Net                       % of Net       Decrease
                                                  Amount        Revenues         Amount        Revenues      in Net Loss
                                                  ------        --------         ------        --------      -----------
                                                                       (Dollars in thousands)
Revenues ...................................   $ 1,880,017         100%       $ 1,480,918         100%       $   399,099

Operating expenses:
  Technical and operating ..................       757,131          40            628,804          42           (128,327)
  Cost of sales ............................       197,214          11            116,518           8            (80,696)
  Selling, general and administrative ......       625,818          33            408,555          28           (217,263)
  Depreciation and amortization ............       415,172          22            318,946          22            (96,226)
                                               -----------                    -----------                    -----------
Operating profit (loss) ....................      (115,318)         (6)             8,095          --           (123,413)
Other income (expense):
  Interest expense, net ....................      (218,698)        (12)          (198,269)        (13)           (20,429)
  Equity in net loss of affiliates .........        (4,360)         --            (14,893)         (1)            10,533
  Gain on sale of programming interests
    and cable assets, net ..................            --          --            141,488          10           (141,488)
  Write off of deferred financing costs ....        (4,406)         --             (1,616)         --             (2,790)
  Provision for preferential payment to
    related party ..........................            --          --               (980)         --                980
  Minority interests .......................       (56,275)         (3)           (69,992)         (5)            13,717
  Miscellaneous, net .......................        (7,437)         (1)           (13,988)         (1)             6,551
                                               -----------                    -----------                    -----------
Net loss ...................................   $  (406,494)        (22)%      $  (150,155)        (10)%      $  (256,339)
                                               ===========                    ===========                    ===========


                                                              Three Months Ended June 30,
                                               ---------------------------------------------------------
                                                          1999                           1998
                                               --------------------------     --------------------------     (Increase)
                                                                % of Net                       % of Net       Decrease
                                                  Amount        Revenues         Amount        Revenues      in Net Loss
                                                  ------        --------         ------        --------      -----------
                                                                       (Dollars in thousands)

Revenues ...................................   $   946,309         100%       $   805,190         100%       $   141,119

Operating expenses:
  Technical and operating ..................       355,250          38            316,400          40            (38,850)
  Cost of sales ............................        92,417          10             85,202          11             (7,215)
  Selling, general and administrative ......       297,194          31            211,966          26            (85,228)
  Depreciation and amortization ............       209,719          22            172,367          21            (37,352)
                                               -----------                    -----------                    -----------
Operating profit (loss) ....................        (8,271)         (1)            19,255           2            (27,526)
Other income (expense):
  Interest expense, net ....................      (112,285)        (12)          (107,024)        (13)            (5,261)
  Equity in net loss of affiliates .........          (965)         --             (1,028)         --                 63
  Gain on sale of programming interests
    and cable assets, net ..................            --          --              4,220           1             (4,220)
  Write off of deferred financing costs ....        (4,406)         (1)            (1,616)         --             (2,790)
  Minority interests .......................       (38,656)         (4)           (30,979)         (4)            (7,677)
  Miscellaneous, net .......................        (3,264)         --             (5,779)         (1)             2,515
                                               -----------                    -----------                    -----------
Net loss ...................................   $  (167,847)        (18)%      $  (122,951)        (15)%      $   (44,896)
                                               ===========                    ===========                    ===========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Comparison of Three and Six Months ended June 30, 1999 Versus Three and Six Months ended June 30, 1998.

Consolidated Results

Revenues for the three and six months ended June 30, 1999 increased $141.1 million (18%) and $399.1 million (27%), respectively, as compared to revenues for the same periods in the prior year. Approximately $59.9 million (7%) and $236.0 million (16%), respectively, of the increase was attributable to the Net Acquisitions; approximately $60.5 million (8%) and $116.9 million (8%), respectively, was from increases in other revenue sources such as Rainbow Media's programming services, advertising on the Company's cable television systems, revenue derived from the developing telephone and modem businesses and revenue recognized in connection with the At Home transaction; and approximately $12.2 million (2%) and $29.2 million (2%), respectively, resulted from higher revenue per subscriber. The remaining increase of $8.5 million (1%) and $17.0 million (1%), respectively, was attributable to internal growth in the average number of subscribers during the periods.

Technical and operating expenses for the three and six months ended June 30, 1999 increased $38.9 million (12%) and $128.3 million (20%), respectively, compared to the same periods in 1998. Approximately $17.0 million (5%) and $56.1 million (9%), respectively, was attributable to the Net Acquisitions, with the remaining $21.9 million (7%) and $72.2 million (11%), respectively, attributable to increased costs directly associated with the growth in subscribers and revenues discussed above, as well as to increases in programming costs for cable television services. As a percentage of revenues, technical and operating expenses decreased 2% during both of the 1999 periods as compared to the 1998 periods.

Cost of sales for the three and six months ended June 30, 1999 amounted to approximately $92.4 million and $197.2 million, respectively, (68% and 76%, respectively, of retail electronics sales) compared to approximately $85.2 million and $116.5 million (85% and 86%, respectively, of retail electronics sales) for the three months ended June 30, 1998 and from the date of the Wiz Transaction through June 30, 1998, respectively. Cost of sales include the cost of merchandise sold, including freight costs incurred, as well as store occupancy and buying costs for the Company's retail electronics segment.

Selling, general and administrative expenses increased $85.2 million (40%) and $217.3 million (53%), respectively, for the three and six months ended June 30, 1999 over the comparable periods in 1998. Approximately $29.7 million (14%) and $61.8 million (15%), respectively, was directly attributable to the Net Acquisitions and approximately $14.5 million (7%) and $93.4 million (23%), respectively, was due to a higher level of charges related to an incentive stock plan. Approximately $33.0 million (15%) and $47.6 million (11%), respectively, resulted from additional sales and marketing and administrative costs and approximately $8.0 million (4%) and $14.5 million (4%), respectively, was due to year 2000 remediation costs. As a percentage of revenues, selling, general and administrative expenses increased 5% in both of the 1999 periods compared to the 1998

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

periods. Excluding the effects of the incentive stock plan and the year 2000 remediation costs, as a percentage of revenues such costs increased 3% and 1%, respectively.

Operating profit before depreciation and amortization increased $9.8 million (5%) for the three months ended June 30, 1999 and decreased $27.2 million (8%) for the six months ended June 30, 1999 as compared to the same periods in 1998. The increase for the three months ended June 30, 1999 was comprised of an increase of $18.3 million (10%) resulting from the combined effect of the revenue and expense changes discussed above and an increase of approximately $6.0 million (3%) attributable to the Net Acquisitions, partially offset by an increase of $14.5 million (8%) in charges related to an incentive stock plan. The decrease for the six months ended June 30, 1999 resulted from the $93.4 million (29%) increase in charges related to an incentive stock plan, partially offset by an increase of approximately $37.4 million (11%) attributable to the Net Acquisitions and an increase of $28.8 million (10%) resulting from the combined effect of the revenue and expense changes discussed above. On a pro forma basis, giving effect to the Net Acquisitions as if they had occurred on January 1, 1998 and excluding the incentive stock plan charges referred to above and the costs of year 2000 remediation, operating profit before depreciation and amortization would have increased 12.2% and 12.3% for the three and six months ended June 30, 1999 over the comparable 1998 periods. Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income (loss) and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

Depreciation and amortization expense increased $37.4 million (22%) and $96.2 million (30%), respectively, for the three and six months ended June 30, 1999 as compared to the same periods in 1998. Approximately $17.1 million (10%) and $59.9 million (19%), respectively, of the increase was directly attributable to the Net Acquisitions. The remaining increase of $20.3 million (12%) and $36.3 million (11%), respectively, resulted primarily from depreciation on new plant assets.

Net interest expense increased $5.3 million (5%) and $20.4 million (10%), respectively, for the three and six months ended June 30, 1999 compared to the same periods in 1998. The net increase is primarily attributable to debt incurred to fund acquisitions and capital expenditures, partly offset by lower interest rates.

Equity in net loss of affiliates remained constant at approximately $1.0 million for the three months ended June 30, 1999 and 1998 and decreased to $4.4 million from $14.9 million for the six months ended June 30, 1999 compared to the same period in 1998. Such amounts consisted of the Company's share of the net losses of certain programming businesses in which the Company has varying minority ownership interests.

Gain on sale of programming interests and cable assets for the three and six months ended June 30, 1998 consisted primarily of a gain of approximately $4.2 million and $123.8 million, respectively,

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

resulting from the sale of certain cable television systems and a gain of approximately $17.7 million from the sale of an interest in a regional sports programming business in the first quarter of 1998.

Provision for preferential payment to related party consisted of the expensing of the proportionate amount due with respect to an annual payment to Charles F. Dolan made in connection with the acquisition of Cablevision of New York City. Effective March 4, 1998, these preferential payments were terminated upon the retirement of Mr. Dolan's preferred interest.

Minority interests for the three and six months ended June 30, 1999 and 1998 include CSC Holdings' preferred stock dividend requirements, Fox Liberty's 40% share of the net income (loss) of Regional Programming Partners, ITT's share of the net loss of Madison Square Garden through April 8, 1999 and NBC's 25% share of the net loss of Rainbow Media.

Net miscellaneous expense decreased to $3.3 million and $7.4 million, respectively, for the three and six months ended June 30, 1999 compared to $5.8 million and $14.0 million, respectively, for the same periods in the prior year. For the three and six months ended June 30, 1999, miscellaneous expense consisted primarily of a charge of approximately $15.1 million resulting from the write off of an investment held by Rainbow Media and a gain of approximately $10.9 million resulting from the sale of certain marketable securities. For the three and six months ended June 30, 1998, miscellaneous expense included $4.6 million and $9.2 million, respectively, relating to federal alternative minimum taxes and state income taxes and approximately $1.2 million and $4.8 million, respectively, relating to various other items.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

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

Telecommunication Services

The tables below set forth, for the periods presented, certain unaudited historical financial information and the percentage that those items bear to revenues for the Company's telecommunication services segment.

                                                                Three Months Ended June 30,
                                                    --------------------------------------------------
                                                             1999                       1998
                                                    -----------------------    -----------------------
                                                                    % of                       % of
                                                      Amount      Revenues       Amount      Revenues
                                                      ------      --------       ------      --------
                                                                   (dollars in thousands)

Revenues ........................................   $  532,474       100%      $  486,499       100%
Technical and operating expenses ................      211,378        40          195,127        40
Selling, general and administrative expenses ....      127,928        24          107,673        22
Depreciation and amortization ...................      152,031        28          132,226        27
                                                    ----------                 ----------
         Operating profit .......................   $   41,137         8%      $   51,473        11%
                                                    ==========                 ==========


                                                                  Six Months Ended June 30,
                                                    --------------------------------------------------
                                                             1999                       1998
                                                    -----------------------    -----------------------
                                                                    % of                       % of
                                                      Amount      Revenues       Amount      Revenues
                                                      ------      --------       ------      --------
                                                                   (dollars in thousands)

Revenues ........................................   $1,057,964       100%      $  885,354       100%
Technical and operating expenses ................      427,321        40          358,696        41
Selling, general and administrative expenses ....      278,235        26          211,783        24
Depreciation and amortization ...................      302,789        29          239,984        27
                                                    ----------                 ----------
         Operating profit .......................   $   49,619         5%      $   74,891         8%
                                                    ==========                 ==========

Revenues for the three and six months ended June 30, 1999 increased $46.0 million (10%) and $172.6 million (20%), respectively, as compared to revenues for the same periods in the prior year. Approximately $8.0 million (2%) and $84.9 million (10%), respectively, was attributable to the Net Acquisitions; approximately $12.2 million (3%) and $29.2 million (3%), respectively, resulted from higher revenue per subscriber and approximately $8.5 million (2%) and $17.0 million (2%),

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

respectively, was attributable to internal growth in the average number of subscribers during the periods. Approximately $12.1 million (2%) and $26.0 million (3%), respectively, was attributable to revenues from the Company's developing telephone and modem businesses and revenue recognized in connection with the At Home transaction. The remaining increase of approximately $5.2 million (1%) and $15.5 million (2%), respectively, resulted from other revenue sources, including advertising.

Technical and operating expenses for the three and six months ended June 30, 1999 increased $16.3 million (8%) and $68.6 million (19%), respectively, over the same periods in 1998. Approximately $3.6 million (2%) and $35.8 million (10%), respectively, was attributable to the Net Acquisitions, with the remaining $12.7 million (6%) and $32.8 million (9%), respectively, attributable to increased costs directly associated with the growth in subscribers and revenues discussed above, as well as to increases in programming costs for cable television services. As a percentage of revenues, technical and operating expenses remained relatively constant during the three months ended June 30, 1999 and decreased 1% during the six months ended June 30, 1999, as compared to the same periods in the prior year.

Selling, general and administrative expenses increased $20.3 million (19%) and $66.5 million (31%), respectively, for the three and six months ended June 30, 1999 as compared to the same periods in 1998. Approximately $15.8 million (15%) and $53.7 million (25%), respectively, was due to higher charges related to an incentive stock plan, approximately $3.1 million (3%) and $2.3 million (1%), respectively, resulted from increased customer service and sales and marketing costs and approximately $2.1 million (2%) and $2.6 million (1%) was due to year 2000 remediation costs. A decrease of $.7 million (1%) and an increase of approximately $7.9 million (4%), respectively, was directly attributable to the Net Acquisitions. As a percentage of revenues, selling, general and administrative expenses increased 2% during both the three and six months ended June 30, 1999 compared to the same 1998 periods. Excluding the effects of the incentive stock plan and the year 2000 remediation costs, such costs decreased 1% and 2%, respectively, for the three and six months ended June 30, 1999 as compared to the same periods in the prior year, as a percentage of revenues.

Depreciation and amortization expense increased $19.8 million (15%) and $62.8 million (26%), respectively, for the three and six months ended June 30, 1999 over the comparable 1998 periods. Approximately $11.0 million (8%) and $48.6 million (20%), respectively, of the increase was directly attributable to the Net Acquisitions. The remaining increase of $8.8 million (7%) and $14.2 million (6%), respectively, resulted primarily from depreciation on new plant assets.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Rainbow Media

The tables below set forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for Rainbow Media.

                                                                Three Months Ended June 30,
                                                    --------------------------------------------------
                                                             1999                       1998
                                                    -----------------------    -----------------------
                                                                    % of                       % of
                                                      Amount      Revenues       Amount      Revenues
                                                      ------      --------       ------      --------
                                                                   (dollars in thousands)

Revenues ........................................   $ 289,055       100%       $ 240,604       100%
Technical and operating expenses ................     157,741        55          142,315        59
Selling, general and administrative expenses ....      99,874        34           83,091        35
Depreciation and amortization ...................      39,848        14           36,691        15
                                                    ---------                  ---------
         Operating loss .........................   $  (8,408)       (3)%      $ (21,493)       (9)%
                                                    =========                  =========

                                                                 Six Months Ended June 30,
                                                    --------------------------------------------------
                                                             1999                       1998
                                                    -----------------------    -----------------------
                                                                    % of                       % of
                                                      Amount      Revenues       Amount      Revenues
                                                      ------      --------       ------      --------
                                                                   (dollars in thousands)

Revenues ........................................   $ 587,650       100%       $ 502,080       100%
Technical and operating expenses ................     360,202        61          308,605        62
Selling, general and administrative expenses ....     233,057        40          166,712        33
Depreciation and amortization ...................      79,364        14           72,357        14
                                                    ---------                  ---------
         Operating loss .........................   $ (84,973)      (15)%      $ (45,594)       (9)%
                                                    =========                  =========

Revenues for the three and six months ended June 30, 1999 increased $48.5 million (20%) and $85.6 million (17%), respectively, as compared to revenues for the same periods in the prior year. Approximately $23.7 million (10%) and $45.7 million (9%), respectively, of the increase was attributable to internal growth in programming network subscribers, rate increases and new channel launches. Approximately $13.4 million (6%) and $16.2 million (3%), respectively, of the net increase was attributable to an increase in advertising revenue. The remaining $11.4 million (4%) and $23.7 million (5%), respectively, of the net increase relates primarily to Madison Square Garden and is attributable to a greater number of events, including the Knicks advancing to the NBA finals and special events during the 1999 period, partially offset by a decrease in revenues as a result of fewer performances at Radio City Music Hall due to its closing for restoration.

Technical and operating expenses for the three and six months ended June 30, 1999 increased $15.4 million (11%) and $51.6 million (17%), respectively, over the comparable 1998 periods. Approximately $6.9 million (5%) and $10.8 million (4%), respectively, was associated with increased programming for new launches. Approximately $13.0 million (4%) of the increase for

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

the six months ended June 30, 1999 related to special events which occurred during the 1999 period. The remaining net increase of $8.5 million (6%) and $27.8 million (9%), respectively, was attributable to increased costs directly associated with the net increase in revenues discussed above. As a percentage of revenues, technical and operating expenses decreased 4% and 1% for the three and six months ended June 30, 1999 over the comparable periods in 1998.

Selling, general and administrative expenses increased $16.8 million (20%) and $66.3 million (40%), respectively, for the three and six months ended June 30, 1999 as compared to the same periods in 1998. Approximately $15.2 million (18%) and $20.6 million (12%), respectively, was attributable to increases in sales and marketing initiatives including the promotion of new channel launches, advertising related expenses and other general cost increases. An approximate $1.3 million (1%) decrease for the three month period and a $39.8 million (24%) increase for the six month period was directly attributable to charges for an incentive stock plan. Approximately $2.9 million (3%) and $5.9 million (4%), respectively, was attributable to year 2000 remediation costs. As a percentage of revenues, selling, general and administrative expenses decreased 1% for the three month period and increased 7% for the six month period. Excluding the effects of the incentive stock plan and the year 2000 remediation costs, as a percentage of revenues such costs increased 2% for the three months ended June 30, 1999 and remained relatively constant for the six months ended June 30, 1999 as compared to the same periods in the prior year.

Depreciation and amortization expense increased $3.2 million (9%) and $7.0 million (10%), respectively, for the three and six months ended June 30, 1999 over the comparable periods in 1998 primarily due to depreciation on additional fixed assets.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Retail Electronics

The tables below set forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's retail electronics segment, Cablevision Electronics. The information presented is for the three months ended June 30, 1999 and 1998 and for the six months ended June 30, 1999 and the period from the date of the Wiz Transaction, February 9, 1998 through June 30, 1998.

                                                                Three Months Ended June 30,
                                                    --------------------------------------------------
                                                             1999                       1998
                                                    -----------------------    -----------------------
                                                                    % of                       % of
                                                      Amount      Revenues       Amount      Revenues
                                                      ------      --------       ------      --------
                                                                   (dollars in thousands)
Revenues ........................................   $ 136,331       100%       $ 100,416       100%
Cost of sales ...................................      92,417        68           85,202        85
Selling, general and administrative expenses ....      49,892        37           21,884        22
Depreciation and amortization ...................       1,502         1              424        --
                                                    ---------                  ---------
     Operating loss .............................   $  (7,480)       (6)%      $  (7,094)       (7)%
                                                    =========                  =========

                                                      Six Months Ended               Period Ended
                                                        June 30, 1999               June 30, 1998
                                                    -----------------------    -----------------------
                                                                    % of                       % of
                                                      Amount      Revenues       Amount      Revenues
                                                      ------      --------       ------      --------
                                                                   (dollars in thousands)
Revenues ........................................   $ 259,348       100%       $ 134,720       100%
Cost of sales ...................................     197,214        76          116,518        86
Selling, general and administrative expenses ....      80,658        31           31,682        24
Depreciation and amortization ...................       2,954         1            1,202         1
                                                    ---------                  ---------
     Operating loss .............................   $ (21,478)       (8)%      $ (14,682)      (11)%
                                                    =========                  =========

Revenues for the three and six months ended June 30, 1999 amounted to approximately $136.3 million and $259.3 million, respectively, compared to revenues of approximately $100.4 million for the three months ended June 30, 1998 and approximately $134.7 million for the period ended June 30, 1998. The revenues for the period ended June 30, 1998 include operations of Cablevision Electronics from the date of the Wiz Transaction, February 9, 1998, through June 30, 1998.

Cost of sales for the three and six months ended June 30, 1999 amounted to approximately $92.4 million and $197.2 million (68% and 76% of revenues), respectively. For the three months ended June 30, 1998 and for the period ended June 30, 1998, costs of sales amounted to $85.2 million and $116.5 million (85% and 86% of revenues), respectively. Such costs include the cost of merchandise sold, including freight costs incurred, as well as store occupancy and buying costs.

Selling, general and administrative expenses amounted to approximately $49.9 million and $80.7 million (37% and 31% of revenues) for the three and six months ended June 30, 1999,

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

respectively and $21.9 million and $31.7 million (22% and 24% of revenues) for the three months ended June 30, 1998 and from the date of the Wiz Transaction through June 30, 1998, respectively. Selling, general and administrative expenses consist of retail store expenses (excluding store occupancy costs), the salaries and commissions of sales personnel, the costs of advertising, the costs of operating the distribution center and corporate support functions other than buying.

Depreciation and amortization expense amounted to approximately $1.5 million and $3.0 million for the three and six months ended June 30, 1999, respectively and $.4 million and $1.2 million for the three months ended June 30, 1998 and from the date of the Wiz Transaction through June 30, 1998, respectively. Depreciation and amortization expense includes the depreciation of all property and equipment and the amortization of intangible assets which resulted from the Wiz Transaction.

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

The Unrestricted Group principally includes Rainbow Media, including Madison Square Garden, other companies engaged in certain development activities ("New Media"), Cablevision Electronics which acquired substantially all of the assets associated with 40 The Wiz consumer electronics store locations on February 9, 1998 and Cablevision Cinemas, LLC which owns the Company's motion picture theater assets.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The following table presents selected historical results of operations and other financial information related to the captioned groups or entities as of and for the six months ended June 30, 1999.

                                                                        Interest       Capital
                                         Revenues          AOCF*        Expense     Expenditures
                                         --------          -----        -------     ------------
                                                        (dollars in thousands)
Restricted Group** ..................   $ 1,025,245    $   445,888    $   189,711   $   296,095
New Media ...........................        32,719          1,260             66        37,745
Rainbow Media (including MSG
  and AMC) ..........................       587,650         74,847         26,036        24,837
Retail Electronics ..................       259,348        (16,802)         3,829        12,022
Other ...............................       (24,945)       (21,969)         3,916        10,151
                                        -----------    -----------    -----------   -----------
    Total ...........................   $ 1,880,017    $   483,224    $   223,558   $   380,850
                                        ===========    ===========    ===========   ===========

------------------
* Defined as operating income (loss) before depreciation and amortization and excluding incentive stock plan expense of $166,997 and the costs of year 2000 remediation of $16,373.

**    Includes the TCI Systems.

                                                        Restricted   Unrestricted
                                                           Group        Group        Total
                                                           -----        -----        -----
                                                                (dollars in thousands)
Debt and Redeemable Preferred Stock

Senior debt .........................................   $1,674,340   $       --   $1,674,340
Senior notes and debentures .........................    2,194,631           --    2,194,631
Subordinated notes and debentures ...................    1,048,443           --    1,048,443
                                                        ----------   ----------   ----------
                                                         4,917,414           --    4,917,414
                                                        ----------   ----------   ----------

Redeemable preferred stock of CSC Holdings ..........    1,328,359           --    1,328,359

Rainbow Media:
    RMHI senior debt ................................           --       63,410       63,410
    AMC senior debt .................................           --      295,881      295,881
    MSG senior debt .................................           --      420,000      420,000
                                                        ----------   ----------   ----------
       Total Rainbow Media debt .....................           --      779,291      779,291
                                                        ----------   ----------   ----------

Retail Electronics debt .............................           --       73,827       73,827

Other debt ..........................................           --       25,197       25,197
                                                        ----------   ----------   ----------

       Total debt and redeemable preferred stock ....   $6,245,773   $  878,315   $7,124,088
                                                        ==========   ==========   ==========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Restricted Group

The Company believes that, for the Restricted Group, internally generated funds, together with funds available under the Restricted Group's Credit Agreement, will be sufficient through 2000 to fund its required spending. Planned acceleration of the Company's plant upgrade, combined with additional amounts in respect of the start up and operation of new businesses, such as high speed internet access and digital video services, the expansion of residential telephone services and the roll out of non-Long Island based commercial telephone services, as well as additional investments or acquisitions, will require raising additional capital. The Company may obtain the requisite funds through assets sales, the monetization of certain investments, the issuance of trust preferred securities and/or the incurrence of additional indebtedness. If the additional capital were raised primarily through indebtedness, the Company would require a waiver of certain financial covenants under the Restricted Group's credit agreement. There can be no assurances that such a waiver could be obtained. However, it is the Company's intent to obtain any such additional capital in a manner that does not adversely affect its debt ratings.

In July 1999, the Company issued $500 million face amount of 8 1/8% Senior Notes due 2009. The net proceeds of $491 million were used to repay outstanding borrowings under CSC Holdings' credit facility.

CSC Holdings and certain other subsidiaries of the Company have a $2.2 billion revolving credit facility maturing in March 2007 consisting of a $1 billion CSC Holdings credit facility and a $1.2 billion MFR credit facility for its New Jersey cable operations.

On August 4, 1999, the Restricted Group had total usage under its existing credit agreement (including the MFR credit facility) of $1.2 billion and letters of credit of $36.5 million issued on behalf of CSC Holdings. Unrestricted and undrawn funds available to the Restricted Group amounted to approximately $944.5 million as of August 4, 1999.

                                        ----------------------------------------
                                                    As of August 4, 1999
                                                       (in thousands)
                                        ----------------------------------------
                                           CSC
                                         Holdings          MFR          Total
                                        ----------     ----------     ----------

Total facility                          $1,000,000     $1,200,000     $2,200,000

Outstanding debt                           399,000        820,000      1,219,000

Outstanding letters of credit               36,453             --         36,453
                                        ----------     ----------     ----------

     Availability                       $  564,547     $  380,000     $  944,547
                                        ==========     ==========     ==========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The Credit Agreement contains certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the Restricted Group to maintain certain financial ratios and restricting the permitted uses of borrowed funds. As of August 4, 1999, CSC Holdings had entered into interest exchange (swap) agreements with several of its banks for a notional amount of $225 million, on which CSC Holdings pays a fixed rate of interest and receives a variable rate of interest for specified periods, with an average maturity of 7 months. The average effective annual interest rate on all Restricted Group bank debt outstanding as of August 4, 1999 was approximately 6.3%.

TCI Systems

In May 1998, the TCI Systems entered into an $800 million credit facility which was reduced by $100 million in July 1998.

On April 4, 1999, the TCI Systems were transferred to CSC Holdings. The commitments under the TCI facility were terminated and the balance outstanding was repaid on April 5, 1999 from borrowings under the MFR credit facility.

Rainbow Media

RMHI/AMC

Rainbow Media has a $300 million non-amortizing revolving credit facility maturing on December 31, 2000, of which $20 million is restricted for specific purposes. Of the $280 million balance of the facility, a further $180 million is restricted to provide for repayment of a like amount of inter-company borrowings from Regional Programming Partners ("RPP") as described below. As of August 4, 1999, there were outstanding borrowings of $39 million, leaving a balance of $61 million available to Rainbow Media under the credit facility as of that date.

On May 12, 1999, American Movie Classics, a wholly-owned subsidiary of Rainbow Media, closed on a new $425 million credit facility consisting of a $200 million reducing revolving credit facility and a $225 million amortizing term loan, both of which mature on March 31, 2006. The amount of the available commitment under the revolver will not begin to be reduced until June 2004. On May 12, 1999, American Movie Classics distributed to its parent, Rainbow Media, approximately $97 million, which Rainbow Media used to repay outstanding borrowings plus interest and fees under its credit facility. As of August 4, 1999, American Movie Classics had outstanding borrowings of $281 million, leaving unrestricted funds available of $144 million.

Both credit facilities contain certain financial covenants that may limit the ability to utilize all of the undrawn funds available, including covenants requiring that certain financial ratios be maintained.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The Company believes that for Rainbow Media and its wholly-owned subsidiaries, which includes American Movie Classics, internally generated funds, together with funds available under their credit agreements will be sufficient through 2000 to meet its projected funding requirements. Repayment of Rainbow Media's credit facility at maturity may be met by refinancing the credit facility or funds provided by other sources, including, without limitation, the Company. There can be no assurance that Rainbow Media will be able to obtain refinancing or funds from other sources on acceptable terms or at all.

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

MSG

MSG has a $500 million revolving credit facility maturing on December 31, 2004 (the "MSG Credit Facility"). As of August 4, 1999, outstanding debt under the MSG Credit Facility was $410 million. In addition, MSG had outstanding letters of credit of $3.3 million resulting in unrestricted and undrawn funds available of $86.7 million. The MSG Credit Facility contains certain financial covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring MSG to maintain certain financial ratios. The Company believes that for MSG, internally generated funds, together with funds available under its existing credit agreement, will be sufficient to meet its projected funding requirements through 2000.

Garden Programming, LLC, an unrestricted subsidiary of MSG, has a $20 million term loan maturing on July 11, 2002. Garden Programming, LLC has in turn made a $40 million loan to an unrelated entity, maturing on November 1, 2011.

Retail Electronics

Cablevision Electronics has a $110 million stand alone revolving credit facility. Under the terms of the credit facility, the total amount of borrowings available to Cablevision Electronics is subject to an availability calculation based on a percentage of eligible inventory. On August 4, 1999, total outstanding debt under the credit facility was $73.2 million with $3.1 million in additional availability, based on the level of inventory as of that date. CSC Holdings' investment in Cablevision Electronics was approximately $87.9 million at June 30, 1999. Cablevision

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Electronics has received other financial support of approximately $54.4 million, through August 4, 1999, in the form of letters of credit, guarantees and intercompany loans primarily in respect of Cablevision Electronics' inventory purchases.

The Company believes that Cablevision Electronics will require additional financial support from CSC Holdings in respect of planned increases in inventory purchases and other requirements through 2000 and that funds available under Cablevision Electronics' credit agreement, together with this additional financial support, will be sufficient to meet its projected funding requirements through 2000.

Cablevision Cinemas, LLC

Cablevision Cinemas, LLC has a $15 million revolving credit bank facility maturing on June 30, 2003. As of August 4, 1999, there was $7 million outstanding under this bank facility.

In February 1999, Cablevision Cinemas, LLC completed the previously announced acquisition of a motion picture theater from Loews for an aggregate purchase price of approximately $21.8 million which was funded by an equity contribution from CSC Holdings. In addition, Cablevision Cinemas, LLC acquired certain other movie theaters for an additional $5.8 million from its available funds.

The Company believes that for Cablevision Cinemas, LLC, internally generated funds, together with funds available under the existing credit agreement, will be sufficient to meet its projected funding requirements through 2000.

Operating Activities

Net cash used in operating activities amounted to $8.7 million for the six months ended June 30, 1999 compared to net cash provided by operating activities of $62.4 million for the six months ended June 30, 1998. The 1999 cash used in operating activities consisted primarily of a net loss of $406.5 million and a net decrease in cash resulting from changes in assets and liabilities of $78.4 million, partially offset by depreciation and amortization of $415.2 million and other non-cash items of $61.0 million.

The 1998 cash provided by operating activities of $62.4 million consisted primarily of approximately $101.2 million of income before depreciation, amortization and other non-cash items, offset by changes in assets and liabilities of $38.8 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 1999 was $524.3 million compared to net cash used in investing activities of $4.8 million for the six months ended June 30, 1998. The 1999 investing activities consisted of $380.9 million of capital expenditures, $114.4 million of payments for acquisitions and other items of $39.9 million, partially offset by proceeds from the sale of marketable securities of $10.9 million.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Net cash used in investing activities for the six months ended June 30, 1998 of $4.8 million consisted of net proceeds of $440.2 million from the sale of programming interests and cable assets, partially offset by $258.8 million of capital expenditures, $165.9 million of payments for acquisitions and other items of $20.3 million.

Financing Activities

Net cash provided by financing activities amounted to $417.5 million for the six months ended June 30, 1999 compared to net cash used in financing activities of $294.8 million for the six months ended June 30, 1998. In 1999, the Company's financing activities consisted primarily of additional bank borrowings of $424.2 million, partially offset by other items aggregating $6.7 million.

Net cash used in financing activities of $294.8 million for the six months ended June 30, 1998 consisted primarily of the net repayment of bank debt, subordinated notes and senior debt of $384.5 million, the repayment of an obligation to a related party of $197.2 million, the redemption of preferred stock of subsidiary of $9.4 million and other net cash payments aggregating $.3 million, partially offset by $296.6 million derived from the issuance of senior debentures.

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

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

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

Phase Two - Inventory and Assessment - This phase consisted of the Company's efforts to identify all of the information technology ("IT") and non-IT systems used in each area of its businesses. Each identified system has been assessed for its criticality to the Company's businesses and assigned a criticality rating on a five point scale. We continue to assess the criticality of these systems to reflect changes in the business environment and greater understanding of potential Y2K impacts. The scale consists of (1) "Critical" (required for continued operation); (2) "High" (major business impact); (3) "Medium" (significant business impact); (4) "Low" (minor business impact); and (5) "Minimal" (insignificant or no business impact). Additionally, during this phase the Company contacted the vendors of each of its systems to determine which systems are Y2K compliant or non-compliant. Based upon its Phase Two review, which was substantially completed during the third fiscal quarter of 1998, the Company believes that approximately 35% of its IT and non-IT systems may be non-compliant and that approximately 65% of these non-compliant systems are of a criticality rating of (3) "Medium" (significant business impact) or above.

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

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Phase Six - Implementation - During this phase, all of the Company's remediated and tested systems will be redeployed.

The completion of phases across the Company's businesses is not expected to occur sequentially. As the Company will focus initially on its most critical systems, it is likely that a number of critical systems will be in Phases Four and Five, while less critical systems are in Phase Three. It is the Company's goal that substantially all IT and non-IT systems with a criticality rating of 1, 2, 3 and 4 will be tested and implemented by the end of the third fiscal quarter of 1999. There can be no assurance that the Company will be successful in achieving this goal.

Costs of Compliance - Because the Company is still in the process of analyzing remediation methods for non-compliant systems, and has not completed testing of compliant or non-compliant systems, it is not possible to predict with certainty the costs that will be incurred in connection with the Y2K program. Further, in many cases, the Company planned to replace or upgrade certain non-compliant systems irrespective of Y2K compliance issues. In such cases the portion of such expenditure attributable to Y2K issues is often not reasonably determinable. Based on its review to date, the Company believes that the costs associated with its Y2K program, including costs of replacing or upgrading non-compliant systems that were not already scheduled to be replaced or upgraded, accelerating programs that were already contemplated specifically for the purpose of addressing Y2K issues, and including both internal and external resources, may range between $40 to $60 million for its existing businesses. This estimate includes amounts for the Company's telecommunications systems, including cable, modem and telephone, for Rainbow Media's programming operations, for Madison Square Garden including the arena, its professional sports teams, its cable television networks, and for Radio City Entertainment, for The Wiz, for Cablevision Cinemas and for corporate and company-wide needs. For the six months ended June 30, 1999, the Company recorded approximately $16.3 million of expenses relating to Y2K remediation. Additionally, through June 30, 1999, the Company incurred $2.6 million of capital expenditures. In 1998, the Company recorded approximately $7.6 million of expenses relating to Y2K remediation. There can be no assurance that actual expenditures will not deviate from these estimates and that the amount of such deviation will not be material. Such expenditures are expected to be funded from cash flow from operations and borrowings.

Risks of the Company's Y2K Issues - Many of the IT and non-IT systems that are necessary for the continued operation of the Company's businesses are dependent upon components that may not be Y2K compliant. While the Company's Y2K compliance program is designed to identify and remediate these systems in order to avoid interruption of its operations, there can be no assurance that it will be able to identify all non-compliant systems or successfully remediate all those that are identified. Failure of IT or non-IT systems that are necessary for the operation of the Company's businesses, including, without limitation, its billing systems, addressable controller and converter systems, purchasing, finance and inventory systems, marketing databases and point of sale systems, could have a material adverse effect on the Company.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The Company is dependent upon third-party products and services, such as utility services and programming uplinks, for the operation of its businesses. While, as part of the Inventory and Assessment phase of its Y2K program, the Company has contacted third party product and service providers to ascertain whether Y2K compliance issues may exist, it has in many cases not received assurances from such suppliers. Moreover, in most cases, the Company does not have the ability to verify any assurances it does receive from third party suppliers. If critical IT or non-IT systems used by such third party suppliers fail as a result of a Y2K compliance issue, and as a result of such failure the ability of such supplier to continue to provide such product or service to the Company is interrupted, the Company's ability to continue to provide services to its customers may be interrupted. Such an interruption could have a material adverse effect on the Company. The Company has developed contingency plans to address those risks, with major risk areas identified and initial plans completed. Refinement of those contingency plans will continue throughout 1999, as information about the potential risks is received. There can be no assurance that any such plan would resolve such problems in a satisfactory manner. In addition to the risks associated with failure of IT systems due to Y2K problems, the failure of non-IT systems would pose significant risks to the Company. For example, the Company and its subsidiaries operate facilities for both employees and the public. Failure of the non-IT systems at such facilities could result in health and safety risks that could lead to the closure or unavailability of such facilities. This could result in lost revenues to the Company and the risk of actions against the Company if the businesses of others are disrupted. Also, the failure of such non-IT systems could result in injury to individuals which could expose the Company to actions on, by, or on behalf of such individuals.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

                           Part II. Other Information


Item 1.     Legal Proceedings

            The Company is party to various lawsuits, some involving substantial amounts. Management does not believe that such lawsuits will have a material adverse impact on the financial position of the Company.

Item 4.     Submission of Matters to a Vote of Security-Holders.

            The Company's Annual Meeting of Shareholders was held on June 17, 1999.

            The following matters were voted upon at the Company's Annual Meeting of Shareholders, indicating the number of votes cast for and against as well as the number of abstentions:

            Election of Directors:

                  Class A Directors:

                         Charles D. Ferris:        For:              97,509,705
                                                   Votes withheld:    1,350,995
                         Richard H. Hochman:       For:              98,474,639
                                                   Votes withheld:      386,061
                         Victor Oristano:          For:              98,656,468
                                                   Votes withheld:      204,232
                         Vincent Tese:             For:              95,539,148
                                                   Votes withheld:    1,321,552

                  Class B Directors:

                         William J. Bell                   For:     430,128,360
                         Charles F. Dolan                  Against:          --
                         James L. Dolan
                         Patrick F. Dolan
                         Thomas C. Dolan
                         William R. Fitzgerald
                         Leo J. Hindery, Jr.
                         Robert S. Lemle
                         Marc A. Lustgarten
                         Sheila A. Mahony
                         John Tatta

            Each nominee for election by the Class B common stockholders received the same vote as indicated above.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

      Amendment to Certificate of Incorporation to Authorize Additional Common Shares

          Class A Common Stock:                     For:              70,820,921
                                                    Against:          27,974,441
                                                    Abstain:              65,338

          Class B Common Stock:                     For:             430,128,360
                                                    Against:                  --
                                                    Abstain:                  --

         Ratification and approval of KPMG LLP

         Class A Common Stock:                      For:              98,764,466
                                                    Against:              57,826
                                                    Abstain:              38,408

         Class B Common Stock:                      For:             430,128,360
                                                    Against:                  --
                                                    Abstain:                  --

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits.

                  The index to exhibits is on page 47.

            (b) The Company has not filed any Current Reports on Form 8-K with the Commission during the quarter for which this report is filed.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                      Six Months Ended             Three Months Ended
                                                          June 30,                      June 30,
                                                 --------------------------    --------------------------
                                                     1999           1998           1999           1998
                                                 -----------    -----------    -----------    -----------
Revenues .....................................   $ 1,880,017    $ 1,480,918    $   946,309    $   805,190
                                                 -----------    -----------    -----------    -----------

Operating expenses:
   Technical and operating ...................       757,131        628,804        355,250        316,400
   Cost of sales .............................       197,214        116,518         92,417         85,202
   Selling, general and
      administrative .........................       625,818        408,555        297,194        211,966
   Depreciation and amortization .............       415,172        318,946        209,719        172,367
                                                 -----------    -----------    -----------    -----------
                                                   1,995,335      1,472,823        954,580        785,935
                                                 -----------    -----------    -----------    -----------

           Operating profit (loss) ...........      (115,318)         8,095         (8,271)        19,255
                                                 -----------    -----------    -----------    -----------

Other income (expense):
   Interest expense ..........................      (223,558)      (211,531)      (114,266)      (113,557)
   Interest income ...........................         4,860         13,262          1,981          6,533
   Equity in net loss of affiliates ..........        (4,360)       (14,893)          (965)        (1,028)
   Gain on sale of programming interests
      and cable assets, net ..................            --        141,488             --          4,220
   Write off of deferred financing costs .....        (4,406)        (1,616)        (4,406)        (1,616)
   Provision for preferential payment to
      related party ..........................            --           (980)            --             --
   Minority interests ........................        30,415          9,096          5,191          9,014
   Miscellaneous, net ........................        (7,437)       (13,988)        (3,264)        (5,779)
                                                 -----------    -----------    -----------    -----------
                                                    (204,486)       (79,162)      (115,729)      (102,213)
                                                 -----------    -----------    -----------    -----------

Net loss .....................................      (319,804)       (71,067)      (124,000)       (82,958)

Dividend requirements applicable to
   preferred stock ...........................       (86,690)       (79,088)       (43,847)       (39,993)
                                                 -----------    -----------    -----------    -----------

Net loss applicable to common shareholder ....   $  (406,494)   $  (150,155)   $  (167,847)   $  (122,951)
                                                 ===========    ===========    ===========    ===========

                           See accompanying notes to
                  condensed consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                June 30,   December 31,
ASSETS                                                            1999         1998
                                                                  ----         ----
Cash and cash equivalents ..................................   $   58,289   $  173,826

Accounts receivable trade (less allowance for
   doubtful accounts of $38,932 and $34,377) ...............      205,937      197,726

Notes and other receivables ................................      170,874      188,455

Inventory, prepaid expenses and other assets ...............      200,342      206,073

Property, plant and equipment, net .........................    2,689,362    2,506,834

Investments in affiliates ..................................      290,330      276,231

Advances to affiliates .....................................       34,913       36,927

Feature film inventory .....................................      289,738      293,310

Net assets held for sale ...................................       11,867       11,006

Franchises, net of accumulated amortization
   of $733,271 and $640,735 ................................      758,118      850,653

Affiliation and other agreements, net of accumulated
   amortization of $208,383 and $181,928 ...................      183,195      206,456

Excess costs over fair value of net assets acquired
   and other intangible assets, net of accumulated
   amortization of $837,909 and $775,557 ...................    1,982,375    2,003,128

Deferred financing, acquisition and other costs, net of
   accumulated amortization of $45,064 and $41,882 .........      101,069      110,400
                                                               ----------   ----------
                                                               $6,976,409   $7,061,025
                                                               ==========   ==========

                           See accompanying notes to
                  condensed consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)


                                                                               June 30,     December 31,
LIABILITIES AND STOCKHOLDER'S DEFICIENCY                                         1999           1998
                                                                                 ----           ----
Accounts payable .........................................................   $   411,030    $   423,039
Accrued liabilities ......................................................       948,659        883,841
Feature film and contract obligations ....................................       319,202        373,722
Deferred revenue .........................................................       240,367        334,213
Bank debt ................................................................     2,475,714      2,051,549
Senior notes and debentures ..............................................     2,194,631      2,194,443
Subordinated notes and debentures ........................................     1,048,443      1,048,375
Capital lease obligations and other debt .................................        76,941         63,241
                                                                             -----------    -----------
   Total liabilities .....................................................     7,714,987      7,372,423
                                                                             -----------    -----------

Minority interests .......................................................       624,965        719,007
                                                                             -----------    -----------

Series H Redeemable Exchangeable Preferred Stock .........................       386,706        364,953
                                                                             -----------    -----------

Series M Redeemable Exchangeable Preferred Stock .........................       941,653        891,386
                                                                             -----------    -----------

Commitments and contingencies

Stockholder's deficiency:
    Series A Cumulative Convertible Preferred Stock,
        200,000 shares authorized, none issued ...........................            --             --
    Series B Cumulative Convertible Preferred Stock,
        200,000 shares authorized, none issued ...........................            --             --
    8% Series D Cumulative Preferred Stock, $.01 par value,
        112,500 shares authorized, none issued ($100 per share
        liquidation preference) ..........................................            --             --
    8-1/2% Series I Cumulative Convertible Exchangeable Preferred
        Stock, $.01 par value, 1,380,000 shares authorized and issued
        ($250 per share liquidation preference) ..........................            14             14
    Common Stock, $1.00 par value, 1,000 shares authorized,
        1,000 shares issued ..............................................             1              1
    Paid-in capital ......................................................       756,331        754,995
    Accumulated deficit ..................................................    (3,448,248)    (3,041,754)
                                                                             -----------    -----------
    Total stockholder's deficiency .......................................    (2,691,902)    (2,286,744)
                                                                             -----------    -----------
                                                                             $ 6,976,409    $ 7,061,025
                                                                             ===========    ===========

                           See accompanying notes to
                  condensed consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                             (Dollars in thousands)
                                   (Unaudited)

                                                                               1999          1998
                                                                           -----------    -----------
Cash flows from operating activities:
   Net loss ............................................................   $  (319,804)   $   (71,067)
                                                                           -----------    -----------
Adjustments to reconcile net loss to net cash
   provided by operating activities:
      Depreciation and amortization ....................................       415,172        318,946
      Equity in net loss of affiliates .................................         4,360         14,893
      Minority interests ...............................................       (30,415)        (9,096)
      Gain on sale of programming interests and cable assets ...........            --       (141,488)
      Gain on sale of marketable securities ............................       (10,861)            --
      Write off of investment in affiliate .............................        15,100             --
      Write off of deferred financing costs ............................         4,406          1,616
      Amortization of deferred financing costs .........................         4,042          3,713
      Amortization of debenture discount ...............................           256            221
      (Gain) loss on sale of equipment .................................         2,115         (1,802)
      Changes in assets and liabilities, net of effects of
          acquisitions and dispositions ................................       (71,525)       (44,152)
                                                                           -----------    -----------
   Net cash provided by operating activities ...........................        12,846         71,784
                                                                           -----------    -----------
Cash flows from investing activities:
   Net proceeds from sale of programming interests and cable assets ....            --        440,177
   Payments for acquisitions, net of cash acquired .....................      (114,447)      (154,266)
   Proceeds from sale of marketable securities .........................        10,861             --
   Capital expenditures ................................................      (380,850)      (258,849)
   Proceeds from sale of plant and equipment ...........................           431          9,705
   Additions to intangible assets ......................................        (5,420)       (12,643)
   Increase in investments in affiliates, net ..........................       (33,559)       (17,352)
                                                                           -----------    -----------
      Net cash provided by (used in) investing activities ..............      (522,984)         6,772
                                                                           -----------    -----------
Cash flows from financing activities:
   Proceeds from bank debt .............................................     1,873,047      3,808,751
   Repayment of bank debt ..............................................    (1,448,882)    (3,929,748)
   Repayment of senior debt ............................................            --       (112,500)
   Repayment of subordinated notes payable .............................            --       (151,000)
   Issuance of senior notes and debentures .............................            --        296,571
   Dividends applicable to preferred stock .............................       (14,670)       (14,670)
   Issuance of common stock ............................................            --          2,444
   Decrease in obligation to related party .............................            --       (197,183)
   Payments of capital lease obligations and other debt ................        (9,072)        (5,642)
   Additions to deferred financing and other costs .....................        (5,822)        (3,338)
   Redemption of preferred stock .......................................            --         (9,409)
                                                                           -----------    -----------
      Net cash provided by (used in) financing activities ..............       394,601       (315,724)
                                                                           -----------    -----------
Net decrease in cash and cash equivalents ..............................      (115,537)      (237,168)
Cash and cash equivalents at beginning of year .........................       173,826        410,141
                                                                           -----------    -----------
Cash and cash equivalents at end of period .............................   $    58,289    $   172,973
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

In April 1999, Cablevision Systems Corporation contributed certain cable television systems acquired from Tele-Communications, Inc. (the "TCI Systems") on March 4, 1998 to the Company. This transaction was accounted for in a manner similar to a pooling of interests, whereby the assets and liabilities of the TCI Systems were recorded at historical book value (net assets of $509,574). Prior period consolidated financial statements of the Company have been restated to include the financial position and results of operations of the TCI Systems from March 4, 1998.

Note 2. Responsibility for Interim Financial Statements

The financial statements as of and for the three and six month periods ended June 30, 1999 and 1998 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

Note 4. Loss Per Common Share

Net loss per common share for the three and six months ended June 30, 1999 and 1998 is not presented since the Company is a wholly owned subsidiary of Cablevision Systems Corporation.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

Note 5. Cash Flows

For purposes of the condensed consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The Company paid cash interest expense of approximately $204,780 and $199,128 for the six months ended June 30, 1999 and 1998, respectively. The Company's noncash financing and investing activities for the six months ended June 30, 1999 and 1998 included capital lease obligations of $22,772 and $4,699, respectively, incurred when the Company entered into leases for new equipment, preferred stock dividend requirements of $72,020 and $64,418, respectively, the issuance of common stock valued at $4,848 to redeem certain limited partnership interests in a subsidiary of the Company in 1998, and the receipt of warrants from At Home Corporation valued at $74,788 in 1998.

Note 6. Acquisitions

At various times in 1999, the Company acquired interests in the real property and assets specifically related to certain movie theaters for an aggregate purchase price of approximately $27,600. The acquisitions were accounted for as a purchase with the operations of the acquired theaters being consolidated with those of the Company as of the acquisition dates. The purchase price will be allocated to the specific assets acquired when an independent appraisal is obtained.

In April 1999, ITT Corporation ("ITT") exercised its second put for the remainder of its minority interest in Madison Square Garden and settled certain matters between the parties for a payment of $87,000.

Note 7. At Home

As of June 30, 1999 and 1998, deferred revenue derived from the receipt of At Home warrents, net of amortization taken, amounted to approximately $187,245 and $234,657, respectively. For the six months ended June 30, 1999 and 1998, the Company recognized approximately $25,068 and $13,477, respectively, of this deferred revenue.

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

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

                                    Six Months Ended June 30,     Three Months Ended June 30,
                                    -------------------------     ---------------------------
                                        1999           1998           1999           1998
                                        ----           ----           ----           ----
Revenues

Telecommunication Services ......   $ 1,057,964    $   885,354    $   532,474    $   486,499
Rainbow Media ...................       587,650        502,080        289,055        240,604
Retail Electronics ..............       259,348        134,720        136,331        100,416
All Other .......................        39,085            164         20,778            176
Intersegment Eliminations .......       (64,030)       (41,400)       (32,329)       (22,505)
                                    -----------    -----------    -----------    -----------
           Total ................   $ 1,880,017    $ 1,480,918    $   946,309    $   805,190
                                    ===========    ===========    ===========    ===========

                                    Six Months Ended June 30,     Three Months Ended June 30,
                                    -------------------------     ---------------------------
                                        1999           1998           1999           1998
                                        ----           ----           ----           ----
Adjusted Operating Cash Flow

Telecommunication Services ......   $   447,148    $   351,449    $   228,790    $   200,122
Rainbow Media ...................        74,847         61,542         46,597         28,812
Retail Electronics ..............       (16,802)       (13,480)        (5,497)        (6,670)
All Other .......................       (21,969)        (1,117)       (13,983)          (605)
                                    -----------    -----------    -----------    -----------
           Total ................   $   483,224    $   398,394    $   255,907    $   221,659
                                    ===========    ===========    ===========    ===========

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:

                                                                    Six Months Ended             Three Months Ended
                                                                    ----------------             ------------------
                                                                        June 30,                      June 30,
                                                                        --------                      --------
                                                                   1999           1998           1999           1998
                                                                   ----           ----           ----           ----
Revenue
Total revenue for reportable segments ......................   $ 1,904,962    $ 1,522,154    $   957,860    $   827,519
Other revenue and intersegment eliminations ................       (24,945)       (41,236)       (11,551)       (22,329)
                                                               -----------    -----------    -----------    -----------
       Total consolidated revenue ..........................   $ 1,880,017    $ 1,480,918    $   946,309    $   805,190
                                                               ===========    ===========    ===========    ===========

Adjusted Operating Cash Flow to Net Loss
Total adjusted operating cash flow for
       reportable segments .................................   $   505,193    $   399,511    $   269,890    $   222,264
Other adjusted operating cash flow deficit .................       (21,969)        (1,117)       (13,983)          (605)
Items excluded from adjusted operating cash flow:
       Depreciation and amortization .......................      (415,172)      (318,946)      (209,719)      (172,367)
       Incentive stock plan expense ........................      (166,997)       (71,353)       (45,658)       (30,037)
       Year 2000 remediation ...............................       (16,373)            --         (8,801)            --
       Interest expense ....................................      (223,558)      (211,531)      (114,266)      (113,557)
       Interest income .....................................         4,860         13,262          1,981          6,533
       Equity in net loss of affiliates ....................        (4,360)       (14,893)          (965)        (1,028)
       Gain on sale of programming interests and
            cable assets, net ..............................            --        141,488             --          4,220
       Write off of deferred financing costs ...............        (4,406)        (1,616)        (4,406)        (1,616)
       Provision for preferential payment to
            related party ..................................            --           (980)            --             --
       Minority interests ..................................        30,415          9,096          5,191          9,014
       Miscellaneous, net ..................................        (7,437)       (13,988)        (3,264)        (5,779)
                                                               -----------    -----------    -----------    -----------
                 Net loss ..................................   $  (319,804)   $   (71,067)   $  (124,000)   $   (82,958)
                                                               ===========    ===========    ===========    ===========

Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States.

The Company does not have a single external customer which represents 10 percent or more of its consolidated revenues.

Note 9. Financial Instruments

In July 1999, Cablevision Systems Corporation ("Cablevision") entered into a $100 million facility with a third party for Cablevision to acquire a beneficial interest in shares of its Class A

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

common stock through a forward swap contract facility that is available through June 2000 with a final maturity date for all executed swaps of February 2001. The terms of the facility provide for the settlement of any obligations of Cablevision thereunder either in cash or Cablevision's Class A common stock. Cablevision's obligation is guaranteed by the Company. Currently, there are no outstanding contracts under this facility.

Note 10. Recent Developments

In May 1999, the Company entered into an agreement with Cable T.V. of Tri-States, Inc., Matamoras Video Cable, Inc., Montague Cable Company, Inc. and Joseph Biondo for the purchase of cable television systems with approximately 4,500 subscribers located in the Port Jervis, New York area.

In May 1999, the Company and the New Jersey Devils professional hockey team entered into a non-binding letter of intent to form a joint venture to develop a hockey arena and an adjacent entertainment and shopping complex in Hoboken, New Jersey. No definitive documentation has been executed with respect to the proposed New Jersey arena and entertainment/shopping complex and there are no assurances that the necessary documentation will be executed or that this transaction will be consummated. It has not yet been determined whether the Company will be involved in the transaction, if the transaction is consummated.

In July 1999, the Company issued $500,000 principal amount of 8 1/8% Senior Notes due 2009 (the "Senior Notes"). The Senior Notes were issued at a discount of $2,330. The Senior Notes can not be redeemed by the Company prior to maturity.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In April 1999, Cablevision Systems Corporation contributed certain cable television systems acquired from Tele-Communications, Inc. (the "TCI Systems") on March 4, 1998 to the Company. This transaction was accounted for in a manner similar to a pooling of interests, whereby the assets and liabilities of the TCI Systems were recorded at historical book value. Prior period consolidated financial statements of the Company have been restated to include the financial position and results of operations of the TCI Systems from March 4, 1998. As a result, the operations of CSC Holdings are identical to the operations of Cablevision Systems Corporation, except for dividends attributable to the preferred stock of CSC Holdings which have been reported in minority interests in the consolidated financial statements of Cablevision Systems Corporation. Refer to Cablevision Systems Corporation's Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 12 through 32 of this Form 10-Q.

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


                                    CABLEVISION SYSTEMS CORPORATION
                                    CSC HOLDINGS, INC.


Date: August 16, 1999               /s/ William J. Bell
      ---------------------         --------------------------
                                    By: William J. Bell, as Vice Chairman,
                                        Director and Principal Financial Officer
                                        of Cablevision Systems Corporation and
                                        CSC Holdings, Inc.


Date: August 16, 1999               /s/ Andrew B. Rosengard
      ---------------------         ------------------------------
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