Form 10-Q
period 1999-09-30
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS INC
filed 1999-11-15
CIK 1053112, 784681

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1999
                                ------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to _________________

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

                  Cablevision Systems Corporation         Yes |X|   No |_|
                  CSC Holdings, Inc.                      Yes |X|   No |_|

Number of shares of common stock outstanding as of November 2, 1999:

            Cablevision Systems Corporation Class A Common Stock -   129,808,421
            Cablevision Systems Corporation Class B Common Stock -    43,126,836
            CSC Holdings, Inc. Common Stock -                              1,000

================================================================================

                                TABLE OF CONTENTS

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

       Item 1.   Financial Statements
                 Condensed Consolidated Statements of Operations -
                 Three and Nine Months ended September 30, 1999
                 and 1998 (unaudited)..........................................3

                 Condensed Consolidated Balance Sheets -
                 September 30, 1999 (unaudited) and December 31, 1998..........4

                 Condensed Consolidated Statements of Cash Flows -
                 Nine Months ended September 30, 1999 and 1998 (unaudited).....6

                 Notes to Condensed Consolidated Financial Statements
                 (unaudited)...................................................7

       Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations....................................12

PART II - OTHER INFORMATION...................................................33

CSC HOLDINGS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

       Item 1.   Financial Statements
                 Condensed Consolidated Statements of Operations -
                 Three and Nine Months ended September 30, 1999 and 1998
                 (unaudited)..................................................34

                 Condensed Consolidated Balance Sheets -
                 September 30, 1999 (unaudited) and December 31, 1998.........35

                 Condensed Consolidated Statements of Cash Flows -
                 Nine Months ended September 30, 1999 and 1998 (unaudited)....37

                 Notes to Condensed Consolidated Financial Statements
                 (unaudited)..................................................38

       Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations....................................43

PART II - OTHER INFORMATION...................................................44

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                  Nine Months Ended             Three Months Ended
                                                     September 30,                 September 30,
                                              --------------------------    --------------------------

                                                  1999           1998           1999           1998
                                              -----------    -----------    -----------    -----------
Revenues ..................................   $ 2,782,327    $ 2,287,789    $   902,310    $   806,871
                                              -----------    -----------    -----------    -----------

Operating expenses:
   Technical and operating ................     1,074,503        926,038        317,372        297,234
   Cost of sales ..........................       336,863        226,329        118,667        109,811
   Selling, general and
     administrative .......................       878,734        613,410        273,898        204,855
   Depreciation and amortization ..........       627,909        497,868        212,737        178,922
                                              -----------    -----------    -----------    -----------
                                                2,918,009      2,263,645        922,674        790,822
                                              -----------    -----------    -----------    -----------

         Operating profit (loss) ..........      (135,682)        24,144        (20,364)        16,049
                                              -----------    -----------    -----------    -----------

Other income (expense):
   Interest expense .......................      (344,075)      (317,969)      (120,517)      (106,438)
   Interest income ........................         6,937         20,016          2,077          6,754
   Equity in net loss of affiliates .......        (8,857)       (19,324)        (4,497)        (4,431)
   Gain on sale of programming interests
      and cable assets, net ...............            --        152,683             --         11,195
   Write off of deferred financing costs ..        (4,425)        (4,717)           (19)        (3,101)
   Provision for preferential payment to
     related party ........................            --           (980)            --             --
   Minority interests .....................       (88,796)       (94,570)       (32,521)       (24,578)
   Miscellaneous, net .....................        (9,659)       (23,052)        (2,222)        (9,064)
                                              -----------    -----------    -----------    -----------
                                                 (448,875)      (287,913)      (157,699)      (129,663)
                                              -----------    -----------    -----------    -----------

Net loss ..................................   $  (584,557)   $  (263,769)   $  (178,063)   $  (113,614)
                                              ===========    ===========    ===========    ===========

Basic and diluted net loss per common share   $     (3.84)   $     (1.90)   $     (1.17)   $      (.75)
                                              ===========    ===========    ===========    ===========

Average number of common shares
   outstanding (in thousands) .............       152,081        139,030        152,461        150,609
                                              ===========    ===========    ===========    ===========

                            See accompanying notes to
                  condensed consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                September 30,    December 31,
                                                                    1999             1998
                                                                    ----             ----
         ASSETS                                                  (unaudited)
Cash and cash equivalents ....................................   $   65,443       $  173,826

Accounts receivable trade (less allowance for doubtful
   accounts of $40,363 and $34,377) ..........................      204,834          197,726

Notes and other receivables ..................................      168,262          188,455

Inventory, prepaid expenses and other assets .................      243,596          206,073

Property, plant and equipment, net ...........................    2,800,716        2,506,834

Investments in affiliates ....................................      284,380          276,231

Advances to affiliates .......................................       46,654           36,964

Feature film inventory .......................................      298,017          293,310

Net assets held for sale .....................................       13,949           11,006

Franchises, net of accumulated amortization of
   $779,352 and $640,735 .....................................      712,037          850,653

Affiliation and other agreements, net of accumulated
   amortization of $221,689 and $181,928 .....................      169,889          206,456

Excess costs over fair value of net assets acquired and
   other intangible assets, net of accumulated amortization of
   $869,891 and $775,557 .....................................    1,958,870        2,003,128

Deferred financing, acquisition and other costs, net of
   accumulated amortization of $47,921 and $41,882 ...........      116,656          110,400
                                                                 ----------       ----------
                                                                 $7,083,303       $7,061,062
                                                                 ==========       ==========

                             See accompanying notes
                 to condensed consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (continued)

                                                               September 30,   December 31,
                                                                   1999            1998
                                                                   ----            ----
         LIABILITIES AND STOCKHOLDERS' DEFICIENCY               (unaudited)
Accounts payable ............................................   $   399,092    $   423,039
Accrued liabilities .........................................     1,004,392        885,488
Feature film and contract obligations .......................       332,521        373,722
Deferred revenue ............................................       348,453        334,213
Bank debt ...................................................     2,047,111      2,051,549
Senior notes and debentures .................................     2,692,430      2,194,443
Subordinated notes and debentures ...........................     1,048,476      1,048,375
Capital lease obligations and other debt ....................        93,585         63,241
                                                                -----------    -----------
   Total liabilities ........................................     7,966,060      7,374,070
                                                                -----------    -----------

Minority interests ..........................................       613,724        719,007
                                                                -----------    -----------

Preferred stock of CSC Holdings, Inc. .......................     1,684,958      1,579,670
                                                                -----------    -----------

Commitments and contingencies

Stockholders' deficiency:
   Preferred Stock, $.01 par value, 10,000,000 shares
        authorized, none issued .............................            --             --
   Class A Common Stock, $.01 par value, 200,000,000 shares
        authorized, 109,611,552 and 108,267,606 shares issued         1,096          1,083
   Class B Common Stock, $.01 par value, 80,000,000 shares
        authorized, 43,126,836 and 43,226,836 shares issued .           431            432
   Paid-in capital ..........................................       401,785        386,495
   Accumulated deficit ......................................    (3,584,252)    (2,999,695)
                                                                -----------    -----------
                                                                 (3,180,940)    (2,611,685)
   Treasury stock, at cost (7,118 shares) ...................          (499)            --
                                                                -----------    -----------
   Total stockholders' deficiency ...........................    (3,181,439)    (2,611,685)
                                                                -----------    -----------
                                                                $ 7,083,303    $ 7,061,062
                                                                ===========    ===========

                             See accompanying notes
                 to condensed consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (Dollars in thousands)
                                   (Unaudited)

                                                                          1999           1998
                                                                      -----------    -----------
Cash flows from operating activities:
   Net loss .......................................................   $  (584,557)   $  (263,769)
                                                                      -----------    -----------
Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation and amortization ................................       627,909        497,868
     Equity in net loss of affiliates .............................         8,857         19,324
     Minority interests ...........................................        66,886         72,563
     Gain on sale of programming interests and cable assets .......            --       (152,683)
     Gain on sale of marketable securities ........................       (10,861)            --
     Write off of investment in affiliate .........................        15,100             --
     Write off of deferred financing costs ........................         4,425          4,717
     Amortization of deferred financing costs .....................         6,212          5,875
     Amortization of debenture discount ...........................           418            347
     (Gain) loss on sale of equipment .............................         3,269         (1,136)
     Changes in assets and liabilities, net of effects of
         acquisitions and dispositions ............................        23,197         98,020
                                                                      -----------    -----------
     Net cash provided by operating activities ....................       160,855        281,126
                                                                      -----------    -----------
Cash flows from investing activities:
   Net proceeds from sale of programming interests and cable assets            --        437,543
   Payments for acquisitions, net of cash acquired ................      (114,447)      (165,980)
   Proceeds from sale of marketable securities ....................        10,861             --
   Capital expenditures ...........................................      (595,429)      (387,013)
   Proceeds from sale of plant and equipment ......................           722          8,579
   Additions to intangible assets .................................        (7,740)       (14,822)
   Increase in investments in affiliates, net .....................       (32,106)       (21,668)
                                                                      -----------    -----------
     Net cash used in investing activities ........................      (738,139)      (143,361)
                                                                      -----------    -----------
Cash flows from financing activities:
   Proceeds from bank debt ........................................     3,033,291      4,445,647
   Repayment of bank debt .........................................    (3,037,729)    (5,651,865)
   Repayment of senior debt .......................................            --       (112,500)
   Repayment of subordinated notes payable ........................            --       (151,000)
   Issuance of senior notes and debentures ........................       497,670      1,296,076
   Issuance of common stock .......................................        11,024         10,699
   Purchase of treasury stock .....................................          (499)            --
   Decrease in obligation to related party ........................            --       (197,183)
   Payments of capital lease obligations and other debt ...........       (15,407)        (8,913)
   Additions to deferred financing and other costs ................       (19,449)       (19,690)
   Redemption of preferred stock of CSC Holdings, Inc. ............            --         (9,410)
                                                                      -----------    -----------
     Net cash provided by (used in) financing activities ..........       468,901       (398,139)
                                                                      -----------    -----------
Net decrease in cash and cash equivalents .........................      (108,383)      (260,374)
Cash and cash equivalents at beginning of year ....................       173,826        410,141
                                                                      -----------    -----------
Cash and cash equivalents at end of period ........................   $    65,443    $   149,767
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

Note 3. Responsibility for Interim Financial Statements

The financial statements as of and for the three and nine month periods ended September 30, 1999 and 1998 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

Note 6. Cash Flows

For purposes of the condensed consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The Company paid cash interest expense of approximately $325,220 and $274,359 for the nine months ended September 30, 1999 and 1998, respectively. The Company's noncash financing and investing activities for the nine months ended September 30, 1999 and 1998 included capital lease obligations of $45,751 and $25,610, respectively, incurred when the Company entered into leases for new equipment, the issuance of common stock valued at $497,987 in connection with the TCI Transaction in 1998, the issuance of common stock valued at $4,848 to redeem certain limited partnership interests in a subsidiary of the Company in 1998, and the receipt of warrants from At Home Corporation valued at $74,788 in 1998.

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

In April 1999, ITT Corporation ("ITT") exercised its second put for the remainder of its minority interest in Madison Square Garden and settled certain matters between the parties for a payment of approximately $87,000.

Note 8. At Home

As of September 30, 1999 and 1998, deferred revenue derived from the receipt of At Home warrants, net of amortization taken, amounted to approximately $174,567 and $224,400,

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

respectively. For the nine and three months ended September 30, 1999 and 1998, the Company recognized approximately $37,602 and $12,534 and $23,734 and $10,257, respectively, of this deferred revenue.

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

                                                  Nine Months Ended September 30,        Three Months Ended September 30,
                                                  -------------------------------        --------------------------------
                                                      1999               1998                 1999               1998
                                                      ----               ----                 ----               ----
Revenues

Telecommunication Services...............          $1,601,118         $1,382,392          $   543,154        $   497,038
Rainbow Media............................             815,896            707,177              228,246            205,097
Retail Electronics.......................             396,853            264,771              137,505            130,051
All Other................................              64,648                230               25,563                 66
Intersegment Eliminations................             (96,188)           (66,781)             (32,158)           (25,381)
                                                   ----------         ----------          -----------        -----------
         Total...........................          $2,782,327         $2,287,789          $   902,310        $   806,871
                                                   ==========         ==========          ===========        ===========

                                                  Nine Months Ended September 30,        Three Months Ended September 30,
                                                  -------------------------------        --------------------------------
                                                      1999               1998                 1999               1998
                                                      ----               ----                 ----               ----
Adjusted Operating Cash Flow

Telecommunication Services...............          $  679,320         $  557,772          $   232,172        $   206,323
Rainbow Media............................             119,451             77,977               44,604             16,435
Retail Electronics.......................             (27,005)           (16,356)             (10,203)            (2,876)
All Other................................             (35,193)            (1,245)             (13,224)              (128)
                                                   ----------         ----------          -----------        -----------
         Total...........................          $  736,573         $  618,148          $   253,349        $   219,754
                                                   ==========         ==========          ===========        ===========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:

                                                        Nine Months Ended             Three Months Ended
                                                        -----------------             ------------------
                                                           September 30,                 September 30,
                                                           -------------                 -------------
                                                        1999           1998           1999           1998
                                                    -----------    -----------    -----------    -----------
Revenue
Total revenue for reportable segments ...........   $ 2,813,867    $ 2,354,340    $   908,905    $   832,186
Other revenue and intersegment eliminations .....       (31,540)       (66,551)        (6,595)       (25,315)
                                                    -----------    -----------    -----------    -----------
      Total consolidated revenue ................   $ 2,782,327    $ 2,287,789    $   902,310    $   806,871
                                                    ===========    ===========    ===========    ===========

Adjusted Operating Cash Flow to Net Loss
Total adjusted operating cash flow for reportable
      segments ..................................   $   771,766    $   619,393    $   266,573    $   219,882
Other adjusted operating cash flow deficit ......       (35,193)        (1,245)       (13,224)          (128)
Items excluded from adjusted operating cash flow:
      Depreciation and amortization .............      (627,909)      (497,868)      (212,737)      (178,922)
      Incentive stock plan expense ..............      (216,388)       (96,136)       (49,391)       (24,783)
      Year 2000 remediation .....................       (27,958)            --        (11,585)            --
      Interest expense ..........................      (344,075)      (317,969)      (120,517)      (106,438)
      Interest income ...........................         6,937         20,016          2,077          6,754
      Equity in net loss of affiliates ..........        (8,857)       (19,324)        (4,497)        (4,431)
      Gain on sale of programming interests and
           cable assets, net ....................            --        152,683             --         11,195
      Write off of deferred financing costs .....        (4,425)        (4,717)           (19)        (3,101)
      Provision for preferential payment to
           related party ........................            --           (980)            --             --
      Minority interests ........................       (88,796)       (94,570)       (32,521)       (24,578)
      Miscellaneous, net ........................        (9,659)       (23,052)        (2,222)        (9,064)
                                                    -----------    -----------    -----------    -----------
                Net loss ........................   $  (584,557)   $  (263,769)   $  (178,063)   $  (113,614)
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

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

Note 11. Recent Developments

In September 1999, CSC Holdings exercised its right to redeem all of its outstanding shares of 8 1/2% Series I Cumulative Convertible Exchangeable Preferred Stock ("Series I Preferred"). The redemption occurred on November 2, 1999, at a price equal to 102.8% of the liquidation preference, plus accrued dividends. Investors held the Series I Preferred through interests in depositary shares (each of which represented a 1/10th interest in a share of the Series I Preferred) which were redeemable simultaneously. Each depositary share was convertible into approximately 1.4828 shares of the Company's Class A Common Stock. As of November 8, 1999, 13,797,625 depositary shares out of 13,800,000 depositary shares outstanding had been converted into 20,458,925 shares of the Company's Class A Common Stock, with the remaining 2,375 depositary shares being redeemed for cash.

In September 1999, the Company announced that it was pursuing strategic alternatives for operation of its cable television systems in the greater Boston, Massachusetts and Cleveland, Ohio metropolitan areas, as well as in Kalamazoo, Michigan.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains or incorporates by reference statements that constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward looking statements as a result of various factors. Factors that may cause such differences to occur include but are not limited to:

(i)    the level of growth in the Company's revenues;
(ii) subscriber demand, competition, the cost of programming and industry conditions;
(iii) whether expenses of the Company continue to increase or increase at a rate faster than expected;
(iv) whether any unconsummated transactions are consummated on the terms and at the times set forth (if at all);
(v)    new competitors entering the Company's franchise areas;
(vi)   other risks and uncertainties inherent in the cable television business;
(vii) financial community and rating agency perceptions of the Company and its business, operations, financial condition and the industry in which it operates; and
(viii) the factors described in the Company's registration statement on Form S-3, including the section entitled "Risk Factors" contained therein.

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

In 1998, CSC Holdings completed the sale of substantially all of the assets of U.S. Cable Television Group, L.P. ("U.S. Cable") and the sale of several smaller cable television systems. In October 1998, CSC Holdings transferred its cable television system in Rensselaer, New York plus approximately $16 million in cash to Time Warner in exchange for Time Warner's Litchfield, Connecticut system. In addition, in January 1998, Rainbow Media Holdings, Inc. ("Rainbow Media") completed the sale of an interest in a regional sports programming business.

The above transactions completed in 1999 and 1998 are collectively referred to as the "Net Acquisitions."

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Results of Operations

The following tables set forth on an unaudited historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA

                                                       Three Months Ended September 30,
                                             --------------------------------------------------
                                                       1999                       1998
                                             -------------------------  -----------------------   (Increase)
                                                              % of Net                 % of Net    Decrease
                                               Amount         Revenues    Amount       Revenues   in Net Loss
                                               ------         --------    ------       --------   -----------
                                                                  (Dollars in thousands)
Revenues .................................   $ 902,310          100%    $ 806,871          100%    $  95,439

Operating expenses:
    Technical and operating ..............     317,372           35       297,234           37       (20,138)
    Cost of sales ........................     118,667           13       109,811           14        (8,856)
    Selling, general and administrative ..     273,898           30       204,855           25       (69,043)
    Depreciation and amortization ........     212,737           24       178,922           22       (33,815)
                                             ---------                  ---------                  ---------
Operating profit (loss) ..................     (20,364)          (2)       16,049            2       (36,413)
Other income (expense):
    Interest expense, net ................    (118,440)         (13)      (99,684)         (12)      (18,756)
    Equity in net loss of affiliates .....      (4,497)          (1)       (4,431)          (1)          (66)
    Gain on sale of programming interests
      and cable assets, net ..............          --           --        11,195            1       (11,195)
    Write off of deferred financing costs          (19)          --        (3,101)          --         3,082
    Minority interests ...................     (32,521)          (4)      (24,578)          (3)       (7,943)
    Miscellaneous, net ...................      (2,222)          --        (9,064)          (1)        6,842
                                             ---------                  ---------                  ---------
Net loss .................................   $(178,063)         (20)%   $(113,614)         (14)%   $ (64,449)
                                             =========                  =========                  =========

                                                         Nine Months Ended September 30,
                                             --------------------------------------------------
                                                       1999                       1998
                                             -------------------------  -----------------------   (Increase)
                                                              % of Net                 % of Net    Decrease
                                               Amount         Revenues    Amount       Revenues   in Net Loss
                                               ------         --------    ------       --------   -----------
                                                                  (Dollars in thousands)

Revenues .................................   $ 2,782,327       100%     $ 2,287,789        100%    $   494,538

Operating expenses:
    Technical and operating ..............     1,074,503        38          926,038         40        (148,465)
    Cost of sales ........................       336,863        12          226,329         10        (110,534)
    Selling, general and administrative ..       878,734        32          613,410         27        (265,324)
    Depreciation and amortization ........       627,909        23          497,868         22        (130,041)
                                             -----------                -----------                -----------
Operating profit (loss) ..................      (135,682)       (5)          24,144          1        (159,826)
Other income (expense):
    Interest expense, net ................      (337,138)      (12)        (297,953)       (13)        (39,185)
    Equity in net loss of affiliates .....        (8,857)       (1)         (19,324)        (1)         10,467
    Gain on sale of programming interests
      and cable assets, net ..............            --        --          152,683          7        (152,683)
    Write off of deferred financing costs         (4,425)       --           (4,717)        --             292
    Provision for preferential payment to
      related party ......................            --        --             (980)        --             980
    Minority interests ...................       (88,796)       (3)         (94,570)        (4)          5,774
    Miscellaneous, net ...................        (9,659)       --          (23,052)        (1)         13,393
                                             -----------                -----------                -----------
Net loss .................................   $  (584,557)      (21)%    $  (263,769)       (11)%   $  (320,788)
                                             ===========                ===========                ===========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Comparison of Three and Nine Months ended September 30, 1999 versus Three and Nine Months ended September 30, 1998.

Consolidated Results

Revenues for the three and nine months ended September 30, 1999 increased $95.4 million (12%) and $494.5 million (22%), respectively, as compared to revenues for the same periods in the prior year. Approximately $38.2 million (5%) and $274.2 million (12%), respectively, of the increase was attributable to the Net Acquisitions; approximately $34.9 million (4%) and $151.8 million (7%), respectively, was from increases in other revenue sources such as Rainbow Media's programming services, revenue derived from the developing telephone and modem businesses, revenue recognized in connection with the At Home transaction and revenue from advertising on the Company's cable television systems; and approximately $13.6 million (2%) and $42.8 million (2%), respectively, resulted from higher revenue per subscriber. The remaining increase of $8.7 million (1%) and $25.7 million (1%), respectively, was attributable to internal growth in the average number of subscribers during the periods.

Technical and operating expenses for the three and nine months ended September 30, 1999 increased $20.1 million (7%) and $148.5 million (16%), respectively, compared to the same periods in 1998. Approximately $19.3 million (7%) and $75.4 million (8%), respectively, was attributable to the Net Acquisitions, with the remaining $.8 million and $73.1 million (8%), respectively, attributable to increased costs directly associated with the growth in subscribers and revenues discussed above, as well as to increases in programming costs for cable television services, partially offset by lower expenses attributable to the closing of Radio City Music Hall for restoration and fewer events at Madison Square Garden. As a percentage of revenues, technical and operating expenses decreased 2% during both of the 1999 periods as compared to the 1998 periods.

Cost of sales for the three and nine months ended September 30, 1999 amounted to approximately $118.7 million and $336.9 million, respectively, (86% and 85%, respectively, of retail electronics sales) compared to approximately $109.8 million and $226.3 million (84% and 85%, respectively, of retail electronics sales) for the three months ended September 30, 1998 and from the date of the Wiz Transaction through September 30, 1998, respectively. Cost of sales include the cost of merchandise sold, including freight costs incurred, as well as store occupancy and buying costs for the Company's retail electronics segment.

Selling, general and administrative expenses increased $69.0 million (34%) and $265.3 million (43%), respectively, for the three and nine months ended September 30, 1999 over the comparable periods in 1998. Approximately $9.8 million (5%) and $50.6 million (8%), respectively, was directly attributable to the Net Acquisitions and approximately $24.0 million (12%) and $117.4 million (19%), respectively, was due to a higher level of charges related to an incentive stock plan. Approximately $24.4 million (12%) and $72.0 million (12%), respectively, resulted from additional sales and marketing and administrative costs and approximately $10.8 million (5%) and $25.3 million (4%), respectively, was due to year 2000 remediation costs. As a percentage of revenues, selling, general and administrative expenses increased 5% in both of the 1999 periods compared to the 1998 periods. Excluding the effects of the incentive stock plan and the year 2000 remediation costs, as a percentage of revenues such costs increased 2% for the three months ended

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

September 30, 1999 and remained relatively constant for the nine months ended September 30, 1999 compared to the same periods in 1998.

Operating profit before depreciation and amortization decreased $2.6 million (1%) for the three months ended September 30, 1999 and $29.8 million (6%) for the nine months ended September 30, 1999 as compared to the same periods in 1998. The decrease for the three months ended September 30, 1999 was comprised of an increase of $24.0 million (12%) in charges related to an incentive stock plan, partially offset by an increase of $12.3 million (6%) resulting from the combined effect of the revenue and other expense changes discussed above and an increase of approximately $9.1 million (5%) attributable to the Net Acquisitions. The decrease for the nine months ended September 30, 1999 resulted from the $117.4 million (22%) increase in charges related to an incentive stock plan, partially offset by an increase of $49.9 million (9%) resulting from the combined effect of the revenue and other expense changes discussed above and an increase of approximately $37.7 million (7%) attributable to the Net Acquisitions. On a pro forma basis, giving effect to the Net Acquisitions as if they had occurred on January 1, 1998 and excluding the incentive stock plan charges referred to above and the costs of year 2000 remediation, operating profit before depreciation and amortization would have increased 11.8% and 12.1% for the three and nine months ended September 30, 1999 over the comparable 1998 periods. Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income (loss) and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

Depreciation and amortization expense increased $33.8 million (19%) and $130.0 million (26%), respectively, for the three and nine months ended September 30, 1999 as compared to the same periods in 1998. Approximately $14.8 million (8%) and $74.8 million (15%), respectively, of the increase was directly attributable to the Net Acquisitions. The remaining increase of $19.0 million (11%) and $55.2 million (11%), respectively, resulted primarily from depreciation on new plant assets.

Net interest expense increased $18.8 million (19%) and $39.2 million (13%), respectively, for the three and nine months ended September 30, 1999 compared to the same periods in 1998. The net increase is primarily attributable to debt incurred to fund acquisitions and capital expenditures, partly offset by lower interest rates.

Equity in net loss of affiliates remained relatively constant for the three months ended September 30, 1999 and 1998 and decreased to $8.9 million from $19.3 million for the nine months ended September 30, 1999 compared to the same period in 1998. Such amounts consist of the Company's share of the net losses of certain programming businesses in which the Company has varying minority ownership interests.

Gain on sale of programming interests and cable assets for the three and nine months ended September 30, 1998 consisted primarily of a gain of approximately $11.2 million and $135.0 million, respectively, which resulted from the sale of certain cable television systems. Additionally, the gain for the nine months ended September 30, 1998 includes a gain of

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

approximately $17.7 million from the sale of an interest in a regional sports programming business in the first quarter of 1998.

Provision for preferential payment to related party for the three and nine months ended September 30, 1998 consisted of the expensing of the amount due with respect to an annual payment to Charles F. Dolan made in connection with the acquisition of Cablevision of New York City. Effective March 4, 1998, these preferential payments were terminated upon the retirement of Mr. Dolan's preferred interest.

Minority interests for the three and nine months ended September 30, 1999 and 1998 include CSC Holdings' preferred stock dividend requirements, Fox Liberty's 40% share of the net income (loss) of Regional Programming Partners, ITT's share of the net loss of Madison Square Garden through April 8, 1999 and NBC's 25% share of the net loss of Rainbow Media.

Net miscellaneous expense decreased to $2.2 million and $9.7 million, respectively, for the three and nine months ended September 30, 1999 compared to $9.1 million and $23.1 million, respectively, for the same periods in the prior year. For the three and nine months ended September 30, 1999, miscellaneous expense included $1.1 million and $4.4 million, respectively, relating to federal, state and local income taxes and approximately $1.1 million, in each period, relating to various other items. Additionally, the nine month period in 1999 included a charge of approximately $15.1 million resulting from the write off of an investment held by Rainbow Media and a gain of approximately $10.9 million resulting from the sale of certain marketable securities. For the three and nine months ended September 30, 1998, miscellaneous expense included $9.8 million and $19.0 million, respectively, relating to federal alternative minimum and state income taxes and approximately $.7 million miscellaneous income and $4.1 million miscellaneous expense, respectively, relating to various other items.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Business Segments Results

The Company classifies its business interests into three fundamental areas:
Telecommunication Services, consisting principally of its cable television, telephone and modem services operations; Rainbow Media, consisting principally of interests in cable television programming networks and MSG, which owns and operates professional sports teams, regional cable television networks, live productions and entertainment venues; and Retail Electronics, which consists of the operations of Cablevision Electronics' retail electronics stores. The Company allocates certain costs to each segment based upon its proportionate estimated usage of services.

Telecommunication Services

The tables below set forth, for the periods presented, certain unaudited historical financial information and the percentage that those items bear to revenues for the Company's telecommunication services segment.

                                                                     Three Months Ended September 30,
                                                          -----------------------------------------------------
                                                                    1999                         1998
                                                          ------------------------      -----------------------
                                                                            % of                         % of
                                                            Amount        Revenues       Amount        Revenues
                                                            ------        --------       ------        --------
                                                                          (dollars in thousands)
Revenues...............................................   $   543,154       100%        $   497,038       100%
Technical and operating expenses.......................       218,150        40             203,809        41
Selling, general and administrative expenses...........       117,814        22              99,266        20
Depreciation and amortization..........................       152,410        28             133,911        27
                                                          -----------                   -----------
        Operating profit...............................   $    54,780        10%        $    60,052        12%
                                                          ===========                   ===========

                                                                       Nine Months Ended September 30,
                                                          -----------------------------------------------------
                                                                    1999                         1998
                                                          ------------------------      -----------------------
                                                                            % of                         % of
                                                            Amount        Revenues       Amount        Revenues
                                                            ------        --------       ------        --------
                                                                          (dollars in thousands)
Revenues..............................................    $ 1,601,118       100%        $ 1,382,392       100%
Technical and operating expenses......................        645,471        40             562,505        41
Selling, general and administrative expenses..........        396,049        25             311,049        23
Depreciation and amortization.........................        455,199        28             373,895        27
                                                          -----------                   -----------
        Operating profit...............................   $   104,399         7%        $   134,943        10%
                                                          ===========                   ===========

Revenues for the three and nine months ended September 30, 1999 increased $46.1 million (9%) and $218.7 million (16%), respectively, as compared to revenues for the same periods in the prior year. Approximately $8.0 million (2%) and $92.9 million (7%), respectively, was attributable to the Net Acquisitions; approximately $13.6 million (3%) and $42.8 million (3%), respectively, resulted from higher revenue per subscriber and approximately $8.7 million (2%) and $25.7 million (2%), respectively, was attributable to internal growth in the average number of subscribers during the periods. In addition, approximately $9.9 million (2%) and $34.6 million (3%), respectively, was attributable to revenues from the Company's developing telephone and modem businesses and

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

revenue recognized in connection with the At Home transaction. The remaining increase of approximately $5.9 million and $22.7 million (1%), respectively, resulted from increases in other revenue sources, including advertising.

Technical and operating expenses for the three and nine months ended September 30, 1999 increased $14.3 million (7%) and $83.0 million (15%), respectively, over the same periods in 1998. Approximately $12.3 million (6%) and $45.1 million (8%), respectively, was attributable to increased costs directly associated with the growth in subscribers and revenues discussed above, as well as to increases in programming costs for cable television services, with the remaining $2.0 million (1%) and $37.9 million (7%), respectively, attributable to the Net Acquisitions. As a percentage of revenues, technical and operating expenses decreased 1% during the three and nine months ended September 30, 1999, as compared to the same periods in the prior year.

Selling, general and administrative expenses increased $18.5 million (19%) and $85.0 million (27%), respectively, for the three and nine months ended September 30, 1999 as compared to the same periods in 1998. Approximately $10.5 million (11%) and $64.2 million (21%), respectively, was due to higher charges related to an incentive stock plan; approximately $5.9 million (6%) and $8.2 million (2%), respectively, resulted from increased customer service, subscriber billing and sales and marketing costs; and approximately $1.6 million (2%) and $4.2 million (1%) was due to year 2000 remediation costs. The remaining increase of $0.5 million and $8.4 million (3%), respectively, was directly attributable to the Net Acquisitions. As a percentage of revenues, selling, general and administrative expenses increased 2% in both the three and nine months ended September 30, 1999 compared to the same 1998 periods. Excluding the effects of the incentive stock plan and the year 2000 remediation costs, such costs remained relatively constant as a percentage of revenues during the three months ended September 30, 1999 and decreased 2% in the nine months ended September 30, 1999, as compared to the same periods in the prior year.

Depreciation and amortization expense increased $18.5 million (14%) and $81.3 million (22%), respectively, for the three and nine months ended September 30, 1999 over the comparable 1998 periods. Approximately $10.6 million (8%) and $59.1 million (16%), respectively, of the increase was directly attributable to the Net Acquisitions. The remaining increase of $7.9 million (6%) and $22.2 million (6%), respectively, resulted primarily from depreciation on new plant assets.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Rainbow Media

The tables below set forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for Rainbow Media.

                                                                     Three Months Ended September 30,
                                                          -----------------------------------------------------
                                                                    1999                         1998
                                                          ------------------------      -----------------------
                                                                            % of                         % of
                                                            Amount        Revenues       Amount        Revenues
                                                            ------        --------       ------        --------
                                                                          (dollars in thousands)
Revenues.............................................     $ 228,246         100%        $ 205,097         100%
Technical and operating expenses.....................       111,053          49           117,686          57
Selling, general and administrative expenses.........       102,621          45            83,399          41
Depreciation and amortization........................        40,228          18            37,404          18
                                                          ---------                     ---------
        Operating loss................................    $ (25,656)        (11)        $ (33,392)        (16)%
                                                          =========                     =========

                                                                       Nine Months Ended September 30,
                                                          -----------------------------------------------------
                                                                    1999                         1998
                                                          ------------------------      -----------------------
                                                                            % of                         % of
                                                            Amount        Revenues       Amount        Revenues
                                                            ------        --------       ------        --------
                                                                          (dollars in thousands)
Revenues.............................................     $ 815,896         100%        $ 707,177         100%
Technical and operating expenses.....................       471,255          58           426,291          60
Selling, general and administrative expenses.........       335,678          41           250,111          35
Depreciation and amortization........................       119,592          15           109,761          16
                                                          ---------                     ---------
        Operating loss................................    $(110,629)        (14)        $ (78,986)        (11)%
                                                          =========                     =========

Revenues for the three and nine months ended September 30, 1999 increased $23.1 million (11%) and $108.7 million (15%), respectively, as compared to revenues for the same periods in the prior year. Approximately $25.7 million (12%) and $71.4 million (10%), respectively, of the increase was attributable to internal growth in programming network subscribers, rate increases and new channel launches. Approximately $8.4 million (4%) and $22.6 million (3%), respectively, of the net increase was attributable to an increase in advertising revenues. The increase for the three month period was partially offset by an $11.0 million (5%) decrease resulting primarily from the temporary closing of Radio City Music Hall for restoration and fewer events at Madison Square Garden. For the nine month period, revenues increased $14.7 million (2%) primarily attributable to a greater number of events at Madison Square Garden, including the Knicks advancing to the NBA finals and special events during the 1999 period, partially offset by a decrease in revenues as a result of fewer performances at Radio City Music Hall due to its closing for restoration.

Technical and operating expenses decreased $6.6 million (6%) for the three months and increased $45.0 million (11%) for the nine months ended September 30, 1999 over the comparable 1998 periods. The three month decrease consists of lower expenses of approximately $12.3 million (11%) attributable primarily to the closing of Radio City Music Hall for restoration and fewer events at Madison Square Garden. This decrease was partially offset by

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

an increase of $3.3 million (3%) associated with new programming service launches and an increase of $2.4 million (2%) attributable to other cost increases directly associated with the increase in revenues, discussed above.

The nine month increase consisted of approximately $18.0 million (5%) which resulted from a greater number of sporting events, including the Knicks advancing to the NBA finals, partially offset by fewer concerts and other events at Madison Square Garden. Increases of approximately $14.1 million (3%) were due to new programming service launches with the remaining $12.9 million (3%) increase attributable to those costs directly associated with the increase in revenues discussed above.

As of percentage of revenues, technical and operating expenses decreased 8% and 2%, respectively, for the three and nine months ended September 30, 1999 over the comparable periods in 1998.

Selling, general and administrative expenses increased $19.2 million (23%) and $85.6 million (34%), respectively, for the three and nine months ended September 30, 1999 as compared to the same periods in 1998. Approximately $13.4 million (16%) and $53.2 million (21%), respectively, of the increase for the three and nine months was directly attributable to charges for an incentive stock plan. Approximately $1.6 million (2%) and $22.3 million (9%), respectively, was attributable to increases in sales and marketing initiatives including the promotion of new channel launches, advertising related expenses and other general cost increases. Approximately $4.2 million (5%) and $10.1 million (4%), respectively, was attributable to year 2000 remediation costs. As a percentage of revenues, selling, general and administrative expenses increased 4% and 6%, respectively, for the three and nine month periods. Excluding the effects of the incentive stock plan and the year 2000 remediation costs, as a percentage of revenues such costs decreased 3% and 1%, respectively, for the three and nine months ended September 30, 1999 as compared to the same periods in the prior year.

Depreciation and amortization expense increased $2.8 million (8%) and $9.8 million (9%), respectively, for the three and nine months ended September 30, 1999 over the comparable periods in 1998 primarily due to depreciation on additional fixed assets.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Retail Electronics

The tables below set forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's retail electronics segment, Cablevision Electronics. The information presented is for the three months ended September 30, 1999 and 1998 and for the nine months ended September 30, 1999 and the period from the date of the Wiz Transaction, February 9, 1998 through September 30, 1998.

                                                                                Three Months Ended
                                                            ---------------------------------------------------------
                                                                September 30, 1999              September 30, 1998
                                                            -------------------------        ------------------------
                                                                               % of                            % of
                                                              Amount         Revenues         Amount         Revenues
                                                              ------         --------         ------         --------
                                                                             (dollars in thousands)
Revenues............................................        $ 137,505           100%         $ 130,051          100%
Cost of sales.......................................          118,667            86            109,811           84
Selling, general and administrative expenses........           29,766            22             23,116           18
Depreciation and amortization.......................            1,713             1              2,425            2
                                                            ---------                        ---------
     Operating loss.................................        $ (12,641)           (9)         $  (5,301)          (4)%
                                                            =========                        =========

                                                                 Nine Months Ended                 Period Ended
                                                                September 30, 1999              September 30, 1998
                                                            -------------------------        ------------------------
                                                                               % of                            % of
                                                              Amount         Revenues         Amount         Revenues
                                                              ------         --------         ------         --------
                                                                             (dollars in thousands)
Revenues............................................        $ 396,853           100%         $ 264,771          100%
Cost of sales.......................................          336,863            85            226,329           85
Selling, general and administrative expenses........           89,442            23             54,798           21
Depreciation and amortization.......................            4,667             1              3,627            1
                                                            ---------                        ---------
     Operating loss.................................        $ (34,119)           (9)         $ (19,983)          (8)%
                                                            =========                        =========

Revenues for the three and nine months ended September 30, 1999 amounted to approximately $137.5 million and $396.9 million, respectively, compared to revenues of approximately $130.1 million for the three months ended September 30, 1998 and approximately $264.8 million for the period ended September 30, 1998. The revenues for the period ended September 30, 1998 include operations of Cablevision Electronics from the date of the Wiz Transaction, February 9, 1998, through September 30, 1998.

Cost of sales for the three and nine months ended September 30, 1999 amounted to approximately $118.7 million and $336.9 million (86% and 85% of revenues), respectively. For the three months ended September 30, 1998 and for the period ended September 30, 1998, costs of sales amounted to $109.8 million and $226.3 million (84% and 85% of revenues), respectively. Such costs include the cost of merchandise sold, including freight costs incurred, as well as store occupancy and buying costs.

Selling, general and administrative expenses amounted to approximately $29.8 million and $89.4 million (22% and 23% of revenues) for the three and nine months ended September 30, 1999, respectively and $23.1 million and $54.8 million (18% and 21% of revenues) for the three months ended September 30, 1998 and from the date of the Wiz Transaction through September 30, 1998, respectively. Selling, general and administrative expenses consist of retail

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

store expenses (excluding store occupancy costs), the salaries and commissions of sales personnel, the costs of advertising, the costs of operating the distribution center and corporate support functions other than buying.

Depreciation and amortization expense amounted to approximately $1.7 million and $4.7 million for the three and nine months ended September 30, 1999, respectively and $2.4 million and $3.6 million for the three months ended September 30, 1998 and from the date of the Wiz Transaction through September 30, 1998, respectively. Depreciation and amortization expense includes the depreciation of all property and equipment and the amortization of intangible assets which resulted from the Wiz Transaction.

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

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The following table presents selected historical results of operations and other financial information related to the captioned groups or entities as of and for the nine months ended September 30, 1999.

                                                                                      Interest         Capital
                                                  Revenues            AOCF*           Expense        Expenditures
                                                  --------            -----           -------        ------------
                                                                     (dollars in thousands)
Restricted Group**.......................         $1,549,955        $  678,142        $  290,534      $  453,173
New Media................................             51,163             1,178                99          63,917

Rainbow Media (including MSG and AMC)....            815,896           119,451            41,062          51,783
Retail Electronics.......................            396,853           (27,005)            6,348          14,708
Other (including eliminations)...........            (31,540)          (35,193)            6,032          11,848
                                                  ----------        ----------        ----------      ----------
    Total ...............................         $2,782,327        $  736,573        $  344,075      $  595,429
                                                  ==========        ==========        ==========      ==========

----------
* Defined as operating income (loss) before depreciation and amortization and excluding incentive stock plan expense of $216,388 and the costs of year 2000 remediation of $27,958.
**    Includes the TCI Systems.

                                                  Restricted    Unrestricted
                                                     Group          Group          Total
                                                     -----          -----          -----
                                                           (dollars in thousands)
Debt and Redeemable Preferred Stock

Senior debt ...................................   $1,314,306     $       --     $1,314,306
Senior notes and debentures ...................    2,692,430             --      2,692,430
Subordinated notes and debentures .............    1,048,476             --      1,048,476
                                                  ----------     ----------     ----------
                                                   5,055,212             --      5,055,212
                                                  ----------     ----------     ----------
Redeemable preferred stock of CSC Holdings ....    1,365,905             --      1,365,905

Rainbow Media:
    RMHI senior debt ..........................           --         76,403         76,403
    AMC senior debt ...........................           --        277,688        277,688
    MSG senior debt ...........................           --        359,852        359,852
                                                  ----------     ----------     ----------
      Total Rainbow Media debt ................           --        713,943        713,943
                                                  ----------     ----------     ----------
Retail Electronics debt .......................           --         87,080         87,080

Other debt ....................................           --         25,367         25,367
                                                  ----------     ----------     ----------
      Total debt and redeemable preferred stock   $6,421,117     $  826,390     $7,247,507
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

In September 1999, the Company announced that it was pursuing strategic alternatives for operation of its cable television systems in the greater Boston, Massachusetts and Cleveland, Ohio metropolitan areas, as well as in Kalamazoo, Michigan.

In September 1999, the Company announced the redemption of CSC Holdings' Series I Cumulative Convertible Exchangeable Preferred Stock. A total of 13,797,625 depositary shares (out of 13,800,000 outstanding) have been converted to 20,458,925 shares of the Company's Class A Common Stock, with the remaining 2,375 depositary shares being redeemed for cash.

CSC Holdings and certain other subsidiaries of the Company have a $2.2 billion revolving credit facility maturing in March 2007 consisting of a $1 billion CSC Holdings credit facility and a $1.2 billion MFR credit facility for its New Jersey cable operations.

On November 1, 1999, the Restricted Group had total usage under its existing credit agreement (including the MFR credit facility) of $1.3 billion and letters of credit of $39.4 million issued on behalf of CSC Holdings. Unrestricted and undrawn funds available to the Restricted Group amounted to approximately $847.1 million as of November 1, 1999.

                                  ----------------------------------------------
                                              As of November 1, 1999
                                                  (in thousands)
                                  ----------------------------------------------
                                       CSC
                                     Holdings           MFR              Total
                                     --------           ---              -----

Total facility                      $1,000,000       $1,200,000       $2,200,000

Outstanding debt                       424,000          889,500        1,313,500

Outstanding letters of credit           39,420               --           39,420
                                    ----------       ----------       ----------
     Availability                   $  536,580       $  310,500       $  847,080
                                    ==========       ==========       ==========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The Credit Agreement contains certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the Restricted Group to maintain certain financial ratios and restricting the permitted uses of borrowed funds. As of November 1, 1999, CSC Holdings had outstanding interest exchange (swap) agreements with several of its banks with a total notional value of $475 million. Swaps in the aggregate amount of $250 million require CSC Holdings to pay a floating rate of interest and have a maturity of two to three years. The remainder of the swaps require payment of a fixed rate of interest by CSC Holdings and have a maturity of less than 30 days to nine months. The average effective annual interest rate as of November 1, 1999, on all Restricted Group bank debt, including the interest exchange agreements, was approximately 6.5%.

TCI Systems

In May 1998, the TCI Systems entered into an $800 million credit facility which was reduced by $100 million in July 1998.

On April 4, 1999, the TCI Systems were transferred to CSC Holdings. The commitments under the TCI facility were terminated and the balance outstanding was repaid on April 5, 1999 with borrowings under the MFR credit facility.

Rainbow Media

RMHI/AMC

Rainbow Media has a $300 million non-amortizing revolving credit facility maturing on December 31, 2000, of which $20 million is restricted for specific purposes. Of the $280 million balance of the facility, a further $180 million is restricted to provide for repayment of a like amount of inter-company borrowings from Regional Programming Partners ("RPP") as described below. As of November 1, 1999, there were outstanding borrowings of $51 million, leaving a balance of $49 million available to Rainbow Media under the credit facility as of that date.

On May 12, 1999, American Movie Classics, a wholly-owned subsidiary of Rainbow Media, closed on a new $425 million credit facility consisting of a $200 million reducing revolving credit facility and a $225 million amortizing term loan, both of which mature on March 31, 2006. The amount of the available commitment under the revolver will not begin to be reduced until June 2004. On May 12, 1999, American Movie Classics distributed to its parent, Rainbow Media, approximately $97 million, which Rainbow Media used to repay outstanding borrowings plus interest and fees under its credit facility. As of November 1, 1999, American Movie Classics had outstanding borrowings of $254 million, leaving unrestricted funds available of $171 million.

Both credit facilities contain certain financial covenants that may limit the ability to utilize all of the undrawn funds available, including covenants requiring that certain financial ratios be maintained.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The Company believes that for Rainbow Media and its wholly-owned subsidiaries, which includes American Movie Classics, internally generated funds, together with funds available under their credit agreements, will be sufficient through 2000 to meet its projected funding requirements. Repayment of Rainbow Media's credit facility at maturity may be met by refinancing the facility or funds provided by other sources, including, without limitation, the Company. There can be no assurance that Rainbow Media will be able to obtain refinancing or funds from other sources on acceptable terms or at all.

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

MSG

MSG has a $500 million revolving credit facility maturing on December 31, 2004 (the "MSG Credit Facility"). As of November 1, 1999, outstanding debt under the MSG Credit Facility was $330 million. In addition, MSG had outstanding letters of credit of $3.3 million resulting in unrestricted and undrawn funds available of $166.7 million. The MSG Credit Facility contains certain financial covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring MSG to maintain certain financial ratios. The Company believes that for MSG, internally generated funds, together with funds available under its existing credit agreement, will be sufficient to meet its projected funding requirements through 2000.

Garden Programming, LLC, an unrestricted subsidiary of MSG, has a $20 million term loan maturing on July 11, 2002. Garden Programming, LLC has in turn made a $40 million loan to an unrelated entity, maturing on November 1, 2011.

Retail Electronics

Cablevision Electronics has a $130 million stand alone revolving credit facility. Under the terms of the credit facility, the total amount of borrowings available to Cablevision Electronics is subject to an availability calculation based on a percentage of eligible inventory. On November 1, 1999, total outstanding debt under the credit facility was $104.7 million with $2.0 million in additional availability, based on the level of inventory as of that date. CSC Holdings' investment in Cablevision Electronics was approximately $87.9 million at September 30, 1999. Cablevision Electronics has received other financial support of approximately $92.3 million through November 1, 1999 in the form of letters of credit, guarantees and intercompany loans and receivables primarily in respect of Cablevision Electronics' inventory purchases.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

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

Cablevision Cinemas, LLC

Cablevision Cinemas, LLC has a $15 million revolving credit bank facility maturing on June 30, 2003. As of November 1, 1999, there was $10 million outstanding under this bank facility.

In February 1999, Cablevision Cinemas, LLC completed the previously announced acquisition of a motion picture theater from Loews for an aggregate purchase price of approximately $21.8 million funded by an equity contribution from CSC Holdings. In addition, Cablevision Cinemas, LLC acquired certain other movie theaters for an additional $5.8 million from its available funds under its bank facility.

The Company believes that for Cablevision Cinemas, LLC, internally generated funds, together with funds available under the existing credit agreement, will be sufficient to meet its projected funding requirements through 2000.

Operating Activities

Net cash provided by operating activities amounted to $160.9 million for the nine months ended September 30, 1999 compared to $281.1 million for the nine months ended September 30, 1998. The 1999 cash provided by operating activities consisted primarily of $137.7 million of income before depreciation, amortization and other non-cash items and changes in assets and liabilities of $23.2 million.

The 1998 cash provided by operating activities of $281.1 million consisted primarily of approximately $183.1 million of income before depreciation, amortization and other non-cash items and changes in assets and liabilities of $98.0 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 1999 was $738.1 million compared to $143.4 million for the nine months ended September 30, 1998. The 1999 investing activities consisted of $595.4 million of capital expenditures, $114.4 million of payments for acquisitions and other items of $39.2 million, partially offset by proceeds from the sale of marketable securities of $10.9 million.

Net cash used in investing activities for the nine months ended September 30, 1998 of $143.4 million consisted of $387.0 million of capital expenditures, $166.0 million of payments for acquisitions and other items of $27.9 million, partially offset by the net proceeds of $437.5 million from the sale of programming interests and cable assets.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Financing Activities

Net cash provided by financing activities amounted to $468.9 million for the nine months ended September 30, 1999 compared to net cash used in financing activities of $398.1 million for the nine months ended September 30, 1998. In 1999, the Company's financing activities consisted primarily of $497.7 million derived from the issuance of senior notes and debentures, partially offset by the net repayment of bank debt of $4.4 million and by other cash payments aggregating $24.4 million.

Net cash used in financing activities of $398.1 million for the nine months ended September 30, 1998 consisted primarily of the net repayment of bank debt, subordinated notes and senior debt of $1,469.7 million, the repayment of an obligation to a related party of $197.2 million, the redemption of preferred stock of subsidiary of $9.4 million and other net cash payments aggregating $17.9 million, partially offset by $1,296.1 million derived from the issuance of senior notes and debentures.

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

Pursuant to the Y2K plan, each of the Company's business units has designated a team (including a Y2K coordinator assisted by a member of the consulting firm) which is responsible for the Y2K compliance of the systems used by that business unit. The efforts of each of these business unit teams is coordinated through, and directed by, a Central Program Management Office (the "CPMO"), consisting of representatives of the Company's information systems, internal audit, controllers, legal and finance departments. The CPMO operates under the direction of the Company's Chief Information Officer, Mr. Thomas Dolan. Y2K issues that cross business unit lines and cannot be resolved between the CPMO and the business unit teams, are referred to an Operations Steering Committee (the "Steering Committee") consisting of the most senior officers of each of the Company's principal business units. The Steering Committee meets periodically to review the progress of the Company's Y2K compliance efforts. The Board of Directors has designated a committee of the Board, consisting of Messrs. James Dolan, Thomas Dolan and Richard Hochman, to monitor the Company's progress and report to the full Board.

Y2K Program - Phases

The Company has developed a six phase program to assess and address the Y2K issue. These phases consist of the following:

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Phase One - Awareness - The Company maintains an ongoing program of communications with its management and employee base to ensure that all employees are aware of the Y2K issue and the importance of the Company's efforts to address the issue. This is accomplished, among other means, through the distribution of memoranda, the establishment and maintenance of an intranet web site, and meetings and seminars. This phase will continue into 2000 to cover awareness of potential Y2K issues after January 1, 2000.

Phase Two - Inventory and Assessment - This phase consisted of the Company's efforts to identify all of the information technology ("IT") and non-IT systems used in each area of its businesses. Each identified system has been assessed for its criticality to the Company's businesses and assigned a criticality rating on a five point scale. We continue to assess the criticality of these systems to reflect changes in the business environment and greater understanding of potential Y2K impacts. The scale consists of (1) "Critical" (required for continued operation); (2) "High" (major business impact); (3) "Medium" (significant business impact); (4) "Low" (minor business impact); and (5) "Minimal" (insignificant or no business impact). Additionally, during this phase the Company contacted the vendors of each of its systems to determine which systems are Y2K compliant or non-compliant. Based upon its Phase Two review, which has been completed, the Company believes that approximately 35% of its IT and non-IT systems may be non-compliant and that approximately 65% of these non-compliant systems are of a criticality rating of (3) "Medium" (significant business impact) or above. Following completion of the initial inventory and assessment, the Company developed procedures to assess compliance of products and services purchased after completion of the initial inventory. These procedures include seeking agreements in contracts and purchase orders requiring vendors to deliver compliant products, as well as testing of all new technology installations.

Phase Three - Strategy and Planning - During this phase, the Company developed a testing plan for all compliant systems and developed a strategy for remediating and testing non-compliant systems. Remediation strategies range from software upgrades to replacement, discontinuance or bypass of non-compliant systems. The Company has substantially completed the strategy and planning stage for all of its systems and continues to develop plans as necessary to address Y2K issues found in new systems through the ongoing inventory and assessment phases described above.

Phase Four - Portfolio Transformation/Remediation - During this phase, the Company executed the remediation strategies for non-compliant systems as identified during Phase Three. Upon completion of any remediation, inventory items are tested as described below as part of Phase Five.

Phase Five - Testing - During this phase, which is running concurrently with the remediation phase, the Company is testing all of its compliant systems (of Level 4 or above), and, in conjunction with its Phase Four remediation efforts, its non-compliant systems.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Phase Six - Implementation - During this phase, all of the Company's remediated and tested systems will be redeployed. Evidence of successful implementation is required for completion of Phase Six.

As of November 8, 1999, the six phases of approximately 97% of the Company's plans were essentially complete, with the remainder expected to be completed by mid-December 1999.

The completion of phases across the Company's businesses is not expected to occur sequentially. As the Company will focus initially on its most critical systems, it is likely that a number of critical systems will be in Phases Four and Five, while less critical systems are in Phase Three. It is the Company's expectation that substantially all IT and non-IT systems with a criticality rating of 1, 2, 3 and 4 will be tested and implemented by November 30, 1999 with the remainder expected to be completed by mid-December 1999. However, there can be no assurance that the Company's expectation will be met.

Costs of Compliance - Because the Company has not completed testing of compliant or non-compliant systems, it is not possible to predict with certainty the costs that will be incurred in connection with the Y2K program. Further, in many cases, the Company planned to replace or upgrade certain non-compliant systems irrespective of Y2K compliance issues. In such cases the portion of such expenditure attributable to Y2K issues is often not reasonably determinable. Based on its review to date, the Company believes that the costs associated with its Y2K program, including costs of replacing or upgrading non-compliant systems that were not already scheduled to be replaced or upgraded, accelerating programs that were already contemplated specifically for the purpose of addressing Y2K issues, and including both internal and external resources, will range between $50 to $60 million for its existing businesses. This estimate includes amounts for the Company's telecommunications systems, including cable, modem and telephone, for Rainbow Media's programming operations, for Madison Square Garden including the arena, its professional sports teams, its cable television networks, and for Radio City Entertainment, for The Wiz, for Cablevision Cinemas and for corporate and company-wide needs. For the nine months ended September 30, 1999, the Company recorded approximately $28.0 million of expenses relating to Y2K remediation. Additionally, through September 30, 1999, the Company incurred $6.6 million of capital expenditures. In 1998, the Company recorded approximately $7.6 million of expenses relating to Y2K remediation. There can be no assurance that actual expenditures will not deviate from these estimates and that the amount of such deviation will not be material. Such expenditures are expected to be funded from cash flow from operations and borrowings.

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

The Company is dependent upon third-party products and services, such as utility services and programming uplinks, for the operation of its businesses. While, as part of the Inventory and

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Assessment phase of its Y2K program, the Company has contacted third party product and service providers to ascertain whether Y2K compliance issues may exist, it has in many cases not received assurances from such suppliers. Moreover, in most cases, the Company does not have the ability to verify any assurances it does receive from third party suppliers. If critical IT or non-IT systems used by such third party suppliers fail as a result of a Y2K compliance issue, and as a result of such failure the ability of such supplier to continue to provide such product or service to the Company is interrupted, the Company's ability to continue to provide services to its customers may be interrupted. Such an interruption could have a material adverse effect on the Company. The Company has developed contingency plans to address those risks, with major risk areas identified and plans substantially completed. Refinement of those contingency plans will continue throughout 1999, as information about the potential risks is received. There can be no assurance that any such plan would resolve such problems in a satisfactory manner. In addition to the risks associated with failure of IT systems due to Y2K problems, the failure of non-IT systems would pose significant risks to the Company. For example, the Company and its subsidiaries operate facilities for both employees and the public. Failure of the non-IT systems at such facilities could result in health and safety risks that could lead to the closure or unavailability of such facilities. This could result in lost revenues to the Company and the risk of actions against the Company if the businesses of others are disrupted. Also, the failure of such non-IT systems could result in injury to individuals which could expose the Company to actions on, by, or on behalf of such individuals. Subject to the risks and uncertainties referred to herein, the Company is not aware of any existing Y2K issue that could reasonably be expected to have a material adverse effect on the Company.

Accounting Standards Issued But Not Yet Adopted

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), requires that all derivative financial instruments, such as interest rate swap contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. FAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of FAS 133 will have a material effect on the Company's financial condition or results of operations.

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

                  The index to exhibits is on page 46.

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                 Nine Months Ended            Three Months Ended
                                                    September 30,                September 30,
                                            --------------------------    --------------------------
                                               1999           1998           1999           1998
                                            -----------    -----------    -----------    -----------
Revenues ................................   $ 2,782,327    $ 2,287,789    $   902,310    $   806,871
                                            -----------    -----------    -----------    -----------

Operating expenses:
   Technical and operating ..............     1,074,503        926,038        317,372        297,234
   Cost of sales ........................       336,863        226,329        118,667        109,811
   Selling, general and
     administrative .....................       878,734        613,410        273,898        204,855
   Depreciation and amortization ........       627,909        497,868        212,737        178,922
                                            -----------    -----------    -----------    -----------
                                              2,918,009      2,263,645        922,674        790,822
                                            -----------    -----------    -----------    -----------

         Operating profit (loss) ........      (135,682)        24,144        (20,364)        16,049
                                            -----------    -----------    -----------    -----------
Other income (expense):
   Interest expense .....................      (344,075)      (317,969)      (120,517)      (106,438)
   Interest income ......................         6,937         20,016          2,077          6,754
   Equity in net loss of affiliates .....        (8,857)       (19,324)        (4,497)        (4,431)
   Gain on sale of programming interests
      and cable assets, net .............            --        152,683             --         11,195
   Write off of deferred financing costs         (4,425)        (4,717)           (19)        (3,101)
   Provision for preferential payment to
     related party ......................            --           (980)            --             --
   Minority interests ...................        42,680         25,435         12,265         16,339
   Miscellaneous, net ...................        (9,659)       (23,052)        (2,222)        (9,064)
                                            -----------    -----------    -----------    -----------
                                               (317,399)      (167,908)      (112,913)       (88,746)
                                            -----------    -----------    -----------    -----------

Net loss ................................      (453,081)      (143,764)      (133,277)       (72,697)

Dividend requirements applicable to
   preferred stock ......................      (131,476)      (120,005)       (44,786)       (40,917)
                                            -----------    -----------    -----------    -----------

Net loss applicable to common shareholder   $  (584,557)   $  (263,769)   $  (178,063)   $  (113,614)
                                            ===========    ===========    ===========    ===========

                            See accompanying notes to
                  condensed consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                 September 30,  December 31,
                                                                                     1999          1998
                                                                                     ----          ----
         ASSETS                                                                   (unaudited)
Cash and cash equivalents ......................................................   $   65,443    $  173,826

Accounts receivable trade (less allowance for doubtful accounts of
   $40,363 and $34,377) ........................................................      204,834       197,726

Notes and other receivables ....................................................      168,262       188,455

Inventory, prepaid expenses and other assets ...................................      243,596       206,073

Property, plant and equipment, net .............................................    2,800,716     2,506,834

Investments in affiliates ......................................................      284,380       276,231

Advances to affiliates .........................................................       46,654        36,927

Feature film inventory .........................................................      298,017       293,310

Net assets held for sale .......................................................       13,949        11,006

Franchises, net of accumulated amortization of
   $779,352 and $640,735 .......................................................      712,037       850,653

Affiliation and other agreements, net of accumulated amortization of
   $221,689 and $181,928 .......................................................      169,889       206,456

Excess costs over fair value of net assets acquired and other intangible
   assets, net of accumulated amortization of $869,891 and $775,557 ............    1,958,870     2,003,128

Deferred financing, acquisition and other costs, net of
   accumulated amortization of $47,921 and $41,882 .............................      116,656       110,400
                                                                                   ----------    ----------
                                                                                   $7,083,303    $7,061,025
                                                                                   ==========    ==========

                             See accompanying notes
                 to condensed consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (continued)

                                                                                  September 30,   December 31,
                                                                                      1999            1998
                                                                                      ----            ----
         LIABILITIES AND STOCKHOLDER'S DEFICIENCY                                  (unaudited)
Accounts payable ...............................................................   $   406,374    $   423,039
Accrued liabilities ............................................................     1,004,392        883,841
Feature film and contract obligations ..........................................       332,521        373,722
Deferred revenue ...............................................................       348,453        334,213
Bank debt ......................................................................     2,047,111      2,051,549
Senior notes and debentures ....................................................     2,692,430      2,194,443
Subordinated notes and debentures ..............................................     1,048,476      1,048,375
Capital lease obligations and other debt .......................................        93,585         63,241
                                                                                   -----------    -----------
   Total liabilities ...........................................................     7,973,342      7,372,423
                                                                                   -----------    -----------

Minority interests .............................................................       613,724        719,007
                                                                                   -----------    -----------

Series H Redeemable Exchangeable Preferred Stock ...............................       398,065        364,953
                                                                                   -----------    -----------

Series M Redeemable Exchangeable Preferred Stock ...............................       967,840        891,386
                                                                                   -----------    -----------
Commitments and contingencies

Stockholder's deficiency:
   Series A Cumulative Convertible Preferred Stock,
        200,000 shares authorized, none issued .................................            --             --
   Series B Cumulative Convertible Preferred Stock,
        200,000 shares authorized, none issued .................................            --             --
   8% Series D Cumulative Preferred Stock, $.01 par value,
        112,500 shares authorized, none issued ($100 per share
        liquidation preference) ................................................            --             --
   8-1/2% Series I Cumulative Convertible Exchangeable Preferred Stock,
        $.01 par value, 1,380,000 shares authorized, 1,361,742 and 1,380,000
        shares issued and outstanding ($250 per share liquidation preference) ..            14             14
   Common Stock, $1.00 par value, 1,000 shares authorized,
        1,000 shares issued ....................................................             1              1
   Paid-in capital .............................................................       756,628        754,995
   Accumulated deficit .........................................................    (3,626,311)    (3,041,754)
                                                                                   -----------    -----------
   Total stockholder's deficiency ..............................................    (2,869,668)    (2,286,744)
                                                                                   -----------    -----------
                                                                                   $ 7,083,303    $ 7,061,025
                                                                                   ===========    ===========

                             See accompanying notes
                 to condensed consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (Dollars in thousands)
                                   (Unaudited)

                                                                          1999           1998
                                                                      -----------    -----------
Cash flows from operating activities:
   Net loss .......................................................   $  (453,081)   $  (143,764)
                                                                      -----------    -----------
Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation and amortization ................................       627,909        497,868
     Equity in net loss of affiliates .............................         8,857         19,324
     Minority interests ...........................................       (42,680)       (25,435)
     Gain on sale of programming interests and cable assets .......            --       (152,683)
     Gain on sale of marketable securities ........................       (10,861)            --
     Write off of investment in affiliate .........................        15,100             --
     Write off of deferred financing costs ........................         4,425          4,717
     Amortization of deferred financing costs .....................         6,212          5,875
     Amortization of debenture discount ...........................           418            347
     (Gain) loss on sale of equipment .............................         3,269         (1,136)
     Changes in assets and liabilities, net of effects of
         acquisitions and dispositions ............................        32,089         94,681
                                                                      -----------    -----------
   Net cash provided by operating activities ......................       191,657        299,794
                                                                      -----------    -----------
Cash flows from investing activities:
   Net proceeds from sale of programming interests and cable assets            --        437,543
   Payments for acquisitions, net of cash acquired ................      (114,447)      (154,387)
   Proceeds from sale of marketable securities ....................        10,861             --
   Capital expenditures ...........................................      (595,429)      (387,013)
   Proceeds from sale of plant and equipment ......................           722          8,579
   Additions to intangible assets .................................        (6,107)       (14,822)
   Increase in investments in affiliates, net .....................       (32,106)       (21,668)
                                                                      -----------    -----------
     Net cash used in investing activities ........................      (736,506)      (131,768)
                                                                      -----------    -----------
Cash flows from financing activities:
   Proceeds from bank debt ........................................     3,033,291      4,445,647
   Repayment of bank debt .........................................    (3,037,729)    (5,651,865)
   Repayment of senior debt .......................................            --       (112,500)
   Repayment of subordinated notes payable ........................            --       (151,000)
   Issuance of senior notes and debentures ........................       497,670      1,296,076
   Dividends applicable to preferred stock ........................       (21,910)       (22,007)
   Issuance of common stock .......................................            --          2,444
   Decrease in obligation to related party ........................            --       (197,183)
   Payments of capital lease obligations and other debt ...........       (15,407)        (8,913)
   Additions to deferred financing and other costs ................       (19,449)       (19,690)
   Redemption of preferred stock ..................................            --         (9,409)
                                                                      -----------    -----------
     Net cash provided by (used in) financing activities ..........       436,466       (428,400)
                                                                      -----------    -----------
Net decrease in cash and cash equivalents .........................      (108,383)      (260,374)
Cash and cash equivalents at beginning of year ....................       173,826        410,141
                                                                      -----------    -----------
Cash and cash equivalents at end of period ........................   $    65,443    $   149,767
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

Note 2. Responsibility for Interim Financial Statements

The financial statements as of and for the three and nine month periods ended September 30, 1999 and 1998 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

Note 4. Loss Per Common Share

Net loss per common share for the three and nine months ended September 30, 1999 and 1998 is not presented since the Company is a wholly owned subsidiary of Cablevision Systems Corporation.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

Note 5. Cash Flows

For purposes of the condensed consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The Company paid cash interest expense of approximately $325,220 and $274,359 for the nine months ended September 30, 1999 and 1998, respectively. The Company's noncash financing and investing activities for the nine months ended September 30, 1999 and 1998 included capital lease obligations of $45,751 and $25,610, respectively, incurred when the Company entered into leases for new equipment, preferred stock dividend requirements of $109,566 and $97,998, respectively, the issuance of common stock valued at $4,848 to redeem certain limited partnership interests in a subsidiary of the Company in 1998, and the receipt of warrants from At Home Corporation valued at $74,788 in 1998.

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

In April 1999, ITT Corporation ("ITT") exercised its second put for the remainder of its minority interest in Madison Square Garden and settled certain matters between the parties for a payment of approximately $87,000.

Note 7. At Home

As of September 30, 1999 and 1998, deferred revenue derived from the receipt of At Home warrants, net of amortization taken, amounted to approximately $174,567 and $224,400, respectively. For the nine and three months ended September 30, 1999 and 1998, the Company recognized approximately $37,602 and $12,534 and $23,734 and $10,257, respectively, of this deferred revenue.

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

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

                                             Nine Months Ended September 30,            Three Months Ended September 30,
                                             -------------------------------            --------------------------------
                                                1999                   1998                1999                    1998
                                                ----                   ----                ----                    ----
Revenues

Telecommunication Services.............      $1,601,118            $1,382,392           $   543,154          $   497,038
Rainbow Media..........................         815,896               707,177               228,246              205,097
Retail Electronics.....................         396,853               264,771               137,505              130,051
All Other..............................          64,648                   230                25,563                   66
Intersegment Eliminations..............         (96,188)              (66,781)              (32,158)             (25,381)
                                             ----------            ----------           -----------          -----------
         Total.........................      $2,782,327            $2,287,789           $   902,310          $   806,871
                                             ==========            ==========           ===========          ===========

                                             Nine Months Ended September 30,            Three Months Ended September 30,
                                             -------------------------------            --------------------------------
                                                1999                   1998                1999                    1998
                                                ----                   ----                ----                    ----
Adjusted Operating Cash Flow

Telecommunication Services.............      $  679,320            $  557,772           $   232,172          $   206,323
Rainbow Media..........................         119,451                77,977                44,604               16,435
Retail Electronics.....................         (27,005)              (16,356)              (10,203)              (2,876)
All Other..............................         (35,193)               (1,245)              (13,224)                (128)
                                             ----------            ----------           -----------          -----------
         Total.........................      $  736,573            $  618,148           $   253,349          $   219,754
                                             ==========            ==========           ===========          ===========

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:

                                                         Nine Months Ended            Three Months Ended
                                                         -----------------            ------------------
                                                           September 30,                 September 30,
                                                           -------------                 -------------
                                                        1999           1998           1999           1998
                                                    -----------    -----------    -----------    -----------
Revenue
Total revenue for reportable segments ...........   $ 2,813,867    $ 2,354,340    $   908,905    $   832,186
Other revenue and intersegment eliminations .....       (31,540)       (66,551)        (6,595)       (25,315)
                                                    -----------    -----------    -----------    -----------
      Total consolidated revenue ................   $ 2,782,327    $ 2,287,789    $   902,310    $   806,871
                                                    ===========    ===========    ===========    ===========

Adjusted Operating Cash Flow to Net Loss
Total adjusted operating cash flow for reportable
      segments ..................................   $   771,766    $   619,393    $   266,573    $   219,882
Other adjusted operating cash flow deficit ......       (35,193)        (1,245)       (13,224)          (128)
Items excluded from adjusted operating cash flow:
      Depreciation and amortization .............      (627,909)      (497,868)      (212,737)      (178,922)
      Incentive stock plan expense ..............      (216,388)       (96,136)       (49,391)       (24,783)
      Year 2000 remediation .....................       (27,958)            --        (11,585)            --
      Interest expense ..........................      (344,075)      (317,969)      (120,517)      (106,438)
      Interest income ...........................         6,937         20,016          2,077          6,754
      Equity in net loss of affiliates ..........        (8,857)       (19,324)        (4,497)        (4,431)
      Gain on sale of programming interests and
           cable assets, net ....................            --        152,683             --         11,195
      Write off of deferred financing costs .....        (4,425)        (4,717)           (19)        (3,101)
      Provision for preferential payment to
           related party ........................            --           (980)            --             --
      Minority interests ........................        42,680         25,435         12,265         16,339
      Miscellaneous, net ........................        (9,659)       (23,052)        (2,222)        (9,064)
                                                    -----------    -----------    -----------    -----------
                Net loss ........................   $  (453,081)   $  (143,764)   $  (133,277)   $   (72,697)
                                                    ===========    ===========    ===========    ===========

Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States.

The Company does not have a single external customer which represents 10 percent or more of its consolidated revenues.

Note 9. Financial Instruments

In July 1999, Cablevision Systems Corporation ("Cablevision") entered into a $100 million facility with a third party for Cablevision to acquire a beneficial interest in shares of its Class A common stock through a forward swap contract facility that is available through June 2000 with a final maturity date for all executed swaps of February 2001. The terms of the facility provide for the settlement of any obligations of Cablevision thereunder either in cash or Cablevision's

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

Class A common stock. Cablevision's obligation is guaranteed by the Company. Currently, there are no outstanding contracts under this facility.

Note 10. Recent Developments

In September 1999, the Company exercised its right to redeem all of its outstanding shares of 8 1/2% Series I Cumulative Convertible Exchangeable Preferred Stock ("Series I Preferred"). The redemption occurred on November 2, 1999, at a price equal to 102.8% of the liquidation preference, plus accrued dividends. Investors held the Series I Preferred through interests in depositary shares (each of which represented a 1/10th interest in a share of the Series I Preferred) which were redeemable simultaneously. Each depositary share was convertible into approximately 1.4828 shares of Cablevision System Corporation's Class A Common Stock. As of November 8, 1999, 13,797,625 depositary shares out of 13,800,000 depositary shares outstanding had been converted into 20,458,925 shares of Cablevision System Corporation's Class A Common Stock, with the remaining 2,375 depositary shares being redeemed for cash.

In September 1999, the Company announced that it was pursuing strategic alternatives for operation of its cable television systems in the greater Boston, Massachusetts and Cleveland, Ohio metropolitan areas, as well as in Kalamazoo, Michigan.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In April 1999, Cablevision Systems Corporation contributed certain cable television systems acquired from Tele-Communications, Inc. (the "TCI Systems") on March 4, 1998 to the Company. This transaction was accounted for in a manner similar to a pooling of interests, whereby the assets and liabilities of the TCI Systems were recorded at historical book value. Prior period consolidated financial statements of the Company have been restated to include the financial position and results of operations of the TCI Systems from March 4, 1998. As a result, the operations of CSC Holdings, Inc. are identical to the operations of Cablevision Systems Corporation, except for dividends attributable to the preferred stock of CSC Holdings, Inc. which have been reported in minority interests in the consolidated financial statements of Cablevision Systems Corporation. Refer to Cablevision Systems Corporation's Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 12 through 32 of this Form 10-Q.

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

                  The index to exhibits is on page 46.

            (b) The Company has not filed any Current Reports on Form 8-K with the Commission during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                    CABLEVISION SYSTEMS CORPORATION
                                    CSC HOLDINGS, INC.


Date: November 12, 1999                 /s/ William J. Bell
      ----------------------            ----------------------------------------
                                    By: William J. Bell, as Vice Chairman,
                                        Director and Principal Financial Officer
                                        of Cablevision Systems Corporation and
                                        CSC Holdings, Inc.


Date: November 12, 1999                 /s/ Andrew B. Rosengard
      -----------------------           ----------------------------------------
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

                                INDEX TO EXHIBITS

EXHIBIT                                                                     PAGE
  NO.                           DESCRIPTION                                  NO.
-------                         -----------                                 ----

3.5         Certificate of Amendment of the Amended and Restated
            Certificate of Incorporation of Cablevision Systems
            Corporation

27 Financial Data Schedule - Cablevision Systems Corporation and Subsidiaries

27.1        Financial Data Schedule - CSC Holdings, Inc. and Subsidiaries