Form 10-K
period 1999-12-31
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS INC
filed 2000-03-30
CIK 1053112, 784681

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

    |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1999
                                       OR
    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                        For the transition period from to

Commission File        Registrant; State of Incorporation;    IRS Employer
Number                 Address and Telephone Number           Identification No.
------                 ----------------------------           ------------------

1-14764                Cablevision Systems Corporation        11-3415180
                       Delaware
                       1111 Stewart Avenue
                       Bethpage, NY  11714
                       (516) 803-2300

1-9046                 CSC Holdings, Inc.                     11-2776686
                       Delaware
                       1111 Stewart Avenue
                       Bethpage, NY  11714
                       (516) 803-2300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:                  Name of each Exchange on which Registered:

Cablevision Systems Corporation               New York Stock Exchange
-------------------------------
Class A Common Stock

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

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Aggregate market value of voting stock held by nonaffiliates of Cablevision Systems Corporation based on the closing price at which such stock was sold on the New York Stock Exchange on March 17, 2000: $8,020,730,025.

Number of shares of common stock outstanding as of March 17, 2000:

   Cablevision Systems Corporation           Class A Common Stock - 130,258,082
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

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
Part I
        Item  1.  Business.                                                   1

              2.  Properties.                                                25

              3.  Legal Proceedings.                                         25

              4.  Submission of Matters to a Vote of
                  Security Holders.                                          25

Part II
              5.  Market for the Registrants' Common Equity
                  and Related Stockholder Matters.                           26

              6.  Selected Financial Data.                                   28

              7.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.             32

              7A. Quantitative and Qualitative Disclosures About
                  Market Risk.                                               54

              8.  Consolidated Financial Statements.                         55

              9.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure.                   131

Part III*
              10. Directors and Executive Officers of the
                  Registrant.                                                 *

              11. Executive Compensation.                                     *

              12. Security Ownership of Certain Beneficial
                  Owners and Management.                                      *

              13. Certain Relationships and Related
                  Transactions.                                               *

Part IV
              14. Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K.                                  131

* These items are omitted because the registrant intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement or an amendment to this report containing the information required to be disclosed under Part III of Form 10-K under cover of Form 10-K/A.

                                     PART I

Item 1. Business

This combined Annual Report on Form 10-K is separately filed by Cablevision Systems Corporation ("Cablevision Parent" or the "Company") and CSC Holdings, Inc. ("CSC Holdings").

Cablevision Parent

Cablevision Parent is a Delaware corporation which was organized in 1997. Cablevision Parent's only asset is all of the common stock of CSC Holdings. All of the ownership interests Cablevision Parent held in the entities that own certain cable television systems acquired from Tele-Communications, Inc. in 1998 (the "TCI Systems") and the interest it held in CCG Holdings, Inc., which owns the Company's motion picture theater assets were contributed to CSC Holdings in 1999. References herein to the "Systems" refer to the cable television systems owned by CSC Holdings, and, from and after March 4, 1998, such systems and the TCI Systems.

CSC Holdings

CSC Holdings is a Delaware corporation which was organized in 1985 and owns and operates cable television systems in 7 states with approximately 3,492,000 subscribers at December 31, 1999. Through Rainbow Media Holdings, Inc. ("Rainbow Media"), a company owned 74% by CSC Holdings and 26% by a subsidiary of NBC Cable Holding, Inc. ("NBC Cable"), a subsidiary of National Broadcasting Company, Inc. ("NBC"), CSC Holdings owns interests in and manages numerous national and regional programming networks, the Madison Square Garden sports and entertainment business and cable television advertising sales companies. CSC Holdings, through Cablevision Lightpath, Inc. ("Lightpath"), a wholly-owned subsidiary of CSC Holdings, provides switched telephone service. CSC Holdings also owns Cablevision Electronics Investments, Inc., doing business as The WIZ, an electronics retailer operating 41 retail locations in the New York metropolitan area and CCG Holdings, Inc. which owns 64 motion picture theaters containing a total of 293 screens in the New York metropolitan area.

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

Prior to the Reorganization, CSC Holdings had two outstanding classes of common stock. Its Class A Common Stock was publicly traded on the American Stock Exchange (the "ASE") and its Class B Common Stock was privately held. In the Reorganization, the Class A Common Stock and Class B Common Stock of CSC Holdings were converted into identical securities of Cablevision Parent and the Class A Common Stock of Cablevision Parent became listed on the ASE and traded under


                                      (1)
the symbol "CVC". On December 7, 1999, the Company's Class A Common Stock began trading on the New York Stock Exchange. Cablevision Parent owns all of the common stock of CSC Holdings.

CSC Holdings' outstanding preferred stock and debt was unaffected by the Reorganization except that CSC Holdings' 8-1/2% Series I Cumulative Convertible Exchangeable Preferred Stock was convertible into Cablevision Parent's Class A Common Stock rather than CSC Holdings' Class A Common Stock. As of December 31, 1999, all shares of the Series I Preferred Stock had been converted into Cablevision Parent's Class A Common Stock or redeemed for cash.

In connection with the Reorganization, Tele-Communications, Inc. ("TCI") caused to be contributed to Cablevision Parent, and Cablevision Parent acquired, the TCI Systems. These systems, which are located in New Jersey, on Long Island and in New York's Rockland and Westchester counties, served approximately 833,000 cable subscribers as of the contribution date. In consideration for those cable television systems, Cablevision Parent issued to certain TCI entities 48,942,172 shares of Cablevision Parent Class A Common Stock and assumed certain liabilities related to such systems. See "Cable Television Operations - TCI Transactions" below for a discussion of these transactions.

Stock Splits

On March 4, 1998, Cablevision Parent's Board of Directors declared a two-for-one stock split in the form of a stock dividend on the outstanding Class A Common Stock and Class B Common Stock of Cablevision Parent. The dividend was paid on March 30, 1998 to stockholders of record on March 19, 1998. Additionally, on July 22, 1998, Cablevision Parent's Board of Directors declared a two-for-one stock split that was effected as a special stock distribution of one share of Class A Common Stock for each share of Class A Common Stock issued and outstanding as of August 10, 1998 and one share of Class B Common Stock for each share of Class B Common Stock issued and outstanding as of August 10, 1998. The stock dividend was paid on August 21, 1998 to stockholders of record on August 10, 1998. All share and per share amounts of Cablevision Parent and CSC Holdings in this Form 10-K have been restated to reflect the stock splits.

Cable Television Operations

General

Cable television is a service that delivers multiple channels of television programming to subscribers who pay a monthly fee for the services they receive. Television signals are received over-the-air or via satellite delivery by antennas, microwave relay stations and satellite earth stations and are modulated, amplified and distributed over a network of coaxial and fiber optic cable to the subscribers' television sets. Cable television systems typically are constructed and operated pursuant to non-exclusive franchises awarded by local governmental authorities for specified periods of time.

The Company's cable television systems offer varying levels of service which may include, among other programming, local broadcast network affiliates and independent television stations, certain


                                      (2)
other news, information and entertainment channels such as CNN, CNBC, ESPN, and MTV, and certain premium services such as HBO, Showtime, The Movie Channel, Starz and Cinemax.

The Company's cable television revenues are derived principally from monthly fees paid by subscribers. In addition to recurring subscriber revenues, the Company derives revenues from the sales of pay-per-view movies and events, from the sale of advertising time on advertiser supported programming and from installation charges. Certain services and equipment provided by substantially all of the Company's cable television systems are subject to regulation.

As of December 31, 1999, the Company's cable television systems served approximately 3,492,000 subscribers, primarily in the greater New York, Boston and Cleveland metropolitan areas.

The following table sets forth certain statistical data regarding the Company's cable television operations.

                                                                                     As of December 31,
                                                                      --------------------------------------------
                                                                         1999               1998            1997
                                                                      ---------------------------------------------
Homes passed by cable (1).....................................        5,200,000          5,115,000        4,398,000
Basic service subscribers.....................................        3,492,000          3,412,000        2,844,000
Basic service subscribers as a percentage of
     homes passed.............................................              67.2%             66.7%            64.7%
Number of premium television units (3)........................        7,715,000          6,754,000        4,471,000
Average number of premium units per basic
     subscriber at period end (3).............................              2.2               2.0              1.6
Average monthly revenue per basic subscriber (2)..............            $44.38            $42.56           $38.53

----------
(1) Homes passed is based upon homes actually marketed and does not include multiple dwelling units passed by the cable plant that are not connected to it.
(2) Based on recurring service revenues for the last month of the period, excluding installation charges and certain other non-recurring revenues such as pay-per-view, advertising and home shopping revenues. See "Subscriber Rates and Services; Marketing and Sales."
(3) Restated for 1998 and 1997 to conform to 1999's definition and reflects in 1997 the operations of certain cable television systems which had relatively lower premium unit penetration and were sold by December 1998.

The Company's cable television systems are concentrated in the New York City greater metropolitan area (80% of the Company's total subscribers as of December 31, 1999), the Boston and suburban Massachusetts areas (10% of total subscribers as of December 31, 1999) and the greater Cleveland metropolitan area (9% of total subscribers as of December 31, 1999). The Company believes that its cable systems in the New York City greater metropolitan area comprise the largest metropolitan cluster of cable television systems under common ownership in the United States (measured by number of subscribers).

Cable Television System Sales

In 1997 and 1998, the Company completed the sale or transfer of cable television systems in Alabama, Florida, Illinois, Kentucky, Maine, Missouri, upstate New York, North Carolina, Toledo, Ohio and neighboring states, representing approximately 440,000 subscribers for an aggregate sales price of $514.7 million in cash.


                                      (3)

In addition, in October 1998, the Company transferred its cable television system in Rensselaer, New York (which served approximately 29,600 subscribers at September 30, 1998), plus approximately $16 million in cash to Time Warner Entertainment Company, L.P. in exchange for Time Warner's Litchfield, Connecticut system (which served approximately 28,400 subscribers at date of transfer).

In December 1999, the Company entered into definitive agreements with Adelphia Communications Corporation ("Adelphia") under which the Company will sell its cable television systems in the greater Cleveland metropolitan area to Adelphia for total consideration of $1.53 billion ($990 million in cash and $540 million in Adelphia class A common stock), subject to certain adjustments.

In March 2000, the Company entered into a definitive agreement to sell its Kalamazoo, Michigan system to Charter Communications, Inc. in exchange for $172.5 million in Charter Communications, Inc. common stock.

TCI Transactions

On March 4, 1998, Cablevision Parent completed transactions with TCI ("TCI Transactions") pursuant to which Cablevision Parent acquired certain cable television systems owned and operated by TCI and located in New Jersey, on Long Island and in New York's Rockland and Westchester counties. Cablevision Parent issued to certain TCI entities an aggregate of 48,942,172 shares of Cablevision Parent's Class A Common Stock (See "The Holding Company Reorganization and TCI Transactions"). In addition, Cablevision Parent assumed certain related liabilities, including an aggregate amount of indebtedness for borrowed money equal to $669 million (the "Assumed Debt"). The Assumed Debt was refinanced immediately following the closing of the transactions with borrowings under a new $800 million bridge revolving credit facility entered into by wholly-owned subsidiaries of Cablevision Parent that were acquired from TCI or that hold assets contributed by TCI (the "Contributed Business Subsidiaries"), with a group of banks led by Toronto-Dominion (Texas), Inc., as administrative and arranging agent. The Contributed Business Subsidiaries were wholly-owned (directly or indirectly) by Cablevision Parent until April 1999 when Cablevision Parent contributed these entities to CSC Holdings.

Contemporaneous with the Reorganization, CSC Holdings acquired the remaining 1% interest in Cablevision of New York City, L.P. of Mr. Charles F. Dolan ("Mr. Dolan"), the Company's Chairman of the Board of Directors, and satisfied certain payment obligations for a cash payment of approximately $194 million. This transaction was effected pursuant to the provisions of agreements entered into in 1992, as amended in 1997 to delay the exercise date to coincide with the consummation of the Reorganization and related transactions.

In connection with securing certain regulatory approvals for the TCI Transactions, the Company agreed to divest certain cable television system assets of the Contributed Business Subsidiaries that are located in Paramus and Hillsdale, New Jersey. These systems (which served approximately 5,300 subscribers at November 30, 1998) were sold in December 1998.


                                      (4)

The agreement effecting the TCI Transactions (the "Contribution Agreement") permitted Cablevision Parent to combine the cable operations of CSC Holdings and the Contributed Business Subsidiaries.

Cablevision Parent contributed the Contributed Business Subsidiaries to CSC Holdings in April 1999. In November 1999, Cablevision Parent received a private letter ruling from the Internal Revenue Service that would permit CSC Holdings to distribute the stock of its subsidiary, Rainbow Media, to Cablevision Parent. If such a distribution were made, Rainbow Media would become a direct subsidiary of Cablevision Parent. The Company has made no decision regarding such a distribution. Such a distribution is dependent upon compliance with the Company's covenants under its indentures and bank credit facilities and upon the receipt of certain other approvals.

In connection with the TCI Transactions, Cablevision Parent, TCI and certain holders of Cablevision Parent Class B Common Stock entered into a Stockholders Agreement providing, among other things, for TCI's right to designate two Class B directors to Cablevision Parent's Board of Directors, limits on TCI's ability to buy more than an additional 10% of Cablevision Parent Class A Common Stock and limitations on TCI's ability to transfer Cablevision Parent Class A Common Stock.

On March 9, 1999, TCI merged with a subsidiary of AT&T Corp. and became a wholly-owned subsidiary of AT&T Corp.

In April 1999, Cablevision Parent contributed the Contributed Business Subsidiaries to CSC Holdings in a transaction accounted for in a manner similar to a pooling of interests, whereby the assets and liabilities of the Contributed Business Subsidiaries were recorded at historical book value. The Contributed Business Subsidiaries served an aggregate of approximately 847,000 subscribers as of March 31, 1999. The total assets and liabilities of the Contributed Business Subsidiaries at March 31, 1999 amounted to $1.1 billion and $635 million, respectively.

Subscriber Rates and Services; Marketing and Sales.

The Company's cable television systems offer a package of services, generally marketed as "Family Cable", which includes, among other programming, broadcast network local affiliates and independent television stations and certain other news, information and entertainment channels such as CNN, CNBC, ESPN and MTV. For additional charges, the Company's cable television systems provide certain premium services such as HBO, Showtime, The Movie Channel, Starz and Cinemax, which may be purchased either individually (in conjunction with Family Cable) or in combinations or in tiers.

In addition, the Company's cable television systems offer a basic package which includes broadcast network local affiliates and public, educational or governmental channels and certain leased access channels.

The Company has a branded product offering called "OptimumTV", which packages all of the premium networks available on its cable systems at discounted prices. Optimum TV includes the Family and basic services noted above, as well as all of the premium a la carte programming


                                      (5)
available on the cable system, grouped into three premium packages. Optimum TV also includes additional pay-per-view channels that offer movies and sporting events on a transactional basis.

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

Since its existing cable television systems are substantially fully built, the Company's sales efforts are primarily directed toward increasing penetration and revenues in its franchise areas. The Company markets its cable television services through in person selling, as well as telemarketing, direct mail advertising, promotional campaigns and local media and newspaper advertising.

Certain services and equipment (converters supplied to subscribers) provided by substantially all of the Company's cable television systems are subject to regulation. See "Cable Television Operations - Regulation - 1992 Cable Act."

System Capacity.

The Company is engaged in an ongoing effort to upgrade the technical capabilities of its cable plant and to increase channel capacity for the delivery of additional programming and new services. The Company's cable television systems have a minimum capacity of 42 channels. Currently 87% of its homes are served by at least 77 channels. As a result of ongoing upgrades, the Company expects that by December 2000 approximately 96% of its subscribers will be served by systems having a capacity of at least 77 channels. All of the system upgrades either completed or underway will utilize fiber optic cable.

Programming.

Adequate programming is available to the Systems from a variety of sources including that available from Rainbow Media and affiliates of AT&T, Fox Entertainment Group, Inc. and NBC. Program suppliers' compensation is typically a fixed, per subscriber monthly fee based, in most cases, either on the total number of subscribers of the cable systems and certain of its affiliates, or on the number of subscribers subscribing to the particular service. The programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Cable programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to most subscribers, increased costs to produce or purchase cable programming and other factors. Management believes that the Systems will continue to have access to programming services at reasonable price levels.


                                      (6)

Franchises.

The Systems are operated primarily under nonexclusive franchise agreements with local governmental franchising authorities, in some cases with the approval of state cable television authorities. Franchising authorities generally charge a fee of up to 5% based on a percentage of certain revenues of the franchisee.

The franchise agreements are generally for a term of ten to fifteen years from the date of grant, although some recent renewals have been for five to ten year terms. Some of the franchises grant the cable television system an option to renew. The expiration dates for the Company's ten largest franchises range from 2001 to 2009. In situations where the Company's franchises have expired or not been renewed, the Company is operating under temporary operating authority or without a license while negotiating renewal terms with the franchising authorities. Franchises usually require the consent of the franchising authority prior to the sale, assignment, transfer or change in ownership or operating control of the franchisee.

The Cable Communications Policy Act of 1984 (the "1984 Cable Act") and the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") provide significant procedural protections for cable operators seeking renewal of their franchises. See "Business - Regulation - Cable Television". In connection with a renewal, a franchising authority may impose different and more stringent terms. The Company has never lost a franchise as a result of a failure to obtain a renewal.

Programming and Entertainment Operations

General.

The Company conducts its programming activities through Rainbow Media, a company currently 74% owned by CSC Holdings and 26% by NBC Cable (which may be increased by up to an additional 1% under certain circumstances without additional cash payment).

Rainbow Media's businesses include national and regional programming networks and the Madison Square Garden sports and entertainment business. Rainbow Media also owns interests in cable television advertising businesses.

Rainbow Media's national entertainment networks include American Movie Classics (which features American theatrically released classic films and original programming), Bravo (which features films and performing arts programs, including jazz, dance, classical music and theatrical and original programming), Romance Classics (which features theatrically released films, mini-series, made for television movies and original programming having a romantic theme), MuchMusic (which features a diverse mix of new and established musical artists) and The Independent Film Channel (which features independent films made outside the traditional Hollywood system). National Sports Partners is a national sports network featuring Fox Sports Net, which provides national sports programming to regional sports networks. National Sports Partners is 50% owned by Rainbow Media and is managed and 50% owned by Fox Sports Networks, LLC ("Fox").


                                      (7)

Rainbow Media owns a 60% interest in, and manages, Regional Programming Partners, a partnership with Fox. Regional Programming Partners owns Madison Square Garden, a sports and entertainment company that owns and operates the Madison Square Garden Arena and the adjoining Theater at Madison Square Garden, the New York Knickerbockers professional basketball team, the New York Rangers professional hockey team, the New York Liberty professional women's basketball team, the New England Seawolves professional arena football team, the Hartford Wolf Pack professional hockey team, the Madison Square Garden Network, Fox Sports Net New York and Radio City Entertainment (which operates Radio City Music Hall in New York City). Additionally, Madison Square Garden manages and operates the Hartford Civic Center. Regional Programming Partners also owns interests in regional sports networks that provide regional sports programming to the New England, Chicago, Cincinnati, Cleveland, San Francisco and Florida areas, in addition to Madison Square Garden Network and Fox Sports Net New York which provide regional sports programming to the New York City metropolitan area, as well as MetroChannels which provide regional and local sports, news and educational programming to the New York metropolitan area.

Rainbow Media owns Rainbow News 12 which operates regional news networks servicing suburban areas surrounding New York City. Rainbow Media also owns and operates Rainbow Advertising Sales Corporation, a cable television advertising company and owns a 50% interest in National Advertising Partners, which sells national advertising for regional sports networks and is managed and 50% owned by Fox.


                                      (8)

The following table sets forth ownership information and estimated subscriber information as of December 31, 1999 for each of the programming businesses whose ownership interest is held directly or indirectly by Rainbow Media and which Rainbow Media manages. Rainbow Media is currently a 74% owned subsidiary of CSC Holdings. NBC owns the remaining 26% interest. Regional Programming Partners ("RPP") is a 60% owned subsidiary of Rainbow Media, with the remaining 40% interest owned by Fox.

                                                       Affiliated
Programming                              Viewing          Basic
Businesses                            Subscribers    Subscribers (1)       Ownership (2)
----------                            -----------    ---------------       -------------
                                                      (In Millions)
National Entertainment:
American Movie Classics                    66.4            71.6          Rainbow Media - 100%
Romance Classics                           19.2            31.0          Rainbow Media - 100%
Bravo                                      38.1            52.1          Rainbow Media - 100%
Bravo Latin America                         5.8             7.0          Rainbow Media - 100%
The Independent Film Channel               11.2            34.4          Rainbow Media - 100%
MuchMusic                                  10.5            14.9          Rainbow Media and Chum, Ltd. - 50% each

Sports:
Madison Square Garden Network/FSNNY        12.2            15.5          RPP - 100%
Fox Sports Net Bay Area                     3.0             3.3          RPP and Fox - 50% each
Fox Sports Net Chicago                      3.3             3.5          RPP and Fox - 50% each
Fox Sports Net New England                  3.4             3.9          RPP and Media One - 50% each
Fox Sports Net Ohio                         2.2             2.4          RPP - 100%
Fox Sports Net Cincinnati                   2.5             2.7          RPP - 100%
SportsChannel Florida                       3.2             3.3          RPP - 30%; Front Row - 70% (3)

News Services:
News12 Long Island                           .8              .8          Rainbow Media - 100%
News12 Connecticut                           .2              .2          Rainbow Media - 100%
News12 New Jersey                           1.7             1.7          Rainbow Media - 88.6%; Newark Star Ledger - 11.4%
News12 Westchester                           .2              .3          Rainbow Media - 100%
News12 Bronx                                 .3              .3          Rainbow Media - 100%
Neighborhood News L.I.                       .2              .2          Rainbow Media - 100%

Other:
Metro Guide                                 3.8             4.1          RPP - 100%
Metro Traffic and Weather                   2.5             2.7          RPP - 100%
Metro Learning                              2.5             2.7          RPP - 100%

----------
(1) Represents the total number of basic subscribers available in systems that carry the service.
(2) Various of these programming businesses, other than those which are wholly-owned by Rainbow Media, are subject to puts, calls, rights of first refusal and restrictions on transfer.
(3) In January 2000, RPP acquired Front Row Communications' controlling 70% interest in SportsChannel Florida.


                                      (9)

Rainbow Media's existing structure reflects three significant transactions that were consummated in 1997.

NBC Transaction

On April 1, 1997, Rainbow Media consummated a transaction in which Rainbow Programming Holdings, Inc. merged with and into Rainbow Media, a newly formed subsidiary of CSC Holdings. In addition, NBC Cable received a 25% equity interest (which interest has been increased to 26% and may be further increased by up to an additional 1% under certain circumstances without additional cash payment) in common stock of Rainbow Media. CSC Holdings owned the remaining 75% equity interest in Rainbow Media (which interest is currently 74%). The partnership interests in certain of Rainbow Media's programming services formerly owned by NBC Cable are now owned by subsidiaries of Rainbow Media.

Fox Transactions

On December 18, 1997, Rainbow Media organized three partnerships with Fox:
Regional Programming Partners (the partnership that owns Madison Square Garden and interests in the regional sports programming businesses previously owned by Rainbow Media), National Sports Partners (the partnership that owns and operates Fox Sports Net) and National Advertising Partners (the partnership that manages and sells national advertising for certain of the regional sports networks in which Regional Programming Partners owns interests and certain regional sports networks owned by Fox) (the "Fox Transactions").

In connection with the formation of Regional Programming Partners, affiliates of Rainbow Media, through various indirect transfers, contributed to Regional Programming Partners, in consideration for the issuance of a 60% general partnership interest, their interests in Madison Square Garden, SportsChannel Chicago, SportsChannel Pacific, SportsChannel New England, SportsChannel Ohio, SportsChannel Cincinnati, SportsChannel Florida and Metro Channel LLC. Fox contributed $850 million in cash to Regional Programming Partners in exchange for a 40% general partnership interest. A subsidiary of Rainbow Media is the managing general partner of Regional Programming Partners.

In connection with the formation of National Sports Partners, Rainbow Media contributed to National Sports Partners, in consideration for the issuance of a 50% general partnership interest, its interests in American Sports Classics LLC, Prime SportsChannel and SportsChannel Ventures, Inc. Fox contributed, in consideration for the issuance of a 50% general partnership interest, certain assets, including the assets pertaining to or used in the business of Fox and interests in Prime SportsChannel and Fox Watch Productions Inc. A subsidiary of Fox is the managing partner of National Sports Partners.

In connection with the formation of National Advertising Partners, Rainbow Media contributed to National Advertising Partners, in consideration for the issuance of a 50% general partnership interest, certain assets relating to the national advertising of certain of the regional sports programming services in which Rainbow Media had an interest. Fox contributed, in consideration for the issuance of a 50% general partnership interest, certain assets relating to the national


                                      (10)
advertising of the regional sports programming services in which Fox had an interest. A subsidiary of Fox is the managing general partner of National Advertising Partners.

Madison Square Garden

On June 17, 1997, Madison Square Garden redeemed a portion of ITT Corporation's ("ITT's") interest in Madison Square Garden for $500 million and Rainbow Media contributed its SportsChannel Associates programming company to Madison Square Garden, which, together with the redemption, increased Rainbow Media's interest in Madison Square Garden to 89.8% and reduced ITT's interest to 10.2%. In connection with the Fox Transactions discussed above, Rainbow Media's interest in Madison Square Garden was contributed to Regional Programming Partners. ITT's interest in Madison Square Garden was further reduced to 7.8% as a result of the $450 million capital contribution by Regional Programming Partners to Madison Square Garden as of December 18, 1997, which was used by Madison Square Garden to pay down outstanding debt. ITT's interest was further reduced to 3.7% in June 1998, when Madison Square Garden redeemed, for $94 million, a portion of ITT's interest following ITT's exercise of its first put right. In April 1999, ITT exercised its second put for the remainder of its interest in Madison Square Garden and settled certain matters between the parties for a net payment of $87 million.

CSC Holdings and Rainbow Media entered into agreements with the National Hockey League (the "NHL") and the National Basketball Association ("NBA"), agreeing, among other things, to conduct themselves in accordance with the relevant rules of each league. The approvals of the NHL and the NBA are required for certain transactions involving Cablevision Parent, CSC Holdings, Rainbow Media, Regional Programming Partners and Madison Square Garden, including certain transfers of ownership interests.

In December 1997, Madison Square Garden purchased Radio City Productions, LLC, the production company that operates Radio City Music Hall in New York City and produces The Radio City Christmas Spectacular and shows featuring the Radio City Rockettes and simultaneously entered into a 25-year lease for Radio City Music Hall.

Tracking Stock

In December 1999, the Company announced that its Board of Directors had authorized the creation of a new tracking stock related to its programming and entertainment assets, principally residing in its Rainbow Media subsidiary. No determination has been made of the specific programming and entertainment assets to be included in the tracking stock or the method of distribution to shareholders. The tracking stock proposal must be approved by each class of the Company's shareholders.

SportsChannel Florida

In January 2000, Regional Programming Partners acquired the 70% interest in SportsChannel Florida held by Front Row Communications for $130.1 million (including the repayment of $20 million in debt) increasing its ownership to 100%.


                                      (11)

Telephone and Modem Services

The Company, through Lightpath, a Competitive Local Exchange Carrier, provides basic and advanced local telecommunications services to the business market. Lightpath provides a full range of local dial tone, switched services, private line and advanced networking features on the local and long distance levels on its own facilities and network. As of December 31, 1999, Lightpath serviced over 1,500 industrial, commercial and institutional accounts on Long Island. In addition, the Company provides residential telephone and cable modem internet access service in portions of the greater New York City metropolitan area and parts of southern Connecticut. At December 31, 1999, the Company served approximately 52,100 modem subscribers.

The WIZ

In February 1998, Cablevision Electronics Investments, Inc. ("Cablevision Electronics"), a wholly-owned subsidiary of CSC Holdings, acquired substantially all of the assets associated with 40 The WIZ consumer electronics store locations from The Wiz, Inc. and certain of its subsidiaries and affiliates (collectively, "TWI"). TWI had filed for bankruptcy protection on December 16, 1997. Cablevision Electronics paid approximately $93 million, including transaction costs, for the assets. In addition, prior to closing, Cablevision Electronics provided approximately $8 million for TWI to meet certain operating costs. The WIZ is an electronics retailer selling primarily video and audio equipment, home office equipment, compact disks and other pre-recorded music, digital video disks, and VHS video and other pre-recorded movies.

Theaters

In December 1998, a subsidiary of the Company acquired all of the outstanding shares of stock of Clearview Cinema Group, Inc. ("Clearview") pursuant to an Agreement and Plan of Merger entered into in August 1998. The total purchase price amounted to approximately $158.7 million (including assumed debt of $80 million) of which approximately $33.4 million was paid in shares of Cablevision Parent's Class A Common Stock.

From December 1998 through February 1999, a subsidiary of the Company acquired a total of 16 movie theaters from Loews Cineplex Entertainment Corporation ("Loews"), for an aggregate purchase price of approximately $89.8 million. These theaters are located in the New York metropolitan area.

Additionally, in 1999, a subsidiary of the Company acquired a total of 7 movie theaters in New York and New Jersey for an aggregate purchase price of $7.2 million.

At Home Corporation

The Company owns warrants to acquire approximately 20.4 million shares of common stock of At Home Corporation, which warrants are exercisable at $.25 per share. At Home Corporation distributes high-speed interactive services to residences and businesses using its own network architecture and a variety of transport options, including the cable industry's hybrid fiber coaxial infrastructure and offers media services through the Excite Network. These warrants were issued to


                                      (12)
the Company in exchange for certain agreements of the Company with respect to the distribution of the At Home internet access service to cable subscribers. In certain areas, the Company also agreed to distribute the At Home service exclusively.

There have been a number of performance issues associated with the At Home service. The Company is continuing to use its Optimum Online service for new internet installations in order to take full advantage of the current market opportunity while these performance issues are addressed by At Home Corporation. The Company is making payments to At Home Corporation consistent with what would have applied if the Company had continued to use the At Home service.

PCS

CSC Holdings holds a 49.9% interest, and certain preferential distribution rights, in NorthCoast Communications, LLC ("NorthCoast"). NorthCoast holds certain licenses to conduct a personal communications service ("PCS") business. CSC Holdings has contributed an aggregate of approximately $50.1 million as of December 31, 1999 to NorthCoast (either directly or through a loan to NorthCoast Operating Co., Inc., the other member in NorthCoast).

Other Investments

Rainbow Media holds a 50% interest in R/L DBS Company LLC, a joint venture with Loral Space and Communications, Ltd. ("R/L DBS"). R/L DBS holds certain frequencies granted by the FCC for the operation of a direct broadcast satellite business. CSC Holdings has contributed an aggregate of approximately $15.5 million through December 31, 1999 to R/L DBS or its predecessor businesses.

Competition

Cable Television

The Systems generally compete with the direct reception of broadcast television signals by antenna and with other methods of delivering television signals to the home for a fee. The extent of such competition depends upon the number and quality of the signals available by broadcast antenna reception as compared to the number and quality of signals distributed by the cable system. The Systems also compete to varying degrees with other communications and entertainment media, including movies, theater and other entertainment activities. The primary current competitor to cable television systems is from direct broadcast satellite ("DBS").

The 1984 Cable Act specifically legalized, under certain circumstances, reception by private home earth stations of satellite-delivered cable programming services. DBS systems permit satellite transmissions from the low-power C-Band to be received by antennae approximately 60 to 72 inches in diameter at the viewer's home. Higher power DBS systems providing transmissions over the Ku-Band permit the use of smaller receiver antennae and thus are more appealing to customers.

Two DBS systems are now operational in the United States, with investments by companies with substantial resources such as Hughes Electronics Corp. Both C-Band and Ku-Band DBS delivery of television signals are competitive alternatives to cable television. Legislation was recently enacted to change the federal copyright laws to permit DBS systems to retransmit local broadcast television signals to DBS customers. This has enhanced the competitive position of DBS systems.


                                      (13)

The Telecommunications Act of 1996 ("1996 Telecom Act") repealed the 1984 Act prohibition against telco-cable cross-ownership and provides that a local exchange telephone company may provide video programming directly to subscribers through a variety of means, including (1) as a radio-based (MMDS or DBS) multichannel video programming distributor; (2) as a cable operator, fully subject to the franchising, rate regulation and other provisions of the 1984 and 1992 Cable Acts; and (3) through an "open video system" ("OVS") that is certified by the Federal Communications Commission ("FCC") to be offering nondiscriminatory access to a portion of its channel capacity for unaffiliated program distributors, subject only to selected portions of the regulations applicable to cable operators. Non-telephone companies may also become an OVS and provide video competition to cable systems without obtaining a franchise, although a recent court decision has restored certain municipal franchising powers over OVS, making OVS a less attractive alternative. A local telephone company also may provide the "transmission of video programming" on a common carrier basis. As noted below, telephone companies in several of the Company's franchise areas have applied for franchises to offer cable service fully subject to the 1984 and 1992 Cable Acts. Several companies have sought to become an OVS in areas in which the Company operates cable systems in Boston, New York City, Westchester County, New York and northern New Jersey. One, RCN Corporation ("RCN") is currently operating an OVS or franchised cable systems in Boston, New York City, and a number of Massachusetts communities in which the Company operates cable systems. Additionally, RCN has received local authorization to commence construction and operation of an OVS in two of the New Jersey communities in which the Company operates cable systems.

The 1996 Telecom Act also prohibits a telephone company or a cable system operator in the same market from acquiring each other, except in limited circumstances, such as in areas of smaller population.

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


                                      (14)

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

The FCC has established a new local multipoint distribution service ("LMDS", sometimes referred to as "cellular cable") in the higher bands of the electromagnetic spectrum that could be used to offer multichannel video in competition with cable systems, as well as two-way communications services. The FCC has held auctions to select licensees. The FCC barred both telephone and cable companies from initially bidding for LMDS frequencies in their own service areas. The legal restriction on cable ownership interests in overlapping LMDS licenses will sunset in June 2000, unless extended by the FCC.

The full extent to which developing media will compete with cable television systems may not be known for several years. There can be no assurance that existing, proposed or as yet undeveloped technologies, including technologies that provide video over the internet, will not become dominant in the future and render cable television systems less profitable or even obsolete.

Although substantially all the franchises of the Systems are non-exclusive, most franchising authorities have granted only one franchise in an area. Other cable television operators could receive franchises for areas in which the Systems are operated or a municipality could build a competing cable system. Southern New England Telephone ("SNET"), the dominant telephone company in Connecticut, has obtained a statewide franchise to build and operate a competing cable television system in the communities in Connecticut in which the Systems are operating pursuant to cable franchises. Ameritech has obtained franchises to offer cable service in certain of the Company's franchise areas in the Midwest. RCN has obtained or applied for cable franchises in a number of communities in Massachusetts in which the Company operates. The 1992 Cable Act described below prohibits municipalities from unreasonably refusing to grant competitive franchises and facilitates the franchising of second cable systems or municipally-owned cable systems. See "Regulation - 1992 Cable Act," below.

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


                                      (15)

Rainbow Media also competes for the availability of programming, through competition for telecast rights to films and competition for rights agreements with sports teams. The Company anticipates that such competition will increase as the number of programming distributors increases.

In general, Rainbow Media's programming services compete with other forms of television-related services and entertainment media on the basis of the price of services, the variety and quality of programming offered and the effectiveness of marketing efforts.

Numerous businesses compete with Madison Square Garden, Radio City Entertainment and CCG Holdings, Inc. for the entertainment expenditures of consumers.

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

While Lightpath and the ILECs are competitors, Lightpath must enter into interconnection agreements with each ILEC so that Lightpath's customers can make and receive calls from customers served by the ILEC. Federal and State law and regulations require ILECs to enter into such agreements and provide such facilities and services, and establish the methodology for setting the price for these facilities and services. The specific price, terms and conditions of each agreement, however, depends on the outcome of negotiations between Lightpath and an ILEC. Agreements are also subject to approval by the state public service commission. Lightpath has entered into interconnection agreements with Bell Atlantic for New York, New Jersey, Connecticut and Massachusetts which have been approved by the respective state commissions. In addition, it has reached an agreement with SNET covering SNET's service area in Connecticut, which has been approved by the Connecticut Department of Public Utility Control.

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

Many ILECs and certain of Lightpath's other potential competitors have financial, personnel and other resources significantly greater than those of Lightpath. Some of these competitors have existing networks or conduits that could be adapted to provide local exchange services. There can


                                      (16)
be no assurance that Lightpath will be able to compete effectively against these competitors. Lightpath may also face competition from new technologies and services introduced in the future.

Retail Electronics

The consumer retail electronics business is highly competitive. The WIZ competes with national and regional retail electronics chains which continue to expand in the New York metropolitan area, as well as with computer, office product and entertainment superstores, general merchandise retailers, discount stores and mail order and e-commerce services. Some of these competitors operate on a significantly larger scale than Cablevision Electronics and are able to translate their scale to purchasing and pricing advantage in the New York marketplace. Competition is primarily based on price, service and selection of merchandise. The WIZ competes on the basis of these factors, with special emphasis placed on the quality of the customer experience in the stores and on selling and bundling merchandise that supports the in-home connectivity of the Company's high speed data, video and telephony services.

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

After the effective date of the 1984 Cable Act, and prior to the enactment of the 1992 Cable Act, rates for cable services were unregulated for substantially all of the Systems. The 1992 Cable Act reintroduced rate regulation for certain services and equipment provided by most cable systems in


                                      (17)
the United States, including substantially all of the Company's systems. While several of the provisions of the 1992 Cable Act have been amended or superseded by the 1996 Telecom Act, other provisions remain in place.

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

The FCC, prior to March 31, 1999, could in response to complaints by a franchising authority, reduce the rates for service packages other than the basic service package if it found that such rates were unreasonable. The FCC would in response to complaints also regulate, on the basis of actual cost, the rates for equipment used only to receive these higher packages. Services offered on a per channel or per program basis were never subject to rate regulation by either municipalities or the FCC.

The FCC's rules provide that, unless a cable operator can justify higher rates on the basis of its costs, increases in the rates charged by the operator for the basic service package may not exceed an inflation indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs that exceed the inflation index. Increases in fees paid to broadcast stations for the retransmission of their signals above those in effect on October 6, 1994 may be passed through to subscribers.

In 1994 the FCC also adopted guidelines for cost-of-service showings that establish a regulatory framework pursuant to which a cable television operator may attempt to justify rates in excess of the benchmarks. In addition, the FCC has adopted guidelines that permit rate adjustments attributed to the cost of a rebuild or substantial upgrade of a cable system to be added to the operator's benchmark rate.


                                      (18)

In 1994 the FCC also reversed its prior policy regarding rate regulation of packages of a la carte services. A la carte services that are offered in a package were subjected to rate regulation by the FCC.

The FCC, in addition to revising its rules governing a la carte channels, also revised its regulations governing the manner in which cable operators could charge subscribers for new cable programming services. The FCC instituted a three-year flat fee mark-up plan, now lapsed, for charges relating to new channels of cable programming services in addition to the basic formula for calculating the permissible rate for new services.

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

In connection with clause (ii) of the immediate preceding paragraph concerning limitations on affiliated programming, the FCC has established a 40% limit on the number of channels of a cable television system that can be occupied by programming services in which the system operator has an attributable interest and a national limit of 30% on the number of households that any cable company can serve. This 30% national limit, because of court proceedings, has never been implemented. The FCC recently revised its rules to consider the presence in the national market of all multichannel video programming providers rather than cable operators alone in applying its national percentage limit. The FCC also modified its cable ownership attribution rules, maintaining its 5% voting stock benchmark, but attributing cable subscribers if held by a partnership if a limited partner is involved in the partnership's "video programming" activities. These rule modifications affect the Company because of AT&T's investment in the Company.


                                      (19)

In connection with clause (iv) above concerning retransmission of a local broadcaster's signals, a substantial number of local broadcast stations are currently carried by the Systems and have elected to negotiate for Retransmission Consent. The Systems have Retransmission Consent agreements with most broadcast stations they currently carry, but a number of these agreements are temporary in nature and the potential remains for discontinuation of carriage if an agreement is not renewed following their expiration. The Company has had to drop a few local stations because of failure to reach retransmission consent agreements. The FCC is currently considering whether to adopt similar "Must Carry" rules for broadcasters' new digital TV channels.

In connection with clause (i) above the 1992 Cable Act prohibits a cable programmer that is owned by or affiliated with a cable operator (such as Rainbow Media) from unreasonably discriminating among or between cable operators and other multichannel video distribution systems with respect to the price, terms and conditions of sale or distribution of the programmer's satellite-delivered services and from unreasonably refusing to sell any such service to any multichannel video programming distributor. In several instances, Rainbow Media has been ordered by the FCC to provide satellite-delivered programming to multi-channel video programmers after such multi-channel video programmers have filed complaints pursuant to these program-access rules. The FCC has declined to extend these program-access rules to cover some terrestrial-delivered programming by programmers such as Rainbow Media, but proposals have been made to Congress in support of such extensions. It is not possible to predict whether such an extension might in the future be adopted by the FCC or Congress and, if so, what effect it might have on the Company.

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

1996 Telecom Act. The 1996 Telecom Act deregulated the rates for non-basic tiers of service provided by all cable operators after March 31, 1999. It permitted regulated equipment rates to be computed by aggregating costs of broad categories of equipment at the franchise, system, regional or company level. It also eliminated the right of individual subscribers to file rate complaints with the FCC concerning certain non-basic cable programming service tiers, and required such complaints to be filed by franchising authorities following receipt of at least two subscriber complaints.

The 1992 Cable Act provided that all rate regulation, for both the upper tiers and for basic service, is eliminated when a cable system is subject to "effective competition" from another multichannel video programming provider such as MMDS, DBS, a telephone company, or a combination of all of these. The 1996 Telecom Act expanded the definition of "effective competition" to include instances in which a local telephone company or its affiliate (or a multichannel video programming distributor using the facilities of a telephone company or its affiliates) offers comparable video programming directly to subscribers by any means (other than DBS) in the cable operator's franchise area. Since telephone companies are providing or planning to provide video services in several of the franchise areas served by the Systems, this provision will allow the Systems greater flexibility in packaging and pricing in those markets if the FCC makes a finding of "effective


                                      (20)
competition" in these markets based on telephone company competition. The Company has been successful in obtaining such an FCC finding in certain markets, and has filed petitions for such findings in other markets.

The 1996 Telecom Act also eliminated the uniform rate structure requirements of the 1992 Cable Act for cable operators in areas subject to effective competition or for video programming offered on a per channel or per program basis, and allowed non-uniform bulk discount rates to be offered to multiple dwelling units.

The 1996 Telecom Act also directed the FCC to initiate a process through which the cable industry would develop standards such that subscribers can use set top boxes purchased or leased from any distributor.

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

The FCC has the authority to regulate utility company rates for cable rental of pole and conduit space. States can establish preemptive regulations in this area, and the states in which the Systems operate have done so. The 1996 Telecom Act modified the pole attachment provisions of the Communications Act by requiring that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility. The FCC has adopted regulations to govern the charges for pole attachments used by companies providing telecommunications services, including cable operators. These regulations are likely to increase significantly the rates charged to cable companies providing voice and data, in addition to video services. These new pole attachment regulations do not become effective, however, until 2001, and subsequent increases in attachment rates resulting from the FCC's new regulations will be phased in equal annual increments over a subsequent period of five years, until 2006.


                                      (21)

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

Cable Television Cross-Media Ownership Limitations. In addition to the prohibition on telephone company-cable cross-ownership, now removed by the 1996 Telecom Act, the 1984 Cable Act prohibited any person or entity from owning broadcast television and cable properties in the same market. The 1992 Cable Act imposed limits on new acquisitions of SMATV or MMDS systems by cable operators in their franchise areas. The 1996 Telecom Act repealed the statutory ban on cable-broadcast station cross-ownership to permit common ownership or control of a television station and a cable system with overlapping service areas, but left in place the cable system-television station cross-ownership restriction contained in the FCC's rules and does not prejudge the Commission's review of the regulation, which was initiated in 1998. The FCC has eliminated its regulations concerning broadcast network-cable cross-ownership to permit common control of both a television network and a cable system, as required by the 1996 Telecom Act. The 1996 Telecom Act removes the statutory ban on cable-MMDS cross-ownership on any cable operator in a franchise area where one cable operator is subject to effective competition.

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

Telecommunications Regulation. The 1996 Telecom Act removes barriers to entry in the local telephone market that is now monopolized by the Bell Operating Companies ("BOCs") and other incumbent local exchange carriers by preempting state and local laws that restrict competition and by requiring incumbent local exchange telephone companies to provide nondiscriminatory access and interconnection to potential competitors, such as cable operators and long distance companies.


                                      (22)

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

The 1996 Telecom Act also eliminates or streamlines many of the requirements applicable to local exchange carriers, and requires the FCC and states to review universal service programs and encourage access to advanced telecommunications services provided by all entities, including cable companies, by schools, libraries and other public institutions. The FCC and, in some cases, states have conducted numerous rulemaking proceedings to implement these provisions.

Programming and Entertainment

Cable television program distributors such as Rainbow Media are not directly regulated by the FCC under the Communications Act of 1934. To the extent that regulations and laws, either presently in force or proposed, hinder or stimulate the growth of the cable television and satellite industries, the business of Rainbow Media will be directly affected. As discussed above under "Business - Regulation - Cable Television," the 1992 Cable Act limits in certain ways the Company's ability to manage freely the Rainbow Media services or carry the Rainbow Media services on their affiliates' systems and imposes or could impose other regulations on the Rainbow Media companies. The "program access" provisions of the 1992 Cable Act require that Rainbow Media services be sold, under certain circumstances, to multichannel video programming providers that compete with the Company's local cable systems. The 1996 Telecom Act extends the program access requirements of the 1992 Cable Act to a telephone company that provides video programming by any means directly to subscribers, and to programming in which such a company holds an attributable ownership interest, thus allowing the Company's cable systems similar access to programming developed by their telephone company competitors.

Under a mandate in the 1996 Telecom Act, the FCC has also imposed requirements on cable operators that, in effect, require certain Rainbow Media services to provide closed captioning for the hearing-impaired. The FCC is also considering rules that would force certain Rainbow Media services to provide video descriptions for the sight-impaired.

The 1984 Cable Act limits the number of commercial leased access channels that a cable television operator must make available for potentially competitive services but the 1992 Cable Act empowered the FCC to set the rates and conditions for such leased access channels, which it has done in a manner designed to increase use of such channels.

Satellite common carriers, from whom Rainbow Media and its affiliates obtain transponder channel time to distribute their programming, are directly regulated by the FCC. All common carriers must obtain from the FCC a certificate for the construction and operation of their interstate communications facilities. Satellite common carriers must also obtain FCC authorization to utilize satellite orbital slots assigned to the United States by the World Administrative Radio Conference. Such slots are finite in number, thus limiting the number of carriers that can provide satellite service


                                      (23)
and the number of channels available for program producers and distributors such as Rainbow Media and its affiliates. Nevertheless, there are at present numerous competing satellite services that provide transponders for video services to the cable industry.

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

Lightpath's regulatory obligations vary from state to state and include some or all of the following requirements: filing tariffs (rates, terms and conditions); filing operational, financial, and customer service reports; seeking approval to transfer the assets or capital stock of the telephone company; seeking approval to issue stocks, bonds, and other forms of indebtedness of the telephone company; and filing all contracts or other documentation involving transactions between the telephone company and its affiliates. States may also impose requirements on competitive carriers to contribute to the funding of discounted "universal" telecommunications services for educational institutions, low income persons, and persons in rural areas.

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

Employees and Labor Relations

As of December 31, 1999, the Company had 13,666 full-time, 4,037 part-time and 5,710 temporary employees of which 600, 994 and 3,107, respectively, were covered under collective bargaining agreements. The Company believes that its relations with its employees are satisfactory.


                                      (24)

Item 2. Properties

The Company generally leases the real estate where its business offices, microwave receiving antennae, earth stations, transponders, microwave towers, warehouses, headend equipment, hub sites, program production studios and access studios are located. The Company occupies a leased headquarters building located in Bethpage, New York with approximately 536,000 square feet of space and several business offices in Woodbury, New York with an aggregate of approximately 173,000 square feet of space. Other significant leasehold properties include approximately 140,000 square feet housing Madison Square Garden's office operations and approximately 569,000 square feet comprising Radio City Music Hall. Cablevision Electronics leases 41 retail store locations, a warehouse and a corporate office aggregating approximately 1,703,000 square feet. In addition, in February 2000, the Company entered into a long-term lease for business offices in Jericho, New York with approximately 311,000 square feet of space.

The Company generally owns all assets (other than real property) related to its cable television operations, including its program production equipment, headend equipment (towers, antennae, electronic equipment and satellite earth stations), cable system plant (distribution equipment, amplifiers, subscriber drops and hardware), converters, test equipment, tools and maintenance equipment. The Company, through Madison Square Garden, also owns the Madison Square Garden arena and theater complex in New York City comprising approximately 1,016,000 square feet.

CCG Holdings, Inc. leases 51 theaters with approximately 45,800 seats and owns an additional 13 theaters with approximately 10,900 seats.

The Company generally leases its service and other vehicles.

The Company believes its properties are adequate for its use.

Item 3. Legal Proceedings

The Company is party to various lawsuits, some involving substantial amounts. Management does not believe that the resolution of such lawsuits will have a material adverse impact on the financial position of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.


                                      (25)

                                     PART II

Item 5. Market for the Registrants' Common Equity and Related Stockholder
Matters

Cablevision Systems Corporation's Class A Common Stock and CSC Holdings, Inc.'s Class A Common Stock prior to the consummation of the Holding Company Reorganization on March 4, 1998, was traded on the American Stock Exchange. On December 7, 1999, Cablevision Systems Corporation's Class A Common Stock began trading on the New York Stock Exchange, under the symbol "CVC". The following table sets forth the high and low sales prices (adjusted for the two-for-one stock splits) for the last two years of Class A Common Stock as reported by the American Stock Exchange or the New York Stock Exchange, as applicable, for the periods indicated.

                                              1999                                            1998
                                   --------------------------                     ----------------------------
      Quarter                      High                Low                        High                 Low
      -------                      ----                ---                        ----                 ---
      First                        77-7/16             49-7/8                     33-1/2              21-25/32
      Second                       91-7/8              60-1/2                     42                  26-9/16
      Third                        79-3/8              67-1/4                     45-15/16            32
      Fourth                       80-1/8              58-7/8                     50-1/4              36-1/2

As of March 17, 2000, there were 892 holders of record of Cablevision Systems Corporation Class A Common Stock.

There is no public trading market for the Cablevision Systems Corporation Class B Common Stock, par value $.01 per share ("Class B Common Stock"). As of March 17, 2000, there were 25 holders of record of Class B Common Stock.

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

Cablevision Systems Corporation and CSC Holdings may pay cash dividends on their capital stock only from surplus as determined under Delaware law. Holders of Cablevision Parent Class A and Cablevision Parent Class B Common Stock are entitled to receive dividends equally on a per share basis if and when such dividends are declared by the Board of Directors of Cablevision Parent from funds legally available therefore. No dividend may be declared or paid in cash or property on shares of either Cablevision Parent Class A or Cablevision Parent Class B Common Stock unless the same dividend is paid simultaneously on each share of the other class of common stock. In the


                                      (26)
case of any stock dividend, holders of Cablevision Parent Class A Common Stock are entitled to receive the same percentage dividend (payable in shares of Cablevision Parent Class A Common Stock) as the holders of Cablevision Parent Class B Common Stock receive (payable in shares of Cablevision Parent Class B Common Stock). In December 1998, CSC Holdings paid a dividend of $42.1 million to Cablevision Parent.

CSC Holdings paid $21.9 million of cash dividends on the Series I Preferred Stock and $148.2 million of dividends in additional shares of Series H and M Preferred Stock in 1999. CSC Holdings is restricted from paying dividends on its preferred stock under the provisions of its senior credit agreement if a default has occurred and is continuing under such agreement. Additionally, CSC Holdings' senior credit agreement, senior debentures and senior subordinated debt instruments may restrict the payment of dividends in respect of any shares of capital stock in certain circumstances.

Dividends may not be paid in respect of shares of the Company's common stock unless all dividends due and payable in respect of the preferred stock of CSC Holdings have been paid or provided for. See Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources-Restricted Group."


                                      (27)

Item 6. Selected Financial Data

SELECTED FINANCIAL AND STATISTICAL DATA

The operating and balance sheet data included in the following selected financial data have been derived from the consolidated financial statements of Cablevision Systems Corporation and CSC Holdings, Inc. Acquisitions made by these companies were accounted for under the purchase method of accounting and, accordingly, the acquisition costs were allocated to the net assets acquired based on their fair value, except for assets previously owned by Mr. Dolan or affiliates of Mr. Dolan which were recorded at historical cost. Acquisitions are reflected in operating, balance sheet and statistical data from the time of acquisition. CSC Holdings, Inc.'s operating, balance sheet and statistical data prior to April 5, 1999 has been restated to include the financial position, results of operations and statistical information of the TCI Systems from March 4, 1998. The selected financial data presented below should be read in conjunction with the consolidated financial statements of Cablevision Systems Corporation and CSC Holdings, Inc. and the notes thereto included in Item 8 of this Report.

                                                                                    Cablevision Systems Corporation
                                                                 ------------------------------------------------------------------
                                                                                             December 31,
                                                                 ------------------------------------------------------------------
                                                                     1999         1998           1997         1996          1995
                                                                 -----------   -----------   -----------  -----------   -----------
                                                                            (Dollars in thousands, except per share data)
Operating Data:
Revenues, net .................................................. $ 3,942,985   $ 3,265,143   $ 1,949,358  $ 1,315,142   $ 1,078,060
Operating expenses:
     Technical and operating ...................................   1,535,423     1,268,786       853,800      538,272       412,479
     Retail electronics cost of sales ..........................     484,760       367,102            --           --            --
     Selling, general and administrative .......................   1,203,119       906,465       514,574      313,476       266,209
     Depreciation and amortization .............................     893,797       734,107       499,809      388,982       319,929
                                                                 -----------   -----------   -----------  -----------   -----------
Operating profit (loss) ........................................    (174,114)      (11,317)       81,175       74,412        79,443
Other income (expense):
     Interest expense, net .....................................    (465,740)     (402,374)     (363,208)    (265,015)     (311,887)
     Equity in net loss of affiliates ..........................     (19,234)      (37,368)      (27,165)     (82,028)      (93,024)
     Gain on sale of programming interests and cable assets, net          --       170,912       372,053           --        35,989
     Gain on redemption of subsidiary preferred stock ..........          --            --       181,738           --            --
     Write off of deferred interest and financing costs ........      (4,425)      (23,482)      (24,547)     (37,784)       (5,517)
     Provision for preferential payment to related party .......          --          (980)      (10,083)      (5,600)       (5,600)
     Minority interests ........................................    (120,524)     (124,677)     (209,461)    (137,197)      (28,886)
     Miscellaneous, net ........................................     (16,570)      (19,218)      (12,606)      (6,647)       (8,225)
                                                                 -----------   -----------   -----------  -----------   -----------
Net loss ....................................................... $  (800,607)  $  (448,504)  $   (12,104) $  (459,859)  $  (337,707)
                                                                 ===========   ===========   ===========  ===========   ===========
Basic and diluted net loss per common share .................... $     (5.12)  $     (3.16)  $      (.12) $     (4.63)  $     (3.54)
                                                                 ===========   ===========   ===========  ===========   ===========

Average number of common shares outstanding (in thousands) .....     156,503       142,016        99,608       99,308        95,304
                                                                 ===========   ===========   ===========  ===========   ===========

Cash dividends declared per common share ....................... $        --   $        --   $        --  $        --   $        --
                                                                 ===========   ===========   ===========  ===========   ===========


                                      (28)

                                                                             Cablevision Systems Corporation
                                                   --------------------------------------------------------------------------------
                                                                                      December 31,
                                                   --------------------------------------------------------------------------------
                                                         1999             1998             1997             1996            1995
                                                   -------------    -------------    -------------    -------------   -------------
                                                                                   (Dollars in thousands)
Balance Sheet Data:
Total assets ...................................   $   7,130,308    $   7,061,062    $   5,614,788    $   3,034,725   $   2,502,305
Total debt .....................................       6,094,701        5,357,608        4,694,062        3,334,701       3,157,107
Minority interests .............................         592,583          719,007          821,782               --              --
Deficit investment in affiliates ...............              --               --               --          512,800         453,935
Preferred stock of CSC Holdings, Inc. ..........       1,404,511        1,579,670        1,456,549        1,338,006         590,492
Stockholders' deficiency .......................      (3,067,083)      (2,611,685)      (2,711,514)      (2,707,026)     (2,224,417)

                                                                             Cablevision Systems Corporation
                                                   --------------------------------------------------------------------------------
                                                                                      December 31,
                                                   --------------------------------------------------------------------------------
                                                         1999             1998             1997             1996            1995
                                                   -------------    -------------    -------------    -------------   -------------
Statistical Data:
Homes passed by cable ..........................       5,200,000        5,115,000        4,398,000        3,858,000       3,328,000
Basic service subscribers ......................       3,492,000        3,412,000        2,844,000        2,445,000       2,061,000
Basic service subscribers as a percentage of
     homes passed ..............................            67.2%            66.7%            64.7%            63.4%           61.9%
Number of premium television units (1) .........       7,715,000        6,754,000        4,471,000        4,221,000       3,734,000
Average number of premium units per basic
     subscriber at period end (1) ..............             2.2              2.0              1.6              1.7             1.8
Average monthly revenue per basic subscriber (2)   $       44.38    $       42.56    $       38.53    $       36.71   $       37.07

----------
(1) Restated for 1995 through 1998 to conform to 1999's definition and reflects in 1995 through 1997 the operations of certain cable television systems which had relatively lower premium unit penetration and were sold by December 1998.
(2) Based on recurring service revenues divided by average subscribers for the month of December.


                                      (29)

                                                                                          CSC Holdings, Inc.
                                                                 -------------------------------------------------------------------
                                                                                            December 31,
                                                                 -----------------------------------------------------------------
                                                                     1999         1998         1997         1996           1995
                                                                 -----------  -----------  -----------  -----------    -----------
                                                                                (Dollars in thousands, except per share data)
Operating Data:
Revenues, net .................................................. $ 3,942,985  $ 3,265,143  $ 1,949,358  $ 1,315,142    $ 1,078,060
Operating expenses:
     Technical and operating ...................................   1,535,423    1,268,786      853,800      538,272        412,479
     Retail electronics cost of sales ..........................     484,760      367,102           --           --             --
     Selling, general and administrative .......................   1,203,119      906,465      514,574      313,476        266,209
     Depreciation and amortization .............................     893,797      734,107      499,809      388,982        319,929
                                                                 -----------  -----------  -----------  -----------    -----------
Operating profit (loss) ........................................    (174,114)     (11,317)      81,175       74,412         79,443
Other income (expense):
     Interest expense, net .....................................    (465,740)    (402,374)    (363,208)    (265,015)      (311,887)
     Equity in net loss of affiliates ..........................     (19,234)     (37,368)     (27,165)     (82,028)       (93,024)
     Gain on sale of programming interests and cable assets, net          --      170,912      372,053           --         35,989
     Gain on redemption of subsidiary preferred stock ..........          --           --      181,738           --             --
     Write off of deferred interest and financing costs ........      (4,425)     (23,482)     (24,547)     (37,784)        (5,517)
     Provision for preferential payment to related party .......          --         (980)     (10,083)      (5,600)        (5,600)
     Minority interests ........................................      49,563       37,195      (60,694)      (9,417)        (8,637)
     Miscellaneous, net ........................................     (16,570)     (19,218)     (12,606)      (6,647)        (8,225)
                                                                 -----------  -----------  -----------  -----------    -----------
Net income (loss) ..............................................    (630,520)    (286,632)     136,663     (332,079)      (317,458)
Dividend requirements applicable to preferred stock ............    (170,087)    (161,872)    (148,767)    (127,780)       (20,249)
                                                                 -----------  -----------  -----------  -----------    -----------
Net loss applicable to common shareholder ...................... $  (800,607) $  (448,504) $   (12,104) $  (459,859)   $  (337,707)
                                                                 ===========  ===========  ===========  ===========    ===========
Basic and diluted net loss per common share* ................... $        --  $        --  $      (.12) $     (4.63)   $     (3.54)
                                                                 ===========  ===========  ===========  ===========    ===========

Average number of common shares outstanding (in thousands)* ....          --           --       99,608       99,308         95,304
                                                                 ===========  ===========  ===========  ===========    ===========


Cash dividends declared per common share* ...................... $        --  $        --  $        --  $        --    $        --
                                                                 ===========  ===========  ===========  ===========    ===========

----------
* Per share information for the years ended December 31, 1999 and 1998 are not presented since CSC Holdings, Inc. became a wholly-owned subsidiary of Cablevision Parent in 1998.


                                      (30)

                                                                                   CSC Holding, Inc.
                                                   --------------------------------------------------------------------------------
                                                                                      December 31,
                                                   --------------------------------------------------------------------------------
                                                         1999             1998             1997             1996            1995
                                                   -------------    -------------    -------------    -------------   -------------
                                                                                    (Dollars in thousands)
Balance Sheet Data:
Total assets ...................................   $   7,130,308    $   7,061,025    $   5,614,788    $   3,034,725   $   2,502,305
Total debt .....................................       6,094,701        5,357,608        4,694,062        3,334,701       3,157,107
Minority interests .............................         592,583          719,007          821,782               --              --
Deficit investment in affiliates ...............              --               --               --          512,800         453,935
Redeemable preferred stock .....................       1,404,511        1,256,339        1,123,808        1,005,265         257,751
Stockholder's deficiency .......................      (3,078,413)      (2,286,744)      (2,711,514)      (2,707,026)     (2,224,417)

                                                                                   CSC Holding, Inc.
                                                   --------------------------------------------------------------------------------
                                                                                      December 31,
                                                   --------------------------------------------------------------------------------
                                                         1999             1998             1997             1996            1995
                                                   -------------    -------------    -------------    -------------   -------------
Statistical Data:
Homes passed by cable ..........................       5,200,000        5,115,000        4,398,000        3,858,000       3,328,000
Basic service subscribers ......................       3,492,000        3,412,000        2,844,000        2,445,000       2,061,000
Basic service subscribers as a percentage of
     homes passed ..............................            67.2%            66.7%            64.7%            63.4%           61.9%
Number of premium television units (1) .........       7,715,000        6,754,000        4,471,000        4,221,000       3,734,000
Average number of premium units per basic
     subscriber at period end (1) ..............             2.2              2.0              1.6              1.7             1.8
Average monthly revenue per basic subscriber (2)   $       44.38    $       42.56    $       38.53    $       36.71   $       37.07

----------
(1) Restated for 1995 through 1998 to conform to 1999's definition and reflects in 1995 through 1997 the operations of certain cable television systems which had relatively lower premium unit penetration and were sold by December 1998.
(2) Based on recurring service revenues divided by average subscribers for the month of December.


                                      (31)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report contains or incorporates by reference statements that constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward looking statements as a result of various factors. Factors that may cause such differences to occur include but are not limited to:

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


                                      (32)

Recent Transactions

1999 Acquisitions. In April 1999, CSC Holdings purchased ITT's remaining minority interest in Madison Square Garden. In 1999, CSC Holdings acquired interests in the real property and assets related to certain movie theaters.

1998 Acquisitions. In December 1998, CSC Holdings acquired the net assets of Clearview and certain assets from Loews. In June 1998, CSC Holdings purchased 50% of ITT's then remaining minority interest in Madison Square Garden. In March 1998, Cablevision Parent acquired certain cable television systems in New York and New Jersey from TCI. In addition, in February 1998, Cablevision Electronics acquired substantially all of the assets associated with 40 The WIZ consumer electronics store locations (the "WIZ Transaction").

1998 Dispositions. In 1998, CSC Holdings completed the sale of substantially all of the assets of U.S. Cable Television Group, L.P. and the sale of several smaller cable television systems. Also in 1998, CSC Holdings transferred its cable television system in Rensselaer, New York plus approximately $16 million in cash to Time Warner in exchange for Time Warner's Litchfield, Connecticut system. In addition, in January 1998, Rainbow Media completed the sale of an interest in a regional sports programming business.

1997 Acquisitions and Transactions. In December 1997, Rainbow Media completed certain transactions with Fox. Also in December 1997, Madison Square Garden acquired all of the membership interests in Radio City Productions, LLC. In July 1997, CSC Holdings acquired from Warburg Pincus the Series A Preferred Stock of A-R Cable Services, Inc. ("A-R Cable") which resulted in the consolidation of A-R Cable's operations from the date of the transaction. In June 1997, CSC Holdings acquired from Warburg Pincus the equity interest that Warburg Pincus had in certain cable television systems in Massachusetts giving the Company full ownership of these systems. In June 1997, CSC Holdings redeemed a portion of ITT's interest in Madison Square Garden which increased Rainbow Media's interest in Madison Square Garden from 50% to 89.8%. In April 1997, CSC Holdings exchanged 25% of its interest in Rainbow Media for NBC's interest in certain of Rainbow Media's programming entities.

1997 Dispositions. In 1997, CSC Holdings completed the sale of certain cable television systems and Rainbow Media completed the sale of the assets of a radio station.

The above transactions completed in 1999, 1998 and 1997 are collectively referred to as the "Net Acquisitions."


                                      (33)

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA

                                                                         Years Ended December 31,
                                                           -----------------------------------------------------
                                                                    1999                          1998
                                                           -----------------------      ------------------------
                                                                                                                     (Increase)
                                                                          % of Net                      % of Net      Decrease
                                                             Amount       Revenues         Amount       Revenues     in Net loss
                                                             ------       --------         ------       --------     -----------
                                                                                  (Dollars in thousands)
Revenues, net.......................................       $3,942,985        100%       $3,265,143        100%        $677,842

Operating expenses:
   Technical and operating..........................        1,535,423         39         1,268,786         39         (266,637)
   Retail electronics cost of sales.................          484,760         12           367,102         11         (117,658)
   Selling, general & administrative................        1,203,119         31           906,465         28         (296,654)
   Depreciation and amortization....................          893,797         23           734,107         22         (159,690)
                                                            ---------                    ---------                   ---------
Operating loss......................................         (174,114)        (4)          (11,317)         -         (162,797)
Other income (expense):
   Interest expense, net............................         (465,740)       (12)         (402,374)       (12)         (63,366)
   Equity in net loss of affiliates.................          (19,234)        (1)          (37,368)        (1)          18,134
   Gain on sale of programming interests and cable
       assets, net..................................                -          -           170,912          5         (170,912)
   Write off of deferred interest and financing costs          (4,425)         -           (23,482)        (1)          19,057
   Provision for preferential payment to related party              -          -              (980)         -              980
   Minority interests...............................         (120,524)        (3)         (124,677)        (4)           4,153
   Miscellaneous, net...............................          (16,570)         -           (19,218)        (1)           2,648
                                                            ---------                    ---------                   ---------
Net loss............................................        $(800,607)       (20)%       $(448,504)       (14)%      $(352,103)
                                                            =========                    =========                   =========

                                                                         Years Ended December 31,
                                                           -----------------------------------------------------
                                                                    1998                          1997
                                                           -----------------------      ------------------------
                                                                                                                   (Increase)
                                                                          % of Net                      % of Net    Decrease
                                                             Amount       Revenues         Amount       Revenues   in Net loss
                                                             ------       --------         ------       --------   -----------
                                                                                  (Dollars in thousands)

Revenues, net.......................................       $3,265,143        100%       $1,949,358        100%     $1,315,785

Operating expenses:
   Technical and operating..........................        1,268,786         39           853,800         44        (414,986)
   Retail electronics cost of sales.................          367,102         11                 -          -        (367,102)
   Selling, general & administrative................          906,465         28           514,574         26        (391,891)
   Depreciation and amortization....................          734,107         22           499,809         26        (234,298)
                                                            ---------                    ---------                   ---------
Operating profit (loss).............................          (11,317)         -            81,175          4         (92,492)
Other income (expense):
   Interest expense, net............................         (402,374)       (12)         (363,208)       (19)        (39,166)
   Equity in net loss of affiliates.................          (37,368)        (1)          (27,165)        (1)        (10,203)
   Gain on sale of programming interests and cable
       assets, net..................................          170,912          5           372,053         19        (201,141)
   Gain on redemption of subsidiary preferred stock.                -          -           181,738          9        (181,738)
   Write off of deferred interest and financing costs         (23,482)        (1)          (24,547)        (1)          1,065
   Provision for preferential payment to related party           (980)         -           (10,083)         -           9,103
   Minority interests...............................         (124,677)        (4)         (209,461)       (11)         84,784
   Miscellaneous, net...............................          (19,218)        (1)          (12,606)        (1)         (6,612)
                                                            ---------                    ---------                  ---------
Net loss............................................        $(448,504)       (14)%       $ (12,104)        (1)%     $(436,400)
                                                            =========                    =========                  =========


                                      (34)

Comparison of Year Ended December 31, 1999 Versus Year Ended December 31, 1998.

Consolidated Results - Cablevision Systems Corporation

Revenues for the year ended December 31, 1999 increased $677.8 million (21%) as compared to revenues for the prior year. Approximately $306.6 million (9%) of the increase was attributable to the Net Acquisitions, approximately $279.1 million (9%) was from increases in other revenue sources such as Rainbow Media's programming and entertainment services, advertising on the Company's cable television systems, revenue derived from the developing commercial telephone business and revenue recognized in connection with the warrants received in the At Home transaction; and approximately $58.6 million (2%) resulted from higher revenue per subscriber. The remaining increase of $33.5 million (1%) was attributable to internal growth of 65,700 in the average number of subscribers during the year.

Technical and operating expenses for 1999 increased $266.6 million (21%) over the 1998 amount. Approximately $177.3 million (14%) reflected increased costs directly associated with the growth in revenues and subscribers discussed above, as well as increases in programming costs for cable television services, with the remaining $89.3 million (7%) attributable to the Net Acquisitions. As a percentage of revenues, technical and operating expenses remained relatively constant during 1999 as compared to 1998.

Retail electronics cost of sales amounted to approximately $484.8 million (80% of retail electronics sales) for the year ended December 31, 1999, compared to approximately $367.1 million (79% of retail electronics sales) from the date of the WIZ Transaction through December 31, 1998. Cost of sales includes the cost of merchandise sold, including freight costs incurred, as well as store occupancy and buying costs for the Company's retail electronics segment.

Selling, general and administrative expenses increased $296.7 million (33%) for 1999 as compared to the 1998 level. Approximately $110.9 million (12%) was due to charges related to an incentive stock plan and approximately $97.1 million (11%) resulted from higher administrative, sales and marketing and customer service costs. Approximately $59.4 million (7%) was directly attributable to the Net Acquisitions with the remaining $29.3 million (3%) due to Year 2000 remediation costs. As a percentage of revenues, selling, general and administrative expenses increased 3% in 1999 compared to 1998. Excluding the effects of the incentive stock plan and Year 2000 remediation costs, as a percentage of revenues such costs remained relatively constant during 1999 as compared to 1998.

Operating profit before depreciation and amortization decreased $3.1 million to $719.7 million for 1999 from $722.8 million for 1998. The decrease resulted from the $110.9 million (15%) increase in charges related to an incentive stock plan, partially offset by an increase of $67.4 million (9%) resulting from the combined effect of the revenue and other expense changes discussed above, with an increase of approximately $40.4 million (6%) attributable to the Net Acquisitions. On a pro forma basis, giving effect to the Net Acquisitions as if they had occurred on January 1, 1998 and excluding the incentive stock plan charges referred to above and the costs of Year 2000 remediation, operating profit before depreciation and amortization would have increased 11.7% in 1999. Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be


                                      (35)
considered in addition to and not as a substitute for net income (loss) and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

Depreciation and amortization expense increased $159.7 million (22%) during 1999 as compared to 1998. Approximately $103.2 million (14%) of the increase was directly attributable to the Net Acquisitions (including approximately $35.5 million relating to the write off of goodwill relating to The WIZ). The remaining $56.5 million (8%) increase resulted primarily from depreciation on new plant assets, partially offset by a decrease in amortization expense resulting from certain intangible assets becoming fully amortized during 1999.

Net interest expense increased $63.4 million (16%) during 1999 compared to 1998. The net increase is primarily attributable to debt incurred to fund acquisitions and capital expenditures, partly offset by generally lower interest rates.

Equity in net loss of affiliates decreased to $19.2 million in 1999 from $37.4 million in 1998. Such amounts consist of the Company's share of the net profits and losses of certain programming and PCS businesses in which the Company has varying minority ownership interests.

Gain on sale of programming interests and cable assets for the year ended December 31, 1998 consists primarily of a gain of $153.3 million from the disposition of certain cable television systems and $17.7 million from the sale of an interest in a regional sports programming business.

Write off of deferred interest and financing costs of $4.4 million in 1999 consists principally of the write off of deferred financing costs in connection with amendments to the Company's credit agreements. The write off of deferred interest and financing costs of $23.5 million in 1998 consists principally of the $14.9 million premium paid to redeem Clearview's senior notes payable and the write off of deferred financing costs of $4.7 million in connection with amendments to the Company's credit agreements.

Provision for preferential payment to related party consists of the expensing of the proportionate amount due with respect to an annual payment to Mr. Dolan made in connection with the acquisition of Cablevision of New York City. Effective March 4, 1998 these preferential payments were terminated upon the retirement of Mr. Dolan's preferred interest.

Minority interests for the years ended December 31, 1999 and 1998 include CSC Holdings' preferred stock dividend requirements, Fox's 40% share of the net income of Regional Programming Partners, ITT's share of the net loss of Madison Square Garden through April 8, 1999 and NBC's share of the net loss of Rainbow Media.

Net miscellaneous expense decreased to $16.6 million for the year ended December 31, 1999 compared to $19.2 million for the prior year. In 1999, miscellaneous expense included a charge of $15.1 million resulting from the write off of an investment held by Rainbow Media, $6.7 million relating to federal, state and local income taxes and $5.7 million relating to various other items, partially offset by a gain of $10.9 million resulting from the sale of certain investments. In 1998, miscellaneous expense included $13.5 million relating to federal, state and local income taxes and $5.7 million relating to various other items.


                                      (36)

Business Segments Results - Cablevision Systems Corporation

The Company classifies its business interests into three segments:
Telecommunication Services, consisting principally of its cable television, telephone and modem services operations; Rainbow Media, consisting principally of interests in cable television programming networks and MSG, which owns and operates professional sports teams, regional cable television networks, live productions and entertainment venues; and Retail Electronics, which represents the operations of Cablevision Electronics' retail electronics stores. The Company allocates certain costs to each segment based upon their proportionate estimated usage of services.

Telecommunication Services

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for the Company's telecommunication services segment.

                                                                        Years Ended December 31,
                                                      --------------------------------------------------------------
                                                                  1999                             1998
                                                      -----------------------------     ----------------------------
                                                                          % of                             % of
                                                          Amount        Revenues           Amount        Revenues
                                                      ---------------  ------------     --------------  ------------
                                                                         (dollars in thousands)
Revenues, net......................................     $ 2,151,308         100%          $ 1,886,190        100%
Technical and operating expenses...................         866,739          40               767,177         41
Selling, general and administrative expenses.......         508,499          24               432,435         23
Depreciation and amortization......................         616,795          29               547,629         29
                                                        -----------                       -----------
     Operating profit..............................     $   159,275           7%          $   138,949          7%
                                                        ===========                       ===========

Revenues for the year ended December 31, 1999 increased $265.1 million (14%) as compared to revenues for the prior year. Approximately $103.7 million (5%) of the increase was attributable to the Net Acquisitions; approximately $58.6 million (3%) resulted from higher revenue per subscriber and approximately $43.0 million (2%) was attributable to revenues from the Company's developing telephone business and revenue recognized in connection with the At Home transaction. Approximately $33.5 million (2%) of the increase was attributable to internal growth of 65,700 in the average number of subscribers during the year. The remaining increase of approximately $26.3 million (2%) resulted from increases in other revenue sources, such as advertising and pay-per-view.

Technical and operating expenses for 1999 increased $99.6 million (13%) over the 1998 amount. Approximately $59.2 million (8%) was attributable to increased costs directly associated with the growth in subscribers and revenues discussed above, as well as to increases in programming costs for cable television services. Approximately $40.4 million (5%) was attributable to the Net Acquisitions. As a percentage of revenues, operating expenses decreased 1% during 1999 as compared to 1998.

Selling, general and administrative expenses increased $76.1 million (18%) in 1999 as compared to the 1998 level. Approximately $59.6 million (14%) was due to charges related to an incentive stock plan. Approximately $5.9 million (1%) was attributable to Year 2000 remediation costs and approximately $6.4 million (2%) was directly attributable to the Net Acquisitions. The remaining $4.2 million (1%) increase was attributable to increases in sales and marketing, customer service and subscriber billing costs. As a percentage of revenues, selling, general and administrative


                                      (37)
expenses increased 1% in 1999 compared to 1998. Excluding the effects of the incentive stock plan and Year 2000 remediation costs, as a percentage of revenues such costs decreased 2%.

Depreciation and amortization expense increased $69.2 million (13%) during 1999 as compared to 1998. Approximately $42.7 million (8%) of the increase was directly attributable to the Net Acquisitions. The remaining $26.5 million (5%) increase resulted primarily from depreciation on new plant assets, partially offset by a decrease in amortization expense resulting from certain intangible assets becoming fully amortized during 1999.

Rainbow Media

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for Rainbow Media.

                                                                        Years Ended December 31,
                                                      -------------------------------------------------------------
                                                                 1999                              1998
                                                      ----------------------------      ---------------------------
                                                                          % of                             % of
                                                          Amount        Revenues           Amount        Revenues
                                                      ---------------  -----------      --------------  -----------
                                                                         (dollars in thousands)
Revenues, net......................................      $1,234,113        100%            $1,007,639        100%
Technical and operating expenses...................         728,567         59                590,151         58
Selling, general and administrative expenses.......         450,093         36                351,727         35
Depreciation and amortization......................         161,669         13                166,661         17
                                                         ----------                        ----------
     Operating loss................................      $ (106,216)        (9)%           $ (100,900)       (10)%
                                                         ==========                        ==========

Revenues for the year ended December 31, 1999 increased $226.5 million (22%) as compared to revenues for the prior year. Approximately $104.7 million (10%) of the increase was attributable to internal growth in programming network subscribers, rate increases and new channel launches. Approximately $78.2 million (8%) of the increase was attributable to a greater number of events at Madison Square Garden including the Knicks and Rangers and other special events during the 1999 period, partially offset by a decrease resulting from fewer performances at Radio City Music Hall due to its temporary closing in 1999 for restoration. The remaining $43.6 million (4%) increase was attributable to higher advertising revenues.

Technical and operating expenses increased $138.4 million (23%) for the year ended December 31, 1999 over the same 1998 period. Approximately $93.4 million (16%) of the increase was attributable to a greater number of sporting events including the Knicks and Rangers, partially offset by fewer concerts and other events due to the temporary closing of Radio City Music Hall for restoration. Increases of $20.5 million (3%) were due to new programming service launches with the remaining $24.5 million (4%) increase attributable to costs directly associated with the increases in revenues discussed above. As a percentage of revenues, operating expenses increased 1% during 1999 compared to 1998.

Selling, general and administrative expenses increased $98.4 million (28%) for 1999 as compared to the 1998 level. Approximately $51.3 million (15%) of the increase was due to charges related to an incentive stock plan. Approximately $32.7 million (9%) was attributable to increases in sales and marketing initiatives, including the promotion of new channel launches and other general cost increases. The remaining $14.4 million (4%) increase was a result of Year 2000 remediation costs. As a percentage of revenues, selling, general and administrative expenses increased 1% in 1999


                                      (38)
compared to 1998. Excluding the effects of the incentive stock plan and Year 2000 remediation costs, as a percentage of revenues such costs decreased 2%.

Depreciation and amortization expense decreased $5.0 million (3%) during 1999 as compared to 1998. Increased depreciation on fixed asset additions was more than offset by a reduction in amortization as certain intangible assets became fully amortized.

Retail Electronics

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for the Company's retail electronics segment, Cablevision Electronics. The information presented is for the year ended December 31, 1999 and for the period from the date of acquisition, February 9, 1998, through December 31, 1998.

                                                               Year Ended                      Period Ended
                                                           December 31, 1999                 December 31, 1998
                                                      -----------------------------     ----------------------------
                                                                          % of                             % of
                                                          Amount        Revenues           Amount        Revenues
                                                      ---------------  ------------     --------------  ------------
                                                                         (dollars in thousands)
Revenues, net......................................       $ 603,294         100%            $ 464,388        100%
Retail electronics cost of sales...................         484,760          80               367,102         79
Selling, general and administrative expenses.......         160,597          27               117,452         25
Depreciation and amortization......................          44,940           7                 4,293          1
                                                          ---------                         ---------
     Operating loss................................       $ (87,003)        (14)%           $ (24,459)        (5)%
                                                          =========                         =========

Revenues for the year ended December 31, 1999 amounted to approximately $603.3 million compared to revenues of approximately $464.4 million for the period ended December 31, 1998. The revenues for the period ended December 31, 1998 include operations of Cablevision Electronics from the date of the WIZ Transaction, February 9, 1998, through December 31, 1998.

Retail electronics cost of sales amounted to approximately $484.8 million (80% of revenues) for the year ended December 31, 1999 compared to $367.1 million (79% of revenues) for the period ended December 31, 1998. Cost of sales includes the cost of merchandise sold, including freight costs incurred, as well as store occupancy and buying costs.

Selling, general and administrative expenses amounted to approximately $160.6 million (27% of revenues) for the year ended December 31, 1999 and approximately $117.5 million (25% of revenues) from the date of acquisition through December 31, 1998. Selling, general and administrative expenses consist of all retail store expenses (excluding store occupancy costs), the salaries and commissions of sales personnel, the costs of advertising, the costs of operating the distribution center and corporate support functions other than buying.

Depreciation and amortization expense amounted to approximately $44.9 million (7% of revenues) for the year ended December 31, 1999 and includes approximately $35.5 million relating to the write off of goodwill resulting from the acquisition. For the period ended December 31, 1998, depreciation and amortization expense amounted to $4.3 million (1% of revenues). Depreciation and amortization expense includes the depreciation of all property and equipment and the amortization of intangible assets which resulted from the acquisition.


                                      (39)

Comparison of Year Ended December 31, 1998 Versus Year Ended December 31, 1997.

Consolidated Results - Cablevision Systems Corporation

Revenues for the year ended December 31, 1998 increased $1,315.8 million (67%) as compared to revenues for the prior year. Approximately $1,093.7 million (56%) of the increase was attributable to the Net Acquisitions; approximately $88.8 million (5%) resulted from higher revenue per subscriber; and approximately $101.1 million (5%) was from increases in other revenue sources such as Rainbow Media's programming services, advertising on the Company's cable television systems, revenue derived from the developing commercial telephone business and revenue recognized in connection with the warrants received in the At Home transaction. The remaining increase of $32.2 million (1%) was attributable to internal growth of 67,300 in the average number of subscribers during the year.

Technical and operating expenses for 1998 increased $415.0 million (49%) over the 1997 amount. Approximately $317.7 million (38%) was attributable to the Net Acquisitions, with the remaining $97.3 million (11%) attributable to increased costs directly associated with the growth in subscribers and revenues discussed above, as well as to increases in programming costs for cable television services. As a percentage of revenues, technical and operating expenses decreased 5% during 1998 as compared to 1997.

Retail electronics cost of sales for 1998 amounted to approximately $367.1 million (79% of retail electronics sales) from the date of the WIZ Transaction through December 31, 1998. Cost of sales includes the cost of merchandise sold, including freight costs incurred, as well as store occupancy and buying costs for the Company's retail electronics segment.

Selling, general and administrative expenses increased $391.9 million (76%) for 1998 as compared to the 1997 level. Approximately $236.5 million (45%) was directly attributable to the Net Acquisitions and $74.7 million (15%) was due to charges related to an incentive stock plan. The remaining $80.7 million (16%) increase resulted from higher customer service, administrative and sales and marketing costs. As a percentage of revenues, selling, general and administrative expenses increased 2% in 1998 compared to 1997. Excluding the effects of the incentive stock plan, as a percentage of revenues such costs remained relatively constant during 1998 as compared to 1997.

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


                                      (40)

Depreciation and amortization expense increased $234.3 million (47%) during 1998 as compared to 1997. Approximately $212.6 million (43%) of the increase was directly attributable to the Net Acquisitions. The remaining $21.7 million (4%) increase resulted primarily from depreciation on new plant assets, offset by a decrease in amortization expense resulting from certain intangible assets becoming fully amortized during 1998.

Net interest expense increased $39.2 million (11%) during 1998 compared to 1997. The net increase is primarily attributable to debt incurred to fund acquisitions and capital expenditures, partly offset by lower interest rates.

Equity in net loss of affiliates increased to $37.4 million for 1998 from $27.2 million in 1997. For the year ended December 31, 1998, such amount consisted of the Company's share of the net profits and losses of certain programming businesses in which the Company has varying minority ownership interests. For the year ended December 31, 1997, such amount consisted primarily of the Company's share of net losses in certain cable affiliates for the period prior to consolidation ($37.9 million) and the Company's share of the net profits in certain programming businesses in which the Company had varying ownership interests.

Gain on sale of programming interests and cable assets for the year ended December 31, 1998 consists primarily of a gain of $153.3 million from the disposition of certain cable television systems and $17.7 million from the sale of an interest in a regional sports programming business. For the year ended December 31, 1997, the gain consists primarily of a gain of approximately $305.0 million resulting from the Fox transactions, a gain of approximately $59.0 million resulting from the sale of certain cable television systems, and a gain of approximately $7.4 million from the sale of Rainbow Media's radio station.

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


                                      (41)

Minority interests for the year ended December 31, 1998 include CSC Holdings' preferred stock dividend requirements, Fox's 40% share of the net income of Regional Programming Partners, ITT's share of the net loss of Madison Square Garden and NBC's share of the net loss of Rainbow Media. Minority interests for the year ended December 31, 1997 include CSC Holdings' preferred stock dividend requirements, Fox's 40% share of the net income of Regional Programming Partners since the date of the transaction, ITT's share of the net income of Madison Square Garden since the date of acquisition and NBC's 25% share of the net income of Rainbow Media since the date of the transaction.

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

                                                                        Years Ended December 31,
                                                      --------------------------------------------------------------
                                                                  1998                             1997
                                                      -----------------------------     ----------------------------
                                                                          % of                             % of
                                                          Amount        Revenues           Amount        Revenues
                                                      ---------------  ------------     --------------  ------------
                                                                         (dollars in thousands)
Revenues, net......................................     $ 1,886,190        100%           $ 1,364,264      100%
Technical and operating expenses...................         767,177         41                549,951       41
Selling, general and administrative expenses.......         432,435         23                301,762       22
Depreciation and amortization......................         547,629         29                399,056       29
                                                        -----------                       -----------
     Operating profit..............................     $   138,949          7%           $   113,495        8%
                                                        ===========                       ===========

Revenues for the year ended December 31, 1998 increased $521.9 million (38%) as compared to revenues for the prior year. Approximately $333.4 million (24%) of the increase was attributable to the Net Acquisitions; approximately $88.8 million (7%) resulted from higher revenue per subscriber and approximately $32.2 million (2%) was attributable to internal growth of 67,300 in the average number of subscribers during the year. Approximately $56.0 million (4%) was attributable to revenues from the Company's developing telephone business and revenue


                                      (42)
recognized in connection with the At Home transaction. The remaining increase of approximately $11.5 million (1%) resulted from other revenue sources.

Technical and operating expenses for 1998 increased $217.2 million (39%) over the 1997 amount. Approximately $137.2 million (25%) was attributable to the Net Acquisitions, with the remaining $80.0 million (14%) attributable to increased costs directly associated with the growth in subscribers and revenues discussed above, as well as to increases in programming costs for cable television services. As a percentage of revenues, operating expenses remained relatively constant during 1998 as compared to 1997.

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

                                                                        Years Ended December 31,
                                                      --------------------------------------------------------------
                                                                  1998                             1997
                                                      -----------------------------     ----------------------------
                                                                          % of                             % of
                                                          Amount        Revenues             Amount      Revenues
                                                      ---------------  ------------     --------------  ------------
                                                                         (dollars in thousands)
Revenues, net......................................      $1,007,639         100%            $ 637,648      100%
Technical and operating expenses...................         590,151          58               351,578       55
Selling, general and administrative expenses.......         351,727          35               214,912       34
Depreciation and amortization......................         166,661          17                90,634       14
                                                         ----------                         ---------
     Operating loss................................      $ (100,900)        (10)%           $ (19,476)      (3)%
                                                         ==========                         =========

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

Technical and operating expenses for 1998 increased $238.6 million (68%) over the 1997 amount. Approximately $218.0 million (62%) was attributable to the Net Acquisitions, with the remaining


                                      (43)

$20.6 million (6%) attributable to increased costs directly associated with the growth in revenues discussed above. As a percentage of revenues, operating expenses increased 3% during 1998 as compared to 1997.

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

Retail Electronics

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for the Company's retail electronics segment, Cablevision Electronics. The information presented is for the period from the date of acquisition, February 9, 1998, through December 31, 1998.

                                                             Period Ended December 31, 1998
                                                      ------------------------------------------
                                                             Amount             % of Revenues
                                                      --------------------    ------------------
                                                                (dollars in thousands)
Revenues, net......................................         $ 464,388               100%
Retail electronics cost of sales...................           367,102                79
Selling, general and administrative expenses.......           117,452                25
Depreciation and amortization......................             4,293                 1
                                                            ---------
     Operating loss................................         $ (24,459)               (5)%
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

Retail electronics cost of sales for 1998 amounted to approximately $367.1 million (79% of revenues) from the date of acquisition through December 31, 1998. Cost of sales includes the cost of merchandise sold, including freight costs incurred, as well as store occupancy and buying costs.


                                      (44)

Selling, general and administrative expenses amounted to approximately $117.5 million (25% of revenues) from the date of acquisition through December 31, 1998. Selling, general and administrative expenses consist of all retail store expenses (excluding store occupancy costs), the salaries and commissions of sales personnel, the costs of advertising, the cost of operating the distribution center and corporate support functions other than buying.

Depreciation and amortization expense amounted to approximately $4.3 million (1% of revenues) from the date of acquisition through December 31, 1998. Depreciation and amortization expense includes the depreciation of all property and equipment and the amortization of intangible assets which resulted from the acquisition.

Results of Operations - CSC Holdings, Inc.

In April 1999, Cablevision Parent contributed the TCI Systems to CSC Holdings. This transaction was accounted for in a manner similar to a pooling of interests, whereby the assets and liabilities of the TCI Systems were recorded at historical book value. Prior period consolidated financial statements of CSC Holdings have been restated to include the financial position and results of operations of the TCI Systems from March 4, 1998. As a result, the operations of CSC Holdings are identical to the operations of Cablevision Systems Corporation, except for dividends attributable to the preferred stock of CSC Holdings which have been reported in minority interests in the consolidated financial statements of Cablevision Systems Corporation. Refer to Cablevision Systems Corporation's Management's Discussion and Analysis of Financial Condition and Results of Operations on page 32 through 53 of this Form 10-K.


                                      (45)

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

The Restricted Group includes all of CSC Holdings' cable operations in and around the greater New York City metropolitan area, in and around the greater Cleveland, Ohio metropolitan area, in and around the Boston, Massachusetts metropolitan area, and in Kalamazoo, Michigan and the commercial telephone operations of the Company's subsidiary, Cablevision Lightpath, Inc. on Long Island, New York. As of April 5, 1999, the cable television subscribers of the TCI Systems (847,432 at March 31, 1999) became part of the Restricted Group upon the transfer of the TCI Systems from Cablevision Systems Corporation to CSC Holdings, Inc. At December 31, 1999, the Restricted Group encompassed approximately 3,492,000 cable television subscribers, including approximately 357,000 subscribers in its Ohio and Kalamazoo, Michigan systems held for sale (see Note 3 - "Net Assets Held for Sale").

The Unrestricted Group includes principally Rainbow Media, including Madison Square Garden, and other companies engaged in certain developmental activities ("New Media") including high-speed cable modem service, residential telephone service, developing (non-Long Island) commercial telephone service, research and development expenses and deferred revenue amortization related to the At Home transaction. The Unrestricted Group also includes Cablevision Electronics which operates 41 The WIZ consumer electronics store locations and CCG Holdings, Inc. which owns the Company's motion picture theater assets.

2000 Outlook

In the New York metropolitan area, the Company forecasts capital investment of between $800 million and $850 million in its cable, Long Island commercial telephone and New Media businesses in 2000. This capital includes investments for digital video services in anticipation of a pilot rollout of SONY digital boxes in the fourth quarter of 2000, cable modem services as the Company doubles the number of homes marketed for such service and the development of commercial telephone services outside Long Island. In addition, the Company forecasts capital investments aggregating between $225 million and $275 million for Madison Square Garden, Rainbow Media, retail electronics, theatres and corporate activities in 2000.

The Company's non-New York metropolitan area systems, primarily in Massachusetts and including operations of systems held for sale in Ohio and Kalamazoo, Michigan, are anticipated to have capital requirements of between $200 million to $250 million, covering primarily plant rebuild and developmental activities.


                                      (46)

The following table presents selected historical results of operations and other financial information related to the captioned groups or entities as of and for the year ended December 31, 1999.

                                                                                      Interest          Capital
                                                   Revenues           AOCF*            Expense        Expenditures
                                                   --------           -----            -------        ------------
                                                                      (dollars in thousands)
Restricted Group**.......................         $2,080,554        $  916,107          $404,696         $643,526
New Media***.............................             70,754               126               115           89,003
Rainbow Media (including MSG and AMC)....          1,234,113           190,646            56,556           91,268
Retail Electronics.......................            603,294           (37,934)           10,192           35,106
Other (including eliminations)...........            (45,730)          (51,996)           (1,010)          12,263
                                                  ----------        ----------          --------         --------
    Total................................         $3,942,985        $1,016,949          $470,549         $871,166
                                                  ==========        ==========          ========         ========

----------
* Defined as operating income (loss) before depreciation and amortization and excluding incentive stock plan expense of $255,789 and the costs of Year 2000 remediation of $41,477.
**    Includes the TCI Systems and systems held for sale.
*** Consists of developmental operations, including those of systems held for sale.

                                                                  Restricted        Unrestricted
                                                                     Group             Group              Total
                                                                     -----             -----              -----
                                                                               (dollars in thousands)
Debt and Redeemable Preferred Stock
Senior debt...........................................             $1,486,702        $        -         $1,486,702
Senior notes and debentures...........................              2,692,602                 -          2,692,602
Subordinated notes and debentures.....................              1,048,513                 -          1,048,513
                                                                   ----------        ----------         ----------
                                                                    5,227,817                 -          5,227,817
                                                                   ----------        ----------         ----------

Redeemable preferred stock of CSC Holdings............              1,404,511                 -          1,404,511

Rainbow Media
    Rainbow Media senior debt.........................                      -            78,016             78,016
    AMC senior debt...................................                      -           317,818            317,818

    MSG senior debt...................................                      -           364,724            364,724
                                                                   ----------        ----------         ----------

         Total Rainbow Media debt.....................                      -           760,558            760,558
                                                                   ----------        ----------         ----------

Retail Electronics debt...............................                      -            80,693             80,693

Other debt............................................                      -            25,633             25,633
                                                                   ----------        ----------         ----------

         Total debt and redeemable preferred stock....             $6,632,328        $  866,884         $7,499,212
                                                                   ==========        ==========         ==========


                                      (47)

Restricted Group

The Restricted Group's plant upgrade, combined with additional amounts required in respect of the start up and operation of new businesses such as high speed internet access, digital video services, the expansion of residential telephone services and the roll out of non-Long Island based commercial telephone business, as well as additional investments or acquisitions will require significant additional funding. The Company expects to obtain the requisite funds through internally generated funds, amounts available under the CSC Holdings' credit facility, proceeds from asset sales and/or additional capital market issuances.

In December 1999, the Company announced the sale of its Ohio system to Adelphia Communications Corporation for $990 million in cash and $540 million in Adelphia class A common stock, subject to certain adjustments. In March 2000, the Company entered into a definitive agreement with Charter Communications, Inc. for the sale of its Kalamazoo, Michigan system in exchange for $172.5 million in Charter Communications, Inc. common stock. The Company expects to apply the cash proceeds received, which may include cash proceeds from the monetization of stock, toward the reduction of outstanding debt. The consummation of each of these transactions is subject to the receipt of franchise transfer and other required approvals.

In September 1999, the Company announced the redemption of CSC Holdings' Series I Cumulative Convertible Exchangeable Preferred Stock. A total of 13,797,625 depositary shares (out of 13,800,000 outstanding) were converted to 20,458,925 shares of the Company's Class A Common Stock, with the remaining 2,375 depositary shares being redeemed for cash.

In July 1999, CSC Holdings issued $500 million face amount of 8 1/8% Senior Notes due 2009. The net proceeds of $491 million were used to repay outstanding borrowings under CSC Holdings' credit facility.

As of March 3, 2000, the Restricted Group had in total $2.2 billion in reducing revolving credit facilities, consisting of a $1.2 billion facility available to Cablevision MFR, Inc. and certain of the Company's New Jersey subsidiaries and a $1.0 billion facility available to CSC Holdings, Inc. and other Restricted Group subsidiaries. Both facilities mature in March 2007 and begin to reduce in June 2001. As of March 3, 2000, the Restricted Group had total drawings under these credit facilities of $1,637 million and letters of credit of $39.3 million. Unrestricted and undrawn funds available to the Restricted Group amounted to approximately $523.7 million as of March 3, 2000.

                                            ----------------------------------------------------
                                                          As of March 3, 2000
                                                             (in thousands)
                                            ----------------------------------------------------
                                            CSC Holdings           MFR                   Total
                                            ------------           ---                   -----
Total facility....................          $ 1,000,000       $ 1,200,000            $ 2,200,000

Outstanding debt..................              741,000           896,000              1,637,000

Outstanding letters of credit.....               39,300                 -                 39,300
                                            -----------       -----------            -----------

     Availability.................          $   219,700       $   304,000            $   523,700
                                            ===========       ===========            ===========


                                      (48)

The Credit Agreement contains certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the Restricted Group to maintain certain financial ratios and restricting the permitted uses of borrowed funds.

As of March 3, 2000, CSC Holdings had entered into interest exchange (swap) agreements with several of its banks covering a notional principal amount of $300 million. Swaps in the aggregate amount of $250 million require CSC Holdings to pay a floating rate of interest and mature in 2001 and 2002. The remainder of the swaps require payment of a fixed rate of interest by CSC Holdings and mature in August 2000. The weighted average effective interest rate on all Restricted Group bank debt outstanding, including the swap agreements, as of March 3, 2000, was approximately 7.0%.

TCI Systems

In May 1998, the TCI Systems entered into an $800 million credit facility which was reduced by $100 million in July 1998. In April 1999, the TCI Systems were transferred to CSC Holdings. The commitments under the TCI facility were terminated and the balance outstanding was repaid on April 5, 1999 with borrowings under the MFR credit facility.

Rainbow Media and American Movie Classics

As of March 3, 2000, Rainbow Media had a $300 million non-amortizing revolving credit facility maturing on December 31, 2000 of which $79.5 million was restricted to provide for repayment of a like amount of intercompany borrowings from Regional Programming Partners ("RPP") as described below. On January 4, 2000, Rainbow Media repaid $100.5 million of its $180 million loan from RPP with borrowings under its credit facility. Direct borrowings as of March 3, 2000, amounted to $189.5 million, leaving a balance of $31 million available to Rainbow Media under the credit facility as of that date.

In May 1999, American Movie Classics, a wholly-owned subsidiary of Rainbow Media, entered into a new $425 million credit facility consisting of a $200 million reducing revolving credit facility and a $225 million amortizing term loan, both of which mature on March 31, 2006. The amount of the available commitment under the revolver will not begin to be reduced until June 2004. As of March 3, 2000, American Movie Classics had outstanding borrowings of $319 million, leaving unrestricted funds available of $106 million.

In May 1999 and December 1999, American Movie Classics distributed to its parent, Rainbow Media, approximately $97 million and $28 million, respectively, which Rainbow Media used to repay outstanding borrowings plus interest and fees under its credit facility and to repay a portion of Rainbow Media's intercompany loan from RPP.

Both the Rainbow Media and American Movie Classics credit facilities contain certain financial covenants that may limit the ability to utilize all of the undrawn funds available, including covenants requiring that certain financial ratios be maintained.


                                      (49)

The Company believes that for Rainbow Media and its wholly-owned subsidiaries, which includes American Movie Classics, internally generated funds, together with funds available under their existing credit agreements will be sufficient for the next twelve months to meet their projected funding requirements (excluding the repayment of Rainbow Media's credit facility). Repayment of Rainbow Media's credit facility at maturity may be met by refinancing the facility or through funds provided by other sources, including, without limitation, the Company. There can be no assurance that Rainbow Media will be able to obtain refinancing or funds from other sources on acceptable terms or at all.

RPP

In June 1998, RPP, a partnership which is 60% owned by Rainbow Media and 40% owned by Fox, made an intercompany loan to Rainbow Media of $180 million, of which $79.5 million was outstanding as of March 3, 2000. RPP funded this loan from cash on hand. The intercompany loan is a four year demand note maturing March 31, 2002 which requires quarterly interest payments at LIBOR plus 7/8% per annum, is subordinated to Rainbow Media's bank debt and requires that Rainbow Media maintain sufficient availability under its revolving credit to permit the repayment in full to RPP if RPP requires the funds for its own operating needs. On January 4, 2000, Rainbow Media repaid $100.5 million of the $180 million intercompany loan with borrowings under its credit facility.

In April 1999, RPP utilized $87 million of its cash on hand to purchase ITT's remaining interest in MSG and settle certain matters between the parties.

In January 2000, RPP acquired the 70% interest in SportsChannel Florida held by Front Row Communications for $130.1 million (including the repayment of $20 million in debt) increasing its ownership to 100%. The acquisition was funded with cash on hand and the proceeds from the repayment by Rainbow Media of $100.5 million of intercompany loans.

The Company believes that RPP's cash on hand of $15.2 million as of March 3, 2000, combined with the remaining intercompany loan receivable of $79.5 million will be sufficient to meet its projected funding requirements for the next twelve months.

MSG

MSG has a $500 million revolving credit facility maturing on December 31, 2004 (the "MSG Credit Facility"). As of March 3, 2000, outstanding debt under the MSG Credit Facility was $375 million. In addition, MSG had outstanding letters of credit of $3.3 million resulting in unrestricted and undrawn funds available amounting to $121.7 million. The MSG Credit Facility contains certain financial covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring MSG to maintain certain financial ratios. The Company believes that for MSG, internally generated funds, together with funds available under its existing credit agreement will be sufficient to meet its projected funding requirements for the next twelve months.

Garden Programming, LLC, an unrestricted subsidiary of MSG, has a $20 million term loan maturing on July 11, 2002. Garden Programming, LLC has in turn made a $40 million loan to an unrelated entity, maturing on November 1, 2011.


                                      (50)

Retail Electronics

As of March 3, 2000, Cablevision Electronics had a $130 million stand alone credit facility. Under the terms of the credit facility, the total amount of borrowings available to Cablevision Electronics is subject to an availability calculation based on a percentage of eligible inventory. On March 3, 2000, usage under the credit facility was $65.7 million with $1.9 million available thereunder, based on the level of inventory as of that date. On December 31, 1999, the Company converted $71 million of intercompany loans to Cablevision Electronics to equity. As of March 3, 2000, CSC Holdings' total cash investment in Cablevision Electronics, including equity and intercompany loans, totaled $193.5 million. Cablevision Electronics has also received other financial support from CSC Holdings of approximately $51.0 million through March 3, 2000 in the form of letters of credit, guarantees and intercompany receivables. The Company believes that Cablevision Electronics will require additional financial support from CSC Holdings in respect of planned increases in inventory purchases, capital expenditures and other operating requirements and that funds available under Cablevision Electronics' credit agreement, together with this additional financial support, will be sufficient to meet its projected funding requirements for the next twelve months.

CCG Holdings

CCG Holdings, Inc., which owns the Company's motion picture theater assets, currently has a $15 million revolving credit bank facility maturing on June 30, 2003. As of March 3, 2000, $9.2 million was outstanding under this bank facility. The Company believes that for CCG Holdings, Inc., internally generated funds, together with funds available under the existing credit agreement will be sufficient to meet its projected funding requirements for the next twelve months.

Financial Instruments

In July 1999, the Company entered into a $100 million facility with a third party for the Company to acquire a beneficial interest in shares of its Class A Common Stock through a forward swap contract facility that is available through June 2000 with a final maturity date for all executed swaps of February 2001. The terms of the facility provide for the settlement of any obligations of the Company thereunder either in cash or the Company's Class A Common Stock. The Company's obligation is guaranteed by CSC Holdings. Currently there are no outstanding contracts under this facility.


                                      (51)

Cablevision Systems Corporation

Operating Activities

Cash provided by operating activities amounted to $274.1 million for the year ended December 31, 1999 compared to $400.1 million for the year ended December 31, 1998. The 1999 cash provided by operating activities consisted primarily of $238.9 million of income before depreciation, amortization and other non-cash items and a net increase in cash resulting from changes in assets and liabilities of $35.2 million.

Cash provided by operating activities amounted to $400.1 million for the year ended December 31, 1998 compared to $241.5 million for the year ended December 31, 1997. The 1998 cash provided by operating activities consisted primarily of $278.8 million of income before depreciation, amortization and other non-cash items and a net increase in cash resulting from changes in assets and liabilities of $121.3 million.

Cash provided by operating activities amounted to $241.5 million for the year ended December 31, 1997. The 1997 cash provided by operating activities consisted primarily of $177.9 million of income before depreciation, amortization and other non-cash items and a net increase in cash resulting from changes in assets and liabilities of $63.6 million.

Investing Activities

Net cash used in investing activities for the year ended December 31, 1999 was $1,031.5 million compared to $468.4 million for the year ended December 31, 1998. The 1999 investing activities consisted of $871.2 million of capital expenditures, $117.7 million of payments for acquisitions and other items of $53.5 million, partially offset by net proceeds of $10.9 million from the sale of investments.

Net cash used in investing activities for the year ended December 31, 1998 was $468.4 million compared to $248.6 million for the year ended December 31, 1997. The 1998 investing activities consisted of $561.6 million of capital expenditures, $317.6 million of payments for acquisitions and other items of $35.5 million, partially offset by net proceeds of $446.3 million from the sale of programming interests and cable assets.

Net cash used in investing activities for the year ended December 31, 1997 was $248.6 million. The 1997 investing activities consisted of $457.6 million of capital expenditures and $747.1 million of payments for acquisitions, partially offset by net proceeds of $945.5 million from the sale of programming interests and cable assets and other items of $10.6 million.

Financing Activities

Cash provided by financing activities amounted to $646.2 million for the year ended December 31, 1999 compared to net cash used in financing activities of $168.0 million for the year ended December 31, 1998. In 1999 the Company's financing activities consisted primarily of $497.7 million derived from the issuance of senior notes, $202.9 million from the net proceeds from bank debt, partially offset by other net cash payments aggregating $54.4 million.


                                      (52)

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

Cash provided by financing activities amounted to $405.7 million for the year ended December 31, 1997. In 1997 the Company's financing activities consisted of $898.0 million from the issuance of senior notes and debentures and $238.5 million of net proceeds from bank debt, partially offset by the redemption of subordinated debentures of $283.4 million, net repayments of senior debt of $285.9 million, the redemption of A-R Cable's Series A Preferred Stock of $112.3 million and other net cash payments aggregating $49.2 million.

Year 2000

The Year 2000 issue ("Y2K") refers to the inability of certain computerized systems and technologies to recognize and/or correctly process dates beyond December 31, 1999.

The Company completed all phases of its program to assess and address the Y2K issue by December 31, 1999 and has not experienced any Y2K issues that had or could reasonably be expected to have a material adverse effect on the Company.

For the years ended December 31, 1999 and 1998, the Company recorded approximately $41.5 million and $7.6 million, respectively, of expenses relating to Y2K remediation.

Accounting Standards Issued But Not Yet Adopted

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), requires that all derivative financial instruments, such as interest rate swap contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of SFAS 133 will have a material effect on the Company's financial condition or results of operations.


                                      (53)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks from changes in interest rates and certain equity security prices. The Company's exposure to interest rate movements results from its use of floating and fixed rate debt to fund its working capital, capital expenditures, and other operational and investment requirements. To manage interest rate risk, the Company has from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts fix the borrowing rates on floating rate debt to hedge against the risk of rising rates and/or convert fixed rate borrowings to variable rate to hedge against the risk of higher borrowing costs in a declining interest rate environment. The Company does not enter into interest rate derivative contracts for speculative or trading purposes. The Company's exposure to changes in equity security prices stems from its investment in At Home Corporation common stock warrants. The value of these warrants fluctuates based on changes in the stock price of the underlying security.

Fair Value of Debt: Based on the level of interest rates prevailing at December 31, 1999, the fair value of the Company's fixed-rate debt and redeemable preferred stock exceeded its carrying cost of $5,146 million by approximately $105 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. The Company's floating rate borrowings bear interest at current market rates and thus approximate fair value. The effect of a hypothetical 100 basis point decrease in interest rates prevailing at December 31, 1999 would increase the estimated fair value of debt and redeemable preferred stock instruments by approximately $352 million. This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

Interest Rate Hedge Contracts: As of December 31, 1999, the Company had outstanding interest rate swap contracts to pay fixed rates of interest (generally at 8.0% through August 2000) and to receive variable rates of interest (based upon LIBOR with the latest maturity in 2002) covering a total notional principal amount of $300 million. As of December 31, 1999, the fair market liability of all interest rate hedge contracts was approximately $3.3 million. Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from December 31, 1999 prevailing levels would increase the fair market value liability of all hedge contracts by $4.7 million to a liability of $8.0 million.

Equity Price Risk: As of December 31, 1999, the fair market value of the Company's warrants to acquire At Home Corporation's common stock was $867.1 million, which exceeded its carrying value of $248.1 million. The potential change in the fair value of this investment, assuming a 10% change in price, would be approximately $87.7 million.


                                      (54)

Item 8. Consolidated Financial Statements.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

         Independent Auditors' Report....................................     56

         Consolidated Balance Sheets - December 31, 1999 and 1998........     57

         Consolidated Statements of Operations - years
              ended December 31, 1999, 1998 and 1997.....................     59

         Consolidated Statements of Stockholders' Deficiency - years
              ended December 31, 1999, 1998 and 1997.....................     60

         Consolidated Statements of Cash Flows - years ended
              December 31, 1999, 1998 and 1997...........................     61

         Notes to Consolidated Financial Statements......................     63

CSC HOLDINGS, INC. AND SUBSIDIARIES

         Independent Auditors' Report....................................     95

         Consolidated Balance Sheets - December 31, 1999 and 1998........     96

         Consolidated Statements of Operations - years
              ended December 31, 1999, 1998 and 1997.....................     98

         Consolidated Statements of Stockholder's Deficiency - years
              ended December 31, 1999, 1998 and 1997.....................     99

         Consolidated Statements of Cash Flows - years ended
              December 31, 1999, 1998 and 1997...........................    100

         Notes to Consolidated Financial Statements......................    102


                                      (55)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Cablevision Systems Corporation

We have audited the accompanying consolidated balance sheets of Cablevision Systems Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule listed in Item 14(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cablevision Systems Corporation and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                                        KPMG LLP

Melville, New York
March 13, 2000


                                      (56)

                         CABLEVISION SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998
                             (Dollars in thousands)

         ASSETS                                                                                1999             1998
                                                                                               ----             ----
Cash and cash equivalents............................................................... $     62,665      $   173,826

Accounts receivable trade (less allowance for doubtful accounts of
   $35,357 and $34,377).................................................................      226,304          197,726

Notes and other receivables.............................................................      129,596          188,455

Inventory, prepaid expenses and other assets............................................      219,487          206,073

Property, plant and equipment, net......................................................    2,752,495        2,506,834

Investments in affiliates...............................................................      306,557          276,231

Advances to affiliates..................................................................       46,685           36,964

Feature film inventory..................................................................      335,826          293,310

Net assets held for sale................................................................      269,349           11,006

Franchises, net of accumulated amortization of
   $703,237 and $640,735................................................................      651,777          850,653

Affiliation and other agreements, net of accumulated amortization of
   $244,249 and $181,928................................................................      173,250          206,456

Excess costs over fair value of net assets acquired and other intangible assets, net of accumulated amortization of
   $727,134 and $775,557................................................................    1,816,030        2,003,128

Deferred financing, acquisition and other costs, net of
   accumulated amortization of $51,063 and $41,882......................................      140,287          110,400
                                                                                           ----------       ----------
                                                                                           $7,130,308       $7,061,062
                                                                                           ==========       ==========

                            See accompanying notes to
                       consolidated financial statements.


                                      (57)

                         CABLEVISION SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998
                (Dollars in thousands, except per share amounts)

                                                                                1999           1998
                                                                                ----           ----
         LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Accounts payable .......................................................   $   411,804    $   423,039
Accrued liabilities:
    Interest ...........................................................       117,854         88,798
    Employee related costs .............................................       463,925        330,700
    Other ..............................................................       466,844        465,990
Feature film and contract obligations ..................................       371,126        373,722
Deferred revenue .......................................................       274,043        334,213
Bank debt ..............................................................     2,254,487      2,051,549
Senior notes and debentures ............................................     2,692,602      2,194,443
Subordinated notes and debentures ......................................     1,048,513      1,048,375
Capital lease obligations and other debt ...............................        99,099         63,241
                                                                           -----------    -----------
    Total liabilities ..................................................     8,200,297      7,374,070
                                                                           -----------    -----------

Minority interests .....................................................       592,583        719,007
                                                                           -----------    -----------

Preferred Stock of CSC Holdings, Inc. ..................................     1,404,511      1,579,670
                                                                           -----------    -----------

Commitments and contingencies

Stockholders' deficiency:
    Preferred Stock, $.01 par value, 10,000,000 shares authorized,
        none issued ....................................................            --             --
    Class A Common Stock, $.01 par value, 400,000,000 shares authorized,
        130,091,237 and 108,276,606 shares issued ......................         1,301          1,083
    Class B Common Stock, $.01 par value, 160,000,000 shares authorized,
        43,126,836 and 43,226,836 shares issued ........................           431            432
    Paid-in capital ....................................................       731,986        386,495
    Accumulated deficit ................................................    (3,800,302)    (2,999,695)
                                                                           -----------    -----------
                                                                            (3,066,584)    (2,611,685)
    Treasury stock, at cost (7,118 shares) .............................          (499)            --
                                                                           -----------    -----------
    Total stockholders' deficiency .....................................    (3,067,083)    (2,611,685)
                                                                           -----------    -----------
                                                                           $ 7,130,308    $ 7,061,062
                                                                           ===========    ===========

                             See accompanying notes
                      to consolidated financial statements.


                                      (58)

                         CABLEVISION SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED DECEMBER 31, 1999 1998 AND 1997
                (Dollars in thousands, except per share amounts)

                                                                     1999           1998           1997
                                                                 -----------    -----------    -----------
Revenues, net (including retail electronics sales of
   $603,294, $464,388 and $-0-) ..............................   $ 3,942,985    $ 3,265,143    $ 1,949,358
                                                                 -----------    -----------    -----------

Operating expenses:

   Technical and operating ...................................     1,535,423      1,268,786        853,800
   Retail electronics cost of sales ..........................       484,760        367,102             --
   Selling, general and administrative .......................     1,203,119        906,465        514,574
   Depreciation and amortization .............................       893,797        734,107        499,809
                                                                 -----------    -----------    -----------
                                                                   4,117,099      3,276,460      1,868,183
                                                                 -----------    -----------    -----------

Operating profit (loss) ......................................      (174,114)       (11,317)        81,175
                                                                 -----------    -----------    -----------

Other income (expense):
   Interest expense ..........................................      (470,549)      (426,402)      (368,700)
   Interest income ...........................................         4,809         24,028          5,492
   Equity in net loss of affiliates ..........................       (19,234)       (37,368)       (27,165)
   Gain on sale of programming interests and cable assets, net            --        170,912        372,053
   Gain on redemption of subsidiary preferred stock ..........            --             --        181,738
   Write off of deferred interest and financing costs ........        (4,425)       (23,482)       (24,547)
   Provision for preferential payment to related party .......            --           (980)       (10,083)
   Minority interests ........................................      (120,524)      (124,677)      (209,461)
   Miscellaneous, net ........................................       (16,570)       (19,218)       (12,606)
                                                                 -----------    -----------    -----------
                                                                    (626,493)      (437,187)       (93,279)
                                                                 -----------    -----------    -----------

Net loss .....................................................   $  (800,607)   $  (448,504)   $   (12,104)
                                                                 ===========    ===========    ===========

Basic and diluted net loss per common share ..................   $     (5.12)   $     (3.16)   $      (.12)
                                                                 ===========    ===========    ===========

Average number of common shares outstanding (in thousands) ...       156,503        142,016         99,608
                                                                 ===========    ===========    ===========

                             See accompanying notes
                      to consolidated financial statements.


                                      (59)

                         CABLEVISION SYSTEMS CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                  Years Ended December 31, 1999, 1998 and 1997
                             (Dollars in thousands)

                                           Class A       Class B
                                           Common        Common         Paid-in      Accumulated     Treasury
                                            Stock         Stock         Capital        Deficit         Stock          Total
                                         -----------   -----------    -----------    -----------    -----------    -----------
Balance December 31, 1996 ............   $       544   $       452    $  (168,935)   $(2,539,087)   $        --    $(2,707,026)

   Net loss ..........................            --            --             --        (12,104)            --        (12,104)
   Employee stock transactions .......             8            --          7,608             --             --          7,616
   Conversion of Class B to Class A ..             8            (8)            --             --             --             --
                                         -----------   -----------    -----------    -----------    -----------    -----------

Balance December 31, 1997 ............           560           444       (161,327)    (2,551,191)            --     (2,711,514)

   Net loss ..........................            --            --             --       (448,504)            --       (448,504)
   Employee stock transactions .......            12            --         12,071             --             --         12,083
   Issuance of common stock ..........           499            --        535,751             --             --        536,250
   Conversion of Class B to Class A ..            12           (12)            --             --             --             --
                                         -----------   -----------    -----------    -----------    -----------    -----------

Balance December 31, 1998 ............         1,083           432        386,495     (2,999,695)            --     (2,611,685)

   Net loss ..........................            --            --             --       (800,607)            --       (800,607)
   Employee stock transactions .......            11            --         15,159             --             --         15,170
   Conversion of Class B to Class A ..             1            (1)            --             --             --             --
   Issuance of common stock ..........             1            --          7,304             --             --          7,305
   Conversion of CSC Holdings'
         Series I preferred to Class A           205            --        323,028             --             --        323,233
   Purchase of treasury stock ........            --            --             --             --           (499)          (499)
                                         -----------   -----------    -----------    -----------    -----------    -----------

Balance December 31, 1999 ............   $     1,301   $       431    $   731,986    $(3,800,302)   $      (499)   $(3,067,083)
                                         ===========   ===========    ===========    ===========    ===========    ===========

                             See accompanying notes
                      to consolidated financial statements.


                                      (60)

                         CABLEVISION SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 and 1997
                             (Dollars in thousands)

                                                                                1999           1998           1997
                                                                            -----------    -----------    -----------
Cash flows from operating activities:

   Net loss .............................................................   $  (800,607)   $  (448,504)   $   (12,104)

   Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation and amortization ...................................       893,797        734,107        499,809
        Equity in net loss of affiliates ................................        19,234         37,368         27,165
        Minority interests ..............................................        98,609         95,336        179,237
        Gain on sale of programming interests and cable assets, net .....            --       (170,912)      (372,053)
        Gain on sale of investments .....................................       (10,861)            --             --
        Write off of investment in affiliate ............................        15,100             --             --
        Write off of deferred interest and financing costs ..............         4,425         23,482         24,547
        Gain on redemption of subsidiary preferred stock ................            --             --       (181,738)
        (Gain) loss on sale of equipment, net ...........................         9,811           (604)         5,325
        Amortization of deferred financing and debenture discount .......         9,407          8,532          7,707
     Change in assets and liabilities, net of effects of acquisitions and dispositions:
            Accounts receivable trade ...................................       (31,419)        19,007        (34,268)
            Notes and other receivables .................................        33,961        (94,164)       (67,683)
            Inventory, prepaid expenses and other assets ................       (23,243)       (51,425)         1,232
            Advances to affiliates ......................................       (10,461)       (21,701)          (528)
            Feature film inventory ......................................       (42,516)      (112,734)        (8,269)
            Other deferred costs ........................................           955         11,689             --
            Accounts payable ............................................         3,952        133,891         50,667
            Accrued liabilities .........................................       165,645        174,557         91,497
            Feature film and contract obligations .......................        (2,596)        81,376           (258)
            Deferred revenue ............................................       (60,170)       (18,268)        37,664
            Minority interests ..........................................         1,094           (961)        (6,486)
                                                                            -----------    -----------    -----------

     Net cash provided by operating activities ..........................       274,117        400,072        241,463
                                                                            -----------    -----------    -----------

Cash flows from investing activities:
   Capital expenditures .................................................      (871,166)      (561,642)      (457,590)
   Payments for acquisitions, net of cash acquired ......................      (117,660)      (317,594)      (747,134)
   Net proceeds from sale of programming interests and cable assets .....            --        446,284        945,534
   Proceeds from sale of equipment ......................................         1,467          8,817          1,930
   Proceeds from sale of investments ....................................        10,861             --             --
   (Increase) decrease in investments in affiliates, net ................       (49,938)       (31,035)         9,267
   Additions to other intangible assets .................................        (5,076)       (13,253)          (623)
                                                                            -----------    -----------    -----------

     Net cash used in investing activities ..............................   $(1,031,512)   $  (468,423)   $  (248,616)
                                                                            -----------    -----------    -----------

                             See accompanying notes
                      to consolidated financial statements.


                                      (61)

                         CABLEVISION SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 and 1997
                             (Dollars in thousands)
                                   (continued)

                                                               1999           1998           1997
                                                           -----------    -----------    -----------
Cash flows from financing activities:
   Proceeds from bank debt .............................   $ 3,791,073    $ 5,442,101    $ 3,385,703
   Repayment of bank debt ..............................    (3,588,135)    (6,304,757)    (3,147,165)
   Proceeds from senior debt ...........................            --             --        147,750
   Repayment of senior debt ............................            --       (112,500)      (433,617)
   Repayment of subordinated notes payable .............            --       (151,000)            --
   Redemption of senior notes payable ..................            --        (94,848)            --
   Redemption of senior subordinated debt ..............            --             --       (283,445)
   Issuance of senior notes and debentures .............       497,670      1,296,076        897,983
   Redemption of subsidiary preferred stock ............           (98)        (9,409)      (112,301)
   Issuance of common stock ............................        15,170         12,082          7,616
   Obligation to related party .........................            --       (197,183)         4,364
   Payments on capital lease obligations and other debt        (22,036)       (12,306)        (7,501)
   Additions to deferred financing and other costs .....       (46,911)       (36,220)       (53,705)
   Purchase of treasury stock ..........................          (499)            --             --
                                                           -----------    -----------    -----------

     Net cash provided by (used in) financing activities       646,234       (167,964)       405,682
                                                           -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents ...      (111,161)      (236,315)       398,529

Cash and cash equivalents at beginning of year .........       173,826        410,141         11,612
                                                           -----------    -----------    -----------

Cash and cash equivalents at end of year ...............   $    62,665    $   173,826    $   410,141
                                                           ===========    ===========    ===========

                             See accompanying notes
                      to consolidated financial statements.


                                      (62)

                         CABLEVISION SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

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

The Company owns and operates cable television systems and has ownership interests in companies that produce and distribute national and regional entertainment and sports programming services, including Madison Square Garden, L.P. ("MSG"). The Company also owns companies that provide advertising sales services for the cable television industry, provide switched telephone service, operate a retail electronics chain and operate motion picture theaters. The Company classifies its business interests into three segments: Telecommunication Services, consisting principally of its cable television, telephone and modem services operations; Rainbow Media, consisting principally of interests in cable television programming networks and MSG, which owns and operates professional sports teams, regional cable television networks, live productions and entertainment venues; and Retail Electronics, which represents the operations of its retail electronics stores.

Authorized Common Stock

In 1999, the shareholders of the Company authorized an amendment to the Certificate of Incorporation to increase the number of authorized shares of Class A Common Stock from 200 million to 400 million and the Class B Common Stock from 80 million to 160 million.


                                      (63)

                         CABLEVISION SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

Two-for-One Stock Splits

On March 4, 1998 and July 22, 1998, the Company's Board of Directors declared a two-for-one stock split to be effected in the form of a common stock dividend of one share of Class A Common Stock for each share of Class A Common Stock issued and outstanding and one share of Class B Common Stock for each share of Class B Common Stock issued and outstanding. The stock dividends were paid on March 30, 1998 and August 21, 1998 to stockholders of record on March 19, 1998 and August 10, 1998, respectively. All share and per share information has been adjusted to reflect the two-for-one stock splits described above.

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

Revenue Recognition

The Company recognizes cable television, internet access, telephony and programming revenues as services are provided to subscribers. Advertising revenues are recognized when commercials are telecast. Revenue from retail electronic sales is recognized upon delivery, with an appropriate provision for returned merchandise based upon historical experience. Revenues derived from other sources are recognized when services are provided or events occur.

Long-Lived Assets

Property, plant and equipment, including construction materials, are carried at cost, which includes all direct costs and certain indirect costs associated with the construction of cable television transmission and distribution systems, and the costs of new subscriber installations. Franchises are amortized on the straight-line basis over the average remaining terms (5 to 12 years) of the franchises at the time of acquisition. Affiliation and other agreements (primarily cable television system programming agreements) are amortized on a straight-line basis over periods ranging from 8 to 10 years. Other intangible assets are amortized on the straight-line basis over the periods benefited (1 to 15 years), except that excess costs over fair value of net assets acquired are being amortized on the straight-line basis over periods ranging from 6 to 40 years. The Company reviews its long-lived assets (property, plant and equipment, and related intangible assets that arose from business combinations accounted for under the purchase method) for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum


                                      (64)

                         CABLEVISION SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

Feature Film Inventory

Rights to feature film inventory acquired under license agreements along with the related obligations are recorded at the contract value. Costs are charged to technical and operating expense on a straight-line basis over the respective contract periods. Amounts payable during the five years subsequent to December 31, 1999 related to feature film telecast rights are $60,310 in 2000, $37,777 in 2001, $35,095 in 2002, $31,791 in 2003, and $26,664 in 2004.

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

Loss Per Share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Potential dilutive common shares of approximately 7,460,000 were not included in the computation as their effect would be antidilutive. Loss per share amounts have been adjusted, for all years presented, to reflect the two-for-one stock splits of the Company's common stock effective March 30, 1998 and August 21, 1998 (see discussion above).

Segment Information

On December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, 'Disclosures about Segments of an Enterprise and Related Information' ('SFAS 131').


                                      (65)

                         CABLEVISION SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. The adoption of SFAS 131 did not have a material effect on the Company's primary financial statements, but did affect the disclosure of segment information contained elsewhere herein (see Note 15).

Reclassifications

Certain reclassifications have been made in the 1998 and 1997 financial statements to conform to the 1999 presentation.

Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The Company paid cash interest expense of approximately $432,086, $383,179 and $352,660 during 1999, 1998 and 1997, respectively.

During 1999, 1998 and 1997, the Company's noncash investing and financing activities were as follows:

                                                                          Years Ended December 31,
                                                                          ------------------------
                                                               1999                 1998                   1997
                                                            ---------            ---------              ---------
Capital lease obligations.........................          $  57,919            $  28,795              $  24,820
Issuance of common stock in connection
     with the redemption of CSC Holdings'
     preferred stock..............................            323,233                    -                      -
Issuance of common stock in connection
     with acquisitions and redemption
     of partnership interests.....................              7,305              536,250                      -
Receipt of warrants from At Home
     Corporation..................................                  -               74,788                173,346
Capital contribution of equipment by
     minority partner.............................                  -                    -                 38,000

Comprehensive Income

The Company has not provided a separate statement of comprehensive income as items of other comprehensive income for all periods presented were not material.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets


                                      (66)

                         CABLEVISION SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2. ACQUISITIONS, DISPOSITIONS AND RESTRUCTURINGS

Acquisitions

1999 Acquisitions

At various times during 1999, the Company acquired interests in the real property and assets specifically related to certain movie theaters for an aggregate purchase price of approximately $29,700. The acquisitions were accounted for as purchases with the operations of the acquired theaters being consolidated with those of the Company as of the acquisition dates. The purchase price will be allocated to the specific assets acquired when an independent appraisal is obtained.

In December 1999, the Company acquired cable television systems with approximately 4,500 subscribers located in the Port Jervis, New York area for approximately $7,400, $7,300 of which was paid in shares of the Company's Class A Common Stock.

In April 1999, ITT Corporation ("ITT") exercised its second put for the remainder of its interest in MSG and settled certain matters between the parties for a payment of $87,000.

See also "Dispositions" for a discussion of an exchange of cable television assets.

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


                                      (67)

                         CABLEVISION SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

    Inventory..................................................     $ 66,200
    Property and equipment.....................................       16,800
    Other assets...............................................        4,000
    Liabilities................................................      (24,000)
    Excess cost over fair value of net assets acquired.........       38,300
                                                                    --------
                                                                    $101,300
                                                                    ========

In 1999, the Company recorded an impairment loss of $35,490 representing the balance of unamortized goodwill recorded on the TWI acquisition. Current losses and projected future operating losses caused the Company to reassess the recoverability of the goodwill. The impairment loss resulted from the carrying amount of this asset exceeding its estimated fair value based on discounted estimated future cash flows.

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

The acquisition was accounted for as a purchase with the operations of the acquired systems being consolidated with those of the Company as of the acquisition date. The excess of the purchase price over the net book value of assets acquired of approximately $746,769 was allocated to the specific assets acquired based upon independent appraisals as follows:

        Property, plant and equipment...........................     $(17,133)
        Franchises..............................................      594,921
        Excess cost over fair value of net assets acquired......      168,981
                                                                     --------
                                                                     $746,769
                                                                     ========


                                      (68)

                         CABLEVISION SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

In April 1999, the Company contributed the TCI Systems to CSC Holdings.

Madison Square Garden

In June 1998, the Company purchased 50% of ITT's then remaining interest in MSG for $94,000 pursuant to ITT's exercise of its first put option, increasing Regional Programming Partners' interest in MSG to 96.3% (see discussion below and "1999 Acquisitions" above).

Clearview

In December 1998, the Company acquired all of the outstanding shares of stock of Clearview Cinema Group, Inc. ("Clearview") for approximately $158,700 (including assumed debt of $80,000) of which approximately $33,400 was paid in shares of the Company's Class A Common Stock.

The acquisition was accounted for as a purchase with the operations of the acquired business being consolidated with those of the Company as of the acquisition date. The purchase price was allocated to the specific assets acquired based upon independent appraisals as follows.

        Property, plant and equipment...........................   $ 34,787
        Other assets............................................     21,518
        Liabilities.............................................    (16,433)
        Excess cost over fair value of net assets acquired......    118,851
                                                                   --------
                                                                   $158,723
                                                                   ========

In April 1999, the Company contributed its interest in the subsidiary formed to purchase Clearview to CSC Holdings.

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

The acquisition was accounted for as a purchase with the operations of the acquired assets being consolidated with those of the Company as of the acquisition date. The purchase price was allocated to the specific assets acquired based upon independent appraisals as follows:

          Property and equipment................................   $ 9,700
          Other assets..........................................     2,200
          Excess cost over fair value of net assets acquired....    55,400
                                                                   -------
                                                                   $67,300
                                                                   =======


                                      (69)

                         CABLEVISION SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

1997 Acquisitions:

NBC Transaction

On April 1, 1997, Rainbow Media Holdings, Inc. ("Rainbow Media") consummated a transaction in which Rainbow Programming Holdings, Inc. merged with and into Rainbow Media, a newly formed subsidiary of the Company. In addition, NBC Cable, Inc. (a subsidiary of National Broadcasting Company ("NBC")) received a 25% equity interest (which interest was increased to 26% in February 2000 and may be further increased by up to an additional 1% under certain circumstances without additional cash payment) in common stock of Rainbow Media. The Company owns the remaining 74% equity interest in Rainbow Media. The partnership interests in certain of Rainbow Media's programming services formerly owned by NBC are now owned by subsidiaries of Rainbow Media. The exchange of 25% of the Company's interest in Rainbow Media for NBC's interests, in April 1997, in certain entities was accounted for at historical cost with the difference between the cost basis of a 25% interest in Rainbow Media and the partnership interests received in exchange recorded as goodwill of $54,385, which is being amortized over a 10 year period.

Madison Square Garden

In February 1997, Rainbow Media made a payment to ITT of $168,750 plus interest, fully equalizing its interest in MSG, a partnership among subsidiaries of Rainbow Media and subsidiaries of ITT, and bringing Rainbow Media's total payments at that time to $360,000, plus interest payments aggregating $47,700.

In April 1997, the Company and certain of its affiliates and ITT and certain of its affiliates entered into definitive agreements relating to the acquisition by subsidiaries of the Company of ITT's 50 percent interest in MSG. The transaction closed on June 17, 1997 when MSG borrowed $799,000 under its credit facility which was used to redeem a portion of ITT's interest in MSG for $500,000 and to repay its existing indebtedness. Rainbow Media contributed its SportsChannel Associates programming company to MSG, which, together with the redemption, increased Rainbow Media's interest in MSG to 89.8% and reduced ITT's interest to 10.2%. In connection with the Fox transaction discussed below, Rainbow Media's interest in MSG was contributed to Regional Programming Partners. ITT's interest in MSG was further reduced to 7.8% as a result of the $450,000 capital contribution by Regional Programming Partners to MSG which was used by MSG to pay down outstanding debt. See "1998 Acquisitions" and "1999 Acquisitions" above for a discussion of the Company's purchase of the remaining interest in MSG. The acquisition was accounted for using the purchase method of accounting. The assets and liabilities and results of operations of MSG have been consolidated with those of the Company as of June 17, 1997. Previously, the Company's investment in MSG was accounted for using the equity method of accounting. The excess of the purchase price over the net book value of assets acquired of


                                      (70)

                         CABLEVISION SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

approximately $397,093 was allocated to the specific assets acquired based upon independent appraisals as follows:

       Property, plant and equipment............................     $ 19,687
       Affiliation and other agreements.........................       34,168
       Franchises...............................................       46,125
       Excess cost over fair value of net assets acquired.......      297,113
                                                                     --------
                                                                     $397,093
                                                                     ========

In connection with the Company and ITT's acquisition of MSG in 1995, certain liabilities relating to a long-term sports rights contract were recorded. In 1999, 1998 and 1997, approximately $23,000, $21,900 and $21,700, respectively, of this liability was amortized to reduce operating expenses in respect of those rights.

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

       Property, plant and equipment...........................   $ 4,060
       Franchises..............................................    59,923
       Excess cost over fair value of net assets acquired......    33,032
                                                                  -------
                                                                  $97,015
                                                                  =======

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

Radio City

On December 5, 1997, MSG purchased all of the membership interests in Radio City Productions, LLC ("Radio City"), the production company that operates Radio City Music Hall in New York City, for approximately $70,000 in cash. Simultaneously, Radio City entered into a 25-year lease for Radio City Music Hall. The assets and liabilities and results of operations of Radio City have been consolidated with those of the Company as of the date of acquisition. The excess of the


                                      (71)

                         CABLEVISION SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

purchase price over the net book value of assets acquired of approximately $76,200 was allocated to the specific assets acquired based upon independent appraisals as follows:

         Property, plant and equipment............................ $   1,500
         Capital lease obligation.................................   (80,000)
         Other liabilities........................................   (13,400)
         Excess cost over fair value of net assets acquired.......   168,100
                                                                   ---------
                                                                   $  76,200
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

Regional Programming Partners

In December 1997, Rainbow Media and Fox Sports Networks, LLC ("Fox") organized Regional Programming Partners (a partnership that owns MSG and interests in regional sports programming businesses previously owned by Rainbow Media) ("RPP"). In connection with the formation of RPP, affiliates of Rainbow Media indirectly contributed to RPP in consideration for the issuance of a 60% general partnership interest in RPP their ownership interests in several regional sports networks, including their interest in MSG. In consideration for the issuance of a 40% general partnership interest in RPP, Fox contributed $850,000 in cash to RPP. Thereafter, RPP made a capital contribution of approximately $450,000 to MSG which was used by MSG to repay a portion of MSG's debt. As a result of RPP's investment in MSG, RPP's interest in MSG increased from 89.8% to 92.2%. In connection with this transaction, Rainbow Media recognized a gain of approximately $305,000. See discussions above under "1998 Acquisitions" and "1999 Acquisitions" for further increases in RPP's interest in MSG.

Other

In 1998 and 1997, RPP and Rainbow Media completed the sale of an interest in a sports programming business and substantially all of the assets of a radio station. In connection with these sales, RPP and Rainbow Media recognized gains of $17,700 and $7,400, respectively.


                                      (72)

                         CABLEVISION SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

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

Included in equity in net loss of affiliates in the accompanying consolidated statements of operations for the period ended July 1, 1997 is $35,835, representing A-R Cable's net loss plus dividend requirements for the Series A Preferred Stock of A-R Cable, which was not owned by the Company. Beginning on July 2, 1997, the operations of A-R Cable have been consolidated with those of the Company.

Pro Forma Results of Operations

The following unaudited pro forma condensed results of operations are presented for the year ended December 31, 1998 as if the acquisition of the TCI Systems and the sale of assets of certain cable systems had occurred on January 1, 1998. Results of operations for acquisitions made in 1999 are not material.

                                                                 Year Ended
                                                             December 31, 1998
                                                             -----------------

                  Net revenues............................       $3,329,627
                                                                 ==========

                  Net loss................................       $ (520,968)
                                                                 ==========

                  Net loss per common share...............       $    (3.47)
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


                                      (73)

                         CABLEVISION SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

NOTE 3. NET ASSETS HELD FOR SALE

The Company had entered into definitive agreements covering the sale of certain cable television systems as of December 31, 1999 and 1998.

In December 1999, the Company entered into definitive agreements with Adelphia Communications Corporation ("Adelphia") under which the Company will sell its cable television systems in the Greater Cleveland metropolitan area to Adelphia for total cash and stock consideration of $1,530,000, subject to certain adjustments.

In January 1998, the Company, CSC Holdings and a subsidiary of TCI entered into a non-binding letter of intent for the Company to acquire certain of TCI's cable television systems in exchange for cash, stock and certain cable systems including those serving Kalamazoo, Michigan. This non-binding letter of intent is no longer in effect. In March 2000, the Company entered into an agreement to sell its cable system serving Kalamazoo, Michigan to Charter Communications, Inc. for total consideration of $172,500 in Charter Communications, Inc. common stock.

For financial reporting purposes, the assets and liabilities attributable to cable systems whose sale or transfer was pending at December 31, 1999 and 1998 have been classified in the consolidated balance sheet as net assets held for sale and are included in the telecommunications segment (see Note 15). Such net assets consist of the following:

                                                             December, 31
                                                         --------------------
                                                            1999       1998
                                                         --------   ---------
     Property, plant and equipment, net..............    $222,695   $  14,548
     Intangible assets, net..........................      73,055         215
     Other assets (including trade
          receivables, prepaid expenses, etc.).......       9,796         603
                                                         --------   ---------
     Total assets....................................     305,546      15,366
     Total liabilities...............................     (36,197)     (4,360)
                                                         --------   ---------
     Net assets......................................    $269,349   $  11,006
                                                         ========   =========

The accompanying consolidated statement of operations for the years ended December 31, 1999 and 1998 includes net revenues aggregating approximately $177,904 and $18,937, respectively, and net income (loss) aggregating approximately $(4,109) and $9,095, respectively, relating to the cable systems held for sale or transfer.


                                      (74)

                         CABLEVISION SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following assets, which are depreciated or amortized primarily on a straight-line basis over the estimated useful lives shown below:

                                                                     December 31,
                                                           -----------------------------        Estimated
                                                               1999              1998          Useful Lives
                                                           -----------       -----------       ------------
Communication transmission and distribution systems:
    Customer equipment...............................      $   600,271       $   615,867       3 to 8 years
    Headends.........................................          118,311           125,013       7 to 15 years
    Multimedia.......................................           18,732             9,075       4 years
    Central office equipment.........................          132,191            87,208       10 years
    Infrastructure...................................        2,189,863         2,189,625       5 to 12 years
    Program, service and data processing equipment...          571,773           380,350       2 to 9 years
    Microwave equipment..............................           21,881            16,947       2 to 9 years
    Construction in progress (including
      materials and supplies)........................          227,991           133,848       -
Furniture and fixtures...............................          230,742           195,660       1 to 8 years
Transportation equipment.............................          143,511           131,476       4 to 15 years
Building and building improvements...................          185,118           171,567       20 to 40 years
Leasehold improvements...............................          276,015           140,766       Term of lease
Land and land improvements...........................           47,914            45,573       -
                                                            ----------        ----------
                                                             4,764,313         4,242,975
Less accumulated depreciation and amortization.......        2,011,818         1,736,141
                                                            ----------        ----------
                                                            $2,752,495        $2,506,834
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

The $2.8 billion reducing revolving credit facility, maturing in March 2007, consisted of a $1.4 billion CSC Holdings credit facility, a $1.4 billion MFR credit facility of which $600,000 was available, and an $800,000 credit facility for the TCI Systems. While the $800,000 TCI Systems credit facility was in place, only $600,000 of the $1.4 billion MFR facility could be utilized.


                                      (75)

                         CABLEVISION SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

In July 1998, CSC Holdings' credit facility was reduced by $400,000 to $1.0 billion, and the MFR credit facility was reduced by $200,000 to $1.2 billion, which included a reduction of the TCI Systems credit facility by $100,000 to $700,000.

The TCI Systems credit facility matured on April 4, 1999 and concurrent with the transfer of the TCI Systems to CSC Holdings, which occurred on April 5, 1999, the restriction on the MFR credit facility was eliminated and the borrowings under the MFR facility increased by an amount equal to the borrowings outstanding under the TCI Systems credit facility.

The total amount of bank debt outstanding under the Credit Agreement, including amounts outstanding under a separate overdraft facility at December 31, 1999 and 1998 was $1,454,206 and $1,410,226, respectively. At December 31, 1999, $613,000 and $828,500 was outstanding under the CSC Holdings facility and the MFR credit facility, respectively. As of December 31, 1999, approximately $39,274 was restricted for certain letters of credit issued on behalf of CSC Holdings.

Unrestricted and undrawn funds available to the Restricted Group under the Credit Agreement amounted to approximately $719,226 at December 31, 1999. The Credit Agreement contains certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds available thereunder. The Credit Agreement contains various restrictive covenants, among which are the maintenance of various financial ratios and tests, and limitations on various payments, including preferred dividends and dividends on its common stock. The Company was in compliance with the covenants of its Credit Agreement at December 31, 1999.

Interest on outstanding amounts may be paid, at the option of the Company, based on the prime rate or Eurodollar rate. As of December 31, 1999, CSC Holdings had outstanding interest exchange (swap) agreements with several of its banks with a total notional value of $300,000. Swaps with an aggregate notional amount of $250,000 require CSC Holdings to pay a floating rate of interest based on LIBOR in exchange for fixed rate payments ranging from 6.125% to 6.76% and have a maturity of 18 to 31 months. The remainder of the swaps require payment of a fixed rate of interest by CSC Holdings in exchange for floating rate payments and have a maturity of 6 months. CSC Holdings enters into interest rate swap agreements to hedge against interest rate risk and accounts for these agreements as hedges whereby interest expense is recorded using the revised rate with any fees or other payments amortized as yield adjustments. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements; however, the Company does not anticipate nonperformance by the counterparties.

The weighted average interest rate on all bank indebtedness was 7.11% and 6.48% on December 31, 1999 and 1998, respectively. The Company is also obligated to pay fees from .1875% to .25% per annum on the unused loan commitment and from
 .4% to 2.0% per annum on letters of credit issued under the Credit Agreement.


                                      (76)

                         CABLEVISION SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

Unrestricted Group

Rainbow Media

Rainbow Media has a $300,000, three year credit facility with Canadian Imperial Bank of Commerce and Toronto-Dominion as co-agents and a group of banks which matures on December 31, 2000. The credit facility contains certain financial covenants that may limit Rainbow Media's ability to utilize all the undrawn funds available thereunder, including covenants requiring it to maintain certain financial ratios. The facility bears interest at varying rates above the lead bank's base or Eurodollar rate depending on the ratio of debt to borrower value, as defined in the credit agreement. The loan is secured by a pledge of the Company's stock in Rainbow Media, a pledge of all of the stock of all wholly-owned subsidiaries of Rainbow Media and is guaranteed by the subsidiaries of Rainbow Media, as permitted.

At December 31, 1999 and 1998, Rainbow Media had outstanding borrowings under its credit facility including amounts outstanding under a separate overdraft facility of $52,317 and $71,241, respectively. Undrawn funds available to Rainbow Media under the credit facility amounted to approximately $51,000 at December 31, 1999.

The weighted average interest rate on Rainbow Media's bank debt was 8.9% and 7.7% on December 31, 1999 and 1998, respectively. The credit agreement contains various restrictive covenants with which Rainbow Media was in compliance at December 31, 1999.

American Movie Classics Company

On May 12, 1999, American Movie Classics Company ("AMC"), a wholly-owned subsidiary of Rainbow Media, entered into a new $425,000 credit facility consisting of a $200,000 reducing revolving credit facility and a $225,000 amortizing term loan, both of which mature on March 31, 2006 ("AMC Credit Facility"). The amount of the available commitment under the revolver will not begin to be reduced until June 2004. Borrowings under the AMC Credit Facility bear interest at varying rates at or above the lead bank's base lending rate or above the Eurodollar rate depending on the ratio of debt to cash flow, as defined in the AMC Credit Facility. At December 31, 1999, the weighted average interest rate on bank indebtedness was 7.6%. On May 12, 1999, AMC distributed to Rainbow Media, approximately $97,000, which Rainbow Media used to repay outstanding borrowings plus interest and fees under its credit facility. As of December 31, 1999, AMC had outstanding borrowings of $309,456 (including amounts outstanding under a separate overdraft facility), leaving unrestricted funds available of $117,000.

Prior to May 12, 1999, AMC's credit facility was comprised of a $146,000 term loan and a $100,000 revolving loan ("AMC Loan Agreement"). Borrowings under the AMC Loan Agreement bore interest at varying rates above or at the lead bank's base or above the Eurodollar rate depending on the ratio of debt to cash flow, as defined in the AMC Loan Agreement. At


                                      (77)

                         CABLEVISION SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

December 31, 1998, the weighted average interest rate on bank indebtedness was 6.1%. On December 31, 1998, $128,000 was outstanding under the term loan, $64,250 was outstanding under the revolving loan and $3,290 was outstanding under a separate overdraft facility.

Substantially all of the assets of AMC, amounting to approximately $320,192 at December 31, 1999, have been pledged to secure the borrowings under the AMC Credit Facility. The AMC Credit Facility contains various restrictive covenants with which AMC was in compliance at December 31, 1999.

Madison Square Garden

MSG has a $500,000 credit facility (the "MSG Credit Facility") with a group of banks led by Chase Manhattan Bank, as agent, which expires on December 31, 2004. Loans under the MSG Credit Facility bear interest at current market rates plus a margin based upon MSG's consolidated leverage ratio. At December 31, 1999 and 1998, loans outstanding amounted to $335,000 and $310,000, respectively, and bore interest at a weighted average rate of 7.0% and 6.038%, respectively. The MSG Credit Facility contains certain financial covenants with which MSG was in compliance at December 31, 1999. The MSG Credit Facility also contains certain financial covenants that may limit MSG's ability to utilize all of the undrawn funds available thereunder.

In July 1997, a wholly-owned subsidiary of MSG borrowed $20,000 under promissory notes with various lending institutions which bear interest at LIBOR plus a margin (8.19% and 7.22% at December 31, 1999 and 1998, respectively) and mature in July 2002.

Cablevision Electronics

In February 1998, Cablevision Electronics entered into a three year $130,000 revolving credit facility maturing on February 9, 2001. Under the terms of the credit facility, the total amount of borrowings available to Cablevision Electronics is subject to an availability calculation based on a percentage of eligible inventory. The total amount outstanding under the credit agreement at December 31, 1999 and 1998 was approximately $73,817 and $44,542, respectively, and bore interest at 7.8% and 7.2%, respectively. As of December 31, 1999, $26,874 was restricted for certain letters of credit issued on behalf of Cablevision Electronics. Unrestricted and undrawn funds available amounted to $29,309 on December 31, 1999 based on the level of inventory as of that date.

Borrowings under the credit agreement are secured by Cablevision Electronics' assets. The credit agreement contains various restrictive covenants with which Cablevision Electronics was in compliance at December 31, 1999.


                                      (78)

                         CABLEVISION SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

CCG Holdings, Inc.

CCG Holdings, Inc. has a $15,000 revolving credit bank facility maturing on June 30, 2003. As of December 31, 1999, there was $9,691 outstanding under this bank facility, leaving undrawn funds available of $5,309. There were no outstanding borrowings under this bank facility as of December 31, 1998.

Senior Notes and Debentures

In July 1999, CSC Holdings issued $500,000 face amount ($497,786 amortized amount at December 31, 1999) of 8-1/8% Senior Notes due 2009. The net proceeds were used to reduce bank borrowings. The notes are not redeemable by CSC Holdings prior to maturity.

In December 1998, the Company redeemed Clearview's 10-7/8% Senior Notes for approximately $94,800 in cash. This payment included a premium of $11,200, a consent fee of $3,600 and accrued interest of $48.

In July 1998, CSC Holdings issued $500,000 principal amount of 7-1/4% Senior Notes due 2008 (the "2008 Notes") and $500,000 principal amount ($499,541 and $499,516 amortized amount at December 31, 1999 and 1998, respectively) of 7-5/8% Senior Debentures due 2018 (the "Debentures"). The Debentures were issued at a discount of $495. The 2008 Notes and Debentures are not redeemable by CSC Holdings prior to maturity.

In February 1998, CSC Holdings issued $300,000 principal amount ($296,893 and $296,721 amortized amount at December 31, 1999 and 1998, respectively) of 7-7/8% Senior Debentures due 2018 (the "2018 Debentures"). The 2018 Debentures were issued at a discount of $3,429. The 2018 Debentures are not redeemable by CSC Holdings prior to maturity.

In December 1997, CSC Holdings issued $500,000 principal amount ($499,584 and $499,532 amortized amount at December 31, 1999 and 1998, respectively) of 7-7/8% Senior Notes due 2007 (the "2007 Notes"). The 2007 Notes were issued at a discount of $525. The 2007 Notes are not redeemable by CSC Holdings prior to maturity.

In August 1997, CSC Holdings issued $400,000 principal amount ($398,798 and $398,674 amortized amount at December 31, 1999 and 1998, respectively) of 8-1/8% Senior Debentures due 2009 (the "2009 Notes"). The 2009 Notes were issued at a discount of $1,492. The 2009 Notes are not redeemable by CSC Holdings prior to maturity.

The indentures under which the senior notes and debentures were issued contain various convenants, which are generally less restrictive than those contained in the Company's Credit Agreement, with which the Company was in compliance at December 31, 1999.


                                      (79)

                         CABLEVISION SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

Subordinated Notes and Debentures

In May 1996, CSC Holdings issued $150,000 principal amount ($149,558 and $149,545 amortized amount at December 31, 1999 and 1998, respectively) of 9-7/8% Senior Subordinated Notes due 2006 (the "2006 Notes") and $250,000 principal amount of 10-1/2% Senior Subordinated Debentures due 2016 (the "2016 Debentures"). The 2006 Notes are redeemable at CSC Holdings' option, in whole or in part, on May 15, 2001, May 15, 2002 and May 15, 2003 at the redemption price of 104.938%, 103.292% and 101.646%, respectively, of the principal amount and thereafter at 100% of the aggregate principal amount, in each case together with accrued interest to the redemption date. The 2016 Debentures are redeemable at CSC Holdings' option, in whole or in part, on May 15, 2006, May 15, 2007, May 15, 2008, and May 15, 2009, at the redemption price of 105.25%, 103.938%,
102.625%, and 101.313%, respectively, of the principal amount and thereafter at 100% of the aggregate principal amount, in each case together with accrued interest to the redemption date.

In November 1995, CSC Holdings issued $300,000 principal amount of 9-1/4% Senior Subordinated Notes due 2005 (the "2005 Notes"). The 2005 Notes are redeemable at CSC Holdings' option, in whole or in part, on November 1, 2000, November 1, 2001 and November 1, 2002 at the redemption price of 104.625%, 103.1% and 101.5%, respectively, of the principal amount and thereafter at 100% of the principal amount, in each case together with accrued interest to the redemption date.

In February 1993, CSC Holdings issued $200,000 face amount ($199,180 and $199,117 amortized amount at December 31, 1999 and 1998, respectively) of its 9-7/8% Senior Subordinated Debentures due 2013 (the "2013 Debentures"). The 2013 Debentures are redeemable, at CSC Holdings' option, on February 15, 2003, February 15, 2004, February 15, 2005, and February 15, 2006 at the redemption price of 104.80%, 103.60%, 102.40%, and 101.20%, respectively, of the principal amount and thereafter at the redemption price of 100% of the principal amount, in each case together with accrued interest to the redemption date.

Also in 1993, CSC Holdings issued $150,000 face amount ($149,775 and $149,713 amortized amount at December 31, 1999 and 1998, respectively) of its 9-7/8% Senior Subordinated Debentures due 2023 (the "2023 Debentures"). The 2023 Debentures are redeemable, at CSC Holdings' option, on and after April 1, 2003 at the redemption price of 104.938% reducing ratably to 100% of the principal amount on and after April 1, 2010, in each case together with accrued interest to the redemption date.

The indentures under which the subordinated notes and debentures were issued contain various covenants, which are generally less restrictive than those contained in the Company's Credit Agreement and with which the Company was in compliance at December 31, 1999.


                                      (80)

                         CABLEVISION SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

Summary of Five Year Debt Maturities

Total amounts payable by the Company and its subsidiaries under its various debt obligations, including capital leases, during the five years subsequent to December 31, 1999 are as follows:

                               2000         $91,000
                               2001         124,000
                               2002          61,000
                               2003          54,000
                               2004         632,000

NOTE 6. PREFERRED STOCK OF CSC HOLDINGS, INC.

The following summarizes the changes in each series of CSC Holdings' preferred stock:

                                      Series I Preferred            Series M Preferred          Series H Preferred         Total
                                     Shares        Balance         Shares       Balance        Shares       Balance       Balance
                                  -----------    -----------    -----------   -----------   -----------   -----------   -----------
December 31, 1996 .............    13,800,000    $   323,331      7,157,585   $   715,759     2,895,063   $   289,506   $ 1,328,596
Dividends paid in
     additional shares ........            --             --        830,018        83,001       355,415        35,542       118,543
                                  -----------    -----------    -----------   -----------   -----------   -----------   -----------
December 31, 1997 .............    13,800,000        323,331      7,987,603       798,760     3,250,478       325,048     1,447,139
Dividends paid in
     additional shares ........            --             --        926,260        92,626       399,050        39,905       132,531
                                  -----------    -----------    -----------   -----------   -----------   -----------   -----------
December 31, 1998 .............    13,800,000        323,331      8,913,863       891,386     3,649,528       364,953     1,579,670
Dividend paid in
     additional shares ........            --             --      1,033,678       103,368       448,042        44,804       148,172
Redemption ....................   (13,800,000)      (323,331)            --            --            --            --      (323,331)
                                  -----------    -----------    -----------   -----------   -----------   -----------   -----------
December 31, 1999 .............            --    $        --      9,947,541   $   994,754     4,097,570   $   409,757   $ 1,404,511
                                  ===========    ===========    ===========   ===========   ===========   ===========   ===========

In September 1999, CSC Holdings exercised its right to redeem all of its outstanding shares of 8 1/2% Series I Cumulative Convertible Exchangeable Preferred Stock ("Series I Preferred"). The redemption occurred on November 2, 1999, at a price equal to 102.8% of the liquidation preference, plus accrued dividends. Investors held the Series I Preferred through interests in depositary shares (each of which represented a 1/10th interest in a share of the Series I Preferred) which were redeemable simultaneously. Each depositary share was convertible into approximately 1.4828 shares of the Company's Class A Common Stock. As of December 31, 1999, 13,797,625 depositary shares out of 13,800,000 depositary shares outstanding had been converted into 20,458,925 shares of the Company's Class A Common Stock, with the remaining 2,375 depositary shares being redeemed for cash. CSC Holdings paid a cash dividend on the Series I Preferred of approximately $21,898 in 1999 and $29,325 in each of 1998 and 1997.

In February 1996, CSC Holdings issued 6,500,000 depositary shares, representing 65,000 shares of 11-1/8% Series L Redeemable Exchangeable Preferred Stock (the "Series L Preferred Stock"), which were subsequently exchanged for Series M Redeemable Exchangeable Preferred Stock (the "Series M Preferred Stock") in August 1996 with terms identical to the Series L Preferred Stock.


                                      (81)

                         CABLEVISION SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

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

In September 1995, CSC Holdings issued 2,500,000 shares of its $.01 par value 11-3/4% Series H Redeemable Exchangeable Preferred Stock (the "Series H Preferred Stock") with an aggregate liquidation preference of $100 per share. CSC Holdings is required to redeem the Series H Preferred Stock on October 1, 2007 at a redemption price per share equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends thereon. Before October 1, 2000, dividends may, at the option of CSC Holdings, be paid in cash or by issuing fully paid and nonassessable shares of Series H Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends. On and after October 1, 2000, dividends must be paid in cash. The terms of the Series H Preferred Stock permit CSC Holdings, at its option, to exchange the Series H Preferred Stock for CSC Holdings' 11-3/4% Senior Subordinated Debentures due 2007 in an aggregate principal amount equal to the aggregate liquidation preference of the shares of Series H Preferred Stock.

Preferred stock dividend requirements of CSC Holdings are included in minority interests in the accompanying consolidated statements of operations.

NOTE 7. INCOME TAXES

The Company and certain of its subsidiaries file consolidated income tax returns. Effective April 1, 1997, as a result of the transaction described in
Note 2, Rainbow Media files a separate consolidated federal income tax return with its subsidiaries. At December 31, 1999, the Company had consolidated net operating loss carry forwards of approximately $1,250,000 and Rainbow Media had consolidated federal net operating loss carry forwards of approximately $570,000 expiring on various dates through 2019. As a result of a Holding Company Reorganization and the 1997 change in Rainbow Media's ownership described in
Note 2, Rainbow Media's loss carry forwards may be subject to annual limitations on deductions. The Company's net operating loss carry forwards reflect approximately $50,000 in stock expense which would result in an adjustment to paid-in capital upon realization of such net operating loss carry forward.


                                      (82)

                         CABLEVISION SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

The tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 1999 and 1998 are as follows:

                                                         1999          1998
                                                       --------      ------

    Deferred Asset (Liability)

         Depreciation and amortization............    $  (54,085)    $(182,226)
         Receivables from affiliates..............        27,476        23,406
         Benefit plans............................       120,847       108,495
         Allowance for doubtful accounts..........        10,526         7,016
         Deferred gain............................      (185,287)     (130,650)
         Benefits of tax loss carry forwards......       764,625       596,175
         Other....................................             -           (50)
                                                      ----------     ---------
             Net deferred tax assets..............       684,102       422,166
         Valuation allowance......................      (684,102)     (422,166)
                                                      ----------     ---------
                                                      $        -     $       -
                                                      ==========     =========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences or net operating loss carry forwards become deductible. Management considers scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies which can be implemented by the Company in making this assessment.

NOTE 8. OPERATING LEASES

The Company leases certain office, production, transmission, theater, event, and retail store facilities under terms of leases expiring at various dates through 2027. The leases generally provide for fixed annual rentals plus certain real estate taxes and other costs. Rent expense for the years ended December 31, 1999, 1998 and 1997 amounted to $97,300, $83,003 and $26,773, respectively.

In addition, the Company rents space on utility poles for its operations. The Company's pole rental agreements are for varying terms, and management anticipates renewals as they expire. Pole rental expense for the years ended December 31, 1999, 1998 and 1997 amounted to approximately $13,081, $12,490 and $10,737, respectively.

The minimum future annual rentals for all operating leases during the next five years, including pole rentals from January 1, 2000 through December 31, 2004, and thereafter, at rates now in force


                                      (83)

                         CABLEVISION SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

are approximately: 2000, $99,835; 2001, $95,902; 2002, $93,872; 2003, $91,645;
2004, $89,105; thereafter, $664,104.

NOTE 9. AFFILIATE TRANSACTIONS

The Company purchases services from certain cable television programming and advertising companies, in which Rainbow Media directly or indirectly held varying ownership interests during the three years ended December 31, 1999. Costs incurred by the Company for programming and advertising services provided by these non-consolidated affiliates and included in operating expense for the years ended December 31, 1999, 1998 and 1997 amounted to approximately $4,691, $2,942 and $16,581, respectively. At December 31, 1999 and 1998 amounts due to certain of these affiliates, primarily for programming services provided to the Company, aggregated $1,391 and $3,644, respectively, and are included in accounts payable. At December 31, 1999 and 1998, amounts due from certain of these programming and advertising affiliates aggregated $801 and $13,075, respectively, and are included in advances to affiliates.

The Company's equity in the net income (losses) of these affiliates was approximately $(11,318), $(31,851) and $10,672 in 1999, 1998 and 1997,
respectively. At December 31, 1999, the Company's investment in these programming and advertising companies amounted to approximately $46,420. At December 31, 1998, the Company's net deficit investment in these programming and advertising companies amounted to approximately $338.

During 1999, 1998 and 1997, the Company provided programming services to or incurred costs on behalf of other affiliates engaged in providing cable television, cable television programming, and related services. Amounts due from these affiliates amounted to $16,518 and $310 at December 31, 1999 and 1998, respectively and are included in advances to affiliates.

In 1992, the Company acquired from Mr. Dolan substantially all of the interests in Cablevision of New York City ("CNYC") that it did not previously own. Mr. Dolan remained a 1% partner in CNYC and was entitled to certain preferential payments. The total amount owed to Mr. Dolan at December 31, 1997 amounted to approximately $197,183. In 1998, the Company paid all amounts due Mr. Dolan.

In October 1997, the Company entered into an agreement with At Home Corporation ("@Home") and certain of its shareholders, pursuant to which the Company agreed to enter into agreements for the distribution of the @Home service over certain of the Company's cable television systems on the same terms and conditions as @Home's founding partners, TCI, Comcast Corporation and Cox Communications, Inc. The Company received a warrant to purchase 15,751,568 shares of @Home's Series A Common Stock at an exercise price of $.25 per share. Additionally, in 1998 a warrant to purchase 4,711,028 shares of @Home's Series A Common Stock at $.25 per share was received in connection with the acquisition of the TCI Systems (see Note 2). The @Home network distributes high-speed interactive services to residences and businesses using its own network


                                      (84)

                         CABLEVISION SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

architecture and a variety of transport options, including the cable industry's hybrid fiber coaxial infrastructure.

The aggregate fair market value of the warrants received of $248,134, as determined by independent appraisals, has been recorded in investments in affiliates in the accompanying consolidated balance sheets. The difference between the appraised value of the warrants and the price paid has been recorded as deferred revenue and is being amortized to income over the period which the Company is obligated to provide the necessary services to @Home. In 1999 and 1998, the Company recorded $50,136 and $35,821, respectively, of revenue relating to this transaction.

In August 1996, the Company entered into an agreement with NorthCoast Operating Co., Inc. ("NorthCoast") and certain of its affiliates, to form a limited liability company (the "LLC") to participate in the auctions conducted by the Federal Communications Commission ("FCC") for certain licenses to conduct a personal communications service ("PCS") business. The Company has contributed an aggregate of approximately $50,100 to the LLC (either directly or through a loan to NorthCoast) and holds a 49.9% interest in the LLC and certain preferential distribution rights. The Company recorded a loss of $7,916 and $5,517 in 1999 and 1998, respectively, representing its share of the losses of the LLC. NorthCoast is a Delaware corporation controlled by John Dolan. John Dolan is a nephew of Charles F. Dolan and a cousin of James L. Dolan.

In 1996, Rainbow Media invested in a joint venture formed with a subsidiary of Loral Space and Communications, Ltd. for the purpose of exploiting certain direct broadcast satellite ("DBS") frequencies. Rainbow Media also contributed to the joint venture its interest in certain agreements with the licensee of such frequencies. Rainbow Media's investment amounted to $386 and $14,913 at December 31, 1999 and 1998, respectively. In 1999, based upon its then current business plans, the Company determined that it could no longer recover its investment in the joint venture and wrote down its investment by $15,100.

NOTE 10. BENEFIT PLANS

Effective January 1, 1998, the Company established a Cash Balance Retirement Plan (the "Retirement Plan"), which replaced the Company's former money purchase pension plan for the benefit of employees other than those of MSG, The WIZ and CCG Holdings, Inc. Under the Retirement Plan, the Company will credit a certain percentage of eligible base pay into an account established for each participant which will earn a market based rate of return annually. Net periodic pension cost for the years ended December 31, 1999 and 1998 amounted to $6,218 and $5,555, respectively. At December 31, 1999 and 1998, the accumulated benefit obligation amounted to $11,309 and $5,312, respectively.

The Company also maintains a 401(k) savings plan, pursuant to which an employee can contribute a percentage of eligible annual compensation, as defined. The Company also makes matching contributions for a portion of employee contributions to the 401(k) savings plan.


                                      (85)

                         CABLEVISION SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

The cost associated with the money purchase pension plan and the 401(k) savings plan was approximately $6,102, $4,492 and $7,445 for the years ended December 31, 1999, 1998 and 1997, respectively.

The Company maintains the CSSC Supplemental Benefit Plan (the "Supplemental Plan") for the benefit of certain officers and employees of the Company. As part of the Supplemental Plan, the Company established a nonqualified defined benefit pension plan, which provides that, upon attaining normal retirement age, a participant will receive a benefit equal to a specified percentage of the participant's average compensation, as defined. All participants are 100% vested in the Supplemental Plan. Net periodic pension cost for the years ended December 31, 1999, 1998 and 1997 was negligible. At December 31, 1999 and 1998, the fair value of Supplemental Plan assets exceeded the projected benefit obligation by approximately $3,071 and $2,688, respectively.

MSG sponsors several non-contributory pension plans covering MSG's employees. Benefits payable to retirees under these plans are based upon years of service and participant's compensation and are funded through trusts established under the plans. Plan assets are invested primarily in common stocks, bonds, United States government securities and cash. At December 31, 1999 and 1998, the accrued benefit cost amounted to $10,796 and $8,883, respectively, and for the years ended December 31, 1999, 1998 and 1997, net periodic pension cost amounted to $2,611, $2,254 and $1,613, respectively.

MSG also sponsors a welfare plan which provides certain postretirement health care and life insurance benefits to certain employees and their dependents who are eligible for early or normal retirement under MSG's retirement plan. The welfare plan is insured through a managed care provider and MSG funds these benefits with premium payments. For the years ended December 31, 1999, 1998 and 1997, the periodic postretirement benefit cost amounted to $204, $84 and $133, respectively, and the accrued benefit cost amounted to $6,154 and $6,087, respectively.

NOTE 11. STOCK BENEFIT PLANS

The Company has an Employee Stock Plan (the "Stock Plan") under which the Company is authorized to issue a maximum of 14,000,000 shares. Pursuant to its terms, no awards could be granted under the Stock Plan after December 5, 1995. Under the Stock Plan, the Company granted incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, stock grants and stock bonus awards. The exercise price of stock options could not be less than the fair market value per share of Class A Common Stock on the date the option was granted and the options could expire no longer than ten years from date of grant. Stock appreciation rights permit the employee to elect to receive payment in cash, either in lieu of the right to exercise such option or in addition to the stock received upon the exercise of such option, in an amount equal to the difference between the fair market value of the stock as of the date the right is exercised, and the exercise price.


                                      (86)

                         CABLEVISION SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

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

During 1999, the Company granted options under the 1996 Plan to purchase 3,108,561 shares of Class A Common Stock and stock appreciation rights related to 1,512,449 shares under option. The options and related stock appreciation rights are exercisable at various prices ranging from $67.50 to $76.31 per share and vest in 33 1/3% annual increments beginning one year from the date of grant.

During 1998, the Company granted options under the 1996 Plan to purchase 2,265,500 shares of Class A Common Stock and stock appreciation rights related to 2,265,500 shares under option. The options and related stock appreciation rights are exercisable at various prices ranging from $27.63 to $43.50 per share and vest in 33 1/3% annual increments beginning one year from the date of grant.

During 1997, the Company granted options under the 1996 Plan to purchase 2,230,888 shares of Class A Common Stock and stock appreciation rights related to 2,210,288 shares under option. The options and related stock appreciation rights are exercisable at prices of $7.13 and $7.88 per share and vest in either 25% or 33 1/3% annual increments beginning one year from the date of the grant or the beginning of 1997.

As a result of stock awards, bonus awards, stock appreciation rights and the expensing of the cash payment made for certain executive stock options, the Company recorded expense of approximately $255,789, $146,179 and $64,361 in 1999, 1998 and 1997, respectively. These amounts reflect vesting schedules for applicable grants as well as fluctuations in the market price of the Company's Class A Common Stock.

The Company applies APB 25 and related interpretations in accounting for its stock option plans. Had compensation cost been recognized consistent with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), for options granted in 1995 through 1999, the Company's net loss would have increased by $45,607, $16,151 and $7,323 in 1999, 1998 and 1997, respectively. Pro forma net loss per share would have been $(5.41), $(3.27) and $(.20) for the years ended December 31, 1999, 1998 and 1997, respectively.


                                      (87)

                         CABLEVISION SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

The per share weighted average value of stock options issued by the Company during 1999, 1998 and 1997, as determined by the Black-Scholes option pricing model, was $35.27, $14.25 and $3.32, respectively, on the date of grant. In these years, the Company assumed no declaration of dividends and an expected life of five years in determining the value of stock options granted. In addition, the calculations assumed a risk free interest rate of approximately 6.3%, 5.0% and 5.9% and expected volatility of 49.7%, 52.8% and 43.5% in 1999,
1998 and 1997, respectively.

Stock transactions under the Stock Plan and the 1996 Plan are as follows:

                                     Shares            Stock
                                      Under        Appreciation       Stock       Available         Option
                                     Option           Rights          Awards      For Grant       Price Range
                                     ------           ------          ------      ---------       -----------
Balance, December 31, 1996          5,492,616       5,624,016         615,650      3,477,770     $3.63-$13.04

   Granted                          2,230,888       2,210,288               -     (2,230,888)    $7.13-$7.88
   Exercised/issued                  (950,924)     (1,245,160)              -              -     $5.32-$13.03
   Cancelled-Stock Plan              (964,356)       (948,024)        (31,196)             -     $5.32-$13.03
   Cancelled-1996 Plan               (300,676)       (300,176)        (45,452)       346,128     $7.13-$12.38
                                  -----------     -----------      ----------    -----------

Balance, December 31, 1997          5,507,548       5,340,944         539,002      1,593,010     $5.32-$13.03

   1996 Plan amendment                      -               -               -      7,000,000
   Granted                          2,265,500       2,265,500               -     (2,265,500)    $27.63-$43.50
   Exercised/issued                (1,263,220)     (1,164,932)       (221,852)             -     $6.13-$30.16
   Cancelled-Stock Plan                (6,604)         (6,604)         (6,840)             -     $6.91-$13.03
   Cancelled-1996 Plan               (345,364)       (345,360)        (32,060)       377,424     $7.13-$12.38
                                  -----------     -----------      ----------    -----------

Balance, December 31, 1998          6,157,860       6,089,548         278,250      6,704,934     $6.13-$43.50

   Granted                          3,108,561       1,512,449           9,180     (3,117,741)    $67.50-$76.31
   Exercised/issued                (1,174,609)     (1,740,534)              -              -     $6.13-$42.88
   Cancelled-Stock Plan               (22,852)        (28,400)              -              -     $6.13-$42.88
   Cancelled-1996 Plan               (609,301)       (812,535)        (28,538)       637,839     $7.13-$12.38
                                  -----------     -----------      ----------    -----------

Balance, December 31, 1999          7,459,659       5,020,528         258,892      4,225,032     $6.13-$76.31
                                  ===========     ===========      ==========    ===========


                                      (88)

                         CABLEVISION SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 1999:

                                           Options Outstanding                           Options Exercisable
                           -------------------------------------------------        -----------------------------
                                                 Weighted         Weighted                              Weighted
                                                  Average          Average                               Average
    Ranges of                                    Remaining         Exercise                              Exercise
Exercise Prices             Shares             Life in Years         Price            Shares              Price
-----------------------------------------------------------------------------------------------------------------
$  6.13 - 7.63             1,576,058               6.9             $  7.10           1,576,058           $  7.10
   7.64 - 15.26              910,538               5.7               11.42             685,013             11.37
  15.27 - 22.89                4,667               8.1               22.47               2,833             22.47
  22.90 - 30.53            1,983,562               8.3               27.49             693,968             27.41
  30.54 - 38.16               40,000               8.2               33.73              40,000             33.73
  38.17 - 45.79              116,001               8.1               41.54              34,674             41.56
  61.05 - 68.68            2,266,000               8.9               67.47             208,333             67.40
  68.69 - 76.31              562,833               5.9               75.44             261,500             76.31

At December 31, 1999, options for 7,459,659 shares were outstanding with a weighted average exercise price of $37.23 and a weighted average remaining life of 7.6 years. At December 31, 1999, options for 3,502,379 shares were exercisable with a weighted average exercise price of $21.37.

NOTE 12. COMMITMENTS AND CONTINGENCIES

The Company, through Rainbow Media, has entered into several contracts, including rights agreements, with professional sports teams and others relating to cable television programming. In addition, Rainbow Media, through MSG, has employment agreements with both players and coaches of its professional sports teams. Certain of these contracts, which provide for payments that are guaranteed regardless of employee injury or termination, are covered by disability insurance if certain conditions are met. Future cash payments required under these contracts as of December 31, 1999 are as follows:

                             2000             $271,398
                             2001              217,300
                             2002              172,800
                             2003              136,164
                             2004              109,968
                       Thereafter            1,020,554
                                            ----------
                            Total           $1,928,184
                                            ==========

The Company and its cable television affiliates have an affiliation agreement with a program supplier whereby the Company is obligated to make base rate annual payments, as defined and subject to certain adjustments pursuant to the agreement, through 2004. The Company would be contingently liable for the base rate annual payments, based on subscriber usage, of approximately


                                      (89)

                         CABLEVISION SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

$13,335 in 2000 and for the years 2001 through 2004 such payments would increase by percentage increases in the Consumer Price Index, or five percent, whichever is less, over the prior year's base rate annual payment.

NOTE 13. OTHER MATTERS

The Company is party to various lawsuits, some involving substantial amounts. Management does not believe that the resolution of these lawsuits will have a material adverse impact on the financial position of the Company.

NOTE 14. DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and Cash Equivalents, Accounts Receivable Trade, Notes and Other Receivables, Prepaid Expenses and Other Assets, Advances to Affiliates, Accounts Payable and Accrued Liabilities.

The carrying amount approximates fair value due to the short maturity of these instruments.

At Home Warrants

The fair value of the At Home warrants is based upon the quoted market price of the underlying securities.

Bank Debt, Senior Notes and Debentures, Subordinated Notes and Debentures and Redeemable Exchangeable Preferred Stock of CSC Holdings

The fair values of each of the Company's long-term debt instruments and redeemable preferred stock of CSC Holdings are based on quoted market prices for the same or similar issues or on the current rates offered to the Company for instruments of the same remaining maturities.

Interest Rate Swap Agreements

The fair values of interest rate swap and cap agreements are obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate agreements, taking into consideration current interest rates and the current creditworthiness of the counterparties.


                                      (90)

                         CABLEVISION SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

The fair value of the Company's financial instruments are summarized as follows:

                                                          December 31, 1999
                                                     ---------------------------
                                                      Carrying         Estimated
                                                       Amount         Fair Value

At Home warrants .............................       $  248,134       $  867,103
                                                     ==========       ==========

Long term debt instruments:
  Bank debt ..................................       $2,254,487       $2,254,487
  Senior notes and debentures ................        2,692,602        2,608,845
  Subordinated notes and debentures ..........        1,048,513        1,102,500
  Redeemable exchangeable preferred
     stock of CSC Holdings ...................        1,404,511        1,539,173
                                                     ----------       ----------
                                                     $7,400,113       $7,505,005
                                                     ==========       ==========
Interest rate swap agreements:
  In a net payable position ..................       $       --       $    3,265
                                                     ==========       ==========

                                                          December 31, 1998
                                                     ---------------------------
                                                      Carrying         Estimated
                                                       Amount         Fair Value

At Home warrants .............................       $  248,134       $  755,479
                                                     ==========       ==========

Long term debt instruments:
  Bank debt ..................................       $2,051,549       $2,051,549
  Senior notes and debentures ................        2,194,443        2,271,340
  Subordinated notes and debentures ..........        1,048,375        1,168,375
  Redeemable exchangeable preferred
     stock of CSC Holdings ...................        1,256,339        1,417,241
                                                     ----------       ----------
                                                     $6,550,706       $6,908,505
                                                     ==========       ==========
Interest rate swap agreements:
  In a net payable position ..................       $       --       $    4,116
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

NOTE 15. SEGMENT INFORMATION

The Company classifies its business interests into three segments:
Telecommunication Services, consisting principally of its cable television, telephone and modem services operations; Rainbow Media, consisting principally of interests in cable television programming networks and MSG,


                                      (91)

                         CABLEVISION SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

which owns and operates professional sports teams, regional cable television networks, live productions and entertainment venues; and Retail Electronics, which represents the operations of Cablevision Electronics' retail electronics stores.

The Company's reportable segments are strategic business units that are managed separately. The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income (loss) before depreciation and amortization, incentive stock plan expense and the costs of year 2000 remediation). The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at fair value as if the sales were to third parties. Information as to the operations of the Company's business segments is set forth below.

                                              Years Ended December 31,
                                    -------------------------------------------
                                       1999            1998            1997
                                    -----------     -----------     -----------
Revenues

Telecommunication Services .....    $ 2,151,308     $ 1,886,190     $ 1,364,264
Rainbow Media ..................      1,234,113       1,007,639         637,648
Retail Electronics .............        603,294         464,388              --
All Other ......................         85,529           6,614           1,707
Intersegment eliminations ......       (131,259)        (99,688)        (54,261)
                                    -----------     -----------     -----------
           Total ...............    $ 3,942,985     $ 3,265,143     $ 1,949,358
                                    ===========     ===========     ===========

                                                     Years Ended December 31,
                                           -----------------------------------------
                                               1999           1998           1997
                                           -----------    -----------    -----------
Adjusted Operating Cash Flow (unaudited)
Telecommunication Services .............   $   916,233    $   762,823    $   545,927
Rainbow Media ..........................       190,646        135,259        101,122
Retail Electronics .....................       (37,934)       (19,737)            --
All Other ..............................       (51,996)        (1,783)        (1,704)
                                           -----------    -----------    -----------
           Total .......................   $ 1,016,949    $   876,562    $   645,345
                                           ===========    ===========    ===========

                                                  Years Ended December 31,
                                          -----------------------------------------
                                              1999           1998           1997
                                          -----------    -----------    -----------
Assets

Telecommunication Services ............   $ 4,490,364    $ 4,411,194    $ 2,927,640
Rainbow Media .........................     2,682,235      2,720,127      2,838,987
Retail Electronics ....................       220,898        199,194             --
Other .................................       274,003        253,564         10,270
Corporate and intersegment eliminations      (537,192)      (523,017)      (162,109)
                                          -----------    -----------    -----------
           Total ......................   $ 7,130,308    $ 7,061,062    $ 5,614,788
                                          ===========    ===========    ===========


                                      (92)

                         CABLEVISION SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:

                                                                       Years Ended December 31,
                                                             -----------------------------------------
                                                                1999           1998           1997
                                                             -----------    -----------    -----------
Revenues
Total revenue for reportable segments ....................   $ 3,988,715    $ 3,358,217    $ 2,001,912
Other revenue and intersegment eliminations ..............       (45,730)       (93,074)       (52,554)
                                                             -----------    -----------    -----------
       Total consolidated revenue ........................   $ 3,942,985    $ 3,265,143    $ 1,949,358
                                                             ===========    ===========    ===========

Adjusted Operating Cash Flow to Net Loss
Total adjusted operating cash flow for reportable
       segments (unaudited) ..............................     1,068,945        878,345        647,049
Other adjusted operating cash flow deficit (unaudited) ...       (51,996)        (1,783)        (1,704)
Items excluded from adjusted operating cash flow
       Depreciation and amortization .....................      (893,797)      (734,107)      (499,809)
       Incentive stock plan expense ......................      (255,789)      (146,179)       (64,361)
       Year 2000 remediation .............................       (41,477)        (7,593)            --
       Interest expense ..................................      (470,549)      (426,402)      (368,700)
       Interest income ...................................         4,809         24,028          5,492
       Equity in net loss of affiliates ..................       (19,234)       (37,368)       (27,165)
       Gain on sale of programming interests and cable
            assets, net ..................................            --        170,912        372,053
       Gain on redemption of subsidiary preferred stock ..            --             --        181,738
       Write off of deferred interest and financing costs         (4,425)       (23,482)       (24,547)
       Provision for preferential payment to related party            --           (980)       (10,083)
       Minority interests ................................      (120,524)      (124,677)      (209,461)
       Miscellaneous, net ................................       (16,570)       (19,218)       (12,606)
                                                             -----------    -----------    -----------
                 Net loss ................................   $  (800,607)   $  (448,504)   $   (12,104)
                                                             ===========    ===========    ===========

Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States.

The Company does not have a single external customer which represents 10 percent or more of its consolidated revenues.


                                      (93)

CABLEVISION SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(continued)

NOTE 16. INTERIM FINANCIAL INFORMATION (Unaudited)

The following is a summary of selected quarterly financial data for the years ended December 31, 1999 and 1998.

                                          MARCH 31,                      JUNE 30,                    SEPTEMBER 30,
                                 --------------------------    --------------------------    --------------------------
                                     1999           1998           1999           1998           1999           1998
                                 -----------    -----------    -----------    -----------    -----------    -----------
Revenues .....................   $   933,708    $   675,728    $   946,309    $   805,190    $   902,310    $   806,871
Operating expenses ...........     1,040,755        686,888        954,580        785,935        922,674        790,822
                                 -----------    -----------    -----------    -----------    -----------    -----------
Operating profit (loss) ......   $  (107,047)   $   (11,160)   $    (8,271)   $    19,255    $   (20,364)   $    16,049
                                 ===========    ===========    ===========    ===========    ===========    ===========

Net loss .....................   $  (238,647)   $   (27,204)   $  (167,847)   $  (122,951)   $  (178,063)   $  (113,614)
                                 ===========    ===========    ===========    ===========    ===========    ===========

Basic and diluted
   net loss per
   common share..............    $     (1.57)   $      (.23)   $     (1.10)   $      (.82)   $     (1.17)   $      (.75)
                                 ===========    ===========    ===========    ===========    ===========    ===========

                                       DECEMBER 31,                       TOTAL
                                     --------------------------    --------------------------
                                         1999           1998           1999           1998
                                     -----------    -----------    -----------    -----------
Revenues .....................       $ 1,160,658    $   977,354    $ 3,942,985    $ 3,265,143
Operating expenses ...........         1,199,090      1,012,815      4,117,099      3,276,460
                                     -----------    -----------    -----------    -----------
Operating profit (loss) ......       $   (38,432)   $   (35,461)   $  (174,114)   $   (11,317)
                                     ===========    ===========    ===========    ===========

Net loss .....................       $  (216,050)   $  (184,735)   $  (800,607)   $  (448,504)
                                     ===========    ===========    ===========    ===========

Basic and diluted
   net loss per
   common share...............       $     (1.27)   $     (1.22)   $     (5.12)   $     (3.16)
                                     ===========    ===========    ===========    ===========


                                      (94)

                          INDEPENDENT AUDITORS' REPORT

The Stockholder
CSC Holdings, Inc.

We have audited the accompanying consolidated balance sheets of CSC Holdings, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholder's deficiency and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule listed in Item 14(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSC Holdings, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                                        KPMG LLP


Melville, New York
March 13, 2000


                                      (95)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998
                             (Dollars in thousands)

           ASSETS                                             1999         1998
                                                          ----------   ----------
Cash and cash equivalents .............................   $   62,665   $  173,826

Accounts receivable trade (less allowance for
   doubtful accounts of $35,357 and $34,377) ..........      226,304      197,726

Notes and other receivables ...........................      129,596      188,455

Inventory, prepaid expenses and other assets ..........      219,487      206,073

Property, plant and equipment, net ....................    2,752,495    2,506,834

Investments in affiliates .............................      306,557      276,231

Advances to affiliates ................................       46,685       36,927

Feature film inventory ................................      335,826      293,310

Net assets held for sale ..............................      269,349       11,006

Franchises, net of accumulated amortization of
   $703,237 and $640,735 ..............................      651,777      850,653

Affiliation and other agreements, net of accumulated
   amortization of $244,249 and $181,928 ..............      173,250      206,456

Excess costs over fair value of net assets acquired
   and other intangible assets, net of accumulated
   amortization of $727,134 and $775,557 ..............    1,816,030    2,003,128

Deferred financing, acquisition and other costs, net of
   accumulated amortization of $51,063 and $41,882 ....      140,287      110,400
                                                          ----------   ----------
                                                          $7,130,308   $7,061,025
                                                          ==========   ==========

                            See accompanying notes to
                       consolidated financial statements.


                                      (96)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998
                (Dollars in thousands, except per share amounts)

                                                                                     1999           1998
                                                                                 -----------    -----------
           LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Accounts payable .............................................................   $   423,158    $   423,039
Accrued liabilities:
     Interest ................................................................       117,854         88,798
     Employee related costs ..................................................       463,925        330,700
     Other ...................................................................       466,820        464,343
Feature film and contract obligations ........................................       371,126        373,722
Deferred revenue .............................................................       274,043        334,213
Bank debt ....................................................................     2,254,487      2,051,549
Senior notes and debentures ..................................................     2,692,602      2,194,443
Subordinated notes and debentures ............................................     1,048,513      1,048,375
Capital lease obligations and other debt .....................................        99,099         63,241
                                                                                 -----------    -----------
     Total liabilities .......................................................     8,211,627      7,372,423
                                                                                 -----------    -----------

Minority interests ...........................................................       592,583        719,007
                                                                                 -----------    -----------

Series H Redeemable Exchangeable Preferred Stock .............................       409,757        364,953
                                                                                 -----------    -----------

Series M Redeemable Exchangeable Preferred Stock .............................       994,754        891,386
                                                                                 -----------    -----------

Commitments and contingencies

Stockholder's deficiency:
     Series A Cumulative Convertible Preferred Stock,
          200,000 shares authorized, none issued .............................            --             --
     Series B Cumulative Convertible Preferred Stock,
          200,000 shares authorized, none issued .............................            --             --
     8% Series D Cumulative Preferred Stock, $.01 par value,
          112,500 shares authorized, none issued ($100 per
          share liquidation preference) ......................................            --             --
     8-1/2% Series I Cumulative Convertible Exchangeable Preferred Stock, $.01
          par value, 1,380,000 shares authorized, 0 and 1,380,000
          shares issued ($250 per share liquidation preference) ..............            --             14
     Common Stock, $.01 par value, 10,000,000 shares authorized,
          1,000 shares issued ................................................             1              1
     Paid-in capital .........................................................       763,947        754,995
     Accumulated deficit .....................................................    (3,842,361)    (3,041,754)
                                                                                 -----------    -----------
     Total stockholder's deficiency ..........................................    (3,078,413)    (2,286,744)
                                                                                 -----------    -----------
                                                                                 $ 7,130,308    $ 7,061,025
                                                                                 ===========    ===========

                             See accompanying notes
                      to consolidated financial statements.


                                      (97)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                (Dollars in thousands, except per share amounts)

                                                                             1999           1998           1997
                                                                          -----------    -----------    -----------
Revenues, net (including retail electronics sales of
   $603,294, $464,388 and $-0-) .......................................   $ 3,942,985    $ 3,265,143    $ 1,949,358
                                                                          -----------    -----------    -----------

Operating expenses:

   Technical and operating ............................................     1,535,423      1,268,786        853,800
   Retail electronics cost of sales ...................................       484,760        367,102             --
   Selling, general and administrative ................................     1,203,119        906,465        514,574
   Depreciation and amortization ......................................       893,797        734,107        499,809
                                                                          -----------    -----------    -----------
                                                                            4,117,099      3,276,460      1,868,183
                                                                          -----------    -----------    -----------

Operating profit (loss) ...............................................      (174,114)       (11,317)        81,175
                                                                          -----------    -----------    -----------

Other income (expense):
   Interest expense ...................................................      (470,549)      (426,402)      (368,700)
   Interest income ....................................................         4,809         24,028          5,492
   Equity in net loss of affiliates ...................................       (19,234)       (37,368)       (27,165)
   Gain on sale of programming interests and cable assets, net ........            --        170,912        372,053
   Gain on redemption of subsidiary preferred stock ...................            --             --        181,738
   Write off of deferred interest and financing costs .................        (4,425)       (23,482)       (24,547)
   Provision for preferential payment to related party ................            --           (980)       (10,083)
   Minority interests .................................................        49,563         37,195        (60,694)
   Miscellaneous, net .................................................       (16,570)       (19,218)       (12,606)
                                                                          -----------    -----------    -----------
                                                                             (456,406)      (275,315)        55,488
                                                                          -----------    -----------    -----------

Net income (loss) .....................................................      (630,520)      (286,632)       136,663

Dividend requirements applicable to preferred stock ...................      (170,087)      (161,872)      (148,767)
                                                                          -----------    -----------    -----------

Net loss applicable to common shareholder .............................   $  (800,607)   $  (448,504)   $   (12,104)
                                                                          ===========    ===========    ===========

Basic and diluted net loss per common share...........................    $        --    $        --    $      (.12)
                                                                          ===========    ===========    ===========

Average number of common shares outstanding (in thousands) ............            --             --         99,608
                                                                          ===========    ===========    ===========

                             See accompanying notes
                      to consolidated financial statements.


                                      (98)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIENCY
                  Years Ended December 31, 1999, 1998 and 1997
                             (Dollars in thousands)

                                       Series C      Series I                      Class A        Class B
                                      Preferred      Preferred       Common        Common         Common         Paid-in
                                        Stock          Stock          Stock         Stock          Stock         Capital
                                     -----------    -----------    -----------   -----------    -----------    -----------
Balance December 31, 1996 ........   $         1    $        14    $        --   $       544    $       452    $   163,791

  Net income .....................            --             --             --            --             --             --
  Employee stock transactions ....            --             --             --             8             --          7,608
  Conversion of Class B to Class A            --             --             --             8             (8)            --
  Preferred dividend requirements
                                              --             --             --            --             --             --
                                     -----------    -----------    -----------   -----------    -----------    -----------

Balance December 31, 1997 ........             1             14             --           560            444        171,399

  Net loss .......................            --             --             --            --             --             --
  Contribution of assets by Parent            --             --             --            --             --        584,708
  Employee stock transactions ....            --             --             --            --             --          2,444
  Redemption of preferred stock ..            (1)            --             --            --             --         (9,408)
  Dividend payment to Parent .....            --             --             --            --             --             --
  Issuance of stock ..............            --             --             --            --             --          4,849
  Common stock conversion ........            --             --              1          (560)          (444)         1,003
  Preferred dividend requirements
                                              --             --             --            --             --             --
                                     -----------    -----------    -----------   -----------    -----------    -----------

Balance December 31, 1998 ........            --             14              1            --             --        754,995

  Net loss .......................            --             --             --            --             --             --
  Conversion of Series I Preferred
      Stock to Parent Class A ....            --            (14)            --            --             --             14
  Contribution of assets by Parent            --             --             --            --             --          8,938
  Preferred dividend requirements             --             --             --            --             --             --
                                     -----------    -----------    -----------   -----------    -----------    -----------

Balance December 31, 1999 ........   $        --    $        --    $         1   $        --    $        --    $   763,947
                                     ===========    ===========    ===========   ===========    ===========    ===========


                                      Accumulated
                                        Deficit         Total
                                      -----------    -----------
Balance December 31, 1996 ........    $(2,539,087)   $(2,374,285)

  Net income .....................        136,663        136,663
  Employee stock transactions ....             --          7,616
  Conversion of Class B to Class A             --             --
  Preferred dividend requirements
                                         (148,767)      (148,767)
                                      -----------    -----------

Balance December 31, 1997 ........     (2,551,191)    (2,378,773)

  Net loss .......................       (286,632)      (286,632)
  Contribution of assets by Parent             --        584,708
  Employee stock transactions ....             --          2,444
  Redemption of preferred stock ..             --         (9,409)
  Dividend payment to Parent .....        (42,059)       (42,059)
  Issuance of stock ..............             --          4,849
  Common stock conversion ........             --             --
  Preferred dividend requirements
                                         (161,872)      (161,872)
                                      -----------    -----------

Balance December 31, 1998 ........    $(3,041,754)   $(2,286,744)

  Net loss .......................       (630,520)      (630,520)
  Conversion of Series I Preferred
      Stock to Parent Class A ....             --             --
  Contribution of assets by Parent             --          8,938
  Preferred dividend requirements        (170,087)      (170,087)
                                      -----------    -----------

Balance December 31, 1999 ........    $(3,842,361)   $(3,078,413)
                                      ===========    ===========

                             See accompanying notes
                      to consolidated financial statements.


                                      (99)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 and 1997
                             (Dollars in thousands)

                                                                                      1999           1998           1997
                                                                                  -----------    -----------    -----------
Cash flows from operating activities:

   Net income (loss) ..........................................................   $  (630,520)   $  (286,632)   $   136,663
                                                                                  -----------    -----------    -----------

   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization ........................................       893,797        734,107        499,809
         Equity in net loss of affiliates .....................................        19,234         37,368         27,165
         Minority interests ...................................................       (49,563)       (37,195)        60,694
         Gain on sale of programming interests and cable assets, net ..........            --       (170,912)      (372,053)
         Gain on sale of investments ..........................................       (10,861)            --             --
         Write off of investment in affiliate .................................        15,100             --             --
         Write off of deferred interest and financing costs ...................         4,425         23,482         24,547
         Gain on redemption of subsidiary preferred stock .....................            --             --       (181,738)
         (Gain) loss on sale of equipment, net ................................         9,811           (604)         5,325
         Amortization of deferred financing and debenture discount ............         9,407          8,532          7,707
     Change in assets and liabilities, net of effects of acquisitions and dispositions:
               Accounts receivable trade ......................................       (31,419)        19,007        (34,268)
               Notes and other receivables ....................................        33,961        (94,164)       (67,683)
               Inventory, prepaid expenses and other assets ...................       (23,243)       (51,425)         1,232
               Advances to affiliates .........................................       (10,400)       (21,664)          (528)
               Feature film inventory .........................................       (42,516)      (112,734)        (8,269)
               Other deferred costs ...........................................           955         11,689             --
               Accounts payable ...............................................        15,306        133,891         50,667
               Accrued liabilities ............................................       167,268        172,910         91,497
               Feature film and contract obligations ..........................        (2,596)        81,376           (258)
               Deferred revenue ...............................................       (60,170)       (18,268)        37,664
               Minority interests .............................................         1,094           (961)        (6,486)
                                                                                  -----------    -----------    -----------

     Net cash provided by operating activities ................................       309,070        427,803        271,687
                                                                                  -----------    -----------    -----------

Cash flows from investing activities:
   Capital expenditures .......................................................      (871,166)      (561,642)      (457,590)
   Payments for acquisitions, net of cash acquired ............................      (117,660)      (264,287)      (747,134)
   Net proceeds from sale of programming interests and cable assets ...........            --        446,284        945,534
   Proceeds from sale of equipment ............................................         1,467          8,817          1,930
   Proceeds from sale of investments ..........................................        10,861             --             --
   (Increase) decrease in investments in affiliates, net ......................       (49,938)       (31,035)         9,267
   Additions to other intangible assets .......................................        (3,443)       (13,253)          (623)
                                                                                  -----------    -----------    -----------

     Net cash used in investing activities ....................................   $(1,029,879)   $  (415,116)   $  (248,616)
                                                                                  -----------    -----------    -----------

                             See accompanying notes
                      to consolidated financial statements.


                                     (100)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 and 1997
                             (Dollars in thousands)
                                   (continued)

                                                               1999           1998           1997
                                                           -----------    -----------    -----------
Cash flows from financing activities:
   Proceeds from bank debt .............................   $ 3,791,073    $ 5,442,101    $ 3,385,703
   Repayment of bank debt ..............................    (3,588,135)    (6,304,757)    (3,147,165)
   Proceeds from senior debt ...........................            --             --        147,750
   Repayment of senior debt ............................            --       (112,500)      (433,617)
   Repayment of subordinated notes payable .............            --       (151,000)            --
   Redemption of senior notes payable ..................            --        (94,848)            --
   Redemption of senior subordinated debt ..............            --             --       (283,445)
   Issuance of senior notes and debentures .............       497,670      1,296,076        897,983
   Redemption of subsidiary preferred stock ............            --             --       (112,301)
   Redemption of preferred stock .......................           (98)        (9,409)            --
   Dividends applicable to preferred stock .............       (21,915)       (29,341)       (30,224)
   Payment of dividend to shareholder ..................            --        (42,059)            --
   Issuance of common stock ............................            --          2,444          7,616
   Obligation to related party .........................            --       (197,183)         4,364
   Payments on capital lease obligations and other debt        (22,036)       (12,306)        (7,501)
   Additions to deferred financing and other costs .....       (46,911)       (36,220)       (53,705)
                                                           -----------    -----------    -----------

     Net cash provided by (used in) financing activities       609,648       (249,002)       375,458
                                                           -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents ...      (111,161)      (236,315)       398,529

Cash and cash equivalents at beginning of year .........       173,826        410,141         11,612
                                                           -----------    -----------    -----------

Cash and cash equivalents at end of year ...............   $    62,665    $   173,826    $   410,141
                                                           ===========    ===========    ===========

                             See accompanying notes
                      to consolidated financial statements.


                                     (101)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

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

In April 1999, Parent contributed certain cable television systems acquired from TCI (the "TCI Systems") on March 4, 1998 to the Company. This transaction was accounted for in a manner similar to a pooling of interests, whereby the assets and liabilities of the TCI Systems were recorded at historical book value (net assets of $509,574). Prior period consolidated financial statements of the Company have been restated to include the financial position and results of operations of the TCI Systems from March 4, 1998.

The Company and its majority-owned subsidiaries own and operate cable television systems and have ownership interests in companies that produce and distribute national and regional entertainment and sports programming services, including Madison Square Garden, L.P. ("MSG"). The Company also owns companies that provide advertising sales services for the cable television industry, provide switched telephone service, operate a retail electronics chain and operate motion picture theaters. Parent allocates certain costs to the Company based upon its proportionate estimated usage of services. The Company classifies its business interests into three segments: Telecommunication Services, consisting principally of its cable television, telephone and modem services operations; Rainbow Media, consisting principally of interests in cable television programming networks and MSG, which owns and operates professional sports teams, regional cable television networks, live productions and


                                     (102)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                  (continued)

entertainment venues; and Retail Electronics, which represents the operations of its retail electronics stores.

Authorized Capital Stock

In 1999, the Company's Board of Directors approved an amendment to the Company's Certificate of Incorporation increasing the authorized capital stock from 10 million to 20 million shares (10 million shares of Common Stock and 10 million shares of Preferred Stock).

Two-for-One Stock Splits

On March 4, 1998 and July 22, 1998, Parent's Board of Directors declared a two-for-one stock split to be effected in the form of a common stock dividend of one share of Class A Common Stock for each share of Class A Common Stock issued and outstanding and one share of Class B Common Stock for each share of Class B Common Stock issued and outstanding. The stock dividends were paid on March 30, 1998 and August 21, 1998 to stockholders of record on March 19, 1998 and August 10, 1998, respectively.

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

Revenue Recognition

The Company recognizes cable television, internet access, telephony and programming revenues as services are provided to subscribers. Advertising revenues are recognized when commercials are telecast. Revenue from retail electronic sales is recognized upon delivery, with an appropriate provision for returned merchandise based upon historical experience. Revenues derived from other sources are recognized when services are provided or events occur.


                                     (103)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                  (continued)

Long-Lived Assets

Property, plant and equipment, including construction materials, are carried at cost, which includes all direct costs and certain indirect costs associated with the construction of cable television transmission and distribution systems, and the costs of new subscriber installations. Franchises are amortized on the straight-line basis over the average remaining terms (5 to 12 years) of the franchises at the time of acquisition. Affiliation and other agreements (primarily cable television system programming agreements) are amortized on a straight-line basis over periods ranging from 8 to 10 years. Other intangible assets are amortized on the straight-line basis over the periods benefited (1 to 15 years), except that excess costs over fair value of net assets acquired are being amortized on the straight-line basis over periods ranging from 6 to 40 years. The Company reviews its long-lived assets (property, plant and equipment, and related intangible assets that arose from business combinations accounted for under the purchase method) for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

Feature Film Inventory

Rights to feature film inventory acquired under license agreements along with the related obligations are recorded at the contract value. Costs are charged to technical and operating expense on a straight-line basis over the respective contract periods. Amounts payable during the five years subsequent to December 31, 1999 related to feature film telecast rights are $60,310 in 2000, $37,777 in 2001, $35,095 in 2002, $31,791 in 2003, and $26,664 in 2004.

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


                                     (104)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                  (continued)

Loss Per Share

Basic and diluted net loss per common share for the year ended December 31, 1997 is computed by dividing net loss after deduction of preferred stock dividends by the weighted average number of common shares outstanding. Potential dilutive common shares were not included in the computation as their effect would be antidilutive. Basic and diluted net loss per common share for the years ended December 31, 1999 and 1998 are not presented since the Company is a wholly-owned subsidiary of Parent. The loss per share amount has been adjusted to reflect the two-for-one stock splits discussed above.

Segment Information

On December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, `Disclosures about Segments of an Enterprise and Related Information' (`SFAS 131'). The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. The adoption of SFAS 131 did not have a material effect on the Company's financial statements, but did affect the disclosure of segment information contained elsewhere herein (see
Note 15).

Reclassifications

Certain reclassifications have been made in the 1998 and 1997 financial statements to conform to the 1999 presentation.

Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The Company paid cash interest expense of approximately $432,086, $383,179 and $352,660 during 1999, 1998 and 1997, respectively.

During 1999, 1998 and 1997, the Company's noncash investing and financing activities were as follows:

                                                    Years Ended December 31,
                                                    ------------------------
                                                    1999       1998       1997
                                                  --------   --------   --------
Capital lease obligations .....................   $ 57,919   $ 28,795   $ 24,820
Preferred stock dividends .....................    148,172    132,531    118,542
Issuance of common stock to redeem
     certain limited partnership interests ....         --      4,849         --
Receipt of warrants from At Home Corporation ..         --     74,788    173,346
Capital contribution of equipment by
     minority partner .........................         --         --     38,000
Contribution of assets by Parent ..............      8,938    584,708         --
Redemption of preferred stock with Parent's
     common stock .............................    323,233         --         --


                                     (105)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                  (continued)

Comprehensive Income

The Company has not provided a separate statement of comprehensive income as items of other comprehensive income for all periods presented were not material.

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

NOTE 2. ACQUISITIONS, DISPOSITIONS AND RESTRUCTURINGS

Acquisitions

1999 Acquisitions

At various times during 1999, the Company acquired interests in the real property and assets specifically related to certain movie theaters for an aggregate purchase price of approximately $29,700. The acquisitions were accounted for as purchases with the operations of the acquired theaters being consolidated with those of the Company as of the acquisition dates. The purchase price will be allocated to the specific assets acquired when an independent appraisal is obtained.

In December 1999, Parent acquired cable television systems with approximately 4,500 subscribers located in the Port Jervis, New York area for approximately $7,400, $7,300 of which was paid in shares of Parent's Class A Common Stock. Concurrent with the acquisition, the acquired assets were contributed to the Company.

In April 1999, ITT Corporation ("ITT") exercised its second put for the remainder of its interest in MSG and settled certain matters between the parties for a payment of $87,000.

See also "Dispositions" for a discussion of an exchange of cable television assets.

1998 Acquisitions

The WIZ

On February 9, 1998, Cablevision Electronics Investments, Inc. ("Cablevision Electronics"), a wholly-owned subsidiary of the Company, acquired substantially all of the assets associated with


                                     (106)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                  (continued)

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

The acquisition was accounted for as a purchase with the operations of the stores being consolidated with the operations of the Company as of the date of acquisition. The purchase price was allocated to the specific assets acquired based upon independent appraisals as follows:

            Inventory ........................................   $  66,200
            Property and equipment ...........................      16,800
            Other assets .....................................       4,000
            Liabilities ......................................     (24,000)
            Excess cost over fair value of net assets acquired      38,300
                                                                 ---------
                                                                 $ 101,300
                                                                 =========

In 1999, the Company recorded an impairment loss of $35,490 representing the balance of unamortized goodwill recorded on the TWI acquisition. Current losses and projected future operating losses caused the Company to reassess the recoverability of the goodwill. The impairment loss resulted from the carrying amount of this asset exceeding its estimated fair value based on discounted future cash flows.

Madison Square Garden

In June 1998, the Company purchased 50% of ITT's then remaining interest in MSG for $94,000 pursuant to ITT's exercise of its first put option, increasing Regional Programming Partners' interest in MSG to 96.3% (see discussion below and "1999 Acquisitions" above).

Clearview

In December 1998, Parent acquired all of the outstanding shares of stock of Clearview Cinema Group, Inc. ("Clearview") for approximately $158,700 (including assumed debt of $80,000) of which approximately $33,400 was paid in shares of Parent's Class A Common Stock. In April 1999, Parent contributed its interest in the subsidiary formed to purchase Clearview, CCG Holdings, Inc., to the Company. This transaction was accounted for in a manner similar to a pooling of interests, whereby the assets and liabilities of CCG Holdings, Inc. were recorded at historical book value. The operations of Clearview have been consolidated with those of the Company since the date of the acquisition.

The acquisition of Clearview was accounted for as a purchase with the operations of the acquired business being consolidated with those of the Company as of the acquisition date. The purchase price was allocated to the specific assets acquired based upon independent appraisals as follows:


                                     (107)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                  (continued)

            Property and equipment ...........................   $  34,787
            Other assets .....................................      21,518
            Liabilities ......................................     (16,433)
            Excess cost over fair value of net assets acquired     118,851
                                                                 ---------
                                                                 $ 158,723
                                                                 =========

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

The acquisition was accounted for as a purchase with the operations of the acquired assets being consolidated with those of the Company as of the acquisition date. The purchase price was allocated to the specific assets acquired based upon independent appraisals as follows:

            Property and equipment ...........................   $ 9,700
            Other assets .....................................     2,200
            Excess cost over fair value of net assets acquired    55,400
                                                                 -------
                                                                 $67,300
                                                                 =======

1997 Acquisitions:

NBC Transaction

On April 1, 1997, Rainbow Media Holdings, Inc. ("Rainbow Media") consummated a transaction in which Rainbow Programming Holdings, Inc. merged with and into Rainbow Media, a newly formed subsidiary of the Company. In addition, NBC Cable, Inc. (a subsidiary of National Broadcasting Company ("NBC")) received a 25% equity interest (which interest increased to 26% in February 2000 and may be further increased by up to an additional 1% under certain circumstances without additional cash payment) in common stock of Rainbow Media. The Company owns the remaining 74% equity interest in Rainbow Media. The partnership interests in certain of Rainbow Media's programming services formerly owned by NBC are now owned by subsidiaries of Rainbow Media. The exchange of 25% of the Company's interest in Rainbow Media for NBC's interests, in April 1997, in certain entities was accounted for at historical cost with the difference between the cost basis of a 25% interest in Rainbow Media and the partnership interests received in exchange recorded as goodwill of $54,385, which is being amortized over a 10 year period.


                                     (108)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                  (continued)

Madison Square Garden

In February 1997, Rainbow Media made a payment to ITT of $168,750 plus interest, fully equalizing its interest in MSG, a partnership among subsidiaries of Rainbow Media and subsidiaries of ITT, and bringing Rainbow Media's total payments at that time to $360,000, plus interest payments aggregating $47,700.

In April 1997, the Company and certain of its affiliates and ITT and certain of its affiliates entered into definitive agreements relating to the acquisition by subsidiaries of the Company of ITT's 50 percent interest in MSG. The transaction closed on June 17, 1997 when MSG borrowed $799,000 under its credit facility which was used to redeem a portion of ITT's interest in MSG for $500,000 and to repay its existing indebtedness. Rainbow Media contributed its SportsChannel Associates programming company to MSG, which, together with the redemption, increased Rainbow Media's interest in MSG to 89.8% and reduced ITT's interest to 10.2%. In connection with the Fox transaction discussed below, Rainbow Media's interest in MSG was contributed to Regional Programming Partners. ITT's interest in MSG was further reduced to 7.8% as a result of the $450,000 capital contribution by Regional Programming Partners to MSG which was used by MSG to pay down outstanding debt. See "1998 Acquisitions" and "1999 Acquisitions" above for a discussion of the Company's purchase of the remaining interest in MSG. The acquisition was accounted for using the purchase method of accounting. The assets and liabilities and results of operations of MSG have been consolidated with those of the Company as of June 17, 1997. Previously, the Company's investment in MSG was accounted for using the equity method of accounting. The excess of the purchase price over the net book value of assets acquired of approximately $397,093 was allocated to the specific assets acquired based upon independent appraisals as follows:

            Property, plant and equipment ....................   $ 19,687
            Affiliation and other agreements .................     34,168
            Franchises .......................................     46,125
            Excess cost over fair value of net assets acquired    297,113
                                                                 --------
                                                                 $397,093
                                                                 ========

In connection with the Company and ITT's acquisition of MSG in 1995, certain liabilities relating to a long-term sports rights contract were recorded. In 1999, 1998 and 1997, approximately $23,000, $21,900 and $21,700, respectively, of this liability was amortized to reduce operating expenses in respect of those rights.

Warburg Transactions

In June 1997, the Company acquired from Warburg Pincus Investors, L.P. ("Warburg") the interests that the Company did not already own in A-R Cable Partners ("Nashoba") and Cablevision of Framingham Holdings, Inc. ("CFHI") for a purchase price of approximately


                                     (109)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                  (continued)

$33,348 and $7,865, respectively. The acquisitions of Nashoba and CFHI were accounted for as purchases with the operations of these companies being consolidated with those of the Company as of the acquisition date. The excess of the purchase price over the net book value of assets acquired approximates $97,015 and has been allocated based upon independent appraisals as follows:

            Property, plant and equipment ....................   $ 4,060
            Franchises .......................................    59,923
            Excess cost over fair value of net assets acquired    33,032
                                                                 -------
                                                                 $97,015
                                                                 =======

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

Radio City

On December 5, 1997, MSG purchased all of the membership interests in Radio City Productions, LLC ("Radio City"), the production company that operates Radio City Music Hall in New York City, for approximately $70,000 in cash. Simultaneously, Radio City entered into a 25-year lease for Radio City Music Hall. The assets and liabilities and results of operations of Radio City have been consolidated with those of the Company as of the date of acquisition. The excess of the purchase price over the net book value of assets acquired of approximately $76,200 was allocated to the specific assets acquired based upon independent appraisals as follows:

            Property, plant and equipment ....................   $   1,500
            Capital lease obligation .........................     (80,000)
            Other liabilities ................................     (13,400)
            Excess cost over fair value of net assets acquired     168,100
                                                                 ---------
                                                                 $  76,200
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


                                     (110)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                  (continued)

In 1998 and 1997, the Company completed the sale of cable television systems for aggregate sales prices of approximately $426,500 and $88,200, respectively, and recognized aggregate gains of approximately $137,900 and $59,000, respectively.

Regional Programming Partners

In December 1997, Rainbow Media and Fox Sports Networks, LLC ("Fox") organized Regional Programming Partners (a partnership that owns MSG and interests in regional sports programming businesses previously owned by Rainbow Media) ("RPP"). In connection with the formation of RPP, affiliates of Rainbow Media indirectly contributed to RPP in consideration for the issuance of a 60% general partnership interest in RPP their ownership interests in several regional sports networks, including their interest in MSG. In consideration for the issuance of a 40% general partnership interest in RPP, Fox contributed $850,000 in cash to RPP. Thereafter, RPP made a capital contribution of approximately $450,000 to MSG which was used by MSG to repay a portion of MSG's debt. As a result of RPP's investment in MSG, RPP's interest in MSG increased from 89.8% to 92.2%. In connection with this transaction, Rainbow Media recognized a gain of approximately $305,000. See discussions above under "1998 Acquisitions" and "1999 Acquisitions" for further increases in RPP's interest in MSG.

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

Included in equity in net loss of affiliates in the accompanying consolidated statements of operations for the period ended July 1, 1997 is $35,835, representing A-R Cable's net loss plus dividend requirements for the Series A Preferred Stock of A-R Cable, which was not owned by the


                                     (111)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                  (continued)

Company. Beginning on July 2, 1997, the operations of A-R Cable have been consolidated with those of the Company.

Pro Forma Results of Operations

The following unaudited pro forma condensed results of operations are presented for the year ended December 31, 1998 as if the acquisition of the TCI Systems and the sale of assets of certain cable systems had occurred on January 1, 1998. Results of operations for acquisitions made in 1999 are not material.

                                                           Year Ended
                                                        December 31, 1998
                                                        -----------------

            Net revenues..............................     $ 3,329,627
                                                           ===========

            Net loss..................................     $  (520,968)
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

NOTE 3. NET ASSETS HELD FOR SALE

The Company had entered into definitive agreements covering the sale of certain cable television systems as of December 31, 1999 and 1998.

In December 1999, the Company entered into definitive agreements with Adelphia Communications Corporation ("Adelphia") under which the Company will sell its cable television systems in the Greater Cleveland metropolitan area to Adelphia for total cash and stock consideration of $1,530,000, subject to certain adjustments.

In January 1998, the Company, Parent and a subsidiary of TCI entered into a non-binding letter of intent for Parent to acquire certain of TCI's cable television systems in exchange for cash, stock and certain cable systems including those serving Kalamazoo, Michigan. This non-binding letter of intent is no longer in effect. In March 2000, the Company entered into an agreement to sell its cable system serving Kalamazoo, Michigan to Charter Communications, Inc. for total consideration of $172,500 in Charter Communications, Inc. common stock.


                                     (112)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                  (continued)

For financial reporting purposes, the assets and liabilities attributable to cable systems whose sale or transfer was pending at December 31, 1999 and 1998 have been classified in the consolidated balance sheet as net assets held for sale and are included in the telecommunications segment (see Note 15). Such net assets consist of the following:

                                                             December, 31
                                                             ------------
                                                           1999         1998
                                                           ----         ----
            Property, plant and equipment, net .......   $ 222,695    $  14,548
            Intangible assets, net ...................      73,055          215
            Other assets (including trade receivables,
                 prepaid expenses, etc.) .............       9,796          603
                                                         ---------    ---------
            Total assets .............................     305,546       15,366
            Total liabilities ........................     (36,197)      (4,360)
                                                         ---------    ---------
            Net assets ...............................   $ 269,349    $  11,006
                                                         =========    =========

The accompanying consolidated statement of operations for the years ended December 31, 1999 and 1998 includes net revenues aggregating approximately $177,904 and $18,937, respectively, and net income (loss) aggregating approximately $(4,109) and $9,095, respectively, relating to the cable systems held for sale or transfer.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following assets, which are depreciated or amortized primarily on a straight-line basis over the estimated useful lives shown below:

                                                                        December 31,
                                                              ------------------------------          Estimated
                                                                 1999                1998            Useful Lives
                                                              -----------         -----------        ------------
Communication transmission and distribution systems:
     Customer equipment.................................      $   600,271         $   615,867        3 to 8 years
     Headends...........................................          118,311             125,013        7 to 15 years
     Multimedia.........................................           18,732               9,075        4 years
     Central office equipment...........................          132,191              87,208        10 years
     Infrastructure.....................................        2,189,863           2,189,625        5 to 12 years
     Program, service and data processing equipment.....          571,773             380,350        2 to 9 years
     Microwave equipment................................           21,881              16,947        2 to 9 years
     Construction in progress (including
       materials and supplies)..........................          227,991             133,848        -
Furniture and fixtures..................................          230,742             195,660        1 to 8 years
Transportation equipment................................          143,511             131,476        4 to 15 years
Building and building improvements......................          185,118             171,567        20 to 40 years
Leasehold improvements..................................          276,015             140,766        Term of lease
Land and land improvements..............................           47,914              45,573        -
                                                              -----------         -----------
                                                                4,764,313           4,242,975
Less accumulated depreciation and amortization..........        2,011,818           1,736,141
                                                              -----------         -----------
                                                              $ 2,752,495         $ 2,506,834
                                                              ===========         ===========


                                     (113)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                  (continued)

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

The $2.8 billion reducing revolving credit facility, maturing in March 2007, consisted of a $1.4 billion CSC Holdings credit facility, a $1.4 billion MFR credit facility of which $600,000 was available, and an $800,000 credit facility for the TCI Systems. While the $800,000 TCI Systems credit facility was in place, only $600,000 of the $1.4 billion MFR facility could be utilized.

In July 1998, CSC Holdings' credit facility was reduced by $400,000 to $1.0 billion, and the MFR credit facility was reduced by $200,000 to $1.2 billion, which included a reduction of the TCI Systems credit facility by $100,000 to $700,000.

The TCI Systems credit facility matured on April 4, 1999 and concurrent with the transfer of the TCI Systems to the Company, which occurred on April 5, 1999, the restriction on the MFR credit facility was eliminated and the borrowings under the MFR facility increased by an amount equal to the borrowings outstanding under the TCI Systems credit facility.

The total amount of bank debt outstanding under the Credit Agreement, including amounts outstanding under a separate overdraft facility at December 31, 1999 and 1998 was $1,454,206 and $1,410,226, respectively. At December 31, 1999, $613,000 and $828,500 was outstanding under the CSC Holdings and the MFR credit facility, respectively. As of December 31, 1999, approximately $39,274 was restricted for certain letters of credit issued on behalf of the Company.

Unrestricted and undrawn funds available to the Restricted Group under the Credit Agreement amounted to approximately $719,226 at December 31, 1999. The Credit Agreement contains certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds available thereunder. The Credit Agreement contains various restrictive covenants, among which are the maintenance of various financial ratios and tests, and limitations on various payments, including preferred dividends and dividends on its common stock. The Company was in compliance with the covenants of its Credit Agreement at December 31, 1999.


                                     (114)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                  (continued)

Interest on outstanding amounts may be paid, at the option of the Company, based on the prime rate or Eurodollar rate. As of December 31, 1999, the Company had outstanding interest exchange (swap) agreements with several of its banks with a total notional value of $300,000. Swaps with an aggregate notional amount of $250,000 require the Company to pay a floating rate of interest based on LIBOR in exchange for fixed rate payments ranging from 6.125% to 6.76% and have a maturity of 18 to 31 months. The remainder of the swaps require payment of a fixed rate of interest by the Company in exchange for floating rate payments and have a maturity of 6 months. The Company enters into interest rate swap agreements to hedge against interest rate risk and accounts for these agreements as hedges whereby interest expense is recorded using the revised rate with any fees or other payments amortized as yield adjustments. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements; however, the Company does not anticipate nonperformance by the counterparties.

The weighted average interest rate on all bank indebtedness was 7.11% and 6.48% on December 31, 1999 and 1998, respectively. The Company is also obligated to pay fees from .1875% to .25% per annum on the unused loan commitment and from
 .4% to 2.0% per annum on letters of credit issued under the Credit Agreement.

Unrestricted Group

Rainbow Media

Rainbow Media has a $300,000, three year credit facility with Canadian Imperial Bank of Commerce and Toronto-Dominion as co-agents and a group of banks which matures on December 31, 2000. The credit facility contains certain financial covenants that may limit Rainbow Media's ability to utilize all the undrawn funds available thereunder, including covenants requiring it to maintain certain financial ratios. The facility bears interest at varying rates above the lead bank's base or Eurodollar rate depending on the ratio of debt to borrower value, as defined in the credit agreement. The loan is secured by a pledge of the Company's stock in Rainbow Media, a pledge of all of the stock of all wholly-owned subsidiaries of Rainbow Media and is guaranteed by the subsidiaries of Rainbow Media, as permitted.

At December 31, 1999 and 1998, Rainbow Media had outstanding borrowings under its credit facility including amounts outstanding under a separate overdraft facility of $52,317 and $71,241, respectively. Undrawn funds available to Rainbow Media under the credit facility amounted to approximately $51,000 at December 31, 1999.

The weighted average interest rate on Rainbow Media's bank debt was 8.9% and 7.7% on December 31, 1999 and 1998, respectively. The credit agreement contains various restrictive covenants with which Rainbow Media was in compliance at December 31, 1999.


                                     (115)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                  (continued)

American Movie Classics Company

On May 12, 1999, American Movie Classics Company ("AMC"), a wholly-owned subsidiary of Rainbow Media, entered into a new $425,000 credit facility consisting of a $200,000 reducing revolving credit facility and a $225,000 amortizing term loan, both of which mature on March 31, 2006 ("AMC Credit Facility"). The amount of the available commitment under the revolver will not begin to be reduced until June 2004. Borrowings under the AMC Credit Facility bear interest at varying rates at or above the lead bank's base lending rate or above the Eurodollar rate depending on the ratio of debt to cash flow, as defined in the AMC Credit Facility. At December 31, 1999, the weighted average interest rate on bank indebtedness was 7.6%. On May 12, 1999, AMC distributed to Rainbow Media approximately $97,000, which Rainbow Media used to repay outstanding borrowings plus interest and fees under its credit facility. As of December 31, 1999, AMC had outstanding borrowings of $309,456 (including amounts outstanding under a separate overdraft facility), leaving unrestricted funds available of $117,000.

Prior to May 12, 1999, AMC's Credit Facility was comprised of a $146,000 term loan and a $100,000 revolving loan (the "AMC Loan Agreement"). Borrowings under the AMC Loan Agreement bore interest at varying rates above or at the lead bank's base or above the Eurodollar rate depending on the ratio of debt to cash flow, as defined in the AMC Loan Agreement. At December 31, 1998, the weighted average interest rate on bank indebtedness was 6.1%. On December 31, 1998, $128,000 was outstanding under the term loan, $64,250 was outstanding under the revolving loan and $3,290 was outstanding under a separate overdraft facility.

Substantially all of the assets of AMC, amounting to approximately $320,192 at December 31, 1999, have been pledged to secure the borrowings under the AMC Credit Facility. The AMC Credit Facility contains various restrictive covenants with which AMC was in compliance at December 31, 1999.

Madison Square Garden

MSG has a $500,000 credit facility (the "MSG Credit Facility") with a group of banks led by Chase Manhattan Bank, as agent, which expires on December 31, 2004. Loans under the MSG Credit Facility bear interest at current market rates plus a margin based upon MSG's consolidated leverage ratio. At December 31, 1999 and 1998, loans outstanding amounted to $335,000 and $310,000, respectively, and bore interest at a weighted average rate of 7.0% and 6.038%, respectively. The MSG Credit Facility contains certain financial covenants with which MSG was in compliance at December 31, 1999. The MSG Credit Facility also contains certain convenants that may limit MSG's ability to utilize all of the undrawn funds available thereunder.

In July 1997, a wholly-owned subsidiary of MSG borrowed $20,000 under promissory notes with various lending institutions which bear interest at LIBOR plus a margin (8.19% and 7.22% at December 31, 1999 and 1998, respectively) and mature in July 2002.


                                     (116)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                  (continued)

Cablevision Electronics

In February 1998, Cablevision Electronics entered into a three year $130,000 revolving credit facility maturing on February 9, 2001. Under the terms of the credit facility, the total amount of borrowings available to Cablevision Electronics is subject to an availability calculation based on a percentage of eligible inventory. The total amount outstanding under the credit agreement at December 31, 1999 and 1998 was approximately $73,817 and $44,542, respectively and bore interest at 7.8% and 7.2%, respectively. As of December 31, 1999, $26,874 was restricted for certain letters of credit issued on behalf of Cablevision Electronics. Unrestricted and undrawn funds available amounted to $29,309 on December 31, 1999 based on the level of inventory as of that date.

Borrowings under the credit agreement are secured by Cablevision Electronics' assets. The credit agreement contains various restrictive covenants with which Cablevision Electronics was in compliance at December 31, 1999.

CCG Holdings, Inc.

CCG Holdings, Inc. has a $15,000 revolving credit bank facility maturing on June 30, 2003. As of December 31, 1999, there was $9,691 outstanding under this bank facility, leaving undrawn funds available of $5,309. There were no outstanding borrowings under this facility at December 31, 1998.

Senior Notes and Debentures

In July 1999, the Company issued $500,000 face amount ($497,786 amortized amount at December 31, 1999) of 8-1/8% Senior Notes due 2009. The net proceeds were used to reduce bank borrowings. The notes are not redeemable by the Company prior to maturity.

In December 1998, the Company redeemed Clearview's 10-7/8% Senior Notes for approximately $94,800 in cash. This payment included a premium of $11,200, a consent fee of $3,600 and accrued interest of $48.

In July 1998, the Company issued $500,000 principal amount of 7-1/4% Senior Notes due 2008 (the "2008 Notes") and $500,000 principal amount ($499,541 and $499,516 amortized amount at December 31, 1999 and 1998, respectively) of 7-5/8% Senior Debentures due 2018 (the "Debentures"). The Debentures were issued at a discount of $495. The 2008 Notes and Debentures are not redeemable by the Company prior to maturity.

In February 1998, the Company issued $300,000 principal amount of ($296,893 and $296,721 amortized amount at December 31, 1999 and 1998, respectively) 7-7/8% Senior Debentures due


                                     (117)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                  (continued)

2018 (the "2018 Debentures"). The 2018 Debentures were issued at a discount of $3,429. The 2018 Debentures are not redeemable by the Company prior to maturity.

In December 1997, the Company issued $500,000 principal amount ($499,584 and $499,532 amortized amount at December 31, 1999 and 1998, respectively) of 7-7/8% Senior Notes due 2007 (the "2007 Notes"). The 2007 Notes were issued at a discount of $525. The 2007 Notes are not redeemable by the Company prior to maturity.

In August 1997, the Company issued $400,000 principal amount ($398,798 and $398,674 amortized amount at December 31, 1999 and 1998, respectively) of 8-1/8% Senior Debentures due 2009 (the "2009 Notes"). The 2009 Notes were issued at a discount of $1,492. The 2009 Notes are not redeemable by the Company prior to maturity.

The indentures under which the senior notes and debentures were issued contain various convenants, which are generally less restrictive than those contained in the Company's Credit Agreement, with which the Company was in compliance at December 31, 1999.

Subordinated Notes and Debentures

In May 1996, the Company issued $150,000 principal amount ($149,558 and $149,545 amortized amount at December 31, 1999 and 1998, respectively) of 9-7/8% Senior Subordinated Notes due 2006 (the "2006 Notes") and $250,000 principal amount of 10-1/2% Senior Subordinated Debentures due 2016 (the "2016 Debentures"). The 2006 Notes are redeemable at the Company's option, in whole or in part, on May 15, 2001, May 15, 2002 and May 15, 2003 at the redemption price of 104.938%, 103.292% and 101.646%, respectively, of the principal amount and thereafter at 100% of the aggregate principal amount, in each case together with accrued interest to the redemption date. The 2016 Debentures are redeemable at the Company's option, in whole or in part, on May 15, 2006, May 15, 2007, May 15, 2008, and May 15, 2009, at the redemption price of 105.25%, 103.938%, 102.625%, and 101.313%, respectively, of the principal amount and thereafter at 100% of the aggregate principal amount, in each case together with accrued interest to the redemption date.

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

In February 1993, the Company issued $200,000 face amount ($199,180 and $199,117 amortized amount at December 31, 1999 and 1998, respectively) of its 9-7/8% Senior Subordinated Debentures due 2013 (the "2013 Debentures"). The 2013 Debentures are redeemable, at the


                                     (118)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                  (continued)

Company's option, on February 15, 2003, February 15, 2004, February 15, 2005, and February 15, 2006 at the redemption price of 104.80%, 103.60%, 102.40%, and 101.20%, respectively, of the principal amount and thereafter at the redemption price of 100% of the principal amount, in each case together with accrued interest to the redemption date.

Also in 1993, the Company issued $150,000 face amount ($149,775 and $149,713 amortized amount at December 31, 1999 and 1998, respectively) of its 9-7/8% Senior Subordinated Debentures due 2023 (the "2023 Debentures"). The 2023 Debentures are redeemable, at the Company's option, on and after April 1, 2003 at the redemption price of 104.938% reducing ratably to 100% of the principal amount on and after April 1, 2010, in each case together with accrued interest to the redemption date.

The indentures under which the subordinated notes and debentures were issued contain various covenants, which are generally less restrictive than those contained in the Company's Credit Agreement and with which the Company was in compliance at December 31, 1999.

Summary of Five Year Debt Maturities

Total amounts payable by the Company and its subsidiaries under its various debt obligations, including capital leases, during the five years subsequent to December 31, 1999 are as follows:

                          2000              $91,000
                          2001              124,000
                          2002               61,000
                          2003               54,000
                          2004              632,000

NOTE 6. PREFERRED STOCK

The following summarizes the changes in each series of the Company's preferred stock:

                            Series I Preferred             Series M Preferred         Series H Preferred
                           Shares         Balance         Shares       Balance       Shares        Balance
                        ------------    -----------    -----------   -----------   -----------   -----------
December 31, 1996 ....    13,800,000    $   323,331      7,157,585   $   715,759     2,895,063   $   289,506
Dividends paid in
     additional shares            --             --        830,018        83,001       355,415        35,542
                        ------------    -----------    -----------   -----------   -----------   -----------
December 31, 1997 ....    13,800,000        323,331      7,987,603       798,760     3,250,478       325,048
Dividends paid in
     additional shares            --             --        926,260        92,626       399,050        39,905
                        ------------    -----------    -----------   -----------   -----------   -----------
December 31, 1998 ....    13,800,000        323,331      8,913,863       891,386     3,649,528       364,953
Dividend paid in
     additional shares            --             --      1,033,678       103,368       448,042        44,804
Redemption ...........   (13,800,000)      (323,331)            --            --            --            --
                        ------------    -----------    -----------   -----------   -----------   -----------
December 31, 1999 ....            --    $        --      9,947,541   $   994,754     4,097,570   $   409,757
                        ============    ===========    ===========   ===========   ===========   ===========


                                     (119)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                  (continued)

In September 1999, the Company exercised its right to redeem all of its outstanding shares of 8 1/2% Series I Cumulative Convertible Exchangeable Preferred Stock ("Series I Preferred"). The redemption occurred on November 2, 1999, at a price equal to 102.8% of the liquidation preference, plus accrued dividends. Investors held the Series I Preferred through interests in depositary shares (each of which represented a 1/10th interest in a share of the Series I Preferred) which were redeemable simultaneously. Each depositary share was convertible into approximately 1.4828 shares of Parent's Class A Common Stock. As of December 31, 1999, 13,797,625 depositary shares out of 13,800,000 depositary shares outstanding had been converted into 20,458,925 shares of Parent's Class A Common Stock, with the remaining 2,375 depositary shares being redeemed for cash. The Company paid a cash dividend on the Series I Preferred of approximately $21,898 in 1999 and $29,325 in each of 1998 and 1997.

In February 1996, the Company issued 6,500,000 depositary shares, representing 65,000 shares of 11-1/8% Series L Redeemable Exchangeable Preferred Stock (the "Series L Preferred Stock"), which were subsequently exchanged for Series M Redeemable Exchangeable Preferred Stock (the "Series M Preferred Stock") in August 1996 with terms identical to the Series L Preferred Stock. The depositary shares are exchangeable, in whole but not in part, at the option of the Company, for the Company's 11-1/8% Senior Subordinated Debentures due 2008. The Company is required to redeem the Series M Preferred Stock on April 1, 2008 at a redemption price equal to the liquidation preference of $10,000 per share plus accumulated and unpaid dividends. The Series M Preferred Stock is redeemable at various redemption prices beginning at 105.563% at any time on or after April 1, 2003, at the option of the Company, with accumulated and unpaid dividends thereon to the date of redemption. Before April 1, 2001, dividends may, at the option of the Company, be paid in cash or by issuing fully paid and nonassessable shares of Series M Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends. On and after April 1, 2001, dividends must be paid in cash.

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


                                     (120)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                  (continued)

NOTE 7. INCOME TAXES

The Company, Parent and certain of its subsidiaries file consolidated federal income tax returns. Effective April 1, 1997, as a result of the transaction described in Note 2, Rainbow Media is no longer included in Parent's consolidated federal income tax returns, but rather files a separate consolidated federal income tax return with its subsidiaries. At December 31, 1999, Parent had consolidated net operating loss carry forwards of approximately $1,250,000 and Rainbow Media had consolidated federal net operating loss carry forwards of approximately $570,000 expiring on various dates through 2019. As a result of the Holding Company Reorganization, described in Note 1 and the 1997 change in Rainbow Media's ownership described in Note 2, Rainbow Media's loss carry forwards may be subject to annual limitations on deductions. The Company's net operating loss carry forwards reflect approximately $50,000 in stock expense which would result in an adjustment to paid-in capital upon realization of such net operating loss carry forward.

The tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 1999 and 1998 are as follows:

                                                         1999           1998
                                                         ----           ----

Deferred Asset (Liability)

     Depreciation and amortization ...............     $ (54,085)     $(182,226)
     Receivables from affiliates .................        27,476         23,406
     Benefit plans ...............................       120,847        108,495
     Allowance for doubtful accounts .............        10,526          7,016
     Deferred gain ...............................      (185,287)      (130,650)
     Benefits of tax loss carry forwards .........       764,625        596,175
     Other .......................................            --            (50)
                                                       ---------      ---------
          Net deferred tax assets ................       684,102        422,166
     Valuation allowance .........................      (684,102)      (422,166)
                                                       ---------      ---------
                                                       $      --      $      --
                                                       =========      =========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences or net operating loss carry forwards become deductible. Management considers scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies which can be implemented by the Company in making this assessment.


                                     (121)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                  (continued)

NOTE 8. OPERATING LEASES

The Company leases certain office, production, transmission, theater, event, and retail store facilities under terms of leases expiring at various dates through 2027. The leases generally provide for fixed annual rentals plus certain real estate taxes and other costs. Rent expense for the years ended December 31, 1999, 1998 and 1997 amounted to $97,300, $83,003 and $26,773, respectively.

In addition, the Company rents space on utility poles for its operations. The Company's pole rental agreements are for varying terms, and management anticipates renewals as they expire. Pole rental expense for the years ended December 31, 1999, 1998 and 1997 amounted to approximately $13,081, $12,490 and $10,737, respectively.

The minimum future annual rentals for all operating leases during the next five years, including pole rentals from January 1, 2000 through December 31, 2004, and thereafter, at rates now in force are approximately: 2000, $99,835; 2001, $95,902; 2002, $93,872; 2003, 91,645; 2004, $89,105; thereafter, $664,104.

NOTE 9. AFFILIATE TRANSACTIONS

The Company purchases services from certain cable television programming and advertising companies, in which Rainbow Media directly or indirectly held varying ownership interests during the three years ended December 31, 1999. Costs incurred by the Company for programming and advertising services provided by these non-consolidated affiliates and included in operating expense for the years ended December 31, 1999, 1998 and 1997 amounted to approximately $4,691, $2,942, and $16,581, respectively. At December 31, 1999 and 1998 amounts due to certain of these affiliates, primarily for programming services provided to the Company, aggregated $1,391 and $3,644, respectively, and are included in accounts payable. At December 31, 1999 and 1998, amounts due from certain of these programming and advertising affiliates aggregated $801 and $13,075, respectively, and are included in advances to affiliates.

The Company's equity in the net income (losses) of these affiliates was approximately $(11,318), $(31,851) and $10,672 in 1999, 1998 and 1997,
respectively. At December 31, 1999, the Company's investment in these programming and advertising companies amounted to approximately $46,420. At December 31, 1998, the Company's net deficit investment in these programming and advertising companies amounted to approximately $338.

During 1999, 1998 and 1997, the Company provided programming services to or incurred costs on behalf of other affiliates engaged in providing cable television, cable television programming, and related services. Amounts due from these affiliates amounted to $16,518 and $310 at December 31, 1999 and 1998, respectively and are included in advances to affiliates.


                                     (122)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                  (continued)

In 1992, the Company acquired from Mr. Dolan substantially all of the interests in Cablevision of New York City ("CNYC") that it did not previously own. Mr. Dolan remained a 1% partner in CNYC and was entitled to certain preferential payments. The total amount owed to Mr. Dolan at December 31, 1997 amounted to approximately $197,183. In 1998, the Company paid all amounts due Mr. Dolan.

In October 1997, the Company entered into an agreement with At Home Corporation ("@Home") and certain of its shareholders, pursuant to which the Company agreed to enter into agreements for the distribution of the @Home service over certain the Company's cable television systems on the same terms and conditions as @Home's founding partners, TCI, Comcast Corporation and Cox Communications, Inc. The Company received a warrant to purchase 15,751,568 shares of @Home's Series A Common Stock at an exercise price of $.25 per share. Additionally, in 1998 a warrant to purchase 4,711,028 shares of @Home's Series A Common Stock at $.25 per share was received in connection with Parent's acquisition of the TCI Systems. The @Home network distributes high-speed interactive services to residences and businesses using its own network architecture and a variety of transport options, including the cable industry's hybrid fiber coaxial infrastructure.

The aggregate fair market value of the warrants received of $248,134, as determined by independent appraisals, has been recorded in investments in affiliates in the accompanying consolidated balance sheets. The difference between the appraised value of the warrants and the price paid has been recorded as deferred revenue and is being amortized to income over the period which the Company is obligated to provide the necessary services to @Home. In 1999 and 1998, the Company recorded $50,136 and $35,821, respectively, of revenue relating to this transaction.

In August 1996, the Company entered into an agreement with NorthCoast Operating Co., Inc. ("NorthCoast") and certain of its affiliates, to form a limited liability company (the "LLC") to participate in the auctions conducted by the Federal Communications Commission ("FCC") for certain licenses to conduct a personal communications service ("PCS") business. The Company has contributed an aggregate of approximately $50,100 to the LLC (either directly or through a loan to NorthCoast) and holds a 49.9% interest in the LLC and certain preferential distribution rights. The Company recorded a loss of $7,916 and $5,517 in 1999 and 1998, respectively, representing its share of the losses of the LLC. NorthCoast is a Delaware corporation controlled by John Dolan. John Dolan is a nephew of Charles F. Dolan and a cousin of James L. Dolan.

In 1996, Rainbow Media invested in a joint venture formed with a subsidiary of Loral Space and Communications, Ltd. for the purpose of exploiting certain direct broadcast satellite ("DBS") frequencies. Rainbow Media also contributed to the joint venture its interest in certain agreements with the licensee of such frequencies. Rainbow Media's investment amounted to $386 and $14,913 at December 31, 1999 and 1998, respectively. In 1999, based upon its then current business plans, the Company determined that it could no longer recover its investment in the joint venture and wrote down the investment by $15,100.


                                     (123)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                  (continued)

NOTE 10. BENEFIT PLANS

Effective January 1, 1998, the Company established a Cash Balance Retirement Plan (the "Retirement Plan"), which replaced the Company's former money purchase pension plan for the benefit of employees other than those of MSG, The WIZ and CCG Holdings, Inc. Under the Retirement Plan, the Company will credit a certain percentage of eligible base pay into an account established for each participant which will earn a market based rate of return annually. Net periodic pension cost for the years ended December 31, 1999 and 1998 amounted to $6,218 and $5,555, respectively. At December 31, 1999 and 1998, the accumulated benefit obligation amounted to $11,309 and $5,312, respectively.

The Company also maintains a 401(k) savings plan, pursuant to which an employee can contribute a percentage of eligible annual compensation, as defined. The Company also makes matching contributions for a portion of employee contributions to the 401(k) savings plan.

The cost associated with the money purchase pension plan and the 401(k) savings plan was approximately $6,102, $4,492 and $7,445 for the years ended December 31, 1999, 1998 and 1997, respectively.

The Company maintains the CSSC Supplemental Benefit Plan (the "Supplemental Plan") for the benefit of certain officers and employees of the Company. As part of the Supplemental Plan, the Company established a nonqualified defined benefit pension plan, which provides that, upon attaining normal retirement age, a participant will receive a benefit equal to a specified percentage of the participant's average compensation, as defined. All participants are 100% vested in the Supplemental Plan. Net periodic pension cost for the years ended December 31, 1999, 1998 and 1997 was negligible. At December 31, 1999 and 1998, the fair value of Supplemental Plan assets exceeded the projected benefit obligation by approximately $3,071 and $2,688, respectively.

MSG sponsors several non-contributory pension plans covering MSG's employees. Benefits payable to retirees under these plans are based upon years of service and participant's compensation and are funded through trusts established under the plans. Plan assets are invested primarily in common stocks, bonds, United States government securities and cash. At December 31, 1999 and 1998, the accrued benefit cost amounted to $10,796 and $8,883, respectively, and for the years ended December 31, 1999, 1998 and 1997, net periodic pension cost amounted to $2,611, $2,254 and $1,613, respectively.

MSG also sponsors a welfare plan which provides certain postretirement health care and life insurance benefits to certain employees and their dependents who are eligible for early or normal retirement under MSG's retirement plan. The welfare plan is insured through a managed care provider and MSG funds these benefits with premium payments. For the years ended


                                     (124)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                  (continued)

December 31, 1999, 1998 and 1997, the periodic postretirement benefit cost amounted to $204, $84 and $133, respectively, and the accrued benefit cost amounted to $6,154 and $6,087, respectively.

NOTE 11. STOCK BENEFIT PLANS

Parent has Employee Stock Plans (the "Stock Plans") under which it is authorized to issue incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, stock grants and stock bonus awards. The exercise price of stock options can not be less than the fair market value per share of Parent's Class A Common Stock on the date the option was granted and the options expire no longer than ten years from date of grant. Stock appreciation rights permit the employee to elect to receive payment in cash, either in lieu of the right to exercise such option or in addition to the stock received upon the exercise of such option, in an amount equal to the difference between the fair market value of the stock as of the date the right is exercised, and the exercise price.

Under the Stock Plans, employees of the Company have received stock awards, bonus awards, stock appreciation rights and cash payments for certain executive stock options. As a result, the Company recorded expense of approximately $255,789, $146,179 and $64,361 in 1999, 1998 and 1997, respectively. These amounts reflect vesting schedules for applicable grants as well as fluctuations in the market price of Parent's Class A Common Stock.

NOTE 12. COMMITMENTS AND CONTINGENCIES

The Company, through Rainbow Media, has entered into several contracts, including rights agreements, with professional sports teams and others relating to cable television programming. In addition, Rainbow Media, through MSG, has employment agreements with both players and coaches of its professional sports teams. Certain of these contracts, which provide for payments that are guaranteed regardless of employee injury or termination, are covered by disability insurance if certain conditions are met. Future cash payments required under these contracts as of December 31, 1999 are as follows:

                          2000                 $271,398
                          2001                  217,300
                          2002                  172,800
                          2003                  136,164
                          2004                  109,968
                    Thereafter                1,020,554
                                             ----------
                         Total               $1,928,184
                                             ==========

The Company and its cable television affiliates have an affiliation agreement with a program supplier whereby the Company is obligated to make base rate annual payments, as defined and subject to certain adjustments pursuant to the agreement, through 2004. The Company would be


                                     (125)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                  (continued)

contingently liable for its proportionate share of the base rate annual payments, based on subscriber usage, of approximately $13,335 in 2000 and for the years 2001 through 2004 such payments would increase by percentage increases in the Consumer Price Index, or five percent, whichever is less, over the prior year's base rate annual payment.

NOTE 13. OTHER MATTERS

The Company is party to various lawsuits, some involving substantial amounts. Management does not believe that the resolution of these lawsuits will have a material adverse impact on the financial position of the Company.

NOTE 14. DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and Cash Equivalents, Accounts Receivable Trade, Notes and Other Receivables, Prepaid Expenses and Other Assets, Advances to Affiliates, Accounts Payable and Accrued Liabilities.

The carrying amount approximates fair value due to the short maturity of these instruments.

At Home Warrants

The fair value of the At Home warrants is based upon the quoted market price of the underlying securities.

Bank Debt, Senior Notes and Debentures, Subordinated Notes and Debentures and Redeemable Exchangeable Preferred Stock

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


                                     (126)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                  (continued)

The fair value of the Company's financial instruments are summarized as follows:

                                                           December 31, 1999
                                                       -------------------------
                                                        Carrying      Estimated
                                                         Amount       Fair Value
                                                       ----------     ----------

At Home warrants .................................     $  248,134     $  867,103
                                                       ==========     ==========

Long term debt instruments:
  Bank debt ......................................     $2,254,487     $2,254,487
  Senior notes and debentures ....................      2,692,602      2,608,845
  Subordinated notes and debentures ..............      1,048,513      1,102,500
  Redeemable exchangeable preferred stock ........      1,404,511      1,539,173
                                                       ----------     ----------
                                                       $7,400,113     $7,505,005
                                                       ==========     ==========
Interest rate swap agreements:
  In a net payable position ......................     $       --     $    3,265
                                                       ==========     ==========

                                                           December 31, 1998
                                                       -------------------------
                                                        Carrying      Estimated
                                                         Amount       Fair Value
                                                       ----------     ----------

At Home warrants .................................     $  248,134     $  755,479
                                                       ==========     ==========

Long term debt instruments:
  Bank debt ......................................     $2,051,549     $2,051,549
  Senior notes and debentures ....................      2,194,443      2,271,340
  Subordinated notes and debentures ..............      1,048,375      1,168,375
  Redeemable exchangeable preferred stock ........      1,256,339      1,417,241
                                                       ----------     ----------
                                                       $6,550,706     $6,908,505
                                                       ==========     ==========
Interest rate swap agreements:
  In a net payable position ......................     $       --     $    4,116
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

NOTE 15. SEGMENT INFORMATION

The Company classifies its business interests into three segments:
Telecommunication Services, consisting principally of its cable television, telephone and modem services operations; Rainbow Media, consisting principally of interests in cable television programming networks and MSG, which owns and operates professional sports teams, regional cable television networks, live


                                     (127)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                  (continued)

productions and entertainment venues; and Retail Electronics, which represents the operations of Cablevision Electronics' retail electronics stores.

The Company's reportable segments are strategic business units that are managed separately . The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income (loss) before depreciation and amortization, incentive stock plan expense and the costs of year 2000 remediation). The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at fair value as if the sales were to third parties. Information as to the operations of the Company's business segments is set forth below.

                                               Years Ended December 31,
                                    -------------------------------------------
                                       1999            1998            1997
                                    -----------     -----------     -----------
Revenues
Telecommunication Services .....    $ 2,151,308     $ 1,886,190     $ 1,364,264
Rainbow Media ..................      1,234,113       1,007,639         637,648
Retail Electronics .............        603,294         464,388              --
All Other ......................         85,529           6,614           1,707
Intersegment eliminations ......       (131,259)        (99,688)        (54,261)
                                    -----------     -----------     -----------
           Total ...............    $ 3,942,985     $ 3,265,143     $ 1,949,358
                                    ===========     ===========     ===========

                                                   Years Ended December 31,
                                           -----------------------------------------
                                               1999           1998           1997
                                           -----------    -----------    -----------
Adjusted Operating Cash Flow (unaudited)
Telecommunication Services .............   $   916,233    $   762,823    $   545,927
Rainbow Media ..........................       190,646        135,259        101,122
Retail Electronics .....................       (37,934)       (19,737)            --
All Other ..............................       (51,996)        (1,783)        (1,704)
                                           -----------    -----------    -----------
           Total .......................   $ 1,016,949    $   876,562    $   645,345
                                           ===========    ===========    ===========

                                                   Years Ended December 31,
                                          -----------------------------------------
                                              1999           1998           1997
                                          -----------    -----------    -----------
Assets
Telecommunication Services ............   $ 4,490,364    $ 4,411,194    $ 2,927,640
Rainbow Media .........................     2,682,235      2,720,127      2,838,987
Retail Electronics ....................       220,898        199,194             --
Other .................................       274,003        253,564         10,270
Corporate and intersegment eliminations      (537,192)      (523,054)      (162,109)
                                          -----------    -----------    -----------
           Total ......................   $ 7,130,308    $ 7,061,025    $ 5,614,788
                                          ===========    ===========    ===========


                                     (128)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                  (continued)

A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:

                                                                       Years Ended December 31,
                                                             -----------------------------------------
                                                                    1999           1998           1997
                                                             -----------    -----------    -----------
Revenues

Total revenue for reportable segments ....................   $ 3,988,715    $ 3,358,217    $ 2,001,912
Other revenue and intersegment eliminations ..............       (45,730)       (93,074)       (52,554)
                                                             -----------    -----------    -----------
       Total consolidated revenue ........................   $ 3,942,985    $ 3,265,143    $ 1,949,358
                                                             ===========    ===========    ===========

Adjusted Operating Cash Flow to Net Loss

Total adjusted operating cash flow for reportable
       segments (unaudited) ..............................   $ 1,068,945    $   878,345    $   647,049
Other adjusted operating cash flow deficit (unaudited) ...       (51,996)        (1,783)        (1,704)
Items excluded from adjusted operating cash flow
       Depreciation and amortization .....................      (893,797)      (734,107)      (499,809)
       Incentive stock plan expense ......................      (255,789)      (146,179)       (64,361)
       Year 2000 remediation .............................       (41,477)        (7,593)            --
       Interest expense ..................................      (470,549)      (426,402)      (368,700)
       Interest income ...................................         4,809         24,028          5,492
       Equity in net loss of affiliates ..................       (19,234)       (37,368)       (27,165)
       Gain on sale of programming interests and
            cable assets, net ............................            --        170,912        372,053
       Gain on redemption of subsidiary preferred stock ..            --             --        181,738
       Write off of deferred interest and financing costs         (4,425)       (23,482)       (24,547)
       Provision for preferential payment to related party            --           (980)       (10,083)
       Minority interests ................................        49,563         37,195        (60,694)
       Miscellaneous, net ................................       (16,570)       (19,218)       (12,606)
                                                             -----------    -----------    -----------
                 Net income (loss) .......................   $  (630,520)   $  (286,632)   $   136,663
                                                             ===========    ===========    ===========

Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States.

The Company does not have a single external customer which represents 10 percent or more of its consolidated revenues.


                                     (129)

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

NOTE 16. INTERIM FINANCIAL INFORMATION (Unaudited)

The following is a summary of selected quarterly financial data for the years ended December 31, 1999 and 1998.

                                  MARCH 31,                      JUNE 30,                   SEPTEMBER 30,
                          --------------------------    --------------------------    --------------------------
                             1999           1998           1999           1998           1999           1998
                          -----------    -----------    -----------    -----------    -----------    -----------
Revenues ..............   $   933,708    $   675,728    $   946,309    $   805,190    $   902,310    $   806,871
Operating expenses ....     1,040,755        686,888        954,580        785,935        922,674        790,822
                          -----------    -----------    -----------    -----------    -----------    -----------
Operating profit (loss)   $  (107,047)   $   (11,160)   $    (8,271)   $    19,255    $   (20,364)   $    16,049
                          ===========    ===========    ===========    ===========    ===========    ===========

Net loss
   applicable to common
   shareholder ........   $  (238,647)   $   (27,204)   $  (167,847)   $  (122,951)   $  (178,063)   $  (113,614)
                          ===========    ===========    ===========    ===========    ===========    ===========

                                    DECEMBER 31,                   TOTAL
                          --------------------------    --------------------------

                             1999           1998           1999           1998
                          -----------    -----------    -----------    -----------
Revenues ..............   $ 1,160,658    $   977,354    $ 3,942,985    $ 3,265,143
Operating expenses ....     1,199,090      1,012,815      4,117,099      3,276,460
                          -----------    -----------    -----------    -----------
Operating profit (loss)   $   (38,432)   $   (35,461)   $  (174,114)   $   (11,317)
                          ===========    ===========    ===========    ===========

Net loss
   applicable to common
   shareholder ........   $  (216,050)   $  (184,735)   $  (800,607)   $  (448,504)
                          ===========    ===========    ===========    ===========


                                     (130)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

The information called for by Item 401 of Regulation S-K under Item 10, Directors and Executive Officers of the Registrant, Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management and Item 13, Certain Relationships and Related Transactions, is hereby incorporated by reference to Cablevision Parent's definitive proxy statement for its Annual Meeting of Shareholders anticipated to be held in June 2000 or if such definitive proxy statement is not filed with the Commission prior to April 30, 2000, to an amendment to this report on Form 10-K filed under cover of Form 10-K/A.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Pursuant to regulations promulgated by the Securities and Exchange Commission, the Company is required to identify, based solely on a review of reports filed under Section 16(a) of the Securities Exchange Act of 1934, each person who, at any time during its fiscal year ended December 31, 1999, was a director, officer or beneficial owner of more than ten percent of the Company's Class A Common Stock that failed to file on a timely basis any such reports. Based on such review, the Company is aware of no such failure.

                                     PART IV

Item 14. Exhibits, Financial Statements, Financial Statement Schedule, and Reports on Form 8-K.

(a)   The following documents are filed as part of this report:

      1.    The financial statements as indicated in the index set forth on page
            55.

      2.    Financial Statement schedule:

                                                                            Page
                                                                            No.
                                                                            ----
            Schedule supporting consolidated financial statements:
              Schedule II - Valuation and Qualifying Accounts..............  132

Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

      3.    The Index to Exhibits is on page 135.

(b)   Reports on Form 8-K:

Cablevision Systems Corporation filed a current report on Form 8-K with the Commission on December 17, 1999 during the last quarter of the fiscal period covered by this report.

CSC Holdings, Inc. filed a current report on Form 8-K with the Commission on December 17, 1999 during the last quarter of the fiscal period covered by this report.


                                     (131)

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)

Cablevision Systems Corporation

                               Balance at
                               Beginning    Charged to Costs     Charged to        Deductions    Balance at
                               of Period      and Expenses     Other Accounts      Write-Offs   End of Period
                               ----------   ----------------   --------------      ----------   -------------
Year Ended December 31, 1999

    Allowance for doubtful
        accounts ...........   $ 34,377        $ 29,775          $     2,429        $(31,224)      $ 35,357
                               ========        ========          ===========        ========       ========

Year Ended December 31, 1998

    Allowance for doubtful
        accounts ...........   $ 29,584        $ 32,110          $        --        $(27,317)      $ 34,377
                               ========        ========          ===========        ========       ========

Year Ended December 31, 1997

    Allowance for doubtful
        accounts ...........   $ 12,955        $ 26,283          $        --        $ (9,654)      $ 29,584
                               ========        ========          ===========        ========       ========

CSC Holdings, Inc.

                               Balance at
                               Beginning    Charged to Costs     Charged to        Deductions    Balance at
                               of Period      and Expenses     Other Accounts      Write-Offs   End of Period
                               ----------   ----------------   --------------      ----------   -------------

Year Ended December 31, 1999

    Allowance for doubtful
        accounts ...........   $ 34,377        $ 29,775          $     2,429        $(31,224)     $ 35,357
                               ========        ========          ===========        ========      ========

Year Ended December 31, 1998

    Allowance for doubtful
        accounts ...........   $ 29,584        $ 32,110          $        --        $(27,317)     $ 34,377
                               ========        ========          ===========        ========      ========

Year Ended December 31, 1997

    Allowance for doubtful
        accounts ...........   $ 12,955        $ 26,283          $        --        $ (9,654)     $ 29,584
                               ========        ========          ===========        ========      ========


                                     (132)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2000.

                                           Cablevision Systems Corporation
                                           CSC Holdings, Inc.

                                           By: /s/ William J. Bell
                                               -------------------------
                                           Name:  William J. Bell
                                           Title: Vice Chairman
                                                  (Cablevision Systems
                                                  Corporation and CSC
                                                  Holdings, Inc.)

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William J. Bell and Robert S. Lemle, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him in his name, place and stead, in any and all capacities, to sign this report, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated on behalf of each of the Registrants.

        Name                            Title                         Date
        ----                            -----                         ----

/s/ James L. Dolan         Chief Executive Officer and Director   March 30, 2000
-------------------------  (Principal Executive Officer)
    James L. Dolan


/s/ William J. Bell        Vice Chairman and Director             March 30, 2000
-------------------------  (Principal Financial Officer)
    William J. Bell


/s/ Andrew B. Rosengard    Executive Vice President               March 30, 2000
-------------------------  Financial Planning and Controller
    Andrew B. Rosengard    (Principal Accounting Officer)


                                     (133)

                                   SIGNATURES
                                   (continued)


/s/ Charles F. Dolan       Chairman of the Board of Directors     March 30, 2000
-------------------------
    Charles F. Dolan


/s/ Robert S. Lemle        Executive Vice President, General      March 30, 2000
-------------------------  Counsel, Secretary and Director
    Robert S. Lemle


/s/ Sheila A. Mahony       Executive Vice President and Director  March 30, 2000
-------------------------
    Sheila A. Mahony


/s/ Thomas C. Dolan        Senior Vice President and              March 30, 2000
-------------------------  Chief Information Officer and
    Thomas C. Dolan        Director


/s/ John Tatta             Director and Chairman of the           March 30, 2000
-------------------------  Executive Committee
    John Tatta


/s/ Patrick F. Dolan       Director                               March 30, 2000
-------------------------
    Patrick F. Dolan


/s/ Charles D. Ferris      Director                               March 30, 2000
-------------------------
    Charles D. Ferris


/s/ Richard H. Hochman     Director                               March 30, 2000
-------------------------
    Richard H. Hochman


/s/ Victor Oristano        Director                               March 30, 2000
-------------------------
    Victor Oristano


/s/ Vincent Tese           Director                               March 30, 2000
-------------------------
    Vincent Tese


/s/ William R. Fitzgerald  Director                               March 30, 2000
-------------------------
    William R. Fitzgerald


/s/ Daniel Somers          Director                               March 30, 2000
-------------------------
    Daniel Somers


                                     (134)

                                INDEX TO EXHIBITS

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

      3.5 Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Cablevision Systems Corporation (incorporated herein by reference to Exhibit 3.5 to Cablevision Systems Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999).

      3.6 Certificate of Amendment of Certificate of Incorporation of CSC Holdings, Inc., dated April 1, 1999 (incorporated herein by reference to Exhibit 3.1 of CSC Holdings' Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999.

      3.7 Certificate of Amendment of Certificate of Incorporation of CSC Holdings, Inc., dated April 1, 1999 (incorporated herein by reference to Exhibit 3.2 of CSC Holdings' Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999.

      4.1 Certificate of Designations for CSC Holdings' Series H Redeemable Exchangeable Preferred Stock (incorporated by reference to Exhibit 4.1E to CSC Holdings' Registration Statement on Form S-4, Registration No. 33-63691).

      4.2 Certificate of Designations for CSC Holdings' Series M Redeemable Exchangeable Preferred Stock (incorporated by reference to Exhibit 4.1(f) to CSC Holdings' Registration Statement on Form S-4, Registration No. 333-00527).

      4.3 Indenture dated as of December 1, 1997 relating to CSC Holdings' $500,000,000 7 7/8% Senior Notes due 2007 (incorporated herein by reference to Exhibit 4.4 to the S-4).

      4.4 Indenture dated as of February 15, 1993 relating to CSC Holdings' $200,000,000 9 7/8% Senior Subordinated Debentures due February 15, 2013 (incorporated herein by reference to Exhibit 4.3 to the 1992 10-K).


                                     (135)

                                INDEX TO EXHIBITS

  EXHIBIT
    NO.                            DESCRIPTION
  -------                          -----------

      4.5 Indenture dated as of April 1, 1993 relating to CSC Holdings' $150,000,000 9 7/8% Senior Subordinated Debentures due 2023 (incorporated by reference to CSC Holdings' Registration Statement on Form S-4, Registration No. 33-61814).

      4.6 Supplemental Indenture dated as of November 1, 1995 between CSC Holdings and the Bank of New York, Trustee to the Indenture dated November 1, 1995 (incorporated by reference to Exhibit 99.6 to CSC Holdings' Current Report on Form 8-K (File No. 1-9046), filed November 1, 1995).

      4.7 Indenture dated August 15, 1997 relating to CSC Holdings' $400,000,000 81/8% Senior Debentures due 2009 (incorporated herein by reference to CSC Holdings' Registration Statement on Form S-4, Registration No. 333-38013).

      4.8 Indenture dated as of November 1, 1995 relating to CSC Holdings' $150,000,000 9 7/8% Senior Subordinated Notes due 2006, $300,000,000
            9 1/4% Senior Subordinated Notes due 2005 and $250,000,000 10 1/2% Senior Subordinated Debentures due 2016 (incorporated by reference to Exhibit 99.6 to CSC Holdings' Current Report on Form 8-K filed November 1, 1995).

      4.9 Senior Indenture (incorporated by reference to Exhibit 4.1 to CSC Holdings' Registration Statement on Form S-3, Registration No. 333-57407).

      4.10 Subordinated Indenture (incorporated by reference to Exhibit 4.2 to CSC Holdings' Registration Statement on Form S-3, Registration No. 333-57407).

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

      10.4 Supplemental Benefit Plan of CSC Holdings (incorporated herein by reference to Exhibit 10.7 to CSC Holdings' Form S-1).


                                     (136)

                                INDEX TO EXHIBITS

  EXHIBIT
    NO.                            DESCRIPTION
  -------                          -----------

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


                                     (137)

                                INDEX TO EXHIBITS

  EXHIBIT
    NO.                            DESCRIPTION
  -------                          -----------

      10.15 Employment Agreement, dated as of November 30, 1994, between CSC Holdings and Robert S. Lemle (incorporated herein by reference to Exhibit 10.71 to the 1994 10-K).

      10.16 Cablevision Parent Employee Stock Plan (incorporated herein by reference to Exhibit 10.40 to the S-4).

      10.17 Cablevision Parent Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.41 to the S-4).

      10.18 Cablevision Systems Corporation 1996 Non-Employee Directors Stock Option Plan (incorporated by reference to CSC Holdings' 1996 Definitive Proxy Statement).

      10.19 Agreement, dated February 4, 1996, among CSC Holdings, Rainbow Programming Holdings, Inc. and ITT Corporation (incorporated herein by reference to Exhibit 10.74 to the September 1996 10-Q).

      10.20 Master Stock Purchase Agreement, dated as of May 10, 1996, between Warburg Pincus Investors, L.P., a Delaware limited partnership, and CSC Holdings (incorporated by reference to Exhibit 99 to CSC Holdings' Current Report on Form 8-K (File No. 1-9046) dated May 10,
            1996).

      10.21 Letter, dated March 6, 1997, among ITT MSG Inc., ITT Eden Corp., Rainbow Garden Corp. and Garden L.P. Holding Corp. (incorporated by reference to Exhibit 99.2 of CSC Holdings' Current Report on Form 8-K (File No. 1-9046) dated March 6, 1997).

      10.22 Letter, dated November 25, 1997, from CSC Holdings to Charles F. Dolan (incorporated herein by reference to Exhibit 10.49 to the S-4).

      10.23 Form of Guarantee and Indemnification Agreement among Charles F. Dolan, the Registrant and officers and directors of the Registrant (incorporated herein by reference to Exhibit 28 to CSC Holdings' Form S-1).

      10.24 Partnership Interest Transfer Agreement, among ITT Corporation, ITT Eden Corporation, ITT MSG, Inc., CSC Holdings, Rainbow Media Holdings, Inc., Rainbow Garden Corp., Garden L.P. Holding Corp., MSG Eden Corporation and Madison Square Garden, L.P., dated as of April 15, 1997. (incorporated by reference to Exhibit 2(a) of CSC Holdings' Current Report on Form 8-K (File No. 1-9046) dated April 18, 1997 (the "April 1997 8-K")).


                                     (138)

                                INDEX TO EXHIBITS
                                  (continued)

  EXHIBIT
    NO.                            DESCRIPTION
  -------                          -----------

      10.25 Amendment No. 1 to Partnership Interest Transfer Agreement, dated as of March 16, 1999.

      10.26 Amended and Restated Agreement of Limited Partnership of Madison Square Garden, L.P., among MSG Eden Corporation, ITT MSG Inc. and Garden L.P. Holding Corp., dated as of April 15, 1997. (incorporated by reference to Exhibit 2(b) of the April 1997 8-K).

      10.27 SportsChannel Contribution Agreement, among Rainbow Media Holdings, Inc., Garden L.P. Holding Corp., Rainbow Garden Corp., SportsChannel New York Holding Partnership, SportsChannel Associates Holding Corporation, MSG Eden Corporation, ITT MSG Inc., ITT Eden Corporation, and Madison Square Garden, L.P., dated as of April 15, 1997. (incorporated by reference to Exhibit 2(c) of the April 1997 8-K).

      10.28 Aircraft Contribution Agreement, among Garden L.P. Holding Corp., MSG Eden Corporation, ITT MSG Inc., ITT Flight Operations, Inc., and Madison Square Garden, L.P., dated as of April 15, 1997. (incorporated by reference to Exhibit 2(d) of the April 1997 8-K).

      10.29 Formation Agreement, dated as of June 22, 1997, among Rainbow Media Sports Holdings, Inc. and Fox Sports Net, LLC, attaching Partners) and Annex B (Partnership Agreement of National Sports Partners). (incorporated by reference to Exhibit 99.1 of the April 1997 8-K).

      10.30 Lease Agreement between Nassau Cable Business Trust, as Landlord and CSC Holdings, as Tenant, dated as of November 1, 1997 (incorporated herein by reference to Exhibit 10.56 to the S-4).

      10.31 Letter Agreement and Term Sheet, dated October 2, 1997 among CSC Holdings, At Home Corporation ("At Home"), Comcast Corporation, Cox Enterprises, Inc., Kleiner, Perkins, Caufield & Byers and Tele-Communications, Inc., as amended October 10, 1997 (incorporated by reference to Exhibit 10.01 of the Current Report on Form 8-K filed by At Home (File No. 000-22697) on October 22, 1997 (the "At Home October 8-K")).

      10.32 Warrant to purchase shares of Series A Common Stock of At Home issued to CSC Holdings (incorporated by reference to Exhibit 10.03 of the At Home October 8-K).

      10.33 Contingent Warrant to purchase shares of Series A Common Stock of At Home issued to CSC Holdings (incorporated by reference to Exhibit
            10.04 of the At Home October 8-K).

      10.34 Warrant Purchase Agreement, dated October 10, 1997, between At Home and CSC Holdings (incorporated by reference to Exhibit 10.02 of the At Home October 8-K).


                                     (139)

                                INDEX TO EXHIBITS
                                  (continued)
  EXHIBIT
    NO.                            DESCRIPTION
  -------                          -----------

      10.35 Amended and Restated Stockholders Agreement, dated August 1, 1996, as amended in May, 1997 (incorporated by reference to Exhibit 4.04 of the Registration Statement on Form S-1 of At Home (File No. 333-27323) (the "At Home S-1")).

      10.36 Letter Agreement dated May 15, 1997 among At Home and the parties thereto, including as exhibits the Master Distribution Agreement Term Sheet and the Term Sheet for Form of LCO Agreement (incorporated by reference to Exhibit 10.20 of the At Home S-1).

      10.37 Credit Agreement, dated as of June 6, 1997, among Madison Square Garden, L.P., the several lenders from time to time parties thereto, the Chase Manhattan Bank, as Administrative Agent, Toronto Dominion (New York), Inc., as Documentation Agent, and The Bank of Nova Scotia, as Syndication Agent (incorporated herein by reference to Exhibit 10.63 to the S-4).

      10.38 Asset Purchase Agreement, dated as of August 29, 1997, by and among U.S. Cable Television Group, L.P., ECC Holding Corporation, Missouri Cable Partners, L.P., CSC Holdings and Mediacom LLC (incorporated herein by reference to Exhibit 10.64 to the S-4).

      10.39 Loan Agreement, dated as of April 2, 1997, among Rainbow Media Holdings, Inc., the Guarantors, Canadian Imperial Bank of Commerce, and Toronto Dominion (Texas), Inc. as Arranging Agents and Documentation Agents, Canadian Imperial Bank of Commerce, as Syndication Agent, Toronto Dominion (Texas), Inc., as Administrative Agent and the other Credit Parties thereto (incorporated by reference to Exhibit 10.77 of CSC Holdings' Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997).

      10.40 First Amendment, dated November 5, 1997 to the Credit Agreement, dated as of June 6, 1997, among Madison Square Garden, L.P., the several lenders from time to time parties thereto, the Chase Manhattan Bank, as Administrative Agent, Toronto Dominion (New
            York), Inc., as Documentation Agent, and The Bank of Nova Scotia, as Syndication Agent (incorporated herein by reference to Exhibit 10.66 to the S-4).

      10.41 Second Amendment, dated December 10, 1997, to the Credit Agreement, dated as of June 6, 1997, among Madison Square Garden, L.P., the several lenders from time to time parties thereto, the Chase Manhattan Bank, as Administrative Agent, Toronto Dominion (New
            York), Inc., as Documentation Agent, and The Bank of Nova Scotia, as Syndication Agent (incorporated herein by reference to Exhibit 10.67 to the S-4).

      10.42 Cablevision Parent Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.68 to the S-4).


                                     (140)

                                INDEX TO EXHIBITS
                                  (continued)
  EXHIBIT
    NO.                            DESCRIPTION
  -------                          -----------

      10.43 Asset Purchase Agreement, dated as of January 29, 1998, between The Wiz, Inc. and each of its subsidiaries and affiliates listed on the signature pages thereto and Cablevision Electronics Investments, Inc. (incorporated by reference to Exhibit 99.1 of CSC Holdings' report on Form 8-K (file no. 1-9046) dated February 5, 1998.

      10.44 Amended and Restated Contribution and Merger Agreement, dated as of June 6, 1997, among Cablevision Parent, CSC Holdings, CSC Merger Corporation and TCI Communications, Inc. (incorporated herein by reference to Exhibit 2.1 to the S-4).

      10.45 Stockholders Agreement, dated as of March 4, 1998, by and among CSC Holdings, Tele-Communications, Inc., a Delaware corporation, the Class B Entities (as defined in the Stockholders Agreement) and the Investors (as defined in the Stockholders Agreement) (incorporated herein by reference to Exhibit 4.1 to CSC Holdings' Current Report on Form 8-K (File No. 1-9046) dated March 4, 1998).

      10.46 Sixth Amended and Restated Credit Agreement, dated as of May 28, 1998, among CSC Holdings, Inc., the Restricted Subsidiaries which are parties thereto, the lenders which are parties thereto (the "Banks"). Toronto Dominion (Texas), Inc., as Arranging Agent and as Administrative Agent, The Bank of New York, The Bank of Nova Scotia, The Canadian Imperial Bank of Commerce, NationsBank, N.A., and The Chase Manhattan Bank, as Managing Agents, Bank of Montreal, Chicago Branch, Barclays Bank, PLC, Fleet Bank, N.A., and Royal Bank of Canada, as agents, Banque Paribas, Credit Lyonnais, BankBoston, N.A., The First National Bank of Chicago, Mellon Bank, N.A. and Societe Generale, New York Branch, as Co-Agents, and The Canadian Imperial Bank of Commerce, The Chase Manhattan Bank and NationsBank, N.A., as Co-Syndication Agents.

      10.47 First Amended and Restated Credit Agreement, dated as of May 28, 1998, among Cablevision MFR, Inc. ("MFR"), CSC Holdings, Inc., the Guarantors which are parties thereto, the lenders which are parties thereto (the "Banks"), Toronto Dominion (Texas), Inc., as Arranging Agent and as Administrative Agent, The Bank of New York, The Bank of Nova Scotia, The Canadian Imperial Bank of Commerce, NationsBank, N.A., and The Chase Manhattan Bank, as Managing Agents, Bank of Montreal, Chicago Branch, Barclays Bank, PLC, Fleet Bank, N.A., and Royal Bank of Canada, as Agents, Banque Paribas, Credit Lyonnais, BankBoston, N.A., The First National Bank of Chicago, Mellon Bank, N.A. and Societe Generale, New York Branch, as Co-Agents, and The Bank of New York and The Bank of Nova Scotia as Co Syndication Agents.


                                     (141)

                                INDEX TO EXHIBITS
                                  (continued)
  EXHIBIT
    NO.                            DESCRIPTION
  -------                          -----------

      10.48 First Amended and Restated Credit Agreement, dated as of May 28, 1998 among CSC TKR, Inc. Cablevision of Brookhaven, Inc., Cablevision of Oakland, Inc. Cablevision of Paterson, Inc. CSC TKR I, Inc. and UA-Columbia Cablevision of Westchester, Inc., the lenders which are parties thereto, Toronto Dominion (Texas), Inc., as Arranging Agent and as Administrative Agent, The Bank of New York, The Bank of Nova Scotia, The Canadian Imperial Bank of Commerce, NationsBank, N.A. and The Chase Manhattan Bank, as Managing Agents, the Bank of Montreal, Chicago Branch, Barclays Bank PLC, Fleet Bank, N.A. and the Royal Bank of Canada, as Agents, and Banque Paribas, Credit Lyonnais, BankBoston, N.A., The First National Bank of Chicago, Mellon Bank, N.A. and Societe Generale, New York Branch, as Co-Agents.

      10.49 Agreement and Plan of Merger, dated as of August 12, 1998 among Cablevision Parent, CCG Holdings, Inc. and Clearview Cinema Group, Inc. (incorporated herein by reference to Exhibit 10.1 of Cablevision Parent's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998).

      10.50 Stockholders Agreement, dated as of August 12, 1998 between Cablevision Parent and the stockholders of Clearview Cinema Group, Inc. party thereto (incorporated herein by reference to Exhibit 10.1 of Cablevision Parent's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998).

      10.51 Asset Purchase Agreement, dated as of December 8, 1999, by and among Telerama, Inc., Cablevision of Cleveland, L.P., and Adelphia Communications Corporation (incorporated herein by reference to Exhibit 99.1 of Cablevision Parent's Current Report on Form 8-K filed on December 17, 1999 (the "December 1999 8-K")).

      10.52 Agreement and Plan of Reorganization, dated as of December 8, 1999, by and among Cablevision of the Midwest, Inc., Cablevision of the Midwest Holding Co., Inc., Adelphia General Holdings II, Inc. and Adelphia Communications Corporation (incorporated herein by reference to Exhibit 99.2 of the December 1999 8-K).

      21    Subsidiaries of the Registrants.

      23.1  Consent of Independent Auditors.

      23.2  Consent of Independent Auditors.

      27    Financial Data Schedule - CSC Holdings, Inc. and Subsidiaries.

      27.1 Financial Data Schedule - Cablevision Systems Corporation and Subsidiaries.


                                     (142)