Form 10-K/A
period 1999-12-31
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS INC
filed 2000-04-28
CIK 1053112, 784681

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                   FORM 10-K/A

      (MARK ONE)
         [x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                        OR
         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                           FOR THE TRANSITION PERIOD FROM     TO
                               -------------------
                         CABLEVISION SYSTEMS CORPORATION
                               -------------------
         1-14764                   DELAWARE                     11-3415180
(COMMISSION FILE NUMBER)   (STATE OF INCORPORATION)           (IRS EMPLOYER
                              1111 STEWART AVENUE           IDENTIFICATION NO.)
                              BETHPAGE, NY 11714
                                (516) 803-2300
                   (REGISTRANT'S ADDRESS AND TELEPHONE NUMBER)
                               -------------------
                               CSC HOLDINGS, INC.

         1-9046                    DELAWARE                     11-2776686
(COMMISSION FILE NUMBER)   (STATE OF INCORPORATION)           (IRS EMPLOYER
                               1111 STEWART AVENUE          IDENTIFICATION NO.)
                               BETHPAGE, NY 11714
                                 (516) 803-2300
                   (REGISTRANT'S ADDRESS AND TELEPHONE NUMBER)
                               -------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
      TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
      -------------------             -----------------------------------------
Cablevision Systems Corporation               New York Stock Exchange
     Class A Common Stock

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

          Cablevision Systems Corporation                     Yes X  No
          CSC Holdings, Inc.                                  Yes X  No

          Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

          Aggregate market value of voting stock held by nonaffiliates of Cablevision Systems Corporation based on the closing price at which such stock was sold on the New York Stock Exchange on March 17, 2000: $8,020,730,025.

          Number of shares of common stock outstanding as of March 17, 2000:

    Cablevision Systems Corporation     Class A Common Stock -- 130,258,082
    Cablevision Systems Corporation     Class B Common Stock -- 43,126,836
    CSC Holdings, Inc.                          Common Stock -- 1,000

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                       AMENDMENT TO APPLICATION OR REPORT
                Filed pursuant to Section 12, 13, or 15(d) of the
                         Securities Exchange Act of 1934
                               -------------------
                         CABLEVISION SYSTEMS CORPORATION
                                 AMENDMENT NO. 1

          The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1999 as set forth in the pages attached hereto:

     Item 10. -- Directors and Executive Officers of the Registrant.
     Item 11. -- Executive Compensation.
     Item 12. -- Security Ownership of Certain Beneficial Owners and Management.
     Item 13. -- Certain Relationships and Related Transactions.

                       ITEM 10. -- DIRECTORS AND EXECUTIVE
                           OFFICERS OF THE REGISTRANT

The Board has nominated the director candidates named below. Of the fourteen nominees for director, ten are to be elected by the Class B stockholders and four are to be elected by the Class A stockholders.

All Cablevision directors are elected for one-year terms.

Personal information on each of our nominees is given below. All our nominees currently serve as Cablevision directors. Each current director was elected by stockholders at the last annual meeting except for Mr. Somers, who was elected by the Board in October 1999.

The Board met ten times last year. On average, Cablevision's directors attended 96% of Board and committee meetings.

If a director nominee becomes unavailable before the election, your proxy authorizes us to vote for a replacement nominee if the Board names one.

DIRECTORS TO BE ELECTED BY CLASS A STOCKHOLDERS

          CHARLES D. FERRIS, 67, Director since 1985. Member of the law firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. since 1981. Chairman of the Federal Communications Commission from October 1977 until April 1981.

          RICHARD H. HOCHMAN, 54, Director since 1986. Managing Partner of Regent Capital Partners, L.P. since April 1995. Managing Director of PaineWebber Incorporated from 1990 to April 1995. Mr. Hochman is also a director of Evercon, Inc. and R.A.B. Enterprises, Inc.

          VICTOR ORISTANO, 83, Director since 1985. Chairman of Alda Limited Partners, a holding company which has built and operated cable television systems in Connecticut, Florida, New Jersey, Pennsylvania and England since 1966. Mr. Oristano is also a member of the Board of Directors of People's Choice TV Corp.

          VINCENT TESE, 57, Director since 1996. Director of the Bear Stearns Companies, Inc. since December 1994. Chairman of Wireless Cable International, Inc. since July 1995. Chairman of Cross Country Wireless from December 1994 to July 1995. Mr. Tese served as Chairman and Chief Executive Officer of the New York State Urban Development Corporation from 1985 to 1987, and as Director of Economic Development for New York State from 1987 to December 1994. Mr. Tese also serves on the Board of Directors of Allied Waste Industries, Inc., Bowne and Company, Inc., Mack-Cali Realty Corp. and KeySpan Energy Corp.

DIRECTORS TO BE ELECTED BY CLASS B STOCKHOLDERS

          CHARLES F. DOLAN, 73, Director since 1985. Chairman of the Company since 1985. Chief Executive Officer of the Company from 1985 to October 1995. Founded and acted as the General Partner of the Company's predecessor from 1973 until 1985. Established Manhattan Cable Television in 1961 and Home Box Office in 1971. Charles F. Dolan is the father of James L. Dolan, Patrick F. Dolan and Thomas C. Dolan.

          JAMES L. DOLAN, 44, Director since 1991. President of the Company since June 1998 and Chief Executive Officer of the Company since October 1995. Chief Executive Officer of Rainbow Programming Holdings, Inc., a subsidiary of the Company, from September 1992 to October 1995. Vice President of the Company from 1987 to September 1992. James
          L. Dolan is the son of Charles F. Dolan and the brother of Patrick F. Dolan and Thomas C. Dolan.

          WILLIAM J. BELL, 60, Director since 1985. Vice Chairman of the Company since 1985. Joined the Company's predecessor in 1979.

          ROBERT S. LEMLE, 47, Director since 1988. Executive Vice President, General Counsel and Secretary of the Company since February 1994. Senior Vice President, General Counsel and Secretary of the Company from 1986 to February 1994.

          THOMAS C. DOLAN, 47, Director since 1998. Senior Vice President and Chief Information Officer of the Company since February 1996. Vice President and Chief Information Officer of the Company from July 1994 to February 1996. General Manager of the Company's East End Long Island cable system from November 1991 through July 1994. Thomas C. Dolan is the son of Charles F. Dolan and brother of Patrick F. Dolan and James L. Dolan.

          SHEILA A. MAHONY, 58, Director since 1988. Executive Vice President, Communications, Government and Public Affairs since April 1999. Senior Vice President, Communications and Public Affairs of the Company from June 1995 through April 1999. Vice President of Government Relations and Public Affairs of the Company and the Company's predecessor from 1980 to June 1995.

          PATRICK F. DOLAN, 49, Director since 1991. Vice President of News of the Company since September 1995. News Director of News 12 Long Island, a subsidiary of the Company, since December 1991. Patrick F. Dolan is the son of Charles F. Dolan and the brother of James L. Dolan and Thomas C. Dolan.

          JOHN TATTA, 80, Director since 1985. Consultant to the Company since January 1992. President of the Company from 1985 through December 1991. Chief Operating Officer of the Company from 1985 to 1989 and of the Company's predecessor from 1973 through 1985. Executive Vice President and director of operations of Manhattan Cable Television during the 1960s and early 1970s.

          DANIEL E. SOMERS, 52, Director since October 1999. President and Chief Executive Officer of AT&T Broadband since December 1999. Senior Executive Vice President and Chief Financial Officer of AT&T from May 1997 through December 1999. Chairman and Chief Executive Officer of Bell Cablemedia, plc, of London for two years. Executive Vice President and Chief Financial Officer of Bell Canada International, Inc. from 1992 through 1995. Prior to joining Bell Canada, Mr. Somers held a number of senior executive, financial and operating management positions with Radio Atlantic Holdings Ltd. and Imasco Ltd. Mr. Somers is also a director of Liberty Media Corporation, CableLabs, the Chase National Advisory Board and The Lubrizol Corporation.

          WILLIAM R. FITZGERALD, 43, Director since April 1999. Executive Vice President and Chief Operating Officer of AT&T Broadband since November 1998. Executive Vice President of Corporate Development and Partnership Relations of TCI Communications, Inc. from December 1997 to November 1998. Senior Vice President of Corporate Development of TCI Communications from March 1996 to December 1997. Prior to joining TCI Communications, Mr. Fitzgerald was Senior Vice President and a Partner at Daniels & Associates.

DIRECTOR COMPENSATION

Cablevision employees receive no extra pay for serving as directors. Non-employee directors receive a base fee of $30,000 per year; $1,000 per Board and committee meeting attended in person, and $500 per Board and committee meeting attend by telephone. Non-employee directors also receive $2,500 annually per committee membership and $5,000 annually per committee chairmanship.

We also pay a portion of director compensation in stock options. Each non-employee director receives options to purchase 20,000 shares of stock when first elected to the Board and, if the director remains in office, options to purchase an additional 5,000 shares each following year. The exercise price for these options is the closing price of the stock on the date prior to the grant, and they are all vested when granted.

BOARD COMMITTEES

The Board has three permanent committees: the Audit Committee, the Compensation Committee and the Executive Committee. The Board does not have a Nominating Committee.

THE AUDIT COMMITTEE is responsible for assisting the Board of Directors in its oversight of the Company's accounting and financial reporting principles and policies and internal audit controls and procedures, in its oversight of the Company's financial statements and the independent audit of those statements, and in its selection, evaluation and retention of outside auditors.

Committee members: Messrs. Oristano (Chairman), Hochman and Tese.

Meetings last year: two

THE COMPENSATION COMMITTEE represents the Board in discharging its responsibilities with respect to the Company's employee stock plans and, in doing so, administers such plans with regard to, among other things, the determination of eligibility of employees, the granting of stock, SARs and/or options, and the termination of such plans. This committee also determines the appropriate levels of compensation, including salaries, bonuses, stock and option rights and retirement benefits for members of the Company's senior management, subject to the approval of the Board of Directors. A subcommittee of the Compensation Committee has exclusive authority and responsibility for, and with respect to, all annual bonus determinations for each named executive officer and any grants or awards under the Company's Employee Stock Plan or Long-Term Incentive Plan to any executive officer of the Company, and to the Company's other most senior employees.

Committee members: Messrs. Hochman (Chairman), Oristano and Tatta.

Meetings last year: four

Subcommittee members: Messrs. Hochman and Oristano

Meetings last year: two

THE EXECUTIVE COMMITTEE has broad power to act on behalf of the Board. In practice, the committee only meets when it is impractical to call a meeting of the full Board.

Committee members: Messrs. James Dolan (Chairman), Bell, Lemle, Hochman and
Tatta.

Meetings last year: five

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

                             OUR EXECUTIVE OFFICERS

Our executive officers are:
Charles F. Dolan      Chairman
James L. Dolan        Chief Executive Officer and President
William J. Bell       Vice Chairman
Robert S. Lemle       Executive Vice President, General Counsel and Secretary
Andrew B. Rosengard   Executive Vice President, Finance and Controller
Sheila A. Mahony      Executive Vice President, Communications, Government and
                         Public Affairs
Margaret Albergo      Executive Vice President, Planning and Operations
Thomas C. Dolan       Senior Vice President and Chief Information Officer

Biographies of Messrs. Charles Dolan, James Dolan, Thomas Dolan, Bell, Lemle and Ms. Mahony are set forth above. Biographies for Mr. Rosengard and Ms. Albergo are below.

          ANDREW B. ROSENGARD, 42, Executive Vice President, Finance and Controller of the Company since April 1999. Executive Vice President, Financial Planning and Controller of the Company November 1997 to April 1999. Senior Vice President and Controller of the Company from February 1996 to November 1997. Senior Vice President, Finance for Rainbow Programming Holdings, Inc., a subsidiary of the Company, from 1990 to February 1996.

          MARGARET ALBERGO, 46, Executive Vice President, Planning and Operations since April 1999. Senior Vice President, Planning and Performance of the Company from October 1996 to April 1999. Senior Vice President, Operations of Rainbow Programming Holdings, Inc., a subsidiary of the Company from August 1995 to October 1996. Vice President, Corporate Development of Rainbow Programming Holdings, Inc. from 1993 to August 1995. Director of Operations and Administration of News 12 Long Island from 1991 to 1993.

                       ITEM 11. -- EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION TABLES

These tables show the compensation of the Company's Chief Executive Officer and the four other most highly paid executives.

SUMMARY COMPENSATION TABLE

                                       ANNUAL COMPENSATION                   LONG TERM COMPENSATION AWARDS
                                       -------------------                   -----------------------------              ALL OTHER
                                                                                     SECURITIES UNDERLYING           COMPENSATION
NAME/PRINCIPAL POSITION                YEAR     SALARY($)            BONUS($)              OPTIONS/SARs(#)                 ($)(1)
-----------------------                ----     ---------            --------              ---------------                 ------
Charles F. Dolan                       1999       900,000           2,000,000                            0                388,721
Chairman & Director                    1998       900,000           1,160,000                            0                473,229
                                       1997       525,000             525,000                            0                315,962

James L. Dolan                         1999       950,000           2,000,000                            0              4,463,681
President, Chief Executive             1998       900,000           2,500,000                      160,000                137,682
Officer & Director                     1997       550,000           2,750,000                            0                213,684

William J. Bell                        1999       770,000           1,400,000                            0              2,263,128
Vice Chairman & Director               1998       700,000           1,900,000                            0                119,611
                                       1997       525,000           2,150,000                      700,000                117,275

Robert S. Lemle                        1999       625,000             875,000                            0              1,825,380
Executive Vice President,              1998       525,000           1,000,000                            0                 60,539
General Counsel, Secretary &           1997       475,000           1,250,000                      605,200                 51,753
Director

Andrew B. Rosengard                    1999       575,000             900,000                            0                181,565
Executive Vice President,              1998       450,000             900,000                            0                147,875
Finance & Controller                   1997       350,000             800,000                            0                619,833

(1) For 1999, represents the sum of (i) for each individual, $3,200 contributed by CSC Holdings on behalf of such individual under the Company's Cash Balance Pension Plan (the "Pension Plan"), (ii) for each individual, $30,000 credited to such individual (other than Mr. James Dolan and Mr. Rosengard) on the books of the Company pursuant to the defined contribution portion of the Company's Supplemental Benefit Plan (the "Supplemental Plan"), (iii) for each individual, $4,000 contributed by the Company on behalf of such individual as a matching contribution under the Company's 401(k) Plan, (iv) for each individual, the following amounts paid as a premium on individual life insurance policies purchased by the Company for the executive officer to replace coverage under the integrated policy previously provided by the
         Company: Mr. Charles Dolan $130,276, Mr. James Dolan $37,705, Mr. Bell $82,037, Mr. Lemle $20,268 and Mr. Rosengard $9,305, (v) for Mr. Charles Dolan, Mr. James Dolan, Mr. Bell and Mr. Lemle: $221,245, $135,537, $2,271 and $1,074, respectively, representing the value of personal use of the Company's aircraft, determined in accordance with the Standard Industry Fare Level as promulgated by the Internal Revenue Service, (vi) for Mr. James Dolan, Mr. Bell and Mr. Lemle: $4,283,239, $2,141,620 and $1,766,838, respectively, representing the payout of a Long Term Incentive Plan award and (vii) in the case of Mr. Rosengard, amounts allocated in respect of a deferred compensation plan, including an initial amount of $500,000 in 1997 plus an annual amount equal to 20% of base salary, together with attributable interest thereon, aggregating $104,245, $131,370 and $165,060 in 1997, 1998 and 1999,
         respectively.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                            POTENTIAL REALIZABLE
                                                    INDIVIDUAL GRANTS                                           VALUE AT ASSUMED
                                                    -----------------                                            ANNUAL RATES OF
                                          % OF TOTAL                                                                 STOCK PRICE
                                             OPTIONS                                                                APPRECIATION
                                          GRANTED TO                            MARKET                                  FOR
                                           EMPLOYEES     EXERCISE OR             PRICE                            OPTION TERM(2)
                             OPTION        IN FISCAL      BASE PRICE        ON DATE OF     EXPIRATION
         NAME         GRANTED(#)(1)        YEAR 1999       ($/SHARE)          GRANT($)           DATE           5%($)        10%($)
         ----         -------------        ---------       ---------          --------           ----           -----        ------
James L. Dolan........      240,000             5.2%           67.50             67.50        8/03/09      10,188,093    25,818,628
William J. Bell.......      200,000             4.3%           67.50             67.50        8/03/09       8,490,077    21,515,523
Robert S. Lemle.......      150,000             3.2%           67.50             67.50        8/03/09       6,367,558    16,136,642
Andrew B. Rosengard ..      150,000             3.2%           67.50             67.50        8/03/09       6,367,558    16,136,642

---------
 (1) Options granted on August 2, 1999, under the 1998 Employee Stock Plan. Such options become exercisable in annual installments of 33.33% per year, beginning on August 2, 2000 and on each of the first two anniversaries of that date. Vesting of options may be accelerated upon a change of control of the Company (see "Employee Contracts and Severance and Change-In-Control Arrangements" below). No SARs were granted in 1999 to the named executive officers.

(2) The dollar amounts under these columns are the result of calculations at 5% and 10% rates set by the SEC, and therefore are not intended to forecast possible future appreciation of the Company's stock price. In all cases the appreciation is calculated from the award date to the end of the option term.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR-END OPTION/SAR VALUES

                                                                                                                           VALUE OF
                                                                                      NUMBER OF SECURITIES              UNEXERCISED
                                                                                      UNDERLYING UNEXERCISED           IN-THE-MONEY
                                                                                      OPTIONS/SARs AT                OPTIONS/SARs AT
                                     SHARES ACQUIRED                                      12/31/99(#)                   12/31/99($)
                                                  ON           VALUE                      -----------                   -----------
         NAME                         EXERCISE(#)(1)     REALIZED($)      EXERCISABLE/  UNEXERCISABLE    EXERCISABLE/ UNEXERCISABLE
         ----                         --------------     -----------      ------------  -------------    ------------ -------------
Charles F. Dolan..........                        --              --                --             --              --            --
James L. Dolan............                        --              --           199,332        346,668      12,039,936     7,020,064
William J. Bell...........                   475,332      34,361,217           266,668        200,000      18,233,425     1,600,000
Robert S. Lemle...........                   239,000      16,197,594           532,200        150,000      36,314,925     1,200,000
Andrew B. Rosengard.......                    73,338       5,038,550(2)         59,998        150,000       4,102,363(3)  1,200,000

---------
(1) Exercise of stock options and SARs granted under CSC Holdings' Amended and Restated Employee Stock Plan and CSC Holdings' First Amended and Restated 1996 Employee Stock Plan.

(2) Including a cash payment of $614,118 representing a bonus related to stock price improvement.

(3) Including a potential cash payment of $307,082 representing a bonus related to potential stock price improvement.

              LONG-TERM INCENTIVE PLANS AWARDS IN LAST FISCAL YEAR

                                                            PERFORMANCE
                                                                     OR
                                                                  OTHER
                                           NUMBER OF             PERIOD
                                       SHARES, UNITS              UNTIL                  ESTIMATED FUTURE PAYOUTS UNDER
                                                  OR         MATURATION                  NON-STOCK PRICE-BASED PLANS
                                        OTHER RIGHTS                 OR                  ---------------------------
         NAME                                    (#)             PAYOUT       THRESHOLD($)            TARGET($)         MAXIMUM($)
         ----                                    ---             ------       ------------            ---------         ----------
Charles F. Dolan.......                           --                 --                 --                   --                --
James L. Dolan.........                          N/A          12-36 mos.                --            4,500,000(1)             --
William J. Bell........                          N/A          12-36 mos.                --            2,500,000(1)             --
Robert S. Lemle........                          N/A          12-36 mos.                --            2,000,000(1)             --
Andrew B. Rosengard....                          N/A          12-36 mos.                --            1,200,000(1)             --

---------
(1) Contingent cash awards granted under the Company's Long-Term Incentive Plan, in the amounts indicated. The indicated amounts are payable in full upon the attainment of specified performance objectives, including
         (a) incremental cash flow and revenues and cumulative revenues from new businesses, as defined, in respect of calendar years 1999, 2000 and 2001 in excess of specified targets, or (b) private market value of the Company at the end of any calendar quarter starting with the fourth quarter of 1999 in excess of specified targets.

DEFINED BENEFIT PENSION PLAN

The Company's Nonqualified Supplemental Benefit Plan provides actuarially determined pension benefits, among other types of benefits, for nine employees of the Company or its subsidiaries who were previously employed by Cablevision Systems Services Corporation ("CSSC"). CSSC, which is wholly-owned by Charles Dolan, provided management services to Cablevision Company (the Company's predecessor) and to certain affiliates of the Company. The Supplemental Plan is designed to provide these employees, in combination with certain qualified benefit plans maintained by the Company and certain qualified retirement plans formerly maintained by CSSC, with the same retirement benefit formulae they would have enjoyed had they remained employees of CSSC and continued to participate in the former CSSC qualified plans. The Supplemental Plan provides that the Company may set aside assets for the purpose of paying benefits under the Supplemental Plan, but that any such assets remain subject to the claims of creditors of the Company.

The defined benefit feature of the Supplemental Plan provides that, upon attaining normal retirement age (the later of age 65 or the completion of five years of service), a participant will receive an annual benefit equal to the lesser of 75% of his or her average compensation (not including bonuses and overtime) for his or her three most highly compensated years and the maximum benefit permitted by the Code (the maximum in 1999 is $130,000 for employees who retire at age 65), reduced by the amount of any benefits paid to such individual pursuant to the qualified defined benefit plan formerly maintained by CSSC. This benefit will be reduced proportionately if the participant retires or otherwise terminates employment before reaching normal retirement age.

The following sets forth the estimated annual benefits payable upon normal retirement under the defined benefit portion of the Supplemental Plan (reduced by any retirement benefits paid in connection with the termination of the CSSC Defined Benefit Pension Plan) to the following persons: Mr. Charles Dolan, $193,092; Mr. James Dolan, $0; Mr. Bell, $105,323; Mr. Lemle, $116,129 and Mr.
Rosengard, $0.

EMPLOYMENT CONTRACTS AND SEVERANCE
AND CHANGE-IN-CONTROL ARRANGEMENTS

Charles Dolan has an employment agreement with the Company which expired in January 2000, and was automatically renewed until January 2001. The employment agreement will automatically renew for successive one-year terms unless terminated by either party at least three months prior to the end of the then existing term. The agreement provides for annual compensation of not less than $400,000 per year to Mr. Dolan. The agreement also provides for payment to Mr. Dolan's estate in the event of his death during the term of such agreement, of an amount equal to the greater of one year's base salary or one-half of the compensation that would have been payable to Mr. Dolan during the remaining term of such agreement.

Under the applicable award agreements, the vesting of the bonus award shares, stock options and SARs granted to employees, including Messrs. James Dolan, Bell and Lemle, under the Company's Employee Stock Plan and its predecessor plans, may be accelerated, in certain circumstances, upon a "change of control" of the Company. A "change of control" is defined as the acquisition by any person or group, other than Charles Dolan or members of his immediate family (or trusts for the benefit of Charles Dolan or his immediate family) or any employee benefit plan sponsored or maintained by the Company, of
(1) the power to direct the management of substantially all of the cable television systems then owned by the Company in the New York City metropolitan area, or (2) after any fiscal year of the Company in which the Company's cable television systems in the New York City metropolitan area contributed in the aggregate less than a majority of the net revenues of the Company and its consolidated subsidiaries, the power to direct the management of the Company or substantially all of its assets. Upon such a change in control, the bonus award shares, stock options and SARs may be converted into either a right to receive an amount of cash based upon the highest price per share of Common Stock paid in the transaction resulting in the change of control, or into a corresponding award with equivalent profit potential in the surviving entity, at the election of the Compensation Committee.

The Company adopted as of May 1, 1994, a severance pay plan pursuant to which an employee whose employment is involuntarily terminated (other than for cause) or who resigns with the approval of the Company, may receive a benefit in an amount determined by the Company.

In March 1998, the Company entered into employment agreements with each of Messrs. Bell and Lemle, which agreements replaced previous employment agreements. The agreements are each for a three year term that automatically extends for an additional one year period on January 1, 1999, 2000 and 2001, respectively, unless the Company or the executive notifies the other of its election not to extend by the preceding October 31. The agreements currently expire on December 31, 2002. In January 1999, the Company entered into an employment agreement with James Dolan. This agreement is for a three year term that automatically extends for an additional one year period on January 1, 2000 and 2001, respectively, unless the Company or Mr. Dolan notifies the other of an election not to extend by the preceding October 31. The agreement currently expires on December 31, 2002. Under their respective agreements, these executives are to receive annual salaries of not less than $950,000 in the case of Mr. James Dolan, $700,000, in the case of Mr. Bell and $525,000 in the case of Mr. Lemle. Each agreement also provides that in the event that the executive leaves the Company involuntarily (other than for cause), following a change of control (as defined above), or because such executive's compensation, title or responsibilities are reduced without his consent, such executive shall be entitled to receive (1) a severance payment of not less than the salary due for the remainder of the employment agreement or one year's annual salary (or three times the sum of his annual salary plus his prior year's annual bonus in the event of a change of control), whichever is greater, (2) an annual bonus of not less than 100% of annual salary for Messrs. James Dolan and Bell and 65% of annual salary for Mr. Lemle, pro rated for the months worked during such year, (3) the right to receive payment of all bonus shares and deferred compensation awards, and to exercise all stock option and conjunctive right awards for the remainder of the term of the agreement, or a period of 180 days, if greater, whether or not such awards are due or exercisable at the time, (4) the right to receive payment of all outstanding long-term performance awards, at such time, if any, as such awards shall be earned (as if such employee remained in the continuous employ of the Company through the payment date), (5) three years payment of life insurance premiums and (6) the right to participate in the Company's health plan for retired executives.

In February 1996, the Compensation Committee adopted the Cablevision Systems Corporation Supplemental Life Insurance Premium Payment Plan (the "Supplemental Life Insurance Premium Payment Plan"). Under the Supplemental Life Insurance Premium Payment Plan, at all times following a change of control (as detailed above) the Company would pay on behalf of certain executive officers of the Company, including Messrs. James Dolan, Bell and Lemle, all premiums on life insurance policies purchased by the Company for such executive officers, up to the aggregate amount of additional premiums, if any, necessary to fund fully the face amount of such executive officer's policy as in effect immediately prior to the change of control.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

As disclosed above, the Compensation Committee of the Board of Directors is comprised of Messrs. Oristano, Tatta and Hochman. Mr. Tatta, the former President of CSC Holdings, is currently a consultant to the Company. Mr. Oristano and Mr. Hochman are not employees of the Company. Certain relationships and transactions between the Company and those individuals or their affiliates are described under Item 13. Certain Relationships and Related Transactions.

              ITEM 12. -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

                              STOCK OWNERSHIP TABLE

This table shows the number and percent of shares of Class A and Class B Common Stock owned of record and beneficially as of March 1, 2000 by each director and each executive officer of the Company named in the summary compensation table. The table also shows the name, address and the number and percent of shares of Class A and Class B Common Stock owned by persons beneficially owning more than five (5%) percent of any class.

                                                                                                                    COMBINED VOTING
                                                                                                                       POWER OF
                                              CLASS A                     CLASS B                                  CLASS A & CLASS B
                                               COMMON                     COMMON              CLASS A & CLASS B      COMMON STOCK
                                               STOCK                       STOCK                COMMON STOCK         BENEFICIALLY
                                            BENEFICIALLY               BENEFICIALLY             BENEFICIALLY          OWNED(1)(2)
NAME AND ADDRESS                              OWNED(1)                  OWNED(1)(2)              OWNED(1)(2)          -----------
----------------                              --------                  -----------              -----------
Charles F. Dolan(3)(4)(5)
1111 Stewart Avenue
Bethpage, NY 11714 .....................         938,401      *          23,137,124    53.6%      24,075,525      13%        44.1%

Charles F. Dolan
1997 Grantor Retained
Annuity Trust(5) .......................            --        --          4,230,655     9.8%       4,230,655     2.4%         7.5%

Gabelli Funds, Inc.(6)
GAMCO Investors, Inc.(6)
One Corporate Center
Rye, NY 10580 ..........................       8,828,650     6.8%              --        --        8,828,650     5.1%         1.8%

AT&T Corporation(7)
32 Avenue of the Americas
New York, NY 10013 .....................      49,982,572    38.4%              --        --       49,982,572    28.8%         8.9%

James L. Dolan(11)(14)(22) .............         130,333      *           1,326,464     3.1%       1,456,797      *           2.4%

William J. Bell(8)(11) .................         201,195      *                --        --          201,195      *            *

Robert S. Lemle(9)(11) .................         994,470      *                --        --          994,470      *            *

Andrew B. Rosengard(11) ................          39,215      *                --        --           39,215      *            *

Sheila A. Mahony(11) ...................          35,585      *                --        --           35,585      *            *

Thomas C. Dolan(11)(16)(21)  ...........          43,600      *           1,212,464     2.8%       1,256,064      *           2.2%

Patrick F. Dolan(11)(15)(20) ...........          47,333      *           1,215,140     2.8%       1,262,473      *           2.2%

John Tatta(10)(12) .....................          82,400      *                --        --           82,400      *            *

Charles D. Ferris(12) ..................          45,000      *                --        --           45,000      *            *

Richard H. Hochman(12) .................          49,376      *                --        --           49,376      *            *

Victor Oristano(12)(13) ................          45,000      *                --        --           45,000      *            *

Vincent Tese(12) .......................          19,000      *                --        --           19,000      *            *


Daniel E. Somers(7)(12) ................          20,000      *                --        --           20,000      *            *

William R. Fitzgerald(7)(12) ...........          25,000      *                --        --           25,000      *            *

All executive officers
and directors as a group
(16 persons)
(3)(4)(5)(8)(9)(10)(11)
(12)(13)(14)(15)(16)(20)
(21)(22)(23)(24)(25)(26) ...............       2,749,916     2.1%        26,891,192    62.4%      29,641,108    17.1%        48.4%

Paul J. Dolan(17)(22)
100 Corporate Place Suite 150
Chardon, OH 44024 ......................          14,800      *           2,424,928     5.6%       2,439,728     1.4%         4.3%

Kathleen M. Dolan
   (17)(23)(24)(25)(26)(27)(28)
1111 Stewart Avenue
Bethpage, NY 11714 .....................       1,560,224     1.2%         6,283,744    14.6%       7,843,968     4.5%        11.5%

Mary S. Dolan(18)(20)
300 So. Riverside Plaza
Suite 1480 Chicago, IL 60606  ..........          11,000      *           2,389,604     5.5%       2,400,604     1.4%         4.3%

Deborah A. Dolan-Sweeney
   (18)(23)(24)(25)(26)(27)(28)
1111 Stewart Avenue
Bethpage, NY 11714 .....................       1,560,224     1.2%         6,283,744    14.6%       7,843,968     4.5%        11.5%

Matthew J. Dolan(19)(21)
231 Main Street
Court House Annex
Chardon, OH 44024 ......................           4,000      *           2,389,604     5.5%       2,393,604     1.4%         4.3%

Marianne E. Weber
   (19)(23)(24)(25)(26)(27)(28)
1111 Stewart Avenue
Bethpage, NY 11714 .....................       1,560,224     1.2%         6,248,420    14.5%       7,808,644     4.5%        11.4%

Dolan Family LLC (28)
c/o William A. Frewin, Jr.
340 Crossways Park Drive
Woodbury, NY 11797 .....................              --      --          5,000,000    11.6%        5,000,000    2.9%         8.9%

Edward C. Atwood
   (23)(24)(25)(26)(28)(29)
1111 Stewart Avenue
Bethpage, NY 11714 .....................         162,033      *           5,445,104    12.6%       5,607,137     3.2%         9.7%

John MacPherson(30)
21 Old Town Lane
Halesite, NY 10019 .....................         164,600      *           7,560,296    17.5%       7,724,896     4.5%        13.5%

---------

  *      Less than 1%

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

(2) Class B Common Stock is convertible into Class A Common Stock at the option of the holder on a share for share basis. The holder of one share of Class A Common Stock is entitled to one vote at a meeting of stockholders of the Company, and the holder of one share of Class B Common Stock is entitled to ten votes at a meeting of stockholders of the Company except in the separate class elections of directors.

(3) Includes 774,555 shares of Class A Common Stock owned by the Dolan Family Foundation, a New York not-for-profit corporation, the sole members of which are Charles Dolan and his wife, Helen A. Dolan. Neither Mr. Dolan nor Mrs. Dolan has an economic interest in such shares, but Mr. Dolan and his wife share the ultimate power to vote and dispose of such shares. Under certain rules of the Securities and Exchange Commission, so long as Mr. Dolan and his wife retain such powers, each of Mr. Dolan and his wife is deemed to have beneficial ownership thereof. Also includes 20,000 shares of Class A Common Stock owned directly by Mrs. Dolan.

(4) Does not include an aggregate of 14,835,712 shares of Class B Common Stock and 151,000 shares of Class A Common Stock held by trusts for the benefit of Dolan family interests (the "Dolan Family Trusts"). Mr. Dolan disclaims beneficial ownership of the shares owned by the Dolan Family Trusts, in that he has neither voting nor investment power with respect to such shares.

(5)      Includes 4,230,655 shares of Class B Common Stock owned by the Charles
         F. Dolan 1997 Grantor Retained Annuity Trust (the "GRAT"). The GRAT was established on April 30, 1997 by Charles F. Dolan for estate planning purposes. The GRAT, through its trustees, has the sole power to vote and dispose of such shares. The two co-trustees of the trust are Charles F. Dolan and his wife, Mrs. Dolan. For three years, the GRAT will pay to Charles F. Dolan, and in the event of his death, to Mrs. Dolan, a certain percentage of the fair market value of the property initially contributed to the GRAT (the "Annuity"). If Mr. Dolan is living at the expiration of the term of the GRAT, the remainder will pass into another trust for the benefit of Mrs. Dolan and the descendants of Charles F. Dolan. If Mr. Dolan is not living at the expiration of the term of the GRAT, the then principal of the GRAT will pass to his estate or to Mrs. Dolan.

 (6) The Company has been informed that certain operating subsidiaries of Gabelli Funds, Inc. ("GFI") beneficially held, or exercise investment discretion over various institutional accounts which beneficially held as of December 15, 1999, an aggregate of 8,828,650 shares of Class A Common Stock. The Company has been informed that GAMCO Investors, Inc., an investment advisor registered under the Investment Advisors Act of 1940, as amended and a wholly-owned subsidiary of Gabelli Asset Management, Inc., held sole dispositive power over 6,372,087 of such shares and sole voting power over 6,245,087 of such shares.

(7) The Company has been informed that AT&T beneficially owned an aggregate of 48,942,172 shares of Class A Common Stock. AT&T or its subsidiaries have sole voting and investment power with respect to such shares. Also includes 1,040,400 shares held directly by Liberty Media Corporation, a wholly-owned subsidiary of AT&T, as to which AT&T disclaims beneficial ownership. AT&T is a party to a Stockholders Agreement with the Company and holders of Class B Common Stock, which agreement, among other things, requires the Class B Stockholders to vote to elect for director, up to two persons nominated by AT&T, and requires AT&T to vote its shares of Class A Common Stock in proportion to the vote of the other, non-affiliated Class A Stockholders, on certain matters. Each of Messrs. William R. Fitzgerald and Daniel E. Somers, each a Director and Nominee for Director of the Company, is an officer of AT&T. Each of Messrs. Fitzgerald and Somers disclaim any beneficial ownership interest in these shares.

(8) Includes 50,000 shares of Class A Common Stock purchased by William J. Bell in April 1999.

(9) Includes 34,000 shares of Class A Common Stock purchased by Robert S. Lemle in April 1999 and 10,000 shares of Class A Common Stock owned by a family partnership of which Mr. Lemle is the general partner. Also includes 52 shares of Class A Common Stock owned by a minor child. Also includes 15,000 shares of Class A Common Stock owned by the Estate of Marc Lustgarten for which Robert S. Lemle serves as co-executor and, in such capacity, shares the power to vote and dispose of such shares and 581,000 shares of Class A Common Stock issuable upon the exercise of options granted to Marc Lustgarten pursuant to the Company's Employee Stock Plan which, on March 1, 2000 were unexercised but were exercisable within a period of 60 days from that date, owned by the Estate of Marc Lustgarten for which Robert S. Lemle serves as co-executor and, in such capacity, will share the power to vote and dispose of such shares, when issued.

(10) Includes 43,600 shares of Class A Common Stock by the John Tatta Charitable Remainder Unitrust UAD 12/16/98 (the "JTCRT"). The JTCRT was established on December 16, 1998 by John Tatta for charitable purposes. Mr. Tatta, disclaims beneficial ownership of the stock beneficially owned by trusts for the benefit of his family, in that he has neither voting nor investment power with respect to such shares. Includes 33,800 shares of Class A Common Stock held by the Anne Tatta Grantor Retained Annuity Trust UTA June 21, 1999 ("Anne Tatta GRAT"). The Anne Tatta GRAT is a New York trust for the benefit of Tatta family interests of which is Stephen A. Carb, Esq. is trustee.

(11) Includes shares of Class A Common Stock issuable upon the exercise of options granted pursuant to the Company's Employee Stock Plan which on March 1, 2000 were unexercised but were exercisable within a period of 60 days from that date. These amounts include the following number of shares for the following individuals: Mr. James Dolan 126,333; Mr. Bell 150,000; Mr. Lemle 309,600; Mr. Rosengard 29,999; Ms. Mahony 30,000;
         Mr. Patrick Dolan 39,733 and Mr. Thomas Dolan 39,600; all executive officers and directors as a group 752,433.

(12) Includes shares of Class A Common Stock issuable upon the exercise of options granted pursuant to CSC Holdings' 1996 Stock Option Plan, as amended, for Non-Employee Directors, which on March 1, 2000 were unexercised but were exercisable within a period of 60 days from that date. These amounts include the following number of shares for the following individuals: Mr. Tatta 5,000, Mr. Ferris 41,000; Mr. Hochman 41,000; Mr. Oristano 41,000; Mr. Tese 19,000, Mr. Fitzgerald 25,000 and Mr. Somers 20,000.

(13) The shares listed are owned by the Oristano Foundation, a charitable trust the trustees of which are members of the Oristano family.

(14) Includes 114,000 shares of Class B Common Stock owned by trusts for minor children as to which James L. Dolan disclaims beneficial ownership. Also includes 1,212,464 shares of Class B Common Stock held by a family trust of which James L. Dolan is a contingent beneficiary and a co-trustee, as to which James L. Dolan disclaims beneficial ownership, which shares are also described in footnote (22).

(15) Includes 38,000 shares of Class B Common Stock owned by a trust for a minor child as to which Patrick F. Dolan disclaims beneficial ownership. Also includes 1,177,140 shares of Class B Common Stock held by a family trust of which Patrick F. Dolan is a contingent beneficiary and a co-trustee, as to which Patrick F. Dolan disclaims beneficial ownership, which shares are also described in footnote (20).

(16) Includes 1,212,464 shares of Class B Common Stock held by a family trust of which Thomas C. Dolan is a contingent beneficiary and a co-trustee, as to which Thomas C. Dolan disclaims beneficial ownership, which shares are also described in footnote (21) .

(17) Includes 1,212,464 shares of Class B Common Stock held by the DC Kathleen Trust, the co-trustees of which are Kathleen Dolan and Paul Dolan.

(18) Includes 1,212,464 shares of Class B Common Stock held by the DC Deborah Trust, the co-trustees of which are Deborah Dolan-Sweeney and Mary Dolan.

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

(20) Includes 1,177,140 shares of Class B Common Stock held by the DC Patrick Trust, the co-trustees of which are Patrick Dolan and Mary Dolan.

(21) Includes 1,212,464 shares of Class B Common Stock held by the DC Thomas Trust, the co-trustees of which are Thomas Dolan and Matthew Dolan.

(22) Includes 1,212,464 shares of Class B Common Stock held by the DC James Trust, the co-trustees of which are James Dolan and Paul Dolan.

(23) Includes 23,500 shares of Class B Common Stock held by the Dolan Descendants Trust, the co-trustees of which are Edward C. Atwood, Kathleen M. Dolan, Marianne E. Weber, and Deborah Dolan-Sweeney.

(24) Includes 29,000 shares of Class B Common Stock held by the Dolan Progeny Trust, the co-trustees of which are Edward C. Atwood, Kathleen
         M. Dolan, Marianne E. Weber, and Deborah Dolan-Sweeney.

(25) Includes 16,500 shares of Class B Common Stock held by the Dolan Grandchildren Trust, the co-trustees of which are Edward C. Atwood, Kathleen M. Dolan, Marianne E. Weber, and Deborah Dolan-Sweeney.

(26) Includes 2,280 shares of Class B Common Stock held by the Dolan Spouse Trust, the co-trustees of which are Edward C. Atwood, Kathleen M. Dolan, Marianne E. Weber, and Deborah Dolan-Sweeney.

(27) Includes 1,556,224 shares of Class A Common Stock owned by the Dolan Children's Foundation, a New York not-for-profit corporation, the sole members of which are Marianne E. Weber, Kathleen M. Dolan and
         Deborah Dolan-Sweeney. None of the members has an economic interest in such shares, but each member shares the ultimate power to vote and dispose of such shares.

(28) Includes 5,000,000 shares of Class B Common Stock owned by Dolan Family LLC , a Delaware limited liability company, the members of which are four Dolan family trusts, the co-trustees of which are Edward C. Atwood, Marianne E. Weber, Kathleen M. Dolan and
         Deborah Dolan-Sweeney. Edward C. Atwood serves as Manager of Dolan Family LLC, but does not have an economic interest in such shares. Each of the co-trustees shares the ultimate power to vote and dispose of such shares.

(29)     Includes 5,000 shares of Class A Common Stock owned directly by Edward
         C. Atwood and his wife, Marie E. Atwood. Also includes 6,033 shares of Class A Common Stock issuable upon the exercise of options granted pursuant to the Company's Employee Stock Plan which on March 1, 2000 were unexercised but were exercisable within a period of 60 days from that date. Also includes 151,000 shares of Class A Common Stock held by a trust for the benefit of Edward C. Atwood's wife, Marie E. Atwood and 373,824 shares of Class B Common Stock held by a trust for the benefit of Edward C. Atwood's wife, Marie E. Atwood.

(30) Includes an aggregate of 7,560,296 shares of Class B Common Stock and an aggregate of 151,000 shares of Class A Common Stock each held by various trusts for the benefit of family members of Charles F. Dolan's family for which Mr. John MacPherson serves as Trustee and, in such capacity, exercises sole voting power and dispositive power with respect to such shares.

                        ---------------------------------

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

Pursuant to the Stockholders Agreement, dated as of March 4, 1998, among the Company, AT&T and certain holders of Class B Common Stock, the Company granted to AT&T certain registration rights with respect to shares of Class A Common Stock held by AT&T or certain of its affiliates. AT&T is permitted to request that the Company file a registration statement registering not less than 2,000,000 shares, on a demand basis, not more than once each year. In addition, AT&T was granted "piggy-back" registration rights on any registration of at least $100,000,000 of shares of Class A Common Stock (based on the market value thereof on the date of filing) by the Company, subject to certain limitations.

The demand and piggyback registration rights described above are subject to certain limitations, which are intended to prevent undue interference with the Company's ability to distribute securities.

           ITEM 13. -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has made investments in and advances to certain affiliates of which Mr. Dolan or Dolan family interests had or have ownership interests.

On August 23, 1996, the Company entered into an agreement with Northcoast Operating Co., Inc. ("Northcoast") and certain of its affiliates, to form a limited liability company (the "LLC") to participate in the auctions conducted by the Federal Communications Commission ("FCC") for certain licenses to conduct a personal communications service ("PCS") business. The Company has contributed an aggregate of approximately $58.9 million to the LLC (either directly or through a loan to Northcoast) and holds a 49.9% interest in the LLC and certain preferential distribution rights. Northcoast is a Delaware corporation controlled by John Dolan. John Dolan is a nephew of Charles F. Dolan and cousin of James Dolan.

Charles D. Ferris, a director and a nominee for director, is a partner in the law firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. which provides legal services to the Company and certain of its subsidiaries.

Vincent Tese, a director and a nominee for director, is a director of The Bear Stearns Companies, Inc. Bear Stearns has performed investment banking services for the Company.

Each of Daniel E. Somers and William R. Fitzgerald, each a director and a nominee for director, is an officer of AT&T. AT&T holds approximately 28% of the Company's common stock and has certain contractual rights under the Stockholders Agreement, including rights of consultation concerning certain transactions including transfers of stock by Class B stockholders and transfers of assets by the Company. AT&T also owns, or holds ownership interests in, various companies that transact business with the Company on a regular basis.

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

Except for the limitations on the ownership and operation of cable television systems as described above, Mr. Dolan is not subject to any contractual limitations with respect to his other business activities and may engage in programming and other businesses related to cable television. A significant portion of Mr. Dolan's time may be spent, from time to time, in the management of such affiliates. Mr. Dolan will devote as much of his time to the business of the Company as is reasonably required to fulfill the duties of his office. During 1999, substantially all of Mr. Dolan's professional time was devoted to the business of the Company.

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

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of April, 2000.

                                       CABLEVISION SYSTEMS CORPORATION
                                       CSC HOLDINGS, INC.

                                       By: /s/ William J. Bell
                                          ...............................
                                       Name:   William J. Bell
                                       Title:  Vice Chairman