Form 10-Q
period 2000-03-31
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS INC
filed 2000-05-15
CIK 1053112, 784681

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   March 31, 2000
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to
                                   ----------     ----------------

Commission File      Registrant; State of Incorporation;     IRS Employer
Number               Address and Telephone Number            Identification No.
---------------      -----------------------------------     -----------------

1-14764              Cablevision Systems Corporation         11-3415180
                     Delaware
                     1111 Stewart Avenue
                     Bethpage, New York  11714
                     (516) 803-2300

1-9046               CSC Holdings, Inc.                      11-2776686
                     Delaware
                     1111 Stewart Avenue
                     Bethpage, New York  11714
                     (516) 803-2300

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

     Cablevision Systems Corporation         Yes  X           No
                                                 ---            ---
     CSC Holdings, Inc.                      Yes  X           No
                                                 ---            ---

Number of shares of common stock outstanding as of May 5, 2000:

      Cablevision Systems Corporation Class A Common Stock -      130,304,111
      Cablevision Systems Corporation Class B Common Stock -       43,126,836
      CSC Holdings, Inc. Common Stock -                                 1,000




===============================================================================

                                TABLE OF CONTENTS

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

                                                                                                           Page
                                                                                                           ----
PART I - FINANCIAL INFORMATION

         Item 1.   Financial Statements
                   Condensed Consolidated Statements of Operations -
                   Three Months ended March 31, 2000 and 1999 (unaudited)......................................3

                   Condensed Consolidated Balance Sheets -
                   March 31, 2000 (unaudited) and December 31, 1999............................................4

                   Condensed Consolidated Statements of Cash Flows -
                   Three Months ended March 31, 2000 and 1999 (unaudited)......................................6

                   Notes to Condensed Consolidated Financial Statements (unaudited)............................7

         Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations..................................................................10

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk.................................24

PART II - OTHER INFORMATION...................................................................................25


CSC HOLDINGS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

         Item 1.   Financial Statements
                   Condensed Consolidated Statements of Operations -
                   Three Months ended March 31, 2000 and 1999 (unaudited).....................................26

                   Condensed Consolidated Balance Sheets -
                   March 31, 2000 (unaudited) and December 31, 1999...........................................27

                   Condensed Consolidated Statements of Cash Flows -
                   Three Months ended March 31, 2000 and 1999 (unaudited).....................................29

                   Notes to Condensed Consolidated Financial Statements (unaudited)...........................30

         Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations..................................................................34

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk.................................34

PART II - OTHER INFORMATION...................................................................................35


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three Months Ended March 31, 2000 and 1999
                   (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                                      2000                1999
                                                                                      ----                ----
Revenues  .................................................................        $1,048,224        $  933,708
                                                                                   ----------        ----------
Operating expenses:
   Technical and operating.................................................           440,028            401,881
   Retail electronics cost of sales........................................           112,453             98,092
   Selling, general and
       administrative......................................................           202,660            335,329
   Depreciation and amortization...........................................           233,352            205,453
                                                                                 ------------        -----------
                                                                                      988,493          1,040,755
                                                                                 ------------         ----------

          Operating income (loss)..........................................            59,731           (107,047)
                                                                                 ------------        -----------

Other income (expense):
   Interest expense........................................................          (132,079)          (109,292)
   Interest income.........................................................             1,301              2,879
   Equity in net loss of affiliates........................................            (2,316)            (3,395)
   Minority interests......................................................           (41,395)           (17,619)
   Miscellaneous, net......................................................              (737)            (4,173)
                                                                                 ------------      -------------
                                                                                     (175,226)          (131,600)
                                                                                 ------------        -----------

Net loss  .................................................................       $  (115,495)        $ (238,647)
                                                                                  ===========         ==========

Basic and diluted net loss per common share................................     $      (0.67)        $     (1.57)
                                                                                ============         ===========

Average number of common shares outstanding
   (in thousands)..........................................................           173,351            151,625
                                                                                =============       ============


                            See accompanying notes to
                  condensed consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                          March 31,      December 31,
         ASSETS                                                                               2000           1999
                                                                                              ----           ----
                                                                                          (Unaudited)
Cash and cash equivalents...............................................................  $    51,341       $   62,665

Accounts receivable trade (less allowance for doubtful accounts of
   $36,987 and $35,357).................................................................      250,957          226,304

Notes and other receivables.............................................................      114,538          129,596

Inventory, prepaid expenses and other assets............................................      232,758          219,487

Property, plant and equipment, net......................................................    2,830,532        2,752,495

Investments in affiliates...............................................................      323,284          306,557

Advances to affiliates..................................................................       51,620           46,685

Feature film inventory..................................................................      330,843          335,826

Net assets held for sale................................................................      272,290          269,349

Franchises, net of accumulated amortization of
   $746,092 and $703,237................................................................      608,922          651,777

Affiliation and other agreements, net of accumulated amortization of
   $258,130 and $244,249................................................................      159,369          173,250

Excess costs over fair value of net assets acquired and other intangible assets, net of accumulated amortization of
   $755,003 and $727,134................................................................    1,898,541        1,816,030

Deferred financing, acquisition and other costs, net of
   accumulated amortization of $59,630 and $51,063......................................      150,087          140,287
                                                                                         ------------     ------------
                                                                                           $7,275,082       $7,130,308
                                                                                         ============     ============


                            See accompanying notes to
                  condensed consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (continued)

                                                                                     March 31,      December 31,
                                                                                        2000              1999
                                                                                        ----              ----
                                                                                    (Unaudited)
         LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Accounts payable................................................................... $   442,416       $   411,804
Accrued liabilities................................................................     896,125         1,048,623
Feature film and contract obligations..............................................     356,608           371,126
Deferred revenue...................................................................     246,144           274,043
Bank debt..........................................................................   2,610,134         2,254,487
Senior notes and debentures........................................................   2,692,754         2,692,602
Subordinated notes and debentures..................................................   1,048,546         1,048,513
Capital lease obligations and other debt...........................................     110,959            99,099
                                                                                    -----------       -----------
    Total liabilities..............................................................   8,403,686         8,200,297
                                                                                    -----------       -----------

Minority interests.................................................................     605,321           592,583
                                                                                    -----------       -----------

Preferred stock of CSC Holdings, Inc...............................................   1,444,210         1,404,511
                                                                                    -----------       -----------

Commitments and contingencies

Stockholders' deficiency:
    Preferred Stock, $.01 par value, 10,000,000 shares
        authorized, none issued....................................................           -                 -
    Class A Common Stock, $.01 par value, 400,000,000 shares
        authorized, 130,265,200 and 130,091,237 shares issued......................       1,303             1,301
    Class B Common Stock, $.01 par value, 160,000,000 shares
        authorized, 43,126,836 shares issued.......................................         431               431
    Paid-in capital................................................................     736,427           731,986
    Accumulated deficit............................................................  (3,915,797)       (3,800,302)
                                                                                     ----------        ----------
                                                                                     (3,177,636)       (3,066,584)
    Treasury stock, at cost (7,118 shares).........................................        (499)             (499)
                                                                                     ----------        ----------
    Total stockholders' deficiency.................................................  (3,178,135)       (3,067,083)
                                                                                     ----------        -----------
                                                                                     $7,275,082        $7,130,308
                                                                                     ==========        ==========


                            See accompanying notes to
                  condensed consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                     2000                     1999
                                                                                     ----                     ----
Cash flows from operating activities:
  Net loss   ..............................................................        $(115,495)               $(238,647)
                                                                                   ---------                ---------
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
        Depreciation and amortization......................................           233,352                 205,453
        Equity in net loss of affiliates...................................             2,316                   3,395
        Minority interests.................................................            41,391                  10,284
        Gain on sale of investments........................................                 -                 (10,861)
        Write off of investment in affiliate...............................                 -                  15,006
        Amortization of deferred financing and debenture discount..........             2,564                   2,200
        Loss (gain) on sale of equipment...................................               (50)                  1,159
        Changes in assets and liabilities, net of effects
           of acquisitions and dispositions................................          (168,752)                 17,438
                                                                                   ----------               ---------
        Net cash provided by (used in) operating activities................            (4,674)                  5,427
                                                                                   ----------               ---------

Cash flows from investing activities:
  Payments for acquisitions, net of cash acquired..........................          (106,183)                (24,787)
  Proceeds from sale of investments........................................                 -                  10,861
  Capital expenditures.....................................................          (203,348)               (157,613)
  Proceeds from sale of equipment..........................................                84                     155
  Additions to intangible assets...........................................               (94)                 (6,169)
  Increase in investments in affiliates, net...............................           (19,043)                (24,075)
                                                                                   ----------               ---------
        Net cash used in investing activities..............................          (328,584)               (201,628)
                                                                                   ----------               ---------

Cash flows from financing activities:
  Proceeds from bank debt..................................................           891,800                 515,877
  Repayment of bank debt...................................................          (556,153)               (331,499)
  Issuance of common stock.................................................             4,443                   2,082
  Purchase of treasury stock...............................................                 -                    (458)
  Payments on capital lease obligations and other debt.....................            (9,236)                 (3,186)
  Additions to deferred financing and other costs..........................            (8,920)                 (1,867)
                                                                                   ----------               ---------
        Net cash provided by financing activities..........................           321,934                 180,949
                                                                                   ----------               ---------

Net decrease in cash and cash equivalents..................................           (11,324)                (15,252)

Cash and cash equivalents at beginning of year.............................            62,665                 173,826
                                                                                   ----------               ---------

Cash and cash equivalents at end of period.................................        $   51,341               $ 158,574
                                                                                   ==========               =========


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

Note 2. RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The financial statements as of and for the three month periods ended March 31, 2000 and 1999 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's and CSC Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999.

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2000.

Note 3. RECLASSIFICATIONS

Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

Note 4. LOSS PER COMMON SHARE

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Potential dilutive common shares were not included in the computation as their effect would be antidilutive.

Note 5. CASH FLOWS

For purposes of the condensed consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The Company paid cash interest expense of approximately $140,580 and $84,893 for the three months ended March 31, 2000 and 1999, respectively. The Company's noncash financing activities for the three months ended March 31, 2000 and 1999 included capital lease obligations of $21,077 and 4,919, respectively, incurred when the Company entered into leases for new equipment.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

Note 6. ACQUISITION

In January 2000, Regional Programming Partners acquired the 70% interest in SportsChannel Florida held by Front Row Communications for approximately $130,100 (including the repayment of $20,000 in debt) increasing its ownership to 100%. The acquisition was accounted for as a purchase with the operations of the acquired business being consolidated with those of the Company as of the acquisition date. The purchase price will be allocated to the specific assets acquired when an independent appraisal is obtained.

Note 7. AT HOME

As of March 31, 2000 and 1999, deferred revenue derived from the receipt of At Home warrants, net of amortization taken, amounted to approximately $146,419 and $199,680, respectively. For the three months ended March 31, 2000 and 1999, the Company recognized approximately $15,000 and $12,534, respectively, of this deferred revenue.

Note 8. SEGMENT INFORMATION

The Company's reportable segments are strategic business units that are managed separately. The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income or loss before depreciation and amortization, incentive stock plan income or expense and the costs of Year 2000 remediation).


                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                        2000                      1999
                                                                        ----                      ----
REVENUES
Telecommunication Services.................................            $  567,068                  $525,490
Rainbow Media..............................................               361,482                   298,595
Retail Electronics.........................................               136,656                   123,017
All Other..................................................                18,173                    18,307
Intersegment Eliminations..................................               (35,155)                  (31,701)
                                                                       ----------                  --------
         Total.............................................            $1,048,224                  $933,708
                                                                       ==========                  ========

                                                                            Three Months Ended March 31,
                                                                            ----------------------------
                                                                           2000                      1999
                                                                           ----                      ----
ADJUSTED OPERATING CASH FLOW
Telecommunication Services.................................              $238,666                   $218,358
Rainbow Media..............................................                46,956                     28,250
Retail Electronics.........................................               (17,888)                   (11,305)
All Other..................................................               (13,215)                    (7,986)
                                                                         --------                   --------
         Total.............................................              $254,519                   $227,317
                                                                         ========                   ========


                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:

                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                                2000                   1999
                                                                                ----                   ----
REVENUE
Total revenue for reportable segments............................             $1,065,206                $947,102
Other revenue and intersegment eliminations......................                (16,982)                (13,394)
                                                                              ----------                --------
      Total consolidated revenue.................................             $1,048,224                $933,708
                                                                              ==========                ========

ADJUSTED  OPERATING CASH FLOW TO NET LOSS
Total adjusted operating cash flow for reportable
      segments...................................................            $   267,734               $ 235,303
Other adjusted operating cash flow deficit.......................                (13,215)                 (7,986)
Items excluded from adjusted operating cash flow:
      Depreciation and amortization..............................               (233,352)               (205,453)
      Incentive stock plan income (expense)......................                 41,124                (121,339)
      Year 2000 remediation costs................................                 (2,560)                 (7,572)
      Interest expense...........................................               (132,079)               (109,292)
      Interest income............................................                  1,301                   2,879
      Equity in net loss of affiliates...........................                 (2,316)                 (3,395)
      Minority interests.........................................                (41,395)                (17,619)
      Miscellaneous, net.........................................                   (737)                 (4,173)
                                                                             -----------               ---------
                Net loss.........................................            $  (115,495)              $(238,647)
                                                                             ===========               =========

Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States.

The Company does not have a single external customer which represents 10 percent or more of its consolidated revenues.

Note 9. NET ASSETS HELD FOR SALE

The net assets attributable to the Company's cable television systems located in and around the greater Cleveland, Ohio metropolitan area and in Kalamazoo, Michigan are classified in the accompanying balance sheet as net assets held for sale.

Note 10. RECENT DEVELOPMENTS

In April 2000, the Company entered into agreements with AT&T Corporation ("AT&T") for the sale of its cable systems in Boston and Eastern Massachusetts in exchange for AT&T's cable systems in certain northern New York suburbs, approximately $878,000 in AT&T stock and approximately $284,000 in cash, subject to certain adjustments.

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

RECENT TRANSACTIONS

2000 ACQUISITIONS. In January 2000, Regional Programming Partners ("RPP") acquired the 70% interest in SportsChannel Florida from Front Row
Communications, Inc., increasing RPP's ownership to 100%.

1999 ACQUISITIONS. In April 1999, CSC Holdings, Inc. ("CSC Holdings") purchased ITT Corporation's remaining minority interest in Madison Square Garden ("MSG"). In 1999, CSC Holdings acquired interests in the real property and assets related to certain movie theaters.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table sets forth on an unaudited historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA

                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                         2000                      1999
                                                 -----------------------    ----------------------
                                                                                                         Increase
                                                              % of Net                   % of Net       (Decrease)
                                                 Amount       Revenues      Amount       Revenues       in Net Loss
                                                 ------       --------      ------       --------       -----------
                                                                   (Dollars in thousands)
Revenues.....................................   $1,048,224        100%       $ 933,708       100%        $ 114,516

Operating expenses:
   Technical and operating...................      440,028         42          401,881        43            38,147
   Retail electronics cost of sales..........      112,453         11           98,092        11            14,361
   Selling, general and administrative.......      202,660         19          335,329        36          (132,669)
   Depreciation and
      amortization...........................      233,352         22          205,453        22            27,899
                                                ----------                   ---------                   ---------
Operating income (loss)......................       59,731          6         (107,047)      (12)          166,778
Other expense:
   Interest expense, net.....................     (130,778)       (13)        (106,413)      (11)          (24,365)
   Equity in net loss of affiliates..........       (2,316)         -           (3,395)        -             1,079
   Minority interests........................      (41,395)        (4)         (17,619)       (2)          (23,776)
   Miscellaneous, net........................         (737)         -           (4,173)       (1)            3,436
                                                -----------                  ---------                   ---------
Net loss.....................................   $ (115,495)       (11)%      $(238,647)      (26)%       $ 123,152
                                                ==========                   =========                   =========


                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 VERSUS THREE MONTHS ENDED MARCH 31, 1999.

CONSOLIDATED RESULTS

REVENUES for the three months ended March 31, 2000 increased $114.5 million (12%) as compared to revenues for the same period in the prior year. Approximately $51.4 million (5%) of the increase was attributable to increased revenues in Rainbow Media Holdings, Inc.'s ("Rainbow Media") programming services. Approximately $23.6 million (3%) of the increase resulted from higher revenue per subscriber and approximately $18.6 million (2%) was from increases in other revenue sources, primarily higher retail electronics sales and revenue derived from the developing telephone and modem businesses. Approximately $11.5 million (1%) of the increase was attributable to the acquisition of SportsChannel Florida. The remaining increase of $9.4 million (1%) was attributable to internal growth of 71,600 in the average number of subscribers during the period.

TECHNICAL AND OPERATING EXPENSES for the three months ended March 31, 2000 increased $38.1 million (9%) compared to the same period in 1999. Approximately $30.5 million (7%) of the increase was attributable to increased costs directly associated with the growth in revenues and subscribers discussed above, as well as to increases in programming costs for cable television services, with the remaining $7.6 million (2%) increase attributable to the acquisition of SportsChannel Florida. As a percentage of revenues, technical and operating expenses decreased 1% during the 2000 period as compared to the 1999 period.

RETAIL ELECTRONICS COST OF SALES for the three months ended March 31, 2000 amounted to approximately $112.5 million (82% of retail electronics sales) compared to approximately $98.1 million (80% of retail electronics sales) for the three months ended March 31, 1999. Cost of sales includes the cost of merchandise sold, including freight costs incurred and certain occupancy and buying costs, for the Company's retail electronics segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased $132.7 million (40%) for the three months ended March 31, 2000 over the comparable period in 1999. A $162.5 million (49%) decrease was due to adjustments related to an incentive stock plan (reflecting a decrease in the market price of the Company's Class A Common Stock) and a $5.0 million (2%) decrease was due to lower Year 2000 remediation costs. These decreases were partially offset by an increase of approximately $32.1 million (10%) resulting from additional customer service, sales and marketing and administrative costs and an increase of approximately $2.7 million (1%) attributable to the SportsChannel Florida acquisition. As a percentage of revenues, selling, general and administrative expenses decreased 17% in the 2000 period compared to the 1999 period. Excluding the effects of the incentive stock plan and the Year 2000 remediation costs, as a percentage of revenues such costs increased 1%.

OPERATING PROFIT BEFORE DEPRECIATION AND AMORTIZATION increased $194.7 million (198%) to $293.1 million for the three months ended March 31, 2000 from $98.4 million for the comparable period in 1999. Approximately $162.5 million (165%) of the increase resulted from the adjustment related to an incentive stock plan and approximately $32.2 million (33%) resulted from the combined effect

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


of the revenue and expense changes discussed above. On a pro forma basis, giving effect to the acquisition of SportsChannel Florida as if it had occurred on January 1, 1999 and excluding the Company's systems held for sale, the incentive stock plan adjustments referred to above and the costs of Year 2000 remediation, operating profit before depreciation and amortization would have increased 13.7% in 2000. Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income (loss) and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

DEPRECIATION AND AMORTIZATION EXPENSE increased $27.9 million (14%) for the three months ended March 31, 2000 as compared to the same period in 1999 primarily due to depreciation of new plant assets.

NET INTEREST EXPENSE increased $24.4 million (23%) for the three months ended March 31, 2000 compared to the same period in 1999. The net increase is primarily attributable to debt incurred to fund acquisitions and capital expenditures and generally higher interest rates.

EQUITY IN NET LOSS OF AFFILIATES decreased to $2.3 million for the three months ended March 31, 2000 from $3.4 million for the same 1999 period. Such amounts consisted of the Company's share of the net losses of certain businesses in which the Company has varying minority ownership interests.

MINORITY INTERESTS for the three months ended March 31, 2000 and 1999 include CSC Holdings' preferred stock dividend requirements, Fox Sports Networks, LLC's 40% share of the net income (loss) of Regional Programming Partners and NBC Cable Holding, Inc.'s 26% (25% in 1999) share of the net loss of Rainbow Media. In 1999, minority interests also includes ITT Corporation's share of the net loss of Madison Square Garden.

NET MISCELLANEOUS expense of $4.2 million for the three months ended March 31, 1999 consisted primarily of a charge of approximately $15.0 million resulting from the write off of an investment held by Rainbow Media and a gain of $10.9 million resulting from the sale of certain marketable securities.

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


                                                                        Three Months Ended March 31,
                                                              -----------------------------------------------
                                                                   2000                         1999
                                                              ------------------         --------------------
                                                                            % of                         % of
                                                           Amount         Revenues       Amount        Revenues
                                                           ------         --------       ------        --------
                                                                         (dollars in thousands)
Revenues                                                    $567,068        100%           $525,490      100%
Technical and operating expenses                             230,809         41             215,943       41
Selling, general and administrative expenses                  81,248         14             150,307       28
Depreciation and amortization                                158,989         28             150,758       29
                                                           ---------                      ---------
        Operating profit                                   $  96,022         17%         $    8,482        2%
                                                           =========                     ==========


REVENUES for the three months ended March 31, 2000 increased $41.6 million (8%) as compared to revenues for the same period in the prior year. Approximately $23.6 million (5%) of the increase resulted from higher revenue per subscriber and approximately $13.1 million (2%) was attributable to revenues from the Company's developing telephone and modem businesses and revenue recognized in connection with the At Home transaction. Approximately $9.4 million (2%) of the increase was attributable to internal growth of 71,600 in the average number of subscribers during the period and approximately $5.1 million (1%) was attributable to increases in advertising and other revenue sources, partially offset by a decrease of approximately $9.6 million (2%) as a result of fewer pay-per-view events.

TECHNICAL AND OPERATING EXPENSES for the three months ended March 31, 2000 increased $14.9 million (7%) over the same period in 1999. The increase was attributable to increased costs directly associated with the growth in revenues and subscribers discussed above, as well as to increases in programming costs for cable television services. As a percentage of revenues, operating expenses remained relatively constant during the 2000 period as compared to the 1999 period.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased $69.1 million
(46%) for the three months ended March 31, 2000 as compared to the same period in 1999. This decrease consisted of a decrease of approximately $75.9 million (50%) directly attributable to adjustments relating to an incentive stock plan partially offset by increases in various other costs aggregating $6.8 million (4%). As a percentage of revenues, selling, general and administrative expenses decreased 14% in the 2000 period compared to the 1999 period. Excluding the effects of the incentive stock plan and the Year 2000 remediation costs, such costs remained relatively constant as a percentage of revenues.

DEPRECIATION AND AMORTIZATION EXPENSE increased $8.2 million (5%) for the three months ended March 31, 2000 over the comparable 1999 period. The increase resulted primarily from depreciation on new plant assets.

RAINBOW MEDIA

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for Rainbow Media.


                                                                       Three Months Ended March 31,
                                                           ---------------------------------------------------------
                                                                     2000                          1999
                                                           -----------------------        --------------------------
                                                                            % of                           % of
                                                           Amount         Revenues        Amount         Revenues
                                                           ------         --------        ------         --------
                                                                          (dollars in thousands)
Revenues                                                   $361,482           100%        $298,595            100%
Technical and operating expenses                            228,638            63          202,461             68
Selling, general and administrative expenses                 62,941            17          133,183             45
Depreciation and amortization                                47,988            13           39,516             13
                                                             ------                     ----------
        Operating profit (loss)                             $21,915             6%       $ (76,565)           (26)%
                                                            =======                      =========

REVENUES for the three months ended March 31, 2000 increased $62.9 million (21%) as compared to revenues for the same period in the prior year. Approximately $25.4 million (8%) of the increase was attributable to growth in programming network subscribers and rate increases; approximately $18.1 million (6%) resulted from increases in advertising revenue; and approximately $11.5 million (4%) was attributable to the acquisition of SportsChannel Florida. The remaining $7.9 million (3%) increase resulted from additional regular season Knicks games as well as a greater number of concerts at Madison Square Garden and Radio City, partially offset by fewer sporting and other events in the first quarter of 2000 as compared to the same 1999 period.

TECHNICAL AND OPERATING EXPENSES for the three months ended March 31, 2000 increased $26.2 million (13%) over the comparable 1999 period. Approximately $18.6 million (9%) of the increase was due to cost increases directly associated with the growth in revenues discussed above. The remaining $7.6 million (4%) increase was attributable to the acquisition of

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES



SportsChannel Florida. As a percentage of revenues, technical and operating expenses decreased 5% during the 2000 period as compared to the 1999 period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased $70.2 million (53%) for the three months ended March 31, 2000 as compared to the same period in 1999. The decrease resulted from a decrease of approximately $85.3 million (64%) attributable to an incentive stock plan and a decrease of approximately $2.9 million (2%) in Year 2000 remediation costs, partially offset by increases in sales, marketing, advertising and other general cost increases of $15.3 million (11%) and an increase of $2.7 million (2%) resulting from the acquisition of SportsChannel Florida. As a percentage of revenues, selling, general and administrative expenses decreased 28% during the 2000 period as compared to the 1999 period. Excluding the effects of the incentive stock plan and the Year 2000 remediation costs, such costs as a percentage of revenues increased 1%.

DEPRECIATION AND AMORTIZATION EXPENSE increased $8.5 million (21%) for the three months ended March 31, 2000 over the comparable period in 1999. Approximately $1.6 million (4%) was attributable to the acquisition of SportsChannel Florida with the remaining increase of $6.9 million (17%) primarily due to depreciation on fixed asset additions.

RETAIL ELECTRONICS

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's retail electronics segment, Cablevision Electronics Investments, Inc. ("Cablevision Electronics").


                                                                           Three Months Ended March, 31
                                                          ---------------------------- ------ ---------------------------
                                                                     2000                                   1999
                                                          ----------------------------        ---------------------------
                                                                               % of                            % of
                                                              Amount         Revenues         Amount         Revenues
                                                              ------         --------         ------         --------
                                                                              (dollars in thousands)
Revenues                                                     $136,656             100%       $123,017             100%
Cost of sales                                                 112,453              82          98,092              80
Selling, general and administrative expenses                   41,521              30          37,471              30
Depreciation and amortization                                   3,761               3           1,452               1
                                                            ---------                       ---------
     Operating loss                                         $ (21,079)            (15)%     $ (13,998)            (11)%
                                                            =========                       =========

REVENUES for the three months ended March 31, 2000 amounted to approximately $136.7 million compared to revenues of approximately $123.0 million for the three months ended March 31, 1999. Comparable store sales accounted for $8.6 million (7%) of the increase while new and relocated stores contributed $5.0 million (4%) to the increase.

COST OF SALES for the three months ended March 31, 2000 amounted to approximately $112.5 million (82% of revenues). For the three months ended March 31, 1999, costs of sales amounted to $98.1 million (80% of revenues). Such costs include the cost of merchandise sold, including freight costs incurred as well as certain occupancy and buying costs. The increase

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


in cost of sales, as a percentage of revenues, is primarily attributable to changes in the sales mix and inventory provisions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES amounted to approximately $41.5 million (30% of revenues) for the three months ended March 31, 2000 and $37.5 million (30% of revenues) for the three months ended March 31, 1999. Selling, general and administrative expenses consist of retail store expenses (excluding certain store occupancy costs), the salaries and commissions of store personnel, the costs of advertising, operating the distribution center and corporate support functions other than buying.

DEPRECIATION AND AMORTIZATION EXPENSE amounted to approximately $3.8 million (3% of revenues) for the three months ended March 31, 2000 and $1.5 million (1% of revenues) for the three months ended March 31, 1999. Depreciation and amortization expense includes the depreciation of all property and equipment in service and, for the 1999 period, the amortization of intangible assets which resulted from the Wiz acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Cablevision Systems Corporation does not have any operations independent of its subsidiaries. In addition, Cablevision Systems Corporation has no borrowings and does not have any securities outstanding other than its Class A Common Stock and Class B Common Stock, on which it does not intend to pay any dividends in the foreseeable future. Accordingly, Cablevision Systems Corporation does not have cash needs independent of the needs of its subsidiaries.

Cablevision Systems Corporation is structured as a restricted group and an unrestricted group of subsidiaries.

The Restricted Group includes all of CSC Holdings' cable operations in and around the greater New York City metropolitan area, in and around the greater Cleveland, Ohio metropolitan area, in and around the Boston, Massachusetts metropolitan area, and in Kalamazoo, Michigan and the commercial telephone operations of the Company's subsidiary, Cablevision Lightpath, Inc., on Long Island, New York. At March 31, 2000, the Restricted Group encompassed approximately 3,504,126 cable television subscribers, including approximately 716,735 subscribers in its Ohio, Massachusetts and Michigan systems.

The Unrestricted Group includes principally Rainbow Media, including Madison Square Garden, and other companies engaged in certain developmental activities ("New Media") including high-speed cable modem service, residential telephone service, developing (non-Long Island) commercial telephone service, research and development expenses and deferred revenue amortization related to the At Home transaction. The Unrestricted Group also includes Cablevision Electronics, which operates 41 The WIZ consumer electronics store locations, and CCG Holdings, Inc. which owns the Company's motion picture theater assets.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


The following table presents selected historical results of operations and other financial information related to the captioned groups or entities as of and for the three months ended March 31, 2000.

                                                                                     Interest          Capital
                                                  Revenues           AOCF*            Expense        Expenditures
                                                  --------           -----            -------        ------------
                                                                     (dollars in thousands)
Restricted Group**.......................         $  541,643         $ 241,899          $110,937         $169,899
New Media***.............................             25,425            (3,233)                1           20,782
Rainbow Media (including MSG and AMC)....            361,482            46,956            18,701            7,437
Retail Electronics.......................            136,656           (17,888)            2,880            4,693
Other (including eliminations)...........            (16,982)          (13,215)             (440)             537
                                                  ----------         ---------          --------         --------
    Total................................         $1,048,224         $ 254,519          $132,079         $203,348
                                                  ==========         =========          ========         ========

--------------------------
* Defined as operating income (loss) before depreciation and amortization and excluding incentive stock plan income of $41,124 and the costs of Year 2000 remediation of $2,560.
**     Includes systems held for sale.
*** Consists of developmental operations, including those related to systems held for sale.


                                                                  Restricted        Unrestricted
                                                                     Group             Group              Total
                                                                     -----             -----              -----
                                                                               (dollars in thousands)
                                                                               ----------------------
DEBT AND REDEEMABLE PREFERRED STOCK
Senior debt...........................................             $1,666,948        $        -         $1,666,948
Senior notes and debentures...........................              2,692,754                 -          2,692,754
Subordinated notes and debentures.....................              1,048,546                 -          1,048,546
                                                                   ----------        ----------         ----------
                                                                    5,408,248                 -          5,408,248
                                                                   ----------        ----------         ----------

Redeemable preferred stock of CSC Holdings............              1,444,210                 -          1,444,210
                                                                   ----------        ----------         ----------

RAINBOW MEDIA
    Rainbow Media senior debt.........................                      -           233,998            233,998
    AMC senior debt...................................                      -           338,872            338,872
    MSG senior debt...................................                                  380,000            380,000
                                                                   ----------        ----------         ----------
                                                                            -
         Total Rainbow Media debt.....................                                  952,870            952,870
                                                                   ----------        ----------         ----------
                                                                            -

Retail Electronics debt...............................                      -            75,569             75,569

Other debt............................................                                   25,706             25,706
                                                                   ----------        ----------         ----------
                                                                            -

         Total debt and redeemable preferred stock....             $6,852,458        $1,054,145         $7,906,603
                                                                   ==========        ==========         ==========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


RESTRICTED GROUP

The Restricted Group's plant upgrade, combined with additional amounts required for the start up and operation of new businesses such as high speed internet access, digital video services, the expansion of residential telephone services and the roll out of non-Long Island based commercial telephone business, as well as additional investments or acquisitions, will require significant additional funding. The Company expects to obtain the requisite funds through internally generated funds, amounts available under the CSC Holdings' credit facility, proceeds from asset sales and/or additional capital market issuances.

In April 2000, the Company announced the sale of its cable systems in Boston and Eastern Massachusetts to AT&T Corporation ("AT&T") in exchange for cable systems in certain northern New York suburbs, approximately $878 million in AT&T stock and approximately $284 million in cash, subject to certain adjustments. In December 1999, the Company announced the sale of its Ohio system to Adelphia Communications Corporation for $990 million in cash and $540 million in Adelphia class A common stock, subject to certain adjustments. In March 2000, the Company entered into a definitive agreement with Charter Communications, Inc. for the sale of its Kalamazoo, Michigan system in exchange for $172.5 million in Charter Communications, Inc. common stock. The Company expects to apply the cash proceeds received, which may include cash proceeds from the monetization of stock, toward the reduction of outstanding debt. The consummation of each of these transactions is subject to the receipt of franchise transfer and other required approvals.


As of April 28, 2000, the Restricted Group had in total $2.2 billion in reducing revolving credit facilities, consisting of a $1.2 billion facility available to Cablevision MFR, Inc. and certain of the Company's New Jersey subsidiaries and a $1.0 billion facility available to CSC Holdings, Inc. and other Restricted Group subsidiaries. Both facilities mature in March 2007 and begin to reduce in June 2001. As of April 28, 2000, the Restricted Group had total drawings under these credit facilities of $1,691 million and letters of credit of $39 million. Unrestricted and undrawn funds available to the Restricted Group amounted to approximately $470 million as of April 28, 2000.


                                       -----------------------------------------------------------
                                                          As of April 28, 2000
                                                             (in thousands)
                                       ------------------- ------------------- -------------------
                                          CSC Holdings            MFR              Total
                                          ------------            ---              -----
Total facility....................           $1,000,000        $1,200,000           $2,200,000

Outstanding debt..................              748,000           943,000            1,691,000

Outstanding letters of credit.....               38,994                 -               38,994
                                           ------------    --------------        -------------

     Availability.................          $   213,006       $   257,000          $   470,006
                                            ===========       ===========          ===========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


The Credit Agreement contains certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the Restricted Group to maintain certain financial ratios and restricting the permitted uses of borrowed funds.

As of April 28, 2000, CSC Holdings had entered into interest exchange (swap) agreements with several of its banks covering a notional principal amount of $300 million. Swaps in the aggregate amount of $250 million require CSC Holdings to pay a floating rate of interest and mature in 2001 and 2002. The remainder of the swaps require payment of a fixed rate of interest by CSC Holdings and mature in August 2000. The weighted average effective interest rate on all Restricted Group bank debt outstanding, including the swap agreements, as of April 28, 2000, was approximately 7.2%.

RAINBOW MEDIA AND AMERICAN MOVIE CLASSICS

As of April 28, 2000, Rainbow Media had a $300 million non-amortizing revolving credit facility maturing on December 31, 2000 of which $79.5 million was restricted to provide for repayment of a like amount of intercompany borrowings from Regional Programming Partners ("RPP") as described below. On January 4, 2000, Rainbow Media repaid $100.5 million of its $180 million loan from RPP with borrowings under its credit facility. Direct borrowings as of April 28, 2000, amounted to $198.5 million, leaving a balance of $22 million available to Rainbow Media under the credit facility as of that date.

In May 1999, American Movie Classics, a wholly-owned subsidiary of Rainbow Media, entered into a new $425 million credit facility consisting of a $200 million reducing revolving credit facility and a $225 million amortizing term loan, both of which mature on March 31, 2006. The amount of the available commitment under the revolver will not begin to be reduced until June 2004. As of April 28, 2000, American Movie Classics had outstanding borrowings of $326.5 million, leaving unrestricted funds available of $98.5 million.

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

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


RPP

In June 1998, RPP, a partnership which is 60% owned by Rainbow Media and 40% owned by Fox Sports Networks, LLC ("Fox"), made an intercompany loan to Rainbow Media of $180 million, of which $79.5 million was outstanding as of April 28, 2000. RPP funded this loan from cash on hand. The intercompany loan is a four year demand note maturing March 31, 2002 which requires quarterly interest payments at LIBOR plus 7/8% per annum, is subordinated to Rainbow Media's bank debt and requires that Rainbow Media maintain sufficient availability under its revolving credit to permit the repayment in full to RPP if RPP requires the funds for its own operating needs. On January 4, 2000, Rainbow Media repaid $100.5 million of the $180 million intercompany loan with borrowings under its credit facility.

In January 2000, RPP acquired the 70% interest in SportsChannel Florida held by Front Row Communications for approximately $130.1 million (including the repayment of $20 million in debt) increasing its ownership to 100%. The acquisition was funded with cash on hand and from the repayment by Rainbow Media of $100.5 million of intercompany loans.

The Company believes that RPP's cash on hand of $13.9 million as of April 28, 2000, combined with the remaining intercompany loan receivable of $79.5 million will be sufficient to meet its projected funding requirements for the next twelve months.

MSG

MSG has a $500 million revolving credit facility maturing on December 31, 2004 (the "MSG Credit Facility"). As of April 28, 2000, outstanding debt under the MSG Credit Facility was $380 million. In addition, MSG had outstanding letters of credit of $3.1 million resulting in unrestricted and undrawn funds available amounting to $116.9 million. The MSG Credit Facility contains certain financial covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring MSG to maintain certain financial ratios. The Company believes that for MSG, internally generated funds, together with funds available under its existing credit agreement will be sufficient to meet its projected funding requirements for the next twelve months.

Garden Programming, LLC, an unrestricted subsidiary of MSG, has a $20 million term loan maturing on July 11, 2002. Garden Programming, LLC has in turn made a $40 million loan to an unrelated entity, maturing on November 1, 2011.

RETAIL ELECTRONICS

Cablevision Electronics has a $130 million stand alone credit facility. Under the terms of the credit facility, the total amount of borrowings available to Cablevision Electronics is subject to an availability calculation based on a percentage of eligible inventory. On April 28, 2000, usage under the credit facility was $77.6 million with $2.1 million available thereunder, based on the level of inventory as of that date. As of April 28, 2000, CSC Holdings' total cash investment in

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


Cablevision Electronics, including equity and intercompany loans, totaled $206.3 million. Cablevision Electronics has also received other financial support from CSC Holdings of approximately $56.5 million through April 28, 2000 in the form of letters of credit, guarantees and intercompany receivables. The Company believes that Cablevision Electronics will require additional financial support from CSC Holdings in respect of planned increases in inventory purchases, capital expenditures and other operating requirements and that funds available under Cablevision Electronics' credit agreement, together with this additional financial support, will be sufficient to meet its projected funding requirements for the next twelve months.

CCG HOLDINGS

CCG Holdings, Inc., which owns the Company's motion picture theater assets, currently has a $15 million revolving credit bank facility maturing on June 30, 2003. As of April 28, 2000, $10.6 million was outstanding under this bank facility. The Company believes that for CCG Holdings, Inc., internally generated funds, together with funds available under the existing credit agreement will be sufficient to meet its projected funding requirements for the next twelve months.

OPERATING ACTIVITIES

Net cash used in operating activities amounted to $4.7 million for the three months ended March 31, 2000 compared to net cash provided by operating activities of $5.4 million for the three months ended March 31, 1999. The 2000 cash used in operating activities consisted primarily of a net decrease in cash resulting from changes in assets and liabilities of $168.8 million, partially offset by $164.1 million of income before depreciation, amortization and other non-cash items.

The 1999 cash provided by operating activities of $5.4 million consisted primarily of a net increase in cash resulting from changes in assets and liabilities of $17.4 million, partially offset by approximately $12.0 million of net loss before depreciation, amortization and other non-cash items.

INVESTING ACTIVITIES

Net cash used in investing activities for the three months ended March 31, 2000 was $328.6 million compared to $201.6 million for the three months ended March 31, 1999. The 2000 investing activities consisted of $203.3 million of capital expenditures, $106.2 million of payments for acquisitions, and other items of $19.1 million.

Net cash used in investing activities for the three months ended March 31, 1999 of $201.6 million consisted of $157.6 million of capital expenditures, $24.8 million of payments for acquisitions and other items of $19.2 million.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


FINANCING ACTIVITIES

Net cash provided by financing activities amounted to $321.9 million for the three months ended March 31, 2000 compared to $180.9 million for the three months ended March 31, 1999. In 2000, the Company's financing activities consisted primarily of additional bank borrowings of $335.6 million, partially offset by other cash payments aggregating $13.7 million.

Net cash provided by financing activities of $180.9 million for the three months ended March 31, 1999 consisted primarily of additional bank borrowings of $184.4 million, partially offset by other cash payments aggregating $3.5 million.

YEAR 2000

The Year 2000 issue ("Y2K") refers to the inability of certain computerized systems and technologies to recognize and/or correctly process dates beyond December 31, 1999.

For the three months ended March 31, 2000 and 1999, the Company recorded approximately $2.6 million and $7.6 million, respectively, of expenses relating to Y2K remediation.

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

FASB Interpretation No. 44, "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION" ("FIN No. 44") provides guidance for applying APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The Company does not believe that the adoption of FIN No. 44 will have a significant effect on its financial condition or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS" ("SAB No. 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The company will be required to adopt the accounting provisions of SAB No. 101 during the second quarter. The Company does not believe that the implementation of SAB No. 101 will have a significant effect on its financial condition or results of operations.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

FAIR VALUE OF DEBT: Based on the level of interest rates prevailing at March 31, 2000, the fair value of the Company's fixed-rate debt and redeemable preferred stock exceeded its carrying cost of $5,186 million by approximately $62 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. The Company's floating rate borrowings bear interest at current market rates and thus approximate fair value. The effect of a hypothetical 100 basis point decrease in interest rates prevailing at March 31, 2000 would increase the estimated fair value of debt and redeemable preferred stock instruments by approximately $248 million. This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

INTEREST RATE HEDGE CONTRACTS: As of March 31, 2000, the Company had outstanding interest rate swap contracts to pay fixed rates of interest (generally at 8.0% through August 2000) and to receive variable rates of interest (based upon LIBOR with the latest maturity in 2002) covering a total notional principal amount of $300 million. As of March 31, 2000, the fair market liability of all interest rate hedge contracts was approximately $4 million. Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from March 31, 2000 prevailing levels would increase the fair market value liability of all hedge contracts by $0.8 million to a liability of $4.8 million.

EQUITY PRICE RISK: As of March 31, 2000, the fair market value of the Company's warrants to acquire At Home Corporation's common stock was $663.8 million, which exceeded its carrying value of $248.1 million. The potential change in the fair value of this investment, assuming a 10% change in price, would be approximately $67.4 million.

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

                   The index to exhibits is on page 37.

          (b) The Company has not filed any Current Reports on Form 8-K with the Commission during the quarter for which this report is filed.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2000 and 1999
                 (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                                                        2000              1999
                                                                                        ----              ----
Revenues  .................................................................        $1,048,224         $ 933,708
                                                                                   ----------         ---------

Operating expenses:
   Technical and operating.................................................           440,028            401,881
   Retail electronics cost of sales........................................           112,453             98,092
   Selling, general and
       administrative......................................................           202,660            335,329
   Depreciation and amortization...........................................           233,352            205,453
                                                                                   ----------         ----------
                                                                                      988,493          1,040,755
                                                                                   ----------         ----------

          Operating income (loss)..........................................            59,731           (107,047)
                                                                                   ----------         ----------

Other income (expense):
   Interest expense........................................................          (132,079)          (109,292)
   Interest income.........................................................             1,301              2,879
   Equity in net loss of affiliates........................................            (2,316)            (3,395)
   Minority interests......................................................            (1,692)            25,224
   Miscellaneous, net......................................................              (737)            (4,173)
                                                                                   ----------         ----------
                                                                                     (135,523)           (88,757)
                                                                                   ----------         ----------

Net loss  .................................................................           (75,792)          (195,804)

Dividend requirements applicable to preferred stock........................           (39,703)           (42,843)
                                                                                   ----------         ----------
Net loss applicable to common shareholder..................................        $(115,495)         $(238,647)
                                                                                   ==========         ==========


                            See accompanying notes to
                  condensed consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                          March 31,        December 31,
         ASSETS                                                                               2000             1999
                                                                                              ----             ----
                                                                                           (Unaudited)
Cash and cash equivalents...............................................................   $   51,341       $   62,665

Accounts receivable trade (less allowance for doubtful accounts of
$36,987 and $35,357)....................................................................      250,957          226,304

Notes and other receivables.............................................................      114,538          129,596

Inventory, prepaid expenses and other assets............................................      232,758          219,487

Property, plant and equipment, net......................................................    2,830,532        2,752,495

Investments in affiliates...............................................................      323,284          306,557

Advances to affiliates..................................................................       51,620           46,685

Feature film inventory..................................................................      330,843          335,826

Net assets held for sale................................................................      272,290          269,349

Franchises, net of accumulated amortization of
   $746,092 and $703,237................................................................      608,922          651,777

Affiliation and other agreements, net of accumulated amortization of
   $258,130 and $244,249................................................................      159,369          173,250

Excess costs over fair value of net assets acquired and other intangible assets, net of accumulated amortization of
   $755,003 and $727,134................................................................    1,898,541        1,816,030

Deferred financing, acquisition and other costs, net of
   accumulated amortization of $59,630 and $51,063......................................      150,087          140,287
                                                                                           ----------       ----------
                                                                                           $7,275,082       $7,130,308
                                                                                           ==========       ==========


                            See accompanying notes to
                  condensed consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (continued)

                                                                                      March 31,       December 31,
                                                                                        2000              1999
                                                                                        ----              ----
                                                                                    (Unaudited)
         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Accounts payable.................................................................    $  458,189       $   423,158
Accrued liabilities..............................................................       896,125         1,048,599
Feature film and contract obligations............................................       356,608           371,126
Deferred revenue.................................................................       246,144           274,043
Bank debt........................................................................     2,610,134         2,254,487
Senior notes and debentures......................................................     2,692,754         2,692,602
Subordinated notes and debentures................................................     1,048,546         1,048,513
Capital lease obligations and other debt.........................................       110,959            99,099
                                                                                     ----------       -----------
    Total liabilities............................................................     8,419,459         8,211,627
                                                                                     ----------       -----------

Minority interests...............................................................       605,321           592,583
                                                                                     ----------       -----------

Series H Redeemable Exchangeable Preferred Stock.................................       421,792           409,757
                                                                                     ----------       -----------

Series M Redeemable Exchangeable Preferred Stock.................................     1,022,418           994,754
                                                                                     ----------       -----------

Commitments and contingencies

Stockholder's deficiency:
    Series A Cumulative Convertible Preferred Stock,
        200,000 shares authorized, none issued...................................             -                 -
    Series B Cumulative Convertible Preferred Stock,
        200,000 shares authorized, none issued...................................             -                 -
    8% Series D Cumulative Preferred Stock, $.01 par value,
        112,500 shares authorized, none issued ($100 per
        share liquidation preference)............................................             -                 -
    Common Stock, $.01 par value, 10,000,000 shares authorized,
        1,000 shares issued......................................................             -                 -
    Paid-in capital..............................................................       763,948           763,948
    Accumulated deficit..........................................................    (3,957,856)       (3,842,361)
                                                                                     ----------       -----------
    Total stockholder's deficiency...............................................    (3,193,908)       (3,078,413)
                                                                                     ----------       -----------
                                                                                     $7,275,082       $ 7,130,308
                                                                                     ==========       ===========


                            See accompanying notes to
                  condensed consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                      2000                   1999
                                                                                      ----                   ----
Cash flows from operating activities:
  Net loss   ..............................................................        $  (75,792)             $ (195,804)
                                                                                   ----------              ----------
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
        Depreciation and amortization......................................           233,352                 205,453
        Equity in net loss of affiliates...................................             2,316                   3,395
        Minority interests.................................................             1,692                 (25,224)
        Gain on sale of investments........................................                 -                 (10,861)
        Write off of investment in affiliate...............................                 -                  15,006
        Amortization of deferred financing and debenture discount..........             2,564                   2,200
        Loss (gain) on sale of equipment...................................               (50)                  1,159
        Changes in assets and liabilities, net of effects
           of acquisitions and dispositions................................          (164,309)                 17,970
                                                                                   ----------              ----------
        Net cash provided by (used in) operating activities................              (227)                 13,294
                                                                                   ----------              ----------

Cash flows from investing activities:
  Payment for acquisitions, net of cash acquired...........................          (106,183)                (24,787)
  Proceeds from sale of investments........................................                 -                  10,861
  Capital expenditures.....................................................          (203,348)               (157,613)
  Proceeds from sale of equipment..........................................                84                     155
  Additions to intangible assets...........................................               (94)                 (5,077)
  Increase in investments in affiliates, net...............................           (19,043)                (24,075)
                                                                                   ----------              ----------
        Net cash used in investing activities..............................          (328,584)               (200,536)
                                                                                   ----------              ----------

Cash flows from financing activities:
  Proceeds from bank debt..................................................           891,800                 515,877
  Repayment of bank debt...................................................          (556,153)               (331,499)
  Preferred stock dividends................................................                (4)                 (7,335)
  Payments on capital lease obligations and other debt.....................            (9,236)                 (3,186)
  Additions to deferred financing and other costs..........................            (8,920)                 (1,867)
                                                                                   ----------              ----------
        Net cash provided by financing activities..........................           317,487                 171,990
                                                                                   ----------              ----------

Net decrease in cash and cash equivalents..................................           (11,324)                (15,252)

Cash and cash equivalents at beginning of year.............................            62,665                 173,826
                                                                                   ----------              ----------

Cash and cash equivalents at end of period.................................        $   51,341              $  158,574
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

In April 1999, Cablevision Systems Corporation contributed certain cable television systems acquired from Tele-Communications, Inc. ("TCI Systems") on March 4, 1998 to the Company. This transaction was accounted for in a manner similar to a pooling of interests, whereby the assets and liabilities of the TCI Systems were recorded at historical book value (net assets of $509,574). Prior period consolidated financial statements of the Company have been restated to include the financial position and results of operations of the TCI Systems from March 4, 1998.

Note 2. RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The financial statements as of and for the three month periods ended March 31, 2000 and 1999 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2000.

Note 3. RECLASSIFICATIONS

Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

Note 4. LOSS PER COMMON SHARE

Net loss per common share for the three months ended March 31, 2000 and 1999 is not presented since the Company is a wholly owned subsidiary of Cablevision Systems Corporation.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)


Note 5. CASH FLOWS

For purposes of the condensed consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The Company paid cash interest expense of approximately $140,580 and $84,893 for the three months ended March 31, 2000 and 1999, respectively. The Company's noncash financing activities for the three months ended March 31, 2000 and 1999 included capital lease obligations of $21,077 and $4,919, respectively, incurred when the Company entered into leases for new equipment and preferred stock dividend requirements of $39,699 and $35,508, respectively.

Note 6. ACQUISITION

In January 2000, Regional Programming Partners acquired the 70% interest in SportsChannel Florida held by Front Row Communications for approximately $130,100 (including the repayment of $20,000 in debt) increasing its ownership to 100%. The acquisition was accounted for as a purchase with the operations of the acquired business being consolidated with those of the Company as of the acquisition date. The purchase price will be allocated to the specific assets acquired when an independent appraisal is obtained.

Note 7. AT HOME

As of March 31, 2000 and 1999, deferred revenue derived from the receipt of At Home warrants, net of amortization taken, amounted to approximately $146,419 and $199,680, respectively. For the three months ended March 31, 2000 and 1999, the Company recognized approximately $15,000 and $12,534, respectively, of this deferred revenue.

Note 8. SEGMENT INFORMATION

The Company's reportable segments are strategic business units that are managed separately. The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income or loss before depreciation and amortization, incentive stock plan income or expense and the costs of Year 2000 remediation).

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

                                                                           Three Months Ended March 31,
                                                                           ----------------------------
REVENUES                                                                2000                          1999
                                                                       ----                           ----
Telecommunication Services.................................            $  567,068                   $525,490
Rainbow Media..............................................               361,482                    298,595
Retail Electronics.........................................               136,656                    123,017
All Other..................................................                18,173                     18,307
Intersegment Elimination...................................               (35,155)                   (31,701)
                                                                       ----------                   --------
         Total.............................................            $1,048,224                   $933,708
                                                                       ==========                   ========

                                                                           Three Months Ended March 31,
                                                                           ----------------------------
ADJUSTED OPERATING CASH FLOW                                               2000                      1999
                                                                           ----                      ----
Telecommunication Services.................................              $238,666                   $218,358
Rainbow Media..............................................                46,956                     28,250
Retail Electronics.........................................               (17,888)                   (11,305)
All Other..................................................               (13,215)                    (7,986)
                                                                         --------                   --------
         Total.............................................              $254,519                   $227,317
                                                                         ========                   ========

A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:

                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                                2000                   1999
                                                                                ----                   ----
REVENUE
Total revenue for reportable segments............................             $1,065,206               $ 947,102
Other revenue and intersegment eliminations......................                (16,982)                (13,394)
                                                                              ----------               ---------
      Total consolidated revenue.................................             $1,048,224               $ 933,708
                                                                              ==========               =========

ADJUSTED  OPERATING CASH FLOW TO NET LOSS
Total adjusted operating cash flow for reportable
      segments...................................................             $  267,734               $ 235,303
Other adjusted operating cash flow deficit.......................                (13,215)                 (7,986)
Items excluded from adjusted operating cash flow
      Depreciation and amortization..............................               (233,352)               (205,453)
      Incentive stock plan income (expense)......................                 41,124                (121,339)
      Year 2000 remediation costs................................                 (2,560)                 (7,572)
      Interest expense...........................................               (132,079)               (109,292)
      Interest income............................................                  1,301                   2,879
      Equity in net loss of affiliates...........................                 (2,316)                 (3,395)
      Minority interests.........................................                 (1,692)                 25,224
      Miscellaneous, net.........................................                   (737)                 (4,173)
                                                                              ----------               ---------
                Net loss.........................................             $  (75,792)              $(195,804)
                                                                              ==========               =========

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

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)


Note 9. NET ASSETS HELD FOR SALE

The net assets attributable to the Company's cable television systems located in and around the greater Cleveland, Ohio metropolitan area and in Kalamazoo, Michigan are classified in the accompanying balance sheet as net assets held for sale.

Note 10. RECENT DEVELOPMENTS

In April 2000, the Company entered into agreements with AT&T Corporation ("AT&T") for the sale of its cable systems in Boston and Eastern Massachusetts in exchange for AT&T's cable systems in certain northern New York suburbs, approximately $878,000 in AT&T stock and approximately $284,000 in cash, subject to certain adjustments.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In April 1999, Cablevision Systems Corporation contributed certain cable television systems acquired from Tele-Communications, Inc. (the "TCI Systems") on March 4, 1998 to the Company. This transaction was accounted for in a manner similar to a pooling of interests, whereby the assets and liabilities of the TCI Systems were recorded at historical book value. Prior period consolidated financial statements of the Company have been restated to include the financial position and results of operations of the TCI Systems from March 4, 1998. As a result, the results of operations of CSC Holdings, Inc. are identical to the results of operations of Cablevision Systems Corporation, except for dividends attributable to the preferred stock of CSC Holdings, Inc. which have been reported in minority interests in the consolidated financial statements of Cablevision Systems Corporation. Refer to Cablevision Systems Corporation's Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 10 through 23 of this Form 10-Q.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to Cablevision Systems Corporation's Quantitative and Qualitative Disclosures About Market Risk on page 24 of this Form 10-Q.

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

                    The index to exhibits is on page 37.

             (b) The Company has not filed any Current Reports on Form 8-K with the Commission during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.




                                       CABLEVISION SYSTEMS CORPORATION
                                       CSC HOLDINGS, INC.




Date:   May 15, 2000                      /s/William J. Bell
      -----------------                ----------------------------------------
                                       By: William J. Bell, as Vice Chairman,
                                           Director and Principal Financial
                                           Officer of Cablevision Systems
                                           Corporation and CSC Holdings, Inc.




Date:   May 15, 2000                      /s/Andrew B. Rosengard
      -----------------                ----------------------------------------
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

                                INDEX TO EXHIBITS

EXHIBIT                                                                                           PAGE
  NO.                                       DESCRIPTION                                           NO.
  ---                                       -----------                                           ---
27             Financial Data Schedule - Cablevision Systems Corporation and Subsidiaries

27.1           Financial Data Schedule - CSC Holdings, Inc. and Subsidiaries
