Form 10-Q
period 2000-06-30
CABLEVISION SYSTEMS CORP /NY
filed 2000-08-14
CIK 1053112

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              JUNE 30, 2000
                               -------------------------------------------------

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

Commission File      Registrant; State of Incorporation;        IRS Employer
Number                 Address and Telephone Number           Identification No.
------                 -----------------------------          ------------------

1-14764                Cablevision Systems Corporation           11-3415180
                       Delaware
                       1111 Stewart Avenue

                       Bethpage, New York  11714
                       (516) 803-2300

1-9046                 CSC Holdings, Inc.                        11-2776686
                       Delaware
                       1111 Stewart Avenue

                       Bethpage, New York  11714
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

Number of shares of common stock outstanding as of July 31, 2000:

              Cablevision Systems Corporation Class A Common Stock - 131,563,491 Cablevision Systems Corporation Class B Common Stock - 42,246,836
              CSC Holdings, Inc. Common Stock -                            1,000



================================================================================

                                TABLE OF CONTENTS

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


                                                                                                            PAGE
                                                                                                            ----
PART I - FINANCIAL INFORMATION

         Item 1.   Financial Statements
                   Condensed Consolidated Statements of Operations -
                   Three and Six Months ended June 30, 2000 and 1999 (unaudited)...............................3

                   Condensed Consolidated Balance Sheets -
                   June 30, 2000 (unaudited) and December 31, 1999.............................................4

                   Condensed Consolidated Statements of Cash Flows -
                   Six Months ended June 30, 2000 and 1999 (unaudited).........................................6

                   Notes to Condensed Consolidated Financial Statements (unaudited)............................7

         Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations..................................................................11

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk.................................29

PART II - OTHER INFORMATION...................................................................................30

CSC HOLDINGS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

         Item 1.   Financial Statements
                   Condensed Consolidated Statements of Operations -
                   Three and Six Months ended June 30, 2000 and 1999 (unaudited)..............................32

                   Condensed Consolidated Balance Sheets -
                   June 30, 2000 (unaudited) and December 31, 1999............................................33

                   Condensed Consolidated Statements of Cash Flows -
                   Six Months ended June 30, 2000 and 1999 (unaudited)........................................35

                   Notes to Condensed Consolidated Financial Statements (unaudited)...........................36

         Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations..................................................................40

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk.................................40

PART II - OTHER INFORMATION...................................................................................41


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                       Six Months Ended                    Three Months Ended
                                                            June 30,                             June 30,
                                                 ------------------------------      -------------------------------
                                                      2000          1999                  2000          1999
                                                      ----          ----                  ----          ----

Revenues, net..................................      $2,129,801    $1,880,017            $1,081,577     $   946,309
                                                     ----------    ----------            ----------     -----------
Operating expenses:
   Technical and operating.....................         833,945       757,131               393,917         355,250
   Retail electronics cost of sales............         241,852       204,788               129,399         106,696
   Selling, general and
     administrative............................         508,145       618,244               305,485         282,915
   Depreciation and amortization...............         470,830       415,172               237,478         209,719
                                                    -----------   -----------          ------------    ------------
                                                      2,054,772     1,995,335             1,066,279         954,580
                                                     ----------    ----------           -----------    ------------
         Operating income (loss)...............          75,029      (115,318)               15,298          (8,271)
                                                    ------------  -----------          -------------   -------------

Other income (expense):
   Interest expense............................        (271,547)     (223,558)             (139,468)       (114,266)
   Interest income.............................           2,704         4,860                 1,403           1,981
   Equity in net income (loss) of affiliates, net        (2,269)       (4,360)                   47            (965)
   Write off of deferred financing costs.......               -        (4,406)                    -          (4,406)
   Minority interests..........................         (86,855)      (56,275)              (45,460)        (38,656)
   Miscellaneous, net..........................          (4,305)       (7,437)               (3,568)         (3,264)
                                                    -----------   -----------          ------------    ------------
                                                       (362,272)     (291,176)             (187,046)       (159,576)
                                                    -----------   -----------          ------------    ------------
Net loss ......................................     $  (287,243)  $  (406,494)          $  (171,748)    $  (167,847)
                                                    ===========   ===========           ===========     ===========

Basic and diluted net loss per common share....     $     (1.66)  $     (2.68)          $      (.99)    $     (1.10)
                                                    ===========   ===========           ===========     ===========
Average number of common shares

   outstanding (in thousands)..................         173,418       151,888               173,485         152,149
                                                    ============  ============          ============    ============


                            See accompanying notes to
                  condensed consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                                                                                         June 30,       December 31,
                                                                                                           2000             1999
                                                                                                           ----             ----
   ASSETS                                                                                               (unaudited)

Cash and cash equivalents ......................................................................        $   33,931        $   62,665

Accounts receivable trade (less allowance for doubtful accounts of
   $38,501 and $35,357) ........................................................................           269,960           226,304

Notes and other receivables ....................................................................           114,330           129,596

Inventory, prepaid expenses and other assets ...................................................           264,299           219,487

Property, plant and equipment, net .............................................................         2,859,023         2,752,495

Investments in affiliates ......................................................................           327,734           306,557

Advances to affiliates .........................................................................            49,761            46,685

Feature film inventory, net ....................................................................           323,557           335,826

Net assets held for sale .......................................................................           536,077           269,349

Franchises, net of accumulated amortization of
   $702,783 and $703,237 .......................................................................           497,643           651,777

Affiliation and other agreements, net of accumulated amortization of
   $272,008 and $244,249 .......................................................................           145,491           173,250

Excess costs over fair value of net assets acquired and other intangible assets, net of accumulated amortization of
   $741,900 and $727,134 .......................................................................         1,840,803         1,816,030

Deferred financing, acquisition and other costs, net of
   accumulated amortization of $70,708 and $51,063 .............................................           147,946           140,287
                                                                                                        ----------        ----------
                                                                                                        $7,410,555        $7,130,308
                                                                                                        ==========        ==========

                            See accompanying notes to
                  condensed consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)
                                   (continued)


                                                                                                June 30,        December 31,
                                                                                                  2000              1999
                                                                                                  ----              ----
                                                                                              (unaudited)

   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Accounts payable........................................................................       $   433,252       $   411,804
Accrued expenses........................................................................         1,013,511         1,048,623
Feature film and contract obligations...................................................           240,863           371,126
Deferred revenue........................................................................           208,404           274,043
Bank debt...............................................................................         2,912,442         2,254,487
Senior notes and debentures.............................................................         2,692,906         2,692,602
Subordinated notes and debentures.......................................................         1,048,580         1,048,513
Capital lease obligations and other debt................................................           103,458            99,099
                                                                                               -----------       -----------
    Total liabilities....................................................................        8,653,416         8,200,297
                                                                                               -----------       -----------
 Minority interests......................................................................          616,353           592,583
                                                                                               -----------       -----------
 Preferred stock of CSC Holdings, Inc....................................................        1,485,033         1,404,511
                                                                                               -----------       -----------
 Commitments and contingencies

Stockholders' deficiency:
   Preferred Stock, $.01 par value, 10,000,000 shares
        authorized, none issued.........................................................                 -                 -
   Class A Common Stock, $.01 par value, 400,000,000 shares
        authorized, 130,664,112 and 130,091,237 shares issued...........................             1,307             1,301
   Class B Common Stock, $.01 par value, 160,000,000 shares
        authorized, 43,126,836 shares issued............................................               431               431
   Paid-in capital......................................................................           742,059           731,986
   Accumulated deficit..................................................................        (4,087,545)       (3,800,302)
                                                                                               -----------       -----------
                                                                                                (3,343,748)       (3,066,584)
   Treasury stock, at cost (7,118 shares)...............................................              (499)             (499)
                                                                                               -----------       -----------
   Total stockholders' deficiency.......................................................        (3,344,247)       (3,067,083)
                                                                                                ----------        ----------
                                                                                                $7,410,555        $7,130,308
                                                                                                ==========        ==========

                            See accompanying notes to
                  condensed consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   2000                     1999
                                                                                   ----                     ----
Cash flows from operating activities:
   Net loss...........................................................        $   (287,243)            $   (406,494)
                                                                              ------------             ------------
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization....................................             470,830                  415,172
     Equity in net loss of affiliates, net............................               2,269                    4,360
     Minority interests...............................................              86,848                   41,605
     Gain on sale of investments......................................                   -                  (10,861)
     Write off of investment in affiliate.............................                   -                   15,100
     Write off of deferred financing costs............................                   -                    4,406
     Amortization of deferred financing and other costs...............              15,668                    4,042
     Amortization of debenture discount...............................                 371                      256
     (Gain) loss on sale of equipment.................................              (1,246)                   2,115
     Changes in assets and liabilities, net of effects of
         acquisitions and dispositions................................            (230,939)                 (78,404)
                                                                              ------------             ------------
        Net cash provided by (used in) operating activities...........              56,558                   (8,703)
                                                                              ------------             ------------
Cash flows from investing activities:
     Payments for acquisitions, net of cash acquired..................            (116,183)                (114,447)
     Proceeds from sale of investments................................                   -                   10,861
     Capital expenditures.............................................            (554,406)                (380,850)
     Proceeds from sale of equipment..................................                  68                      431
     Additions to intangible assets...................................                (120)                  (6,756)
     Increase in investments in affiliates, net.......................             (28,669)                 (33,559)
                                                                              ------------             ------------
        Net cash used in investing activities.........................            (699,310)                (524,320)
                                                                              ------------             ------------

Cash flows from financing activities:

     Proceeds from bank debt..........................................           1,867,784                1,873,047
     Repayment of bank debt...........................................          (1,229,829)              (1,448,882)
     Issuance of common stock.........................................              10,079                    8,713
     Purchase of treasury stock.......................................                   -                     (498)
     Payments of capital lease obligations and other debt.............             (16,844)                  (9,072)
     Additions to deferred financing and other costs..................             (17,172)                  (5,822)
                                                                              ------------             ------------
        Net cash provided by financing activities.....................             614,018                  417,486
                                                                              ------------             ------------

Net decrease in cash and cash equivalents.............................             (28,734)                (115,537)
Cash and cash equivalents at beginning of year........................              62,665                  173,826
                                                                              ------------             ------------
Cash and cash equivalents at end of period............................        $     33,931            $      58,289
                                                                              ============            =============


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


Note 2.      RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The financial statements as of and for the three and six month periods ended June 30, 2000 and 1999 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's and CSC Holdings, Inc.'s Annual Reports on Form 10-K for the year ended December 31, 1999.

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

Note 5.      CASH FLOWS

For purposes of the condensed consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The Company paid cash interest expense of approximately $254,286 and $204,780 for the six months ended June 30, 2000 and 1999, respectively. The Company's noncash financing and investing activities for the six months ended June 30, 2000 and 1999 included capital lease obligations of $21,794 and $22,772, respectively, incurred when the Company entered into leases for new equipment.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)


Note 6.      ACQUISITION

In January 2000, Regional Programming Partners acquired the 70% interest in SportsChannel Florida Associates held by Front Row Communications for approximately $130,600 (including the repayment of $20,000 in debt) increasing its ownership to 100%. The acquisition was accounted for as a purchase with the operations of the acquired business being consolidated with those of the Company as of the acquisition date. The purchase price will be allocated to the specific assets acquired when an independent appraisal is obtained.

Note 7.      AT HOME

As of June 30, 2000 and 1999, deferred revenue derived from the receipt of At Home warrants, net of amortization taken, amounted to approximately $131,419 and $187,245, respectively. For the six months ended June 30, 2000 and 1999, the Company recognized approximately $30,000 and $25,068, respectively, of this deferred revenue.

On June 19, 2000, Cablevision commenced an action in the Delaware Court of Chancery to protect its rights regarding an agreement, dated as of March 28, 2000, among Excite@Home, AT&T Corp., Comcast Corporation and Cox Communications, Inc. On June 30, 2000, Excite@Home, AT&T, Comcast and Cox filed answers in the Delaware Court of Chancery to Cablevision's complaint. In addition, Excite@Home asserted counterclaims against Cablevision seeking to rescind its agreements with Cablevision and cancel the Excite@Home warrants owned by Cablevision.

Note 8.      SEGMENT INFORMATION

The Company's reportable segments are strategic business units that are managed separately. The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income (loss) before depreciation and amortization and excluding incentive stock plan income or expense and the costs of Year 2000 remediation).



                                                      SIX MONTHS ENDED JUNE 30,              THREE MONTHS ENDED JUNE 30,
                                                  ------------------------------         -------------------------------
                                                       2000               1999                 2000               1999
                                                       ----               ----                 ----               ----
REVENUES

Telecommunication Services...............          $1,163,357         $1,057,964          $   596,289        $   532,474
Rainbow Media Holdings...................             708,794            587,650              347,312            289,055
Retail Electronics.......................             295,758            259,348              159,102            136,331
All Other................................              36,017             39,085               17,844             20,778
Intersegment Eliminations................             (74,125)           (64,030)             (38,970)           (32,329)
                                                   ----------         ----------           ----------         ----------
         Total...........................          $2,129,801         $1,880,017           $1,081,577         $  946,309
                                                   ==========         ==========           ==========         ==========


                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)


                                                      SIX MONTHS ENDED JUNE 30,             THREE MONTHS ENDED JUNE 30,
                                                   ---------------------------            -----------------------------
                                                       2000                1999                2000                1999
                                                       ----                ----                ----                ----

ADJUSTED OPERATING CASH FLOW

Telecommunication Services...............         $   483,245        $   447,148          $   244,579        $   228,790
Rainbow Media Holdings...................             118,132             74,847               71,176             46,597
Retail Electronics.......................             (31,768)           (16,802)             (13,880)            (5,497)
All Other................................             (26,622)           (21,969)             (13,407)           (13,983)
                                                  -----------        -----------          -----------        -----------
         Total...........................         $   542,987        $   483,224          $   288,468        $   255,907
                                                  ===========        ===========          ===========        ===========

A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:



                                                                       SIX MONTHS ENDED               THREE MONTHS ENDED
                                                                 --------------------------      ---------------------------
                                                                           JUNE 30,                        JUNE 30,
                                                                           --------                        --------
                                                                      2000            1999            2000           1999
                                                                      ----            ----            ----           ----
REVENUE
Total revenue for reportable segments......................       $2,167,909      $1,904,962      $1,102,703      $  957,860
Other revenue and intersegment eliminations................          (38,108)        (24,945)        (21,126)        (11,551)
                                                                  ----------      ----------      ----------      ----------
      Total consolidated revenue...........................       $2,129,801      $1,880,017      $1,081,577      $  946,309
                                                                  ==========      ==========      ==========      ==========

ADJUSTED OPERATING CASH FLOW TO NET LOSS
Total adjusted operating cash flow for reportable
      segments.............................................       $  569,609      $  505,193      $  301,875      $  269,890
Other adjusted operating cash flow deficit.................          (26,622)        (21,969)        (13,407)        (13,983)
Items excluded from adjusted operating cash flow:
      Depreciation and amortization........................         (470,830)       (415,172)       (237,478)       (209,719)
      Incentive stock plan income (expense)................            6,345        (166,997)        (34,779)        (45,658)
      Year 2000 remediation................................           (3,473)        (16,373)           (913)         (8,801)
      Interest expense.....................................         (271,547)       (223,558)       (139,468)       (114,266)
      Interest income......................................            2,704           4,860           1,403           1,981
      Equity in net income (loss) of affiliates, net.......           (2,269)         (4,360)             47            (965)
      Write off of deferred financing costs................                -          (4,406)              -          (4,406)
      Minority interests...................................          (86,855)        (56,275)        (45,460)        (38,656)
      Miscellaneous, net...................................           (4,305)         (7,437)         (3,568)         (3,264)
                                                                 -----------     -----------     -----------     -----------
                Net loss...................................      $  (287,243)    $  (406,494)    $  (171,748)    $  (167,847)
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

Note 9.      NET ASSETS HELD FOR SALE

The net assets attributable to the Company's cable television systems located in and around the greater Cleveland, Ohio metropolitan area, in Boston and Eastern Massachusetts and in Kalamazoo, Michigan are classified in the accompanying balance sheet as of June 30, 2000 as net assets held for sale.

Note 10.     SUBSEQUENT EVENT

In August 2000, the Company filed preliminary proxy materials with the Securities and Exchange Commission related to the vote of the Company's shareholders that is required to amend the Company's charter to authorize and issue a new series of common stock called Rainbow Media Group tracking stock. The new series would be designed to track the economic performance of the businesses and interests of the Rainbow Media Group, which are currently part, but not all, of the Company's Rainbow Media Holdings, Inc. subsidiary.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains or incorporates by reference statements that constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward looking statements as a result of various factors. Factors that may cause such differences to occur include but are not limited to:

(i)      the level of the Company's revenues;
(ii) subscriber demand, competition, the cost of programming and industry conditions;
(iii)    the regulatory environment in which the Company operates;
(iv) the level of capital expenditures and whether expenses of the Company continue to increase or increase at a rate faster than expected;
(v)      pending and future acquisitions and dispositions of assets;
(vi) whether any pending uncompleted transactions are completed on the terms and at the times set forth (if at all);
(vii)    new competitors entering the Company's franchise areas;
(viii) other risks and uncertainties inherent in the cable television business, the programming and entertainment businesses and the Company's other businesses;
(ix) financial community and rating agency perceptions of the Company's business, operations, financial condition and the industry in which it operates; and
(x) the factors described in CSC Holdings, Inc.'s most recent registration statement on Form S-3, including the section entitled "Risk Factors" contained therein.

The Company disclaims any obligation to update the forward-looking statements contained or incorporated by reference herein.

TRANSACTIONS

2000 ACQUISITIONS. In January 2000, Regional Programming Partners ("RPP") acquired the 70% interest in SportsChannel Florida Associates held by Front Row Communications, Inc., increasing RPP's ownership to 100%. In June 2000, Rainbow Media Holdings, Inc. ("Rainbow Media Holdings") acquired the 50% interest in MuchMusic USA held by Chum, Ltd., increasing Rainbow Media Holdings' ownership to 100%.

1999 ACQUISITIONS. In April 1999, CSC Holdings, Inc. ("CSC Holdings") purchased ITT Corporation's remaining minority interest in Madison Square Garden, L.P. ("MSG"). In 1999, CSC Holdings acquired interests in the real property and assets related to certain movie theaters.

The above transactions are collectively referred to as the "Acquisitions."

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


RESULTS OF OPERATIONS

The following tables set forth on an unaudited historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA


                                                                      THREE MONTHS ENDED JUNE 30,
                                                    ----------------------------------------------------------------
                                                                  2000                               1999
                                                    ------------------------------     ------------------------------    (INCREASE)
                                                                          % OF NET                           % OF NET      DECREASE
                                                         AMOUNT           REVENUES         AMOUNT            REVENUES    IN NET LOSS
                                                         ------           --------         -----             --------    -----------
                                                                                     (DOLLARS IN THOUSANDS)

Revenues, net ....................................    $ 1,081,577             100%     $   946,309             100%     $   135,268

Operating expenses:
    Technical and operating ......................        393,917              36          355,250              38          (38,667)
    Retail electronics cost of sales .............        129,399              12          106,696              11          (22,703)
    Selling, general and administrative ..........        305,485              28          282,915              30          (22,570)
    Depreciation and amortization ................        237,478              22          209,719              22          (27,759)
                                                      -----------                      -----------                      -----------
Operating income (loss) ..........................         15,298               1           (8,271)             (1)          23,569
Other income (expense):
    Interest expense, net ........................       (138,065)            (13)        (112,285)            (12)         (25,780)
    Equity in net income (loss) of
       affiliates, net ...........................             47              --             (965)             --            1,012
    Write off of deferred financing costs ........             --              --           (4,406)             (1)           4,406
    Minority interests ...........................        (45,460)             (4)         (38,656)             (4)          (6,804)
    Miscellaneous, net ...........................         (3,568)             --           (3,264)             --             (304)
                                                      -----------                      -----------                      -----------
Net loss .........................................    $  (171,748)            (16)%    $  (167,847)            (18)%    $    (3,901)
                                                      ===========                      ===========                      ===========

                                                                           Six Months Ended June 30,
                                                    ----------------------------------------------------------------

                                                                  2000                               1999
                                                    ------------------------------     ------------------------------    (INCREASE)
                                                                          % OF NET                           % OF NET      DECREASE
                                                         AMOUNT           REVENUES         AMOUNT            REVENUES    IN NET LOSS
                                                         ------           --------         -----             --------    -----------
                                                                                     (DOLLARS IN THOUSANDS)

Revenues, net ....................................    $ 2,129,801             100%     $ 1,880,017             100%     $   249,784

Operating expenses:
    Technical and operating ......................        833,945              39          757,131              40          (76,814)
    Retail electronics cost of sales .............        241,852              11          204,788              11          (37,064)
    Selling, general and administrative ..........        508,145              24          618,244              33          110,099
    Depreciation and amortization ................        470,830              22          415,172              22          (55,658)
                                                      -----------                      -----------                      -----------
Operating income (loss) ..........................         75,029               4         (115,318)             (6)         190,347
Other income (expense):
    Interest expense, net ........................       (268,843)            (13)        (218,698)            (12)         (50,145)
    Equity in net loss of affiliates, net ........         (2,269)             --           (4,360)             --            2,091
    Write off of deferred financing costs ........           --                --           (4,406)             --            4,406
    Minority interests ...........................        (86,855)             (4)         (56,275)             (3)         (30,580)
    Miscellaneous, net ...........................         (4,305)             --           (7,437)             --            3,132
                                                      -----------                      -----------                      -----------
Net loss .........................................    $  (287,243)            (13)%    $  (406,494)            (22)%    $   119,251
                                                      ===========                      ===========                      ===========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2000 VERSUS THREE AND SIX MONTHS ENDED JUNE 30, 1999

CONSOLIDATED RESULTS

REVENUES for the three and six months ended June 30, 2000 increased $135.3 million (14%) and $249.8 million (13%), respectively, as compared to revenues for the same periods in the prior year. Approximately $85.1 million (9%) and $155.1 million (8%), respectively, was from increases in revenue sources such as Rainbow Media Holdings' programming services, advertising on the Company's cable television systems, revenue derived from the developing telephone and modem businesses and revenue recognized in connection with the At Home transaction; approximately $26.3 million (3%) and $49.9 million (3%), respectively, resulted from higher revenue per subscriber; and approximately $14.9 million (1%) and $26.4 million (1%), respectively, was attributable to the Acquisitions. The remaining increase of $9.0 million (1%) and $18.4 million (1%), respectively, was attributable to internal growth in the average number of subscribers during the periods.

TECHNICAL AND OPERATING EXPENSES for the three and six months ended June 30, 2000 increased $38.7 million (11%) and $76.8 million (10%), respectively, compared to the same periods in 1999. Approximately $28.8 million (8%) and $59.3 million (8%), respectively, of the increase was attributable to increased costs directly associated with the growth in revenues and subscribers discussed above, as well as to increases in programming costs for cable television services, with the remaining $9.9 million (3%) and $17.5 million (2%), respectively, attributable to the Acquisitions. As a percentage of revenues, technical and operating expenses decreased 2% during the three month period in 2000 and decreased 1% during the six month period in 2000 as compared to the 1999 periods.

RETAIL ELECTRONICS COST OF SALES for the three and six months ended June 30, 2000 amounted to approximately $129.4 million and $241.9 million, respectively, (81% and 82%, respectively, of retail electronics sales) compared to approximately $106.7 million and $204.8 million (78% and 79%, respectively, of retail electronics sales) for the three and six months ended June 30, 1999, respectively. Cost of sales include the cost of merchandise sold, including freight costs incurred and certain occupancy and buying costs, for the retail electronics segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $22.6 million (8%) for the three months ended June 30, 2000 and decreased $110.1 million (18%) for the six months ended June 30, 2000 over the comparable periods in 1999. The change for the three and six month periods consisted of increases of approximately $37.7 million (14%) and $69.7 million (11%), respectively, in sales and marketing and administrative costs and approximately $3.7 million (1%) and $6.4 million (1%), respectively, was directly attributable to the Acquisitions. Offsetting these increases were net decreases of approximately $10.9 million (4%) and $173.3 million (28%), respectively, related to an incentive stock plan and approximately $7.9 million (3%) and $12.9 million (2%), respectively, related to lower Year 2000 remediation costs. As a percentage of revenues, selling, general and administrative expenses decreased 2% and 9%, respectively, during the 2000 periods compared to

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

the 1999 periods. Excluding the effects of the incentive stock plan and the Year 2000 remediation costs, as a percentage of revenues such costs increased 1% in each of the periods.

OPERATING PROFIT BEFORE DEPRECIATION AND AMORTIZATION increased $51.3 million (25%) to $252.8 million and $246.0 million (82%) to $545.9 million for the three and six months ended June 30, 2000 from $201.4 million and $299.9 million for the comparable periods in 1999. Approximately $10.9 million (5%) and $173.3 million (58%) of the increase resulted from the adjustment related to an incentive stock plan and approximately $40.4 million (20%) and $72.7 million (24%), respectively, resulted from the combined effect of the revenue and expense changes discussed above. On a pro forma basis, giving effect to the Acquisitions as if they had occurred on January 1, 1999 and excluding the Company's systems held for sale, the incentive stock plan adjustments referred to above and the costs of Year 2000 remediation, operating profit before depreciation and amortization would have increased 14.0% and 13.7% for the three and six month periods in 2000. Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income
(loss) and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

DEPRECIATION AND AMORTIZATION EXPENSE increased $27.8 million (13%) and $55.7 million (13%), respectively, for the three and six months ended June 30, 2000 as compared to the same periods in 1999. The increases resulted primarily from depreciation on new plant assets.

NET INTEREST EXPENSE increased $25.8 million (23%) and $50.1 million (23%), respectively, for the three and six months ended June 30, 2000 compared to the same periods in 1999. The net increases are primarily attributable to higher interest rates and debt incurred to fund capital expenditures and acquisitions.

EQUITY IN NET INCOME (LOSS) OF AFFILIATES consisted of the Company's share of the net income or losses of certain programming businesses in which the Company has varying minority ownership interests.

MINORITY INTERESTS for the three and six months ended June 30, 2000 and 1999 include CSC Holdings' preferred stock dividend requirements, FOX Sports Networks, LLC's 40% share of the net income (loss) of Regional Programming Partners, ITT Corporation's share of the net loss of MSG through April 8, 1999 and NBC Cable Holding, Inc.'s 26% (25% in 1999) share of the net loss of Rainbow Media Holdings.

NET MISCELLANEOUS EXPENSE increased $0.3 million to $3.6 million for the three months ended June 30, 2000 and decreased $3.1 million to $4.3 million for the six months ended June 30, 2000 as compared to the same periods in 1999. For the three and six months ended June 30, 2000, miscellaneous expense consisted of various items, primarily sales and use taxes. For the three and six months ended June 30, 1999, miscellaneous expense included a charge of approximately

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


$15.1 million resulting from the write off of an investment held by Rainbow Media Holdings, and a gain of approximately $10.9 million resulting from the sale of certain marketable securities.

BUSINESS SEGMENTS RESULTS

The Company classifies its business interests into three fundamental areas:
Telecommunication Services, consisting principally of its cable television, telephone and modem services operations; Rainbow Media Holdings, consisting principally of interests in cable television programming networks and MSG, which owns and operates professional sports teams, regional cable television networks, live productions and entertainment venues; and Retail Electronics, which represents the operations of Cablevision Electronics' retail electronics stores. The Company allocates certain costs to each segment based upon their proportionate estimated usage of services.

TELECOMMUNICATION SERVICES

The tables below set forth, for the periods presented, certain unaudited historical financial information and the percentage that those items bear to revenues for the Company's telecommunication services segment.


                                                                          THREE MONTHS ENDED JUNE 30,
                                                          -----------------------------------------------------
                                                                    2000                         1999
                                                           -----------------------      -----------------------
                                                                          % OF NET                     % OF NET
                                                            AMOUNT        REVENUES       AMOUNT        REVENUES
                                                            ------        --------       ------        --------
                                                                          (DOLLARS IN THOUSANDS)

Revenues, net..........................................   $   596,289       100%        $   532,474       100%
Technical and operating expenses.......................       235,962        40             211,378        40
Selling, general and administrative expenses...........       131,582        22             127,928        24
Depreciation and amortization..........................       158,858        27             152,031        28
                                                          -----------                  ------------
        Operating profit...............................   $    69,887        12%       $     41,137         8%
                                                          ===========                  ============



                                                                            SIX MONTHS ENDED JUNE 30,
                                                          -----------------------------------------------------
                                                                    2000                         1999
                                                           -----------------------      -----------------------
                                                                          % OF NET                     % OF NET
                                                            AMOUNT        REVENUES       AMOUNT        REVENUES
                                                            ------        --------       ------        --------
                                                                          (DOLLARS IN THOUSANDS)

Revenues, net.........................................     $1,163,357       100%         $1,057,964       100%
Technical and operating expenses......................        466,771        40             427,321        40
Selling, general and administrative expenses..........        212,830        18             278,235        26
Depreciation and amortization.........................        317,847        27             302,789        29
                                                         ------------                  ------------
        Operating profit...............................   $   165,909        14%       $     49,619         5%
                                                          ===========                  ============


REVENUES for the three and six months ended June 30, 2000 increased $63.8 million (12%) and $105.4 million (10%), respectively, as compared to revenues for the same periods in the prior year. Approximately $26.3 million (5%) and $49.9 million (5%), respectively, of the increases resulted from higher revenue per subscriber; approximately $16.0 million (3%) and $29.0 million (2%),

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


respectively, was attributable to revenues from the Company's developing telephone and modem businesses and revenue recognized in connection with the At Home transaction; and approximately $9.0 million (2%) and $18.4 million (2%), respectively, was attributable to internal growth in the average number of subscribers during the periods. The remaining increase of approximately $12.5 million (2%) and $8.1 million (1%), respectively, resulted from increases in other revenue sources, including advertising.

TECHNICAL AND OPERATING EXPENSES for the three and six months ended June 30, 2000 increased $24.6 million (12%) and $39.5 million (9%), respectively, over the same periods in 1999. The increased costs were directly associated with the growth in revenues and subscribers discussed above, as well as to increases in programming costs for cable television services. As a percentage of revenues, technical and operating expenses remained relatively constant during the three and six months ended June 30, 2000 as compared to the same periods in the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $3.7 million (3%) for the three months ended June 30, 2000 and decreased $65.4 million (24%) for the six months ended June 30, 2000 as compared to the same periods in 1999. The increase for the three months ended June 30, 2000 consisted of an increase of $23.4 million (18%) resulting from increased customer service and sales and marketing costs, partially offset by a decrease of $16.1 million (12%) due to lower charges related to an incentive stock plan and a decrease of approximately $3.6 million (3%) due to lower Year 2000 remediation costs. For the six months ended June 30, 2000, the decrease consisted of a decrease of $92.1 million (33%) resulting from lower charges related to an incentive stock plan and a decrease of approximately $3.2 million (1%) resulting from lower Year 2000 remediation costs. These decreases were partially offset by an increase of approximately $29.9 million (10%) in customer service and sales and marketing costs. As a percentage of revenues, selling, general and administrative expenses decreased 2% and 8%, respectively, during the three and six months ended June 30, 2000 compared to the same 1999 periods. Excluding the effects of the incentive stock plan and the Year 2000 remediation costs, such costs increased 2% and 1%, respectively, for the three and six months ended June 30, 2000 as compared to the same periods in the prior year, as a percentage of revenues.

DEPRECIATION AND AMORTIZATION EXPENSE increased $6.8 million (4%) and $15.1 million (5%), respectively, for the three and six months ended June 30, 2000 over the comparable 1999 periods. The increases resulted primarily from depreciation on new plant assets.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

RAINBOW MEDIA HOLDINGS

The tables below set forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for Rainbow Media Holdings.


                                                                          THREE MONTHS ENDED JUNE 30,
                                                        -----------------------------------------------------------

                                                                   2000                           1999
                                                         ------------------------       ---------------------------
                                                                          % OF NET                       % OF NET
                                                           AMOUNT         REVENUES        AMOUNT         REVENUES
                                                           ------         --------        ------         ---------
                                                                          (DOLLARS IN THOUSANDS)

Revenues, net........................................   $   347,312           100%      $   289,055          100%
Technical and operating expenses.....................       180,954            52           157,741           55
Selling, general and administrative expenses.........       112,885            33            99,874           34
Depreciation and amortization........................        48,859            14            39,848           14
                                                        -----------                     -----------
        Operating profit (loss).......................  $     4,614             1%      $    (8,408)          (3)%
                                                        ===========                     ===========


                                                                          SIX MONTHS ENDED JUNE 30,
                                                        -----------------------------------------------------------

                                                                   2000                           1999
                                                         ------------------------       ---------------------------
                                                                          % OF NET                       % OF NET
                                                           AMOUNT         REVENUES        AMOUNT         REVENUES
                                                           ------         --------        ------         ---------
                                                                          (DOLLARS IN THOUSANDS)
Revenues, net........................................     $ 708,794           100%        $ 587,650          100%
Technical and operating expenses.....................       409,592            58           360,202           61
Selling, general and administrative expenses.........       175,826            25           233,057           40
Depreciation and amortization........................        96,847            14            79,364           14
                                                          ---------                      ----------
        Operating profit (loss).......................    $  26,529             4%       $  (84,973)         (15)%
                                                          =========                      ==========

REVENUES for the three and six months ended June 30, 2000 increased $58.3 million (20%) and $121.1 million (21%), respectively, as compared to revenues for the same periods in the prior year. Approximately $34.2 million (12%) and $55.3 million (10%), respectively, of the increase was attributable to internal growth in programming network subscribers and rate increases, approximately $14.9 million (5%) and $26.5 million (5%), respectively, was a direct result of the Acquisitions and approximately $4.1 million (1%) and $25.6 million (4%), respectively, was due to increases in advertising revenues. The remaining $5.1 million (2%) and $13.7 million (2%), respectively, of the increase was primarily the result of a greater number of concerts, special events and sporting events at Madison Square Garden and Radio City Music Hall.

TECHNICAL AND OPERATING EXPENSES for the three and six months ended June 30, 2000 increased $23.2 million (15%) and $49.4 million (14%), respectively, over the comparable 1999 periods. Approximately $9.9 million (7%) and $17.6 million (5%), respectively, of the increase was the direct result of the Acquisitions. The remaining net increase of $13.3 million (8%) and $31.8 million (9%), respectively, was primarily attributable to increased costs directly associated with the net increases in revenues discussed above. As a percentage of revenues, technical and operating expenses decreased 3% in each of the periods.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $13.0 million (13%) for the three month period and decreased $57.2 million (25%) for the six month period compared to the same periods in the prior year. The increase for the three months ended June 30, 2000 consisted of an increase of $6.8 million (7%) attributable to sales and marketing initiatives, advertising related expenses and other general cost increases; an increase of approximately $5.3 million (5%) was attributable to charges related to an incentive stock plan; and an increase of $3.7 million (4%) resulted from the Acquisitions, partially offset by a decrease of $2.8 million (3%) attributable to lower Year 2000 remediation costs. The decrease for the six months ended June 30, 2000 consisted of a decrease of approximately $80.0 million (34%) attributable to an incentive stock plan and a $5.7 million (3%) decrease due to lower Year 2000 costs, partially offset by an increase of $22.1 million (9%) attributable to sales and marketing initiatives, advertising related expenses and other general cost increases and an increase of $6.4 million (3%) resulting from the Acquisitions. As a percentage of revenues, selling, general and administrative expenses decreased 1% and 15% for the three and six month periods, respectively. Excluding the effects of the incentive stock plan and Year 2000 remediation costs, as a percentage of revenues such costs decreased 2% for the three month period and remained relatively constant for the six month period.

DEPRECIATION AND AMORTIZATION EXPENSE increased $9.0 million (23%) and $17.5 million (22%) for the three and six months ended June 30, 2000 over the same 1999 periods. Approximately $7.4 million (19%) and $14.3 million (18%) of the increase resulted primarily from depreciation on capital expenditures made during the periods and approximately $1.6 million (4%) and $3.2 million (4%), respectively, was primarily attributable to amortization of intangible assets resulting from the Acquisitions.

RETAIL ELECTRONICS

The tables below set forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's retail electronics segment, Cablevision Electronics Investments, Inc. ("Cablevision Electronics").


                                                                                         THREE MONTHS ENDED JUNE 30,
                                                                    ----------------------------------------------------------------

                                                                                   2000                            1999
                                                                     -----------------------------     -----------------------------
                                                                                          % OF NET                         % OF NET
                                                                       AMOUNT             REVENUES        AMOUNT           REVENUES
                                                                       ------             --------        ------           ---------
                                                                                          (DOLLARS IN THOUSANDS)

Revenues, net ................................................       $ 159,102              100%        $ 136,331              100%
Cost of sales ................................................         129,399               81           106,696               78
Selling, general and administrative expenses .................          43,823               28            35,613               26
Depreciation and amortization ................................           4,382                3             1,502                1
                                                                     ---------                          ---------
     Operating loss ..........................................       $ (18,502)             (12)%       $  (7,480)              (6)%
                                                                     =========                          =========



                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


                                                                   SIX MONTHS ENDED JUNE 30,
                                                    ----------------------------------------------------

                                                             2000                            1999
                                                     ----------------------        -----------------------
                                                                   % OF NET                   % OF NET
                                                    AMOUNT         REVENUES     AMOUNT        REVENUES
                                                   --------       ---------    -------       ----------
                                                                   (DOLLARS IN THOUSANDS)


Revenues, net .................................   $ 295,758          100%    $ 259,348          100%
Cost of sales .................................     241,852           82       204,788           79
Selling, general and administrative expenses...      85,344           29        73,084           28
Depreciation and amortization .................       8,143            3         2,954            1
                                                  ---------                  ---------
     Operating loss ...........................   $ (39,581)         (13)%   $ (21,478)          (8)%
                                                  =========                  =========


REVENUES for the three and six months ended June 30, 2000 amounted to approximately $159.1 million and $295.8 million, respectively, compared to revenues of approximately $136.3 million and $259.3 million for the three and six months ended June 30, 1999, respectively. Comparable store sales accounted for $18.3 million (13%) and $26.9 million (10%) of the increased revenue, while new and relocated stores contributed $4.5 million (3%) and $9.5 million (4%) of the increased revenue for the three and six months ended June 30, 2000, respectively.

COST OF SALES for the three and six months ended June 30, 2000 amounted to approximately $129.4 million and $241.9 million (81% and 82% of revenues), respectively. For the three and six months ended June 30, 1999, costs of sales amounted to $106.7 million and $204.8 million (78% and 79% of revenues), respectively. Such costs include the cost of merchandise sold, including freight costs incurred, as well as store occupancy and buying costs. The increase in cost of sales, as a percentage of revenues, is attributable to changes in the sales mix and inventory provisions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES amounted to approximately $43.8 million and $85.3 million for the three and six months ended June 30, 2000, respectively and $35.6 million and $73.1 million for the three and six months ended June 30, 1999, respectively. Selling, general and administrative expenses consist of retail store expenses (excluding store occupancy costs), the salaries and commissions of store personnel, the costs of advertising, operating the distribution center and corporate support functions other than buying.

DEPRECIATION AND AMORTIZATION EXPENSE amounted to approximately $4.4 million and $8.1 million for the three and six months ended June 30, 2000, respectively, and $1.5 million and $3.0 million for the three and six months ended June 30, 1999, respectively. Depreciation and amortization expense includes the depreciation of all property and equipment in service, and, for the 1999 period, the amortization of intangible assets which resulted from the Wiz acquisition.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cablevision Systems Corporation ("Cablevision") does not have any operations independent of its subsidiaries. In addition, Cablevision has no borrowings and does not have outstanding any securities other than its Class A Common Stock and Class B Common Stock, on which it does not intend to pay any dividends in the foreseeable future. Accordingly, Cablevision does not have cash needs independent of the needs of its subsidiaries.

Cablevision is currently structured as a restricted group and an unrestricted group of subsidiaries. The Restricted Group includes all of CSC Holdings' cable operations in and around the greater New York City Metropolitan area, in and around the greater Cleveland, Ohio Metropolitan area and in and around the Boston, Massachusetts metropolitan area and in Kalamazoo, Michigan and the commercial telephone operations of the Company's subsidiary, Cablevision Lightpath, Inc. on Long Island, New York. At June 30, 2000, the Restricted Group encompassed approximately 3,544,500 cable television subscribers, including approximately 716,000 subscribers in its Ohio, Massachusetts and Michigan systems.

The Unrestricted Group includes principally Rainbow Media Holdings, including Madison Square Garden, other companies engaged in certain developmental activities ("New Media"), including high-speed cable modem service, residential telephone service, developing (non-Long Island) commercial telephone service, research and development expenses and deferred revenue amortization related to the At Home transaction. The Unrestricted Group also includes Cablevision Electronics, which operates 41 THE WIZ consumer electronics store locations, and CCG Holdings, Inc. ("CCG Holdings"), which owns the Company's motion picture theater assets.

The following table presents selected historical results of operations and other financial information related to the captioned groups or entities as of and for the six months ended June 30, 2000.


                                                                                      INTEREST         CAPITAL
                                                  REVENUES            AOCF*           EXPENSE        EXPENDITURES
                                                 ---------           ---------       ----------      ------------
                                                                     (DOLLARS IN THOUSANDS)


Restricted Group**.......................         $1,107,815        $  492,097        $  226,726      $  456,425
New Media***.............................             55,542           (34,593)                1          62,807
Rainbow Media Holdings (including
     AMC and MSG)........................            708,794           118,132            39,615          21,109
Retail Electronics.......................            295,758           (31,768)            6,118          12,516
Other....................................            (38,108)             (881)             (913)          1,549
                                                  ----------         ---------        ----------      ----------
    Total                                         $2,129,801         $ 542,987        $  271,547      $  554,406
                                                  ==========         =========        ==========      ==========

-------------------------------
* Defined as operating income (loss) before depreciation and amortization and excluding incentive stock plan income of $6,345 and the costs of Year 2000 remediation of $3,473.

**   Includes cable systems held for sale.

*** Consists of developmental operations, including those related to systems held for sale.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES




                                                           RESTRICTED           UNRESTRICTED
                                                             GROUP                  GROUP                TOTAL
                                                          ------------          -------------           --------
                                                                           (DOLLARS IN THOUSANDS)

DEBT AND REDEEMABLE PREFERRED STOCK

Senior debt .......................................        $1,888,241            $      --             $1,888,241
Senior notes and debentures .......................         2,692,906                   --              2,692,906
Subordinated notes and debentures .................         1,048,580                   --              1,048,580
                                                           ----------            ----------            ----------
                                                            5,629,727                   --              5,629,727
                                                           ----------            ----------            ----------

Redeemable preferred stock of CSC Holdings ........         1,485,033                   --              1,485,033
                                                           ----------            ----------            ----------

Rainbow Media Holdings:

    RMHI senior debt ..............................               --                235,181               235,181
    AMC senior debt ...............................               --                359,717               359,717
    MSG senior debt ...............................               --                409,460               409,460
                                                           ----------            ----------            ----------
      Total Rainbow Media Holdings debt ...........               --              1,004,358             1,004,358
                                                           ----------            ----------            ----------

Retail Electronics debt ...........................               --                 96,852                96,852

Other debt ........................................               --                 26,449                26,449
                                                           ----------            ----------            ----------

      Total debt and redeemable preferred stock....        $7,114,760            $1,127,659            $8,242,419
                                                           ==========            ==========            ==========


RESTRICTED GROUP

The Restricted Group's plant upgrade, combined with additional amounts required for the start up and operation of new businesses such as high speed internet access, digital video services, the expansion of residential telephone services and the roll out of non-Long Island based commercial telephone business, as well as additional investments or acquisitions, will require significant additional funding. The Company expects to obtain the requisite funds through internally generated funds, amounts available under CSC Holdings' credit facilities, proceeds from asset sales and/or additional capital market issuances.

In December 1999, the Company announced the sale of its Ohio system to Adelphia Communications Corporation for $990 million in cash and $540 million in Adelphia common stock, subject to certain adjustments. In March 2000, the Company entered into a definitive agreement with Charter Communications, Inc. for the sale of its Kalamazoo, Michigan system in exchange for $172.5 million in Charter Communications, Inc. common stock. In April 2000, the Company announced the sale of its cable systems in Boston and Eastern Massachusetts to AT&T Corporation ("AT&T") in exchange for cable systems in certain northern New York suburbs, approximately $878 million in AT&T stock and approximately $284 million in cash, subject to certain adjustments. The Company expects to apply the cash proceeds from these transactions, which may include cash proceeds from the monetization of stock, toward the reduction of outstanding debt. The consummation of each of these transactions is subject to the receipt of franchise transfer and other required approvals.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


As of August 4, 2000, the Restricted Group had in total $2.2 billion in reducing revolving credit facilities, consisting of a $1.2 billion facility available to Cablevision MFR, Inc. and certain of the Company's New Jersey subsidiaries and a $1.0 billion facility available to CSC Holdings and other Restricted Group subsidiaries. Both facilities mature in March 2007 and begin to reduce in June 2001. On July 31, 2000, CSC Holdings closed on a new $450 million term loan facility, which matures on July 31, 2001. This facility was intended to provide additional availability until such time as the pending cable system sales close and will be repaid with cash proceeds received in such sales. As of August 4, 2000, the Restricted Group had total drawings under all available credit facilities of $1,994 million and letters of credit of $39 million. Unrestricted and undrawn funds available to the Restricted Group amounted to approximately $617.5 million as of August 4, 2000.


                                       -----------------------------------------------------------
                                                           AS OF AUGUST 4, 2000
                                                              (IN THOUSANDS)
                                       -----------------------------------------------------------
                                          CSC HOLDINGS            MFR                    TOTAL
                                         --------------          -----                   -----


Total revolving credit facility...           $1,000,000        $1,200,000             $2,200,000

Total term loan facility..........              450,000                 -                450,000

Outstanding debt..................              986,500         1,007,000              1,993,500

Outstanding letters of credit.....               38,994                 -                 38,994
                                            -----------       -----------            -----------
     Availability.................          $   424,506       $   193,000            $   617,506
                                            ===========       ===========            ===========


Both the revolving credit agreements and the term loan facility contain certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the Restricted Group to maintain certain financial ratios and restricting the permitted uses of borrowed funds.

As of August 4, 2000, CSC Holdings had entered into interest exchange (swap) agreements with several of its banks covering a notional principal amount of $300 million. Swaps in the aggregate amount of $250 million require CSC Holdings to pay a floating rate of interest and mature in 2001 and 2002. The remainder of the swaps require payment of a fixed rate of interest by CSC Holdings and mature in August 2000. The weighted average effective interest rate on all Restricted Group bank debt outstanding, including the swap agreements, as of August 4, 2000, was approximately 8.2%.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

RAINBOW MEDIA HOLDINGS AND AMERICAN MOVIE CLASSICS

As of August 4, 2000, Rainbow Media Holdings had a $300 million non-amortizing revolving credit facility maturing on December 31, 2000, of which $74.5 million was restricted to provide for repayment of a like amount of intercompany borrowings from RPP as described below. On January 4, 2000 and July 17, 2000, Rainbow Media Holdings repaid $100.5 million and $5 million, respectively, of its $180 million loan from RPP with borrowings under its credit facility. Direct borrowings as of August 4, 2000, amounted to $210.5 million, leaving a balance of $15 million available to Rainbow Media Holdings under the credit facility as of that date.

In May 1999, American Movie Classics, a wholly-owned subsidiary of Rainbow Media Holdings, entered into a new $425 million credit facility consisting of a $200 million reducing revolving credit facility and a $225 million amortizing term loan, both of which mature on March 31, 2006. The amount of the available commitment under the revolver will not begin to be reduced until June 2004. As of August 4, 2000, American Movie Classics had outstanding borrowings of $359.5 million, leaving unrestricted funds available of $65.5 million.

Both the Rainbow Media Holdings and American Movie Classics credit facilities contain certain financial covenants that may limit the ability to utilize all of the undrawn funds available, including covenants requiring that certain financial ratios be maintained.

Rainbow Media Holdings' potential investments in new programming content and services, as well as its debt repayment obligations discussed above, will require significant additional funding. The Company may obtain the requisite funds through internally generated funds, through bank credit facilities, or through capital markets transactions. The Company is currently in discussions with banks to obtain a new credit facility, which would repay and replace the existing Rainbow Media Holdings and American Movie Classics credit facilities and provide additional availability to certain Rainbow Media Holdings entities. However, there can be no assurance that Rainbow Media Holdings will be able to obtain refinancing or funds from other sources on acceptable terms and conditions or at all.

RPP

In June 1998, RPP, a partnership which is 60% owned by Rainbow Media Holdings and 40% owned by Fox Sports Networks, LLC ("Fox"), made an intercompany loan to Rainbow Media Holdings of $180 million, of which $74.5 million was outstanding as of August 4, 2000. RPP funded this loan from cash on hand. The intercompany loan is a four year demand note maturing March 31, 2002 which requires quarterly interest payments at LIBOR plus 7/8% per annum, is subordinated to Rainbow Media Holdings' bank debt and requires that Rainbow Media Holdings maintain sufficient availability under its revolving credit facility to permit the repayment in full to RPP if RPP requires the funds for its own operating needs. On January 4, 2000 and July 17, 2000 Rainbow Media Holdings repaid $100.5 million and $5 million, respectively, of the $180 million intercompany loan with borrowings under its credit facility.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


In January 2000, RPP acquired the 70% interest in SportsChannel Florida Associates held by Front Row Communications for approximately $130.6 million (including the repayment of $20 million in debt) increasing its ownership to 100%. The acquisition was funded with cash on hand and from the repayment by Rainbow Media Holdings of $100.5 million of intercompany loans.

The Company believes that RPP's cash on hand of $16.5 million as of August 4, 2000, combined with the remaining intercompany loan receivable of $74.5 million will be sufficient to meet its projected funding requirements for the next twelve months.

MSG

MSG has a $500 million revolving credit facility maturing on December 31, 2004 (the "MSG Credit Facility"). As of August 4, 2000, outstanding debt under the MSG Credit Facility was $355 million. In addition, MSG had outstanding letters of credit of $13.1 million resulting in unrestricted and undrawn funds available of $131.9 million. The MSG Credit Facility contains certain financial covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring MSG to maintain certain financial ratios. The Company believes that for MSG, internally generated funds, together with funds available under its existing credit agreement, will be sufficient to meet its projected funding requirements over the next twelve months.

Garden Programming, LLC, an unrestricted subsidiary of MSG, has a $20 million term loan maturing on July 11, 2002. Garden Programming, LLC has in turn made a $40 million loan to an unrelated entity, maturing on November 1, 2011.

RETAIL ELECTRONICS

Cablevision Electronics has a $130 million stand alone revolving credit facility which matures at the end of February 2001. Under the terms of the credit facility, the total amount of borrowings available to Cablevision Electronics is subject to an availability calculation based on a percentage of eligible inventory. On August 4, 2000, total outstanding debt under the credit facility was $89.8 million with $2.5 million in additional availability. CSC Holdings' investment in Cablevision Electronics was approximately $158.9 million at June 30, 2000. Cablevision Electronics has received other financial support of approximately $140.0 million, through August 4, 2000, in the form of letters of credit, guarantees and intercompany loans primarily in respect of Cablevision Electronics' inventory purchases.

The Company believes that Cablevision Electronics will require additional financial support from CSC Holdings in respect of planned increases in inventory purchases and other requirements over the next twelve months. Funds available under Cablevision Electronics' credit agreement, assuming the credit facility can be renewed at maturity, together with this additional financial support, will be sufficient to meet its projected funding requirements over the next twelve months; however, no assurances as to the Company's ability to renew the credit facility at

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

maturity on acceptable terms and conditions, or to renew the credit facility at all, can be provided.

CCG HOLDINGS

CCG Holdings, which owns the Company's motion picture theater assets, currently has a $15 million revolving credit bank facility maturing on June 30, 2003.

As of August 4, 2000, there was $9 million outstanding under this bank facility. The Company believes that for CCG Holdings internally generated funds, together with funds available under the existing credit agreement and available from CSC Holdings, will be sufficient to meet its projected funding requirements for the next twelve months.

RAINBOW MEDIA GROUP TRACKING STOCK PROPOSAL

If the proposed Rainbow Media Group tracking stock issuance is completed as currently planned, the Company's financing structure would be separated between the proposed Cablevision NY Group and Rainbow Media Group. Rainbow Media Holdings' entities which are part of the proposed Rainbow Media Group tracking stock would secure funding arrangements independent from the Cablevision NY Group, and the Rainbow Media Holdings' entities which are not included in the tracking stock (referred to as the Rainbow NY Group), principally Madison Square Garden and its subsidiaries, the MetroChannels, Rainbow Advertising Sales Corporation and News 12 businesses, would be part of the Cablevision NY Group funding group.

Funding for the Cablevision NY Group's ongoing capital investment and operational requirements would be provided, in part, through separate financial arrangements made available to the Restricted Group, Madison Square Garden, Cablevision Electronics, and CCG Holdings, as described above. The Rainbow NY Group's cash requirements would be funded in combination with the financing requirements of either the Restricted Group or by Madison Square Garden. Financing for the Rainbow Media Group would be provided, in part, by the existing Rainbow Media Holdings and American Movie Classics credit facilities, which the Company expects to replace with a new combined credit facility as described above.

The Cablevision NY Group's principal financing groups, including the Restricted Group, Madison Square Garden, Cablevision Electronics, and CCG Holdings, will continue to have financing requirements substantially similar to those described above, and the Company expects to be able to raise the requisite funding in the same manner as described above.

The Rainbow Media Group's potential investments in new programming content and services, as well as its debt repayment obligations discussed above, will require significant additional funding. The Company may obtain the requisite funds through internally generated funds, through bank credit facilities, through debt or equity capital markets transactions, or through a combination of the foregoing. As described above, the Company is currently in discussions with banks to obtain funding through a new credit facility. However, there can be no assurance that

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

the Rainbow Media Group will be able to obtain refinancing or funds from other sources on acceptable terms and conditions or at all.

FINANCIAL INSTRUMENTS

In July 1999, the Company entered into a $100 million facility with a third party for the Company to acquire a beneficial interest in shares of its Class A Common Stock through a forward swap contract facility. In August 2000, the availability of this facility was extended to June 2001 with a final maturity for any swaps executed of February 2002. The terms of this facility provide for the settlement of any obligations of the Company thereunder either in cash or the Company's Class A Common Stock. The Company's obligation is guaranteed by CSC Holdings. Currently there are no outstanding contracts under this facility.

OPERATING ACTIVITIES

Net cash provided by operating activities amounted to $56.6 million for the six months ended June 30, 2000 compared to net cash used in operating activities of $8.7 million for the six months ended June 30, 1999. The 2000 cash provided by operating activities consisted primarily of $287.5 million of income before depreciation, amortization and other non-cash items, partially offset by a net decrease in cash resulting from changes in assets and liabilities of $230.9 million.

The 1999 cash used in operating activities of $8.7 million consisted primarily of a decrease in cash resulting from changes in assets and liabilities of $78.4 million, partially offset by approximately $69.7 million of income before depreciation, amortization and other non-cash items.

INVESTING ACTIVITIES

Net cash used in investing activities for the six months ended June 30, 2000 was $699.3 million compared to $524.3 million for the six months ended June 30, 1999. The 2000 investing activities consisted of $554.4 million of capital expenditures, $116.2 million of payments for acquisitions and other items of $28.7 million.

Net cash used in investing activities for the six months ended June 30, 1999 of $524.3 million consisted of $380.9 million of capital expenditures, $114.4 million of payments for acquisitions and other items of $39.9 million, partially offset by proceeds from the sale of marketable securities of $10.9 million.

FINANCING ACTIVITIES

Net cash provided by financing activities amounted to $614.0 million for the six months ended June 30, 2000 compared to $417.5 million for the six months ended June 30, 1999. In 2000, the Company's financing activities consisted primarily of additional bank borrowings of $638.0 million, partially offset by other items aggregating $24.0 million.

Net cash provided by financing activities of $417.5 million for the six months ended June 30, 1999 consisted primarily of additional bank borrowings of $424.2 million, partially offset by other items aggregating $6.7 million.

YEAR 2000

The Year 2000 issue ("Y2K") refers to the inability of certain computerized systems and technologies to recognize and/or correctly process dates beyond December 31, 1999.

For the six months ended June 30, 2000 and 1999, the Company recorded approximately $3.5 million and $16.4 million, respectively, of expenses relating to Y2K remediation.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

RAINBOW MEDIA GROUP

FINANCIAL INFORMATION

The information set forth herein for the Rainbow Media Group sets forth information for certain businesses and interests included within the Rainbow Media Holdings subsidiary referred to as the Rainbow Media Group. The Company has filed preliminary proxy materials with the Securities and Exchange Commission related to the vote of Cablevision shareholders that is required to amend the Cablevision charter to authorize and issue a new series of Cablevision common stock called Rainbow Media Group tracking stock. That series of Cablevision common stock would be designed to track the economic performance of the Rainbow Media Group. No solicitation is being made hereby and such a solicitation will only be made following the mailing of definitive proxy materials to Cablevision shareholders.

The preliminary proxy materials filed with the Securities and Exchange Commission state that Rainbow Media Group tracking stock may be issued following a favorable shareholder vote, but there are no assurances that an issuance will be made or as to the manner in which an issuance may be accomplished. In addition, the Company may change the composition of the Rainbow Media Group prior to the mailing of definitive proxy materials. Only the definitive proxy materials should be relied upon in reviewing the businesses, financial condition or results of operations of the Rainbow Media Group.

A Cablevision tracking stock, such as the Rainbow Media Group common stock that may be issued after a Cablevision shareholder vote, represents an interest in Cablevision and is not a direct interest in the businesses and interests included in the Rainbow Media Group. If the Rainbow Media Group tracking stock is issued, dividends (if any), entitlements in the event of a merger or similar transaction and rights in liquidation will not necessarily be related to the performance of the Rainbow Media Group or the value of the assets in the Rainbow Media Group. Instead, such determinations will be made by the Cablevision Board of Directors, subject to the provisions of the Cablevision charter. The Company does not expect to pay any dividends on any series of Cablevision common stock for the foreseeable future.

In connection with the preparation of the financial information for the Rainbow Media Group tracking stock, the Company has made certain cost allocations of Cablevision costs based on existing policies. If the Company were to alter those policies, which the Company is entitled to do at any time, there could be material adverse effects on the Rainbow Media Group financial statements. This factor should be considered in analyzing the financial information set forth.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133"), requires that all derivative financial instruments, such as interest rate swap contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of SFAS 133 will have a material effect on its financial condition or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS" ("SAB 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to adopt the accounting provisions of SAB 101 during the fourth quarter of 2000. The Company does not believe that the implementation of SAB 101 will have a significant effect on its financial condition or results of operations.

Statement of Position 00-02 "ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS" ("SOP 00-02") replaces Statement of Financial Accounting Standards No. 53, and provides guidance covering revenue recognition for sales or licenses of films and the accounting and reporting of film production costs. SOP 00-02 is effective for financial statements for fiscal years beginning after December 31, 2000. The Company does not believe that the adoption of SOP 00-02 will have a significant effect on its financial position or results of operations.

EITF Issue No. 00-14, "ACCOUNTING FOR CERTAIN SALES INCENTIVES" ("EITF 00-14") addresses among other things, (i) the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers; (ii) vendor offers that entitle a customer to receive a reduction in the price of a product or service by submitting a form or claim for a refund or rebate of a specified amount, and (iii) offers by a vendor for a free product or service when the customer purchases another specified item if the vendor will deliver that free product or service to the customer at the point of sale of the specified item. EITF 00-14 is effective for all reporting periods beginning after May 18, 2000, and will be applied prospectively. The Company does not believe that the adoption of EITF 00-14 will have a significant effect on its financial position or results of operations.

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

FAIR VALUE OF DEBT: Based on the level of interest rates prevailing at June 30, 2000, the carrying cost of the Company's fixed-rate debt and redeemable preferred stock of $5,227 million exceeded its fair value by approximately $18 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. The Company's floating rate borrowings bear interest at current market rates and thus approximate fair value. The effect of a hypothetical 100 basis point decrease in interest rates prevailing at June 30, 2000 would increase the estimated fair value of debt and redeemable preferred stock instruments by approximately $277 million. This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

INTEREST RATE HEDGE CONTRACTS: As of June 30, 2000, the Company had outstanding interest rate swap contracts to pay fixed rates of interest (generally at 8.0% through August 2000) and to receive variable rates of interest (based upon LIBOR with the latest maturity in 2002) covering a total notional principal amount of $300 million. As of June 30, 2000, the fair market liability of all interest rate hedge contracts was approximately $3.8 million. Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from June 30, 2000 prevailing levels would increase the fair market value liability of all hedge contracts by $0.6 million to a liability of $4.4 million.

EQUITY PRICE RISK: As of June 30, 2000, the fair market value of the Company's warrants to acquire At Home Corporation's common stock was $414.4 million, which exceeded its carrying value of $248.1 million. The potential change in the fair value of this investment, assuming a 10% change in price, would be approximately $42.5 million.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


                           Part II. Other Information

Item 1. Legal Proceedings

        The Company is party to various lawsuits, some involving substantial amounts. Management does not believe that such lawsuits will have a material adverse impact on the financial position of the Company.

        On June 19, 2000, Cablevision commenced an action in the Delaware Court of Chancery to protect its rights regarding an agreement, dated as of March 28, 2000, among Excite@Home, AT&T Corp., Comcast Corporation and Cox Communications, Inc. See Cablevision's Form 8-K filed on July 3, 2000.

Item 4. Submission of Matters to a Vote of Security-Holders.

        The Company's Annual Meeting of Stockholders was held on June 6, 2000.

        The following matters were voted upon at the Company's Annual Meeting of
        Stockholders:

        ELECTION OF DIRECTORS:


        Class A Directors:

               Charles D. Ferris:                           For:               109,774,903
                                                            Votes withheld:      4,993,554
               Richard H. Hochman:                          For:               113,220,160
                                                            Votes withheld:      1,548,297
               Victor Oristano:                             For:               113,207,357
                                                            Votes withheld:      1,561,100
               Vincent Tese:                                For:               109,757,206
                                                            Votes withheld:      5,011,251

        Class B Directors:

               William J. Bell         Robert S. Lemle      For:               431,268,360
               Charles F. Dolan        Sheila A. Mahony     Against:                         -
               James L. Dolan          Daniel E. Somers
               Patrick F. Dolan        John Tatta
               Thomas C. Dolan

               Each nominee for election by the Class B common stockholders received the same vote as indicated above.


                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES




                RATIFICATION AND APPROVAL OF KPMG LLP

                         Class A Common Stock:                             For:                      114,681,506
                                                                           Against:                       60,000
                                                                           Abstain:                       26,951

                         Class B Common Stock:                             For:                      431,268,360
                                                                           Against:                            -
                                                                           Abstain:                            -

                VOTE ON SHAREHOLDER PROPOSAL REGARDING INDEPENDENT DIRECTORS

                         Class A Common Stock:                             For:                       19,996,131
                                                                           Against:                   77,431,221
                                                                           Abstain:                    4,411,637

                         Class B Common Stock:                             For:                                -
                                                                           Against:                  431,268,360
                                                                           Abstain:                            -

Item 6.         Exhibits and Reports on Form 8-K

                (7) Exhibits.

                    The index to exhibits is on page 43.

                (7) The Company filed a Current Report on Form 8-K with the
                    Commission on May 5, 2000.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                         SIX MONTHS ENDED                    THREE MONTHS ENDED
                                                             JUNE 30,                             JUNE 30,
                                                    ----------------------------       ------------------------------
                                                        2000          1999                  2000            1999
                                                        ----          ----                  ----            ----


Revenues, net..................................      $2,129,801    $1,880,017            $1,081,577      $  946,309
                                                     ----------    ----------            ----------      ----------

Operating expenses:
   Technical and operating.....................         833,945       757,131               393,917         355,250
   Retail electronics cost of sales............         241,852       204,788               129,399         106,696
   Selling, general and
     administrative............................         508,145       618,244               305,485         282,915
   Depreciation and amortization...............         470,830       415,172               237,478         209,719
                                                     ----------    ----------            ----------      ----------
                                                      2,054,772     1,995,335             1,066,279         954,580
                                                     ----------    ----------            ----------      ----------

         Operating income (loss)...............          75,029      (115,318)               15,298          (8,271)
                                                     -----------   ----------            ----------      ----------

Other income (expense):
   Interest expense............................        (271,547)     (223,558)             (139,468)       (114,266)
   Interest income.............................           2,704         4,860                 1,403           1,981
   Equity in net income (loss) of affiliates, net        (2,269)       (4,360)                   47            (965)
   Write off of deferred financing costs.......               -        (4,406)                    -          (4,406)
   Minority interests.......................             (6,326)       30,415                (4,634)          5,191
   Miscellaneous, net.......................             (4,305)       (7,437)               (3,568)         (3,264)
                                                     -----------   -----------           ----------      ---------------
                                                       (281,743)     (204,486)             (146,220)       (115,729)
                                                     ----------    ----------            ----------      ----------

Net loss ...................................           (206,714)     (319,804)             (130,922)       (124,000)

Dividend requirements applicable to
   preferred stock..........................            (80,529)      (86,690)              (40,826)        (43,847)
                                                     ----------    -----------           ----------      ----------
Net loss applicable to common shareholder...         $ (287,243)   $ (406,494)           $ (171,748)     $ (167,847)
                                                     ==========    ==========            ==========      ==========


                            See accompanying notes to
                  condensed consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                JUNE 30,        DECEMBER 31,
                                                                                                  2000              1999
                                                                                                 ------             -----
       ASSETS                                                                                  (UNAUDITED)

Cash and cash equivalents...............................................................      $     33,931   $     62,665

Accounts receivable trade (less allowance for doubtful accounts of

   $38,501 and $35,357).................................................................           269,960         226,304

Notes and other receivables.............................................................           114,330         129,596

Inventory, prepaid expenses and other assets............................................           264,299         219,487

Property, plant and equipment, net......................................................         2,859,023       2,752,495

Investments in affiliates...............................................................           327,734         306,557

Advances to affiliates..................................................................            49,761          46,685

Feature film inventory, net.............................................................           323,557         335,826

Net assets held for sale................................................................           536,077         269,349

Franchises, net of accumulated amortization of
   $702,783 and $703,237................................................................           497,643         651,777

Affiliation and other agreements, net of accumulated amortization of
   $272,008 and $244,249................................................................           145,491         173,250

Excess costs over fair value of net assets acquired and other intangible assets,
   net of accumulated amortization of $741,900 and $727,134.............................         1,840,803       1,816,030

Deferred financing, acquisition and other costs, net of
   accumulated amortization of $70,708 and $51,063......................................           147,946         140,287
                                                                                              ------------    ------------
                                                                                                $7,410,555      $7,130,308
                                                                                              ============    ============

                            See accompanying notes to
                  condensed consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (CONTINUED)


                                                                                                JUNE 30,        DECEMBER 31,
                                                                                                  2000              1999
                                                                                                  ----              ----
         LIABILITIES AND STOCKHOLDER'S DEFICIENCY                                              (UNAUDITED)


Accounts payable........................................................................       $   454,661   $     423,158
Accrued expenses........................................................................         1,013,511       1,048,599
Feature film and contract obligations...................................................           240,863         371,126
Deferred revenue........................................................................           208,404         274,043
Bank debt...............................................................................         2,912,442       2,254,487
Senior notes and debentures.............................................................         2,692,906       2,692,602
Subordinated notes and debentures.......................................................         1,048,580       1,048,513
Capital lease obligations and other debt................................................           103,458          99,099
                                                                                              ------------   -------------
   Total liabilities....................................................................         8,674,825       8,211,627
                                                                                               -----------     -----------

Minority interests......................................................................           616,353         592,583
                                                                                              ------------    ------------

Series H Redeemable Exchangeable Preferred Stock........................................           434,181         409,757
                                                                                              ------------    ------------

Series M Redeemable Exchangeable Preferred Stock........................................         1,050,852         994,754
                                                                                               -----------    ------------

Commitments and contingencies

Stockholder's deficiency:

   Series A Cumulative Convertible Preferred Stock,
        200,000 shares authorized, none issued..........................................                 -               -
   Series B Cumulative Convertible Preferred Stock,
        200,000 shares authorized, none issued..........................................                 -               -
   8% Series D Cumulative Preferred Stock, $.01 par value,
        112,500 shares authorized, none issued ($100 per share
        liquidation preference).........................................................                 -               -
   Common Stock, $.01 par value, 10,000,000 shares authorized,
        1,000 shares issued.............................................................                 -               -
   Paid-in capital......................................................................           763,948         763,948
   Accumulated deficit..................................................................        (4,129,604)     (3,842,361)
                                                                                               -----------     -----------
   Total stockholder's deficiency.......................................................        (3,365,656)     (3,078,413)
                                                                                               -----------     -----------
                                                                                                $7,410,555      $7,130,308
                                                                                               ===========     ===========

                            See accompanying notes to
                  condensed consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  2000                     1999
                                                                           --------------------     --------------------

Cash flows from operating activities:
   Net loss...........................................................        $   (206,714)            $   (319,804)
                                                                              ------------             ------------
Adjustments to reconcile net loss to net cash
   provided by operating activities:

     Depreciation and amortization....................................             470,830                  415,172
     Equity in net loss of affiliates, net............................               2,269                    4,360
     Minority interests...............................................               6,326                  (30,415)
     Gain on sale of investments......................................                   -                  (10,861)
     Write off of investment in affiliate.............................                   -                   15,100
     Write off of deferred financing costs............................                   -                    4,406
     Amortization of deferred financing and other costs...............              15,668                    4,042
     Amortization of debenture discount...............................                 371                      256
     (Gain) loss on sale of equipment.................................              (1,246)                   2,115
     Changes in assets and liabilities, net of effects of
         acquisitions and dispositions................................            (220,860)                 (71,525)
                                                                              ------------             ------------
         Net cash provided by operating activities....................              66,644                   12,846
                                                                              ------------             ------------

Cash flows from investing activities:

   Payments for acquisitions, net of cash acquired....................            (116,183)                (114,447)
   Proceeds from sale of marketable securities........................                   -                   10,861
   Capital expenditures...............................................            (554,406)                (380,850)
   Proceeds from sale of plant and equipment..........................                  68                      431
   Additions to intangible assets.....................................                (120)                  (5,420)
   Increase in investments in affiliates, net.........................             (28,669)                 (33,559)
                                                                              ------------             ------------
         Net cash used in investing activities........................            (699,310)                (522,984)
                                                                              ------------             ------------

Cash flows from financing activities:

   Proceeds from bank debt............................................           1,867,784                1,873,047
   Repayment of bank debt.............................................          (1,229,829)              (1,448,882)
   Dividends applicable to preferred stock............................                  (7)                 (14,670)
   Payments of capital lease obligations and other debt...............             (16,844)                  (9,072)
   Additions to deferred financing and other costs ...................             (17,172)                  (5,822)
                                                                              ------------             ------------
         Net cash provided by financing activities....................             603,932                  394,601
                                                                              ------------             ------------

Net decrease in cash and cash equivalents.............................             (28,734)                (115,537)
Cash and cash equivalents at beginning of year........................              62,665                  173,826
                                                                              ------------             ------------
Cash and cash equivalents at end of period............................        $     33,931             $     58,289
                                                                              ============             =============



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

Note 2. RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The financial statements as of and for the three and six month periods ended June 30, 2000 and 1999 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

Note 4. LOSS PER COMMON SHARE

Net loss per common share for the three and six months ended June 30, 2000 and 1999 is not presented since the Company is a wholly owned subsidiary of Cablevision Systems Corporation ("Cablevision").

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (UNAUDITED)
                                   (CONTINUED)

Note 5. CASH FLOWS

For purposes of the condensed consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The Company paid cash interest expense of approximately $254,286 and $204,780 for the six months ended June 30, 2000 and 1999, respectively. The Company's noncash financing and investing activities for the six months ended June 30, 2000 and 1999 included capital lease obligations of $21,794 and $22,772, respectively, incurred when the Company entered into leases for new equipment and preferred stock dividend requirements of $80,522 and $72,020, respectively.

Note 6. ACQUISITION

In January 2000, Regional Programming Partners acquired the 70% interest in SportsChannel Florida Associates held by Front Row Communications for approximately $130,600 (including the repayment of $20,000 in debt) increasing its ownership to 100%. The acquisition was accounted for as a purchase with the operations of the acquired business being consolidated with those of the Company as of the acquisition date. The purchase price will be allocated to the specific assets acquired when an independent appraisal is obtained.

Note 7. AT HOME

As of June 30, 2000 and 1999, deferred revenue derived from the receipt of At Home warrants, net of amortization taken, amounted to approximately $131,419 and $187,245, respectively. For the six months ended June 30, 2000 and 1999, the Company recognized approximately $30,000 and $25,068, respectively, of this deferred revenue.

On June 19, 2000, Cablevision commenced an action in the Delaware Court of Chancery to protect its rights regarding an agreement, dated as of March 28, 2000, among Excite@Home, AT&T Corp., Comcast Corporation and Cox Communications, Inc. On June 30, 2000, Excite@Home, AT&T, Comcast and Cox filed answers in the Delaware Court of Chancery to Cablevision's complaint. In addition, Excite@Home asserted counterclaims against Cablevision seeking to rescind its agreements with Cablevision and cancel the Excite@Home warrants owned by Cablevision.

Note 8. SEGMENT INFORMATION

The Company's reportable segments are strategic business units that are managed separately. The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income (loss) before depreciation and amortization and excluding incentive stock plan income or expense and the costs of Year 2000 remediation).

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (UNAUDITED)
                                   (CONTINUED)




                                                   SIX MONTHS ENDED JUNE 30,              THREE MONTHS ENDED JUNE 30,
                                                   ------------------------               ---------------------------
                                                    2000              1999                  2000               1999
                                                    -----             ----                 -----               ----

REVENUES

Telecommunication Services...............          $1,163,357         $1,057,964          $   596,289        $   532,474
Rainbow Media Holdings...................             708,794            587,650              347,312            289,055
Retail Electronics.......................             295,758            259,348              159,102            136,331
All Other................................              36,017             39,085               17,844             20,778
Intersegment Eliminations................             (74,125)           (64,030)             (38,970)           (32,329)
                                                   ----------         ----------           ----------        -----------
         Total...........................          $2,129,801         $1,880,017           $1,081,577        $   946,309
                                                   ==========         ==========           ==========        ===========


                                                   SIX MONTHS ENDED JUNE 30,             THREE MONTHS ENDED JUNE 30,
                                                   ------------------------              ---------------------------
                                                    2000              1999                  2000               1999
                                                    -----             ----                 -----               ----
ADJUSTED OPERATING CASH FLOW

Telecommunication Services...............         $   483,245        $   447,148          $   244,579        $   228,790
Rainbow Media Holdings...................             118,132             74,847               71,176             46,597
Retail Electronics.......................             (31,768)           (16,802)             (13,880)            (5,497)
All Other................................             (26,622)           (21,969)             (13,407)           (13,983)
                                                  -----------        -----------          -----------        -----------
         Total...........................         $   542,987        $   483,224          $   288,468        $   255,907
                                                  ===========        ===========          ===========        ===========

A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:

                                                                       SIX MONTHS ENDED               THREE MONTHS ENDED
                                                                           JUNE 30,                        JUNE 30,
                                                                    ------------------------     ---------------------------
                                                                      2000            1999            2000           1999
                                                                      ----            ----            ----           ----
REVENUE
Total revenue for reportable segments......................       $2,167,909      $1,904,962      $1,102,703     $   957,860
Other revenue and intersegment eliminations................          (38,108)        (24,945)        (21,126)        (11,551)
                                                                  ----------      -----------     ----------     -----------

      Total consolidated revenue...........................       $2,129,801      $1,880,017      $1,081,577     $   946,309
                                                                  ==========      ==========      ==========     ===========


                       CSC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)
                                   (CONTINUED)


                                                                       SIX MONTHS ENDED               THREE MONTHS ENDED
                                                                           JUNE 30,                        JUNE 30,
                                                                    ------------------------     ---------------------------
                                                                      2000            1999            2000           1999
                                                                      ----            ----            ----           ----

ADJUSTED OPERATING CASH FLOW TO NET LOSS
Total adjusted operating cash flow for reportable
      segments.............................................      $   569,609     $   505,193     $   301,875     $   269,890
Other adjusted operating cash flow deficit.................          (26,622)        (21,969)        (13,407)        (13,983)
Items excluded from adjusted operating cash flow:
      Depreciation and amortization........................         (470,830)       (415,172)       (237,478)       (209,719)
      Incentive stock plan income (expense)................            6,345        (166,997)        (34,779)        (45,658)
      Year 2000 remediation................................           (3,473)        (16,373)           (913)         (8,801)
      Interest expense.....................................         (271,547)       (223,558)       (139,468)       (114,266)
      Interest income......................................            2,704           4,860           1,403           1,981
      Equity in net income (loss) of affiliates, net.......           (2,269)         (4,360)             47            (965)
      Write off of deferred financing costs                                -          (4,406)              -          (4,406)
      Minority interests...................................           (6,326)         30,415          (4,634)          5,191
      Miscellaneous, net...................................            (4,305)        (7,437)         (3,568)         (3,264)
                                                                 ------------    -----------     -----------     -----------
                Net loss...................................      $  (206,714)    $  (319,804)    $  (130,922)    $  (124,000)
                                                                 ===========     ===========     ===========     ===========


Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States.

The Company does not have a single external customer which represents 10 percent or more of its consolidated revenues.

Note 9. NET ASSETS HELD FOR SALE

The net assets attributable to the Company's cable television systems located in and around the greater Cleveland, Ohio metropolitan area, in Boston and Eastern Massachusetts and in Kalamazoo, Michigan are classified in the accompanying balance sheet as of June 30, 2000 as net assets held for sale.

Note 10. SUBSEQUENT EVENT

In August 2000, Cablevision filed preliminary proxy materials with the Securities and Exchange Commission related to the vote of Cablevision's shareholders that is required to amend Cablevision's charter to authorize and issue a new series of common stock called Rainbow Media Group tracking stock. The new series would be designed to track the economic performance of the businesses and interests of the Rainbow Media Group, which are currently part, but not all, of the Company's Rainbow Media Holdings, Inc. subsidiary.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In April 1999, Cablevision Systems Corporation contributed certain cable television systems acquired from Tele-Communications, Inc. (the "TCI Systems") on March 4, 1998 to the Company. This transaction was accounted for in a manner similar to a pooling of interests, whereby the assets and liabilities of the TCI Systems were recorded at historical book value. Prior period consolidated financial statements of the Company have been restated to include the financial position and results of operations of the TCI Systems from March 4, 1998. As a result, the operations of CSC Holdings, Inc. are identical to the operations of Cablevision Systems Corporation, except for dividends attributable to the preferred stock of CSC Holdings, Inc. which have been reported in minority interests in the consolidated financial statements of Cablevision Systems Corporation. Refer to Cablevision Systems Corporation's Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 11 through 28 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to Cablevision Systems Corporation's Quantitative and Qualitative Disclosures About Market Risk on page 29 of this Form 10-Q.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES

                           Part II. Other Information

Item 1.        Legal Proceedings

               The Company is party to various lawsuits, some involving substantial amounts. Management does not believe that such lawsuits will have a material adverse impact on the financial position of the Company.

               On June 19, 2000, Cablevision commenced an action in the Delaware Court of Chancery to protect its rights regarding an agreement, dated as of March 28, 2000, among Excite@Home, AT&T Corp., Comcast Corporation and Cox Communications, Inc. See Cablevision's Form 8-K filed on July 3, 2000.

Item 6.        Exhibits and Reports on Form 8-K

               (a)   Exhibits.

                     The index to exhibits is on page 43.

               (b) The Company filed a Current Report on Form 8-K with the Commission on May 5, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                         CABLEVISION SYSTEMS CORPORATION
                                         CSC HOLDINGS, INC.

Date:        AUGUST 14, 2000                          /S/WILLIAM J. BELL
        ---------------------           ----------------------------------
                                          By: William J. Bell, as Vice Chairman,
                                              Director and Principal Financial
                                              Officer of Cablevision Systems
                                              Corporation and CSC Holdings, Inc.


Date:    AUGUST 14, 2000                          /S/ANDREW B. ROSENGARD
      -------------------------           -----------------------------------
                                          By: Andrew B. Rosengard, as Executive
                                              Vice President, Finance and
                                              Principal Accounting Officer
                                              of Cablevision Systems Corporation
                                              and CSC Holdings, Inc.

                                INDEX TO EXHIBITS

EXHIBIT                                                                   PAGE
  NO.       DESCRIP                                                        NO.

27 Financial Data Schedule - Cablevision Systems Corporation and Subsidiaries

27.1       Financial Data Schedule - CSC Holdings, Inc. and Subsidiaries