Form 10-Q
period 2000-09-30
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS INC
filed 2000-11-14
CIK 1053112, 784681

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2000
                               -----------------------------------

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ___________ to _________

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

                 Cablevision Systems Corporation    Yes  /X/    No / /
                 CSC Holdings, Inc.                 Yes  /X/    No / /


Number of shares of common stock outstanding as of October 31, 2000:

           Cablevision Systems Corporation Class A Common Stock - 132,542,225 Cablevision Systems Corporation Class B Common Stock - 42,151,236
           CSC Holdings, Inc. Common Stock -                            1,000




================================================================================

                                TABLE OF CONTENTS


CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

                                                                         PAGE

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements
             Condensed Consolidated Statements of Operations -
             Three and Nine Months ended September 30, 2000 and 1999
             (unaudited)....................................................3

             Condensed Consolidated Balance Sheets -
             September 30, 2000 (unaudited) and December 31, 1999...........4

             Condensed Consolidated Statements of Cash Flows - Nine Months
             ended September 30, 2000 and 1999 (unaudited)..................6

             Notes to Condensed Consolidated Financial Statements
             (unaudited)....................................................7

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................12

     Item 3. Quantitative and Qualitative Disclosures About Market Risk....31

PART II - OTHER INFORMATION................................................32


CSC HOLDINGS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements
             Condensed Consolidated Statements of Operations -
             Three and Nine Months ended September 30, 2000 and 1999
             (unaudited)...................................................33

             Condensed Consolidated Balance Sheets -
             September 30, 2000 (unaudited) and December 31, 1999..........34

             Condensed Consolidated Statements of Cash Flows - Nine Months
             ended September 30, 2000 and 1999 (unaudited).................36

             Notes to Condensed Consolidated Financial Statements
             (unaudited)...................................................37

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................42

     Item 3. Quantitative and Qualitative Disclosures About Market Risk....42

PART II - OTHER INFORMATION................................................43

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                      Nine Months Ended                 Three Months Ended
                                                        September 30,                     September 30,
                                                ----------------------------      ----------------------------
                                                    2000            1999               2000            1999
                                                    ----            ----               ----            ----
Revenues, net (including retail electronics
    sales of $467,440, $396,853, $171,682
    and $137,505) .........................     $ 3,165,349      $ 2,782,327      $ 1,035,548      $   902,310
                                                -----------      -----------      -----------      -----------

Operating expenses:
   Technical and operating ................       1,199,695        1,074,503          365,750          317,372
   Retail electronics cost of sales .......         383,860          316,569          142,008          111,781
   Selling, general and
     administrative .......................         771,036          899,028          262,891          280,784
   Depreciation and amortization ..........         709,333          627,909          238,503          212,737
                                                -----------      -----------      -----------      -----------
                                                  3,063,924        2,918,009        1,009,152          922,674
                                                -----------      -----------      -----------      -----------

         Operating income (loss) ..........         101,425         (135,682)          26,396          (20,364)
                                                -----------      -----------      -----------      -----------

Other income (expense):
   Interest expense .......................        (421,740)        (344,075)        (150,193)        (120,517)
   Interest income ........................           4,505            6,937            1,801            2,077
   Equity in net loss of affiliates, net ..         (13,034)          (8,857)         (10,765)          (4,497)
   Gain on sale of cable assets ...........         130,758               --          130,758               --
   Write off of deferred financing costs ..              --           (4,425)              --              (19)
   Minority interests .....................        (124,013)         (88,796)         (37,158)         (32,521)
   Miscellaneous, net .....................          (5,286)          (9,659)            (981)          (2,222)
                                                -----------      -----------      -----------      -----------
                                                   (428,810)        (448,875)         (66,538)        (157,699)
                                                -----------      -----------      -----------      -----------

Net loss ..................................     $  (327,385)     $  (584,557)     $   (40,142)     $  (178,063)
                                                ===========      ===========      ===========      ===========

Basic and diluted net loss per common share     $     (1.89)     $     (3.84)     $      (.23)     $     (1.17)
                                                ===========      ===========      ===========      ===========

Average number of common shares
   outstanding (in thousands) .............         173,631          152,081          174,053          152,461
                                                ===========      ===========      ===========      ===========


                            See accompanying notes to
                  condensed consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)



                                                                                     September 30,  December 31,
                                                                                         2000          1999
                                                                                     -------------  ------------
   ASSETS                                                                             (unaudited)

Cash and cash equivalents ......................................................     $   38,557     $   62,665

Accounts receivable trade (less allowance for doubtful accounts of
   $42,936 and $35,357) ........................................................        266,621        226,304

Notes and other receivables ....................................................        127,834        129,596

Inventory, prepaid expenses and other assets ...................................        286,392        211,179

Property, plant and equipment, net .............................................      3,046,894      2,752,495

Investments in affiliates ......................................................         70,971         58,423

Other investments ..............................................................        440,362        256,442

Advances to affiliates .........................................................         59,913         46,685

Feature film inventory, net ....................................................        318,551        335,826

Net assets held for sale .......................................................        531,191        269,349

Franchises, net of accumulated amortization of
   $740,307 and $703,237 .......................................................        460,119        651,777

Affiliation and other agreements, net of accumulated amortization of
   $285,890 and $244,249 .......................................................        131,609        173,250

Excess costs over fair value of net assets acquired and other intangible assets, net of accumulated amortization of
   $781,524 and $727,134 .......................................................      1,817,798      1,816,030

Deferred financing, acquisition and other costs, net of
   accumulated amortization of $73,389 and $51,063 .............................        152,496        140,287
                                                                                     ----------     ----------
                                                                                     $7,749,308     $7,130,308
                                                                                     ==========     ==========


                            See accompanying notes to
                  condensed consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)
                                   (continued)


                                                                  September 30,    December 31,
                                                                     2000             1999
                                                                  -----------      -----------
   LIABILITIES AND STOCKHOLDERS' DEFICIENCY                       (unaudited)

Accounts payable ............................................     $   435,787      $   411,804
Accrued expenses ............................................         950,617        1,048,623
Feature film and contract obligations .......................         299,333          371,126
Deferred revenue ............................................         341,707          274,043
Bank debt ...................................................       3,129,697        2,254,487
Senior notes and debentures .................................       2,693,057        2,692,602
Subordinated notes and debentures ...........................       1,048,614        1,048,513
Capital lease obligations and other debt ....................         119,332           99,099
                                                                  -----------      -----------
   Total liabilities ........................................       9,018,144        8,200,297
                                                                  -----------      -----------

Minority interests ..........................................         586,170          592,583
                                                                  -----------      -----------

Preferred stock of CSC Holdings, Inc. .......................       1,514,257        1,404,511
                                                                  -----------      -----------

Commitments and contingencies

Stockholders' deficiency:
   Preferred Stock, $.01 par value, 10,000,000 shares
        authorized, none issued .............................              --               --
   Class A Common Stock, $.01 par value, 400,000,000 shares
        authorized, 132,333,699 and 130,091,237 shares issued           1,323            1,301
   Class B Common Stock, $.01 par value, 160,000,000 shares
        authorized, 42,154,536 and 43,126,836 shares issued .             422              431
   Paid-in capital ..........................................         745,110          731,986
   Accumulated deficit ......................................      (4,127,687)      (3,800,302)
                                                                  -----------      -----------
                                                                   (3,380,832)      (3,066,584)
   Accumulated other comprehensive income ...................          12,068               --
   Treasury stock, at cost (7,118 shares) ...................            (499)            (499)
                                                                  -----------      -----------
   Total stockholders' deficiency ...........................      (3,369,263)      (3,067,083)
                                                                  -----------      -----------
                                                                  $ 7,749,308      $ 7,130,308
                                                                  ===========      ===========


                            See accompanying notes to
                  condensed consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             (Dollars in thousands)
                                   (Unaudited)



                                                                 2000             1999
                                                              -----------      -----------
Cash flows from operating activities:
   Net loss .............................................     $  (327,385)     $  (584,557)
                                                              -----------      -----------
Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation and amortization ......................         709,333          627,909
     Equity in net loss of affiliates, net ..............          13,034            8,857
     Minority interests .................................         111,249           66,886
     Gain on sale of cable assets .......................        (130,758)              --
     Gain on sale of investments ........................              --          (10,861)
     Write off of investment in affiliate ...............              --           15,100
     Write off of deferred financing costs ..............              --            4,425
     Amortization of deferred financing and other costs .          17,494            6,212
     Amortization of debenture discount .................             556              418
     (Gain) loss on sale of equipment ...................          (2,931)           3,269
     Changes in assets and liabilities, net of effects of
         acquisitions and dispositions ..................        (181,138)          24,933
                                                              -----------      -----------
        Net cash provided by operating activities .......         209,454          162,591
                                                              -----------      -----------

Cash flows from investing activities:
     Payments for acquisitions, net of cash acquired ....        (128,720)        (114,447)
     Proceeds from sale of investments ..................              --           10,861
     Capital expenditures ...............................        (890,645)        (595,429)
     Proceeds from sale of equipment ....................             107              722
     Additions to intangible assets .....................             (98)          (7,740)
     Increase in investments in affiliates, net .........         (30,805)         (32,106)
     Increase in other investments ......................            (494)          (1,736)
                                                              -----------      -----------
        Net cash used in investing activities ...........      (1,050,655)        (739,875)
                                                              -----------      -----------

Cash flows from financing activities:
     Proceeds from bank debt ............................       3,198,182        3,033,291
     Repayment of bank debt .............................      (2,342,972)      (3,037,729)
     Issuance of senior notes ...........................              --          497,670
     Issuance of common stock ...........................          17,106           11,024
     Purchase of treasury stock .........................              --             (499)
     Payments of capital lease obligations and other debt         (29,606)         (15,407)
     Additions to deferred financing and other costs ....         (25,617)         (19,449)
                                                              -----------      -----------
        Net cash provided by financing activities .......         817,093          468,901
                                                              -----------      -----------

Net decrease in cash and cash equivalents ...............         (24,108)        (108,383)
Cash and cash equivalents at beginning of year ..........          62,665          173,826
                                                              -----------      -----------
Cash and cash equivalents at end of period ..............     $    38,557      $    65,443
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

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)



Note 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Cablevision Systems Corporation and its majority owned subsidiaries (the "Company" or "Cablevision") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Note 2.  RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The financial statements as of and for the three and nine month periods ended September 30, 2000 and 1999 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

Note 5.  INVESTMENTS

The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company has classified such investments as available-for-sale. Accordingly, these investments are stated at fair value and unrealized holding gains and losses are included in accumulated other comprehensive income as a separate component of stockholders' deficiency.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)



Note 6.  CASH FLOWS

For purposes of the condensed consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The Company paid cash interest expense of approximately $420,300 and $325,220 for the nine months ended September 30, 2000 and 1999, respectively. The Company's noncash financing and investing activities for the nine months ended September 30, 2000 and 1999 included capital lease obligations of $50,383 and $45,751, respectively, incurred when the Company entered into leases for new equipment, the receipt of Salon.com common shares valued at $7,300 in 2000, and the receipt of Charter Communications, Inc.'s common stock valued at closing at approximately $165,500 in connection with the sale of the cable television system serving Kalamazoo, Michigan in 2000.

Note 7.  ACQUISITION

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

Note 8.  DISPOSITION

In September 2000, the Company completed the sale of the cable television system serving Kalamazoo, Michigan, for 11,173,376 shares of Charter Communications, Inc.'s common stock valued at approximately $165,500 at closing and recognized a gain of approximately $130,800.

Note 9.  AT HOME

As of September 30, 2000 and 1999, deferred revenue derived from the receipt of At Home warrants, net of amortization taken, amounted to approximately $116,474 and $174,567, respectively. For the nine months ended September 30, 2000 and 1999, the Company recognized approximately $45,000 and $37,600, respectively, of this deferred revenue.

On June 19, 2000, Cablevision commenced an action in the Delaware Court of Chancery to protect its rights regarding an agreement, dated as of March 28, 2000, among Excite@Home, AT&T Corp., Comcast Corporation and Cox Communications, Inc. On June 30, 2000, Excite@Home, AT&T, Comcast and Cox filed answers in the Delaware Court of Chancery to Cablevision's complaint. In addition, Excite@Home asserted counterclaims against Cablevision

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)



seeking to rescind its agreements with Cablevision and cancel the Excite@Home warrants owned by Cablevision. On August 17, 2000, Cablevision and Excite@Home announced that the parties agreed to dismiss Cablevision's claims against Excite@Home and its partners immediately, and Cablevision consented to Excite@Home's completion of the transactions contemplated by the March 28, 2000 agreement. Cablevision and Excite@Home further agreed to dismiss without prejudice Excite@Home's claims against Cablevision.

Note 10. SEGMENT INFORMATION

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


                                                         Nine Months Ended                     Three Months Ended
                                                            September 30,                          September 30,
                                                   -------------------------------         -------------------------------
                                                       2000               1999                  2000               1999
                                                   -----------         -----------         -----------         -----------
REVENUES
Telecommunication Services ................        $ 1,756,224         $ 1,601,118         $   592,867         $   543,154
Rainbow Media Holdings ....................            998,089             815,896             289,295             228,246
Retail Electronics ........................            467,440             396,853             171,682             137,505
All Other .................................             55,931              64,648              19,914              25,563
Intersegment Eliminations .................           (112,335)            (96,188)            (38,210)            (32,158)
                                                   -----------         -----------         -----------         -----------
         Total ............................        $ 3,165,349         $ 2,782,327         $ 1,035,548         $   902,310
                                                   ===========         ===========         ===========         ===========

ADJUSTED OPERATING CASH FLOW
Telecommunication Services ................        $   733,859         $   679,320         $   250,614         $   232,172
Rainbow Media Holdings ....................            170,317             119,451              52,185              44,604
Retail Electronics ........................            (49,806)            (27,005)            (18,038)            (10,203)
All Other .................................            (39,251)            (35,193)            (12,629)            (13,224)
                                                   -----------         -----------         -----------         -----------
         Total ............................        $   815,119         $   736,573         $   272,132         $   253,349
                                                   ===========         ===========         ===========         ===========

A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:


                                                         Nine Months Ended                     Three Months Ended
                                                            September 30,                          September 30,
                                                   -------------------------------         -------------------------------
                                                       2000               1999                  2000               1999
                                                   -----------         -----------         -----------         -----------
REVENUE
Total revenue for reportable segments .....        $ 3,221,753         $ 2,813,867         $ 1,053,844         $   908,905
Other revenue and intersegment eliminations            (56,404)            (31,540)            (18,296)             (6,595)
                                                   -----------         -----------         -----------         -----------
      Total consolidated revenue ..........        $ 3,165,349         $ 2,782,327         $ 1,035,548         $   902,310
                                                   ===========         ===========         ===========         ===========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)



                                                             Nine Months Ended                  Three Months Ended
                                                                September 30,                      September 30,
                                                         ---------------------------         ---------------------------
                                                            2000              1999              2000             1999
                                                         ---------         ---------         ---------         ---------
ADJUSTED OPERATING CASH FLOW TO NET LOSS
Total adjusted operating cash flow for reportable
      segments ..................................        $ 854,370         $ 771,766         $ 284,761         $ 266,573
Other adjusted operating cash flow deficit ......          (39,251)          (35,193)          (12,629)          (13,224)
Items excluded from adjusted operating cash flow:
      Depreciation and amortization .............         (709,333)         (627,909)         (238,503)         (212,737)
      Incentive stock plan expense ..............             (888)         (216,388)           (7,233)          (49,391)
      Year 2000 remediation .....................           (3,473)          (27,958)               --           (11,585)
      Interest expense ..........................         (421,740)         (344,075)         (150,193)         (120,517)
      Interest income ...........................            4,505             6,937             1,801             2,077
      Equity in net loss of affiliates, net .....          (13,034)           (8,857)          (10,765)           (4,497)
      Gain on sale of cable assets ..............          130,758                --           130,758                --
      Write off of deferred financing costs .....               --            (4,425)               --               (19)
      Minority interests ........................         (124,013)          (88,796)          (37,158)          (32,521)
      Miscellaneous, net ........................           (5,286)           (9,659)             (981)           (2,222)
                                                         ---------         ---------         ---------         ---------
                Net loss ........................        $(327,385)        $(584,557)        $ (40,142)        $(178,063)
                                                         =========         =========         =========         =========


Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States.

The Company does not have a single external customer which represents 10 percent or more of its consolidated revenues.

Note 11. NET ASSETS HELD FOR SALE

The net assets attributable to the Company's cable television systems located in and around the greater Cleveland, Ohio metropolitan area and in Boston and Eastern Massachusetts are classified in the accompanying balance sheet as of September 30, 2000 as net assets held for sale.

Note 12. TRACKING STOCK

In August 2000, the Company filed preliminary proxy materials with the Securities and Exchange Commission ("SEC") related to the vote of the Company's shareholders that is required to amend the Company's charter to authorize and issue a new series of common stock called Rainbow Media Group tracking stock. The new series would be designed to track the economic performance of the businesses and interests of the Rainbow Media Group, which are currently part, but not all, of the Company's Rainbow Media Holdings, Inc. subsidiary. In October 2000, definitive proxy materials were mailed to shareholders. The November 10, 2000 special stockholders' meeting with respect to the tracking stock and related matters was adjourned until December 8, 2000.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)



Note 13. COMPREHENSIVE INCOME

Other comprehensive income for the three and nine months ended September 30, 2000 of $12,068 represents unrealized net gains on available-for-sale securities.

Note 14. SUBSEQUENT EVENT

In November 2000, the Company completed the sale of the cable television systems in the greater Cleveland, Ohio metropolitan area to Adelphia Communications Corporation for $991,000 in cash and 10,800,000 shares, valued at closing at $359,100, in Adelphia Communications Corporation common stock. The Company anticipates recording a gain on the sale.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains or incorporates by reference statements that constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward looking statements as a result of various factors. Factors that may cause such differences to occur include but are not limited to:

(i)     the level of the Company's revenues;
(ii) subscriber demand, competition, the cost of programming and industry conditions;
(iii) the regulatory environment in which the Company operates;
(iv) the level of capital expenditures and whether expenses of the Company continue to increase or increase at a rate faster than expected;
(v)     pending and future acquisitions and dispositions of assets;
(vi) whether any pending uncompleted transactions are completed on the terms and at the times set forth (if at all);
(vii)   new competitors entering the Company's franchise areas;
(viii) other risks and uncertainties inherent in the cable television business, the programming and entertainment businesses and the Company's other businesses;
(ix) financial community and rating agency perceptions of the Company's business, operations, financial condition and the industry in which it operates; and
(x) the factors described in CSC Holdings, Inc.'s most recent registration statement on Form S-3 and Cablevision Systems Corporation's Proxy Statement dated October 10, 2000 ("Proxy"), including the sections entitled "Risk Factors" contained therein.

The Company disclaims any obligation to update the forward-looking statements contained or incorporated by reference herein.

TRANSACTIONS

2000 ACQUISITIONS. In January 2000, Regional Programming Partners ("RPP") acquired the 70% interest in SportsChannel Florida Associates held by Front Row Communications, Inc., increasing RPP's ownership to 100%. In May 2000, Rainbow Media Holdings, Inc. ("Rainbow Media Holdings") acquired the 50% interest in MuchMusic USA held by Chum, Ltd., increasing Rainbow Media Holdings' ownership to 100%. In August 2000, Rainbow Media Holdings purchased the remaining interests in News 12 New Jersey LLC that it did not already own from the Newark Morning Ledger Co.

2000 DISPOSITION. In September 2000, the Company completed the sale of the cable television system serving Kalamazoo, Michigan.

1999 ACQUISITIONS. In April 1999, CSC Holdings, Inc. ("CSC Holdings") purchased ITT Corporation's remaining minority interest in Madison Square Garden, L.P. ("MSG"). In 1999, CSC Holdings acquired interests in the real property and assets related to certain movie theaters.

The above transactions are collectively referred to as the "Transactions."

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


RESULTS OF OPERATIONS

The following tables set forth on an unaudited historical basis certain items related to operations as a percentage of net revenues for the periods indicated.


STATEMENT OF OPERATIONS DATA


                                                           Three Months Ended September 30,
                                                 -------------------------------------------------------
                                                           2000                         1999
                                                 -------------------------   ---------------------------        (Increase)
                                                                 % of Net                         % of Net       Decrease
                                                 Amount          Revenues        Amount           Revenues      in Net Loss
                                                 ------          --------        ------           --------      -----------
                                                                        (Dollars in thousands)
Revenues, net ...........................    $ 1,035,548             100%     $   902,310             100%     $   133,238

Operating expenses:
    Technical and operating .............        365,750              35          317,372              35          (48,378)
    Retail electronics cost of sales ....        142,008              14          111,781              12          (30,227)
    Selling, general and administrative .        262,891              25          280,784              31           17,893
    Depreciation and amortization .......        238,503              23          212,737              24          (25,766)
                                             -----------                      -----------                      -----------
Operating income (loss) .................         26,396               3          (20,364)             (2)          46,760
Other income (expense):
    Interest expense, net ...............       (148,392)            (14)        (118,440)            (13)         (29,952)
    Equity in net loss of affiliates, net        (10,765)             (1)          (4,497)             (1)          (6,268)
    Gain on sale of cable assets ........        130,758              13               --              --          130,758
    Write off of deferred financing costs             --              --              (19)             --               19
    Minority interests ..................        (37,158)             (4)         (32,521)             (4)          (4,637)
    Miscellaneous, net ..................           (981)             --           (2,222)             --            1,241
                                             -----------                      -----------                      -----------
Net loss ................................    $   (40,142)             (4)%    $  (178,063)            (20)%    $   137,921
                                             ===========                      ===========                      ===========


                                                           Nine Months Ended September 30,
                                                 --------------------------------------------------------
                                                           2000                         1999
                                                 -------------------------   ----------------------------       (Increase)
                                                                 % of Net                         % of Net       Decrease
                                                 Amount          Revenues        Amount           Revenues      in Net Loss
                                                 ------          --------        ------           --------      -----------
                                                                        (Dollars in thousands)
Revenues, net ...........................    $ 3,165,349             100%     $ 2,782,327             100%     $   383,022

Operating expenses:
    Technical and operating .............      1,199,695              38        1,074,503              39         (125,192)
    Retail electronics cost of sales ....        383,860              12          316,569              11          (67,291)
    Selling, general and administrative .        771,036              24          899,028              32          127,992
    Depreciation and amortization .......        709,333              22          627,909              23          (81,424)
                                             -----------                      -----------                      -----------
Operating income (loss) .................        101,425               3         (135,682)             (5)         237,107
Other income (expense):
    Interest expense, net ...............       (417,235)            (13)        (337,138)            (12)         (80,097)
    Equity in net loss of affiliates, net        (13,034)             --           (8,857)             --           (4,177)
    Gain on sale of cable assets ........        130,758               4               --              --          130,758
    Write off of deferred financing costs             --              --           (4,425)             --            4,425
    Minority interests ..................       (124,013)             (4)         (88,796)             (3)         (35,217)
    Miscellaneous, net ..................         (5,286)             --           (9,659)             --            4,373
                                             -----------                      -----------                      -----------
Net loss ................................    $  (327,385)            (10)%    $  (584,557)            (21)%    $   257,172
                                             ===========                      ===========                      ===========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

CONSOLIDATED RESULTS

REVENUES for the three and nine months ended September 30, 2000 increased $133.2 million (15%) and $383.0 million (14%), respectively, as compared to revenues for the same periods in the prior year. Approximately $88.6 million (10%) and $238.2 million (8%), respectively, was from increases in revenue sources such as Rainbow Media Holdings' programming services, advertising on the Company's cable television systems, revenue derived from the developing telephone and modem businesses and revenue recognized in connection with the At Home transaction; approximately $19.8 million (2%) and $69.6 million (3%), respectively, resulted from higher revenue per subscriber; and approximately $17.3 million (2%) and $49.3 million (2%), respectively, was attributable to the Transactions. The remaining increase of $7.5 million (1%) and $25.9 million (1%), respectively, was attributable to internal growth in the average number of subscribers in the Company's cable television systems during the periods.

TECHNICAL AND OPERATING EXPENSES for the three and nine months ended September 30, 2000 increased $48.4 million (15%) and $125.2 million (12%), respectively, compared to the same periods in 1999. Approximately $37.1 million (12%) and $92.7 million (9%), respectively, of the increase was attributable to increased costs directly associated with the growth in revenues and subscribers discussed above, as well as to increases in programming costs for cable television services, with the remaining $11.3 million (3%) and $32.5 million (3%), respectively, attributable to the Transactions. As a percentage of revenues, technical and operating expenses remained constant during the three month period in 2000 and decreased 1% during the nine month period in 2000 as compared to the same periods in 1999.

RETAIL ELECTRONICS COST OF SALES for the three and nine months ended September 30, 2000 amounted to approximately $142.0 million and $383.9 million, respectively, (83% and 82%, respectively, of retail electronics sales) compared to approximately $111.8 million and $316.6 million (81% and 80%, respectively, of retail electronics sales) for the three and nine months ended September 30, 1999, respectively. Cost of sales include the cost of merchandise sold, including freight costs incurred and certain occupancy and buying costs, for the retail electronics segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the three and nine months ended September 30, 2000 decreased $17.9 million (6%) and $128.0 million (14%), respectively, over the comparable periods in 1999. The change for the three and nine month periods consisted of decreases of approximately $41.8 million (15%) and $213.6 million (23%), respectively, related to an incentive stock plan and approximately $11.6 million (4%) and $24.4 million (3%), respectively, related to lower Year 2000 remediation costs. Offsetting these decreases were net increases of approximately $29.7 million (11%) and $95.8 million (11%), respectively, in sales and marketing and administrative costs and approximately $5.8 million (2%) and $14.2 million (1%), respectively, directly attributable to the Transactions. As a percentage of revenues, selling, general and administrative expenses decreased 6% and 8%, respectively, during the 2000 periods compared to

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

the 1999 periods. Excluding the effects of the incentive stock plan and the Year 2000 remediation costs, as a percentage of revenues such costs increased 1% during the three month period in 2000 and remained constant during the nine month period in 2000 as compared to the same periods in 1999.

OPERATING PROFIT BEFORE DEPRECIATION AND AMORTIZATION increased $72.5 million (38%) to $264.9 million and $318.6 million (65%) to $810.8 million for the three and nine months ended September 30, 2000 from $192.4 million and $492.2 million for the comparable periods in 1999. Approximately $41.8 million (22%) and $213.6 million (43%) of the increase resulted from lower costs related to an incentive stock plan and approximately $30.7 million (16%) and $105.0 million (22%), respectively, resulted from the combined effect of the revenue and expense changes discussed above. On a pro forma basis, giving effect to the Transactions as if they had occurred on January 1, 1999 and excluding the Company's systems held for sale, the incentive stock plan costs referred to above and the costs of Year 2000 remediation, operating profit before depreciation and amortization would have increased 7.2% and 11.4% for the three and nine month periods in 2000. Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income (loss) and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

DEPRECIATION AND AMORTIZATION EXPENSE increased $25.8 million (12%) and $81.4 million (13%), respectively, for the three and nine months ended September 30, 2000 as compared to the same periods in 1999. Approximately $23.0 million (11%) and $59.1 million (9%) of the increase resulted primarily from depreciation on new plant assets. The remaining increase of $2.8 million (1%) and $22.3 million (4%) was directly attributable to the Transactions.

NET INTEREST EXPENSE increased $30.0 million (25%) and $80.1 million (24%), respectively, for the three and nine months ended September 30, 2000 compared to the same periods in 1999. The net increases are primarily attributable to higher interest rates and debt incurred to fund capital expenditures and acquisitions.

EQUITY IN NET LOSS OF AFFILIATES, NET consisted of the Company's share of the net income or losses of certain programming businesses and personal communication services businesses in which the Company has varying minority ownership interests.

GAIN ON SALE OF CABLE ASSETS of $130.8 million for the three and nine months ended September 30, 2000 resulted from the sale of the cable television system in Kalamazoo, Michigan.

MINORITY INTERESTS for the three and nine months ended September 30, 2000 and 1999 include CSC Holdings' preferred stock dividend requirements, FOX Sports Networks, LLC's 40% share of the net income (loss) of Regional Programming Partners, ITT Corporation's share of the net loss of

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

MSG through April 8, 1999 and NBC Cable Holding, Inc.'s 26% (25% in 1999) share of the net loss of Rainbow Media Holdings.

NET MISCELLANEOUS EXPENSE decreased $1.2 million to $1.0 million for the three months ended September 30, 2000 and $4.4 million to $5.3 million for the nine months ended September 30, 2000 as compared to the same periods in 1999. For the three and nine months ended September 30, 2000, miscellaneous expense included a $2.2 million income tax provision and various other items. For the three and nine months ended September 30, 1999, miscellaneous expense included $1.1 million and $4.4 million, respectively, relating to federal, state and local income taxes and approximately $1.1 million, in each period, relating to various other items. Additionally, the nine month period in 1999 included a charge of approximately $15.1 million resulting from the write off of an investment held by Rainbow Media Holdings and a gain of approximately $10.9 million resulting from the sale of certain marketable securities.

BUSINESS SEGMENTS RESULTS

The Company classifies its business interests into three fundamental areas:
Telecommunication Services, consisting principally of its cable television, telephone and modem services operations; Rainbow Media Holdings, consisting principally of interests in cable television programming networks and MSG, which owns and operates professional sports teams, regional cable television networks, live productions, and entertainment venues; and Retail Electronics, which represents the operations of Cablevision Electronics' retail electronics stores. The Company allocates certain costs to each segment based upon their proportionate estimated usage of services.

TELECOMMUNICATION SERVICES

The tables below set forth, for the periods presented, certain unaudited historical financial information and the percentage that those items bear to revenues for the Company's telecommunication services segment.


                                          Three Months Ended September 30,
                                       ----------------------------------------
                                                2000               1999
                                       -------------------   ------------------
                                                 % of Net            % of Net
                                        Amount   Revenues   Amount   Revenues
                                        ------   --------   ------   --------
                                               (dollars in thousands)

Revenues, net......................... $ 592,867   100%   $  543,154   100%
Technical and operating expenses......   235,588    40       218,150    40
Selling,  general  and  administrative
  expenses............................   110,954    19       117,814    22
Depreciation and amortization.........   163,935    28       152,410    28
                                       ---------          ----------
      Operating profit................ $  82,390    14%   $   54,780    10%
                                       =========          ==========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


                                           Nine Months Ended September 30,
                                       ----------------------------------------
                                                2000              1999
                                       -------------------   ------------------
                                                 % of Net            % of Net
                                        Amount   Revenues   Amount   Revenues
                                        ------   --------   ------   --------
                                               (dollars in thousands)
Revenues, net......................... $1,756,224   100%  $1,601,118   100%
Technical and operating expenses......    702,359    40      645,471    40
Selling,  general  and  administrative
  expenses............................    323,784    18      396,049    25
Depreciation and amortization.........    481,782    27      455,199    28
                                        ---------          ---------
      Operating profit................ $  248,299    14%   $ 104,399     7%
                                        =========          =========

REVENUES for the three and nine months ended September 30, 2000 increased $49.7 million (9%) and $155.1 million (10%), respectively, as compared to revenues for the same periods in the prior year. Approximately $19.8 million (4%) and $69.6 million (4%), respectively, of the increases resulted from higher revenue per subscriber; approximately $19.2 million (4%) and $48.3 million (3%), respectively, was attributable to increased revenues from the Company's developing telephone and modem businesses and revenue recognized in connection with the At Home transaction; and approximately $7.5 million (1%) and $25.9 million (2%), respectively, was attributable to internal growth in the average number of subscribers in the Company's cable television systems during the periods. The remaining increase of approximately $3.2 million and $11.3 million (1%), respectively, resulted from increases in other revenue sources, including advertising.

TECHNICAL AND OPERATING EXPENSES for the three and nine months ended September 30, 2000 increased $17.4 million (8%) and $56.9 million (9%), respectively, over the same periods in 1999. The increased costs were directly associated with the growth in revenues and subscribers discussed above, as well as to increases in programming costs for cable television services. As a percentage of revenues, technical and operating expenses remained relatively constant during the three and nine months ended September 30, 2000 as compared to the same periods in the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased $6.9 million (6%) and $72.3 million (18%) for the three and nine months ended September 30, 2000 as compared to the same periods in 1999. The decreases consisted of a decrease of $18.6 million (16%) and $109.1 million (28%), respectively, resulting from lower charges related to an incentive stock plan and a decrease of approximately $1.7 million (1%) and $4.9 million (1%), respectively, resulting from lower Year 2000 remediation costs. These decreases were partially offset by an increase of approximately $13.4 million (11%) and $41.7 million (11%) in customer service and sales and marketing costs, respectively. As a percentage of revenues, selling, general and administrative expenses decreased 3% and 7%, respectively, during the three and nine months ended September 30, 2000 compared to the same 1999 periods. Excluding the effects of the incentive stock plan and the Year 2000 remediation costs, such costs increased 1% for both the three and nine months ended September 30, 2000 as compared to the same periods in the prior year, as a percentage of revenues.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

DEPRECIATION AND AMORTIZATION EXPENSE increased $11.5 million (8%) and $26.6 million (6%), respectively, for the three and nine months ended September 30, 2000 over the comparable 1999 periods. The increases resulted primarily from depreciation on new plant assets.

RAINBOW MEDIA HOLDINGS

The tables below set forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Rainbow Media Holdings segment.


                                          Three Months Ended September 30,
                                       ----------------------------------------
                                               2000               1999
                                       -------------------   ------------------
                                                 % of Net              % of Net
                                         Amount  Revenues    Amount    Revenues
                                         ------  --------    ------    --------
                                               (dollars in thousands)

Revenues, net........................ $ 289,295      100%   $ 228,246      100%
Technical and operating expenses.....   150,431       52      111,053       49
Selling,  general and  administrative
  expenses...........................    89,413       31      102,621       45
Depreciation and amortization........    40,717       14       40,228       18
                                       --------             ---------
      Operating profit (loss)........  $  8,734        3%   $ (25,656)     (11)%
                                       ========             =========


                                           Nine Months Ended September 30,
                                       ----------------------------------------
                                               2000               1999
                                       -------------------   ------------------
                                                 % of Net              % of Net
                                         Amount  Revenues    Amount    Revenues
                                         ------  --------    ------    --------
                                               (dollars in thousands)
Revenues, net........................ $ 998,089     100%   $ 815,896      100%
Technical and operating expenses.....   560,023      56      471,255       58
Selling, general and  administrative
  expenses...........................   265,239      27      335,678       41
Depreciation and amortization........   137,564      14      119,592       15
                                      ---------            ---------
      Operating profit (loss)........ $  35,263       4%   $(110,629)     (14)%
                                      =========            =========

REVENUES for the three and nine months ended September 30, 2000 increased $61.0 million (27%) and $182.2 million (22%), respectively, as compared to revenues for the same periods in the prior year. Approximately $19.5 million (9%) and $71.7 million (9%), respectively, of the increase was attributable to internal growth in programming network subscribers and rate increases; approximately $18.5 million (8%) and $49.9 million (6%), respectively, was a direct result of the Transactions; and approximately $9.9 million (4%) and $35.5 million (4%), respectively, was due to increases in advertising revenues. The remaining $13.1 million (6%) and $25.1 million (3%), respectively, of the increase was primarily the result of a greater number of concerts, special events and sporting events at Madison Square Garden and Radio City Music Hall.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

TECHNICAL AND OPERATING EXPENSES for the three and nine months ended September 30, 2000 increased $39.4 million (35%) and $88.8 million (19%), respectively, over the comparable 1999 periods. Approximately $12.7 million (11%) and $35.0 million (8%), respectively, of the increase was the direct result of the Transactions. The remaining net increase of $26.7 million (24%) and $53.8 million (11%), respectively, was primarily attributable to increased costs directly associated with the net increases in revenues discussed above. As a percentage of revenues, technical and operating expenses increased 3% for the three month period and decreased 2% for the nine month period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the three and nine months ended September 30, 2000 decreased $13.2 million (13%) and $70.4 million (21%), respectively, over the same 1999 periods. Decreases of approximately $23.1 million (23%) and $103.1 million (31%), respectively, were attributable to lower expenses related to an incentive stock plan and decreases of $4.2 million (4%) and $9.9 million (3%), respectively, resulted from lower Year 2000 remediation costs. These decreases were partially offset by an increase of $7.9 million (8%) and $26.6 million (8%), respectively, for the three and nine month period attributable to sales and marketing initiatives, advertising related expenses and other general cost increases and an increase of $6.2 million (6%) and $16.0 million (5%), respectively, resulting from the Transactions. As a percentage of revenues, selling, general and administrative expenses decreased 14% for both the three and nine month periods. Excluding the effects of the incentive stock plan and Year 2000 remediation costs, as a percentage of revenues such costs decreased 2% and 1%, respectively, for the three and nine month period in 2000 compared to the same periods in 1999.

DEPRECIATION AND AMORTIZATION EXPENSE increased $0.5 million (1%) and $18.0 million (15%) for the three and nine months ended September 30, 2000 over the same 1999 periods. Increases of approximately $1.8 million (4%) and $20.6 million (17%), respectively, for the three and nine months were a direct result of the Transactions. The remaining net decrease of $1.3 million (3%) and $2.6 million (2%), respectively, for the three and nine month periods resulted from decreases in amortization expense due to certain intangible assets which became fully amortized during the period, partially offset by increases in depreciation on capital expenditures made during the period.

RETAIL ELECTRONICS

The tables below set forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's retail electronics segment, Cablevision Electronics Investments, Inc. ("Cablevision Electronics").

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


                                           Three Months Ended September 30,
                                       -----------------------------------------
                                                2000                1999
                                       ---------------------  ------------------
                                                   % of Net             % of Net
                                         Amount    Revenues    Amount   Revenues
                                         ------    --------    ------   --------
                                                 (dollars in thousands)
Revenues, net........................  $ 171,682    100%      $ 137,505   100%
Cost of sales........................    142,008     83         111,781    81
Selling, general and administrative
  expenses...........................     47,829     28          36,652    27
Depreciation and amortization........      5,041      3           1,713     1
                                        --------               --------
     Operating loss.................    $(23,196)   (14)%      $(12,641)   (9)%
                                        ========               ========
                                            Nine Months Ended September 30,
                                        ----------------------------------------
                                                 2000               1999
                                        --------------------  ------------------
                                                   % of Net             % of Net
                                         Amount    Revenues    Amount   Revenues
                                         ------    --------    ------   --------
                                                 (dollars in thousands)
Revenues, net.......................   $ 467,440    100%      $ 396,853   100%
Cost of sales.......................     383,860     82         316,569    80
Selling, general and administrative
  expenses..........................     133,173     28         109,736    28
Depreciation and amortization.......      13,184      3           4,667     1
                                       ---------              ---------
     Operating loss.................   $ (62,777)   (13)%     $ (34,119)   (9)%
                                       =========              =========

REVENUES for the three and nine months ended September 30, 2000 amounted to approximately $171.7 million and $467.4 million, respectively, compared to revenues of approximately $137.5 million and $396.9 million for the three and nine months ended September 30, 1999, respectively. Comparable store sales accounted for $21.4 million (16%) and $44.1 million (11%) of the increase in revenue, while new and relocated stores contributed $12.8 million (9%) and $26.4 million (7%) of the increase in revenue for the three and nine months ended September 30, 2000, respectively.

COST OF SALES for the three and nine months ended September 30, 2000 amounted to approximately $142.0 million and $383.9 million (83% and 82% of revenues), respectively. For the three and nine months ended September 30, 1999, costs of sales amounted to $111.8 million and $316.6 million (81% and 80% of revenues), respectively. Such costs include the cost of merchandise sold, including freight costs incurred, as well as store occupancy and buying costs. The increase in cost of sales, as a percentage of revenues, is attributable to changes in the sales mix and inventory provisions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES amounted to approximately $47.8 million and $133.2 million for the three and nine months ended September 30, 2000, respectively and $36.7 million and $109.7 million for the three and nine months ended September 30, 1999, respectively. Selling, general and administrative expenses consist of retail store expenses (excluding store occupancy costs), the salaries and commissions of store personnel, the costs of advertising, operating the distribution center and corporate support functions other than buying.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

DEPRECIATION AND AMORTIZATION EXPENSE amounted to approximately $5.0 million and $13.2 million for the three and nine months ended September 30, 2000, respectively, and $1.7 million and $4.7 million for the three and nine months ended September 30, 1999, respectively. Depreciation and amortization expense includes the depreciation of all property and equipment in service, and, for the 1999 periods, the amortization of intangible assets which resulted from the Wiz acquisition.

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

Cablevision is currently structured as a restricted group and an unrestricted group of subsidiaries. The Restricted Group currently includes all of CSC Holdings' cable operations in and around the greater New York City Metropolitan area and in and around the Boston, Massachusetts Metropolitan area and the commercial telephone operations of the Company's subsidiary, Cablevision Lightpath, Inc. on Long Island, New York. At September 30, 2000, the Restricted Group encompassed approximately 3,502,700 cable television subscribers, including approximately 356,900 subscribers in its Massachusetts systems and 313,800 subscribers which comprised the recently sold Cleveland, Ohio area cable system.

The Unrestricted Group includes principally Rainbow Media Holdings, including Madison Square Garden and other companies engaged in certain developmental activities ("New Media"), including high-speed cable modem service, residential telephone service, developing (non-Long Island) commercial telephone service, research and development expenses and deferred revenue amortization related to the At Home transaction. The Unrestricted Group also includes Cablevision Electronics, which operates 41 THE WIZ consumer electronics store locations, and CCG Holdings, Inc. ("CCG Holdings"), which owns the Company's motion picture theater assets.

The following table presents selected historical results of operations and other financial information related to the captioned groups or entities as of and for the nine months ended September 30, 2000.

                                                         Interest    Capital
                                Revenues      AOCF*      Expense   Expenditures
                                --------      -----      -------   ------------
                                           (dollars in thousands)
Restricted Group**..........  $1,666,302    $748,482    $352,535    $696,155
New Media***................      89,922     (51,885)          2     132,661
Rainbow Media Holdings
  (including AMC and MSG)...     998,089     170,345      61,069      36,513
Retail Electronics..........     467,440     (49,806)     10,231      23,327
Other.......................     (56,404)     (2,017)     (2,097)      1,989
                              ----------    --------    --------    --------
   Total....................  $3,165,349    $815,119    $421,740    $890,645
                              ==========    ========    ========    ========

----------
* Defined as operating income (loss) before depreciation and amortization and excluding incentive stock plan expense of $888 and the costs of Year 2000 remediation of $3,473.
** Includes results of the Kalamazoo, MI system through September 6, 2000, as well as results of the Cleveland, Ohio area system and of the Massachusetts systems held for sale, through September 30, 2000.
*** Consists of developmental operations, including those related to systems held for sale.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

                                           Restricted   Unrestricted
                                             Group        Group       Total
                                             -----        -----       -----
                                                 (dollars in thousands)
DEBT AND REDEEMABLE PREFERRED STOCK

Senior debt..........................      $2,231,094  $       --   $2,231,094
Senior notes and debentures..........       2,693,057          --    2,693,057
Subordinated notes and debentures....       1,048,614          --    1,048,614
                                           ----------  ----------   ----------
                                            5,972,765          --    5,972,765
                                           ----------  ----------   ----------
Redeemable preferred stock of CSC Holdings  1,514,257          --    1,514,257
                                           ----------  ----------   ----------

Rainbow Media Holdings:
   RMHI senior debt..................              --     266,730      266,730
   AMC senior debt...................              --     366,923      366,923
   MSG senior debt...................              --     274,325      274,325
                                           ----------  ----------   ----------
    Total Rainbow Media Holdings debt              --     907,978      907,978
                                           ----------  ----------   ----------
Retail Electronics debt..............              --      94,970       94,970
Other debt...........................              --      14,987       14,987
                                           ----------  ----------   ----------
    Total debt and redeemable
      preferred stock ...............      $7,487,022  $1,017,935   $8,504,957
                                           ==========  ==========   ==========

RESTRICTED GROUP

The Restricted Group's plant upgrade, combined with additional amounts required for the start up and operation of new businesses such as high speed internet access, digital video services, the expansion of residential telephone services and the roll out of non-Long Island based commercial telephone businesses, as well as additional investments or acquisitions, will require significant additional funding. The Company expects to obtain the requisite funds through internally generated funds, amounts available under CSC Holdings' credit facilities, proceeds from asset sales and/or additional capital market issuances.

In November 2000, the Company completed the sale of its Ohio cable system to Adelphia Communications Corporation ("Adelphia") for $991.0 million in cash and
10.8 million shares of Adelphia common stock. The cash proceeds received in the transaction were used to repay outstanding bank debt under the Company's revolving credit facility and to retire a $450 million bridge loan facility. In September 2000, the Company completed the sale of its Kalamazoo, Michigan cable system to Charter Communications, Inc. ("Charter") in exchange for 11.2 million shares of Charter common stock.

In April 2000, the Company announced the sale of its cable systems in Boston and Eastern Massachusetts to AT&T Corporation ("AT&T") in exchange for cable systems in certain northern New York suburbs, approximately $878 million in AT&T stock and approximately $284 million in cash, subject to certain adjustments. The consummation of this transaction is subject to the receipt of franchise transfer and other required approvals. The Company expects to

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

apply the cash proceeds from the Massachusetts transactions, as well as any cash proceeds received from the monetization of any of its holdings of common stock, toward the reduction of outstanding debt.

As of November 2, 2000, the Restricted Group had in total $2.2 billion in reducing revolving credit facilities, consisting of a $1.2 billion facility available to Cablevision MFR, Inc. and certain of the Company's New Jersey subsidiaries and a $1.0 billion facility available to CSC Holdings and other Restricted Group subsidiaries. Both facilities mature in March 2007, with commitments beginning to reduce in June 2001. On July 31, 2000, CSC Holdings closed on a $450 million term loan facility which provided additional availability until certain pending cable system sales closed. This facility was repaid and terminated on November 2, 2000 with cash proceeds from the sale of the Company's Ohio cable system to Adelphia. As of November 2, 2000, the Restricted Group had outstanding borrowings under its credit facilities of $1,356 million and letters of credit of $41.6 million. Unrestricted and undrawn funds available to the Restricted Group amounted to approximately $802.4 million as of the same date.

                              --------------------------------------
                                     As of November 2, 2000
                                           (in thousands)
                              --------------------------------------
                              CSC Holdings       MFR           Total
                              ------------       ---           -----
Total revolving credit
  facility...............    $1,000,000   $ 1,200,000   $ 2,200,000
Outstanding debt.........       398,000       958,000     1,356,000
Outstanding letters of
  credit.................        41,633            --        41,633
                            -----------   -----------   -----------
     Availability........   $   560,367   $   242,000   $   802,367
                            ===========   ===========   ===========

The revolving credit agreements contain certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the Restricted Group to maintain certain financial ratios and restricting the permitted uses of borrowed funds.

As of November 2, 2000, CSC Holdings had entered into interest exchange (swap) agreements with several of its banks covering a notional principal amount of $250 million that require CSC Holdings to pay a floating rate of interest. These swaps mature in 2001 and 2002.

RAINBOW MEDIA HOLDINGS AND AMERICAN MOVIE CLASSICS

Rainbow Media Holdings had a $300 million non-amortizing revolving credit facility maturing on December 31, 2000, which was reduced to $294 million as of October 31, 2000 as a result of the sale of Rainbow Media Holdings' interest in one of its subsidiaries. Rainbow Media Holdings is restricted from accessing $21.5 million of the facility in order to provide for

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

repayment of a like amount of intercompany borrowings from RPP as described below. Direct borrowings as of November 2, 2000, amounted to $244.5 million, leaving a balance of $28 million available to Rainbow Media Holdings under the credit facility as of that date. During 2000, Rainbow Media Holdings repaid $158.5 million of its $180 million loan from RPP with borrowings under its credit facility.

In May 1999, American Movie Classics, a wholly-owned subsidiary of Rainbow Media Holdings, entered into a new $425 million credit facility which matures on March 31, 2006, with commitment reductions beginning in June 2004. As of November 2, 2000, American Movie Classics had outstanding borrowings of $352 million, leaving unrestricted funds available of $73 million.

Both the Rainbow Media Holdings and American Movie Classics credit facilities contain certain financial covenants that may limit the ability to utilize all of the undrawn funds available, including covenants requiring that certain financial ratios be maintained.

Rainbow Media Holdings' potential investments in new programming content and services, as well as its debt repayment obligations discussed above, will require significant additional funding. The Company expects to obtain such funding through a $1 billion credit facility it is currently in the process of arranging for Rainbow Media Group, LLC (a subsidiary of Rainbow Media Holdings). The new facility would repay and replace the existing Rainbow Media Holdings and American Movie Classics credit facilities and provide additional availability. The Company has received commitments in excess of $800 million to date and expects to close the facility by the end of November 2000. However, there can be no assurance that the facility can be completed on acceptable terms and conditions or at all.

RPP

In June 1998, RPP, a partnership which is 60% owned by Rainbow Media Holdings and 40% owned by Fox Sports Networks, LLC ("Fox"), made an intercompany loan to Rainbow Media Holdings of $180 million, of which $21.5 million was outstanding as of November 2, 2000. The intercompany loan is a four year demand note maturing March 31, 2002 and requires that Rainbow Media Holdings maintain sufficient availability under its revolving credit facility to permit the repayment in full to RPP if RPP requires the funds for its own operating needs.

MSG

MSG has a $500 million revolving credit facility maturing on December 31, 2004 (the "MSG Credit Facility"). As of November 2, 2000, outstanding debt under the MSG Credit Facility was $280 million. In addition, MSG had outstanding letters of credit of $13 million, resulting in unrestricted and undrawn funds available of $207 million. The MSG Credit Facility contains certain financial covenants that may limit MSG's ability to utilize all of the undrawn funds available thereunder, including covenants requiring MSG to maintain certain financial ratios. The Company believes that for MSG, internally generated funds, together with funds available

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

under its existing credit agreement, will be sufficient to meet its projected funding requirements over the next twelve months.

Garden Programming, LLC, an unrestricted subsidiary of MSG, had a $20 million term loan maturing on July 11, 2002. The loan was replaced with borrowings under the MSG Credit Facility and cancelled on September 29, 2000.

RETAIL ELECTRONICS

Cablevision Electronics has a $130 million stand alone revolving credit facility which matures at the end of February 2001. Under the terms of the credit facility, the total amount of borrowings available to Cablevision Electronics is subject to an availability calculation based on a percentage of eligible inventory. On November 2, 2000, total outstanding debt under the credit facility was $95 million with no additional availability. CSC Holdings' investment in Cablevision Electronics was approximately $158.9 million at September 30, 2000. Through November 2, 2000, Cablevision Electronics has received other financial support of approximately $201.8 million in the form of letters of credit, guarantees and intercompany loans primarily in respect of Cablevision Electronics' inventory purchases.

The Company believes that Cablevision Electronics will require additional financial support from CSC Holdings in respect of planned increases in inventory purchases and other requirements over the next twelve months. Funds available under Cablevision Electronics' credit agreement, assuming the credit facility can be renewed at maturity, together with this additional financial support, will be sufficient to meet its projected funding requirements over the next twelve months; however, no assurances as to the Company's ability to renew the credit facility at maturity on acceptable terms and conditions, or to renew the credit facility at all, can be provided.

CCG HOLDINGS

CCG Holdings, which owns the Company's motion picture theater assets, had a $15 million revolving credit bank facility, which was repaid and retired, through an intercompany loan, on September 7, 2000.

RAINBOW MEDIA GROUP TRACKING STOCK PROPOSAL

If the proposed Rainbow Media Group tracking stock issuance is completed as described in the Proxy, the Company's financing structure would be separated between the proposed Cablevision NY Group and Rainbow Media Group. Rainbow Media Holdings' entities which are part of the proposed Rainbow Media Group tracking stock would secure funding arrangements independent from the Cablevision NY Group, and the Rainbow Media Holdings' entities which are not included in the tracking stock (referred to as the Rainbow NY Group), principally Madison Square Garden and its subsidiaries, the MetroChannels, Rainbow Advertising Sales Corporation and News 12 businesses, would be part of the Cablevision NY Group funding group.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Funding for the Cablevision NY Group's ongoing capital investment and operational requirements would be provided, in part, through separate financial arrangements made available to the Restricted Group, Madison Square Garden, and Cablevision Electronics as described above. The Rainbow NY Group's cash requirements would be funded through the Restricted Group credit facilities, partner contributions, or the Madison Square Garden credit facility. Financing for the Rainbow Media Group would be provided, in part, by the existing Rainbow Media Holdings and American Movie Classics credit facilities, which the Company expects to replace with a new Rainbow Media Group combined credit facility as described above.

The Cablevision NY Group's principal financing groups, including the Restricted Group, Madison Square Garden, and Cablevision Electronics will continue to have financing requirements as described above, and the Company expects to be able to raise the requisite funding in the same manner as described above.

The Rainbow Media Group's potential investments in new programming content and services, as well as its debt repayment obligations discussed above, will require significant additional funding. The Company may obtain the requisite funds through internally generated funds, through bank credit facilities, through debt or equity capital markets transactions, or through a combination of the foregoing. As described above, the Company is currently in discussions with banks to obtain funding through a new credit facility. However, there can be no assurance that the Rainbow Media Group will be able to obtain refinancing or funds from other sources on acceptable terms and conditions or at all.

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

OPERATING ACTIVITIES

Net cash provided by operating activities amounted to $209.5 million for the nine months ended September 30, 2000 compared to $162.6 million for the nine months ended September 30, 1999. The 2000 cash provided by operating activities consisted primarily of $390.6 million of income before depreciation, amortization and other non-cash items, partially offset by a net decrease in cash resulting from changes in assets and liabilities of $181.1 million.

The 1999 cash provided by operating activities of $162.6 million consisted primarily of $137.7 million of income before depreciation, amortization and other non-cash items and an increase in cash resulting from changes in assets and liabilities of $24.9 million.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

INVESTING ACTIVITIES

Net cash used in investing activities for the nine months ended September 30, 2000 was $1,050.7 million compared to $739.9 million for the nine months ended September 30, 1999. The 2000 investing activities consisted of $890.6 million of capital expenditures, $128.7 million of payments for acquisitions, and other items of $31.4 million.

Net cash used in investing activities for the nine months ended September 30, 1999 of $739.9 million consisted of $595.4 million of capital expenditures, $114.4 million of payments for acquisitions, and other items of $41.0 million, partially offset by proceeds from the sale of marketable securities of $10.9 million.

FINANCING ACTIVITIES

Net cash provided by financing activities amounted to $817.1 million for the nine months ended September 30, 2000 compared to $468.9 million for the nine months ended September 30, 1999. In 2000, the Company's financing activities consisted primarily of additional bank borrowings of $855.2 million, partially offset by other items aggregating $38.1 million.

Net cash provided by financing activities of $468.9 million for the nine months ended September 30, 1999 consisted primarily of the issuance of senior notes of $497.7 million, partially offset by other items aggregating $28.8 million.

YEAR 2000

The Year 2000 issue ("Y2K") refers to the inability of certain computerized systems and technologies to recognize and/or correctly process dates beyond December 31, 1999.

For the nine months ended September 30, 2000 and 1999, the Company recorded approximately $3.5 million and $28.0 million, respectively, of expenses relating to Y2K remediation.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

RAINBOW MEDIA GROUP

FINANCIAL INFORMATION

The information set forth herein for the Rainbow Media Group sets forth information for certain businesses and interests included within the Rainbow Media Holdings subsidiary referred to as the Rainbow Media Group. The Company has filed preliminary proxy materials with the Securities and Exchange Commission related to the vote of Cablevision shareholders that is required to amend the Cablevision charter to authorize and issue a new series of Cablevision common stock called Rainbow Media Group tracking stock and distributed definitive proxy materials to Cablevision shareholders. That series of Cablevision common stock would be designed to track the economic performance of the Rainbow Media Group. No solicitation is being made hereby.

The proxy materials filed with the Securities and Exchange Commission state that Rainbow Media Group tracking stock may be issued following a favorable shareholder vote, but there are no assurances that an issuance will be made or as to the manner in which an issuance may be accomplished. Only the definitive proxy materials distributed to Cablevision shareholders should be relied upon in reviewing the businesses, financial condition or results of operations of the Rainbow Media Group.

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

In connection with the preparation of the financial information for the Rainbow Media Group tracking stock, the Company has made certain allocations of Cablevision costs based on existing policies. If the Company were to alter those policies, which the Company is entitled to do at any time, there could be material adverse effects on the Rainbow Media Group financial statements. This factor should be considered in analyzing the financial information set forth.

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

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks from changes in interest rates and certain equity security prices. The Company's exposure to interest rate movements results from its use of floating and fixed rate debt to fund its working capital, capital expenditures, and other operational and investment requirements. To manage interest rate risk, the Company has from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts fix the borrowing rates on floating rate debt to hedge against the risk of rising rates and/or convert fixed rate borrowings to variable rate to hedge against the risk of higher borrowing costs in a declining interest rate environment. The Company does not enter into interest rate derivative contracts for speculative or trading purposes. The Company's exposure to changes in equity security prices stems from its investment in At Home Corporation common stock warrants (the value of which fluctuates based on changes in the stock price of the underlying security) and the Charter common stock.

FAIR VALUE OF DEBT: Based on the level of interest rates prevailing at September 30, 2000, the fair value of the Company's fixed-rate debt and redeemable preferred stock of $5,274 million exceeded its carrying cost by approximately $19 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. The Company's floating rate borrowings bear interest at current market rates and thus approximate fair value. The effect of a hypothetical 100 basis point decrease in interest rates prevailing at September 30, 2000 would increase the estimated fair value of debt and redeemable preferred stock instruments by approximately $287 million. This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

INTEREST RATE HEDGE CONTRACTS: As of September 30, 2000, the Company had outstanding interest rate swap contracts to pay variable rates of interest (based upon LIBOR with the latest maturity in 2002) covering a total notional principal amount of $250 million. As of September 30, 2000, the fair market liability of all interest rate hedge contracts was approximately $1.0 million. Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from September 30, 2000 prevailing levels would increase the fair market value liability of all hedge contracts by $2.7 million to a liability of $3.7 million.

EQUITY PRICE RISK: As of September 30, 2000, the fair market value of the Company's warrants to acquire At Home Corporation's common stock was $278.8 million, which exceeded its carrying value of $248.1 million. The potential change in the fair value of this investment, assuming a 10% change in price, would be approximately $28.9 million.

As of September 30, 2000, the fair market value of the Company's holdings of Charter common stock was $181.7 million. Assuming a 10% change in price, the potential change in the fair value of this investment would be approximately $18.2 million.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

                         Part II.    Other Information

Item 1.    Legal Proceedings

           The Company is party to various lawsuits, some involving substantial amounts. Management does not believe that such lawsuits will have a material adverse impact on the financial position of the Company.

           On June 19, 2000, Cablevision commenced an action in the Delaware Court of Chancery to protect its rights regarding an agreement, dated as of March 28, 2000, among Excite@Home, AT&T Corp., Comcast Corporation and Cox Communications, Inc. See Cablevision's Form 8-K filed on July 3, 2000. On August 17, 2000, Cablevision and Excite@Home announced that the parties agreed to dismiss Cablevision's claims against Excite@Home and its partners immediately, and Cablevision consented to Excite@Home's completion of the transactions contemplated by the March 28, 2000 agreement. Cablevision and Excite@Home further agreed to dismiss without prejudice Excite@Home's claims against Cablevision. See Cablevision's Form 8-K filed on August 23, 2000.

Item 6.    Exhibits and Reports on Form 8-K

            (a)   Exhibits.

                  The index to exhibits is on page 45.

            (b) The Company filed Current Reports on Form 8-K with the Commission on July 3, 2000 and August 23, 2000.

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)

                                                     Nine Months Ended                  Three Months Ended
                                                       September 30,                      September 30,
                                                ----------------------------      ----------------------------
                                                    2000            1999              2000             1999
                                                    ----            ----              ----             ----
Revenues, net (including retail electronics
    sales of $467,440, $396,853, $171,682
    and $137,505) .........................     $ 3,165,349      $ 2,782,327      $ 1,035,548      $   902,310
                                                -----------      -----------      -----------      -----------

Operating expenses:
   Technical and operating ................       1,199,695        1,074,503          365,750          317,372
   Retail electronics cost of sales .......         383,860          316,569          142,008          111,781
   Selling, general and
     administrative .......................         771,036          899,028          262,891          280,784
   Depreciation and amortization ..........         709,333          627,909          238,503          212,737
                                                -----------      -----------      -----------      -----------
                                                  3,063,924        2,918,009        1,009,152          922,674
                                                -----------      -----------      -----------      -----------

         Operating income (loss) ..........         101,425         (135,682)          26,396          (20,364)
                                                -----------      -----------      -----------      -----------

Other income (expense):
   Interest expense .......................        (421,740)        (344,075)        (150,193)        (120,517)
   Interest income ........................           4,505            6,937            1,801            2,077
   Equity in net loss of affiliates, net ..         (13,034)          (8,857)         (10,765)          (4,497)
   Gain on sale of cable assets ...........         130,758               --          130,758               --
   Write off of deferred financing costs ..              --           (4,425)              --              (19)
   Minority interests .....................          (1,503)          42,680            4,823           12,265

   Miscellaneous, net .....................          (5,286)          (9,659)            (981)          (2,222)
                                                -----------      -----------      -----------      -----------
                                                   (306,300)        (317,399)         (24,557)        (112,913)
                                                -----------      -----------      -----------      -----------

Net income (loss) .........................        (204,875)        (453,081)           1,839         (133,277)

Dividend requirements applicable to
   preferred stock ........................        (122,510)        (131,476)         (41,981)         (44,786)
                                                -----------      -----------      -----------      -----------

Net loss applicable to common shareholder .     $  (327,385)     $  (584,557)     $   (40,142)     $  (178,063)
                                                ===========      ===========      ===========      ===========


                            See accompanying notes to
                  condensed consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)


                                                                                     September 30,  December 31,
                                                                                         2000          1999
                                                                                         ----          ----
     ASSETS                                                                          (unaudited)

Cash and cash equivalents ......................................................     $   38,557     $   62,665

Accounts receivable trade (less allowance for doubtful accounts of
   $42,936 and $35,357) ........................................................        266,621        226,304

Notes and other receivables ....................................................        127,834        129,596

Inventory, prepaid expenses and other assets ...................................        286,392        211,179

Property, plant and equipment, net .............................................      3,046,894      2,752,495

Investments in affiliates ......................................................         70,971         58,423

Other investments ..............................................................        440,362        256,442

Advances to affiliates .........................................................         59,913         46,685

Feature film inventory, net ....................................................        318,551        335,826

Net assets held for sale .......................................................        531,191        269,349

Franchises, net of accumulated amortization of
   $740,307 and $703,237 .......................................................        460,119        651,777

Affiliation and other agreements, net of accumulated amortization of
   $285,890 and $244,249 .......................................................        131,609        173,250

Excess costs over fair value of net assets acquired and other intangible assets, net of accumulated amortization of
   $781,524 and $727,134 .......................................................      1,817,798      1,816,030

Deferred financing, acquisition and other costs, net of
   accumulated amortization of $73,389 and $51,063 .............................        152,496        140,287
                                                                                     ----------     ----------
                                                                                     $7,749,308     $7,130,308
                                                                                     ==========     ==========

                       See accompanying notes to
                  condensed consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)
                                   (continued)


                                                                                           September 30,     December 31,
                                                                                               2000               1999
                                                                                               ----               ----
         LIABILITIES AND STOCKHOLDER'S DEFICIENCY                                           (unaudited)

Accounts payable........................................................................   $     432,595     $     410,413
Accrued expenses........................................................................         950,617         1,048,599
Accounts payable to affiliates..........................................................          31,628            12,745
Feature film and contract obligations...................................................         299,333           371,126
Deferred revenue........................................................................         341,707           274,043
Bank debt...............................................................................       3,129,697         2,254,487
Senior notes and debentures.............................................................       2,693,057         2,692,602
Subordinated notes and debentures.......................................................       1,048,614         1,048,513
Capital lease obligations and other debt................................................         119,332            99,099
                                                                                            ------------     -------------
   Total liabilities....................................................................       9,046,580         8,211,627
                                                                                            ------------       -----------

Minority interests......................................................................         586,170           592,583
                                                                                            ------------      ------------

Series H Redeemable Exchangeable Preferred Stock........................................         434,181           409,757
                                                                                            ------------      ------------

Series M Redeemable Exchangeable Preferred Stock........................................       1,080,076           994,754
                                                                                            ------------      ------------

Commitments and contingencies

Stockholder's deficiency:
   Series A Cumulative Convertible Preferred Stock,
        200,000 shares authorized, none issued..........................................              --                --
   Series B Cumulative Convertible Preferred Stock,
        200,000 shares authorized, none issued..........................................              --                --
   8% Series D Cumulative Preferred Stock, $.01 par value,
        112,500 shares authorized, none issued ($100 per share
        liquidation preference).........................................................              --                --
   Common Stock, $.01 par value, 10,000,000 shares authorized,
        1,000 shares issued.............................................................              --                --
   Paid-in capital......................................................................         759,979           763,948
   Accumulated deficit..................................................................      (4,169,746)       (3,842,361)
                                                                                              ----------        ----------
                                                                                              (3,409,767)       (3,078,413)
   Accumulated other comprehensive income...............................................          12,068                --
                                                                                              ----------        ----------
   Total stockholder's deficiency.......................................................      (3,397,699)       (3,078,413)
                                                                                              ----------        ----------
                                                                                              $7,749,308        $7,130,308
                                                                                              ==========        ==========

                            See accompanying notes to
                  condensed consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                  2000                     1999
                                                                           --------------------     --------------------
Cash flows from operating activities:
   Net loss...........................................................        $   (204,875)            $   (453,081)
                                                                              ------------             ------------
Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation and amortization....................................             709,333                  627,909
     Equity in net loss of affiliates, net............................              13,034                    8,857
     Minority interests...............................................               1,503                  (42,680)
     Gain on sale of cable assets.....................................            (130,758)                       -
     Gain on sale of investments......................................                   -                  (10,861)
     Write off of investment in affiliate.............................                   -                   15,100
     Write off of deferred financing costs............................                   -                    4,425
     Amortization of deferred financing and other costs...............              17,494                    6,212
     Amortization of debenture discount...............................                 556                      418
     (Gain) loss on sale of equipment.................................              (2,931)                   3,269
     Changes in assets and liabilities, net of effects of
         acquisitions and dispositions................................            (164,032)                  33,825
                                                                              ------------             ------------
         Net cash provided by operating activities....................             239,324                  193,393
                                                                              ------------             ------------

Cash flows from investing activities:
   Payments for acquisitions, net of cash acquired....................            (128,720)                (114,447)
   Proceeds from sale of marketable securities........................                   -                   10,861
   Capital expenditures...............................................            (890,645)                (595,429)
   Proceeds from sale of plant and equipment..........................                 107                      722
   Additions to intangible assets.....................................                 (98)                  (6,107)
   Increase in investments in affiliates, net.........................             (30,805)                 (32,106)
   Increase in other investments......................................                (494)                  (1,736)
                                                                              ------------             ------------
         Net cash used in investing activities........................          (1,050,655)                (738,242)
                                                                              ------------             ------------

Cash flows from financing activities:
   Proceeds from bank debt............................................           3,198,182                3,033,291
   Repayment of bank debt.............................................          (2,342,972)              (3,037,729)
   Issuance of senior notes...........................................                   -                  497,670
   Dividends applicable to preferred stock............................             (12,764)                 (21,910)
   Payments of capital lease obligations and other debt...............             (29,606)                 (15,407)
   Additions to deferred financing and other costs ...................             (25,617)                 (19,449)
                                                                              ------------             ------------
         Net cash provided by financing activities....................             787,223                  436,466
                                                                              ------------             ------------

Net decrease in cash and cash equivalents.............................             (24,108)                (108,383)
Cash and cash equivalents at beginning of year........................              62,665                  173,826
                                                                              ------------             ------------
Cash and cash equivalents at end of period............................        $     38,557             $     65,443
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

In April 1999, Cablevision Systems Corporation ("Cablevision") contributed certain cable television systems acquired from Tele-Communications, Inc. (the "TCI Systems") on March 4, 1998 to the Company. This transaction was accounted for in a manner similar to a pooling of interests, whereby the assets and liabilities of the TCI Systems were recorded at historical book value (net assets of $509,574). Prior period consolidated financial statements of the Company have been restated to include the financial position and results of operations of the TCI Systems from March 4, 1998.

Note 2.  RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The financial statements as of and for the three and nine month periods ended September 30, 2000 and 1999 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

Note 4.  LOSS PER COMMON SHARE

Net loss per common share for the three and nine months ended September 30, 2000 and 1999 is not presented since the Company is a wholly owned subsidiary of Cablevision.

                    CSC HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Dollars in thousands)
                                (Unaudited)
                                (continued)


Note 5.  INVESTMENTS

The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company has classified such investments as available-for-sale. Accordingly, these investments are stated at fair value and unrealized holding gains and losses are included in accumulated other comprehensive income as a separate component of stockholder's deficiency.

Note 6.  CASH FLOWS

For purposes of the condensed consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The Company paid cash interest expense of approximately $420,300 and $325,220 for the nine months ended September 30, 2000 and 1999, respectively. The Company's noncash financing and investing activities for the nine months ended September 30, 2000 and 1999 included capital lease obligations of $50,383 and $45,751, respectively, incurred when the Company entered into leases for new equipment, preferred stock dividend requirements of $109,746 and $109,566, respectively, the receipt of Salon.com common shares valued at $7,300 in 2000, and the receipt of Charter Communications, Inc.'s common stock valued at closing at approximately $165,500 in connection with the sale of the cable television system serving Kalamazoo, Michigan in 2000.

Note 7.  ACQUISITION

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

Note 8.  DISPOSITION

In September 2000, the Company completed the sale of the cable system serving Kalamazoo, Michigan, for 11,173,376 shares of Charter Communications, Inc.'s common stock valued at approximately $165,500 at closing and recognized a gain of approximately $130,800.

Note 9.  AT HOME

As of September 30, 2000 and 1999, deferred revenue derived from the receipt of At Home warrants, net of amortization taken, amounted to approximately $116,474 and $174,567,

                    CSC HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Dollars in thousands)
                                (Unaudited)
                                (continued)

respectively. For the nine months ended September 30, 2000 and 1999, the Company recognized approximately $45,000 and $37,600, respectively, of this deferred revenue.

On June 19, 2000, Cablevision commenced an action in the Delaware Court of Chancery to protect its rights regarding an agreement, dated as of March 28, 2000, among Excite@Home, AT&T Corp., Comcast Corporation and Cox Communications, Inc. On June 30, 2000, Excite@Home, AT&T, Comcast and Cox filed answers in the Delaware Court of Chancery to Cablevision's complaint. In addition, Excite@Home asserted counterclaims against Cablevision seeking to rescind its agreements with Cablevision and cancel the Excite@Home warrants owned by Cablevision. On August 17, 2000, Cablevision and Excite@Home announced that the parties agreed to dismiss Cablevision's claims against Excite@Home and its partners immediately, and Cablevision consented to Excite@Home's completion of the transactions contemplated by the March 28, 2000 agreement. Cablevision and Excite@Home further agreed to dismiss without prejudice Excite@Home's claims against Cablevision.

Note 10. SEGMENT INFORMATION

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


                                     Nine Months Ended                 Three Months Ended
                                       September 30,                      September 30,
                                       -------------                      -------------
                                     2000           1999             2000            1999
                                     ----           ----             ----            ----
REVENUES
Telecommunication Services .     $ 1,756,224      $ 1,601,118      $   592,867      $   543,154
Rainbow Media Holdings .....         998,089          815,896          289,295          228,246
Retail Electronics .........         467,440          396,853          171,682          137,505
All Other ..................          55,931           64,648           19,914           25,563
Intersegment Eliminations ..        (112,335)         (96,188)         (38,210)         (32,158)
                                 -----------      -----------      -----------      -----------
         Total .............     $ 3,165,349      $ 2,782,327      $ 1,035,548      $   902,310
                                 ===========      ===========      ===========      ===========

ADJUSTED OPERATING CASH FLOW
Telecommunication Services .     $   733,859      $   679,320      $   250,614      $   232,172
Rainbow Media Holdings .....         170,317          119,451           52,185           44,604
Retail Electronics .........         (49,806)         (27,005)         (18,038)         (10,203)
All Other ..................         (39,251)         (35,193)         (12,629)         (13,224)
                                 -----------      -----------      -----------      -----------
         Total .............     $   815,119      $   736,573      $   272,132      $   253,349
                                 ===========      ===========      ===========      ===========

                    CSC HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Dollars in thousands)
                                (Unaudited)
                                (continued)

A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:


                                                                 Nine Months Ended                 Three Months Ended
                                                                  September 30,                      September 30,
                                                                  -------------                      -------------
                                                                2000            1999              2000           1999
                                                                ----            ----              ----           ----
REVENUE
Total revenue for reportable segments .................     $ 3,221,753      $ 2,813,867      $ 1,053,844      $   908,905
Other revenue and intersegment eliminations ...........         (56,404)         (31,540)         (18,296)          (6,595)
                                                            -----------      -----------      -----------      -----------
      Total consolidated revenue ......................     $ 3,165,349      $ 2,782,327      $ 1,035,548      $   902,310
                                                            ===========      ===========      ===========      ===========

ADJUSTED OPERATING CASH FLOW TO NET LOSS Total adjusted
       operating cash flow for reportable segments ....     $   854,370      $   771,766      $   284,761      $   266,573
Other adjusted operating cash flow deficit ............         (39,251)         (35,193)         (12,629)         (13,224)
Items excluded from adjusted operating cash flow:
      Depreciation and amortization ...................        (709,333)        (627,909)        (238,503)        (212,737)
      Incentive stock plan expense ....................            (888)        (216,388)          (7,233)         (49,391)
      Year 2000 remediation ...........................          (3,473)         (27,958)              --          (11,585)
      Interest expense ................................        (421,740)        (344,075)        (150,193)        (120,517)
      Interest income .................................           4,505            6,937            1,801            2,077
      Equity in net loss of affiliates, net ...........         (13,034)          (8,857)         (10,765)          (4,497)
      Write off of deferred financing costs ...........              --           (4,425)              --              (19)
      Gain on sale of cable assets ....................         130,758               --          130,758               --
      Minority interests ..............................          (1,503)          42,680            4,823           12,265
      Miscellaneous, net ..............................          (5,286)          (9,659)            (981)          (2,222)
                                                            -----------      -----------      -----------      -----------
                Net income (loss) .....................     $  (204,875)     $  (453,081)     $     1,839      $  (133,277)
                                                            ===========      ===========      ===========      ===========

Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States.

The Company does not have a single external customer which represents 10 percent or more of its consolidated revenues.

Note 11. NET ASSETS HELD FOR SALE

The net assets attributable to the Company's cable television systems located in and around the greater Cleveland, Ohio metropolitan area and in Boston and Eastern Massachusetts are classified in the accompanying balance sheet as of September 30, 2000 as net assets held for sale.

                    CSC HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Dollars in thousands)
                                (Unaudited)
                                (continued)


Note 12. TRACKING STOCK

In August 2000, Cablevision filed preliminary proxy materials with the Securities and Exchange Commission ("SEC") related to the vote of Cablevision's shareholders that is required to amend Cablevision's charter to authorize and issue a new series of common stock called Rainbow Media Group tracking stock. The new series would be designed to track the economic performance of the businesses and interests of the Rainbow Media Group, which are currently part, but not all, of the Company's Rainbow Media Holdings, Inc. subsidiary. In October 2000, definitive proxy materials were mailed to Cablevision shareholders. The November 10, 2000 special stockholders' meeting with respect to the tracking stock and related matters was adjourned until December 8, 2000.

Note 13. COMPREHENSIVE INCOME

Other comprehensive income for the three and nine months ended September 30, 2000 of $12,068 represents unrealized net gains on available-for-sale securities.

Note 14. SUBSEQUENT EVENT

In November 2000, the Company completed the sale of the cable television systems in the greater Cleveland, Ohio metropolitan area to Adelphia Communications Corporation for $991,000 in cash and 10,800,000 shares, valued at closing at $359,100, in Adelphia Communications Corporation common stock. The Company anticipates recording a gain on the sale.

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

Refer to Cablevision Systems Corporation's Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 12 through 30 of this Form 10-Q.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to Cablevision Systems Corporation's Quantitative and Qualitative Disclosures About Market Risk on page 31 of this Form 10-Q.

                         Part II. Other Information



Item 1.    Legal Proceedings

           The Company is party to various lawsuits, some involving substantial amounts. Management does not believe that such lawsuits will have a material adverse impact on the financial position of the Company.

           On June 19, 2000, Cablevision commenced an action in the Delaware Court of Chancery to protect its rights regarding an agreement, dated as of March 28, 2000, among Excite@Home, AT&T Corp., Comcast Corporation and Cox Communications, Inc. See Cablevision's Form 8-K filed on July 3, 2000. On August 17, 2000, Cablevision and Excite@Home announced that the parties agreed to dismiss Cablevision's claims against Excite@Home and its partners immediately, and Cablevision consented to Excite@Home's completion of the transactions contemplated by the March 28, 2000 agreement. Cablevision and Excite@Home further agreed to dismiss without prejudice Excite@Home's claims against Cablevision. See Cablevision's Form 8-K filed on August 23, 2000.

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits.

                The index to exhibits is on page 45.

           (b) The Company filed Current Reports on Form 8-K with the Commission on July 3, 2000 and August 23, 2000.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.




                                CABLEVISION SYSTEMS CORPORATION
                                CSC HOLDINGS, INC.




Date:  November 14, 2000              /s/ William J. Bell
       -----------------        ------------------------------------------------
                                By:   William J. Bell, as Vice Chairman,
                                      Director and Principal Financial Officer
                                      of Cablevision Systems Corporation and
                                      CSC Holdings, Inc.




Date:  November 14, 2000              /s/ Andrew B. Rosengard
       -----------------        -----------------------------------------
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