Form 10-K
period 2001-01-30
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS INC
filed 2001-03-30
CIK 1053112, 784681

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from ________ to _______

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

Cablevision Systems Corporation
Cablevision NY Group Class A Common Stock               New York Stock Exchange
Rainbow Media Group Class A Common Stock                New York Stock Exchange

CSC Holdings, Inc.                                                None

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

CSC Holdings, Inc.                                      Yes |X|         No |_|

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

Aggregate market value of voting stock held by nonaffiliates of Cablevision Systems Corporation based on the closing price at which such stock was sold on the New York Stock Exchange on March 16, 2001: $11,198,925,004.

Number of shares of common stock outstanding as of March 16, 2001:

  Cablevision Systems Corporation     Class A Common Stock -    132,994,246
  Cablevision Systems Corporation     Class B Common Stock -     42,145,986
  CSC Holdings, Inc.                  Common Stock -                  1,000

Documents incorporated by reference - The Registrants intend to file with the Securities and Exchange Commission, not later than 120 days after the close of their fiscal year, a definitive proxy statement or an amendment to this report containing the information required to be disclosed under Part III of Form 10-K under cover of Form 10-K/A.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Part I
            Item 1.  Business.                                                1

                 2.  Properties.                                             31

                 3.  Legal Proceedings.                                      31

                 4.  Submission of Matters to a Vote of
                     Security Holders.                                       32

Part II
                 5.  Market for the Registrants' Common Equity
                     and Related Stockholder Matters.                        33

                 6.  Selected Financial Data.                                35

                 7.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations.          39

                 7A. Quantitative and Qualitative Disclosures About
                     Market Risk.                                            40

                 8.  Financial Statements and Supplementary Data.            41

                 9.  Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure.                 41

Part III*
                 10. Directors and Executive Officers of the
                     Registrant.                                              *

                 11. Executive Compensation.                                  *

                 12. Security Ownership of Certain Beneficial
                     Owners and Management.                                   *

                 13. Certain Relationships and Related
                     Transactions.                                            *

Part IV
                 14. Exhibits, Financial Statement Schedules,
                     and Reports on Form 8-K.                                41

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

Cablevision Parent

Cablevision Parent is a Delaware corporation which was organized in 1997. Cablevision Parent's only asset is all of the outstanding common stock of CSC Holdings. In 1999, all of the ownership interests Cablevision Parent held in the entities that own certain cable television systems acquired from Tele-Communications, Inc. ("TCI") in 1998 (the "TCI Systems") and the interest it held in CCG Holdings, Inc., which owns the Company's motion picture theater assets, were contributed to CSC Holdings. References herein to the "Systems" refer to the cable television systems owned by CSC Holdings.

CSC Holdings

CSC Holdings is a Delaware corporation which was organized in 1985 and, adjusted for the January 5, 2001 sale of its cable television systems in Massachusetts (which had 362,000 subscribers at December 31, 2000) and the associated acquisition of cable systems in certain northern New York suburbs (which had 130,000 subscribers at December 31, 2000), owns and operates cable television systems in 4 states with approximately 2,961,000 subscribers at December 31, 2000. Through Rainbow Media Holdings, Inc. ("Rainbow Media Holdings"), a company owned 74% by CSC Holdings and 26% by NBC-Rainbow Holding, Inc., a subsidiary of National Broadcasting Company, Inc. ("NBC"), CSC Holdings owns interests in and manages numerous national and regional programming networks, the Madison Square Garden sports and entertainment business and cable television advertising sales companies. CSC Holdings, through Cablevision Lightpath, Inc. ("Lightpath"), a wholly-owned subsidiary of CSC Holdings, provides switched telephone service. CSC Holdings also owns Cablevision Electronics Investments, Inc. ("Cablevision Electronics"), doing business as The WIZ, an electronics retailer operating 42 retail locations in the New York metropolitan area and CCG Holdings, Inc., doing business as Clearview Cinemas, which owns 65 motion picture theaters containing a total of 297 screens in the New York metropolitan area.

Tracking Stock

In March 2001, Cablevision Parent amended its certificate of incorporation to, among other things, (i) authorize the creation and distribution of a new class of common stock, to be designated as its Rainbow Media Group ("RMG") tracking stock which is intended to reflect the performance of the assets and businesses of Cablevision Parent attributed to RMG, (ii) increase the aggregate number of authorized shares of common stock that Cablevision Parent may issue from 560 million to 1.88 billion, and (iii) redesignate each share of Cablevision Parent common stock into a share of its Cablevision NY Group ("CNYG") common stock, which is intended to reflect the performance of all of Cablevision Parent's assets and businesses which have not been attributed to RMG. The RMG tracking stock was distributed on March 29, 2001 to holders of Cablevision Parent common stock at a ratio of one share of RMG for every two shares of


                                      (1)

Cablevision Parent stock held. The RMG tracking stock began trading on the New York Stock Exchange ("NYSE") under the symbol RMG on March 30, 2001 and the redesignated CNYG common stock continues trading on the NYSE under the symbol "CVC."

CNYG includes the following businesses and interests:

      o the cable television business, including the residential telephone and high-speed modem businesses,

      o     the commercial telephone and internet operations of Lightpath,

      o the New York metropolitan area sports and entertainment business, including Madison Square Garden, professional sports teams, Radio City Music Hall, MSG Network and Fox Sports Net New York,

      o the electronics retail operations of Cablevision Electronics, doing business as The WIZ,

      o     the motion picture theater business, doing business as Clearview
            Cinemas,

      o the MetroChannels and the regional news businesses, doing business as News 12 Networks, in the New York metropolitan area,

      o     the advertising sales representation business,

      o equity interests in At Home Corporation, a provider of multimedia internet services,

      o the common stock of Charter Communications, Inc. ("Charter") received in September 2000 upon the sale of the Kalamazoo, Michigan cable television systems,

      o the common stock of Adelphia Communications Corporation ("Adelphia") received in November 2000 upon the sale of the cable television systems in the greater Cleveland, Ohio metropolitan area,

      o the AT&T Corp. ("AT&T") common stock received in January 2001 upon the sale of cable television systems in Boston and Eastern Massachusetts,

      o     the interest in certain direct broadcast satellite assets, and

      o the interest in Northcoast Communications, LLC, a wireless personal communications services business.

The Company has a 74% interest in Rainbow Media Holdings. Certain of Rainbow Media Holdings' national programming assets and investments are attributed to RMG and include:

      o Rainbow Media Holdings' 100% ownership interest in five nationally distributed 24-hour entertainment programming networks:

            o     American Movie Classics,
            o     Bravo,
            o     The Independent Film Channel,


                                      (2)

            o     WE: Women's Entertainment, and
            o     MuchMusic USA,

      o Rainbow Media Holdings' 60% ownership interest in the following regional sports networks owned by Regional Programming Partners, both of which Rainbow Media Holdings manages under the Fox Sports Net name:

            o     Fox Sports Net Florida, and
            o     Fox Sports Net Ohio,

      o Rainbow Media Holdings' 30% ownership interest in the following regional sports networks owned by Regional Programming Partners, all of which Rainbow Media Holdings manages under the Fox Sports Net name:

            o     Fox Sports Net Chicago,

            o     Fox Sports Net Bay Area, and

            o     Fox Sports Net New England,

      o Rainbow Media Holdings' 50% ownership interest in National Sports Partners, which owns and distributes Fox Sports Net,

      o Rainbow Media Holdings' 50% interest in National Advertising Partners, which provides national advertising representation services to all of the Fox Sports Net regional sports networks,

      o Rainbow Network Communications, a full service network programming origination and distribution company,

      o Sterling Digital LLC, a company designed to develop new niche audience programming, and

      o Rainbow Media Holdings' 48% interest in a regional sports news business.

See discussion below under "Arrangements with NBC" for the Company's agreement with NBC to permit NBC to exchange its 26% interest in Rainbow Media Holdings for 34% of the Rainbow Media Group tracking stock.

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

Prior to the Reorganization, CSC Holdings had two outstanding classes of common stock. Its Class A Common Stock was publicly traded on the American Stock Exchange (the "ASE") and its Class B Common Stock was privately held. In the Reorganization, the Class A Common Stock and Class B Common Stock of CSC Holdings were converted into identical securities of Cablevision Parent and the Class A Common Stock of Cablevision Parent became listed on the ASE and traded under the symbol "CVC". On December 7, 1999, the Company's Class A Common Stock began trading on the NYSE. Cablevision Parent owns all of the common stock of CSC Holdings.


                                      (3)

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

TCI Transactions

On March 4, 1998, Cablevision Parent completed transactions with TCI ("TCI Transactions") pursuant to which Cablevision Parent acquired the TCI Systems located in New Jersey, on Long Island and in New York's Rockland and Westchester counties. Cablevision Parent issued to certain TCI entities an aggregate of 48,942,172 shares of Cablevision Parent's Class A Common Stock (See "The Holding Company Reorganization and TCI Transactions"). In addition, Cablevision Parent assumed certain related liabilities, including an aggregate amount of indebtedness for borrowed money equal to $669 million (the "Assumed Debt"). The Assumed Debt was refinanced immediately following the closing of the transactions with borrowings under a new $800 million bridge revolving credit facility entered into by wholly-owned subsidiaries of Cablevision Parent that were acquired from TCI or that hold assets contributed by TCI (the "Contributed Business Subsidiaries"). The Contributed Business Subsidiaries were wholly-owned (directly or indirectly) by Cablevision Parent until April 1999 when Cablevision Parent contributed these entities to CSC Holdings.

Contemporaneous with the Reorganization, CSC Holdings acquired the remaining 1% interest in Cablevision of New York City, L.P. of Mr. Charles F. Dolan ("Mr. Dolan"), the Chairman of the Company's Board of Directors, and satisfied certain payment obligations for a cash payment of approximately $194 million. This transaction was effected pursuant to the provisions of agreements entered into in 1992, as amended in 1997 to delay the exercise date to coincide with the consummation of the Reorganization and related transactions.

Cablevision Parent contributed the Contributed Business Subsidiaries to CSC Holdings in April 1999.

In connection with the TCI Transactions, Cablevision Parent, TCI and certain holders of Cablevision Parent Class B Common Stock entered into a Stockholders Agreement providing, among other things, for TCI's right to designate two Class B directors to Cablevision Parent's Board of Directors, limits on TCI's ability to buy more than an additional 10% of Cablevision Parent Class A Common Stock and limitations on TCI's ability to transfer Cablevision Parent common stock.

On March 9, 1999, TCI merged with a subsidiary of AT&T and became a wholly-owned subsidiary of AT&T.


                                      (4)

Cable Television Operations

The Company's cable television operations are wholly attributed to CNYG.

General.

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

The Company's cable television systems offer varying levels of service which may include, among other programming, local broadcast network affiliates and independent television stations, certain other news, information and entertainment channels such as CNN, CNBC, ESPN, and MTV, and certain premium services such as HBO, Showtime, The Movie Channel, Starz and Cinemax.

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

As of December 31, 2000, the Company's cable television systems served approximately 3,193,000 subscribers, primarily in the greater New York and Boston metropolitan areas. See "Cable System Sales" below.

The following table sets forth certain statistical data regarding the Company's cable television operations as of the dates indicated.

                                                                   As of December 31,
                                                       -------------------------------------------
                                                          2000             1999             1998
                                                       -------------------------------------------
Homes passed by cable (1) ......................       4,698,000        5,200,000        5,115,000

Basic service subscribers ......................       3,193,000        3,492,000        3,412,000

Basic service subscribers as a percentage of
     homes passed ..............................            68.0%            67.2%            66.7%

Number of premium television units (3) .........       7,767,000        7,715,000        6,754,000

Average number of premium units per basic
     subscriber at period end (3) ..............             2.4              2.2              2.0

Average monthly revenue per basic subscriber (2)          $46.57           $44.38           $42.56

----------
(1) Homes passed is based upon homes actually marketed and does not include multiple dwelling units passed by the cable plant that are not connected to it.
(2) Based on recurring service revenues for the last month of the period, excluding installation charges and certain other non-recurring revenues such as pay-per-view, advertising and home shopping revenues. See "Subscriber Rates and Services; Marketing and Sales."
(3)   Restated for 1998 to conform to 1999's definition.


                                      (5)

Effective January 5, 2001, with the sale of the Company's Massachusetts systems, the Company's cable television systems are concentrated in the New York City greater metropolitan area. Giving effect to the sale of the cable television systems in Massachusetts and the associated acquisition of cable television systems in certain northern New York suburbs, the Company would have served 2,961,000 subscribers at December 31, 2000. The Company believes that its cable systems in the New York City greater metropolitan area comprise the largest metropolitan cluster of cable television systems under common ownership in the United States (measured by number of subscribers).

Cable Television System Sales.

In 1997 and 1998, the Company completed the sale or transfer of cable television systems in Alabama, Florida, Illinois, Kentucky, Maine, Missouri, upstate New York, North Carolina, Toledo, Ohio and neighboring states, representing approximately 440,000 subscribers for an aggregate sales price of $514.7 million in cash.

In addition, in October 1998, the Company transferred its cable television system in Rensselaer, New York (which served approximately 29,600 subscribers at September 30, 1998), plus approximately $16 million in cash to Time Warner Entertainment Company, L.P. in exchange for Time Warner's Litchfield, Connecticut system (which served approximately 28,400 subscribers at the date of transfer).

In September 2000, the Company completed the sale of its cable television system serving Kalamazoo, Michigan (which served approximately 49,500 subscribers on the closing date) to Charter in exchange for 11,173,376 shares of Charter common stock valued at approximately $165.5 million at closing.

In November 2000, the Company completed the sale of its cable television systems in the greater Cleveland, Ohio metropolitan area (which served approximately 312,700 subscribers on the closing date) to Adelphia for total consideration of $1.35 billion ($991 million in cash and 10,800,000 shares of Adelphia class A common stock valued at approximately $359.1 million at closing).

In January 2001, the Company completed the sale of its cable television systems in Boston and Eastern Massachusetts (which served approximately 362,000 subscribers on the closing date) to AT&T in exchange for AT&T's cable systems in certain northern New York suburbs (which served approximately 130,000 subscribers on the closing date), 44,260,932 shares of AT&T stock valued at approximately $893.5 million at closing and approximately $289.9 million in cash.

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


                                      (6)

In addition, the Company's cable television systems offer a basic package which includes broadcast network local affiliates and public, educational or governmental channels and certain leased access channels.

The Company has a branded product offering called "Optimum TV", which packages all of the premium networks available on its cable systems at discounted prices. Optimum TV includes the Family and basic services noted above, as well as all of the premium a la carte programming available on the cable system, grouped into three premium packages. Optimum TV also includes additional pay-per-view channels that offer movies and sporting events on a transactional basis.

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

Certain services and equipment (converters supplied to subscribers) provided by substantially all of the Company's cable television systems are subject to regulation. See "Regulation - Cable Television - 1992 Cable Act."

System Capacity.

The Company is engaged in an ongoing effort to upgrade the technical capabilities of its cable plant and to increase channel capacity for the delivery of additional programming and new services. The Company's cable television systems have a minimum capacity of 42 channels. Currently 95% of its homes are served by at least 77 channels and 71% of the total plant is 750 MHz capable two-way interactive. As a result of ongoing upgrades, the Company expects that by December 2001 approximately 97% of its subscribers will be served by systems having a capacity of at least 77 channels and 84% of the total plant will be 750 MHz capable two-way interactive. All of the system upgrades either completed or underway will utilize fiber optic cable.

Programming.

Adequate programming is available to the Systems from a variety of sources including that available from Rainbow Media Holdings and affiliates of AT&T, Fox Entertainment Group, Inc. and NBC. Program suppliers' compensation is typically a fixed, per subscriber monthly fee based, in most cases, either on the total number of subscribers of the cable systems and certain of its affiliates, or on the number of subscribers subscribing to the particular service. The programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Cable programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to most subscribers, increased costs to produce or purchase cable programming and other factors. The Company believes that the Systems will continue to have access to programming services at reasonable price levels.


                                      (7)

Franchises.

The cable systems are operated primarily in New York, New Jersey and Connecticut under non-exclusive franchise agreements with franchising authorities. Franchise authorities generally charge a franchise fee of up to 5% of certain revenues of the Company derived from the operation of the system within such locality. As permitted by law, these fees are generally collected from subscribers and remitted to the local franchising authority.

Franchise agreements are usually for a term of ten to fifteen years from the date of grant, although some renewals have been for shorter terms, generally between five and ten years in length. Some of the franchises grant the Company an option to renew upon expiration of the initial term. With the exception of one franchise that expires in 2002, the remainder of the Company's ten largest franchises expire between 2007 and 2010.

In situations where franchises have expired or not been renewed, the Company operates under temporary authority granted by the state cable television regulatory agencies, while negotiating renewal terms with franchising authorities. The Cable Communications Policy Act of 1984 (the "1984 Cable Act") and the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") provide significant procedural protections for cable operators seeking renewal of their franchises. See "Regulation - Cable Television." In connection with a renewal, a franchise authority may impose different and more stringent terms.

Franchises usually require the consent of franchising authorities prior to the sale, assignment, transfer or change in ownership or control. Federal law generally provides localities with 120 days to consider such requests.

Telephone and Modem Services

The Company's telephone and modem operations are attributed to CNYG.

The Company, through Lightpath, a Competitive Local Exchange Carrier, provides basic and advanced local telecommunications services to the business market. Lightpath provides a full range of local dial tone, switched services, private line and advanced networking features on the local and long distance levels on its own facilities and network. As of December 31, 2000, Lightpath serviced over 1,780 industrial, commercial and institutional accounts on Long Island.

In addition, the Company provides residential telephone and cable modem internet access service in portions of the greater New York City metropolitan area and parts of southern Connecticut. High speed internet access is provided to customers through a cable modem device that the Company sells at a discount, either directly or through certain of its The WIZ retail locations, to customers who agree to subscribe to the service for a specified period. At December 31, 2000, the Company served approximately 239,000 modem subscribers and approximately 12,000 residential telephone subscribers.


                                      (8)

The WIZ

The Company's retail electronics operations are attributed to CNYG.

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

Theaters

The Company's theater operations are attributed to CNYG.

In December 1998, a subsidiary of the Company acquired all of the outstanding shares of stock of Clearview Cinema Group, Inc. ("Clearview") which operated a chain of movie theaters in the New York metropolitan area. The total purchase price amounted to approximately $158.7 million (including assumed debt of $80 million) of which approximately $33.4 million was paid in shares of Cablevision Parent's Class A Common Stock.

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

PCS

The Company's investment in PCS licenses is attributed to CNYG.

CSC Holdings holds a 49.9% interest, and certain preferential distribution rights, in Northcoast Communications, LLC ("Northcoast"). Northcoast holds certain licenses to conduct a personal communications service ("PCS") business. CSC Holdings has contributed an aggregate of approximately $114.6 million as of December 31, 2000 to Northcoast (either directly or through a loan to Northcoast Operating Co., Inc., the other member in Northcoast).

Other Investments

The Company's investment in a DBS business is attributed to CNYG.

Rainbow Media Holdings holds a 50% interest in R/L DBS Company LLC ("R/L DBS"), a joint venture with Loral Space and Communications, Ltd. ("Loral"). R/L DBS holds certain frequencies granted by the FCC for the operation of a direct broadcast satellite business. CSC Holdings has


                                      (9)
contributed an aggregate of approximately $16.3 million through December 31, 2000 to R/L DBS or its predecessor businesses.

On December 29, 2000, the Federal Communications Commission granted an extension to R/L DBS' construction permit relating to the DBS frequencies held by R/L DBS. The extension requires the launch of a satellite and commencement of service offerings by not later than December 29, 2003, with specified six month interim construction milestones, non-compliance with which will result in the forfeiture of the construction permit. R/L DBS has entered into preliminary design and construction agreements with two satellite manufacturers permitting it to maintain compliance with the FCC milestones while it continues to evaluate its options.

In March 2001, subject to the receipt of regulatory and other necessary approvals, Rainbow Media Holdings and Loral entered into an agreement for Rainbow Media Holdings to acquire Loral's 50% interest in R/L DBS for a purchase price of up to a present value of $40 million payable only from revenues of R/L DBS' business, if any, or from any future sale of all or part of the interests in or assets of R/L DBS.

Other Assets

The Company's investment in equity securities is attributed to CNYG.

The Company owns 11,173,376 shares of Charter common stock, 10,800,000 shares of Adelphia class A common stock and 44,260,932 shares of AT&T common stock acquired in connection with the sale of certain cable television systems. See "Cable Television System Sales".

In addition, the Company owns warrants to acquire 20,462,596 shares of common stock of At Home Corporation for $0.25 per share. At Home Corporation distributes high-speed interactive services to residences and businesses using its own network architecture and a variety of transport options, including the cable industry's hybrid fiber coaxial infrastructure and offers media services through the Excite Network. These warrants were issued to the Company in exchange for certain agreements of the Company with respect to the distribution of the At Home internet access service to cable subscribers. In certain areas, the Company also agreed to distribute the At Home service exclusively.

There have been a number of performance issues associated with the At Home service. The Company is continuing to use its Optimum Online service for new internet installations in order to take full advantage of the current market opportunity while these performance issues are addressed by At Home Corporation.

In 2000, the Company recorded an asset impairment write-down of $139.7 million related to these warrants.


                                      (10)

Programming and Entertainment Operations

The Company attributes certain of its programming and entertainment operations to CNYG and others to RMG (see "Tracking Stock" above).

General.

The Company conducts its programming activities through Rainbow Media Holdings, a company currently 74% owned by CSC Holdings and 26% by NBC.

Rainbow Media Holdings' businesses include national and regional programming networks and the Madison Square Garden sports and entertainment business. Rainbow Media Holdings also owns interests in cable television advertising businesses.

Rainbow Media Holdings' national entertainment programming networks include American Movie Classics, Bravo, WE: Women's Entertainment, MuchMusic USA and The Independent Film Channel.

In February 2001, the Company entered into an agreement with Metro-Goldwyn-Mayer Inc. ("MGM") for MGM to acquire a 20% interest in four programming services of Rainbow Media Holdings (American Movie Classics, Bravo, The Independent Film Channel, and WE: Women's Entertainment) for $825 million in cash. The transaction is expected to close in April 2001.

Rainbow Media Holdings owns a 60% interest in, and manages, Regional Programming Partners, a partnership with Fox Sports Networks, LLC ("Fox"). Regional Programming Partners ("RPP") owns Madison Square Garden, a sports and entertainment company that owns and operates the Madison Square Garden Arena and the adjoining Theater at Madison Square Garden, the New York Knickerbockers professional basketball team, the New York Rangers professional hockey team, the New York Liberty professional women's basketball team, the Hartford Wolf Pack professional hockey team, the Madison Square Garden Network, Fox Sports Net New York and Radio City Entertainment (which operates Radio City Music Hall in New York City). Additionally, Madison Square Garden manages and operates the Hartford Civic Center in Connecticut. Regional Programming Partners also owns interests in regional sports networks that provide regional sports programming to the New England, Chicago, Cincinnati, Cleveland, San Francisco and Florida areas, in addition to Madison Square Garden Network and Fox Sports Net New York which provide regional sports programming to the New York City metropolitan area, as well as MetroChannels which provide regional and local sports, news, educational and other programming to the New York metropolitan area.

National Sports Partners is a national sports network featuring Fox Sports Net, which provides national sports programming to regional sports networks. National Sports Partners is 50% owned by Rainbow Media Holdings and is managed and 50% owned by Fox.

Rainbow Media Holdings owns Rainbow News 12 which operates regional news networks servicing suburban areas surrounding New York City. Rainbow Media Holdings also owns and operates Rainbow Advertising Sales Corporation, a cable television advertising company, and owns a 50% interest in National Advertising Partners, which sells national advertising for regional sports networks and is managed and 50% owned by Fox.


                                      (11)

The following table sets forth ownership information and estimated subscriber information as of December 31, 2000 for each of the programming and related businesses whose ownership interest is held directly or indirectly by Rainbow Media Holdings. Rainbow Media Holdings is a 74% owned subsidiary of CSC Holdings. NBC owns the remaining 26% interest. RPP is a 60% owned subsidiary of Rainbow Media Holdings, with the remaining 40% interest owned by Fox. See "Arrangements with NBC" below for a discussion of NBC's agreement to exchange its 26% interest in Rainbow Media Holdings for 34% of the RMG tracking stock.


                                      (12)

                                                                       Affiliated
Programming                                         Viewing               Basic
Businesses                                       Subscribers (1)      Subscribers (2)                Ownership (3)
----------                                       ---------------      ---------------                -------------
                                                               (In Millions)
Rainbow Media Group

National Entertainment Programming Networks:
American Movie Classics                                68.4                 74.8          Rainbow Media Holdings - 100% (4)
WE: Women's Entertainment                              22.7                 37.4          Rainbow Media Holdings - 100% (4)
Bravo                                                  45.2                 60.0          Rainbow Media Holdings - 100% (4)
The Independent Film Channel                           12.8                 43.7          Rainbow Media Holdings - 100% (4)
MuchMusic USA                                          11.4                 23.6          Rainbow Media Holdings - 100%

Regional Sports Networks:
Fox Sports Net Bay Area                                 3.1                  3.4          RPP and Fox - 50% each
Fox Sports Net Chicago                                  3.4                  3.6          RPP and Fox - 50% each
Fox Sports Net New England                              3.6                  4.0          RPP and AT&T - 50% each
Fox Sports Net Ohio                                     4.2                  4.5          RPP - 100%
Fox Sports Net Florida                                  3.1                  3.3          RPP - 100%

Other:
National Sports Partners                               71.5                 79.8          Rainbow Media Holdings
                                                                                              and Fox - 50% each
National Advertising Partners                            --                   --          Rainbow Media Holdings
                                                                                              and Fox - 50% each
Sterling Digital                                         --                   --          Rainbow Media Holdings - 100%
Rainbow Network Communications                           --                   --          Rainbow Media Holdings - 100%

Cablevision NY Group

Regional Sports Networks:
Madison Square Garden Network/
    Fox Sports Net New York                            11.4                 14.7          RPP - 100%

News Services:
News12 Long Island                                       .8                   .8          Rainbow Media Holdings - 100%
News12 Connecticut                                       .2                   .2          Rainbow Media Holdings - 100%
News12 New Jersey                                       1.7                  1.8          Rainbow Media Holdings - 100%
News12 Westchester                                       .2                   .3          Rainbow Media Holdings - 100%
News12 Bronx                                             .3                   .3          Rainbow Media Holdings - 100%
News12.com                                               --                   --          Rainbow Media Holdings - 100%

Other:
Metro Guide                                             3.8                  4.2          RPP - 100%
Metro Traffic and Weather                               2.5                  2.8          RPP - 100%
Metro Learning                                          2.5                  2.8          RPP - 100%
Rainbow Advertising Sales Company                        --                   --          Rainbow Media Holdings - 100%

----------
(1) Represents the number of subscribers to distributors' systems that receive the referenced programming network.
(2) Represents the total number of basic subscribers available in systems that carry the service.
(3) Various of these programming businesses, other than those which are wholly-owned by Rainbow Media Holdings, are subject to puts, calls, rights of first refusal and restrictions on transfer.
(4) The Company has entered into an agreement with MGM for MGM to acquire a 20% interest in these entities.


                                      (13)

National Entertainment Programming Networks

The following nationally distributed entertainment networks which acquire, produce and license programming throughout the United States are attributed to RMG.

American Movie Classics

American Movie Classics, or AMC, is a 24-hour movie network featuring award-winning original productions about the world of American film. With contractual rights to one of the most comprehensive libraries of classic films from the 1930s through the 1980s and a diverse blend of original series, documentaries and interstitials, the service offers in-depth information on timeless and contemporary Hollywood classics that enhances passionate movie fans' appreciation of classic movies.

AMC is available on cable television and other distribution platforms such as direct broadcast satellite, or DBS. It is carried on basic or expanded basic where subscribers do not have to pay a premium to receive the network. Affiliate revenues, which in 2000 accounted for over 93% of AMC's revenues, are based on fees paid by the distributors for the right to carry the programming.

Distributors generally pay the network according to the number of basic subscribers rather than the number of subscribers actually receiving AMC. The network generally enters into five- to seven-year distribution contracts with its distributors. Affiliation agreements covering about 7% of AMC's basic subscribers expire prior to the end of 2001. There can be no assurances that these affiliation agreements will be renewed on similar terms or at all.

AMC's film library consists of films that are licensed from major studios such as Columbia TriStar, Twentieth Century Fox, Paramount, Warner Brothers, Universal, MGM/UA and RKO under long-term contracts. As of December 31, 2000, AMC had about 3,600 licenses covering films available to it with enough films under contract to program the channel fully through 2005. AMC generally structures its contracts for the exclusive cable television right to carry the films during identified windows.

Bravo

Bravo premiered in December 1980 as the first national cable network for the performing arts. Bravo features films and performing arts programming including jazz, classical music, ballet, opera, dance, and theatrical performances, as well as original programs on the arts that profile the creative process and the creative culture around us.

Bravo is generally carried on basic or expanded basic where subscribers do not have to pay a premium fee to receive the network. Affiliate revenues, which accounted for approximately 62% of total revenues in 2000, are based on fees paid by the distributors for the right to carry the programming. Distributors generally pay the network according to the number of subscribers actually receiving Bravo. Bravo generally enters into five- to ten-year distribution contracts with its distributors. Affiliation agreements covering about 8% of Bravo's basic subscribers expire prior to the end of 2001. There can be no assurances that these affiliation agreements will be renewed on similar terms or at all.


                                      (14)

Bravo's film library consists of films that are licensed from major studios such as Universal, Disney, Twentieth Century Fox, Paramount, Sony and Warner Bros. and smaller studios such as Artisan, New Line, USA, Lion's Gate and Miramax under long-term contracts. As of December 31, 2000, Bravo had about 1,500 licenses covering films available to it with enough films under contract to program the channel fully through 2003, with significant product volume through 2005. Bravo generally structures its contracts for the exclusive cable television rights to carry the films during identified window periods.

Beginning in 1998, Bravo launched a traditional format of advertising with commercial program interruptions and the utilization of Nielsen ratings to gauge viewership. Advertising revenue represented about 36% of Bravo's revenues for 2000.

The Independent Film Channel

The Independent Film Channel, or IFC, was launched in 1994 and is the first network dedicated to independent films and related features and programming. IFC presents feature-length films (domestically and internationally produced), documentaries, shorts, animation, new works, "cult classics" and originally produced programs which chronicle independent film trends.

WE: Women's Entertainment

Launched in 1997 as Romance Classics, WE: Women's Entertainment is a 24-hour entertainment service for women. It is designed to be "time-out TV" to help women disconnect from the stresses of the everyday world. WE: Women's Entertainment features recent hit movies, original biographies of inspiring women and lifestyle programs on subjects like travel, beauty, home, entertaining and relationships.

Affiliation agreements covering about 14% of WE: Women's Entertainment's basic subscribers are unexecuted. There can be no assurances that these affiliation agreements will be renewed on similar terms or at all.

WE: Women's Entertainment has licensed exclusive film titles to supplement its slate of original programming, providing significant product volume through 2005. Exclusive deals have been concluded with major Hollywood studios such as Twentieth Century Fox, Universal and Columbia as well as independents like Castle Hill and Artisan.

MuchMusic USA

MuchMusic USA is a 24-hour, all-music entertainment programming network which was launched in the United States in July 1994 and currently features the MuchMusic programming feed produced by Chum Limited, a Canadian programmer, under a long-term programming license agreement with Chum Limited. The Chum Limited license provides an average of 13 hours of live programming every day, including musical series and concerts, as well as music videos featuring rock, pop, alternative, blues, metal and rap.


                                      (15)

Regional Sports Networks - attributed to RMG

Rainbow Media Holdings has a 60% interest in two regional sports networks, in Ohio and Florida, operating under the Fox Sports Net name and has a 30% interest in three other regional sports networks, in Chicago, New England and the Bay Area, also operating under the Fox Sports Net name. Rainbow Media Holdings manages each of these regional sports networks, which are distributed in their respective region in the United States as well as nationally through DBS and TVRO distributors.

National Sports Partners - attributed to RMG

Fox Sports Net is distributed by National Sports Partners, a 50%/50% partnership between Rainbow Media Holdings and Fox that was formed in December 1997 and is managed by Fox. Fox Sports Net was launched during January 1998 under Fox's management and links 22 regional sports networks under the Fox Sports Net name, including the five Fox Sports Net networks in which Rainbow Media Holdings owns an interest described above, and delivers local, regional and national sports programming.

Other Services - attributed to RMG

National Advertising Partners

National Advertising Partners is a 50%/50% partnership between Rainbow Media Holdings and Fox that was formed in December 1997 and began operations under the management of Fox in January 1998. National Advertising Partners provides national advertising representation services for Fox Sports Net and the Fox Sports Net regional programming networks, offering advertisers access to millions of sports fans in the nation's top television markets and covering most of the Major League Baseball, National Basketball Association and National Hockey League teams.

Rainbow Network Communications

Rainbow Network Communications, which is wholly owned by Rainbow Media Holdings, is a full service network programming origination and distribution company. Its services include origination, transmission, video engineering, uplinking, encryption, affiliate engineering, technology consulting, transponder negotiation, content ordering, quality control and editing.

Sterling Digital LLC

Sterling Digital LLC is a company established by Charles F. Dolan and acquired by the Company in August 2000, which is designed to develop new niche audience programming to be distributed and marketed using new media platforms, including digital video channels.


                                      (16)

Arrangements with NBC

NBC owns 26% of the common stock of Rainbow Media Holdings and therefore has a 26% interest in all of Rainbow Media Holdings' businesses and interests. The Company owns the remaining 74% of Rainbow Media Holdings.

In connection with the distribution of the Rainbow Media Group tracking stock, NBC was given the right to exchange its 26% interest in Rainbow Media Holdings common stock over a period of up to 9 years for a 34% interest in Rainbow Media Group tracking stock, based on the number of shares of Rainbow Media Group tracking stock outstanding on the date of the tracking stock distribution. NBC's exchange occurs on a deferred basis in the following steps:

      o First, the Company has effected a recapitalization of Rainbow Media Holdings and created a new class of Rainbow Media Holdings preferred stock which is held by the Company that is entitled to receive any and all dividends and distributions on, and carries a liquidation preference with respect to, CNYG businesses and interests owned by Rainbow Media Holdings. NBC has converted all of its Rainbow Media Holdings common stock into Rainbow Media Holdings Class A common stock and has the right to exchange its Rainbow Media Holdings Class A common stock, representing 26% of the outstanding equity securities of Rainbow Media Holdings, for 34% of the Rainbow Media Group Class A tracking stock.

      o Second, NBC may exchange each share of Rainbow Media Holdings common stock held by it for approximately 16,868 shares of Rainbow Media Group Class A tracking stock, for an aggregate of approximately 44.7 million shares. NBC can make this exchange, in whole or in part, at its election, each calendar quarter prior to December 31, 2009, and any shares not exchanged prior to December 31, 2009 will be exchanged then.

      o NBC has agreed not to transfer any shares of Rainbow Media Group tracking stock received upon an exchange for Rainbow Media Holdings common stock (other than to other wholly-owned subsidiaries of NBC) during the 12-month period commencing on the date of the initial tracking stock distribution. After such 12-month period has elapsed, NBC will be entitled to transfer any shares of Rainbow Media Group tracking stock subject to certain limitations.

      o NBC has demand registration rights with respect to shares of its Rainbow Media Group Class A tracking stock.


                                      (17)

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

The Telecommunications Act of 1996 ("1996 Telecom Act") repealed the 1984 Act prohibition against telco-cable cross-ownership and provides that a local exchange telephone company may provide video programming directly to subscribers through a variety of means, including (1) as a radio-based (MMDS or DBS) multichannel video programming distributor; (2) as a cable operator, fully subject to the franchising, rate regulation and other provisions of the 1984 and 1992 Cable Acts; and (3) through an "open video system" ("OVS") that is certified by the Federal Communications Commission ("FCC") to be offering nondiscriminatory access to a portion of its channel capacity for unaffiliated program distributors, subject only to selected portions of the regulations applicable to cable operators. Non-telephone companies may also become an OVS and provide video competition to cable systems, although a recent court decision has restored certain municipal franchising powers over OVS, making OVS a less attractive alternative. A local telephone company also may provide the "transmission of video programming" on a common carrier basis. Companies have sought to become an OVS in areas in which the Company operates cable systems in New York City, Westchester County, New York and northern New Jersey. One, RCN Corporation ("RCN") is currently operating OVS or franchised cable systems in New York City and New Jersey communities where the Company operates cable systems.

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


                                      (18)

Systems are able to sell premium service units and pay-per-view offerings to some of its subscribers.

Multipoint distribution services ("MDS"), which deliver premium television programming over microwave superhigh frequency channels received by subscribers with a special antenna, and multichannel multipoint distribution service ("MMDS"), which is capable of carrying four channels of television programming, also compete with certain services provided by the Systems. By acquiring several MMDS licenses or subleasing from several MMDS operators and holders of other types of microwave licenses, a single entity can increase channel capacity to a level more competitive with cable systems. MDS and MMDS systems are not required to obtain a municipal franchise, are less capital intensive, require lower up-front capital expenditures and are subject to fewer local and FCC regulatory requirements than cable systems. The ability of MDS and MMDS systems to serve homes and to appeal to consumers is affected by their less extensive channel capacity and the need for unobstructed line of sight over-the-air transmission. The Systems compete with MDS and MMDS operators generally in its New York City metropolitan service area.

Satellite master antenna systems ("SMATV") generally serve large multiple dwelling units. The FCC has preempted all state and local regulation of SMATV operations. SMATV is limited to the buildings within which the operator has received permission from the building owner to provide service. The Systems compete with SMATV operators in the New York City metropolitan area. The 1996 Telecom Act amends the definition of cable system to exclude facilities that do not use public rights-of-way (e.g., SMATV operators serving multiple buildings not under common ownership or control), thus exempting such facilities from franchise and other requirements applicable to cable operators.

The FCC has established a new local multipoint distribution service ("LMDS", sometimes referred to as "cellular cable") in the higher bands of the electromagnetic spectrum that could be used to offer multichannel video in competition with cable systems, as well as two-way communications services. The FCC has held auctions to select licensees. The FCC barred both telephone and cable companies from initially bidding for LMDS frequencies in their own service areas. The legal restriction on cable ownership interests in overlapping LMDS licenses ended in June 2000.

The full extent to which developing media will compete with cable television systems may not be known for several years. There can be no assurance that existing, proposed or as yet undeveloped technologies, including technologies that provide video over the internet, will not become dominant in the future and render cable television systems less profitable or even obsolete.

Although substantially all the franchises of the Systems are non-exclusive, most franchising authorities have granted only one franchise in an area. Other cable television operators could receive franchises for areas in which the Systems are operated or a municipality could build a competing cable system. Southern New England Telephone ("SNET"), the dominant telephone company in Connecticut, obtained a statewide franchise to build and operate a competing cable television system in the communities in Connecticut in which the Systems are operating pursuant to cable franchises but successfully petitioned the Connecticut DPUC to discontinue operations this year. The 1992 Cable Act described below prohibits municipalities from unreasonably refusing to grant competitive franchises and facilitates the franchising of second cable systems or municipally-owned cable systems. See "Regulation - 1992 Cable Act," below.

                                      (19)

Programming and Entertainment

Rainbow Media Holdings' programming networks compete in two basic markets, each of which is highly competitive. First, Rainbow Media Holdings' programming networks compete in the market for distribution of programming networks to cable television systems and other distributors of video services, such as DBS services. For example, AMC and Fox Sports Net Chicago compete with other networks for the right to be carried on cable systems and ultimately for viewing by each system's subscribers. Second, Rainbow Media Holdings' programming networks compete with other networks that sell to cable systems and other video service distributors as well as and with broadcast and other programming entities to secure desired entertainment and sports programming. In each of these markets, some of Rainbow Media Holdings' competitors are large publicly held companies that have greater financial resources than the Company, Rainbow Media Holdings and the Rainbow Media Group.

Distribution of Programming Networks

The business of distributing programming networks to cable television systems and other video service distributors is highly competitive, and most existing channel capacity is in use. In distributing a programming network, Rainbow Media Holdings faces competition with other providers of programming networks for the right to be carried by a particular cable system and for the right to be carried by that cable system on a preferential "tier". Once Rainbow Media Holdings' network is selected by a cable system or satellite distributor, that network competes not only with the other channels available on the cable network for viewers, but also with off-air broadcast television, pay-per-view and video-on-demand networks, online, radio, print, media, motion picture theaters, video cassettes and other sources of information, sporting events, and entertainment.

Important to Rainbow Media Holdings' success in each area of competition it faces are the prices it charges for its programming network, the quantity, quality and variety of the programming offered on its network, and the effectiveness of the networks' marketing efforts. The competition for viewers in the context of non-premium programming networks is directly correlated with the competition for advertising revenues with each of the competitors discussed above.

Competition with other programming networks may be hampered because the cable television systems through which distribution is sought may be affiliated with other programming networks. In addition, because such affiliated cable television systems may have a substantial number of subscribers, the ability of such programming networks to obtain distribution on affiliated cable television operators may lead to increased subscriber and advertising revenue for such networks because of their increased penetration compared to Rainbow Media Holdings' programming networks. Even if such affiliated cable television operators were to continue to carry Rainbow Media Holdings' programming networks, there is no assurance that such cable television operators would not move Rainbow Media Holdings' networks to less desirable tiers in the operator's services offering while moving the affiliated programming network to a more desirable tier, thereby giving the affiliated programming network a competitive advantage.


                                      (20)

New programming networks with affiliations to desired broadcasting networks may also have a competitive advantage over Rainbow Media Holdings' new networks in obtaining distribution through the "bundling" of affiliation agreements with the right to carry the broadcasting network.

An important part of our strategy involves exploiting identified niches of the cable television viewing audience that are generally well-defined and limited in size. Rainbow Media Holdings has faced and will continue to face increasing competition as other programming networks are launched that seek to serve the same or similar niches.

Sources of Programming

Rainbow Media Holdings also competes with other programming networks to secure desired programming. Although some of this programming is generated internally through Rainbow Media Holdings' efforts in original programming, most of Rainbow Media Holdings' programming is obtained through agreements with other parties that have produced or own the rights to such programming. Competition for such programming will increase as the number of programming networks increases. Other programming networks that are affiliated with programming sources such as movie or television studios, film libraries, or sports teams may have a competitive advantage over Rainbow Media Holdings in this area.

Competition for Entertainment Programming Sources. With respect to the acquisition of entertainment programming, such as syndicated programs and movies, which are not produced by or specifically for programming networks, competitors include:

      o     national commercial broadcast television networks,

      o     local commercial broadcast television stations,

      o the Public Broadcasting Service and local public television stations,

      o     pay-per-view programs

      o     other cable program networks

Some of these competitors have exclusive contracts with motion picture studios or independent motion picture distributors or own film libraries.

Competition for Sports Programming Sources. Because the loyalty of the sports viewing audience to a sports programming network is driven by loyalty to a particular team or teams, access to adequate sources of sports programming is particularly critical to Rainbow Media Holdings' sports networks. Our sports networks compete for national rights for teams or events principally with:

      o national cable networks that specialize in or carry sports programming,

      o television "superstations" which distribute sports and other programming by satellite,

      o     the national commercial broadcast television networks,


                                      (21)

      o independent syndicators that acquire and resell such rights nationally, regionally and locally, and

      o     DBS operators.

Rainbow Media Holdings' sports networks also compete for local and regional rights with the same group of competitors, with local commercial broadcast television stations and with other local commercial and regional sports networks.

The owners of distribution outlets such as cable television systems may also contract directly with the sports teams in their local service areas for the right to distribute a number of such teams' games on their systems. Some of these competitors may also have ownership interests in sports teams or sports promoters, which may give them an advantage in obtaining broadcast rights for such teams or the sports promoted by such promoters.

In order to remain competitive in the acquisition and retention of rights to sports programming, Rainbow Media Holdings' sports networks attempt to secure long-term rights agreements with teams and athletic conferences. Rainbow Media Holdings also attempts to include in rights agreements with teams terms that provide Rainbow Media Holdings' sports networks with exclusive negotiation periods prior to the scheduled expiration of the term of such agreements and/or which provide Rainbow Media Holdings' sports networks with the right to match an offer made by a competing distributor of sports programming. Rainbow Media Holdings' sports networks, however, are not always successful in attaining these objectives, and Rainbow Media Holdings cannot be assured that its strategy will enable its sports networks to offer sports programming of the type and in the quantity or quality necessary for such networks to remain competitive.

In addition to the above considerations, Rainbow Media Holdings operates in an environment that is affected by changes in technology. It is difficult to predict the future effect of technology on many of the factors affecting Rainbow Media Holdings' competitive position. For example, data compression technology may make it possible for most video programming distributors to increase their channel capacity, thereby reducing the competition among programming networks and broadcasters for channel space. As more channel space becomes available, the position of Rainbow Media Holdings' programming networks in the most favorable tiers of these distributors would be an important goal. Likewise, Rainbow Media Holdings' inability to place its programming networks on distributors' favorable tiers would be a competitive disadvantage.

Numerous businesses compete with Madison Square Garden, Radio City Entertainment and CCG Holdings, Inc. for the entertainment expenditures of consumers.

Telephone Services

Lightpath faces substantial competition from incumbent local exchange carriers ("ILECs"), such as Verizon, which are the dominant providers of local telephone services in their respective service areas. ILECs have significant advantages over Lightpath, including greater capital resources, an existing fully operational local network, and long-standing relationships with customers.

While Lightpath and the ILECs are competitors, Lightpath must enter into interconnection agreements with each ILEC so that Lightpath's customers can make and receive calls from


                                      (22)
customers served by the ILEC. Federal and State law and regulations require ILECs to enter into such agreements and provide such facilities and services, and establish the price for these facilities and services. The specific price, terms and conditions of each agreement, however, depends on the outcome of negotiations between Lightpath and an ILEC. Agreements are also subject to approval by the state public service commission. Lightpath has entered into interconnection agreements with Verizon for New York, New Jersey, Connecticut and Massachusetts which have been approved by the respective state commissions. In addition, it has reached an agreement with SNET, now SBC Communications, Inc., covering SNET's service area in Connecticut, which has been approved by the Connecticut Department of Public Utility Control.

Lightpath also faces competition from one or more competitive access providers ("CAPs") and other new entrants in the local telecommunications marketplace, such as Teleport Communications Group, Inc. ("Teleport"), now part of AT&T, and MFS Communications Company, Inc. ("MFS"), now part of MCI/Worldcom. In addition to the ILECs and competitive service providers, other potential competitors capable of offering private line and special access services include electric utilities, long distance carriers, microwave carriers, wireless telephone system operators (such as cellular, PCS, and specialized mobile radio), and private networks built by large end users. A continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors to Lightpath.

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

Regulation

Cable Television

1984 Cable Act. The 1984 Cable Act set uniform national guidelines for cable regulation under the Communications Act of 1934. While several of the provisions of the 1984 Cable Act have been amended or superseded by the 1992 Cable Act and/or the 1996 Telecom Act, each described below, other provisions of the 1984 Act, including the principal provisions relating to the franchising of cable television systems, remain in place. The 1984 Cable Act authorizes states or localities to franchise cable television systems but sets limits on their franchising powers. It sets a ceiling on


                                      (23)
cable franchise fees of 5% of gross revenues and prohibits localities from requiring cable operators to carry specific programming services. The 1984 Cable Act protects cable operators seeking franchise renewals by limiting the factors a locality may consider and requiring a due process hearing before denial. The 1984 Cable Act does not, however, prevent another cable operator from being authorized to build a competing system. The 1992 Cable Act prohibits franchising authorities from granting exclusive cable franchises and from unreasonably refusing to award an additional competitive franchise.

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

The FCC's rules provide that, unless a cable operator can justify higher rates on the basis of its costs, increases in the rates charged by the operator for the basic service package may not exceed an inflation indexed amount, plus increases in certain costs beyond the cable operator's control, such as


                                      (24)
taxes, franchise fees and increased programming costs that exceed the inflation index. Increases in fees paid to broadcast stations for the retransmission of their signals above those in effect on October 6, 1994 may be passed through to subscribers.

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

The FCC, prior to March 31, 1999, could in response to complaints by a franchising authority, reduce the rates for service packages other than the basic service package if it found that such rates were unreasonable. The FCC would in response to complaints also regulate, on the basis of actual cost, the rates for equipment used only to receive these higher packages. This authority has now sunset. Services offered on a per channel or per program basis were never subject to rate regulation by either municipalities or the FCC.

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

In addition, the 1992 Cable Act:

(i) requires cable programmers under certain circumstances to offer their programming to present and future competitors of cable television such as MMDS, SMATV and DBS, and prohibits new exclusive contracts with program suppliers without FCC approval,

(ii) directs the FCC to set standards for limiting the number of channels that a cable television system operator could program with programming services controlled by such operator and a national limit on the number of subscribers any single cable company can serve,

(iii) bars municipalities from unreasonably refusing to grant additional competitive franchises,

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

In connection with clause (ii) of the immediate preceding paragraph concerning limitations on affiliated programming, the FCC established a 40% limit on the number of channels of a cable television system that can be occupied by programming services in which the system operator has an attributable interest and a national limit of 30% on the number of multichannel video households that any cable company can serve. The FCC recently revised its rules to consider the presence in the national market of all multichannel video programming providers rather than cable operators alone in applying its national percentage limit. The FCC also modified its cable ownership attribution rules, maintaining its 5% voting stock benchmark, but attributing cable subscribers if held by a partnership if a limited partner is involved in the partnership's "video programming"


                                      (25)
activities. These rule modifications affected the Company because of AT&T's investment in the Company. In March 2001, a federal appellate court held unconstitutional the FCC's rules establishing the 30% national limit and the 40% channel occupancy limit, upheld the 5% voting stock benchmark, but eliminated the attribution of cable subscribers if held by a partnership if a limited partner is involved in the partnership's "video programming" activities.

In connection with clause (iv) above concerning retransmission of a local broadcaster's signals, a substantial number of local broadcast stations are currently carried by the Systems and have elected to negotiate for retransmission consent. The Systems have retransmission consent agreements with most broadcast stations they currently carry, but the potential remains for discontinuation of carriage if an agreement is not renewed following their expiration. The FCC is currently considering whether to adopt similar "must carry" rules for broadcasters' new digital TV channels. The FCC recently reached the tentative conclusion that "dual must carry" rules would be unconstitutional, if cable systems were required to carry these digital channels, in addition to broadcasters' existing analog broadcast channels, before the statutorily required transition from analog to digital broadcasting in 2006. But the FCC has asked for additional information to help it finally resolve this issue.

In connection with clause (i) above the 1992 Cable Act prohibits a cable programmer that is owned by or affiliated with a cable operator (such as Rainbow Media Holdings) from unreasonably discriminating among or between cable operators and other multichannel video distribution systems with respect to the price, terms and conditions of sale or distribution of the programmer's satellite-delivered services and from unreasonably refusing to sell any such service to any multichannel video programming distributor. In several instances, Rainbow Media Holdings has been ordered by the FCC to provide satellite-delivered programming to multi-channel video programmers after such multi-channel video programmers have filed complaints pursuant to these program-access rules. The FCC has declined to extend these program-access rules to cover some terrestrial-delivered programming by programmers such as Rainbow Media Holdings, but proposals have been made to Congress in support of such extensions. It is not possible to predict whether such an extension might in the future be adopted by the FCC or Congress and, if so, what effect it might have on the Company.

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

The 1992 Cable Act provided that all rate regulation, for both the upper tiers and for basic service, is eliminated when a cable system is subject to "effective competition" from another multichannel video programming provider such as MMDS, DBS, a telephone company, or a combination of all of


                                      (26)
these. The 1996 Telecom Act expanded the definition of "effective competition" to include instances in which a local telephone company or its affiliate (or a multichannel video programming distributor using the facilities of a telephone company or its affiliates) offers comparable video programming directly to subscribers by any means (other than DBS) in the cable operator's franchise area. This provision will allow the Systems greater flexibility in packaging and pricing if the FCC makes a finding of "effective competition" in certain markets based on telephone company competition. The Company has been successful in obtaining such an FCC finding in certain markets.

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

The FCC requires payment by the Company of annual "regulatory fees" which may be passed on to subscribers as "external cost" adjustments to basic cable service. Fees are also assessed for specific FCC licenses held by cable operators, including licenses for business radio, cable television relay systems (CARS) and earth stations, which, however, may not be collected directly from subscribers.

The FCC has the authority to regulate utility company rates for cable rental of pole and conduit space. States can establish preemptive regulations in this area, and the states in which the Systems operate have done so. The 1996 Telecom Act modified the pole attachment provisions of the Communications Act by requiring that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility. The FCC has adopted regulations to govern the charges for pole attachments used by companies providing telecommunications services, including cable operators. These regulations are likely to increase significantly the rates charged to cable companies providing voice and data, in addition to video services. These new pole attachment regulations did not become effective, however, until 2001, and subsequent increases in attachment rates resulting from the FCC's new regulations will be phased in equal annual increments over a subsequent period of five years, until 2006.
                                      (27)

The FCC has technical guidelines for signal leakage that became substantially more stringent in 1990. Two-way radio stations, microwave-relay stations and satellite earth stations used by the Systems are licensed by the FCC.

Federal Copyright Regulation. There are no restrictions on the number of distant broadcast television signals that cable television systems can import, but cable systems are required to pay copyright royalty fees to receive a compulsory license to carry them. The United States Copyright Office has increased the royalty fee from time to time. The FCC and the Copyright Office have, at different times, recommended to Congress changes in the compulsory licenses for cable television carriage of broadcast signals. This could adversely affect the ability of the Systems to obtain such programming and could increase the cost of such programming. No prediction can be made as to whether Congress will enact any such changes to the copyright laws.

Cable Television Cross-Media Ownership Limitations. In addition to the prohibition on telephone company-cable cross-ownership, now removed by the 1996 Telecom Act, the 1984 Cable Act prohibited any person or entity from owning broadcast television and cable properties in the same market. The 1992 Cable Act imposed limits on new acquisitions of SMATV or MMDS systems by cable operators in their franchise areas. The 1996 Telecom Act repealed the statutory ban on cable-broadcast station cross-ownership to permit common ownership or control of a television station and a cable system with overlapping service areas, but left in place the cable system-television station cross-ownership restriction contained in the FCC's rules. The FCC has eliminated its regulations concerning broadcast network-cable cross-ownership to permit common control of both a television network and a cable system, as required by the 1996 Telecom Act. The 1996 Telecom Act removes the statutory ban on cable-MMDS cross-ownership on any cable operator in a franchise area where one cable operator is subject to effective competition.

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

Telecommunications Regulation. The 1996 Telecom Act removes barriers to entry in the local telephone market that is now monopolized by the Bell Operating Companies ("BOCs") and other incumbent local exchange carriers by preempting state and local laws that restrict competition and by requiring ILECs to provide nondiscriminatory access and interconnection to potential competitors, such as cable operators and long distance companies. At the same time, the law eliminated the Modified Final Judgment and permits the BOCs to enter the market for long distance service (through a separate subsidiary), on a state-by-state basis, after they satisfy a "competitive checklist." The 1996 Telecom Act also facilitates the entry of utility companies into the telecommunications market.


                                      (28)

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

Programming and Entertainment

Cable television program distributors, such as Rainbow Media Holdings, and including the Rainbow Media Group, are not directly regulated by the FCC under the Communications Act of 1934, but they are regulated indirectly when they are affiliated with a cable television system operation like Cablevision. Moreover, to the extent that regulations and laws, either presently in force or proposed, hinder or stimulate the growth of the cable television and satellite industries, which are directly regulated by the FCC, the business of Rainbow Media Holdings will be directly affected.

The 1992 Cable Act limits in certain ways our ability to freely manage Rainbow Media Holdings' services or carry its services on affiliated cable systems, and imposes or could impose other regulations on Rainbow Media Holdings' services. The "program access" provisions of the 1992 Cable Act require that Rainbow Media Holdings' services be sold, under certain circumstances, to other multichannel video programming providers such as DBS companies that compete with the Company's local cable systems. The 1996 Telecom Act extends the program access requirements of the 1992 Cable Act to a telephone company that provides video programming by any means directly to subscribers, and to programming in which such a company holds an attributable ownership interest, thus allowing the Company's cable systems similar access to any programming that may be developed by their telephone company competitors. Such telephone company competitors have not, as yet, developed such programming.

Under a mandate in the 1996 Telecom Act, the FCC has also imposed requirements on cable operators that, in effect, require certain of Rainbow Media Holdings' services to provide closed captioning for the hearing-impaired.

The 1984 Cable Act limits the number of commercial leased access channels that a cable television operator must make available for potentially competitive services to any of Rainbow Media Holdings' networks it carries. The 1992 Cable Act, however, empowered the FCC to set the rates and conditions for such leased access channels, which it has done in a manner designed to increase use of such channels.

The 1992 Cable Act also guarantees broadcast stations the right to be carried on cable systems under the so-called "must carry" rules. This reduces significantly the amount of channel space that is available for cable system carriage of networks, such as those distributed by Rainbow Media Holdings. The FCC is currently considering whether to require cable systems to carry each broadcast station's digital broadcast signal, as well as its existing analog broadcast signal, during the transition period to complete conversion of all broadcast television stations from analog technology to digital technology, scheduled to occur by December 31, 2006. If the FCC decides to require such "dual must carry," this would even more significantly reduce the amount of channel


                                      (29)
space available for our networks on cable systems. As noted above, the FCC has recently tentatively determined that such "dual must carry" obligations would be unconstitutional, but is continuing to study the issue.

Satellite common carriers, from which Rainbow Media Holdings and its affiliates obtain transponder channel time to distribute their programming, are directly regulated by the FCC. All common carriers must obtain from the FCC a certificate for the construction and operation of their interstate communications facilities. Satellite common carriers must also obtain FCC authorization to utilize satellite orbital slots assigned to the United States by the World Administrative Radio Conference. Such slots are finite in number, thus limiting the number of carriers that can provide satellite service and the number of channels available for program producers and distributors such as Rainbow Media Holdings and its affiliates. Nevertheless, there are at present numerous competing satellite services that provide transponders for video services to the cable industry.

All common carriers must offer their communications service to Rainbow Media Holdings and others on a nondiscriminatory basis (including by means of a lottery). A satellite carrier cannot unreasonably discriminate against any customer in its charges or conditions of carriage.

The operations of the professional sports franchises owned by Madison Square Garden, L.P., are regulated by the leagues in which the teams participate. Both the NBA and the NHL have regulations governing, among other things, player matters and transfers of ownership interests and licensing matters.

Telephone Services

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

As Lightpath offers interstate long distance services, it is subject to various FCC requirements, including the payment of regulatory fees, Telecommunication Relay Services funding, and the contributions to the maintenance of "universal service" as required by the 1996 Telecom Act. Also under the 1996 Telecom Act, Lightpath must compensate carriers that terminate calls originating on Lightpath's network (Lightpath is likewise entitled to compensation from carriers when it terminates these other carriers' calls); interconnect directly or indirectly with other carriers; make its telecommunications services available for resale; and provide number portability, dialing parity, and access-to-rights-of-way.


                                      (30)

Employees and Labor Relations

As of December 31, 2000, the Company had 14,578 full-time, 3,530 part-time and 6,355 temporary employees of which 491, 1,039 and 3,281, respectively, were covered under collective bargaining agreements. The Company believes that its relations with its employees are satisfactory.

Item 2. Properties

The Company leases certain real estate where its business offices, microwave receiving antennae, earth stations, transponders, microwave towers, warehouses, headend equipment, hub sites, program production studios and access studios are located. The Company occupies several leased business offices in Woodbury, New York with an aggregate of approximately 277,000 square feet of space and business offices in Jericho, New York with approximately 621,000 square feet of space. Other significant leasehold properties include approximately 276,000 square feet housing Madison Square Garden's office operations and approximately 571,000 square feet comprising Radio City Music Hall. Cablevision Electronics leases 42 retail store locations, a warehouse and a corporate office aggregating approximately 1,770,000 square feet.

The Company owns its headquarters building located in Bethpage, New York with approximately 536,000 square feet of space and through Madison Square Garden, also owns the Madison Square Garden arena and theater complex in New York City comprising approximately 1,016,000 square feet. The Company generally owns all assets (other than real property) related to its cable television operations, including its program production equipment, headend equipment (towers, antennae, electronic equipment and satellite earth stations), cable system plant (distribution equipment, amplifiers, subscriber drops and hardware), converters, test equipment, tools and maintenance equipment.

CCG Holdings, Inc. leases 52 theaters with approximately 46,900 seats and owns an additional 13 theaters with approximately 10,900 seats.

The Company generally leases its service and other vehicles.

The Company believes its properties are adequate for its use.

Item 3. Legal Proceedings

The Company is party to various lawsuits, some involving substantial amounts. Management does not believe that the resolution of such lawsuits will have a material adverse impact on the financial position of the Company.


                                      (31)

Item 4. Submission of Matters to a Vote of Security Holders

On October 10, 2000, the Company distributed a proxy statement to stockholders in connection with a special stockholders meeting to approve the creation and issuance of a new class of common stock to be designated as Rainbow Media Group tracking stock (the "Proxy Statement"). At the special meeting, held on February 16, 2001, the Company's stockholders approved the following items related to the tracking stock:

1. Authorization and approval of an amendment to Cablevision Systems Corporation's Amended and Restated Certificate of Incorporation to authorize the creation of a series of Cablevision common stock to be called Rainbow Media Group tracking stock in the manner described in the Proxy Statement.

      Class A Common Stock          Votes for:                    102,495,441
                                    Votes against:                  6,020,126
                                    Abstentions:                    1,695,035

      Class B Common Stock          Votes for:                    421,545,360
                                    Votes against:                          0
                                    Abstentions:                            0

2. Approval of amendments to Cablevision Systems Corporation's stock option plan for employees in the manner described in the Proxy Statement.

      Class A Common Stock          Votes for:                     82,237,936
                                    Votes against:                 27,352,891
                                    Abstentions:                      619,775

      Class B Common Stock          Votes for:                    421,545,360
                                    Votes against:                          0
                                    Abstentions:                            0

3. Approval of amendments to Cablevision System Corporation's stock option plan for non-employee directors in the manner described in the Proxy Statement.

      Class A Common Stock          Votes for:                     91,640,404
                                    Votes against:                 17,930,320
                                    Abstentions:                      639,881

      Class B Common Stock          Votes for:                    421,545,360
                                    Votes against:                          0
                                    Abstentions:                            0


                                      (32)

                                     PART II

Item 5. Market for the Registrants' Common Equity and Related Stockholder
Matters

Cablevision Systems Corporation's Class A Common Stock and CSC Holdings, Inc.'s Class A Common Stock prior to the consummation of the Reorganization on March 4, 1998, was traded on the American Stock Exchange. On December 7, 1999, Cablevision Systems Corporation's Class A Common Stock began trading on the New York Stock Exchange, under the symbol "CVC". The following table sets forth the high and low sales prices for the last two years of Class A Common Stock as reported by the American Stock Exchange or the New York Stock Exchange, as applicable, for the periods indicated.

                                       2000                        1999
                                ---------------------       --------------------
Quarter                         High          Low           High          Low
-------                         ----          ---           ----          ---
First                           86-7/8        55            77-7/16       49-7/8
Second                          72-5/8        57-9/16       91-7/8        60-1/2
Third                           72-5/8        62-5/16       79-3/8        67-1/4
Fourth                          85-3/16       66-1/4        80-1/8        58-7/8

As of March 16, 2001, there were 1,006 holders of record of Cablevision Systems Corporation Class A Common Stock.

See Item 1. "Business - Tracking Stock" for a description of the tracking stock distributed to the Company's stockholders on March 29, 2001.

There is no public trading market for the Cablevision NY Group Class B Common Stock, par value $.01 per share ("CNYG Class B Common Stock") or the Rainbow Media Group Class B Common Stock, par value $.01 per share. As of March 16, 2001, there were 25 holders of record of Cablevision Systems Corporation Class B Common Stock.

All outstanding shares of common stock of CSC Holdings are held by Cablevision Systems Corporation.

See Item 1. "Business - The Holding Company Reorganization and TCI Transactions" for a description of the changes to the Company's capitalization as a result of the Reorganization.

Dividends. Neither CSC Holdings (prior to the Reorganization) nor Cablevision Systems Corporation (after the Reorganization) have paid any dividends on shares of Class A or Class B Common Stock. Cablevision Systems Corporation does not anticipate paying any cash dividends on shares of Cablevision NY Group Class A or Class B Common Stock or Rainbow Media Group Class A or Class B Common Stock in the foreseeable future.

Cablevision Systems Corporation and CSC Holdings may pay cash dividends on their capital stock only from surplus as determined under Delaware law. If dividends are paid on the Cablevision NY Group common stock, holders of the Cablevision NY Group Class A common stock or Cablevision NY Group Class B common stock are entitled to receive dividends, and other distributions in cash, stock or property, equally on a per share basis, except that stock dividends with respect to Cablevision NY Group Class A common stock may be paid only with shares of Cablevision NY


                                      (33)

Group Class A common stock and stock dividends with respect to Cablevision NY Group Class B common stock may be paid only with shares of Cablevision NY Group Class B common stock. If dividends are paid on the Rainbow Media Group common stock, holders of the Rainbow Media Group Class A common stock and Rainbow Media Group Class B common stock are entitled to receive dividends, and other distributions in cash, stock or property, equally on a per share basis, except that stock dividends with respect to Rainbow Media Group Class A common stock may be paid only with shares of Rainbow Media Group Class A common stock and stock dividends with respect to Rainbow Media Group Class B common stock may be paid only with shares of Rainbow Media Group Class B common stock.

Subject to the above, dividends may be declared and paid on Cablevision NY Group common stock and/or Rainbow Media Group common stock in equal or unequal amounts.

CSC Holdings paid $25.5 million of cash dividends on the Series H Preferred Stock and $139.8 million of dividends in additional shares of Series H and M Preferred Stock in 2000. CSC Holdings is restricted from paying dividends on its preferred stock under the provisions of its senior credit agreement if a default has occurred and is continuing under such agreement. Additionally, CSC Holdings' senior credit agreement, senior debentures and senior subordinated debt instruments may restrict the payment of dividends in respect of any shares of capital stock in certain circumstances.

Dividends may not be paid in respect of shares of the Company's common stock unless all dividends due and payable in respect of the preferred stock of CSC Holdings have been paid or provided for. See Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."


                                      (34)

Item 6. Selected Financial Data

SELECTED FINANCIAL AND STATISTICAL DATA

The operating and balance sheet data included in the following selected financial data have been derived from the consolidated financial statements of Cablevision Systems Corporation and CSC Holdings, Inc. Acquisitions made by these companies were accounted for under the purchase method of accounting and, accordingly, the acquisition costs were allocated to the net assets acquired based on their fair value, except for assets previously owned by Mr. Dolan or affiliates of Mr. Dolan which were recorded at historical cost. Acquisitions are reflected in operating, balance sheet and statistical data from the time of acquisition. CSC Holdings, Inc.'s operating, balance sheet and statistical data prior to April 5, 1999 has been restated to include the financial position, results of operations and statistical information of the TCI Systems from March 4, 1998, the date of acquisition by the Company. The selected financial data presented below should be read in conjunction with the consolidated financial statements of Cablevision Systems Corporation and CSC Holdings, Inc. and the notes thereto included in Item 8 of this Report.

                                                                                  Cablevision Systems Corporation
                                                                 -------------------------------------------------------------------
                                                                                            December 31,
                                                                 -------------------------------------------------------------------
                                                                    2000          1999          1998          1997          1996
                                                                           (Dollars in thousands, except per share data)
Operating Data:
Revenues, net .................................................. $4,411,048    $3,942,985    $3,265,143    $1,949,358    $1,315,142
Operating expenses:
      Technical and operating ..................................  1,696,907     1,535,423     1,268,786       853,800       538,272
      Retail electronics cost of sales .........................    549,978       484,760       367,102            --            --
      Selling, general and administrative ......................  1,178,934     1,203,119       906,465       514,574       313,476
      Depreciation and amortization ............................  1,018,246       893,797       734,107       499,809       388,982
                                                                 ----------    ----------    ----------    ----------    ----------
Operating income (loss) ........................................    (33,017)     (174,114)      (11,317)       81,175        74,412
Other income (expense):
      Interest expense, net ....................................   (562,615)     (465,740)     (402,374)     (363,208)     (265,015)
      Equity in net loss of affiliates .........................    (16,685)      (19,234)      (37,368)      (27,165)      (82,028)
      Gain on sale of cable assets and programming interests,
        net ....................................................  1,209,865            --       170,912       372,053            --
      Impairment charges on investments ........................   (146,429)      (15,100)           --            --            --
      Gain on redemption of subsidiary preferred stock .........         --            --            --       181,738            --
      Write off of deferred interest and financing costs .......     (5,209)       (4,425)      (23,482)      (24,547)      (37,784)
      Provision for preferential payment to related party ......         --            --          (980)      (10,083)       (5,600)
      Minority interests .......................................   (164,679)     (120,524)     (124,677)     (209,461)     (137,197)
      Miscellaneous, net .......................................    (51,978)       (1,470)      (19,218)      (12,606)       (6,647)
                                                                 ----------    ----------    ----------    ----------    ----------
Net income (loss) .............................................. $  229,253    $ (800,607)   $ (448,504)   $  (12,104)   $ (459,859)
                                                                 ==========    ==========    ==========    ==========    ==========
Basic net income (loss) per common share ....................... $     1.32    $    (5.12)   $    (3.16)   $     (.12)   $    (4.63)
                                                                 ==========    ==========    ==========    ==========    ==========
Diluted net income (loss) per common share ..................... $     1.29    $    (5.12)   $    (3.16)   $     (.12)   $    (4.63)
                                                                 ==========    ==========    ==========    ==========    ==========
Average number of common shares outstanding (in thousands) .....    173,913       156,503       142,016        99,608        99,308
                                                                 ==========    ==========    ==========    ==========    ==========


                                      (35)

                                                                                  Cablevision Systems Corporation
                                                                 -------------------------------------------------------------------
                                                                                            December 31,
                                                                 -------------------------------------------------------------------
                                                                    2000          1999          1998          1997          1996
                                                                                        (Dollars in thousands)
Balance Sheet Data:
Total assets .................................................   $8,273,290    $7,130,308    $7,061,062    $5,614,788    $3,034,725
Total debt ...................................................    6,539,461     6,094,701     5,357,608     4,694,062     3,334,701
Minority interests ...........................................      587,985       592,583       719,007       821,782            --
Deficit investment in affiliates .............................           --            --            --            --       512,800
Preferred stock of CSC Holdings, Inc. ........................    1,544,294     1,404,511     1,579,670     1,456,549     1,338,006
Stockholders' deficiency .....................................   (2,529,879)   (3,067,083)   (2,611,685)   (2,711,514)   (2,707,026)

                                                                                  Cablevision Systems Corporation
                                                                 -------------------------------------------------------------------
                                                                                            December 31,
                                                                 -------------------------------------------------------------------
                                                                    2000          1999          1998          1997          1996
                                                                         (Dollars in thousands, except per subscriber data)
Statistical Data:
Homes passed by cable ........................................    4,698,000     5,200,000     5,115,000     4,398,000     3,858,000
Basic service subscribers ....................................    3,193,000     3,492,000     3,412,000     2,844,000     2,445,000
Basic service subscribers as a percentage of
     homes passed ............................................         68.0%         67.2%         66.7%         64.7%         63.4%
Number of premium television units (1) .......................    7,767,000     7,715,000     6,754,000     4,471,000     4,221,000
Average number of premium units per basic
     subscriber at period end (1) ............................          2.4           2.2           2.0           1.6           1.7
Average monthly revenue per basic subscriber (2) .............   $    46.57    $    44.38    $    42.56    $    38.53    $    36.71

----------
(1) Restated for 1996 through 1998 to conform to 1999's definition and reflects in 1996 and 1997 the operations of certain cable television systems which had relatively lower premium unit penetration and were sold by December 1998.
(2) Based on recurring service revenues divided by average subscribers for the month of December.


                                      (36)

                                                                                         CSC Holdings, Inc.
                                                                 -------------------------------------------------------------------
                                                                                            December 31,
                                                                 -------------------------------------------------------------------
                                                                    2000          1999          1998          1997          1996
                                                                           (Dollars in thousands, except per share data)
Operating Data:
Revenues, net ................................................   $4,411,048    $3,942,985    $3,265,143    $1,949,358    $1,315,142
Operating expenses:
      Technical and operating ................................    1,696,907     1,535,423     1,268,786       853,800       538,272
      Retail electronics cost of sales .......................      549,978       484,760       367,102            --            --
      Selling, general and administrative ....................    1,178,934     1,203,119       906,465       514,574       313,476
      Depreciation and amortization ..........................    1,018,246       893,797       734,107       499,809       388,982
                                                                 ----------    ----------    ----------    ----------    ----------
Operating income (loss) ......................................      (33,017)     (174,114)      (11,317)       81,175        74,412
Other income (expense):
      Interest expense, net ..................................     (562,615)     (465,740)     (402,374)     (363,208)     (265,015)
      Equity in net loss of affiliates .......................      (16,685)      (19,234)      (37,368)      (27,165)      (82,028)
      Gain on sale of cable assets and programming
        interests, net .......................................    1,209,865            --       170,912       372,053            --
      Impairment charges on investments ......................     (146,429)      (15,100)           --            --            --
      Gain on redemption of subsidiary preferred stock .......           --            --            --       181,738            --
      Write off of deferred interest and financing costs .....       (5,209)       (4,425)      (23,482)      (24,547)      (37,784)
      Provision for preferential payment to related party ....           --            --          (980)      (10,083)       (5,600)
      Minority interests .....................................          625        49,563        37,195       (60,694)       (9,417)
      Miscellaneous, net .....................................      (51,978)       (1,470)      (19,218)      (12,606)       (6,647)
                                                                 ----------    ----------    ----------    ----------    ----------
Net income (loss) ............................................      394,557      (630,520)     (286,632)      136,663      (332,079)
Dividend requirements applicable to preferred stock ..........     (165,304)     (170,087)     (161,872)     (148,767)     (127,780)
                                                                 ----------    ----------    ----------    ----------    ----------
Net income (loss) applicable to common shareholder ...........   $  229,253    $ (800,607)   $ (448,504)   $  (12,104)   $ (459,859)
                                                                 ==========    ==========    ==========    ==========    ==========
Basic and diluted net loss per common share* .................                                             $     (.12)   $    (4.63)
                                                                                                           ==========    ==========
Average number of common shares outstanding (in thousands)* ..                                                 99,608        99,308
                                                                                                           ==========    ==========
Cash dividends declared per common share* ....................                                             $       --    $       --
                                                                                                           ==========    ==========

----------
* Per share information for the years ended December 31, 2000, 1999 and 1998 are not presented since CSC Holdings became a wholly-owned subsidiary of Cablevision Parent in 1998.


                                      (37)

                                                                                         CSC Holdings, Inc.
                                                                 -------------------------------------------------------------------
                                                                                            December 31,
                                                                 -------------------------------------------------------------------
                                                                    2000          1999          1998          1997          1996
                                                                                        (Dollars in thousands)
Balance Sheet Data:
Total assets .................................................   $8,273,290    $7,130,308    $7,061,025    $5,614,788    $3,034,725
Total debt ...................................................    6,539,461     6,094,701     5,357,608     4,694,062     3,334,701
Minority interests ...........................................      587,985       592,583       719,007       821,782            --
Deficit investment in affiliates .............................           --            --            --            --       512,800
Redeemable preferred stock ...................................    1,544,294     1,404,511     1,256,339     1,123,808     1,005,265
Stockholder's deficiency .....................................   (2,566,803)   (3,078,413)   (2,286,744)   (2,711,514)   (2,707,026)

                                                                                         CSC Holdings, Inc.
                                                                 -------------------------------------------------------------------
                                                                                            December 31,
                                                                 -------------------------------------------------------------------
                                                                    2000          1999          1998          1997          1996
                                                                           (Dollars in thousands, except per Subscriber data)
Statistical Data:
Homes passed by cable ........................................    4,698,000     5,200,000     5,115,000     4,398,000     3,858,000
Basic service subscribers ....................................    3,193,000     3,492,000     3,412,000     2,844,000     2,445,000
Basic service subscribers as a percentage of
     homes passed ............................................         68.0%         67.2%         66.7%         64.7%         63.4%
Number of premium television units (1) .......................    7,767,000     7,715,000     6,754,000     4,471,000     4,221,000
Average number of premium units per basic
     subscriber at period end (1) ............................          2.4           2.2           2.0           1.6           1.7
Average monthly revenue per basic subscriber (2) .............   $    46.57    $    44.38    $    42.56    $    38.53    $    36.71

----------
(1) Restated for 1996 through 1998 to conform to 1999's definition and reflects in 1996 and 1997 the operations of certain cable television systems which had relatively lower premium unit penetration and were sold by December 1998.
(2) Based on recurring service revenues divided by average subscribers for the month of December.


                                      (38)

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

(iv) the level of capital expenditures and whether expenses of the Company increase as expected;

(v)     pending and future acquisitions and dispositions of assets;

(vi)    market demand for new services;

(vii) whether any pending uncompleted transactions are completed on the terms and at the times set forth (if at all);

(viii)  new competitors entering the Company's franchise areas;

(ix) other risks and uncertainties inherent in the cable television business, the programming and entertainment businesses and the Company's other businesses;

(x) financial community and rating agency perceptions of the Company's business, operations, financial condition and the industry in which it operates; and

(xi) the factors described in CSC Holdings, Inc.'s most recent registration statement on Form S-3 and Cablevision Systems Corporation's Proxy Statement dated October 10, 2000, as supplemented ("Proxy"), including the sections entitled "Risk Factors" contained therein.

The Company disclaims any obligation to update the forward-looking statements contained or incorporated by reference herein.

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" for each of Cablevision Parent, CSC Holdings, Cablevision NY Group and Rainbow Media Group are included with the Financial Statements for each filed as part of this document.


                                      (39)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks from changes in interest rates and certain equity security prices. The Company's exposure to interest rate movements results from its use of floating and fixed rate debt to fund its working capital, capital expenditures, and other operational and investment requirements. To manage interest rate risk, the Company has from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts fix the borrowing rates on floating rate debt to hedge against the risk of rising rates and/or convert fixed rate borrowings to variable rate to hedge against the risk of higher borrowing costs in a declining interest rate environment. The Company does not enter into interest rate swap contracts for speculative or trading purposes. The Company's exposure to changes in equity security prices stems primarily from its investments in At Home Corporation common stock warrants (the value of which fluctuates based on changes in the stock price of the underlying security) and the Charter and Adelphia common stock held by the Company.

Fair Value of Debt: Based on the level of interest rates prevailing at December 31, 2000, the fair value of the Company's fixed-rate debt and redeemable preferred stock exceeded its carrying cost of $5,286.2 million by approximately $90.5 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. The Company's floating rate borrowings bear interest at current market rates and thus approximate fair value. The effect of a hypothetical 100 basis point decrease in interest rates prevailing at December 31, 2000 would increase the estimated fair value of debt and redeemable preferred stock instruments by approximately $277.0 million. This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

Interest Rate Hedge Contracts: As of December 31, 2000, the Company had outstanding interest rate swap contracts to pay variable rates of interest (based upon LIBOR with the latest maturity in 2002) covering a total notional principal amount of $250.0 million. As of December 31, 2000, the fair market value of all interest rate hedge contracts was approximately $2.0 million. Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from December 31, 2000 prevailing levels would decrease the fair market value of all hedge contracts by $5.1 million to a liability of $3.1 million.

Equity Price Risk: As of December 31, 2000, the fair market value and the carrying value (after an impairment charge of $139.7 million) of the Company's warrants to acquire At Home Corporation's common stock was $108.5 million. The potential change in the fair value of this investment, assuming a 10% change in price, would be approximately $10.8 million.

As of December 31, 2000, the fair market value and the carrying value of the Company's holdings of Charter and Adelphia common stock aggregated $811.0 million. Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $81.1 million.


                                      (40)

Item 8. Financial Statements and Supplementary Data.

For information required by Item 8, refer to the Index to Financial Statements on page 52.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

The information called for by Item 401 of Regulation S-K under Item 10, Directors and Executive Officers of the Registrant, Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management and Item 13, Certain Relationships and Related Transactions, is hereby incorporated by reference to Cablevision Parent's definitive proxy statement for its Annual Meeting of Shareholders anticipated to be held in June 2001 or if such definitive proxy statement is not filed with the Commission prior to April 30, 2000, to an amendment to this report on Form 10-K filed under cover of Form 10-K/A.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Pursuant to regulations promulgated by the Securities and Exchange Commission, the Company is required to identify, based solely on a review of reports filed under Section 16(a) of the Securities Exchange Act of 1934, each person who, at any time during its fiscal year ended December 31, 2000, was a director, officer or beneficial owner of more than ten percent of the Company's Class A Common Stock that failed to file on a timely basis any such reports. Based on such review, the Company is aware of no such failure other than a report on Form 5 filed by Margaret Albergo in February 2001 with respect to the purchase of the Company's Class A Common Stock in June 2000.

                                     PART IV

Item 14. Exhibits, Financial Statements, Financial Statement Schedule, and Reports on Form 8-K.

(a)   The following documents are filed as part of this report:
      1.    The financial statements as indicated in the index set forth on page
            52.
      2.    Financial statement schedule:

                                                                        Page No.
                                                                        --------
            Schedule supporting consolidated financial statements:
              Schedule II - Valuation and Qualifying Accounts..........    42

Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

      3.    The Index to Exhibits is on page 45.

(b)   Reports on Form 8-K:

Cablevision Systems Corporation filed current reports on Form 8-K with the Commission on December 4, 2000, December 6, 2000 and December 11, 2000 during the last quarter of the fiscal period covered by this report.

CSC Holdings, Inc. has not filed any current reports on Form 8-K with the Commission during the last quarter of the fiscal period covered by this report.


                                      (41)

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)

Cablevision Systems Corporation

                                                     Balance at
                                                     Beginning   Charged to Costs     Charged to     Deductions     Balance at
                                                     of Period     and Expenses     Other Accounts   Write-Offs    End of Period
                                                     ---------     ------------     --------------   ----------    -------------
Year Ended December 31, 2000

    Allowance for doubtful
        accounts .................................   $35,357         $34,858         $2,860         $(34,197)         $38,878
                                                     =======         =======         ======         ========          =======
Year Ended December 31, 1999

    Allowance for doubtful
        accounts .................................   $34,377         $29,775         $2,429         $(31,224)         $35,357
                                                     =======         =======         ======         ========          =======
Year Ended December 31, 1998

    Allowance for doubtful
        accounts .................................   $29,584         $32,110         $   --         $(27,317)         $34,377
                                                     =======         =======         ======         ========          =======

CSC Holdings, Inc.

                                                     Balance at
                                                     Beginning   Charged to Costs     Charged to     Deductions     Balance at
                                                     of Period     and Expenses     Other Accounts   Write-Offs    End of Period
                                                     ---------     ------------     --------------   ----------    -------------
Year Ended December 31, 2000

    Allowance for doubtful
        accounts ...............................       $35,357         $34,858         $2,860         $(34,197)         $38,878
                                                       =======         =======         ======         ========          =======
Year Ended December 31, 1999

    Allowance for doubtful
        accounts ...............................       $34,377         $29,775         $2,429         $(31,224)         $35,357
                                                       =======         =======         ======         ========          =======
Year Ended December 31, 1998

    Allowance for doubtful
        accounts ...............................       $29,584         $32,110         $   --         $(27,317)         $34,377
                                                       =======         =======         ======         ========          =======


                                      (42)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2001.

                                      Cablevision Systems Corporation
                                      CSC Holdings, Inc.

                                      By:  /s/  William J. Bell
                                           ----------------------------
                                      Name:     William J. Bell
                                      Title:    Vice Chairman
                                                (Cablevision Systems
                                                Corporation and CSC
                                                Holdings, Inc.)

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

          Name                          Title                          Date
          ----                          -----                          ----

/s/  James L. Dolan        Chief Executive Officer and Director   March 30, 2001
-------------------------  (Principal Executive Officer)
     James L. Dolan

/s/  William J. Bell       Vice Chairman and Director             March 30, 2001
-------------------------  (Principal Financial Officer)
     William J. Bell

/s/  Andrew B. Rosengard   Executive Vice President               March 30, 2001
-------------------------  Finance and Controller
     Andrew B. Rosengard   (Principal Accounting Officer)


                                      (43)

                                   SIGNATURES
                                   (continued)

/s/  Charles F. Dolan        Chairman of the Board of Directors   March 30, 2001
-------------------------
     Charles F. Dolan

/s/  Robert S. Lemle         Vice Chairman, General               March 30, 2001
-------------------------    Counsel, Secretary and Director
     Robert S. Lemle

/s/  Sheila A. Mahony        Executive Vice President and         March 30, 2001
-------------------------    Director
     Sheila A. Mahony

/s/  Thomas C. Dolan         Senior Vice President and            March 30, 2001
-------------------------    Chief Information Officer and
     Thomas C. Dolan          Director

/s/  John Tatta              Director and Chairman of the         March 30, 2001
-------------------------    Executive Committee
     John Tatta

/s/  Patrick F. Dolan        Director                             March 30, 2001
-------------------------
     Patrick F. Dolan

/s/  Charles D. Ferris       Director                             March 30, 2001
-------------------------
     Charles D. Ferris

                             Director                             March 30, 2001
-------------------------
     Richard H. Hochman

/s/  Victor Oristano         Director                             March 30, 2001
-------------------------
     Victor Oristano

/s/  Vincent Tese            Director                             March 30, 2001
-------------------------
     Vincent Tese

/s/  Michael P. Huseby       Director                             March 30, 2001
-------------------------
     Michael P. Huseby

/s/  Daniel E. Somers        Director                             March 30, 2001
-------------------------
     Daniel E. Somers


                                      (44)

                                INDEX TO EXHIBITS

EXHIBIT
  NO.                                 DESCRIPTION
-------                               -----------

   3.1 Amended and Restated Certificate of Incorporation of Cablevision Systems Corporation (incorporated herein by reference to Annex II to Cablevision Systems Corporation's Proxy Statement, dated October 10, 2000, as supplemented, (the "2000 Proxy Statement")).

   3.2 Bylaws of Cablevision Systems Corporation (incorporated herein by reference to Exhibit 3.2 to Cablevision Systems Corporation's Registration Statement on Form S-4, dated January 20, 1998, File No. 333-44547 (the "S-4")).

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

   3.5 Certificate of Amendment of Certificate of Incorporation of CSC Holdings, Inc., dated April 1, 1999 (incorporated herein by reference to Exhibit 3.1 of CSC Holdings' Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999).

   3.6 Certificate of Amendment of Certificate of Incorporation of CSC Holdings, Inc., dated April 1, 1999 (incorporated herein by reference to Exhibit 3.2 of CSC Holdings' Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999).

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

   4.4 Indenture dated as of February 15, 1993 relating to CSC Holdings' $200,000,000 9 7/8% Senior Subordinated Debentures due 2013 (incorporated herein by reference to Exhibit 4.3 to Cablevision Systems Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (the "1992 10-K")).

   4.5 Indenture dated as of April 1, 1993 relating to CSC Holdings' $150,000,000 9 7/8% Senior Subordinated Debentures due 2023 (incorporated by reference to CSC Holdings' Registration Statement on Form S-4, Registration No. 33-61814).


                                      (45)

                                INDEX TO EXHIBITS
                                   (continued)

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------

   4.6 Supplemental Indenture dated as of November 1, 1995 between CSC Holdings and the Bank of New York, Trustee to the Indenture dated November 1, 1995 (incorporated by reference to Exhibit 99.6 to CSC Holdings' Current Report on Form 8-K (File No. 1-9046), filed November 1, 1995).

   4.7 Indenture dated August 15, 1997 relating to CSC Holdings' $400,000,000 8 1/8% Senior Debentures due 2009 (incorporated herein by reference to CSC Holdings' Registration Statement on Form S-4, Registration No. 333-38013).

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

   4.11 Indenture dated as of March 22, 2001 relating to CSC Holdings $1,000,000,000 7-5/8% Senior Notes due 2011.

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


                                      (46)

                                INDEX TO EXHIBITS
                                   (continued)

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------

   10.7 Employment Agreement between Charles F. Dolan and CSC Holdings dated January 27, 1986 (incorporated herein by reference to Exhibit 10.9 to CSC Holdings' Form S-1).

   10.8     Cablevision 401(k) Savings Plan (incorporated herein by reference to
            Exhibit 10.47 to the 1992 10-K).

   10.9 Employment Agreement, dated as of March 11, 1998, between CSC Holdings and William J. Bell.

   10.10 Employment Agreement, dated as of March 11, 1998, between CSC Holdings and Robert S. Lemle.

   10.11 Employment Agreement, dated as of January 1, 1999, between CSC Holdings and James L. Dolan.

   10.12 Cablevision Systems Corporation Amended and Restated Employee Stock Plan (incorporated herein by reference to Annex III to the 2000 Proxy Statement).

   10.13 Cablevision Systems Corporation Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.41 to the S-4).

   10.14 Cablevision Systems Corporation 1996 Non-Employee Directors Stock Option Plan (incorporated by reference to CSC Holdings' 1996 Definitive Proxy Statement).

   10.15 Letter, dated November 25, 1997, from CSC Holdings to Charles F. Dolan (incorporated herein by reference to Exhibit 10.49 to the S-4).

   10.16 Form of Guarantee and Indemnification Agreement among Charles F. Dolan, CSC Holdings and officers and directors of CSC Holdings (incorporated herein by reference to Exhibit 28 to CSC Holdings' Form S-1).

   10.17 Partnership Interest Transfer Agreement, among ITT Corporation, ITT Eden Corporation, ITT MSG, Inc., CSC Holdings, Rainbow Media Holdings, Inc., Rainbow Garden Corp., Garden L.P. Holding Corp., MSG Eden Corporation and Madison Square Garden, L.P., dated as of April 15, 1997. (incorporated by reference to Exhibit 2(a) of CSC Holdings' Current Report on Form 8-K (File No. 1-9046) dated April 18, 1997 (the "April 1997 8-K")).

   10.18 Amendment No. 1 to Partnership Interest Transfer Agreement, dated as of March 16, 1999 (incorporated herein by reference to Exhibit 10.26 to Cablevision Systems Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "1998 10-K")).


                                      (47)

                                INDEX TO EXHIBITS
                                   (continued)

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------

   10.19 Amended and Restated Agreement of Limited Partnership of Madison Square Garden, L.P., among MSG Eden Corporation, ITT MSG Inc. and Garden L.P. Holding Corp., dated as of April 15, 1997. (incorporated by reference to Exhibit 2(b) of the April 1997 8-K).

   10.20 Formation Agreement, dated as of June 22, 1997, among Rainbow Media Sports Holdings, Inc. and Fox Sports Net, LLC, attaching Partners) and Annex B (Partnership Agreement of National Sports Partners) (incorporated by reference to Exhibit 99.1 of the April 1997 8-K).

   10.21 Lease Agreement between Nassau Cable Business Trust, as Landlord and CSC Holdings, as Tenant, dated as of November 1, 1997 (incorporated herein by reference to Exhibit 10.56 to the S-4).

   10.22 Letter Agreement and Term Sheet, dated October 2, 1997 among CSC Holdings, At Home Corporation ("At Home"), Comcast Corporation, Cox Enterprises, Inc., Kleiner, Perkins, Caufield & Byers and Tele-Communications, Inc., as amended October 10, 1997 (incorporated by reference to Exhibit 10.01 of the Current Report on Form 8-K filed by At Home (File No. 000-22697) on October 22, 1997 (the "At Home October 8-K")).

   10.23 Warrant to purchase shares of Series A Common Stock of At Home issued to CSC Holdings (incorporated by reference to Exhibit 10.03 of the At Home October 8-K).

   10.24 Contingent Warrant to purchase shares of Series A Common Stock of At Home issued to CSC Holdings (incorporated by reference to Exhibit
            10.04 of the At Home October 8-K).

   10.25 Warrant Purchase Agreement, dated October 10, 1997, between At Home and CSC Holdings (incorporated by reference to Exhibit 10.02 of the At Home October 8-K).

   10.26 Amended and Restated Stockholders Agreement, dated August 1, 1996, as amended in May, 1997 (incorporated by reference to Exhibit 4.04 of the Registration Statement on Form S-1 of At Home (File No. 333-27323) (the "At Home S-1")).

   10.27 Letter Agreement dated May 15, 1997 among At Home and the parties thereto, including as exhibits the Master Distribution Agreement Term Sheet and the Term Sheet for Form of LCO Agreement (incorporated by reference to Exhibit 10.20 of the At Home S-1).

   10.28 Credit Agreement, dated as of June 6, 1997, among Madison Square Garden, L.P., the several lenders from time to time parties thereto, the Chase Manhattan Bank, as Administrative Agent, Toronto Dominion (New York), Inc., as Documentation Agent, and The Bank of Nova Scotia, as Syndication Agent (incorporated herein by reference to Exhibit 10.63 to the S-4).


                                      (48)

                                INDEX TO EXHIBITS
                                   (continued)

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------

   10.29 First Amendment, dated November 5, 1997 to the Credit Agreement, dated as of June 6, 1997, among Madison Square Garden, L.P., the several lenders from time to time parties thereto, the Chase Manhattan Bank, as Administrative Agent, Toronto Dominion (New
            York), Inc., as Documentation Agent, and The Bank of Nova Scotia, as Syndication Agent (incorporated herein by reference to Exhibit 10.66 to the S-4).

   10.30 Second Amendment, dated December 10, 1997, to the Credit Agreement, dated as of June 6, 1997, among Madison Square Garden, L.P., the several lenders from time to time parties thereto, the Chase Manhattan Bank, as Administrative Agent, Toronto Dominion (New
            York), Inc., as Documentation Agent, and The Bank of Nova Scotia, as Syndication Agent (incorporated herein by reference to Exhibit 10.67 to the S-4).

   10.31 Cablevision Systems Corporation Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.68 to the S-4).

   10.32 Asset Purchase Agreement, dated as of January 29, 1998, between The Wiz, Inc. and each of its subsidiaries and affiliates listed on the signature pages thereto and Cablevision Electronics Investments, Inc. (incorporated by reference to Exhibit 99.1 of CSC Holdings' report on Form 8-K (file no. 1-9046) dated February 5, 1998).

   10.33 Amended and Restated Contribution and Merger Agreement, dated as of June 6, 1997, among Cablevision Systems Corporation, CSC Holdings, CSC Merger Corporation and TCI Communications, Inc. (incorporated herein by reference to Exhibit 2.1 to the S-4).

   10.34 Stockholders Agreement, dated as of March 4, 1998, by and among CSC Holdings, Tele-Communications, Inc., a Delaware corporation, the Class B Entities (as defined in the Stockholders Agreement) and the Investors (as defined in the Stockholders Agreement) (incorporated herein by reference to Exhibit 4.1 to CSC Holdings' Current Report on Form 8-K (File No. 1-9046) dated March 4, 1998).

   10.35 Sixth Amended and Restated Credit Agreement, dated as of May 28, 1998, among CSC Holdings, Inc., the Restricted Subsidiaries which are parties thereto, the lenders which are parties thereto (the "Banks"). Toronto Dominion (Texas), Inc., as Arranging Agent and as Administrative Agent, The Bank of New York, The Bank of Nova Scotia, The Canadian Imperial Bank of Commerce, NationsBank, N.A., and The Chase Manhattan Bank, as Managing Agents, Bank of Montreal, Chicago Branch, Barclays Bank, PLC, Fleet Bank, N.A., and Royal Bank of Canada, as agents, Banque Paribas, Credit Lyonnais, BankBoston, N.A., The First National Bank of Chicago, Mellon Bank, N.A. and Societe Generale, New York Branch, as Co-Agents, and The Canadian Imperial Bank of Commerce, The Chase Manhattan Bank and NationsBank, N.A., as Co-Syndication Agents (incorporated herein by reference to Exhibit 10.47 to the 1998 10-K).


                                      (49)

                                INDEX TO EXHIBITS
                                   (continued)

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------

   10.36 First Amended and Restated Credit Agreement, dated as of May 28, 1998, among Cablevision MFR, Inc. ("MFR"), CSC Holdings, Inc., the Guarantors which are parties thereto, the lenders which are parties thereto (the "Banks"), Toronto Dominion (Texas), Inc., as Arranging Agent and as Administrative Agent, The Bank of New York, The Bank of Nova Scotia, The Canadian Imperial Bank of Commerce, NationsBank, N.A., and The Chase Manhattan Bank, as Managing Agents, Bank of Montreal, Chicago Branch, Barclays Bank, PLC, Fleet Bank, N.A., and Royal Bank of Canada, as Agents, Banque Paribas, Credit Lyonnais, BankBoston, N.A., The First National Bank of Chicago, Mellon Bank, N.A. and Societe Generale, New York Branch, as Co-Agents, and The Bank of New York and The Bank of Nova Scotia as Co Syndication Agents (incorporated herein by reference to Exhibit 10.48 to the 1998 10-K).

   10.37 Asset Purchase Agreement, dated as of December 8, 1999, by and among Telerama, Inc., Cablevision of Cleveland, L.P., and Adelphia Communications Corporation (incorporated herein by reference to Exhibit 99.1 of Cablevision Systems Corporation's Current Report on Form 8-K filed on December 17, 1999 (the "December 1999 8-K")).

   10.38 Agreement and Plan of Reorganization, dated as of December 8, 1999, by and among Cablevision of the Midwest, Inc., Cablevision of the Midwest Holding Co., Inc., Adelphia General Holdings II, Inc. and Adelphia Communications Corporation (incorporated herein by reference to Exhibit 99.2 of the December 1999 8-K).

   10.39 Agreement and Plan of Merger, dated as of April 18, 2000, by and among CSC Holdings, Inc., Cablevision of Massachusetts, Inc., AT&T Corp. and AT&T CSC, Inc. (incorporated herein by reference to Exhibit 99.1 of Cablevision Systems Corporation's Current Report on Form 8-K filed on May 5, 2000 (the "May 2000 8-K")).

   10.40 Asset Exchange Agreement, dated as of April 18, 2000, by and among CSC Holdings, Inc., Cablevision of Brookline, L.P., Cablevision of Boston, Inc. and AT&T Corp. (incorporated herein by reference to Exhibit 99.2 of the May 2000 8-K).

   10.41 Letter Agreement dated January 31, 2001, among Cablevision Systems Corporation, Rainbow Media Holdings, Inc., Metro-Goldwyn-Mayer Inc., American Movie Classics Holding Corporation, AMC II Holding Corporation, Bravo Holding Corporation, and Bravo II Holding Corporation (incorporated herein by reference to Exhibit 99.1 of Cablevision Systems Corporation's Current Report on Form 8-K filed on February 5, 2001).

   10.42 Stockholders Agreement, dated as of October 6, 2000, among Cablevision Systems Corporation, CSC Holdings, Inc., National Broadcasting Company, Inc., and NBC-Rainbow Holding, Inc.


                                      (50)

                                INDEX TO EXHIBITS
                                   (continued)

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------

   10.43 Registration Rights Agreement, dated as of October 6, 2000, between Cablevision Systems Corporation and NBC-Rainbow Holding, Inc.

   21       Subsidiaries of the Registrants.

   23.1     Consent of Independent Auditors.

   23.2     Consent of Independent Auditors.


                                      (51)

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
      and Results of Operations ..........................................  I-1

Consolidated Financial Statements
      Independent Auditors' Report .......................................  I-24
      Consolidated Balance Sheets - December 31, 2000 and 1999 ...........  I-25
      Consolidated Statements of Operations - years
          ended December 31, 2000, 1999 and 1998 .........................  I-27
      Consolidated Statements of Stockholders' Deficiency - years ended
          December 31, 2000, 1999 and 1998 ...............................  I-28
      Consolidated Statements of Cash Flows - years ended
          December 31, 2000, 1999 and 1998 ...............................  I-29
      Notes to Consolidated Financial Statements .........................  I-31

CSC HOLDINGS, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
      and Results of Operations ..........................................  II-1

Consolidated Financial Statements
      Independent Auditors' Report .......................................  II-2
      Consolidated Balance Sheets - December 31, 2000 and 1999 ...........  II-3
      Consolidated Statements of Operations - years
          ended December 31, 2000, 1999 and 1998 .........................  II-5
      Consolidated Statements of Stockholder's Deficiency - years ended
          December 31, 2000, 1999 and 1998 ...............................  II-6
      Consolidated Statements of Cash Flows - years ended
          December 31, 2000, 1999 and 1998 ...............................  II-7
      Notes to Consolidated Financial Statements .........................  II-9


                                      (52)

                     INDEX TO FINANCIAL STATEMENTS (cont'd.)
                                                                           Page
                                                                           ----
RAINBOW MEDIA GROUP

Management's Discussion and Analysis of Financial Condition
      and Results of Operations ..........................................III-1

Combined Financial Statements
      Independent Auditors' Report .......................................III-7
      Combined Balance Sheets - December 31, 2000 and 1999 ...............III-8
      Combined Statements of Operations - years
          ended December 31, 2000, 1999 and 1998 .........................III-10
      Combined Statements of Group Deficiency - years
          ended December 31, 2000, 1999 and 1998 .........................III-11
      Combined Statements of Cash Flows - years ended
          December 31, 2000, 1999 and 1998 ...............................III-12
      Notes to Combined Financial Statements .............................III-13

CABLEVISION NY GROUP

Management's Discussion and Analysis of Financial Condition
      and Results of Operations ..........................................IV-1

Combined Financial Statements
      Independent Auditors' Report .......................................IV-11
      Combined Balance Sheets - December 31, 2000 and 1999 ...............IV-12
      Combined Statements of Operations - years
          ended December 31, 2000, 1999 and 1998 .........................IV-13
      Combined Statements of Group Deficiency - years
          ended December 31, 2000, 1999 and 1998 .........................IV-14
      Combined Statements of Cash Flows - years ended
          December 31, 2000, 1999 and 1998 ...............................IV-15
      Notes to Combined Financial Statements .............................IV-17


                                      (53)

CABLEVISION SYSTEMS CORPORATION

Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Transactions

2000 Acquisitions. In August 2000, Rainbow Media Holdings, Inc. ("Rainbow Media Holdings") purchased the remaining interests in News 12 New Jersey LLC that it did not already own from the Newark Morning Ledger Co. In May 2000, Rainbow Media Holdings acquired the 50% interest in MuchMusic USA held by Chum, Ltd., increasing Rainbow Media Holdings' ownership to 100%. In January 2000, Regional Programming Partners ("RPP") acquired the 70% interest in SportsChannel Florida Associates held by Front Row Communications, Inc., increasing RPP's ownership to 100%.

2000 Dispositions. In September 2000, CSC Holdings, Inc. ("CSC Holdings") completed the sale of its cable television system serving Kalamazoo, Michigan and in November 2000, CSC Holdings completed the sale of cable television systems in the greater Cleveland, Ohio metropolitan area.

1999 Acquisitions. In April 1999, CSC Holdings purchased ITT Corporation's ("ITT") remaining minority interest in Madison Square Garden. In 1999, CSC Holdings acquired interests in the real property and assets related to certain movie theaters.

1998 Acquisitions. In December 1998, CSC Holdings acquired the net assets of Clearview Cinema Group, Inc. ("Clearview") and certain assets from Loews Cineplex Entertainment Corporation ("Loews"). In June 1998, CSC Holdings purchased 50% of ITT's then remaining minority interest in Madison Square Garden. In March 1998, Cablevision Systems Corporation ("Company" or "Cablevision Parent") acquired certain cable television systems in New York and New Jersey from Tele-Communications, Inc. ("TCI"). In addition, in February 1998, Cablevision Electronics Investments, Inc. ("Cablevision Electronics") acquired substantially all of the assets associated with 40 The WIZ consumer electronics store locations (the "WIZ Transaction").

1998 Dispositions. In 1998, CSC Holdings completed the sale of substantially all of the assets of U.S. Cable Television Group, L.P. and the sale of several smaller cable television systems. Also in 1998, CSC Holdings transferred its cable television system in Rensselaer, New York plus approximately $16 million in cash to Time Warner Entertainment Company, L.P. ("Time Warner") in exchange for Time Warner's Litchfield, Connecticut system. In addition, in January 1998, Rainbow Media Holdings completed the sale of an interest in a regional sports programming business.

The above transactions completed in 2000, 1999 and 1998 are collectively referred to as the "Transactions."

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA

                                                                                Years Ended December 31,
                                                                    ------------------------------------------------
                                                                             2000                      1999
                                                                    ----------------------    ----------------------
                                                                                                                         (Increase)
                                                                                  % of Net                  % of Net      Decrease
                                                                     Amount       Revenues       Amount     Revenues     in Net loss
                                                                    ---------     --------       ------     --------     -----------
                                                                                       (Dollars in thousands)
Revenues, net ..................................................    $ 4,411,048      100%     $ 3,942,985      100%     $   468,063

Operating expenses:
   Technical and operating .....................................      1,696,907       39        1,535,423       39         (161,484)
   Retail electronics cost of sales ............................        549,978       13          484,760       12          (65,218)
   Selling, general & administrative ...........................      1,178,934       27        1,203,119       31           24,185
   Depreciation and amortization ...............................      1,018,246       23          893,797       23         (124,449)
                                                                    -----------               -----------               -----------
Operating loss .................................................        (33,017)      (1)        (174,114)      (4)         141,097
Other income (expense):
   Interest expense, net .......................................       (562,615)     (13)        (465,740)     (12)         (96,875)
   Equity in net loss of affiliates ............................        (16,685)      --          (19,234)      (1)           2,549
   Gain on sale of cable assets and
       programming interests, net ..............................      1,209,865       27               --       --        1,209,865
   Impairment charges on investments ...........................       (146,429)      (3)         (15,100)      --         (131,329)
   Write off of deferred interest and financing costs ..........         (5,209)      --           (4,425)      --             (784)
   Minority interests ..........................................       (164,679)      (4)        (120,524)      (3)         (44,155)
   Miscellaneous, net ..........................................        (51,978)      (1)          (1,470)      --          (50,508)
                                                                    -----------               -----------               -----------
Net income (loss) ..............................................    $   229,253        5%     $  (800,607)     (20)%    $ 1,029,860
                                                                    ===========               ===========               ===========

                                                                                Years Ended December 31,
                                                                    ------------------------------------------------
                                                                             1999                      1998
                                                                    ----------------------    ----------------------
                                                                                                                         (Increase)
                                                                                  % of Net                  % of Net      Decrease
                                                                     Amount       Revenues       Amount     Revenues     in Net loss
                                                                    ---------     --------       ------     --------     -----------
                                                                                       (Dollars in thousands)
Revenues, net ..................................................    $ 3,942,985      100%     $ 3,265,143      100%     $   677,842

Operating expenses:
   Technical and operating .....................................      1,535,423       39        1,268,786       39         (266,637)
   Retail electronics cost of sales ............................        484,760       12          367,102       11         (117,658)
   Selling, general & administrative ...........................      1,203,119       31          906,465       28         (296,654)
   Depreciation and amortization ...............................        893,797       23          734,107       22         (159,690)
                                                                    -----------               -----------               -----------
Operating loss .................................................       (174,114)      (4)         (11,317)      --         (162,797)
Other income (expense):
   Interest expense, net .......................................       (465,740)     (12)        (402,374)     (12)         (63,366)
   Equity in net loss of affiliates ............................        (19,234)      (1)         (37,368)      (1)          18,134
   Gain on sale of cable assets and
       programming interests, net ..............................             --       --          170,912        5         (170,912)
   Impairment charges on investments ...........................        (15,100)      --               --       --          (15,100)
   Write off of deferred interest and financing costs ..........         (4,425)      --          (23,482)      (1)          19,057
   Provision for preferential payment to related party .........             --       --             (980)      --              980
   Minority interests ..........................................       (120,524)      (3)        (124,677)      (4)           4,153
   Miscellaneous, net ..........................................         (1,470)      --          (19,218)      (1)          17,748
                                                                    -----------               -----------               -----------
Net loss .......................................................    $  (800,607)     (20)%    $  (448,504)     (14)%    $  (352,103)
                                                                    ===========               ===========               ===========

Comparison of Year Ended December 31, 2000 Versus Year Ended December 31, 1999.

Consolidated Results - Cablevision Systems Corporation

Revenues for the year ended December 31, 2000 increased $468.1 million (12%) as compared to revenues for the prior year. Approximately $236.1 million (6%) was from increases in revenue sources such as Rainbow Media Holdings' programming and entertainment services, advertising on the Company's cable television systems, revenue derived from the developing modem and telephone businesses and deferred revenue recognized in connection with the warrants previously received from At Home; approximately $81.5 million (2%) resulted from higher revenue per subscriber; approximately $78.8 million (2%) resulted from higher retail electronics revenue and approximately $36.4 million (1%) of the increase was attributable to the Transactions. The remaining increase of $35.3 million (1%) was attributable to internal growth of 65,800 in the average number of subscribers during the year.

Technical and operating expenses for 2000 increased $161.5 million (11%) over the 1999 amount. Approximately $135.4 million (9%) reflected increased costs directly associated with the growth in revenues and subscribers discussed above, as well as increases in programming costs for cable television services, with the remaining $26.1 million (2%) attributable to the Transactions. As a percentage of revenues, technical and operating expenses remained relatively constant during 2000 as compared to 1999.

Retail electronics cost of sales amounted to approximately $550.0 million (81% of retail electronics sales) for 2000, compared to approximately $484.8 million (80% of retail electronics sales) for 1999. Cost of sales includes the cost of merchandise sold, including freight costs incurred, as well as store occupancy and buying costs for the retail electronics segment.

Selling, general and administrative expenses decreased $24.2 million (2%) for 2000 as compared to the 1999 level. The change from the prior year resulted from decreases of approximately $159.5 million (13%) reflecting lower charges related to an incentive stock plan and approximately $37.2 million (3%) due to lower Year 2000 remediation costs. Partially offsetting these decreases were net increases of approximately $129.4 million (11%) resulting from higher administrative, sales and marketing and customer service costs, approximately $38.5 million (3%) to expense the unamortized portion of deferred acquisition costs related to the Company's consumer modem program and approximately $4.6 million directly attributable to the Transactions. As a percentage of revenues, selling, general and administrative expenses decreased 4% in 2000 compared to 1999. Excluding the effects of the incentive stock plan and Year 2000 remediation costs, as a percentage of revenues such costs increased 2% during 2000 as compared to 1999.

Operating profit before depreciation and amortization increased $265.5 million (37%) to $985.2 million for the year ended December 31, 2000 from $719.7 million for the comparable period in 1999. Approximately $159.5 million (22%) resulted from lower costs related to an incentive stock plan and approximately $106.0 million (15%) resulted from the combined effect of the revenue and expense changes discussed above. On a pro forma basis, giving effect to the Transactions as if they had occurred on January 1, 1999 and excluding the Company's systems held for sale, the incentive stock plan costs referred to above, the charge related to consumer modems discussed above, and the costs of Year 2000 remediation, operating profit before depreciation and amortization would have increased 12.0% in 2000. Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income
(loss) and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

Depreciation and amortization expense increased $124.4 million (14%) during 2000 as compared to 1999. Approximately $22.3 million (3%) resulted from higher impairment charges related to goodwill and capitalized software costs. (The 2000 amount included a $47.5 million write-off of goodwill which resulted from the Clearview acquisition and $10.3 million from the write-off of capitalized software costs. The 1999 amount included a $35.5 million write-off of goodwill related to the WIZ Transaction). Approximately $83.0 million (9%) resulted primarily from depreciation on new plant assets. The remaining $19.1 million (2%) of the increase was directly attributable to the Transactions.

Net interest expense increased $96.9 million (21%) during 2000 compared to 1999. The net increase is primarily attributable to higher debt incurred to fund acquisitions and capital expenditures and higher interest rates.

Equity in net loss of affiliates decreased to $16.7 million in 2000 from $19.2 million in 1999. Such amounts consist of the Company's share of the net profits and losses of certain programming businesses and a personal communication services business in which the Company has varying minority ownership interests.

Gain on sale of cable assets and programming interests for the year ended December 31, 2000 consists of a gain of $1,203.6 million from the disposition of the Company's cable television systems in Kalamazoo and Ohio and $6.3 million from the sale of certain programming assets.

Write off of deferred interest and financing costs of $5.2 million in 2000 and $4.4 million in 1999 consist principally of the write off of deferred financing costs in connection with amendments to or termination of the Company's credit agreements.

Impairment charges on investments for the year ended December 31, 2000 consists of a charge of $139.7 million relating to an other-than-temporary decline in the fair value of the Company's At Home warrants and a charge of $6.7 million relating to an other-than-temporary decline in the fair value of the Company's investment in Salon.com. The 1999 impairment charge of $15.1 million resulted from the write-off of an investment held by Rainbow Media Holdings.

Minority interests for the years ended December 31, 2000 and 1999 include CSC Holdings' preferred stock dividend requirements, Fox's 40% share of the net income of Regional Programming Partners, ITT's share of the net loss of Madison Square Garden through April 8, 1999 and NBC's share of the net loss of Rainbow Media Holdings.

Net miscellaneous expense increased to $52.0 million for the year ended December 31, 2000 compared to $1.5 million for the prior year. In 2000, miscellaneous expense included a $42.5 million income tax provision resulting from the Transactions and $9.5 million relates to various other items. In 1999, miscellaneous expense included $6.7 million related to federal, state and local income taxes and $5.7 million related to various other items, partially offset by a gain of $10.9 million which resulted from the sale of certain investments.

Business Segments Results - Cablevision Systems Corporation

The Company classifies its business interests into four segments:
Telecommunication Services, consisting principally of its cable television, telephone and modem services operations; Rainbow Media Group, consisting principally of interests in national and regional cable television programming networks; MSG, which owns and operates professional sports teams, regional cable television networks, live productions and entertainment venues; and Retail Electronics, which represents the operations of Cablevision Electronics' retail electronics stores. The Company allocates certain costs to each segment based upon their proportionate estimated usage of services. The financial information for the segments does not include inter-segment eliminations.

Telecommunication Services

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for the Company's telecommunication services segment.

                                                                        Years Ended December 31,
                                                -------------------------------------------------------------------------
                                                               2000                                  1999
                                                -----------------------------------    ----------------------------------
                                                                       % of Net                              % of Net
                                                     Amount            Revenues             Amount           Revenues
                                                ------------------  ---------------    ------------------  --------------
                                                                         (dollars in thousands)
Revenues, net.................................       $2,328,194           100%              $2,151,308           100%
Technical and operating expenses..............          929,531            40                  866,739            40
Selling, general and administrative expenses..          508,761            22                  508,499            24
Depreciation and amortization.................          644,485            28                  616,795            29
                                                     ----------                             ----------
      Operating income........................       $  245,417            11%              $  159,275             7%
                                                     ==========                             ==========

Revenues for the year ended December 31, 2000 increased $176.9 million (8%) as compared to revenues for the prior year. Approximately $81.5 million (4%) resulted from higher revenue per subscriber and approximately $66.8 million (3%) was attributable to revenues from the Company's developing modem and telephone businesses and deferred revenue recognized in connection with warrants previously received from At Home. Approximately $35.3 million (2%) of the increase was attributable to internal growth of 65,800 in the average number of subscribers during the year and $21.5 million resulted from increases in other revenue sources including advertising on the Company's cable television systems. Partially offsetting these increases was a decrease of approximately $28.2 million (1%) resulting from the Transactions.

Technical and operating expenses for 2000 increased $62.8 million (7%) over the 1999 amount. Approximately $75.8 million (9%) was attributable to increased costs directly associated with the growth in subscribers and revenues discussed above, as well as to increases in programming costs for cable television services. This increase was partially offset by a decrease of approximately $13.0 million (2%) attributable to the Transactions. As a percentage of revenues, technical and operating expenses remained constant during 2000 as compared to 1999.

Selling, general and administrative expenses increased $.3 million in 2000 as compared to the 1999 level. The net change from the prior year consisted of a net increase of approximately $65.7 million

(13%) attributable to increases in sales and marketing and customer service costs and approximately $38.5 million (7%) to expense the unamortized portion of deferred acquisition costs related to the Company's consumer modem program, partially offset by decreases of approximately $77.6 million (15%) due to lower charges related to an incentive stock plan, approximately $20.3 million (4%) directly attributable to the Transactions and approximately $6.0 million (1%) attributable to lower Year 2000 remediation costs. As a percentage of revenues, selling, general and administrative expenses decreased 2% in 2000 compared to 1999. Excluding the effects of the incentive stock plan and Year 2000 remediation costs, as a percentage of revenues such costs increased 3%.

Depreciation and amortization expense increased $27.7 million (4%) during 2000 as compared to 1999. Approximately $36.1 million (5%) of the increase resulted primarily from depreciation on new plant assets, partially offset by a decrease of $8.4 million (1%) attributable to the Transactions.

Rainbow Media Group

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for the Rainbow Media Group.

                                                                        Years Ended December 31,
                                                -------------------------------------------------------------------------
                                                               2000                                  1999
                                                -----------------------------------    ----------------------------------
                                                                       % of Net                              % of Net
                                                     Amount            Revenues             Amount           Revenues
                                                ------------------  ---------------    ------------------  --------------
                                                                         (dollars in thousands)
Revenues, net..................................    $484,816              100%             $361,756             100%
Operating expenses:
   Technical and operating.....................     187,436               39               146,378              40
   Selling, general & administrative...........     193,344               40               152,416              42
   Depreciation and amortization...............      44,911                9                39,902              11
                                                  ---------                              ---------
Operating income...............................   $  59,125               12             $  23,060               6
                                                  =========                              =========

Revenues for the year ended December 31, 2000 increased $123.1 million (34%) as compared to revenues for the prior year. Approximately $56.3 million (16%) of the increase was a direct result of the Transactions, approximately $46.8 million (13%) of the increase was attributable to growth in programming network subscribers and rate increases and approximately $20.0 million (5%) of the increase was attributable to higher advertising and other revenues.

Technical and operating expenses increased $41.1 million (28%) for the year ended December 31, 2000 over the same 1999 period. Approximately $36.1 million (25%) of the increase was directly attributable to the Transactions. The remaining $5.0 million (3%) increase was related to those costs directly associated with the increases in revenues discussed above. As a percentage of revenues, technical and operating expenses decreased 1% during 2000 compared to 1999.

Selling, general and administrative expenses increased $40.9 million (27%) for 2000 as compared to the 1999 level. Approximately $34.5 million (23%) of the increase was attributable to increases in sales and marketing initiatives and other general cost increases and approximately $15.0 million (10%) was a direct result of the Transactions. Partially offsetting these increases were decreases of $5.8 million (4%) from lower charges attributed to Rainbow Media Group ("RMG") related to Cablevision Parent's incentive stock plan with the remaining decrease of $2.8 million (2%) resulting from lower Year 2000 remediation costs. As a percentage of revenues, selling, general and administrative expenses decreased 2% in 2000 compared to 1999. Excluding the effects of the incentive stock plan charges and Year 2000 remediation costs, as a percentage of revenues such costs increased 1%.

Depreciation and amortization expense increased $5.0 million (13%) during 2000 as compared to 1999. Increases of $11.2 million (28%) as a result of the Transactions were partially offset by net decreases of approximately $6.2 million (15%) due primarily to lower amortization expense as certain intangible assets became fully amortized during the period.

Madison Square Garden

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for Madison Square Garden.

                                                                        Years Ended December 31,
                                                -------------------------------------------------------------------------
                                                               2000                                  1999
                                                -----------------------------------    ----------------------------------
                                                                       % of Net                              % of Net
                                                     Amount            Revenues             Amount           Revenues
                                                ------------------  ---------------    ------------------  --------------
                                                                         (dollars in thousands)
Revenues, net...................................     $876,397           100%                 $785,234          100%
Technical and operating expenses................      579,417            66                   531,156           68
Selling, general and administrative expenses....      140,390            16                   116,734           15
Depreciation and amortization...................      114,537            13                   112,410           14
                                                     --------                                --------
      Operating income..........................     $ 42,053             5%                 $ 24,934            3%
                                                     ========                                ========

Revenues for the year ended December 31, 2000 increased $91.2 million (12%) as compared to revenues for the prior year. Approximately $38.2 million (5%) of the increase was attributable to internal growth in subscribers and rate increases in MSG's programming services and approximately $18.0 million (2%) of the increase was due to higher advertising revenues. The remaining increase of approximately $35.0 million (5%) was primarily attributable to a greater number of concerts, sporting and other special events at Madison Square Garden and Radio City Music Hall which was temporarily closed for restoration in 1999.

Technical and operating expenses increased $48.3 million (9%) for the year ended December 31, 2000 over the same 1999 period due primarily to increased team compensation costs as well as increased costs directly associated with the increases in revenues discussed above. As a percentage of revenues, technical and operating expenses decreased 2% in 2000 over the 1999 period.

Selling, general and administrative expenses increased $23.7 million (20%) for 2000 as compared to the 1999 level. Approximately $14.9 million (13%) of the increase resulted from an allocation of its proportionate share of expenses related to Cablevision Parent's incentive stock plan. The remaining increase was primarily associated with the support for the higher levels of revenues, severance expense and general cost increases.

Depreciation and amortization expense increased $2.1 million (2%) during 2000 as compared to 1999 due primarily to depreciation on fixed asset additions.

Retail Electronics

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for the Company's retail electronics segment, Cablevision Electronics.

                                                                      Years Ended December 31,
                                               -------------------------------------------------------------------------
                                                              2000                                  1999
                                               -----------------------------------    ----------------------------------
                                                                      % of Net                              % of Net
                                                    Amount            Revenues             Amount           Revenues
                                               ------------------  ---------------    ------------------  --------------
                                                                        (dollars in thousands)
Revenues, net..................................       $693,354           100%                $603,294           100%
Cost of sales..................................        565,643            82                  484,760            80
Selling, general and administrative expenses...        186,452            27                  160,597            27
Depreciation and amortization..................         29,729             4                   44,940             7
                                                     ---------                              ---------
      Operating loss...........................      $ (88,470)          (13)%              $ (87,003)          (14)%
                                                     =========                              =========

Revenues for the year ended December 31, 2000 increased $90.1 million (15%) to approximately $693.4 million compared to revenues of approximately $603.3 million for the year ended December 31, 1999. Comparable store sales accounted for $50.7 million (8%) of the increase in revenue, while new and relocated stores contributed $16.4 million (3%) of the increase. Sales of cable modems accounted for the remaining increase of $23.0 million (4%).

Cost of sales amounted to approximately $565.6 million (82% of revenues) for the year ended December 31, 2000 compared to $484.8 million (80% of revenues) for the year ended December 31, 1999. Cost of sales includes the cost of merchandise sold, including freight costs incurred, as well as store occupancy and buying costs. The increase in cost of sales, as a percentage of revenues, is primarily attributable to changes in the sales mix and inventory provisions.

Selling, general and administrative expenses amounted to approximately $186.5 million (27% of revenues) for the year ended December 31, 2000 and approximately $160.6 million (27% of revenues) for the year ended December 31, 1999. Selling, general and administrative expenses consist of all retail store expenses (excluding store occupancy costs), the salaries and commissions of sales personnel, the costs of advertising, the costs of operating the distribution center and corporate support functions other than buying.

Depreciation and amortization expense amounted to approximately $29.7 million (4% of revenues) for the year ended December 31, 2000 and includes approximately $10.3 million relating to the write-off of certain capitalized software costs. For the year ended December 31, 1999 depreciation and amortization amounted to approximately $44.9 million (7% of revenues) and included approximately $35.5 million related to the write off of goodwill which resulted from the WIZ Transaction.

Comparison of Year Ended December 31, 1999 Versus Year Ended December 31, 1998.

Consolidated Results - Cablevision Systems Corporation

Revenues for the year ended December 31, 1999 increased $677.8 million (21%) as compared to revenues for the prior year. Approximately $306.6 million (9%) of the increase was attributable to the Transactions; approximately $279.1 million (9%) was from increases in other revenue sources such as Rainbow Media Holdings' programming and entertainment services, advertising on the Company's cable television systems, revenue derived from the developing commercial telephone business and deferred revenue recognized in connection with the warrants previously received from At Home; and approximately $58.6 million (2%) resulted from higher revenue per subscriber. The remaining increase of $33.5 million (1%) was attributable to internal growth of 65,700 in the average number of subscribers during the year.

Technical and operating expenses for 1999 increased $266.6 million (21%) over the 1998 amount. Approximately $177.3 million (14%) reflected increased costs directly associated with the growth in revenues and subscribers discussed above, as well as increases in programming costs for cable television services, with the remaining $89.3 million (7%) attributable to the Transactions. As a percentage of revenues, technical and operating expenses remained relatively constant during 1999 as compared to 1998.

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

Selling, general and administrative expenses increased $296.7 million (33%) for 1999 as compared to the 1998 level. Approximately $110.9 million (12%) was due to charges related to an incentive stock plan and approximately $97.1 million (11%) resulted from higher administrative, sales and marketing and customer service costs. Approximately $59.4 million (7%) was directly attributable to the Transactions with the remaining $29.3 million (3%) due to Year 2000 remediation costs. As a percentage of revenues, selling, general and administrative expenses increased 3% in 1999 compared to 1998. Excluding the effects of the incentive stock plan and Year 2000 remediation costs, as a percentage of revenues such costs remained relatively constant during 1999 as compared to 1998.

Operating profit before depreciation and amortization decreased $3.1 million to $719.7 million for 1999 from $722.8 million for 1998. The decrease resulted from the $110.9 million (15%) increase in charges related to an incentive stock plan, partially offset by an increase of $67.4 million (9%) resulting from the combined effect of the revenue and other expense changes discussed above, with an increase of approximately $40.4 million (6%) attributable to the Transactions. On a pro forma basis, giving effect to the Transactions as if they had occurred on January 1, 1998 and excluding the incentive stock plan charges referred to above and the costs of Year 2000 remediation, operating profit before depreciation and amortization would have increased 11.7% in 1999. Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income (loss) and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

Depreciation and amortization expense increased $159.7 million (22%) during 1999 as compared to 1998. Approximately $103.2 million (14%) of the increase was directly attributable to the Transactions (including approximately $35.5 million relating to the write off of goodwill related to the WIZ Transaction). The remaining $56.5 million (8%) increase resulted primarily from depreciation on new plant assets, partially offset by a decrease in amortization expense resulting from certain intangible assets becoming fully amortized during 1999.

Net interest expense increased $63.4 million (16%) during 1999 compared to 1998. The net increase is primarily attributable to debt incurred to fund acquisitions and capital expenditures, partly offset by generally lower interest rates.

Equity in net loss of affiliates decreased to $19.2 million in 1999 from $37.4 million in 1998. Such amounts consist of the Company's share of the net profits and losses of certain programming businesses and a personal communication services business in which the Company has varying minority ownership interests.

Gain on sale of cable assets and programming interests for the year ended December 31, 1998 consists primarily of a gain of $153.3 million from the disposition of certain cable television systems and $17.7 million from the sale of an interest in a regional sports programming business.

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

Impairment charges on investments for the year ended December 31, 1999 of $15.1 million resulted from the write-off of an investment held by Rainbow Media Holdings.

Provision for preferential payment to related party consists of the expensing of the proportionate amount due with respect to an annual payment to Charles F. Dolan made in connection with the acquisition of Cablevision of New York City. Effective March 4, 1998 these preferential payments were terminated upon the retirement of Mr. Dolan's preferred interest.

Minority interests for the years ended December 31, 1999 and 1998 include CSC Holdings' preferred stock dividend requirements, Fox's 40% share of the net income of Regional Programming Partners, ITT's share of the net loss of Madison Square Garden through April 8, 1999 and NBC's share of the net loss of Rainbow Media Holdings.

Net miscellaneous expense decreased to $1.5 million for the year ended December 31, 1999 compared to $19.2 million for the prior year. In 1999, miscellaneous expense included $6.7 million related to federal, state and local income taxes and $5.7 million related to various other items, partially offset by a gain of $10.9 million which resulted from the sale of certain investments. In

1998, miscellaneous expense included $13.5 million relating to federal, state and local income taxes and $5.7 million related to various other items.

Business Segments Results - Cablevision Systems Corporation

Telecommunication Services

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for the Company's telecommunication services segment.

                                                                      Years Ended December 31,
                                               -------------------------------------------------------------------------
                                                              1999                                  1998
                                               -----------------------------------    ----------------------------------
                                                                      % of Net                              % of Net
                                                    Amount            Revenues             Amount           Revenues
                                               ------------------  ---------------    ------------------  --------------
                                                                        (dollars in thousands)
Revenues, net..................................    $2,151,308           100%              $1,886,190           100%
Technical and operating expenses...............       866,739            40                  767,177            41
Selling, general and administrative expenses...       508,499            24                  432,435            23
Depreciation and amortization..................       616,795            29                  547,629            29
                                                   ----------                             ----------
      Operating profit.........................    $  159,275             7%              $  138,949             7%
                                                   ==========                             ==========

Revenues for the year ended December 31, 1999 increased $265.1 million (14%) as compared to revenues for the prior year. Approximately $103.7 million (5%) of the increase was attributable to the Transactions; approximately $58.6 million (3%) resulted from higher revenue per subscriber; and approximately $43.0 million (2%) was attributable to revenues from the Company's developing telephone business and deferred revenue recognized in connection with the warrants previously received from At Home. Approximately $33.5 million (2%) of the increase was attributable to internal growth of 65,700 in the average number of subscribers during the year. The remaining increase of approximately $26.3 million (2%) resulted from increases in other revenue sources, such as advertising and pay-per-view.

Technical and operating expenses for 1999 increased $99.6 million (13%) over the 1998 amount. Approximately $59.2 million (8%) was attributable to increased costs directly associated with the growth in subscribers and revenues discussed above, as well as to increases in programming costs for cable television services. Approximately $40.4 million (5%) was attributable to the Transactions. As a percentage of revenues, operating expenses decreased 1% during 1999 as compared to 1998.

Selling, general and administrative expenses increased $76.1 million (18%) in 1999 as compared to the 1998 level. Approximately $59.6 million (14%) was due to charges related to an incentive stock plan. Approximately $5.9 million (1%) was attributable to Year 2000 remediation costs and approximately $6.4 million (2%) was directly attributable to the Transactions. The remaining $4.2 million (1%) increase was attributable to increases in sales and marketing, customer service and subscriber billing costs. As a percentage of revenues, selling, general and administrative expenses increased 1% in 1999 compared to 1998. Excluding the effects of the incentive stock plan and Year 2000 remediation costs, as a percentage of revenues such costs decreased 2%.

Depreciation and amortization expense increased $69.2 million (13%) during 1999 as compared to 1998. Approximately $42.7 million (8%) of the increase was directly attributable to the Transactions. The remaining $26.5 million (5%) increase resulted primarily from depreciation on new plant assets, partially offset by a decrease in amortization expense resulting from certain intangible assets becoming fully amortized during 1999.

Rainbow Media Group

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for the Rainbow Media Group.

                                                                      Years Ended December 31,
                                               -------------------------------------------------------------------------
                                                              1999                                  1998
                                               -----------------------------------    ----------------------------------
                                                                      % of Net                              % of Net
                                                    Amount            Revenues             Amount           Revenues
                                               ------------------  ---------------    ------------------  --------------
                                                                        (dollars in thousands)
Revenues, net..................................     $361,756          100%               $283,546              100%
Operating expenses:
   Technical and operating.....................      146,378           40                 123,804               44
   Selling, general & administrative...........      152,416           42                 120,307               42
   Depreciation and amortization...............       39,902           11                  34,424               12
                                                    --------                             --------
Operating income...............................     $ 23,060            6                $  5,011                2
                                                    ========                             ========

Revenues for the year ended December 31, 1999 increased $78.2 million (28%) as compared to revenues for the prior year. Approximately $55.7 million (20%) of the increase was attributable to growth in programming network subscribers and rate increases. Approximately $19.9 million (7%) of the increase was attributable to higher advertising revenues. The remaining $2.6 million (1%) increase was derived from increases in other revenue sources.

Technical and operating expenses increased $22.6 million (18%) for the year ended December 31, 1999 over the same 1998 period due primarily to increases in those costs directly associated with the increases in revenues discussed above. As a percentage of revenues, technical and operating expenses decreased 4% during 1999 compared to 1998.

Selling, general and administrative expenses increased $32.1 million (27%) for 1999 as compared to the 1998 level. Approximately $20.9 million (18%) was attributable to increases in sales and marketing initiatives and other general cost increases, approximately $8.4 million (7%) of the increase was due to charges attributed to RMG related to Cablevision Parent's incentive stock plan, with the remaining $2.8 million (2%) increase a result of Year 2000 remediation costs. As a percentage of revenues, selling, general and administrative expenses remained relatively constant in 1999 compared to 1998. Excluding the effects of the incentive stock plan charges and Year 2000 remediation costs, as a percentage of revenues such costs decreased 4%.

Depreciation and amortization expense increased $5.5 million (16%) during 1999 as compared to 1998 as a result of depreciation on fixed asset additions made during the year, as well as additional amortization expense.

Madison Square Garden

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for Madison Square Garden.

                                                                      Years Ended December 31,
                                               -------------------------------------------------------------------------
                                                              1999                                  1998
                                               -----------------------------------    ----------------------------------
                                                                      % of Net                              % of Net
                                                     Amount           Revenues              Amount          Revenues
                                               ------------------  ---------------    ------------------  --------------
                                                                        (dollars in thousands)
Revenues, net..................................      $785,234          100%                 $662,080           100%
Technical and operating expenses...............       531,156           68                   437,716            66
Selling, general and administrative expenses...       116,734           15                   101,752            15
Depreciation and amortization..................       112,410           14                   110,813            17
                                                     --------                               --------
      Operating income.........................      $ 24,934            3%                 $ 11,799             2%
                                                     ========                               ========

Revenues for the year ended December 31, 1999 increased $123.2 million (19%) as compared to revenues for the prior year. Approximately $97.0 million (15%) of the increase was attributable to a greater number of events at Madison Square Garden including Knicks and Rangers games and certain special events during the 1999 period, partially offset by a decrease of approximately $29.8 million (5%) resulting from fewer performances at Radio City Music Hall due to its temporary closing in 1999 for restoration. Approximately $33.0 million (5%) of the increase was attributable to rate increases in MSG's programming networks, higher broadcast rights fees and internal growth in subscribers. The remaining $23.0 million (4%) increase was attributable to higher advertising revenues.

Technical and operating expenses increased $93.4 million (21%) for the year ended December 31, 1999 over the same 1998 period due primarily to increased costs directly associated with the increases in revenues discussed above. As a percentage of revenues, technical and operating expenses increased 2% in 1999 over the 1998 period.

Selling, general and administrative expenses increased $15.0 million (15%) for 1999 as compared to the 1998 level. Approximately $9.7 million (10%) of the increase was attributable to general administrative cost increases. The remaining $5.3 million (5%) increase was a result of Year 2000 remediation costs. As a percentage of revenues, selling, general and administrative expenses remained relatively constant in 1999 compared to 1998.

Depreciation and amortization expense increased $1.6 million (1%) during 1999 as compared to 1998 due primarily to depreciation on fixed asset additions.

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

                                                           Year Ended                           Period Ended
                                                        December 31, 1999                     December 31, 1998
                                               -----------------------------------    ----------------------------------
                                                                      % of Net                              % of Net
                                                     Amount            Revenues             Amount           Revenues
                                               ------------------  ---------------    ------------------  --------------
                                                                        (dollars in thousands)
Revenues, net..................................       $603,294           100%                $464,388           100%
Retail electronics cost of sales...............        484,760            80                  367,102            79
Selling, general and administrative expenses...        160,597            27                  117,452            25
Depreciation and amortization..................         44,940             7                    4,293             1
                                                      --------                               --------
      Operating loss...........................       $(87,003)          (14)%               $(24,459)           (5)%
                                                      ========                               ========

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

Depreciation and amortization expense amounted to approximately $44.9 million (7% of revenues) for the year ended December 31, 1999 and includes approximately $35.5 million relating to the write off of goodwill resulting from the WIZ Transaction. For the period ended December 31, 1998, depreciation and amortization expense amounted to $4.3 million (1% of revenues). Depreciation and amortization expense includes the depreciation of all property and equipment and the amortization of intangible assets which resulted from the WIZ Transaction.

Liquidity and Capital Resources

Cablevision Systems Corporation ("Cablevision Parent" or the "Company") does not have any operations independent of its subsidiaries. In addition, Cablevision Parent has no borrowings and did not have any securities outstanding other than its Class A common stock and Class B common stock through March 28, 2001 and since that date, the Class A common stock and Class B common stock redesignated as Cablevision NY Group Class A and Cablevision NY Group Class B common stock and the Rainbow Media Group Class A common stock and Rainbow Media Group Class B common stock. The Company does not intend to pay any dividends on any of its common stock in the foreseeable future. Accordingly, Cablevision Parent does not have cash needs independent of the needs of its subsidiaries.

Following the Company's distribution of the Rainbow Media Group Class A and Class B tracking stock on March 29, 2001, Cablevision Parent intends to maintain, wherever possible, separate financial arrangements for the Cablevision NY Group and the Rainbow Media Group. The Cablevision NY Group, which consists primarily of the Company's cable television, telephony, and cable modem operations, its retail electronics and theater operations, and the New York metropolitan area programming and entertainment assets owned by Rainbow Media Holdings but not included as part of the Rainbow Media Group, including its interest in Madison Square Garden (referred to as the "Rainbow NY Group"), is currently funded primarily through separate financial arrangements made available to the Company's traditional "Restricted Group" subsidiaries, to Madison Square Garden, and to Cablevision Electronics, as described in more detail below. The Rainbow Media Group is currently funded through a credit facility made available to American Movie Classics and through an intercompany loan, also described in more detail below.

2001 Outlook

The Company forecasts capital investment between $1.0 billion and $1.1 billion in its cable, commercial telephone and New Media businesses in 2001. This includes investments for its continued cable network rebuild, digital set-top boxes, related digital equipment and services as well as consumer and commercial cable modem services. Capital investments for all other Cablevision NY Group entities, including the Rainbow NY Group businesses, Cablevision Electronics, theatres, and corporate activities are estimated to be between $225 million and $250 million in 2001.

Rainbow Media Group's capital expenditures are expected to range between $30 and $35 million in 2001.

In addition, the Company plans to invest in several start up activities and developing businesses, which will require significant funding. See "Liquidity and Capital Resources - Cablevision NY Group - Restricted Group."

The following table presents selected historical results of operations and other financial information related to the captioned groups or entities as of and for the year ended December 31, 2000. For purposes of this discussion, the Company's borrowing structure is segregated between those facilities attributed to CNYG and RMG.

                                                                                                  Interest             Capital
                                                         Revenues               AOCF*              Expense           Expenditures
                                                         --------               -----              -------           ------------
                                                                                 (dollars in thousands)
Cablevision NY Group:
  Restricted Group** ............................       $ 2,201,946           $ 990,146           $ 474,983           $1,013,932
  New Media*** ..................................           126,248            (110,612)                  2              207,413
  Rainbow NY Group ..............................           994,562             132,637              33,457               43,126
  Retail Electronics ............................           693,354             (56,520)             15,831               39,410
  Other (including eliminations) ................           (69,680)             (3,207)             (5,243)               2,334
                                                        -----------           ---------           ---------           ----------
     Cablevision NY Group .......................       $ 3,946,430           $ 952,444           $ 519,030           $1,306,215
                                                        ===========           =========           =========           ==========
Rainbow Media Group .............................       $   484,816           $ 120,453           $  51,572           $   19,753
                                                        ===========           =========           =========           ==========

----------

* Defined as operating income (loss) before depreciation and amortization and excluding incentive stock plan expense of $67,827 and $16,368 and the costs of Year 2000 remediation of $3,424 and $49 for Cablevision NY Group and Rainbow Media Group, respectively.
** Includes results of the Kalamazoo, MI system through September 6, 2000 and the Cleveland, Ohio area system through October 31, 2000, as well as full year results of the Massachusetts systems which were sold in January 2001.
*** Consists of developmental operations, including those of systems held for sale through the dates indicated above.

Liquidity and Capital Resources - Cablevision NY Group

Funding for Cablevision NY Group's ongoing capital investment and operational requirements is generally provided through separate financial arrangements made available to the Restricted Group, Madison Square Garden and Cablevision Electronics. Debt and redeemable preferred stock of CSC Holdings attributable to the Cablevision NY Group, as of December 31, 2000, are outlined in the table below.

                                                                               Restricted              Other
                                                                                  Group               Entities              Total
                                                                                  -----               --------              -----
                                                                                             (dollars in thousands)
Senior Debt:
  Restricted Group senior debt .....................................            $1,996,913            $     --            $1,996,913
  MSG senior debt ..................................................                    --             319,187               319,187
  Retail Electronics senior debt ...................................                    --              73,409                73,409
  Other senior debt and capital leases .............................                    --              14,660                14,660
  Senior notes and debentures ......................................             2,693,208                  --             2,693,208
Subordinated notes and debentures ..................................             1,048,648                  --             1,048,648
                                                                                ----------            --------            ----------
Total debt .........................................................             5,738,769             407,256             6,146,025
Redeemable preferred stock of CSC Holdings .........................             1,544,294                  --             1,544,294
                                                                                ----------            --------            ----------
Total debt and redeemable preferred stock ..........................            $7,283,063            $407,256            $7,690,319
                                                                                ==========            ========            ==========

Restricted Group

Cablevision NY Group's Restricted Group currently consists of the cable operations in and around the greater New York City metropolitan area of CSC Holdings and certain subsidiaries, as well as the commercial telephone operations of Cablevision Lightpath, Inc. on Long Island, New York. At December 31, 2000, the Restricted Group encompassed approximately 3,193,000 cable television subscribers, including approximately 362,000 subscribers in its Massachusetts systems, which were sold in January 2001.

During 2000, CSC Holdings completed the sale of its cable systems in Kalamazoo, Michigan and in and around Cleveland, Ohio. The Kalamazoo system was sold to Charter Communications, Inc. ("Charter) in September 2000 in exchange for approximately 11.2 million shares of Charter Class A common stock, and the Cleveland, Ohio area system was sold in November 2000 to Adelphia Communications Corporation ("Adelphia") in exchange for $991.0 million in cash and 10.8 million shares of Adelphia Class A common stock. The cash proceeds received in the Ohio transaction were used to repay outstanding bank debt under CSC Holdings' revolving credit facility and to retire a temporary $450.0 million bridge loan facility established in July 2000. In January 2001, the sale of CSC Holdings' Massachusetts cable properties to AT&T Corp. ("AT&T") was completed in exchange for approximately 44.3 million shares of AT&T Class A common stock, approximately $289.9 million in cash, and cable systems in certain New York suburbs serving approximately 130,000 subscribers at December 31, 2000. The cash proceeds received were utilized to repay outstanding bank debt under CSC Holdings' revolving credit facility.

In January 2001, the Company began a program to monetize the value of the stock received in the above transactions. As of March 22, 2001, all of the Company's Charter stock holdings and 7.2 million of the Company's Adelphia stock holdings had been monetized through the execution of prepaid forward contracts, collateralized by an equivalent amount of the respective underlying stock. Such contracts set a floor and ceiling on the Company's participation in the changes in the underlying stock prices, thus eliminating the Company's downside exposure to market risk while providing for upside appreciation potential to the respective ceiling price. At maturity, the contracts provide for the option to deliver cash or shares of Charter or Adelphia stock (as the case may be), with a value determined by reference to the applicable stock price at maturity. These transactions are obligations of subsidiaries that are not part of the CSC Holdings Restricted Group; however, CSC Holdings has provided guarantees of the subsidiaries' ongoing interest expense obligations and certain other contingent obligations. As of March 22, 2001, approximately $531.3 million in cash has been received from financial institutions in these transactions, which has been applied towards the repayment of outstanding bank debt under CSC Holdings' revolving credit facility.

In March 2001, CSC Holdings issued $1 billion face amount of 7-5/8% senior notes due 2011. The net proceeds of $984 million were used to repay outstanding borrowings under both the CSC Holdings and the Cablevision MFR, Inc. revolving credit facilities.

The Restricted Group's plant upgrade, combined with additional amounts required for the start up and operation of new businesses such as high speed internet access, digital video services, the expansion of telephone services and the roll out of non-Long Island based commercial telephone business (collectively, "New Media"), as well as additional investments or acquisitions, including potential investments in the Rainbow NY Group programming entities, will require significant additional funding. Also, depending on the scope of the Company's pursuit of a direct broadcast satellite business, significant additional funding may be required. The Restricted Group expects to obtain the requisite funds through internally generated cash, amounts available under existing or new credit facilities, proceeds from additional monetization activity, and/or additional issuances of debt, preferred stock and/or equity securities.

As of March 22, 2001, the Restricted Group had in total $2.2 billion in reducing revolving credit facilities, consisting of a $1.2 billion facility available to Cablevision MFR, Inc. and certain of CSC Holdings' New Jersey subsidiaries and a $1.0 billion facility available to CSC Holdings and other Restricted Group subsidiaries. The Cablevision MFR, Inc., credit facility, as amended, restricts the amount of direct borrowings by the outstanding amount of any intercompany loans made by CSC Holdings to Cablevision MFR, Inc. As of March 22, 2001, CSC Holdings had advanced $380 million to Cablevision MFR, Inc., the proceeds of which repaid borrowings under its revolving credit facility. Both facilities mature in March 2007, with commitments beginning to reduce in June 2001. As of March 22, 2001, the Restricted Group had outstanding borrowings under its credit facilities of $602.5 million and letters of credit of $46.3 million. Unrestricted and undrawn funds available to the Restricted Group amounted to approximately $1,551.2 million as of the same date.

                                                            As of March 22, 2001
                                           -------------------------------------------------------
                                           CSC Holdings              MFR                  Total
                                           ------------              ---                  -----
                                                                (in thousands)
Total revolving credit facility ........    $1,000,000            $1,200,000            $2,200,000

Outstanding debt .......................            --               602,500               602,500

Outstanding letters of credit ..........        46,257                    --                46,257
                                            ----------            ----------            ----------

   Availability ........................    $  953,743            $  597,500            $1,551,243
                                            ==========            ==========            ==========

The Restricted Group's credit facilities contain certain financial covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring the Restricted Group to maintain certain financial ratios and restricting the permitted uses of borrowed funds.

As of March 22, 2001, CSC Holdings had entered into interest exchange (swap) agreements with several of its banks covering a notional principal amount of $250 million requiring CSC Holdings to pay a floating rate of interest. These swaps mature in 2001 and 2002.

On December 22, 2000, CSC Holdings made an intercompany loan to Rainbow Media Holdings in the amount of $254.8 million, the proceeds of which were used to repay its maturing bank credit facility. Terms of the intercompany loan are substantially similar to those in effect under the bank credit facility at the time of repayment. As of March 22, 2001, the outstanding intercompany loan balance was $318 million (including accrued interest), approximately $289 million of which is attributable to RMG and approximately $29 million of which is attributed to CNYG. The intercompany loan balance due from RMG is expected to be repaid with proceeds from the pending MGM transaction as described below.

In November 1999, CSC Holdings entered into an interest rate cap agreement with American Movie Classics, a Rainbow Media Group entity, in a notional principal amount of $105 million. The agreement caps American Movie Classics' floating interest costs paid on the basis of LIBOR at 7.0% through May 2001 and at 7.5% from May 2001 through May 2002 in exchange for a cash payment made to CSC Holdings.

Madison Square Garden

Madison Square Garden ("MSG") has a $500 million revolving credit facility maturing on December 31, 2004. As of March 22, 2001, outstanding debt under this facility was $325 million. In addition, MSG had outstanding letters of credit of $12.9 million, resulting in unrestricted and undrawn funds available of $162.1 million. The MSG credit facility contains certain financial covenants that may limit MSG's ability to utilize all of the undrawn funds available thereunder, including covenants requiring MSG to maintain certain financial ratios.

The Company believes that for MSG, internally generated funds, together with funds available under its existing credit agreement, will be sufficient to meet its projected funding requirements for the next twelve months, including requirements of certain of Rainbow NY Group's programming entities.

Garden Programming LLC, an unrestricted subsidiary of MSG, had a $20 million term loan maturing on July 11, 2002. The loan was replaced with borrowings under the MSG credit facility and was cancelled on September 29, 2000.

Retail Electronics

Cablevision Electronics has a $130 million stand alone credit facility, which matures in April 2001, as amended. Under the terms of the credit facility, the total amount of borrowing available to Cablevision Electronics is subject to an availability calculation based on a percentage of eligible inventory. On March 22, 2001, total outstanding debt under the credit facility was $105.8 million with available funds of $8.9 million.

CSC Holdings' cash investment, including intercompany advances, in Cablevision Electronics was approximately $327.7 million at December 31, 2000. Through March 22, 2001, Cablevision Electronics received other financial support in the form of guarantees and letters of credit of approximately $41.8 million.

The Company believes that Cablevision Electronics will require additional financial support from CSC Holdings in respect of planned increases in inventory, capital expenditures and other operating requirements and that funds available under Cablevision Electronics' credit agreement, assuming the credit facility can be renewed at its amended maturity date, together with this additional financial support, will be sufficient to meet its projected funding requirements for the next twelve months; however, no assurances can be given as to Cablevision Electronics' ability to renew the credit facility at maturity on acceptable terms and conditions, or at all.

Liquidity and Capital Resources - Rainbow Media Group

Financing for the Rainbow Media Group, which consists primarily of the Company's five nationally distributed entertainment programming networks (American Movie Classics, Bravo, the International Film Channel ("IFC"), WE:
Women's Entertainment (formerly Romance Classics), and MuchMusic), interests in certain regional sports networks, and Sterling Digital, has historically been provided by a combination of bank credit facilities, intercompany borrowings, sales of interests in programming entities, and, from time to time, by equity contributions from partners.

Through December 21, 2000, both American Movie Classics and Rainbow Media Holdings maintained separate bank credit facilities. On December 22, 2000, all outstanding borrowings under the Rainbow Media Holdings bank credit facility were repaid with funds provided by an intercompany loan from CSC Holdings, on terms and conditions substantially similar to those in effect under the bank credit facility at the time the advance was made. The bank credit facility, which matured on December 31, 2000, was subsequently terminated. As of March 22, 2001, the intercompany loan balance due from Rainbow Media Holdings to CSC Holdings totaled $318 million. Of this balance, approximately $289 million was attributed to RMG.

On February 1, 2001, the Company announced an agreement with Metro-Goldwyn-Mayer Inc. ("MGM") for MGM to purchase a 20% interest in four of the Rainbow Media Group's programming businesses: American Movie Classics, Bravo, IFC, and WE: Women's Entertainment. MGM will contribute $825 million in cash, which will be utilized to repay up to $295.5 million in intercompany indebtedness owed by Rainbow Media Holdings to CSC Holdings and to repay up to $365 million of outstanding debt under the American Movie Classics credit facility. The remaining cash proceeds will remain on hand to fund working capital and other cash requirements. The transaction is expected to close in April 2001.

The Rainbow Media Group's potential future investments in new programming content and services, such as new digital channel programming services, including those being developed by Sterling Digital, will require additional funding. For the next 12 months, the Company believes that cash on hand, including cash received in the MGM transaction, cash generated from operations, and amounts available under the existing American Movie Classics credit facility will be sufficient to meet the cash requirements of the Rainbow Media Group.

American Movie Classics

As of March 22, 2001, American Movie Classics, had a $425 million credit facility consisting of a $200 million reducing revolving credit facility and a $225 million amortizing term loan, both of which mature on March 31, 2006. The amount of the available commitment does not begin to reduce until June 2004. As of March 22, 2001, American Movie Classics had outstanding borrowings of $362 million and unrestricted funds available of $63 million. The American Movie Classics credit facilities contain certain financial covenants that may limit the ability to utilize all of the undrawn funds available, including covenants requiring that certain financial ratios be maintained.

In November 1999, CSC Holdings entered into an interest rate cap agreement with American Movie Classics in a notional principal amount of $105 million. The agreement caps American

Movie Classics' floating interest costs paid on the basis of LIBOR at 7.0% through May 2001 and at 7.5% from May 2001 through May 2002 in exchange for a cash payment made to CSC Holdings.

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

Cablevision Systems Corporation

Operating Activities

Cash provided by operating activities amounted to $124.6 million for the year ended December 31, 2000 compared to $274.1 million for the year ended December 31, 1999. The 2000 cash provided by operating activities consisted primarily of $354.6 million of income before depreciation, amortization and other non-cash items, partially offset by a decrease in cash resulting from changes in assets and liabilities of $230.0 million.

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

Cash provided by operating activities amounted to $400.1 million for the year ended December 31, 1998. The 1998 cash provided by operating activities consisted primarily of $278.8 million of income before depreciation, amortization and other non-cash items and a net increase in cash resulting from changes in assets and liabilities of $121.3 million.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2000 was $524.0 million compared to $1,031.5 million for the year ended December 31, 1999. The 2000 investing activities consisted of $1,326.0 million of capital expenditures, $128.8 million of payments for acquisitions and other items of $60.2 million, partially offset by net proceeds of $991.0 million from the sale of cable assets and a programming interest.

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

Net cash used in investing activities for the year ended December 31, 1998 was $468.4 million. The 1998 investing activities consisted of $561.6 million of capital expenditures, $317.6 million of payments for acquisitions and other items of $35.5 million, partially offset by net proceeds of $446.3 million from the sale of programming interests and cable assets.

Financing Activities

Cash provided by financing activities amounted to $374.6 million for the year ended December 31, 2000 compared to $646.2 million for the year ended December 31, 1999. In 2000 the Company's financing activities consisted primarily of $408.9 million of net proceeds from bank debt and $25.6 million from the issuance of common stock, partially offset by other net cash payments aggregating $59.9 million.

Cash provided by financing activities amounted to $646.2 million for the year ended December 31, 1999 compared to net cash used in financing activities of $168.0 million for the year ended December 31, 1998. In 1999 the Company's financing activities consisted primarily of $497.7 million derived from the issuance of senior notes and $202.9 million from the net proceeds from bank debt, partially offset by other net cash payments aggregating $54.4 million.

Cash used in financing activities amounted to $168.0 million for the year ended December 31, 1998. In 1998 the Company's financing activities consisted primarily of the net repayment of bank debt, subordinated notes payable, senior notes payable and senior debt of $1,221.0 million, the repayment of an obligation to a related party of $197.2 million and other net cash payments aggregating $45.9 million, partially offset by $1,296.1 million derived from the issuance of senior notes and debentures.

Year 2000

The Year 2000 issue ("Y2K") refers to the inability of certain computerized systems and technologies to recognize and/or correctly process dates beyond December 31, 1999. For the years ended December 31, 2000, 1999 and 1998, the Company recorded approximately $3.5 million, $41.5 million and $7.6 million, respectively, of expenses relating to Y2K remediation.

Accounting Standards Issued But Not Yet Adopted

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, ("SFAS 133"), requires that all derivative financial instruments, such as interest rate swap contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of SFAS 133 will have a material effect on the Company's financial condition or results of operations.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders

Cablevision Systems Corporation

We have audited the accompanying consolidated balance sheets of Cablevision Systems Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule listed in Item 14(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cablevision Systems Corporation and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                                    /s/ KPMG LLP

Melville, New York
March 29, 2001

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999
                             (Dollars in thousands)

     ASSETS                                                                            2000                 1999
                                                                                       ----                 ----
Cash and cash equivalents ...................................................       $   37,940           $   62,665

Accounts receivable trade (less allowance for doubtful accounts of
   $38,878 and $35,357) .....................................................          304,413              226,304

Notes and other receivables .................................................          149,366              129,596

Inventory, prepaid expenses and other assets ................................          296,388              211,179

Property, plant and equipment, net ..........................................        3,285,674            2,752,495

Investments in affiliates ...................................................           97,224               58,423

Investment securities available-for-sale ....................................          811,618                   --

Other investments ...........................................................          116,940              256,442

Advances to affiliates ......................................................           96,519               46,685

Feature film inventory ......................................................          347,208              335,826

Net assets held for sale ....................................................          309,423              269,349

Franchises, net of accumulated amortization of
   $777,526 and $703,237 ....................................................          422,900              651,777

Affiliation and other agreements, net of accumulated amortization of
   $307,028 and $244,249 ....................................................          199,352              173,250

Excess costs over fair value of net assets acquired and other intangible assets, net of accumulated amortization of
   $853,493 and $727,134 ....................................................        1,665,318            1,816,030

Deferred financing, acquisition and other costs, net of
   accumulated amortization of $72,962 and $51,063 ..........................          133,007              140,287
                                                                                    ----------           ----------
                                                                                    $8,273,290           $7,130,308
                                                                                    ==========           ==========

          See accompanying notes to consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999
                (Dollars in thousands, except per share amounts)

                                                                                          2000                 1999
                                                                                          ----                 ----
        LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Accounts payable ................................................................      $  484,611           $  411,804
Accrued liabilities:
    Interest ....................................................................         120,032              117,854
    Employee related costs ......................................................         426,471              463,925
    Other .......................................................................         539,506              466,844
Feature film and contract obligations ...........................................         331,483              371,126
Deferred revenue ................................................................         229,326              274,043
Bank debt .......................................................................       2,683,432            2,254,487
Senior notes and debentures .....................................................       2,693,208            2,692,602
Subordinated notes and debentures ...............................................       1,048,648            1,048,513
Capital lease obligations and other debt ........................................         114,173               99,099
                                                                                       ----------           ----------
    Total liabilities ...........................................................       8,670,890            8,200,297
                                                                                       ----------           ----------
Minority interests ..............................................................         587,985              592,583
                                                                                       ----------           ----------
Preferred Stock of CSC Holdings, Inc. ...........................................       1,544,294            1,404,511
                                                                                       ----------           ----------
Commitments and contingencies
Stockholders' deficiency:
    Preferred Stock, $.01 par value, 10,000,000 shares authorized,
       none issued ..............................................................              --                   --
    Class A Common Stock, $.01 par value, 400,000,000 shares authorized,
       132,775,988 and 130,091,237 shares issued and outstanding ................           1,328                1,301
    Class B Common Stock, $.01 par value, 160,000,000 shares authorized,
       42,145,986 and 43,126,836 shares issued and outstanding ..................             421                  431
    Paid-in capital .............................................................         752,981              731,986
    Accumulated deficit .........................................................      (3,571,049)          (3,800,302)
                                                                                       ----------           ----------
                                                                                       (2,816,319)          (3,066,584)
    Accumulated other comprehensive income ......................................         286,440                   --
    Treasury stock, at cost (7,118 shares in 1999) ..............................              --                 (499)
                                                                                       ----------           ----------
    Total stockholders' deficiency ..............................................      (2,529,879)          (3,067,083)
                                                                                       ----------           ----------
                                                                                       $8,273,290           $7,130,308
                                                                                       ==========           ==========

          See accompanying notes to consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended December 31, 2000, 1999 and 1998
                (Dollars in thousands, except per share amounts)

                                                                    2000          1999          1998
                                                                    ----          ----          ----
Revenues, net (including retail electronics sales of
  $682,109, $603,294 and $464,388) ..........................   $ 4,411,048    $3,942,985    $3,265,143

Operating expenses:

  Technical and operating ...................................     1,696,907     1,535,423     1,268,786
  Retail electronics cost of sales ..........................       549,978       484,760       367,102
  Selling, general and administrative .......................     1,178,934     1,203,119       906,465
  Depreciation and amortization .............................     1,018,246       893,797       734,107
                                                                -----------    ----------    ----------
                                                                  4,444,065     4,117,099     3,276,460
                                                                -----------    ----------    ----------

Operating loss ..............................................       (33,017)     (174,114)      (11,317)
                                                                -----------    ----------    ----------
Other income (expense):
  Interest expense ..........................................      (569,251)     (470,549)     (426,402)
  Interest income ...........................................         6,636         4,809        24,028
  Equity in net loss of affiliates ..........................       (16,685)      (19,234)      (37,368)
  Gain on sale of cable assets and programming interests, net     1,209,865            --       170,912
  Impairment charges on investments .........................      (146,429)      (15,100)           --
  Write off of deferred interest and financing costs ........        (5,209)       (4,425)      (23,482)
  Provision for preferential payment to related party .......            --            --          (980)
  Minority interests ........................................      (164,679)     (120,524)     (124,677)
  Miscellaneous, net ........................................       (51,978)       (1,470)      (19,218)
                                                                -----------    ----------    ----------
                                                                    262,270      (626,493)     (437,187)
                                                                -----------    ----------    ----------

Net income (loss) ...........................................   $   229,253    $ (800,607)   $ (448,504)
                                                                ===========    ==========    ==========

Basic net income (loss) per common share ....................   $      1.32    $    (5.12)   $    (3.16)
                                                                ===========    ==========    ==========

Diluted net income (loss) per common share ..................   $      1.29    $    (5.12)   $    (3.16)
                                                                ===========    ==========    ==========

Average number of common shares outstanding (in thousands) ..       173,913       156,503       142,016
                                                                ===========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                  Years ended December 31, 2000, 1999 and 1998
                             (Dollars in thousands)

                                                                                        Accumulated
                                         Class A    Class B                                Other
                                          Common    Common    Paid-in     Accumulated   Comprehensive  Treasury
                                          Stock     Stock     Capital       Deficit        Income        Stock          Total
                                          -----     -----     -------       -------        ------        -----          -----
Balance December 31, 1997 ............   $    560   $ 444    $(161,327)   $(2,551,191)   $      --     $     --    $(2,711,514)
    Net loss .........................         --      --           --       (448,504)          --           --       (448,504)
    Employee stock transactions ......         12      --       12,071             --           --           --         12,083
    Issuance of common stock .........        499      --      535,751             --           --           --        536,250
    Conversion of Class B
         to Class A ..................         12     (12)          --             --           --           --             --
                                         --------   -----    ---------    -----------    ---------    ---------    -----------

Balance December 31, 1998 ............      1,083     432      386,495     (2,999,695)          --           --     (2,611,685)
    Net loss .........................         --      --           --       (800,607)          --           --       (800,607)
    Employee stock transactions ......         11      --       15,159             --           --           --         15,170
    Conversion of Class B
         to Class A ..................          1      (1)          --             --           --           --             --
    Issuance of common stock .........          1      --        7,304             --           --           --          7,305
    Conversion of CSC Holdings'
         Series I preferred to Class A        205      --      323,028             --           --           --        323,233
    Purchase of treasury stock .......         --      --           --             --           --         (499)          (499)
                                         --------   -----    ---------    -----------    ---------    ---------    -----------

Balance December 31, 1999 ............      1,301     431      731,986     (3,800,302)          --         (499)    (3,067,083)
    Net income .......................         --      --           --        229,253           --           --        229,253
    Unrealized gains on available-
         for-sale securities .........         --      --           --             --      286,440           --        286,440
                                                                                                                   -----------
         Comprehensive income ........                                                                                 515,693
    Employee stock transactions ......         17      --       25,577             --           --           --         25,594
    Conversion of Class B
         to Class A ..................         10     (10)          --             --           --           --             --
    Distribution to shareholder ......         --      --       (4,083)            --           --           --         (4,083)
    Retirement of treasury stock .....         --      --         (499)            --           --          499             --
                                         --------   -----    ---------    -----------    ---------    ---------    -----------

Balance December 31, 2000 ............   $  1,328   $ 421    $ 752,981    $(3,571,049)   $ 286,440    $      --    $(2,529,879)
                                         ========   =====    =========    ===========    =========    =========    ===========

          See accompanying notes to consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2000, 1999 and 1998
                             (Dollars in thousands)

                                                                                2000           1999         1998
                                                                                ----           ----         ----
Cash flows from operating activities:
   Net income (loss) ....................................................   $   229,253    $  (800,607)   $(448,504)
                                                                            -----------    -----------    ---------
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization ..................................     1,018,246        893,797      734,107
         Equity in net loss of affiliates ...............................        16,685         19,234       37,368
         Minority interests .............................................       139,158         98,609       95,336
         Gain on sale of cable assets and programming interests , net ...    (1,209,865)            --     (170,912)
         (Gain) loss on investments .....................................       146,429        (10,861)          --
         Write off of investment in affiliate ...........................            --         15,100           --
         Write off of deferred interest and financing costs .............         5,209          4,425       23,482
         (Gain) loss on sale of equipment, net ..........................          (803)         9,811         (604)
         Amortization of deferred financing and debenture discount ......        10,329          9,407        8,532
     Change in assets and liabilities, net of effects of acquisitions and dispositions:
               Accounts receivable trade ................................       (73,407)       (31,419)      19,007
               Notes and other receivables ..............................       (18,919)        33,961      (94,164)
               Inventory, prepaid expenses and other assets .............       (71,002)       (23,243)     (51,425)
               Advances to affiliates ...................................       (50,458)       (10,461)     (21,701)
               Feature film inventory ...................................       (13,538)       (42,516)    (112,734)
               Other deferred costs .....................................         2,824            955       11,689
               Accounts payable .........................................        74,043          3,952      133,891
               Accrued liabilities ......................................        35,835        165,645      174,557
               Feature film and contract obligations ....................       (45,140)        (2,596)      81,376
               Deferred revenue .........................................       (52,036)       (60,170)     (18,268)
               Minority interests .......................................       (18,255)         1,094         (961)
                                                                            -----------    -----------    ---------

     Net cash provided by operating activities ..........................       124,588        274,117      400,072
                                                                            -----------    -----------    ---------
Cash flows from investing activities:
   Capital expenditures .................................................    (1,325,968)      (871,166)    (561,642)
   Payments for acquisitions, net of cash acquired ......................      (128,784)      (117,660)    (317,594)
   Net proceeds from sale of cable assets and programming interests .....       991,000             --      446,284
   Proceeds from sale of equipment ......................................           776          1,467        8,817
   Proceeds from sale of investments ....................................            --         10,861           --
   Increase in investments in affiliates, net ...........................       (60,709)       (49,938)     (31,035)
   Increase in other investments ........................................          (180)            --           --
   Additions to other intangible assets .................................           (94)        (5,076)     (13,253)
                                                                            -----------    -----------    ---------
     Net cash used in investing activities ..............................   $  (523,959)   $(1,031,512)   $(468,423)
                                                                            ===========    ===========    =========

          See accompanying notes to consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2000, 1999 and 1998
                             (Dollars in thousands)
                                   (continued)

                                                               2000           1999           1998
                                                               ----           ----           ----
Cash flows from financing activities:
   Proceeds from bank debt .............................   $ 4,615,326    $ 3,791,073    $ 5,442,101
   Repayment of bank debt ..............................    (4,206,381)    (3,588,135)    (6,304,757)
   Repayment of senior debt ............................            --             --       (112,500)
   Repayment of subordinated notes payable .............            --             --       (151,000)
   Redemption of senior notes payable ..................            --             --        (94,848)
   Issuance of senior notes and debentures .............            --        497,670      1,296,076
   Redemption of subsidiary preferred stock ............            --            (98)        (9,409)
   Issuance of common stock ............................        25,594         15,170         12,082
   Obligation to related party .........................            --             --       (197,183)
   Payments on capital lease obligations and other debt        (40,718)       (22,036)       (12,306)
   Additions to deferred financing and other costs .....       (19,175)       (46,911)       (36,220)
   Purchase of treasury stock ..........................            --           (499)            --
                                                           -----------    -----------    -----------

     Net cash provided by (used in) financing activities       374,646        646,234       (167,964)
                                                           -----------    -----------    -----------

Net decrease in cash and cash equivalents ..............       (24,725)      (111,161)      (236,315)

Cash and cash equivalents at beginning of year .........        62,665        173,826        410,141
                                                           -----------    -----------    -----------

Cash and cash equivalents at end of year ...............   $    37,940    $    62,665    $   173,826
                                                           ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

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

The Company owns and operates cable television systems and has ownership interests in companies that produce and distribute national and regional entertainment and sports programming services, including Madison Square Garden, L.P. ("MSG"). The Company also owns companies that provide advertising sales services for the cable television industry, provide switched telephone service, operate a retail electronics chain and operate motion picture theaters. The Company classifies its business interests into four segments: Telecommunication Services, consisting principally of its cable television, telephone and modem services operations; Rainbow Media Group, consisting principally of interests in national and regional cable television programming networks; MSG, which owns and operates professional sports teams, regional cable television networks, live productions and entertainment venues; and Retail Electronics, which represents the operations of its retail electronics stores.

Authorized Common Stock

In 1999, the shareholders of the Company authorized an amendment to the Certificate of Incorporation to increase the number of authorized shares of Class A Common Stock from 200 million to 400 million and the Class B Common Stock from 80 million to 160 million. See Note 16 for a discussion of a March 2001 amendment to the Certificate of Incorporation authorizing the creation and distribution of the Rainbow Media Group tracking stock and the

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

redesignation of the Class A and Class B Common Stock as Cablevision NY Group Class A and Class B Common Stock and increasing the authorized shares of common stock.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The Company's interests in less than majority-owned entities are carried on the equity method. All significant intercompany transactions and balances are eliminated in consolidation.

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

Investments in Marketable Securities

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

Long-Lived Assets

Property, plant and equipment, including construction materials, are carried at cost, and includes all direct costs and certain indirect costs associated with the construction of cable television transmission and distribution systems, and the costs of new subscriber installations. Franchises are amortized on the straight-line basis over the average remaining terms (5 to 12 years) of the franchises at the time of acquisition. Affiliation and other agreements (primarily cable television

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

system programming agreements) are amortized on a straight-line basis over periods ranging from 8 to 10 years. Other intangible assets are amortized on the straight-line basis over the periods benefited (1 to 15 years), except that excess costs over fair value of net assets acquired are being amortized on the straight-line basis over periods ranging from 6 to 40 years. The Company reviews its long-lived assets (property, plant and equipment, and related intangible assets that arose from business combinations accounted for under the purchase method) for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

Feature Film Inventory

Rights to feature film inventory acquired under license agreements along with the related obligations are recorded at the contract value. Costs are charged to technical and operating expense on a straight-line basis over the respective contract periods. Amounts payable during the five years subsequent to December 31, 2000 related to feature film telecast rights are $51,626 in 2001, $44,116 in 2002, $41,554 in 2003, $35,052 in 2004 and $17,776 in 2005.

Inventory

Carrying amounts of retail merchandise are determined on an average cost basis and are stated at the lower of cost or market.

Deferred Financing Costs

Costs incurred to obtain debt are deferred and amortized, on a straight-line basis, over the life of the related debt.

Income Taxes

Income taxes are provided based upon the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the asset/liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets, subject to an ongoing assessment of realizability.

Income (Loss) Per Common Share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Potential dilutive common shares were not included in the computation as their effect would be antidilutive.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

Basic net income per share is computed by dividing net income by the weighted average common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average common stock and common stock equivalents outstanding during the period.

A reconciliation of the numerator and denominator of the basic and diluted net income per share calculation for the year ended December 31, 2000 follows:

                                             Net Income      Shares        Per Share
                                             (Numerator)  (Denominator)     Amount
                                             -----------  -------------     ------
                                                         (in thousands)
Basic income per share ................       $229,253       173,913       $   1.32
Effect of dilution:
      Stock options ...................             --         3,278             --
                                              --------       -------       --------
Diluted income per share ..............       $229,253       177,191       $   1.29
                                              ========       =======       ========

All per share amounts have been adjusted, for all years presented, to reflect the two-for-one stock splits of the Company's common stock effective March 30, 1998 and August 21, 1998 (see discussion above).

Reclassifications

Certain reclassifications have been made in the 1999 and 1998 financial statements to conform to the 2000 presentation.

Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The Company paid cash interest of approximately $556,744, $432,086 and $383,179 during 2000, 1999 and 1998, respectively.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

During 2000, 1999 and 1998, the Company's noncash investing and financing activities were as follows:

                                                     Years Ended December 31,
                                                     ------------------------
                                                    2000       1999       1998
                                                    ----       ----       ----
Capital lease obligations .....................   $ 60,111   $ 57,919   $ 28,795
Issuance of common stock in connection
     with the redemption of CSC Holdings'
     preferred stock ..........................         --    323,233         --
Issuance of common stock in connection
     with acquisitions and redemption
     of partnership interests .................         --      7,305    536,250
Receipt of warrants from At Home
     Corporation ..............................         --         --     74,788
Receipt of marketable securities in
     connection with the sale of cable assets .    524,606         --         --

Comprehensive Income

Other comprehensive income for the year ended December 31, 2000 of $286,440 represents unrealized net gains on available-for-sale securities.

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

NOTE 2. ACQUISITIONS AND DISPOSITIONS

Acquisitions

2000 Acquisition

In January 2000, Regional Programming Partners, a subsidiary of Rainbow Media Holdings, Inc. ("Rainbow Media Holdings") acquired the 70% interest in SportsChannel Florida Associates held by Front Row Communications for approximately $130,600 (including the repayment of $20,000 in debt) increasing its ownership to 100%. The acquisition was accounted for as a purchase with the operations of the acquired business being consolidated with those of the Company as of the acquisition date. The purchase price was allocated to the specific assets acquired based upon an independent appraisal as follows:

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

Property, plant and equipment .................................       $   2,200
Other assets ..................................................          26,400
Liabilities ...................................................          (9,900)
Excess cost over fair value of net assets acquired ............         111,900
                                                                      ---------
                                                                      $ 130,600
                                                                      =========
1999 Acquisitions

At various times during 1999, the Company acquired interests in the real property and assets specifically related to certain movie theaters for an aggregate purchase price of approximately $29,700. The acquisitions were accounted for as purchases with the operations of the acquired theaters being consolidated with those of the Company as of the acquisition dates. The purchase price was allocated to the specific assets acquired based upon an independent appraisal as follows:

Property, plant and equipment ..................................       $ 13,700
Other assets ...................................................            200
Liabilities ....................................................         (2,500)
Excess cost over fair value of net assets acquired .............         18,300
                                                                       --------
                                                                       $ 29,700
                                                                       ========

In December 1999, the Company acquired cable television systems with approximately 4,500 subscribers located in the Port Jervis, New York area for approximately $7,400, $7,300 of which was paid in shares of the Company's Class A Common Stock.

In April 1999, ITT Corporation ("ITT") exercised its second put option for the remainder of its interest in MSG and concurrently settled certain matters between the parties for an aggregate payment of $87,000.

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

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

The acquisition was accounted for as a purchase with the operations of Cablevision Electronics being consolidated with the operations of the Company as of the date of acquisition. The purchase price was allocated to the specific assets acquired based upon independent appraisals as follows:

Inventory .....................................................       $  66,200
Property and equipment ........................................          16,800
Other assets ..................................................           4,000
Liabilities ...................................................         (24,000)
Excess cost over fair value of net assets acquired ............          38,300
                                                                      ---------
                                                                      $ 101,300
                                                                      =========

In 1999, the Company recorded an impairment loss of $35,490, included in depreciation and amortization, representing the balance of unamortized goodwill recorded on the TWI acquisition. Current losses and projected future operating losses caused the Company to reassess the recoverability of the goodwill. The impairment loss resulted from the carrying amount of this asset exceeding its estimated fair value based on discounted estimated future cash flows.

TCI Systems

On March 4, 1998, the Company completed a holding company reorganization pursuant to an Amended and Restated Contribution and Merger Agreement, dated June 6, 1997 (the "Contribution and Merger Agreement"), by and among the Company, CSC Holdings and TCI Communications, Inc. ("TCI").

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

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

Property, plant and equipment .................................       $ (17,133)
Franchises ....................................................         594,921
Excess cost over fair value of net assets acquired ............         168,981
                                                                      ---------
                                                                      $ 746,769
                                                                      =========

In April 1999, the Company contributed the TCI Systems to CSC Holdings.

Madison Square Garden

In June 1998, the Company purchased 50% of ITT's then remaining interest in MSG for $94,000 pursuant to ITT's exercise of its first put option, increasing Regional Programming Partners' interest in MSG to 96.3% (see "1999 Acquisitions" above).

Clearview

In December 1998, the Company acquired all of the outstanding shares of stock of Clearview Cinema Group, Inc. ("Clearview") for approximately $158,700 (including assumed debt of $80,000), of which approximately $33,400 was paid in shares of the Company's Class A Common Stock.

The acquisition was accounted for as a purchase with the operations of the acquired business being consolidated with those of the Company as of the acquisition date. The purchase price was allocated to the specific assets acquired based upon independent appraisals as follows.

Property, plant and equipment .................................       $  34,787
Other assets ..................................................          21,518
Liabilities ...................................................         (16,433)
Excess cost over fair value of net assets acquired ............         118,851
                                                                      ---------
                                                                      $ 158,723
                                                                      =========

In April 1999, the Company contributed its interest in the subsidiary formed to purchase Clearview to CSC Holdings.

In 2000, the Company recorded an impairment loss of approximately $47,500, included in depreciation and amortization, representing the balance of unamortized goodwill related to certain theaters in which the carrying value of the asset exceeded the estimated fair value based on discounted estimated future cash flows.

Loews

In December 1998, the Company acquired interests in the real property and assets specifically related to 15 movie theaters from Loews Cineplex Entertainment Corporation ("Loews") for an aggregate purchase price of approximately $67,300.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

The acquisition was accounted for as a purchase with the operations of the acquired assets being consolidated with those of the Company as of the acquisition date. The purchase price was allocated to the specific assets acquired based upon independent appraisals as follows:

Property and equipment ..........................................        $ 9,700
Other assets ....................................................          2,200
Excess cost over fair value of net assets acquired ..............         55,400
                                                                         -------
                                                                         $67,300
                                                                         =======

Dispositions

Cable Systems

In November 2000, the Company completed the sale of its cable television systems in the greater Cleveland, Ohio metropolitan area to Adelphia Communications Corporation for $991,000 in cash and 10,800,000 shares, valued at closing at $359,100, in Adelphia Communications Corporation common stock. The Company recorded a gain of approximately $1,075,400 in connection with the transaction.

In September 2000, the Company completed the sale of its cable television system serving Kalamazoo, Michigan, for 11,173,376 shares of Charter Communications, Inc.'s common stock, valued at approximately $165,500 at closing, and recognized a gain of approximately $128,800.

In October 1998, a subsidiary of the Company transferred its cable television system in Rensselaer, New York plus approximately $16,000 in cash to Time Warner Entertainment Company, L.P. ("Time Warner") in exchange for Time Warner's Litchfield, Connecticut system. The Company recognized a gain of approximately $15,500 in connection with this transaction.

In 1998, the Company completed the sale of cable television systems for aggregate sales prices of approximately $426,500 and recognized aggregate gains of approximately $137,700.

Other

In 2000, Rainbow Media Holdings recognized a gain of approximately $5,700 in connection with the sale of certain programming assets.

In 1998, Regional Programming Partners completed the sale of an interest in a sports programming business and recognized a gain of $17,700.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

Pro Forma Results of Operations (Unaudited)

The following unaudited pro forma condensed consolidated results of operations are presented for the year ended December 31, 1998 as if the acquisition of the TCI Systems and the sale of assets of certain cable systems had occurred on January 1, 1998. The effect of acquisitions and dispositions made in 2000 and 1999 were not material.

                                                           Year Ended
                                                        December 31, 1998

Net revenues ...................................           $ 3,329,627
                                                           ===========

Net loss .......................................           $  (520,968)
                                                           ===========

Net loss per common share ......................           $     (3.47)
                                                           ===========

The unaudited pro forma information presented above gives effect to certain adjustments, including the amortization of acquired intangible assets and increased interest expense on acquisition debt. The pro forma information has been prepared for comparative purposes only and does not purport to indicate the results of operations which would actually have occurred had the transactions been made at the beginning of the period indicated or which may occur in the future.

NOTE 3. NET ASSETS HELD FOR SALE

The Company had entered into definitive agreements covering the sale of certain cable television systems as of December 31, 2000 and 1999.

For financial reporting purposes, the assets and liabilities attributable to cable systems whose sale or transfer was pending at December 31, 2000 and 1999 have been classified in the consolidated balance sheet as net assets held for sale and are included in the telecommunications segment. Such net assets consist of the following:

                                                             December 31,
                                                       ------------------------
                                                          2000           1999
                                                          ----           ----
Property, plant and equipment, net ...............     $ 238,739      $ 222,695
Intangible assets, net ...........................        98,526         73,055
Other assets (including trade
     receivables, prepaid expenses, etc.) ........        11,311          9,796
                                                       ---------      ---------
Total assets .....................................       348,576        305,546
Total liabilities ................................       (39,153)       (36,197)
                                                       ---------      ---------
Net assets .......................................     $ 309,423      $ 269,349
                                                       =========      =========

The accompanying consolidated statements of operations for the years ended December 31, 2000, 1999 and 1998 include net revenues aggregating approximately $190,449, $177,904 and $18,937,

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

respectively, and net income (loss) aggregating approximately $6,140, $(4,109) and $9,095, respectively, relating to the cable systems held for sale.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following assets, which are depreciated or amortized primarily on a straight-line basis over the estimated useful lives shown below:

                                                             December 31,
                                                          -----------------       Estimated
                                                          2000         1999      Useful Lives
                                                          ----         ----      ------------
Communication transmission and distribution systems:
     Customer equipment ............................   $  601,082   $  600,271   3 to 8 years
     Headends ......................................      171,735      118,311   7 to 15 years
     Multimedia ....................................       45,521       18,732   4 years
     Central office equipment ......................      180,950      132,191   10 years
     Infrastructure ................................    2,441,374    2,189,863   5 to 12 years
     Program, service and data processing equipment       948,142      669,908   2 to 9 years
     Microwave equipment ...........................       28,806       19,957   2 to 9 years
     Construction in progress (including
       materials and supplies) .....................      247,743      227,991   --
Furniture and fixtures .............................      171,523      134,531   1 to 8 years
Transportation equipment ...........................      159,101      143,511   4 to 15 years
Buildings and building improvements ................      250,236      185,118   20 to 40 years
Leasehold improvements .............................      391,581      276,015   Term of lease
Land ...............................................       47,842       47,914   --
                                                       ----------   ----------
                                                        5,685,636    4,764,313
Less accumulated depreciation and amortization .....    2,399,962    2,011,818
                                                       ----------   ----------
                                                       $3,285,674   $2,752,495
                                                       ==========   ==========

At December 31, 2000 and 1999, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

                                                         2000             1999
                                                         ----             ----

Equipment ....................................         $174,061         $120,802
Less accumulated depreciation ................           50,728           27,763
                                                       --------         --------
                                                       $123,333         $ 93,039
                                                       ========         ========
NOTE 5. DEBT

Bank Debt

Restricted Group

For financing purposes, CSC Holdings and certain of its subsidiaries are collectively referred to as the "Restricted Group." The Restricted Group has a $2.2 billion reducing revolving credit facility, as amended (the "Credit
Agreement") with a group of banks led by Toronto-Dominion (Texas), Inc.



                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

("Toronto-Dominion"), as administrative and arranging agent. The credit facility matures in March 2007 and consists of a $1.0 billion CSC Holdings credit facility and a $1.2 billion Cablevision MFR, Inc. credit facility.

The total amount of bank debt outstanding under the Credit Agreement at December
31, 2000 and 1999 was $1,942,759 and $1,454,206 (including $16,259 and $12,706, respectively, outstanding under a separate overdraft facility), respectively. At
December 31, 2000, $887,500 and $1,039,000 was outstanding under the CSC
Holdings facility and the Cablevision MFR, Inc. credit facility, respectively.
As of December 31, 2000, approximately $49,808 was restricted for certain letters of credit issued on behalf of CSC Holdings. Interest on outstanding amounts may be paid, at the option of the Company, based on the prime rate or a Eurodollar rate.

Unrestricted and undrawn funds available to the Restricted Group under the Credit Agreement amounted to approximately $223,692 at December 31, 2000. The
Credit Agreement contains certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds available thereunder. The Credit Agreement contains various restrictive covenants, among which are the maintenance of various financial ratios and tests, and limitations on various payments, including preferred dividends and dividends on its common stock. The Company was in compliance with the covenants of its Credit Agreement at December 31, 2000.

As of December 31, 2000, CSC Holdings had outstanding interest exchange (swap) agreements with several of its banks with a total notional value of $250,000.
The swaps require CSC Holdings to pay a floating rate of interest based on LIBOR in exchange for fixed rate payments ranging from 6.125% to 6.76% and have a maturity of 9 to 22 months. CSC Holdings enters into interest rate swap agreements to hedge against interest rate risk and accounts for these agreements as hedges whereby interest expense is recorded using the revised rate with any fees or other payments amortized as yield adjustments. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements; however, the Company does not anticipate nonperformance by the counterparties.

The weighted average interest rate on all bank indebtedness of the Restricted
Group was 8.03% and 7.11% on December 31, 2000 and 1999, respectively. The
Company is also obligated to pay fees ranging from .1875% to .25% per annum on the unused loan commitment and from .4% to 2.0% per annum on letters of credit issued under the Credit Agreement.

Unrestricted Group

Rainbow Media Holdings

Rainbow Media Holdings had a $300,000, three year credit facility which was repaid on December 22, 2000 with funds borrowed from CSC Holdings. At December
31, 1999, Rainbow Media Holdings had outstanding borrowings under its credit facility of $52,317, including $3,317



                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

outstanding under a separate overdraft facility. The weighted average interest rate on Rainbow Media Holdings' bank debt was 8.9% on December 31, 1999.

At December 31, 2000, Rainbow Media Holdings had $270,475 outstanding (including interest of $631) pursuant to a demand note payable to CSC Holdings which bears interest at three month LIBOR plus 2.25% and $4,449 outstanding under an overdraft facility with a bank. The interest rate on the demand note was 8.75% at December 31, 2000. The intercompany loan together with interest thereon has been eliminated in consolidation.

American Movie Classics Company

American Movie Classics Company ("AMC"), a wholly-owned subsidiary of Rainbow
Media Holdings, has a $425,000 credit facility consisting of a $200,000 reducing revolving credit facility and a $225,000 amortizing term loan, both of which mature on March 31, 2006 ("AMC Credit Facility"). The amount of the available commitment under the revolver will not begin to be reduced until June 2004. The term loan will begin amortizing on March 31, 2001 and requires quarterly payments. Borrowings under the AMC Credit Facility bear interest at current market rates plus a margin based on the ratio of debt to cash flow, as defined in the AMC Credit Facility. At December 31, 2000 and 1999, the weighted average interest rate on bank indebtedness was 8.0% and 7.6%, respectively. As of December 31, 2000 and 1999, AMC had outstanding borrowings of $359,322 and $309,456 (including $4,322 and $1,456, respectively, outstanding under a separate overdraft facility), respectively. Unrestricted funds available to AMC under the AMC Credit Facility amounted to approximately $70,000 at December 31, 2000.

Substantially all of the assets of AMC, amounting to approximately $383,000 at December 31, 2000, have been pledged to secure the borrowings under the AMC
Credit Facility. The AMC Credit Facility contains various restrictive covenants with which AMC was in compliance at December 31, 2000.

Madison Square Garden

MSG has a $500,000 revolving credit facility (the "MSG Credit Facility") with a group of banks led by Chase Manhattan Bank, as agent, which expires on December
31, 2004. Loans under the MSG Credit Facility bear interest at current market rates plus a margin based upon MSG's consolidated leverage ratio. At December
31, 2000 and 1999, loans outstanding amounted to $310,000 and $335,000, respectively, and bore interest at a weighted average rate of 7.2% and 7.0%, respectively. The MSG Credit Facility contains certain financial covenants with which MSG was in compliance at December 31, 2000. The MSG Credit Facility also contains certain covenants that may limit MSG's ability to utilize all of the undrawn funds available thereunder.

In July 1997, a wholly-owned subsidiary of MSG borrowed $20,000 under promissory notes with various lending institutions which bore interest at LIBOR plus a margin and matured in July 2002. In September 2000, these notes were repaid with borrowings under the MSG Credit Facility.



                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

Cablevision Electronics

Cablevision Electronics has a $130,000 revolving credit facility maturing on April 9, 2001, as amended. Under the terms of the credit facility, the total amount of borrowings available to Cablevision Electronics is subject to an availability calculation based on a percentage of eligible inventory. The total amount outstanding under the credit agreement at December 31, 2000 and 1999 was approximately $66,902 and $73,817, respectively, and bore interest at 8.6% and 7.8%, respectively. As of December 31, 2000, $24,010 was restricted for certain letters of credit issued on behalf of Cablevision Electronics. Unrestricted and undrawn funds available amounted to $37,745 on December 31, 2000 based on the level of inventory as of that date.

Borrowings under the credit agreement are secured by Cablevision Electronics' assets. The credit agreement contains various restrictive covenants with which Cablevision Electronics was in compliance at December 31, 2000.

CCG Holdings, Inc.

CCG Holdings, Inc., a wholly-owned subsidiary of CSC Holdings, had a $15,000 revolving credit bank facility maturing on June 30, 2003 which was repaid and retired in September 2000 with funds made available by CSC Holdings. As of December 31, 1999, there was $9,691 outstanding under this bank facility.

Senior Notes and Debentures

The following table summarizes CSC Holdings' senior notes and debentures:

                                                                       Original
                                                      Face               Issue                    Carrying Amount
                                                     Amount             Discount                    December 31,
                                                     ------             --------         -------------------------------
                                                                                             2000                1999
                                                                                             ----                ----
8-1/8% Senior Notes
  due July 2009, issued July 1999..............   $   500,000         $    2,330         $   498,026         $   497,786
7-1/4% Senior Notes
  due July 2008, issued July 1998..............       500,000                  -             500,000             500,000
7-5/8% Senior Debentures
  due July 2018, issued July 1998..............       500,000                495             499,565             499,541
7-7/8% Senior Debentures
  due February 2018, issued February 1998......       300,000              3,429             297,061             296,893
7-7/8% Senior Notes
  due December 2007, issued December 1997......       500,000                525             499,632             499,584
8-1/8% Senior Debentures
  due August 2009, issued August 1997..........       400,000              1,492             398,924             398,798
                                                   ----------         ----------          ----------          ----------
                                                   $2,700,000         $    8,271          $2,693,208          $2,692,602
                                                   ==========         ==========          ==========          ==========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

The senior notes and debentures are not redeemable by CSC Holdings prior to maturity. The indentures under which the senior notes and debentures were issued contain various convenants, which are generally less restrictive than those contained in the Company's Credit Agreement, with which the Company was in compliance at December 31, 2000.

Subordinated Notes and Debentures

The following table summarizes CSC Holdings' senior subordinated notes and debentures:

                                                        Carrying Amount
                                                          December 31,                      Redemption
                                    Principal     ----------------------------    ------------------------------
                                      Amount          2000             1999          Date*                Price
                                      ------          ----             ----          -----                -----
9-7/8% Senior Subordinated
   Notes due 2006,
   issued 1996..................   $   150,000    $   149,618      $   149,558    May 15, 2001          104.938%
                                                                                  May 15, 2002          103.292%
                                                                                  May 15, 2003          101.646%
10-1/2% Senior Subordinated
   Debentures due 2016,
   issued 1996..................       250,000        250,000          250,000    May 15, 2006          105.250%
                                                                                  May 15, 2007          103.938%
                                                                                  May 15, 2008          102.625%
                                                                                  May 15, 2009          101.313%
9-1/4% Senior Subordinated
   Notes due 2005,
   issued 1995..................       300,000        300,000          300,000    November 1, 2000      104.625%
                                                                                  November 1, 2001      103.1%
                                                                                  November 1, 2002      101.5%
9-7/8% Senior Subordinated
   Debentures due 2013,
   issued 1993..................       200,000        199,243          199,180    February 15, 2003     104.8%
                                                                                  February 15, 2004     103.6%
                                                                                  February 15, 2005     102.4%
                                                                                  February 15, 2006     101.2%
9-7/8% Senior Subordinated
   Debentures due 2023,
   issued 1993..................       150,000        149,787          149,775                **           **
                                    ----------     ----------       ----------
                                    $1,050,000     $1,048,648       $1,048,513
                                    ==========     ==========       ==========

----------
* The notes/debentures are redeemable, at CSC Holdings' option, in whole or in part, on the redemption dates listed at the respective percentage of the principal amount and thereafter at 100% of the aggregate principal amount, in each case together with accrued interest to the redemption date.
** The debentures are redeemable, at CSC Holdings' option, on and after April 1, 2003 at the redemption price of 104.938% reducing ratably to 100% of the principal amount on and after April 1, 2010, in each case together with accrued interest to the redemption date.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

The indentures under which the subordinated notes and debentures were issued contain various covenants, which are generally less restrictive than those contained in the Company's Credit Agreement and with which the Company was in compliance at December 31, 2000.

Summary of Five Year Debt Maturities

Total amounts payable by the Company and its subsidiaries under its various debt obligations outstanding as of December 31, 2000, including capital leases, during the five years subsequent to December 31, 2000 are as follows:

                    2001                 $165,000

                    2002                  119,000

                    2003                  383,000

                    2004                  713,000

                    2005                  498,000

NOTE 6. PREFERRED STOCK OF CSC HOLDINGS, INC.

The following summarizes the changes in each series of CSC Holdings' preferred stock:

                                    Series I Preferred            Series M Preferred         Series H Preferred        Total
                                   Shares        Balance         Shares        Balance       Shares      Balance       Balance
                                -----------     ---------      ----------     ----------    ---------    --------    ----------
December 31, 1997 ............   13,800,000     $ 323,331       7,987,603     $  798,760    3,250,478    $325,048    $1,447,139
Dividends paid in
     additional shares .......           --            --         926,260         92,626      399,050      39,905       132,531
                                -----------     ---------      ----------     ----------    ---------    --------    ----------
December 31, 1998 ............   13,800,000       323,331       8,913,863        891,386    3,649,528     364,953     1,579,670
Dividend paid in
     additional shares .......           --            --       1,033,678        103,368      448,042      44,804       148,172
Redemption ...................  (13,800,000)     (323,331)             --             --           --          --      (323,331)
                                -----------     ---------      ----------     ----------    ---------    --------    ----------
December 31, 1999 ............           --            --       9,947,541        994,754    4,097,570     409,757     1,404,511
Dividend paid in
     additional shares .......           --            --       1,153,585        115,359      244,243      24,424       139,783
                                -----------     ---------      ----------     ----------    ---------    --------    ----------
December 31, 2000 ............           --     $      --      11,101,126     $1,110,113    4,341,813    $434,181    $1,544,294
                                ===========     =========      ==========     ==========    =========    ========    ==========

In September 1999, CSC Holdings exercised its right to redeem all of its outstanding shares of 8-1/2% Series I Cumulative Convertible Exchangeable Preferred Stock ("Series I Preferred"). The redemption occurred on November 2, 1999, at a price equal to 102.8% of the liquidation preference, plus accrued dividends. Investors held the Series I Preferred through interests in depositary shares (each of which represented a 1/10th interest in a share of the Series I Preferred) which were redeemable simultaneously. Each depositary share was convertible into approximately 1.4828 shares of the Company's Class A Common Stock. As of December 31, 1999, 13,797,625 depositary shares out of 13,800,000 depositary shares outstanding had been converted into 20,458,925 shares of the Company's Class A Common Stock, with the remaining 2,375 depositary shares being redeemed for cash. CSC Holdings paid a cash dividend on the Series I Preferred of approximately $21,898 in 1999 and $29,325 in 1998.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

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

In September 1995, CSC Holdings issued 2,500,000 shares of its $.01 par value 11-3/4% Series H Redeemable Exchangeable Preferred Stock (the "Series H Preferred Stock") with an aggregate liquidation preference of $100 per share. CSC Holdings is required to redeem the Series H Preferred Stock on October 1, 2007 at a redemption price per share equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends thereon. Before October 1, 2000, dividends could, at the option of CSC Holdings, be paid in cash or by issuing fully paid and nonassessable shares of Series H Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends. On and after October 1, 2000, dividends must be paid in cash. The terms of the Series H Preferred Stock permit CSC Holdings, at its option, to exchange the Series H Preferred Stock for CSC Holdings' 11-3/4% Senior Subordinated Debentures due 2007 in an aggregate principal amount equal to the aggregate liquidation preference of the shares of Series H Preferred Stock. CSC Holdings paid a cash dividend on the Series H Preferred Stock of approximately $25,511 in 2000.

Preferred stock dividend requirements of CSC Holdings are included in minority interests in the accompanying consolidated statements of operations.

NOTE 7. INCOME TAXES

The Company files a consolidated federal income tax return with its more than 80% owned subsidiaries. Rainbow Media Holdings files a separate consolidated federal income tax return with its subsidiaries. At December 31, 2000, the Company had consolidated net operating loss carry forwards of approximately $1,039,792 and Rainbow Media Holdings had consolidated federal net operating loss carry forwards of approximately $757,033 expiring on various dates through 2020. These net operating loss carry forwards reflect approximately $220,305 in stock compensation deductions which would result in an adjustment to paid-in capital upon realization of such net operating loss carry forward. As a result of certain ownership changes, a portion of Rainbow Media Holdings' pre-1999 loss carry forwards may be subject to annual limitations on deductions.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

The tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 2000 and 1999 are as follows:

                                                                       2000            1999
                                                                       ----            ----
Deferred Asset (Liability)

     Depreciation and amortization ..........................       $  34,780       $(104,495)
     Investments ............................................         (39,408)        (98,074)
     Benefit plans ..........................................         100,520         126,458
     Allowance for doubtful accounts ........................          15,382          10,526
     Deferred gains .........................................        (199,274)        (40,997)
     Benefits of tax loss carry forwards ....................         754,666         886,286
     Unrealized gains on available-for-sale securities ......        (120,305)             --
     Other ..................................................             355           9,411
                                                                    ---------       ---------
          Net deferred tax assets ...........................         546,716         789,115
     Valuation allowance ....................................        (546,716)       (789,115)
                                                                    ---------       ---------
                                                                    $      --       $      --
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

Although, as a result of the cable systems sales in 2001, the Company may realize the benefit of certain net operating loss carry forwards, it has provided a valuation allowance for the full amount of its net deferred tax assets principally as a result of the Company's history of operating losses.

In 2000 and 1999, the Company recorded approximately $42,500 and $6,700, respectively, principally of state and local income taxes as a result of the sale of certain cable assets and are included in miscellaneous expenses. This expense differs from the statutory tax rate primarily due to a $104,000 benefit due to the Company's net operating loss carry forwards.

NOTE 8. OPERATING LEASES

The Company leases certain office, production, transmission, theater, event, and retail store facilities under terms of leases expiring at various dates through 2027. The leases generally provide for fixed annual rentals plus certain real estate taxes and other costs. Rent expense for the years ended December 31, 2000, 1999 and 1998 amounted to $99,638, $97,300 and $83,003, respectively.

In addition, the Company rents space on utility poles for its operations. The Company's pole rental agreements are for varying terms, and management anticipates renewals as they expire. Pole rental expense for the years ended December 31, 2000, 1999 and 1998 amounted to approximately $12,237, $13,081 and $12,490, respectively.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

The minimum future annual rentals for all operating leases during the next five years, including pole rentals from January 1, 2001 through December 31, 2005, and thereafter, at rates now in force are approximately: 2001, $95,335; 2002, $91,824; 2003, $88,946; 2004, $87,047; 2005, $78,432; thereafter, $546,081.

NOTE 9. AFFILIATE TRANSACTIONS

The Company purchases services from certain cable television programming and advertising companies in which Rainbow Media Holdings directly or indirectly held varying ownership interests during the three years ended December 31, 2000. Costs incurred by the Company for programming and advertising services provided by these non-consolidated affiliates and included in operating expense for the years ended December 31, 2000, 1999 and 1998 amounted to approximately $2,320, $4,691 and $2,942, respectively. At December 31, 2000 and 1999 amounts due to certain of these affiliates, primarily for programming services provided to the Company, aggregated $3,904 and $1,391, respectively, and are included in accounts payable. At December 31, 2000 and 1999, amounts due from certain of these programming and advertising affiliates aggregated $6,033 and $801, respectively, and are included in advances to affiliates.

The Company's equity in the net losses of these affiliates was approximately $20,681, $11,318 and $31,851 in 2000, 1999 and 1998, respectively. At December
31, 2000 and 1999, the Company's investment in these programming and advertising companies amounted to approximately $54,825 and $46,420, respectively.

During 2000, 1999 and 1998, the Company provided programming services to or incurred costs on behalf of other affiliates engaged in providing cable television, cable television programming, and related services. Amounts due from these affiliates amounted to $15,726 and $16,518 at December 31, 2000 and 1999, respectively and are included in advances to affiliates.

In October 1997, the Company entered into an agreement with At Home Corporation ("Excite@Home") and certain of its shareholders, pursuant to which the Company agreed to enter into agreements for the distribution of the Excite@Home service over certain of the Company's cable television systems on the same terms and conditions as Excite@Home's founding partners, TCI, Comcast Corporation and Cox Communications, Inc. The Company received a warrant to purchase 15,751,568 shares of Excite@Home's Series A Common Stock at an exercise price of $.25 per share. Additionally, in 1998 a warrant to purchase 4,711,028 shares of Excite@Home's Series A Common Stock at $.25 per share was received in connection with the acquisition of the TCI Systems (see Note 2). The Excite@Home network distributes high-speed interactive services to residences and businesses using its own network architecture and a variety of transport options, including the cable industry's hybrid fiber coaxial infrastructure.

The original aggregate fair market value of the warrants received of $248,134, as determined by independent appraisals, has been recorded in other investments in the accompanying consolidated

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

balance sheets and is accounted for under the cost method. The fair market value of the warrants was recorded as deferred revenue and is being amortized to income over the period in which the Company is obligated to provide the necessary services to Excite@Home. In 2000, 1999 and 1998 the Company recorded $60,000, $50,136 and $35,821, respectively, of revenue relating to this transaction. In 2000, the Company recognized a loss on investments of approximately $139,682 reflecting the decline in the fair value of the warrants.

In August 1996, the Company entered into an agreement with Northcoast PCS, LLC ("Northcoast") and certain of its affiliates, to form a limited liability company (the "LLC") to participate in the auctions conducted by the Federal Communications Commission ("FCC") for certain licenses to conduct a personal communications service ("PCS") business. The Company has contributed an aggregate of approximately $114,560 to the LLC (either directly or through a loan to Northcoast) and holds a 49.9% interest in the LLC and certain preferential distribution rights. The Company recorded a loss of $2,524, $7,916 and $5,517 in 2000, 1999 and 1998, respectively, representing its share of the losses of the LLC. Northcoast is a Delaware corporation controlled by John Dolan, who is a nephew of Charles F. Dolan and a cousin of James L. Dolan, the Company's Chairman and Chief Executive Officer, respectively.

In 1996, Rainbow Media Holdings invested in a joint venture formed with a subsidiary of Loral Space and Communications, Ltd. for the purpose of exploiting certain direct broadcast satellite ("DBS") frequencies. Rainbow Media Holdings also contributed to the joint venture its interest in certain agreements with the licensee of such frequencies. Rainbow Media Holdings' investment amounted to $1,188 and $386 at December 31, 2000 and 1999, respectively. Earlier in 1999, based upon its then current business plans, the Company determined that it could no longer recover its initial investment in the joint venture and wrote down its investment by $15,100.

NOTE 10. BENEFIT PLANS

Effective January 1, 1998, the Company established a Cash Balance Retirement Plan (the "Retirement Plan"), which replaced the Company's former money purchase pension plan for the benefit of employees other than those of MSG, Cablevision Electronics and CCG Holdings, Inc. Under the Retirement Plan, the Company will credit a certain percentage of eligible base pay into an account established for each participant which will earn a market based rate of return annually. Net periodic pension cost for the years ended December 31, 2000, 1999 and 1998 amounted to $8,008, $6,218 and $5,555, respectively. At December 31, 2000 and 1999, the accumulated benefit obligation amounted to $22,092 and $11,309, respectively.

The Company also maintains a 401(k) savings plan, pursuant to which an employee can contribute a percentage of eligible annual compensation, as defined. The Company also makes matching contributions for a portion of employee contributions to the 401(k) savings plan. The cost associated with the 401(k) savings plan was approximately $7,932, $6,102 and $4,492 for the years ended December 31, 2000, 1999 and 1998, respectively.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

The Company maintains the CSSC Supplemental Benefit Plan (the "Supplemental Plan") for the benefit of certain officers and employees of the Company. As part of the Supplemental Plan, the Company established a nonqualified defined benefit pension plan, which provides that, upon attaining normal retirement age, a participant will receive a benefit equal to a specified percentage of the participant's average compensation, as defined. All participants are 100% vested in the Supplemental Plan. Net periodic pension cost for the years ended December 31, 2000, 1999 and 1998 was negligible. At December 31, 2000 and 1999, the fair value of Supplemental Plan assets exceeded the projected benefit obligation by approximately $1,707 and $3,071, respectively.

MSG sponsors several non-contributory pension plans covering MSG's employees. Benefits payable to retirees under these plans are based upon years of service and participant's compensation and are funded through trusts established under the plans. Plan assets are invested primarily in common stocks, bonds, United States government securities and cash. At December 31, 2000 and 1999, the accrued benefit cost amounted to $11,363 and $10,796, respectively, and for the years ended December 31, 2000, 1999 and 1998, net periodic pension cost amounted to $2,227, $2,611 and $2,254, respectively.

MSG also sponsors a welfare plan which provides certain postretirement health care and life insurance benefits to certain employees and their dependents who are eligible for early or normal retirement under MSG's retirement plan. The welfare plan is insured through a managed care provider and MSG funds these benefits with premium payments. For the years ended December 31, 2000, 1999 and 1998, the periodic postretirement benefit cost amounted to $187, $204 and $84, respectively, and the accrued benefit cost amounted to $6,257 and $6,154, respectively.

NOTE 11. STOCK BENEFIT PLANS

The Company has an Employee Stock Plan (the "1985 Stock Plan") under which the Company is authorized to issue a maximum of 14,000,000 shares. Pursuant to its terms, no awards could be granted under the 1985 Stock Plan after December 5, 1995. Under the 1985 Stock Plan, the Company granted incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, stock grants and stock bonus awards. The exercise price of stock options could not be less than the fair market value per share of Class A Common Stock on the date the option was granted and the options could expire no longer than ten years from date of grant. Stock appreciation rights provide for the employee to receive a cash payment in an amount equal to the difference between the fair market value of the stock as of the date the right is exercised, and the exercise price.

The Company also has an Employee Stock Plan (the "Employee Stock Plan"), under which the Company is authorized to issue a maximum of 13,000,000 shares. Under the Employee Stock Plan, the Company is able to grant incentive stock options, nonqualified stock options, restricted stock, conjunctive and alternative stock appreciation rights, stock grants and stock bonus awards. The other terms of the Employee Stock Plan are substantially identical to those of the 1985 Stock Plan, except that under the Employee Stock Plan, the Compensation Committee has the authority, in its

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

discretion, to add performance criteria as a condition to any employee's exercise of an award granted under the Employee Stock Plan.

As a result of stock awards, bonus awards, stock appreciation rights and the expensing of the cash payment made for certain executive stock options, the Company recorded expense of approximately $84,195, $255,789 and $146,179 in 2000, 1999 and 1998, respectively. These amounts reflect vesting schedules for applicable grants as well as fluctuations in the market price of the Company's Class A Common Stock.

The Company applies APB 25 and related interpretations in accounting for its stock option plans. Had compensation cost been recognized consistent with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), for options granted in 1995 through 2000, the Company's net loss would have increased by $90,749, $45,607 and $16,151 in 2000, 1999 and 1998, respectively. Pro forma net income per share would have been $0.80 and pro forma diluted net income per share would have been $0.78 for the year ended December 31, 2000. Pro forma net loss per share would have been $(5.41) and $(3.27) for the years ended December 31, 1999 and 1998, respectively.

The per share weighted average value of stock options issued by the Company during 2000, 1999 and 1998, as determined by the Black-Scholes option pricing model, was $29.00, $35.27 and $14.25, respectively, on the date of grant. In these years, the Company assumed no declaration of dividends and an expected life of five years in determining the value of stock options granted. In addition, the calculations assumed a risk free interest rate of approximately 5.0%, 6.3% and 5.0% and expected volatility of 45.2%, 49.7% and 52.8% in 2000,
1999 and 1998, respectively.

Stock transactions under the 1985 Stock Plan and the Employee Stock Plan are as follows:

                                                   Shares            Stock
                                                   Under          Appreciation        Stock           Available           Option
                                                   Option            Rights           Awards          For Grant         Price Range
                                                   ------            ------           ------          ---------         -----------
Balance, December 31, 1997 ...............        5,507,548         5,340,944         539,002         1,593,010         $6.13-$13.03

   1996 Plan amendment ...................               --                --              --         7,000,000
   Granted ...............................        2,265,500         2,265,500              --        (2,265,500)       $27.63-$43.50
   Exercised/issued ......................       (1,263,220)       (1,164,932)       (221,852)               --         $6.13-$30.16
   Cancelled-1985 Stock Plan .............           (6,604)           (6,604)         (6,840)               --         $6.91-$13.03
   Cancelled-Employee
        Stock Plan* ......................         (345,364)         (345,360)        (32,060)          377,424         $7.13-$12.38
                                                 ----------        ----------        --------        ----------

Balance, December 31, 1998 ...............        6,157,860         6,089,548         278,250         6,704,934         $6.13-$43.50

   Granted ...............................        3,108,561         1,512,449           9,180        (3,117,741)       $67.50-$76.31
   Exercised/issued ......................       (1,174,609)       (1,740,534)             --                --         $6.13-$42.88
   Cancelled-1985 Stock Plan .............          (22,852)          (28,400)             --                --         $6.13-$42.88
   Cancelled-Employee
        Stock Plan* ......................         (609,301)         (812,535)        (28,538)          637,839         $7.13-$12.38
                                                 ----------        ----------        --------        ----------

Balance, December 31, 1999 ...............        7,459,659         5,020,528         258,892         4,225,032         $6.13-$76.31

   Granted ...............................        3,666,800         3,435,400              --        (3,666,800)       $62.72-$74.69
   Exercised/issued ......................       (1,677,804)       (1,959,032)             --                --         $6.13-$74.69
   Cancelled-Employee
        Stock Plan* ......................         (139,783)         (132,783)       (258,892)          398,675         $7.88-$74.69
                                                 ----------        ----------        --------        ----------

Balance, December 31, 2000 ...............        9,308,872         6,364,113              --           956,907         $6.13-$76.31
                                                 ==========        ==========        ========        ==========

----------
* includes stock awards paid in cash.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2000:

                                        Options Outstanding                   Options Exercisable
                            ------------------------------------------      -------------------------
                                              Weighted        Weighted                       Weighted
                                               Average         Average                       Average
   Ranges of                                  Remaining       Exercise                       Exercise
Exercise Prices               Shares        Life in Years       Price        Shares           Price
-----------------------------------------------------------------------------------------------------
 $  6.13 - 7.63               615,236            5.3           $  7.11       615,236          $ 7.11
   7.64 - 15.26               584,418            4.5             11.49       572,266           11.56
  15.27 - 22.89                 3,334            7.1             22.47         3,334           22.47
  22.90 - 30.53             1,540,032            7.2             27.60       941,554           27.64
  30.54 - 38.16                40,000            7.2             33.73        40,000           33.73
  38.17 - 45.79                85,085            7.7             41.47        52,081           41.48
  61.05 - 68.68             5,836,200            8.8             64.62       949,423           67.30
  68.69 - 76.31               604,567            5.2             75.11       376,387           75.66

At December 31, 2000, options for 9,308,872 shares were outstanding with a weighted average exercise price of $51.67 and a weighted average remaining life of 7.8 years. At December 31, 2000, options for 3,550,281 shares were exercisable with a weighted average exercise price of $37.43. Options and stock appreciation rights granted in 2000, 1999 and 1998 vest in 33-1/3 annual increments beginning one year from the date of grant.

NOTE 12. COMMITMENTS AND CONTINGENCIES

The Company, through Rainbow Media Holdings, has entered into several contracts, including rights agreements, with professional sports teams and others relating to cable television programming. In addition, Rainbow Media Holdings, through MSG, has employment agreements with both players and coaches of its professional sports teams. Certain of these contracts, which provide for payments that are guaranteed regardless of employee injury or termination, are covered by disability insurance if certain conditions are met.

Future cash payments required under these contracts as of December 31, 2000 are as follows:

                        2001               $  316,902
                        2002                  231,277
                        2003                  193,633
                        2004                  157,336
                        2005                  105,276
                  Thereafter                1,066,466
                                           ----------
                       Total               $2,070,890
                                           ==========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

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

At Home Warrants

The fair value of the At Home warrants is based upon the Black-Scholes pricing model.

Investments in Marketable Securities

Available-for-sale marketable securities are carried at their fair value based upon quoted market prices.

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

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

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

The fair value of the Company's financial instruments are summarized as follows:

                                                          December 31, 2000
                                                      --------------------------
                                                      Carrying        Estimated
                                                       Amount         Fair Value
                                                       ------         ----------

At Home warrants .............................       $  108,452       $  108,452
                                                     ==========       ==========

Long term debt instruments:
  Bank debt ..................................       $2,683,432       $2,683,432
  Senior notes and debentures ................        2,693,208        2,633,960
  Subordinated notes and debentures ..........        1,048,648        1,099,750
  Redeemable exchangeable preferred
     stock of CSC Holdings ...................        1,544,294        1,642,921
                                                     ----------       ----------
                                                     $7,969,582       $8,060,063
                                                     ==========       ==========
Interest rate swap agreements:
  In a net receivable position ...............       $       --       $    1,980
                                                     ==========       ==========


                                                          December 31, 1999
                                                      --------------------------
                                                      Carrying        Estimated
                                                       Amount         Fair Value
                                                       ------         ----------
At Home warrants .............................       $  248,134       $  867,103
                                                     ==========       ==========
Long term debt instruments:
  Bank debt ..................................       $2,254,487       $2,254,487
  Senior notes and debentures ................        2,692,602        2,608,845
  Subordinated notes and debentures ..........        1,048,513        1,102,500
  Redeemable exchangeable preferred
     stock of CSC Holdings ...................        1,404,511        1,539,173
                                                     ----------       ----------
                                                     $7,400,113       $7,505,005
                                                     ==========       ==========
Interest rate swap agreements:
  In a net payable position ..................       $       --       $    3,265
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

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

NOTE 15. SEGMENT INFORMATION

The Company classifies its business interests into four segments:
Telecommunication Services, consisting principally of its cable television, telephone and modem services operations; Rainbow Media Group, consisting principally of interests in national and regional cable television programming networks; MSG, which owns and operates professional sports teams, regional cable television networks, live productions and entertainment venues; and Retail Electronics, which represents the operations of Cablevision Electronics' retail electronics stores.

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

                                                     Years Ended December 31,
                                           -----------------------------------------
                                               2000           1999           1998
                                               ----           ----           ----
Revenues
Telecommunication Services .....           $ 2,328,194    $ 2,151,308    $ 1,886,190
Rainbow Media Group ............               484,816        361,756        283,546
MSG ............................               876,397        785,234        662,080
Retail Electronics .............               693,354        603,294        464,388
All Other ......................               200,499        181,731         77,026
Intersegment eliminations ......              (172,212)      (140,338)      (108,087)
                                           -----------    -----------    -----------
           Total ...............           $ 4,411,048    $ 3,942,985    $ 3,265,143
                                           ===========    ===========    ===========

                                                   Years Ended December 31,
                                           ---------------------------------------
                                              2000            1999         1998
                                              ----            ----         ----
Adjusted Operating Cash Flow (Unaudited)
Telecommunication Services .............   $   931,081    $   916,233    $ 762,823
Rainbow Media Group ....................       120,453         87,902       53,182
MSG ....................................       171,483        142,606      122,612
Retail Electronics .....................       (56,520)       (37,934)     (19,737)
All Other ..............................       (93,600)       (91,858)     (42,318)
                                           -----------    -----------    ---------
           Total .......................   $ 1,072,897    $ 1,016,949    $ 876,562
                                           ===========    ===========    =========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

                                                                         December 31,
                                                               ------------------------------
                                                                  2000                1999
Assets
Telecommunication Services..............................       $4,521,775          $4,490,364
Rainbow Media Group.....................................          843,789             642,976
MSG.....................................................        1,891,993           1,945,115
Retail Electronics......................................          278,209             220,898
Corporate, other and intersegment eliminations..........          737,524            (169,045)
                                                               ----------          ----------
           Total........................................       $8,273,290          $7,130,308
                                                               ==========          ==========

A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:

                                                                     Years Ended December 31,
                                                              ----------------------------------------
                                                                 2000           1999           1998
Revenues
Total revenue for reportable segments ....................    $4,382,761     $3,901,592     $3,296,204
Other revenue and intersegment eliminations ..............        28,287         41,393        (31,061)
                                                              ----------     ----------     ----------
       Total consolidated revenue ........................    $4,411,048     $3,942,985     $3,265,143
                                                              ==========     ==========     ==========

Adjusted Operating Cash Flow to Net Loss (Unaudited)
Total adjusted operating cash flow for reportable
       segments ..........................................    $1,166,497     $1,108,807       $918,880
Other adjusted operating cash flow deficit ...............       (93,600)       (91,858)       (42,318)
Items excluded from adjusted operating cash flow
       Depreciation and amortization .....................    (1,018,246)      (893,797)      (734,107)
       Incentive stock plan expense ......................       (84,195)      (255,789)      (146,179)
       Year 2000 remediation .............................        (3,473)       (41,477)        (7,593)
       Interest expense ..................................      (569,251)      (470,549)      (426,402)
       Interest income ...................................         6,636          4,809         24,028
       Equity in net loss of affiliates ..................       (16,685)       (19,234)       (37,368)
       Gain on sale of cable assets and
            programming interests , net ..................     1,209,865             --        170,912
       Impairment charges on investments .................      (146,429)       (15,100)            --
       Write off of deferred interest and financing costs         (5,209)        (4,425)       (23,482)
       Provision for preferential payment to related party            --             --           (980)
       Minority interests ................................      (164,679)      (120,524)      (124,677)
       Miscellaneous, net ................................       (51,978)        (1,470)       (19,218)
                                                              ----------     ----------     ----------
                 Net income (loss) .......................    $  229,253     $ (800,607)    $ (448,504)
                                                              ==========     ==========     ==========

Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

The Company does not have a single external customer which represents 10 percent or more of its consolidated revenues.

NOTE 16. SUBSEQUENT EVENTS

In January 2001, the Company completed the sale of its cable systems in Boston and Eastern Massachusetts to AT&T Corporation ("AT&T") in exchange for AT&T's cable systems in certain northern New York suburbs, 44,260,932 shares of AT&T stock, valued at approximately $893,500 at closing, and approximately $289,900 in cash. The Company anticipates recording a gain on the sale.

In February 2001, Cablevision entered into an agreement with Metro-Goldwyn-Mayer Inc. ("MGM") for MGM to acquire a 20% interest in certain programming businesses of Rainbow Media Holdings for $825,000 in cash.

In March 2001, the Company amended and restated its Certificate of Incorporation to increase the number of authorized shares of Preferred Stock from 10 million to 50 million and to increase the number of authorized shares of common stock from 560 million to 1.88 billion of which:

      o 800 million are designated Cablevision NY Group Class A common stock,
      o 320 million are designated Cablevision NY Group Class B common stock,
      o 600 million are designated Rainbow Media Group Class A tracking stock, and
      o 160 million are designated Rainbow Media Group Class B tracking stock.

In March 2001, the Company amended the Employee Stock Plan to reflect the redesignation of the Company's Class A common stock into Cablevision NY Group Class A common stock, and reflect the distribution of Rainbow Media Group Class A tracking stock. In addition, the number of shares available for issuance under the Employee Stock Plan was increased by 19,200,000, any or all of which may be Cablevision NY Group common stock or Rainbow Media Group common stock.

In March 2001, CSC Holdings issued $1,000,000 face amount of 7-5/8% senior notes due 2011. The notes were issued at a discount of $3,210. The net proceeds were used to reduce bank debt outstanding. The notes are not redeemable by CSC Holdings prior to maturity.

On March 29, 2001, the Company distributed a new series of common stock called Rainbow Media Group tracking stock. The new series is designed to track the economic performance of the businesses and interests of the Rainbow Media Group ("RMG"), which are currently part, but not all, of the Company's Rainbow Media Holdings subsidiary. The tracking stock was distributed to holders of the Company's common stock at a ratio of one share of RMG for every two shares of the Company's common stock held. The Company's existing common stock was redesignated as Cablevision NY Group common stock.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

As of March 22, 2001, approximately $531,300 in cash had been received from the monetization of a portion of the Company's investments in Charter and Adelphia common stock. The proceeds were used to repay Restricted Group bank debt.

On March 28, 2001, a newly-formed wholly-owned subsidiary of Rainbow Media Holdings acquired Sterling Digital, LLC from CSC Holdings for CSC Holdings' net cash investment plus interest at CSC Holdings' borrowing rate. CSC Holdings had acquired Sterling Digital, LLC from Charles F. Dolan on August 31, 2000 for his net investment together with interest thereon amounting to $4,633. The difference between the amount paid and the book value of the net assets acquired of $4,083 was reflected as a distribution to shareholder in the consolidated statements of stockholders' deficiency.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

NOTE 17. INTERIM FINANCIAL INFORMATION (Unaudited)

The following is a summary of selected quarterly financial data for the years ended December 31, 2000 and 1999.

                                                  March 31,         June 30,       September 30,      December 31,         Total
                                                    2000              2000             2000               2000              2000
                                                    ----              ----             ----               ----              ----
Revenues, net                                   $ 1,048,224       $ 1,081,577       $ 1,035,548       $ 1,245,699       $ 4,411,048
Operating expenses                                  988,493         1,066,279         1,009,152         1,380,141         4,444,065
                                                -----------       -----------       -----------       -----------       -----------
Operating income (loss)                         $    59,731       $    15,298       $    26,396       $  (134,442)      $   (33,017)
                                                ===========       ===========       ===========       ===========       ===========
Net income (loss)                               $  (115,495)      $  (171,748)      $   (40,142)      $   556,638       $   229,253
                                                ===========       ===========       ===========       ===========       ===========
Basic net income (loss) per
   common share                                 $      (.67)      $      (.99)      $      (.23)      $      3.19       $      1.32
                                                ===========       ===========       ===========       ===========       ===========
Diluted net income (loss) per
   common share                                 $      (.67)      $      (.99)      $      (.23)      $      3.13       $      1.29
                                                ===========       ===========       ===========       ===========       ===========

                                                  March 31,         June 30,       September 30,      December 31,         Total
                                                    1999              1999             1999               1999              1999
                                                    ----              ----             ----               ----              ----
Revenues, net                                   $   933,708       $   946,309       $   902,310       $ 1,160,658       $ 3,942,985
Operating expenses                                1,040,755           954,580           922,674         1,199,090         4,117,099
                                                -----------       -----------       -----------       -----------       -----------
Operating loss                                  $  (107,047)      $    (8,271)      $   (20,364)      $   (38,432)      $  (174,114)
                                                ===========       ===========       ===========       ===========       ===========
Net loss                                        $  (238,647)      $  (167,847)      $  (178,063)      $  (216,050)      $  (800,607)
                                                ===========       ===========       ===========       ===========       ===========
Basic and diluted net loss per
   common share                                 $     (1.57)      $     (1.10)      $     (1.17)      $     (1.27)      $     (5.12)
                                                ===========       ===========       ===========       ===========       ===========

Net income (loss) per share amounts for each quarter are required to be computed independently. As a result, their sum may not equal the total year net income
(loss) per share.

CSC HOLDINGS, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations

In April 1999, Cablevision Systems Corporation contributed the cable television systems acquired from Tele-Communications, Inc. ("TCI Systems") on March 4, 1998 to CSC Holdings, Inc. ("CSC Holdings"). This transaction was accounted for in a manner similar to a pooling of interests, whereby the assets and liabilities of the TCI Systems were recorded at historical book value. Prior period consolidated financial statements of CSC Holdings have been restated to include the financial position and results of operations of the TCI Systems from March 4, 1998. As a result, the operations of CSC Holdings are identical to the operations of Cablevision Systems Corporation, except for dividends attributable to the preferred stock of CSC Holdings which have been reported in minority interests in the consolidated financial statements of Cablevision Systems Corporation. Refer to Cablevision Systems Corporation's Management's Discussion and Analysis of Financial Condition and Results of Operations filed as part of this document.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholder
CSC Holdings, Inc.

We have audited the accompanying consolidated balance sheets of CSC Holdings, Inc. and subsidiaries (a wholly-owned subsidiary of Cablevision Systems Corporation) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholder's deficiency and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule listed in Item 14(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSC Holdings, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                                    /s/ KPMG LLP

Melville, New York
March 29, 2001

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999
                             (Dollars in thousands)

      ASSETS                                                 2000         1999
                                                             ----         ----
Cash and cash equivalents .............................   $   37,940   $   62,665

Accounts receivable trade (less allowance
    for doubtful accounts of $38,878 and $35,357) .....      304,413      226,304

Notes and other receivables ...........................      149,366      129,596

Inventory, prepaid expenses and other assets ..........      296,388      211,179

Property, plant and equipment, net ....................    3,285,674    2,752,495

Investments in affiliates .............................       97,224       58,423

Investment securities available-for-sale ..............      811,618           --

Other investments .....................................      116,940      256,442

Advances to affiliates ................................       96,519       46,685

Feature film inventory ................................      347,208      335,826

Net assets held for sale ..............................      309,423      269,349

Franchises, net of accumulated amortization of
    $777,526 and $703,237 .............................      422,900      651,777

Affiliation and other agreements, net of
    accumulated amortization of $307,028 and $244,249 .      199,352      173,250

Excess costs over fair value of net assets acquired
    and other intangible assets, net of accumulated
    amortization of $853,493 and $727,134 .............    1,665,318    1,816,030

Deferred financing, acquisition and other costs, net of
    accumulated amortization of $72,962 and $51,063 ...      133,007      140,287
                                                          ----------   ----------
                                                          $8,273,290   $7,130,308
                                                          ==========   ==========


                           See accompanying notes to
                       consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999
                (Dollars in thousands, except per share amounts)

                                                                        2000           1999
                                                                        ----           ----
                    LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Accounts payable ................................................   $   474,088    $   410,413
Accrued liabilities:
      Interest ..................................................       120,032        117,854
      Employee related costs ....................................       426,471        463,925
      Other .....................................................       539,565        466,820
Accounts payable to affiliates ..................................        47,388         12,745
Feature film and contract obligations ...........................       331,483        371,126
Deferred revenue ................................................       229,326        274,043
Bank debt .......................................................     2,683,432      2,254,487
Senior notes and debentures .....................................     2,693,208      2,692,602
Subordinated notes and debentures ...............................     1,048,648      1,048,513
Capital lease obligations and other debt ........................       114,173         99,099
                                                                    -----------    -----------
      Total liabilities .........................................     8,707,814      8,211,627
                                                                    -----------    -----------

Minority interests ..............................................       587,985        592,583
                                                                    -----------    -----------

Series H Redeemable Exchangeable Preferred Stock ................       434,181        409,757
                                                                    -----------    -----------

Series M Redeemable Exchangeable Preferred Stock ................     1,110,113        994,754
                                                                    -----------    -----------

Commitments and contingencies

Stockholder's deficiency:
      Series A Cumulative Convertible Preferred Stock,
           200,000 shares authorized, none issued ...............            --             --
      Series B Cumulative Convertible Preferred Stock,
           200,000 shares authorized, none issued ...............            --             --
      8% Series D Cumulative Preferred Stock, $.01 par value,
           112,500 shares authorized, none issued ($100 per
           share liquidation preference) ........................            --             --
      Common Stock, $.01 par value, 10,000,000 shares authorized,
           1,000 shares issued ..................................            --             --
      Paid-in capital ...........................................       759,865        763,948

      Accumulated deficit .......................................    (3,613,108)    (3,842,361)
                                                                    -----------    -----------
                                                                     (2,853,243)    (3,078,413)
      Accumulated other comprehensive income ....................       286,440             --
                                                                    -----------    -----------
      Total stockholder's deficiency ............................    (2,566,803)    (3,078,413)
                                                                    -----------    -----------
                                                                    $ 8,273,290    $ 7,130,308
                                                                    ===========    ===========

                             See accompanying notes
                     to consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended December 31, 2000, 1999 and 1998
                (Dollars in thousands, except per share amounts)

                                                                     2000           1999           1998
                                                                     ----           ----           ----
Revenues, net (including retail electronics sales of
   $682,109, $603,294 and $464,388) ..........................   $ 4,411,048    $ 3,942,985    $ 3,265,143
                                                                 -----------    -----------    -----------

Operating expenses:

   Technical and operating ...................................     1,696,907      1,535,423      1,268,786
   Retail electronics cost of sales ..........................       549,978        484,760        367,102
   Selling, general and administrative .......................     1,178,934      1,203,119        906,465
   Depreciation and amortization .............................     1,018,246        893,797        734,107
                                                                 -----------    -----------    -----------
                                                                   4,444,065      4,117,099      3,276,460
                                                                 -----------    -----------    -----------

Operating loss ...............................................       (33,017)      (174,114)       (11,317)
                                                                 -----------    -----------    -----------

Other income (expense):
   Interest expense ..........................................      (569,251)      (470,549)      (426,402)
   Interest income ...........................................         6,636          4,809         24,028
   Equity in net loss of affiliates ..........................       (16,685)       (19,234)       (37,368)
   Gain on sale of cable assets and programming interests, net     1,209,865             --        170,912
   Impairment charges on investments .........................      (146,429)       (15,100)            --
   Write off of deferred interest and financing costs ........        (5,209)        (4,425)       (23,482)
   Provision for preferential payment to related party .......            --             --           (980)
   Minority interests ........................................           625         49,563         37,195
   Miscellaneous, net ........................................       (51,978)        (1,470)       (19,218)
                                                                 -----------    -----------    -----------
                                                                     427,574       (456,406)      (275,315)
                                                                 -----------    -----------    -----------

Net income (loss) ............................................       394,557       (630,520)      (286,632)

Dividend requirements applicable to preferred stock ..........      (165,304)      (170,087)      (161,872)
                                                                 -----------    -----------    -----------

Net income (loss) applicable to common shareholder ...........   $   229,253    $  (800,607)   $  (448,504)
                                                                 ===========    ===========    ===========

                             See accompanying notes
                     to consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIENCY
                  Years ended December 31, 2000, 1999 and 1998
                             (Dollars in thousands)


                                         Series C       Series I       Class A        Class B
                                        Preferred      Preferred       Common         Common         Paid-in      Accumulated
                                          Stock          Stock          Stock          Stock         Capital        Deficit
                                       -----------    -----------    -----------    -----------    -----------    -----------
Balance December 31, 1997 ..........   $         1    $        14    $       560    $       444    $   171,399    $(2,551,191)

  Net loss .........................            --             --             --             --             --       (286,632)
  Contribution of assets by Parent .            --             --             --             --        584,708             --
  Employee stock transactions ......            --             --             --             --          2,444             --
  Redemption of preferred stock ....            (1)            --             --             --         (9,408)            --
  Dividend payment to Parent .......            --             --             --             --             --        (42,059)
  Issuance of stock ................            --             --             --             --          4,849             --
  Common stock conversion ..........            --             --           (560)          (444)         1,004             --
  Preferred dividend requirements ..            --             --             --             --             --       (161,872)
                                       -----------    -----------    -----------    -----------    -----------    -----------

Balance December 31, 1998 ..........            --             14             --             --        754,996    $(3,041,754)

  Net loss .........................            --             --             --             --             --       (630,520)
  Conversion of Series I Preferred
      Stock to Parent Class A ......            --            (14)            --             --             14             --
  Contribution of assets by Parent .            --             --             --             --          8,938             --
  Preferred dividend requirements ..            --             --             --             --             --       (170,087)
                                       -----------    -----------    -----------    -----------    -----------    -----------

Balance December 31, 1999 ..........            --             --             --             --        763,948     (3,842,361)

  Net income .......................            --             --             --             --             --        394,557
  Unrealized gains on available-for-
       sale securities .............            --             --             --             --             --             --


      Comprehensive income .........

  Distribution to shareholder ......            --             --             --             --         (4,083)            --
  Preferred dividend requirements ..            --             --             --             --             --       (165,304)
                                       -----------    -----------    -----------    -----------    -----------    -----------

Balance December 31, 2000 ..........   $        --    $        --    $        --    $        --    $   759,865    $(3,613,108)
                                       ===========    ===========    ===========    ===========    ===========    ===========

                                        Accumulated
                                            Other
                                       Comprehensive
                                            Income        Total
                                         -----------   -----------
Balance December 31, 1997 ..........     $        --   $(2,378,773)

  Net loss .........................              --      (286,632)
  Contribution of assets by Parent .              --       584,708
  Employee stock transactions ......              --         2,444
  Redemption of preferred stock ....              --        (9,409)
  Dividend payment to Parent .......              --       (42,059)
  Issuance of stock ................              --         4,849
  Common stock conversion ..........              --            --
  Preferred dividend requirements ..              --      (161,872)
                                         -----------   -----------

Balance December 31, 1998 ..........              --   $(2,286,744)

  Net loss .........................              --      (630,520)
  Conversion of Series I Preferred
      Stock to Parent Class A ......              --            --
  Contribution of assets by Parent .              --         8,938
  Preferred dividend requirements ..              --      (170,087)
                                         -----------   -----------

Balance December 31, 1999 ..........              --    (3,078,413)

  Net income .......................              --       394,557
  Unrealized gains on available-for-
       sale securities .............         286,440       286,440
                                                       -----------

      Comprehensive income .........                       680,997

  Distribution to shareholder ......              --        (4,083)
  Preferred dividend requirements ..              --      (165,304)
                                         -----------   -----------

Balance December 31, 2000 ..........     $   286,440   $(2,566,803)
                                         ===========   ===========

                           See accompanying notes to
                       consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2000, 1999 and 1998
                             (Dollars in thousands)

                                                                            2000           1999           1998
                                                                            ----           ----           ----
Cash flows from operating activities:

   Net income (loss) ................................................   $   394,557    $  (630,520)   $  (286,632)
                                                                        -----------    -----------    -----------

   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation and amortization .............................     1,018,246        893,797        734,107
          Equity in net loss of affiliates ..........................        16,685         19,234         37,368
          Minority interests ........................................          (625)       (49,563)       (37,195)
          Gain on sale of cable assets and programming interests, net    (1,209,865)            --       (170,912)
          (Gain) loss on investments ................................       146,429        (10,861)            --
          Write off of investment in affiliate ......................            --         15,100             --
          Write off of deferred interest and financing costs ........         5,209          4,425         23,482
          (Gain) loss on sale of equipment, net .....................          (803)         9,811           (604)
          Amortization of deferred financing and debenture discount .        10,329          9,407          8,532
      Change in assets and liabilities, net of effects of
          acquisitions and dispositions:
                 Accounts receivable trade ..........................       (73,407)       (31,419)        19,007
                 Notes and other receivables ........................       (18,919)        33,961        (94,164)
                 Inventory, prepaid expenses and other assets .......       (71,002)       (23,243)       (51,425)
                 Advances to affiliates .............................        (3,070)       (10,400)       (21,664)
                 Feature film inventory .............................       (13,538)       (42,516)      (112,734)
                 Other deferred costs ...............................         2,824            955         11,689
                 Accounts payable ...................................        52,166         15,306        133,891
                 Accrued liabilities ................................        35,918        167,268        172,910
                 Feature film and contract obligations ..............       (45,140)        (2,596)        81,376
                 Deferred revenue ...................................       (52,036)       (60,170)       (18,268)
                 Minority interests .................................       (18,255)         1,094           (961)
                                                                        -----------    -----------    -----------

      Net cash provided by operating activities .....................       175,703        309,070        427,803
                                                                        -----------    -----------    -----------

Cash flows from investing activities:
   Capital expenditures .............................................    (1,325,968)      (871,166)      (561,642)
   Payments for acquisitions, net of cash acquired ..................      (128,784)      (117,660)      (264,287)
   Net proceeds from sale of cable assets and programming interests .       991,000             --        446,284
   Proceeds from sale of equipment ..................................           776          1,467          8,817
   Proceeds from sale of investments ................................            --         10,861             --
   Increase in investments in affiliates, net .......................       (60,709)       (49,938)       (31,035)
   Increase in other investments ....................................          (180)            --             --
   Additions to other intangible assets .............................           (94)        (3,443)       (13,253)
                                                                        -----------    -----------    -----------

      Net cash used in investing activities .........................   $  (523,959)   $(1,029,879)   $  (415,116)
                                                                        -----------    -----------    -----------

                           See accompanying notes to
                       consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2000, 1999 and 1998
                             (Dollars in thousands)
                                   (continued)

                                                                2000           1999           1998
                                                                ----           ----           ----
Cash flows from financing activities:
   Proceeds from bank debt ..............................   $ 4,615,326    $ 3,791,073    $ 5,442,101
   Repayment of bank debt ...............................    (4,206,381)    (3,588,135)    (6,304,757)
   Repayment of senior debt .............................            --             --       (112,500)
   Repayment of subordinated notes payable ..............            --             --       (151,000)
   Redemption of senior notes payable ...................            --             --        (94,848)
   Issuance of senior notes and debentures ..............            --        497,670      1,296,076
   Redemption of preferred stock ........................            --            (98)        (9,409)
   Dividends applicable to preferred stock ..............       (25,521)       (21,915)       (29,341)
   Payment of dividend to shareholder ...................            --             --        (42,059)
   Issuance of common stock .............................            --             --          2,444
   Obligation to related party ..........................            --             --       (197,183)
   Payments on capital lease obligations and other debt .       (40,718)       (22,036)       (12,306)
   Additions to deferred financing and other costs ......       (19,175)       (46,911)       (36,220)
                                                            -----------    -----------    -----------

      Net cash provided by (used in) financing activities       323,531        609,648       (249,002)
                                                            -----------    -----------    -----------

Net decrease in cash and cash equivalents ...............       (24,725)      (111,161)      (236,315)

Cash and cash equivalents at beginning of year ..........        62,665        173,826        410,141
                                                            -----------    -----------    -----------

Cash and cash equivalents at end of year ................   $    37,940    $    62,665    $   173,826
                                                            ===========    ===========    ===========

                           See accompanying notes to
                       consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company and Related Matters

On March 4, 1998, CSC Holdings, Inc. (the "Company"), a wholly-owned subsidiary of Cablevision Systems Corportion, completed a holding company reorganization (the "Holding Company Reorganization") pursuant to an Amended and Restated Contribution and Merger Agreement (the "Contribution and Merger Agreement"), by and among the Company, CSC Parent Corporation ("Parent"), CSC Merger Corporation, and TCI Communications, Inc., ("TCI"). Pursuant to the Contribution and Merger Agreement, each outstanding share of the Company's Class A Common Stock and each outstanding share of the Company's Class B
Common Stock were automatically converted on a share for share basis for Class A Common Stock and Class B Common Stock of Parent.

As a result of the Holding Company Reorganization, Parent became the holding company of the Company. In connection with the Holding Company Reorganization, the Company's name, which formerly was Cablevision Systems Corporation, was changed to CSC Holdings, Inc. and Parent's name was changed to Cablevision Systems Corporation ("Cablevision").

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

The Company and its majority-owned subsidiaries own and operate cable television systems and have ownership interests in companies that produce and distribute national and regional entertainment and sports programming services, including Madison Square Garden, L.P. ("MSG"). The Company also owns companies that provide advertising sales services for the cable television industry, provide switched telephone service, operate a retail electronics chain and operate motion picture theaters. Parent allocates certain costs to the Company based upon its proportionate estimated usage of services. The Company classifies its business interests into four segments: Telecommunication Services, consisting principally of its cable television, telephone and modem services operations; Rainbow Media Group, consisting principally of interests in national and regional cable television programming networks; MSG, which owns and operates professional sports teams, regional cable television networks, live productions and entertainment venues; and Retail Electronics, which represents the operations of its retail electronics stores.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The Company's interests in less than majority-owned entities are carried on the equity method. All significant intercompany transactions and balances are eliminated in consolidation.

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

Investments in Marketable Securities

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

Long-Lived Assets

Property, plant and equipment, including construction materials, are carried at cost, and includes all direct costs and certain indirect costs associated with the construction of cable television transmission and distribution systems, and the costs of new subscriber installations. Franchises are amortized on the straight-line basis over the average remaining terms (5 to 12 years) of the franchises at the time of acquisition. Affiliation and other agreements (primarily cable television system programming agreements) are amortized on a straight-line basis over periods ranging from 8 to 10 years. Other intangible assets are amortized on the straight-line basis over the periods benefited (1 to 15 years), except that excess costs over fair value of net assets acquired are being amortized on the straight-line basis over periods ranging from 6 to 40 years. The Company reviews its long-lived assets (property, plant and equipment, and related intangible assets that arose from business combinations accounted for under the purchase method) for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

Feature Film Inventory

Rights to feature film inventory acquired under license agreements along with the related obligations are recorded at the contract value. Costs are charged to technical and operating expense on a straight-line basis over the respective contract periods. Amounts payable during the five years subsequent to December 31, 2000 related to feature film telecast rights are $51,626 in 2001, $44,116 in 2002, $41,554 in 2003, $35,052 in 2004 and $17,776 in 2005.

Inventory

Carrying amounts of retail merchandise are determined on an average cost basis and are stated at the lower of cost or market.

Deferred Financing Costs

Costs incurred to obtain debt are deferred and amortized, on a straight-line basis, over the life of the related debt.

Income Taxes

Income taxes are provided based upon the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the asset/liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets, subject to an ongoing assessment of realizability.

Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share for the years ended December 31, 2000, 1999 and 1998 are not presented since the Company is a wholly-owned subsidiary of Parent.

Reclassifications

Certain reclassifications have been made in the 1999 and 1998 financial statements to conform to the 2000 presentation.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The Company paid cash interest of approximately $556,744, $432,086 and $383,179 during 2000, 1999 and 1998, respectively.

During 2000, 1999 and 1998, the Company's noncash investing and financing activities were as follows:

                                                     Years Ended December 31,
                                                     ------------------------
                                                    2000       1999       1998
                                                    ----       ----       ----
Capital lease obligations .....................   $ 60,111   $ 57,919   $ 28,795
Preferred stock dividends .....................    139,783    148,172    132,531
Issuance of common stock to redeem
     certain limited partnership interests ....         --         --      4,849
Receipt of warrants from At Home Corporation ..         --         --     74,788
Contribution of assets by Parent ..............         --      8,938    584,708
Redemption of preferred stock with Parent's
     common stock .............................         --    323,233         --
Receipt of marketable securities in connection
     with the sale of cable assets ............    524,606         --         --

Comprehensive Income

Other comprehensive income for the year ended December 31, 2000 of $286,440 represents unrealized net gains on available-for-sale securities.

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

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

NOTE 2. ACQUISITIONS AND DISPOSITIONS

Acquisitions

2000 Acquisition

In January 2000, Regional Programming Partners, a subsidiary of Rainbow Media Holdings, Inc. ("Rainbow Media Holdings"), acquired the 70% interest in SportsChannel Florida Associates held by Front Row Communications for approximately $130,600 (including the repayment of $20,000 in debt) increasing its ownership to 100%. The acquisition was accounted for as a purchase with the operations of the acquired business being consolidated with those of the Company as of the acquisition date. The purchase price was allocated to the specific assets acquired based upon an independent appraisal as follows:

            Property, plant and equipment ....................   $   2,200
            Other assets .....................................      26,400
            Liabilities ......................................      (9,900)
            Excess cost over fair value of net assets acquired     111,900
                                                                 ---------
                                                                 $ 130,600
                                                                 =========

1999 Acquisitions

At various times during 1999, the Company acquired interests in the real property and assets specifically related to certain movie theaters for an aggregate purchase price of approximately $29,700. The acquisitions were accounted for as purchases with the operations of the acquired theaters being consolidated with those of the Company as of the acquisition dates. The purchase price was allocated to the specific assets acquired based upon an independent appraisal as follows:

            Property, plant and equipment ....................   $ 13,700
            Other assets .....................................        200
            Liabilities ......................................     (2,500)
            Excess cost over fair value of net assets acquired     18,300
                                                                 --------
                                                                 $ 29,700
                                                                 ========

In December 1999, Parent acquired cable television systems with approximately 4,500 subscribers located in the Port Jervis, New York area for approximately $7,400, $7,300 of which was paid in shares of Parent's Class A Common Stock. Concurrent with the acquisition, the acquired assets were contributed to the Company.

In April 1999, ITT Corporation ("ITT") exercised its second put option for the remainder of its interest in MSG and concurrently settled certain matters between the parties for an aggregate payment of $87,000.

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

The acquisition was accounted for as a purchase with the operations of Cablevision Electronics being consolidated with the operations of the Company as of the date of acquisition. The purchase price was allocated to the specific assets acquired based upon independent appraisals as follows:

            Inventory ........................................   $  66,200
            Property and equipment ...........................      16,800
            Other assets .....................................       4,000
            Liabilities ......................................     (24,000)
            Excess cost over fair value of net assets acquired      38,300
                                                                 ---------
                                                                 $ 101,300
                                                                 =========

In 1999, the Company recorded an impairment loss of $35,490, including in depreciation and amortization, representing the balance of unamortized goodwill recorded on the TWI acquisition. Current losses and projected future operating losses caused the Company to reassess the recoverability of the goodwill. The impairment loss resulted from the carrying amount of this asset exceeding its estimated fair value based on discounted future cash flows.

Madison Square Garden

In June 1998, the Company purchased 50% of ITT's then remaining interest in MSG for $94,000 pursuant to ITT's exercise of its first put option, increasing Regional Programming Partners' interest in MSG to 96.3% (see "1999 Acquisitions" above).

Clearview

In December 1998, Parent acquired all of the outstanding shares of stock of Clearview Cinema Group, Inc. ("Clearview") for approximately $158,700 (including assumed debt of $80,000), of which approximately $33,400 was paid in shares of Parent's Class A Common Stock. In April 1999, Parent contributed its interest in the subsidiary formed to purchase Clearview, CCG Holdings, Inc., to the Company. This transaction was accounted for in a manner similar to a pooling of

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

interests, whereby the assets and liabilities of CCG Holdings, Inc. were recorded at historical book value.

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
                                                                 ---------
                                                                 $ 158,723
                                                                 =========

In 2000, the Company recorded an impairment loss of approximately $47,500, included in depreciation and amortization, representing the balance of unamortized goodwill related to certain theaters in which the carrying value of the asset exceeded the estimated fair value based on discounted estimated future cash flows.

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
                                                                 -------
                                                                 $67,300
                                                                 =======

Dispositions

Cable Systems

In November 2000, the Company completed the sale of its cable television systems in the greater Cleveland, Ohio metropolitan area to Adelphia Communications Corporation for $991,000 in cash and 10,800,000 shares, valued at closing at $359,100, in Adelphia Communications Corporation common stock. The Company recorded a gain of approximately $1,075,400 in connection with the transaction.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

In September 2000, the Company completed the sale of its cable television system serving Kalamazoo, Michigan, for 11,173,376 shares of Charter Communications, Inc.'s common stock, valued at approximately $165,500 at closing, and recognized a gain of approximately $128,800.

In October 1998, a subsidiary of the Company transferred its cable television system in Rensselaer, New York plus approximately $16,000 in cash to Time Warner Entertainment Company, L.P. ("Time Warner") in exchange for Time Warner's Litchfield, Connecticut system. The Company recognized a gain of approximately $15,500 in connection with this transaction.

In 1998, the Company completed the sale of cable television systems for aggregate sales prices of approximately $426,500 and recognized aggregate gains of approximately $137,900.

Other

In 2000, Rainbow Media Holdings recognized a gain of approximately $5,700 in connection with the sale of certain programming assets.

In 1998, Regional Programming Partners completed the sale of an interest in a sports programming business and recognized a gain of $17,700.

Pro Forma Results of Operations (Unaudited)

The following unaudited pro forma condensed consolidated results of operations are presented for the year ended December 31, 1998 as if the acquisition of the TCI Systems and the sale of assets of certain cable systems had occurred on January 1, 1998. The effects of acquisitions and dispositions made in 2000 and 1999 were not material.

                                                         Year Ended
                                                     December 31, 1998
                                                     -----------------

            Net revenues .....................          $ 3,329,627
                                                        ===========

            Net loss .........................          $  (520,968)
                                                        ===========

The unaudited pro forma information presented above gives effect to certain adjustments, including the amortization of acquired intangible assets and increased interest expense on acquisition debt. The pro forma information has been prepared for comparative purposes only and does not purport to indicate the results of operations which would actually have occurred had the transactions been made at the beginning of the period indicated or which may occur in the future.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

NOTE 3. NET ASSETS HELD FOR SALE

The Company had entered into definitive agreements covering the sale of certain cable television systems as of December 31, 2000 and 1999.

For financial reporting purposes, the assets and liabilities attributable to cable systems whose sale or transfer was pending at December 31, 2000 and 1999 have been classified in the consolidated balance sheet as net assets held for sale and are included in the telecommunications segment. Such net assets consist of the following:

                                                               December, 31
                                                            -----------------
                                                            2000         1999
                                                            ----         ----
            Property, plant and equipment, net .......   $ 238,739    $ 222,695
            Intangible assets, net ...................      98,526       73,055
            Other assets (including trade receivables,
                 prepaid expenses, etc.) .............      11,311        9,796
                                                         ---------    ---------
            Total assets .............................     348,576      305,546
            Total liabilities ........................     (39,153)     (36,197)
                                                         ---------    ---------
            Net assets ...............................   $ 309,423    $ 269,349
                                                         =========    =========

The accompanying consolidated statements of operations for the years ended December 31, 2000, 1999 and 1998 include net revenues aggregating approximately $190,449, $177,904 and $18,937, respectively, and net income (loss) aggregating approximately $6,140, $(4,109) and $9,095, respectively, relating to the cable systems held for sale.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following assets, which are depreciated or amortized primarily on a straight-line basis over the estimated useful lives shown below:

                                                              December 31,
                                                        ----------------------    Estimated
                                                           2000         1999     Useful Lives
                                                        ---------    ---------   ------------
Communication transmission and distribution systems:
      Customer equipment ...........................   $  601,082   $  600,271   3 to 8 years
      Headends .....................................      171,735      118,311   7 to 15 years
      Multimedia ...................................       45,521       18,732   4 years
      Central office equipment .....................      180,950      132,191   10 years
      Infrastructure ...............................    2,441,374    2,189,863   5 to 12 years
      Program, service and data processing equipment      948,142      669,908   2 to 9 years
      Microwave equipment ..........................       28,806       19,957   2 to 9 years
      Construction in progress (including
        materials and supplies) ....................      247,743      227,991   --
Furniture and fixtures .............................      171,523      134,531   1 to 8 years
Transportation equipment ...........................      159,101      143,511   4 to 15 years
Buildings and building improvements ................      250,236      185,118   20 to 40 years
Leasehold improvements .............................      391,581      276,015   Term of lease
Land ...............................................       47,842       47,914   --
                                                        ---------    ---------
                                                        5,685,636    4,764,313
Less accumulated depreciation and amortization .....    2,399,962    2,011,818
                                                        ---------    ---------
                                                       $3,285,674   $2,752,495
                                                       ==========   ==========

At December 31, 2000 and 1999, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

                                                         2000             1999
                                                         ----             ----

Equipment ....................................         $174,061         $120,802
Less accumulated depreciation ................           50,728           27,763
                                                       --------         --------
                                                       $123,333         $ 93,039
                                                       ========         ========

NOTE 5. DEBT

Bank Debt

Restricted Group

For financing purposes, the Company and certain of its subsidiaries are collectively referred to as the "Restricted Group." The Restricted Group has a $2.2 billion reducing revolving credit facility, as amended (the "Credit Agreement") with a group of banks led by Toronto-Dominion (Texas), Inc. ("Toronto-Dominion"), as administrative and arranging agent. The credit facility matures in March

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

2007 and consists of a $1.0 billion CSC Holdings credit facility and a $1.2 billion Cablevision MFR, Inc. credit facility.

The total amount of bank debt outstanding under the Credit Agreement at December 31, 2000 and 1999 was $1,942,759 and $1,454,206 (including $16,259 and $12,706, respectively, outstanding under a separate overdraft facility), respectively. At December 31, 2000, $887,500 and $1,039,000 was outstanding under the CSC Holdings and the Cablevision MFR, Inc. credit facility, respectively. As of December 31, 2000, approximately $49,808 was restricted for certain letters of credit issued on behalf of the Company. Interest on outstanding amounts may be paid, at the option of the Company, based on the prime rate or a Eurodollar rate.

Unrestricted and undrawn funds available to the Restricted Group under the Credit Agreement amounted to approximately $223,692 at December 31, 2000. The Credit Agreement contains certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds available thereunder. The Credit Agreement contains various restrictive covenants, among which are the maintenance of various financial ratios and tests, and limitations on various payments, including preferred dividends and dividends on its common stock. The Company was in compliance with the covenants of its Credit Agreement at December 31, 2000.

As of December 31, 2000, the Company had outstanding interest exchange (swap) agreements with several of its banks with a total notional value of $250,000. The swaps require the Company to pay a floating rate of interest based on LIBOR in exchange for fixed rate payments ranging from 6.125% to 6.76% and have a maturity of 9 to 22 months. The Company enters into interest rate swap agreements to hedge against interest rate risk and accounts for these agreements as hedges whereby interest expense is recorded using the revised rate with any fees or other payments amortized as yield adjustments. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements; however, the Company does not anticipate nonperformance by the counterparties.

The weighted average interest rate on all bank indebtedness of the Restricted Group was 8.03% and 7.11% on December 31, 2000 and 1999, respectively. The Company is also obligated to pay fees ranging from .1875% to .25% per annum on the unused loan commitment and from .4% to 2.0% per annum on letters of credit issued under the Credit Agreement.

Unrestricted Group

Rainbow Media Holdings

Rainbow Media Holdings had a $300,000, three year credit facility which was repaid on December 22, 2000 with funds borrowed from the Company. At December 31, 1999, Rainbow Media Holdings had outstanding borrowings under its credit facility of $52,317, including amounts outstanding under a separate overdraft facility of $3,317. The weighted average interest rate on Rainbow Media Holdings' bank debt was 8.9% on December 31, 1999.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

At December 31, 2000, Rainbow Media Holdings had $270,475 outstanding (including interest of $631) pursuant to a demand note payable to the Company which bears interest at three month LIBOR plus 2.25% and $4,449 outstanding under an overdraft facility with a bank. The interest rate on the demand note was 8.75% at December 31, 2000. The intercompany loan together with interest thereon has been eliminated in consolidation.

American Movie Classics Company

American Movie Classics Company ("AMC"), a wholly-owned subsidiary of Rainbow Media Holdings, has a $425,000 credit facility consisting of a $200,000 reducing revolving credit facility and a $225,000 amortizing term loan, both of which mature on March 31, 2006 ("AMC Credit Facility"). The amount of the available commitment under the revolver will not begin to be reduced until June 2004. The term loan will begin amortizing on March 31, 2001 and requires quarterly payments. Borrowings under the AMC Credit Facility bear interest at current market rates plus a margin based on the ratio of debt to cash flow, as defined in the AMC Credit Facility. At December 31, 2000 and 1999, the weighted average interest rate on bank indebtedness was 8.0% and 7.6%, respectively. As of December 31, 2000 and 1999, AMC had outstanding borrowings of $359,322 and $309,456 (including $4,322 and $1,456, respectively, outstanding under a separate overdraft facility), respectively. Unrestricted funds available to AMC under the AMC Credit Facility amounted to approximately $70,000 at December 31, 2000.

Substantially all of the assets of AMC, amounting to approximately $383,000 at December 31, 2000, have been pledged to secure the borrowings under the AMC Credit Facility. The AMC Credit Facility contains various restrictive covenants with which AMC was in compliance at December 31, 2000.

Madison Square Garden

MSG has a $500,000 revolving credit facility (the "MSG Credit Facility") with a group of banks led by Chase Manhattan Bank, as agent, which expires on December 31, 2004. Loans under the MSG Credit Facility bear interest at current market rates plus a margin based upon MSG's consolidated leverage ratio. At December 31, 2000 and 1999, loans outstanding amounted to $310,000 and $335,000, respectively, and bore interest at a weighted average rate of 7.2% and 7.0%, respectively. The MSG Credit Facility contains certain financial covenants with which MSG was in compliance at December 31, 2000. The MSG Credit Facility also contains certain convenants that may limit MSG's ability to utilize all of the undrawn funds available thereunder.

In July 1997, a wholly-owned subsidiary of MSG borrowed $20,000 under promissory notes with various lending institutions which bore interest at LIBOR plus a margin and matured in July 2002. In September 2000, these notes were repaid with borrowings under the MSG Credit Facility.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

Cablevision Electronics

Cablevision Electronics has a $130,000 revolving credit facility maturing on April 9, 2001, as amended. Under the terms of the credit facility, the total amount of borrowings available to Cablevision Electronics is subject to an availability calculation based on a percentage of eligible inventory. The total amount outstanding under the credit agreement at December 31, 2000 and 1999 was approximately $66,902 and $73,817, respectively and bore interest at 8.6% and 7.8%, respectively. As of December 31, 2000, $24,010 was restricted for certain letters of credit issued on behalf of Cablevision Electronics. Unrestricted and undrawn funds available amounted to $37,745 on December 31, 2000 based on the level of inventory as of that date.

Borrowings under the credit agreement are secured by Cablevision Electronics' assets. The credit agreement contains various restrictive covenants with which Cablevision Electronics was in compliance at December 31, 2000.

CCG Holdings, Inc.

CCG Holdings, Inc., a wholly-owned subsidiary of the Company, had a $15,000 revolving credit bank facility maturing on June 30, 2003 which was repaid and retired in September 2000 with funds made available by the Company. As of December 31, 1999, there was $9,691 outstanding under this bank facility.

Senior Notes and Debentures

The following table summarizes the Company's senior notes and debentures:

                                                          Original
                                               Face        Issue          Carrying Amount
                                              Amount      Discount          December 31,
                                              ------      --------    -----------------------
                                                                          2000         1999
                                                                          ----         ----
8-1/8% Senior Notes
  due July 2009, issued July 1999 .......   $  500,000   $    2,330   $  498,026   $  497,786
7-1/4% Senior Notes
  due July 2008, issued July 1998 .......      500,000           --      500,000      500,000
7-5/8% Senior Debentures
  due July 2018, issued July 1998 .......      500,000          495      499,565      499,541
7-7/8% Senior Debentures
  due February 2018, issued February 1998      300,000        3,429      297,061      296,893
7-7/8% Senior Notes
  due December 2007, issued December 1997      500,000          525      499,632      499,584
8-1/8% Senior Debentures
  due August 2009, issued August 1997 ...      400,000        1,492      398,924      398,798
                                            ----------   ----------   ----------   ----------

                                            $2,700,000   $    8,271   $2,693,208   $2,692,602
                                            ==========   ==========   ==========   ==========

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

The senior notes and debentures are not redeemable by the Company prior to maturity. The indentures under which the senior notes and debentures were issued contain various convenants, which are generally less restrictive than those contained in the Company's Credit Agreement, with which the Company was in compliance at December 31, 2000.

Subordinated Notes and Debentures

The following table summarizes the Company's senior subordinated notes and debentures:

                                               Carrying Amount
                                                 December 31,                    Redemption
                               Principal   ------------------------    ---------------------------
                                Amount        2000         1999           Date*             Price
                                ------        ----         ----           -----             -----
9-7/8% Senior Subordinated
   Notes due 2006,
   issued 1996 ............   $  150,000   $  149,618   $   149,558   May 15, 2001        104.938%
                                                                      May 15, 2002        103.292%
                                                                      May 15, 2003        101.646%
10-1/2% Senior Subordinated
   Debentures due 2016,
   issued 1996 ............      250,000      250,000       250,000   May 15, 2006        105.250%
                                                                      May 15, 2007        103.938%
                                                                      May 15, 2008        102.625%
                                                                      May 15, 2009        101.313%
9-1/4% Senior Subordinated
   Notes due 2005,
   issued 1995 ............      300,000      300,000       300,000   November 1, 2000    104.625%
                                                                      November 1, 2001    103.1%
                                                                      November 1, 2002    101.5%
9-7/8% Senior Subordinated
   Debentures due 2013,
   issued 1993 ............      200,000      199,243       199,180   February 15, 2003   104.8%
                                                                      February 15, 2004   103.6%
                                                                      February 15, 2005   102.4%
                                                                      February 15, 2006   101.2%
9-7/8% Senior Subordinated
   Debentures due 2023,
   issued 1993 ............      150,000      149,787       149,775            **           **
                              ----------   ----------   -----------

                              $1,050,000   $1,048,648   $ 1,048,513
                              ==========   ==========   ===========

----------

* The notes/debentures are redeemable, at the Company's option, in whole or in part, on the redemption dates listed at the respective percentage of the principal amount and thereafter at 100% of the aggregate principal amount, in each case together with accrued interest to the redemption date.

** The debentures are redeemable, at the Company's option, on and after April 1, 2003 at the redemption price of 104.938% reducing ratably to 100% of the principal amount on and after April 1, 2010, in each case together with accrued interest to the redemption date.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

The indentures under which the subordinated notes and debentures were issued contain various covenants, which are generally less restrictive than those contained in the Company's Credit Agreement and with which the Company was in compliance at December 31, 2000.

Summary of Five Year Debt Maturities

Total amounts payable by the Company and its subsidiaries under its various debt obligations outstanding as of December 31, 2000, including capital leases, during the five years subsequent to December 31, 2000 are as follows:

                                  2001     $165,000
                                  2002      119,000
                                  2003      383,000
                                  2004      713,000
                                  2005      498,000

NOTE 6. PREFERRED STOCK

The following summarizes the changes in each series of the Company's preferred stock:

                           Series I Preferred           Series M Preferred          Series H Preferred
                         Shares        Balance         Shares       Balance        Shares       Balance
                      -----------    -----------    -----------   -----------   -----------   -----------
December 31, 1997 .    13,800,000    $   323,331      7,987,603   $   798,760     3,250,478   $   325,048
Dividends paid in
  additional shares            --             --        926,260        92,626       399,050        39,905
                      -----------    -----------    -----------   -----------   -----------   -----------
December 31, 1998 .    13,800,000        323,331      8,913,863       891,386     3,649,528       364,953
Dividend paid in
  additional shares            --             --      1,033,678       103,368       448,042        44,804
Redemption ........   (13,800,000)      (323,331)            --            --            --            --
                      -----------    -----------    -----------   -----------   -----------   -----------
December 31, 1999 .            --             --      9,947,541       994,754     4,097,570       409,757
Dividend paid in
  additional shares            --             --      1,153,585       115,359       244,243        24,424
                      -----------    -----------    -----------   -----------   -----------   -----------
December 31, 2000 .            --    $        --     11,101,126   $ 1,110,113     4,341,813   $   434,181
                      ===========    ===========    ===========   ===========   ===========   ===========

In September 1999, the Company exercised its right to redeem all of its outstanding shares of 8-1/2% Series I Cumulative Convertible Exchangeable Preferred Stock ("Series I Preferred"). The redemption occurred on November 2, 1999, at a price equal to 102.8% of the liquidation preference, plus accrued dividends. Investors held the Series I Preferred through interests in depositary shares (each of which represented a 1/10th interest in a share of the Series I Preferred) which were redeemable simultaneously. Each depositary share was convertible into approximately 1.4828 shares of Parent's Class A Common Stock. As of December 31, 1999, 13,797,625 depositary shares out of 13,800,000 depositary shares outstanding had been converted into 20,458,925 shares of Parent's Class A Common Stock, with the remaining 2,375 depositary shares being redeemed for cash. The Company paid a cash dividend on the Series I Preferred of approximately $21,898 in 1999 and $29,325 in 1998.

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

In September 1995, the Company issued 2,500,000 shares of its $.01 par value 11-3/4% Series H Redeemable Exchangeable Preferred Stock (the "Series H Preferred Stock") with an aggregate liquidation preference of $100 per share. The Company is required to redeem the Series H Preferred Stock on October 1, 2007 at a redemption price per share equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends thereon. Before October 1, 2000, dividends could, at the option of the Company, be paid in cash or by issuing fully paid and nonassessable shares of Series H Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends. On and after October 1, 2000, dividends must be paid in cash. The terms of the Series H Preferred Stock permit the Company, at its option, to exchange the Series H Preferred Stock for the Company's 11-3/4% Senior Subordinated Debentures due 2007 in an aggregate principal amount equal to the aggregate liquidation preference of the shares of Series H Preferred Stock. The Company paid a cash dividend on the Series H Preferred Stock of approximately $25,511 in 2000.

NOTE 7. INCOME TAXES

The Company files a consolidated federal income tax return with its more than 80% owned subsidiaries. Rainbow Media Holdings files a separate consolidated federal income tax return with its subsidiaries. At December 31, 2000, the Company had consolidated net operating loss carry forwards of approximately $1,039,792 and Rainbow Media Holdings had consolidated federal net operating loss carry forwards of approximately $757,033 expiring on various dates through 2020. These net operating loss carry forwards reflect approximately $220,305 in stock compensation deductions which would result in an adjustment to paid-in capital upon realization of such net operating loss carry forward. As a result of certain ownership changes, a portion of Rainbow Media Holdings' pre-1999 loss carry forwards may be subject to annual limitations on deductions.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

The tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 2000 and 1999 are as follows:

                                                            2000         1999
                                                            ----         ----
Deferred Asset (Liability)

  Depreciation and amortization ......................   $  34,780    $(104,495)
  Investments ........................................     (39,408)     (98,074)
  Benefit plans ......................................     100,520      126,458
  Allowance for doubtful accounts ....................      15,382       10,526
  Deferred gains .....................................    (199,274)     (40,997)
  Benefits of tax loss carry forwards ................     754,666      886,286
  Unrealized gains on available-for-sale securities ..    (120,305)          --
  Other ..............................................         355        9,411
                                                         ---------    ---------
    Net deferred tax assets ..........................     546,716      789,115
  Valuation allowance ................................    (546,716)    (789,115)
                                                         ---------    ---------
                                                         $      --    $      --
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

Although, as a result of the cable systems sales in 2001, the Company may realize the benefit of certain net operating loss carry forwards, it has provided a valuation allowance for the full amount of its net deferred tax assets principally as a result of the Company's history of operating losses.

In 2000 and 1999, the Company recorded approximately $42,500 and $6,700, respectively, principally of state and local income taxes as a result of the sale of certain cable television systems and are included in miscellaneous expenses. This expense differs from the statutory tax rate primarily due to a $104,000 benefit due to the Company's net operating loss carry forwards.

NOTE 8. OPERATING LEASES

The Company leases certain office, production, transmission, theater, event, and retail store facilities under terms of leases expiring at various dates through 2027. The leases generally provide for fixed annual rentals plus certain real estate taxes and other costs. Rent expense for the years ended December 31, 2000, 1999 and 1998 amounted to $99,638, $97,300 and $83,003, respectively.

In addition, the Company rents space on utility poles for its operations. The Company's pole rental agreements are for varying terms, and management anticipates renewals as they expire. Pole rental expense for the years ended December 31, 2000, 1999 and 1998 amounted to approximately $12,237, $13,081 and $12,490, respectively.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

The minimum future annual rentals for all operating leases during the next five years, including pole rentals from January 1, 2001 through December 31, 2005, and thereafter, at rates now in force are approximately: 2001, $95,335; 2002, $91,824; 2003, 88,946; 2004, $87,047; 2005, $78,432; thereafter, $546,081.

NOTE 9. AFFILIATE TRANSACTIONS

The Company purchases services from certain cable television programming and advertising companies in which Rainbow Media Holdings directly or indirectly held varying ownership interests during the three years ended December 31, 2000. Costs incurred by the Company for programming and advertising services provided by these non-consolidated affiliates and included in operating expense for the years ended December 31, 2000, 1999 and 1998 amounted to approximately $2,320, $4,691 and $2,942, respectively. At December 31, 2000 and 1999 amounts due to certain of these affiliates, primarily for programming services provided to the Company, aggregated $3,904 and $1,391, respectively, and are included in accounts payable to affiliates. At December 31, 2000 and 1999, amounts due from certain of these programming and advertising affiliates aggregated $6,033 and $801, respectively, and are included in advances to affiliates.

The Company's equity in the net losses of these affiliates was approximately $20,681, $11,318 and $31,851 in 2000, 1999 and 1998, respectively. At December
31, 2000 and 1999, the Company's investment in these programming and advertising companies amounted to approximately $54,825 and $46,420, respectively.

During 2000, 1999 and 1998, the Company provided programming services to or incurred costs on behalf of other affiliates engaged in providing cable television, cable television programming, and related services. Amounts due from these affiliates amounted to $15,726 and $16,518 at December 31, 2000 and 1999, respectively and are included in advances to affiliates.

In October 1997, the Company entered into an agreement with At Home Corporation ("Excite@Home") and certain of its shareholders, pursuant to which the Company agreed to enter into agreements for the distribution of the Excite@Home service over certain of the Company's cable television systems on the same terms and conditions as Excite@Home's founding partners, TCI, Comcast Corporation and Cox Communications, Inc. The Company received a warrant to purchase 15,751,568 shares of Excite@Home's Series A Common Stock at an exercise price of $.25 per share. Additionally, in 1998 a warrant to purchase 4,711,028 shares of Excite@Home's Series A Common Stock at $.25 per share was received in connection with Parent's acquisition of the TCI Systems. The Excite@Home network distributes high-speed interactive services to residences and businesses using its own network architecture and a variety of transport options, including the cable industry's hybrid fiber coaxial infrastructure.

The original aggregate fair market value of the warrants received of $248,134, as determined by independent appraisals, has been recorded in other investments in the accompanying consolidated balance sheets and is accounted for under the cost method. The fair market value of the warrants

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

was recorded as deferred revenue and is being amortized to income over the period in which the Company is obligated to provide the necessary services to Excite@Home. In 2000, 1999 and 1998, the Company recorded $60,000, $50,136 and $35,821, respectively, of revenue relating to this transaction. In 2000, the Company recognized a loss on investments of approximately $139,682 reflecting the decline in the fair value of the warrants.

In August 1996, the Company entered into an agreement with Northcoast PCS, LLC ("Northcoast") and certain of its affiliates, to form a limited liability company (the "LLC") to participate in the auctions conducted by the Federal Communications Commission ("FCC") for certain licenses to conduct a personal communications service ("PCS") business. The Company has contributed an aggregate of approximately $114,560 to the LLC (either directly or through a loan to Northcoast) and holds a 49.9% interest in the LLC and certain preferential distribution rights. The Company recorded a loss of $2,524, $7,916 and $5,517 in 2000, 1999 and 1998, respectively, representing its share of the losses of the LLC. Northcoast is a Delaware corporation controlled by John Dolan who is a nephew of Charles F. Dolan and a cousin of James L. Dolan, the Company's Chairman and Chief Executive Officer, respectively.

In 1996, Rainbow Media Holdings invested in a joint venture formed with a subsidiary of Loral Space and Communications, Ltd. for the purpose of exploiting certain direct broadcast satellite ("DBS") frequencies. Rainbow Media Holdings also contributed to the joint venture its interest in certain agreements with the licensee of such frequencies. Rainbow Media Holdings' investment amounted to $1,188 and $386 at December 31, 2000 and 1999, respectively. Earlier in 1999, based upon its then current business plans, the Company determined that it could no longer recover its initial investment in the joint venture and wrote down the investment by $15,100.

NOTE 10. BENEFIT PLANS

Effective January 1, 1998, the Company established a Cash Balance Retirement Plan (the "Retirement Plan"), which replaced the Company's former money purchase pension plan for the benefit of employees other than those of MSG, Cablevision Electronics and CCG Holdings, Inc. Under the Retirement Plan, the Company will credit a certain percentage of eligible base pay into an account established for each participant which will earn a market based rate of return annually. Net periodic pension cost for the years ended December 31, 2000, 1999 and 1998 amounted to $8,008, $6,218 and $5,555, respectively. At December 31, 2000 and 1999, the accumulated benefit obligation amounted to $22,092 and $11,309, respectively.

The Company also maintains a 401(k) savings plan, pursuant to which an employee can contribute a percentage of eligible annual compensation, as defined. The Company also makes matching contributions for a portion of employee contributions to the 401(k) savings plan. The cost associated with the 401(k) savings plan was approximately $7,932, $6,102 and $4,492 for the years ended December 31, 2000, 1999 and 1998, respectively.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

The Company maintains the CSSC Supplemental Benefit Plan (the "Supplemental Plan") for the benefit of certain officers and employees of the Company. As part of the Supplemental Plan, the Company established a nonqualified defined benefit pension plan, which provides that, upon attaining normal retirement age, a participant will receive a benefit equal to a specified percentage of the participant's average compensation, as defined. All participants are 100% vested in the Supplemental Plan. Net periodic pension cost for the years ended December 31, 2000, 1999 and 1998 was negligible. At December 31, 2000 and 1999, the fair value of Supplemental Plan assets exceeded the projected benefit obligation by approximately $1,707 and $3,071, respectively.

MSG sponsors several non-contributory pension plans covering MSG's employees. Benefits payable to retirees under these plans are based upon years of service and participant's compensation and are funded through trusts established under the plans. Plan assets are invested primarily in common stocks, bonds, United States government securities and cash. At December 31, 2000 and 1999, the accrued benefit cost amounted to $11,363 and $10,796, respectively, and for the years ended December 31, 2000, 1999 and 1998, net periodic pension cost amounted to $2,227, $2,611 and $2,254, respectively.

MSG also sponsors a welfare plan which provides certain postretirement health care and life insurance benefits to certain employees and their dependents who are eligible for early or normal retirement under MSG's retirement plan. The welfare plan is insured through a managed care provider and MSG funds these benefits with premium payments. For the years ended December 31, 2000, 1999 and 1998, the periodic postretirement benefit cost amounted to $187, $204 and $84, respectively, and the accrued benefit cost amounted to $6,257 and $6,154, respectively.

NOTE 11. STOCK BENEFIT PLANS

Parent has Employee Stock Plans (the "Stock Plans") under which it is authorized to issue incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, stock grants and stock bonus awards. The exercise price of stock options can not be less than the fair market value per share of Parent's Class A Common Stock on the date the option was granted and the options expire no longer than ten years from date of grant. Stock appreciation rights provide for the employee to receive a cash payment in an amount equal to the difference between the fair market value of the stock as of the date the right is exercised, and the exercise price.

Under the Stock Plans, employees of the Company have received stock awards, bonus awards, stock appreciation rights and cash payments for certain executive stock options. As a result, the Company recorded expense of approximately $84,195, $255,789 and $146,179 in 2000, 1999 and 1998, respectively. These amounts reflect vesting schedules for applicable grants as well as fluctuations in the market price of Parent's Class A Common Stock.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

NOTE 12. COMMITMENTS AND CONTINGENCIES

The Company, through Rainbow Media Holdings, has entered into several contracts, including rights agreements, with professional sports teams and others relating to cable television programming. In addition, Rainbow Media Holdings, through MSG, has employment agreements with both players and coaches of its professional sports teams. Certain of these contracts, which provide for payments that are guaranteed regardless of employee injury or termination, are covered by disability insurance if certain conditions are met. Future cash payments required under these contracts as of December 31, 2000 are as follows:

                                   2001     $  316,902
                                   2002        231,277
                                   2003        193,633
                                   2004        157,336
                                   2005        105,276
                             Thereafter      1,066,466
                                            ----------
                                  Total     $2,070,890
                                            ==========

NOTE 13. OTHER MATTERS

The Company is party to various lawsuits, some involving substantial amounts. Management does not believe that the resolution of these lawsuits will have a material adverse impact on the financial position of the Company.

NOTE 14. DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and Cash Equivalents, Accounts Receivable Trade, Notes and Other Receivables, Prepaid Expenses and Other Assets, Advances to Affiliates, Accounts Payable, Accounts Payable-Affiliates, and Accrued Liabilities.

The carrying amount approximates fair value due to the short maturity of these instruments.

At Home Warrants

The fair value of the At Home warrants is based upon the Black-Scholes pricing model.

Investments in Marketable Securities

Available-for-sale marketable securities are carried at their fair value based upon quoted market prices.

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

The fair value of the Company's financial instruments are summarized as follows:

                                                           December 31, 2000
                                                       -------------------------
                                                        Carrying      Estimated
                                                         Amount       Fair Value
                                                         ------       ----------

At Home warrants .................................     $  108,452     $  108,452
                                                       ==========     ==========

Long term debt instruments:
   Bank debt .....................................     $2,683,432     $2,683,432
   Senior notes and debentures ...................      2,693,208      2,633,960
   Subordinated notes and debentures .............      1,048,648      1,099,750
   Redeemable exchangeable preferred stock .......      1,544,294      1,642,921
                                                       ----------     ----------
                                                       $7,969,582     $8,060,063
                                                       ==========     ==========
Interest rate swap agreements:
   In a net receivable position ..................     $       --     $    1,980
                                                       ==========     ==========

                                                           December 31, 1999
                                                       -------------------------
                                                        Carrying      Estimated
                                                         Amount       Fair Value
                                                         ------       ----------

At Home warrants .................................     $  248,134     $  867,103
                                                       ==========     ==========

Long term debt instruments:
   Bank debt .....................................     $2,254,487     $2,254,487
   Senior notes and debentures ...................      2,692,602      2,608,845
   Subordinated notes and debentures .............      1,048,513      1,102,500
   Redeemable exchangeable preferred stock .......      1,404,511      1,539,173
                                                       ----------     ----------
                                                       $7,400,113     $7,505,005
                                                       ==========     ==========
Interest rate swap agreements:
   In a net payable position .....................     $       --     $    3,265
                                                       ==========     ==========

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

NOTE 15. SEGMENT INFORMATION

The Company classifies its business interests into four segments:
Telecommunication Services, consisting principally of its cable television, telephone and modem services operations; Rainbow Media Group, consisting principally of interests in national and regional cable television programming networks; MSG, which owns and operates professional sports teams, regional cable television networks, live productions and entertainment venues; and Retail Electronics, which represents the operations of Cablevision Electronics' retail electronics stores.

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

                                                   Years Ended December 31,
                                           -----------------------------------------
                                               2000           1999           1998
                                               ----           ----           ----
Revenues
Telecommunication Services .............   $ 2,328,194    $ 2,151,308    $ 1,886,190
Rainbow Media Group ....................       484,816        361,756        283,546
MSG ....................................       876,397        785,234        662,080
Retail Electronics .....................       693,354        603,294        464,388
All Other ..............................       200,499        181,731         77,026
Intersegment eliminations ..............      (172,212)      (140,338)      (108,087)
                                           -----------    -----------    -----------
            Total ......................   $ 4,411,048    $ 3,942,985    $ 3,265,143
                                           ===========    ===========    ===========

                                                   Years Ended December 31,
                                           -----------------------------------------
                                               2000           1999           1998
                                               ----           ----           ----
Adjusted Operating Cash Flow (Unaudited)
Telecommunication Services .............   $   931,081    $   916,233    $   762,823
Rainbow Media Group ....................       120,453         87,902         53,182
MSG ....................................       171,483        142,606        122,612
Retail Electronics .....................       (56,520)       (37,934)       (19,737)
All Other ..............................       (93,600)       (91,858)       (42,318)
                                           -----------    -----------    -----------
            Total ......................   $ 1,072,897    $ 1,016,949    $   876,562
                                           ===========    ===========    ===========

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

                                                            December 31,
                                                      -------------------------
                                                          2000          1999
                                                          ----          ----
Assets
Telecommunication Services ........................   $ 4,521,775   $ 4,490,364
Rainbow Media Group ...............................       843,789       642,976
MSG ...............................................     1,891,993     1,945,115
Retail Electronics ................................       278,209       220,898
Corporate, other and intersegment eliminations ....       737,524      (169,045)
                                                      -----------   -----------
            Total .................................   $ 8,273,290   $ 7,130,308
                                                      ===========   ===========

A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:

                                                                 Years Ended December 31,
                                                        -----------------------------------------
                                                            2000           1999           1998
                                                            ----           ----           ----
Revenues

Total revenue for reportable segments ...............   $ 4,382,761    $ 3,901,592    $ 3,296,204
Other revenue and intersegment eliminations .........        28,287         41,393        (31,061)
                                                        -----------    -----------    -----------
  Total consolidated revenue ........................   $ 4,411,048    $ 3,942,985    $ 3,265,143
                                                        ===========    ===========    ===========

Adjusted Operating Cash Flow to Net Loss (Unaudited)

Total adjusted operating cash flow for reportable
  segments ..........................................   $ 1,166,497    $ 1,108,807    $   918,880
Other adjusted operating cash flow deficit ..........       (93,600)       (91,858)       (42,318)
Items excluded from adjusted operating cash flow
  Depreciation and amortization .....................    (1,018,246)      (893,797)      (734,107)
  Incentive stock plan expense ......................       (84,195)      (255,789)      (146,179)
  Year 2000 remediation .............................        (3,473)       (41,477)        (7,593)
  Interest expense ..................................      (569,251)      (470,549)      (426,402)
  Interest income ...................................         6,636          4,809         24,028
  Equity in net loss of affiliates ..................       (16,685)       (19,234)       (37,368)
  Gain on sale of cable assets and
    programming interests, net ......................     1,209,865             --        170,912
  Impairment charges on investments .................      (146,429)       (15,100)            --
  Write off of deferred interest and financing costs         (5,209)        (4,425)       (23,482)
  Provision for preferential payment to related party            --             --           (980)
  Minority interests ................................           625         49,563         37,195
  Miscellaneous, net ................................       (51,978)        (1,470)       (19,218)
                                                        -----------    -----------    -----------
      Net income (loss) .............................   $   394,557    $  (630,520)   $  (286,632)
                                                        ===========    ===========    ===========

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

NOTE 16. SUBSEQUENT EVENTS

In January 2001, the Company completed the sale of its cable systems in Boston and Eastern Massachusetts to AT&T Corporation ("AT&T") in exchange for AT&T's cable systems in certain northern New York suburbs, 44,260,932 shares of AT&T stock, valued at approximately $893,500 at closing, and approximately $289,900 in cash. The Company anticipates recording a gain on the sale.

In February 2001, Cablevision entered into an agreement with Metro-Goldwyn-Mayer Inc. ("MGM") for MGM to acquire a 20% interest in certain programming businesses of Rainbow Media Holdings for $825,000 in cash.

In March 2001, the Company issued $1,000,000 face amount of 7-5/8% senior notes due 2011. The notes were issued at a discount of $3,210. The net proceeds were used to reduce bank debt outstanding. The notes are not redeemable by the Company prior to maturity.

On March 29, 2001, Cablevision distributed a new series of Cablevision common stock called Rainbow Media Group tracking stock. The new series is designed to track the economic performance of the businesses and interests of the Rainbow Media Group, which are currently part, but not all, of the Company's Rainbow Media Holdings subsidiary. The tracking stock was distributed to holders of Cablevision common stock at a ratio of one share of RMG for every two shares of Cablevision common stock held. Cablevision's common stock was redesignated as Cablevision NY Group common stock.

As of March 22, 2001, approximately $531,300 in cash had been received from the monetization of a portion of the Company's investments in Charter and Adelphia common stock. The proceeds were used to repay Restricted Group bank debt.

On March 28, 2001, a newly-formed wholly-owned subsidiary of Rainbow Media Holdings acquired Sterling Digital, LLC from the Company for its net cash investment plus interest at the Company's borrowing rate. The Company had acquired Sterling Digital, LLC from Charles F. Dolan on August 31, 2000 for his net investment together with interest thereon amounting to $4,633. The difference between the amount paid and the book value of the net assets acquired of $4,083 was reflected as a distribution to shareholder in the consolidated statements of stockholder's deficiency.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

NOTE 17. INTERIM FINANCIAL INFORMATION (Unaudited)

The following is a summary of selected quarterly financial data for the years ended December 31, 2000 and 1999.

                                 March 31,      June 30,    September 30,   December 31,       Total
                                   2000           2000           2000           2000           2000
                                   ----           ----           ----           ----           ----
Revenues, net ..............   $ 1,048,224    $ 1,081,577    $ 1,035,548    $ 1,245,699    $ 4,411,048
Operating expenses .........       988,493      1,066,279      1,009,152      1,380,141      4,444,065
                               -----------    -----------    -----------    -----------    -----------
Operating income (loss) ....   $    59,731    $    15,298    $    26,396    $  (134,442)   $   (33,017)
                               ===========    ===========    ===========    ===========    ===========

Net income (loss) applicable
   to common shareholder ...   $  (115,495)   $  (171,748)   $   (40,142)   $   556,638    $   229,253
                               ===========    ===========    ===========    ===========    ===========

                                 March 31,      June 30,    September 30,   December 31,       Total
                                   1999           1999           1999           1999           1999
                                   ----           ----           ----           ----           ----
Revenues, net ..............   $   933,708    $   946,309    $   902,310    $ 1,160,658    $ 3,942,985
Operating expenses .........     1,040,755        954,580        922,674      1,199,090      4,117,099
                               -----------    -----------    -----------    -----------    -----------
Operating loss .............   $  (107,047)   $    (8,271)   $   (20,364)   $   (38,432)   $  (174,114)
                               ===========    ===========    ===========    ===========    ===========

Net loss applicable
   to common shareholder ...   $  (238,647)   $  (167,847)   $  (178,063)   $  (216,050)   $  (800,607)
                               ===========    ===========    ===========    ===========    ===========

RAINBOW MEDIA GROUP

Management's Discussion and Analysis of Financial Condition and Results of Operations

The Rainbow Media Group ("RMG") tracking stock represents an interest in Cablevision and is not a direct interest in the businesses and interests included in RMG. Dividends (if any), entitlements in the event of a merger or similar transaction and rights in liquidation will not necessarily be related to the performance of RMG or the value of the assets in RMG. Instead, such determinations will be made by the Cablevision Board of Directors, subject to the provisions of Cablevision's amended certificate of incorporation. The Company does not expect to pay any dividends on any series of Cablevision common stock for the foreseeable future.

In connection with the preparation of the financial information for the RMG tracking stock, certain allocations of Cablevision costs have been made based on existing policies. If those policies were altered, which Cablevision is entitled to do at any time, there could be material adverse effects on the RMG financial statements.

Recent Transactions

2000 Transactions. In May 2000, Rainbow Media Holdings, Inc. ("Rainbow Media Holdings") acquired the 50% interest in MuchMusic USA Venture held by Chum, Ltd., increasing Rainbow Media Holdings' ownership to 100%. In January 2000, Regional Programming Partners ("RPP") acquired the 70% interest in SportsChannel Florida Associates held by Front Row Communications, Inc., increasing RPP's ownership to 100%.

1998 Transactions. In January 1998, Rainbow Media Holdings completed the sale of an interest in SportsChannel New England, L.P.

The above transactions completed in 2000 and 1998 are collectively referred to as the "Transactions."


                                     III-1

Results of Operations - Rainbow Media Group

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA

                                                         Years Ended December 31,
                                           ---------------------------------------------------
                                                     2000                       1999
                                           ------------------------   ------------------------  (Increase)
                                                           % of Net                   % of Net   Decrease
                                             Amount        Revenues     Amount        Revenues  in Net Loss
                                             ------        --------     ------        --------  -----------
                                                                (Dollars in thousands)
Revenues, net ..........................   $ 484,816          100%    $ 361,756          100%    $ 123,060

Operating expenses:
   Technical and operating .............     187,436           39       146,378           40       (41,058)
   Selling, general & administrative ...     193,344           40       152,416           42       (40,928)
   Depreciation and amortization .......      44,911            9        39,902           11        (5,009)
                                           ---------                  ---------                  ---------
Operating income .......................      59,125           12        23,060            6        36,065
Other income (expense):
   Interest expense, net ...............     (50,596)         (11)      (32,948)          (9)      (17,648)
   Equity in net loss of affiliates, net     (15,961)          (3)       (7,674)          (2)       (8,287)
   Impairment charges on investments ...      (6,747)          (1)           --           --        (6,747)
   Gain on sale of programming interests       5,715            1            --           --         5,715
   Miscellaneous, net ..................        (225)          --        (1,715)          --         1,490
                                           ---------                  ---------                  ---------
Net loss ...............................   $  (8,689)          (2)%   $ (19,277)          (5)%   $  10,588
                                           =========                  =========                  =========

                                                         Years Ended December 31,
                                           ---------------------------------------------------
                                                     1999                       1998
                                           ------------------------   ------------------------  (Increase)
                                                           % of Net                   % of Net   Decrease
                                             Amount        Revenues     Amount        Revenues  in Net Loss
                                             ------        --------     ------        --------  -----------
                                                                (Dollars in thousands)
Revenues, net ..........................   $ 361,756          100%    $ 283,546          100%    $  78,210

Operating expenses:
   Technical and operating .............     146,378           40       123,804           44       (22,574)
   Selling, general & administrative ...     152,416           42       120,307           42       (32,109)
   Depreciation and amortization .......      39,902           11        34,424           12        (5,478)
                                           ---------                  ---------                  ---------
Operating income .......................      23,060            6         5,011            2        18,049
Other income (expense):
   Interest expense, net ...............     (32,948)          (9)      (32,101)         (11)         (847)
   Equity in net loss of affiliates, net      (7,674)          (2)      (13,402)          (5)        5,728
   Gain on sale of programming interests          --           --        17,648            6       (17,648)
   Miscellaneous, net ..................      (1,715)          --           597           --        (2,312)
                                           ---------                  ---------                  ---------
Net loss ...............................   $ (19,277)          (5)%   $ (22,247)          (8)%   $   2,970
                                           =========                  =========                  =========


                                     III-2

Comparison of Year Ended December 31, 2000 Versus Year Ended December 31, 1999

Rainbow Media Group

Revenues for the year ended December 31, 2000 increased $123.1 million (34%) as compared to revenues for the prior year. Approximately $56.3 million (16%) of the increase was a direct result of the Transactions, approximately $46.8 million (13%) of the increase was attributable to growth in programming network subscribers and rate increases and approximately $20.0 million (5%) of the increase was attributable to higher advertising and other revenues.

Technical and operating expenses increased $41.1 million (28%) for the year ended December 31, 2000 over the same 1999 period. Approximately $36.1 million (25%) of the increase was directly attributable to the Transactions. The remaining $5.0 million (3%) increase was related to those costs directly associated with the increases in revenues discussed above. As a percentage of revenues, technical and operating expenses decreased 1% during 2000 compared to 1999.

Selling, general and administrative expenses increased $40.9 million (27%) for 2000 as compared to the 1999 level. Approximately $34.5 million (23%) of the increase was attributable to increases in sales and marketing initiatives and other general cost increases and approximately $15.0 million (10%) was the direct result of the Transactions. Partially offsetting these increases were decreases of $5.8 million (4%) from lower charges attributed to RMG related to Cablevision Parent's incentive stock plan with the remaining decrease of $2.8 million (2%) resulting from lower Year 2000 remediation costs. As a percentage of revenues, selling, general and administrative expenses decreased 2% in 2000 compared to 1999. Excluding the effects of the incentive stock plan charges and Year 2000 remediation costs, as a percentage of revenues such costs increased 1%.

Depreciation and amortization expense increased $5.0 million (13%) during 2000 as compared to 1999. Increases of $11.2 million (28%) as a result of the Transactions were partially offset by net decreases of approximately $6.2 million (15%) due primarily to lower amortization expense as certain intangible assets became fully amortized during the period.

Net interest expense increased $17.6 million (54%) during 2000 compared to 1999. The net increase is primarily attributable to higher debt balances.

Equity in net loss of affiliates increased to $16.0 million in 2000 from $7.7 million in 1999. Such amounts consist of RMG's share of the net profits and losses of certain programming businesses, primarily regional and national sports programming companies and a national advertising company, in which Rainbow Media Holdings has varying minority ownership interests.

Impairment charges on investments for the year ended December 31, 2000 of $6.7 million represents an other-than-temporary decline in the fair value of RMG's investment in Salon.com.

Gain on sale of programming interests for the year ended December 31, 2000 resulted from the sale of certain programming assets.

Net miscellaneous expense decreased to $0.2 million for the year ended December 31, 2000 compared to $1.7 million for the prior year. In 1999, miscellaneous expense consisted principally of the write off of deferred financing costs in connection with amendments to American Movie Classics Company's credit agreement.


                                     III-3

Comparison of Year Ended December 31, 1999 Versus Year Ended December 31, 1998

Rainbow Media Group

Revenues for the year ended December 31, 1999 increased $78.2 million (28%) as compared to revenues for the prior year. Approximately $55.7 million (20%) of the increase was attributable to growth in programming network subscribers and rate increases. Approximately $19.9 million (7%) of the increase was attributable to higher advertising revenues. The remaining $2.6 million (1%) increase was derived from increases in other revenue sources.

Technical and operating expenses increased $22.6 million (18%) for the year ended December 31, 1999 over the same 1998 period due primarily to increases in those costs directly associated with the increases in revenues discussed above. As a percentage of revenues, technical and operating expenses decreased 4% during 1999 compared to 1998.

Selling, general and administrative expenses increased $32.1 million (27%) for 1999 as compared to the 1998 level. Approximately $20.9 million (18%) was attributable to increases in sales and marketing initiatives and other general cost increases, approximately $8.4 million (7%) of the increase was due to charges attributed to RMG related to Cablevision Parent's incentive stock plan, with the remaining $2.8 million (2%) increase a result of Year 2000 remediation costs. As a percentage of revenues, selling, general and administrative expenses remained relatively constant in 1999 compared to 1998. Excluding the effects of the incentive stock plan charges and Year 2000 remediation costs, as a percentage of revenues such costs decreased 4%.

Depreciation and amortization expense increased $5.5 million (16%) during 1999 as compared to 1998 as a result of depreciation on fixed asset additions made during the year, as well as additional amortization expense.

Net interest expense increased $0.8 million (3%) during 1999 compared to 1998. The net increase is primarily attributable to higher debt balances.

Equity in net loss of affiliates decreased to $7.7 million in 1999 from $13.4 million in 1998. Such amounts consist of RMG's share of the net profits and losses of certain programming businesses, primarily regional and national sports programming companies and a national advertising company, in which Rainbow Media Holdings has varying minority ownership interests.

Gain on sale of programming interests for the year ended December 31, 1998 of $17.6 million resulted from the sale of an interest in a regional sports programming business.

Net miscellaneous expense increased to $1.7 million for the year ended December 31, 1999 compared to $0.6 million of net miscellaneous income for the prior year. In 1999, miscellaneous expense consisted principally of the write off of deferred financing costs in connection with amendments to American Movie Classics Company's credit agreement.

Liquidity and Capital Resources

Refer to Cablevision Systems Corporation's Management's Discussion and Analysis of Financial Condition and Results of Operations filed as part of this document for a discussion of RMG's liquidity and capital resources.


                                     III-4

RAINBOW MEDIA GROUP

Operating Activities

Cash provided by operating activities amounted to $31.1 million for the year ended December 31, 2000 compared to $29.7 million for the year ended December 31, 1999. The 2000 cash provided by operating activities consisted primarily of net income of $90.9 million before depreciation, amortization and other non-cash items, partially offset by a net decrease in cash resulting from changes in assets and liabilities of $59.8 million.

Cash provided by operating activities amounted to $29.7 million for the year ended December 31, 1999 compared to $36.3 million for the year ended December 31, 1998. The 1999 cash provided by operating activities consisted primarily of net income of $63.7 million before depreciation, amortization and other non-cash items, partially offset by a net decrease in cash resulting from changes in assets and liabilities of $34.0 million.

Cash provided by operating activities amounted to $36.3 million for the year ended December 31, 1998. The 1998 cash provided by operating activities consisted primarily of net income of $34.8 million before depreciation, amortization and other non-cash items and a net increase in cash resulting from changes in assets and liabilities of $1.5 million.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2000 was $10.9 million compared to $11.9 million for the year ended December 31, 1999. The 2000 investing activities consisted of capital expenditures of $19.8 million, partially offset by $8.8 million of proceeds from the sale of programming interests.

Net cash used in investing activities for the year ended December 31, 1999 was $11.9 million compared to $4.9 million for the year ended December 31, 1998. The 1999 investing activities consisted of $12.6 million of capital expenditures, partially offset by $0.7 million of proceeds from the sale of equipment.

Net cash used in investing activities for the year ended December 31, 1998 was $4.9 million, which consisted solely of capital expenditures.

Financing Activities

Net cash used in financing activities amounted to $20.2 million for the year ended December 31, 2000 compared to $17.8 million for the year ended December 31, 1999. In 2000, financing activities consisted primarily of net distributions to CNYG of $65.5 million and other net cash payments aggregating $4.6 million, partially offset by $49.9 million of net proceeds from bank debt.

Net cash used in financing activities amounted to $17.8 million for the year ended December 31, 1999 compared to $32.6 million for the year ended December 31, 1998. In 1999, financing activities consisted primarily of net distributions to CNYG of $125.0 million and other cash


                                     III-5
payments aggregating $6.7 million, partially offset by $113.9 million of net proceeds from bank debt.

Cash used in financing activities amounted to $32.6 million for the year ended December 31, 1998. In 1998, financing activities consisted primarily of net distributions to CNYG of $24.0 million, net repayments of bank debt of $5.3 million and the payment of capital lease obligations of $3.3 million.

Year 2000

The Year 2000 issue ("Y2K") refers to the inability of certain computerized systems and technologies to recognize and/or correctly process dates beyond December 31, 1999. For the years ended December 31, 2000 and 1999, RMG recorded approximately $.05 million and $2.8 million of expenses relating to Y2K remediation.

Accounting Standards Issued But Not Yet Adopted

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, ("SFAS 133"), requires that all derivative financial instruments, such as interest rate swap contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. RMG does not expect that the adoption of SFAS 133 will have a material effect on its financial condition or results of operations.


                                     III-6

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Cablevision Systems Corporation

We have audited and reported separately herein on the consolidated financial statements of Cablevision Systems Corporation and subsidiaries ("Cablevision") as of December 31, 2000 and 1999, and for each of the years in the three-year period ended December 31, 2000.

We have also audited the accompanying combined balance sheets of Rainbow Media Group (a combination of certain assets and businesses of Cablevision, as described in Note 1) as of December 31, 2000 and 1999, and the related combined statements of operations, group deficiency and cash flows for each of the years in the three-year period ended December 31, 2000. These combined financial statements are the responsibility of Cablevision's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Rainbow Media Group has been operated as an integral part of Cablevision, and has no separate legal existence. As described in Note 1, these combined financial statements have been derived from the consolidated financial statements and accounting records of Cablevision and reflect certain assumptions and allocations. Moreover, as indicated in Note 4, Rainbow Media Group relies upon Cablevision for administrative, management and other services. The financial position, results of operations and cash flows of Rainbow Media Group could differ from those that might have resulted had Rainbow Media Group operated autonomously or as an entity independent of Cablevision. The combined financial statements of Rainbow Media Group are presented for purposes of additional analysis of Cablevision's consolidated financial statements, and should be read in conjunction with those statements.

In our opinion, the combined financial statements referred to in the second paragraph above present fairly, in all material respects, the financial position of Rainbow Media Group as of December 31, 2000 and 1999, and the results of its operations and its cash flows on the basis of presentation described in Note 1, for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                                                    /s/ KPMG LLP

Melville, New York
March 29, 2001


                                     III-7

                               RAINBOW MEDIA GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                             COMBINED BALANCE SHEETS
                           December 31, 2000 and 1999
                             (Dollars in thousands)

                                                             2000         1999
                                                             ----         ----
ASSETS

Current assets:

    Cash .............................................     $     28     $    105

    Trade accounts receivable (less allowance
    for doubtful accounts of $11,945 and $9,126) .....       75,262       46,950

    Accounts receivable-affiliates, net ..............       63,132       32,655

    Prepaid expenses and other current assets ........       17,920        4,386

    Feature film inventory, net ......................       61,017       50,068
                                                           --------     --------

            Total current assets .....................      217,359      134,164

Long-term feature film inventory, net ................      278,502      284,708

Property and equipment, net ..........................       62,189       49,274

Investments in affiliates ............................       56,120       47,398

Other assets .........................................       10,572           --

Deferred carriage fees (less accumulated
    amortization of $15,923 and $4,605) ..............       17,341       19,757

Deferred financing costs (less accumulated
    amortization of $754 and $1,769) .................        6,327        3,212

Deferred transmission costs (less accumulated
    amortization of $1,340 and $1,175) ...............          660          825

Intangible assets (less accumulated
    amortization of $164,139 and $132,206) ...........      194,719      103,638
                                                           --------     --------

                                                           $843,789     $642,976
                                                           ========     ========

                           See accompanying notes to
                         combined financial statements.


                                     III-8

                               RAINBOW MEDIA GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                             COMBINED BALANCE SHEETS
                           December 31, 2000 and 1999
                             (Dollars in thousands)
                                   (continued)

                                                         2000           1999
                                                         ----           ----
LIABILITIES AND GROUP DEFICIENCY

Current liabilities:
   Bank debt, current ............................   $    35,771    $    53,773
   Note payable - parent .........................       270,475             --
   Current portion of capital lease obligations ..         4,471          4,381
   Accounts payable ..............................        50,597         45,051
   Accrued employee related costs ................        61,251         34,566
   Other accrued expenses ........................        26,784         17,224
   Accounts payable-affiliates ...................        44,460         28,648
   Note payable - affiliate ......................            --         90,000
   Feature film and contract rights payable ......        51,557         60,409
                                                     -----------    -----------
            Total current liabilities ............       545,366        334,052
Bank debt, long-term .............................       328,000        308,000
Feature film rights payable, long-term ...........       197,021        206,476
Capital lease obligations, long-term .............        25,194         29,236
Other long-term liabilities ......................        10,914             --
                                                     -----------    -----------
            Total liabilities ....................     1,106,495        877,764
Deficit investments in affiliates ................         2,367          2,966
Commitments and contingencies
Group deficiency .................................      (265,073)      (237,754)
                                                     -----------    -----------
                                                     $   843,789    $   642,976
                                                     ===========    ===========

                           See accompanying notes to
                         combined financial statements.


                                     III-9

                               RAINBOW MEDIA GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                        COMBINED STATEMENTS OF OPERATIONS
                  Years ended December 31, 2000, 1999 and 1998
                             (Dollars in thousands)

                                               2000         1999         1998
                                               ----         ----         ----

Revenues, net ...........................   $ 484,816    $ 361,756    $ 283,546
                                            ---------    ---------    ---------

Operating expenses:

    Technical and operating .............     187,436      146,378      123,804

    Selling, general and administrative .     193,344      152,416      120,307

    Depreciation and amortization .......      44,911       39,902       34,424
                                            ---------    ---------    ---------

                                              425,691      338,696      278,535
                                            ---------    ---------    ---------

            Operating income ............      59,125       23,060        5,011
                                            ---------    ---------    ---------

Other income (expense):

    Interest expense ....................     (51,572)     (33,061)     (32,124)

    Interest income .....................         976          113           23

    Equity in net loss of affiliates, net     (15,961)      (7,674)     (13,402)

    Impairment charges on investments ...      (6,747)          --           --

    Gain on sale of programming interests       5,715           --       17,648

    Miscellaneous, net ..................        (225)      (1,715)         597
                                            ---------    ---------    ---------
                                              (67,814)     (42,337)     (27,258)
                                            ---------    ---------    ---------

            Net loss ....................   $  (8,689)   $ (19,277)   $ (22,247)
                                            =========    =========    =========

                           See accompanying notes to
                         combined financial statements.


                                     III-10

                               RAINBOW MEDIA GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     COMBINED STATEMENTS OF GROUP DEFICIENCY
                  Years ended December 31, 2000, 1999 and 1998
                             (Dollars in thousands)

Balance, January 1, 1998 .................................            $(170,230)

    Net loss .............................................              (22,247)

    Net contributions from CNYG ..........................               13,725
                                                                      ---------

Balance, December 31, 1998 ...............................             (178,752)

    Net loss .............................................              (19,277)

    Net distributions to CNYG ............................              (39,725)
                                                                      ---------

Balance, December 31, 1999 ...............................             (237,754)

    Net loss .............................................               (8,689)

    Net distributions to CNYG ............................              (18,630)
                                                                      ---------

Balance, December 31, 2000 ...............................            $(265,073)
                                                                      =========

                           See accompanying notes to
                         combined financial statements.


                                     III-11

                               RAINBOW MEDIA GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                        COMBINED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2000, 1999 and 1998
                             (Dollars in thousands)

                                                                  2000         1999         1998
                                                                  ----         ----         ----
Cash flows from operating activities:
   Net loss ................................................   $  (8,689)   $ (19,277)   $ (22,247)
   Adjustments to reconcile net loss to net cash
       provided by operating activities:
      Depreciation and amortization ........................      44,911       39,902       34,424
      Amortization and write-off of deferred costs .........         916        2,258          771
      Equity in net loss of affiliates, net ................      15,961        7,674       13,402
      Loss on investments ..................................       6,747           --           --
      Gain on sale of programming interests ................      (5,715)          --      (17,648)
      Gain on sale of equipment ............................          --         (254)          --
      Non-cash expenses attributed to RMG ..................      36,717       33,409       26,057
      Changes in assets and liabilities:
            Trade accounts receivable, net .................     (17,473)     (17,734)      (3,716)
            Accounts receivable-affiliates, net ............     (28,867)      (3,117)     (19,503)
            Prepaid expenses and other current assets ......      (6,068)       8,684       (3,701)
            Feature film inventory .........................        (686)     (70,116)    (112,734)
            Deferred carriage fees .........................       2,417      (19,757)          --
            Accounts payable and accrued liabilities .......       8,096       12,995       12,512
            Accounts payable affiliates ....................       6,184        3,118       23,651
            Feature film and contract rights payable .......     (26,524)      51,915      104,989
            Deferred revenue ...............................        (757)          --           --
            Other ..........................................       3,894           --           --
                                                               ---------    ---------    ---------
                   Net cash provided by operating activities      31,064       29,700       36,257
                                                               ---------    ---------    ---------

Cash flows from investing activities:
   Capital expenditures ....................................     (19,753)     (12,643)      (4,945)
   Proceeds from sale of programming interests .............       8,828           --           --
   Proceeds from sale of equipment .........................          --          722           --
                                                               ---------    ---------    ---------
                   Net cash used in investing activities ...     (10,925)     (11,921)      (4,945)
                                                               ---------    ---------    ---------

Cash flows from financing activities:
   Net proceeds from (repayments of) bank debt .............      49,944      113,916       (5,261)
   Distributions to CNYG ...................................     (65,547)    (125,000)     (24,023)
   Principal payments on capital lease obligations .........      (4,604)      (3,973)      (3,308)
   Financing costs on bank debt ............................          (9)      (2,716)          --
                                                               ---------    ---------    ---------
                  Net cash used in financing activities ....     (20,216)     (17,773)     (32,592)
                                                               ---------    ---------    ---------

Net increase (decrease) in cash ............................         (77)           6       (1,280)

Cash at beginning of year ..................................         105           99        1,379
                                                               ---------    ---------    ---------

Cash at end of year ........................................   $      28    $     105    $      99
                                                               =========    =========    =========

                           See accompanying notes to
                         combined financial statements.


                                     III-12

                               RAINBOW MEDIA GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)

NOTE 1. BASIS OF PRESENTATION

In March 2001, Cablevision Systems Corporation ("Cablevision") amended its certificate of incorporation to, among other things, (i) authorize the creation and distribution of a new class of common stock, to be designated as Rainbow Media Group ("RMG") tracking stock which is intended to reflect the performance of the assets and businesses of Cablevision attributed to RMG, (ii) increase the aggregate number of authorized shares of common stock that Cablevision may issue from 560 million to 1.88 billion, and (iii) redesignate each share of Cablevision common stock into a share of Cablevision NY Group ("CNYG") common stock, which is intended to reflect the performance of all of Cablevision's assets and businesses which have not been attributed to RMG. The RMG tracking stock was distributed on March 29, 2001 to holders of Cablevision common stock at a ratio of one share of RMG for every two shares of Cablevision stock held.

RMG represents a combination of certain assets, liabilities and businesses owned by Cablevision, consisting of: (i) five nationally-distributed entertainment programming networks, (ii) Cablevision's interests in five regional Fox Sports Net networks outside of the New York metropolitan area, (iii) an interest in National Sports Partners, which owns and distributes Fox Sports Net, (iv) an interest in National Advertising Partners, which provides advertising representation services to all of the Fox Sports Net networks, (v) Rainbow Network Communications, a full service network programming origination and distribution company and (vi) certain developmental activities of Cablevision's Rainbow Media Holdings, Inc. ("Rainbow Media Holdings") subsidiary. RMG has been operated as an integral part of Cablevision, and has no separate legal existence.

These combined financial statements have been derived from the consolidated financial statements and accounting records of Cablevision. These combined RMG financial statements, together with the combined CNYG financial statements, include all of the accounts contained in Cablevision's consolidated financial statements.

Amounts in the accompanying combined financial statements reflect Cablevision's basis in the net assets of the combined businesses. However, minority interests in the net assets and in the results of operations of these businesses are not reflected. Such minority interests are recorded in the consolidated financial statements of Cablevision.

The accompanying RMG combined financial statements are intended to reflect the assets, liabilities, revenues and expenses that Cablevision has attributed to RMG, as well as certain allocations deemed reasonable by management, to present the combined financial position and results of operations of RMG as if it were a separate entity for all periods presented. However, primarily as a result of allocations and inter-group related party transactions (Note 4), the financial information included herein may not necessarily reflect the combined financial position


                                     III-13

                               RAINBOW MEDIA GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

and results of operations of RMG had it operated as a separate stand-alone entity during the periods presented.

Even though Cablevision has attributed certain assets, liabilities, revenue and cash flows to RMG, that attribution does not change the legal title to any assets or responsibility for any liabilities and does not affect the rights of any creditors. Further, financial results of CNYG that affect Cablevision's consolidated financial condition could affect the financial position or results of operations of RMG. Any dividends or distributions on, or repurchases of, Cablevision stock will reduce the assets of Cablevision legally available for dividends on RMG stock. Accordingly, holders of CNYG common stock and RMG tracking stock will continue to be subject to risks associated with an investment in a single corporation and in all of Cablevision's businesses, assets and liabilities.

As a result of the factors described above, the combined financial statements of RMG should be read in conjunction with the consolidated financial statements of Cablevision.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Combination

The accompanying combined financial statements include the accounts of the following consolidated subsidiaries of Cablevision:

      American Movie Classics Company ("AMC")
            AMC includes the American Movie Classics and WE: Women's Entertainment programming services;
      Bravo Company ("Bravo")
            Bravo includes the Bravo and Independent Film Channel programming services;
      MuchMusic USA Venture;
      Sportschannel Ohio Associates (also known as Fox Sports Net Ohio); Sportschannel Florida Associates (also known as Fox Sports Net Florida); Rainbow Network Communications ("RNC"); and
      Sterling Digital LLC.

All significant intra-group transactions and balances have been eliminated in combination.

Group Deficiency

Group Deficiency represents the aggregate interests of all stockholders, partners and members in the net assets or liabilities of all combined companies comprising RMG. Cablevision includes its share of such amount in its consolidated financial statements, after consideration of the minority interests of parties other than Cablevision.


                                     III-14

                               RAINBOW MEDIA GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

Revenue Recognition

RMG recognizes revenue when programming services are provided to cable television systems or other pay television operators. Advertising revenue is recognized when commercials are telecast.

Investments in Marketable Securities

RMG accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." RMG has classified such investments as available-for-sale. Accordingly, these investments are stated at fair value and unrealized holding gains and losses are included in accumulated other comprehensive income as a component of group deficiency. In 2000, RMG recognized an impairment loss of $6,747 related to an other-than-temporary decline in the fair value of its investment in marketable securities. Accordingly, there are no unrealized gains or losses for the year ended December 31, 2000.

Long-Lived Assets

Property and equipment are carried at cost and depreciated on a straight line basis over the estimated useful lives of the assets or, with respect to leasehold improvements, amortized over the shorter of the lease term or the assets' useful lives.

RMG reviews its long-lived assets (property and equipment, and related intangible assets that arose from business combinations accounted for under the purchase method) for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

Feature Film Inventory

Rights to feature film inventory acquired under license agreements along with the related obligations are recorded at the contract value. Costs are amortized on the straight-line basis over the respective license periods throughout the contract term. Film telecast rights expected to be amortized within one year are classified as current assets while contract amounts payable within one year are classified as current liabilities.

Amounts payable during the five years subsequent to December 31, 2000 related to feature film rights amount to $50,946 in 2001, $43,436 in 2002, $40,874 in 2003,
$34,372 in 2004, and $17,776 in 2005.


                                     III-15

                               RAINBOW MEDIA GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

Investments in Affiliates

Investments in affiliates are carried at cost, adjusted for RMG's equity in net earnings or losses, if any, from the date of acquisition and any known impairment in value.

Deferred Carriage Fees

Deferred carriage fees primarily represent payments to a multiple cable system operator to guarantee carriage of the Bravo and WE: Women's Entertainment services and are amortized over the period of guarantee (3 to 5 years).

Deferred Financing Costs

Costs incurred to obtain debt are deferred and amortized to interest expense, on a straight-line basis, over the life of the related debt.

Deferred Transmission Costs

Deferred transmission costs represent prepayments to secure transponder space on a satellite and are amortized to technical and operating expense over the projected life (12 years) of the satellite.

Intangible Assets

Intangible assets at December 31, 2000 and 1999 consist of the following:

                                                              2000        1999
                                                              ----        ----
Broadcast rights, advertising relationships
  and affiliation agreements, net of
  accumulated amortization of $122,243 and $95,230 .....    $159,396    $ 95,066
Excess costs over fair value of net assets
  acquired, net of accumulated amortization
  of $41,896 and $36,996 ...............................      35,323       8,572
                                                            --------    --------

                                                            $194,719    $103,638
                                                            ========    ========

Broadcast rights and affiliation agreements represent the value assigned to telecast rights to certain sporting events and agreements with cable systems to carry certain programming services, and are amortized over periods ranging from 10 to 13 years on a straight-line basis. Excess costs over fair value of net assets acquired resulting from the acquisition of interests of certain programming businesses are being amortized on a straight-line basis over periods ranging from 6 to 20 years.


                                     III-16

                               RAINBOW MEDIA GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

Income Taxes

Income taxes are provided based upon the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the asset/liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets, subject to an ongoing assessment of realizability.

Earnings (Loss) Per Share

Historical earnings (loss) per share for RMG has been omitted from the combined statements of operations since RMG stock was not part of the capital structure of Cablevision for the periods presented. For periods following the distribution of the tracking stock, per share results for RMG will be presented only in the consolidated financial statements of Cablevision and will be computed by applying the "two class" method of Statement of Financial Accounting Standard No. 128, "Earnings Per Share."

Supplemental Cash Flow Information

RMG paid cash interest of approximately $32,578, $19,727 and $20,673 during 2000, 1999 and 1998, respectively. During 1999, RMG reduced feature film inventory and rights payable by approximately $26,113 in connection with an amendment to an existing film license agreement. (See Note 4.)

During 2000, 1999 and 1998, CNYG made contributions of $30,547, $41,998 and $20,997, respectively, to equity method investee companies attributed to RMG. Such amounts have been reflected as capital contributions from CNYG to RMG.

During 2000, 1999 and 1998, CNYG received net proceeds of $132,607 and made net payments of $18,924 and $105,259, respectively, on indebtedness and made payments of $20,676, $11,245 and $15,123, respectively, of related interest attributed to RMG. Such amounts have been reflected as capital contributions or distributions from CNYG to RMG.

During 2000, 1999 and 1998, CNYG made payments of $8,894, $13,108 and $4,017, respectively, relating to stock plan obligations attributed to RMG. Such amounts have been reflected as capital contributions from CNYG to RMG.

During 2000, 1999 and 1998, non-cash expenses attributed to RMG consisted primarily of (i) interest of $20,349, $11,280 and $12,310, respectively, related to a portion of indebtedness of


                                     III-17

                               RAINBOW MEDIA GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

Rainbow Media Holdings, Inc., and (ii) expenses of $16,368, $22,129 and $13,747, respectively, related to an incentive stock plan of Cablevision.

During 2000, CNYG acquired controlling interests in two programming businesses for approximately $140,698 (including cash acquired of $4,384). Such acquisitions have been attributed to RMG and have been reflected as contributions to RMG.

During 2000, certain film rights and the related obligations with a net book value of $3,992 were assigned to CNYG. The assignment was recorded as a capital distribution from RMG to CNYG.

In 2000, Cablevision attributed the net assets of Sterling Digital LLC with a book value of $481 (net of cash of $69) to RMG. Such transaction has been reflected as a contribution to RMG.

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

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

NOTE 3. LIQUIDITY

Although RMG had a working capital deficit as of December 31, 2000, RMG is operated as an integral part of Cablevision. Cablevision will cause RMG to have sufficient liquidity to meet its working capital requirements through (i) renegotiation or replacement of existing credit facilities, (ii) the sale of debt or equity securities, (iii) the sale of interests in the businesses, and/or, if necessary, (iv) advances from CNYG.

NOTE 4. ALLOCATIONS AND RELATED PARTY TRANSACTIONS

Allocations

The combined financial statements of RMG reflect the application of certain allocation and cash management policies of Cablevision, which are summarized below. Cablevision's board of directors may modify or rescind any of these allocation policies without the approval of the


                                     III-18

                               RAINBOW MEDIA GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

stockholders, although no such changes are currently contemplated. Any such changes adopted by the board of directors would be made in its good faith business judgment of Cablevision's best interests, taking into consideration the best interests of all Cablevision shareholders. Management believes that these allocations have been made on a reasonable basis. However, it is not practicable to determine whether the allocated amounts represent amounts that might have been incurred on a stand-alone basis. Explanations of the composition and the amounts of the more significant allocations are described below.

Corporate General and Administrative Costs

General and administrative costs, including costs of maintaining corporate headquarters, facilities and common support functions (such as human resources, legal, accounting, tax, audit, treasury, strategic planning, investor relations, information technology, etc.) have been allocated by Cablevision generally based upon management's estimate of proportionate usage. When determinations based upon usage are impractical, Cablevision uses other methods and criteria that management believes to be equitable and provide a reasonable estimate of costs attributable to RMG. Such costs allocated to RMG amounted to $27,011, $18,369 and $14,404 for the years ended December 31, 2000, 1999 and 1998, respectively, and have been included in selling, general and administrative expenses.

Year 2000 Remediation Costs

Selling, general and administrative expenses for the years ended December 31, 2000 and 1999 includes $49 and $2,813, respectively, of Year 2000 remediation costs which include direct charges and allocations from Cablevision.

Indebtedness and Interest

Cablevision has attributed indebtedness generally based upon approximate funding of start up costs for certain of RMG's programming services. As more fully described in Note 8, indebtedness related to the stand-alone bank facilities of AMC and Rainbow Media Holdings, currently a 74% owned subsidiary of Cablevision, has been attributed to RMG. Additionally, inter-group indebtedness of approximately $90,000 at December 31, 1999 was attributed to RMG reflecting the start up costs of certain of RMG's programming services. The inter-group indebtedness was repaid in 2000. Interest expense associated with the stand-alone bank facilities and this attributed indebtedness amounted to $47,229, $28,783 and $25,939 for the years ended December 31, 2000, 1999 and
1998, respectively.

Income Taxes

To the extent that federal and state income taxes are determined on a basis that includes operations of both CNYG and RMG, such taxes are allocated to each group, and reflected in


                                     III-19

                               RAINBOW MEDIA GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

their respective financial statements, in accordance with Cablevision's tax allocation policy. In general, this policy provides that the consolidated tax provision, and related tax payments or refunds, will be allocated between the groups based principally upon the financial income, taxable income, credits and other amounts directly related to the respective groups. Under the policy, the amount of taxes payable or refundable which are allocated to RMG will generally be comparable to those that would have resulted if the groups had filed separate tax returns. Further, RMG is responsible to CNYG for its share of any consolidated income tax liabilities determined in accordance with the policy. Accordingly, RMG will realize the benefits of its tax attributes when it generates sufficient taxable income to utilize such attributes.

Stock-Based Compensation

Cablevision charges the businesses attributed to RMG their proportionate share of the expense or benefit related to certain employee stock incentive plans. For the years ended December 31, 2000, 1999 and 1998, these charges amounted to $16,368, $22,129, and $13,747, respectively. Such charges are included in administrative expenses in the accompanying combined statements of operations. Amounts accrued for these stock incentive plans aggregated $50,141 and $24,879 as of December 31, 2000 and 1999, respectively, and are included in accrued employee related costs in the accompanying combined balance sheets.

Health and Welfare Benefits

Employees of entities attributed to RMG participate in health and welfare plans sponsored by Cablevision. Health and welfare benefit costs have generally been allocated by Cablevision based upon the proportionate number of participants in the plan. Such costs amounted to $2,585, $1,746 and $1,660 for the years ended December 31, 2000, 1999 and 1998, respectively, and have been included in selling, general and administrative expenses.

Cash Management

Surplus cash is swept nightly from certain entities within RMG to Rainbow Media Holdings, which is attributed to CNYG. Such inter-group transfers do not bear interest.

Related-Party Transactions

As described below, RMG provides services to and receives services from affiliates and CNYG. As many of these transactions are conducted between subsidiaries under common control of Cablevision, amounts charged for these services have not necessarily been based upon arm's length negotiations. However, it is not practicable to determine whether the amounts charged represent amounts that might have been incurred on a stand-alone basis for RMG.


                                     III-20

                               RAINBOW MEDIA GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

Members of CNYG and RMG may enter into agreements with third party service providers in which the amounts paid by CNYG or RMG may differ from the amounts that CNYG or RMG would otherwise pay if such arrangements were on an arm's-length basis. These arrangements, are in return for the service provider's or its affiliate's agreement to make payments or provide services to members of CNYG or RMG on a basis more or less favorable than either group would otherwise obtain. Where RMG has received the benefit of CNYG's negotiations in the form of increased affiliation payments or discounted license fees, CNYG charges RMG the amount of the benefit. In respect of two such agreements, RMG has recorded charges from CNYG amounting to $15,627, $15,081 and $14,000 in 2000, 1999 and 1998, respectively, of which $14,000 in each of the three years has been reflected as a reduction of RMG's affiliation revenue and $1,627 and $1,081 in 2000 and 1999, respectively, has been reflected as increased film licensing costs.

RMG provides programming to cable television systems owned or managed by CSC Holdings, Inc. ("CSC Holdings"), a wholly-owned subsidiary of Cablevision, and other affiliates under contracts called affiliation agreements. Affiliate revenues earned by RMG from services provided to these cable television systems amounted to approximately $74,239, $64,912 and $45,392, for the years ended December 31, 2000, 1999, and 1998, respectively.

RNC provides certain transmission and production services to programming entities owned or managed by Rainbow Media Holdings and included in CNYG. For the years ended December 31, 2000, 1999 and 1998, approximately $9,145, $12,827 and $13,077, respectively, of revenues was earned from services provided to these entities.

Under contractual agreements, CSC Holdings provides certain consulting services to AMC. These agreements provide for payment, in addition to expense reimbursement, of an aggregate fee of 3.5% of the businesses' gross revenues, as defined. The agreements are automatically renewable every five years at the option of CSC Holdings. Pursuant to the terms of these agreements, RMG was charged consulting fees of $7,699, $6,832 and $5,710 in 2000, 1999 and 1998, respectively.

National Sports Partners, an equity method investee which has been attributed to RMG, provides certain programming to RMG. RMG was charged approximately $2,709, $1,869 and $2,273 for the years ended December 31, 2000, 1999 and 1998, respectively, for this programming.

National Advertising Partners, an equity method investee which has been attributed to RMG, provides national advertising services to RMG. RMG was charged fees for such services of approximately $994, $601 and $543 for the years ended December 31, 2000, 1999 and 1998, respectively.

As of December 31, 2000, AMC had outstanding an interest exchange (cap) agreement with CSC Holdings with a total notional value of $105,000 maturing on May 13, 2002. The agreement caps AMC's floating rate of interest based on LIBOR at 7% through May 2001 and at 7.5% from May 2001 through May 2002. AMC entered into this cap agreement to hedge against interest rate risk and accounts for this agreement as a hedge whereby interest expense is recorded using the revised rate with any fees amortized as a yield adjustment.


                                     III-21

                               RAINBOW MEDIA GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

Note payable-affiliate of $90,000 at December 31, 1999 represents an attributed portion of a loan made in June 1998 by Regional Programming Partners ("RPP") to Rainbow Media Holdings. Such loan was a four year demand note maturing on March 31, 2002 and bore interest at a rate of LIBOR plus 7/8% per annum. The loan was repaid in 2000.

At December 31, 2000, Rainbow Media Holdings had $270,475 (including interest of $631) outstanding pursuant to a demand note payable to CSC Holdings which bears interest at three month LIBOR plus 2.25%.

NOTE 5. SIGNIFICANT TRANSACTIONS

In January 2000, RPP acquired the 70% interest in SportsChannel Florida Associates held by Front Row Communications, Inc. for approximately $130,600 (including the repayment of $20,000 in debt) increasing its ownership to 100%. In May 2000, Rainbow Media Holdings acquired the 50% interest in MuchMusic USA Venture that it did not already own from Chum Limited for $10,000 increasing its ownership interest to 100%. These acquisitions were accounted for as purchases with the operations of the acquired businesses being combined with those of RMG as of the acquisition dates. The purchase prices were allocated to the specific assets acquired based upon independent appraisals as follows:

            Property, plant and equipment .............   $   3,600
            Other assets ..............................      28,500
            Liabilities (excluding debt of $20,000) ...     (15,800)
            Excess cost over fair value of net assets
                 acquired and other intangible assets .     124,300
                                                          ---------
                                                          $ 140,600
                                                          =========

In 2000 and 1998, RMG recognized a gain of $5,715 and $17,648, respectively, in connection with the sale of programming businesses.

The following unaudited pro forma condensed combined results of operations are presented for the year ended December 31, 1999 as if the acquisition of SportsChannel Florida Associates had occurred on January 1, 1999. Results of operations for the acquisition of MuchMusic USA Venture and the sale of the interest in SportsChannel New England, L.P. are not material.

                                                         Year ended
                                                      December 31, 1999
                                                      -----------------

            Net revenues .......................          $ 409,590
                                                          =========

            Net loss ...........................          $ (28,011)
                                                          =========

The unaudited pro forma information presented above gives effect to certain adjustments, including the amortization of acquired intangible assets. The pro forma information has been


                                     III-22

                               RAINBOW MEDIA GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

prepared for comparative purposes only and does not purport to indicate the results of operations which would actually have occurred had the acquisition of SportsChannel Florida Associates been made at the beginning of the period indicated or which may occur in the future.

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                              December 31,
                                         ----------------------      Estimated
                                            2000         1999      Useful Lives
                                         ---------    ---------    ------------

Program, service and test equipment ..   $  85,881    $  76,400    5 to 8 years
Furniture and fixtures ...............      18,480       12,921    3 to 8 years
Leasehold improvements ...............      15,606        8,473    Life of lease
                                         ---------    ---------
                                           119,967       97,794
Less accumulated depreciation
   and amortization ..................     (57,778)     (48,520)
                                         ---------    ---------
                                         $  62,189    $  49,274
                                         =========    =========

NOTE 7. INVESTMENTS IN AFFILIATES

The following table reflects ownership percentages and balances of equity method investments attributed to RMG as of December 31, 2000 and 1999:

                                   Ownership Percentages    Investment Balances
                                   ---------------------   ---------------------
                                                  December 31,
                                   ---------------------------------------------
                                   2000        1999          2000        1999
                                   ----        ----          ----        ----
MuchMusic USA Venture ..........    100%         50%       $     --    $  3,359
SportsChannel Chicago Associates     50          50          33,393      30,260
SportsChannel Pacific Associates     50          50           7,072       6,531
SportsChannel Florida Associates    100          30              --          36
SportsChannel New England
     Limited Partnership .......     50          50           4,415       2,534
National Sports Partners .......     50          50          11,241       4,678
National Advertising Partners ..     50          50          (1,166)     (2,966)
Regional Sports News ...........     48          --          (1,202)         --
                                                           --------    --------
                                                           $ 53,753    $ 44,432
                                                           ========    ========

RMG's share of the net loss of these affiliates for the years ended December 31, 2000, 1999 and 1998 aggregated $15,961, $7,674 and $13,402, respectively.


                                     III-23

                               RAINBOW MEDIA GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

NOTE 8. BANK DEBT

AMC has a credit agreement which matures on March 31, 2006 and consists of a $225,000 amortizing term loan and a $200,000 reducing revolving loan. Borrowings under the credit agreement bear interest at market rates plus a margin based on the ratio of debt to cash flow, as defined. At December 31, 2000 and 1999, the weighted-average interest rate on bank indebtedness approximated 8.0% and 7.6%, respectively. The term loan will begin amortizing March 31, 2001 and requires quarterly amortization payments. The revolving loan does not start to reduce until June 30, 2004. On December 31, 2000 and 1999, $225,000 was outstanding under the term loan, $130,000 and $83,000 was outstanding under the revolving loan and $4,322 and $1,456 was outstanding under a separate overdraft facility, respectively. Unrestricted funds available to AMC under the credit agreement amounted to approximately $70,000 at December 31, 2000.

Substantially all of the assets of AMC, amounting to approximately $383,000 at December 31, 2000, have been pledged to secure borrowings under the AMC credit agreement. The AMC credit agreement contains various restrictive covenants with which AMC was in compliance at December 31, 2000. AMC must pay an annual commitment fee of 0.625% on the aggregate unused balance of the revolver.

Rainbow Media Holdings had a $300,000, three year credit facility which was repaid on December 22, 2000 with funds borrowed from CSC Holdings. At December 31, 1999, Rainbow Media Holdings had outstanding borrowings under its credit facility of $52,317 (including $3,317 outstanding under a separate overdraft facility). The weighted average interest rate on Rainbow Media Holdings' bank debt was 8.9% on December 31, 1999.

At December 31, 2000, Rainbow Media Holdings had $270,475 (including interest of $631) outstanding pursuant to a demand note payable to CSC Holdings which bears interest at three month LIBOR plus 2.25% and $4,449 outstanding under an overdraft facility with a bank. The interest rate on the demand note was 8.75% at December 31, 2000.

Amounts payable under the AMC credit agreement together with $8,771 payable in 2001 for bank overdrafts, during the five years subsequent to December 31, 2000 are as follows:


                                     III-24

                               RAINBOW MEDIA GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

                        Year ending
                       December 31,
                       ------------

                           2001          $  35,771
                           2002             29,250
                           2003             36,000
                           2004             61,250
                           2005            160,750

NOTE 9. INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2000 and 1999 are presented below:

                                                        2000             1999
                                                        ----             ----
Depreciation and amortization                        $  14,391        $  14,391
Benefit plans                                           20,208           25,273
Allowance for doubtful accounts                          5,107            3,354
Deferred gains                                         (52,640)         (56,910)
Benefits of tax loss carry forwards                    129,260          126,000
                                                     ---------        ---------
    Net deferred tax assets                            116,326          112,108
Valuation allowance                                   (116,326)        (112,108)
                                                     ---------        ---------
                                                     $      --        $      --
                                                     =========        =========

The operations of RMG are included in the consolidated federal income tax returns filed by Rainbow Media Holdings. At December 31, 2000, Rainbow Media Holdings had consolidated net operating loss carry forwards of approximately $757,033 of which $307,763 has been allocated to RMG. RMG's portion of the net operating loss carry forwards reflects approximately $23,689 in stock compensation deductions which would result in an adjustment to paid-in capital upon realization of such net operating loss carry forward. A portion of the carry forwards may be subject to annual limitations on deductions due to changes in the ownership of Rainbow Media Holdings.

RMG has provided a valuation allowance for the total amount of net deferred tax assets since realization of these assets is not assured, principally due to RMG's history of net losses.

NOTE 10. LEASES

RMG leases certain facilities and transponder space on a satellite under operating lease agreements with third parties which expire at various dates through 2006. Rent expense for operating leases amounted to approximately $7,365, $9,704 and $7,026 for the years ended December 31, 2000,


                                     III-25

                               RAINBOW MEDIA GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

1999 and 1998, respectively. The following is a schedule of future minimum lease payments for operating leases as of December 31, 2000:

                      2001                                      $ 8,984
                      2002                                        7,038
                      2003                                        5,898
                      2004                                        6,044
                      2005                                        5,772
                      Thereafter                                 19,461
                                                                -------
                      Total minimum lease payments              $53,197
                                                                =======

RMG leases certain equipment and transponder space on a satellite under capital leases. Future minimum capital lease payments as of December 31, 2000 are:

                      2001                                      $ 7,080
                      2002                                        7,080
                      2003                                        7,080
                      2004                                        6,720
                      2005                                        2,760
                      Thereafter                                  8,760
                                                                -------

                      Total minimum lease payments               39,480
                      Less amount representing interest (10%)     9,815
                                                                -------
                      Present value of net minimum
                              capital lease payments             29,665
                      Less current installments                   4,471
                                                                -------
                      Obligations under capital leases,
                              excluding current installments    $25,194
                                                                =======

At December 31, 2000 and 1999, the gross amount of origination equipment and related accumulated amortization recorded under capital leases were as follows:

                                                           2000            1999
                                                           ----            ----
Origination equipment                                    $42,613         $43,831
Less accumulated amortization                             19,694          14,467
                                                         -------         -------
                                                         $22,919         $29,364
                                                         =======         =======

NOTE 11. BENEFIT PLANS

Cablevision sponsors a retirement plan and a 401(k) savings plan pursuant to which the businesses of RMG contribute a percent of eligible employees' annual compensation, as defined, to the retirement plan and makes matching contributions for a portion of employee voluntary contributions to the 401(k) savings plan. The cost associated with these plans was approximately $1,045, $810 and $685 for the years ended December 31, 2000, 1999 and 1998, respectively.


                                     III-26

                               RAINBOW MEDIA GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

NOTE 12. COMMITMENTS AND CONTINGENCIES

Several of the companies which comprise RMG have entered into contracts, including rights agreements, with professional sports teams and others relating to cable television programming. Future cash payments required under these contracts as of December 31, 2000 are as follows:

                             2001            $ 41,735
                             2002              41,268
                             2003              43,336
                             2004              40,528
                             2005              22,577
                       Thereafter             126,485
                                             --------
                                             $315,929
                                             ========

Broadcast Music, Inc. ("BMI") and the American Society of Composers, Authors and Publishers ("ASCAP"), organizations which license the performance of musical compositions of respective members, allege that certain of the companies within RMG require a license to exhibit musical compositions in their respective catalogs and that continued use requires a license. BMI and ASCAP have each agreed to interim fees based on revenues covering certain periods. The interim fee agreements have been extended several times, and are currently extended on a month-to-month basis. These matters have been submitted to a Federal Rate Court, and are subject to retroactive adjustment either at such time as a final decision is made by the Court or a final agreement is reached by the parties.

In addition, RMG is party to various legal matters arising out of the ordinary conduct of its business, some involving substantial amounts. Management does not believe that the final outcome of these lawsuits, including the BMI and ASCAP rate matters, will have a material adverse impact on the financial position or results of operations of RMG.

NOTE 13. DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash, Trade Accounts Receivable, Accounts Receivable - Affiliates, Prepaid Expenses and Other Current Assets, Accounts Payable, Accrued Expenses, Accounts Payable - Affiliates, Note Payable-Parent, Note Payable-Affiliate, and Contract Rights Payable.

The carrying amount approximates fair value due to the short maturity of these instruments.

Investments in Marketable Securities

Available-for-sale marketable securities are carried at their estimated fair value based upon their quoted market prices.


                                     III-27

                               RAINBOW MEDIA GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

Bank Debt

The estimated fair value of bank debt approximates its carrying value based on the current rates offered to the entities within RMG for instruments of the same remaining maturities.

Interest Rate Cap Agreements

At December 31, 2000 and 1999, the fair value of the outstanding cap agreement was $840 and $599, respectively (net receivable position). Fair value was obtained from a dealer quote. This value represents the estimated amount RMG would receive to terminate the agreement, taking into consideration current interest rates and the current creditworthiness of the counterparty.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 14. CONCENTRATION OF CREDIT RISK

At December 31, 2000 and 1999, RMG had three customers that accounted for approximately 49% and 44%, respectively, of RMG's net trade receivable balances, including those due from affiliates, which exposes RMG to a concentration of credit risk.

NOTE 15. SUBSEQUENT EVENT

In February 2001, Cablevision entered into an agreement with Metro-Goldwyn-Mayer Inc. ("MGM") for MGM to acquire a 20% interest in certain programming businesses of Rainbow Media Holdings which are included in RMG for $825,000 in cash.


                                     III-28

CABLEVISION NY GROUP

Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Transactions

2000 Acquisition. In August 2000, Rainbow Media Holdings, Inc. ("Rainbow Media Holdings") purchased the remaining interests in News 12 New Jersey LLC that it did not already own from the Newark Morning Ledger Co.

2000 Dispositions. In September 2000, CSC Holdings, Inc. ("CSC Holdings") completed the sale of its cable television system serving Kalamazoo, Michigan and in November 2000, CSC Holdings completed the sale of cable television systems in the greater Cleveland, Ohio metropolitan area.

1999 Acquisitions. In April 1999, CSC Holdings purchased ITT Corporation's ("ITT") remaining minority interest in Madison Square Garden. In 1999, CSC Holdings acquired interests in the real property and assets related to certain movie theaters.

1998 Acquisitions. In December 1998, CSC Holdings acquired the net assets of Clearview Cinema Group, Inc. ("Clearview") and certain assets from Loews Cineplex Entertainment Corporation ("Loews"). In June 1998, CSC Holdings purchased 50% of ITT's then remaining minority interest in Madison Square Garden ("MSG"). In March 1998, Cablevision Systems Corporation ("Cablevision") acquired certain cable television systems in New York and New Jersey from Tele-Communications, Inc. ("TCI"). In addition, in February 1998, Cablevision Electronics Investments, Inc. ("Cablevision Electronics") acquired substantially all of the assets associated with 40 The WIZ consumer electronics store locations (the "WIZ Transaction").

1998 Dispositions. In 1998, CSC Holdings completed the sale of substantially all of the assets of U.S. Cable Television Group, L.P. and the sale of several smaller cable television systems. Also in 1998, CSC Holdings transferred its cable television system in Rensselaer, New York plus approximately $16 million in cash to Time Warner Entertainment Company, L.P. ("Time Warner") in exchange for Time Warner's Litchfield, Connecticut system.

The above transactions completed in 2000, 1999 and 1998 are collectively referred to as the "Transactions."

Results of Operations - Cablevision NY Group

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA

                                                                             Years Ended December 31,
                                                         -----------------------------------------------------------
                                                                     2000                            1999
                                                         ----------------------------   ----------------------------    (Increase)
                                                                             % of Net                       % of Net     Decrease
                                                           Amount            Revenues     Amount            Revenues   in Net Loss
                                                         -----------       -----------  -----------        ----------  -----------
                                                                                   (Dollars in thousands)
Revenues, net ........................................   $ 3,946,430            100%    $ 3,601,727            100%    $   344,703

Operating expenses:
   Technical and operating ...........................     1,529,669             39       1,409,543             39        (120,126)
   Retail electronics cost of sales ..................       549,978             14         484,760             13         (65,218)
   Selling, general & administrative .................       985,590             25       1,050,703             29          65,113
   Depreciation and amortization .....................       973,335             25         853,895             24        (119,440)
                                                         -----------                    -----------                    -----------
Operating loss .......................................       (92,142)            (2)       (197,174)            (5)        105,032
Other income (expense):
   Interest expense, net .............................      (512,019)           (13)       (432,792)           (12)        (79,227)
   Equity in net loss of affiliates, net .............          (724)            --         (11,560)            --          10,836
   Gain on sale of cable assets and
       programming interests, net ....................     1,204,150             31              --             --       1,204,150
   Impairment charges on investments .................      (139,682)            (4)        (15,100)            --        (124,582)
   Write off of deferred interest and financing costs         (5,209)            --          (3,012)            --          (2,197)
   Miscellaneous, net ................................       (51,753)            (1)         (1,168)            --         (50,585)
                                                         -----------                    -----------                    -----------
Net income (loss) before dividend requirements .......       402,621             10        (660,806)           (18)      1,063,427
   Dividend requirements applicable to preferred stock      (165,304)            (4)       (170,087)            (5)          4,783
                                                         -----------                    -----------                    -----------
Net income (loss) ....................................   $   237,317              6%    $  (830,893)           (23)%   $ 1,068,210
                                                         ===========                    ===========                    ===========

                                                                             Years Ended December 31,
                                                         -----------------------------------------------------------
                                                                     1999                            1998
                                                         ----------------------------   ----------------------------    (Increase)
                                                                             % of Net                       % of Net     Decrease
                                                           Amount            Revenues     Amount            Revenues   in Net Loss
                                                         -----------       -----------  -----------        ----------  -----------
                                                                                   (Dollars in thousands)
Revenues, net ........................................   $ 3,601,727            100%    $ 2,998,734            100%    $   602,993

Operating expenses:
   Technical and operating ...........................     1,409,543             39       1,162,119             39        (247,424)
   Retail electronics cost of sales ..................       484,760             13         367,102             12        (117,658)
   Selling, general & administrative .................     1,050,703             29         786,158             26        (264,545)
   Depreciation and amortization .....................       853,895             24         699,683             23        (154,212)
                                                         -----------                    -----------                    -----------
Operating loss .......................................      (197,174)            (5)        (16,328)            (1)       (180,846)
Other income (expense):
   Interest expense, net .............................      (432,792)           (12)       (370,273)           (12)        (62,519)
   Equity in net loss of affiliates, net .............       (11,560)            --         (23,966)            (1)         12,406
   Gain on sale of cable assets and
       programming interests, net ....................            --             --         153,264              5        (153,264)
   Impairment charges on investments .................       (15,100)            --              --             --         (15,100)
   Write off of deferred interest and financing costs         (3,012)            --         (23,482)            (1)         20,470
   Provision for preferential payment to related party            --             --            (980)            --             980
   Miscellaneous, net ................................        (1,168)            --         (19,815)            (1)         18,647
                                                         -----------                    -----------                    -----------
Net loss before dividend requirements ................      (660,806)           (18)       (301,580)           (10)       (359,226)
   Dividend requirements applicable to preferred stock      (170,087)            (5)       (161,872)            (5)         (8,215)
                                                         -----------                    -----------                    -----------
Net loss .............................................   $  (830,893)           (23)%   $  (463,452)           (15)%   $  (367,441)
                                                         ===========                    ===========                    ===========

Comparison of Year Ended December 31, 2000 Versus Year Ended December 31, 1999

Combined Results - Cablevision NY Group

Revenues for the year ended December 31, 2000 increased $344.7 million (10%) as compared to revenues for the prior year. Approximately $81.5 million (3%) resulted from higher revenue per cable television subscriber; approximately $80.0 million (2%) resulted from increases in revenue from Cablevision NY Group's ("CNYG") programming and entertainment services including Madison Square Garden; approximately $78.8 million (2%) resulted from higher retail electronics revenues; approximately $66.8 million (2%) was due to increases in revenue derived from the developing modem and telephone businesses and deferred revenue recognized in connection with the warrants previously received from At Home; and approximately $35.3 million (1%) was attributable to internal growth of 65,800 in the average number of cable television subscribers during the year. Other net increases, primarily from advertising on CNYG's cable television systems, amounted to $22.9 million. These increases were partially offset by a decrease of approximately $20.6 million attributable to the Transactions.

Technical and operating expenses for 2000 increased $120.1 million (9%) over the 1999 amount. Approximately $128.6 million (9%) reflected increased costs directly associated with the growth in revenues and subscribers discussed above, as well as increases in programming costs for cable television services, partially offset by a decrease of $8.5 million attributable to the Transactions. As a percentage of revenues, technical and operating expenses remained relatively constant during 2000 as compared to 1999.

Retail electronics cost of sales amounted to approximately $550.0 million (81% of retail electronics sales) for the year ended December 31, 2000, compared to approximately $484.8 million (80% of retail electronics sales) for 1999. Cost of sales includes the cost of merchandise sold, including freight costs incurred, as well as store occupancy and buying costs for the retail electronics segment.

Selling, general and administrative expenses decreased $65.1 million (6%) for 2000 as compared to the 1999 level. The change from the prior year resulted from decreases of approximately $151.6 million (14%) reflecting lower charges attributed to CNYG related to an incentive stock plan, approximately $34.4 million (4%) due to lower Year 2000 remediation costs and approximately $12.5 million (1%) directly attributable to the Transactions. Offsetting these decreases was an increase of approximately $94.9 million (9%) resulting from higher administrative, sales and marketing and customer service costs and approximately $38.5 million (4%) to expense the unamortized portion of deferred acquisition costs related to CNYG's consumer modem program. As a percentage of revenues, selling, general and administrative expenses decreased 4% in 2000 compared to 1999. Excluding the effects of the incentive stock plan and Year 2000 remediation costs, as a percentage of revenues such costs increased 2% during 2000 as compared to 1999.

Operating profit before depreciation and amortization increased $224.5 million (34%) to $881.2 million for the year ended December 31, 2000 from $656.7 million for the comparable period in 1999. Approximately $151.6 million (23%) of the increase resulted from lower costs related to an incentive stock plan and approximately $72.9 million (11%) resulted from the combined effect of the revenue and expense changes discussed above. On a pro forma basis, giving effect to the Transactions as if they had occurred on January 1, 1999 and excluding the Company's systems held for sale, the incentive stock plan costs referred to above, the charge related to consumer modems discussed above, and the costs of Year 2000 remediation, operating profit before depreciation and amortization would have increased 10% in 2000. Operating profit before depreciation and amortization is presented here to provide additional information about CNYG's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income (loss) and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

Depreciation and amortization expense increased $119.4 million (14%) during 2000 as compared to 1999. Approximately $22.3 million (3%) resulted from higher impairment charges related to goodwill and capitalized software costs. (The 2000 amount included a $47.5 million write-off of goodwill which resulted from the Clearview acquisition and $10.3 million from the write-off of capitalized software costs. The 1999 amount included a $35.5 million write-off of goodwill related to the WIZ Transaction). Approximately $89.3 million (10%) resulted primarily from depreciation on new plant assets. The remaining $7.8 million (1%) increase was directly attributable to the Transactions.

Net interest expense increased $79.2 million (18%) during 2000 compared to 1999. The net increase is primarily attributable to debt incurred to fund capital expenditures and higher interest rates.

Equity in net loss of affiliates decreased to $.7 million in 2000 from $11.6 million in 1999. Such amounts consist of CNYG's share of the net profits and losses of certain programming businesses and a personal communications services business in which Cablevision has varying minority ownership interests.

Gain on sale of cable assets and programming interests for the year ended December 31, 2000 represents a gain of $1,204.2 million from the disposition of CNYG's cable television systems in Kalamazoo and Ohio.

Impairment charges on investments for the year ended December 31, 2000 represents a charge of $139.7 million relating to an other-than-temporary decline in the fair value of the At Home warrants. The 1999 impairment charge of $15.1 million resulted from the write-off of an investment held by Rainbow Media Holdings.

Write off of deferred interest and financing costs of $5.2 million in 2000 and $3.0 million in 1999 consists principally of the write off of deferred financing costs in connection with amendments to or termination of CSC Holdings' credit agreements.

Net miscellaneous expense increased to $51.8 million for the year ended December 31, 2000 compared to $1.2 million for the prior year. In 2000, miscellaneous expense includes a $42.5 million income tax provision resulting from the Transactions and $9.3 million relates to various other items. In 1999, miscellaneous expense included $6.7 million related to federal, state and local income taxes and $5.4 million related to various other items, partially offset by a gain of $10.9 million which resulted from the sale of certain marketable securities.

Business Segments Results - Cablevision NY Group

CNYG classifies its business interests into three segments: Telecommunication Services, consisting principally of its cable television, telephone and modem services operations; MSG, which owns and operates professional sports teams, regional cable television networks, live productions and entertainment venues; and Retail Electronics, which represents the operations of Cablevision Electronics' retail electronics stores. CSC Holdings allocates certain costs to each segment based upon their proportionate estimated usage of services. The financial information for the segments does not include inter-segment eliminations.

Telecommunication Services

Refer to Cablevision Systems Corporation's Management's Discussion and Analysis of Financial Condition and Results of Operations filed as part of this document.

MSG

Refer to Cablevision Systems Corporation's Management's Discussion and Analysis of Financial Condition and Results of Operations filed as part of this document.

Retail Electronics

Refer to Cablevision Systems Corporation's Management's Discussion and Analysis of Financial Condition and Results of Operations filed as part of this document.

Comparison of Year Ended December 31, 1999 Versus Year Ended December 31, 1998

Combined Results - Cablevision NY Group

Revenues for the year ended December 31, 1999 increased $603.0 million (20%) as compared to revenues for the prior year. Approximately $306.6 million (10%) of the increase was attributable to the Transactions; approximately $204.3 million (7%) was from increases in other revenue sources such as CNYG's programming and entertainment services (including Madison Square Garden), advertising on CNYG's cable television systems, revenue derived from the developing commercial telephone business and deferred revenue recognized in connection with the warrants previously received from At Home; and approximately $58.6 million (2%) resulted from higher revenue per subscriber. The remaining increase of $33.5 million (1%) was attributable to internal growth of 65,700 in the average number of cable television subscribers during the year.

Technical and operating expenses for 1999 increased $247.4 million (21%) over the 1998 amount. Approximately $158.1 million (13%) reflected increased costs directly associated with the growth in revenues and subscribers discussed above, as well as increases in programming costs for cable television services, with the remaining $89.3 million (8%) attributable to the Transactions. As a percentage of revenues, technical and operating expenses remained relatively constant during 1999 as compared to 1998.

Retail electronics cost of sales amounted to approximately $484.8 million (80% of retail electronics sales) for the year ended December 31, 1999, compared to approximately $367.1 million (79% of retail electronics sales) from the date of the WIZ Transaction through December 31, 1998. Cost of sales includes the cost of merchandise sold, including freight costs incurred, as well as store occupancy and buying costs for the retail electronics segment.

Selling, general and administrative expenses increased $264.5 million (34%) for 1999 as compared to the 1998 level. Approximately $101.2 million (13%) was due to charges attributed to CNYG related to an incentive stock plan and $76.2 million (10%) resulted from higher administrative, sales and marketing, and customer service costs. An additional $60.6 million (8%) was directly attributable to the Transactions with the remaining $26.5 million (3%) due to Year 2000 remediation costs. As a percentage of revenues, selling, general and administrative expenses increased 3% in 1999 compared to 1998. Excluding the effects of the incentive stock plan and Year 2000 remediation costs, as a percentage of revenues such costs remained relatively constant during 1999 as compared to 1998.

Operating profit before depreciation and amortization decreased $26.6 million (4%) to $656.7 million for 1999 from $683.4 million for 1998. This decrease resulted from the combined effects of the revenue and expense changes discussed above. On a pro forma basis, giving effect to the Transactions as if they had occurred on January 1, 1998 and excluding the incentive stock plan charges referred to above and the costs of Year 2000 remediation, operating profit before depreciation and amortization would have increased 8.1% in 1999. Operating profit before depreciation and amortization is presented here to provide additional information about CNYG's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income (loss) and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

Depreciation and amortization expense increased $154.2 million (22%) during 1999 as compared to 1998. Approximately $103.2 million (15%) of the increase was directly attributable to the Transactions. The remaining $51.0 million (7%) increase resulted from depreciation on new plant assets, partially offset by a decrease in amortization expense resulting from certain intangible assets becoming fully amortized during 1999.

Net interest expense increased $62.5 million (17%) during 1999 compared to 1998. The net increase is primarily attributable to debt incurred to fund acquisitions and capital expenditures, partly offset by generally lower interest rates.

Equity in net loss of affiliates decreased to $11.6 million in 1999 from $24.0 million in 1998. Such amounts consist of CNYG's share of the net profits and losses of certain programming businesses and a personal communications services business in which Cablevision has varying minority ownership interests.

Gain on sale of programming interests and cable assets for the year ended December 31, 1998 consists of a gain of $153.3 million from the disposition of certain cable television systems.

Write off of deferred interest and financing costs of $3.0 million in 1999 consists principally of the write off of deferred financing costs recorded in connection with amendments to CSC Holdings' credit agreements. The write off of deferred interest and financing costs of $23.5 million in 1998 consists principally of a $14.9 million premium paid to redeem Clearview's senior notes payable and the write off of deferred financing costs of $4.7 million recorded in connection with amendments to CSC Holdings' credit agreements.

Impairment charges on investments for the year ended December 31, 1999 of $15.1 million resulted from the write-off of an investment held by Rainbow Media Holdings.

Provision for preferential payment to related party consists of the expensing of the proportionate amount due with respect to an annual payment to Charles F. Dolan made in connection with the acquisition of Cablevision of New York City. Effective March 4, 1998, these preferential payments were terminated upon the retirement of Mr. Dolan's preferred interest.

Net miscellaneous expense decreased to $1.2 million for the year ended December 31, 1999 compared to $19.8 million for the prior year. In 1999, miscellaneous expense included $6.7 million related to federal, state and local income taxes and $5.4 million related to various other items, partially offset by a gain of $10.9 million which resulted from the sale of certain marketable securities. In 1998, miscellaneous expense included $13.5 million relating to federal, state and local income taxes and $6.3 million related to various other items.

Business Segments Results - Cablevision NY Group

Telecommunication Services

Refer to Cablevision Systems Corporation's Management's Discussion and Analysis of Financial Condition and Results of Operations filed as part of this document.

MSG

Refer to Cablevision Systems Corporation's Management's Discussion and Analysis of Financial Condition and Results of Operations filed as part of this document.

Retail Electronics

Refer to Cablevision Systems Corporation's Management's Discussion and Analysis of Financial Condition and Results of Operations filed as part of this document.

Liquidity and Capital Resources

Refer to Cablevision Systems Corporation's Management Discussion and Analysis of Financial Condition and Results of Operations filed as part of this document for a discussion of CNYG's liquidity and capital resources.

CABLEVISION NY GROUP

Operating Activities

Cash provided by operating activities amounted to $119.1 million for the year ended December 31, 2000 compared to $245.5 million for the year ended December 31, 1999. The 2000 cash provided by operating activities consisted primarily of income before depreciation, amortization and other non-cash items of $289.7 million, partially offset by a net decrease in cash resulting from changes in assets and liabilities of $170.6 million.

Cash provided by operating activities amounted to $245.5 million for the year ended December 31, 1999 compared to $394.1 million for the year ended December 31, 1998. The 1999 cash provided by operating activities consisted primarily of $197.6 million of income before depreciation, amortization and other non-cash items and a net increase in cash resulting from changes in assets and liabilities of $47.9 million.

Cash provided by operating activities amounted to $394.1 million for the year ended December 31, 1998. The 1998 cash provided by operating activities consisted primarily of $273.4 million of income before depreciation, amortization and other non-cash items and an increase in cash resulting from changes in assets and liabilities of $120.7 million.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2000 was $531.3 million compared to $1,018.5 million for the year ended December 31, 1999. The 2000 investing activities consisted of $1,306.2 million of capital expenditures, $128.8 million of payments for acquisitions and other net cash payments of $78.5 million, partially offset by net proceeds of $982.2 million from the sale of cable assets and programming interests.

Net cash used in investing activities for the year ended December 31, 1999 was $1,018.5 million compared to $464.4 million for the year ended December 31, 1998. The 1999 investing activities consisted of $858.5 million of capital expenditures, $117.7 million of payments for acquisitions and other net cash payments of $53.2 million, partially offset by net proceeds of $10.9 million from the sale of marketable securities.

Net cash used in investing activities for the year ended December 31, 1998 was $464.4 million. The 1998 investing activities consisted of $556.7 million of capital expenditures, $317.6 million of payments for acquisitions and other net cash payments of $36.4 million, partially offset by net proceeds of $446.3 million from the sale of cable assets and programming interests.

Financing Activities

Cash provided by financing activities amounted to $387.5 million for the year ended December 31, 2000 compared to $661.8 million for the year ended December 31, 1999. In 2000, financing activities consisted primarily of $359.0 million from the net proceeds from bank debt and other net cash receipts aggregating $28.5 million.

Cash provided by financing activities amounted to $661.8 million for the year ended December 31, 1999 compared to net cash used in financing activities of $164.7 million for the year ended December 31, 1998. In 1999, financing activities consisted primarily of $497.7 million derived from the issuance of senior notes and debentures, $125.0 million of capital contributions from RMG, and $89.0 million from the net proceeds from bank debt, partially offset by other net cash payments aggregating $49.9 million.

Cash used in financing activities amounted to $164.7 million for the year ended December 31, 1998. In 1998, financing activities consisted primarily of the net repayment of bank debt, subordinated notes payable, senior notes payable and senior debt aggregating $1,215.7 million, the repayment of an obligation to a related party of $197.2 million and other net cash payments aggregating $47.9 million, partially offset by $1,296.1 million derived from the issuance of senior notes and debentures.

Year 2000

The Year 2000 issue ("Y2K") refers to the inability of certain computerized systems and technologies to recognize and/or correctly process dates beyond December 31, 1999. For the years ended December 31, 2000, 1999 and 1998, CNYG recorded approximately $3.4 million, $38.7 million and $7.6 million, respectively, of expenses relating to Y2K remediation.

Accounting Standards Issued But Not Yet Adopted

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, ("SFAS 133"), requires that all derivative financial instruments, such as interest rate swap contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. CNYG does not expect that the adoption of SFAS 133 will have a material effect on its financial condition or results of operations.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Cablevision Systems Corporation

We have audited and reported separately herein on the consolidated financial statements of Cablevision Systems Corporation and subsidiaries ("Cablevision") as of December 31, 2000 and 1999, and for each of the years in the three-year period ended December 31, 2000.

We have also audited the accompanying combined balance sheets of Cablevision NY Group (a combination of certain assets and businesses of Cablevision, as described in Note 1) as of December 31, 2000 and 1999, and the related combined statements of operations, group deficiency and cash flows for each of the years in the three-year period ended December 31, 2000. These combined financial statements are the responsibility of Cablevision's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Cablevision NY Group has been operated as an integral part of Cablevision, and has no separate legal existence. As described in Note 1, these combined financial statements have been derived from the consolidated financial statements and accounting records of Cablevision and reflect certain assumptions and allocations. Moreover, as indicated in Note 3, Cablevision NY Group relies upon Cablevision for administrative, management and other services. The financial position, results of operations and cash flows of Cablevision NY Group could differ from those that might have resulted had Cablevision NY Group been operated autonomously or as an entity independent of Cablevision. The combined financial statements of Cablevision NY Group are presented for purposes of additional analysis of Cablevision's consolidated financial statements, and should be read in conjunction with those statements.

In our opinion, the combined financial statements referred to in the second paragraph above present fairly, in all material respects, the financial position of Cablevision NY Group as of December 31, 2000 and 1999, and the results of its operations and its cash flows on the basis of presentation described in Note 1, for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                                                    /s/ KPMG LLP

Melville, New York
March 29, 2001

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                             COMBINED BALANCE SHEETS
                           December 31, 2000 and 1999
                             (Dollars in thousands)

                                                                           2000           1999
                                                                           ----           ----
ASSETS
0Cash and cash equivalents .........................................   $    37,912    $    62,560
Accounts receivable trade (less allowance for doubtful accounts of
    $26,933 and $26,231) ...........................................       229,151        179,354
Notes and other receivables ........................................       139,641        128,852
Inventory, prepaid expenses and other assets .......................       285,882        208,587
Property, plant and equipment, net .................................     3,223,485      2,703,221
Investments in affiliates ..........................................        43,471         13,991
Investment securities available-for-sale ...........................       811,046             --
Other investments ..................................................       116,940        256,442
Advances to affiliates .............................................       388,208        153,044
Net assets held for sale ...........................................       309,423        269,349
Franchises, net of accumulated amortization of
    $777,526 and $703,237 ..........................................       422,900        651,777
Affiliation and other agreements, net of accumulated amortization of
    $205,450 and $165,474 ..........................................        64,143        106,580
Excess costs over fair value of net assets acquired and other intangible assets, net of accumulated amortization of
    $790,932 and $673,702 ..........................................     1,605,808      1,779,062
Deferred financing, acquisition and other costs, net of
    accumulated amortization of $54,945 and $48,119 ................       108,679        116,493
                                                                       -----------    -----------
                                                                       $ 7,786,689    $ 6,629,312
                                                                       ===========    ===========
LIABILITIES AND GROUP DEFICIENCY
Accounts payable ...................................................   $   423,500    $   365,362
Accrued liabilities:
      Interest .....................................................       119,014        114,972
      Employee related costs .......................................       365,220        429,359
      Other ........................................................       513,736        452,502
Accounts payable to affiliates .....................................        50,403         21,757
Contract obligations ...............................................        78,511        104,241
Deferred revenue ...................................................       222,806        274,043
Bank debt ..........................................................     2,319,661      1,892,714
Senior notes and debentures ........................................     2,693,208      2,692,602
Subordinated notes and debentures ..................................     1,048,648      1,048,513
Capital lease obligations and other debt ...........................        84,508         65,482
                                                                       -----------    -----------
      Total liabilities ............................................     7,919,215      7,461,547
Series H Redeemable Exchangeable Preferred Stock ...................       434,181        409,757
Series M Redeemable Exchangeable Preferred Stock ...................     1,110,113        994,754
Commitments and contingencies
Group deficiency ...................................................    (1,676,820)    (2,236,746)
                                                                       -----------    -----------
                                                                       $ 7,786,689    $ 6,629,312
                                                                       ===========    ===========

                           See accompanying notes to
                         combined financial statements.

                              CABLEVISION NY GROUP
                (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                        COMBINED STATEMENTS OF OPERATIONS
                  Years ended December 31, 2000, 1999 and 1998
                             (Dollars in thousands)

                                                                             2000           1999           1998
                                                                             ----           ----           ----
Revenues, net (including retail electronics sales of
   $682,109, $603,294 and $464,388) ..................................   $ 3,946,430    $ 3,601,727    $ 2,998,734
                                                                         -----------    -----------    -----------

Operating expenses:

   Technical and operating ...........................................     1,529,669      1,409,543      1,162,119
   Retail electronics cost of sales...................................       549,978        484,760        367,102
   Selling, general and administrative ...............................       985,590      1,050,703        786,158
   Depreciation and amortization .....................................       973,335        853,895        699,683
                                                                         -----------    -----------    -----------
                                                                           4,038,572      3,798,901      3,015,062
                                                                         -----------    -----------    -----------

Operating loss .......................................................       (92,142)      (197,174)       (16,328)
                                                                         -----------    -----------    -----------

Other income (expense):
   Interest expense ..................................................      (519,030)      (443,105)      (397,703)
   Interest income ...................................................         7,011         10,313         27,430
   Equity in net loss of affiliates, net .............................          (724)       (11,560)       (23,966)
   Gain on sale of cable assets and programming interests, net .......     1,204,150             --        153,264
   Impairment charges on investments .................................      (139,682)       (15,100)            --
   Write off of deferred interest and financing costs ................        (5,209)        (3,012)       (23,482)
   Provision for preferential payment to related party ...............            --             --           (980)
   Miscellaneous, net ................................................       (51,753)        (1,168)       (19,815)
                                                                         -----------    -----------    -----------
                                                                             494,763       (463,632)      (285,252)
                                                                         -----------    -----------    -----------

Net income (loss) before dividend requirements .......................       402,621       (660,806)      (301,580)

   Dividend requirements applicable to preferred stock ...............      (165,304)      (170,087)      (161,872)
                                                                         -----------    -----------    -----------

Net income (loss) ....................................................   $   237,317    $  (830,893)   $  (463,452)
                                                                         ===========    ===========    ===========

                           See accompanying notes to
                         combined financial statements.

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     COMBINED STATEMENTS OF GROUP DEFICIENCY
                  Years ended December 31, 2000, 1999 and 1998
                             (Dollars in thousands)

Balance, January 1, 1998 .....................................      $(1,386,761)

     Net distributions to RMG ................................          (13,725)
     Net loss ................................................         (301,580)
     Preferred dividend requirements .........................         (161,872)
     Redemption of preferred stock of CSC Holdings ...........           (9,409)
     Employee stock transactions .............................           12,082
     Net payments to partners or stockholders ................          (65,580)
     Issuance of Cablevision common stock ....................          536,250
                                                                    -----------

Balance, December 31, 1998 ...................................       (1,390,595)

     Net contributions from RMG ..............................           39,725
     Net loss ................................................         (660,806)
     Preferred dividend requirements .........................         (170,087)
     Redemption of preferred stock of CSC Holdings ...........              (98)
     Employee stock transactions .............................           15,170
     Net payments to partners or stockholders ................          (76,861)
     Issuance of Cablevision common stock ....................            7,305
     Purchase of treasury stock ..............................             (499)
                                                                    -----------

Balance, December 31, 1999 ...................................       (2,236,746)

     Net income ..............................................          402,621
     Other comprehensive income ..............................          286,440
                                                                    -----------

          Other comprehensive income .........................          689,061

     Net contributions from RMG ..............................           18,630
     Preferred dividend requirements .........................         (165,304)
     Employee stock transactions .............................           25,594
     Net payments to partners or stockholders ................           (8,055)
                                                                    -----------

Balance, December 31, 2000 ...................................      $(1,676,820)
                                                                    ===========

                           See accompanying notes to
                         combined financial statements.

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                        COMBINED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2000, 1999 and 1998
                             (Dollars in thousands)

                                                                    2000           1999           1998
                                                                    ----           ----           ----
Cash flows from operating activities:

   Net income (loss) ........................................   $   402,621    $  (660,806)   $  (301,580)

   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
          Depreciation and amortization .....................       973,335        853,895        699,683
          Equity in net loss of affiliates, net .............           724         11,560         23,966
          Gain on sale of cable assets and
             programming interests, net .....................    (1,204,150)            --       (153,264)
          (Gain) loss on investments ........................       139,682        (10,861)            --
          Write off of deferred interest and financing costs          5,209          3,012         23,482
          (Gain) loss on sale of equipment, net .............          (803)        10,061           (604)
          Write off of investment in affiliate ..............            --         15,100             --
          Amortization of deferred financing and
             debenture discount .............................         9,819          9,067          7,761
          Non-cash expenses attributed to RMG ...............       (36,717)       (33,409)       (26,057)
   Change in assets and liabilities, net of effects of
      acquisitions and dispositions:
                 Accounts receivable trade ..................       (55,934)       (13,685)        22,838
                 Notes and other receivables ................       (11,071)        28,119        (91,091)
                 Inventory, prepaid expenses and other assets       (71,933)       (24,652)       (50,242)
                 Advances to affiliates .....................       (27,477)       (17,914)       (17,501)
                 Other deferred costs .......................       (18,681)           506         11,689
                 Accounts payable ...........................        61,883          1,151        117,249
                 Accrued liabilities ........................        32,266        162,903        169,669
                 Contract obligations .......................       (28,376)       (28,398)       (23,613)
                 Deferred revenue ...........................       (51,279)       (60,170)       (18,268)
                                                                -----------    -----------    -----------

      Net cash provided by operating activities .............       119,118        245,479        394,117
                                                                -----------    -----------    -----------

Cash flows from investing activities:
   Capital expenditures .....................................    (1,306,215)      (858,523)      (556,697)
   Payments for acquisitions, net of cash acquired ..........      (128,784)      (117,660)      (317,594)
   Net proceeds from sale of cable assets and
      programming interests .................................       982,172             --        446,284
   Proceeds from sale of equipment ..........................           776            745          8,817
   Proceeds from sale of investments ........................            --         10,861             --
   Increase in investments in affiliates, net ...............       (78,964)       (48,844)       (31,996)
   Increase in other investments ............................          (180)            --             --
   Additions to other intangible assets .....................           (94)        (5,072)       (13,253)
                                                                -----------    -----------    -----------

      Net cash used in investing activities .................   $  (531,289)   $(1,018,493)   $  (464,439)
                                                                -----------    -----------    -----------

                           See accompanying notes to
                         combined financial statements.

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                        COMBINED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2000, 1999 and 1998
                             (Dollars in thousands)
                                   (continued)

                                                                2000           1999           1998
                                                                ----           ----           ----
Cash flows from financing activities:
   Net proceeds from (repayments of) bank debt ..........   $   359,001    $    89,022    $  (857,395)
   Repayment of senior debt .............................            --             --       (112,500)
   Repayment of subordinated notes payable ..............            --             --       (151,000)
   Redemption of senior notes payable ...................            --             --        (94,848)
   Issuance of senior notes and debentures ..............            --        497,670      1,296,076
   Redemption of subsidiary preferred stock .............            --            (98)        (9,409)
   Preferred stock dividends ............................       (25,521)       (21,915)       (29,341)
   Issuance of Cablevision common stock .................        25,594         15,170         12,082
   Obligation to related party ..........................            --             --       (197,183)
   Payments on capital lease obligations and other debt .       (36,114)       (18,063)        (8,998)
   Additions to deferred financing and other costs ......          (984)       (24,440)       (36,220)
   Purchase of Cablevision treasury stock ...............            --           (499)            --
   Net capital contributions from RMG ...................        65,547        125,000         24,023
                                                            -----------    -----------    -----------

      Net cash provided by (used in) financing activities       387,523        661,847       (164,713)
                                                            -----------    -----------    -----------

Net decrease in cash and cash equivalents ...............       (24,648)      (111,167)      (235,035)

Cash and cash equivalents at beginning of year ..........        62,560        173,727        408,762
                                                            -----------    -----------    -----------

Cash and cash equivalents at end of year ................   $    37,912    $    62,560    $   173,727
                                                            ===========    ===========    ===========

                           See accompanying notes to
                         combined financial statements.

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)

NOTE 1. BASIS OF PRESENTATION

In March 2001, Cablevision Systems Corporation ("Cablevision") amended its certificate of incorporation to, among other things, (i) authorize the creation and distribution of a new class of common stock, to be designated as Rainbow Media Group ("RMG") tracking stock which is intended to reflect the performance of the assets and businesses of Cablevision attributed to RMG, (ii) increase the aggregate number of authorized shares of common stock that Cablevision may issue from 560 million to 1.88 billion, and (iii) redesignate each share of Cablevision common stock into a share of Cablevision NY Group ("CNYG") common stock, which is intended to reflect the performance of all of Cablevision's assets and businesses which have not been attributed to RMG. The RMG tracking stock was distributed on March 29, 2001 to holders of Cablevision common stock at a ratio of one share of RMG for every two shares of Cablevision stock held.

CNYG represents a combination of assets, liabilities and businesses owned by Cablevision which have not been attributed to RMG. These assets, liabilities and businesses include: (i) cable television businesses, including Cablevision's residential telephone and high-speed modem businesses, (ii) commercial telephone and internet operation businesses, (iii) retail electronics businesses, (iv) Cablevision's interests in New York metropolitan area sports and entertainment businesses including Madison Square Garden, Radio City Music Hall, MSG Network, Fox Sports Net New York and professional sports teams, (v) motion picture theater businesses, (vi) advertising sales representation businesses, (vii) certain equity interests in a multimedia internet service provider, certain direct broadcast satellite assets and interests in a wireless personal communications business, and (viii) certain marketable equity securities. CNYG has been operated as an integral part of Cablevision, and has no separate legal existence.

These combined financial statements have been derived from the consolidated financial statements and accounting records of Cablevision. These combined CNYG financial statements, together with the combined RMG financial statements, include all of the accounts contained in Cablevision's consolidated financial statements.

Amounts in the accompanying combined financial statements reflect Cablevision's basis in the net assets of the combined businesses. However, minority interests in the net assets and in the results of operations of these businesses are not reflected. Such minority interests are recorded in the consolidated financial statements of Cablevision.

The accompanying CNYG combined financial statements are intended to reflect the assets, liabilities, revenues and expenses that Cablevision has attributed to CNYG, as well as certain allocations deemed reasonable by management, to present the combined financial position and results of operations of CNYG as if it were a separate entity for all periods presented. However, primarily as a result of allocations and inter-group related party transactions (Note 3), the financial information included herein may not necessarily reflect the combined financial position

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

and results of operations of CNYG had it operated as a separate stand-alone entity during the periods presented.

Even though Cablevision has attributed certain assets, liabilities, revenue and cash flows to CNYG, that attribution does not change the legal title to any assets or responsibility for any liabilities and does not affect the rights of any creditors. Further, financial results of RMG that affect Cablevision's consolidated financial condition could affect the financial position or results of operations of CNYG. Any dividends or distributions on, or repurchases of, Cablevision stock will reduce the assets of Cablevision legally available for dividends on CNYG stock. Accordingly, holders of RMG tracking stock and CNYG common stock will continue to be subject to risks associated with an investment in a single corporation and in all of Cablevision's businesses, assets and liabilities.

As a result of the factors described above, the combined financial statements of CNYG should be read in conjunction with the consolidated financial statements of Cablevision.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Combination

The accompanying combined financial statements include the accounts of all consolidated subsidiaries of Cablevision that have not been attributed to RMG. All significant intra-group transactions and balances have been eliminated in combination. Cablevision's interests in less than majority-owned entities are carried on the equity method.

Group Deficiency

Group deficiency represents the aggregate interests of all stockholders, partners and members in the net assets or liabilities of all combined companies comprising CNYG. Cablevision includes its share of such amount in its consolidated financial statements, after consideration of the interests of parties other than Cablevision.

Payments to (from) partners and stockholders appearing in the accompanying combined statements of group deficiency represent amounts exchanged with partners and stockholders of partnerships and companies comprising CNYG, primarily the redemption of ITT Corporation's interests in Madison Square Garden, L.P. ("MSG") in each of the years presented.

Revenue Recognition

CNYG recognizes cable television, internet access, telephony and programming revenues as services are provided to subscribers. Advertising revenues are recognized when commercials are telecast. Revenue from retail electronic sales is recognized upon delivery, with an appropriate

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

provision for returned merchandise based upon historical experience. Revenues derived from other sources are recognized when services are provided or events occur.

Investments in Marketable Securities

CNYG accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." CNYG has classified such investments as available-for-sale. Accordingly, these investments are stated at fair value and unrealized holding gains and losses are included in accumulated other comprehensive income as a component of group deficiency.

Long-Lived Assets

Property, plant and equipment, including construction materials, are carried at cost, and includes all direct costs and certain indirect costs associated with the construction of cable television transmission and distribution systems, and the costs of new subscriber installations. Franchises are amortized on the straight-line basis over the average remaining terms (5 to 12 years) of the franchises at the time of acquisition. Affiliation and other agreements (primarily cable television system programming agreements) are amortized on a straight-line basis over periods ranging from 8 to 10 years. Other intangible assets are amortized on the straight-line basis over the periods benefited (1 to 15 years), except that excess costs over fair value of net assets acquired are being amortized on the straight-line basis over periods ranging from 6 to 40 years. CNYG reviews its long-lived assets (property, plant and equipment, and related intangible assets that arose from business combinations accounted for under the purchase method) for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

Inventory

Carrying amounts of retail merchandise are determined on an average cost basis and are stated at the lower of cost or market.

Deferred Financing Costs

Costs incurred to obtain debt are deferred and amortized to interest expense, on a straight-line basis, over the life of the related debt.

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

Income Taxes

Income taxes are provided based upon the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the asset/liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets, subject to an ongoing assessment of realizability.

Income (Loss) Per Share

Historical income (loss) per share for CNYG has been omitted from the statements of operations since CNYG stock was not part of the capital structure of Cablevision for the periods presented. For periods following the distribution of the tracking stock, per share results for CNYG will be presented only in the consolidated financial statements of Cablevision and will be computed by applying the "two class" method of Statement of Financial Accounting Standard No. 128, "Earnings Per Share."

Reclassifications

Certain reclassifications have been made in the 1999 and 1998 financial statements to conform to the 2000 presentation.

Supplemental Cash Flow Information

For purposes of the combined statements of cash flows, CNYG considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. CNYG paid cash interest of approximately $524,166, $412,359 and $362,506 during 2000, 1999 and 1998, respectively.

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

During 2000, 1999 and 1998, CNYG's noncash investing and financing activities and other supplemental data are presented below:

                                                                Years Ended December 31,
                                                                ------------------------

                                                            2000         1999         1998
                                                            ----         ----         ----
Capital lease obligations ............................   $  55,635    $  53,330    $  28,795
Issuance of common stock in connection with the
  redemption of CSC Holdings' preferred stock ........          --      323,233           --
Issuance of common stock in connection with
  acquisitions and redemption of partnership interests          --        7,305      536,250
Receipt of warrants from At Home Corporation .........          --           --       74,788
Contributions to equity method investees attributed
   to RMG ............................................     (30,547)     (41,998)     (20,997)
Net proceeds (payments) on indebtedness attributed
   to RMG ............................................     132,607      (18,924)    (105,259)
Payments of interest attributed to RMG ...............     (20,676)     (11,245)     (15,123)
Payments of stock plan obligations attributed to RMG .      (8,894)     (13,108)      (4,017)
Payments for acquisitions attributed to RMG (including
    the repayment of bank debt of $20,078) ...........    (145,331)          --           --
Receipt of marketable securities in connection with
   the sale of cable assets ..........................     524,606           --           --
Assignment of film rights to CNYG from RMG ...........       3,992           --           --

Comprehensive Income

Other comprehensive income for the year ended December 31, 2000 of $286,440 represents unrealized net gains on available-for-sale securities.

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

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

NOTE 3. ALLOCATIONS AND RELATED PARTY TRANSACTIONS

Allocations

The combined financial statements of CNYG reflect the application of certain allocation and cash management policies of Cablevision, which are summarized below. Cablevision's board of directors may modify or rescind any of these allocation policies without the approval of the stockholders, although no such changes are currently contemplated. Any such changes adopted by the board of directors would be made in its good faith business judgment of Cablevision's best interests, taking into consideration the best interests of all Cablevision shareholders. Management believes that these allocations have been made on a reasonable basis. However, it is not practicable to determine whether the allocated amounts represent amounts that might have been incurred on a stand-alone basis. Explanations of the composition and the amounts of the more significant allocations are described below.

Corporate General and Administrative Costs

General and administrative costs, including costs of maintaining corporate headquarters, facilities and common support functions (such as human resources, legal, accounting, tax, audit, treasury, strategic planning, investor relations, information technology, etc.) have been allocated by Cablevision generally based upon actual charges or management's estimate of proportionate usage. When determinations based upon usage are impractical, Cablevision uses other methods and criteria that management believes to be equitable and provide a reasonable estimate of costs attributable to CNYG. CNYG's allocated share of such costs amounted to $73,356, $64,778 and $47,341 for the years ended December 31, 2000, 1999 and 1998, respectively, and have been included in selling, general and administrative expenses.

Year 2000 Remediation Costs

Selling, general and administrative expenses for the years ended December 31, 2000, 1999 and 1998 include $3,424, $38,666 and $7,593, respectively, of Year
2000 remediation costs which include direct charges and allocations from Cablevision.

Indebtedness and Interest

Cablevision has attributed indebtedness generally based upon approximate funding of start up costs for certain of CNYG's businesses. As more fully described in
Note 7, indebtedness related to the stand-alone bank facilities of CSC Holdings, Inc. ("CSC Holdings"), Cablevision MFR, Inc., Madison Square Garden, Cablevision Electronics Investments, Inc. ("Cablevision Electronics") and CCG Holdings, Inc. has been attributed to CNYG.

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

Income Taxes

To the extent that federal and state income taxes are determined on a basis that includes operations of both CNYG and RMG, such taxes are allocated to each group, and reflected in their respective financial statements, in accordance with Cablevision's tax allocation policy. In general, this policy provides that the consolidated tax provision, and related tax payments or refunds, will be allocated between the groups based principally upon the financial income, taxable income, credits and other amounts directly related to the respective groups. Under the policy, the amount of taxes payable or refundable which are allocated to CNYG will generally be comparable to those that would have resulted if the groups had filed separate tax returns. Further, RMG is responsible to CNYG for its share of any consolidated income tax liabilities determined in accordance with the policy. RMG's share of such liabilities is generally determined by reference to the amount of tax that RMG would owe on a separately filed tax return. Accordingly, CNYG will realize the benefits of its tax attributes when it generates sufficient taxable income to utilize such attributes.

Stock-Based Compensation

Cablevision charges the businesses attributed to CNYG their proportionate share of the expense or benefit related to certain employee stock incentive plans. For the years ended December 31, 2000, 1999 and 1998, these charges amounted to $67,827, $233,660, and $132,432, respectively. Such charges are included in administrative expenses in the accompanying combined statements of operations. Amounts accrued for these stock incentive plans aggregated $172,815 and $262,699 as of December 31, 2000 and 1999, respectively, and are included in accrued employee related costs in the accompanying combined balance sheets.

Health and Welfare Benefits

Employees of entities attributed to CNYG participate in health and welfare plans sponsored by Cablevision. Health and welfare benefit costs have generally been allocated by Cablevision based upon the proportionate number of participants in the plan. Such costs amounted to $47,470, $37,464 and $32,159 for the years ended December 31, 2000, 1999 and 1998, respectively, and have been included in selling, general and administrative expenses.

Cash Management

Surplus cash is swept nightly from certain entities within RMG to Rainbow Media Holdings, Inc. ("Rainbow Media Holdings") which is attributed to CNYG. Such inter-group transfers do not bear interest.

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

Related-Party Transactions

As described below, CNYG provides services to and receives services from affiliates and RMG. As many of these transactions are conducted between subsidiaries under common control of Cablevision, amounts charged for these services have not necessarily been based upon arm's length negotiations. However, it is not practicable to determine whether the amounts charged represent amounts that might have been incurred on a stand-alone basis for CNYG.

Cablevision held varying ownership interests, directly or indirectly, during the three years ended December 31, 2000 in certain cable television programming and entertainment companies attributed to CNYG. Accordingly, CNYG recorded losses of approximately $1,773, $3,643 and $7,657 in 2000, 1999 and 1998, respectively, representing its percentage interests in the results of operations of these programming companies. At December 31, 2000, CNYG's investment in these programming and entertainment companies amounted to approximately $202. Costs incurred by CNYG for programming services provided by these affiliates and included in operating expense for the years ended December 31, 1999 and 1998 amounted to approximately $2,733 and $1,176, respectively.

CNYG has affiliation agreements with certain cable television programming and transmission and production companies which are included in RMG. Costs incurred by CNYG for programming services provided by these affiliates and included in operating expense for the years ended December 31, 2000, 1999 and 1998 amounted to approximately $22,518, $22,194 and $18,595, respectively. At December 31, 2000 and 1999, amounts due to certain of these affiliates, primarily for programming services provided to CNYG, aggregated $44,742 and $21,757, respectively, and are included in accounts payable to affiliates. At December 31, 2000 and 1999, amounts due from certain of these programming affiliates aggregated $31,787 and $109,378, respectively, and are included in advances to affiliates.

During 2000, 1999 and 1998, CNYG provided programming services to or incurred costs on behalf of other affiliates engaged in providing cable television, cable television programming, and related services. Amounts due from these affiliates amounted to $12,135 and $14,300 at December 31, 2000 and 1999, respectively, and are included in advances to affiliates.

Members of CNYG and RMG may enter into agreements with third party service providers in which the amounts paid by CNYG or RMG may differ from the amounts that CNYG or RMG would otherwise pay if such arrangements were on an arm's-length basis. These arrangements are in return for the service provider's or its affiliate's agreement to make payments or provide services to members of CNYG or RMG on a basis more or less favorable than either group would otherwise obtain. Where RMG has received the benefit of CNYG's negotiations in the form of increased affiliation payments or discounted license fees, CNYG charges RMG the amount of the benefit. In respect of two such agreements, RMG has recorded charges from CNYG amounting to $15,627, $15,081 and $14,000 in 2000, 1999 and 1998, respectively.

In October 1997, CSC Holdings entered into an agreement with At Home Corporation ("Excite@Home") and certain of its shareholders, pursuant to which CSC Holdings agreed to enter into agreements for the distribution of the Excite@Home service over CNYG's cable television systems on the same terms and conditions as Excite@Home's founding partners, Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc. CSC Holdings received a warrant to purchase 15,751,568 shares of Excite@Home's Series A Common Stock at an exercise price of $.25 per share. Additionally, in 1998 a warrant to purchase 4,711,028 shares of Excite@Home's Series A Common Stock at $.25 per share was received in connection with the acquisition of the TCI Systems (see Note 4). The Excite@Home network distributes high-speed

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

interactive services to residences and businesses using its own network architecture and a variety of transport options, including the cable industry's hybrid fiber coaxial infrastructure.

The original aggregate fair market value of the warrants received of $248,134, as determined by independent appraisals, has been recorded in other investments in the accompanying combined balance sheets and is accounted for under the cost method. The fair market value of the warrants was recorded as deferred revenue and is being amortized to income over the period in which CSC Holdings is obligated to provide the necessary services to Excite@Home. In 2000, 1999 and 1998, CNYG recorded $60,000, $50,136 and $35,821, respectively, of revenue relating to this transaction. In 2000, CNYG recognized a loss on investments of approximately $139,682 reflecting the decline in the fair value of the warrants.

In August 1996, CSC Holdings entered into an agreement with Northcoast PCS, LLC ("Northcoast") and certain of its affiliates, to form a limited liability company (the "LLC") to participate in the auctions conducted by the Federal Communications Commission ("FCC") for certain licenses to conduct a personal communications service ("PCS") business. CSC Holdings has contributed an aggregate of approximately $114,560 to the LLC (either directly or through a loan to Northcoast) and holds a 49.9% interest in the LLC and certain preferential distribution rights. CNYG recorded a loss of $2,524, $7,916 and $5,517 in 2000, 1999 and 1998, respectively, representing its share of the losses of the LLC. Northcoast is a Delaware corporation controlled by John Dolan who is a nephew of Charles F. Dolan and a cousin of James L. Dolan, Cablevision's Chairman and Chief Executive Officer, respectively.

In 1996, Rainbow Media Holdings invested in a joint venture formed with a subsidiary of Loral Space and Communications, Ltd. for the purpose of exploiting certain direct broadcast satellite ("DBS") frequencies. Rainbow Media Holdings also contributed to the joint venture its interest in certain agreements with the licensee of such frequencies. Rainbow Media Holdings' investment amounted to $1,188 and $386 at December 31, 2000 and 1999, respectively. Earlier in 1999, based upon its then current business plans, Rainbow Media Holdings determined that it could no longer recover its investment in the joint venture and wrote down its investment by $15,100.

As of December 31, 1999, CSC Holdings had outstanding an interest exchange (cap) agreement with American Movie Classics Company ("AMC"), a subsidiary of Rainbow Media Holdings which is attributed to RMG, with a total notional value of $105,000 maturing on May 13, 2002. The agreement caps AMC's floating rate of interest based on LIBOR at 7% through May 2001 and at 7.5% from May 2001 through May 2002. CSC Holdings entered into this cap agreement to hedge against interest rate risk and accounts for this agreement as a hedge whereby interest expense is recorded using the revised rate with any fees amortized as a yield adjustment.

Advances to affiliates at December 31, 1999 includes a note receivable of $90,000 representing an attributed portion of a loan made in June 1998 by Regional Programming Partners to Rainbow

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

Media Holdings. Such loan was a four year demand note maturing on March 31, 2002 and bore interest at a rate of LIBOR plus 7/8% per annum. The loan was repaid in 2000.

Advances to affiliates at December 31, 2000 includes amounts due from Rainbow Media Holdings of $270,475 (including $631 of interest) pursuant to a demand note payable to CSC Holdings which bears interest based on three month LIBOR plus 2.25%. The interest rate on the demand note was 8.75% at December 31, 2000.

NOTE 4. ACQUISITIONS AND DISPOSITIONS

Acquisitions

1999 Acquisitions

At various times during 1999, Cablevision acquired interests in the real property and assets specifically related to certain movie theaters for an aggregate purchase price of approximately $29,700. The acquisitions were accounted for as purchases with the operations of the acquired theaters being combined with those of CNYG as of the acquisition dates. The purchase price was allocated to the specific assets acquired based upon an independent appraisal as follows:

            Property, plant and equipment ....................   $ 13,700
            Other assets .....................................        200
            Liabilities ......................................     (2,500)
            Excess cost over fair value of net assets acquired     18,300
                                                                 --------
                                                                 $ 29,700
                                                                 ========

In December 1999, Cablevision acquired cable television systems with approximately 4,500 subscribers located in the Port Jervis, New York area for approximately $7,400, $7,300 of which was paid in shares of Cablevision's Class A Common Stock.

In April 1999, ITT Corporation ("ITT") exercised its second put option for the remainder of its interest in MSG and concurrently settled certain matters between the parties for an aggregate payment of $87,000.

See also "Dispositions" for a discussion of an exchange of cable television assets.

1998 Acquisitions

The WIZ

On February 9, 1998, Cablevision Electronics, a wholly-owned subsidiary of CSC Holdings, acquired substantially all of the assets associated with 40 The WIZ consumer electronics store

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

locations from The Wiz, Inc. and certain of its subsidiaries and affiliates (collectively, "TWI"). TWI had filed for bankruptcy protection on December 16, 1997. Cablevision Electronics paid approximately $101,300 for the assets (including transaction costs and pre-closing operating costs).

The acquisition was accounted for as a purchase with the operations of Cablevision Electronics being combined with the operations of CNYG as of the date of acquisition. The purchase price was allocated to the specific assets acquired based upon independent appraisals as follows:

            Inventory ........................................   $  66,200
            Property and equipment ...........................      16,800
            Other assets .....................................       4,000
            Liabilities ......................................     (24,000)
            Excess cost over fair value of net assets acquired      38,300
                                                                 ---------
                                                                 $ 101,300
                                                                 =========

In 1999, CNYG recorded an impairment loss of $35,490, included in depreciation and amortization, representing the balance of unamortized goodwill recorded on the TWI acquisition. Current losses and projected future operating losses caused CNYG to reassess the recoverability of the goodwill. The impairment loss resulted from the carrying amount of this asset exceeding its estimated fair value based on discounted estimated future cash flows.

TCI Systems

On March 4, 1998, Cablevision completed a holding company reorganization pursuant to an Amended and Restated Contribution and Merger Agreement, dated June 6, 1997 (the "Contribution and Merger Agreement"), by and among Cablevision, CSC Holdings and TCI Communications, Inc. ("TCI").

Pursuant to the Contribution and Merger Agreement, TCI caused to be contributed to Cablevision or its designees all of the partnership interests and capital stock of certain entities owned directly or indirectly by TCI and all the assets related to the businesses of certain cable television systems owned and operated directly or indirectly by TCI ("TCI Systems"). In consideration for those cable television systems, Cablevision issued to certain TCI entities an aggregate of 48,942,172 shares (after adjusting for the March 1998 and August 1998 two-for-one stock splits) of Cablevision's Class A Common Stock, valued for accounting purposes at approximately $498,000, and assumed certain liabilities related to such systems (including an aggregate amount of indebtedness for borrowed money equal to $669,000).

The acquisition was accounted for as a purchase with the operations of the acquired systems being combined with those of CNYG as of the acquisition date. The excess of the purchase price over the net book value of assets acquired of approximately $746,769 was allocated to the specific assets acquired based upon independent appraisals as follows:

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

            Property, plant and equipment ....................   $ (17,133)
            Franchises .......................................     594,921
            Excess cost over fair value of net assets acquired     168,981
                                                                 ---------
                                                                 $ 746,769
                                                                 =========

Madison Square Garden

In June 1998, CSC Holdings purchased 50% of ITT's remaining interest in MSG for $94,000 pursuant to ITT's exercise of its first put option, increasing Regional Programming Partners' interest in MSG to 96.3% (see "1999 Acquisitions" above).

Clearview

In December 1998, Cablevision acquired all of the outstanding shares of stock of Clearview Cinema Group, Inc. ("Clearview") for approximately $158,700 (including assumed debt of $80,000), of which approximately $33,400 was paid in shares of Cablevision's Class A Common Stock.

The acquisition was accounted for as a purchase with the operations of the acquired business being combined with those of CNYG as of the acquisition date. The purchase price was allocated to the specific assets acquired based upon independent appraisals as follows.

            Property, plant and equipment ....................   $  34,787
            Other assets .....................................      21,518
            Liabilities ......................................     (16,433)
            Excess cost over fair value of net assets acquired     118,851
                                                                 ---------
                                                                 $ 158,723
                                                                 =========

In 2000, CNYG recorded an impairment loss of approximately $47,500, included in depreciation and amortization, representing the balance of unamortized goodwill related to certain theaters in which the carrying value of the asset exceeded the estimated fair value based on discounted future cash flows.

Loews

In December 1998, Cablevision acquired interests in the real property and assets specifically related to 15 movie theaters from Loews Cineplex Entertainment Corporation ("Loews") for an aggregate purchase price of approximately $67,300.

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

The acquisition was accounted for as a purchase with the operations of the acquired assets being combined with those of CNYG as of the acquisition date. The purchase price was allocated to the specific assets acquired based upon independent appraisals as follows:

            Property and equipment ...........................   $ 9,700
            Other assets .....................................     2,200
            Excess cost over fair value of net assets acquired    55,400
                                                                 -------
                                                                 $67,300
                                                                 =======

Dispositions

Cable Systems

In November 2000, CSC Holdings completed the sale of its cable television systems in the greater Cleveland, Ohio metropolitan area to Adelphia Communications Corporation for $991,000 in cash and 10,800,000 shares, valued at closing at $359,100, in Adelphia Communications Corporation common stock. CNYG recorded a gain of approximately $1,075,400 in connection with the transaction.

In September 2000, CSC Holdings completed the sale of its cable television system serving Kalamazoo, Michigan, for 11,173,376 shares of Charter Communications, Inc.'s common stock, valued at approximately $165,500 at closing, and CNYG recognized a gain of approximately $128,800.

In October 1998, a subsidiary of CSC Holdings transferred its cable television system in Rensselaer, New York plus approximately $16,000 in cash to Time Warner Entertainment Company, L.P. ("Time Warner") in exchange for Time Warner's Litchfield, Connecticut system. CNYG recognized a gain of approximately $15,500 in connection with this transaction.

In 1998, CSC Holdings completed the sale of certain cable television systems for aggregate sales prices of approximately $426,500 and CNYG recognized aggregate gains of approximately $137,700.

Pro Forma Results of Operations (Unaudited)

The following unaudited pro forma condensed combined results of operations are presented for the year ended December 31, 1998 as if the acquisition of the TCI Systems and the sale of assets of certain cable systems had occurred on January 1, 1998. The effects of acquisitions and dispositions made in 2000 and 1999 are not material.

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

                                                         Year Ended
                                                     December 31, 1998
                                                     -----------------

            Net revenues ...........................    $ 3,063,664
                                                        ===========
            Net loss before preferred dividend
                requirements .......................    $  (373,598)
                                                        ===========

The unaudited pro forma information presented above gives effect to certain adjustments, including the amortization of acquired intangible assets and increased interest expense on acquisition debt. The pro forma information has been prepared for comparative purposes only and does not purport to indicate the results of operations which would actually have occurred had the transactions been made at the beginning of the period indicated or which may occur in the future.

NOTE 5. NET ASSETS HELD FOR SALE

Cablevision had entered into definitive agreements covering the sale of certain cable television systems as of December 31, 2000 and 1999.

For financial reporting purposes, the assets and liabilities attributable to cable systems whose sale or transfer was pending at December 31, 2000 and 1999 have been classified in the combined balance sheet as net assets held for sale and consist of the following:

                                                         December, 31
                                                   ----------------------
                                                      2000         1999
                                                   ---------    ---------
      Property, plant and equipment, net .......   $ 238,739    $ 222,695
      Intangible assets, net ...................      98,526       73,055
      Other assets (including trade
           receivables, prepaid expenses, etc.)       11,311        9,796
                                                   ---------    ---------
      Total assets .............................     348,576      305,546
      Total liabilities ........................     (39,153)     (36,197)
                                                   ---------    ---------
      Net assets ...............................   $ 309,423    $ 269,349
                                                   =========    =========

The accompanying combined statements of operations for the years ended December 31, 2000, 1999 and 1998 include net revenues aggregating approximately $190,449, $177,904 and $18,937, respectively, and net income (loss) aggregating approximately $6,140, $(4,109) and $9,095, respectively, relating to the cable systems held for sale.

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following assets, which are depreciated or amortized primarily on a straight-line basis over the estimated useful lives shown below:

                                                               December 31,
                                                       --------------------------     Estimated
                                                           2000           1999       Useful Lives
                                                       -----------    -----------    ------------
Communication transmission and distribution systems:
      Customer equipment ...........................   $   601,082    $   600,271    3 to 8 years
      Headends .....................................       171,672        118,311    7 to 15 years
      Multimedia ...................................        45,521         18,732    4 years
      Central office equipment .....................       180,950        132,191    10 years
      Infrastructure ...............................     2,441,374      2,189,863    5 to 12 years
      Program, service and data processing equipment       882,409        603,988    2 to 9 years
      Microwave equipment ..........................         9,197          9,477    2 to 9 years
      Construction in progress (including
        materials and supplies) ....................       247,743        227,991    --
Furniture and fixtures .............................       153,043        121,610    1 to 8 years
Transportation equipment ...........................       158,579        143,511    4 to 15 years
Buildings and building improvements ................       250,282        185,118    20 to 40 years
Leasehold improvements .............................       375,975        267,542    Term of lease
Land ...............................................        47,842         47,914    --
                                                       -----------    -----------
                                                         5,565,669      4,666,519
Less accumulated depreciation and amortization .....    (2,342,184)    (1,963,298)
                                                       -----------    -----------
                                                       $ 3,223,485    $ 2,703,221
                                                       ===========    ===========

At December 31, 2000 and 1999, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

                                                         2000             1999
                                                         ----             ----

Equipment ....................................         $131,448         $ 76,971
Less accumulated depreciation ................           31,034           13,296
                                                       --------         --------
                                                       $100,414         $ 63,675
                                                       ========         ========

NOTE 7. DEBT AND FINANCIAL INSTRUMENTS

Bank Debt

Bank debt of Rainbow Media Holdings and AMC is attributed to RMG. The following summarizes the credit facilities attributable to CNYG.

Restricted Group

For financing purposes, CSC Holdings and certain of its subsidiaries are collectively referred to as the "Restricted Group." The Restricted Group has a $2.2 billion reducing revolving credit facility,

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

as amended (the "Credit Agreement") with a group of banks led by Toronto-Dominion (Texas), Inc. ("Toronto-Dominion"), as administrative and arranging agent. The credit facility matures in March 2007 and consists of a $1.0 billion CSC Holdings credit facility and a $1.2 billion Cablevision MFR, Inc. credit facility.

The total amount of bank debt outstanding under the Credit Agreement at December 31, 2000 and 1999 was $1,942,759 and $1,454,206 (including $16,259 and $12,706, respectively, outstanding under a separate overdraft facility), respectively. At December 31, 2000, $887,500 and $1,039,000 was outstanding under the CSC Holdings facility and the Cablevision MFR, Inc. credit facility, respectively. As of December 31, 2000, approximately $49,808 was restricted for certain letters of credit issued on behalf of CSC Holdings. Interest on outstanding amounts may be paid, at the option of CSC Holdings, based on the prime rate or a Eurodollar rate.

Unrestricted and undrawn funds available to the Restricted Group under the Credit Agreement amounted to approximately $223,692 at December 31, 2000. The Credit Agreement contains certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds available thereunder. The Credit Agreement contains various restrictive covenants, among which are the maintenance of various financial ratios and tests, and limitations on various payments, including preferred dividends and dividends on its common stock. The Restricted Group was in compliance with the covenants of its Credit Agreement at December 31, 2000.

As of December 31, 2000, CSC Holdings had outstanding interest exchange (swap) agreements with several of its banks with a total notional value of $250,000. The swaps require CSC Holdings to pay a floating rate of interest based on LIBOR in exchange for fixed rate payments ranging from 6.125% to 6.76% and have a maturity of 9 to 22 months. CSC Holdings enters into interest rate swap agreements to hedge against interest rate risk and accounts for these agreements as hedges whereby interest expense is recorded using the revised rate with any fees or other payments amortized as yield adjustments. CNYG is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements; however, CNYG does not anticipate nonperformance by the counterparties.

The weighted average interest rate on all Restricted Group bank indebtedness was 8.03% and 7.11% on December 31, 2000 and 1999, respectively. CNYG is also obligated to pay fees ranging from 0.1875% to 0.25% per annum on the unused loan commitment and from 0.4% to 2.0% per annum on letters of credit issued under the Credit Agreement.

Madison Square Garden

MSG has a $500,000 revolving credit agreement (the "MSG Credit Facility") with a group of banks led by Chase Manhattan Bank, as agent, which expires on December 31, 2004. Loans under the MSG Credit Facility bear interest at current market rates plus a margin based upon MSG's consolidated leverage ratio. At December 31, 2000 and 1999, loans outstanding amounted to

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

$310,000 and $335,000, respectively, and bore interest at a weighted average rate of 7.2% and 7.0%, respectively. The MSG Credit Facility contains certain financial covenants with which MSG was in compliance at December 31, 2000. The MSG Credit Facility also contains certain covenants that may limit MSG's ability to utilize all of the undrawn funds available thereunder.

In July 1997, a wholly-owned subsidiary of MSG borrowed $20,000 under promissory notes with various lending institutions which bore interest at LIBOR plus a margin and matured in July 2002. In September 2000, these notes were repaid with borrowings under the MSG Credit Facility.

Cablevision Electronics

Cablevision Electronics has a $130,000 revolving credit facility maturing on April 9, 2001, as amended. Under the terms of the credit facility, the total amount of borrowings available to Cablevision Electronics is subject to an availability calculation based on a percentage of eligible inventory. The total amount outstanding under the credit agreement at December 31, 2000 and 1999 was approximately $66,902 and $73,817, respectively, and bore interest at 8.6% and 7.8%, respectively. As of December 31, 2000, $24,010 was restricted for certain letters of credit issued on behalf of Cablevision Electronics. Unrestricted and undrawn funds available amounted to $37,745 on December 31, 2000 based on the level of inventory as of that date.

Borrowings under the credit agreement are secured by Cablevision Electronics' assets. The credit agreement contains various restrictive covenants with which Cablevision Electronics was in compliance at December 31, 2000.

CCG Holdings, Inc.

CCG Holdings, Inc., a wholly-owned subsidiary of CSC Holdings, had a $15,000 revolving credit bank facility maturing on June 30, 2003 which was repaid and retired in September 2000 with funds made available by CSC Holdings. As of December 31, 1999, there was $9,691 outstanding under this bank facility.

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

Senior Notes and Debentures

The following table summarizes CSC Holdings' senior notes and debentures:

                                                          Original
                                                Face       Issue          Carrying Amount
                                               Amount     Discount          December 31,
                                               ------     --------    -----------------------
                                                                         2000         1999
                                                                         ----         ----
8-1/8% Senior Notes
  due July 2009, issued July 1999 .......   $  500,000   $    2,330   $  498,026   $  497,786
7-1/4% Senior Notes
  due July 2008, issued July 1998 .......      500,000           --      500,000      500,000
7-5/8% Senior Debentures
  due July 2018, issued July 1998 .......      500,000          495      499,565      499,541
7-7/8% Senior Debentures
  due February 2018, issued February 1998      300,000        3,429      297,061      296,893
7-7/8% Senior Notes
  due December 2007, issued December 1997      500,000          525      499,632      499,584
8-1/8% Senior Debentures
  due August 2009, issued August 1997 ...      400,000        1,492      398,924      398,798
                                            ----------   ----------   ----------   ----------

                                            $2,700,000   $    8,271   $2,693,208   $2,692,602
                                            ==========   ==========   ==========   ==========

The senior notes and debentures are not redeemable by CSC Holdings prior to maturity. The indentures under which the senior notes and debentures were issued contain various convenants, which are generally less restrictive than those contained in the CSC Holdings' Credit Agreement, with which CSC Holdings was in compliance at December 31, 2000.

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

Subordinated Notes and Debentures

The following table summarizes CSC Holdings' senior subordinated notes and debentures:

                                                             Carrying Amount
                                                               December 31,                   Redemption
                                         Principal     -------------------------   ------------------------------
                                          Amount           2000           1999         Date*              Price
                                          ------           ----           ----         -----              -----
9-7/8% Senior Subordinated
   Notes due 2006,
   issued 1996 ....................     $  150,000     $  149,618     $  149,558   May 15, 2001          104.938%
                                                                                   May 15, 2002          103.292%
                                                                                   May 15, 2003          101.646%


10-1/2% Senior Subordinated
   Debentures due 2016,
   issued 1996 ....................        250,000        250,000        250,000    May 15, 2006          105.250%
                                                                                    May 15, 2007          103.938%
                                                                                    May 15, 2008          102.625%
                                                                                    May 15, 2009          101.313%
9-1/4% Senior Subordinated
   Notes due 2005,
   issued 1995 ....................        300,000        300,000        300,000   November 1, 2000      104.625%
                                                                                   November 1, 2001      103.1%
                                                                                   November 1, 2002      101.5%
9-7/8% Senior Subordinated
   Debentures due 2013,
   issued 1993 ....................        200,000        199,243        199,180   February 15, 2003     104.8%
                                                                                   February 15, 2004     103.6%
                                                                                   February 15, 2005     102.4%
                                                                                   February 15, 2006     101.2%
9-7/8% Senior Subordinated
   Debentures due 2023,
   issued 1993 ....................        150,000        149,787        149,775           **              **
                                        ----------     ----------     ----------

                                        $1,050,000     $1,048,648     $1,048,513
                                        ==========     ==========     ==========

* The notes/debentures are redeemable at CSC Holdings' option, in whole or in part, on the redemption dates listed at the respective percentage of the principal amount and thereafter at 100% of the aggregate principal amount, in each case together with accrued interest to the redemption date.

** The debentures are redeemable, at CSC Holdings' option, on and after April 1, 2003 at the redemption price of 104.938% reducing ratably to 100% of the principal amount on and after April 1, 2010, in each case together with accrued interest to the redemption date.

The indentures under which the subordinated notes and debentures were issued contain various covenants, which are generally less restrictive than those contained in CSC Holdings' Credit Agreement and with which CSC Holdings was in compliance at December 31, 2000.

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

Summary of Five Year Debt Maturities

Total amounts payable by CNYG under its various debt obligations outstanding as of December 31, 2000, including capital leases, during the five years subsequent to December 31, 2000 are as follows:

                             2001     $122,000
                             2002       83,000
                             2003      340,000
                             2004      645,000
                             2005      334,000

NOTE 8. PREFERRED STOCK

The following summarizes the changes in each series of CSC Holdings' preferred stock:

                          Series I Preferred            Series M Preferred          Series H Preferred
                        Shares         Balance        Shares        Balance       Shares        Balance
                      -----------    -----------    -----------   -----------   -----------   -----------
December 31, 1997      13,800,000    $   323,331      7,987,603   $   798,760     3,250,478   $   325,048
Dividend paid in
  additional shares            --             --        926,260        92,626       399,050        39,905
                      -----------    -----------    -----------   -----------   -----------   -----------
December 31, 1998      13,800,000        323,331      8,913,863       891,386     3,649,528       364,953
Dividend paid in
  additional shares            --             --      1,033,678       103,368       448,042        44,804
Redemption ........   (13,800,000)      (323,331)            --            --            --            --
                      -----------    -----------    -----------   -----------   -----------   -----------
December 31, 1999              --             --      9,947,541       994,754     4,097,570       409,757
Dividend paid in
  additional shares            --             --      1,153,585       115,359       244,243        24,424
                      -----------    -----------    -----------   -----------   -----------   -----------
December 31, 2000              --    $        --     11,101,126   $ 1,110,113     4,341,813   $   434,181
                      ===========    ===========    ===========   ===========   ===========   ===========

In September 1999, CSC Holdings exercised its right to redeem all of its outstanding shares of 8-1/2% Series I Cumulative Convertible Exchangeable Preferred Stock ("Series I Preferred"). The redemption occurred on November 2, 1999, at a price equal to 102.8% of the liquidation preference, plus accrued dividends. Investors held the Series I Preferred through interests in depositary shares (each of which represented a 1/10th interest in a share of the Series I Preferred) which were redeemable simultaneously. Each depositary share was convertible into approximately 1.4828 shares of Cablevision's Class A Common Stock. As of December 31, 1999, 13,797,625 depositary shares out of 13,800,000 depositary shares outstanding had been converted into 20,458,925 shares of Cablevision's Class A Common Stock, with the remaining 2,375 depositary shares being redeemed for cash. CSC Holdings paid a cash dividend on the Series I Preferred of approximately $21,898 in 1999 and $29,325 in 1998.

In February 1996, CSC Holdings issued 6,500,000 depositary shares, representing 65,000 shares of 11-1/8% Series L Redeemable Exchangeable Preferred Stock (the "Series L Preferred Stock"), which were subsequently exchanged for Series M Redeemable Exchangeable Preferred Stock

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

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

In September 1995, CSC Holdings issued 2,500,000 shares of its $.01 par value 11-3/4% Series H Redeemable Exchangeable Preferred Stock (the "Series H Preferred Stock") with an aggregate liquidation preference of $100 per share. CSC Holdings is required to redeem the Series H Preferred Stock on October 1, 2007 at a redemption price per share equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends thereon. Before October 1, 2000, dividends could, at the option of CSC Holdings, be paid in cash or by issuing fully paid and nonassessable shares of Series H Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends. On and after October 1, 2000, dividends must be paid in cash. The terms of the Series H Preferred Stock permit CSC Holdings, at its option, to exchange the Series H Preferred Stock for CSC Holdings' 11-3/4% Senior Subordinated Debentures due 2007 in an aggregate principal amount equal to the aggregate liquidation preference of the shares of Series H Preferred Stock. CSC Holdings paid a cash dividend on the Series H Preferred Stock of approximately $25,511 in 2000.

NOTE 9. INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2000 and 1999 are presented below:

                                                            2000         1999
                                                            ----         ----

Depreciation and amortization ........................   $  20,389    $(118,886)
Investments in affiliates ............................     (39,408)     (98,074)
Benefit plans ........................................      80,312      101,185
Allowance for doubtful accounts ......................      10,275        7,172
Deferred gains .......................................    (146,634)      15,913
Benefits of tax loss carry forwards ..................     625,406      760,286
Unrealized gains on available-for-sale securities ....    (120,305)          --
Other ................................................         355        9,411
                                                         ---------    ---------
     Net deferred tax assets .........................     430,390      677,007
Valuation allowance ..................................    (430,390)    (677,007)
                                                         ---------    ---------
                                                         $      --    $      --
                                                         =========    =========

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

The operations of CNYG are included in two consolidated federal income tax returns; one consolidated return includes the telecommunications and retail electronics companies ("Cablevision"), and the second consolidated return includes the Rainbow Media Holdings companies. The Rainbow Media Holdings consolidated tax returns also include the operations of RMG. At December 31, 2000, Cablevision had net operating loss carry forwards of approximately $1,039,792 and Rainbow Media Holdings had net operating loss carry forwards of approximately $757,033, of which $307,763 has been allocated to RMG. CNYG's portion of the net operating loss carry forwards reflects approximately $196,616 in stock compensation deductions which would result in an adjustment to paid-in capital upon realization of such losses. As a result of certain ownership changes, a portion of Rainbow Media Holdings' pre-1999 loss carry forwards may be subject to annual limitations on deductions.

Although, as a result of the cable systems sales in 2001, Cablevision may realize the benefit of certain net operating loss carry forwards. CNYG has provided a valuation allowance for the full amount of its net deferred tax assets principally as a result of CNYG's history of operating losses.

In 2000 and 1999, CNYG recorded approximately $42,500 and $6,700, respectively, principally of state and local income taxes as a result of the sale of certain cable television systems and are included in miscellaneous expenses. This expense differs from the statutory tax rate primarily due to a $104,000 benefit due to the Company's net operating loss carry forwards.

NOTE 10. OPERATING LEASES

CNYG leases certain office, production, transmission, theater, event, and retail store facilities under terms of leases expiring at various dates through 2027. The leases generally provide for fixed annual rentals plus certain real estate taxes and other costs. Rent expense for the years ended December 31, 2000, 1999 and 1998 amounted to $92,273, $87,596 and $71,657, respectively.

In addition, CNYG rents space on utility poles for its operations. CNYG 's pole rental agreements are for varying terms, and management anticipates renewals as they expire. Pole rental expense for the years ended December 31, 2000, 1999 and 1998 amounted to approximately $12,237, $13,081 and $12,490, respectively.

The minimum future annual rentals for all operating leases during the next five years, including pole rentals from January 1, 2001 through December 31, 2005, and thereafter, at rates now in force are approximately: 2001, $86,351; 2002, $84,786; 2003, $83,048; 2004, $81,003; 2005, $72,660; thereafter, $526,621.

NOTE 11. BENEFIT PLANS

Effective January 1, 1998, CSC Holdings established a Cash Balance Retirement Plan (the "Retirement Plan"), which replaced CSC Holdings' former money purchase pension plan for the benefit of employees other than those of MSG, Cablevision Electronics and CCG Holdings, Inc.

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

CSC Holdings also maintains a 401(k) savings plan, pursuant to which an employee can contribute a percentage of eligible annual compensation, as defined. CNYG also makes matching contributions for a portion of employee contributions to the 401(k) savings plan.

For the years ended December 31, 2000, 1999 and 1998, CSC Holdings allocated $14,895, $11,510 and $9,362, respectively, to CNYG with respect to the Retirement Plan and the 401(k) savings plan.

CSC Holdings maintains the CSSC Supplemental Benefit Plan (the "Supplemental Plan") for the benefit of certain officers and employees of CNYG. As part of the Supplemental Plan, CSC Holdings established a nonqualified defined benefit pension plan, which provides that, upon attaining normal retirement age, a participant will receive a benefit equal to a specified percentage of the participant's average compensation, as defined. All participants are 100% vested in the Supplemental Plan. Net periodic pension cost for the years ended December 31, 2000, 1999 and 1998 was negligible. At December 31, 2000 and 1999, the fair value of Supplemental Plan assets exceeded the projected benefit obligation by approximately $1,707 and $3,071, respectively.

MSG sponsors several non-contributory pension plans covering MSG's employees. Benefits payable to retirees under these plans are based upon years of service and participant's compensation and are funded through trusts established under the plans. Plan assets are invested primarily in common stocks, bonds, United States government securities and cash. At December 31, 2000 and 1999, the accrued benefit cost amounted to $11,363 and $10,796, respectively, and for the years ended December 31, 2000, 1999 and 1998, net periodic pension cost amounted to $2,227, $2,611 and $2,254, respectively.

MSG also sponsors a welfare plan which provides certain postretirement health care and life insurance benefits to certain employees and their dependents who are eligible for early or normal retirement under MSG's retirement plan. The welfare plan is insured through a managed care provider and MSG funds these benefits with premium payments. For the years ended December 31, 2000 and 1999, the periodic postretirement benefit cost amounted to $187 and $204, respectively, and the accrued benefit cost amounted to $6,257 and $6,154, respectively.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Rainbow Media Holdings has entered into several contracts, including rights agreements, with professional sports teams and others relating to cable television programming. In addition, Rainbow Media Holdings, through MSG, has employment agreements with both players and coaches of its professional sports teams. Certain of these contracts, which provide for payments that are guaranteed regardless of employee injury or termination, are covered by disability insurance if certain conditions are met.

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

Future cash payments required under these contracts as of December 31, 2000 are as follows:

                                 2001      $  275,167
                                 2002         190,009
                                 2003         150,277
                                 2004         116,808
                                 2005          82,700
                           Thereafter         939,981
                                           ----------
                                Total      $1,754,942
                                           ==========

NOTE 13. OTHER MATTERS

The entities which comprise CNYG are party to various lawsuits, some involving substantial amounts. Management does not believe that the resolution of these lawsuits will have a material adverse impact on the financial position of CNYG.

NOTE 14. DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and Cash Equivalents, Accounts Receivable Trade, Notes and Other Receivables, Prepaid Expenses and Other Assets, Advances to Affiliates, Accounts Payable, Accounts Payable-Affiliates, and Accrued Liabilities.

The carrying amount approximates fair value due to the short maturity of these instruments.

At Home Warrants

The fair value of the At Home warrants is based upon the Black-Scholes pricing model.

Investments in Marketable Securities

Available-for-sale marketable securities are carried at their fair value based upon quoted market prices.

Bank Debt, Senior Notes and Debentures, Subordinated Notes and Debentures and Redeemable Exchangeable Preferred Stock of CSC Holdings

The fair values of each of CNYG's long-term debt instruments and redeemable preferred stock of CSC Holdings are based on quoted market prices for the same or similar issues or on the current rates offered to entities which comprise CNYG for instruments of the same remaining maturities.

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

Interest Rate Hedging Agreements

The fair values of interest rate swap and cap agreements are obtained from dealer quotes. These values represent the estimated amount CNYG would receive or pay to terminate agreements, taking into consideration current interest rates and the current creditworthiness of the counterparties.

The fair value of CNYG's financial instruments are summarized as follows:

                                                           December 31, 2000
                                                     ---------------------------
                                                      Carrying        Estimated
                                                       Amount         Fair Value
                                                       ------         ----------

At Home warrants .............................       $  108,452       $  108,452
                                                     ==========       ==========

Long term debt instruments:
   Bank debt .................................       $2,319,661       $2,319,661
   Senior notes and debentures ...............        2,693,208        2,633,960
   Subordinated notes and debentures .........        1,048,648        1,099,750
   Redeemable exchangeable preferred
      stock of CSC Holdings ..................        1,544,294        1,642,921
                                                     ----------       ----------
                                                     $7,605,811       $7,696,292
                                                     ==========       ==========
Interest rate hedging agreements:
   In a net receivable position ..............       $       --       $    1,140
                                                     ==========       ==========

                                                           December 31, 1999
                                                     ---------------------------
                                                      Carrying        Estimated
                                                       Amount         Fair Value
                                                       ------         ----------

At Home warrants .............................       $  248,134       $  867,103
                                                     ==========       ==========

Long term debt instruments:
   Bank debt .................................       $1,892,714       $1,892,714
   Senior notes and debentures ...............        2,692,602        2,608,845
   Subordinated notes and debentures .........        1,048,513        1,102,500
   Redeemable exchangeable preferred
      stock of CSC Holdings ..................        1,404,511        1,539,173
                                                     ----------       ----------
                                                     $7,038,340       $7,143,232
                                                     ==========       ==========
Interest rate hedging agreements:
   In a net payable position .................       $       --       $    3,864
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

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

NOTE 15. SEGMENT INFORMATION

CNYG classifies its business interests into three segments: Telecommunication Services, consisting principally of its cable television, telephone and modem services operations; MSG, which owns and operates professional sports teams, regional cable television networks, live productions and entertainment venues; and Retail Electronics, which represents the operations of Cablevision Electronics' retail electronics stores.

CNYG's reportable segments are strategic business units that are managed separately. CNYG evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income (loss) before depreciation and amortization, incentive stock plan expense and the costs of Year 2000 remediation). The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Information as to the operations of CNYG's business segments is set forth below.

                                                    Years Ended December 31,
                                           -----------------------------------------
                                               2000           1999           1998
                                           -----------    -----------    -----------
Revenues

Telecommunication Services .............   $ 2,328,194    $ 2,151,308    $ 1,886,190
MSG ....................................       876,397        785,234        662,080
Retail Electronics .....................       693,354        603,294        464,388
All Other ..............................       200,499        181,731         77,026
Intersegment eliminations ..............      (152,014)      (119,840)       (90,950)
                                           -----------    -----------    -----------
            Total ......................   $ 3,946,430    $ 3,601,727    $ 2,998,734
                                           ===========    ===========    ===========

                                                    Years Ended December 31,
                                           -----------------------------------------
                                               2000           1999           1998
                                           -----------    -----------    -----------
Adjusted Operating Cash Flow (Unaudited)

Telecommunication Services .............   $   931,081    $   916,233    $   762,823
MSG ....................................       171,483        142,606        122,612
Retail Electronics .....................       (56,520)       (37,934)       (19,737)
All Other ..............................       (93,600)       (91,858)       (42,318)
                                           -----------    -----------    -----------
            Total ......................   $   952,444    $   929,047    $   823,380
                                           ===========    ===========    ===========

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

                                                             December 31,
                                                      -------------------------
                                                          2000          1999
                                                          ----          ----
Assets

Telecommunication Services ........................   $ 4,521,775   $ 4,490,364
MSG ...............................................     1,891,993     1,945,115
Retail Electronics ................................       278,209       220,898
Corporate, other and intersegment eliminations ....     1,094,712       (27,065)
                                                      -----------   -----------
            Total .................................   $ 7,786,689   $ 6,629,312
                                                      ===========   ===========

A reconciliation of reportable segment amounts to CNYG's combined balances is as follows:

                                                                    Years Ended December 31,
                                                           -----------------------------------------
                                                               2000           1999           1998
                                                               ----           ----           ----
Revenue
Total revenue for reportable segments ..................   $ 3,897,945    $ 3,539,836    $ 3,012,658
Other revenue and intersegment eliminations ............        48,485         61,891        (13,924)
                                                           -----------    -----------    -----------
     Total combined revenue ............................   $ 3,946,430    $ 3,601,727    $ 2,998,734
                                                           ===========    ===========    ===========

Adjusted Operating Cash Flow to Net Loss (Unaudited)
Total adjusted operating cash flow for reportable
     segments ..........................................   $ 1,046,044    $ 1,020,905    $   865,698
Other adjusted operating cash flow deficit .............       (93,600)       (91,858)       (42,318)
Items excluded from adjusted operating cash flow
     Depreciation and amortization .....................      (973,335)      (853,895)      (699,683)
     Incentive stock plan expense ......................       (67,827)      (233,660)      (132,432)
     Year 2000 remediation .............................        (3,424)       (38,666)        (7,593)
     Interest expense ..................................      (519,030)      (443,105)      (397,703)
     Interest income ...................................         7,011         10,313         27,430
     Equity in net loss of affiliates ..................          (724)       (11,560)       (23,966)
     Gain on sale of cable assets and
          programming interests, net ...................     1,204,150             --        153,264
     Impairment charges on investments .................      (139,682)       (15,100)            --
     Write off of deferred interest and financing costs         (5,209)        (3,012)       (23,482)
     Provision for preferential payment to related party            --             --           (980)
     Miscellaneous, net ................................       (51,753)        (1,168)       (19,815)
                                                           -----------    -----------    -----------
               Net income (loss) .......................   $   402,621    $  (660,806)   $  (301,580)
                                                           ===========    ===========    ===========

Substantially all revenues and assets of CNYG's reportable segments are attributed to or located in the United States.

CNYG does not have a single external customer which represents 10 percent or more of its combined revenues.

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

NOTE 16. SUBSEQUENT EVENTS

In January 2001, CSC Holdings completed the sale of its cable systems in Boston and Eastern Massachusetts to AT&T Corporation ("AT&T") in exchange for AT&T's cable systems in certain northern New York suburbs, 44,260,932 shares of AT&T stock, valued at approximately $893,500 at closing, and approximately $289,900 in cash. CNYG anticipates recording a gain on the sale.

In March 2001, CSC Holdings issued $1,000,000 face amount of 7-5/8% senior notes due 2011. The notes were issued at a discount of $3,210. The net proceeds were used to reduce bank debt outstanding. The notes are not redeemable by CSC Holdings prior to maturity.

As of March 22, 2001, approximately $531,300 in cash had been received from the monetization of a portion of CSC Holdings' investments in Charter and Adelphia common stock. The proceeds were used to repay Restricted Group bank debt.