Form 10-K/A
period 2000-12-31
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS INC
filed 2001-04-30
CIK 1053112, 784681

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
(MARK ONE)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               FOR THE TRANSITION PERIOD FROM _______ TO ________


                   (REGISTRANT'S ADDRESS AND TELEPHONE NUMBER)


                         CABLEVISION SYSTEMS CORPORATION

            1-14764                   DELAWARE                  11-3415180
   (COMMISSION FILE NUMBER)   (STATE OF INCORPORATION)         (IRS EMPLOYER
                                 1111 STEWART AVENUE        IDENTIFICATION NO.)
                                 BETHPAGE, NY 11714
                                   (516) 803-2300

                                 CSC HOLDINGS, INC.

            1-9046                    DELAWARE                  11-2776686
   (COMMISSION FILE NUMBER)   (STATE OF INCORPORATION)         (IRS EMPLOYER
                                 1111 STEWART AVENUE        IDENTIFICATION NO.)
                                 BETHPAGE, NY 11714
                                   (516) 803-2300

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS                        NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                        -----------------------------------------
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

      Number of shares of common stock outstanding as of March 16, 2001:

      Cablevision Systems Corporation           Class A Common Stock -132,994,246
      Cablevision Systems Corporation           Class B Common Stock -42,145,986
      CSC Holdings, Inc.                        Common Stock -- 1,000

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       AMENDMENT TO APPLICATION OR REPORT
                FILED PURSUANT TO SECTION 12, 13, OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         CABLEVISION SYSTEMS CORPORATION
                               CSC HOLDINGS, INC.

                                 AMENDMENT NO. 1

      The undersigned registrants hereby amend the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2000 as set forth in the pages attached hereto:

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

Personal information on each of our nominees is given below. All our nominees currently serve as Cablevision directors. Each current director was elected by stockholders at the last annual meeting except for Mr. Huseby, who was elected by the Board in June 2000.

The Board met ten times last year. On average, Cablevision's directors attended 97% of Board and committee meetings.

If a director nominee becomes unavailable before the election, your proxy authorizes us to vote for a replacement nominee if the Board names one.

DIRECTORS TO BE ELECTED BY CLASS A STOCKHOLDERS

      CHARLES D. FERRIS, 68, Director since 1985. Member of the law firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. since 1981. Chairman of the Federal Communications Commission from October 1977 until April 1981.

      RICHARD H. HOCHMAN, 55, Director since 1986. Managing Partner of Regent Capital Partners, L.P. since April 1995. Managing Director of PaineWebber Incorporated from 1990 to April 1995. Mr. Hochman is also a director of Evercom, Inc. and R.A.B. Enterprises, Inc.

      VICTOR ORISTANO, 84, Director since 1985. Founder and Chairman of Alda Limited Partners, a holding company which has built and operated cable television systems in Connecticut, Florida, New Jersey, Pennsylvania and England since 1966. Mr. Oristano was also the founder of the nation's largest holder of wireless TV frequencies, a company controlled by Alda.

      VINCENT TESE, 58, Director since 1996. Director of the Bear Stearns Companies, Inc. since December 1994. Chairman of Wireless Cable International, Inc. since July 1995. Chairman of Cross Country Wireless from December 1994 to July 1995. Mr. Tese served as Chairman and Chief Executive Officer of the New York State Urban Development Corporation from 1985 to 1987, and as Director of Economic Development for New York State from 1987 to December 1994. Mr. Tese also serves as a director of Allied Waste Industries, Inc., Bowne and Company, Inc., Lynch Interactive, Mack-Cali Realty Corp., National Wireless Holdings, Inc. and Orion Power Holdings, Inc.

DIRECTORS TO BE ELECTED BY CLASS B STOCKHOLDERS

      CHARLES F. DOLAN, 74, Director since 1985. Chairman of the Company since 1985. Chief Executive Officer of the Company from 1985 to October 1995. Founded and acted as the General Partner of the Company's predecessor from 1973 until 1985. Established Manhattan Cable Television in 1961 and Home Box Office in 1971. Charles F. Dolan is the father of James L. Dolan, Patrick F. Dolan and Thomas C. Dolan.

      JAMES L. DOLAN, 45, Director since 1991. President of the Company since June 1998 and Chief Executive Officer of the Company since October 1995. Chairman of Madison Square Garden, a subsidiary of the Company, since October 1999. Chief Executive Officer of Rainbow Programming Holdings, Inc., a subsidiary of the Company, from September 1992 to October 1995. Vice President of the Company from 1987 to September 1992. James L. Dolan is the son of Charles F. Dolan and the brother of Patrick F. Dolan and Thomas C. Dolan.

      WILLIAM J. BELL, 61, Director since 1985. Vice Chairman of the Company since 1985. Joined the Company's predecessor in 1979.

      ROBERT S. LEMLE, 48, Director since 1988. Vice Chairman, General Counsel and Secretary of the Company since February 2001. Vice Chairman of Madison Square Garden, a subsidiary of the Company, since October 1999. Executive Vice President, General Counsel and Secretary of the Company from February 1994 to February 2001. Senior Vice President, General Counsel and Secretary of the Company from 1986 to February 1994.

      SHEILA A. MAHONY, 59, Director since 1988. Executive Vice President, Communications, Government and Public Affairs since April 1999. Senior Vice President, Communications and Public Affairs of the Company from June 1995 through April 1999. Vice President of Government Relations and Public Affairs of the Company and the Company's predecessor from 1980 to June 1995.

      THOMAS C. DOLAN, 48, Director since 1998. Senior Vice President and Chief Information Officer of the Company since February 1996. Vice President and Chief Information Officer of the Company from July 1994 to February 1996.

      General Manager of the Company's East End Long Island cable system from November 1991 through July 1994. System Manager of the Company's East End Long Island cable system from August 1987 to October 1991. Thomas C. Dolan is the son of Charles F. Dolan and brother of Patrick F. Dolan and James
      L. Dolan.

      PATRICK F. DOLAN, 49, Director since 1991. Vice President of News of the Company since September 1995. News Director of News 12 Long Island, a subsidiary of the Company, since December 1991. Patrick F. Dolan is the son of Charles F. Dolan and the brother of James L. Dolan and Thomas C. Dolan.

      JOHN TATTA, 81, Director since 1985. Consultant to the Company since January 1992. President of the Company from 1985 through December 1991. Chief Operating Officer of the Company from 1985 to 1989 and of the Company's predecessor from 1973 through 1985. Executive Vice President and director of operations of Manhattan Cable Television during the 1960s and early 1970s.

      DANIEL E. SOMERS, 53, Director since October 1999. President and Chief Executive Officer of AT&T Broadband since December 1999. Senior Executive Vice President and Chief Financial Officer of AT&T from May 1997 through December 1999. Chairman and Chief Executive Officer of Bell Cablemedia, plc, of London for two years. Executive Vice President and Chief Financial Officer of Bell Canada International, Inc. from 1992 through 1995. Prior to joining Bell Canada, Mr. Somers held a number of senior executive, financial and operating management positions with Radio Atlantic Holdings Ltd. and Imasco Ltd. Mr. Somers is also a director of CableLabs, the Chase National Advisory Board and The Lubrizol Corporation.

      MICHAEL P. HUSEBY, 46, Director since June 2000. Executive Vice President and Chief Financial Officer of AT&T Broadband since January 2000. Prior to joining AT&T, Mr. Huseby was a Partner in the professional services firm of Arthur Andersen Worldwide.

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

We also pay a portion of director compensation in stock options. Each non-employee director receives options to purchase 30,000 shares of stock (comprised, after March 29, 2001, of 15,000 shares of Cablevision NY Group common stock and 15,000 shares of Rainbow Media Group tracking stock) when first elected to the Board and, if the director remains in office, options to purchase an additional 7,500 shares (comprised, after March 29, 2001, of 3,750 shares of Cablevision NY Group common stock and 3,750 shares of Rainbow Media Group tracking stock) each following year. The exercise price for these options is the closing price of the stock on the date prior to the grant, and they are all vested when granted.

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

Committee members: Messrs. Oristano (Chairman), Hochman and Tese.

Meetings last year: six


THE COMPENSATION COMMITTEE represents the Board in discharging its responsibilities with respect to the Company's employee stock plans and, in doing so, administers such plans with regard to, among other things, the determination of eligibility of employees, the granting of stock, stock options and SARs and the termination of such plans. This committee also determines the appropriate levels of compensation, including salaries, bonuses, stock grants, stock options and SARs and retirement benefits for members of the Company's senior management, subject to the approval of the Board of Directors. A subcommittee of the Compensation Committee has exclusive authority and responsibility for, and with respect to, all annual bonus determinations for each named executive officer and any grants or awards under the Company's Employee Stock Plan or Long-Term Incentive Plan to any executive officer of the Company, and to the Company's other most senior employees.

Committee members: Messrs. Hochman (Chairman), Oristano and Tatta.

Meetings last year: four

Subcommittee members: Messrs. Hochman and Oristano

Meetings last year: three

THE EXECUTIVE COMMITTEE has broad power to act on behalf of the Board. In practice, the committee only meets when it is impractical to call a meeting of the full Board.

Committee members: Messrs. James Dolan (Chairman), Bell, Lemle, Hochman and
Tatta.

Meetings last year: three

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


                                  OUR EXECUTIVE OFFICERS

Our executive officers are:

Charles F. Dolan         Chairman
James L. Dolan           Chief Executive Officer and President
William J. Bell          Vice Chairman
Robert S. Lemle          Vice Chairman, General Counsel and Secretary
Andrew B. Rosengard      Executive Vice President, Finance and Controller
Sheila A. Mahony         Executive Vice President, Communications, Government
                         and Public Affairs
Margaret Albergo         Executive Vice President, Planning and Operations
Thomas C. Dolan          Senior Vice President and Chief Information Officer

Biographies of Messrs. Charles Dolan, James Dolan, Thomas Dolan, Bell, Lemle and Ms. Mahony are set forth above. Biographies for Mr. Rosengard and Ms. Albergo are below.

      ANDREW B. ROSENGARD, 43, Executive Vice President, Finance and Controller of the Company since April 1999. Executive Vice President, Financial Planning and Controller of the Company from November 1997 to April 1999. Senior Vice President and Controller of the Company from February 1996 to November 1997. Senior Vice President, Finance for Rainbow Programming Holdings, Inc., a subsidiary of the Company, from 1990 to February 1996.

      MARGARET ALBERGO, 47, Executive Vice President, Planning and Operations since April 1999. Senior Vice President, Planning and Performance of the Company from October 1996 to April 1999. Senior Vice President, Operations of Rainbow Programming Holdings, Inc., a subsidiary of the Company from August 1995 to October 1996. Vice President, Corporate Development of Rainbow Programming Holdings, Inc. from 1993 to August 1995. Director of Operations and Administration of News 12 Long Island from 1991 to 1993.

                            ITEM 11. -- EXECUTIVE COMPENSATION


EXECUTIVE COMPENSATION TABLES

These tables show the compensation of the Company's Chief Executive Officer and the four other most highly paid executives. The stock option information in the tables includes options for Cablevision NY Group Class A common stock outstanding as of December 31, 2000 and does not give effect to adjustments to those options as a result of the distribution of Rainbow Media Group Class A tracking stock on March 29, 2001.

SUMMARY COMPENSATION TABLE

                                       ANNUAL COMPENSATION        LONG TERM COMPENSATION AWARDS
                                       -------------------        -----------------------------
                                                                      SECURITIES            ALL OTHER
                                                                      UNDERLYING         COMPENSATION
NAME/PRINCIPAL POSITION             YEAR   SALARY($)    BONUS($)     OPTIONS/SARS(#)          ($)(1)
-----------------------             ----   ---------    --------     -------------            ------
Charles F. Dolan                    2000     950,000   2,000,000              0               345,743
Chairman & Director                 1999     900,000   2,000,000              0               388,721
                                    1998     900,000   1,160,000              0               473,229


James L. Dolan                      2000     975,000   2,000,000              0               190,201
President, Chief Executive          1999     950,000   2,000,000              0             4,463,681
Officer & Director                  1998     900,000   2,500,000        160,000               137,682


William J. Bell                     2000     840,000   1,500,000              0               133,244
Vice Chairman & Director            1999     770,000   1,400,000              0             2,263,128
                                    1998     700,000   1,900,000              0               119,611

Robert S. Lemle                     2000     725,000   1,200,000        130,000                70,168
Vice Chairman,                      1999     625,000     875,000              0             1,825,380
General Counsel, Secretary &        1998     525,000   1,000,000              0                60,539
Director

Andrew B. Rosengard                 2000     675,000   1,000,000              0             1,364,346
Executive Vice President,           1999     575,000     900,000              0               181,565
Finance & Controller                1998     450,000     900,000              0               147,875


(1) For 2000, represents the sum of (i) for each individual, $3,400 contributed on behalf of such individual under the Company's Cash Balance Pension Plan (the "Pension Plan"), (ii) for each individual, $30,000 credited to such individual (other than Mr. James Dolan and Mr. Rosengard) on the books of the Company pursuant to the defined contribution portion of the Company's Supplemental Benefit Plan (the "Supplemental Plan"),
      (iii) for each individual, the following amounts contributed by the Company on behalf of such individual as a matching contribution under the Company's 401(k) Plan: Mr. Charles Dolan $5,100, Mr. James Dolan $4,250, Mr. Bell $4,250, Mr. Lemle $3,906 and Mr. Rosengard $3,798, (iv) for each individual, the following amounts paid as a premium on individual life insurance policies purchased by the Company for the executive officer to replace coverage under the integrated policy previously provided by the
      Company: Mr. Charles Dolan $130,276, Mr. James Dolan $37,705, Mr. Bell $82,037, Mr. Lemle $20,268 and Mr. Rosengard $9,305, (v) for Mr. Charles Dolan, Mr. James Dolan, Mr. Bell and Mr. Lemle: $176,967, $144,846, $13,557 and $12,594, respectively, representing the value of personal use of the Company's aircraft, determined in accordance with the Standard Industry Fare Level as promulgated by the Internal Revenue Service, (vi) for Mr. Rosengard, $1,151,260 representing the payout of a Long Term Incentive Plan award and (vii) in the case of Mr. Rosengard, amounts allocated in respect of a deferred compensation plan, including an initial amount of $500,000 in 1997 plus an annual amount equal to 20% of base salary, together with attributable interest thereon, aggregating $131,370, $165,060 and $196,583 in 1998, 1999 and 2000, respectively.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                          POTENTIAL REALIZABLE
                                                      INDIVIDUAL GRANTS                                     VALUE AT ASSUMED
                                                      -----------------                                     ANNUAL RATES OF
                                            % OF TOTAL                                                        STOCK PRICE
                                          OPTIONS/SARs                                                       APPRECIATION
                                            GRANTED TO                        MARKET                        FOR OPTION/SAR
                                             EMPLOYEES     EXERCISE OR         PRICE                            TERM(2)
                          OPTION/SARs        IN FISCAL      BASE PRICE     ON DATE OF    EXPIRATION    ------------------------
    NAME                 GRANTED(#)(1)       YEAR 2000       ($/SHARE)      GRANTS($)          DATE         5%($)        10%($)
    ----                 -------------      ----------     -----------     ----------    ----------    ----------    ----------
Robert S. Lemle....            130,000           1.7 %           76.69          76.69      12/04/10      6,269,686   15,888,616

---------
(1) Options and SARs granted on December 4, 2000, under the Employee Stock Plan. Such options and SARs become exercisable in annual installments of 33.33% per year, beginning on December 4, 2001 and on each of the first two anniversaries of that date. Vesting of options and SARs may be accelerated upon a change of control of the Company (see "Employee Contracts and Severance and Change-In-Control Arrangements" below).

(2) The dollar amounts under these columns are the result of calculations at 5% and 10% rates set by the SEC, and therefore are not intended to forecast possible future appreciation of the Company's stock price. In all cases the appreciation is calculated from the award date to the end of the option term.



AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND

FISCAL YEAR-END OPTION/SAR VALUES


                                                                                                       VALUE OF
                                                               NUMBER OF SECURITIES                  UNEXERCISED
                                                              UNDERLYING UNEXERCISED                 IN-THE-MONEY
                                                                 OPTIONS/SARS AT                    OPTIONS/SARS AT
                         SHARES ACQUIRED                           12/31/00(#)                        12/31/00($)
                               ON           VALUE                 ------------                       ------------
      NAME                EXERCISE(#)(1)    REALIZED($)    EXERCISABLE/      UNEXERCISABLE    EXERCISABLE/     UNEXERCISABLE
      ----                --------------    -----------    ------------      -------------    ------------     -------------
Charles F. Dolan              --                 --                --             --                 --             --
James L. Dolan                --                 --             332,666        213,334         18,369,504      5,843,372
William J. Bell            266,668         16,283,620            66,667        133,333          1,162,506      2,324,994
Robert S. Lemle            277,000         17,558,500           305,200        230,000         20,729,625      2,816,250
Andrew B. Rosengard         59,998          4,181,299(2)         50,000        100,000            871,875      1,743,750


---------
(1) Exercise of stock options and SARs granted under the Company's 1985 Employee Stock Plan and the Company's Employee Stock Plan.

(2) Including a cash payment of $307,082 representing a bonus related to stock price improvement.

LONG-TERM INCENTIVE PLANS AWARDS IN LAST FISCAL YEAR




                          NUMBER OF
                          SHARES,     PERFORMANCE
                          UNITS       OR OTHER
                          OR          PERIOD UNTIL                   ESTIMATED FUTURE PAYOUTS
                          OTHER       MATURATION OR                 NON-STOCK PRICE-BASED PLANS
NAME                      RIGHTS(#)   PAYOUT                THRESHOLD($)    TARGET($)(1) MAXIMUM($)
Charles F. Dolan             --                 --            --                  --            --
--------------------------------------------------------------------------------------------------
James L. Dolan               N/A          48-84 mos.          --             3,000,000          --
--------------------------------------------------------------------------------------------------
William J. Bell              N/A          48-84 mos.          --             3,000,000          --
--------------------------------------------------------------------------------------------------
Robert S. Lemle              N/A          48-84 mos.          --             3,000,000          --
--------------------------------------------------------------------------------------------------
Andrew B. Rosengard          N/A          48-84 mos.          --             3,000,000          --

(1) Performance retention awards granted under the Company's Long-Term Incentive Plan, in the amounts indicated. The indicated amounts are payable in full upon the fulfillment of the vesting period and the attainment of specified performance objectives.

DEFINED BENEFIT PENSION PLAN

The Company's Nonqualified Supplemental Benefit Plan provides actuarially-determined pension benefits, among other types of benefits, for nine employees of the Company or its subsidiaries who were previously employed by CSSC, L.L.C successor to Cablevision Systems Services Corporation ("CSSC"). CSSC, which is wholly-owned by Charles Dolan and Helen Dolan, provided management services to Cablevision Company (the Company's predecessor) and to certain affiliates of the Company. The Supplemental Plan is designed to provide these employees, in combination with certain qualified benefit plans maintained by the Company and certain qualified retirement plans formerly maintained by CSSC, with the same retirement benefit formulae they would have enjoyed had they remained employees of CSSC and continued to participate in the former CSSC qualified plans. The Supplemental Plan provides that the Company may set aside assets for the purpose of paying benefits under the Supplemental Plan, but that any such assets remain subject to the claims of creditors of the Company.

The defined benefit feature of the Supplemental Plan provides that, upon attaining normal retirement age (the later of age 65 or the completion of five years of service), a participant will receive an annual benefit equal to the lesser of 75% of his or her average compensation (not including bonuses and overtime) for his or her three most highly compensated years and the maximum benefit permitted by the Code (the maximum in 2000 is $135,000 for employees who retire at age 65), reduced by the amount of any benefits paid to such individual pursuant to the qualified defined benefit plan formerly maintained by CSSC. This benefit will be reduced proportionately if the participant retires or otherwise terminates employment before reaching normal retirement age.

The following sets forth the estimated annual benefits payable upon normal retirement under the defined benefit portion of the Supplemental Plan (reduced by any retirement benefits paid in connection with the termination of the CSSC Defined Benefit Pension Plan) to the following persons: Mr. Charles Dolan, $227,627; Mr. James Dolan, $0; Mr. Bell, $109,474; Mr. Lemle, $119,396 and Mr. Rosengard, $0.

EMPLOYMENT CONTRACTS AND SEVERANCE
AND CHANGE-IN-CONTROL ARRANGEMENTS

Charles Dolan has an employment agreement with the Company, which expired in January 2001, and was automatically renewed until January 2002. The employment agreement will automatically renew for successive one-year terms unless terminated by either party at least three months prior to the end of the then existing term. The agreement provides for annual compensation of not less than $400,000 per year to Mr. Dolan. The agreement also provides for payment to Mr. Dolan's estate in the event of his death during the term of such agreement, of an amount equal to the greater of one year's base salary or one-half of the compensation that would have been payable to Mr. Dolan during the remaining term of such agreement.

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

In March 1998, the Company entered into employment agreements with each of Messrs. Bell and Lemle, which agreements replaced previous employment agreements. The agreements are each for a three year term that automatically extends for an additional one year period on January 1, 1999, 2000 and 2001, respectively, unless the Company or the executive notifies the other of its election not to extend by the preceding October 31. The agreements currently expire on December 31, 2003. In January 1999, the Company entered into an employment agreement with James Dolan. This agreement is for a three year term that automatically extends for an additional one year period on January 1, 2000 and 2001, respectively, unless the Company or Mr. Dolan notifies the other of an election not to extend by the preceding October 31. The agreement currently expires on December 31, 2003. Under their respective agreements, these executives are to receive annual salaries of not less than $950,000 in the case of Mr. James Dolan, $700,000, in the case of Mr. Bell and $525,000 in the case of Mr. Lemle. Each agreement also provides that in the event that the executive leaves the Company involuntarily (other than for cause), following a change of control (as defined above), or because such executive's compensation, title or responsibilities are reduced without his consent, such executive shall be entitled to receive (1) a severance payment of not less than the salary due for the remainder of the employment agreement or one year's annual salary (or three times the sum of his annual salary plus his prior year's annual bonus in the event of a change of control), whichever is greater, (2) an annual bonus of not less than 100% of annual salary for Messrs. James Dolan and Bell and 65% of annual salary for Mr. Lemle, pro rated for the months worked during such year,
(3) the right to receive payment of all bonus shares and deferred compensation awards, and to exercise all stock option and conjunctive right awards for the remainder of the term of the agreement, or a period of 180 days, if greater, whether or not such awards are due or exercisable at the time, (4) the right to receive payment of all outstanding long-term performance awards, at such time, if any, as such awards shall be earned (as if such employee remained in the continuous employ of the Company through the payment date), (5) three years payment of life insurance premiums and (6) the right to participate in the Company's health plan for retired executives.

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

              ITEM 12. -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

                              STOCK OWNERSHIP TABLE

This table shows the number and percentage of shares of Cablevision NY Group Class A common stock ("CNYG Class A Stock"), Cablevision NY Group Class B common stock ("CNYG Class B Stock"), Rainbow Media Group Class A tracking stock ("RMG Class A Stock") and Rainbow Media Group Class B tracking stock ("RMG Class B Stock") owned of record and beneficially as of April 1, 2001 by each director and each executive officer of the Company named in the summary compensation table. The table also shows the name, address and the number and percent of shares owned by persons beneficially owning more than five (5%) percent of any class.



                                                                                                                 Combined Voting
                                                                                                                 Power of all
                                                                                                                 Classes of Stock
                                                                            Beneficial           Percent         Beneficially
Name and Address                          Title of Stock Class (1)          Ownership (1)(2)     of Class        Owned (1)(2)
----------------                          ------------------------          ----------------     --------        ------------
Charles F. Dolan(3)(4)(5)                 CNYG Class A Stock                        787,601             *           41.4%
1111 Stewart Avenue                       CNYG Class B Stock                     22,853,274             54.2%
Bethpage, NY 11714                        RMG Class A Stock                         393,800             *
                                          RMG Class B Stock                      11,426,637             54.2%

Helen A. Dolan(3)(4)(5)                   CNYG Class A Stock                        774,555            --           6.8%
1111 Stewart Avenue                       CNYG Class B Stock                      3,726,312             8.8%
Bethpage, NY 11714                        RMG Class A Stock                         387,277            --
                                          RMG Class B Stock                       1,863,156             8.8%

Charles F. Dolan 1994 Family Trust (5)    CNYG Class A Stock                   --                      --           6.7%
340 Crossways Park Dr.                    CNYG Class B Stock                      3,726,312             8.8%
Woodbury, NY 11797                        RMG Class A Stock                    --                      --
                                          RMG Class B Stock                       1,863,156             8.8%

Gabelli Funds, Inc. (6)                   CNYG Class A Stock                      8,828,650             6.6%        1.6%
GAMCO Investors, Inc. (6)                 CNYG Class B Stock                   --                      --
One Corporate Center                      RMG Class A Stock                       4,414,325             6.6%
Rye, NY 10580                             RMG Class B Stock                    --                      --

AT&T Corporation (7)                      CNYG Class A Stock                     49,982,572             37.6%       9.0%
32 Avenue of the Americas                 CNYG Class B Stock                   --                      --
New York, NY 10013                        RMG Class A Stock                      24,991,286             37.6%
                                          RMG Class B Stock                                            --

Capital Group International, Inc. (8)     CNYG Class A Stock                      7,275,190             5.5%        1.3%
11100 Santa Monica Blvd.                  CNYG Class B Stock                   --                      --
Los Angeles, CA 90025                     RMG Class A Stock                       3,637,595             5.5%
                                          RMG Class B Stock                    --                      --

James L. Dolan(11)(13)(21)                CNYG Class A Stock                        237,000             *           2.4%
                                          CNYG Class B Stock                      1,326,464             3.1%
                                          RMG Class A Stock                         118,500             *
                                          RMG Class B Stock                         663,232             3.1%

William J. Bell(11)                       CNYG Class A Stock                        117,862             *           *
                                          CNYG Class B Stock                   ---                     ---
                                          RMG Class A Stock                          58,631             *
                                          RMG Class B Stock                    ---                     ---

Robert S. Lemle(9)(11)                    CNYG Class A Stock                        341,483             *           *
                                          CNYG Class B Stock                   ---                     ---
                                          RMG Class A Stock                         170,741             *
                                          RMG Class B Stock                    ---                     ---

Andrew B. Rosengard(11)                   CNYG Class A Stock                         60,275             *           *
                                          CNYG Class B Stock                   ---                     ---

                                          RMG Class A Stock                          30,137             *
                                          RMG Class B Stock                    ---                     ---

Sheila A. Mahony(11)                      CNYG Class A Stock                         35,585             *           *
                                          CNYG Class B Stock                   ---                     ---
                                          RMG Class A Stock                          17,792             *
                                          RMG Class B Stock                    ---                     ---

Thomas C. Dolan (11)(15)(20)              CNYG Class A Stock                         60,267             *           2.2%
                                          CNYG Class B Stock                      1,212,464             2.9%
                                          RMG Class A Stock                          30,133             *
                                          RMG Class B Stock                         606,232             2.9%


Patrick F. Dolan (11)(14)(19)             CNYG Class A Stock                         58,667             *           2.2%
                                          CNYG Class B Stock                      1,215,140             2.9%
                                          RMG Class A Stock                          29,333             *
                                          RMG Class B Stock                         607,570             2.9%

John Tatta(10)(12)                        CNYG Class A Stock                         72,400             *           *
                                          CNYG Class B Stock                   ---                     ---
                                          RMG Class A Stock                          36,200             *
                                          RMG Class B Stock                    ---                     ---

Charles D. Ferris(12)                     CNYG Class A Stock                         50,000             *           *
                                          CNYG Class B Stock                   ---                     ---
                                          RMG Class A Stock                          25,000             *
                                          RMG Class B Stock                    ---                     ---

Richard H. Hochman(12)                    CNYG Class A Stock                         54,376             *           *
                                          CNYG Class B Stock                   ---                     ---
                                          RMG Class A Stock                          27,188             *
                                          RMG Class B Stock                    ---                     ---

Victor Oristano(12)                       CNYG Class A Stock                         16,000             *           *
                                          CNYG Class B Stock                   ---                     ---
                                          RMG Class A Stock                           8,000             *
                                          RMG Class B Stock                    ---                     ---

Vincent Tese(12)                          CNYG Class A Stock                         24,000             *           *
                                          CNYG Class B Stock                   ---                     ---
                                          RMG Class A Stock                          12,000             *
                                          RMG Class B Stock                    ---                     ---

Daniel E. Somers(7)(12)                   CNYG Class A Stock                         25,000             *           *
                                          CNYG Class B Stock                   ---                     ---
                                          RMG Class A Stock                          12,500             *
                                          RMG Class B Stock                    ---                     ---

Michael P. Huseby(7)(12)                  CNYG Class A Stock                         20,000             *           *
                                          CNYG Class B Stock                   ---                     ---
                                          RMG Class A Stock                          10,000             *
                                          RMG Class B Stock                    ---                     ---

All executive officers and                CNYG Class A Stock                      2,052,327              1.5%       48.4%
directors as  a                           CNYG Class B Stock                     26,607,342             63.1%
group (16 persons)(3)(4)(5)(9)(10)        RMG Class A Stock                       1,026,158              1.5%
(11) (11) (12)(13)(14)(15)(19)(20)        RMG Class B Stock                      13,303,671             63.1%
(21)(22)(23)(24)(25)

Paul J. Dolan                             CNYG Class A Stock                         14,000             *           13.5%
(16)(21)(22)(23)(24) (25)(27)             CNYG Class B Stock                      7,479,208             17.7%
100 Corporate Place                       RMG Class A Stock                           7,000             *
Suite 150                                 RMG Class B Stock                       3,739,604             17.7%
Chardon, OH 44024

Kathleen M. Dolan(16)(22)(23)(24)(25)     CNYG Class A Stock                      1,174,808             *           11.5%
(26)(27)                                  CNYG Class B Stock                      6,266,744             14.9%
1111 Stewart Avenue                       RMG Class A Stock                         587,404             *

Bethpage, NY 11714                        RMG Class B Stock                       3,133,372             14.9%

Mary S. Dolan(17)(19)                     CNYG Class A Stock                         12,500             *           4.3%
300 So. Riverside Plaza Suite 1480        CNYG Class B Stock                      2,389,604             5.7%
Chicago, IL 60606                         RMG Class A Stock                           6,250             *
                                          RMG Class B Stock                       1,194,802             5.7%

Deborah A. Dolan-Sweeney                  CNYG Class A Stock                      1,174,808             *           11.5%
(17)(22)(23)(24)(25)(26) (27)             CNYG Class B Stock                      6,266,744             14.9%
1111 Stewart Avenue                       RMG Class A Stock                         587,404             *
Bethpage, NY 11714                        RMG Class B Stock                       3,133,372             14.9%


Matthew J. Dolan(18)(20)                  CNYG Class A Stock                          4,600             *           4.3%
231 Main Street                           CNYG Class B Stock                      2,389,604             5.7%
Court House Annex                         RMG Class A Stock                           2,300             *
Chardon, OH 44024                         RMG Class B Stock                       1,194,802             5.7%


Marianne Dolan Weber                      CNYG Class A Stock                      1,174,808             *           11.4%
(18)(22)(23)(24)(25)(26)(27)              CNYG Class B Stock                      6,231,420             14.8%
1111 Stewart Avenue                       RMG Class A Stock                         587,404             *
Bethpage, NY 11714                        RMG Class B Stock                       3,115,710             14.8%


Dolan Family LLC(27)                      CNYG Class A Stock                    ---                     *           9.0%
c/o William A. Frewin, Jr.                CNYG Class B Stock                      5,000,000             11.9%
340 Crossways Park Drive                  RMG Class A Stock                    ---                      *
Woodbury, NY 11797                        RMG Class B Stock                       2,500,000             11.9%


John MacPherson(28)                       CNYG Class A Stock                        166,100             *           12.4%
21 Old Town Lane                          CNYG Class B Stock                      6,880,296             16.3%
Halesite, NY 10019                        RMG Class A Stock                          83,050             *


Lawrence Dolan(5)                         CNYG Class A Stock                   ---                     ---          6.7%
100 Corporate Place                       CNYG Class B Stock                      3,726,312             8.8%
Suite 150                                 RMG Class A Stock                    ---                     ---
Chardon, OH 44024                         RMG Class B Stock                       1,863,156             8.8%

  *  Less than 1%



(1) Beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to the security through any contract, arrangement, understanding, relationship or otherwise. Unless indicated, beneficial ownership disclosed consists of sole voting and investment power. Beneficial ownership of CNYG Class A Stock and RMG Class A Stock, respectively, is exclusive of the shares of CNYG Class A Stock and RMG Class A Stock, respectively, that are issuable upon conversion of shares of CNYG Class B Stock and RMG Class B Stock, respectively.

(2) CNYG Class B Stock and RMG Class B Stock are convertible into CNYG Class A Stock and RMG Class A Stock, respectively, at the option of the holder on a share for share basis. Each share of CNYG Class A Stock has one vote per share at a meeting of stockholders of the Company and each share of CNYG Class B Stock has 10 votes per share at a meeting of stockholders of the Company, except in the separate elections of directors. Each share of RMG Class A Stock has 1/2 of a vote per share at a meeting of stockholders of the Company and each share of RMG Class B Stock has 5 votes per share at a meeting of stockholders of the Company, except in the separate elections of directors. Holders of CNYG Class A Stock and RMG Class A Stock vote together as a separate class to elect 25% of the Board of Directors and the holders of CNYG Class B Stock and RMG Class B Stock vote together as a separate class to elect the remaining 75% of the Board of Directors.

(3) Includes 774,555 shares of CNYG Class A Stock and 387,277 shares of RMG Class A Stock owned by the Dolan Family Foundation, a New York not-for-profit corporation, the sole members of which are Charles F. Dolan and his wife, Helen A. Dolan. Neither Mr. Dolan nor Mrs. Dolan has an economic interest in such shares, but Mr. Dolan and his wife share the ultimate power to vote and dispose of such shares. Under certain rules of the Securities and Exchange Commission, so long as Mr. Dolan and his wife retain such powers, each of Mr. Dolan and his wife is deemed to have beneficial ownership thereof.

(4) Does not include an aggregate of 19,138,712 shares of CNYG Class B Stock and an aggregate of 9,569,356 shares of

      RMG Class B Stock and 150,000 shares of CNYG Class A Stock and 75,000 shares of RMG Class A Stock held directly or indirectly, by trusts for the benefit of Dolan family interests (the "Dolan Family Trusts"). Mr. Dolan and his wife disclaim beneficial ownership of the shares owned by the Dolan Family Trusts, in that they have neither voting nor investment power with respect to such shares.

(5) Includes 3,726,312 shares of CNYG Class B Stock and 1,863,156 shares of RMG Class B Stock owned by the Charles F. Dolan 1994 Family Trust (the "Trust"). The Trust was established on December 31, 1994 by Charles F. Dolan. Mr. Dolan disclaims beneficial ownership of the stock owned by the Trust for the benefit of his wife and descendants, in that he has neither voting nor investment power with respect to such shares. The co-trustees of the Trust are Helen A. Dolan and Lawrence Dolan.

(6) The Company has been informed that certain operating subsidiaries of Gabelli Funds, Inc. beneficially held, or exercise investment discretion over various institutional accounts which beneficially held as of December 15, 1999, an aggregate of 8,828,650 shares of CNYG Class A Stock. The Company has been informed that GAMCO Investors, Inc., an investment advisor registered under the Investment Advisors Act of 1940, as amended and a wholly-owned subsidiary of Gabelli Asset Management, Inc., held sole dispositive power over 6,372,087 of such shares and sole voting power over 6,245,087 of such shares. On March 29, 2001, 4,414,325 shares of RMG Class A Stock were distributed to Gabelli Funds, Inc.

(7) The Company has been informed that AT&T beneficially owned an aggregate of 48,942,172 shares of CNYG Class A Stock. AT&T or its subsidiaries have sole voting and investment power with respect to such shares. Also includes 1,040,400 shares held directly by Liberty Media Corporation, a wholly owned subsidiary of AT&T, as to which AT&T disclaims beneficial ownership. AT&T is a party to a Stockholders Agreement with the Company and holders of Class B Common Stock, which agreement, among other things, requires the Class B Stockholders to vote to elect for director, up to two persons nominated by AT&T, and requires AT&T to vote its shares of Class A Common Stock in proportion to the vote of the other, non-affiliated Class A Stockholders, on certain matters. Mr. Daniel E. Somers and Mr. Michael
      P. Huseby, Directors of the Company, are officers of AT&T. Each of Messrs. Somers and Huseby disclaims any beneficial ownership interest in these shares. On March 29, 2001, the Company distributed 24,471,086 shares of RMG Class A Stock to AT&T. Also includes 520,200 shares of RMG Class A Stock distributed to Liberty Media Corporation.

(8) The Company has been informed that certain operating subsidiaries of Capital Group International, Inc. ("CGI"), exercised investment discretion over various institutional accounts, which held as of December 29, 2000, 7,275,190 shares of CNYG Class A Stock. CGI does not have investment power or voting power over any of the securities reported herein; however, CGI may be deemed to beneficially own such securities under the Securities Exchange Act of 1934. On March 29, 2001, 3,637,595 shares of RMG Class A Stock were distributed to CGI.

(9) Includes 10,000 shares of CNYG Class A Stock and 5,000 shares of RMG Class A Stock owned by a family partnership of which Mr. Lemle is the general partner. Also includes 65 shares of CNYG Class A Stock and 32 shares of RMG Class A Stock owned by minor children. Also includes 15,000 shares of CNYG Class A Stock and 7,500 shares of RMG Class A Stock owned by the Estate of Marc Lustgarten for which Robert S. Lemle serves as co-executor and, in such capacity, shares the power to vote and dispose of such shares and 60,000 shares of CNYG Class A Stock and 30,000 shares of RMG Class A Stock issuable upon the exercise of options granted to Marc Lustgarten pursuant to the Company's Employee Stock Plan which, on April 1, 2001 were unexercised but were exercisable within a period of 60 days from that date, owned by the Estate of Marc Lustgarten for which Robert S. Lemle serves as co-executor and, in such capacity, will share the power to vote and dispose of such shares, when issued.

(10) Includes 28,600 shares of CNYG Class A Stock and 14,300 shares of RMG Class A Stock held by the John Tatta Charitable Remainder Unitrust UAD 12/16/98 (the "JTCRT"). The JTCRT was established on December 16, 1998 by John Tatta for charitable purposes. Mr. Tatta disclaims beneficial ownership of the stock beneficially owned by trusts for the benefit of his family, in that he has neither voting nor investment power with respect to such shares. Includes 14,474 shares of CNYG Class A Stock and 7,237 shares of RMG Class A Stock of which 6,814 shares of CNYG Class A Stock and 3,407 shares of RMG Class A Stock are held by the Anne Tatta Grantor Retained Annuity Trust UTA June 21, 1999 and 7,660 shares of CNYG Class A Stock and 3,830 shares of RMG Class A Stock are held by the Anne Tatta Grantor Retained Annuity Trust UTA April 20, 2000 ("Anne Tatta GRATs"). The Anne Tatta GRATs are each a New York trust for the benefit of Tatta family interests of which Stephen A Carb, Esq. is trustee. Does not include 80,000 shares of CNYG Class A Stock of CNYG Class A Stock and 40,000 shares of RMG Class A Stock held by the Tatta Family Group L.P. The Tatta Family Group L.P. is a New York limited partnership, the general partners of which are six trusts for the benefit of Tatta family interests (the co-trustees of each of which are Stephen A. Carb, Esq. and either Deborah T. DeCabia or Lisa T. Crowley, each a daughter of John Tatta who has been a director since 1985 and was President of CSC Holdings from 1985 until 1991), and the limited partners of which are trusts for the benefit of Mr. Tatta and Tatta family interests (the trustee of each of which is Stephen A. Carb, Esq.). Also includes 19,326 shares of CNYG Class A Stock and 9,663 shares of RMG Class A Stock owned directly by his wife, Anne Tatta.

(11) Includes shares of CNYG Class A Stock and RMG Class A Stock issuable upon the exercise of options granted pursuant to the Company's Employee Stock Plan, which on April 1, 2001 were unexercised but were exercisable within a period of 60 days from that date. These amounts include the following number of shares of CNYG Class A Stock and RMG Class A Stock, respectively, for the following individuals: Mr. James Dolan 233,000 and 116,500; Mr. Bell 66,667 and 33,333; Mr. Lemle 177,600 and 88,800; Mr.
      Rosengard 50,000 and 25,000; Ms. Mahony 30,000 and 15,000; Mr. Patrick Dolan 51,067 and 25,533; Mr. Thomas Dolan 56,267 and 28,133; all executive officers and directors as a group 746,769 and 373,383.

(12) Includes shares of CNYG Class A Stock and RMG Class A Stock issuable upon the exercise of options granted pursuant to the Company's Stock Option Plan for Non-Employee Directors, which on April 1, 2001 were unexercised but were exercisable within a period of 60 days from that date. These amounts include the following number of shares of CNYG Class A Stock and RMG Class A Stock, respectively, for the following individuals: Mr. Tatta 10,000 and 5,000; Mr. Ferris 46,000 and 23,000; Mr. Hochman 46,000 and
      23,000; Mr. Oristano 16,000 and 8,000; Mr. Tese 24,000 and 12,000; Mr.
      Somers 25,000 and 12,500, and Mr. Huseby 20,000 and 10,000.

(13) Includes 114,000 shares of CNYG Class B Stock and 57,000 shares of RMG Class A Stock owned by trusts for minor children as to which James L. Dolan disclaims beneficial ownership. Also includes 1,212,464 shares of CNYG Class B Stock and 606,232 shares of RMG Class B Stock held by a family trust of which James L. Dolan is a contingent beneficiary and a co-trustee, as to which James L. Dolan disclaims beneficial ownership, which shares are also described in footnote (21).

(14) Includes 38,000 shares of CNYG Class B Stock and 19,000 shares of RMG Class A Stock owned by a trust for a minor child as to which Patrick F. Dolan disclaims beneficial ownership. Also includes 1,177,140 shares of CNYG Class B Stock and 588,570 shares of RMG Class B Stock held by a family trust of which Patrick F. Dolan is a contingent beneficiary and a co-trustee, as to which Patrick F. Dolan disclaims beneficial ownership, which shares are also described in footnote (19).

(15) Includes 1,212,464 shares of CNYG Class B Stock and 606,232 shares of RMG Class B Stock held by a family trust of which Thomas C. Dolan is a contingent beneficiary and a co-trustee, as to which Thomas C. Dolan disclaims beneficial ownership, which shares are also described in footnote (20).

(16) Includes 1,212,464 shares of CNYG Class B Stock and 606,232 shares of RMG Class B Stock held by the DC Kathleen Trust, the co-trustees of which are Kathleen M. Dolan and Paul J. Dolan.

(17) Includes 1,212,464 shares of CNYG Class B Stock and 606,232 shares of RMG Class B Stock held by the DC Deborah Trust, the co-trustees of which are Deborah Dolan-Sweeney and Mary Dolan.

(18) Includes 1,177,140 shares of CNYG Class B Stock and 588,570 shares of RMG Class B Stock held by the DC Marianne Trust, the co-trustees of which are Marianne Dolan Weber and Matthew Dolan.

(19) Includes 1,177,140 shares of CNYG Class B Stock and 588,570 shares of RMG Class B Stock held by the DC Patrick Trust, the co-trustees of which are Patrick F. Dolan and Mary Dolan.

(20) Includes 1,212,464 shares of CNYG Class B Stock and 606,232 shares of RMG Class B Stock held by the DC Thomas Trust, the co-trustees of which are Thomas C. Dolan and Matthew Dolan.

(21) Includes 1,212,464 shares of CNYG Class B Stock and 606,232 shares of RMG Class B Stock held by the DC James Trust, the co-trustees of which are James L. Dolan and Paul J. Dolan.

(22) Includes 23,500 shares of CNYG Class B Stock and 11,750 shares of RMG Class B Stock held by the Dolan Descendants Trust, the co-trustees of which are Paul J. Dolan, Kathleen M. Dolan, Marianne Dolan Weber, and Deborah Dolan-Sweeney.

(23) Includes 12,000 shares of CNYG Class B Stock and 6,000 shares of RMG Class B Stock held by the Dolan Progeny

      Trust, the co-trustees of which are Paul J. Dolan, Kathleen M. Dolan, Marianne Dolan Weber, and Deborah Dolan-Sweeney.

(24) Includes 16,500 shares of CNYG Class B Stock and 8,250 shares of RMG Class B Stock held by the Dolan Grandchildren Trust, the co-trustees of which are Paul J. Dolan, Kathleen M. Dolan, Marianne Dolan Weber, and Deborah Dolan-Sweeney.

(25) Includes 2,280 shares of CNYG Class B Stock and 1,140 shares of RMG Class B Stock held by the Dolan Spouse Trust, the co-trustees of which are Paul
      J. Dolan, Kathleen M. Dolan, Marianne Dolan Weber, and Deborah Dolan-Sweeney.

(26) Includes 1,170,808 shares of CNYG Class A Stock and 585,404 shares of RMG Class A Stock owned by the Dolan Children's Foundation, a New York not-for-profit corporation, the sole members of which are Marianne Dolan Weber, Kathleen M. Dolan and Deborah Dolan-Sweeney. None of the members has an economic interest in such shares, but each member shares the ultimate power to vote and dispose of such shares.

(27) Includes 5,000,000 shares of CNYG Class B Stock and 2,500,000 shares of RMG Class B Stock owned by Dolan Family LLC, a Delaware limited liability company, the members of which are four Dolan family trusts, the co-trustees of which are Paul J. Dolan, Marianne Dolan Weber, Kathleen M. Dolan and Deborah Dolan-Sweeney. Each of the co-trustees shares the ultimate power to vote and dispose of such shares.

(28) Includes an aggregate of 6,880,296 shares of CNYG Class B Stock and 3,440,148 shares of RMG Class B Stock and an aggregate of 150,000 shares of CNYG Class A Stock and 75,000 shares of RMG Class A Stock each held by various trusts for the benefit of family members of Charles F. Dolan's family for which Mr. John MacPherson serves as Trustee and, in such capacity, exercises sole voting power and dispositive power with respect to such shares.


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

The Company has granted Mr. Tatta and certain Tatta family interests the right to require the Company, on any date, with the consent of Charles Dolan, his widow or the representative of the estate of Mr. Dolan or his wife, to register the shares of Class A Common Stock held by them provided that the shares requested to be registered have an aggregate market value of at least $3,000,000. After the death of both Charles Dolan and his wife, such parties will be permitted to demand only one registration. Such parties have also been granted "piggyback" registration rights identical to those described above, provided that in certain instances they receive written consent of Mr. Dolan, his widow or the representative of the estate of Mr. Dolan or his wife.

Pursuant to the Stockholders Agreement, dated as of March 4, 1998, among the Company, AT&T and certain holders of Class B Common Stock, the Company granted to AT&T certain registration rights with respect to shares of Cablevision NY Group Class A Common Stock held by AT&T or certain of its affiliates. AT&T is permitted to request that the Company file a registration statement registering not less than 2,000,000 shares, on a demand basis, not more than once each year. In addition, AT&T was granted "piggyback" registration rights on any registration of at least $100,000,000 of shares of Cablevision NY Group Class A Common Stock (based on the market value thereof on the date of filing) by the Company, subject to certain limitations.

The demand and "piggyback" registration rights described above are subject to certain limitations, which are intended to prevent undue interference with the Company's ability to distribute securities.

           ITEM 13. -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has made investments in and advances to certain affiliates of which Mr. Dolan or Dolan family interests had or have ownership interests.

On August 23, 1996, the Company entered into an agreement with Northcoast
PCS, LLC ("Northcoast") and certain of its affiliates, to form a limited liability company (the "LLC") to participate in the auctions conducted by the Federal Communications Commission ("FCC") for certain licenses to conduct a personal communications service ("PCS") business. The Company has contributed an aggregate of approximately $96.9 million to the LLC (either directly or through a loan to Northcoast) and holds a 49.9% interest in the LLC and certain preferential distribution rights. Northcoast is a Delaware limited liability company controlled by John Dolan. John Dolan is a nephew of Charles F. Dolan and cousin of James L. Dolan.

Charles D. Ferris, a director and a nominee for director, is a partner in the law firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. which provides legal services to the Company and certain of its subsidiaries.

Vincent Tese, a director and a nominee for director, is a director of The Bear Stearns Companies, Inc. Bear Stearns has performed investment banking services for the Company.

Each of Daniel E. Somers and Michael P. Huseby, each a director, is an officer of AT&T. AT&T holds approximately 28% of the Company's common stock and has certain contractual rights under the Stockholders Agreement, including rights of consultation concerning certain transactions including transfers of stock by Class B stockholders and transfers of assets by the Company. AT&T also owns, or holds ownership interests in, various companies that transact business with the Company on a regular basis.

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

Except for the limitations on the ownership and operation of cable television systems as described above, Mr. Dolan is not subject to any contractual limitations with respect to his other business activities and may engage in programming and other businesses related to cable television. A significant portion of Mr. Dolan's time may be spent, from time to time, in the management of such affiliates. Mr. Dolan will devote as much of his time to the business of the Company as is reasonably required to fulfill the duties of his office. During 2000, substantially all of Mr. Dolan's professional time was devoted to the business of the Company.

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

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 30th day of April, 2001.

                                                 CABLEVISION SYSTEMS CORPORATION
                                                 CSC HOLDINGS, INC.

                                                 By: /s/ William J. Bell
                                                    ---------------------------
                                                 NAME:  WILLIAM J. BELL
                                                 TITLE: VICE CHAIRMAN