Form 10-Q
period 2001-03-31
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS INC
filed 2001-05-15
CIK 1053112, 784681

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______________ to

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

            Cablevision Systems Corporation          Yes |X|   No |_|
            CSC Holdings, Inc.                       Yes |X|   No |_|

Number of shares of common stock outstanding as of May 4, 2001:

            Cablevision NY Group Class A Common Stock -  133,038,780
            Cablevision NY Group Class B Common Stock -   42,145,986
            Rainbow Media Group Class A Common Stock  -   66,520,372
            Rainbow Media Group Class B Common Stock  -   21,072,993
            CSC Holdings, Inc. Common Stock -                  1,000

================================================================================

Part I. FINANCIAL INFORMATION

      For information required by Item 1 and Item 2, refer to Index to Financial Statements on page 7.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to market risks from changes in interest rates and certain equity security prices. The Company's exposure to interest rate movements results from its use of floating and fixed rate debt to fund its working capital, capital expenditures, and other operational and investment requirements. To manage interest rate risk, the Company has from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or convert fixed rate borrowings to variable rates to provide an economic hedge against the risk of higher borrowing costs in a declining interest rate environment. In addition, the Company may from time to time utilize short-term interest rate lock agreements to hedge the risk that the cost of a future issuance of fixed-rate debt may be adversely affected by changes in interest rates. The Company does not enter into interest rate swap contracts for speculative or trading purposes.

      The Company's exposure to changes in equity security prices stems primarily from its investments in At Home Corporation common stock warrants (the value of which fluctuates based on changes in the stock price of the underlying security) and the AT&T Corp. ("AT&T"), Adelphia Communications Corporation ("Adelphia") and Charter Communications, Inc. ("Charter") common stock held by the Company. Historically, the Company has not hedged its equity price risk in At Home Corporation common stock warrants; however, as of March 31, 2001, the Company had hedged its equity price risk on all of its shares of Charter and Adelphia stock through the execution of prepaid forward contracts. Such contracts set a floor and ceiling on the Company's participation in changes in the underlying stock price, thereby eliminating downside exposure and providing for upside appreciation potential to the contract's ceiling price.

      Fair Value of Debt: Based on the level of interest rates prevailing at March 31, 2001, the fair value of the Company's fixed-rate debt and redeemable preferred stock exceeded its carrying cost of $6,610.3 million by approximately $141.2 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. The Company's floating rate borrowings bear interest at current market rates and thus approximate fair value. The effect of a hypothetical 100 basis point decrease in interest rates prevailing at March 31, 2001 would increase the estimated fair value of fixed-rate debt and redeemable preferred stock instruments by approximately $319.4 million. This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

      Interest Rate Hedge Contracts: As of March 31, 2001, the Company had outstanding interest rate swap contracts to pay variable rates of interest (based upon LIBOR with the latest maturity in 2002) covering a total notional principal amount of $250.0 million. As of March 31, 2001, the fair market value of all interest rate hedge contracts was approximately $5.2 million. Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from March 31, 2001 prevailing levels would decrease the fair market value of all hedge contracts by $7.6 million to a liability of $2.4 million.

      Equity Price Risk: As of March 31, 2001, the fair market value of the Company's warrants to acquire At Home Corporation's common stock was $87.0 million and the carrying value was $108.5 million. The potential change in the fair value of this investment, assuming a 10% change in price, would be approximately $8.7 million.

      As of March 31, 2001, the fair market value and the carrying value of the Company's holdings of Charter, Adelphia and AT&T common stock aggregated $1,633.0 million. Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $163 million. As of March 31, 2001, the net fair value and the carrying value of the equity collar component of the prepaid forward contracts entered into to hedge the equity price risk of Charter and Adelphia aggregated $4.2 million, a net liability position.

      As of March 31, 2001, the fair market value and the carrying value of the Company's investment in certain other marketable equity securities aggregated $9.1 million. Assuming a 10% change in price, the potential change in the fair value of these securities would be approximately $.9 million.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

      The Company is party to various lawsuits, some involving substantial amounts. Management does not believe that such lawsuits will have a material adverse impact on the financial position of the Company.

      On April 25, 2001, At Home Corporation ("At Home") commenced a lawsuit in the Court of Chancery of the State of Delaware alleging that Cablevision had breached its obligations under certain agreements with At Home. The suit seeks a variety of remedies including: recision of the agreements between At Home and Cablevision and cancellation of all warrants currently held by Cablevision, damages, and/or an order prohibiting Cablevision from continuing to offer its Optimum Online service and requiring it to convert its Optimum Online customers to the Optimum@Home service and to roll out the Optimum@Home service. Cablevision intends to vigorously contest this lawsuit.


Item 2. Changes in Securities

      In March 2001, the Company amended its certificate of incorporation to, among other things, (i) authorize the creation and distribution of a new class of common stock designated as Rainbow Media Group ("RMG") tracking stock, (ii) increase the aggregate number of authorized shares of common stock that the Company may issue from 560 million to 1.88 billion, and
      (iii) redesignate each share of the Company's common stock into a share of its Cablevision NY Group ("CNYG") common stock. On March 29, 2001 the Company made a pro rata distribution of 66,497,123 shares of RMG Class A common stock and 21,072,993 Shares of RMG Class B common stock and redesignated 132,994,246 shares of Cablevision Class A common stock into a similar number of shares of CNYG Class A common stock and 42,145,986 shares of Cablevision Class B common stock into a similar number of shares of CNYG Class B common stock. The distribution and redesignation were exempt from registration under Sections 2(3) and 3(a)(9) of the Securities Act of 1933, as amended, respectively, as the distribution was made without any value surrendered and the redesignation represented an exchange of securities of the same issuer in which no commission or remuneration was paid or given directly or indirectly for soliciting exchanges. Each share of CNYG Class A common stock has 1 vote per share. Each share of CNYG Class B common stock has 10 votes per share. Each share of RMG Class A tracking stock has 1/2 vote per share. Each share of RMG Class B tracking stock has 5 votes per share. Holders of CNYG Class A common stock and

      RMG Class A tracking stock vote together as a separate class to elect 25% of the Company's Board of Directors and the holders of CNYG Class B common stock and RMG Class B tracking stock vote together as a separate class to elect the remaining 75% of the Company's Board of Directors. The holders of CNYG common stock are in a position to control the outcome of any vote in which holders of CNYG common stock and RMG tracking stock vote together as a single class.


Item 4. Submission of Matters to a Vote of Security Holders

      Incorporated herein by reference to Cablevision Systems Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.


Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits.

            The index to exhibits is on page 6.

      (b)   Reports on Form 8-K.

            Cablevision Systems Corporation filed Current Reports on Form 8-K with the Commission on January 10, 2001 and February 5, 2001.

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

                                   CABLEVISION SYSTEMS CORPORATION
                                   CSC HOLDINGS, INC.


Date: May 15, 2001                     /s/William J. Bell
                                   ---------------------------------------------
                                   By:  William J. Bell, as Vice Chairman,
                                        Director and Principal Financial Officer
                                        of Cablevision Systems Corporation and
                                        CSC Holdings, Inc.


Date: May 15, 2001                     /s/Andrew B. Rosengard
                                   ---------------------------------------------
                                   By:  Andrew B. Rosengard, as
                                        Executive Vice President, Finance and
                                        Controller and Principal Accounting
                                        Officer of Cablevision Systems
                                        Corporation and CSC Holdings, Inc.

                            INDEX TO EXHIBITS


EXHIBIT                                                                     PAGE
 NO.                           DESCRIPTION                                   NO.
-------                      ---------------                               -----

  3.1 Amended and Restated Certificate of Incorporation of Cablevision Systems Corporation (incorporated herein by reference to Exhibit 3.1 to Cablevision Systems Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

  3.2    Amended and restated By-laws of Cablevision Systems Corporation.

  3.4    Amended and restated By-laws of CSC Holdings, Inc.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

      Financial Statements

            Condensed Consolidated Balance Sheets -
            March 31, 2001 (unaudited) and December 31, 2000...............I-1

            Condensed Consolidated Statements of Operations -
            Three Months Ended March 31, 2001 and 2000 (unaudited).........I-3

            Condensed Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 2001 and 2000 (unaudited).........I-4

            Notes to Condensed Consolidated Financial Statements
            (unaudited)....................................................I-5

      Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................I-12

CSC HOLDINGS, INC. AND SUBSIDIARIES

      Financial Statements

            Condensed Consolidated Balance Sheets -
            March 31, 2001 (unaudited) and December 31, 2000...............II-1

            Condensed Consolidated Statements of Operations -
            Three Months Ended March 31, 2001 and 2000 (unaudited).........II-3

            Condensed Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 2001 and 2000 (unaudited).........II-4

            Notes to Condensed Consolidated Financial Statements
            (unaudited)....................................................II-5

      Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................II-11

                          INDEX TO FINANCIAL STATEMENTS
                                   (continued)

                                                                            Page
                                                                            ----

RAINBOW MEDIA GROUP

      Financial Statements

            Condensed Combined Balance Sheets -
            March 31, 2001 (unaudited) and December 31, 2000...............III-1

            Condensed Combined Statements of Operations -
            Three Months Ended March 31, 2001 and 2000 (unaudited).........III-3

            Condensed Combined Statements of Cash Flows -
            Three Months Ended March 31, 2001 and 2000 (unaudited).........III-4

            Notes to Condensed Combined Financial Statements (unaudited)...III-5

      Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................III-7

CABLEVISION NY GROUP

      Financial Statements

            Condensed Combined Balance Sheets -
            March 31, 2001 (unaudited) and December 31, 2000...............IV-1

            Condensed Combined Statements of Operations -
            Three Months Ended March 31, 2001 and 2000 (unaudited).........IV-2

            Condensed Combined Statements of Cash Flows -
            Three Months Ended March 31, 2001 and 2000 (unaudited).........IV-3

            Notes to Condensed Combined Financial Statements (unaudited)...IV-4

      Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................IV-9

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                           March 31,  December 31,
                                                             2001         2000
                                                             ----         ----
                                                          (Unaudited)
      ASSETS

Cash and cash equivalents .............................   $   97,989   $   37,940

Accounts receivable trade (less allowance for doubtful
   accounts of $36,876 and $38,878) ...................      306,363      304,413

Notes and other receivables ...........................      151,523      149,366

Inventory, prepaid expenses and other assets ..........      351,105      296,388

Property, plant and equipment, net ....................    3,515,611    3,285,674

Investments in affiliates .............................       83,939       97,224

Investment securities .................................      951,862      811,618

Investment securities pledged as collateral ...........      690,198           --

Other investments .....................................      126,727      116,940

Derivative contracts ..................................       16,595           --

Advances to affiliates ................................       83,166       96,519

Feature film inventory ................................      338,689      347,208

Net assets held for sale ..............................           --      309,423

Franchises, net of accumulated amortization of
   $813,070 and $777,526 ..............................      387,659      422,900

Affiliation and other agreements, net of accumulated
   amortization of $317,763 and $307,028 ..............      188,620      199,352

Excess costs over fair value of net assets acquired
   and other intangible assets, net of accumulated
   amortization of $895,213 and $853,493 ..............    2,171,736    1,665,318

Deferred financing, acquisition and other costs, net of
   accumulated amortization of $76,001 and $72,962 ....      144,074      133,007
                                                          ----------   ----------

                                                          $9,605,856   $8,273,290
                                                          ==========   ==========

                            See accompanying notes to
                  condensed consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (continued)

                                                          March 31,     December 31,
                                                            2001           2000
                                                            ----           ----
                                                         (Unaudited)
      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Accounts payable .....................................   $   436,864    $   484,611
Accrued liabilities ..................................     1,021,554      1,086,009
Feature film and contract obligations ................       316,164        331,483
Deferred revenue .....................................       198,758        229,326
Deferred tax liability ...............................       216,538             --
Liabilities under derivative contracts ...............        15,581             --
Bank debt ............................................     1,361,336      2,683,432
Collateralized indebtedness ..........................       705,902             --
Senior notes and debentures ..........................     3,690,149      2,693,208
Subordinated notes and debentures ....................     1,050,560      1,048,648
Capital lease obligations and other debt .............       105,666        114,173
                                                         -----------    -----------
         Total liabilities ...........................     9,119,072      8,670,890
                                                         -----------    -----------

Minority interests ...................................       581,499        587,985
                                                         -----------    -----------

Preferred Stock of CSC Holdings, Inc. ................     1,544,294      1,544,294
                                                         -----------    -----------

Commitments and contingencies

Stockholders' deficiency:
   Preferred Stock, $.01 par value, 50,000,000 shares
      authorized, none issued ........................            --             --
   CNYG Class A Common Stock, $.01 par value,
      800,000,000 shares authorized, 132,994,246 and
      132,775,988 shares issued and outstanding ......         1,330          1,328
   CNYG Class B Common Stock, $.01 par value,
      320,000,000 shares authorized, 42,145,986 shares
      issued and outstanding .........................           421            421
   RMG Class A Common Stock, $.01 par value,
      600,000,000 shares authorized, 66,497,123
      and -0- shares issued and outstanding ..........           665             --
   RMG Class B Common Stock, $.01 par value,
      160,000,000 shares authorized, 21,072,993
      and -0- shares issued and outstanding ..........           211             --
Paid-in capital ......................................       797,773        752,981
Accumulated deficit ..................................    (2,443,174)    (3,571,049)
                                                         -----------    -----------
                                                          (1,642,774)    (2,816,319)
Accumulated other comprehensive income ...............         3,765        286,440
                                                         -----------    -----------
Total stockholders' deficiency .......................    (1,639,009)    (2,529,879)
                                                         -----------    -----------
                                                         $ 9,605,856    $ 8,273,290
                                                         ===========    ===========

                            See accompanying notes to
                  condensed consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2001 and 2000
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                 2001           2000
                                                                 ----           ----
Revenues, net (including retail electronics sales of
   $150,863 and $136,656) ................................   $ 1,049,536    $ 1,048,224
                                                             -----------    -----------
Operating expenses:
   Technical and operating ...............................       448,920        440,028
   Retail electronics cost of sales ......................       121,129        112,453
   Selling, general and administrative ...................       287,798        202,660
   Depreciation and amortization .........................       247,946        233,352
                                                             -----------    -----------
                                                               1,105,793        988,493
                                                             -----------    -----------

         Operating income (loss) .........................       (56,257)        59,731
                                                             -----------    -----------

Other income (expense):
   Interest expense ......................................      (137,384)      (132,079)
   Interest income .......................................         2,934          1,301
   Equity in net loss of affiliates ......................        (5,001)        (2,316)
   Gain on sale of cable assets, net .....................     1,433,492             --
   Write off of deferred financing costs .................        (6,380)            --
   Gain on investments, net ..............................       214,579             --
   Minority interests ....................................       (27,747)       (41,395)
   Miscellaneous, net ....................................        (4,116)          (737)
                                                             -----------    -----------
                                                               1,470,377       (175,226)
                                                             -----------    -----------

Income (loss) before income taxes ........................     1,414,120       (115,495)
   Income tax expense ....................................      (286,245)            --
                                                             -----------    -----------

Net income (loss) ........................................   $ 1,127,875    $  (115,495)
                                                             ===========    ===========

Basic net income (loss) per common share .................   $      6.37    $     (0.67)
                                                             ===========    ===========

Diluted net income (loss) per common share ...............   $      4.97    $     (0.67)
                                                             ===========    ===========

Average number of common shares outstanding (in thousands)       176,989        173,351
                                                             ===========    ===========

                            See accompanying notes to
                  condensed consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2001 and 2000
                             (Dollars in thousands)
                                   (Unaudited)

                                                                       2001          2000
                                                                       ----          ----
Cash flows from operating activities:
   Net income (loss) ...........................................   $ 1,127,875    $  (115,495)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
       Depreciation and amortization ...........................       247,946        233,352
       Equity in net loss of affiliates ........................         5,001          2,316
       Minority interests ......................................       (15,882)        41,391
       Gain on sale of cable assets, net .......................    (1,433,492)            --
       Gain on investments, net ................................      (214,579)            --
       Write off of deferred financing costs ...................         6,380             --
       Amortization of deferred financing and debenture discount         2,281          2,564
       Loss (gain) on sale of equipment ........................           681            (50)
       Changes in assets and liabilities, net of effects
         of acquisitions and dispositions ......................        53,819       (168,752)
                                                                   -----------    -----------
       Net cash used in operating activities ...................      (219,970)        (4,674)
                                                                   -----------    -----------

Cash flows from investing activities:
   Payments for acquisitions, net of cash acquired .............            --       (106,183)
   Net proceeds from sale of cable assets ......................       293,153             --
   Capital expenditures ........................................      (330,820)      (203,348)
   Proceeds from sale of equipment .............................           302             84
   Increase in investment securities and other investments .....       (14,807)            --
   Additions to intangible assets ..............................          (303)           (94)
   (Increase) decrease in investments in affiliates, net .......         8,284        (19,043)
                                                                   -----------    -----------
        Net cash used in investing activities ..................       (44,191)      (328,584)
                                                                   -----------    -----------

Cash flows from financing activities:
   Proceeds from bank debt .....................................       817,474        891,800
   Repayment of bank debt ......................................    (2,139,570)      (556,153)
   Issuance of senior notes ....................................       996,790             --
   Issuance of common stock ....................................         5,280          4,443
   Net proceeds from collateralized indebtedness ...............       673,635             --
   Payments on capital lease obligations and other debt ........       (10,032)        (9,236)
   Additions to deferred financing and other costs .............       (19,367)        (8,920)
                                                                   -----------    -----------
        Net cash provided by financing activities ..............       324,210        321,934
                                                                   -----------    -----------

Net increase (decrease) in cash and cash equivalents ...........        60,049        (11,324)

Cash and cash equivalents at beginning of year .................        37,940         62,665
                                                                   -----------    -----------

Cash and cash equivalents at end of period .....................   $    97,989    $    51,341
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

Note 2. Responsibility for Interim Financial Statements

The financial statements as of and for the three months ended March 31, 2001 and 2000 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's and CSC Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000.

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2001.

Note 3. Reclassifications

Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

Note 4. Income (loss) Per Share

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

Per share results for Rainbow Media Group ("RMG") and Cablevision NY Group ("CNYG") are not presented for the three months ended March 31, 2001 as the results for the period these shares were outstanding are insignificant. The RMG tracking stock was distributed to shareholders on March 29, 2001.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                  (Unaudited)
                                  (continued)

Note 5. Cash Flows

For purposes of the condensed consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The Company paid cash interest expense of approximately $156,790 and $140,580 for the three months ended March 31, 2001 and 2000, respectively, and paid income taxes of approximately $20,809 for the three months ended March 31, 2001. The Company's noncash financing activities for the three months ended March 31, 2001 and 2000 included capital lease obligations of $1,525 and $21,077, respectively, incurred when the Company entered into leases for new equipment and the receipt of marketable securities, valued at $893,500, in connection with the sale of cable assets in 2001.

Note 6. Tracking Stock

In March 2001, the Company amended and restated its Certificate of Incorporation to increase the number of authorized shares of Preferred Stock from 10 million to 50 million and to increase the number of authorized shares of common stock from 560 million to 1.88 billion of which:

            o     800 million are designated CNYG Class A common stock,
            o     320 million are designated CNYG Class B common stock,
            o     600 million are designated RMG Class A tracking stock, and
            o     160 million are designated RMG Class B tracking stock.

In March 2001, the Company amended the employee stock plan to reflect the redesignation of the Company's Class A common stock as CNYG Class A common stock, and reflect the distribution of RMG Class A tracking stock. In addition, the number of shares available for issuance under the employee stock plan was increased by 19,200,000, any or all of which may be CNYG common stock or RMG tracking stock.

On March 29, 2001, the Company distributed a new series of common stock called RMG tracking stock. The new series is designed to track the economic performance of the businesses and interests of RMG, which are currently part, but not all, of the Company's Rainbow Media Holdings, Inc. ("Rainbow Holdings") subsidiary. The tracking stock was distributed to holders of the Company's common stock at a ratio of one share of RMG for every two shares of the Company's common stock held. The Company's existing common stock was redesignated as CNYG common stock.

In connection with the distribution of the RMG tracking stock, NBC-Rainbow Holding, Inc. ("NBC") was given the right to exchange its 26% interest in Rainbow Holdings equity securities over a period of up to 9 years for a 34% interest in RMG tracking stock, based on the number of shares of RMG tracking stock outstanding on the date of the tracking stock distribution.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                  (Unaudited)
                                  (continued)

Note 7. Transaction

In January 2001, CSC Holdings, Inc. ("CSC Holdings") completed the sale of its cable systems in Boston and eastern Massachusetts to AT&T Corporation ("AT&T") in exchange for AT&T's cable systems in certain northern New York suburbs, 44,260,932 shares of AT&T stock, valued at approximately $893,500 at closing, and approximately $293,200 in cash. The Company recognized a gain of approximately $1,445,000.

The acquisition of the cable systems from AT&T was accounted for as a purchase with the operations of the acquired systems being consolidated with those of the Company as of the acquisition date. The purchase price will be allocated to the specific assets acquired when an independent appraisal is obtained.

The Company classified the shares of AT&T common stock as trading securities and for the three months ended March 31, 2001 recorded a gain on investments of $49,240 as a result of the increase in the fair value of such securities.

Note 8. Debt

In March 2001, CSC Holdings issued $1,000,000 face amount of 7-5/8% senior notes due 2011. The notes were issued at a discount of $3,210. The net proceeds were used to reduce bank debt outstanding. The notes are not redeemable by CSC Holdings prior to maturity.

Note 9. Income Taxes

Income tax expense for the three months ended March 31, 2001 of $286,245 differs from the statutory rate principally due to the utilization of net operating loss carry forwards.

Note 10. Derivatives

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, ("SFAS 133"). The statement requires that all derivative financial instruments, such as interest rate swap contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized as a component of comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

To manage interest rate risk, the Company has from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or convert fixed rate borrowings to variable rate to provide an economic hedge against the risk of higher borrowing costs in a declining interest rate environment. As of March 31, 2001, the Company had interest rate swap agreements to pay

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                  (Unaudited)
                                  (continued)

floating rates of interest with a total notional value of $250,000. The swap agreements had a fair value of approximately $5,178 at March 31, 2001 and are reflected in the accompanying balance sheets. These agreements have not been designated as hedges for accounting purposes. As a result, the increase in the fair value of the swap agreements for the three months ended March 31, 2001 of approximately $3,198 is reflected in other income (expense): miscellaneous in the accompanying consolidated statements of operations.

The Company has also entered into various transactions to provide an economic hedge against equity price risk on certain of its stock holdings. As of March 31, 2001, the Company had monetized all of its stock holdings in Charter Communications Inc. ("Charter") and Adelphia Communications Corporation ("Adelphia") through the execution of prepaid forward contracts, collateralized by an equivalent amount of the respective underlying stock. Such contracts set a floor and ceiling on the Company's participation in changes in the underlying stock prices, thus eliminating downside exposure to market risk while providing for upside appreciation potential to the respective ceiling price. At maturity, the contracts provide for the option to deliver cash or shares of Charter or Adelphia stock (as the case may be), with a value determined by reference to the applicable stock price at maturity. The Company received proceeds of $673,635, net of prepaid interest of $32,267, upon execution of these contracts. Such contracts have not been designated as hedges for accounting purposes. Therefore, the fair values of the forward contracts have been reflected in the accompanying consolidated balance sheets and the net decrease in the fair value of the equity derivative component of the prepaid forward contracts of $4,163 is included in other income (expense): miscellaneous in the accompanying consolidated statements of operations. With the adoption of SFAS 133, the shares of Charter and Adelphia common stock were reclassified from securities available-for-sale to trading securities. As a result, the Company recorded a gain on investments of $286,440 representing the accumulated unrealized gains as of January 1, 2001. For the three months ended March 31, 2001, the Company recorded a loss on investments of $120,848 representing the decrease in the fair value of such securities for the period.

Note 11. At Home

As of March 31, 2001 and 2000, deferred revenue derived from the receipt of At Home warrants, net of amortization taken, amounted to approximately $82,769 and $146,419, respectively. For the three months ended March 31, 2001 and 2000, the Company recognized approximately $18,705 and $15,000, respectively, of this deferred revenue.

In April 2001, Excite@Home announced it had decided to terminate its relationship with the Company and that it would seek to recover the At Home warrants previously issued to the Company. On April 25, 2001, At Home Corporation ("At Home") commenced a lawsuit in the Court of Chancery of the State of Delaware alleging that Cablevision had breached its obligations under certain agreements with At Home. The suit seeks a variety of remedies including: recision of the agreements between At Home and Cablevision and cancellation of all warrants currently held by Cablevision, damages, and/or an order prohibiting Cablevision from continuing to offer its Optimum Online service and requiring it to convert its Optimum Online customers to the Optimum@Home service and to roll out the Optimum@Home service. Cablevision intends to vigorously contest this lawsuit. Cablevision currently holds warrants to purchase 20,462,596 shares of At Home common stock, exercisable at a price of $0.25 per share.

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

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                     2001               2000
                                                     ----               ----
Revenues

Telecommunication Services ...............       $   542,987        $   567,068
Rainbow Media Group ......................           136,142            110,460
MSG ......................................           216,899            224,298
Retail Electronics .......................           150,863            136,656
All Other ................................            44,047             46,363
Intersegment Eliminations ................           (41,402)           (36,621)
                                                 -----------        -----------
         Total ...........................       $ 1,049,536        $ 1,048,224
                                                 ===========        ===========

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                     2001               2000
                                                     ----               ----
Adjusted Operating Cash Flow

Telecommunication Services ...............       $   214,561        $   238,666
Rainbow Media Group ......................            26,087             31,685
MSG ......................................            15,368             23,016
Retail Electronics .......................           (17,392)           (17,888)
All Other ................................           (25,055)           (20,960)
                                                 -----------        -----------
         Total ...........................       $   213,569        $   254,519
                                                 ===========        ===========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                  (Unaudited)
                                  (continued)

A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2001           2000
                                                         ----           ----
Revenue

Total revenue for reportable segments ............   $ 1,046,891    $ 1,038,482
Other revenue and intersegment eliminations ......         2,645          9,742
                                                     -----------    -----------
  Total consolidated revenue .....................   $ 1,049,536    $ 1,048,224
                                                     ===========    ===========

Adjusted Operating Cash Flow to Net Loss

Total adjusted operating cash flow for
  reportable segments ............................   $   238,624    $   275,479
Other adjusted operating cash flow deficit .......       (25,055)       (20,960)
Items excluded from adjusted operating cash flow:
  Depreciation and amortization ..................      (247,946)      (233,352)
  Incentive stock plan income (expense) ..........       (21,880)        41,124
  Year 2000 remediation costs ....................            --         (2,560)
  Interest expense ...............................      (137,384)      (132,079)
  Interest income ................................         2,934          1,301
  Equity in net loss of affiliates ...............        (5,001)        (2,316)
  Gain on sale of cable assets, net ..............     1,433,492             --
  Write off of deferred financing costs ..........        (6,380)            --
  Gain on investments, net .......................       214,579             --
  Minority interests .............................       (27,747)       (41,395)
  Miscellaneous, net .............................        (4,116)          (737)
                                                     -----------    -----------
        Income (loss) before income tax expense ..   $ 1,414,120    $  (115,495)
                                                     ===========    ===========

Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States.

The Company does not have a single external customer which represents 10 percent or more of its consolidated revenues.

Note 13. Comprehensive Income

Other comprehensive income for the three months ended March 31, 2001 of $3,765 represents unrealized net gains on available-for-sale securities.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                  (Unaudited)
                                  (continued)

Note 14. Subsequent Events

In April 2001, Metro-Goldwyn-Mayer Inc. ("MGM") acquired a 20% interest in certain programming businesses of Rainbow Holdings for $825,000 in cash. The Company expects to record a gain in connection with this transaction.

In April 2001, American Movie Classics Company, a subsidiary of the Company, repaid the balance outstanding under its credit facility of $365,000 with the proceeds from the MGM transaction discussed above.

Rainbow Holdings holds a 50% interest in R/L DBS Company LLC ("R/L DBS"), a joint venture with Loral Space and Communications, Ltd. ("Loral"). R/L DBS holds certain frequencies granted by the FCC for the operation of a direct broadcast satellite business.

In December 2000, the FCC granted an extension to R/L DBS' construction permit relating to the DBS frequencies held by R/L DBS. The extension requires the launch of a satellite and commencement of service offerings by not later than December 29, 2003, with specified six month interim construction milestones, non-compliance with which will result in the forfeiture of the construction permit. R/L DBS has selected a satellite manufacturer for the construction of a satellite scheduled to be delivered in May 2003.
R/L DBS plans to make payments to the manufacturer in the quarter ending
June 30, 2001 aggregating approximately $35,000. Cablevision continues to evaluate the scope of its pursuit of a direct broadcast satellite business, including exploring opportunities for strategic partnerships for R/L DBS. The contract with the manufacturer will permit R/L DBS to terminate at its option at any time and receive a refund of a portion of amounts paid through the date of such termination.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains or incorporates by reference statements that constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward looking statements as a result of various factors. Factors that may cause such differences to occur include but are not limited to:

(i)    the level of the Company's revenues;
(ii)   subscriber demand, the cost of programming and industry conditions;
(iii)  the regulatory environment in which the Company operates;
(iv)   general economic conditions in the areas in which we operate;
(v)    demand for advertising time and space;
(vi) the level of capital expenditures and whether expenses of the Company increase as expected;
(vii)  pending and future acquisitions and dispositions of assets;
(viii) market demand for new services;
(ix) whether any pending uncompleted transactions are completed on the terms and at the times set forth (if at all);
(x) competition from existing competitors and new competitors entering the Company's franchise areas;
(xi) other risks and uncertainties inherent in the cable television business, the programming and entertainment businesses and the Company's other businesses;
(xii) financial community and rating agency perceptions of the Company's business, operations, financial condition and the industry in which it operates; and
(xiii) the factors described in Cablevision Systems Corporation's Proxy Statement dated October 10, 2000, as supplemented ("Proxy"), including the section entitled "Risk Factors" contained therein.

The Company disclaims any obligation to update or revise the forward-looking statements contained or incorporated by reference herein.

Recent Transactions

2001 Transaction. In January 2001, CSC Holdings, Inc. ("CSC Holdings") completed the sale of its cable television systems in Boston and eastern Massachusetts to AT&T Corporation ("AT&T") in exchange for cable television systems of AT&T in certain northern New York suburbs and for AT&T common stock and cash.

2000 Acquisitions. In August 2000, Rainbow Media Holdings, Inc. ("Rainbow Holdings") purchased the remaining interests in News 12 New Jersey LLC that it did not already own from the Newark Morning Ledger Co. In May 2000, Rainbow Holdings acquired the 50% interest in MuchMusic USA held by Chum, Ltd., increasing Rainbow Holdings' ownership to 100%. In January 2000, Regional Programming Partners ("RPP"), a company 60% owned by Rainbow

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Holdings, acquired the 70% interest in SportsChannel Florida Associates held by Front Row Communications, Inc., increasing RPP's ownership to 100%.

2000 Dispositions. In September 2000, CSC Holdings completed the sale of its cable television system serving Kalamazoo, Michigan and in November 2000, CSC Holdings completed the sale of cable television systems in the greater Cleveland, Ohio metropolitan area.

The above transactions, completed in 2001 and 2000, are collectively referred to as the "Transactions."

Results of Operations

The following table sets forth on an unaudited historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA

                                                      Three Months Ended March 31,
                                           -------------------------------------------------
                                                     2001                     2000
                                           ----------------------  -------------------------    (Increase)
                                                         % of Net                   % of Net     Decrease
                                              Amount     Revenues     Amount        Revenues   in Net loss
                                              ------     --------     ------        --------   -----------
                                                                (Dollars in thousands)
Revenues, net ..........................   $ 1,049,536     100%    $ 1,048,224         100%    $     1,312

Operating expenses:
   Technical and operating .............       448,920      43         440,028          42          (8,892)
   Retail electronics cost of sales ....       121,129      12         112,453          11          (8,676)
   Selling, general & administrative ...       287,798      27         202,660          19         (85,138)
   Depreciation and amortization .......       247,946      24         233,352          22         (14,594)
                                           -----------             -----------                 -----------
Operating income (loss): ...............       (56,257)     (5)         59,731           6        (115,988)
Other income (expense):
   Interest expense, net ...............      (134,450)    (13)       (130,778)        (13)         (3,672)
   Equity in net loss of affiliates ....        (5,001)     (1)         (2,316)         --          (2,685)
   Gain on sale of cable assets, net ...     1,433,492     137              --          --       1,433,492
   Gain on investments, net ............       214,579      20              --          --         214,579
   Write off of deferred financing costs        (6,380)     (1)             --          --          (6,380)
   Minority interests ..................       (27,747)     (3)        (41,395)         (4)         13,648
   Miscellaneous, net ..................        (4,116)     --            (737)         --          (3,379)
                                           -----------             -----------                 -----------
Income (loss) before income taxes ......     1,414,120     135        (115,495)        (11)      1,529,615
   Income tax expense ..................      (286,245)    (27)             --          --        (286,245)
                                           -----------             -----------                 -----------
Net income (loss) ......................   $ 1,127,875     108%    $  (115,495)        (11)%   $ 1,243,370
                                           ===========             ===========                 ===========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Comparison of Three Months Ended March 31, 2001 Versus Three Months Ended March 31, 2000.

Consolidated Results

Revenues for the three months ended March 31, 2001 increased $1.3 million as compared to revenues for the same period in the prior year. The net increase consists of increases of approximately $35.8 million (4%) from other revenue sources, primarily higher revenue derived from the developing modem and telephone businesses and retail electronics sales; approximately $15.1 million (1%) resulted from higher revenue per subscriber; approximately $13.0 million (1%) was attributable to increased revenues in Rainbow Holdings' programming services; and approximately $7.7 million (1%) was attributable to internal growth of 54,095 in the average number of cable television subscribers during the period. Offsetting these increases was a decrease of approximately $70.3 million (7%) attributable to the Transactions.

Technical and operating expenses for the three months ended March 31, 2001 increased $8.9 million (2%) compared to the same period in 2000. A $38.3 million (9%) increase was attributable to increased costs directly associated with the growth in revenues and subscribers discussed above, and was partially offset by a decrease of $29.4 million (7%) attributable to the Transactions. As a percentage of revenues, technical and operating expenses increased 1% during the 2001 period as compared to the 2000 period.

Retail electronics cost of sales for the three months ended March 31, 2001 amounted to approximately $121.1 million (80% of retail electronics sales) compared to approximately $112.5 million (82% of retail electronics sales) for the three months ended March 31, 2000. Cost of sales includes the cost of merchandise sold, including freight costs incurred and certain occupancy and buying costs, for the Company's retail electronics segment.

Selling, general and administrative expenses increased $85.1 million (42%) for the three months ended March 31, 2001 over the comparable period in 2000. Approximately $59.6 million (29%) of the increase was due to expenses related to an incentive stock plan. Approximately $36.5 million (18%) resulted from additional customer service, sales and marketing and administrative costs. These increases were partially offset by a decrease of approximately $8.7 million (4%) attributable to the Transactions and a decrease of $2.3 million (1%) due to lower Year 2000 remediation costs. As a percentage of revenues, selling, general and administrative expenses increased 8% in the 2001 period compared to the 2000 period. Excluding the effects of the incentive stock plan and the Year 2000 remediation costs, as a percentage of revenues such costs increased 2%.

Operating profit before depreciation and amortization decreased $101.4 million (35%) to $191.7 million for the three months ended March 31, 2001 from $293.1 million for the comparable period in 2000. Approximately $59.6 million (20%) of the decrease resulted from the adjustment related to an incentive stock plan and approximately $41.8 million (15%) resulted from the combined effect of the revenue and expense changes discussed above. Operating profit before depreciation and amortization is presented here to provide additional information about the

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income
(loss) and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

Depreciation and amortization expense increased $14.6 million (6%) for the three months ended March 31, 2001 as compared to the same period in 2000. Approximately $23.7 million (10%) was due primarily to depreciation of new plant assets, partially offset by a decrease of $9.1 million (4%) resulting from the Transactions.

Net interest expense increased $3.7 million (3%) for the three months ended March 31, 2001 compared to the same period in 2000. The net increase is attributable primarily to generally higher interest rates.

Equity in net loss of affiliates increased to $5.0 million for the three months ended March 31, 2001 from $2.3 million for the same 2000 period. Such amounts consist of the Company's share of the net losses of certain businesses in which the Company has varying minority ownership interests.

Gain on sale of cable assets, net for the three months ended March 31, 2001 consists primarily of the gain recognized on the disposition of the Company's cable television systems in Massachusetts.

Write off of deferred financing costs of $6.4 million in 2001 consists principally of costs written off in connection with the termination of a credit agreement.

Gain on investments, net for the three months ended March 31, 2001 consists of a gain of approximately $286.4 million recognized in connection with the reclassification of the Company's shares of Charter Communications, Inc. ("Charter") and Adelphia Communications Corporation ("Adelphia") common stock from securities available-for-sale to trading securities upon the adoption of SFAS 133 on January 1, 2001. In addition, the Company recorded a gain on investments of $49.2 million as a result of the increase in the fair value of the Company's shares of AT&T Corporation common stock, partially offset by a loss of $120.8 million as a result of the decrease in the fair value of the Charter and Adelphia common stock for the three months ended March 31, 2001 and a $0.3 million loss for an other than temporary decline in the fair value of certain securities available-for-sale.

Minority interests for the three months ended March 31, 2001 and 2000 include CSC Holdings' preferred stock dividend requirements, Fox Sports Networks, LLC's 40% share of the net income (loss) of RPP and NBC-Rainbow Holding, Inc.'s 26% share of the net loss of Rainbow Holdings.

Income tax expense for the three months ended March 31, 2001 of $286.2 million resulted principally from the gain recognized in connection with the sale of cable television systems in Massachusetts and the gain on investments discussed above.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Business Segments Results

The Company classifies its business interests into four fundamental areas:
Telecommunication Services, consisting principally of its cable television, telephone and modem services operations; Rainbow Media Group, consisting principally of interests in national and regional cable television programming networks; Madison Square Garden, which owns and operates professional sports teams, regional cable television networks, live productions and entertainment venues; and Retail Electronics, which represents the operations of Cablevision Electronics Investments, Inc.'s retail electronics stores. The Company allocates certain costs to each segment based upon their proportionate estimated usage of services. The financial information for the segments does not include inter-segment eliminations.

Telecommunication Services

The table below sets forth, for the periods presented, certain unaudited historical financial information and the percentage that those items bear to revenues for the Company's telecommunication services segment.

                                                       Three Months Ended March 31,
                                               --------------------------------------------
                                                       2001                   2000
                                               ---------------------  ---------------------
                                                            % of Net               % of Net
                                                Amount      Revenues   Amount      Revenues
                                                ------      --------   ------      --------
                                                          (dollars in thousands)
Revenues, net ..............................   $542,987        100%   $567,068        100%
Technical and operating expenses ...........    224,044         41     230,809         41
Selling, general and administrative expenses    115,851         21      81,248         14
Depreciation and amortization ..............    170,652         31     158,989         28
                                               --------               --------
     Operating income ......................   $ 32,440          6%   $ 96,022         17%
                                               ========               ========

Revenues for the three months ended March 31, 2001 decreased $24.1 million (4%) as compared to revenues for the same period in the prior year. Approximately $72.8 million (13%) of the decrease resulted from the Transactions. Partially offsetting this decrease were increases of approximately $25.9 million (5%) attributable to revenues from the Company's developing modem business (averaging 211,000 increased modem customers), the developing telephone business and deferred revenue recognized in connection with warrants previously received from At Home; approximately $15.1 million (3%) resulted from higher revenue per subscriber and approximately $7.7 million (1%) was attributable to the internal growth of 54,095 in the average number of subscribers during the period.

Technical and operating expenses for the three months ended March 31, 2001 decreased $6.8 million (3%) over the same period in 2000. Approximately $30.4 million (13%) of the decrease was attributable to the Transactions and was partially offset by increased costs of approximately $23.6 million (10%) directly associated with the growth in revenues and subscribers

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

discussed above. As a percentage of revenues, operating expenses remained relatively constant during the 2001 period as compared to the 2000 period.

Selling, general and administrative expenses increased $34.6 million (43%) for the three months ended March 31, 2001 as compared to the same period in 2000. This increase consisted of an increase of approximately $25.5 million (31%) directly attributable to expenses relating to an incentive stock plan, and increases in various other costs aggregating $20.8 million (26%), primarily attributable to the Company's developing modem business. Partially offsetting these increases were decreases of approximately $10.9 million (13%) resulting from the Transactions and $0.8 million (1%) due to lower Year 2000 remediation costs. As a percentage of revenues, selling, general and administrative expenses increased 7% in the 2001 period compared to the 2000 period. Excluding the effects of the incentive stock plan and the Year 2000 remediation costs, such costs increased 2% as a percentage of revenues.

Depreciation and amortization expense increased $11.7 million (7%) for the three months ended March 31, 2001 over the comparable 2000 period. The increase resulted primarily from depreciation on new plant assets.

Rainbow Media Group

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for Rainbow Media Group.

                                                  Three Months Ended March 31,
                                               -----------------------------------
                                                     2001              2000
                                               -----------------  ----------------
                                                        % of Net          % of Net
                                                Amount  Revenues  Amount  Revenues
                                                ------  --------  ------  --------
                                                     (dollars in thousands)
Revenues, net ..............................   $136,142   100%   $110,460   100%
Technical and operating expenses ...........     55,667    41      42,775    39
Selling, general and administrative expenses     56,589    42      32,895    30
Depreciation and amortization ..............      9,996     7       9,720     9
                                               --------          --------
     Operating income ......................   $ 13,890    10%   $ 25,070    23%
                                               ========          ========

Revenues for the three months ended March 31, 2001 increased $25.7 million (23%) as compared to revenues for the same period in the prior year. Approximately $16.0 million (14%) of the increase was attributable to growth in programming network subscribers and rate increases and approximately $8.7 million (8%) resulted from increases in advertising revenue. The remaining $1.0 million (1%) increase was the net result of the Transactions and changes in other revenue sources.

Technical and operating expenses for the three months ended March 31, 2001 increased $12.9 million (30%) over the comparable 2000 period. Approximately $8.8 million (20%) of the

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

increase was primarily due to increases in those costs directly associated with the growth in revenues discussed above, including increases in certain content fees, and the remaining $4.1 million (10%) increase was due to higher film production costs in certain developing film production activities. As a percentage of revenues, technical and operating expenses increased 2% during the 2001 period as compared to the 2000 period.

Selling, general and administrative expenses increased $23.7 million (72%) for the three months ended March 31, 2001 as compared to the same period in 2000. The increase resulted from increases in sales, marketing, advertising and other general cost increases of $12.3 million (37%) primarily attributable to expenses incurred in RMG's developing programming businesses; an increase of $6.0 million (19%) as the net result of the Transactions; and an increase of $5.4 million (16%) attributable to an incentive stock plan. As a percentage of revenues, selling, general and administrative expenses increased 12% during the 2001 period as compared to the 2000 period. Excluding the effects of the incentive stock plan and Year 2000 remediation costs, such costs as a percentage of revenues increased 7%.

Depreciation and amortization expense increased $0.3 million (3%) for the three months ended March 31, 2001 over the comparable period in 2000 primarily due to the net effect of the Transactions.

Madison Square Garden

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for Madison Square Garden.

                                                  Three Months Ended March 31,
                                               -----------------------------------
                                                     2001              2000
                                               -----------------  ----------------
                                                        % of Net          % of Net
                                                Amount  Revenues  Amount  Revenues
                                                ------  --------  ------  --------
                                                     (dollars in thousands)
Revenues, net ..............................   $216,899   100%   $224,298   100%
Technical and operating expenses ...........    164,826    76     171,457    76
Selling, general and administrative expenses     44,010    20      23,803    11
Depreciation and amortization ..............     23,850    11      28,361    13
                                               --------          --------
     Operating income (loss) ...............   $(15,787)   (7)%  $    677    --
                                               ========          ========

Revenues for the three months ended March 31, 2001 decreased $7.4 million (3%) as compared to revenues for the same period in the prior year. This decline was primarily attributable to a fewer number of concerts and other special events at Madison Square Garden, Radio City Music Hall and the Hartford Civic Center.

Technical and operating expenses decreased $6.6 million (4%) for the three months ended March 31, 2001 over the same 2000 period due primarily to decreased costs directly associated with

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

the decline in the number of concerts and events discussed above. Partially offsetting these decreases was the absence of amortization of certain purchase accounting liabilities in 2000, as well as higher contractual rights for the MSG Networks.

Selling, general and administrative expenses increased $20.2 million (85%) for the three months ended March 31, 2001 as compared to the 2000 level. Approximately $13.3 million (56%) of the increase resulted from an increase in the allocation of its proportionate share of expenses related to Cablevision's incentive stock plan. The remaining increase was primarily associated with higher legal and professional fees associated with the Yankee litigation, as well as general cost increases.

Depreciation and amortization expense decreased $4.5 million (16%) for the three months ended March 31, 2001 as compared to the comparable 2000 period due primarily to lower amortization expense as certain intangibles assets have been completely amortized.

Retail Electronics

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's retail electronics segment, Cablevision Electronics Investments, Inc. ("Cablevision Electronics").

                                                  Three Months Ended March 31,
                                               -----------------------------------
                                                     2001              2000
                                               -----------------  ----------------
                                                        % of Net          % of Net
                                                Amount  Revenues  Amount  Revenues
                                                ------  --------  ------  --------
                                                     (dollars in thousands)
Revenues, net ..............................   $150,863   100%   $136,656   100%
Cost of sales ..............................    121,129    80     112,453    82
Selling, general and administrative expenses     47,368    31      41,521    30
Depreciation ...............................      7,452     5       3,761     3
                                               --------          --------
     Operating loss ........................   $(25,086)  (17)%  $(21,079)  (15)%
                                               ========          ========

Revenues for the three months ended March 31, 2001 increased $14.2 million (10%) to approximately $150.9 million compared to revenues of approximately $136.7 million for the three months ended March 31, 2000. Comparable store sales accounted for $17.7 million (13%) of the increase while new and relocated stores contributed $3.3 million (2%) to the increase. These increases were partially offset by a decrease of $6.8 million (5%) in cable modem sales made to the telecommunications segment.

Cost of sales for the three months ended March 31, 2001 amounted to approximately $121.1 million (80% of revenues) compared to costs of sales of $112.5 million (82% of revenues) for the three months ended March 31, 2000. Such costs include the cost of merchandise sold, including freight costs incurred as well as certain occupancy and buying costs. The decrease in cost of sales, as a percentage of revenues, is primarily attributable to changes in the sales mix.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses amounted to approximately $47.4 million (31% of revenues) for the three months ended March 31, 2001 and $41.5 million (30% of revenues) for the three months ended March 31, 2000. The increase of $5.9 million (14%) was primarily attributable to increased salaries and commissions, advertising costs and other selling expenses. Selling, general and administrative expenses consist of retail store expenses (excluding certain store occupancy costs), the salaries and commissions of store personnel, the costs of advertising, operating the distribution center and corporate support functions other than buying.

Depreciation expense amounted to approximately $7.5 million (5% of revenues) for the three months ended March 31, 2001 and $3.8 million (3% of revenues) for the three months ended March 31, 2000. The increase of $3.7 million resulted primarily from depreciation of new fixed assets and increased depreciation of certain software costs. Depreciation expense includes the depreciation of all property and equipment in service.

Liquidity and Capital Resources

Cablevision Systems Corporation ("Cablevision" or the "Company") does not have any operations independent of its subsidiaries. In addition, Cablevision has no borrowings and does not have any securities outstanding other than its Cablevision NY Group Class A and Cablevision NY Group Class B common stock and the Rainbow Media Group Class A common stock and Rainbow Media Group Class B common stock. The Company does not intend to pay any dividends on any of its common stock in the foreseeable future. Accordingly, Cablevision does not currently have cash needs independent of the needs of its subsidiaries.

Cablevision intends to maintain, wherever possible, separate financial arrangements for the Cablevision NY Group and the Rainbow Media Group ("RMG"). The Cablevision NY Group ("CNYG"), which consists primarily of the Company's cable television, telephony, and cable modem operations, its retail electronics and theater operations, and the New York metropolitan area programming and entertainment assets owned by Rainbow Holdings but not included as part of RMG, including its interest in Madison Square Garden (referred to as the "Rainbow NY Group"), is currently funded primarily through separate financial arrangements made available to the Company's traditional "Restricted Group" subsidiaries, to Madison Square Garden, and to Cablevision Electronics, as described in more detail below. RMG is currently funded through a credit facility made available to American Movie Classics, also described in more detail below.

2002 Capital Expenditures Outlook

The Company anticipates its capital expenditures in 2002 will be between $1.5 billion to $1.7 billion for the Company's cable and other telecommunications operations, including investments for the Company's continued cable network rebuild, digital settop boxes, related digital equipment and services as well as consumer and commercial cable modem services. The 2002 capital expenditures are forecast to be higher than the 2001 expenditures primarily because of the acceleration of the rebuild of the cable network (expected to be 97% upgraded to 750 MHZ by the end of 2002); the anticipated rollout of the digital boxes; the completion of a digital headend in Parsippany, New Jersey; and other investments required to support the digital network.

The forecast capital expenditures for 2002, and the Company's previously announced capital expenditure estimates for 2001, do not include any capital expenditures for the Company's direct broadcast satellite business. Depending on the scope of the Company's pursuit of a direct broadcast satellite business, significant additional funding may be required.

The following table presents selected historical results of operations and other financial information related to the captioned groups or entities as of and for the three months ended March 31, 2001. For purposes of this discussion, the Company's borrowing structure is segregated between those facilities attributed to CNYG and RMG.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

                                          Three Months Ended March 31, 2001
                                   ------------------------------------------------
                                                             Interest      Capital
                                   Revenues       AOCF*       Expense   Expenditures
                                   --------       -----       -------   ------------
                                                (dollars in thousands)
Cablevision NY Group:
  Restricted Group .............   $ 494,586    $ 231,306    $ 120,699    $ 227,796
  New Media ....................      48,401      (16,745)          --       81,260
  Rainbow NY Group .............     242,309         (487)       6,731        7,827
  Retail Electronics ...........     150,863      (17,392)       3,694        5,584
  Other (including eliminations)     (18,017)      (9,200)      (6,939)       6,562
                                   ---------    ---------    ---------    ---------
     Cablevision NY Group ......   $ 918,142    $ 187,482    $ 124,185    $ 329,029
                                   =========    =========    =========    =========

Rainbow Media Group ............   $ 136,142    $  26,087    $  13,199    $   1,791
                                   =========    =========    =========    =========

----------
* Defined as operating income (loss) before depreciation and amortization and excluding incentive stock plan expense of $19,679 and $2,201 for CNYG and RMG, respectively.

Liquidity and Capital Resources - Cablevision NY Group

Funding for CNYG's ongoing capital investment and operational requirements is generally provided through separate financial arrangements made available to the Restricted Group, Madison Square Garden and Cablevision Electronics. Debt and redeemable preferred stock of CSC Holdings attributable to CNYG, as of March 31, 2001, are outlined in the table below.

                                             Restricted     Other
                                                Group      Entities      Total
                                                -----      --------      -----
                                                    (dollars in thousands)
Senior Debt:
  Restricted Group senior debt ...........   $1,314,028   $       --   $1,314,028
  MSG senior debt ........................           --      334,047      334,047
  Retail Electronics senior debt .........           --      118,227      118,227
  Other senior debt and capital leases ...           --       14,328       14,328
  Senior notes and debentures ............    3,690,149           --    3,690,149
Subordinated notes and debentures ........    1,050,560           --    1,050,560
                                             ----------   ----------   ----------
Total debt ...............................    6,054,737      466,602    6,521,339
Redeemable preferred stock of CSC Holdings    1,544,294           --    1,544,294
                                             ----------   ----------   ----------
Total debt and redeemable preferred stock    $7,599,031   $  466,602   $8,065,633
                                             ==========   ==========   ==========

Restricted Group

CNYG's Restricted Group currently consists of the cable operations in and around the greater New York City metropolitan area of CSC Holdings and certain subsidiaries, as well as the commercial telephone operations of Cablevision Lightpath, Inc. on Long Island, New York. At March 31, 2001, the Restricted Group encompassed approximately 2,969,000 cable television subscribers.

In January 2001, the sale of CSC Holdings' Massachusetts cable properties to AT&T was completed in exchange for approximately 44.3 million shares of

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

AT&T Class A common stock, approximately $293.2 million in cash, and cable systems in certain New York suburbs serving approximately 130,000 subscribers at December 31, 2000. The cash proceeds received were utilized to repay outstanding bank debt under CSC Holdings' revolving credit facility.

In January 2001, the Company began a program to monetize the value of the stock held in Charter Communications, Inc. ("Charter), Adelphia Communications Corporation ("Adelphia") and AT&T. As of April 27, 2001, all of the Company's Charter and Adelphia stock holdings had been monetized through the execution of prepaid forward contracts, collateralized by an equivalent amount of the respective underlying stock. Such contracts set a floor and ceiling on the Company's participation in the changes in the underlying stock prices, thus eliminating the Company's downside exposure to market risk while providing for upside appreciation potential to the respective ceiling price. At maturity, the contracts provide for the option to deliver cash or shares of Charter or Adelphia stock (as the case may be), with a value determined by reference to the applicable stock price at maturity. These transactions are obligations of subsidiaries that are not part of the CSC Holdings Restricted Group; however, CSC Holdings has provided guarantees of the subsidiaries' ongoing interest expense obligations and certain other contingent obligations. As of April 27, 2001, approximately $673.6 million in cash has been received from financial institutions in these transactions, which has been applied towards the repayment of outstanding bank debt under CSC Holdings' revolving credit facility.

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

As of April 27, 2001, the Restricted Group had in total $2.2 billion in reducing revolving credit facilities, consisting of a $1.2 billion facility available to Cablevision MFR, Inc. and certain of CSC Holdings' New Jersey subsidiaries and a $1.0 billion facility available to CSC Holdings and other Restricted Group subsidiaries. Both facilities mature in March 2007, with commitments beginning to reduce in June 2001. As of April 27, 2001, the Restricted Group had outstanding

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

borrowings under its credit facilities of $377.0 million and letters of credit of $48.8 million. Unrestricted and undrawn funds available to the Restricted Group amounted to approximately $1,774.2 million as of the same date.

                                                As of April 27, 2001
                                        ------------------------------------
                                           CSC
                                         Holdings        MFR        Total
                                         --------        ---        -----
                                                   (in thousands)

      Total revolving credit facility   $1,000,000   $1,200,000   $2,200,000

      Outstanding debt ..............      127,000      250,000      377,000

      Outstanding letters of credit .       48,799           --       48,799
                                        ----------   ----------   ----------

            Availability ............   $  824,201   $  950,000   $1,774,201
                                        ==========   ==========   ==========

The Restricted Group's credit facilities contain certain financial covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring the Restricted Group to maintain certain financial ratios and restricting the permitted uses of borrowed funds.

As of April 27, 2001, CSC Holdings had entered into interest exchange (swap) agreements with several of its banks covering a notional principal amount of $650 million requiring CSC Holdings to pay a floating rate of interest. These swaps have various maturities ranging from 2001 to 2004.

On December 22, 2000, CSC Holdings made an intercompany loan to Rainbow Holdings in the amount of $254.8 million, the proceeds of which were used to repay its maturing bank credit facility. As of March 31, 2001, the total outstanding intercompany loan balance was $338.4 million, $295.5 million of which was attributable to RMG, and the balance of which was attributable to the Rainbow NY Group. The intercompany loan attributable to RMG was repaid on April 2, 2001 with proceeds from the Metro-Goldwyn-Mayer Inc. ("MGM") transaction as described in the section "Liquidity and Capital Resources - Rainbow Media Group." As of April 27, 2001, the intercompany loan balance due from Rainbow NY Group to CSC Holdings was $47.3 million.

In November 1999, CSC Holdings entered into an interest rate cap agreement with American Movie Classics, a RMG entity, in a notional principal amount of $105 million. On April 2, 2001, this agreement was terminated.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Madison Square Garden

Madison Square Garden ("MSG") has a $500 million revolving credit facility maturing on December 31, 2004. As of April 27, 2001, outstanding debt under this facility was $325 million. In addition, MSG had outstanding letters of credit of $13 million, resulting in unrestricted and undrawn funds available of $162 million. The MSG credit facility contains certain financial covenants that may limit MSG's ability to utilize all of the undrawn funds available thereunder, including covenants requiring MSG to maintain certain financial ratios.

The Company believes that for MSG, internally generated funds, together with funds available under its existing credit agreement, will be sufficient to meet its projected funding requirements for the next twelve months, including requirements of certain of Rainbow NY Group's programming entities.

Retail Electronics

Cablevision Electronics has a $130 million stand alone credit facility, which matures in April 2003, as amended. Under the terms of the credit facility, the total amount of borrowing available to Cablevision Electronics is subject to an availability calculation based on a percentage of eligible inventory. On April 27, 2001, total outstanding debt under the credit facility was $95.3 million with available funds of $0.1 million.

CSC Holdings' cash investment, including intercompany advances, in Cablevision Electronics was approximately $333.7 million at March 31, 2001. Through April 27, 2001, Cablevision Electronics received other financial support in the form of guarantees and letters of credit of approximately $44.2 million.

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

Liquidity and Capital Resources - Rainbow Media Group

Financing for RMG, which consists primarily of the Company's five nationally distributed entertainment programming networks (American Movie Classics, Bravo, The Independent Film Channel ("IFC"), WE: Women's Entertainment (formerly Romance Classics), and MuchMusic), interests in certain regional sports networks, and Sterling Digital LLC, has historically been provided by a combination of bank credit facilities, intercompany borrowings, sales of interests in programming entities, and, from time to time, by equity contributions from partners.

Through December 21, 2000, both American Movie Classics and Rainbow Holdings maintained separate bank credit facilities. On December 22, 2000, all outstanding borrowings under the Rainbow Holdings bank credit facility were repaid with funds provided by an intercompany loan

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

from CSC Holdings, on terms and conditions similar to those in effect under the bank credit facility at the time the advance was made. The bank credit facility, which matured on December 31, 2000, was subsequently terminated. As of March 31, 2001, the intercompany loan balance due from Rainbow Holdings to CSC Holdings totaled approximately $338.4 million. Of this balance, $295.5 million was attributed to RMG.

On April 2, 2001, MGM acquired a 20% interest in American Movie Classics and
WE: Women's Entertainment in exchange for $495 million in cash and a 20% interest in Bravo and IFC in exchange for $330 million in cash. With a portion of the cash proceeds, AMC repaid $365 million in outstanding bank debt, and Bravo distributed $295.5 million in cash to Rainbow Holdings, which retired a like amount of intercompany indebtedness owed to CSC Holdings. The remaining cash proceeds will be used to fund working capital and other cash requirements of the four new partnership entities.

RMG's potential future investments in new programming content and services, such as new digital channel programming services, including those being developed by Sterling Digital, and cash payments for carriage of RMG's programming services will require significant additional funding. For the next 12 months, the Company believes that cash on hand, including cash received in the MGM transaction, cash generated from operations, and amounts available under the existing American Movie Classics credit facility will be sufficient to meet the cash requirements of RMG.

American Movie Classics

As discussed above, upon the closing of the MGM transaction, American Movie Classics repaid $365 million in outstanding bank debt, which consisted of $218.25 million in outstanding term loans and $146.75 million in outstanding debt under the revolving portion of the credit facility. As a result, the term loan portion of American Movie Classic's credit facility was cancelled. As of April 27, 2001, American Movie Classics had a $200 million reducing revolving credit facility, maturing on March 31, 2006. The amount of the available commitment does not begin to reduce until June 2004. As of April 27, 2001, American Movie Classics had undrawn unrestricted funds available of $200 million. The American Movie Classics credit facilities contain certain financial covenants that may limit the ability to utilize all of the undrawn funds available, including covenants requiring that certain financial ratios be maintained.

In November 1999, CSC Holdings entered into an interest rate cap agreement with American Movie Classics in a notional principal amount of $105 million. This agreement was terminated on April 2, 2001.

Financial Instruments

In July 1999, the Company entered into a $100 million facility with a third party for the Company to acquire a beneficial interest in shares of its Class A Common Stock through a forward swap contract facility. In August 2000, the availability of this facility was extended to June 2001 with a final maturity, for any swaps executed, of February 2002. The terms of this facility provide for the settlement of any obligations of the Company thereunder either in cash or the Company's Class A Common Stock. The Company's

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

obligation is guaranteed by CSC Holdings. Currently there are no outstanding contracts under this facility.

Operating Activities

Net cash used in operating activities amounted to $220.0 million for the three months ended March 31, 2001 compared to $4.7 million for the three months ended March 31, 2000. The 2001 cash used in operating activities consisted primarily of a net decrease in cash of $273.8 million resulting from a net loss before depreciation, amortization and other non-cash items, partially offset by an increase in cash resulting from changes in assets and liabilities of $53.8 million.

The 2000 cash used in operating activities consisted primarily of a net decrease in cash resulting from changes in assets and liabilities of $168.8 million, partially offset by $164.1 million of income before depreciation, amortization and other non-cash items.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2001 was $44.2 million compared to $328.6 million for the three months ended March 31, 2000. The 2001 investing activities consisted of $330.8 million of capital expenditures and other net cash payments of $6.6 million, partially offset by net proceeds from the sale of cable assets of $293.2 million.

The 2000 investing activities consisted of $203.3 million of capital expenditures, $106.2 million of payments for acquisitions, and other net cash payments of $19.1 million.

Financing Activities

Net cash provided by financing activities amounted to $324.2 million for the three months ended March 31, 2001 compared to $321.9 million for the three months ended March 31, 2000. In 2001, the Company's financing activities consisted primarily of $996.8 million from the issuance of senior notes, $673.6 million of proceeds from collateralized indebtedness, partially offset by net bank debt repayments of $1,322.1 million and other net cash payments of $24.1 million.

In 2000, the Company's financing activities consisted primarily of additional bank borrowings of $335.6 million, partially offset by other net cash payments aggregating $13.7 million.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                         March 31,  December 31,
                                                           2001         2000
                                                           ----         ----
                                                        (Unaudited)
      ASSETS

Cash and cash equivalents ............................  $   97,989   $   37,940

Accounts receivable trade (less allowance for
   doubtful accounts of $36,876 and $38,878) .........     306,363      304,413

Notes and other receivables ..........................     151,523      149,366

Inventory, prepaid expenses and other assets .........     351,105      296,388

Property, plant and equipment, net ...................   3,515,611    3,285,674

Investments in affiliates ............................      83,939       97,224

Investment securities ................................     951,862      811,618

Investment securities pledged as collateral ..........     690,198           --

Other investments ....................................     126,727      116,940

Derivative contracts .................................      16,595           --

Advances to affiliates ...............................      83,166       96,519

Feature film inventory ...............................     338,689      347,208

Net assets held for sale .............................          --      309,423

Franchises, net of accumulated amortization
   of $813,070 and $777,526 ..........................     387,659      422,900

Affiliation and other agreements, net of accumulated
   amortization of $317,763 and $307,028 .............     188,620      199,352

Excess costs over fair value of net assets acquired
   and other intangible assets, net of accumulated
   amortization of $895,213 and $853,493 .............   2,171,736    1,665,318

Deferred financing, acquisition and other costs, net
   of accumulated amortization of $76,001
   and $72,962 .......................................     144,074      133,007
                                                        ----------   ----------

                                                        $9,605,856   $8,273,290
                                                        ==========   ==========

                            See accompanying notes to
                  condensed consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (continued)

                                                      March 31,     December 31,
                                                         2001           2000
                                                         ----           ----
                                                     (Unaudited)
      LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Accounts payable ..................................  $   431,156    $   474,088
Accrued liabilities ...............................    1,021,554      1,086,068
Accounts payable to affiliates ....................       47,912         47,388
Feature film and contract obligations .............      316,164        331,483
Deferred revenue ..................................      198,758        229,326
Deferred tax liability ............................      216,538             --
Liabilities under derivative contracts ............       15,581             --
Bank debt .........................................    1,361,336      2,683,432
Collateralized indebtedness .......................      705,902             --
Senior notes and debentures .......................    3,690,149      2,693,208
Subordinated notes and debentures .................    1,050,560      1,048,648
Capital lease obligations and other debt ..........      105,666        114,173
                                                     -----------    -----------
         Total liabilities ........................    9,161,276      8,707,814
                                                     -----------    -----------

Minority interests ................................      581,499        587,985
                                                     -----------    -----------

Series H Redeemable Exchangeable Preferred Stock ..      434,181        434,181
                                                     -----------    -----------

Series M Redeemable Exchangeable Preferred Stock ..    1,110,113      1,110,113
                                                     -----------    -----------

Commitments and contingencies

Stockholder's deficiency:
   Series A Cumulative Convertible Preferred Stock,
      200,000 shares authorized, none issued ......           --             --
   Series B Cumulative Convertible Preferred Stock,
      200,000 shares authorized, none issued ......           --             --
   8% Series D Cumulative Preferred Stock, $.01 par
      value, 112,500 shares authorized, none issued
      ($100 per share liquidation preference) .....           --             --
   Common Stock, $.01 par value, 10,000,000 shares
      authorized, 1,000 shares issued .............           --             --
Paid-in capital ...................................      800,255        759,865
Accumulated deficit ...............................   (2,485,233)    (3,613,108)
                                                     -----------    -----------
                                                      (1,684,978)    (2,853,243)
Accumulated other comprehensive income ............        3,765        286,440
                                                     -----------    -----------
Total stockholder's deficiency ....................   (1,681,213)    (2,566,803)
                                                     -----------    -----------
                                                     $ 9,605,856    $ 8,273,290
                                                     ===========    ===========

                            See accompanying notes to
                  condensed consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2001 and 2000
                             (Dollars in thousands)
                                   (Unaudited)

                                                           2001           2000
                                                           ----           ----
Revenues, net (including retail electronics sales of
   $150,863 and $136,656) ..........................   $ 1,049,536    $ 1,048,224
                                                       -----------    -----------

Operating expenses:
   Technical and operating .........................       448,920        440,028
   Retail electronics cost of sales ................       121,129        112,453
   Selling, general and administrative .............       287,798        202,660
   Depreciation and amortization ...................       247,946        233,352
                                                       -----------    -----------
                                                         1,105,793        988,493
                                                       -----------    -----------

         Operating income (loss) ...................       (56,257)        59,731
                                                       -----------    -----------

Other income (expense):
   Interest expense ................................      (137,384)      (132,079)
   Interest income .................................         2,934          1,301
   Equity in net loss of affiliates ................        (5,001)        (2,316)
   Gain on sale of cable assets, net ...............     1,433,492             --
   Write off of deferred financing costs ...........        (6,380)            --
   Gain on investments, net ........................       214,579             --
   Minority interests ..............................        15,882         (1,692)
   Miscellaneous, net ..............................        (4,116)          (737)
                                                       -----------    -----------
                                                         1,514,006       (135,523)
                                                       -----------    -----------

Income (loss) before income taxes ..................     1,457,749        (75,792)

Income tax expense .................................      (286,245)            --
                                                       -----------    -----------

Net income (loss) ..................................     1,171,504        (75,792)

Dividend requirements applicable to preferred stock        (43,629)       (39,703)
                                                       -----------    -----------

Net income (loss) applicable to common shareholder .   $ 1,127,875    $  (115,495)
                                                       ===========    ===========

                            See accompanying notes to
                  condensed consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2001 and 2000
                             (Dollars in thousands)
                                   (Unaudited)

                                                                        2001           2000
                                                                        ----           ----
Cash flows from operating activities:
   Net income (loss) ............................................   $ 1,171,504    $   (75,792)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation and amortization ............................       247,946        233,352
       Equity in net loss of affiliates .........................         5,001          2,316
       Minority interests .......................................       (15,882)         1,692
       Gain on sale of cable assets, net ........................    (1,433,492)            --
       Gain on investments, net .................................      (214,579)            --
       Write off of deferred financing costs ....................         6,380             --
       Amortization of deferred financing and debenture discount          2,281          2,564
       Loss (gain) on sale of equipment .........................           681            (50)
       Changes in assets and liabilities, net of effects
         of acquisitions and dispositions .......................        59,099       (164,309)
                                                                    -----------    -----------
       Net cash used in operating activities ....................      (171,061)          (227)
                                                                    -----------    -----------

Cash flows from investing activities:
   Payments for acquisitions, net of cash acquired ..............            --       (106,183)
   Net proceeds from sale of cable assets .......................       293,153             --
   Capital expenditures .........................................      (330,820)      (203,348)
   Proceeds from sale of equipment ..............................           302             84
   Increase in investment securities and other investments ......       (14,807)            --
   Additions to intangible assets ...............................          (303)           (94)
   (Increase) decrease in investments in affiliates, net ........         8,284        (19,043)
                                                                    -----------    -----------
        Net cash used in investing activities ...................       (44,191)      (328,584)
                                                                    -----------    -----------

Cash flows from financing activities:
   Proceeds from bank debt ......................................       817,474        891,800
   Repayment of bank debt .......................................    (2,139,570)      (556,153)
   Issuance of senior notes .....................................       996,790             --
   Net proceeds from collateralized indebtedness ................       673,635             --
   Preferred stock dividends ....................................       (43,629)            (4)
   Payments on capital lease obligations and other debt .........       (10,032)        (9,236)
   Additions to deferred financing and other costs ..............       (19,367)        (8,920)
                                                                    -----------    -----------
        Net cash provided by financing activities ...............       275,301        317,487
                                                                    -----------    -----------

Net increase (decrease) in cash and cash equivalents ............        60,049        (11,324)

Cash and cash equivalents at beginning of year ..................        37,940         62,665
                                                                    -----------    -----------

Cash and cash equivalents at end of period ......................   $    97,989    $    51,341
                                                                    ===========    ===========

                            See accompanying notes to
                  condensed consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

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

Note 2. Responsibility for Interim Financial Statements

The financial statements as of and for the three months ended March 31, 2001 and 2000 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2001.

Note 3. Reclassifications

Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

Note 4. Income (Loss) Per Common Share

Net income (loss) per common share for the three months ended March 31, 2001 and 2000 is not presented since the Company is a wholly owned subsidiary of Cablevision Systems Corporation ("Cablevision").

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

Note 5. Cash Flows

For purposes of the condensed consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The Company paid cash interest expense of approximately $156,790 and $140,580 for the three months ended March 31, 2001 and 2000, respectively, and paid income taxes of approximately $20,809 for the three months ended March 31, 2001. The Company's noncash financing activities for the three months ended March 31, 2001 and 2000 included capital lease obligations of $1,525 and $21,077, respectively, incurred when the Company entered into leases for new equipment; preferred stock dividend requirements of $39,699 in 2000; and the receipt of marketable securities, valued at $893,500, in connection with the sale of cable assets in 2001.

Note 6. Tracking Stock

In connection with the distribution of the Rainbow Media Group tracking stock by Cablevision, NBC-Rainbow Holding, Inc. ("NBC") was given the right to exchange its 26% interest in Rainbow Media Holdings, Inc. ("Rainbow Holdings) equity securities over a period of up to 9 years for a 34% interest in Rainbow Media Group tracking stock, based on the number of shares of Rainbow Media Group tracking stock outstanding on the date of the tracking stock distribution.

Note 7. Transaction

In January 2001, the Company completed the sale of its cable systems in Boston and eastern Massachusetts to AT&T Corporation ("AT&T") in exchange for AT&T's cable systems in certain northern New York suburbs, 44,260,932 shares of AT&T stock, valued at approximately $893,500 at closing, and approximately $293,200 in cash. The Company recognized a gain of approximately $1,445,000.

The acquisition of the cable systems from AT&T was accounted for as a purchase with the operations of the acquired systems being consolidated with those of the Company as of the acquisition date. The purchase price will be allocated to the specific assets acquired when an independent appraisal is obtained.

The Company classified the shares of AT&T common stock as trading securities and for the three months ended March 31, 2001 recorded a gain on investments of $49,240 as a result of the increase in the fair value of such securities.

Note 8. Debt

In March 2001, the Company issued $1,000,000 face amount of 7-5/8% senior notes due 2011. The notes were issued at a discount of $3,210. The net proceeds were used to reduce bank debt outstanding. The notes are not redeemable by the Company prior to maturity.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

Note 9. Income Taxes

Income tax expense for the three months ended March 31, 2001 of $286,245 differs from the statutory rate principally due to the utilization of net operating loss carry forwards.

Note 10. Derivatives

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, ("SFAS 133"). The statement requires that all derivative financial instruments, such as interest rate swap contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized as a component of comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

To manage interest rate risk, the Company has from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or convert fixed rate borrowings to variable rate to provide an economic hedge against the risk of higher borrowing costs in a declining interest rate environment. As of March 31, 2001, the Company had interest rate swap agreements to pay floating rates of interest with a total notional value of $250,000. The swap agreements had a fair value of approximately $5,178 at March 31, 2001 and are reflected in the accompanying balance sheets. These agreements have not been designated as hedges for accounting purposes. As a result, the increase in the fair value of the swap agreements for the three months ended March 31, 2001 of approximately $3,198 is reflected in other income (expense): miscellaneous in the accompanying consolidated statements of operations.

The Company has also entered into various transactions to provide an economic hedge against equity price risk on certain of its stock holdings. As of March 31, 2001, the Company had monetized all of its stock holdings in Charter Communications Inc. ("Charter") and Adelphia Communications Corporation ("Adelphia") through the execution of prepaid forward contracts, collateralized by an equivalent amount of the respective underlying stock. Such contracts set a floor and ceiling on the Company's participation in changes in the underlying stock prices, thus eliminating downside exposure to market risk while providing for upside appreciation potential to the respective ceiling price. At maturity, the contracts provide for the option to deliver cash or shares of Charter or Adelphia stock (as the case may be), with a value determined by reference to the applicable stock price at maturity. The Company received proceeds of $673,635, net of

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

prepaid interest of $32,267, upon execution of these contracts. Such contracts have not been designated as hedges for accounting purposes. Therefore, the fair values of the forward contracts have been reflected in the accompanying consolidated balance sheets and the net decrease in the fair values of the equity derivative component of the prepaid forward contracts of $4,163 is included in other income (expense): miscellaneous in the accompanying consolidated statements of operations. With the adoption of SFAS 133, the shares of Charter and Adelphia common stock were reclassified from securities available-for-sale to trading securities. As a result, the Company recorded a gain on investments of $286,440 representing the accumulated unrealized gains as of January 1, 2001. For the three months ended March 31, 2001, the Company recorded a loss on investments of $120,848 representing the decrease in the fair value of such securities for the period.

Note 11. At Home

As of March 31, 2001 and 2000, deferred revenue derived from the receipt of At Home warrants, net of amortization taken, amounted to approximately $82,769 and $146,419, respectively. For the three months ended March 31, 2001 and 2000, the Company recognized approximately $18,705 and $15,000, respectively, of this deferred revenue.

In April 2001, Excite@Home announced it had decided to terminate its relationship with the Company and that it would seek to recover the At Home warrants previously issued to the Company. On April 25, 2001, At Home Corporation ("At Home") commenced a lawsuit in the Court of Chancery of the State of Delaware alleging that Cablevision had breached its obligations under certain agreements with At Home. The suit seeks a variety of remedies including: recision of the agreements between At Home and Cablevision and cancellation of all warrants currently held by Cablevision, damages, and/or an order prohibiting Cablevision from continuing to offer its Optimum Online service and requiring it to convert its Optimum Online customers to the Optimum@Home service and to roll out the Optimum@Home service. Cablevision intends to vigorously contest this lawsuit. Cablevision currently holds warrants to purchase 20,462,596 shares of At Home common stock, exercisable at a price of $0.25 per share.

Note 12. Segment Information

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

                                                  Three Months Ended March 31,
                                                -------------------------------
Revenues                                            2001                2000
                                                    ----                ----

Telecommunication Services .............        $   542,987         $   567,068
Rainbow Media Group ....................            136,142             110,460
MSG ....................................            216,899             224,298
Retail Electronics .....................            150,863             136,656
All Other ..............................             44,047              46,363
Intersegment Elimination ...............            (41,402)            (36,621)
                                                -----------         -----------
         Total .........................        $ 1,049,536         $ 1,048,224
                                                ===========         ===========

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

                                                   Three Months Ended March 31,
                                                   ----------------------------
Adjusted Operating Cash Flow                          2001               2000
                                                      ----               ----

Telecommunication Services ...............         $ 214,561          $ 238,666
Rainbow Media Group ......................            26,087             31,685
MSG ......................................            15,368             23,016
Retail Electronics .......................           (17,392)           (17,888)
All Other ................................           (25,055)           (20,960)
                                                   ---------          ---------
         Total ...........................         $ 213,569          $ 254,519
                                                   =========          =========

A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2001           2000
                                                         ----           ----
Revenue
Total revenue for reportable segments ............   $ 1,046,891    $ 1,038,482
Other revenue and intersegment eliminations ......         2,645          9,742
                                                     -----------    -----------
      Total consolidated revenue .................   $ 1,049,536    $ 1,048,224
                                                     ===========    ===========

Adjusted Operating Cash Flow to Net Loss
Total adjusted operating cash flow for reportable
      segments ...................................   $   238,624    $   275,479
Other adjusted operating cash flow deficit .......       (25,055)       (20,960)
Items excluded from adjusted operating cash flow
      Depreciation and amortization ..............      (247,946)      (233,352)
      Incentive stock plan income (expense) ......       (21,880)        41,124
      Year 2000 remediation costs ................            --         (2,560)
      Interest expense ...........................      (137,384)      (132,079)
      Interest income ............................         2,934          1,301
      Equity in net loss of affiliates ...........        (5,001)        (2,316)
      Gain on sale of cable assets, net ..........     1,433,492             --
      Write off of deferred financing costs ......        (6,380)            --
      Gain on investments, net ...................       214,579             --
      Minority interests .........................        15,882         (1,692)
      Miscellaneous, net .........................        (4,116)          (737)
                                                     -----------    -----------
           Income (loss) before income taxes
               and dividend requirements .........   $ 1,457,749    $   (75,792)
                                                     ===========    ===========

Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States.

The Company does not have a single external customer which represents 10 percent or more of its consolidated revenues.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

Note 13. Comprehensive Income

Other comprehensive income for the three months ended March 31, 2001 of $3,765 represents unrealized net gains on available-for-sale securities.

Note 14. Subsequent Events

In April 2001, Metro-Goldwyn-Mayer Inc. ("MGM") acquired a 20% interest in certain programming businesses of Rainbow Holdings for $825,000 in cash. The Company expects to record a gain in connection with this transaction.

In April 2001, American Movie Classics Company, a subsidiary of the Company, repaid the balance outstanding under its credit facility of $365,000 with proceeds from the MGM transaction discussed above.

Rainbow Holdings holds a 50% interest in R/L DBS Company LLC ("R/L DBS"), a joint venture with Loral Space and Communications, Ltd. ("Loral"). R/L DBS holds certain frequencies granted by the FCC for the operation of a direct broadcast satellite business.

In December 2000, the FCC granted an extension to R/L DBS' construction permit relating to the DBS frequencies held by R/L DBS. The extension requires the launch of a satellite and commencement of service offerings by not later than December 29, 2003, with specified six month interim construction milestones, non-compliance with which will result in the forfeiture of the construction permit. R/L DBS has selected a satellite manufacturer for the construction of a satellite scheduled to be delivered in May 2003.
R/L DBS plans to make payments to the manufacturer in the quarter ending
June 30, 2001 aggregating approximately $35,000. Cablevision continues to evaluate the scope of its pursuit of a direct broadcast satellite business, including exploring opportunities for strategic partnerships for R/L DBS. The contract with the manufacturer will permit R/L DBS to terminate at its option at any time and receive a refund of a portion of amounts paid through the date of such termination.

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

                               RAINBOW MEDIA GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                        CONDENSED COMBINED BALANCE SHEETS
                             (Dollars in thousands)

                                                         March 31,  December 31,
                                                           2001         2000
                                                           ----         ----
                                                        (Unaudited)
           ASSETS

Current assets:

   Cash ..............................................   $  1,118     $     28

   Trade accounts receivable (less allowance for
      doubtful accounts of $10,350 and $11,945) ......     84,895       75,262

   Accounts receivable-affiliates, net ...............     66,861       63,132

   Prepaid expenses and other current assets .........     19,626       17,920

   Feature film inventory, net .......................     57,135       61,017
                                                         --------     --------

         Total current assets ........................    229,635      217,359

Long-term feature film inventory, net ................    274,267      278,502

Property and equipment, net ..........................     61,385       62,189

Investments in affiliates ............................     51,203       56,120

Other assets .........................................     10,777       10,572

Deferred carriage fees, net of accumulated
   amortization of $16,670 and $15,923 ...............     15,739       17,341

Deferred financing costs, net of accumulated
   amortization of $882 and $754 .....................      1,843        6,327

Deferred transmission costs, net of accumulated
   amortization of $1,382 and $1,340 .................        618          660

Intangible assets, net of accumulated
   amortization of $171,540 and $164,139 .............    187,318      194,719
                                                         --------     --------

                                                         $832,785     $843,789
                                                         ========     ========

                            See accompanying notes to
                    condensed combined financial statements.


                                     III-1

                               RAINBOW MEDIA GROUP
                (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                        CONDENSED COMBINED BALANCE SHEETS
                             (Dollars in thousands)
                                   (continued)

                                                       March 31,    December 31,
                                                         2001           2000
                                                         ----           ----
                                                     (Unaudited)
           LIABILITIES AND GROUP DEFICIENCY

Current liabilities:

   Bank debt, current ............................   $    29,997    $    35,771

   Note payable - parent .........................       295,500        270,475

   Current portion of capital lease obligations ..         4,577          4,471

   Accounts payable ..............................        38,550         50,597

   Accrued employee related costs ................        55,002         61,251

   Other accrued expenses ........................        24,457         26,784

   Accounts payable-affiliates ...................        51,692         44,460

   Feature film and contract rights payable ......        56,018         51,557
                                                     -----------    -----------

         Total current liabilities ...............       555,793        545,366

Bank debt, long-term .............................       333,687        328,000

Feature film rights payable, long-term ...........       180,306        197,021

Capital lease obligations, long-term .............        24,013         25,194

Other long-term liabilities ......................        10,933         10,914
                                                     -----------    -----------

         Total liabilities .......................     1,104,732      1,106,495

Deficit investments in affiliates ................         1,882          2,367

Commitments and contingencies

Group deficiency .................................      (273,829)      (265,073)
                                                     -----------    -----------

                                                     $   832,785    $   843,789
                                                     ===========    ===========

                            See accompanying notes to
                    condensed combined financial statements.


                                     III-2

                              RAINBOW MEDIA GROUP
                (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2001 and 2000
                             (Dollars in thousands)
                                  (Unaudited)

                                                          2001           2000
                                                          ----           ----

Revenues, net ....................................     $ 136,142      $ 110,460
                                                       ---------      ---------

Operating expenses:

   Technical and operating .......................        55,667         42,775

   Selling, general and administrative ...........        56,589         32,895

   Depreciation and amortization .................         9,996          9,720
                                                       ---------      ---------
                                                         122,252         85,390
                                                       ---------      ---------

         Operating income ........................        13,890         25,070
                                                       ---------      ---------

Other income (expense):

   Interest expense ..............................       (13,199)       (11,408)

   Interest income ...............................           223            207

   Equity in net loss of affiliates ..............        (1,485)        (1,787)

   Loss on investments ...........................          (253)            --

   Write off of deferred financing costs .........        (6,380)            --

   Miscellaneous, net ............................            (7)          (588)
                                                       ---------      ---------

                                                         (21,101)       (13,576)
                                                       ---------      ---------

         Net income (loss) .......................     $  (7,211)     $  11,494
                                                       =========      =========

                            See accompanying notes to
                    condensed combined financial statements.


                                     III-3

                               RAINBOW MEDIA GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                   CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2001 and 2000
                             (Dollars in thousands)
                                   (Unaudited)

                                                             2001        2000
                                                             ----        ----
Cash flows from operating activities:
   Net income (loss) ...................................   $ (7,211)   $ 11,494
   Adjustments to reconcile net income (loss)
       to net cash used in operating activities:
     Depreciation and amortization .....................      9,996       9,720
     Amortization and write-off of deferred costs ......      7,296       1,314
     Equity in net loss of affiliates ..................      1,485       1,787
     Loss on investments ...............................        253          --
     Non-cash expenses attributed to RMG ...............      9,990       1,417
     Changes in assets and liabilities, net of
       effects of acquisitions .........................    (26,285)    (37,476)
                                                           --------    --------
              Net cash used in operating activities ....     (4,476)    (11,744)
                                                           --------    --------

Cash flows from investing activities:
   Capital expenditures ................................     (1,791)       (593)
                                                           --------    --------
              Net cash used in investing activities ....     (1,791)       (593)
                                                           --------    --------

Cash flows from financing activities:
   Net proceeds from bank debt .........................      2,330      21,465
   Contributions from (distributions to) CNYG ..........      8,126      (8,110)
   Additions to deferred financing costs ...............     (2,023)         --
   Principal payments on capital lease obligations .....     (1,076)     (1,109)
                                                           --------    --------
              Net cash provided by financing activities       7,357      12,246
                                                           --------    --------

Net increase (decrease) in cash ........................      1,090         (91)

Cash at beginning of year ..............................         28         105
                                                           --------    --------

Cash at end of period ..................................   $  1,118    $     14
                                                           ========    ========

                            See accompanying notes to
                    condensed combined financial statements.


                                     III-4

                               RAINBOW MEDIA GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed combined financial statements of Rainbow Media Group ("RMG") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Note 2. Responsibility for Interim Financial Statements

The financial statements as of and for the three months ended March 31, 2001 and 2000 presented here are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The interim financial statements should be read in conjunction with the audited combined financial statements and notes thereto included in Cablevision Systems Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2001.

Note 3. Cash Flows

For purposes of the combined statements of cash flows, RMG considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. RMG paid cash interest expense of approximately $5,617 and $6,094 for the three months ended March 31, 2001 and 2000, respectively. RMG's noncash financing and investing activities and other supplemental data are presented below:


                                     III-5

                               RAINBOW MEDIA GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                               2001      2000
                                                               ----      ----

      Capital lease obligations ..........................   $    --    $  4,476
      Receipt of marketable securities ...................        --       7,319
      Contributions from (distributions to) CNYG to (from)
         equity method investees attributed to RMG .......    (3,059)      1,772
      Payments by CNYG on indebtedness
         attributed to RMG ...............................    22,608      92,955
      Payments by CNYG of interest attributed to RMG .....     7,790       3,803
      Payments by CNYG of stock plan obligations
         attributed to RMG ...............................     7,228       5,916
      Payments by CNYG for acquisitions attributed to RMG,
         net of cash acquired ............................        --     126,261

Non-cash expenses attributed to RMG consisted primarily of (i) interest of $7,790 and $4,571, respectively, related to a portion of indebtedness of Rainbow Media Holdings, Inc. ("Rainbow Holdings"), and (ii) expenses (income) of
$2,201 and $(3,154) related to an incentive stock plan of Cablevision for the three months ended March 31, 2001 and 2000, respectively.

Note 4. Income Taxes


RMG's tax provision for the three months ended March 31, 2000 was reduced to $0 as a result of available net operating loss carry forwards.

Note 5. Subsequent Events

In April 2001, Metro-Goldwyn-Mayer Inc. ("MGM") acquired a 20% interest in certain programming businesses of Rainbow Holdings which are included in RMG for $825,000 in cash. RMG expects to record a gain in connection with this transaction.

In April 2001, RMG repaid the balance outstanding under the American Movie Classics credit facility of $365,000 and the balance of the note payable to parent of $295,500 with proceeds from the MGM transaction discussed above.

Certain RMG programming services have secured significant new launch commitments with several MSOs under long-term affiliation agreements, in exchange for which the services have agreed to make certain per-subscriber payments upon launch. Such payments are to be used by the operators to provide various launch marketing and promotional support for such services and in the aggregate may be substantial.


                                     III-6

                               RAINBOW MEDIA GROUP

Management's Discussion and Analysis of Financial Condition and Results of Operations

The Rainbow Media Group ("RMG") tracking stock represents an interest in Cablevision and is not a direct interest in the businesses and interests included in RMG. Dividends (if any), entitlements in the event of a merger or similar transaction and rights in liquidation will not necessarily be related to the performance of RMG or the value of the assets in RMG. Instead, such determinations will be made by the Cablevision Board of Directors, subject to the provisions of Cablevision's amended certificate of incorporation. Cablevision does not expect to pay any dividends on any series of its common stock for the foreseeable future.

In connection with the preparation of the financial information for the RMG tracking stock, certain allocations of Cablevision costs have been made based on existing policies. If those policies were altered, which Cablevision is entitled to do at any time, there could be material adverse effects on the RMG financial statements.

Recent Transactions

2000 Transactions. In August 2000, CSC Holdings, Inc. ("CSC Holdings") acquired Sterling Digital, LLC. In May 2000, Rainbow Media Holdings, Inc. ("Rainbow Holdings") acquired the 50% interest in MuchMusic USA Venture held by Chum, Ltd., increasing Rainbow Holdings' ownership to 100%. In January 2000, Regional Programming Partners ("RPP"), a company 60% owned by Rainbow Holdings, acquired the 70% interest in SportsChannel Florida Associates held by Front Row Communications, Inc., increasing RPP's ownership to 100%.

The above transactions, completed in 2000, are collectively referred to as the "Transactions."


                                     III-7

                               RAINBOW MEDIA GROUP

Results of Operations - Rainbow Media Group

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA

                                               Three Months Ended March 31,
                                           -------------------------------------
                                                  2001               2000
                                           ------------------  -----------------    (Increase)
                                                     % of Net           % of Net     Decrease
                                            Amount   Revenues   Amount  Revenues    in Net Loss
                                            ------   --------   ------  --------    -----------
                                                         (Dollars in thousands)
Revenues, net ..........................   $136,142    100%    $110,460    100%      $ 25,682

Operating expenses:
   Technical and operating .............     55,667     41       42,775     39        (12,892)
   Selling, general & administrative ...     56,589     42       32,895     30        (23,694)
   Depreciation and amortization .......      9,996      7        9,720      9           (276)
                                           --------            --------              --------
Operating income .......................     13,890     10       25,070     23        (11,180)
Other income (expense):
   Interest expense, net ...............    (12,976)   (10)     (11,201)   (10)        (1,775)
   Equity in net loss of affiliates ....     (1,485)    (1)      (1,787)    (2)           302
   Loss on investments .................       (253)    --           --     --           (253)
   Write off of deferred financing costs     (6,380)    (5)          --     --         (6,380)
   Miscellaneous, net ..................         (7)    --         (588)    (1)           581
                                           --------            --------              --------
Net income (loss) ......................   $ (7,211)    (5)%   $ 11,494     10%      $(18,705)
                                           ========            ========              ========

Comparison of Three Months Ended March 31, 2001 Versus Three Months Ended March 31, 2000

Revenues for the three months ended March 31, 2001 increased $25.7 million (23%) as compared to revenues for the same period in the prior year. Approximately $16.0 million (14%) of the increase was attributable to growth in programming network subscribers and rate increases and approximately $8.7 million (8%) resulted from increases in advertising revenue. The remaining $1.0 million (1%) increase was the net result of the Transactions and changes in other revenue sources.

Technical and operating expenses for the three months ended March 31, 2001 increased $12.9 million (30%) over the comparable 2000 period. Approximately $8.8 million (20%) of the increase was primarily due to increases in those costs directly associated with the growth in revenues discussed above, including increases in certain content fees, and the remaining $4.1 million (10%) increase was due to higher film production costs in certain developing film production activities. As a percentage of revenues, technical and operating expenses increased 2% during the 2001 period as compared to the 2000 period.

Selling, general and administrative expenses increased $23.7 million (72%) for the three months ended March 31, 2001 as compared to the same period in 2000. The increase resulted from increases in sales, marketing, advertising and other general cost increases of $12.3 million (37%) primarily attributable to expenses incurred in RMG's developing programming businesses; an increase of $6.0 million (19%) as the net result of the Transactions; and an increase of $5.4 million (16%) attributable to an incentive stock plan. As a percentage of revenues, selling, general and administrative expenses


                                     III-8

                               RAINBOW MEDIA GROUP

increased 12% during the 2001 period as compared to the 2000 period. Excluding the effects of the incentive stock plan and Year 2000 remediation costs, such costs as a percentage of revenues increased 7%.

Depreciation and amortization expense increased $0.3 million (3%) for the three months ended March 31, 2001 over the comparable period in 2000 primarily due to the net effect of the Transactions.

Net interest expense increased $1.8 million (16%) for the three months ended March 31, 2001 compared to the comparable period in 2000. The net increase is primarily attributable to higher debt balances.

Equity in net loss of affiliates decreased to $1.5 million for the three months ended March 31, 2001 from $1.8 million in the comparable 2000 period. Such amounts consist of RMG's share of the net profits and losses of certain programming businesses, primarily regional and national sports programming companies and a national advertising company, in which Rainbow Holdings has varying minority ownership interests.

Loss on investments for the three months ended March 31, 2001 represents an other-than-temporary decline in the fair value of RMG's investment in Salon.com.

Write off of deferred financing costs of $6.4 million in 2001 consists principally of costs written off in connection with the termination of a credit agreement.

Liquidity and Capital Resources

Refer to Cablevision Systems Corporation's Management's Discussion and Analysis of Financial Condition and Results of Operations filed as part of this document for a discussion of RMG's liquidity and capital resources.

Operating Activities

Cash used in operating activities amounted to $4.5 million for the three months ended March 31, 2001 compared to $11.7 million for the three months ended March 31, 2000. The 2001 cash used in operating activities consisted of a net decrease in cash resulting from changes in assets and liabilities of $26.3 million, partially offset by net income of $21.8 million before depreciation, amortization and other non-cash items.

The 2000 cash used in operating activities consisted of a net decrease in cash resulting from changes in assets and liabilities of $37.5 million, partially offset by net income of $25.8 million before depreciation, amortization and other non-cash items.


                                     III-9

                               RAINBOW MEDIA GROUP

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2001 was $1.8 million compared to $0.6 million for the three months ended March 31, 2000 and consisted solely of capital expenditures in both periods.

Financing Activities

Net cash provided by financing activities amounted to $7.4 million for the three months ended March 31, 2001 compared to $12.2 million for the three months ended March 31, 2000. In 2001, financing activities consisted of net contributions from CNYG of $8.1 million and $2.3 million of net proceeds from bank debt, partially offset by additions to deferred financing costs of $2.0 million and other net cash payments aggregating $1.1 million.

In 2000, financing activities consisted of net proceeds from bank debt of $21.5 million, partially offset by $8.1 million of net distributions to CNYG and $1.1 million of payments on capital lease obligations.


                                     III-10

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                        CONDENSED COMBINED BALANCE SHEETS
                             (Dollars in thousands)

                                                        March 31,   December 31,
                                                           2001        2000
                                                           ----        ----
                                                       (Unaudited)
ASSETS
Cash and cash equivalents ..........................   $   96,871   $    37,912
Accounts receivable trade (less allowance for
   doubtful accounts of $26,526 and $26,933) .......      221,468       229,151
Notes and other receivables ........................      145,121       139,641
Inventory, prepaid expenses and other assets .......      334,710       285,882
Property, plant and equipment, net .................    3,454,226     3,223,485
Investments in affiliates ..........................       34,618        43,471
Investment securities ..............................      951,543       811,046
Investment securities pledged as collateral ........      690,198            --
Other investments ..................................      126,727       116,940
Derivative contracts ...............................       16,595            --
Advances to affiliates .............................      405,505       388,208
Net assets held for sale ...........................           --       309,423
Franchises, net of accumulated amortization of
   $813,070 and $777,526 ...........................      387,659       422,900
Affiliation and other agreements, net of accumulated
   amortization of $199,401 and $205,450 ...........       46,734        64,143
Excess costs over fair value of net assets acquired
   and other intangible assets, net of accumulated
   amortization of $842,035 and $790,932 ...........    2,126,304     1,605,808
Deferred financing, acquisition and other costs,
   net of accumulated amortization of $57,067
   and $54,945 .....................................      125,874       108,679
                                                       ----------   -----------
                                                       $9,164,153   $ 7,786,689
                                                       ==========   ===========
LIABILITIES AND GROUP DEFICIENCY
Accounts payable ...................................   $  392,614   $   423,500
Accrued liabilities ................................      942,095       997,970
Accounts payable to affiliates .....................       47,708        50,403
Contract obligations ...............................       75,812        78,511
Deferred revenue ...................................      191,853       222,806
Deferred tax liability .............................      216,538            --
Liabilities under derivative contracts .............       15,581            --
Bank debt ..........................................      997,652     2,319,661
Collateralized indebtedness ........................      705,902            --
Senior notes and debentures ........................    3,690,149     2,693,208
Subordinated notes and debentures ..................    1,050,560     1,048,648
Capital lease obligations and other debt ...........       77,076        84,508
                                                       ----------   -----------
    Total liabilities ..............................    8,403,540     7,919,215
Series H Redeemable Exchangeable Preferred Stock ...      434,181       434,181
Series M Redeemable Exchangeable Preferred Stock ...    1,110,113     1,110,113
Commitments and contingencies
Group deficiency ...................................     (783,681)   (1,676,820)
                                                       ----------   -----------
                                                       $9,164,153   $ 7,786,689
                                                       ==========   ===========

                            See accompanying notes to
                    condensed combined financial statements.

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                   CONDENSED COMBINED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2001 and 2000
                             (Dollars in thousands)
                                   (Unaudited)

                                                                2001          2000
                                                                ----          ----
Revenues, net (including retail electronics
   sales of $150,863 and $136,656) .......................   $  918,142    $ 942,986
                                                             ----------    ---------

Operating expenses:
   Technical and operating ...............................      398,001      402,475
   Retail electronics cost of sales.......................      121,129      112,453
   Selling, general and administrative ...................      231,209      169,765
   Depreciation and amortization .........................      237,950      223,632
                                                             ----------    ---------
                                                                988,289      908,325
                                                             ----------    ---------

   Operating income (loss) ...............................      (70,147)      34,661
                                                             ----------    ---------

Other income (expense):
   Interest expense ......................................     (124,185)    (121,391)
   Interest income .......................................        2,711        1,814
   Equity in net loss of affiliates ......................       (3,516)        (529)
   Gain on sale of cable assets, net .....................    1,433,492           --
   Gain on investments, net ..............................      214,832           --
   Miscellaneous, net ....................................       (4,109)        (149)
                                                             ----------    ---------
                                                              1,519,225     (120,255)
                                                             ----------    ---------

Income (loss) before income taxes and
   dividend requirements .................................    1,449,078      (85,594)

   Income tax expense ....................................     (286,245)          --
                                                             ----------    ---------

Net income (loss) before dividend requirements ...........    1,162,833      (85,594)

   Dividend requirements applicable to preferred stock ...      (43,629)     (39,703)
                                                             ----------    ---------

Net income (loss) ........................................   $1,119,204    $(125,297)
                                                             ==========    =========

                            See accompanying notes to
                    condensed combined financial statements.

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                   CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2001 and 2000
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                 2001           2000
                                                                                 ----           ----
Cash flows from operating activities:
   Net income (loss) .....................................................   $ 1,162,833    $   (85,594)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
        Depreciation and amortization ....................................       237,950        223,632
        Equity in net loss of affiliates .................................         3,516            529
        Gain on sale of cable assets, net ................................    (1,433,492)            --
        Gain on investments, net .........................................      (214,832)            --
        (Gain) loss on sale of equipment, net ............................           681            (50)
        Amortization of deferred financing and debenture discount ........         2,197          1,250
        Non-cash expenses attributed to RMG ..............................        (9,990)        (1,417)
        Change in assets and liabilities, net of effects of dispositions .        83,146       (138,645)
                                                                             -----------    -----------
     Net cash used in operating activities ...............................      (167,991)          (295)
                                                                             -----------    -----------

Cash flows from investing activities:
   Capital expenditures ..................................................      (329,029)      (202,755)
   Payments for acquisitions, net of cash acquired .......................            --       (106,183)
   Net proceeds from sale of cable assets ................................       293,153             --
   Proceeds from sale of equipment .......................................           302             84
   (Increase) decrease in investments in affiliates, net .................         6,388        (15,138)
   Increase in investment securities and other investments ...............       (14,807)            --
   Additions to intangible assets ........................................          (303)           (92)
                                                                             -----------    -----------
     Net cash used in investing activities ...............................       (44,296)      (324,084)
                                                                             -----------    -----------

Cash flows from financing activities:
   Net proceeds from (repayments of) bank debt ...........................    (1,324,426)       314,182
   Preferred stock dividends .............................................       (43,629)            (4)
   Issuance of Cablevision common stock ..................................         5,280          4,443
   Issuance of senior notes ..............................................       996,790             --
   Net proceeds from collateralized indebtedness .........................       673,635             --
   Payments on capital lease obligations and other debt ..................        (8,956)        (8,127)
   Additions to deferred financing and other costs .......................       (19,322)        (5,458)
   Net capital distributions (contributions) to RMG ......................        (8,126)         8,110
                                                                             -----------    -----------
     Net cash provided by financing activities ...........................       271,246        313,146
                                                                             -----------    -----------

Net increase (decrease) in cash and cash equivalents .....................        58,959        (11,233)

Cash and cash equivalents at beginning of year ...........................        37,912         62,560
                                                                             -----------    -----------

Cash and cash equivalents at end of period ...............................   $    96,871    $    51,327
                                                                             ===========    ===========

                            See accompanying notes to
                    condensed combined financial statements.

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed combined financial statements of Cablevision NY Group ("CNYG") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Note 2. Responsibility for Interim Financial Statements

The financial statements as of and for the three months ended March 31, 2001 and 2000 presented here are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The interim financial statements should be read in conjunction with the audited combined financial statements and notes thereto included in Cablevision Systems Corporation's ("Cablevision") Annual Report on Form 10-K for the year ended December 31, 2000.

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2001.

Note 3. Reclassifications

Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

Note 4. Cash Flows

For purposes of the combined statements of cash flows, CNYG considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. CNYG paid cash interest of approximately $151,173 and $134,486 during for the three months ended March 31, 2001 and 2000, respectively, and paid income taxes of approximately $20,809 for the three months ended March 31, 2001.

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

CNYG's noncash investing and financing activities and other supplemental data are presented below:

                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                            2001         2000
                                                                            ----         ----
      Capital lease obligations .......................................   $  1,525    $  16,601
      Distributions from (contributions to) equity method
         investees attributed to RMG ..................................      3,059       (1,772)
      Net payments on indebtedness attributed to RMG ..................    (22,608)     (92,955)
      Payments of interest attributed to RMG ..........................     (7,790)      (3,803)
      Payments of stock plan obligations attributed to RMG ............     (7,228)      (5,916)
      Payments for acquisitions attributed to RMG, net of cash acquired
         (including the repayment of bank debt of $20,078) ............         --     (126,261)
      Receipt of marketable securities in connection with
         the sale of cable assets .....................................    893,500           --

Note 5. Transaction

In January 2001, CSC Holdings, Inc. ("CSC Holdings") completed the sale of its cable systems in Boston and eastern Massachusetts to AT&T Corporation ("AT&T") in exchange for AT&T's cable systems in certain northern New York suburbs, 44,260,932 shares of AT&T stock, valued at approximately $893,500 at closing, and approximately $293,200 in cash. CNYG recognized a gain of approximately $1,445,000.

The acquisition of the cable systems from AT&T was accounted for as a purchase with the operations of the acquired systems being consolidated with those of CNYG as of the acquisition date. The purchase price will be allocated to the specific assets acquired when an independent appraisal is obtained.

CNYG classified the shares of AT&T common stock as trading securities and for the three months ended March 31, 2001 recorded a gain on investments of $49,240 as a result of the increase in the fair value of such securities.

Note 6. Income Taxes

Income tax expense for the three months ended March 31, 2001 of $286,245 differs from the statutory rate principally due to the utilization of net operating loss carry forwards.

Note 7. Derivatives

Effective January 1, 2001, CNYG adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, ("SFAS 133"). The statement requires that all derivative financial instruments, such as interest rate swap contracts, be recognized in the financial statements and measured at fair value regardless of the

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

purpose or intent for holding them. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized as a component of comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

To manage interest rate risk, CNYG has from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or convert fixed rate borrowings to variable rate to provide an economic hedge against the risk of higher borrowing costs in a declining interest rate environment. As of March 31, 2001, CNYG had interest rate swap agreements to pay floating rates of interest with a total notional value of $250,000. The swap agreements had a fair value of approximately $5,178 at March 31, 2001 and are reflected in the accompanying combined balance sheets. These agreements have not been designated as hedges for accounting purposes. As a result, the increase in the fair value of the swap agreements for the three months ended March 31, 2001 of approximately $3,198 is reflected in other income (expense): miscellaneous in the accompanying combined statements of operations.

CNYG has also entered into various transactions to provide an economic hedge against equity price risk on certain of its stock holdings. As of March 31, 2001, CNYG had monetized all of its stock holdings in Charter Communications Inc. ("Charter") and Adelphia Communications Corporation ("Adelphia") through the execution of prepaid forward contracts, collateralized by an equivalent amount of the respective underlying stock. Such contracts set a floor and ceiling on CNYG's participation in changes in the underlying stock prices, thus eliminating downside exposure to market risk while providing for upside appreciation potential to the respective ceiling price. At maturity, the contracts provide for the option to deliver cash or shares of Charter or Adelphia stock (as the case may be), with a value determined by reference to the applicable stock price at maturity. CNYG received proceeds of $673,635, net of prepaid interest of $32,267, upon execution of these contracts. Such contracts have not been designated as hedges for accounting purposes. Therefore, the fair values of the forward contracts have been reflected in the accompanying combined balance sheets and the net decrease in the fair values of the equity derivative component of the prepaid forward contracts of $4,163 is included in other income (expense): miscellaneous in the accompanying combined statements of operations. With the adoption of SFAS 133, the shares of Charter and Adelphia common stock were reclassified from securities available-for-sale to trading securities. As a result, CNYG recorded a gain on investments of $286,440 representing the accumulated unrealized gains as of January 1, 2001. For the three months ended March 31, 2001, CNYG recorded a loss on investments of $120,848 representing the decrease in the fair value of such securities for the period.

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

Note 8. Debt

In March 2001, CSC Holdings issued $1,000,000 face amount of 7-5/8% senior notes due 2011. The notes were issued at a discount of $3,210. The net proceeds were used to reduce bank debt outstanding. The notes are not redeemable by CSC Holdings prior to maturity.

Note 9. At Home

As of March 31, 2001 and 2000, deferred revenue derived from the receipt of At Home warrants, net of amortization taken, amounted to approximately $82,769 and $146,419, respectively. For the three months ended March 31, 2001 and 2000, CNYG recognized approximately $18,705 and $15,000, respectively, of this deferred revenue.

In April 2001, Excite@Home announced it had decided to terminate its relationship with Cablevision and that it would seek to recover the At Home warrants previously issued to Cablevision. On April 25, 2001, At Home Corporation ("At Home") commenced a lawsuit in the Court of Chancery of the State of Delaware alleging that Cablevision had breached its obligations under certain agreements with At Home. The suit seeks a variety of remedies including: recision of the agreements between At Home and Cablevision and cancellation of all warrants currently held by Cablevision, damages, and/or an order prohibiting Cablevision from continuing to offer its Optimum Online service and requiring it to convert its Optimum Online customers to the Optimum@Home service and to roll out the Optimum@Home service. Cablevision intends to vigorously contest this lawsuit. Cablevision currently holds warrants to purchase 20,462,596 shares of At Home common stock, exercisable at a price of $0.25 per share.

Note 10. Segment Information

CNYG's reportable segments are strategic business units that are managed separately. CNYG evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income or loss before depreciation and amortization, incentive stock plan income or expense and the costs of Year 2000 remediation).

                                                    Three Months Ended
                                                         March 31,
                                                         ---------
                                                    2001           2000
                                                    ----           ----
      Revenues
      Telecommunication Services ...........     $ 542,987      $ 567,068
      MSG ..................................       216,899        224,298
      Retail Electronics ...................       150,863        136,656
      All Other ............................        44,047         46,363
      Intersegment Eliminations ............       (36,654)       (31,399)
                                                 ---------      ---------
               Total .......................     $ 918,142      $ 942,986
                                                 =========      =========

      Adjusted Operating Cash Flow
      Telecommunication Services ...........     $ 214,561      $ 238,666
      MSG ..................................        15,368         23,016
      Retail Electronics ...................       (17,392)       (17,888)
      All Other ............................       (25,055)       (20,960)
                                                 ---------      ---------
               Total .......................     $ 187,482      $ 222,834
                                                 =========      =========

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

A reconciliation of reportable segment amounts to the combined balances is as follows:

                                                              Three Months Ended
                                                                   March 31,
                                                          --------------------------
                                                              2001           2000
                                                              ----           ----
      Revenue
      Total revenue for reportable segments ...........   $   910,749    $   928,022
      Other revenue and intersegment eliminations .....         7,393         14,964
                                                          -----------    -----------
               Total consolidated revenue .............   $   918,142    $   942,986
                                                          -----------    -----------

      Adjusted Operating Cash Flow to Net Loss
      Total adjusted operating cash flow for
            reportable segments .......................   $   212,537    $   243,794
      Other adjusted operating cash flow deficit ......       (25,055)       (20,960)
      Items excluded from adjusted operating cash flow:
            Depreciation and amortization .............      (237,950)      (223,632)
            Incentive stock plan income (expense) .....       (19,679)        37,970
            Year 2000 remediation .....................            --         (2,511)
            Interest expense ..........................      (124,185)      (121,391)
            Interest income ...........................         2,711          1,814
            Equity in net loss of affiliates ..........        (3,516)          (529)
            Gain on sale of cable assets, net .........     1,433,492             --
            Gain on investments, net ..................       214,832             --
            Miscellaneous, net ........................        (4,109)          (149)
                                                          -----------    -----------
                  Income (loss) before income taxes
                       and dividend requirements ......   $ 1,449,078    $   (85,594)
                                                          ===========    ===========

Substantially all revenues and assets of CNYG's reportable segments are attributed to or located in the United States.

CNYG does not have a single external customer which represents 10 percent or more of its combined revenues.

Note 11. Comprehensive Income

Other comprehensive income for the three months ended March 31, 2001 of $3,765 represents unrealized net gains on available-for-sale securities.

Note 12. Subsequent Event

Rainbow Holdings holds a 50% interest in R/L DBS Company LLC ("R/L DBS"), a joint venture with Loral Space and Communications, Ltd. ("Loral"). R/L DBS holds certain frequencies granted by the FCC for the operation of a direct broadcast satellite business.

In December 2000, the FCC granted an extension to R/L DBS' construction permit relating to the DBS frequencies held by R/L DBS. The extension requires the launch of a satellite and commencement of service offerings by not later than December 29, 2003, with specified six month interim construction milestones, non-compliance with which will result in the forfeiture of the construction permit. R/L DBS has selected a satellite manufacturer for the construction of a satellite scheduled to be delivered in May 2003.
R/L DBS plans to make payments to the manufacturer in the quarter ending
June 30, 2001 aggregating approximately $35,000. Cablevision continues to evaluate the scope of its pursuit of a direct broadcast satellite business, including exploring opportunities for strategic partnerships for R/L DBS. The contract with the manufacturer will permit R/L DBS to terminate at its option at any time and receive a refund of a portion of amounts paid through the date of such termination.

                              CABLEVISION NY GROUP

Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Transactions

2001 Transaction. In January 2001, CSC Holdings, Inc. ("CSC Holdings") completed the sale of its cable systems in Boston and eastern Massachusetts to AT&T Corporation ("AT&T") in exchange for cable television systems of AT&T in certain northern New York suburbs and for AT&T common stock and cash.

2000 Transactions. In September 2000, CSC Holdings completed the sale of its cable television system serving Kalamazoo, Michigan and in November 2000, CSC Holdings completed the sale of cable television systems in the greater Cleveland, Ohio metropolitan area.

In August 2000, Rainbow Media Holdings, Inc. ("Rainbow Holdings") purchased the remaining interests in News 12 New Jersey LLC that it did not already own from Newark Morning Ledger Co.

The above transactions, completed in 2001 and 2000, are collectively referred to as the "Transactions."

Results of Operations - Cablevision NY Group

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA

                                                        Three Months Ended March  31,
                                                 ----------------------------------------
                                                           2001                2000
                                                 --------------------  ------------------   (Increase)
                                                             % of Net            % of Net    Decrease
                                                   Amount    Revenues    Amount  Revenues  in Net Loss
                                                   ------    --------    ------  --------  -----------
                                                                (Dollars in thousands)
Revenues, net ................................   $  918,142    100%    $942,986    100%    $  (24,844)

Operating expenses:
   Technical and operating ...................      398,001     43      402,475     43          4,474
   Retail electronics cost of sales ..........      121,129     13      112,453     12         (8,676)
   Selling, general & administrative .........      231,209     25      169,765     18        (61,444)
   Depreciation and amortization .............      237,950     26      223,632     24        (14,318)
                                                 ----------            --------            ----------
Operating income (loss) ......................      (70,147)    (8)      34,661      4       (104,808)
Other income (expense):
   Interest expense, net .....................     (121,474)   (13)    (119,577)   (13)        (1,897)
   Equity in net loss of affiliates ..........       (3,516)    --         (529)    --         (2,987)
   Gain on sale of cable assets, net .........    1,433,492    156           --     --      1,433,492
   Gain on investments, net ..................      214,832     23           --     --        214,832
   Miscellaneous, net ........................       (4,109)    --         (149)    --         (3,960)
                                                 ----------            --------            ----------
Income (loss) before income taxes and dividend
   requirements ..............................    1,449,078    158      (85,594)    (9)     1,534,672
   Income tax expense ........................     (286,245)   (31)          --     --       (286,245)
                                                 ----------            --------            ----------
Net income (loss) before dividend requirements    1,162,833    127      (85,594)    (9)     1,248,427
   Dividend requirements applicable to
   preferred stock ...........................      (43,629)    (5)     (39,703)    (4)        (3,926)
                                                 ----------            --------            ----------
Net income (loss) ............................   $1,119,204    122%   $(125,297)   (13)%   $1,244,501
                                                 ==========            ========            ==========

                              CABLEVISION NY GROUP

Comparison of Three Months Ended March 31, 2001 Versus Three Months Ended March 31, 2000

Combined Results

Revenues for the three months ended March 31, 2001 decreased $24.8 million (3%) as compared to revenues for the comparable period in the prior year. Approximately $72.8 million (8%) of the decrease was attributable to the Transactions; approximately $10.2 million (1%) resulted from decreases in revenue from Cablevision NY Group's ("CNYG") programming and entertainment services, including Madison Square Garden; and approximately $4.9 million (1%) resulted from decreases in various other revenue sources. These decreases were partially offset by increases of approximately $26.1 million (3%) due to increases in revenue derived from the developing modem business (averaging 211,000 increased modem customers), the developing telephone business and deferred revenue recognized in connection with the warrants previously received from At Home; approximately $15.1 million (2%) resulted from higher revenue per cable television subscriber; approximately $14.2 million (1%) resulted from higher retail electronics revenues; and approximately $7.7 million (1%) was attributable to internal growth of 54,095 in the average number of cable television subscribers during the year.

Technical and operating expenses for the three months ended March 31, 2001 decreased $4.5 million (1%) over the 2000 amount. The net change consisted of a decrease of approximately $30.4 million (8%) attributable to the Transactions, partially offset by increased costs of approximately $25.9 million (7%) directly associated with the growth in revenues and subscribers discussed above. As a percentage of revenues, technical and operating expenses remained relatively constant during the 2001 period as compared to 2000 period.

Retail electronics cost of sales amounted to approximately $121.1 million (80% of retail electronics sales) for the three months ended March 31, 2001 compared to approximately $112.5 million (82% of retail electronics sales) for the comparable period in 2000. Cost of sales includes the cost of merchandise sold, including freight costs incurred, as well as store occupancy and buying costs for the retail electronics segment.

Selling, general and administrative expenses increased $61.4 million (36%) for the three months ended March 31, 2001 as compared to the comparable period in 2000. The change from the prior year period resulted from increases of approximately $54.2 million (32%) reflecting higher charges attributed to CNYG related to an incentive stock plan, approximately $20.3 million (12%) resulted from higher administrative, sales and marketing and customer service costs primarily attributable to CNYG's developing modem business, partially offset by decreases of approximately $10.9 million (7%) directly attributable to the Transactions and approximately $2.2 million (1%) due to lower Year 2000 remediation costs. As a percentage of revenues, selling, general and administrative expenses increased 7% in the 2001 period compared to the 2000 period. Excluding the effects of the incentive stock plan and Year 2000 remediation costs, as a percentage of revenues such costs increased 1% during the 2001 period as compared to 2000.

Operating profit before depreciation and amortization decreased $90.5 million (35%) to $167.8 million for the three months ended March 31, 2001 from $258.3 million for the comparable

                              CABLEVISION NY GROUP

period in 2000. Approximately $54.2 million (21%) of the decrease resulted from higher costs attributed to CNYG related to an incentive stock plan and approximately $36.3 million (14%) resulted from the combined effect of the revenue and expense changes discussed above. Operating profit before depreciation and amortization is presented here to provide additional information about CNYG's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income (loss) and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

Depreciation and amortization expense increased $14.3 million (6%) for the three months ended March 31, 2001 as compared to the same period in 2000. Approximately $23.8 million (11%) resulted primarily from depreciation on new plant assets, partially offset by a decrease of $9.5 million (5%) directly attributable to the Transactions.

Net interest expense increased $1.9 million (2%) for the three months ended March 31, 2001 compared to the same period in 2000. The net increase is primarily attributable to generally higher interest rates.

Equity in net loss of affiliates increased to $3.5 million for the three months ended March 31, 2001 from $0.5 million in the 2000 period. Such amounts consist of CNYG's share of the net profits and losses of certain programming businesses and a personal communications services business in which Cablevision has varying minority ownership interests.

Gain on sale of cable assets, net for the three months ended March 31, 2001 consists primarily of the gain recognized on the disposition of CNYG's cable television systems in Massachusetts.

Gain on investments, net for the three months ended March 31, 2001 consists of a gain of approximately $286.4 million recognized in connection with the reclassification of CNYG's shares of Charter Communications, Inc. ("Charter") and Adelphia Communications Corporation ("Adelphia") common stock from securities available-for-sale to trading securities upon the adoption of SFAS 133 on January 1, 2001. In addition, CNYG recorded a gain on investments of $49.2 million as a result of the increase in the fair value of the shares of AT&T Corporation common stock, partially offset by a loss of $120.8 million as a result of the decrease in the fair value of the Charter and Adelphia common stock for the three months ended March 31, 2001.

Income tax expense for the three months ended March 31, 2001 of $286.2 million resulted principally from the gain recognized in connection with the sale of cable television systems in Massachusetts and the gain on investments discussed above.

                              CABLEVISION NY GROUP

Business Segments Results

CNYG classifies its business interests into three segments: Telecommunication Services, consisting principally of its cable television, telephone and modem services operations; Madison Square Garden, which owns and operates professional sports teams, regional cable television networks, live productions and entertainment venues; and Retail Electronics, which represents the operations of Cablevision Electronics Investments, Inc.'s retail electronics stores. CSC Holdings allocates certain costs to each segment based upon their proportionate estimated usage of services. The financial information for the segments does not include inter-segment eliminations.

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

Operating Activities

Cash used in operating activities amounted to $168.0 million for the three months ended March 31, 2001 compared to $.3 million for the three months ended March 31, 2000. The 2001 cash used in operating activities consisted primarily of a loss before depreciation, amortization and other non-cash items of $251.1 million, partially offset by a net increase in cash resulting from changes in assets and liabilities of $83.1 million.

The 2000 cash used in operating activities consisted primarily of a net decrease in cash resulting from changes in assets and liabilities of $138.6 million, partially offset by $138.3 million of income before depreciation, amortization and other non-cash items.

                              CABLEVISION NY GROUP

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2001 was $44.3 million compared to $324.1 million for the three months ended March 31, 2000. The 2001 investing activities consisted of $329.0 million of capital expenditures and other net cash payments of $8.5 million, partially offset by net proceeds of $293.2 million from the sale of cable assets and programming interests.

The 2000 investing activities consisted of $202.8 million of capital expenditures, $106.2 million of payments for acquisitions and other net cash payments of $15.1 million.

Financing Activities

Cash provided by financing activities amounted to $271.2 million for the three months ended March 31, 2001 compared to $313.1 million for the three months ended March 31, 2000. In 2001, financing activities consisted primarily of $996.8 million from the issuance of senior notes, $673.6 million of proceeds from collateralized indebtedness, partially offset by net repayments of bank debt of $1,324.4 million and other net cash payments aggregating $74.8 million.

In 2000, financing activities consisted primarily of $314.2 million from the net proceeds from bank debt and $8.1 million of capital contributions from RMG, partially offset by other net cash payments aggregating $9.2 million.