Form 10-K/A
period 2000-12-31
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS INC
filed 2001-07-16
CIK 1053112, 784681

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

The following businesses and interests owned by Cablevision have been attributed to CNYG:

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

The Company disclaims any obligation to update or revise the forward-looking statements contained or incorporated by reference herein except as otherwise required by applicable federal securities laws.

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

For information required by Item 8, refer to the Index to Financial Statements on page 51.

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

      3.    The Index to Exhibits is on page 44.

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
                                                       =======         =======         ======         ========          =======


                                      (42)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this amendment to the report to be signed on their behalf by the undersigned, thereunto duly authorized on the 13th day of July, 2001.

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


                                      (43)

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


                                      (44)

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


                                      (45)

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


                                      (46)

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


                                      (47)

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


                                      (48)

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


                                      (49)

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


                                      (50)

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


                                      (51)

                     INDEX TO FINANCIAL STATEMENTS (cont'd.)
                                                                           Page
                                                                           ----
RAINBOW MEDIA GROUP

Management's Discussion and Analysis of Financial Condition
      and Results of Operations ..........................................III-1

Combined Financial Statements
      Independent Auditors' Report .......................................III-7
      Combined Balance Sheets - December 31, 2000 and 1999 ...............III-8
      Combined Statements of Operations - years
          ended December 31, 2000, 1999 and 1998 .........................III-10
      Combined Statements of Changes in Combined Attributed
          Net Assets - years ended December 31, 2000, 1999 and 1998 ......III-11
      Combined Statements of Cash Flows - years ended
          December 31, 2000, 1999 and 1998 ...............................III-12
      Notes to Combined Financial Statements .............................III-13

CABLEVISION NY GROUP

Management's Discussion and Analysis of Financial Condition
      and Results of Operations ..........................................IV-1

Combined Financial Statements
      Independent Auditors' Report .......................................IV-11
      Combined Balance Sheets - December 31, 2000 and 1999 ...............IV-12
      Combined Statements of Operations - years
          ended December 31, 2000, 1999 and 1998 .........................IV-13
      Combined Statements of Changes in Combined Attributed Net Assets
          - years ended December 31, 2000, 1999 and 1998 .................IV-14
      Combined Statements of Cash Flows - years ended
          December 31, 2000, 1999 and 1998 ...............................IV-15
      Notes to Combined Financial Statements .............................IV-17

RMG and CNYG are integral businesses of Cablevision, they are not separate legal entities and, as such, do not own any assets.

However, CNYG common stock and RMG tracking stock are intended to reflect the separate economic performance of the businesses they track. Consequently, we have included separate financial statements for each Group to provide you with additional financial disclosure relating to each Group separately. Each of the RMG and CNYG combined financial statements is intended to reflect the assets, liabilities, revenues and expenses that Cablevision has attributed to RMG and CNYG, as well as certain allocations deemed reasonable by management, to present the combined financial position and results of operations of each of RMG and CNYG as if they were separate entities for all periods presented. However, primarily as a result of allocations and inter-group related party transactions, these separate financial statements may not necessarily reflect the combined financial position and results of operations of RMG and CNYG had they operated as separate stand-alone entities during the periods presented.

Even though Cablevision has attributed certain assets, liabilities, revenue and cash flows to RMG and CNYG, holders of CNYG common stock and RMG tracking stock have no direct financial or ownership interest in the businesses and interests attributed to each Group and therefore will continue to be subject to risks associated with an investment in a single corporation and in all of Cablevision's businesses, assets and liabilities.


                                      (52)

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

In the quarter ended December 31, 2000, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The adoption of SAB 101 had an insignificant impact on the results of operations.

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

The net assets held for sale as of December 31, 2000 were disposed of in January 2001. Refer to Note 16.

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

The Company's net operating loss carry forwards expire as follows:

                                                                 Rainbow
                                        Cablevision           Media Holdings
                                        -----------           --------------
                        2001             $         -            $  16,802
                        2002                       -               24,357
                        2003                       -                6,267
                        2004                       -               50,426
                        2005                       -               31,035
                        2006                       -               80,379
                        2007                       -               21,068
                        2008                 102,897               18,640
                        2009                 130,340               60,129
                        2010                 125,748               61,505
                  Thereafter                 680,807              386,425
                                         -----------            ---------
                                         $ 1,039,792            $ 757,033
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

Based upon the weight of the available evidence, principally the Company's history of significant operating losses, the Company has provided a valuation allowance against its net deferred tax assets as it does not believe that realization of the related benefits is more likely than not.

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

In 1996, Rainbow Media Holdings invested in a joint venture formed with a subsidiary of Loral Space and Communications, Ltd. for the purpose of exploiting certain direct broadcast satellite ("DBS") frequencies. Rainbow Media Holdings also contributed to the joint venture its interest in certain agreements with the licensee of such frequencies. Rainbow Media Holdings' investment amounted to $1,188 and $386 at December 31, 2000 and 1999, respectively. The Federal Communications Commission's ("FCC") construction permit relating to the DBS frequencies was originally scheduled to expire in August 1999. As it was not possible for the Company to construct and launch a satellite before such date due to evolving technology and regulatory issues, the Company determined that it could no longer recover its initial investment in the joint venture and wrote down this investment by $15,100 in the first quarter of 1999. However, in the third quarter of 1999, the joint venture filed a request for an extension of the construction permit with the FCC. Based upon communications with the FCC, management considered the receipt of such extension to be likely and as a result additional investments in the joint venture were deemed recoverable.

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

On March 29, 2001, the Company distributed a new series of common stock called Rainbow Media Group tracking stock. The new series is intended to track the economic performance of the businesses and interests of the Rainbow Media Group ("RMG"), which are currently part, but not all, of the Company's Rainbow Media Holdings subsidiary. The tracking stock was distributed to holders of the Company's common stock at a ratio of one share of RMG for every two shares of the Company's common stock held. The Company's existing common stock was redesignated as Cablevision NY Group common stock.

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

The net assets held for sale as of December 31, 2000 were disposed of in January 2001. Refer to Note 16.

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

The Company's net operating loss carry forwards expire as follows:

                                                                 Rainbow
                                       CSC Holdings          Media Holdings
                                       ------------          --------------
                        2001             $         -            $  16,802
                        2002                       -               24,357
                        2003                       -                6,267
                        2004                       -               50,426
                        2005                       -               31,035
                        2006                       -               80,379
                        2007                       -               21,068
                        2008                 102,897               18,640
                        2009                 130,340               60,129
                        2010                 125,748               61,505
                  Thereafter                 680,807              386,425
                                         -----------            ---------
                                         $ 1,039,792            $ 757,033
                                         ===========            =========

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

Based upon the weight of the available evidence, principally the Company's history of significant operating losses, the Company has provided a valuation allowance against its net deferred tax assets as it does not believe that realization of the related benefits is more likely than not.

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

In 1996, Rainbow Media Holdings invested in a joint venture formed with a subsidiary of Loral Space and Communications, Ltd. for the purpose of exploiting certain direct broadcast satellite ("DBS") frequencies. Rainbow Media Holdings also contributed to the joint venture its interest in certain agreements with the licensee of such frequencies. Rainbow Media Holdings' investment amounted to $1,188 and $386 at December 31, 2000 and 1999, respectively. The Federal Communications Commission's ("FCC") construction permit relating to the DBS frequencies was originally scheduled to expire in August 1999. As it was not possible for the Company to construct and launch a satellite before such date due to evolving technology and regulatory issues, the Company determined that it could no longer recover its initial investment in the joint venture and wrote down this investment by $15,100 in the first quarter of 1999. However, in the third quarter of 1999, the joint venture filed a request for an extension of the construction permit with the FCC. Based upon communications with the FCC, management considered the receipt of such extension to be likely and as a result additional investments in the joint venture were deemed recoverable.

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

On March 29, 2001, Cablevision distributed a new series of Cablevision common stock called Rainbow Media Group tracking stock. The new series is intended to track the economic performance of the businesses and interests of the Rainbow Media Group, which are currently part, but not all, of the Company's Rainbow Media Holdings subsidiary. The tracking stock was distributed to holders of Cablevision common stock at a ratio of one share of RMG for every two shares of Cablevision common stock held. Cablevision's common stock was redesignated as Cablevision NY Group common stock.

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

Impairment charges on investments for the year ended December 31, 2000 of $6.7 million represents an other-than-temporary decline in the fair value of Rainbow Media Holdings' investment in Salon.com.

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

We have also audited the accompanying combined balance sheets of Rainbow Media Group (a combination of certain assets and businesses of Cablevision, as described in Note 1) as of December 31, 2000 and 1999, and the related combined statements of operations, changes in combined attributed net assets and cash flows for each of the years in the three-year period ended December 31, 2000. These combined financial statements are the responsibility of Cablevision's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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


                                     III-8

                               RAINBOW MEDIA GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                             COMBINED BALANCE SHEETS
                           December 31, 2000 and 1999
                             (Dollars in thousands)
                                   (continued)

                                                         2000           1999
                                                         ----           ----
LIABILITIES AND COMBINED ATTRIBUTED NET ASSETS

Current liabilities:
   Bank debt, current ............................   $    35,771    $    53,773
   Note payable - parent .........................       270,475             --
   Current portion of capital lease obligations ..         4,471          4,381
   Accounts payable ..............................        50,597         45,051
   Accrued employee related costs ................        61,251         34,566
   Other accrued expenses ........................        26,784         17,224
   Accounts payable-affiliates ...................        44,460         28,648
   Note payable - affiliate ......................            --         90,000
   Feature film and contract rights payable ......        51,557         60,409
                                                     -----------    -----------
            Total current liabilities ............       545,366        334,052
Bank debt, long-term .............................       328,000        308,000
Feature film rights payable, long-term ...........       197,021        206,476
Capital lease obligations, long-term .............        25,194         29,236
Other long-term liabilities ......................        10,914             --
                                                     -----------    -----------
            Total liabilities ....................     1,106,495        877,764
Deficit investments in affiliates ................         2,367          2,966
Commitments and contingencies
Combined attributed net assets ...................      (265,073)      (237,754)
                                                     -----------    -----------
                                                     $   843,789    $   642,976
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


                                     III-10

                               RAINBOW MEDIA GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
        COMBINED STATEMENTS OF CHANGES IN COMBINED ATTRIBUTED NET ASSETS
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

The accompanying RMG combined financial statements are intended to reflect the assets, liabilities, revenues and expenses that Cablevision has attributed to RMG, as well as certain allocations deemed reasonable by management, to present the combined financial position and results of operations of RMG as if it were a separate entity for all periods presented. However, primarily as a result of allocations and inter-group related party transactions (Note 4), the financial information included herein may not necessarily reflect the combined financial position


                                     III-13

                               RAINBOW MEDIA GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

and results of operations of RMG had it operated as a separate stand-alone entity during the periods presented. The accompanying combined financial statements are not intended to present the amount available for dividends to holders of the RMG tracking stock.

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

Combined Attributed Net Assets

Combined Attributed Net Assets represents the aggregate interests of all stockholders, partners and members in the net assets or liabilities of all combined companies comprising RMG. Cablevision includes its share of such amount in its consolidated financial statements, after consideration of the minority interests of parties other than Cablevision.


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

Investments in Marketable Securities

RMG accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." RMG has classified such investments as available-for-sale. Accordingly, these investments are stated at fair value and unrealized holding gains and losses are included in accumulated other comprehensive income as a component of combined attributed net assets. In 2000, RMG recognized an impairment loss of $6,747 related to an other-than-temporary decline in the fair value of its investment in marketable securities. Accordingly, there are no unrealized gains or losses for the year ended December 31, 2000.

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

Corporate General and Administrative Costs

General and administrative costs, including costs of maintaining corporate headquarters, facilities and common support functions (such as human resources, legal, accounting, tax, audit, treasury, strategic planning, investor relations, information technology, etc.) have been allocated by Cablevision generally based upon specific usage measured by proportionate headcount or square footage. The remaining overhead, principally salaries of corporate executives, is allocated based upon management's estimate of the level of effort expended on each business unit based on historical trends. Such costs allocated to RMG amounted to $27,011, $18,369 and $14,404 for the years ended December 31, 2000, 1999 and 1998, respectively, and have been included in selling, general and administrative expenses.

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

The net operating loss carry forwards expire as follows:

                                          Rainbow
                                      Media Holdings               RMG
                                      --------------           -----------
                       2001             $  16,802              $  11,469
                       2002                24,357                 16,627
                       2003                 6,267                  4,278
                       2004                50,426                 34,422
                       2005                31,035                 21,185
                       2006                80,379                 54,869
                       2007                21,068                 14,382
                       2008                18,640                 12,724
                       2009                60,129                 41,046
                       2010                61,505                 41,985
                 Thereafter               386,425                 54,776
                                        ---------              ---------
                                        $ 757,033              $ 307,763
                                        =========              =========

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

We have also audited the accompanying combined balance sheets of Cablevision NY Group (a combination of certain assets and businesses of Cablevision, as described in Note 1) as of December 31, 2000 and 1999, and the related combined statements of operations, changes in combined attributed net assets and cash flows for each of the years in the three-year period ended December 31, 2000. These combined financial statements are the responsibility of Cablevision's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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


                                                                    /s/ KPMG LLP

Melville, New York
March 29, 2001

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                             COMBINED BALANCE SHEETS
                           December 31, 2000 and 1999
                             (Dollars in thousands)

                                                                           2000           1999
                                                                           ----           ----
ASSETS
0Cash and cash equivalents .........................................   $    37,912    $    62,560
Accounts receivable trade (less allowance for doubtful accounts of
    $26,933 and $26,231) ...........................................       229,151        179,354
Notes and other receivables ........................................       139,641        128,852
Inventory, prepaid expenses and other assets .......................       285,882        208,587
Property, plant and equipment, net .................................     3,223,485      2,703,221
Investments in affiliates ..........................................        43,471         13,991
Investment securities available-for-sale ...........................       811,046             --
Other investments ..................................................       116,940        256,442
Advances to affiliates .............................................       388,208        153,044
Net assets held for sale ...........................................       309,423        269,349
Franchises, net of accumulated amortization of
    $777,526 and $703,237 ..........................................       422,900        651,777
Affiliation and other agreements, net of accumulated amortization of
    $205,450 and $165,474 ..........................................        64,143        106,580
Excess costs over fair value of net assets acquired and other intangible assets, net of accumulated amortization of
    $790,932 and $673,702 ..........................................     1,605,808      1,779,062
Deferred financing, acquisition and other costs, net of
    accumulated amortization of $54,945 and $48,119 ................       108,679        116,493
                                                                       -----------    -----------
                                                                       $ 7,786,689    $ 6,629,312
                                                                       ===========    ===========
LIABILITIES AND COMBINED ATTRIBUTED NET ASSETS
Accounts payable ...................................................   $   423,500    $   365,362
Accrued liabilities:
      Interest .....................................................       119,014        114,972
      Employee related costs .......................................       365,220        429,359
      Other ........................................................       513,736        452,502
Accounts payable to affiliates .....................................        50,403         21,757
Contract obligations ...............................................        78,511        104,241
Deferred revenue ...................................................       222,806        274,043
Bank debt ..........................................................     2,319,661      1,892,714
Senior notes and debentures ........................................     2,693,208      2,692,602
Subordinated notes and debentures ..................................     1,048,648      1,048,513
Capital lease obligations and other debt ...........................        84,508         65,482
                                                                       -----------    -----------
      Total liabilities ............................................     7,919,215      7,461,547
Series H Redeemable Exchangeable Preferred Stock ...................       434,181        409,757
Series M Redeemable Exchangeable Preferred Stock ...................     1,110,113        994,754
Commitments and contingencies
Combined attributed net assets .....................................    (1,676,820)    (2,236,746)
                                                                       -----------    -----------
                                                                       $ 7,786,689    $ 6,629,312
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

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
        COMBINED STATEMENTS OF CHANGES IN COMBINED ATTRIBUTED NET ASSETS
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

The accompanying CNYG combined financial statements are intended to reflect the assets, liabilities, revenues and expenses that Cablevision has attributed to CNYG, as well as certain allocations deemed reasonable by management, to present the combined financial position and results of operations of CNYG as if it were a separate entity for all periods presented. However, primarily as a result of allocations and inter-group related party transactions (Note 3), the financial information included herein may not necessarily reflect the combined financial position

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

and results of operations of CNYG had it operated as a separate stand-alone entity during the periods presented. The accompanying combined financial statements are not intended to present the amount available for dividends to holders of the CNYG common stock.

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

Combined Attributed Net Assets

Combined attributed net assets represents the aggregate interests of all stockholders, partners and members in the net assets or liabilities of all combined companies comprising CNYG. Cablevision includes its share of such amount in its consolidated financial statements, after consideration of the interests of parties other than Cablevision.

Payments to (from) partners and stockholders appearing in the accompanying combined statements of group deficiency represent amounts exchanged with partners and stockholders of partnerships and companies comprising CNYG, primarily the redemption of ITT Corporation's interests in Madison Square Garden, L.P. ("MSG") in each of the years presented.

Revenue Recognition

CNYG recognizes cable television, internet access, telephony and programming revenues as services are provided to subscribers. Advertising revenues are recognized when commercials are telecast. Revenue from retail electronic sales is recognized upon delivery, with an appropriate

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

provision for returned merchandise based upon historical experience. Revenues derived from other sources are recognized when services are provided or events occur. In the quarter ended December 31, 2000, CNYG adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The adoption of SAB 101 had an insignificant impact on the results of operations.

Investments in Marketable Securities

CNYG accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." CNYG has classified such investments as available-for-sale. Accordingly, these investments are stated at fair value and unrealized holding gains and losses are included in accumulated other comprehensive income as a component of combined attributed net assets.

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

Corporate General and Administrative Costs

General and administrative costs, including costs of maintaining corporate headquarters, facilities and common support functions (such as human resources, legal, accounting, tax, audit, treasury, strategic planning, investor relations, information technology, etc.) have been allocated by Cablevision generally based upon specific usage measured by proportionate headcount or square footage. The remaining overhead, principally salaries of corporate executives, is allocated based upon management's estimate of the level of effort expended on each business unit based on historical trends. CNYG's allocated share of such costs amounted to $73,356, $64,778 and $47,341 for the years ended December 31, 2000, 1999 and 1998, respectively, and have been included in selling, general and administrative expenses.

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

In 1996, Rainbow Media Holdings invested in a joint venture formed with a subsidiary of Loral Space and Communications, Ltd. for the purpose of exploiting certain direct broadcast satellite ("DBS") frequencies. Rainbow Media Holdings also contributed to the joint venture its interest in certain agreements with the licensee of such frequencies. Rainbow Media Holdings' investment amounted to $1,188 and $386 at December 31, 2000 and 1999, respectively. The Federal Communications Commission's ("FCC") construction permit relating to the DBS frequencies was originally scheduled to expire in August 1999. As it was not possible to construct and launch a satellite before such date due to evolving technology and regulatory issues, CNYG determined that it could no longer recover its initial investment in the joint venture and wrote down this investment by $15,100 in the first quarter of 1999. However, in the third quarter of 1999, the joint venture filed a request for an extension of the construction permit with the FCC. Based upon communications with the FCC, management considered the receipt of such extension to be likely and as a result additional investments in the joint venture were deemed recoverable.

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

The net assets held for sale as of December 31, 2000 were disposed of in January 2001. Refer to Note 16.

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

The net operating loss carry forwards expire as follows:

                                                           Rainbow
                                    Cablevision         Media Holdings              RMG
                                    -----------         --------------              ---
                      2001          $         -             $  16,802             $  11,469
                      2002                    -                24,357                16,627
                      2003                    -                 6,267                 4,278
                      2004                    -                50,426                34,422
                      2005                    -                31,035                21,185
                      2006                    -                80,379                54,869
                      2007                    -                21,068                14,382
                      2008              102,897                18,640                12,724
                      2009              130,340                60,129                41,046
                      2010              125,748                61,505                41,985
                Thereafter              680,807               386,425                54,776
                                    -----------             ---------             ---------
                                    $ 1,039,792             $ 757,033             $ 307,763
                                    ===========             =========             =========

Based upon the weight of the available evidence, principally CNYG's history of significant operating losses, CNYG has provided a valuation allowance against its net deferred tax assets as it does not believe that realization of the related benefits is more likely than not.

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