Form 10-Q/A
period 2001-03-31
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS INC
filed 2001-07-16
CIK 1053112, 784681

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this amendment to the report to be signed on their behalf by the undersigned thereunto duly authorized.

                                   CABLEVISION SYSTEMS CORPORATION
                                   CSC HOLDINGS, INC.


Date: July 13, 2001                /s/ William J. Bell
                                   ---------------------------------------------
                                   By:  William J. Bell, as Vice Chairman,
                                        Director and Principal Financial Officer
                                        of Cablevision Systems Corporation and
                                        CSC Holdings, Inc.

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

On March 29, 2001, the Company distributed a new series of common stock called RMG tracking stock. The new series is intended to track the economic performance of the businesses and interests of RMG, which are currently part, but not all, of the Company's Rainbow Media Holdings, Inc. ("Rainbow Holdings") subsidiary. The tracking stock was distributed to holders of the Company's common stock at a ratio of one share of RMG for every two shares of the Company's common stock held. The Company's existing common stock was redesignated as CNYG common stock.

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


                                     III-1

                               RAINBOW MEDIA GROUP
                (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                        CONDENSED COMBINED BALANCE SHEETS
                             (Dollars in thousands)
                                   (continued)

                                                       March 31,    December 31,
                                                         2001           2000
                                                         ----           ----
                                                     (Unaudited)
   LIABILITIES AND COMBINED ATTRIBUTED NET ASSETS

Current liabilities:

   Bank debt, current ............................   $    29,997    $    35,771

   Note payable - parent .........................       295,500        270,475

   Current portion of capital lease obligations ..         4,577          4,471

   Accounts payable ..............................        38,550         50,597

   Accrued employee related costs ................        55,002         61,251

   Other accrued expenses ........................        24,457         26,784

   Accounts payable-affiliates ...................        51,692         44,460

   Feature film and contract rights payable ......        56,018         51,557
                                                     -----------    -----------

         Total current liabilities ...............       555,793        545,366

Bank debt, long-term .............................       333,687        328,000

Feature film rights payable, long-term ...........       180,306        197,021

Capital lease obligations, long-term .............        24,013         25,194

Other long-term liabilities ......................        10,933         10,914
                                                     -----------    -----------

         Total liabilities .......................     1,104,732      1,106,495

Deficit investments in affiliates ................         1,882          2,367

Commitments and contingencies

Combined attributed net assets....................      (273,829)      (265,073)
                                                     -----------    -----------

                                                     $   832,785    $   843,789
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

Loss on investments for the three months ended March 31, 2001 represents an other-than-temporary decline in the fair value of Rainbow Media Holdings' investment in Salon.com.

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


                                     III-10

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                        CONDENSED COMBINED BALANCE SHEETS
                             (Dollars in thousands)

                                                        March 31,   December 31,
                                                           2001        2000
                                                           ----        ----
                                                       (Unaudited)
ASSETS
Cash and cash equivalents ..........................   $   96,871   $    37,912
Accounts receivable trade (less allowance for
   doubtful accounts of $26,526 and $26,933) .......      221,468       229,151
Notes and other receivables ........................      145,121       139,641
Inventory, prepaid expenses and other assets .......      334,710       285,882
Property, plant and equipment, net .................    3,454,226     3,223,485
Investments in affiliates ..........................       34,618        43,471
Investment securities ..............................      951,543       811,046
Investment securities pledged as collateral ........      690,198            --
Other investments ..................................      126,727       116,940
Derivative contracts ...............................       16,595            --
Advances to affiliates .............................      405,505       388,208
Net assets held for sale ...........................           --       309,423
Franchises, net of accumulated amortization of
   $813,070 and $777,526 ...........................      387,659       422,900
Affiliation and other agreements, net of accumulated
   amortization of $199,401 and $205,450 ...........       46,734        64,143
Excess costs over fair value of net assets acquired
   and other intangible assets, net of accumulated
   amortization of $842,035 and $790,932 ...........    2,126,304     1,605,808
Deferred financing, acquisition and other costs,
   net of accumulated amortization of $57,067
   and $54,945 .....................................      125,874       108,679
                                                       ----------   -----------
                                                       $9,164,153   $ 7,786,689
                                                       ==========   ===========
LIABILITIES AND COMBINED ATTRIBUTED NET ASSETS
Accounts payable ...................................   $  392,614   $   423,500
Accrued liabilities ................................      942,095       997,970
Accounts payable to affiliates .....................       47,708        50,403
Contract obligations ...............................       75,812        78,511
Deferred revenue ...................................      191,853       222,806
Deferred tax liability .............................      216,538            --
Liabilities under derivative contracts .............       15,581            --
Bank debt ..........................................      997,652     2,319,661
Collateralized indebtedness ........................      705,902            --
Senior notes and debentures ........................    3,690,149     2,693,208
Subordinated notes and debentures ..................    1,050,560     1,048,648
Capital lease obligations and other debt ...........       77,076        84,508
                                                       ----------   -----------
    Total liabilities ..............................    8,403,540     7,919,215
Series H Redeemable Exchangeable Preferred Stock ...      434,181       434,181
Series M Redeemable Exchangeable Preferred Stock ...    1,110,113     1,110,113
Commitments and contingencies
Combined attributed net assets......................     (783,681)   (1,676,820)
                                                       ----------   -----------
                                                       $9,164,153   $ 7,786,689
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

Gain on sale of cable assets, net for the three months ended March 31, 2001 consists primarily of the gain recognized on the disposition of CSC Holdings' cable television systems in Massachusetts.

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

Liquidity and Capital Resources

Refer to Cablevision Systems Corporation's Management Discussion and Analysis of Financial Condition and Results of Operations filed as part of this document for a discussion of CSC Holdings' liquidity and capital resources.

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