Form 10-Q
period 2001-06-30
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS INC
filed 2001-08-14
CIK 1053112, 784681

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2001
                               -----------------------------------

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

           Cablevision Systems Corporation      Yes  /X/          No  / /
           CSC Holdings, Inc.                   Yes  /X/          No  / /

Number of shares of common stock outstanding as of August 3, 2001:

           Cablevision NY Group Class A Common Stock -           133,136,883
           Cablevision NY Group Class B Common Stock -            42,145,986
           Rainbow Media Group Class A Common Stock -             68,730,166
           Rainbow Media Group Class B Common Stock -             21,072,993
           CSC Holdings, Inc. Common Stock -                           1,000

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

         The Company's exposure to changes in equity security prices stems primarily from its investments in At Home Corporation common stock warrants (the value of which fluctuates based on changes in the stock price of the underlying security) and the AT&T Corp., Adelphia Communications Corporation and Charter Communications Inc. common stock held by the Company. Historically, the Company has not hedged its equity price risk in At Home Corporation common stock warrants; however, as of June 30, 2001, the Company had hedged its equity price risk on all of its shares of Charter Communications and Adelphia Communications stock through the execution of prepaid forward contracts. Such contracts set a floor and ceiling on the Company's participation in changes in the underlying stock price, thereby eliminating downside exposure and providing for upside appreciation potential to the contract's ceiling price.

         FAIR VALUE OF DEBT: Based on the level of interest rates prevailing at June 30, 2001, the fair value of the Company's fixed-rate debt and redeemable preferred stock of $6,733.7 million exceeded its carrying cost by approximately $24.9 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. The Company's floating rate borrowings bear interest at current market rates and thus approximate fair value. The effect of a hypothetical 100 basis point decrease in interest rates prevailing at June 30, 2001 would increase the estimated fair value of fixed-rate debt and redeemable preferred stock instruments by approximately $313.8 million. This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

         INTEREST RATE HEDGE CONTRACTS: As of June 30, 2001, the Company had outstanding interest rate swap contracts to pay variable rates of interest (based upon LIBOR with the latest maturity in 2004) covering a total notional principal amount of $775 million. As of June 30, 2001, the fair market value of all interest rate hedge contracts was approximately $6.3 million. Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from June 30, 2001 prevailing levels would decrease the fair market value of all hedge contracts by approximately $18.2 million to a liability of $11.9 million.

         EQUITY PRICE RISK: As of June 30, 2001, the fair market value and carrying value of the Company's warrants to acquire At Home's common stock was $38.9 million. The potential change in the fair value of this investment, assuming a 10% change in price, would be approximately $4.3 million.

         As of June 30, 2001, the fair market value and the carrying value of the Company's holdings of Charter Communications, Adelphia Communications and AT&T common stock aggregated $1,677.4 million. Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $167.7 million. As of June 30, 2001, the net fair value and the carrying value of the equity collar component of the prepaid forward contracts entered into to hedge the equity price risk of Charter Communications and Adelphia Communications aggregated $17.3 million, a net liability position.

         The maturities of the Company's prepaid forward contracts to hedge the equity price risk of Charter Communications and Adelphia Communications are as follows:


         CHARTER COMMUNICATIONS
         INCEPTION DATE                  # OF SHARES       MATURITY
         --------------                  -----------       --------
         1/29/01                         1,862,229         01/19/05
         1/29/01                         1,862,229         01/19/06
         3/19/01                         3,724,458         09/19/06
         3/19/01                         3,724,460         09/19/07


         ADELPHIA COMMUNICATIONS
         INCEPTION DATE                  # OF SHARES       MATURITY
         --------------                  -----------       --------
         2/12/01                         3,600,000         02/13/06
         3/07/01                         1,200,000         03/08/04
         3/07/01                         1,200,000         03/07/05
         3/07/01                         1,200,000         04/07/06
         3/30/01                         1,800,000         09/30/04
         3/30/01                         1,800,000         09/30/05

         As of June 30, 2001, the fair market value and the carrying value of the Company's investment in certain other marketable equity securities aggregated $10.4 million. Assuming a 10% change in price, the potential change in the fair value of these securities would be approximately $1.0 million.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is party to various lawsuits, some involving substantial amounts. Management does not believe that such lawsuits will have a material adverse impact on the financial position of the Company.

         On April 25, 2001, At Home commenced a lawsuit in the Court of Chancery of the State of Delaware alleging that Cablevision had breached its obligations under certain agreements with At Home. The suit seeks a variety of remedies including: recision of the agreements between At Home and Cablevision and cancellation of all warrants currently held by Cablevision, damages, and/or an order prohibiting Cablevision from continuing to offer its Optimum Online service and requiring it to convert its Optimum Online customers to the Optimum@Home service and to roll out the Optimum@Home service. Cablevision is vigorously contesting this lawsuit.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Stockholders was held on June 5, 2001.

         The following matters were voted upon at the Company's Annual Meeting of Stockholders:

         ELECTION OF DIRECTORS:

         Class A Directors:

                    Charles D. Ferris:                                     For:                      150,938,279
                                                                           Votes withheld:             1,795,354
                    Richard H. Hochman:                                    For:                      151,061,347
                                                                           Votes withheld:             1,672,286
                    Victor Oristano:                                       For:                      151,051,193
                                                                           Votes withheld:             1,682,440
                    Vincent Tese:                                          For:                      149,031,477
                                                                           Votes withheld:             3,702,156

                Class B Directors:

                    William J. Bell            Michael P. Huseby           For:                      526,824,825
                    Charles F. Dolan           Robert S. Lemle             Against:                            0
                    James L. Dolan             Sheila A. Mahony
                    Patrick F. Dolan           Daniel E. Somers
                    Thomas C. Dolan            John Tatta

              Each nominee for election by the Class B common stockholders received the same vote as indicated above.

           RATIFICATION AND APPROVAL OF KPMG LLP

                 Class A Common Stock:             For:           150,152,452
                                                   Against:         2,509,985
                                                   Abstain:            71,197

                 Class B Common Stock:             For:           556,824,825
                                                   Against:                 0
                                                   Abstain:                 0

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits.

                None.

         (b)    Reports on Form 8-K.

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




                                     CABLEVISION SYSTEMS CORPORATION
                                     CSC HOLDINGS, INC.




Date:     August 14, 2001              /s/ William J. Bell
       ---------------------         --------------------------------------
                                     By:   William J. Bell, as Vice Chairman,
                                           Director and Principal Financial
                                           Officer of Cablevision Systems
                                           Corporation and CSC Holdings, Inc.




Date:     August 14, 2001              /s/ Andrew B. Rosengard
       ---------------------         --------------------------------------
                                     By:   Andrew B. Rosengard, as
                                           Executive Vice President, Finance and
                                           Principal Accounting Officer of
                                           Cablevision Systems Corporation and
                                           CSC Holdings, Inc.

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                         PAGE

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

      FINANCIAL STATEMENTS

                Condensed Consolidated Balance Sheets -
                June 30, 2001 (unaudited) and December 31, 2000...........................................I-1

                Condensed Consolidated Statements of Operations -
                Three and Six Months Ended June 30, 2001 and 2000 (unaudited).............................I-3

                Condensed Consolidated Statements of Cash Flows -
                Six Months Ended June 30, 2001 and 2000 (unaudited).......................................I-4

                Notes to Condensed Consolidated Financial Statements (unaudited)..........................I-5

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS..................................................................I-18

CSC HOLDINGS, INC. AND SUBSIDIARIES

      FINANCIAL STATEMENTS

                Condensed Consolidated Balance Sheets -
                June 30, 2001 (unaudited) and December 31, 2000..........................................II-1

                Condensed Consolidated Statements of Operations -
                Three and Six Months Ended June 30, 2001 and 2000 (unaudited)............................II-3

                Condensed Consolidated Statements of Cash Flows -
                Six Months Ended June 30, 2001 and 2000 (unaudited)......................................II-4

                Notes to Condensed Consolidated Financial Statements (unaudited).........................II-5

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS.................................................................II-13

                          INDEX TO FINANCIAL STATEMENTS
                                   (continued)


                                                                                                          PAGE

RAINBOW MEDIA GROUP

         FINANCIAL STATEMENTS

                   Condensed Combined Balance Sheets -
                   June 30, 2001 (unaudited) and December 31, 2000.........................................III-1

                   Condensed Combined Statements of Operations -
                   Three and Six Months Ended June 30, 2001 and 2000 (unaudited)...........................III-3

                   Condensed Combined Statements of Cash Flows -
                   Six Months Ended June 30, 2001 and 2000 (unaudited).....................................III-4

                   Notes to Condensed Combined Financial Statements (unaudited)............................III-5

CABLEVISION NY GROUP

         FINANCIAL STATEMENTS

                   Condensed Combined Balance Sheets -
                   June 30, 2001 (unaudited) and December 31, 2000..........................................IV-1

                   Condensed Combined Statements of Operations -
                   Three and Six Months Ended June 30, 2001 and 2000 (unaudited)............................IV-2

                   Condensed Combined Statements of Cash Flows -
                   Six Months Ended June 30, 2001 and 2000 (unaudited)......................................IV-3

                   Notes to Condensed Combined Financial Statements (unaudited).............................IV-4


Rainbow Media Group and Cablevision NY Group are integral businesses of Cablevision. They are not separate legal entities and, as such, do not own any assets.

However, Cablevision NY Group common stock and Rainbow Media Group tracking stock are intended to reflect the separate economic performance of the businesses they track. Consequently, we have included separate financial statements for each Group to provide you with additional financial disclosure relating to each Group separately. Each of the Rainbow Media Group and Cablevision NY Group combined financial statements is intended to reflect the assets, liabilities, revenues and expenses that Cablevision has attributed to Rainbow Media Group and Cablevision NY Group, as well as certain allocations deemed reasonable by management, to present the combined financial position and results of operations of each of Rainbow Media Group and Cablevision NY Group as if they were separate entities for all periods presented. However, primarily as a result of allocations and inter-group related party transactions, these separate financial statements may not necessarily reflect the combined financial position and results of operations of Rainbow Media Group and Cablevision NY Group had they operated as separate stand-alone entities during the periods presented.

Even though Cablevision has attributed certain assets, liabilities, revenue and cash flows to Rainbow Media Group and Cablevision NY Group, holders of Cablevision NY Group common stock and Rainbow Media Group tracking stock have no direct financial or ownership interest in the businesses and interests attributed to each Group and therefore will continue to be subject to risks associated with an investment in a single corporation and in all of Cablevision's businesses, assets and liabilities.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                               June 30,      December 31,
                                                                                 2001           2000
                                                                              ----------     ------------
                                                                              (Unaudited)
ASSETS

Cash and cash equivalents                                                     $  243,274     $   37,940

Accounts receivable, trade (less allowance for doubtful
   accounts of $37,477  and $38,878)                                             335,870        304,413

Notes and other receivables                                                      137,360        149,366

Inventory, prepaid expenses and other assets                                     354,768        296,388

Property, plant and equipment, net                                             3,672,773      3,285,674

Investments in affiliates                                                        104,730         97,224

Investment securities                                                            984,142        811,618

Investment securities pledged as collateral                                      703,698             --

Other investments                                                                 57,370        116,940

Derivative contracts                                                              13,959             --

Advances to affiliates                                                            84,198         96,519

Feature film inventory                                                           397,289        347,208

Net assets held for sale                                                              --        309,423

Franchises, net of accumulated amortization of
   $847,974 and $777,526                                                         352,755        422,900

Affiliation and other agreements, net of accumulated
   amortization of $328,453  and $307,028                                        175,867        199,352

Excess costs over fair value of net assets acquired and
   other intangible assets, net of accumulated amortization
   of $919,724 and $853,493                                                    2,189,483      1,665,318

Deferred financing, acquisition and other costs, net of
   accumulated amortization of $76,518  and $72,962                              162,861        133,007
                                                                              ----------     ----------
                                                                              $9,970,397     $8,273,290
                                                                              ==========     ==========


                            See accompanying notes to
                  condensed consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (continued)


                                                            June 30,        December 31,
                                                              2001             2000
                                                           -----------      -----------
                                                           (Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Accounts payable                                           $   439,414      $   484,611
Accrued liabilities                                          1,001,831        1,086,009
Feature film and contract obligations                          369,689          331,483
Deferred revenue                                               166,777          229,326
Deferred tax liability                                         247,588               --
Liabilities under derivative contracts                          25,000               --
Bank debt                                                    1,089,500        2,683,432
Collateralized indebtedness                                    676,164               --
Senior notes and debentures                                  3,690,382        2,693,208
Subordinated notes and debentures                            1,050,491        1,048,648
Capital lease obligations and other debt                        95,614          114,173
                                                           -----------      -----------
         Total liabilities                                   8,852,450        8,670,890
                                                           -----------      -----------

Minority interests                                             895,598          587,985
                                                           -----------      -----------

Preferred Stock of CSC Holdings, Inc.                        1,544,294        1,544,294
                                                           -----------      -----------

Commitments and contingencies

Stockholders' deficiency:
   Preferred Stock, $.01 par value, 50,000,000 shares
      authorized, none issued                                       --               --
   CNYG Class A Common Stock, $.01 par value,
      800,000,000 shares authorized, 133,092,891 and
      132,775,988 shares issued and outstanding                  1,331            1,328
   CNYG Class B Common Stock, $.01 par value,
      320,000,000 shares authorized, 42,145,986 shares
      issued and outstanding                                       421              421
   RMG Class A Common Stock, $.01 par value,
      600,000,000 shares authorized, 68,702,223
      and -0- shares issued and outstanding                        687               --
   RMG Class B Common Stock, $.01 par value,
      160,000,000 shares authorized, 21,072,993
      and -0- shares issued and outstanding                        211               --
Paid-in capital                                                874,969          752,981
Accumulated deficit                                         (2,204,684)      (3,571,049)
                                                           -----------      -----------
                                                            (1,327,065)      (2,816,319)
Accumulated other comprehensive income                           5,120          286,440
                                                           -----------      -----------
Total stockholders' deficiency                              (1,321,945)      (2,529,879)
                                                           -----------      -----------
                                                           $ 9,970,397      $ 8,273,290
                                                           ===========      ===========


                            See accompanying notes to
                  condensed consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                         Six Months Ended June 30,        Three Months Ended June 30,
                                                       ----------------------------      ----------------------------
                                                          2001            2000              2001            2000
                                                       -----------      -----------      -----------      -----------
Revenues, net (including retail electronics sales
   of $307,070, $295,758, $156,207 and $159,102)       $ 2,111,524      $ 2,129,801      $ 1,061,988      $ 1,081,577
                                                       -----------      -----------      -----------      -----------

Operating expenses:
   Technical and operating                                 832,377          833,945          383,457          393,917
   Retail electronics cost of sales                        245,439          241,852          124,310          129,399
   Selling, general and administrative                     558,870          508,145          271,072          305,485
   Depreciation and amortization                           488,104          470,830          240,158          237,478
                                                       -----------      -----------      -----------      -----------
                                                         2,124,790        2,054,772        1,018,997        1,066,279
                                                       -----------      -----------      -----------      -----------

         Operating income (loss)                           (13,266)          75,029           42,991           15,298
                                                       -----------      -----------      -----------      -----------

Other income (expense):
   Interest expense                                       (269,991)        (271,547)        (132,607)        (139,468)
   Interest income                                           9,115            2,704            6,181            1,403
   Equity in net income (loss) of affiliates               (11,343)          (2,269)          (6,342)              47
   Gain on sale of cable assets and
      programming interests, net                         2,178,080               --          744,588               --
   Write-off of deferred financing costs                   (12,990)              --           (6,610)              --
   Gain (loss) on investments, net                         189,432               --          (25,147)              --
   Minority interests                                     (306,402)         (86,855)        (278,655)         (45,460)
   Miscellaneous, net                                      (20,059)          (4,305)         (15,943)          (3,568)
                                                       -----------      -----------      -----------      -----------
                                                         1,755,842         (362,272)         285,465         (187,046)
                                                       -----------      -----------      -----------      -----------

Income (loss) before income taxes                        1,742,576         (287,243)         328,456         (171,748)
   Income tax expense                                     (376,211)              --          (89,966)              --
                                                       -----------      -----------      -----------      -----------
Net income (loss)                                      $ 1,366,365      $  (287,243)     $   238,490      $  (171,748)
                                                       ===========      ===========      ===========      ===========

EARNINGS (LOSS) PER SHARE:

CNYG COMMON STOCK
   Earnings (losses) attributable to common stock      $ 1,015,086      $  (300,069)     $  (121,740)     $  (178,420)
                                                       ===========      ===========      ===========      ===========
BASIC
   Basic net income (loss) per common share            $      5.80      $     (1.73)     $      (.69)     $     (1.03)
                                                       ===========      ===========      ===========      ===========
   Basic weighted average common shares
      (in thousands)                                       175,119          173,418          175,194          173,485
                                                       ===========      ===========      ===========      ===========
DILUTED
   Diluted net income (loss) per common share          $      5.70      $     (1.73)     $      (.69)     $     (1.03)
                                                       ===========      ===========      ===========      ===========
   Diluted weighted average common shares
      (in thousands)                                       178,150          173,418          175,194          173,485
                                                       ===========      ===========      ===========      ===========
RMG COMMON STOCK
   Earnings attributable to common stock               $   351,279      $    12,826      $   360,230      $     6,672
                                                       ===========      ===========      ===========      ===========
BASIC
   Basic net income per common share                   $      4.01      $       .15      $      4.11      $       .08
                                                       ===========      ===========      ===========      ===========
   Basic weighted average common shares
      (in thousands)                                        87,571           86,709           87,620           86,743
                                                       ===========      ===========      ===========      ===========
DILUTED
   Diluted net income per common share                 $      3.96      $       .15      $      4.04      $       .08
                                                       ===========      ===========      ===========      ===========
   Diluted weighted average common shares
      (in thousands)                                        89,203           86,709           89,125           86,743
                                                       ===========      ===========      ===========      ===========


                            See accompanying notes to
                  condensed consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2001 and 2000
                             (Dollars in thousands)
                                   (Unaudited)


                                                                           2001             2000
                                                                        -----------      -----------
Cash flows from operating activities:
   Net income (loss)                                                    $ 1,366,365      $  (287,243)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                        488,104          470,830
       Equity in net loss of affiliates                                      11,343            2,269
       Minority interests                                                   219,144           86,848
       Gain on sale of cable assets and programming interests, net       (2,178,080)              --
       Gain on investments, net                                            (189,432)              --
       Write-off of deferred financing costs                                 12,990               --
       Amortization of deferred financing and debenture discount              5,268           16,039
       Loss (gain) on sale of equipment                                       1,783           (1,246)
       Tax benefit from exercise of stock options                            92,529               --
       Changes in assets and liabilities, net of effects
         of acquisitions and dispositions                                   (68,488)        (230,939)
                                                                        -----------      -----------
       Net cash provided by (used in) operating activities                 (238,474)          56,558
                                                                        -----------      -----------

Cash flows from investing activities:
   Payments for acquisitions, net of cash acquired                               --         (116,183)
   Net proceeds from sale of cable assets and programming interests       1,118,153               --
   Capital expenditures                                                    (660,280)        (554,406)
   Proceeds from sale of equipment                                            1,919               68
   Increase in investment securities and other investments                  (15,022)              --
   Additions to intangible assets                                              (303)            (120)
   Increase in investments in affiliates, net                               (18,849)         (28,669)
                                                                        -----------      -----------
        Net cash provided by (used in) investing activities                 425,618         (699,310)
                                                                        -----------      -----------

Cash flows from financing activities:
   Proceeds from bank debt                                                2,159,554        1,867,784
   Repayment of bank debt                                                (3,753,486)      (1,229,829)
   Issuance of senior notes                                                 996,790               --
   Issuance of common stock                                                   7,084           10,079
   Net proceeds from collateralized indebtedness                            673,635               --
   Payments on capital lease obligations and other debt                     (20,084)         (16,844)
   Additions to deferred financing and other costs                          (45,303)         (17,172)
                                                                        -----------      -----------
        Net cash provided by financing activities                            18,190          614,018
                                                                        -----------      -----------

Net increase (decrease) in cash and cash equivalents                        205,334          (28,734)

Cash and cash equivalents at beginning of year                               37,940           62,665
                                                                        -----------      -----------

Cash and cash equivalents at end of period                              $   243,274      $    33,931
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

Note 2. RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The financial statements as of and for the three and six months ended June 30, 2001 and 2000 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's and CSC Holdings, Inc.'s Annual Report on Form 10-K/A for the year ended December 31, 2000.

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

Basic net income per share is computed by dividing net income by the weighted average common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average common stock adjusted to include potentially dilutive common shares outstanding during the period.

Earnings (loss) per share was calculated as if the tracking stock distribution described under "Tracking Stock" below occurred on January 1, 2000 and is presented individually for the Rainbow Media Group common stock and Cablevision NY Group common stock.

Net income (loss) of Cablevision has been attributed to each class of common stock based on the results of operations of the businesses and interests attributed to Cablevision NY Group and Rainbow Media Group excluding the net income or loss attributed to parties other than Cablevision shareholders.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

Note 5. CASH FLOWS

For purposes of the condensed consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The Company paid cash interest expense of approximately $255,163 and $254,286 for the six months ended June 30, 2001 and 2000, respectively, and paid income taxes of approximately $35,321 for the six months ended June 30, 2001. The Company's noncash financing and investing activities for the six months ended June 30, 2001 and 2000 included capital lease obligations of $1,525 and $21,794, respectively, incurred when the Company entered into leases for new equipment; the receipt of marketable securities, valued at $893,500, in connection with the sale of cable assets in 2001; and the issuance of Rainbow Media Group Class A tracking stock, valued at $48,742, in exchange for a portion of NBC's interest in Rainbow Media Holdings, Inc.

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

On March 29, 2001, the Company distributed a new series of common stock called Rainbow Media Group tracking stock. The new series is intended to track the economic performance of the businesses and interests of Rainbow Media Group, which are currently part, but not all, of the Company's Rainbow Media Holdings subsidiary. The tracking stock was distributed to holders of the Company's common stock at a ratio of one share of Rainbow Media Group for every two shares of the Company's common stock held. The Company's existing common stock was redesignated as Cablevision NY Group common stock.

In March 2001, the Company amended the employee stock plan to reflect the redesignation of the Company's Class A common stock as Cablevision NY Group Class A common stock, and reflect the distribution of Rainbow Media Group Class A tracking stock. In addition, the number of shares available for issuance under the employee stock plan was increased by 19,200,000, any or all of which may be Cablevision NY Group common stock or Rainbow Media Group tracking stock.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)


Note 7.  TRANSACTIONS

In connection with the distribution of the Rainbow Media Group tracking stock, NBC-Rainbow Holding, Inc. was given the right to exchange its 26% interest in Rainbow Media Holdings equity securities over a period of up to 9 years for a 34% interest in Rainbow Media Group tracking stock, based on the number of shares of Rainbow Media Group tracking stock outstanding on the date of the tracking stock distribution.

On June 29, 2001, NBC-Rainbow Holdings exchanged a 0.9% interest in Rainbow Media Holdings equity securities for 2,159,104 shares of Rainbow Media Group Class A tracking stock of Cablevision (valued at $48,742). In connection with this transaction, the Company recorded goodwill of approximately $40,976. The purchase price will be allocated to the specific assets acquired when an independent appraisal is obtained.

In April 2001, Metro-Goldwyn-Mayer Inc. ("MGM") acquired a 20% interest in certain programming businesses of Rainbow Media Holdings for $825,000 in cash. The Company recorded a gain of approximately $746,302 in connection with this transaction.

In January 2001, CSC Holdings completed the sale of its cable systems in Boston and eastern Massachusetts to AT&T Corp. in exchange for AT&T's cable systems in certain northern New York suburbs, 44,260,932 shares of AT&T stock, valued at approximately $893,500 at closing, and approximately $293,200 in cash. The Company recognized a net gain of approximately $1,443,860.

The acquisition of the cable systems from AT&T was accounted for as a purchase with the operations of the acquired systems being consolidated with those of the Company as of the acquisition date. The purchase price will be allocated to the specific assets acquired when an independent appraisal is obtained.

The Company classified the shares of AT&T common stock as trading securities and for the six months ended June 30, 2001 recorded a gain on investments of $80,223 as a result of the increase in the fair value of such securities.

Note 8.  DEBT

In June 2001, CSC Holdings and certain of its subsidiaries ("Restricted Group") repaid the outstanding balance under its $2.2 billion reducing revolving credit facilities with borrowings under a new $2.4 billion revolving credit facility which matures on June 30, 2006 with no interim commitment reductions. Interest on outstanding amounts may be paid, at CSC Holdings' option, based on the prime rate or a Eurodollar rate plus a margin.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)


In April 2001, American Movie Classics Company, a subsidiary of Rainbow Media Holdings, repaid the balance outstanding under its credit facility of $365,000 with the proceeds from the MGM transaction discussed above.

In March 2001, CSC Holdings issued $1,000,000 face amount of 7-5/8% senior notes due 2011. The notes were issued at a discount of $3,210. The net proceeds were used to reduce bank debt outstanding. The notes are not redeemable by CSC Holdings prior to maturity.

Note 9.  INCOME TAXES

At December 31, 2000, the Company had recorded a valuation allowance in the amount of $546,000 against its deferred tax assets. Of this amount, $305,000 was attributable to Cablevision's telecommunications operations and $241,000 was attributable to Rainbow Media Holdings. Tax rules impose restrictions on the ability of the companies to utilize each others' tax attributes. Income tax expense for the six months ended June 30, 2001 differs from the statutory rate principally due to a reduction of $416,000 in the consolidated valuation allowance. This reduction was based on several factors, including the closing of the sale of the Company's cable television systems in Massachusetts and the consummation of the MGM transaction. While a substantial portion of the gain on these sales is deferred for income tax purposes, the Company has the ability to record the taxable gains before its operating loss carry forwards expire. The amount of the deferred gain, together with the Company's ability to control the timing of its recognition for tax purposes, provided substantial positive evidence of the recoverability of the deferred tax asset. In addition, the valuation allowance was reduced by $92,500, which represents the value of tax deductions for certain stock option exercises.
This amount was credited to additional paid in capital.

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

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)


Such contracts fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or convert fixed rate borrowings to variable rate to provide an economic hedge against the risk of higher borrowing costs in a declining interest rate environment. As of June 30, 2001, the Company had interest rate swap agreements to pay floating rates of interest with a total notional value of $775,000. The swap agreements had a fair value of approximately $6,254 at June 30, 2001 and are reflected in the accompanying consolidated balance sheets. These agreements have not been designated as hedges for accounting purposes. As a result, the increase in the fair value of the swap agreements for the six months ended June 30, 2001 of approximately $4,274 is reflected in other income (expense): miscellaneous in the accompanying consolidated statements of operations.

The Company has also entered into various transactions to provide an economic hedge against equity price risk on certain of its stock holdings. As of June 30, 2001, the Company had monetized all of its stock holdings in Charter Communications Inc. and Adelphia Communications Corporation through the execution of prepaid forward contracts, collateralized by an equivalent amount of the respective underlying stock. Such contracts set a floor and ceiling on the Company's participation in changes in the underlying stock prices, thus eliminating downside exposure to market risk while providing for upside appreciation potential to the respective ceiling price. At maturity, the contracts provide for the option to deliver cash or shares of Charter Communications or Adelphia Communications stock (as the case may be), with a value determined by reference to the applicable stock price at maturity. The Company received proceeds of $673,635, net of prepaid interest of $32,267, upon execution of these contracts. Such contracts have not been designated as hedges for accounting purposes. Therefore, the fair values of the forward contracts have been reflected in the accompanying consolidated balance sheets and the net decrease in the fair value of the equity derivative component of the prepaid forward contracts of $17,296 is included in other income (expense): miscellaneous in the accompanying consolidated statements of operations. With the adoption of SFAS 133, the shares of Charter Communications and Adelphia Communications common stock were reclassified from securities available-for-sale to trading securities. As a result, the Company recorded a gain on investments of $286,440 representing the accumulated unrealized gains as of January 1, 2001. For the six months ended June 30, 2001, the Company recorded a loss on investments of $107,348 representing the net decrease in the fair value of such securities for the period.

Note 11. AT HOME

As of June 30, 2001 and 2000, deferred revenue derived from the receipt of At Home warrants, net of amortization taken, amounted to approximately $64,064 and $131,419, respectively. For the six months ended June 30, 2001 and 2000, the Company recognized approximately $35,626 and $30,000, respectively, of this deferred revenue. For the six months ended June 30, 2001, the Company recognized a loss on investments of approximately $69,573 reflecting the decline in the fair value of the warrants.

In April 2001, Excite@Home announced it had decided to terminate its relationship with the Company and that it would seek to recover the At Home warrants previously issued to the Company. On April 25, 2001, At Home Corporation commenced a lawsuit in the Court of

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)


Chancery of the State of Delaware alleging that Cablevision had breached its obligations under certain agreements with At Home. The suit seeks a variety of remedies including: recision of the agreements between At Home and Cablevision and cancellation of all warrants currently held by Cablevision, damages, and/or an order prohibiting Cablevision from continuing to offer its Optimum Online service and requiring it to convert its Optimum Online customers to the Optimum@Home service and to roll out the Optimum@Home service. Cablevision is vigorously contesting this lawsuit. Cablevision currently holds warrants to purchase 20,462,596 shares of At Home common stock, exercisable at a price of $0.25 per share.

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


                                  Six Months Ended June 30,         Three Months Ended June 30,
                                 ----------------------------      ----------------------------
                                    2001             2000             2001             2000
                                 -----------      -----------      -----------      -----------
REVENUES

Telecommunication Services       $ 1,116,003      $ 1,163,357      $   573,016      $   596,289
Rainbow Media Group                  283,936          232,609          147,794          122,149
MSG                                  398,305          418,162          181,406          193,864
Retail Electronics                   307,070          295,758          156,207          159,102
All Other                             90,729           96,759           46,682           50,396
Intersegment Eliminations            (84,519)         (76,844)         (43,117)         (40,223)
                                 -----------      -----------      -----------      -----------
         Total                   $ 2,111,524      $ 2,129,801      $ 1,061,988      $ 1,081,577
                                 ===========      ===========      ===========      ===========


                                  Six Months Ended June 30,         Three Months Ended June 30,
                                 ----------------------------      ----------------------------
                                    2001             2000             2001             2000
                                 -----------      -----------      -----------      -----------
ADJUSTED OPERATING CASH FLOW

Telecommunication Services       $   438,078      $   483,245      $   223,517      $   244,579
Rainbow Media Group                   60,070           66,632           33,983           34,947
MSG                                   55,080           67,216           39,712           44,200
Retail Electronics                   (32,204)         (31,768)         (14,812)         (13,880)
All Other                            (53,063)         (42,338)         (28,008)         (21,378)
                                 -----------      -----------      -----------      -----------
         Total                   $   467,961      $   542,987      $   254,392      $   288,468
                                 ===========      ===========      ===========      ===========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)


A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:


                                                        SIX MONTHS ENDED JUNE 30,        THREE MONTHS ENDED JUNE 30,
                                                      ----------------------------      ----------------------------
                                                          2001            2000              2001             2000
                                                      -----------      -----------      -----------      -----------
REVENUE
Total revenue for reportable segments                 $ 2,105,314      $ 2,109,886      $ 1,058,423      $ 1,071,404
Other revenue and intersegment eliminations                 6,210           19,915            3,565           10,173
                                                      -----------      -----------      -----------      -----------
      Total consolidated revenue                      $ 2,111,524      $ 2,129,801      $ 1,061,988      $ 1,081,577
                                                      ===========      ===========      ===========      ===========

ADJUSTED OPERATING CASH FLOW TO NET LOSS
Total adjusted operating cash flow for
   reportable segments                                    521,024      $   585,325          282,400      $   309,846
Other adjusted operating cash flow deficit                (53,063)         (42,338)         (28,008)         (21,378)
Items excluded from adjusted operating cash flow:
      Depreciation and amortization                      (488,104)        (470,830)        (240,158)        (237,478)
      Incentive stock plan income (expense)                 6,877            6,345           28,757          (34,779)
      Year 2000 remediation costs                              --           (3,473)              --             (913)
      Interest expense                                   (269,991)        (271,547)        (132,607)        (139,468)
      Interest income                                       9,115            2,704            6,181            1,403
      Equity in net income (loss) of affiliates           (11,343)          (2,269)          (6,342)              47
      Gain on sale of cable assets and
         programming interests, net                     2,178,080               --          744,588               --
      Write-off of deferred financing costs               (12,990)              --           (6,610)              --
      Gain (loss) on investments, net                     189,432               --          (25,147)              --
      Minority interests                                 (306,402)         (86,855)        (278,655)         (45,460)
      Miscellaneous, net                                  (20,059)          (4,305)         (15,943)          (3,568)
                                                      -----------      -----------      -----------      -----------
         Income (loss) before income tax expense      $ 1,742,576      $  (287,243)     $   328,456      $  (171,748)
                                                      ===========      ===========      ===========      ===========

Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States.

The Company does not have a single external customer which represents 10 percent or more of its consolidated revenues.

Note 13. COMPREHENSIVE INCOME

Other comprehensive income for the six months ended June 30, 2001 of $5,120 represents unrealized net gains on available-for-sale securities.

Note 14. INVESTMENTS

Rainbow Media Holdings holds a 50% interest in R/L DBS Company LLC, a joint venture with Loral Space and Communications, Ltd. R/L DBS holds certain frequencies granted by the FCC for the operation of a direct broadcast satellite business.

In December 2000, the FCC granted an extension to R/L DBS' construction permit relating to the direct broadcast satellite frequencies held by R/L DBS. The extension requires the launch of a

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)


satellite and commencement of service offerings by not later than December 29, 2003, with specified six month interim construction milestones, non-compliance with which will result in the forfeiture of the construction permit. R/L DBS has entered into an agreement with a satellite manufacturer for the construction of a satellite scheduled to be delivered in May 2003. R/L DBS plans to make payments to the manufacturer aggregating approximately $35,800 in the quarter ending September 30, 2001. Cablevision continues to evaluate the scope of its pursuit of a direct broadcast satellite business, including exploring opportunities for strategic partnerships for R/L DBS. The contract with the manufacturer permits R/L DBS to terminate at its option at any time and receive a refund of a portion of amounts paid through the date of such termination.

Note 15. SUBSEQUENT EVENT

On August 8, 2001, Cablevision and AT&T reached an agreement for an orderly disposition of the Cablevision NY Group Class A common stock and Rainbow Media Group Class A tracking stock held by AT&T.

The agreement will enable AT&T to piggyback on Cablevision's registration statement, initially filed with the Securities and Exchange Commission on May 30, 2001. Cablevision intends to amend its pending registration statement to cover the sale by AT&T of up to $1 billion of its Cablevision NY Group Class A common stock and the sale by Cablevision of up to $1 billion of convertible preferred stock in lieu of common stock. AT&T has also agreed not to engage in any additional transactions relating to its remaining Cablevision NY Group Class A common stock for 180 days, subject to certain conditions.

Following the expiration of the 180-day lock-up, Cablevision has also agreed to file a registration statement for the sale of AT&T's remaining Cablevision NY Group Class A common stock.

The agreement also provides that AT&T will have registration rights for its Rainbow Media Group tracking stock and Cablevision has agreed to file a registration statement by October 1, 2001 for the sale of some or all of AT&T's Rainbow Media Group tracking stock.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)


Note 16. CONSOLIDATING FINANCIAL INFORMATION

                        CONSOLIDATING BALANCE SHEET DATA
                                  June 30, 2001


                                                                                           Adjustments/
                                                            CNYG              RMG          Eliminations     Cablevision
                                                         -----------      -----------      ------------     -----------
ASSETS

Cash and cash equivalents                                $    52,394      $   190,880      $        --      $   243,274
Accounts receivable trade, net                               251,702           84,168               --          335,870
Notes and other receivables                                  130,453               --            6,907          137,360
Inventory, prepaid expenses and other assets                 330,919           19,803            4,046          354,768
Property, plant and equipment, net                         3,611,854           60,919               --        3,672,773
Investments in affiliates                                     54,497           50,533             (300)         104,730
Investment securities available-for-sale                     983,881              261               --          984,142
Investment securities pledged as collateral                  703,698               --               --          703,698
Other investments                                             57,370               --               --           57,370
Derivative contracts                                          13,959               --               --           13,959
Advances to affiliates                                       167,539           93,784         (177,125)          84,198
Feature film inventory                                            --          396,255            1,034          397,289
Other long-term assets                                            --           11,987          (11,987)              --
Intangible assets, net                                     2,527,860          190,245               --        2,718,105
Deferred financing, acquisition and other costs, net         139,789           23,072               --          162,861
                                                         -----------      -----------      -----------      -----------
                                                         $ 9,025,915      $ 1,121,907      $  (177,425)     $ 9,970,397
                                                         ===========      ===========      ===========      ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Accounts payable and accrued expenses                    $ 1,315,208      $    98,828      $    27,209      $ 1,441,245
Accounts payable to affiliates                                53,198          134,092         (187,290)              --
Other liabilities                                            359,225          466,873          (17,044)         809,054
Debt                                                       6,574,665           27,486               --        6,602,151
                                                         -----------      -----------      -----------      -----------
      Total liabilities                                    8,302,296          727,279         (177,125)       8,852,450
                                                         -----------      -----------      -----------      -----------

Deficit investments                                               --              300             (300)              --

Minority interests                                                --               --          895,598          895,598

Preferred Stock of CSC Holdings, Inc.                      1,544,294               --               --        1,544,294

Commitments and contingencies

Total stockholders' deficiency                              (820,675)         394,328         (895,598)      (1,321,945)
                                                         -----------      -----------      -----------      -----------
                                                         $ 9,025,915      $ 1,121,907      $  (177,425)     $ 9,970,397
                                                         ===========      ===========      ===========      ===========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

                        CONSOLIDATING BALANCE SHEET DATA
                                December 31, 2000


                                                                                   Adjustments/
                                                     CNYG             RMG          Eliminations      Cablevision
                                                 -----------      -----------      ------------      -----------
ASSETS

Cash and cash equivalents                        $    37,912      $        28      $        --      $    37,940
Accounts receivable trade, net                       229,151           75,262               --          304,413
Notes and other receivables                          139,641               --            9,725          149,366
Inventory, prepaid expenses and other assets         285,882           17,920           (7,414)         296,388
Property, plant and equipment, net                 3,223,485           62,189               --        3,285,674
Investments in affiliates                             43,471           56,120           (2,367)          97,224
Investment securities available-for-sale             811,046               --              572          811,618
Other investments                                    116,940               --               --          116,940
Advances to affiliates                               388,208           63,132         (354,821)          96,519
Feature film inventory, net                               --          339,519            7,689          347,208
Other long-term assets                                    --           10,572          (10,572)              --
Net assets held for sale                             309,423               --               --          309,423
Intangible assets, net                             2,092,851          194,719               --        2,287,570
Deferred financing, acquisition and other
   costs, net                                        108,679           24,328               --          133,007
                                                 -----------      -----------      -----------      -----------
                                                 $ 7,786,689      $   843,789      $  (357,188)     $ 8,273,290
                                                 ===========      ===========      ===========      ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Accounts payable and accrued expenses            $ 1,421,470      $   138,632      $    10,518      $ 1,570,620
Accounts payable to affiliates                        50,403          314,935         (365,338)              --
Other liabilities                                    301,317          259,492               --          560,809
Debt                                               6,146,025          393,436               --        6,539,461
                                                 -----------      -----------      -----------      -----------
      Total liabilities                            7,919,215        1,106,495         (354,820)       8,670,890
                                                 -----------      -----------      -----------      -----------

Deficit investments                                       --            2,367           (2,367)              --

Minority interests                                        --               --          587,985          587,985

Preferred Stock of CSC Holdings, Inc.              1,544,294               --               --        1,544,294

Commitments and contingencies

Total stockholders' deficiency                    (1,676,820)        (265,073)        (587,986)      (2,529,879)
                                                 -----------      -----------      -----------      -----------
                                                 $ 7,786,689      $   843,789      $  (357,188)     $ 8,273,290
                                                 ===========      ===========      ===========      ===========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

                    CONSOLIDATING RESULTS OF OPERATIONS DATA


                                                        Three Months Ended June 30, 2001
                                        -----------------------------------------------------------
                                                                        Adjustments/
                                            CNYG            RMG         Eliminations    Cablevision
                                        -----------     -----------     ------------    -----------
Revenues, net                           $   917,846     $   147,794     $    (3,652)    $ 1,061,988
Operating expenses:
   Technical and operating                  326,393          60,716          (3,652)        383,457
   Retail electronics cost of sales         124,310              --              --         124,310
   Selling, general & administrative        213,771          46,615          10,686         271,072
   Corporate, general and
       administrative allocation              8,621           2,065         (10,686)             --
   Depreciation and amortization            229,600          10,558              --         240,158
                                        -----------     -----------     -----------     -----------

Operating income (loss)                      15,151          27,840              --          42,991

Other income (expense), net                (187,229)        751,349        (278,655)        285,465
                                        -----------     -----------     -----------     -----------

Income (loss) before income
   taxes and dividend
   requirements                            (172,078)        779,189        (278,655)        328,456

   Income tax (expense) benefit             126,613        (216,579)             --         (89,966)
                                        -----------     -----------     -----------     -----------

Net income (loss) before
   dividend requirements                    (45,465)        562,610        (278,655)        238,490

   Dividend requirements
       applicable to
       preferred stock                      (43,629)             --          43,629              --
                                        -----------     -----------     -----------     -----------

Net income (loss)                           (89,094)        562,610        (235,026)        238,490

Net income or loss attributed to
   parties other than Cablevision
   Systems Corporation shareholders         (32,646)       (202,380)        235,026              --
                                        -----------     -----------     -----------     -----------

Net income (loss) attributed to
   Cablevision Systems
   Corporation shareholders             $  (121,740)    $   360,230              --     $   238,490
                                        ===========     ===========     ===========     ===========


                                                     Three Months Ended June 30, 2000
                                        -----------------------------------------------------------
                                                                        Adjustments/
                                           CNYG             RMG         Eliminations    Cablevision
                                        -----------     -----------     ------------    -----------
Revenues, net                           $   964,465     $   122,149     $    (5,037)    $ 1,081,577
Operating expenses:
   Technical and operating                  353,103          45,851          (5,037)        393,917
   Retail electronics cost of sales         129,399              --              --         129,399
   Selling, general & administrative        206,059          34,933          64,493         305,485
   Corporate, general and
       administrative allocation             55,395           9,098         (64,493)             --
   Depreciation and amortization            227,146          10,332              --         237,478
                                        -----------     -----------     -----------     -----------

Operating income (loss)                      (6,637)         21,935              --          15,298

Other income (expense), net                (130,443)        (11,143)        (45,460)       (187,046)
                                        -----------     -----------     -----------     -----------

Income (loss) before income
   taxes and dividend
   requirements                            (137,080)         10,792         (45,460)       (171,748)

   Income tax (expense) benefit                  --              --              --              --
                                        -----------     -----------     -----------     -----------

Net income (loss) before
   dividend requirements                   (137,080)         10,792         (45,460)       (171,748)

   Dividend requirements
       applicable to
       preferred stock                      (40,826)             --          40,826              --
                                        -----------     -----------     -----------     -----------

Net income (loss)                          (177,906)         10,792          (4,634)       (171,748)

Net income or loss attributed to
   parties other than Cablevision
   Systems Corporation shareholders            (514)         (4,120)          4,634              --
                                        -----------     -----------     -----------     -----------

Net income (loss) attributed to
   Cablevision Systems
   Corporation shareholders             $  (178,420)    $     6,672              --     $  (171,748)
                                        ===========     ===========     ===========     ===========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

                    CONSOLIDATING RESULTS OF OPERATIONS DATA


                                                                 Six Months Ended June 30, 2001
                                                --------------------------------------------------------------
                                                                                  Adjustments/
                                                    CNYG             RMG          Eliminations     Cablevision
                                                -----------      -----------      ------------     -----------
Revenues, net                                   $ 1,835,988      $   283,936      $    (8,400)     $ 2,111,524

Operating expenses:
   Technical and operating                          724,394          116,383           (8,400)         832,377
   Retail electronics cost of sales                 245,439               --               --          245,439
   Selling, general & administrative                400,619           92,563           65,688          558,870
   Corporate, general and
       administrative allocation                     52,982           12,706          (65,688)              --
   Depreciation and amortization                    467,550           20,554               --          488,104
                                                -----------      -----------      -----------      -----------

Operating income (loss)                             (54,996)          41,730               --          (13,266)

Other income (expense), net                       1,331,996          730,248         (306,402)       1,755,842
                                                -----------      -----------      -----------      -----------

Income (loss) before income taxes and
   dividend requirements                          1,277,000          771,978         (306,402)       1,742,576

   Income tax expense                              (159,632)        (216,579)              --         (376,211)
                                                -----------      -----------      -----------      -----------

Net income (loss) before dividend
   requirements                                   1,117,368          555,399         (306,402)       1,366,365

   Dividend requirements applicable to
       preferred stock                              (87,258)              --           87,258               --
                                                -----------      -----------      -----------      -----------

Net income (loss)                                 1,030,110          555,399         (219,144)       1,366,365

Net income or loss attributed to parties
   other than Cablevision Systems
   Corporation shareholders                         (15,024)        (204,120)         219,144               --
                                                -----------      -----------      -----------      -----------

Net income (loss) attributed to Cablevision
   Systems Corporation shareholders             $ 1,015,086      $   351,279               --      $ 1,366,365
                                                ===========      ===========      ===========      ===========


                                                                Six Months Ended June 30, 2000
                                                --------------------------------------------------------------
                                                                                  Adjustments/
                                                   CNYG              RMG          Eliminations     Cablevision
                                                -----------      -----------      ------------     -----------
Revenues, net                                   $ 1,907,451      $   232,609      $   (10,259)     $ 2,129,801

Operating expenses:
   Technical and operating                          755,578           88,626          (10,259)         833,945
   Retail electronics cost of sales                 241,852               --               --          241,852
   Selling, general & administrative                390,384           64,535           53,226          508,145
   Corporate, general and
       administrative allocation                     40,835           12,391          (53,226)              --
   Depreciation and amortization                    450,778           20,052               --          470,830
                                                -----------      -----------      -----------      -----------

Operating income (loss)                              28,024           47,005               --           75,029

Other income (expense), net                        (250,698)         (24,719)         (86,855)        (362,272)
                                                -----------      -----------      -----------      -----------

Income (loss) before income taxes and
   dividend requirements                           (222,674)          22,286          (86,855)        (287,243)

   Income tax expense                                    --               --               --               --
                                                -----------      -----------      -----------      -----------

Net income (loss) before dividend
   requirements                                    (222,674)          22,286          (86,855)        (287,243)

   Dividend requirements applicable to
       preferred stock                              (80,529)              --           80,529               --
                                                -----------      -----------      -----------      -----------

Net income (loss)                                  (303,203)          22,286           (6,326)        (287,243)

Net income or loss attributed to parties
   other than Cablevision Systems
   Corporation shareholders                           3,134           (9,460)           6,326               --
                                                -----------      -----------      -----------      -----------

Net income (loss) attributed to Cablevision
   Systems Corporation shareholders             $  (300,069)     $    12,826               --      $  (287,243)
                                                ===========      ===========      ===========      ===========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

                       CONSOLIDATING CASH FLOW INFORMATION


                                                                     Six Months Ended June 30, 2001
                                                         ------------------------------------------------------
                                                                                       Adjustments/
                                                            CNYG           RMG         Eliminations   Cablevision
                                                         ---------      ---------      ------------   -----------
Net cash provided by (used in) operating activities      $ 129,837      $  17,513      $(385,824)     $(238,474)
Net cash provided by (used in) investing activities       (397,907)       820,459          3,066        425,618
Net cash provided by (used in) financing activities        282,552       (647,120)       382,758         18,190
                                                         ---------      ---------      ---------      ---------

Net increase in cash and cash equivalents                   14,482        190,852             --        205,334

Cash and cash equivalents at beginning of year              37,912             28             --         37,940
                                                         ---------      ---------      ---------      ---------

Cash and cash equivalents at end of period               $  52,394      $ 190,880      $      --      $ 243,274
                                                         =========      =========      =========      =========


                                                                     Six Months Ended June 30, 2000
                                                         ------------------------------------------------------
                                                                                       Adjustments/
                                                            CNYG           RMG         Eliminations   Cablevision
                                                         ---------      ---------      ------------   -----------
Net cash provided by operating activities                $  27,810      $   7,431      $  21,317      $  56,558
Net cash used in investing activities                     (681,593)        (7,315)       (10,402)      (699,310)
Net cash provided by (used in) financing activities        625,140           (207)       (10,915)       614,018
                                                         ---------      ---------      ---------      ---------

Net increase (decrease) in cash and cash equivalents       (28,643)           (91)            --        (28,734)

Cash and cash equivalents at beginning of year              62,560            105             --         62,665
                                                         ---------      ---------      ---------      ---------

Cash and cash equivalents at end of period               $  33,917      $      14      $      --      $  33,931
                                                         =========      =========      =========      =========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains or incorporates by reference statements that constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995 including the statements under "2001 Outlook-Cablevision NY Group" and "Liquidity and Capital Resources". Investors are cautioned that such forward looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward looking statements as a result of various factors. Factors that may cause such differences to occur include but are not limited to:

(i)      the level of the Company's revenues;
(ii) subscriber demand and growth, which are impacted by competition from other services, such as DBS, and the other factors set forth below;
(iii)    the cost of programming and industry conditions;
(iv)     the regulatory environment in which the Company operates;
(v)      general economic conditions in the areas in which we operate;
(vi)     demand for advertising time and space;
(vii) the level of capital expenditures and whether our capital expenditures increase as expected;
(viii) the level of our expenses, including costs of our new services, such as expenses related to the development of our high speed data services and the introduction of our digital services;
(ix)     pending and future acquisitions and dispositions of assets;
(x)      market demand for new services;
(xi) whether any pending uncompleted transactions are completed on the terms and at the times set forth (if at all);
(xii) competition from existing competitors and new competitors entering the Company's franchise areas;
(xiii) other risks and uncertainties inherent in the cable television business, the programming and entertainment businesses and the Company's other businesses;
(xiv) financial community and rating agency perceptions of the Company's business, operations, financial condition and the industry in which it operates; and
(xv) the factors described in Cablevision Systems Corporation's Registration Statement on Form S-3 filed on August 8, 2001, as amended, including the section entitled "Risk Factors" contained therein.

The Company disclaims any obligation to update or revise the forward-looking statements contained or incorporated by reference herein, except as otherwise required by applicable federal securities laws.

RECENT TRANSACTIONS

2001 TRANSACTIONS. In January 2001, CSC Holdings, Inc. completed the sale of its cable television systems in Boston and eastern Massachusetts to AT&T Corp. in exchange for cable television systems of AT&T in certain northern New York suburbs and for AT&T common stock and cash. In April 2001, Metro-Goldwyn-Mayer Inc. ("MGM") acquired a 20% interest in certain national programming businesses of Rainbow Media Holdings, Inc. for $825,000 in cash.

2000 ACQUISITIONS. In August 2000, Rainbow Media Holdings, Inc. purchased the remaining interests in News 12 New Jersey LLC that it did not already own from the Newark Morning Ledger Co. In May 2000, Rainbow Media Holdings acquired the 50% interest in MuchMusic

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


USA held by Chum, Ltd., increasing Rainbow Media Holdings' ownership to 100%. In January 2000, Regional Programming Partners, a company 60% owned by Rainbow Media Holdings, acquired the 70% interest in SportsChannel Florida Associates held by Front Row Communications, Inc., increasing Regional Programming Partners' ownership to 100%.

2000 DISPOSITIONS. In September 2000, CSC Holdings completed the sale of its cable television system serving Kalamazoo, Michigan and in November 2000, CSC Holdings completed the sale of cable television systems in the greater Cleveland, Ohio metropolitan area.

The above transactions are collectively referred to as the "Transactions."

RESULTS OF OPERATIONS

The following table sets forth on an unaudited historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA - CABLEVISION SYSTEMS CORPORATION


                                                                     Three Months Ended June 30,
                                                 -----------------------------------------------------------------
                                                              2001                               2000
                                                 -------------------------------    -------------------------------     (Increase)
                                                                        % of Net                           % of Net     Decrease
                                                    Amount              Revenues        Amount             Revenues    in Net Loss
                                                    ------              --------        ------             --------    -----------
                                                                          (Dollars in thousands)

Revenues, net                                    $ 1,061,988              100%      $ 1,081,577              100%      $   (19,589)

Operating expenses:
   Technical and operating                           383,457               36           393,917               36            10,460
   Retail electronics cost of sales                  124,310               12           129,399               12             5,089
   Selling, general & administrative                 271,072               26           305,485               28            34,413
   Depreciation and amortization                     240,158               23           237,478               22            (2,680)
                                                 -----------                        -----------                        -----------
Operating income:                                     42,991                4            15,298                1            27,693
Other income (expense):
   Interest expense, net                            (126,426)             (12)         (138,065)             (13)           11,639
   Equity in net income (loss) of affiliates          (6,342)              (1)               47               --            (6,389)
   Gain on sale of cable assets and
      programming interests, net                     744,588               70                --               --           744,588
   Loss on investments, net                          (25,147)              (2)               --               --           (25,147)
   Write-off of deferred financing costs              (6,610)              (1)               --               --            (6,610)
   Minority interests                               (278,655)             (26)          (45,460)              (4)         (233,195)
   Miscellaneous, net                                (15,943)              (2)           (3,568)              --           (12,375)
                                                 -----------                        -----------                        -----------
Income (loss) before income taxes                    328,456               31          (171,748)             (16)          500,204
   Income tax expense                                (89,966)              (9)               --               --           (89,966)
                                                 -----------                        -----------                        -----------
Net income (loss)                                $   238,490               22%      $  (171,748)             (16)%     $   410,238
                                                 ===========                        ===========                        ===========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


                                                                     Six Months Ended June 30,
                                                 -----------------------------------------------------------------
                                                              2001                               2000
                                                 -------------------------------    -------------------------------     (Increase)
                                                                        % of Net                           % of Net     Decrease
                                                    Amount              Revenues        Amount             Revenues    in Net Loss
                                                    ------              --------        ------             --------    -----------
                                                                          (Dollars in thousands)

Revenues, net                                    $ 2,111,524              100%      $ 2,129,801              100%      $   (18,277)

Operating expenses:
   Technical and operating                           832,377               39           833,945               39             1,568
   Retail electronics cost of sales                  245,439               12           241,852               11            (3,587)
   Selling, general & administrative                 558,870               26           508,145               24           (50,725)
   Depreciation and amortization                     488,104               23           470,830               22           (17,274)
                                                 -----------                        -----------                        -----------
Operating income (loss):                             (13,266)              --            75,029                4           (88,295)
Other income (expense):
   Interest expense, net                            (260,876)             (12)         (268,843)             (13)            7,967
   Equity in net loss of affiliates                  (11,343)              --            (2,269)              --            (9,074)
   Gain on sale of cable assets and
      programming interests, net                   2,178,080              103                --               --         2,178,080
   Gain on investments, net                          189,432                9                --               --           189,432
   Write-off of deferred financing costs             (12,990)              (1)               --               --           (12,990)
   Minority interests                               (306,402)             (14)          (86,855)              (4)         (219,547)
   Miscellaneous, net                                (20,059)              (1)           (4,305)              --           (15,754)
                                                 -----------                        -----------                        -----------
Income (loss) before income taxes                  1,742,576               83          (287,243)             (13)        2,029,819
   Income tax expense                               (376,211)             (18)               --               --          (376,211)
                                                 -----------                        -----------                        -----------

Net income (loss)                                $ 1,366,365               65%      $  (287,243)             (13)%     $ 1,653,608
                                                 ===========                        ===========                        ===========


COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2001 VERSUS THREE AND SIX MONTHS ENDED JUNE 30, 2000.

CONSOLIDATED RESULTS - CABLEVISION SYSTEMS CORPORATION

REVENUES for the three and six months ended June 30, 2001 decreased $19.6 million (2%) and $18.3 million (1%) as compared to revenues for the same periods in the prior year. Approximately $73.3 million (7%) and $143.6 million (7%) of the decrease was attributable to the Transactions. Offsetting these decreases were increases of approximately $22.9 million (2%) and $58.7 million (2%) from other revenue sources, primarily higher revenue derived from the developing modem and telephone businesses and from higher retail electronics sales in the six month period; approximately $17.9 million (1%) and $33.0 million (2%) resulted from higher revenue per cable television subscriber; approximately $6.4 million (1%) and $19.4 million (1%) was attributable to increased revenues in Rainbow Media Holdings' programming services; and approximately $6.5 million (1%) and $14.2 million (1%) was attributable to internal growth of 49,629 in the average number of cable television subscribers during the period.

TECHNICAL AND OPERATING EXPENSES for the three and six months ended June 30, 2001 decreased $10.5 million (3%) and $1.6 million compared to the same periods in 2000. A decrease of approximately $29.4 million (7%) and $58.7 million (7%), respectively, was attributable to the Transactions and a $30.0 million (8% and 3%) decrease in each period was attributable to a settlement from the New York Yankees (see discussion below). These decreases were partially offset by increases of $48.9 million (12%) and $87.1 million (10%) resulting from increased costs

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


directly associated with the growth in revenues and subscribers discussed above. As a percentage of revenues, technical and operating expenses remained relatively constant during the 2001 periods as compared to the 2000 periods.

RETAIL ELECTRONICS COST OF SALES for the three and six months ended June 30, 2001 amounted to approximately $124.3 million and $245.4 million (80% of retail electronics sales) compared to approximately $129.4 million and $241.9 million (81% and 82%, respectively, of retail electronics sales) for the three and six months ended June 30, 2000. Cost of sales includes the cost of merchandise sold, including freight costs incurred and certain occupancy and buying costs, for the Company's retail electronics segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased $34.4 million (11%) for the three months ended June 30, 2001 and increased $50.7 million (10%) for the six months ended June 30, 2001 over the comparable periods in 2000. The net decrease for the three months ended June 30, 2001 was comprised of a $60.3 million (20%) decrease in expenses related to an incentive stock plan, approximately $14.8 million (5%) was attributable to the Transactions and approximately $1.2 million was due to lower Year 2000 remediation costs. These decreases were partially offset by increases of approximately $41.9 million (14%) that resulted primarily from additional customer service, sales and marketing and administrative costs. The net increase for the six months ended June 30, 2001 was comprised of an increase of approximately $78.4 million (16%) due primarily to additional customer service, sales and marketing and administrative costs, partially offset by a decrease of $23.5 million (5%) attributable to the Transactions, a decrease of approximately $3.5 million (1%) due to lower Year 2000 remediation costs and a decrease of approximately $0.7 million due to lower expenses related to an incentive stock plan. As a percentage of revenues, selling, general and administrative expenses decreased 2% and increased 2%, respectively, in the 2001 periods compared to the same periods in 2000. Excluding the effects of the incentive stock plan and the Year 2000 remediation costs, as a percentage of revenues such costs increased 3% in each of the periods.

OPERATING PROFIT BEFORE DEPRECIATION AND AMORTIZATION increased $30.3 million (12%) to $283.1 million for the three months ended June 30, 2001 and decreased $71.0 million (13%) to $474.8 million for the six months ended June 30, 2001 from $252.8 million and $545.8 million for the comparable periods in 2000. The increase for the three months ended June 30, 2001 consisted of a $60.3 million (24%) decrease in costs resulting from the adjustment related to an incentive stock plan, partially offset by a decrease of approximately $30.0 million (12%) which resulted from the combined effect of the revenue and expense changes discussed above. The decrease for the six months ended June 30, 2001 resulted from the combined effect of the revenue and expense changes discussed above. Operating profit before depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income (loss) and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


DEPRECIATION AND AMORTIZATION EXPENSE increased $2.7 million (1%) and $17.3 million (4%) for the three and six months ended June 30, 2001 as compared to the same periods in 2000. Approximately $27.7 million (12%) and $51.3 million (11%), respectively, of the increase was due primarily to depreciation of new plant assets, partially offset by a decrease of $25.0 million (11%) and $34.0 million (7%), respectively, resulting from the Transactions.

NET INTEREST EXPENSE decreased $11.6 million (8%) and $8.0 million (3%) for the three and six months ended June 30, 2001, respectively, compared to the same periods in 2000. The net decrease is attributable primarily to higher interest income.

EQUITY IN NET LOSS OF AFFILIATES increased to $6.3 million and $11.3 million for the three and six months ended June 30, 2001, respectively. Such amounts consist of the Company's share of the net income or loss of certain businesses in which the Company has varying minority ownership interests.

GAIN ON SALE OF CABLE ASSETS, NET for the three and six months ended June 30, 2001 consists primarily of the gain recognized on the disposition of the Company's cable television systems in Massachusetts and the gain from the sale of a 20% minority interest in certain of the Company's programming businesses.

GAIN (LOSS) ON INVESTMENTS, NET for the three and six months ended June 30, 2001 consists primarily of a $69.6 million charge for an other-than-temporary decline in the fair value of the Company's At Home warrants, a net gain of $44.4 million and a net loss of $27.4 million, respectively, as a result of the change in the fair value of the Charter Communications, Inc., Adelphia Communications Corporation and AT&T common stock. In addition, the six month period includes a gain of $286.4 million recognized in connection with the reclassification of the Company's shares of Charter Communications and Adelphia Communications common stock from securities available-for-sale to trading securities upon the adoption of SFAS 133 on January 1, 2001.

WRITE-OFF OF DEFERRED FINANCING COSTS of $6.6 million and $13.0 million for the three and six months ended June 30, 2001 consists principally of costs written off in connection with amendments to, or termination of, the Company's credit agreements.

MINORITY INTERESTS for the three and six months ended June 30, 2001 include CSC Holdings' preferred stock dividend requirements, Fox Sports Networks, LLC's share of the net income (loss) of Regional Programming Partners, Metro-Goldwyn-Mayer's share of the net income or loss of American Movie Classics, Bravo, IFC and We:Women's Entertainment and NBC-Rainbow Holding, Inc.'s share of the net income of Rainbow Media Holdings. For the prior year periods, minority interests include CSC Holdings' preferred stock dividend requirements, Fox Sports Networks' share of the net income (loss) of Regional Programming Partners and NBC-Rainbow Holding's share of the net loss of Rainbow Media Holdings.

INCOME TAX EXPENSE for the three and six months ended June 30, 2001 of $90.0 million and $376.2 million, respectively, is a direct result of the increase in pre-tax income.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


NET MISCELLANEOUS EXPENSE increased $12.4 million to $15.9 million for the three months ended June 30, 2001 and $15.8 million to $20.1 million for the six months ended June 30, 2001 as compared to the same periods in 2000. The net increases resulted primarily from a net loss on derivative contracts of $12.1 million and $13.1 million for the three and six months ended June 30, 2001, respectively.

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


                                                                         Three Months Ended June 30,
                                                        --------------------------------------------------------------
                                                                    2001                             2000
                                                        -----------------------------     ----------------------------
                                                                          % of Net                         % of Net
                                                            Amount        Revenues           Amount        Revenues
                                                            ------        --------           ------        --------
                                                                           (dollars in thousands)

Revenues, net                                               $573,016         100%             $596,289        100%
Technical and operating expenses                             229,493          40               235,962         40
Selling, general and administrative expenses                 104,781          18               131,582         22
Depreciation and amortization                                158,801          28               158,858         27
                                                           ---------                         ---------
     Operating income                                      $  79,941          14%            $  69,887         12%
                                                           =========                         =========


                                                                          Six Months Ended June 30,
                                                        --------------------------------------------------------------
                                                                    2001                             2000
                                                        ------------------------------    ----------------------------
                                                                           % of Net                        % of Net
                                                            Amount         Revenues          Amount        Revenues
                                                            ------         --------          ------        --------
                                                                           (dollars in thousands)

Revenues, net                                             $1,116,003          100%          $1,163,357        100%
Technical and operating expenses                             453,537           41              466,771         40
Selling, general and administrative expenses                 220,632           20              212,830         18
Depreciation and amortization                                329,453           29              317,847         27
                                                          ----------                        ----------
     Operating income                                     $  112,381           10%          $  165,909         14%
                                                          ==========                        ==========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


REVENUES for the three and six months ended June 30, 2001 decreased $23.3 million (4%) and $47.4 million (4%) as compared to revenues for the same period in the prior year. Approximately $76.1 million (13%) and $148.9 million (13%) of the decrease resulted from the Transactions. Partially offsetting these decreases were increases of approximately $28.0 million (5%) and $54.0 million (5%) attributable to revenues from the Company's developing modem business (averaging 233,000 increased modem customers), the developing telephone business and deferred revenue recognized in connection with warrants previously received from At Home; approximately $17.9 million (3%) and $33.0 million (3%) resulted from higher revenue per cable television subscriber and approximately $6.5 million (1%) and $14.2 million (1%) was attributable to the internal growth of 49,629 in the average number of subscribers during the period. The remaining increase of $0.4 million and $0.3 million resulted from a net increase in various other revenue sources.

TECHNICAL AND OPERATING EXPENSES for the three and six months ended June 30, 2001 decreased $6.5 million (3%) and $13.2 million (3%) over the same period in 2000. Approximately $31.0 million (13%) and $61.4 million (13 %) of the decrease was attributable to the Transactions and was partially offset by increased costs of approximately $24.5 million (10%) and $48.2 million (10%) directly associated with the growth in revenues and subscribers discussed above. As a percentage of revenues, technical and operating expenses remained relatively constant during the three month period in 2001 and increased 1% in the six month period in 2001 as compared to the same periods in 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased $26.8 million (20%) for the three months ended June 30, 2001 and increased $7.8 million (4%) for the six months ended June 30, 2001 as compared to the same periods in 2000. The net decrease for the three months ended June 30, 2001 consisted of a decrease of approximately $29.3 million (22%) attributable to lower expenses relating to an incentive stock plan and a decrease of approximately $16.9 million (13%) which resulted from the Transactions, partially offset by increases in various other costs aggregating $19.4 million (15%) primarily attributable to the Company's developing modem business. The net increase for the six months ended June 30, 2001 consisted of increases in various costs aggregating $39.4 million (19%), primarily attributable to the Company's developing modem business, partially offset by decreases of $3.8 million (2%) attributable to lower expenses relating to an incentive stock plan and $27.8 million (13%) which resulted from the Transactions. As a percentage of revenues, selling, general and administrative expenses decreased 4% and increased 2%, respectively, in the 2001 periods compared to the same periods in 2000. Excluding the effects of the incentive stock plan and the Year 2000 remediation costs, as a percentage of revenues such costs increased 2% in each of the periods.

DEPRECIATION AND AMORTIZATION EXPENSE decreased $0.1 million and increased $11.6 million (4%) for the three and six months ended June 30, 2001 as compared to the same periods in 2000. For the three months ended June 30, 2001, a decrease of approximately $25.4 million (16%) resulted from the Transactions and was partially offset by an increase of approximately $25.3 million (16%) due primarily to depreciation of new plant assets. For the six months ended June 30, 2001 an increase of approximately $46.5 million (15%) due primarily to depreciation of new plant

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


assets was partially offset by a decrease of approximately $34.9 million (11%) which resulted from the Transactions.

RAINBOW MEDIA GROUP

Refer to "Rainbow Media Group" discussion below.

MADISON SQUARE GARDEN

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for Madison Square Garden.


                                                                         Three Months Ended June 30,
                                                        --------------------------------------------------------------
                                                                    2001                             2000
                                                        ------------------------------    ----------------------------
                                                                             % of                            % of
                                                            Amount         Revenues          Amount        Revenues
                                                            ------         --------          ------        --------
                                                                           (dollars in thousands)

Revenues, net                                              $ 181,406         100%           $ 193,864         100%
Technical and operating expenses                              97,417          54              117,592          61
Selling, general and administrative expenses                  39,288          21               37,264          19
Depreciation and amortization                                 23,630          13               28,510          15
                                                           ---------                        ---------
     Operating income                                      $  21,071          12%           $  10,498          5%
                                                           =========                        =========


                                                                          Six Months Ended June 30,
                                                        --------------------------------------------------------------
                                                                    2001                             2000
                                                        ------------------------------    ----------------------------
                                                                             % of                            % of
                                                            Amount         Revenues          Amount        Revenues
                                                            ------         --------          ------        --------
                                                                           (dollars in thousands)

Revenues, net                                              $ 398,305         100%           $ 418,162         100%
Technical and operating expenses                             262,243          66              289,049          69
Selling, general and administrative expenses                  83,298          21               61,067          15
Depreciation and amortization                                 47,480          12               56,871          13
                                                           ---------                        ---------
     Operating income                                      $   5,284           1%           $  11,175          3%
                                                           =========                        =========

REVENUES for the three and six months ended June 30, 2001 decreased $12.5 million (6%) and $19.9 million (5%), respectively, as compared to revenues for the same periods in the prior year. These declines were primarily attributable to a fewer number of concerts and other special events at Madison Square Garden, Radio City Music Hall and the Hartford Civic Center, as well as lower Knicks playoff revenues as the team was eliminated in the first round of the NBA playoffs in the second quarter of 2001 as compared to advancing to the third round in the same period of the prior year. Partially offsetting these declines were higher revenues for MSG Networks as a result of increased affiliate fees, slightly offset by a decline in advertising revenues.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


TECHNICAL AND OPERATING EXPENSES for the three and six months ended June 30, 2001 decreased $20.2 million (17%) and $26.8 million (9%), respectively, over the same 2000 periods. Technical and operating expenses for the three and six months ended June 30, 2001 reflect a credit of $30.0 million as a result of the settlement of litigation with the New York Yankees Limited Partnership. As a result of the settlement, Madison Square Garden will receive $30.0 million from the New York Yankees in 2001 and Madison Square Garden's rights to telecast New York Yankee games will end at the conclusion of the 2001 baseball season. Technical and operating expenses also decreased as a result of decreased costs directly associated with the decline in the number of concerts and special events and the Knicks playoffs performance discussed above. Partially offsetting these decreases was a provision recorded in the second quarter of 2001 for certain player transactions, and higher contractual rights expense in the MSG Networks.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the three and six months ended June 30, 2001 increased $2.0 million (5%) and $22.2 million (36%), respectively, as compared to the 2000 level. Selling, general and administrative expenses for the three months ended June 30, 2001 increased primarily due to a higher provision for severance, increased legal and professional fees associated with the Yankee litigation and other general cost increases, partially offset by a $10.2 million decline in expense related to Madison Square Garden's proportionate share of Cablevision's incentive stock plan. For the six months ended June 30, 2001, selling, general and administrative expenses increased primarily due to a higher provision for severance, increased legal and professional fees associated with the Yankee litigation and other general cost increases, as well as a $3.1 million increase in Madison Square Garden's proportionate share of expense related to Cablevision's incentive stock plan.

DEPRECIATION AND AMORTIZATION EXPENSE for the three and six months ended June 30, 2001 decreased $4.9 million (17%) and $9.4 million (17%), respectively, as compared to the comparable 2000 periods due primarily to lower amortization expense as certain intangibles assets have been fully amortized.

RETAIL ELECTRONICS

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's retail electronics segment, Cablevision Electronics Investments, Inc. ("Cablevision Electronics").


                                                                           Three Months Ended June 30,
                                                          ---------------------------------------------------------------
                                                                        2001                           2000
                                                          ------------------------------  ------------------------------
                                                                             % of Net                        % of Net
                                                              Amount         Revenues         Amount         Revenues
                                                              ------         --------         ------         --------
                                                                              (dollars in thousands)
Revenues, net                                               $ 156,207           100%        $ 159,102           100%
Cost of sales                                                 124,310            80           129,399            81
Selling, general and administrative expenses                   45,965            29            43,823            28
Depreciation                                                    7,623             5             4,382             3
                                                            ---------                       ---------
     Operating loss                                         $ (21,691)          (14)%       $ (18,502)          (12)%
                                                            ==========                      =========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES



                                                                            Six Months Ended June 30,
                                                          ---------------------------------------------------------------
                                                                        2001                           2000
                                                          ------------------------------  ------------------------------
                                                                             % of Net                        % of Net
                                                              Amount         Revenues         Amount         Revenues
                                                              ------         --------         ------         --------
                                                                              (dollars in thousands)
Revenues, net                                               $ 307,070           100%        $ 295,758           100%
Cost of sales                                                 245,439            80           241,852            82
Selling, general and administrative expenses                   93,333            30            85,344            29
Depreciation                                                   15,075             5             8,143             3
                                                            ---------                       ---------
     Operating loss                                         $ (46,777)          (15)%       $ (39,581)          (13)%
                                                            =========                       =========

REVENUES for the three and six months ended June 30, 2001 decreased $2.9 million (2%) and increased $11.3 million (4%) to approximately $156.2 million and $307.1 million, respectively, compared to revenues of approximately $159.1 million and $295.8 million for the three and six months ended June 30, 2000, respectively. The net decrease for the three months ended June 30, 2001 was comprised of a decrease of $9.7 million (6%) in cable modem sales no longer being recorded in the retail electronics segment, partially offset by an increase in comparable store sales of $2.9 million (2%) and an increase of $3.9 million (3%) in revenues from new and relocated stores. For the six months ended June 30, 2001, comparable store sales accounted for $20.6 million (7%) of the increase while new and relocated stores contributed $7.2 million (2%) to the increase. These increases were partially offset by a decrease of $16.5 million (5%) in cable modem sales no longer being recorded in the retail electronics segment.

COST OF SALES for the three and six months ended June 30, 2001 amounted to approximately $124.3 million and $245.4 million (80% of revenues), respectively, compared to costs of sales of $129.4 million and $241.9 million (81% and 82% of revenues) for the three and six months ended June 30, 2000, respectively. Such costs include the cost of merchandise sold, including freight costs incurred as well as certain occupancy and buying costs. The decrease in cost of sales, as a percentage of revenues, is primarily attributable to changes in the sales mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES amounted to approximately $46.0 million and $93.3 million (29% and 30% of revenues) for the three and six months ended June 30, 2001, respectively, and $43.8 million and $85.3 million (28% and 29% of revenues) for the three and six months ended June 30, 2000, respectively. The increase for the three and six months ended June 30, 2001 of $2.1 million (5%) and $8.0 million (9%), respectively, was primarily attributable to increased salaries and commissions, advertising costs and other selling expenses. Selling, general and administrative expenses consist of retail store expenses (excluding certain store occupancy costs), the salaries and commissions of store personnel, the costs of advertising, operating the distribution center and corporate support functions other than buying.

DEPRECIATION EXPENSE amounted to approximately $7.6 million and $15.1 million (5% of revenues) for the three and six months ended June 30, 2001, respectively, and $4.4 million and $8.1 million (3% of revenues) for the three and six months ended June 30, 2000, respectively. The increase for the three and six months ended June 30, 2001 of $3.2 million and $6.9 million, respectively, resulted primarily from depreciation of new fixed assets and increased depreciation

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


of certain software costs. Depreciation expense includes the depreciation of all property and equipment in service.

2001 OUTLOOK -CABLEVISION NY GROUP

At the time of the release of our results for the second quarter of 2001, we also disclosed the following information about our 2001 results:

      o We expect that our 2001 pro forma cash flow growth, as described below, for our cable television, high speed data and Cablevision Lightpath Long Island operations to increase between 11% and 13% when compared with 2000.

      o We expect that our 2001 pro forma cash flow growth, as described below, for our telecommunications segment to increase between 7%-9% when compared to 2000.

      o We expect our 2001 cable television subscriber growth to be 1% when compared with 2000, on the same pro forma basis described below.

      o We expect cash flow, for our Madison Square Garden segment to be between $115 million and $120 million, excluding certain one-time expenses related to the sports teams that could be incurred during the remainder of 2001 and excluding a $30 million settlement of certain litigation at Madison Square Garden in 2001.

When we refer to cash flow in the preceding items, we are referring to operating profit before depreciation and amortization, excluding the effects of stock plan income and expense and Year 2000 remediation expense. Our pro forma cash flow increases give effect to our completed dispositions and acquisitions of cable television systems, as discussed in this Form 10-Q and in our 10-K/A, as if they occurred at the beginning of 2000, and the retroactive application of a write off of modem incentive costs taken in the fourth quarter of 2000.

The expected pro forma cash flow growth related to our telecommunications segment is lower than earlier expected due to:

      o Our decision during the second quarter of 2001 not to proceed with a leasing option program for our high speed data service, thereby lowering forecasted cash flow by $20 million and reducing forecasted cable modem capital expenditures by $35 million;
      o Call center expenses being higher than anticipated due to higher staffing requirements related to our high speed data customer growth;
      o Advertising revenue being lower than forecasted due to the weak advertising market; and
      o Lower than forecasted cable television revenues due to lower subscriber growth.

The expected 2001 cash flow for our Madison Square Garden segment is lower than earlier expected as a result of:

            o     the New York Rangers not making the NHL playoffs;
            o the New York Knicks not advancing to the second round of the NBA playoffs;
            o     player contract buyouts;
            o     expenses related to the Yankees litigation; and
            o     severance payments.

CABLEVISION SYSTEMS CORPORATION

OPERATING ACTIVITIES

Net cash used in operating activities amounted to $238.5 million for the six months ended June 30, 2001 compared to cash provided by operating activities of $56.6 million for the six months ended June 30, 2000. The 2001 cash used in operating activities consisted primarily of a net decrease in cash of $170.0 million resulting from a net loss before depreciation, amortization and other non-cash items and a decrease in cash resulting from changes in assets and liabilities of $68.5 million.

The 2000 cash provided by operating activities consisted primarily of $287.5 million of income before depreciation, amortization and other non-cash items, partially offset by a net decrease in cash resulting from changes in assets and liabilities of $230.9 million.

INVESTING ACTIVITIES

Net cash provided by investing activities for the six months ended June 30, 2001 was $425.6 million compared to net cash used in investing activities of $699.3 million for the six months ended June 30, 2000. The 2001 investing activities consisted of net proceeds from the sale of cable assets and programming interests of $1,118.2 million, partially offset by $660.3 million of capital expenditures and other net cash payments of $32.3 million.

The 2000 investing activities consisted of $554.4 million of capital expenditures, $116.2 million of payments for acquisitions, and other net cash payments of $28.7 million.

FINANCING ACTIVITIES

Net cash provided by financing activities amounted to $18.2 million for the six months ended June 30, 2001 compared to $614.0 million for the six months ended June 30, 2000. In 2001, the Company's financing activities consisted primarily of $996.8 million from the issuance of senior notes, $673.6 million of proceeds from collateralized indebtedness, partially offset by net bank debt repayments of $1,593.9 million and other net cash payments of $58.3 million.

In 2000, the Company's financing activities consisted primarily of additional bank borrowings of $638.0 million, partially offset by other net cash payments aggregating $24.0 million.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


RAINBOW MEDIA GROUP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Rainbow Media Group tracking stock represents an interest in Cablevision and is not a direct interest in the businesses and interests included in Rainbow Media Group. Dividends (if any), entitlements in the event of a merger or similar transaction and rights in liquidation will not necessarily be related to the performance of Rainbow Media Group or the value of the assets in Rainbow Media Group. Instead, such determinations will be made by the Cablevision Board of Directors, subject to the provisions of Cablevision's amended certificate of incorporation. Cablevision does not expect to pay any dividends on any series of its common stock for the foreseeable future.

In connection with the preparation of the financial information for the Rainbow Media Group tracking stock, certain allocations of Cablevision costs have been made based on existing policies. If those policies were altered, which Cablevision is entitled to do at any time, there could be material adverse effects on the Rainbow Media Group financial statements.

RECENT TRANSACTIONS - RAINBOW MEDIA GROUP

2001 TRANSACTIONS. In April 2001, Metro-Goldwyn-Mayer acquired a 20% interest in certain national programming businesses of Rainbow Media Holdings which are included in Rainbow Media Group.

2000 TRANSACTIONS. In August 2000, Sterling Digital, LLC was acquired by CSC Holdings and attributed to Rainbow Media Group. In May 2000, Rainbow Media Holdings acquired the 50% interest in MuchMusic USA Venture held by Chum, Ltd., increasing Rainbow Media Holdings' ownership to 100%. In January 2000, Regional Programming Partners, a company 60% owned by Rainbow Media Holdings, acquired the 70% interest in SportsChannel Florida Associates held by Front Row Communications, Inc., increasing Regional Programming Partners' ownership to 100%.

The above transactions are collectively referred to as the "Transactions."

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


RESULTS OF OPERATIONS - RAINBOW MEDIA GROUP

The following table sets forth on an unaudited historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA - RAINBOW MEDIA GROUP


                                                          Three Months Ended June 30,
                                                 -------------------------------------------------
                                                          2001                       2000
                                                 ----------------------      ---------------------    (Increase)
                                                               % of Net                   % of Net      Decrease
                                                  Amount       Revenues      Amount       Revenues     in Net Loss
                                                  ------       --------      ------       --------     -----------
                                                            (Dollars in thousands)

Revenues, net                                    $ 147,794        100%      $ 122,149        100%      $  25,645

Operating expenses:
   Technical and operating                          60,716         41          45,851         38         (14,865)
   Selling, general & administrative .              48,680         33          44,031         36          (4,649)
   Depreciation and amortization                    10,558          7          10,332          8            (226)
                                                 ---------                  ---------                  ---------
Operating income                                    27,840         19          21,935         18           5,905
Other income (expense):
   Interest income (expense), net                      599         --         (12,482)       (10)         13,081
   Equity in net income of affiliates                4,482          3           1,018          1           3,464
   Gain on sale of programming interests           746,302        505              --         --         746,302
   Loss on investments                                 (58)        --              --         --             (58)
   Write-off of deferred financing costs                --         --              --         --              --
   Miscellaneous, net                                   24         --             321         --            (297)
                                                 ---------                  ---------                  ---------
Income before income taxes                         779,189        527          10,792          9         768,397
   Income tax expense                             (216,579)      (146)             --         --        (216,579)
                                                 ---------                  ---------                  ---------
Net income                                       $ 562,610        381%      $  10,792          9%      $ 551,818
                                                 =========                  =========                  =========


                                                           Six Months Ended June 30,
                                                   --------------------------------------------------
                                                          2001                      2000
                                                   ---------------------      ---------------------      (Increase)
                                                                % of Net                   % of Net       Decrease
                                                   Amount       Revenues      Amount       Revenues      in Net Loss
                                                   ------       --------      ------       --------      -----------
                                                            (Dollars in thousands)

Revenues, net                                    $ 283,936         100%      $ 232,609         100%      $  51,327

Operating expenses:
   Technical and operating                         116,383          41          88,626          38         (27,757)
   Selling, general & administrative .             105,269          37          76,926          33         (28,343)
   Depreciation and amortization                    20,554           7          20,052           9            (502)
                                                 ---------                   ---------                   ---------
Operating income                                    41,730          15          47,005          20          (5,275)
Other income (expense):
   Interest expense, net                           (12,377)         (5)        (23,683)        (10)         11,306
   Equity in net income (loss) of affiliates         2,997           1            (769)         --           3,766
   Gain on sale of programming interests           746,302         263              --          --         746,302
   Loss on investments                                (311)         --              --          --            (311)
   Write-off of deferred financing costs            (6,380)         (2)             --          --          (6,380)
   Miscellaneous, net                                   17          --            (267)         --             284
                                                 ---------                   ---------                   ---------
Income before income taxes                         771,978         272          22,286          10         749,692
   Income tax expense                             (216,579)        (76)             --          --        (216,579)
                                                 ---------                   ---------                   ---------
Net income                                       $ 555,399         196%      $  22,286          10%      $ 533,113
                                                 =========                   =========                   =========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2001 VERSUS THREE AND SIX MONTHS ENDED JUNE 30, 2000 - RAINBOW MEDIA GROUP

REVENUES for the three and six months ended June 30, 2001 increased $25.6 million (21%) and $51.3 million (22%), respectively, as compared to revenues for the same periods in the prior year. Approximately $15.3 million (13%) and $31.0 million (13%), respectively, of the increases were attributed to growth in programming network subscribers and rate increases, approximately $8.7 million (7%) and $17.2 million (8%), respectively, of the increases were due to higher advertising revenue and the remaining $1.6 million (1%) and $3.1 million (1%), respectively, of the increases were primarily due to the Transactions.

TECHNICAL AND OPERATING EXPENSES for the three and six months ended June 30, 2001 increased $14.9 million (32%) and $27.8 million (31%), respectively, over the comparable 2000 periods primarily due to increased costs directly associated with the net increases in revenues discussed above. As a percentage of revenues such costs increased 3% for each of the three and six month periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the three and six months ended June 30, 2001 increased $4.6 million (11%) and $28.3 million (37%), respectively, compared to the same periods in 2000. Approximately $8.5 million (20%) and $20.8 million (27%), respectively, of the increases resulted from higher sales, marketing, advertising and other general cost increases. Approximately $3.2 million (7%) and $9.2 million (12%), respectively, of the increase for the three and six month periods was attributable to the Transactions. These increases were partially offset by a decrease of $7.1 million (16%) and $1.7 million (2%), respectively, due to a decrease in charges attributed to Rainbow Media Group related to an incentive stock plan of Cablevision. As a percentage of revenues, selling, general and administrative expenses decreased 3% and increased 4%, respectively, in the 2001 periods compared to the same periods in 2000. Excluding the effects of the incentive stock plan such costs, as a percentage of revenue, such expenses increased 2% for the three month period and 5% for the six month period.

DEPRECIATION AND AMORTIZATION EXPENSE increased $0.2 million and $0.5 million for the three and six months ended June 30, 2001, respectively, when compared to the same periods in 2000. These increases are primarily due to the net effect of the Transactions.

NET INTEREST EXPENSE decreased $13.1 million and $11.3 million for the three and six months ended June 30, 2001, respectively, as compared to the same periods in the prior year. The net decreases are primarily attributable to lower debt balances.

GAIN ON SALE OF PROGRAMMING INTERESTS of $746.3 million for the three and six months ended June 30, 2001, resulted from the sale of a 20% minority interest in certain national programming businesses.

EQUITY IN NET INCOME OF AFFILIATES increased to $4.5 million and $3.0 million for three and six months ended June 30, 2001, respectively, as compared to equity in net income of affiliates of $1.0 million and equity in net loss of affiliates of $0.8 million for the comparable periods in

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


2000. Such amounts consist of Rainbow Media Group's share of the net profits and losses of certain programming businesses, primarily regional and national sports programming companies and a national advertising company, in which Rainbow Media Holdings has varying minority ownership interests.

LOSS ON INVESTMENTS primarily represents an other-than-temporary decline in the fair value of Rainbow Media Holdings investment in Salon.com.

WRITE-OFF OF DEFERRED FINANCING COSTS of $6.4 million for the six months ended June 30, 2001 consists principally of costs written off in connection with the termination of a credit agreement.

LIQUIDITY AND CAPITAL RESOURCES - RAINBOW MEDIA GROUP

Refer to Cablevision Systems Corporation's Management's Discussion and Analysis of Financial Condition and Results of Operations below for a discussion of Rainbow Media Group's liquidity and capital resources.

OPERATING ACTIVITIES

Cash provided by operating activities amounted to $17.5 million for the six months ended June 30, 2001 compared to $7.4 million for the six months ended June 30, 2000. The 2001 cash provided by operating activities consisted of a net increase in cash resulting from changes in assets and liabilities of $164.4 million, partially offset by a net loss of $146.9 million before depreciation, amortization and other non-cash items.

The 2000 cash provided by operating activities consisted of net income of $52.5 million before depreciation, amortization and other non-cash items, partially offset by a net decrease in cash resulting from changes in assets and liabilities of $45.1 million.

INVESTING ACTIVITIES

Net cash provided by investing activities for the six months ended June 30, 2001 was $820.5 million compared to net cash used in investing activities of $7.3 million for the six months ended June 30, 2000. The 2001 cash provided by investing activities consisted of proceeds from the sale of certain programming interests of $825 million and other net proceeds of $1.1 million, partially offset by capital expenditures of $5.6 million.

The 2000 cash used by investing activities consisted solely of capital expenditures.

FINANCING ACTIVITIES

Net cash used in financing activities amounted to $647.1 million for the six months ended June 30, 2001 compared $0.2 million for the six months ended June 30, 2000. In 2001, financing activities consisted principally of net repayments of bank debt and a note aggregating

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


$654.8 million and other net payments of $4.2 million, partially offset by contributions from Cablevision NY Group of $11.9 million.

In 2000, financing activities consisted of net proceeds from bank debt of $42.7 million, partially offset by $40.6 million of net distributions to Cablevision NY Group and $2.2 million of payments on capital lease obligations.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


CABLEVISION NY GROUP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT TRANSACTIONS - CABLEVISION NY GROUP

2001 TRANSACTION. In January 2001, CSC Holdings completed the sale of its cable systems in Boston and eastern Massachusetts to AT&T in exchange for cable television systems of AT&T in certain northern New York suburbs and for AT&T common stock and cash.

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

The above transactions are collectively referred to as the "Transactions."

RESULTS OF OPERATIONS - CABLEVISION NY GROUP

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


STATEMENT OF OPERATIONS DATA - CABLEVISION NY GROUP


                                                                  Three Months Ended June 30,
                                                      -------------------------------------------------
                                                            2001                       2000
                                                      --------------------        ---------------------    (Increase)
                                                                  % of Net                     % of Net      Decrease
                                                      Amount      Revenues        Amount       Revenues    in Net Loss
                                                      ------      --------        ------       --------    -----------
                                                                (Dollars in thousands)

Revenues, net                                      $   917,846       100%      $   964,465         100%     $   (46,619)

Operating expenses:
   Technical and operating                             326,393        36           353,103          37           26,710
   Retail electronics cost of sales                    124,310        14           129,399          13            5,089
   Selling, general & administrative                   222,392        24           261,454          27           39,062
   Depreciation and amortization                       229,600        25           227,146          24           (2,454)
                                                   -----------                 -----------                  -----------
Operating income (loss)                                 15,151         2            (6,637)         (1)          21,788
Other income (expense):
   Interest expense, net                              (127,025)      (14)         (125,583)        (13)          (1,442)
   Equity in net loss of affiliates                    (10,824)       (1)             (971)         --           (9,853)
   Loss on sale of cable assets, net                    (1,714)       --                --          --           (1,714)
   Write-off of deferred financing costs                (6,610)       (1)               --          --           (6,610)
   Loss on investments, net                            (25,089)       (3)               --          --          (25,089)
   Miscellaneous, net                                  (15,967)       (2)           (3,889)         --          (12,078)
                                                   -----------                 -----------                  -----------
Income (loss) before income taxes and
   dividend requirements                              (172,078)      (19)         (137,080)        (14)         (34,998)
   Income tax benefit                                  126,613        14                --          --          126,613
                                                   -----------                 -----------                  -----------
Net income (loss) before dividend requirements         (45,465)       (5)         (137,080)        (14)          91,615
   Dividend requirements applicable to
       preferred stock                                 (43,629)       (5)          (40,826)         (4)          (2,803)
                                                   -----------                 -----------                  -----------
Net income (loss)                                  $   (89,094)      (10)%     $  (177,906)        (18)%    $    88,812
                                                   ===========                 ===========                  ===========


                                                                  Six Months Ended June 30,
                                                      ------------------------------------------------
                                                            2001                       2000
                                                      --------------------       ---------------------    (Increase)
                                                                  % of Net                    % of Net      Decrease
                                                      Amount      Revenues       Amount       Revenues    in Net Loss
                                                      ------      --------       ------       --------    -----------
                                                                (Dollars in thousands)

Revenues, net                                      $ 1,835,988       100%      $ 1,907,451       100%     $   (71,463)

Operating expenses:
   Technical and operating                             724,394        40           755,578        40           31,184
   Retail electronics cost of sales                    245,439        13           241,852        13           (3,587)
   Selling, general & administrative                   453,601        25           431,219        23          (22,382)
   Depreciation and amortization                       467,550        25           450,778        24          (16,772)
                                                   -----------                 -----------                -----------
Operating income (loss)                                (54,996)       (3)           28,024         2          (83,020)
Other income (expense):
   Interest expense, net                              (248,499)      (14)         (245,160)      (13)          (3,339)
   Equity in net loss of affiliates                    (14,340)       (1)           (1,500)       --          (12,840)
   Gain on sale of cable assets, net                 1,431,778        78                --        --        1,431,778
   Write-off of deferred financing costs                (6,610)       --                --        --           (6,610)
   Gain on investments, net                            189,743        10                --        --          189,743
   Miscellaneous, net                                  (20,076)       (1)           (4,038)       --          (16,038)
                                                   -----------                 -----------                -----------
Income (loss) before income taxes and
   dividend requirements                             1,277,000        70          (222,674)      (12)       1,499,674
   Income tax expense                                 (159,632)       (9)               --        --         (159,632)
                                                   -----------                 -----------                -----------
Net income (loss) before dividend requirements       1,117,368        61          (222,674)      (12)       1,340,042
   Dividend requirements applicable to
   preferred stock                                     (87,258)       (5)          (80,529)       (4)          (6,729)
                                                   -----------                 -----------                -----------
Net income (loss)                                  $ 1,030,110        56%      $  (303,203)      (16)%    $ 1,333,313
                                                   ===========                 ===========                ===========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2001 VERSUS THREE AND SIX MONTHS ENDED JUNE 30, 2000

COMBINED RESULTS - CABLEVISION NY GROUP

REVENUES for the three and six months ended June 30, 2001 decreased $46.6 million (5%) and $71.5 million (4%) as compared to revenues for the comparable periods in the prior year. Approximately $76.1 million (8%) and $149.0 million (8%) of the decrease was attributable to the Transactions; approximately $16.5 million (2%) and $26.6 million (1%) resulted from decreases in revenue from Cablevision NY Group's programming and entertainment services, including Madison Square Garden; approximately $2.9 million resulted from a decrease in retail electronics revenues for the three month period and approximately $3.5 million (1%) and $8.4 million resulted from decreases in various other revenue sources. These decreases were partially offset by increases of approximately $28.0 million (3%) and $54.0 million (3%) due to increases in revenue derived from the developing modem business (averaging 233,000 increased modem customers), the developing telephone business and deferred revenue recognized in connection with the warrants previously received from At Home; approximately $17.9 million (2%) and $33.0 million (2%) resulted from higher revenue per cable television subscriber; approximately $11.3 million resulted from higher retail electronics revenues for the six month period; and approximately $6.5 million (1%) and $14.2 million (1%) was attributable to internal growth of 49,629 in the average number of cable television subscribers during the year.

TECHNICAL AND OPERATING EXPENSES for the three months and six months ended June 30, 2001 decreased $26.7 million (8%) and $31.2 million (4%) over the 2000 amounts. The net decrease consisted of a decrease of approximately $31.0 million (9%) and $61.4 million (8%), respectively, attributable to the Transactions and a decrease of $30 million (8% and 4%) in each period attributable to a settlement from the New York Yankees, partially offset by increased costs of approximately $34.3 million (10%) and $60.2 million (8%) directly associated with the growth in revenues and subscribers discussed above. As a percentage of revenues, technical and operating expenses decreased 1% for the three month period and remained relatively constant during the six month period in 2001 as compared to the 2000 periods.

RETAIL ELECTRONICS COST OF SALES for the three and six months ended June 30, 2001 amounted to approximately $124.3 million and $245.4 million (80% of retail electronics sales for each period) compared to approximately $129.4 million and $241.8 million (81% and 82%, respectively, of retail electronics sales) for the three and six months ended June 30, 2000. Cost of sales includes the cost of merchandise sold, including freight costs incurred and certain occupancy and buying costs, for the Company's retail electronics segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased $39.1 million (15%) for the three months ended June 30, 2001 and increased $22.4 million (5%) for the six months ended June 30, 2001 as compared to the same periods in 2000. The net decrease for the three months ended June 30, 2001 was comprised of a $53.6 million (21%) decrease in charges attributed to Cablevision NY Group related to an incentive stock plan of Cablevision, a decrease of approximately $16.9 million (6%) directly attributable to the Transactions and approximately $1.2 million due to lower Year 2000

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


remediation costs. These decreases were partially offset by increases of approximately $32.6 million (12%) that resulted from higher administrative, sales and marketing and customer service costs primarily attributable to Cablevision NY Group's developing modem business. The net increase for the six months ended June 30, 2001 was comprised of an increase of approximately $53.0 million (12%) which resulted from higher administrative, sales and marketing and customer service costs primarily attributable to Cablevision NY Group's developing modem business and an increase of $0.6 million resulting from charges attributed to Cablevision NY Group related to an incentive stock plan. These increases were partially offset by a decrease of approximately $27.8 million (6%) directly attributable to the Transactions and approximately $3.4 million (1%) due to lower Year 2000 remediation costs. As a percentage of revenues, selling, general and administrative expenses decreased 3% for the three month period in 2001 and increased 2% for the six month period in 2001 compared to the same 2000 periods. Excluding the effects of the incentive stock plan and Year 2000 remediation costs, as a percentage of revenues such costs increased 3% and 2%, respectively, during the 2001 periods as compared to 2000.

OPERATING PROFIT BEFORE DEPRECIATION AND AMORTIZATION increased $24.3 million (11%) to $244.7 million for the three months ended June 30, 2001 and decreased $66.3 million (14%) to $412.6 million for the six months ended June 30, 2001 from $220.4 million and $478.9 million for the comparable periods in 2000. The increase for the three months ended June 30, 2001 consisted of a increase of approximately $53.6 million (24%) resulting from lower costs attributed to Cablevision NY Group related to an incentive stock plan, partially offset by a decrease of approximately $29.3 million (13%) resulting from the combined effect of the revenue and expense changes discussed above. The decrease for the six months ended June 30, 2001 resulted from the combined effect of the revenue and expense changes discussed above. Operating profit before depreciation and amortization is presented here to provide additional information about Cablevision NY Group's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income (loss) and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

DEPRECIATION AND AMORTIZATION EXPENSE increased $2.5 million (1%) and $16.8 million (4%) for the three and six months ended June 30, 2001 as compared to the same periods in 2000. Approximately $27.9 million (12%) and $51.8 million (12%) of the increases were due primarily to depreciation of new plant assets, partially offset by decreases of $25.4 million (11%) and $35.0 million (8%) resulting from the Transactions.

NET INTEREST EXPENSE increased $1.4 million (1%) and $3.3 million (1%) for the three and six months ended June 30, 2001 compared to the same period in 2000. The net increase is attributable primarily to higher debt balances, partially offset by higher interest income.

EQUITY IN NET LOSS OF AFFILIATES increased to $10.8 million and $14.3 million for the three and six months ended June 30, 2001, respectively, from $1.0 million and $1.5 million in the comparable 2000 periods. Such amounts consist of Cablevision NY Group's share of the net profits and losses of certain programming businesses and a personal communications services business in which Cablevision has varying minority ownership interests.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


GAIN ON SALE OF CABLE ASSETS, NET for the three and six months ended June 30, 2001 consists primarily of the net gain recognized on the disposition of CSC Holdings' cable television systems in Massachusetts.

WRITE OFF OF DEFERRED FINANCING COSTS of $6.6 million for the three and six months ended June 30, 2001 consists principally of costs written off in connection with amendments to CSC Holdings' credit agreements.

GAIN (LOSS) ON INVESTMENTS, NET for the three and six months ended June 30, 2001 consists primarily of a $69.6 million charge for an other-than-temporary decline in the fair value of the At Home warrants, a net gain of $44.5 million and a net loss of $27.1 million, respectively, as a result of the change in the aggregate fair value of Charter Communications, Adelphia Communications and AT&T common stock. In addition, the six month period includes a gain of $286.4 million recognized in connection with the reclassification of the Company's shares of Charter Communications and Adelphia Communications common stock from securities available-for-sale to trading securities upon the adoption of SFAS 133 on January 1, 2001.

INCOME TAX BENEFIT for the three months ended June 30, 2001 of $126.6 million reflects Cablevision NY Group's ability to utilize the current quarter loss to reduce its deferred tax liabilities, and a deferred tax benefit arising from Rainbow Media Group's use of Rainbow Media Holdings' loss carry forwards. The income tax expense for the six months ended June 30, 2001 of $159.6 million was a direct result of the pre-tax income.

NET MISCELLANEOUS EXPENSE increased $12.1 million to $16.0 million for the three months ended June 30, 2001 and $16.0 million to $20.1 million for the six months ended June 30, 2001 as compared to the same periods in 2000. The net increases resulted primarily from a net loss on derivative contracts of $12.1 million and $13.1 million for the three and six months ended June 30, 2001, respectively.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


BUSINESS SEGMENTS RESULTS - CABLEVISION NY GROUP

Cablevision NY Group classifies its business interests into three segments:
Telecommunication Services, consisting principally of its cable television, telephone and modem services operations; Madison Square Garden, which owns and operates professional sports teams, regional cable television networks, live productions and entertainment venues; and Retail Electronics, which represents the operations of Cablevision Electronics Investments, Inc.'s retail electronics stores. CSC Holdings allocates certain costs to each segment based upon their proportionate estimated usage of services. The financial information for the segments does not include inter-segment eliminations.

TELECOMMUNICATION SERVICES

Refer to Cablevision Systems Corporation's Management's Discussion and Analysis of Financial Condition and Results of Operations above.

MSG

Refer to Cablevision Systems Corporation's Management's Discussion and Analysis of Financial Condition and Results of Operations above.

RETAIL ELECTRONICS

Refer to Cablevision Systems Corporation's Management's Discussion and Analysis of Financial Condition and Results of Operations above.

LIQUIDITY AND CAPITAL RESOURCES - CABLEVISION NY GROUP

Refer to Cablevision Systems Corporation's Management Discussion and Analysis of Financial Condition and Results of Operations below for a discussion of Cablevision NY Group's liquidity and capital resources.

OPERATING ACTIVITIES

Cash provided by operating activities amounted to $129.8 million for the six months ended June 30, 2001 compared to $27.8 million for the six months ended June 30, 2000. The 2001 cash provided by operating activities consisted primarily of net income before depreciation, amortization and other non-cash items of $68.1 million and a net increase in cash resulting from changes in assets and liabilities of $61.7 million.

The 2000 cash provided by operating activities consisted primarily of $224.0 million of income before depreciation, amortization and other non-cash items, partially offset by a net decrease in cash resulting from changes in assets and liabilities of $196.2 million.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


INVESTING ACTIVITIES

Net cash used in investing activities for the six months ended June 30, 2001 was $397.9 million compared to $681.6 million for the six months ended June 30, 2000. The 2001 investing activities consisted of $654.6 million of capital expenditures and other net cash payments of $36.4 million, partially offset by net proceeds of $293.2 million from the sale of cable assets and programming interests.

The 2000 investing activities consisted of $547.1 million of capital expenditures, $116.2 million of payments for acquisitions and other net cash payments of $18.3 million.

FINANCING ACTIVITIES

Cash provided by financing activities amounted to $282.6 million for the six months ended June 30, 2001 compared to $625.1 million for the six months ended June 30, 2000. In 2001, financing activities consisted primarily of $996.8 million from the issuance of senior notes, $673.6 million of proceeds from collateralized indebtedness, partially offset by net repayments of bank debt of $1,234.6 million and other net cash payments aggregating $153.2 million.

In 2000, financing activities consisted primarily of $595.3 million from the net proceeds from bank debt and $40.6 million of capital contributions from Rainbow Media Group, partially offset by other net cash payments aggregating $10.8 million.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES

Cablevision Systems Corporation ("Cablevision" or the "Company") does not have any operations independent of its subsidiaries. In addition, Cablevision has no borrowings and does not have any securities outstanding other than its Cablevision NY Group Class A and Cablevision NY Group Class B common stock and the Rainbow Media Group Class A tracking stock and Rainbow Media Group Class B tracking stock. The Company does not intend to pay any dividends on any of its common stock in the foreseeable future. Accordingly, Cablevision does not currently have cash needs independent of the needs of its subsidiaries.

Cablevision intends to maintain, wherever possible, separate financial arrangements for the Cablevision NY Group and the Rainbow Media Group. The Cablevision NY Group, which consists primarily of the Company's cable television, telephony, and cable modem operations, its retail electronics and theater operations, and the New York metropolitan area programming and entertainment assets owned by Rainbow Media Holdings but not included as part of Rainbow Media Group, including its interest in Madison Square Garden (referred to as the "Rainbow NY Group"), is currently funded primarily through separate financial arrangements made available to the Company's traditional "Restricted Group" subsidiaries (as defined below), to Madison Square Garden, and to Cablevision Electronics, as described in more detail below. Rainbow Media Group is currently funded through cash on hand and a credit facility made available to American Movie Classics, also described in more detail below.

The following table presents selected historical results of operations and other financial information related to the captioned groups or entities as of and for the six months ended June 30, 2001. For purposes of this discussion, the Company's borrowing structure is segregated between those facilities attributed to Cablevision NY Group and Rainbow Media Group.


                                                     Six Months Ended June 30, 2001
                                     -----------------------------------------------------------
                                                                     Interest         Capital
                                      Revenues        AOCF*          Expense        Expenditures
                                     ----------     ----------      ----------      ------------
                                                      (dollars in thousands)
                                                           (unaudited)
CABLEVISION NY GROUP:
  Restricted Group                   $1,011,828     $  468,865      $  247,750      $  478,757
  Madison Square Garden                 398,305         55,080          12,516           9,767
  Retail Electronics                    307,070        (32,204)          7,456          13,541
  Other (including eliminations)        118,785        (83,850)         (6,738)        152,572
                                     ----------     ----------      ----------      ----------
     Cablevision NY Group            $1,835,988     $  407,891      $  260,984      $  654,637
                                     ==========     ==========      ==========      ==========

RAINBOW MEDIA GROUP                  $  283,936     $   60,070      $   14,738      $    5,643
                                     ==========     ==========      ==========      ==========

----------
* Defined as operating income (loss) before depreciation and amortization and excluding incentive stock plan income of $4,663 and $2,214 for Cablevision NY Group and Rainbow Media Group, respectively.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES - CABLEVISION NY GROUP

Funding for Cablevision NY Group's ongoing capital investment and operational requirements is generally provided through separate financial arrangements made available to the Restricted Group, Madison Square Garden and Cablevision Electronics. Debt and redeemable preferred stock of CSC Holdings attributable to Cablevision NY Group, as of June 30, 2001, are outlined in the table below.


                                               Restricted       Other
                                                 Group         Entities         Total
                                               ----------     ----------     ----------
                                                       (dollars in thousands)
Senior Debt:
  Restricted Group bank debt                   $  660,308     $       --     $  660,308
  MSG senior debt                                      --        333,900        333,900
  Retail Electronics senior debt                       --        103,998        103,998
  Other senior debt and capital leases             40,697        694,889        735,586
  Senior notes and debentures                   3,690,382             --      3,690,382
Subordinated notes and debentures               1,050,491             --      1,050,491
                                               ----------     ----------     ----------
Total debt                                      5,441,878      1,132,787      6,574,665
Redeemable preferred stock of CSC Holdings      1,544,294             --      1,544,294
                                               ----------     ----------     ----------
Total debt and redeemable preferred stock      $6,986,172     $1,132,787     $8,118,959
                                               ==========     ==========     ==========

RESTRICTED GROUP

Cablevision NY Group's Restricted Group currently consists of the cable operations in and around the greater New York City metropolitan area of CSC Holdings and certain subsidiaries, as well as the commercial telephone operations of Cablevision Lightpath, Inc. on Long Island, New York. At June 30, 2001, the Restricted Group encompassed approximately 2,999,000 cable television subscribers.

In January 2001, the Company began a program to monetize the value of the stock held in Charter Communications, Adelphia Communications and AT&T. All of the Company's Charter Communications and Adelphia Communications stock holdings have been monetized through the execution of prepaid forward contracts, collateralized by an equivalent amount of the respective underlying stock.
Such contracts set a floor and ceiling on the Company's participation in the changes in the underlying stock prices, thus eliminating the Company's downside exposure to market risk while providing for upside appreciation potential to the respective ceiling price. At maturity, the contracts provide for the option to deliver cash or shares of Charter Communications or Adelphia Communications stock (as the case may be), with a value determined by reference to the applicable stock price at maturity. These transactions are obligations of subsidiaries that are not part of the CSC Holdings Restricted Group; however, CSC Holdings has provided guarantees of the subsidiaries' ongoing interest expense obligations and certain other contingent obligations. Approximately $673.6 million in cash has been received from financial institutions in these transactions, and such amount has been applied towards the repayment of outstanding bank debt under CSC Holdings' revolving credit facility.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


In August 2001, transactions to monetize 11 million shares of the Company's AT&T stock and 7 million shares of its AT&T Wireless Services, Inc. common stock were entered into through prepaid forward contracts (subject to definitive documentation). The terms of the prepaid forward contracts are similar to those of the Charter Communications and Adelphia Communications monetizations mentioned above; however, CSC Holdings has not guaranteed any of the unrestricted subsidiaries' obligations. The currently expected proceeds of approximately $275 million will be applied towards the repayment of outstanding bank debt under CSC Holdings' revolving credit facility.

In connection with these monetization contracts, CSC Holdings also entered into prepaid interest rate swaps with a notional contract value of $354 million. Such contracts require CSC Holdings to pay floating rates of interest in exchange for receipt of fixed rate payments, with CSC Holdings receiving the present value of the fixed rate payments at the transactions inception. Expected cash proceeds of approximately $80 million will be applied towards the repayment of outstanding bank debt under CSC Holdings' revolving credit facility.

The Restricted Group's plant upgrade, combined with additional amounts required for the start up and operation of new businesses such as high speed internet access, digital video services, the expansion of telephone services and the roll out of non-Long Island based commercial telephone business (collectively, "New Media"), as well as additional investments or acquisitions, including potential investments in the Rainbow NY Group programming entities, will require significant additional funding. Also, depending on the scope of the Company's pursuit of a direct broadcast satellite business, for which R/L DBS plans to make payments aggregating approximately $35.8 million to a satellite manufacturer in the third quarter ending September 30, 2001, significant additional funding may be required. The Restricted Group expects to obtain the requisite funds through internally generated cash, amounts available under existing or new credit facilities, proceeds from additional monetization activity, asset sales, and/or additional issuances of debt, preferred stock and/or equity securities.

On May 30, 2001, the Company filed a registration statement with the Securities and Exchange Commission covering the sale by the Company of up to $1 billion of Cablevision NY Group Class A common stock and convertible preferred stock. On August 9, 2001, the Company agreed with AT&T to amend the registration statement to cover the sale by AT&T of up to $1 billion of its Cablevision NY Group Class A common stock and the sale by the Company of up to $1 billion of its convertible preferred stock in lieu of common stock.

In June 2001, the Restricted Group repaid its $2.2 billion credit facilities with borrowings under its new $2.4 billion revolving credit facility. The new $2.4 billion credit facility is a five year revolving credit facility maturing on June 30, 2006 with no interim commitment reductions. As of August 3, 2001, the Restricted Group had outstanding borrowings under its credit facility of $873.5 million and letters of credit of $49 million. Unrestricted and undrawn funds available to the Restricted Group amounted to approximately $1,477.5 million as of the same date.

The Restricted Group's credit facilities contain certain financial covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring the

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


Restricted Group to maintain certain financial ratios and restricting the permitted uses of borrowed funds.

As of August 3, 2001, CSC Holdings had entered into interest exchange (swap) agreements with several of its banks covering a notional principal amount of $1,129.4 million requiring CSC Holdings to pay a floating rate of interest. These swaps have various maturities ranging from 2001 to 2006.

MADISON SQUARE GARDEN

Madison Square Garden has a $500 million revolving credit facility maturing on December 31, 2004. As of August 3, 2001, outstanding debt under this facility was $270 million. In addition, Madison Square Garden had outstanding letters of credit of $13.3 million, resulting in unrestricted and undrawn funds available of $216.7 million. The Madison Square Garden credit facility contains certain financial covenants that may limit Madison Square Garden's ability to utilize all of the undrawn funds available thereunder, including covenants requiring Madison Square Garden to maintain certain financial ratios.

The Company believes that for Madison Square Garden, internally generated funds, together with funds available under its existing credit agreement, will be sufficient to meet its projected funding requirements for the next twelve months, including requirements of certain of Rainbow NY Group's programming entities.

RETAIL ELECTRONICS

Cablevision Electronics has a $130 million stand alone credit facility, which matures in April 2003, as amended. Under the terms of the credit facility, the total amount of borrowing available to Cablevision Electronics is subject to an availability calculation based on a percentage of eligible inventory. On August 3, 2001, total outstanding debt under the credit facility was $87 million with available funds of $2.7 million.

CSC Holdings' cash investment, including intercompany advances, in Cablevision Electronics was approximately $387.5 million at June 30, 2001. Through August 3, 2001, Cablevision Electronics received other financial support from CSC Holdings in the form of guarantees and letters of credit of approximately $40.3 million.

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

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES - RAINBOW MEDIA GROUP

Financing for Rainbow Media Group, which consists primarily of the Company's five nationally distributed entertainment programming networks (American Movie Classics, Bravo, The Independent Film Channel ("IFC"), WE: Women's Entertainment (formerly Romance Classics), and MuchMusic), interests in certain regional sports networks, and Sterling Digital LLC, has historically been provided by a combination of bank credit facilities, intercompany borrowings, sales of interests in programming entities, and, from time to time, by equity contributions from partners.

On April 2, 2001, MGM acquired a 20% interest in American Movie Classics and WE:
Women's Entertainment in exchange for $495 million in cash and a 20% interest in Bravo and IFC in exchange for $330 million in cash. With a portion of the cash proceeds, AMC repaid $365 million in outstanding bank debt, and Bravo distributed $295.5 million in cash to Rainbow Media Holdings, which retired a like amount of intercompany indebtedness owed to CSC Holdings. The remaining cash proceeds will be used to fund working capital and other cash requirements of the four new partnership entities.

Rainbow Media Group's potential future investments in new programming content and services, such as new digital channel programming services, including those being developed by Sterling Digital, and cash payments for carriage of Rainbow Media Group's programming services will require significant additional funding. For the next 12 months, the Company believes that cash on hand, including cash received in the MGM transaction, cash generated from operations, and amounts available under the existing American Movie Classics credit facility will be sufficient to meet the cash requirements of Rainbow Media Group.

AMERICAN MOVIE CLASSICS

As discussed above, upon the closing of the MGM transaction, American Movie Classics repaid $365 million in outstanding bank debt, which consisted of $218.2 million in outstanding term loans and $146.8 million in outstanding debt under the revolving portion of the credit facility. As a result, the term loan portion of American Movie Classic's credit facility was cancelled. As of August 3, 2001, American Movie Classics had a $200 million reducing revolving credit facility, maturing on March 31, 2006. The amount of the available commitment does not begin to reduce until June 2004. As of August 3, 2001, American Movie Classics had undrawn unrestricted funds available of $200 million. The American Movie Classics credit facilities contain certain financial covenants that may limit the ability to utilize all of the undrawn funds available, including covenants requiring that certain financial ratios be maintained.

In November 1999, CSC Holdings entered into an interest rate cap agreement with American Movie Classics in a notional principal amount of $105 million. This agreement was terminated on April 2, 2001.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported separately from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company adopted the provisions of Statement 141 effective July 1, 2001. The adoption of Statement 141 had no effect on the financial position or results of operations of the Company. Statement 142 is effective for the Company beginning January 1, 2002. At that time, any goodwill and intangible assets determined to have an indefinite useful life that were acquired in a purchase business combination will not be amortized, but will be evaluated for impairment in accordance with the provisions of Statement 142.

Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

It is not practicable for the Company to reasonably estimate the impact of adopting these Statements on the Company's financial statements as of June 30, 2001, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                 June 30,      December 31,
                                                                   2001            2000
                                                                ----------     ------------
                                                                (Unaudited)
ASSETS

Cash and cash equivalents                                       $  243,274     $   37,940

Accounts receivable, trade (less allowance for doubtful
   accounts of $37,477 and $38,878)                                335,870        304,413

Notes and other receivables                                        137,360        149,366

Inventory, prepaid expenses and other assets                       354,768        296,388

Property, plant and equipment, net                               3,672,773      3,285,674

Investments in affiliates                                          104,730         97,224

Investment securities                                              984,142        811,618

Investment securities pledged as collateral                        703,698             --

Other investments                                                   57,370        116,940

Derivative contracts                                                13,959             --

Advances to affiliates                                              84,198         96,519

Feature film inventory                                             397,289        347,208

Net assets held for sale                                                --        309,423

Franchises, net of accumulated amortization of
   $847,974 and $777,526                                           352,755        422,900

Affiliation and other agreements, net of accumulated
   amortization of $328,453 and $307,028                           175,867        199,352

Excess costs over fair value of net assets acquired and
   other intangible assets, net of accumulated amortization
   of $919,724 and $853,493                                      2,189,483      1,665,318

Deferred financing, acquisition and other costs, net of
   accumulated amortization of $76,518 and $72,962                 162,861        133,007
                                                                ----------     ----------

                                                                $9,970,397     $8,273,290
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

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (continued)


                                                        June 30,        December 31,
                                                          2001              2000
                                                       -----------      ------------
                                                       (Unaudited)
LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Accounts payable                                       $   429,241      $   474,088
Accrued liabilities                                      1,001,831        1,086,068
Accounts payable to affiliates                              54,181           47,388
Feature film and contract obligations                      369,689          331,483
Deferred revenue                                           166,777          229,326
Deferred tax liability                                     247,588               --
Liabilities under derivative contracts                      25,000               --
Bank debt                                                1,089,500        2,683,432
Collateralized indebtedness                                676,164               --
Senior notes and debentures                              3,690,382        2,693,208
Subordinated notes and debentures                        1,050,491        1,048,648
Capital lease obligations and other debt                    95,614          114,173
                                                       -----------      -----------
      Total liabilities                                  8,896,458        8,707,814
                                                       -----------      -----------

Minority interests                                         895,598          587,985
                                                       -----------      -----------

Series H Redeemable Exchangeable Preferred Stock           434,181          434,181
                                                       -----------      -----------

Series M Redeemable Exchangeable Preferred Stock         1,110,113        1,110,113
                                                       -----------      -----------

Commitments and contingencies

Stockholder's deficiency:
  Series A Cumulative Convertible Preferred Stock,
    200,000 shares authorized, none issued                      --               --
  Series B Cumulative Convertible Preferred Stock,
    200,000 shares authorized, none issued                      --               --
  8% Series D Cumulative Preferred Stock, $.01 par
    value, 112,500 shares authorized, none issued
    ($100 per share liquidation preference)                     --               --
  Common Stock, $.01 par value, 10,000,000 shares
    authorized, 1,000 shares issued                             --               --
Paid-in capital                                            875,670          759,865
Accumulated deficit                                     (2,246,743)      (3,613,108)
                                                       -----------      -----------
                                                        (1,371,073)      (2,853,243)
Accumulated other comprehensive income                       5,120          286,440
                                                       -----------      -----------
Total stockholder's deficiency                          (1,365,953)      (2,566,803)
                                                       -----------      -----------
                                                       $ 9,970,397      $ 8,273,290
                                                       ===========      ===========


                See accompanying notes to condensed consolidated
                              financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)


                                                       Six Months Ended June 30,        Three Months Ended June 30,
                                                      ----------------------------      ----------------------------
                                                          2001            2000              2001             2000
                                                      -----------      -----------      -----------      -----------
Revenues, net (including retail electronics sales
   of $307,070, $295,758, $156,207 and $159,102)      $ 2,111,524      $ 2,129,801      $ 1,061,988      $ 1,081,577
                                                      -----------      -----------      -----------      -----------

Operating expenses:
   Technical and operating                                832,377          833,945          383,457          393,917
   Retail electronics cost of sales                       245,439          241,852          124,310          129,399
   Selling, general and administrative                    558,870          508,145          271,072          305,485
   Depreciation and amortization                          488,104          470,830          240,158          237,478
                                                      -----------      -----------      -----------      -----------
                                                        2,124,790        2,054,772        1,018,997        1,066,279
                                                      -----------      -----------      -----------      -----------

         Operating income (loss)                          (13,266)          75,029           42,991           15,298
                                                      -----------      -----------      -----------      -----------

Other income (expense):
   Interest expense                                      (269,991)        (271,547)        (132,607)        (139,468)
   Interest income                                          9,115            2,704            6,181            1,403
   Equity in net income (loss) of affiliates              (11,343)          (2,269)          (6,342)              47
   Gain on sale of cable assets and
      programming interests, net                        2,178,080               --          744,588               --
   Write-off of deferred financing costs                  (12,990)              --           (6,610)              --
   Gain (loss) on investments, net                        189,432               --          (25,147)              --
   Minority interests                                    (219,144)          (6,326)        (235,026)          (4,634)
   Miscellaneous, net                                     (20,059)          (4,305)         (15,943)          (3,568)
                                                      -----------      -----------      -----------      -----------
                                                        1,843,100         (281,743)         329,094         (146,220)
                                                      -----------      -----------      -----------      -----------

Income (loss) before income taxes                       1,829,834         (206,714)         372,085         (130,922)

Income tax expense                                       (376,211)              --          (89,966)              --
                                                      -----------      -----------      -----------      -----------

Net income (loss)                                       1,453,623         (206,714)         282,119         (130,922)

Dividend requirements applicable to
   preferred stock                                        (87,258)         (80,529)         (43,629)         (40,826)
                                                      -----------      -----------      -----------      -----------

Net income (loss) applicable to common
   shareholder                                        $ 1,366,365      $  (287,243)     $   238,490      $  (171,748)
                                                      ===========      ===========      ===========      ===========


                            See accompanying notes to
                  condensed consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2001 and 2000
                             (Dollars in thousands)
                                   (Unaudited)


                                                                            2001             2000
                                                                        -----------      -----------
Cash flows from operating activities:
   Net income (loss)                                                    $ 1,453,623      $  (206,714)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation and amortization                                        488,104          470,830
       Equity in net loss of affiliates                                      11,343            2,269
       Minority interests                                                   219,144            6,326
       Gain on sale of cable assets and programming interests, net       (2,178,080)              --
       Gain on investments, net                                            (189,432)              --
       Write off of deferred financing costs                                 12,990               --
       Amortization of deferred financing and debenture discount              5,268           16,039
       Loss (gain) on sale of equipment                                       1,783           (1,246)
       Tax benefit from exercise of stock options                            92,529               --
       Changes in assets and liabilities, net of effects
         of acquisitions and dispositions                                   (61,404)        (220,860)
                                                                        -----------      -----------
       Net cash provided by (used in) operating activities                 (144,132)          66,644
                                                                        -----------      -----------

Cash flows from investing activities:
   Payments for acquisitions, net of cash acquired                               --         (116,183)
   Net proceeds from sale of cable assets and programming interests       1,118,153               --
   Capital expenditures                                                    (660,280)        (554,406)
   Proceeds from sale of equipment                                            1,919               68
   Increase in investment securities and other investments                  (15,022)              --
   Additions to intangible assets                                              (303)            (120)
   Increase in investments in affiliates, net                               (18,849)         (28,669)
                                                                        -----------      -----------
        Net cash provided by (used in) investing activities                 425,618         (699,310)
                                                                        -----------      -----------

Cash flows from financing activities:
   Proceeds from bank debt                                                2,159,554        1,867,784
   Repayment of bank debt                                                (3,753,486)      (1,229,829)
   Issuance of senior notes                                                 996,790               --
   Net proceeds from collateralized indebtedness                            673,635               --
   Preferred stock dividends                                                (87,258)              (7)
   Payments on capital lease obligations and other debt                     (20,084)         (16,844)
   Additions to deferred financing and other costs                          (45,303)         (17,172)
                                                                        -----------      -----------
        Net cash provided by (used in) financing activities                 (76,152)         603,932
                                                                        -----------      -----------

Net increase (decrease) in cash and cash equivalents                        205,334          (28,734)

Cash and cash equivalents at beginning of year                               37,940           62,665
                                                                        -----------      -----------

Cash and cash equivalents at end of period                              $   243,274      $    33,931
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

Note 2.  RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The financial statements as of and for the three and six months ended June 30, 2001 and 2000 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000.

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2001.

Note 3.  RECLASSIFICATIONS

Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

Note 4.  INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share for the three and six months ended June 30, 2001 and 2000 is not presented since the Company is a wholly owned subsidiary of Cablevision Systems Corporation ("Cablevision").

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)



Note 5.  CASH FLOWS

For purposes of the condensed consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The Company paid cash interest expense of approximately $255,163 and $254,286 for the six months ended June 30, 2001 and 2000, respectively, and paid income taxes of approximately $35,321 for the six months ended June 30, 2001. The Company's noncash financing activities for the six months ended June 30, 2001 and 2000 included capital lease obligations of $1,525 and $21,794, respectively, incurred when the Company entered into leases for new equipment; preferred stock dividend requirements of $80,522 in 2000; the receipt of marketable securities, valued at $893,500, in connection with the sale of cable assets in 2001; and the issuance of Rainbow Media Group Class A tracking stock of Cablevision, valued at $48,742, in exchange for a portion of NBC's interest in Rainbow Media Holdings, Inc.

Note 6.  TRANSACTIONS

In connection with the distribution of the Rainbow Media Group tracking stock by Cablevision, NBC-Rainbow Holding, Inc. was given the right to exchange its 26% interest in Rainbow Media Holdings equity securities over a period of up to 9 years for a 34% interest in Rainbow Media Group tracking stock, based on the number of shares of Rainbow Media Group tracking stock outstanding on the date of the tracking stock distribution.

On June 29, 2001, NBC-Rainbow Holding exchanged a 0.9% interest in Rainbow Media Holdings equity securities for 2,159,104 shares of Rainbow Media Group Class A tracking stock of Cablevision (valued at $48,742). In connection with this transaction, the Company recorded goodwill of approximately $40,976. The purchase price will be allocated to the specific assets acquired when an independent appraisal is obtained.

In April 2001, Metro-Goldwyn-Mayer Inc. ("MGM") acquired a 20% interest in certain programming businesses of Rainbow Media Holdings for $825,000 in cash. The Company recorded a gain of approximately $746,302 in connection with this transaction.

In January 2001, the Company completed the sale of its cable systems in Boston and eastern Massachusetts to AT&T Corp. in exchange for AT&T's cable systems in certain northern New York suburbs, 44,260,932 shares of AT&T stock, valued at approximately $893,500 at closing, and approximately $293,200 in cash. The Company recognized a net gain of approximately $1,443,860.

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

The Company classified the shares of AT&T common stock as trading securities and for the six months ended June 30, 2001 recorded a gain on investments of $80,223 as a result of the increase in the fair value of such securities.

Note 8.  DEBT

In June 2001, the Company and certain of its Subsidiaries ("Restricted Group") repaid the outstanding balance under its $2.2 billion reducing revolving credit facilities with borrowings under a new $2.4 billion revolving credit facility which matures on June 30, 2006 with no interim commitment reductions. Interest on outstanding amounts may be paid, at the option of the Company, based on the prime rate or a Eurodollar rate plus a margin.

In April 2001, American Movie Classics Company, a subsidiary of Rainbow Media Holdings, repaid the balance outstanding under its credit facility of $365,000 with the proceeds from the MGM transaction discussed above.

In March 2001, the Company issued $1,000,000 face amount of 7-5/8% senior notes due 2011. The notes were issued at a discount of $3,210. The net proceeds were used to reduce bank debt outstanding. The notes are not redeemable by the Company prior to maturity.

Note 9.  INCOME TAXES

At December 31, 2000, the Company had recorded a valuation allowance in the amount of $546,000 against its deferred tax assets. Of this amount, $305,000 was attributable to the Company's telecommunications operations and $241,000 was attributable to Rainbow Media Holdings. Tax rules impose restrictions on the ability of the companies to utilize each others' tax attributes.

Income tax expense for the six months ended June 30, 2001 differs from the statutory rate principally due to a reduction of $416,000 in the consolidated valuation allowance. This reduction was based on several factors, including the closing of the sale of the Company's cable television systems in Massachusetts and the consummation of the MGM transaction. While a substantial portion of the gain on these sales is deferred for income tax purposes, the Company has the ability to record the taxable gains before its operating loss carry forwards expire. The amount of the deferred gain, together with the Company's ability to control the timing of its recognition for tax purposes, provided substantial positive evidence of the recoverability of the

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)


deferred tax asset. In addition, the valuation allowance was reduced by $92,500, which represents the value of tax deductions for certain stock option exercises. This amount was credited to additional paid in capital.

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

To manage interest rate risk, the Company has from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or convert fixed rate borrowings to variable rate to provide an economic hedge against the risk of higher borrowing costs in a declining interest rate environment. As of June 30, 2001, the Company had interest rate swap agreements to pay floating rates of interest with a total notional value of $775,000. The swap agreements had a fair value of approximately $6,254 at June 30, 2001 and are reflected in the accompanying consolidated balance sheets. These agreements have not been designated as hedges for accounting purposes. As a result, the increase in the fair value of the swap agreements for the six months ended June 30, 2001 of approximately $4,274 is reflected in other income (expense): miscellaneous in the accompanying consolidated statements of operations.

The Company has also entered into various transactions to provide an economic hedge against equity price risk on certain of its stock holdings. As of June 30, 2001, the Company had monetized all of its stock holdings in Charter Communications Inc. and Adelphia Communications Corporation through the execution of prepaid forward contracts, collateralized by an equivalent amount of the respective underlying stock. Such contracts set a floor and ceiling on the Company's participation in changes in the underlying stock prices, thus eliminating downside exposure to market risk while providing for upside appreciation potential to the respective ceiling price. At maturity, the contracts provide for the option to deliver cash or shares of Charter Communications or Adelphia Communications stock (as the case may be), with a value determined by reference to the applicable stock price at maturity. The Company received proceeds of $673,635, net of prepaid interest of $32,267, upon execution of these contracts.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)


Such contracts have not been designated as hedges for accounting purposes. Therefore, the fair values of the forward contracts have been reflected in the accompanying consolidated balance sheets and the net decrease in the fair values of the equity derivative component of the prepaid forward contracts of $17,296 is included in other income (expense): miscellaneous in the accompanying consolidated statements of operations. With the adoption of SFAS 133, the shares of Charter Communications and Adelphia Communications common stock were reclassified from securities available-for-sale to trading securities. As a result, the Company recorded a gain on investments of $286,440 representing the accumulated unrealized gains as of January 1, 2001. For the six months ended June 30, 2001, the Company recorded a loss on investments of $107,348 representing the net decrease in the fair value of such securities for the period.

Note 11. AT HOME

As of June 30, 2001 and 2000, deferred revenue derived from the receipt of At Home warrants, net of amortization taken, amounted to approximately $64,064 and $131,419, respectively. For the six months ended June 30, 2001 and 2000, the Company recognized approximately $35,626 and $30,000, respectively, of this deferred revenue. For the six months ended June 30, 2001, the Company recognized a loss on investments of approximately $69,573 reflecting the decline in the fair value of the warrants.

In April 2001, Excite@Home announced it had decided to terminate its relationship with the Company and that it would seek to recover the At Home warrants previously issued to the Company. On April 25, 2001, At Home Corporation commenced a lawsuit in the Court of Chancery of the State of Delaware alleging that Cablevision had breached its obligations under certain agreements with At Home. The suit seeks a variety of remedies including: recision of the agreements between At Home and Cablevision and cancellation of all warrants currently held by Cablevision, damages, and/or an order prohibiting Cablevision from continuing to offer its Optimum Online service and requiring it to convert its Optimum Online customers to the Optimum@Home service and to roll out the Optimum@Home service. Cablevision is vigorously contesting this lawsuit. The Company currently holds warrants to purchase 20,462,596 shares of At Home common stock, exercisable at a price of $0.25 per share.

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


                                 Six Months Ended June 30,        Three Months Ended June 30,
                               ----------------------------      ----------------------------
REVENUES                           2001             2000             2001             2000
--------                       -----------      -----------      -----------      -----------
Telecommunication Services     $ 1,116,003      $ 1,163,357      $   573,016      $   596,289
Rainbow Media Group                283,936          232,609          147,794          122,149
MSG                                398,305          418,162          181,406          193,864
Retail Electronics                 307,070          295,758          156,207          159,102
All Other                           90,729           96,759           46,682           50,396
Intersegment Elimination           (84,519)         (76,844)         (43,117)         (40,223)
                               -----------      -----------      -----------      -----------
         Total                 $ 2,111,524      $ 2,129,801      $ 1,061,988      $ 1,081,577
                               ===========      ===========      ===========      ===========


                                 Six Months Ended June 30,        Three Months Ended June 30,
                               ----------------------------      ----------------------------
ADJUSTED OPERATING CASH FLOW      2001             2000             2001             2000
----------------------------   -----------      -----------      -----------      -----------
Telecommunication Services     $   438,078      $   483,245      $   223,517      $   244,579
Rainbow Media Group                 60,070           66,632           33,983           34,947
MSG                                 55,080           67,216           39,712           44,200
Retail Electronics                 (32,204)         (31,768)         (14,812)         (13,880)
All Other                          (53,063)         (42,338)         (28,008)         (21,378)
                               -----------      -----------      -----------      -----------
         Total                 $   467,961      $   542,987      $   254,392      $   288,468
                               ===========      ===========      ===========      ===========

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)


A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:


                                                       Six Months Ended June 30,       Three Months Ended June 30,
                                                     ----------------------------      ----------------------------
                                                        2001             2000             2001              2000
                                                     -----------      -----------      -----------      -----------
REVENUE

Total revenue for reportable segments                $ 2,105,314      $ 2,109,886      $ 1,058,423      $ 1,071,404
Other revenue and intersegment eliminations                6,210           19,915            3,565           10,173
                                                     -----------      -----------      -----------      -----------
      Total consolidated revenue                     $ 2,111,524      $ 2,129,801      $ 1,061,988      $ 1,081,577
                                                     ===========      ===========      ===========      ===========

ADJUSTED OPERATING CASH FLOW TO NET LOSS
Total adjusted operating cash flow for
      reportable segments                            $   521,024      $   585,325      $   282,400      $   309,846
Other adjusted operating cash flow deficit               (53,063)         (42,338)         (28,008)         (21,378)
Items excluded from adjusted operating cash flow
      Depreciation and amortization                     (488,104)        (470,830)        (240,158)        (237,478)
      Incentive stock plan income (expense)                6,877            6,345           28,757          (34,779)
      Year 2000 remediation costs                             --           (3,473)              --             (913)
      Interest expense                                  (269,991)        (271,547)        (132,607)        (139,468)
      Interest income                                      9,115            2,704            6,181            1,403
      Equity in net income (loss) of affiliates          (11,343)          (2,269)          (6,342)              47
      Gain (loss) on sale of cable assets, net         2,178,080               --          744,588               --
      Write-off of deferred financing costs              (12,990)              --           (6,610)              --
      Gain (loss) on investments, net                    189,432               --          (25,147)              --
      Minority interests                                (219,144)          (6,326)        (235,026)          (4,634)
      Miscellaneous, net                                 (20,059)          (4,305)         (15,943)          (3,568)
                                                     -----------      -----------      -----------      -----------
           Income (loss) before income taxes
               and dividend requirements             $ 1,829,834      $  (206,714)     $   372,085      $  (130,922)
                                                     ===========      ===========      ===========      ===========


Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States.

The Company does not have a single external customer which represents 10 percent or more of its consolidated revenues.

Note 13. COMPREHENSIVE INCOME

Other comprehensive income for the six months ended June 30, 2001 of $5,120 represents unrealized net gains on available-for-sale securities.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)


Note 14. INVESTMENTS

Rainbow Media Holdings holds a 50% interest in R/L DBS Company LLC, a joint venture with Loral Space and Communications, Ltd. R/L DBS holds certain frequencies granted by the FCC for the operation of a direct broadcast satellite business.

In December 2000, the FCC granted an extension to R/L DBS' construction permit relating to the direct broadcast satellite frequencies held by R/L DBS. The extension requires the launch of a satellite and commencement of service offerings by not later than December 29, 2003, with specified six month interim construction milestones, non-compliance with which will result in the forfeiture of the construction permit. R/L DBS has entered into an agreement with a satellite manufacturer for the construction of a satellite scheduled to be delivered in May 2003. R/L DBS plans to make payments to the manufacturer aggregating approximately $35,800 in the quarter ending September 30, 2001. Cablevision continues to evaluate the scope of its pursuit of a direct broadcast satellite business, including exploring opportunities for strategic partnerships for R/L DBS. The contract with the manufacturer permits R/L DBS to terminate at its option at any time and receive a refund of a portion of amounts paid through the date of such termination.

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

                               RAINBOW MEDIA GROUP
     (a combination of certain assets and businesses of Cablevision Systems
                                  Corporation)
                        CONDENSED COMBINED BALANCE SHEETS
                             (Dollars in thousands)


                                                                           June 30,      December 31,
                                                                             2001           2000
                                                                          ----------     -----------
                                                                          (Unaudited)
ASSETS

Current assets:

   Cash                                                                   $  190,880     $       28

   Trade accounts receivable (less allowance for doubtful accounts of
      $8,875 and $11,945)                                                     84,168         75,262

   Accounts receivable-affiliates, net                                        93,784         63,132

   Prepaid expenses and other current assets                                  19,803         17,920

   Feature film inventory, net                                                64,331         61,017
                                                                          ----------     ----------

         Total current assets                                                452,966        217,359

Long-term feature film inventory, net                                        331,924        278,502

Property and equipment, net                                                   60,919         62,189

Investments in affiliates                                                     50,533         56,120

Other assets                                                                  12,248         10,572

Deferred carriage fees, net of accumulated amortization of
   $16,962 and $15,923                                                        20,509         17,341

Deferred financing costs, net of accumulated amortization of
   $2,587 and $754                                                             1,987          6,327

Deferred transmission costs, net of accumulated amortization of
   $1,424 and $1,340                                                             576            660

Intangible assets, net of accumulated amortization of
   $178,833 and $164,139                                                     190,245        194,719
                                                                          ----------     ----------

                                                                          $1,121,907     $  843,789
                                                                          ----------     ----------


                       See accompanying notes to condensed
                         combined financial statements.


                                     III-1

                               RAINBOW MEDIA GROUP
     (a combination of certain assets and businesses of Cablevision Systems
                                  Corporation)
                        CONDENSED COMBINED BALANCE SHEETS
                             (Dollars in thousands)
                                   (continued)


                                                        June 30,       December 31,
                                                          2001            2000
                                                       -----------     -----------
                                                       (Unaudited)
LIABILITIES AND ATTRIBUTED NET ASSETS (DEFICIENCY)

Current liabilities:

   Bank debt, current                                  $        --     $    35,771

   Note payable - parent                                        --         270,475

   Current portion of capital lease obligations              4,691           4,471

   Accounts payable                                         29,714          50,597

   Accrued employee related costs                           45,482          61,251

   Other accrued expenses                                   23,632          26,784

   Income taxes payable                                     17,044              --

   Accounts payable-affiliates                             134,092          44,460

   Feature film and contract rights payable                 55,927          51,557
                                                       -----------     -----------
         Total current liabilities                         310,582         545,366

Bank debt, long-term                                            --         328,000

Feature film rights payable, long-term                     238,355         197,021

Capital lease obligations, long-term                        22,795          25,194

Deferred income taxes payable                              144,219              --

Other long-term liabilities                                 11,328          10,914
                                                       -----------     -----------
         Total liabilities                                 727,279       1,106,495

Deficit investments in affiliates                              300           2,367

Commitments and contingencies

Attributed net assets (deficiency)                         394,328        (265,073)
                                                       -----------     -----------

                                                       $ 1,121,907     $   843,789
                                                       ===========     ===========


                            See accompanying notes to
                    condensed combined financial statements.


                                     III-2

                               RAINBOW MEDIA GROUP
         (a combination of certain assets and businesses of Cablevision
                              Systems Corporation)
                   CONDENSED COMBINED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)


                                                 Six Months Ended June 30,     Three Months Ended June 30,
                                                 -------------------------     ---------------------------
                                                    2001           2000           2001           2000
                                                 ---------      ---------      ---------      ---------

Revenues, net                                    $ 283,936      $ 232,609      $ 147,794      $ 122,149
                                                 ---------      ---------      ---------      ---------

Operating expenses:
   Technical and operating                         116,383         88,626         60,716         45,851
   Selling, general and administrative             105,269         76,926         48,680         44,031
   Depreciation and amortization                    20,554         20,052         10,558         10,332
                                                 ---------      ---------      ---------      ---------
                                                   242,206        185,604        119,954        100,214
                                                 ---------      ---------      ---------      ---------

         Operating income                           41,730         47,005         27,840         21,935
                                                 ---------      ---------      ---------      ---------

Other income (expense):
   Interest expense                                (14,738)       (24,127)        (1,539)       (12,719)
   Interest income                                   2,361            444          2,138            237
   Gain on sale of programming interests           746,302             --        746,302             --
   Equity in net income (loss) of affiliates         2,997           (769)         4,482          1,018
   Loss on investments                                (311)            --            (58)            --
   Write-off of deferred financing costs            (6,380)            --             --             --
   Miscellaneous, net                                   17           (267)            24            321
                                                 ---------      ---------      ---------      ---------
                                                   730,248        (24,719)       751,349        (11,143)
                                                 ---------      ---------      ---------      ---------

   Income before income taxes                      771,978         22,286        779,189         10,792
      Income tax expense                          (216,579)            --       (216,579)            --
                                                 ---------      ---------      ---------      ---------
   Net income                                      555,399         22,286        562,610         10,792
   Net income attributed to parties
      other than Cablevision Systems
      Corporation shareholders                    (204,120)        (9,460)      (202,380)        (4,120)
                                                 ---------      ---------      ---------      ---------
   Net income attributed to Cablevision
      Systems Corporation shareholders           $ 351,279      $  12,826      $ 360,230      $   6,672
                                                 =========      =========      =========      =========


                            See accompanying notes to
                    condensed combined financial statements.


                                     III-3

                               RAINBOW MEDIA GROUP
         (a combination of certain assets and businesses of Cablevision
                              Systems Corporation)
                   CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2001 and 2000
                             (Dollars in thousands)
                                   (Unaudited)


                                                                              2001           2000
                                                                           ---------      ---------
Cash flows from operating activities:
   Net income                                                              $ 555,399      $  22,286
   Adjustments to reconcile net income to net cash
      provided by operating activities:
     Depreciation and amortization                                            20,554         20,052
     Amortization and write-off of deferred costs                             10,669            220
     Equity in net (income) loss of affiliates                                (2,997)           769
     Loss on investments                                                         311             --
     Gain on sale of programming interests                                  (746,302)            --
     Gain on sale of equipment                                                   (48)            --
     Tax benefit from exercise of stock options                                9,949             --
     Non-cash expenses attributed to RMG                                       5,577          9,229
     Changes in assets and liabilities, net of effects of acquisitions       164,401        (45,125)
                                                                           ---------      ---------
         Net cash provided by operating activities                            17,513          7,431
                                                                           ---------      ---------

Cash flows from investing activities:
   Capital expenditures                                                       (5,643)        (7,315)
   Proceeds from sale of programming interests                               825,000             --
   Proceeds from sale of equipment                                             1,102             --
                                                                           ---------      ---------
         Net cash provided by (used in) investing activities                 820,459         (7,315)
                                                                           ---------      ---------

Cash flows from financing activities:
   Net proceeds from (repayments of) bank debt                              (359,322)        42,652
   Repayment of note                                                        (295,500)            --
   Contributions from (distributions to) CNYG                                 11,929        (40,610)
   Additions to deferred financing costs                                      (2,048)            --
   Principal payments on capital lease obligations                            (2,179)        (2,245)
   Financing costs on bank debt                                                   --             (4)
                                                                           ---------      ---------
         Net cash used in financing activities                              (647,120)          (207)
                                                                           ---------      ---------

Net increase (decrease) in cash                                              190,852            (91)

Cash at beginning of year                                                         28            105
                                                                           ---------      ---------

Cash at end of period                                                      $ 190,880      $      14
                                                                           =========      =========


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



Note 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed combined financial statements of Rainbow Media Group have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Note 2.  RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The financial statements as of and for the three and six months ended June 30, 2001 and 2000 presented here are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The interim financial statements should be read in conjunction with the audited combined financial statements and notes thereto included in Cablevision Systems Corporation's Annual Report on Form 10-K/A for the year ended December 31, 2000.

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2001.

Note 3.  CASH FLOWS

For purposes of the combined statements of cash flows, Rainbow Media Group considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. Rainbow Media Group paid cash interest expense of approximately $7,462 and $11,216 for the six months ended June 30, 2001 and 2000, respectively. Rainbow Media Group's noncash financing and investing activities and other supplemental data are presented below:



                                     III-5

                               RAINBOW MEDIA GROUP
     (a combination of certain assets and businesses of Cablevision Systems
                                  Corporation)
                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                Six Months Ended June 30,
                                                                               --------------------------
                                                                                  2001            2000
                                                                               ----------      ----------
Capital lease obligations                                                      $     --        $  4,476
Receipt of marketable securities                                                     --           7,319
Contributions from CNYG to equity method investees attributed to RMG              6,517          16,004
Payments by CNYG on indebtedness attributed to RMG                               20,576          64,376
Payments by CNYG of interest attributed to RMG                                    7,790           7,211
Payments by CNYG of stock plan obligations attributed to RMG                      9,184           8,662
Payments by CNYG for acquisitions attributed to RMG,
   net of cash acquired                                                              --         140,600
Attributed goodwill in connection with NBC's exchange of an interest in
   Rainbow Media Holdings for Cablevision's RMG Class A common stock             14,234              --
Contribution of feature film inventory from CNYG to RMG                           4,332              --
Other net distributions from RMG to CNYG                                         (1,034)             --



Non-cash expenses attributed to Rainbow Media Group consisted primarily of (i) interest of $7,790 and $9,703, respectively, related to a portion of indebtedness of Rainbow Media Holdings, Inc., and (ii) income of $2,213 and $474 related to an incentive stock plan of Cablevision Systems Corporation for the six months ended June 30, 2001 and 2000, respectively.

Note 4.  TRANSACTIONS

On June 29, 2001, NBC-Rainbow Holding, Inc. exchanged a 0.9% interest in Rainbow Media Holdings equity securities for 2,159,104 shares of Rainbow Media Group Class A common stock of Cablevision (valued at $48,742). In connection with this transaction, goodwill of approximately $14,234 was attributed to Rainbow Media Group. The goodwill will be allocated to the specific assets acquired when an independent appraisal is obtained.

In April 2001, Metro-Goldwyn-Mayer Inc. ("MGM") acquired a 20% interest in certain programming businesses of Rainbow Media Holdings which are included in Rainbow Media Group for $825,000 in cash. Rainbow Media Group recorded a gain of approximately $746,302 in connection with this transaction.

Note 5.  BANK DEBT

In April 2001, the balance outstanding under the American Movie Classics credit facility of $365,000 and the balance of the note payable to parent of $295,500 were repaid with proceeds from the MGM transaction.



                                     III-6

                               RAINBOW MEDIA GROUP
     (a combination of certain assets and businesses of Cablevision Systems
                                  Corporation)
                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)


Note 6.  INCOME TAXES

Income tax expense for the six months ended June 30, 2001 differs from the statutory rate principally due to a $106,000 reduction in the valuation allowance. This reduction was based on several factors, including the consummation of the MGM transaction. While a substantial portion of the gain on this sale is deferred for income tax purposes, the amount of the deferred gain provided substantial positive evidence of the recoverability of the deferred tax asset. In addition, the valuation allowance was reduced by $9,900 which represents the value of tax deductions for certain stock option exercises.
This amount was credited to attributed net assets.

Note 7.  AFFILIATION AGREEMENTS

Certain Rainbow Media Group programming services have secured significant new launch commitments with several MSOs under long-term affiliation agreements, in exchange for which the services have agreed to make certain per-subscriber payments upon launch. Such payments are to be used by the operators to provide various launch marketing and promotional support for such services and in the aggregate will be substantial.




                                     III-7

                              CABLEVISION NY GROUP
         (a combination of certain assets and businesses of Cablevision
                              Systems Corporation)
                        CONDENSED COMBINED BALANCE SHEETS
                             (Dollars in thousands)


                                                                          June 30,        December 31,
                                                                            2001              2000
                                                                         -----------      -----------
                                                                         (Unaudited)

ASSETS
Cash and cash equivalents                                                $    52,394      $    37,912
Accounts receivable, trade (less allowance for doubtful accounts of
   $28,602 and $26,933)                                                      251,702          229,151
Notes and other receivables                                                  130,453          139,641
Inventory, prepaid expenses and other assets                                 330,919          285,882
Property, plant and equipment, net                                         3,611,854        3,223,485
Investments in affiliates                                                     54,497           43,471
Investment securities                                                        983,881          811,046
Investment securities pledged as collateral                                  703,698               --
Other investments                                                             57,370          116,940
Derivative contracts                                                          13,959               --
Advances to affiliates                                                       167,539          388,208
Net assets held for sale                                                          --          309,423
Franchises, net of accumulated amortization of
   $847,974 and $777,526                                                     352,755          422,900
Affiliation and other agreements, net of accumulated amortization of
   $203,904 and $205,450                                                      42,231           64,143
Excess costs over fair value of net assets acquired and other intangible assets, net of accumulated amortization of
   $865,440 and $790,932                                                   2,132,874        1,605,808
Deferred financing, acquisition and other costs, net of
   accumulated amortization of $55,545 and $54,945                           139,789          108,679
                                                                         -----------      -----------
                                                                         $ 9,025,915      $ 7,786,689
                                                                         -----------      -----------
LIABILITIES AND ATTRIBUTED NET DEFICIENCY
Accounts payable                                                         $   399,535      $   423,500
Accrued liabilities                                                          915,673          997,970
Accounts payable to affiliates                                                53,198           50,403
Contract obligations                                                          71,745           78,511
Deferred revenue                                                             159,111          222,806
Deferred tax liability                                                       103,369               --
Liabilities under derivative contracts                                        25,000               --
Bank debt                                                                  1,089,500        2,319,661
Collateralized indebtedness                                                  676,164               --
Senior notes and debentures                                                3,690,382        2,693,208
Subordinated notes and debentures                                          1,050,491        1,048,648
Capital lease obligations and other debt                                      68,128           84,508
                                                                         -----------      -----------
    Total liabilities                                                      8,302,296        7,919,215
Series H Redeemable Exchangeable Preferred Stock                             434,181          434,181
Series M Redeemable Exchangeable Preferred Stock                           1,110,113        1,110,113
Commitments and contingencies
Attributed net deficiency                                                   (820,675)      (1,676,820)
                                                                         -----------      -----------
                                                                         $ 9,025,915      $ 7,786,689
                                                                         ===========      ===========

                            See accompanying notes to
                    condensed combined financial statements.

                              CABLEVISION NY GROUP
         (a combination of certain assets and businesses of Cablevision
                              Systems Corporation)
                   CONDENSED COMBINED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                    Six Months Ended June 30,        Three Months Ended June 30,
                                                                   ----------------------------      ----------------------------
                                                                      2001             2000             2001             2000
                                                                   -----------      -----------      -----------      -----------
Revenues, net (including retail electronics sales of $307,070,
   $295,758, $156,207 and $159,102)                                $ 1,835,988      $ 1,907,451      $   917,846      $   964,465
                                                                   -----------      -----------      -----------      -----------

Operating expenses:
   Technical and operating                                             724,394          755,578          326,393          353,103
   Retail electronics cost of sales                                    245,439          241,852          124,310          129,399
   Selling, general and administrative                                 453,601          431,219          222,392          261,454
   Depreciation and amortization                                       467,550          450,778          229,600          227,146
                                                                   -----------      -----------      -----------      -----------
                                                                     1,890,984        1,879,427          902,695          971,102
                                                                   -----------      -----------      -----------      -----------

   Operating income (loss)                                             (54,996)          28,024           15,151           (6,637)
                                                                   -----------      -----------      -----------      -----------

Other income (expense):
   Interest expense                                                   (260,984)        (248,771)        (131,068)        (127,380)
   Interest income                                                      12,485            3,611            4,043            1,797
   Equity in net loss of affiliates                                    (14,340)          (1,500)         (10,824)            (971)
   Gain (loss) on sale of cable assets, net                          1,431,778               --           (1,714)              --
   Write-off of deferred financing                                      (6,610)              --           (6,610)              --
   Gain (loss) on investments, net                                     189,743               --          (25,089)              --
   Miscellaneous, net                                                  (20,076)          (4,038)         (15,967)          (3,889)
                                                                   -----------      -----------      -----------      -----------
                                                                     1,331,996         (250,698)        (187,229)        (130,443)
                                                                   -----------      -----------      -----------      -----------

Income (loss) before income taxes and dividend requirements          1,277,000         (222,674)        (172,078)        (137,080)

   Income tax benefit (expense)                                       (159,632)              --          126,613               --
                                                                   -----------      -----------      -----------      -----------

Net income (loss) before dividend requirements                       1,117,368         (222,674)         (45,465)        (137,080)

   Dividend requirements applicable to preferred stock                 (87,258)         (80,529)         (43,629)         (40,826)
                                                                   -----------      -----------      -----------      -----------

Net income (loss)                                                    1,030,110         (303,203)         (89,094)        (177,906)

Net income or loss attributed to parties other than
   Cablevision Systems Corporation shareholders                        (15,024)           3,134          (32,646)            (514)
                                                                   -----------      -----------      -----------      -----------

Net income (loss) attributed to Cablevision
   Systems Corporation shareholders                                $ 1,015,086      $  (300,069)     $  (121,740)     $  (178,420)
                                                                   ===========      ===========      ===========      ===========

                            See accompanying notes to
                    condensed combined financial statements.

                              CABLEVISION NY GROUP
         (a combination of certain assets and businesses of Cablevision
                              Systems Corporation)
                   CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2001 and 2000
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                  2001             2000
                                                                               -----------      -----------
Cash flows from operating activities:
   Net income (loss)                                                           $ 1,117,368      $  (222,674)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
        Depreciation and amortization                                              467,550          450,778
        Equity in net loss of affiliates                                            14,340            1,500
        Gain on sale of cable assets, net                                       (1,431,778)              --
        Gain on investments, net                                                  (189,743)              --
        Write-off of deferred financing costs                                        6,610               --
        (Gain) loss on sale of equipment, net                                        1,831           (1,246)
        Amortization of deferred financing and debenture discount                    4,942            4,897
        Tax benefit from exercise of stock options                                  82,580               --
        Non-cash expenses attributed to RMG                                         (5,577)          (9,229)
        Change in assets and liabilities, net of effects of dispositions            61,714         (196,216)
                                                                               -----------      -----------
     Net cash provided by operating activities                                     129,837           27,810
                                                                               -----------      -----------

Cash flows from investing activities:
   Capital expenditures                                                           (654,637)        (547,091)
   Payments for acquisitions, net of cash acquired                                      --         (116,183)
   Net proceeds from sale of cable assets                                          293,153               --
   Proceeds from sale of equipment                                                     817               68
   (Increase) decrease in investments in affiliates, net                           (21,915)         (18,267)
   Increase in investment securities and other investments                         (15,022)              --
   Additions to intangible assets                                                     (303)            (120)
                                                                               -----------      -----------
     Net cash used in investing activities                                        (397,907)        (681,593)
                                                                               -----------      -----------

Cash flows from financing activities:
   Net proceeds from (repayments of) bank debt                                  (1,234,610)         595,303
   Preferred stock dividends                                                       (87,258)              (7)
   Issuance of Cablevision common stock                                              7,084           10,079
   Issuance of senior notes                                                        996,790               --
   Net proceeds from collateralized indebtedness                                   673,635               --
   Payments on capital lease obligations and other debt                            (17,905)         (14,599)
   Additions to deferred financing and other costs                                 (43,255)          (6,246)
   Net capital distributions (contributions) to RMG                                (11,929)          40,610
                                                                               -----------      -----------
     Net cash provided by financing activities                                     282,552          625,140
                                                                               -----------      -----------

Net increase (decrease) in cash and cash equivalents                                14,482          (28,643)

Cash and cash equivalents at beginning of year                                      37,912           62,560
                                                                               -----------      -----------

Cash and cash equivalents at end of period                                     $    52,394      $    33,917
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



Note 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed combined financial statements of Cablevision NY Group have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Note 2.  RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The financial statements as of and for the three and six months ended June 30, 2001 and 2000 presented here are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The interim financial statements should be read in conjunction with the audited combined financial statements and notes thereto included in Cablevision Systems Corporation's ("Cablevision") Annual Report on Form 10-K/A for the year ended December 31, 2000.

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2001.

Note 3.  RECLASSIFICATIONS

Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

Note 4.  CASH FLOWS

For purposes of the combined statements of cash flows, Cablevision NY Group considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. Cablevision NY Group paid cash interest of approximately $247,701 and $243,070 during for the six months ended June 30, 2001 and 2000, respectively, and paid income taxes of approximately $35,321 for the six months ended June 30, 2001.

                              CABLEVISION NY GROUP
     (a combination of certain assets and businesses of Cablevision Systems
                                  Corporation)
                    CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                      Six Months Ended June 30, 2001 and 2000
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)


Cablevision NY Group's noncash investing and financing activities and other supplemental data are presented below:


                                                                                Six Months Ended June 30,
                                                                               ---------------------------
                                                                                  2001             2000
                                                                               ---------         ---------
Capital lease obligations                                                      $   1,525         $  17,318
Contributions to equity method investees attributed to RMG                        (6,517)          (16,004)
Net payments on indebtedness attributed to RMG                                   (20,576)          (64,376)
Payments of interest attributed to RMG                                            (7,790)           (7,211)
Payments of stock plan obligations attributed to RMG                              (9,184)           (8,662)
Payments for acquisitions attributed to RMG, net of cash
   acquired (including the repayment of bank debt of $20,078)                         --          (140,600)
Receipt of marketable securities in connection with
   the sale of cable assets                                                      893,500                --
Attributed goodwill in connection with NBC's exchange of an interest in
   Rainbow Media Holdings for Cablevision's RMG Class A common stock              26,742                --
Contribution of feature film inventory from CNYG to RMG                           (4,332)               --
Other net contributions from RMG                                                   1,034                --


Note 5. TRANSACTIONS

In January 2001, CSC Holdings, Inc. completed the sale of its cable systems in

Boston and eastern Massachusetts to AT&T Corp. in exchange for AT&T's cable systems in certain northern New York suburbs, 44,260,932 shares of AT&T stock, valued at approximately $893,500 at closing, and approximately $293,200 in cash. Cablevision NY Group recognized a net gain of approximately $1,443,860.

The acquisition of the cable systems from AT&T was accounted for as a purchase with the operations of the acquired systems being consolidated with those of Cablevision NY Group as of the acquisition date. The purchase price will be allocated to the specific assets acquired when an independent appraisal is obtained.

Cablevision NY Group classified the shares of AT&T common stock as trading securities and for the six months ended June 30, 2001 recorded a gain on investments of $80,223 as a result of the increase in the fair value of such securities.

On June 29, 2001, NBC-Rainbow Holding, Inc. exchanged a 0.9% interest in Rainbow Media Holdings, Inc. equity securities for 2,159,104 shares of Rainbow Media Group Class A tracking stock of Cablevision (valued at $48,742). In connection with this transaction, goodwill of

                              CABLEVISION NY GROUP
     (a combination of certain assets and businesses of Cablevision Systems
                                  Corporation)
                   CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                    Six Months Ended June 30, 2001 and 2000
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

approximately $26,742 was attributed to Cablevision NY Group. The goodwill will be allocated to the specific assets acquired when an independent appraisal is obtained.

Note 6. INCOME TAXES

Income tax expense for the six months ended June 30, 2001 differs from the statutory rate principally due to a $310,000 reduction in the valuation allowance. This reduction was based on several factors, including the closing of the sale of the cable television systems in Massachusetts. While a substantial portion of the gain on this sale is deferred for income tax purposes, Cablevision has the ability to record this taxable gain before its operating loss carry forwards expire. The amount of the deferred gain, together with Cablevision's ability to control the timing of its recognition for tax purposes, provided substantial positive evidence of the recoverability of the deferred tax asset. In addition, the valuation allowance was reduced by $82,600 which represents the value of tax deductions for certain stock option exercises. This amount was credited to attributed net deficiency.

Note 7. DERIVATIVES

Effective January 1, 2001, Cablevision NY Group adopted Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", as amended, ("SFAS 133"). The statement requires that all derivative financial instruments, such as interest rate swap contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized as a component of comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

To manage interest rate risk, Cablevision NY Group has from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or convert fixed rate borrowings to variable rate to provide an economic hedge against the risk of higher borrowing costs in a declining interest rate environment. As of June 30, 2001, Cablevision NY Group had interest rate swap agreements to pay floating rates of interest with a total notional value of $775,000. The swap agreements had a fair value of approximately $6,254 at June 30, 2001 and are reflected in the accompanying combined balance sheets. These agreements have not been designated as hedges for accounting purposes. As a result, the increase in the fair value of the swap agreements for the six months ended June 30, 2001 of approximately $4,274 is reflected in other income (expense): miscellaneous in the accompanying combined statements of operations.

                              CABLEVISION NY GROUP
     (a combination of certain assets and businesses of Cablevision Systems
                                  Corporation)
                   CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                    Six Months Ended June 30, 2001 and 2000
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)


Cablevision NY Group has also entered into various transactions to provide an economic hedge against equity price risk on certain of its stock holdings. As of June 30, 2001, Cablevision NY Group had monetized all of its stock holdings in Charter Communications Inc. and Adelphia Communications Corporation through the execution of prepaid forward contracts, collateralized by an equivalent amount of the respective underlying stock. Such contracts set a floor and ceiling on Cablevision NY Group's participation in changes in the underlying stock prices, thus eliminating downside exposure to market risk while providing for upside appreciation potential to the respective ceiling price. At maturity, the contracts provide for the option to deliver cash or shares of Charter Communications or Adelphia Communications stock (as the case may be), with a value determined by reference to the applicable stock price at maturity. Cablevision NY Group received proceeds of $673,635, net of prepaid interest of $32,267, upon execution of these contracts. Such contracts have not been designated as hedges for accounting purposes. Therefore, the fair values of the forward contracts have been reflected in the accompanying combined balance sheets and the net decrease in the fair values of the equity derivative component of the prepaid forward contracts of $17,296 is included in other income (expense): miscellaneous in the accompanying combined statements of operations. With the adoption of SFAS 133, the shares of Charter Communications and Adelphia Communications common stock were reclassified from securities available-for-sale to trading securities. As a result, Cablevision NY Group recorded a gain on investments of $286,440 representing the accumulated unrealized gains as of January 1, 2001. For the six months ended June 30, 2001, Cablevision NY Group recorded a loss on investments of $107,348 representing the net decrease in the fair value of such securities for the period.

Note 8. DEBT

In June 2001, CSC Holdings and certain of its subsidiaries ("Restricted Group") repaid the outstanding balance under its $2.2 billion reducing revolving credit facilities with borrowings under a new $2.4 billion revolving credit facility which matures on June 30, 2006 with no interim commitment reductions. Interest on outstanding amounts may be paid, at CSC Holdings' option, based on the prime rate or a Eurodollar rate plus a margin.

In March 2001, CSC Holdings issued $1,000,000 face amount of 7-5/8% senior notes due 2011. The notes were issued at a discount of $3,210. The net proceeds were used to reduce bank debt outstanding. The notes are not redeemable by CSC Holdings prior to maturity.

Note 9. AT HOME

As of June 30, 2001 and 2000, deferred revenue derived from the receipt of At Home warrants, net of amortization taken, amounted to approximately $64,064 and $131,419, respectively. For

                              CABLEVISION NY GROUP
     (a combination of certain assets and businesses of Cablevision Systems
                                  Corporation)
                   CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                    Six Months Ended June 30, 2001 and 2000
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)


the six months ended June 30, 2001 and 2000, Cablevision NY Group recognized approximately $35,626 and $30,000, respectively, of this deferred revenue. For the six months ended June 30, 2001, Cablevision NY Group recognized a loss on investments of approximately $69,573 reflecting the decline in the fair value of the warrants.

In April 2001, Excite@Home announced it had decided to terminate its relationship with Cablevision and that it would seek to recover the At Home warrants previously issued to Cablevision. On April 25, 2001, At Home Corporation commenced a lawsuit in the Court of Chancery of the State of Delaware alleging that Cablevision had breached its obligations under certain agreements with At Home. The suit seeks a variety of remedies including: recision of the agreements between At Home and Cablevision and cancellation of all warrants currently held by Cablevision, damages, and/or an order prohibiting Cablevision from continuing to offer its Optimum Online service and requiring it to convert its Optimum Online customers to the Optimum@Home service and to roll out the Optimum@Home service. Cablevision is vigorously contesting this lawsuit. Cablevision currently holds warrants to purchase 20,462,596 shares of At Home common stock, exercisable at a price of $0.25 per share.

Note 10. SEGMENT INFORMATION

Cablevision NY Group's reportable segments are strategic business units that are managed separately. Cablevision NY Group evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income or loss before depreciation and amortization, incentive stock plan income or expense and the costs of Year 2000 remediation).


                                  Six Months Ended June 30,        Three Months Ended June 30,
                                 ----------------------------      ----------------------------
                                    2001             2000             2001             2000
                                 -----------      -----------      -----------      -----------
REVENUES
Telecommunication Services       $ 1,116,003      $ 1,163,357      $   573,016      $   596,289
MSG                                  398,305          418,162          181,406          193,864
Retail Electronics                   307,070          295,758          156,207          159,102
All Other                             90,729           96,759           46,682           50,396
Intersegment Eliminations            (76,119)         (66,585)         (39,465)         (35,186)
                                 -----------      -----------      -----------      -----------
         Total                   $ 1,835,988      $ 1,907,451      $   917,846      $   964,465
                                 ===========      ===========      ===========      ===========

ADJUSTED OPERATING CASH FLOW
Telecommunication Services       $   438,078      $   483,245      $   223,517      $   244,579
MSG                                   55,080           67,216           39,712           44,200
Retail Electronics                   (32,204)         (31,768)         (14,812)         (13,880)
All Other                            (53,063)         (42,338)         (28,008)         (21,378)
                                 -----------      -----------      -----------      -----------
         Total                   $   407,891      $   476,355      $   220,409      $   253,521
                                 ===========      ===========      ===========      ===========

                              CABLEVISION NY GROUP
     (a combination of certain assets and businesses of Cablevision Systems
                                  Corporation)
                   CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                    Six Months Ended June 30, 2001 and 2000
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

A reconciliation of reportable segment amounts to the combined balances is as follows:


                                                       Six Months Ended June 30,         Three Months Ended June 30,
                                                      ----------------------------      ----------------------------
                                                          2001            2000             2001              2000
                                                      -----------      -----------      -----------      -----------
REVENUE
Total revenue for reportable segments                 $ 1,821,378      $ 1,877,277      $   910,629      $   949,255
Other revenue and intersegment eliminations                14,610           30,174            7,217           15,210
                                                      -----------      -----------      -----------      -----------
         Total consolidated revenue                   $ 1,835,988      $ 1,907,451      $   917,846      $   964,465
                                                      ===========      ===========      ===========      ===========

ADJUSTED OPERATING CASH FLOW TO NET LOSS
Total adjusted operating cash flow for reportable
      segments                                        $   460,954      $   518,693      $   248,417      $   274,899
Other adjusted operating cash flow deficit                (53,063)         (42,338)         (28,008)         (21,378)
Items excluded from adjusted operating cash flow:
      Depreciation and amortization                      (467,550)        (450,778)        (229,600)        (227,146)
      Incentive stock plan income (expense)                 4,663            5,871           24,342          (32,099)
      Year 2000 remediation                                    --           (3,424)              --             (913)
      Interest expense                                   (260,984)        (248,771)        (131,068)        (127,380)
      Interest income                                      12,485            3,611            4,043            1,797
      Equity in net loss of affiliates                    (14,340)          (1,500)         (10,824)            (971)
      Gain (loss) on sale of cable assets, net          1,431,778               --           (1,714)              --
      Write-off of deferred financing costs                (6,610)              --           (6,610)              --
      Gain (loss) on investments, net                     189,743               --          (25,089)              --
      Miscellaneous, net                                  (20,076)          (4,038)         (15,967)          (3,889)
                                                      -----------      -----------      -----------      -----------
            Income (loss) before income taxes
                 and dividend requirements            $ 1,277,000      $  (222,674)     $  (172,078)     $  (137,080)
                                                      ===========      ===========      ===========      ===========


Substantially all revenues and assets of Cablevision NY Group's reportable segments are attributed to or located in the United States.

Cablevision NY Group does not have a single external customer which represents 10 percent or more of its combined revenues.

Note 11. COMPREHENSIVE INCOME

Other comprehensive income for the six months ended June 30, 2001 of $5,120 represents unrealized net gains on available-for-sale securities.

                              CABLEVISION NY GROUP
     (a combination of certain assets and businesses of Cablevision Systems
                                  Corporation)
                   CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                    Six Months Ended June 30, 2001 and 2000
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)


Note 12. INVESTMENTS

Rainbow Media Holdings holds a 50% interest in R/L DBS Company LLC, a joint venture with Loral Space and Communications, Ltd. R/L DBS holds certain frequencies granted by the FCC for the operation of a direct broadcast satellite business.

In December 2000, the FCC granted an extension to R/L DBS' construction permit relating to the direct broadcast satellite frequencies held by R/L DBS. The extension requires the launch of a satellite and commencement of service offerings by not later than December 29, 2003, with specified six month interim construction milestones, non-compliance with which will result in the forfeiture of the construction permit. R/L DBS has entered into an agreement with a satellite manufacturer for the construction of a satellite scheduled to be delivered in May 2003. R/L DBS plans to make payments to the manufacturer aggregating approximately $35,800 in the quarter ending September 30, 2001. Cablevision continues to evaluate the scope of its pursuit of a direct broadcast satellite business, including exploring opportunities for strategic partnerships for R/L DBS. The contract with the manufacturer permits R/L DBS to terminate at its option at any time and receive a refund of a portion of amounts paid through the date of such termination.