Form 10-K/A
period 2000-12-31
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS INC
filed 2001-08-29
CIK 1053112, 784681

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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Part I
            Item 1.  Business.                                                1

                 2.  Properties.                                             31

                 3.  Legal Proceedings.                                      32

                 4.  Submission of Matters to a Vote of
                     Security Holders.                                       32

Part II
                 5.  Market for the Registrants' Common Equity
                     and Related Stockholder Matters.                        33

                 6.  Selected Financial Data.                                35

                 7.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations.          39

                 7A. Quantitative and Qualitative Disclosures About
                     Market Risk.                                            40

                 8.  Financial Statements and Supplementary Data.            41

                 9.  Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure.                 41

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

                                    PART I

ITEM 1. BUSINESS.

This combined Annual Report on Form 10-K is separately filed by Cablevision Systems Corporation and CSC Holdings, Inc.

CABLEVISION SYSTEMS CORPORATION

Cablevision Systems Corporation is a Delaware corporation which was organized in 1997. Cablevision Systems Corporation's only asset is all of the outstanding common stock of CSC Holdings. In 1999, all of the ownership interests Cablevision Systems Corporation held in the entities that own certain cable television systems acquired from Tele-Communications, Inc. in 1998, and the interest Cablevision Systems Corporation held in CCG Holdings, Inc., which owns its motion picture theater assets, were contributed to CSC Holdings.

CSC HOLDINGS

CSC Holdings is a Delaware corporation which was organized in 1985 and, adjusted for the January 5, 2001 sale of its cable television systems in Massachusetts (which had 362,000 subscribers at December 31, 2000) and the associated acquisition of cable television systems in certain northern New York suburbs (which had 130,000 subscribers at December 31, 2000), owns and operates cable television systems in 4 states with approximately 2,961,000 subscribers at December 31, 2000. Through Rainbow Media Holdings, Inc., a company owned at December 31, 2000 74% by CSC Holdings and 26% by NBC-Rainbow Holding, Inc., a subsidiary of National Broadcasting Company, Inc., CSC Holdings owns interests in and manages numerous national and regional programming networks, the Madison Square Garden sports and entertainment business and cable television advertising sales companies. CSC Holdings, through Cablevision Lightpath, Inc., a wholly-owned subsidiary of CSC Holdings, provides switched telephone service. CSC Holdings also owns Cablevision Electronics Investments, Inc., doing business as The WIZ, an electronics retailer operating 42 retail locations in the New York metropolitan area and CCG Holdings, Inc., doing business as Clearview Cinemas, which owns 65 motion picture theaters containing a total of 297 screens in the New York metropolitan area.

TRACKING STOCK

In March 2001, Cablevision Systems Corporation amended its certificate of incorporation to, among other things, (i) authorize the creation and distribution of a new class of common stock, to be designated as its Rainbow Media Group tracking stock which is intended to reflect the performance of the assets and businesses of Cablevision Systems Corporation attributed to Rainbow Media Group, (ii) increase the aggregate number of authorized shares of common stock that Cablevision Systems Corporation may issue from 560 million to
1.88 billion, and (iii) redesignate each share of Cablevision Systems Corporation common stock into a share of its Cablevision NY Group common stock, which is intended to reflect the performance of all of Cablevision Systems Corporation's assets and businesses which have not been attributed to Rainbow Media Group. The Rainbow Media Group tracking stock was distributed on
March 29, 2001 to holders of Cablevision Systems Corporation common stock at a ratio of one share of Rainbow Media Group for every two shares of Cablevision Systems Corporation stock held. The Rainbow Media Group tracking stock began trading on the New York Stock Exchange under the symbol "RMG" on March 30, 2001 and the redesignated Cablevision NY Group common stock continues trading on the NYSE under the symbol "CVC." When we refer in this Form 10-K to the Rainbow Media Group, we are referring to the assets and businesses attributed to our Rainbow Media Group tracking stock, and when we refer to the Cablevision NY Group, we are referring to the assets and businesses attributed to our Cablevision NY Group common stock.

The following businesses and interests owned by Cablevision have been attributed to Cablevision NY Group:

    - the cable television business, including the residential telephone and high-speed modem businesses,

    - the commercial telephone and internet operations of Cablevision Lightpath,

    - the New York metropolitan area sports and entertainment business, including Madison Square Garden, professional sports teams, Radio City Music Hall, MSG Network and Fox Sports Net New York,

    - the electronics retail operations of Cablevision Electronics, doing business as The WIZ,

    - the motion picture theater business, doing business as Clearview Cinemas,

    - the MetroChannels and the regional news businesses, doing business as News 12 Networks, in the New York metropolitan area,

    - the advertising sales representation business,

    - equity interests in At Home Corporation, a provider of multimedia internet services,

    - the common stock of Charter Communications, Inc. received in September 2000 upon the sale of the Kalamazoo, Michigan cable television systems,

    - the common stock of Adelphia Communications Corporation received in November 2000 upon the sale of the cable television systems in the greater Cleveland, Ohio metropolitan area,

    - the AT&T Corp. common stock received in January 2001 upon the sale of cable television systems in Boston and eastern Massachusetts,

    - the interest in certain direct broadcast satellite assets, and

    - the interest in Northcoast Communications, LLC, a wireless personal communications services business.

Cablevision Systems Corporation has a 74% interest in Rainbow Media Holdings. Certain of Rainbow Media Holdings' national programming assets and investments are attributed to Rainbow Media Group and include:

    - Rainbow Media Holdings' 100% ownership interest in five nationally distributed 24-hour entertainment programming networks:

        - American Movie Classics,

        - Bravo,

        - The Independent Film Channel,

        - WE: Women's Entertainment, and

        - MuchMusic USA,

    - Rainbow Media Holdings' 60% ownership interest in the following regional sports networks owned by regional programming partners, both of which Rainbow Media Holdings manages under The Fox Sports Net name:

        - Fox Sports Net Florida, and

        - Fox Sports Net Ohio,

    - Rainbow Media Holdings' 30% ownership interest in the following regional sports networks owned by regional programming partners, all of which Rainbow Media Holdings manages under The Fox Sports Net name:

        - Fox Sports Net Chicago,

        - Fox Sports Net Bay Area, and

        - Fox Sports Net New England,

    - Rainbow Media Holdings' 50% ownership interest in National Sports Partners, which owns and distributes Fox Sports Net,

    - Rainbow Media Holdings' 50% interest in National Advertising Partners, which provides national advertising representation services to all of the Fox Sports Net Regional Sports Networks,

    - Rainbow Network Communications, a full service network programming origination and distribution company,

    - Sterling Digital LLC, a company designed to develop new niche audience programming, and

    - Rainbow Media Holdings' 48% interest in a regional sports news business.

See discussion below under "Arrangements with NBC" for Cablevision Systems Corporation's agreement with NBC to permit NBC to exchange its 26% interest in Rainbow Media Holdings for 34% of the Rainbow Media Group tracking stock.

THE HOLDING COMPANY REORGANIZATION AND TELE-COMMUNICATIONS TRANSACTIONS

Until March 4, 1998, CSC Holdings was known as Cablevision Systems
Corporation. On that date, CSC Holdings completed a holding company reorganization whereby it formed a holding company (now named Cablevision Systems Corporation) and CSC Holdings became a subsidiary of Cablevision Systems Corporation.

Prior to the 1998 holding company reorganization, CSC Holdings had two outstanding classes of common stock. Its Class A common stock was publicly traded on the American Stock Exchange and its Class B common stock was privately held. In the 1998 holding company reorganization, the Class A common stock and Class B common stock of CSC Holdings were converted into identical securities of Cablevision Systems Corporation and the Class A common stock of Cablevision Systems Corporation became listed on the American Stock Exchange and traded under the symbol "CVC". On December 7, 1999, Cablevision Systems Corporation's Class A common stock began trading on the NYSE. Cablevision Systems Corporation owns all of the common stock of CSC Holdings.

CSC Holdings' outstanding preferred stock and debt was unaffected by the 1998 holding company reorganization except that CSC Holdings' 8-1/2% Series I cumulative convertible exchangeable preferred stock was convertible into Cablevision Systems Corporation's Class A common stock rather than CSC Holdings' Class A common stock. As of December 31, 1999, all shares of the Series I preferred stock had been converted into Cablevision Systems Corporation's
Class A common stock or redeemed for cash.

TELE-COMMUNICATIONS TRANSACTIONS

On March 4, 1998, Cablevision Systems Corporation completed transactions with Tele-Communications pursuant to which Cablevision Systems Corporation acquired the Tele-Communications cable television systems located in New Jersey, on Long Island and in New York's Rockland and Westchester counties. Cablevision Systems Corporation issued to certain Tele-Communications entities an aggregate of 48,942,172 shares of Cablevision Systems Corporation's Class A common stock (See "The Holding Company Reorganization and Tele-Communications Transactions"). In addition, Cablevision Systems Corporation assumed certain related liabilities, including an aggregate amount of indebtedness for borrowed money equal to $669 million. The assumed debt was refinanced immediately following the closing of the transactions with borrowings under a new $800 million bridge revolving credit facility entered into by wholly-owned subsidiaries of Cablevision Systems Corporation that were acquired from Tele-Communications or that hold assets contributed by Tele-Communications. These subsidiaries were wholly-owned (directly or indirectly) by Cablevision Systems Corporation until April 1999 when Cablevision Systems Corporation contributed these entities to CSC Holdings.

Contemporaneous with the 1998 holding company reorganization, CSC Holdings acquired the remaining 1% interest in Cablevision of New York City, L.P. of Mr. Charles F. Dolan, the Chairman of Cablevision Systems Corporation's Board of Directors, and satisfied certain payment obligations for a cash payment of approximately $194 million. This transaction was effected pursuant to the provisions of agreements entered into in 1992, as amended in 1997 to delay the exercise date to coincide with the consummation of the 1998 holding company reorganization and related transactions.

In connection with the Tele-Communications transactions, Cablevision Systems Corporation, Tele-Communications and certain holders of Cablevision Systems Corporation Class B common stock entered into a Stockholders Agreement providing, among other things, for Tele-Communications' right to designate two Class B directors to Cablevision Systems Corporation's Board of Directors, limits on Tele-Communications' ability to buy more than an additional 10% of Cablevision Systems Corporation Class A common stock and limitations on Tele-Communications' ability to transfer Cablevision Systems Corporation common stock.

On March 9, 1999, Tele-Communications merged with a subsidiary of AT&T and became a wholly-owned subsidiary of AT&T.

CABLE TELEVISION OPERATIONS

OUR CABLE TELEVISION OPERATIONS ARE WHOLLY ATTRIBUTED TO CABLEVISION NY GROUP.

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

Our cable television systems offer varying levels of service which may include, among other programming, local broadcast network affiliates and independent television stations, certain other news, information and entertainment channels such as CNN, CNBC, ESPN, and MTV, and certain premium services such as HBO, Showtime, The Movie Channel, Starz and Cinemax.

Our cable television revenues are derived principally from monthly fees paid by subscribers. In addition to recurring subscriber revenues, we derive revenues from the sales of pay-per-view movies and events, from the sale of advertising time on advertiser supported programming and from installation charges. Certain services and equipment provided by substantially all of our cable television systems are subject to regulation.

As of December 31, 2000, our cable television systems served approximately 3,193,000 subscribers, primarily in the greater New York and Boston metropolitan areas. See "Cable Television System Sales" below.

The following table sets forth certain statistical data regarding our cable television operations as of the dates indicated.

                                                                     AS OF DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Homes passed by cable (1)...................................  4,698,000   5,200,000   5,115,000
Basic service subscribers...................................  3,193,000   3,492,000   3,412,000
Basic service subscribers as a percentage of homes passed...       68.0%       67.2%       66.7%
Number of premium television units (3)......................  7,767,000   7,715,000   6,754,000
Average number of premium units per basic subscriber at
  period end (3)............................................        2.4         2.2         2.0
Average monthly revenue per basic subscriber (2)............  $   46.57   $   44.38   $   42.56

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

Effective January 5, 2001, with the sale of our Massachusetts systems, our cable television systems are concentrated in the New York City greater metropolitan area. Giving effect to the sale of the cable television systems in Massachusetts and the associated acquisition of cable television systems in certain northern New York suburbs, we would have served 2,961,000 subscribers at December 31, 2000. We believe that our cable television systems in the New York City greater metropolitan area comprise the largest metropolitan cluster of cable television systems under common ownership in the United States (measured by number of subscribers).

CABLE TELEVISION SYSTEM SALES.

In 1997 and 1998, we completed the sale or transfer of cable television systems in Alabama, Florida, Illinois, Kentucky, Maine, Missouri, upstate New York, North Carolina, Toledo, Ohio and neighboring states, representing approximately 440,000 subscribers for an aggregate sales price of $514.7 million in cash.

In addition, in October 1998, we transferred our cable television system in Rensselaer, New York (which served approximately 29,600 subscribers at
September 30, 1998), plus approximately $16 million in cash to Time Warner Entertainment Company, L.P. in exchange for Time Warner's Litchfield, Connecticut system (which served approximately 28,400 subscribers at the date of transfer).

In September 2000, we completed the sale of our cable television system serving Kalamazoo, Michigan (which served approximately 49,500 subscribers on the closing date) to Charter Communications in exchange for 11,173,376 shares of Charter Communications common stock valued at approximately $165.5 million at closing.

In November 2000, we completed the sale of our cable television systems in the greater Cleveland, Ohio metropolitan area (which served approximately 312,700 subscribers on the closing date) to Adelphia Communications for total consideration of $1.35 billion ($991 million in cash and 10,800,000 shares of Adelphia Communications Class A common stock valued at approximately
$359.1 million at closing).

In January 2001, we completed the sale of our cable television systems in Boston and eastern Massachusetts (which served approximately 362,000 subscribers on the closing date) to AT&T in exchange for AT&T's cable television systems in certain northern New York suburbs (which served approximately 130,000 subscribers on the closing date), 44,260,932 shares of AT&T stock valued at approximately $893.5 million at closing and approximately $289.9 million in cash.

SUBSCRIBER RATES AND SERVICES; MARKETING AND SALES.

Our cable television systems offer a package of services, generally marketed as "Family Cable", which includes, among other programming, broadcast network local affiliates and independent television stations and certain other news, information and entertainment channels such as CNN, CNBC, ESPN and MTV. For additional charges, our cable television systems provide certain premium services such as HBO, Showtime, The Movie Channel, Starz and Cinemax, which may be purchased either individually (in conjunction with Family Cable) or in combinations or in tiers.

In addition, our cable television systems offer a basic package which includes broadcast network local affiliates and public, educational or governmental channels and certain leased access channels.

We have a branded product offering called "Optimum TV", which packages all of the premium networks available on its cable television systems at discounted prices. Optimum TV includes the Family and basic services noted above, as well as all of the premium A LA CARTE programming available on the cable system, grouped into three premium packages. Optimum TV also includes additional pay-per-view channels that offer movies and sporting events on a transactional basis.

In other areas, we offer premium services on an individual basis and as components of different "tiers". Successive tiers include additional premium services for additional charges that reflect discounts from the charges for such services if purchased individually. For example, in most of our cable television systems, subscribers may elect to purchase Family Cable plus one, two or three premium services with declining incremental costs for each successive tier.

Since our existing cable television systems are substantially fully built, our sales efforts are primarily directed toward increasing penetration and revenues in its franchise areas. We market our cable television services through in-person selling, as well as telemarketing, direct mail advertising, promotional campaigns and local media and newspaper advertising.

Certain services and equipment (converters supplied to subscribers) provided by substantially all of our cable television systems are subject to regulation. See "Regulation--Cable Television--Cable Television Consumer Protection and Competition Act of 1992."

SYSTEM CAPACITY.

We are engaged in an ongoing effort to upgrade the technical capabilities of its cable plant and to increase channel capacity for the delivery of additional programming and new services. Our cable television systems have a minimum capacity of 42 channels. Currently 95% of its homes are served by at least 77 channels and 71% of the total plant is 750 MHz capable two-way interactive. As a result of ongoing upgrades, we expect that by December 2001 approximately 97% of its subscribers will be served by systems having a capacity of at least 77 channels and 84% of the total plant will be

750 MHz capable two-way interactive. All of the system upgrades either completed or underway will utilize fiber optic cable.

PROGRAMMING.

Adequate programming is available to the cable television systems from a variety of sources, including that available from Rainbow Media Holdings and affiliates of AT&T, Fox Entertainment Group, Inc. and NBC. Program suppliers' compensation is typically a fixed, per subscriber monthly fee based, in most cases, either on the total number of subscribers of the cable television systems and certain of its affiliates, or on the number of subscribers subscribing to the particular service. The programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Cable programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to most subscribers, increased costs to produce or purchase cable programming and other factors. We believe that the cable television systems will continue to have access to programming services at reasonable price levels.

FRANCHISES.

The cable television systems are operated primarily in New York, New Jersey and Connecticut under non-exclusive franchise agreements with franchising authorities. Franchise authorities generally charge a franchise fee of up to 5% of certain of our revenues that are derived from the operation of the system within such locality. As permitted by law, these fees are generally collected from subscribers and remitted to the local franchising authority.

Franchise agreements are usually for a term of ten to fifteen years from the date of grant, although some renewals have been for shorter terms, generally between five and ten years in length. Some of the franchises grant us an option to renew upon expiration of the initial term. With the exception of one franchise that expires in 2002, the remainder of our ten largest franchises expire between 2007 and 2010.

In situations where franchises have expired or not been renewed, we operate under temporary authority granted by the state cable television regulatory agencies, while negotiating renewal terms with franchising authorities. The Cable Communications Policy Act of 1984 and the Cable Television Consumer Protection and Competition Act of 1992 provide significant procedural protections for cable operators seeking renewal of their franchises. See "Regulation--Cable Television." In connection with a renewal, a franchise authority may impose different and more stringent terms.

Franchises usually require the consent of franchising authorities prior to the sale, assignment, transfer or change in ownership or control. Federal law generally provides localities with 120 days to consider such requests.

TELEPHONE AND MODEM SERVICES

OUR TELEPHONE AND MODEM OPERATIONS ARE ATTRIBUTED TO CABLEVISION NY GROUP.

Cablevision Systems Corporation, through Cablevision Lightpath, a competitive local exchange carrier, provides basic and advanced local telecommunications services to the business market. Cablevision Lightpath provides a full range of local dial tone, switched services, private line and advanced networking features on the local and long distance levels on its own facilities and network. As of December 31, 2000, Cablevision Lightpath serviced over 1,780 industrial, commercial and institutional accounts on Long Island.

In addition, we provide residential telephone and cable modem internet access service in portions of the greater New York City metropolitan area and parts of southern Connecticut. High speed internet access is provided to customers through a cable modem device that we sell at a discount, either directly or through certain of its The WIZ retail locations, to customers who agree to subscribe to the service for a specified period. At December 31, 2000, we served approximately 239,000 modem subscribers and approximately 12,000 residential telephone subscribers.

THE WIZ

OUR RETAIL ELECTRONICS OPERATIONS ARE ATTRIBUTED TO CABLEVISION NY GROUP.

In February 1998, Cablevision Electronics acquired substantially all of the assets associated with 40 The WIZ consumer electronics store locations from The Wiz, Inc. and certain of its subsidiaries and affiliates. The WIZ is an electronics retailer selling primarily video and audio equipment, home office equipment, compact disks and other pre-recorded music, digital video disks, and VHS video and other pre-recorded movies. The Wiz, Inc. had filed for bankruptcy protection on December 16, 1997. Cablevision Electronics paid approximately
$93 million, including transaction costs, for the assets. In addition, prior to closing, Cablevision Electronics provided approximately $8 million for The
Wiz, Inc. to meet certain operating costs.

THEATERS

OUR THEATER OPERATIONS ARE ATTRIBUTED TO CABLEVISION NY GROUP.

In December 1998, a subsidiary of Cablevision Systems Corporation acquired all of the outstanding shares of stock of Clearview Cinema Group, Inc. which operated a chain of movie theaters in the New York metropolitan area. The total purchase price amounted to approximately $158.7 million (including assumed debt of $80 million) of which approximately $33.4 million was paid in shares of Cablevision Systems Corporation's Class A common stock.

From December 1998 through February 1999, a subsidiary of Cablevision
Systems Corporation acquired a total of 16 movie theaters from Loews Cineplex Entertainment Corporation, for an aggregate purchase price of approximately $89.8 million. These theaters are located in the New York metropolitan area.

Additionally, in 1999, a subsidiary of Cablevision Systems Corporation acquired a total of 7 movie theaters in New York and New Jersey for an aggregate purchase price of $7.2 million.

PERSONAL COMMUNICATIONS SERVICE

OUR INVESTMENT IN PERSONAL COMMUNICATION SERVICE LICENSES IS ATTRIBUTED TO CABLEVISION NY GROUP.

CSC Holdings holds a 49.9% interest, and certain preferential distribution rights, in Northcoast Communications, LLC. Northcoast Communications holds certain licenses to conduct a personal communications service business. CSC Holdings has contributed an aggregate of approximately $114.6 million as of December 31, 2000 to Northcoast Communications (either directly or through a loan to Northcoast Operating Co., Inc., the other member in Northcoast Communications).

OTHER INVESTMENTS

OUR INVESTMENT IN R/L DBS COMPANY IS ATTRIBUTED TO CABLEVISION NY GROUP.

Rainbow Media Holdings holds a 50% interest in R/L DBS Company LLC, a joint venture with Loral Space and Communications, Ltd. R/L DBS Company holds certain frequencies granted by the Federal Communications Commission for the operation of a direct broadcast satellite business. CSC Holdings has contributed an aggregate of approximately $16.3 million through December 31, 2000 to R/L DBS Company or its predecessor businesses.

On December 29, 2000, the FCC granted an extension to R/L DBS Company's construction permit relating to the direct broadcast satellite frequencies held by R/L DBS Company. The extension requires the launch of a satellite and commencement of service offerings by not later than December 29, 2003, with specified six month interim construction milestones, non-compliance with which will result in the forfeiture of the construction permit. R/L DBS Company has entered into preliminary design and construction agreements with two satellite manufacturers permitting it to maintain compliance with the FCC milestones while it continues to evaluate its options.

In March 2001, subject to the receipt of regulatory and other necessary approvals, Rainbow Media Holdings and Loral Space and Communications entered into an agreement for Rainbow Media Holdings to acquire Loral's 50% interest in R/L DBS Company for a purchase price of up to a present value of $40 million payable only from revenues of R/L DBS Company's business, if any, or from any future sale of all or part of the interests in or assets of R/L DBS Company.

OTHER ASSETS

OUR INVESTMENT IN EQUITY SECURITIES IS ATTRIBUTED TO CABLEVISION NY GROUP.

We own 11,173,376 shares of Charter Communications common stock, 10,800,000 shares of Adelphia Communications class A common stock and 44,260,932 shares of AT&T common stock acquired in connection with the sale of certain cable television systems. See "Cable Television System Sales".

In addition, we own warrants to acquire 20,462,596 shares of common stock of At Home Corporation for $0.25 per share. At Home Corporation distributes high-speed interactive services to residences and businesses using its own network architecture and a variety of transport options, including the cable industry's hybrid fiber coaxial infrastructure and offers media services through the Excite Network. These warrants were issued to us in exchange for certain agreements by us with respect to the distribution of the At Home internet access service to cable subscribers. In certain areas, we also agreed to distribute the At Home service exclusively.

There have been a number of performance issues associated with the At Home service. We are continuing to use its Optimum Online service for new internet installations in order to take full advantage of the current market opportunity while these performance issues are addressed by At Home Corporation.

In 2000, we recorded an asset impairment write-down of $139.7 million related to these warrants.

PROGRAMMING AND ENTERTAINMENT OPERATIONS

WE ATTRIBUTE CERTAIN OF ITS PROGRAMMING AND ENTERTAINMENT OPERATIONS TO CABLEVISION NY GROUP AND OTHERS TO RAINBOW MEDIA GROUP (SEE "TRACKING STOCK" ABOVE).

GENERAL.

We conduct our programming activities through Rainbow Media Holdings, a company currently 74% owned by CSC Holdings and 26% by NBC.

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

In February 2001, we entered into an agreement with Metro-Goldwyn-Mayer Inc. for MGM to acquire a 20% interest in four programming services of Rainbow Media Holdings (American Movie Classics, Bravo, The Independent Film Channel, and WE: Women's Entertainment) for $825 million in cash. The transaction is expected to close in April 2001.

Rainbow Media Holdings owns a 60% interest in, and manages, Regional
Programming Partners, a partnership with Fox Sports Networks, LLC. Regional Programming Partners owns Madison Square Garden, a sports and entertainment company that owns and operates the Madison Square Garden Arena and the adjoining Theater at Madison Square Garden, the New York Knickerbockers professional basketball team, the New York Rangers professional hockey team, the New York Liberty professional women's basketball team, the Hartford Wolf Pack professional hockey team, the Madison Square Garden Network, Fox Sports Net New York and Radio City Entertainment (which operates Radio City Music Hall in New York City). Additionally, Madison Square Garden manages and operates the Hartford Civic Center in Connecticut. Regional Programming Partners also owns interests in regional sports networks that provide regional sports programming to the New England, Chicago, Cincinnati, Cleveland, San Francisco and Florida areas, in addition to Madison Square Garden Network and Fox Sports Net New York which provide regional sports programming to the New York City metropolitan area, as well as MetroChannels which provide regional and local sports, news, educational and other programming to the New York metropolitan area.

National Sports Partners is a national sports network featuring Fox Sports Net, which provides national sports programming to regional sports networks. National Sports Partners is 50% owned by Rainbow Media Holdings and is managed and 50% owned by Fox Sports Networks.

Rainbow Media Holdings owns Rainbow News 12 which operates regional news networks servicing suburban areas surrounding New York City. Rainbow Media Holdings also owns and operates Rainbow Advertising Sales Corporation, a cable television advertising company, and owns a 50% interest in

National Advertising Partners, which sells national advertising for regional sports networks and is managed and 50% owned by Fox Sports Networks.

The following table sets forth ownership information and estimated subscriber information as of December 31, 2000 for each of the programming and related businesses whose ownership interest is held directly or indirectly by Rainbow Media Holdings. Rainbow Media Holdings is a 74% owned subsidiary of CSC Holdings. NBC owns the remaining 26% interest. Regional Programming Partners is a 60% owned subsidiary of Rainbow Media Holdings, with the remaining 40% interest owned by Fox Sports Networks. See "Arrangements with NBC" below for a discussion of NBC's agreement to exchange its 26% interest in Rainbow Media Holdings for 34% of the Rainbow Media Group tracking stock.

                                                     AFFILIATED
          PROGRAMMING                VIEWING           BASIC
           BUSINESSES             SUBSCRIBERS(1)   SUBSCRIBERS(2)             OWNERSHIP(3)
--------------------------------  --------------   --------------   --------------------------------
                                           (IN MILLIONS)
RAINBOW MEDIA GROUP

NATIONAL ENTERTAINMENT
  PROGRAMMING NETWORKS:

American Movie Classics.........       68.4             74.8        Rainbow Media Holdings -- 100%
                                                                    (4)
WE: Women's Entertainment.......       22.7             37.4        Rainbow Media Holdings -- 100%
                                                                    (4)
Bravo...........................       45.2             60.0        Rainbow Media Holdings -- 100%
                                                                    (4)
The Independent Film Channel....       12.8             43.7        Rainbow Media Holdings -- 100%
                                                                    (4)
MuchMusic USA...................       11.4             23.6        Rainbow Media Holdings -- 100%

REGIONAL SPORTS NETWORKS:

Fox Sports Net Bay Area.........        3.1              3.4        Regional Programming Partners
                                                                    and Fox Sports Networks -- 50%
                                                                    each
Fox Sports Net Chicago..........        3.4              3.6        Regional Programming Partners
                                                                    and Fox Sports Networks -- 50%
                                                                    each
Fox Sports Net New England......        3.6              4.0        Regional Programming Partners
                                                                    and AT&T -- 50% each
Fox Sports Net Ohio.............        4.2              4.5        Regional Programming Partners --
                                                                    100%
Fox Sports Net Florida..........        3.1              3.3        Regional Programming Partners --
                                                                    100%

OTHER:

National Sports Partners........       71.5             79.8        Rainbow Media Holdings and Fox
                                                                    Sports Networks -- 50% each
National Advertising Partners...         --               --        Rainbow Media Holdings and Fox
                                                                    Sports Networks -- 50% each
Sterling Digital................         --               --        Rainbow Media Holdings -- 100%
Rainbow Network Communications..         --               --        Rainbow Media Holdings -- 100%


CABLEVISION NY GROUP

REGIONAL SPORTS NETWORKS:
Madison Square Garden Network/
  Fox Sports Net New York.......       11.4             14.7        Regional Programming Partners --
                                                                    100%

NEWS SERVICES:
News12 Long Island..............         .8               .8        Rainbow Media Holdings -- 100%
News12 Connecticut..............         .2               .2        Rainbow Media Holdings -- 100%
News12 New Jersey...............        1.7              1.8        Rainbow Media Holdings -- 100%
News12 Westchester..............         .2               .3        Rainbow Media Holdings -- 100%
News12 Bronx....................         --               --        Rainbow Media Holdings -- 100%
News12.com......................         --               --        Rainbow Media Holdings -- 100%

OTHER:

Metro Guide.....................        3.8              4.2        Regional Programming Partners --
                                                                    100%
Metro Traffic and Weather.......        2.5              2.8        Regional Programming Partners --
                                                                    100%
Metro Learning..................        2.5              2.8        Regional Programming Partners --
                                                                    100%
Rainbow Advertising Sales
  Company.......................         --               --        Rainbow Media Holdings -- 100%

------------

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

(4) We have entered into an agreement with MGM for MGM to acquire a 20% interest in these entities.

NATIONAL ENTERTAINMENT PROGRAMMING NETWORKS

The following nationally distributed entertainment networks which acquire, produce and license programming throughout the United States are attributed to Rainbow Media Group.

AMERICAN MOVIE CLASSICS

American Movie Classics is a 24-hour movie network featuring award-winning original productions about the world of American film. With contractual rights to one of the most comprehensive libraries of classic films from the 1930s through the 1980s and a diverse blend of original series, documentaries and interstitials, the service offers in-depth information on timeless and contemporary Hollywood classics that enhances passionate movie fans' appreciation of classic movies.

American Movie Classics is available on cable television and other distribution platforms such as direct broadcast satellite. It is carried on basic or expanded basic where subscribers do not have to pay a premium to receive the network. Affiliate revenues, which in 2000 accounted for over 93% of American Movie Classics' revenues, are based on fees paid by the distributors for the right to carry the programming.

Distributors generally pay the network according to the number of basic subscribers rather than the number of subscribers actually receiving American Movie Classics. The network generally enters into five- to seven-year distribution contracts with its distributors. Affiliation agreements covering about 7% of American Movie Classics' basic subscribers expire prior to the end of 2001. There can be no assurances that these affiliation agreements will be renewed on similar terms or at all.

American Movie Classics' film library consists of films that are licensed from major studios such as Columbia TriStar, Twentieth Century Fox, Paramount, Warner Brothers, Universal, MGM/UA and RKO under long-term contracts. As of December 31, 2000, American Movie Classics had about 3,600 licenses covering films available to it with enough films under contract to program the channel fully through 2005. American Movie Classics generally structures its contracts for the exclusive cable television right to carry the films during identified windows.

BRAVO

Bravo premiered in December 1980 as the first national cable network for the performing arts. Bravo features films and performing arts programming including jazz, classical music, ballet, opera, dance, and theatrical performances, as well as original programs on the arts that profile the creative process and the creative culture around us.

Bravo is generally carried as part of the basic or expanded basic service where subscribers do not have to pay a premium fee to receive the network. Affiliate revenues, which accounted for approximately 62% of total revenues in 2000, are based on fees paid by the distributors for the right to carry the programming. Distributors generally pay the network according to the number of subscribers actually receiving Bravo. Bravo generally enters into five-to ten-year distribution contracts with its distributors. Affiliation agreements covering about 8% of Bravo's basic subscribers expire prior to the end of 2001. There can be no assurances that these affiliation agreements will be renewed on similar terms or at all.

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

THE INDEPENDENT FILM CHANNEL

The Independent Film Channel, was launched in 1994 and is the first network dedicated to independent films and related features and programming. It presents feature-length films (domestically and internationally produced), documentaries, shorts, animation, new works, "cult classics" and originally produced programs which chronicle independent film trends.

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

REGIONAL SPORTS NETWORKS--attributed to Rainbow Media Group

Rainbow Media Holdings has a 60% interest in two regional sports networks, in Ohio and Florida, operating under the Fox Sports Net name and has a 30% interest in three other regional sports networks, in Chicago, New England and the Bay Area, also operating under the Fox Sports Net name. Rainbow Media Holdings manages each of these regional sports networks, which are distributed in their respective region in the United States as well as nationally through direct broadcast satellite and TVRO distributors.

NATIONAL SPORTS PARTNERS--attributed to Rainbow Media Group

Fox Sports Net is distributed by National Sports Partners, a 50%/50% partnership between Rainbow Media Holdings and Fox Sports Networks that was formed in December 1997 and is managed by Fox Sports Networks. Fox Sports
Net was launched during January 1998 under Fox Sports Networks's management and links 22 regional sports networks under the Fox Sports Net name, including the five Fox Sports Net networks in which Rainbow Media Holdings owns an interest described above, and delivers local, regional and national sports programming.

OTHER SERVICES--attributed to Rainbow Media Group

NATIONAL ADVERTISING PARTNERS

National Advertising Partners is a 50%/50% partnership between Rainbow Media Holdings and Fox Sports Networks that was formed in December 1997 and began operations under the management of Fox Sports Networks in January 1998. National Advertising Partners provides national advertising representation services for Fox Sports Net and the Fox Sports Net regional programming networks, offering advertisers access to millions of sports fans in the nation's top television markets and covering most of the Major League Baseball, National Basketball Association and National Hockey League teams.

RAINBOW NETWORK COMMUNICATIONS

Rainbow Network Communications, which is wholly owned by Rainbow Media
Holdings, is a full service network programming origination and distribution company. Its services include origination, transmission, video engineering, uplinking, encryption, affiliate engineering, technology consulting, transponder negotiation, content ordering, quality control and editing.

STERLING DIGITAL LLC

Sterling Digital LLC is a company established by Charles F. Dolan and acquired by us in August 2000, which is designed to develop new niche audience programming to be distributed and marketed using new media platforms, including digital video channels.

ARRANGEMENTS WITH NBC

NBC owns 26% of the common stock of Rainbow Media Holdings and therefore has a 26% interest in all of Rainbow Media Holdings' businesses and interests. We own the remaining 74% of Rainbow Media Holdings.

In connection with the distribution of the Rainbow Media Group tracking stock, NBC was given the right to exchange its 26% interest in Rainbow Media Holdings common stock over a period of up to 9 years for a 34% interest in Rainbow Media Group tracking stock, based on the number of shares of Rainbow Media Group tracking stock outstanding on the date of the tracking stock distribution. NBC's exchange occurs on a deferred basis in the following steps:

    - First, we have effected a recapitalization of Rainbow Media Holdings and created a new class of Rainbow Media Holdings preferred stock which is held by us that is entitled to receive any and all dividends and distributions on, and carries a liquidation preference with respect to, Cablevision NY Group businesses and interests owned by Rainbow Media Holdings. NBC has converted all of its Rainbow Media Holdings common stock into Rainbow Media Holdings Class A common stock and has the right to exchange its Rainbow Media Holdings Class A common stock, representing 26% of the outstanding equity securities of Rainbow Media Holdings, for 34% of the Rainbow Media Group Class A tracking stock.

    - Second, NBC may exchange each share of Rainbow Media Holdings common stock held by it for approximately 16,868 shares of Rainbow Media Group Class A tracking stock, for an aggregate of approximately 44.7 million shares. NBC can make this exchange, in whole or in part, at its election, each calendar quarter prior to December 31, 2009, and any shares not exchanged prior to December 31, 2009 will be exchanged then.

    - NBC has agreed not to transfer any shares of Rainbow Media Group tracking stock received upon an exchange for Rainbow Media Holdings common stock (other than to other wholly-owned subsidiaries of NBC) during the 12-month period commencing on the date of the initial tracking stock distribution. After such 12-month period has elapsed, NBC will be entitled to transfer any shares of Rainbow Media Group tracking stock subject to certain limitations.

    - NBC has demand registration rights with respect to shares of its Rainbow Media Group Class A tracking stock.

COMPETITION

CABLE TELEVISION

The cable television systems generally compete with direct reception of broadcast television signals by antenna and with other methods of delivering television signals to the home for a fee. The extent of such competition depends upon the number and quality of the signals available by broadcast antenna reception as compared to the number and quality of signals distributed by the cable system. The cable television systems also compete to varying degrees with other communications and entertainment media, including movies, theater and other entertainment activities. The primary current competitor to cable television systems is from direct broadcast satellite.

The Cable Communications Policy Act of 1984 specifically legalized, under certain circumstances, reception by private home earth stations of satellite-delivered cable programming services. Direct broadcast satellite systems permit satellite transmissions from the low-power C-Band to be received by antennae approximately 60 to 72 inches in diameter at the viewer's home. Higher power direct broadcast satellite systems providing transmissions over the Ku-Band permit the use of smaller receiver antennae and thus are more appealing to customers.

Two direct broadcast satellite systems are now operational in the United
States, with investments by companies with substantial resources such as Hughes Electronics Corp. Both C-Band and Ku-Band direct broadcast satellite delivery of television signals are competitive alternatives to cable television. Legislation was recently enacted to change the federal copyright laws to permit direct broadcast satellite systems to retransmit local broadcast television signals to direct broadcast satellite customers. This has enhanced the competitive position of direct broadcast satellite systems.

The Telecommunications Act of 1996 repealed the 1984 Act prohibition against telco-cable cross-ownership and provides that a local exchange telephone company may provide video programming directly to subscribers through a variety of means, including (1) as a radio-based multichannel video programming distributor (multichannel multipoint distribution service or direct broadcast satellite); (2) as a cable operator, fully subject to the franchising, rate regulation and other provisions of the 1984 Act and the Cable Television Consumer Protection and Competition Act of 1992 and (3) through an "open video system", or OVS, that is certified by the FCC to be offering nondiscriminatory access to a portion of its channel capacity for unaffiliated program distributors, subject only to selected portions of the regulations applicable to cable operators. Non-telephone companies may also become an OVS and provide video competition to cable television systems, although a recent court decision has restored certain municipal franchising powers over OVS, making it a less attractive alternative. A local telephone company also may provide the "transmission of video programming" on a common carrier basis. Companies have sought to become an OVS in areas in which we operate cable television systems in New York City, Westchester County, New York and northern New Jersey. One, RCN Corporation is currently operating OVS or franchised cable television systems in New York City and New Jersey communities where we operate cable television systems.

The Telecommunications Act of 1996 also prohibits a telephone company or a cable system operator in the same market from acquiring each other, except in limited circumstances, such as in areas of smaller population.

Cable television also competes with the home video industry. Owners of videocassette recorders are able to rent many of the same movies, special events and music videos that are available on certain premium services. The availability of videocassettes has affected the degree to which the cable television systems are able to sell premium service units and pay-per-view offerings to some of its subscribers.

Multipoint distribution services, which deliver premium television programming over microwave super-high frequency channels received by subscribers with a special antenna, and multichannel multipoint distribution service, which is capable of carrying four channels of television programming, also compete with certain services provided by our cable television systems. By acquiring several multichannel multipoint distribution services licenses or subleasing from several multichannel multipoint distribution services operators and holders of other types of microwave licenses, a single entity can increase channel capacity to a level more competitive with cable television systems. Multipoint distribution services and multichannel multipoint distribution services systems are not required to obtain a municipal franchise, are less capital intensive, require lower up-front capital expenditures and are subject to fewer local and FCC regulatory requirements than cable television systems. The ability of multipoint distribution services and multichannel multipoint distribution services systems to serve homes and to appeal to consumers is affected by their less extensive channel capacity and the need for unobstructed line of sight over-the-air transmission. Our cable television systems compete with multipoint distribution services and multichannel multipoint distribution services operators generally in its New York City metropolitan service area.

Satellite master antenna systems, or SMATV, generally serve large multiple dwelling units. The FCC has preempted all state and local regulation of SMATV operations. SMATV is limited to those buildings within which the operator has received permission from the building owner to provide service. Our cable television systems compete with SMATV operators in the New York City metropolitan area. The Telecommunications Act of 1996 amends the definition of cable system to exclude facilities that do not use public rights-of-way (e.g., SMATV operators serving multiple buildings not under common ownership or control), thus exempting such facilities from franchise and other requirements applicable to cable operators.

The FCC has established a new local multipoint distribution service, or LMDS (sometimes referred to as "cellular cable"), in the higher bands of the electromagnetic spectrum that could be used to offer multichannel video in competition with cable television systems, as well as two-way communications services. The FCC has held auctions to select licensees. The FCC barred both telephone and cable companies from initially bidding for LMDS frequencies in their own service areas. The legal restriction on cable ownership interests in overlapping LMDS licenses ended in June 2000.

The full extent to which developing media will compete with cable television systems may not be known for several years. There can be no assurance that existing, proposed or as yet undeveloped technologies, including technologies that provide video over the internet, will not become dominant in the future and render cable television systems less profitable or even obsolete.

Although substantially all the franchises of our cable television systems are non-exclusive, most franchising authorities have granted only one franchise in an area. Other cable television operators could receive franchises for areas in which the cable television systems are operated or a municipality could build a competing cable system. Southern New England Telephone, the dominant telephone company in Connecticut, obtained a statewide franchise to build and operate a competing cable television system in the communities in Connecticut in which our cable television systems are operating pursuant to cable franchises but successfully petitioned the Connecticut Department of Public Utility Control to discontinue operations this year. The 1992 Cable Act described below prohibits municipalities from unreasonably refusing to grant competitive franchises and facilitates the franchising of second cable television systems or municipally-owned cable television systems. See "Regulation--Cable Television Consumer Protection and Competition Act of 1992," below.

PROGRAMMING AND ENTERTAINMENT

Rainbow Media Holdings' programming networks compete in two basic markets, each of which is highly competitive. First, Rainbow Media Holdings' programming networks compete in the market for distribution of programming networks to cable television systems and other distributors of video services, such as direct broadcast satellite services. For example, American Movie Classics and Fox Sports Net Chicago compete with other networks for the right to be carried on cable television systems and ultimately for viewing by each system's subscribers. Second, Rainbow Media Holdings' programming networks compete with other networks that sell to cable television systems and other video service distributors as well as and with broadcast and other programming entities to secure desired entertainment and sports programming. In each of these markets, some of Rainbow Media Holdings' competitors are large publicly held companies that have greater financial resources than us, Rainbow Media Holdings and the Rainbow Media Group.

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

COMPETITION FOR ENTERTAINMENT PROGRAMMING SOURCES. With respect to the acquisition of entertainment programming, such as syndicated programs and movies, which are not produced by or specifically for programming networks, competitors include:

    - national commercial broadcast television networks,

    - local commercial broadcast television stations,

    - the Public Broadcasting Service and local public television stations,

    - pay-per-view programs

    - other cable program networks

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

COMPETITION FOR SPORTS PROGRAMMING SOURCES. Because the loyalty of the sports viewing audience to a sports programming network is driven by loyalty to a particular team or teams, access to adequate sources of sports programming is particularly critical to Rainbow Media Holdings' sports networks. Our sports networks compete for national rights for teams or events principally with:

    - national cable networks that specialize in or carry sports programming,

    - television "superstations" which distribute sports and other programming by satellite,

    - the national commercial broadcast television networks,

    - independent syndicators that acquire and resell such rights nationally, regionally and locally, and

    - direct broadcast satellite operators.

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

TELEPHONE SERVICES

Cablevision Lightpath faces substantial competition from incumbent local exchange carriers such as Verizon, which are the dominant providers of local telephone services in their respective service areas. They have significant advantages over Cablevision Lightpath, including greater capital resources, an existing fully operational local network, and long-standing relationships with customers.

While Cablevision Lightpath and the incumbent local exchange carriers are competitors, Cablevision Lightpath must enter into interconnection agreements with each carrier so that Cablevision Lightpath's customers can make and receive calls from customers served by the carrier. Federal and state law and regulations require incumbent local exchange carriers to enter into such agreements and provide such facilities and services, and establish the price for these facilities and services. The specific price, terms and conditions of each agreement, however, depends on the outcome of negotiations between Cablevision Lightpath and a carrier. Agreements are also subject to approval by the state public service commission. Cablevision Lightpath has entered into interconnection agreements with Verizon for New York, New Jersey, Connecticut and Massachusetts which have been approved by the respective state commissions. In addition, it has reached an agreement with Southern New England Telephone, now SBC Communications, Inc., covering Southern New England Telephone's service area in Connecticut, which has been approved by the Connecticut Department of Public Utility Control.

Cablevision Lightpath also faces competition from one or more competitive access providers and other new entrants in the local telecommunications marketplace, such as Teleport Communications

Group, Inc., now part of AT&T, and MFS Communications Company, Inc., now part of MCI/ Worldcom. In addition to the incumbent local exchange carriers and competitive service providers, other potential competitors capable of offering private line and special access services include electric utilities, long distance carriers, microwave carriers, wireless telephone system operators (such as cellular, personal communications service, and specialized mobile radio), and private networks built by large end users. A continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors to Cablevision Lightpath.

Many incumbent local exchange carriers and certain of Cablevision
Lightpath's other potential competitors have financial, personnel and other resources significantly greater than those of Cablevision Lightpath. Some of these competitors have existing networks or conduits that could be adapted to provide local exchange services. There can be no assurance that Cablevision Lightpath will be able to compete effectively against these competitors. Cablevision Lightpath may also face competition from new technologies and services introduced in the future.

RETAIL ELECTRONICS

The consumer retail electronics business is highly competitive. Cablevision Electronics competes with national and regional retail electronics chains which continue to expand in the New York metropolitan area, as well as with computer, office product and entertainment superstores, general merchandise retailers, discount stores and mail order and e-commerce services. Some of these competitors operate on a significantly larger scale than Cablevision Electronics and are able to translate their scale to purchasing and pricing advantage in the New York marketplace. Competition is primarily based on price, service and selection of merchandise. Cablevision Electronics competes on the basis of these factors, with special emphasis placed on the quality of the customer experience in the stores and on selling and bundling merchandise that supports the in-home connectivity of our high speed data, video and telephony services.

REGULATION

CABLE TELEVISION

CABLE COMMUNICATIONS POLICY ACT OF 1984. The 1984 Cable Act set uniform national guidelines for cable regulation under the Communications Act of 1934. While several of the provisions of the 1984 Cable Act have been amended or superseded by the Cable Television Consumer Protection and Competition Act of 1992 and/or the Telecommunications Act of 1996, each described below, other provisions of the 1984 Act, including the principal provisions relating to the franchising of cable television systems, remain in place. The 1984 Cable Act authorizes states or localities to franchise cable television systems but sets limits on their franchising powers. It sets a ceiling on cable franchise fees of 5% of gross revenues and prohibits localities from requiring cable operators to carry specific programming services. The 1984 Cable Act protects cable operators seeking franchise renewals by limiting the factors a locality may consider and requiring a due process hearing before denial. The 1984 Cable Act does not, however, prevent another cable operator from being authorized to build a competing system. The 1992 Cable Act prohibits franchising authorities from granting exclusive cable franchises and from unreasonably refusing to award an additional competitive franchise.

The 1984 Cable Act allows localities to require free access to public, educational or governmental channels, but sets limits on the number of commercial leased access channels cable television operators must make available for potentially competitive services. The 1984 Cable Act prohibits obscene programming and requires the sale or lease of devices to block programming considered offensive.

CABLE TELEVISION CONSUMER PROTECTION AND COMPETITION ACT OF 1992. The 1992 Cable Act represented a significant change in the regulatory framework under which cable television systems operate.

After the effective date of the 1984 Cable Act, and prior to the enactment of the 1992 Cable Act, rates for cable services were unregulated for substantially all of our cable television systems. The 1992 Cable Act reintroduced rate regulation for certain services and equipment provided by most cable television systems in the United States, including substantially all of our systems. While several of the provisions of the 1992 Cable Act have been amended or superseded by the Telecommunications Act of 1996, other provisions remain in place.

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

Under the 1992 Cable Act, systems may not require subscribers to purchase any cable programming service tier other than the basic service package as a condition of access to video programming offered on a per channel or per program basis. Cable television systems are allowed up to ten years to the extent necessary to implement the necessary technology to facilitate this access. It is expected that our systems will be capable of implementing the technology mandated by the 1992 Cable Act by the Act's deadline.

In addition, the 1992 Cable Act:

     (i) requires cable programmers under certain circumstances to offer their programming to present and future competitors of cable television such as multichannel multipoint distribution services, satellite master antenna systems and direct broadcast satellite, and prohibits new exclusive contracts with program suppliers without FCC approval,

    (ii) directs the FCC to set standards for limiting the number of channels that a cable television system operator could program with programming services controlled by such operator and a national limit on the number of subscribers any single cable company can serve,

   (iii) bars municipalities from unreasonably refusing to grant additional competitive franchises,

    (iv) requires cable television operators to carry all local broadcast stations (including home shopping broadcast stations) ("must carry" rule), or, at the option of a local broadcaster, to obtain the broadcaster's prior consent for retransmission of its signal,

     (v) requires cable television operators to obtain the consent of any non-local broadcast station prior to retransmitting its signal, and

    (vi) regulates the ownership by cable operators of other media such as multichannel multipoint distribution services and satellite master antenna systems.

In connection with clause (ii) above concerning limitations on affiliated programming, the FCC established a 40% limit on the number of channels of a cable television system that can be occupied by programming services in which the system operator has an attributable interest and a national limit of 30% on the number of multichannel video households that any cable company can serve. The FCC recently revised its rules to consider the presence in the national market of all multichannel video programming providers rather than cable operators alone in applying its national percentage limit. The FCC also modified its cable ownership attribution rules, maintaining its 5% voting stock benchmark, but attributing cable subscribers if held by a partnership if a limited partner is involved in the partnership's "video programming" activities. These rule modifications affected us because of AT&T's investment in us. In March 2001, a federal appellate court held unconstitutional the FCC's rules establishing the 30% national limit and the 40% channel occupancy limit, upheld the 5% voting stock benchmark, but eliminated the attribution of cable subscribers if held by a partnership if a limited partner is involved in the partnership's "video programming" activities.

In connection with clause (iv) above concerning retransmission of a local broadcaster's signals, a substantial number of local broadcast stations are currently carried by our cable television systems and have elected to negotiate for retransmission consent. Our cable television systems have retransmission consent agreements with most broadcast stations they currently carry, but the potential remains for discontinuation of carriage if an agreement is not renewed following their expiration. The FCC is currently considering whether to adopt similar "must carry" rules for broadcasters' new digital TV channels. The FCC recently reached the tentative conclusion that "dual must carry" rules would be unconstitutional, if cable television systems were required to carry these digital channels, in addition to broadcasters' existing analog broadcast channels, before the statutorily required transition from analog to digital broadcasting in 2006. But the FCC has asked for additional information to help it finally resolve this issue.

In connection with clause (i) above the 1992 Cable Act prohibits a cable programmer that is owned by or affiliated with a cable operator (such as Rainbow Media Holdings) from unreasonably discriminating among or between cable operators and other multichannel video distribution systems with respect to the price, terms and conditions of sale or distribution of the programmer's satellite-delivered services and from unreasonably refusing to sell any such service to any multichannel video programming distributor. In several instances, Rainbow Media Holdings has been ordered by the FCC to provide satellite-delivered programming to multi-channel video programmers after such multi-channel video programmers have filed complaints pursuant to these program-access rules. The FCC has declined to extend these program-access rules to cover some terrestrial-delivered programming by programmers such as Rainbow Media Holdings, but proposals have been made to Congress in support of such extensions. It is not possible to predict whether such an extension might in the future be adopted by the FCC or Congress and, if so, what effect it might have on us.

The FCC adopted or imposed new regulations under the 1992 Cable Act in the areas of customer service, technical standards, equal employment opportunity, privacy, rates for leased access channels, obscenity and indecency, disposition of a customer's home wiring and compatibility between cable television systems and other consumer electronic equipment such as "cable ready" television sets and videocassette recorders.

TELECOMMUNICATIONS ACT OF 1996. The 1996 Telecom Act deregulated the rates for non-basic tiers of service provided by all cable operators after March 31, 1999. It permitted regulated equipment rates to be computed by aggregating costs of broad categories of equipment at the franchise, system, regional or company level. It also eliminated the right of individual subscribers to file rate complaints with the FCC concerning certain non-basic cable programming service tiers, and required such complaints to be filed by franchising authorities following receipt of at least two subscriber complaints.

The 1992 Cable Act provided that all rate regulation, for both the upper tiers and for basic service, is eliminated when a cable system is subject to "effective competition" from another multichannel video programming provider such as multichannel multipoint distribution services, direct broadcast satellite, a telephone company, or a combination of all of these. The 1996 Telecom Act expanded the definition of "effective competition" to include instances in which a local telephone company or its affiliate (or a multichannel video programming distributor using the facilities of a telephone company or its affiliates) offers comparable video programming directly to subscribers by any means (other than direct broadcast satellite) in the cable operator's franchise area. This provision will allow our cable television systems greater flexibility in packaging and pricing if the FCC makes a finding of "effective competition" in certain markets based on telephone company competition. We have been successful in obtaining such an FCC finding in certain markets.

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

OTHER FCC REGULATION. In addition to the rules and regulations promulgated by the FCC under the 1984 Cable Act, the 1992 Cable Act and the 1996 Telecom Act, the FCC has promulgated other rules affecting us. FCC rules require that cable television systems black out certain network and sports programming on imported distant broadcast signals upon request. The FCC also requires that cable television systems delete syndicated programming carried on distant signals upon the request of any local station holding the exclusive right to broadcast the same program within the local television market and, in certain cases, upon the request of the copyright owner of such programs. These rules affect the diversity and cost of the programming options for our cable television systems.

FCC regulation also includes matters regarding restrictions on origination and cablecasting by cable system operators; application of the rules governing political broadcasts; customer service; ownership and control of cable home wiring in single family residences and multiple dwelling units and limitations on advertising contained in nonbroadcast children's programming.

The FCC requires payment by us of annual "regulatory fees" which may be passed on to subscribers as "external cost" adjustments to basic cable service. Fees are also assessed for specific FCC licenses held by cable operators, including licenses for business radio, cable television relay systems and earth stations, which, however, may not be collected directly from subscribers.

The FCC has the authority to regulate utility company rates for cable rental of pole and conduit space. States can establish preemptive regulations in this area, and the states in which our cable television systems operate have done so. The 1996 Telecom Act modified the pole attachment provisions of the Communications Act of 1934 by requiring that utilities provide cable television systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility. The FCC has adopted regulations to govern the charges for pole attachments used by companies providing telecommunications services, including cable operators. These regulations are likely to increase significantly the rates charged to cable companies providing voice and data, in addition to video services. These new pole attachment regulations did not become effective, however, until 2001, and subsequent increases in attachment rates resulting from the FCC's new regulations will be phased in equal annual increments over a subsequent period of five years, until 2006.

The FCC has technical guidelines for signal leakage that became substantially more stringent in 1990. Two-way radio stations, microwave-relay stations and satellite earth stations used by our cable television systems are licensed by the FCC.

FEDERAL COPYRIGHT REGULATION. There are no restrictions on the number of distant broadcast television signals that cable television systems can import, but cable television systems are required to pay copyright royalty fees to receive a compulsory license to carry them. The United States Copyright Office has increased the royalty fee from time to time. The FCC and the Copyright Office have, at different times, recommended to Congress changes in the compulsory licenses for cable television carriage of broadcast signals. This could adversely affect the ability of our cable television systems to obtain such programming and could increase the cost of such programming. No prediction can be made as to whether Congress will enact any such changes to the copyright laws.

CABLE TELEVISION CROSS-MEDIA OWNERSHIP LIMITATIONS. In addition to the prohibition on telephone company-cable cross-ownership, now removed by the 1996 Telecom Act, the 1984 Cable Act prohibited any person or entity from owning broadcast television and cable properties in the same market. The 1992 Cable Act imposed limits on new acquisitions of satellite master antenna systems or multichannel multipoint distribution services systems by cable operators in their franchise areas. The 1996 Telecom Act repealed the statutory ban on cable-broadcast station cross-ownership to permit common ownership or control of a television station and a cable system with overlapping service areas, but left in place the cable system-television station cross-ownership restriction contained in the FCC's rules. The FCC has eliminated its regulations concerning broadcast network-cable cross-ownership to permit common control of both a television network and a cable system, as required by the 1996 Telecom Act. The 1996 Telecom Act removes the statutory ban on cable-multichannel multipoint distribution services cross-ownership on any cable operator in a franchise area where one cable operator is subject to effective competition.

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

TELECOMMUNICATIONS REGULATION. The 1996 Telecom Act removes barriers to entry in the local telephone market that is now monopolized by the Bell operating companies and other incumbent local exchange carriers by preempting state and local laws that restrict competition and by requiring incumbent local exchange carriers to provide nondiscriminatory access and interconnection to potential competitors, such as cable operators and long distance companies. At the same time, the law eliminated the Modified Final Judgment and permits the Bell operating companies to enter the market for long distance service (through a separate subsidiary), on a state-by-state basis, after they satisfy a "competitive checklist." The 1996 Telecom Act also facilitates the entry of utility companies into the telecommunications market.

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

PROGRAMMING AND ENTERTAINMENT

Cable television program distributors, such as Rainbow Media Holdings, and including the Rainbow Media Group, are not directly regulated by the FCC under the Communications Act of 1934, but they are regulated indirectly when they are affiliated with a cable television system operation like us. Moreover, to the extent that regulations and laws, either presently in force or proposed, hinder or stimulate the growth of the cable television and satellite industries, which are directly regulated by the FCC, the business of Rainbow Media Holdings will be directly affected.

The 1992 Cable Act limits in certain ways our ability to freely manage
Rainbow Media Holdings' services or carry its services on affiliated cable television systems, and imposes or could impose other regulations on Rainbow Media Holdings' services. The "program access" provisions of the 1992 Cable Act require that Rainbow Media Holdings' services be sold, under certain circumstances, to other multichannel video programming providers such as direct broadcast satellite companies that compete with our local cable television systems. The 1996 Telecom Act extends the program access requirements of the 1992 Cable Act to a telephone company that provides video programming by any means directly to subscribers, and to programming in which such a company holds an attributable ownership interest, thus allowing our cable television systems similar access to any programming that may be developed by their telephone company competitors. Such telephone company competitors have not, as yet, developed such programming.

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

The 1992 Cable Act also guarantees broadcast stations the right to be carried on cable television systems under the so-called "must carry" rules. This reduces significantly the amount of channel space that is available for cable system carriage of networks, such as those distributed by Rainbow Media Holdings. The FCC is currently considering whether to require cable television systems to carry each broadcast station's digital broadcast signal, as well as its existing analog broadcast signal, during the transition period to complete conversion of all broadcast television stations from analog technology to digital technology, scheduled to occur by December 31, 2006. If the FCC decides to require such "dual must carry," this would even more significantly reduce the amount of channel space available for our networks on cable television systems. As noted above, the FCC has recently tentatively determined that such "dual must carry" obligations would be unconstitutional, but is continuing to study the issue.

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

TELEPHONE SERVICES

As a telecommunications carrier, Cablevision Lightpath is subject to regulation by the FCC and by the state public service commission in each state in which it provides service. In order to provide service, moreover, Cablevision Lightpath must seek approval from each such state commission. Cablevision Lightpath has obtained this approval from the state commissions in New York, Connecticut, Massachusetts, New Jersey and Ohio.

Cablevision Lightpath's regulatory obligations vary from state to state and include some or all of the following requirements: filing tariffs (rates, terms and conditions); filing operational, financial, and customer service reports; seeking approval to transfer the assets or capital stock of the telephone company; seeking approval to issue stocks, bonds, and other forms of indebtedness of the telephone company; and filing all contracts or other documentation involving transactions between the telephone company and its affiliates. States may also impose requirements on competitive carriers to contribute to the funding of discounted "universal" telecommunications services for educational institutions, low income persons, and persons in rural areas.

As Cablevision Lightpath offers interstate long distance services, it is subject to various FCC requirements, including the payment of regulatory fees, Telecommunication Relay Services funding, and the contributions to the maintenance of "universal service" as required by the 1996 Telecom Act. Also under the 1996 Telecom Act, Cablevision Lightpath must compensate carriers that terminate calls originating on Cablevision Lightpath's network (Cablevision Lightpath is likewise entitled to compensation from carriers when it terminates these other carriers' calls); interconnect directly or indirectly with other carriers; make its telecommunications services available for resale; and provide number portability, dialing parity, and access-to-rights-of-way.

EMPLOYEES AND LABOR RELATIONS

As of December 31, 2000, we had 14,578 full-time, 3,530 part-time and 6,355 temporary employees of which 491, 1,039 and 3,281, respectively, were covered under collective bargaining agreements. We believe that our relations with our employees are satisfactory.

ITEM 2. PROPERTIES.

We lease certain real estate where its business offices, microwave receiving antennae, earth stations, transponders, microwave towers, warehouses, headend equipment, hub sites, program production studios and access studios are located. We occupy several leased business offices in Woodbury, New York with an aggregate of approximately 277,000 square feet of space and business offices in Jericho, New York with approximately 621,000 square feet of space. Other significant leasehold properties include approximately 276,000 square feet housing Madison Square Garden's office operations and approximately 571,000 square feet comprising Radio City Music Hall. Cablevision Electronics leases 42 retail store locations, a warehouse and a corporate office aggregating approximately 1,770,000 square feet.

We own our headquarters building located in Bethpage, New York with approximately 536,000 square feet of space and through Madison Square Garden, also owns the Madison Square Garden arena and theater complex in New York City comprising approximately 1,016,000 square feet. We generally owns all assets (other than real property) related to our cable television operations, including our program production equipment, headend equipment (towers, antennae, electronic equipment and satellite earth stations), cable system plant (distribution equipment, amplifiers, subscriber drops and hardware), converters, test equipment, tools and maintenance equipment.

CCG Holdings, Inc. leases 52 theaters with approximately 46,900 seats and owns an additional 13 theaters with approximately 10,900 seats.

We generally lease our service and other vehicles.

We believe our properties are adequate for our use.

ITEM 3. LEGAL PROCEEDINGS.

We are party to various lawsuits, some involving substantial amounts. Management does not believe that the resolution of such lawsuits will have a material adverse impact on our financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 10, 2000, Cablevision Systems Corporation distributed a proxy statement to stockholders in connection with a special stockholders meeting to approve the creation and issuance of a new class of common stock to be designated as Rainbow Media Group tracking stock. At the special meeting, held on February 16, 2001, Cablevision Systems Corporation's stockholders approved the following items related to the tracking stock:

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

----------

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

----------

3. Approval of amendments to Cablevision Systems Corporation's stock option plan for non-employee directors in the manner described in the proxy statement.

    Class A common stock      Votes for:        91,640,404
                              Votes against:    17,930,320
                              Abstentions:         639,881
    Class B common stock      Votes for:       421,545,360
                              Votes against:             0
                              Abstentions:               0

                                   Part II


ITEM 1. MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

Cablevision Systems Corporation's Class A common stock and CSC Holdings, Inc.'s Class A common stock prior to the consummation of the 1998 holding company reorganization on March 4, 1998, were traded on the American Stock Exchange. On December 7, 1999, Cablevision Systems Corporation's Class A common stock began trading on the New York Stock Exchange, under the symbol "CVC". The following table sets forth the high and low sales prices for the last two years of Class A common stock as reported by the American Stock Exchange or the New York Stock Exchange, as applicable, for the periods indicated.

                        2000                        1999
              -------------------------   ------------------------
QUARTER          HIGH           LOW          HIGH          LOW
-------       -----------   -----------   -----------   ----------
First         86 7/8        55            77 7/16       49 7/8
Second        72 5/8        57 9/16       91 7/8        60 1/2
Third         72 5/8        62 5/16       79 3/8        67 1/4
Fourth        85 3/16       66 1/4        80 1/8        58 7/8

As of March 16, 2001, there were 1,006 holders of record of Cablevision Systems Corporation Class A common stock.

See Item 1. "Business--Tracking Stock" for a description of the tracking stock distributed to Cablevision Systems Corporation's stockholders on March 29, 2001.

There is no public trading market for the Cablevision NY Group Class B common stock, par value $.01 per share ("Cablevision NY Group Class B common stock") or the Rainbow Media Group Class B common stock, par value $.01 per share. As of March 16, 2001, there were 25 holders of record of Cablevision Systems Corporation Class B common stock.

All outstanding shares of common stock of CSC Holdings are held by Cablevision Systems Corporation.

See Item 1. "Business--The Holding Company Reorganization and
Tele-Communications Transactions" for a description of the changes to our capitalization as a result of the 1998 holding company reorganization.

DIVIDENDS CLASS B COMMON STOCK. Neither CSC Holdings (prior to the 1998 holding company reorganization) nor Cablevision Systems Corporation (after the 1998 holding company reorganization) have paid any dividends on shares of Class A or Class B common stock. Cablevision Systems Corporation does not anticipate paying any cash dividends on shares of Cablevision NY Group Class A or Class B common stock or Rainbow Media Group Class A or Class B common stock in the foreseeable future.

Cablevision Systems Corporation and CSC Holdings may pay cash dividends on their capital stock only from surplus as determined under Delaware law. If dividends are paid on the Cablevision NY

Group common stock, holders of the Cablevision NY Group Class A common stock or Cablevision NY Group Class B common stock are entitled to receive dividends, and other distributions in cash, stock or property, equally on a per share basis, except that stock dividends with respect to Cablevision NY Group Class A common stock may be paid only with shares of Cablevision NY Group Class A common stock and stock dividends with respect to Cablevision NY Group Class B common stock may be paid only with shares of Cablevision NY Group Class B common stock. If dividends are paid on the Rainbow Media Group common stock, holders of the Rainbow Media Group Class A common stock and Rainbow Media Group Class B common stock are entitled to receive dividends, and other distributions in cash, stock or property, equally on a per share basis, except that stock dividends with respect to Rainbow Media Group Class A common stock may be paid only with shares of Rainbow Media Group Class A common stock and stock dividends with respect to Rainbow Media Group Class B common stock may be paid only with shares of Rainbow Media Group Class B common stock.

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

Dividends may not be paid in respect of shares of Cablevision Systems Corporation's common stock unless all dividends due and payable in respect of the preferred stock of CSC Holdings have been paid or provided for. See Item 7.--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

                                                                                  Cablevision Systems Corporation
                                                                 -------------------------------------------------------------------
                                                                                            December 31,
                                                                 -------------------------------------------------------------------
                                                                    2000          1999          1998          1997          1996
                                                                           (Dollars in thousands, except per share data)
Operating Data:
Revenues, net .................................................. $4,411,048    $3,942,985    $3,265,143    $1,949,358    $1,315,142
Operating expenses:
      Technical and operating ..................................  1,696,907     1,535,423     1,268,786       853,800       538,272
      Retail electronics cost of sales .........................    549,978       484,760       367,102            --            --
      Selling, general and administrative ......................  1,178,934     1,203,119       906,465       514,574       313,476
      Depreciation and amortization ............................  1,018,246       893,797       734,107       499,809       388,982
                                                                 ----------    ----------    ----------    ----------    ----------
Operating income (loss) ........................................    (33,017)     (174,114)      (11,317)       81,175        74,412
Other income (expense):
      Interest expense, net ....................................   (562,615)     (465,740)     (402,374)     (363,208)     (265,015)
      Equity in net loss of affiliates .........................    (16,685)      (19,234)      (37,368)      (27,165)      (82,028)
      Gain on sale of cable assets and programming interests,
        net ....................................................  1,209,865            --       170,912       372,053            --
      Impairment charges on investments ........................   (146,429)      (15,100)           --            --            --
      Gain on redemption of subsidiary preferred stock .........         --            --            --       181,738            --
      Write off of deferred interest and financing costs .......     (5,209)       (4,425)      (23,482)      (24,547)      (37,784)
      Provision for preferential payment to related party ......         --            --          (980)      (10,083)       (5,600)
      Minority interests .......................................   (164,679)     (120,524)     (124,677)     (209,461)     (137,197)
      Miscellaneous, net .......................................    (51,978)       (1,470)      (19,218)      (12,606)       (6,647)
                                                                 ----------    ----------    ----------    ----------    ----------
Net income (loss) .............................................. $  229,253    $ (800,607)   $ (448,504)   $  (12,104)   $ (459,859)
                                                                 ==========    ==========    ==========    ==========    ==========

EARNINGS (LOSS) PER SHARE:

CNYG Common Stock
      Earnings (losses) attributable to common stock............ $  245,319    $ (781,224)   $ (426,960)
                                                                 ==========    ==========    ==========

      Basic net income (loss) per common stock.................. $     1.41    $    (4.99)   $    (3.01)
                                                                 ==========    ==========    ==========
      Basic weighted average common shares (in thousands).......    173,913       156,503       142,016
                                                                 ==========    ==========    ==========

      Diluted net income (loss) per common share................ $     1.38    $    (4.99)   $    (3.01)
                                                                 ==========    ==========    ==========
      Diluted weighted average common shares (in thousands).....    177,191       156,503       142,016
                                                                 ==========    ==========    ==========

RMG Common Stock
      Losses attributable to common stock....................... $  (16,066)   $  (19,363)   $  (21,544)
                                                                 ==========    ==========    ==========

      Basic and diluted net loss per common share............... $     (.18)   $     (.25)   $     (.30)
                                                                 ==========    ==========    ==========
      Basic weighted average common shares (in thousands).......     86,957        78,252        71,008
                                                                 ==========    ==========    ==========

      Diluted weighted average common shares (in thousands).....     88,596        78,252        71,008
                                                                 ==========    ==========    ==========


CABLEVISION SYSTEMS CORPORATION
      Basic and diluted net income (loss) per common share......                                           $     (.12)   $    (4.63)
                                                                                                           ==========    ==========

      Basic and diluted average number of common shares
       outstanding (in thousands)...............................                                               99,608        99,308
                                                                                                           ==========    ==========

      Cash dividends declared per common share..................         --            --            --            --           --
                                                                 ==========    ==========    ==========    ==========    =========

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

                                     PART IV

Item 14. Exhibits, Financial Statements, Financial Statement Schedule, and Reports on Form 8-K.

(a)   The following documents are filed as part of this report:
      1.    The financial statements as indicated in the index set forth on page
            51.
      2.    Financial statement schedule:

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
                                                       =======         =======         ======         ========          =======

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this amendment to the report to be signed on their behalf by the undersigned, thereunto duly authorized on the 24th day of August, 2001.

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

   23.2     Consent of Independent Auditors.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
      and Results of Operations ..........................................  I-1

Consolidated Financial Statements
      Independent Auditors' Report .......................................  I-40
      Consolidated Balance Sheets - December 31, 2000 and 1999 ...........  I-41
      Consolidated Statements of Operations - years
          ended December 31, 2000, 1999 and 1998 .........................  I-43
      Consolidated Statements of Stockholders' Deficiency - years ended
          December 31, 2000, 1999 and 1998 ...............................  I-44
      Consolidated Statements of Cash Flows - years ended
          December 31, 2000, 1999 and 1998 ...............................  I-45
      Notes to Consolidated Financial Statements .........................  I-47

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

                     INDEX TO FINANCIAL STATEMENTS (cont'd.)
                                                                           Page
                                                                           ----
RAINBOW MEDIA GROUP

Combined Financial Statements
      Independent Auditors' Report .......................................III-1
      Combined Balance Sheets - December 31, 2000 and 1999 ...............III-2
      Combined Statements of Operations - years
          ended December 31, 2000, 1999 and 1998 .........................III-4
      Combined Statements of Changes in Attributed
          Net Deficiency - years ended December 31, 2000, 1999 and 1998 ..III-5 Combined Statements of Cash Flows - years ended
          December 31, 2000, 1999 and 1998 ...............................III-6
      Notes to Combined Financial Statements .............................III-7

CABLEVISION NY GROUP

Combined Financial Statements
      Independent Auditors' Report .......................................IV-1
      Combined Balance Sheets - December 31, 2000 and 1999 ...............IV-2
      Combined Statements of Operations - years
          ended December 31, 2000, 1999 and 1998 .........................IV-3
      Combined Statements of Changes in Attributed Net Deficiency
          - years ended December 31, 2000, 1999 and 1998 .................IV-4
      Combined Statements of Cash Flows - years ended
          December 31, 2000, 1999 and 1998 ...............................IV-5
      Notes to Combined Financial Statements .............................IV-7

RMG and CNYG are integral businesses of Cablevision. They are not separate legal entities and, as such, do not own any assets.

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

Depreciation and amortization expense increased $124.4 million (14%) during 2000 as compared to 1999. Approximately $22.3 million (3%) resulted from higher impairment charges related to goodwill and capitalized software costs. (The 2000 amount included a $47.5 million write-off of goodwill which resulted from the Clearview acquisition and $10.3 million from the write-off of capitalized software costs. The 1999 amount included a $35.5 million write-off of goodwill related to the WIZ Transaction). As discussed in "Liquidity and Capital Resources," continued and projected operating losses in the retail electronics operations will require significant additional financial support from CSC Holdings. In addition, if current trends continue, the Clearview theater operations will require additional support from CSC Holdings. Approximately $83.0 million (9%) resulted primarily from depreciation on new plant assets.
The remaining $19.1 million(2%) of the increase was directly attributable to the Transactions.

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

Net miscellaneous expense increased to $52.0 million for the year ended December 31, 2000 compared to $1.5 million for the prior year. In 2000, miscellaneous expense included a $42.5 million income tax provision resulting from the Transactions and $9.5 million relates to various other items. In 2000, the Company reduced its valuation allowance by $285 million to offset the deferred tax resulting from the 2000 dispositions. The Company did not reduce its valuation allowance in excess of this amount due to uncertainties regarding the realizability of the deferred tax asset. In 1999, miscellaneous expense included $6.7 million related to federal, state and local income taxes and $5.7 million related to various other items, partially offset by a gain of $10.9 million which resulted from the sale of certain investments.

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

Depreciation and amortization expense amounted to approximately $29.7 million (4% of revenues) for the year ended December 31, 2000 and includes approximately $10.3 million relating to the write-off of certain capitalized software costs. For the year ended December 31, 1999 depreciation and amortization amounted to approximately $44.9 million (7% of revenues) and included approximately $35.5 million related to the write off of goodwill which resulted from the WIZ Transaction. As discussed in "Liquidity and Capital Resources," continued and projected operating losses in the retail electronics operations will require significant additional financial support from CSC Holdings.

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

Depreciation and amortization expense increased $159.7 million (22%) during 1999 as compared to 1998. Approximately $103.2 million (14%) of the increase was directly attributable to the Transactions (including approximately $35.5 million relating to the write off of goodwill related to the WIZ Transaction). As discussed in "Liquidity and Capital Resources," continued and projected operating losses in the retail electronics operations will require significant additional financial support from CSC Holdings. The remaining
$56.5 million (8%) increase resulted primarily from depreciation on new plant assets, partially offset by a decrease in amortization expense resulting from certain intangible assets becoming fully amortized during 1999.

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

Depreciation and amortization expense amounted to approximately $44.9 million (7% of revenues) for the year ended December 31, 1999 and includes approximately $35.5 million relating to the write off of goodwill resulting from the WIZ Transaction. As discussed in "Liquidity and Capital Resources," continued and projected operating losses in the retail electronics operations will require significant additional financial support from CSC Holdings. For the period ended December 31, 1998, depreciation and amortization expense amounted to $4.3 million (1% of revenues). Depreciation and amortization expense includes the depreciation of all property and equipment and the amortization of intangible assets which resulted from the WIZ Transaction.

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

Liquidity and Capital Resources - Cablevision Systems Corp.

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

Net cash used in financing activities amounted to $17.8 million for the year ended December 31, 1999 compared to $32.6 million for the year ended December 31, 1998. In 1999, financing activities consisted primarily of net distributions to CNYG of $125.0 million and other cash payments aggregating $6.7 million, partially offset by $113.9 million of net proceeds from bank debt.

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

Net miscellaneous expense increased to $51.8 million for the year ended December 31, 2000 compared to $1.2 million for the prior year. In 2000, miscellaneous expense includes a $42.5 million income tax provision resulting from the Transactions and $9.3 million relates to various other items. In 2000, CNYG reduced its valuation allowance by $285 million to offset the deferred tax resulting from the 2000 dispositions. CNYG did not reduce its valuation allowance in excess of this amount due to uncertainties regarding the realizability of the deferred tax asset. In 1999, miscellaneous expense included $6.7 million related to federal, state and local income taxes and $5.4 million related to various other items, partially offset by a gain of $10.9 million which resulted from the sale of certain marketable securities.

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

Liquidity and Capital Resources--Cablevision Systems Corp.

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

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended December 31, 2000, 1999 and 1998
                (Dollars in thousands, except per share amounts)

                                                                    2000          1999          1998
                                                                    ----          ----          ----
Revenues, net (including retail electronics sales of
  $682,109, $603,294 and $464,388) ..........................   $ 4,411,048    $3,942,985    $3,265,143

Operating expenses:

  Technical and operating ...................................     1,696,907     1,535,423     1,268,786
  Retail electronics cost of sales ..........................       549,978       484,760       367,102
  Selling, general and administrative .......................     1,178,934     1,203,119       906,465
  Depreciation and amortization .............................     1,018,246       893,797       734,107
                                                                -----------    ----------    ----------
                                                                  4,444,065     4,117,099     3,276,460
                                                                -----------    ----------    ----------

Operating loss ..............................................       (33,017)     (174,114)      (11,317)
                                                                -----------    ----------    ----------
Other income (expense):
  Interest expense ..........................................      (569,251)     (470,549)     (426,402)
  Interest income ...........................................         6,636         4,809        24,028
  Equity in net loss of affiliates ..........................       (16,685)      (19,234)      (37,368)
  Gain on sale of cable assets and programming interests, net     1,209,865            --       170,912
  Impairment charges on investments .........................      (146,429)      (15,100)           --
  Write off of deferred interest and financing costs ........        (5,209)       (4,425)      (23,482)
  Provision for preferential payment to related party .......            --            --          (980)
  Minority interests ........................................      (164,679)     (120,524)     (124,677)
  Miscellaneous, net ........................................       (51,978)       (1,470)      (19,218)
                                                                -----------    ----------    ----------
                                                                    262,270      (626,493)     (437,187)
                                                                -----------    ----------    ----------

Net income (loss) ...........................................   $   229,253    $ (800,607)   $ (448,504)
                                                                ===========    ==========    ==========

EARNINGS (LOSS) PER SHARE:


CNYG Common Stock

  Earnings (losses) attributable to common stock ............   $   245,319    $ (781,244)   $ (426,960)
                                                                ===========    ==========    ==========
  Basic net income (loss) per common share ..................   $      1.41    $    (4.99)   $    (3.01)
                                                                ===========    ==========    ==========
  Basic weighted average common shares (in thousands)........       173,913       156,503       142,016
                                                                ===========    ==========    ==========
  Diluted net income (loss) per common share ................   $      1.38    $    (4.99)   $    (3.01)
                                                                ===========    ==========    ==========
  Diluted weighted average common shares (in thousands) .....       177,191       156,503       142,016
                                                                ===========    ==========    ==========


RMG Common Stock


  Losses attributable to common stock........................   $   (16,066)   $  (19,363)   $  (21,544)
                                                                ===========    ==========    ==========
  Basic and diluted net loss per common share ...............   $      (.18)   $     (.25)   $     (.30)
                                                                ===========    ==========    ==========
  Basic weighted average common shares (in thousands) .......        86,957        78,252        71,008
                                                                ===========    ==========    ==========
  Diluted  weighted average common shares (in thousands) ....        88,596        78,252        71,008
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

Costs of Revenue

Costs of revenue related to the sale of retail electronics products are classified in the accompanying statements of operations as "retail electronics costs of sales". Costs of revenue related to sales of services are classified as "technical and operating" expenses in the accompanying statements of operations.


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

A reconciliation of the numerator and denominator of the basic and diluted net income per share calculation for the year ended December 31, 2000 follows:

                                             Net Income      Shares
                                             (Numerator)  (Denominator)
                                             -----------  -------------
                                                         (in thousands)
Basic income per share ................       $229,253       173,913
Effect of dilution:
      Stock options ...................             --         3,278
                                              --------       -------
Diluted income per share ..............       $229,253       177,191
                                              ========       =======

All per share amounts have been adjusted, for all years presented, to reflect the two-for-one stock splits of the Company's common stock effective March 30, 1998 and August 21, 1998 (see discussion above), and to reflect the tracking stock distribution described in Note 16 as if it occurred on January 1, 1998. Per share information is presented individually for the Rainbow Media Group common stock and the Cablevision NY Group common stock.

Net income (loss) of Cablevision has been attributed to each class of common stock used on the results of operations of the businesses and interests attributed to Cablevision NY Group and Rainbow Media Group excluding the net income or loss attributed to parties other than Cablevision shareholders.

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

The senior notes and debentures are not redeemable by CSC Holdings prior to maturity. The indentures under which the senior notes and debentures were issued contain various covenants, which are generally less restrictive than those contained in the Company's Credit Agreement, with which the Company was in compliance at December 31, 2000.

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
                                                                    =========       =========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences or net operating loss carry forwards become deductible. Management considered the Company's history of generating taxable losses and its accumulated deficit as significant negative evidence as to the realizability of the deferred tax asset. The Company considered the sale of its Massachusetts cable television systems, which closed in the first quarter of 2001, as positive evidence of the realizability of the deferred tax assets. Most of the gain on this sale, however, will be deferred for income tax purposes, and will not be taxable until the Company disposes of the AT&T stock received in the exchange. The Company is considering financing alternatives with regard to the AT&T stock. Some of these alternatives would result in deferring the recognition of the taxable gain to a period beyond the expiration of the Company's net operating loss carry forwards. Based on these factors, the Company concluded that it was more likely than not that the balance of the valuation allowance would not be realized. Accordingly, the Company limited the reduction in its valuation allowance to an amount that would offset the sale transactions that closed in 2000.

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

In 1996, Rainbow Media Holdings invested in a joint venture formed with a subsidiary of Loral Space and Communications, Ltd. for the purpose of exploiting certain direct broadcast satellite ("DBS") frequencies. Rainbow Media Holdings also contributed to the joint venture its interest in certain agreements with the licensee of such frequencies. Rainbow Media Holdings' investment amounted to $1,188 and $386 at December 31, 2000 and 1999, respectively. The Federal Communications Commission's ("FCC") construction permit relating to the DBS frequencies was originally scheduled to expire in August 1999. As it was not possible for the Company to construct and launch a satellite before such date due to evolving technology and regulatory issues, the Company determined that it could no longer recover its initial investment in the joint venture and wrote down this investment by $15,100 in the first quarter of 1999. No steps were taken by the Company to obtain an FCC extension prior to the write-off of the Company's initial investment because the Company believed the technology was not then available to allow the Company to successfully exploit the asset in a competitive environment. Thereafter, technological improvements, particularly in compression technology, resulting in greater channel capacity without degrading picture quality, and in satellite technology, resulting in greater use of spot beams to direct programming on a localized basis, led the Company to apply for an FCC extension in the third quarter of 1999. Based upon communications with the FCC, management considered the receipt of such extension to be likely and as a result additional investments in the joint venture were deemed recoverable.

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

NOTE 17. INTERIM FINANCIAL INFORMATION (Unaudited)

The following is a summary of selected quarterly financial data for the years ended December 31, 2000 and 1999.

                                                  March 31,         June 30,       September 30,      December 31,         Total
                                                    2000              2000             2000               2000              2000
                                                    ----              ----             ----               ----              ----
Revenues, net...........................        $ 1,048,224       $ 1,081,577       $ 1,035,548       $ 1,245,699       $ 4,411,048
Operating expenses......................            988,493         1,066,279         1,009,152         1,380,141         4,444,065
                                                -----------       -----------       -----------       -----------       -----------
Operating income (loss).................        $    59,731       $    15,298       $    26,396       $  (134,442)      $   (33,017)
                                                ===========       ===========       ===========       ===========       ===========
Net income (loss).......................        $  (115,495)      $  (171,748)      $   (40,142)      $   556,638       $   229,253
                                                ===========       ===========       ===========       ===========       ===========

CNYG Common Stock:

Basic net income (loss) per
   common share.........................        $      (.70)      $     (1.03)      $      (.23)      $      3.35       $      1.41
                                                ===========       ===========       ===========       ===========       ===========
Diluted net income (loss) per
   common share.........................        $      (.70)      $     (1.03)      $      (.23)      $      3.29       $      1.38
                                                ===========       ===========       ===========       ===========       ===========

RMG Common Stock

Basic net income (loss) per
   common share.........................        $      (.07)      $       .08       $      .01        $      (.33)      $      (.18)
                                                ===========       ===========       ===========       ===========       ===========
Diluted net income (loss) per
   common share.........................        $      (.07)      $       .08       $      .01        $      (.33)      $      (.18)
                                                ===========       ===========       ===========       ===========       ===========

                                                  March 31,         June 30,       September 30,      December 31,         Total
                                                    1999              1999             1999               1999              1999
                                                    ----              ----             ----               ----              ----
Revenues, net...........................        $   933,708       $   946,309       $   902,310       $ 1,160,658       $ 3,942,985
Operating expenses......................          1,040,755           954,580           922,674         1,199,090         4,117,099
                                                -----------       -----------       -----------       -----------       -----------
Operating loss..........................        $  (107,047)      $    (8,271)      $   (20,364)      $   (38,432)      $  (174,114)
                                                ===========       ===========       ===========       ===========       ===========
Net loss................................        $  (238,647)      $  (167,847)      $  (178,063)      $  (216,050)      $  (800,607)
                                                ===========       ===========       ===========       ===========       ===========
Basic and diluted net loss per
   common share.........................        $     (1.57)      $     (1.10)      $     (1.17)      $     (1.27)      $     (5.12)
                                                ===========       ===========       ===========       ===========       ===========

Net income (loss) per share amounts for each quarter are required to be computed independently. As a result, their sum may not equal the total year net income
(loss) per share.

Net income (loss) per share attributed to CYNG and RMG for the 1999 quarterly periods is not presented since the retroactive allocation is not practicable to compute.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

NOTE 18. COMBINING FINANCIAL INFORMATION


Presented below are combining financial information schedules for Cablevision. The combined financial data for each of RMG and CNYG is intended to reflect the assets, liabilities, revenues and expenses that Cablevision has attributed to each of those groups, as well as certain allocations deemed reasonable by management, to present the combined financial position and results of operations of RMG and CNYG as if each were a separate entity for all periods presented. However, primarily as a result of allocations and inter-group related party transactions, the financial information included herein may not necessarily reflect the combined financial position and results of operations of RMG or CNYG had it operated as a separate stand-alone entity during the periods presented.

Even though Cablevision has attributed certain assets, liabilities, revenue and cash flows to each of RMG and CNYG, that attribution does not change the legal title to any assets or responsibility for any liabilities and does not affect the rights of any creditors. Further, financial results of one group that affect Cablevision's consolidated financial condition could affect the financial position or results of operations of the other group.

The combined financial data of RMG and CNYG reflects the application of certain allocation and cash management policies of Cablevision. Cablevision's board of directors may modify or rescind any of these allocation policies without the approval of the stockholders, although no such changes are currently contemplated. Any such changes adopted by the board of directors would be made in its good faith business judgment of Cablevision's best interests, taking into consideration the best interests of all Cablevision shareholders. Management believes that these allocations have been made on a reasonable basis. However, it is not practicable to determine whether the allocated amounts represent amounts that might have been incurred on a stand-alone basis, as there are no company-specific or comparable industry benchmarks with which to make such estimates.

Cablevision attributes general and administrative costs to RMG and CNYG as follows:
o The costs of maintaining corporate headquarters and facilities are allocated based upon specific usage measured by proportionate square footage.
o Certain employee benefit costs and utilities are allocated based upon proportionate headcount.
o Costs of common support functions (such as human resources, legal, accounting, tax, audit, treasury, strategic planning, investor relations, information technology, etc.) have been allocated to the groups based on their actual usage of those services, to the extent actual usage is determinable.
o The costs of common support functions not allocated based on actual usage, principally salaries of corporate executives, are allocated based upon management's estimate of the level of effort expended on each business unit based on historical trends.
o In addition, Cablevision charges the businesses attributed to RMG and CNYG their proportionate share of the expense or benefit related to certain employee stock incentive plans. Such charges are based upon the cost directly attributed to the specific employees of the business units together with an allocation of the expense or benefit related to corporate executives based upon management's estimate of the level of effort expended on each business unit.

Indebtedness for each group reflects the indebtedness of the businesses attributed to each group. Borrowings and related interest under the Rainbow Media Holdings credit facility were attributed to RMG since such borrowings were used primarily to fund the development and the support of businesses attributed to RMG.

To the extent that federal and state income taxes are determined on a basis that includes operations of both CNYG and RMG, such taxes are allocated to each group, and reflected in their respective financial statements, in accordance with Cablevision's tax allocation policy. In general, this policy provides that the consolidated tax provision, and related tax payments or refunds, will be allocated between the groups based principally upon the financial income, taxable income, credits and other amounts directly related to the respective groups. Under the policy, the amount of taxes payable or refundable which are allocated to each group will generally be comparable to those that would have resulted if the groups had filed separate tax returns.


                           COMBINING BALANCE SHEET DATA
                                December 31, 2000

                                                                                          ADJUSTMENTS/
                                                                 CNYG           RMG       ELIMINATIONS    CABLEVISION
                                                                 ----           ---       ------------    -----------
ASSETS

Cash and cash equivalents..............................       $   37,912    $        28   $         -    $    37,940
Accounts receivable trade, net.........................          229,151         75,262             -        304,413
Notes and other receivables............................          139,641              -         9,725        149,366
Inventory, prepaid expenses and other assets...........          285,882         17,920        (7,414)       296,388
Property, plant and equipment, net.....................        3,223,485         62,189             -      3,285,674
Investments in affiliates..............................           43,471         56,120        (2,367)        97,224
Investment securities available-for-sale...............          811,046              -           572        811,618
Other investments......................................          116,940              -             -        116,940
Advances to affiliates.................................          388,208         63,132      (354,821)        96,519
Feature film inventory, net............................                -        339,519         7,689        347,208
Other long-term assets.................................                -         10,572       (10,572)             -
Net assets held for sale...............................          309,423              -             -        309,423
Intangible assets, net.................................        2,092,851        194,719             -      2,287,570
Deferred financing, acquisition and other costs, net...          108,679         24,328             -        133,007
                                                              ----------     ----------    ----------     ----------
                                                              $7,786,689     $  843,789    $ (357,188)    $8,273,290
                                                              ==========     ==========    ==========     ==========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Accounts payable and accrued expenses..................       $1,421,470     $  138,632    $   10,518     $1,570,620
Accounts payable to affiliates.........................           50,403        314,935      (365,338)             -
Other liabilities......................................          301,317        259,492             -        560,809
Debt  .................................................        6,146,025        393,436             -      6,539,461
                                                              ----------     ----------    ----------     ----------
      Total liabilities................................        7,919,215      1,106,495      (354,820)     8,670,890
                                                              ----------     ----------    ----------     ----------

Deficit investments....................................                -          2,367        (2,367)             -

Minority interests.....................................                -              -       587,985        587,985

Preferred Stock of CSC Holdings, Inc...................        1,544,294              -             -      1,544,294

Commitments and contingencies

Total stockholders' deficiency.........................       (1,676,820)      (265,073)     (587,986)    (2,529,879)
                                                              ----------     ----------    ----------     ----------
                                                              $7,786,689     $  843,789    $ (357,188)    $8,273,290
                                                              ==========     ==========    ==========     ==========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)


                           COMBINING BALANCE SHEET DATA
                                December 31, 1999

                                                                                          ADJUSTMENTS/
                                                                 CNYG           RMG       ELIMINATIONS    CABLEVISION
                                                                 ----           ---       ------------    -----------
ASSETS

Cash and cash equivalents..............................      $   62,560     $     105        $       -     $    62,665
Accounts receivable trade, net.........................         179,354        46,950                -         226,304
Notes and other receivables............................         128,852             -              744         129,596
Inventory, prepaid expenses and other assets...........         215,845         4,386             (744)        219,487
Property, plant and equipment, net.....................       2,703,221        49,274                -       2,752,495
Investments in affiliates..............................         262,125        47,398           (2,966)        306,557
Advances to affiliates................................          153,044        32,655         (139,014)         46,685
Feature film inventory, net............................           1,050       334,776                -         335,826
Net assets held for sale...............................         269,349             -                -         269,349
Intangible assets, net.................................       2,537,419       103,638                -       2,641,057
Deferred financing, acquisition and other costs, net...         116,493        23,794                -         140,287
                                                             ----------     ---------        ---------     -----------
                                                             $6,629,312     $ 642,976        $(141,980)    $ 7,130,308
                                                             ==========     =========        =========     ===========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Accounts payable and accrued expenses..................      $1,362,195     $  96,841        $   1,391     $ 1,460,427
Accounts payable to affiliates.........................          21,757       118,648         (140,405)              -
Other liabilities......................................         378,284       266,885                -         645,169
Debt  .................................................       5,699,311       395,390                -       6,094,701
                                                             ----------     ---------        ---------     -----------
      Total liabilities................................       7,461,547       877,764         (139,014)      8,200,297
                                                             ----------     ---------        ---------     -----------

Deficit investments....................................               -         2,966           (2,966)              -

Minority interests.....................................               -             -          592,583         592,583

Preferred Stock of CSC Holdings, Inc...................       1,404,511             -                -       1,404,511

Commitments and contingencies

Total stockholders' deficiency.........................      (2,236,746)     (237,754)        (592,583)     (3,067,083)
                                                             ----------     ---------        ---------     -----------
                                                             $6,629,312     $ 642,976        $(141,980)    $ 7,130,308
                                                             ==========     =========        =========     ===========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)


                       COMBINING RESULTS OF OPERATIONS DATA


                                                       YEAR ENDED DECEMBER 31, 2000
                                        -----------------------------------------------------------
                                                                    ADJUSTMENTS/
                                          CNYG           RMG        ELIMINATIONS        CABLEVISION
                                          ----           ---        ------------        -----------

Revenues, net                          $3,946,430     $ 484,816     $   (20,198)         $4,411,048

Operating expenses:
  Technical and operating...........    1,529,669       187,436         (20,198)          1,696,907
  Retail electronics cost of sales..      549,978             -               -             549,978
  Selling, general & administrative.      844,407       149,965         184,562           1,178,934
  Corporate, general and
     administrative allocation......      141,183        43,379        (184,562)                  -
  Depreciation and amortization.....      973,335        44,911               -           1,018,246
                                       ----------     ---------     -----------          ----------
Operating income (loss).............      (92,142)       59,125               -             (33,017)

Other income (expense), net.........      494,763       (67,814)       (164,679)            262,270
                                       ----------     ---------     -----------          ----------

Net income (loss) before
  dividend requirements.............      402,621        (8,689)       (164,679)            229,253

  Dividend requirements applicable
   to preferred stock...............     (165,304)            -         165,304                   -
                                       ----------     ---------     -----------          ----------

Net income (loss)...................      237,317        (8,689)            625             229,253

Net income or loss attributed to
  parties other than Cablevision
  Systems Corporation shareholders..        8,002        (7,377)           (625)                  -
                                       ----------     ---------     -----------          ----------

Net income (loss) attributed to
  Cablevision Systems Corporation
  shareholders......................    $ 245,319     $ (16,066)    $         -          $  229,253
                                       ==========     =========     ===========          ==========

                                                       YEAR ENDED DECEMBER 31, 1999
                                        -----------------------------------------------------------
                                                                    ADJUSTMENTS/
                                          CNYG           RMG        ELIMINATIONS        CABLEVISION
                                          ----           ---        ------------        -----------

Revenues, net                          $3,601,727     $ 361,756     $   (20,498)         $3,942,985

Operating expenses:
  Technical and operating...........    1,409,543       146,378         (20,498)          1,535,423
  Retail electronics cost of sales..      484,760             -               -             484,760
  Selling, general & administrative.      752,265       111,918         338,936           1,203,119
  Corporate, general and
     administrative allocation......      298,438        40,498        (338,936)                  -
  Depreciation and amortization.....      853,895        39,902               -             893,797
                                       ----------     ---------     -----------          ----------
Operating income (loss).............     (197,174)       23,060               -            (174,114)

Other income (expense), net.........     (463,632)      (42,337)       (120,524)           (626,493)
                                       ----------     ---------     -----------          ----------

Net income (loss) before
  dividend requirements.............     (660,806)      (19,277)       (120,524)           (800,607)

  Dividend requirements applicable
   to preferred stock...............     (170,087)            -         170,087                   -
                                       ----------     ---------     -----------          ----------

Net income (loss)...................     (830,893)      (19,277)         49,563            (800,607)

Net income or loss attributed to
  parties other than Cablevision
  Systems Corporation shareholders..       49,649           (86)        (49,563)                  -
                                       ----------     ---------     -----------          ----------

Net income (loss) attributed to
  Cablevision Systems Corporation
  shareholders......................    $(781,244)    $ (19,363)    $         -          $ (800,607)
                                       ==========     =========     ===========          ==========

                                                       YEAR ENDED DECEMBER 31, 1998
                                        -----------------------------------------------------------
                                                                    ADJUSTMENTS/
                                          CNYG           RMG        ELIMINATIONS        CABLEVISION
                                          ----           ---        ------------        -----------

Revenues, net                          $2,998,734     $ 283,546     $   (17,137)         $3,265,143

Operating expenses:
  Technical and operating...........    1,162,119       123,804         (17,137)          1,268,786
  Retail electronics cost of sales..      367,102             -               -             367,102
  Selling, general & administrative.      606,385        92,156         207,924             906,465
  Corporate, general and
     administrative allocation......      179,773        28,151        (207,924)                  -
  Depreciation and amortization.....      699,683        34,424               -             734,107
                                       ----------     ---------     -----------          ----------
Operating income (loss).............      (16,328)        5,011               -             (11,317)

Other income (expense), net.........     (285,252)      (27,258)       (124,677)           (437,187)
                                       ----------     ---------     -----------          ----------

Net income (loss) before
  dividend requirements.............     (301,580)      (22,247)       (124,677)           (448,504)

  Dividend requirements applicable
   to preferred stock...............     (161,872)            -         161,872                   -
                                       ----------     ---------     -----------          ----------

Net income (loss)...................     (463,452)      (22,247)         37,195            (448,504)

Net income or loss attributed to
  parties other than Cablevision
  Systems Corporation shareholders..       36,492           703         (37,195)                  -
                                       ----------     ---------     -----------          ----------

Net income (loss) attributed to
  Cablevision Systems Corporation
  shareholders......................    $(426,960)     $(21,544)    $         -          $ (448,504)
                                       ==========     =========     ===========          ==========


                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)


                       COMBINING RESULTS OF OPERATIONS DATA


                                                                                  YEAR ENDED DECEMBER 31, 2000
                                                                   -----------------------------------------------------------
                                                                                               ADJUSTMENTS/
                                                                     CNYG           RMG        ELIMINATIONS        CABLEVISION
                                                                     ----           ---        ------------        -----------
Net cash provided by operating activities..............           $ 119,118      $  31,064     $  (25,594)          $  124,588
Net cash used in investing activities..................            (531,289)       (10,925)        18,255             (523,959)
Net cash provided by (used in) financing activities....             387,523        (20,216)         7,339              374,646
                                                                  ---------      ---------     ----------           ----------

Net decrease in cash and cash equivalents..............             (24,648)           (77)             -              (24,725)

Cash and cash equivalents at beginning of year.........              62,560            105              -               62,665
                                                                  ---------      ---------     ----------           ----------
Cash and cash equivalents at end of year...............           $  37,912      $      28     $        -           $   37,940
                                                                  =========      =========     ==========           ==========

                                                                                  YEAR ENDED DECEMBER 31, 1999
                                                                 -------------------------------------------------------------
                                                                                               ADJUSTMENTS/
                                                                     CNYG           RMG        ELIMINATIONS        CABLEVISION
                                                                     ----           ---        ------------        -----------

Net cash provided by operating activities..............         $   245,479      $  29,700     $   (1,062)          $  274,117
Net cash used in investing activities..................          (1,018,493)       (11,921)        (1,098)          (1,031,512)
Net cash provided by (used in) financing activities....             661,847        (17,773)         2,160              646,234
                                                                -----------      ---------     ----------           ----------

Net decrease in cash and cash equivalents..............            (111,167)             6              -             (111,161)

Cash and cash equivalents at beginning of year.........             173,727             99              -              173,826
                                                                -----------      ---------     ----------           ----------
Cash and cash equivalents at end of year...............         $    62,560      $     105     $        -           $   62,665
                                                                ===========      =========     ==========           ==========

                                                                                  YEAR ENDED DECEMBER 31, 1998
                                                                --------------------------------------------------------------
                                                                                               ADJUSTMENTS/
                                                                     CNYG           RMG        ELIMINATIONS        CABLEVISION
                                                                     ----           ---        ------------        -----------

Net cash provided by operating activities..............         $   394,117      $  36,257     $  (30,302)          $  400,072
Net cash used in investing activities..................            (464,439)        (4,945)           961             (468,423)
Net cash used in financing activities..................            (164,713)       (32,592)        29,341             (167,964)
                                                                -----------      ---------     ----------           ----------

Net decrease in cash and cash equivalents..............            (235,035)        (1,280)             -             (236,315)

Cash and cash equivalents at beginning of year.........             408,762          1,379              -              410,141
                                                                -----------      ---------     ----------           ----------
Cash and cash equivalents at end of year...............         $   173,727      $      99     $        -           $  173,826
                                                                ===========      =========     ==========           ==========

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

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company and Related Matters

On March 4, 1998, CSC Holdings, Inc. (the "Company"), a wholly-owned subsidiary of Cablevision Systems Corporation, completed a holding company reorganization (the "Holding Company Reorganization") pursuant to an Amended and Restated Contribution and Merger Agreement (the "Contribution and Merger Agreement"), by and among the Company, CSC Parent Corporation ("Parent"), CSC Merger Corporation, and TCI Communications, Inc., ("TCI"). Pursuant to the Contribution and Merger Agreement, each outstanding share of the Company's Class A Common Stock and each outstanding share of the Company's Class B
Common Stock were automatically converted on a share for share basis for Class A Common Stock and Class B Common Stock of Parent.

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

Costs of Revenue

Costs of revenue related to the sale of retail electronics products are classified in the accompanying statements of operations as "retail electronics costs of sales". Costs of revenue related to sales of services are classified as "technical and operating" expenses in the accompanying statements of operations.

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
                                            ==========   ==========   ==========   ==========

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

The senior notes and debentures are not redeemable by the Company prior to maturity. The indentures under which the senior notes and debentures were issued contain various covenants, which are generally less restrictive than those contained in the Company's Credit Agreement, with which the Company was in compliance at December 31, 2000.

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
                                                         =========    =========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences or net operating loss carry forwards become deductible. Management considered the Company's history of generating taxable losses and its attributed net deficiency as significant negative evidence as to the realizability of the deferred tax asset. The Company considered the sale of the Massachusetts cable television systems, which closed in the first quarter of 2001, as positive evidence of the realizability of the deferred tax assets. Most of the gain on this sale, however, will be deferred for income tax purposes, and will not be taxable until the Company disposes of the AT&T stock received in the exchange. The Company is considering financing alternatives with regard to the AT&T stock. Some of these alternatives would result in deferring the recognition of the taxable gain to a period beyond the expiration of the Company's net operating loss carry forwards. Based on these factors, the Company concluded that it was more likely than not that the balance of the valuation allowance would not be realized. Accordingly, the Company limited the reduction in its valuation allowance to an amount that would offset the sale transactions that closed in 2000.

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

In 1996, Rainbow Media Holdings invested in a joint venture formed with a subsidiary of Loral Space and Communications, Ltd. for the purpose of exploiting certain direct broadcast satellite ("DBS") frequencies. Rainbow Media Holdings also contributed to the joint venture its interest in certain agreements with the licensee of such frequencies. Rainbow Media Holdings' investment amounted to $1,188 and $386 at December 31, 2000 and 1999, respectively. The Federal Communications Commission's ("FCC") construction permit relating to the DBS frequencies was originally scheduled to expire in August 1999. As it was not possible for the Company to construct and launch a satellite before such date due to evolving technology and regulatory issues, the Company determined that it could no longer recover its initial investment in the joint venture and wrote down this investment by $15,100 in the first quarter of 1999. No steps were taken by the Company to obtain an FCC extension prior to the write-off of the Company's initial investment because the Company believed the technology was not then available to allow the Company to successfully exploit the asset in a competitive environment. Thereafter, technological improvements, particularly in compression technology, resulting in greater channel capacity without degrading picture quality, and in satellite technology, resulting in greater use of spot beams to direct programming on a localized basis, led the Company to apply for an FCC extension in the third quarter of 1999. Based upon communications with the FCC, management considered the receipt of such extension to be likely and as a result additional investments in the joint venture were deemed recoverable.

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

We have also audited the accompanying combined balance sheets of Rainbow Media Group (a combination of certain assets and businesses of Cablevision, as described in Note 1) as of December 31, 2000 and 1999, and the related combined statements of operations, changes in attributed net deficiency and cash flows for each of the years in the three-year period ended December 31, 2000. These combined financial statements are the responsibility of Cablevision's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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


                                     III-2

                               RAINBOW MEDIA GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                             COMBINED BALANCE SHEETS
                           December 31, 2000 and 1999
                             (Dollars in thousands)
                                   (continued)

                                                         2000           1999
                                                         ----           ----
LIABILITIES AND ATTRIBUTED NET DEFICIENCY

Current liabilities:
   Bank debt, current ............................   $    35,771    $    53,773
   Note payable - parent .........................       270,475             --
   Current portion of capital lease obligations ..         4,471          4,381
   Accounts payable ..............................        50,597         45,051
   Accrued employee related costs ................        61,251         34,566
   Other accrued expenses ........................        26,784         17,224
   Accounts payable-affiliates ...................        44,460         28,648
   Note payable - affiliate ......................            --         90,000
   Feature film and contract rights payable ......        51,557         60,409
                                                     -----------    -----------
            Total current liabilities ............       545,366        334,052
Bank debt, long-term .............................       328,000        308,000
Feature film rights payable, long-term ...........       197,021        206,476
Capital lease obligations, long-term .............        25,194         29,236
Other long-term liabilities ......................        10,914             --
                                                     -----------    -----------
            Total liabilities ....................     1,106,495        877,764
Deficit investments in affiliates ................         2,367          2,966
Commitments and contingencies
Attributed net deficiency ........................      (265,073)      (237,754)
                                                     -----------    -----------
                                                     $   843,789    $   642,976
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


                                     III-3

                               RAINBOW MEDIA GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                        COMBINED STATEMENTS OF OPERATIONS
                  Years ended December 31, 2000, 1999 and 1998
                             (Dollars in thousands)

                                               2000         1999         1998
                                               ----         ----         ----

Revenues, net ...........................   $ 484,816    $ 361,756    $ 283,546
                                            ---------    ---------    ---------

Operating expenses:

    Technical and operating .............     187,436      146,378      123,804

    Selling, general and administrative .     193,344      152,416      120,307

    Depreciation and amortization .......      44,911       39,902       34,424
                                            ---------    ---------    ---------

                                              425,691      338,696      278,535
                                            ---------    ---------    ---------

            Operating income ............      59,125       23,060        5,011
                                            ---------    ---------    ---------

Other income (expense):

    Interest expense ....................     (51,572)     (33,061)     (32,124)

    Interest income .....................         976          113           23

    Equity in net loss of affiliates, net     (15,961)      (7,674)     (13,402)

    Impairment charges on investments ...      (6,747)          --           --

    Gain on sale of programming interests       5,715           --       17,648

    Miscellaneous, net ..................        (225)      (1,715)         597
                                            ---------    ---------    ---------
                                              (67,814)     (42,337)     (27,258)
                                            ---------    ---------    ---------

Net loss ................................      (8,689)     (19,277)     (22,247)

    Net income or loss attributed to
    parties other than Cablevision
    Systems Corporation shareholders.....      (7,377)         (86)         703
                                            ---------    ---------    ---------

Net loss attributed to
Cablevision Systems Corporation
shareholders ............................   $ (16,066)   $ (19,363)   $ (21,544)
                                            =========    =========    =========

                           See accompanying notes to
                         combined financial statements.


                                     III-4

                               RAINBOW MEDIA GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
        COMBINED STATEMENTS OF CHANGES IN ATTRIBUTED NET DEFICIENCY
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

Amounts in the accompanying combined financial statements reflect Cablevision's basis in the net assets of the combined businesses. However, minority interests in the net assets and in the results of operations of these businesses are not reflected. Such minority interests are recorded in the consolidated financial statements of Cablevision. However, the accompanying combined statements of operations include the amount of net income or loss attributable to parties other than the Cablevision Systems Corporation shareholders. Such amounts represent the allocation of minority interests, which are presented in Cablevision's consolidated financial statements, in the net income or loss of RMG.

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

NET INCOME/LOSS ATTRIBUTABLE TO CABLEVISION

The accompanying combined statements of operations include the operating results of the combined businesses and interests discussed herein. Although those businesses and interests are included in Cablevision's consolidated financial statements, there are investors other than Cablevision that legally own, either directly or indirectly, interests in those businesses. The presentation of "Net loss attributable to parties other than Cablevision" represents Cablevision's calculation of these other parties' participation in the net earnings or losses of the businesses and interests combined in the Rainbow Media Group. Such amount has been added to the reported net loss to present "Net loss attributable to Cablevision."

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

Attributed Net Deficiency

Attributed Net Deficiency represents the aggregate interests of all stockholders, partners and members in the net assets or liabilities of all combined companies comprising RMG. Cablevision includes its share of such amount in its consolidated financial statements, after consideration of the minority interests of parties other than Cablevision.


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

Investments in Marketable Securities

RMG accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." RMG has classified such investments as available-for-sale. Accordingly, these investments are stated at fair value and unrealized holding gains and losses are included in accumulated other comprehensive income as a component of attributed net deficiency. In 2000, RMG recognized an impairment loss of $6,747 related to an other-than-temporary decline in the fair value of its investment in marketable securities. Accordingly, there are no unrealized gains or losses for the year ended December 31, 2000.

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

NOTE 4. ALLOCATIONS AND RELATED PARTY TRANSACTIONS

Allocations

The combined financial statements of RMG reflect the application of certain allocation and cash management policies of Cablevision, which are summarized below. Cablevision's board of directors may modify or rescind any of these allocation policies without the approval of the


                                     III-12

                               RAINBOW MEDIA GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (continued)

stockholders, although no such changes are currently contemplated. Any such changes adopted by the board of directors would be made in its good faith business judgment of Cablevision's best interests, taking into consideration the best interests of all Cablevision shareholders. Management believes that these allocations have been made on a reasonable basis. However, it is not practicable to determine whether the allocated amounts represent amounts that might have been incurred on a stand-alone basis, as there are no company-specific or comparable industry benchmarks with which to make such estimates. Explanations of the composition and the amounts of the more significant allocations are described below.

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


                                     III-22

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Cablevision Systems Corporation

We have audited and reported separately herein on the consolidated financial statements of Cablevision Systems Corporation and subsidiaries ("Cablevision") as of December 31, 2000 and 1999, and for each of the years in the three-year period ended December 31, 2000.

We have also audited the accompanying combined balance sheets of Cablevision NY Group (a combination of certain assets and businesses of Cablevision, as described in Note 1) as of December 31, 2000 and 1999, and the related combined statements of operations, changes in attributed net deficiency and cash flows for each of the years in the three-year period ended December 31, 2000. These combined financial statements are the responsibility of Cablevision's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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


                                                                    /s/ KPMG LLP

Melville, New York
March 29, 2001

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                             COMBINED BALANCE SHEETS
                           December 31, 2000 and 1999
                             (Dollars in thousands)

                                                                           2000           1999
                                                                           ----           ----
ASSETS
0Cash and cash equivalents .........................................   $    37,912    $    62,560
Accounts receivable trade (less allowance for doubtful accounts of
    $26,933 and $26,231) ...........................................       229,151        179,354
Notes and other receivables ........................................       139,641        128,852
Inventory, prepaid expenses and other assets .......................       285,882        208,587
Property, plant and equipment, net .................................     3,223,485      2,703,221
Investments in affiliates ..........................................        43,471         13,991
Investment securities available-for-sale ...........................       811,046             --
Other investments ..................................................       116,940        256,442
Advances to affiliates .............................................       388,208        153,044
Net assets held for sale ...........................................       309,423        269,349
Franchises, net of accumulated amortization of
    $777,526 and $703,237 ..........................................       422,900        651,777
Affiliation and other agreements, net of accumulated amortization of
    $205,450 and $165,474 ..........................................        64,143        106,580
Excess costs over fair value of net assets acquired and other intangible assets, net of accumulated amortization of
    $790,932 and $673,702 ..........................................     1,605,808      1,779,062
Deferred financing, acquisition and other costs, net of
    accumulated amortization of $54,945 and $48,119 ................       108,679        116,493
                                                                       -----------    -----------
                                                                       $ 7,786,689    $ 6,629,312
                                                                       ===========    ===========
LIABILITIES AND ATTRIBUTED NET DEFICIENCY
Accounts payable ...................................................   $   423,500    $   365,362
Accrued liabilities:
      Interest .....................................................       119,014        114,972
      Employee related costs .......................................       365,220        429,359
      Other ........................................................       513,736        452,502
Accounts payable to affiliates .....................................        50,403         21,757
Contract obligations ...............................................        78,511        104,241
Deferred revenue ...................................................       222,806        274,043
Bank debt ..........................................................     2,319,661      1,892,714
Senior notes and debentures ........................................     2,693,208      2,692,602
Subordinated notes and debentures ..................................     1,048,648      1,048,513
Capital lease obligations and other debt ...........................        84,508         65,482
                                                                       -----------    -----------
      Total liabilities ............................................     7,919,215      7,461,547
Series H Redeemable Exchangeable Preferred Stock ...................       434,181        409,757
Series M Redeemable Exchangeable Preferred Stock ...................     1,110,113        994,754
Commitments and contingencies
Attributed net deficiency...........................................    (1,676,820)    (2,236,746)
                                                                       -----------    -----------
                                                                       $ 7,786,689    $ 6,629,312
                                                                       ===========    ===========

                           See accompanying notes to
                         combined financial statements.

                              CABLEVISION NY GROUP
                (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                        COMBINED STATEMENTS OF OPERATIONS
                  Years ended December 31, 2000, 1999 and 1998
                             (Dollars in thousands)

                                                                             2000           1999           1998
                                                                             ----           ----           ----
Revenues, net (including retail electronics sales of
   $682,109, $603,294 and $464,388) ..................................   $ 3,946,430    $ 3,601,727    $ 2,998,734
                                                                         -----------    -----------    -----------

Operating expenses:

   Technical and operating ...........................................     1,529,669      1,409,543      1,162,119
   Retail electronics cost of sales...................................       549,978        484,760        367,102
   Selling, general and administrative ...............................       985,590      1,050,703        786,158
   Depreciation and amortization .....................................       973,335        853,895        699,683
                                                                         -----------    -----------    -----------
                                                                           4,038,572      3,798,901      3,015,062
                                                                         -----------    -----------    -----------

Operating loss .......................................................       (92,142)      (197,174)       (16,328)
                                                                         -----------    -----------    -----------

Other income (expense):
   Interest expense ..................................................      (519,030)      (443,105)      (397,703)
   Interest income ...................................................         7,011         10,313         27,430
   Equity in net loss of affiliates, net .............................          (724)       (11,560)       (23,966)
   Gain on sale of cable assets and programming interests, net .......     1,204,150             --        153,264
   Impairment charges on investments .................................      (139,682)       (15,100)            --
   Write off of deferred interest and financing costs ................        (5,209)        (3,012)       (23,482)
   Provision for preferential payment to related party ...............            --             --           (980)
   Miscellaneous, net ................................................       (51,753)        (1,168)       (19,815)
                                                                         -----------    -----------    -----------
                                                                             494,763       (463,632)      (285,252)
                                                                         -----------    -----------    -----------

Net income (loss) before dividend requirements .......................       402,621       (660,806)      (301,580)

   Dividend requirements applicable to preferred stock ...............      (165,304)      (170,087)      (161,872)
                                                                         -----------    -----------    -----------

Net income (loss) ....................................................       237,317       (830,893)      (463,452)

  Net income or loss attributed to parties other than
  Cablevision Systems Corporation shareholders........................         8,002         49,649         36,492
                                                                         -----------    -----------    -----------

Net income (loss) attributed to Cablevision Systems Corporation
shareholders..........................................................   $   245,319    $  (781,244)   $  (426,960)
                                                                         ===========    ===========    ===========


                           See accompanying notes to
                         combined financial statements.

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
           COMBINED STATEMENTS OF CHANGES IN ATTRIBUTED NET DEFICIENCY
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

Amounts in the accompanying combined financial statements reflect Cablevision's basis in the net assets of the combined businesses. However, minority interests in the net assets and in the results of operations of these businesses are not reflected. Such minority interests are recorded in the consolidated financial statements of Cablevision. However, the accompanying combined statements of operations include the amount of net income or loss attributable to parties other than the Cablevision Systems Corporation shareholders. Such amounts represent the allocation of minority interests, which are presented in Cablevision's consolidated financial statements, in the net income or loss of CNYG.

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

NET INCOME/LOSS ATTRIBUTABLE TO CABLEVISION

The accompanying combined statements of operations include the operating results of the combined businesses and interests discussed herein. Although those businesses and interests are included in Cablevision's consolidated financial statements, there are investors other than Cablevision that legally own, either directly or indirectly, interests in certain of those businesses. The presentation of "Net income (loss) attributable to parties other than Cablevision" represents Cablevision's calculation of these other parties' participation in the net earnings or losses of the businesses and interests combined in the Cablevision NY Group. Such amount has been deducted from/added to the reported net income (loss) to present "Net income (loss) attributable to Cablevision."

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

Attributed Net Deficiency

Attributed net deficiency represents the aggregate interests of all stockholders, partners and members in the net assets or liabilities of all combined companies comprising CNYG. Cablevision includes its share of such amount in its consolidated financial statements, after consideration of the interests of parties other than Cablevision.

Payments to (from) partners and stockholders appearing in the accompanying combined statements of changes in attributed net deficiency represent amounts exchanged with partners and stockholders of partnerships and companies comprising CNYG, primarily the redemption of ITT Corporation's interests in Madison Square Garden, L.P. ("MSG") in each of the years presented.

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

Costs of Revenue

Costs of revenue related to the sale of retail electronics products are classified in the accompanying statements of operations as "retail electronics costs of sales". Costs of revenue related to sales of services are classified as "technical and operating" expenses in the accompanying statements of operations.

Investments in Marketable Securities

CNYG accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." CNYG has classified such investments as available-for-sale. Accordingly, these investments are stated at fair value and unrealized holding gains and losses are included in accumulated other comprehensive income as a component of attributed net deficiency.

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

NOTE 3. ALLOCATIONS AND RELATED PARTY TRANSACTIONS

Allocations

The combined financial statements of CNYG reflect the application of certain allocation and cash management policies of Cablevision, which are summarized below. Cablevision's board of directors may modify or rescind any of these allocation policies without the approval of the stockholders, although no such changes are currently contemplated. Any such changes adopted by the board of directors would be made in its good faith business judgment of Cablevision's best interests, taking into consideration the best interests of all Cablevision shareholders. Management believes that these allocations have been made on a reasonable basis. However, it is not practicable to determine whether the allocated amounts represent amounts that might have been incurred on a stand-alone basis, as there are no company-specific or comparable industry benchmarks with which to make such estimates. Explanations of the composition and the amounts of the more significant allocations are described below.

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

In 1996, Rainbow Media Holdings invested in a joint venture formed with a subsidiary of Loral Space and Communications, Ltd. for the purpose of exploiting certain direct broadcast satellite ("DBS") frequencies. Rainbow Media Holdings also contributed to the joint venture its interest in certain agreements with the licensee of such frequencies. Rainbow Media Holdings' investment amounted to $1,188 and $386 at December 31, 2000 and 1999, respectively. The Federal Communications Commission's ("FCC") construction permit relating to the DBS frequencies was originally scheduled to expire in August 1999. As it was not possible to construct and launch a satellite before such date due to evolving technology and regulatory issues, CNYG determined that it could no longer recover its initial investment in the joint venture and wrote down this investment by $15,100 in the first quarter of 1999. No steps were taken to obtain an FCC extension prior to the write-off of CNYG's initial investment because CNYG believed the technology was not then available to allow it to successfully exploit the asset in a competitive environment. Thereafter, technological improvements, particularly in compression technology, resulting in greater channel capacity without degrading picture quality, and in satellite technology, resulting in greater use of spot beams to direct programming on a localized basis, led the joint venture to apply for an FCC extension in the third quarter of 1999. Based upon communications with the FCC, management considered the receipt of such extension to be likely and as a result additional investments in the joint venture were deemed recoverable.

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
                                            ==========   ==========   ==========   ==========

The senior notes and debentures are not redeemable by CSC Holdings prior to maturity. The indentures under which the senior notes and debentures were issued contain various covenants, which are generally less restrictive than those contained in the CSC Holdings' Credit Agreement, with which CSC Holdings was in compliance at December 31, 2000.

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
                                    ===========             =========             =========

Management considered CNYG's history of generating taxable losses and its attributed net deficiency as significant negative evidence as to the realizability of the deferred tax asset. CNYG considered the sale of the Massachusetts cable television systems, which closed in the first quarter of 2001, as positive evidence of the realizability of the deferred tax assets. Most of the gain on this sale, however, will be deferred for income tax purposes, and will not be taxable until CNYG disposes of the AT&T stock received in the exchange. CNYG is considering financing alternatives with regard to the AT&T stock. Some of these alternatives would result in deferring the recognition of the taxable gain to a period beyond the expiration of CNYG's net operating loss carry forwards. Based on these factors, CNYG concluded that it was more likely than not that the balance of the valuation allowance would not be realized. Accordingly, CNYG limited the reduction in its valuation allowance to an amount that would offset the sale transactions that closed in 2000.

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