Form 10-Q/A
period 2001-03-31
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS INC
filed 2001-08-29
CIK 1053112, 784681

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

      As of March 31, 2001, the fair market value and the carrying value of the Company's holdings of Charter, Adelphia and AT&T common stock aggregated $1,633.0 million. Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $163 million. As of March 31, 2001, the net fair value and the carrying value of the equity collar component of the prepaid forward contracts entered into to hedge the equity price risk of Charter and Adelphia aggregated $4.2 million, a net liability position. The maturities of the Company's prepaid forward contracts to hedge the equity price risk of Charter Communications and Adelphia are as follows:

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

      Adelphia
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

                                   CABLEVISION SYSTEMS CORPORATION
                                   CSC HOLDINGS, INC.


Date: August 24, 2001              /s/ William J. Bell
      ---------------              ---------------------------------------------
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

            Condensed Consolidated Balance Sheets -
            March 31, 2001 (unaudited) and December 31, 2000...............I-1

            Condensed Consolidated Statements of Operations -
            Three Months Ended March 31, 2001 and 2000 (unaudited).........I-3

            Condensed Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 2001 and 2000 (unaudited).........I-4

            Notes to Condensed Consolidated Financial Statements
            (unaudited)....................................................I-5

      Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................I-16

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

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2001 and 2000
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                 2001           2000
                                                                 ----           ----
Revenues, net (including retail electronics sales of
   $150,863 and $136,656) ................................   $ 1,049,536    $ 1,048,224
                                                             -----------    -----------
Operating expenses:
   Technical and operating ...............................       448,920        440,028
   Retail electronics cost of sales ......................       121,129        112,453
   Selling, general and administrative ...................       287,798        202,660
   Depreciation and amortization .........................       247,946        233,352
                                                             -----------    -----------
                                                               1,105,793        988,493
                                                             -----------    -----------

         Operating income (loss) .........................       (56,257)        59,731
                                                             -----------    -----------
Other income (expense):
   Interest expense ......................................      (137,384)      (132,079)
   Interest income .......................................         2,934          1,301
   Equity in net loss of affiliates ......................        (5,001)        (2,316)
   Gain on sale of cable assets, net .....................     1,433,492             --
   Write off of deferred financing costs .................        (6,380)            --
   Gain on investments, net ..............................       214,579             --
   Minority interests ....................................       (27,747)       (41,395)
   Miscellaneous, net ....................................        (4,116)          (737)
                                                             -----------    -----------
                                                               1,470,377       (175,226)
                                                             -----------    -----------

Income (loss) before income taxes ........................     1,414,120       (115,495)
   Income tax expense ....................................      (286,245)            --
                                                             -----------    -----------

Net income (loss) ........................................   $ 1,127,875    $  (115,495)
                                                             ===========    ===========
EARNINGS (LOSS) PER SHARE:

CNYG Common Stock
   Earnings (losses) attributable to common stock ........   $ 1,136,826    $  (121,649)
                                                             ===========    ===========
   Basic net income (loss) per common share ..............   $     6.49     $      (.70)
                                                             ===========    ===========
   Basic weighted average common shares (in thousands) ...      175,043         173,351
                                                             ===========    ===========
   Diluted net income (loss) per common share ............   $     6.32     $      (.70)
                                                             ===========    ===========
   Diluted weighted average common shares (in thousands) .      178,569         173,351
                                                             ===========    ===========
RMG Common Stock
   Earnings attributable to common stock .................   $   (8,951)    $     6,154
                                                             ===========    ===========

   Basic and diluted net income (loss) per common share ..   $     (.10)    $       .07
                                                             ===========    ===========

   Basic and diluted weighted average common
      shares (in thousands) ..............................        87,521         86,676
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

Earnings (loss) per share was calculated as if the tracking stock distribution described in Note 6 occurred on January 1, 2000, and is presented individually for the Rainbow Media Group common stock and the Cablevision NY Group common stock.

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

Note 9. Income Taxes

At December 31, 2000, the Company had recorded a valuation allowance in the amount of $546,000 against its deferred tax assets. Of this amount, $305,000 was attributable to Cablevision's telecommunications operations and $241,000 was attributable to Rainbow Holdings. Tax rules impose restrictions on the ability of the companies to utilize each others tax attributes.

Income tax expense for the three months ended March 31, 2001 differs from the statutory rate principally due to the Company's $285,000 reduction in the valuation allowance. This reduction was based on several factors, including the closing of the sale of the Company's cable television systems in Massachusetts. A substantial portion of the gain on this sale is deferred for income tax purposes until the Company disposes of the AT&T stock received in the exchange. By the end of the second quarter of 2001, the Company had decided to enter into financing transactions with these shares that would allow recognition of the taxable gain on the AT&T stock within its net operating loss carry forward period. The amount of the deferred gain, together with the Company's ability to control the timing of its recognition for tax purposes, provided substantial positive evidence of the recoverability of the deferred tax asset. The Company did not reduce Rainbow Holdings' valuation allowance at March 31, 2001.

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

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)


Note 15.     Combining Financial Information


                           COMBINING BALANCE SHEET DATA
                                 March 31, 2001



                                                                                          Adjustments/
                                                                 CNYG           RMG       Eliminations    Cablevision
ASSETS

Cash and cash equivalents..............................      $    96,871   $      1,118  $          -   $     97,989
Accounts receivable trade, net.........................          221,468         84,895             -        306,363
Notes and other receivables............................          145,121              -         6,402        151,523
Inventory, prepaid expenses and other assets...........          334,710         19,626        (3,231)       351,105
Property, plant and equipment, net.....................        3,454,226         61,385             -      3,515,611
Investments in affiliates..............................           34,618         51,203        (1,882)        83,939
Investment securities available-for-sale...............          951,543              -           319        951,862
Investment securities pledged as collateral............          690,198              -             -        690,198
Other investments......................................          126,727              -             -        126,727
Derivative contracts...................................           16,595              -             -         16,595
Advances to affiliates.................................          405,505         66,861      (389,200)        83,166
Feature film inventory, net............................                -        331,402         7,287        338,689
Other long-term assets.................................                -         10,777       (10,777)             -
Intangible assets, net.................................        2,560,697        187,318             -      2,748,015
Deferred financing, acquisition and other costs, net...          125,874         18,200             -        144,074
                                                              ----------     ----------    -----------    ----------
                                                              $9,164,153     $  832,785    $ (391,082)    $9,605,856
                                                              ==========     ==========    ===========    ==========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Accounts payable and accrued expenses..................       $1,334,709     $  118,009    $    5,700     $1,458,418
Accounts payable to affiliates.........................           47,708        347,192      (394,900)             -
Other liabilities......................................          499,784        247,257             -        747,041
Debt  .................................................        6,521,339        392,274             -      6,913,613
                                                              ----------     ----------    -----------    ----------
      Total liabilities................................        8,403,540      1,104,732      (389,200)     9,119,072
                                                              ----------     ----------    -----------    ----------

Deficit investments....................................                -          1,882        (1,882)             -

Minority interests.....................................                -              -       581,499        581,499

Preferred Stock of CSC Holdings, Inc...................        1,544,294              -             -      1,544,294

Commitments and contingencies

Total stockholders' deficiency.........................         (783,681)      (273,829)     (581,499)    (1,639,009)
                                                              ----------     ----------    -----------    ----------
                                                              $9,164,153     $  832,785    $ (391,082)    $9,605,856
                                                              ==========     ==========    ===========    ==========


                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)


                           COMBINING BALANCE SHEET DATA
                                December 31, 2000

                                                                                          Adjustments/
                                                                 CNYG           RMG       Eliminations    Cablevision
ASSETS

Cash and cash equivalents..............................       $   37,912    $        28     $       -     $   37,940
Accounts receivable trade, net.........................          229,151         75,262             -        304,413
Notes and other receivables............................          139,641              -         9,725        149,366
Inventory, prepaid expenses and other assets...........          285,882         17,920        (7,414)       296,388
Property, plant and equipment, net.....................        3,223,485         62,189             -      3,285,674
Investments in affiliates..............................           43,471         56,120        (2,367)        97,224
Investment securities available-for-sale...............          811,046              -           572        811,618
Other investments......................................          116,940              -             -        116,940
Advances to affiliates.................................          388,208         63,132      (354,821)        96,519
Feature film inventory, net............................                -        339,519         7,689        347,208
Other long-term assets.................................                -         10,572       (10,572)             -
Net assets held for sale...............................          309,423              -             -        309,423
Intangible assets, net.................................        2,092,851        194,719             -      2,287,570
Deferred financing, acquisition and other costs, net...          108,679         24,328             -        133,007
                                                              ----------     ----------    -----------    ----------
                                                              $7,786,689     $  843,789    $ (357,188)   $ 8,273,290
                                                              ==========     ==========    ===========    ==========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Accounts payable and accrued expenses..................       $1,421,470     $  138,632    $   10,518    $ 1,570,620
Accounts payable to affiliates.........................           50,403        314,935      (365,338)             -
Other liabilities......................................          301,317        259,492             -        560,809
Debt  .................................................        6,146,025        393,436             -      6,539,461
                                                              ----------      ----------    ----------    ----------
      Total liabilities................................        7,919,215      1,106,495      (354,820)     8,670,890
                                                              ----------      ----------    ----------    ----------

Deficit investments....................................                -          2,367        (2,367)             -

Minority interests.....................................                -              -       587,985        587,985

Preferred Stock of CSC Holdings, Inc...................        1,544,294              -             -      1,544,294

Commitments and contingencies

Total stockholders' deficiency.........................       (1,676,820)      (265,073)     (587,986)    (2,529,879)
                                                              ----------     ----------    -----------   -----------
                                                              $7,786,689     $  843,789    $ (357,188)   $ 8,273,290
                                                              ==========     ==========    ===========   ===========


                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

                      COMBINING RESULTS OF OPERATIONS DATA


                                                                   Three Months Ended March 31, 2001
                                                                                    Adjustments/
                                                       CNYG               RMG       Eliminations   Cablevision

        Revenues, net.............................     $   918,142    $   136,142   $    (4,748)   $1,049,536
        Operating expenses:
           Technical and operating................         398,001         55,667        (4,748)      448,920
           Retail electronics cost of sales.......         121,129              -             -       121,129
           Selling, general & administrative......         186,848         45,948        55,002       287,798
           Corporate, general and
               administrative allocation..........          44,361         10,641       (55,002)            -
           Depreciation and amortization..........         237,950          9,996             -       247,946
                                                        ----------     ----------    -----------    ---------

        Operating income (loss)...................         (70,147)        13,890             -       (56,257)

        Other income (expense), net...............       1,519,225        (21,101)      (27,747)    1,470,377
                                                        ----------     ----------    -----------    ---------

        Income (loss) before income taxes and
           dividend requirements..................       1,449,078         (7,211)      (27,747)    1,414,120

           Income tax expense.....................        (286,245)             -             -      (286,245)
                                                        ----------     ----------    -----------    ---------

        Net income (loss) before dividend
           requirements...........................       1,162,833         (7,211)      (27,747)    1,127,875

           Dividend requirements applicable to
               preferred stock....................         (43,629)             -        43,629             -
                                                        ----------     ----------    -----------    ---------

        Net income (loss).........................       1,119,204         (7,211)       15,882     1,127,875

        Net income or loss attributed to
           parties other than Cablevision
           Systems Corporation shareholders.......          17,622         (1,740)      (15,882)            -
                                                        ----------     ----------    -----------    ---------
        Net income (loss) attributed to
           Cablevision Systems Corporation
           shareholders...........................      $1,136,826     $   (8,951)   $        -     $1,127,875
                                                        ==========     ==========    ==========     ==========


                                                              Three Months Ended March 31, 2000
                                                  ---------------------------------------------------------
                                                                               Adjustments/
                                                  CNYG               RMG       Eliminations   Cablevision

        Revenues, net.............................$   942,986   $   110,460    $     (5,222)   $1,048,224

        Operating expenses:
           Technical and operating................    402,475        42,775          (5,222)      440,028
           Retail electronics cost of sales.......    112,453             -               -       112,453
           Selling, general & administrative......    184,325        29,602         (11,267)      202,660
           Corporate, general and
               administrative allocation..........    (14,560)        3,293          11,267             -
           Depreciation and amortization..........    223,632         9,720               -       233,352
                                                    ---------      --------     -----------     ---------

        Operating income (loss)...................     34,661        25,070               -        59,731

        Other income (expense), net...............   (120,255)      (13,576)        (41,395)     (175,226)
                                                    ---------      --------     -----------     ---------


        Income (loss) before income taxes and
           dividend requirements..................    (85,594)       11,494         (41,395)     (115,495)

           Income tax expense.....................          -             -               -             -
                                                    ---------      --------     -----------     ---------

        Net income (loss) before dividend
           requirements...........................    (85,594)       11,494         (41,395)     (115,495)

           Dividend requirements applicable to
               preferred stock....................    (39,703)            -          39,703             -
                                                    ---------      --------     -----------     ---------

        Net income (loss).........................   (125,297)       11,494          (1,692)     (115,495)


        Net income or loss attributed to
           parties other than Cablevision
           Systems Corporation shareholders.......      3,648        (5,340)          1,692             -
                                                   ----------     ---------     -----------    ----------
        Net income (loss) attributed to
           Cablevision Systems Corporation
           shareholders........................... $ (121,649)    $   6,154     $         -    $ (115,495)
                                                   ==========     =========     ===========    ==========



                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)


                         COMBINING CASH FLOW INFORMATION


                                                                             Three Months Ended March 31, 2001
                                                                        -------------------------------------------------

                                                                                               Adjustments/
                                                                        CNYG            RMG    Eliminations   Cablevision

                                                                                     C>

Net cash used in operating activities........................     $ (167,991)   $     (4,476)  $   (47,503)     $(219,970)
Net cash used in investing activities........................        (44,296)         (1,791)        1,896        (44,191)
Net cash provided by financing activities....................        271,246           7,357        45,607        324,210
                                                                  ----------    ------------   -----------       ---------

Net increase in cash and cash equivalents....................         58,959           1,090             -         60,049
Cash and cash equivalents at beginning of year...............         37,912              28             -         37,940
                                                                  ----------    ------------   -----------       ---------
Cash and cash equivalents at end of period...................    $    96,871    $      1,118   $         -    $    97,989
                                                                  ==========    ============   ===========       =========



                                                                             Three Months Ended March 31, 2000
                                                                        -------------------------------------------------

                                                                                               Adjustments/
                                                                        CNYG            RMG    Eliminations   Cablevision

Net cash used in operating activities........................    $      (295)   $   (11,744)   $     7,365     $   (4,674)
Net cash used in investing activities........................       (324,084)          (593)        (3,907)      (328,584)
Net cash provided by financing activities....................         313,146         12,246        (3,458)       321,934
                                                                  ----------    ------------   -----------       ---------

Net decrease in cash and cash equivalents....................        (11,233)            (91)            -        (11,324)
Cash and cash equivalents at beginning of year...............         62,560             105             -         62,665
                                                                  ----------    ------------   -----------       ---------
Cash and cash equivalents at end of period...................    $    51,327    $         14   $         -    $    51,341
                                                                  ==========    ============   ===========       =========


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

Recent Transactions - Rainbow Media Group

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

Combined Results - Rainbow Media Group

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

Combined Results - Cablevision NY Group

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

Operating profit before depreciation and amortization decreased $90.5 million (35%) to $167.8 million for the three months ended March 31, 2001 from $258.3 million for the comparable period in 2000. Approximately $54.2 million (21%) of the decrease resulted from higher costs attributed to CNYG related to an incentive stock plan and approximately $36.3 million (14%) resulted from the combined effect of the revenue and expense changes discussed above. Operating profit before depreciation and amortization is presented here to provide additional information about CNYG's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income (loss) and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

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

Liquidity and Capital Resources - Cablevision Systems Corp.

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

Note 9. Income Taxes

At December 31, 2000, the Company had recorded a valuation allowance in the amount of $546,000 against its deferred tax assets. Of this amount, $305,000 was attributable to Cablevision's telecommunications operations and $241,000 was attributable to Rainbow Holdings. Tax rules impose restrictions on the ability of the companies to utilize each other tax attributes.

Income tax expense for the three months ended March 31, 2001 differs from the statutory rate principally due to the Company's $285,000 reduction in the valuation allowance. This reduction was based on several factors, including the closing of the sale of the Company's cable television systems in Massachusetts. A substantial portion of the gain on this sale is deferred for income tax purposes until the Company disposes of the AT&T stock received in the exchange. By the end of the second quarter of 2001, the Company had decided to enter into financing transactions with these shares that would allow recognition of the taxable gain on the AT&T stock within its net operating loss carry forward period. The amount of the deferred gain, together with the Company's ability to control the timing of its recognition for tax purposes, provided substantial positive evidence of the recoverability of the deferred tax asset. The Company did not reduce Rainbow Holdings' valuation allowance at March 31, 2001.

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


                                     III-1

                               RAINBOW MEDIA GROUP
                (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                        CONDENSED COMBINED BALANCE SHEETS
                             (Dollars in thousands)
                                   (continued)

                                                       March 31,    December 31,
                                                         2001           2000
                                                         ----           ----
                                                     (Unaudited)
   LIABILITIES AND ATTRIBUTED NET DEFICIENCY

Current liabilities:

   Bank debt, current ............................   $    29,997    $    35,771

   Note payable - parent .........................       295,500        270,475

   Current portion of capital lease obligations ..         4,577          4,471

   Accounts payable ..............................        38,550         50,597

   Accrued employee related costs ................        55,002         61,251

   Other accrued expenses ........................        24,457         26,784

   Accounts payable-affiliates ...................        51,692         44,460

   Feature film and contract rights payable ......        56,018         51,557
                                                     -----------    -----------

         Total current liabilities ...............       555,793        545,366

Bank debt, long-term .............................       333,687        328,000

Feature film rights payable, long-term ...........       180,306        197,021

Capital lease obligations, long-term .............        24,013         25,194

Other long-term liabilities ......................        10,933         10,914
                                                     -----------    -----------

         Total liabilities .......................     1,104,732      1,106,495

Deficit investments in affiliates ................         1,882          2,367

Commitments and contingencies

Attributed net deficiency.........................      (273,829)      (265,073)
                                                     -----------    -----------

                                                     $   832,785    $   843,789
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


                                     III-2

                              RAINBOW MEDIA GROUP
                (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2001 and 2000
                             (Dollars in thousands)
                                  (Unaudited)

                                                          2001           2000
                                                          ----           ----

Revenues, net ....................................     $ 136,142      $ 110,460
                                                       ---------      ---------

Operating expenses:

   Technical and operating .......................        55,667         42,775

   Selling, general and administrative ...........        56,589         32,895

   Depreciation and amortization .................         9,996          9,720
                                                       ---------      ---------
                                                         122,252         85,390
                                                       ---------      ---------

         Operating income ........................        13,890         25,070
                                                       ---------      ---------

Other income (expense):

   Interest expense ..............................       (13,199)       (11,408)

   Interest income ...............................           223            207

   Equity in net loss of affiliates ..............        (1,485)        (1,787)

   Loss on investments ...........................          (253)            --

   Write off of deferred financing costs .........        (6,380)            --

   Miscellaneous, net ............................            (7)          (588)
                                                       ---------      ---------

                                                         (21,101)       (13,576)
                                                       ---------      ---------

Net income (loss) ................................        (7,211)        11,494

         Net income or loss attributed to parties
           other than Cablevision Systems
           Corporation shareholders...............        (1,740)        (5,340)
                                                       ---------      ---------

Net Income (loss) attributed to Cablevision
   Systems Corporation shareholders...............     $  (8,951)     $   6,154
                                                       ==========     =========


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


                                     III-6

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                        CONDENSED COMBINED BALANCE SHEETS
                             (Dollars in thousands)

                                                        March 31,   December 31,
                                                           2001        2000
                                                           ----        ----
                                                       (Unaudited)
ASSETS
Cash and cash equivalents ..........................   $   96,871   $    37,912
Accounts receivable trade (less allowance for
   doubtful accounts of $26,526 and $26,933) .......      221,468       229,151
Notes and other receivables ........................      145,121       139,641
Inventory, prepaid expenses and other assets .......      334,710       285,882
Property, plant and equipment, net .................    3,454,226     3,223,485
Investments in affiliates ..........................       34,618        43,471
Investment securities ..............................      951,543       811,046
Investment securities pledged as collateral ........      690,198            --
Other investments ..................................      126,727       116,940
Derivative contracts ...............................       16,595            --
Advances to affiliates .............................      405,505       388,208
Net assets held for sale ...........................           --       309,423
Franchises, net of accumulated amortization of
   $813,070 and $777,526 ...........................      387,659       422,900
Affiliation and other agreements, net of accumulated
   amortization of $199,401 and $205,450 ...........       46,734        64,143
Excess costs over fair value of net assets acquired
   and other intangible assets, net of accumulated
   amortization of $842,035 and $790,932 ...........    2,126,304     1,605,808
Deferred financing, acquisition and other costs,
   net of accumulated amortization of $57,067
   and $54,945 .....................................      125,874       108,679
                                                       ----------   -----------
                                                       $9,164,153   $ 7,786,689
                                                       ==========   ===========
LIABILITIES AND ATTRIBUTED NET DEFICIENCY
Accounts payable ...................................   $  392,614   $   423,500
Accrued liabilities ................................      942,095       997,970
Accounts payable to affiliates .....................       47,708        50,403
Contract obligations ...............................       75,812        78,511
Deferred revenue ...................................      191,853       222,806
Deferred tax liability .............................      216,538            --
Liabilities under derivative contracts .............       15,581            --
Bank debt ..........................................      997,652     2,319,661
Collateralized indebtedness ........................      705,902            --
Senior notes and debentures ........................    3,690,149     2,693,208
Subordinated notes and debentures ..................    1,050,560     1,048,648
Capital lease obligations and other debt ...........       77,076        84,508
                                                       ----------   -----------
    Total liabilities ..............................    8,403,540     7,919,215
Series H Redeemable Exchangeable Preferred Stock ...      434,181       434,181
Series M Redeemable Exchangeable Preferred Stock ...    1,110,113     1,110,113
Commitments and contingencies
Attributed net deficiency...........................     (783,681)   (1,676,820)
                                                       ----------   -----------
                                                       $9,164,153   $ 7,786,689
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

                              CABLEVISION NY GROUP
                 (a combination of certain assets and businesses
                      of Cablevision Systems Corporation)
                   CONDENSED COMBINED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2001 and 2000
                             (Dollars in thousands)
                                   (Unaudited)

                                                                2001          2000
                                                                ----          ----
Revenues, net (including retail electronics
   sales of $150,863 and $136,656) .......................   $  918,142    $ 942,986
                                                             ----------    ---------

Operating expenses:
   Technical and operating ...............................      398,001      402,475
   Retail electronics cost of sales.......................      121,129      112,453
   Selling, general and administrative ...................      231,209      169,765
   Depreciation and amortization .........................      237,950      223,632
                                                             ----------    ---------
                                                                988,289      908,325
                                                             ----------    ---------

   Operating income (loss) ...............................      (70,147)      34,661
                                                             ----------    ---------

Other income (expense):
   Interest expense ......................................     (124,185)    (121,391)
   Interest income .......................................        2,711        1,814
   Equity in net loss of affiliates ......................       (3,516)        (529)
   Gain on sale of cable assets, net .....................    1,433,492           --
   Gain on investments, net ..............................      214,832           --
   Miscellaneous, net ....................................       (4,109)        (149)
                                                             ----------    ---------
                                                              1,519,225     (120,255)
                                                             ----------    ---------

Income (loss) before income taxes and
   dividend requirements .................................    1,449,078      (85,594)

   Income tax expense ....................................     (286,245)          --
                                                             ----------    ---------

Net income (loss) before dividend requirements ...........    1,162,833      (85,594)

   Dividend requirements applicable to preferred stock ...      (43,629)     (39,703)
                                                             ----------    ---------

Net income (loss) ........................................    1,119,204     (125,297)

   Net income or loss attributed to parties other than
       Cablevision Systems Corporation shareholders              17,622        3,648
                                                             ----------    ---------
Net income (loss) attributed to Cablevision Systems
  Corporation shareholders................................   $1,136,826    $(121,649)
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

Note 6. Income Taxes

Income tax expense for the three months ended March 31, 2001 differs from the statutory rate principally due to a $285,000 reduction in the valuation allowance. This reduction was based on several factors, including the closing of the sale of the cable television systems in Massachusetts. A substantial portion of the gain on this sale is deferred for income tax purposes until CNYG disposes of the AT&T stock received in the exchange. By the end of the second quarter of 2001, CNYG had decided to enter into financing transactions with these shares that would allow recognition of the taxable gain on the AT&T stock within its net operating loss carry forward period. The amount of the deferred gain, together with Cablevision's ability to control the timing of its recognition for tax purposes, provided substantial positive evidence of the recoverability of the deferred tax asset.

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