Form 10-Q
period 2001-09-30
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS INC
filed 2001-11-14
CIK 1053112, 784681

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

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

          Cablevision Systems Corporation                Yes|X|  No |_|

          CSC Holdings, Inc.                             Yes|X|  No |_|


Number of shares of common stock outstanding as of November 2, 2001:

          Cablevision NY Group Class A Common Stock -    133,156,047
          Cablevision NY Group Class B Common Stock -     42,145,986
          Rainbow Media Group Class A Common Stock -      72,237,413
          Rainbow Media Group Class B Common Stock -      21,072,993
          CSC Holdings, Inc. Common Stock -                    1,000

================================================================================

Part I. FINANCIAL INFORMATION

      For information required by Item 1 and Item 2, refer to Index to Financial Statements on page 6.

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

      The Company's exposure to changes in equity security prices stems primarily from the AT&T Corp., Adelphia Communications Corporation, Charter Communications Inc., and AT&T Wireless Services, Inc. common stock held by the Company. As of September 30, 2001, the Company had hedged its equity price risk on all of these shares through the execution of prepaid forward contracts. Such contracts set a floor and ceiling on the Company's participation in changes in the underlying stock price, thereby eliminating downside exposure and providing for upside appreciation potential to the contract's ceiling price.

      FAIR VALUE OF DEBT: Based on the level of interest rates prevailing at September 30, 2001, the fair value of the Company's fixed-rate debt and redeemable preferred stock of $6,711.2 million exceeded its carrying cost by approximately $100.4 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. The Company's floating rate borrowings bear interest at current market rates and thus approximate fair value. The effect of a hypothetical 100 basis point decrease in interest rates prevailing at September 30, 2001 would increase the estimated fair value of fixed-rate debt and redeemable preferred stock instruments by approximately $324.6 million. This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

      INTEREST RATE HEDGE CONTRACTS: As of September 30, 2001, the Company had outstanding interest rate swap contracts to convert fixed-rate debt to floating rate debt covering a total notional principal amount of $1,000 million. As of September 30, 2001, the fair market value of these interest rate hedge contracts was approximately $21.4 million. Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from September 30, 2001 prevailing levels would decrease the fair market value of all hedge contracts by approximately $19.3 million to $2.1 million.

      EQUITY PRICE RISK:

      As of September 30, 2001, the fair market value and the carrying value of the Company's holdings of AT&T, Adelphia, Charter, and AT&T Wireless common stock aggregated $1,445.1 million. Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $144.5 million. Changes in the fair value of these securities are expected to be offset by changes in the fair value of the equity collar used to hedge this market price risk. As of September 30, 2001, the net fair value and the carrying value of the equity collar component of the prepaid forward contracts entered into to hedge the equity price risk of AT&T, Adelphia, Charter and AT&T Wireless aggregated $311.9 million, a net receivable position. The maturities of these prepaid forward contracts, all of which were entered into 2001, are summarized in the following table:

                                        # OF SHARES
            SECURITY                    DELIVERABLE           MATURITY
            --------                    -----------           --------

            AT&T                        22,130,466              2005
                                        22,130,466              2006

            Adelphia                    3,000,000               2004
                                        3,000,000               2005
                                        4,800,000               2006

            Charter                     1,862,229               2005
                                        5,586,687               2006
                                        3,724,460               2007

            AT&T Wireless               7,121,583               2005
                                        7,121,583               2006

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

      The Company is party to various lawsuits, some involving substantial amounts. Management does not believe that such lawsuits will have a material adverse impact on the financial position of the Company.

      On April 25, 2001, At Home commenced a lawsuit in the Court of Chancery of the State of Delaware alleging that Cablevision had breached its obligations under certain agreements with At Home. The suit seeks a variety of remedies including: recision of the agreements between At Home and Cablevision and cancellation of all warrants currently held by Cablevision, damages, and/or an order prohibiting Cablevision from continuing to offer its Optimum Online service and requiring it to convert its Optimum Online customers to the Optimum@Home service and to roll out the Optimum@Home service. Cablevision has filed an answer to the complaint denying the material allegations and asserting various affirmative defenses.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits.

            None.

      (b) Reports on Form 8-K.

            Cablevision Systems Corporation filed Current Reports on Form 8-K with the Commission on August 9, 2001 and October 5, 2001.

            CSC Holdings, Inc. filed a Current Report on Form 8-K with the Commission on October 5, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                              CABLEVISION SYSTEMS CORPORATION
                              CSC HOLDINGS, INC.

Date: November 14, 2001        /s/William J. Bell
                              -------------------------------------------------
                              By:      William J. Bell, as Vice Chairman,
                                       Director and Principal Financial Officer
                                       of Cablevision Systems Corporation and
                                       CSC Holdings, Inc.


Date: November 14, 2001        /s/Andrew B. Rosengard
                              -------------------------------------------------
                              By:      Andrew B. Rosengard, as Executive
                                       Vice President, Finance and
                                       Principal Accounting Officer of
                                       Cablevision Systems Corporation
                                       and CSC Holdings, Inc.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

      Financial Statements

             Condensed Consolidated Balance Sheets -
             September 30, 2001 (unaudited) and December 31, 2000............I-1

             Condensed Consolidated Statements of Operations -
             Three and Nine Months Ended September 30, 2001 and 2000
             (unaudited).....................................................I-3

             Condensed Consolidated Statements of Cash Flows -
             Nine Months Ended September 30, 2001 and 2000 (unaudited).......I-4

             Notes to Condensed Consolidated Financial Statements
             (unaudited) ....................................................I-5

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS......................................I-18

CSC HOLDINGS, INC. AND SUBSIDIARIES

      FINANCIAL STATEMENTS

             Condensed Consolidated Balance Sheets -
             September 30, 2001 (unaudited) and December 31, 2000...........II-1

             Condensed Consolidated Statements of Operations -
             Three and Nine Months Ended September 30, 2001 and 2000
             (unaudited)....................................................II-3

             Condensed Consolidated Statements of Cash Flows -
             Nine Months Ended September 30, 2001 and 2000 (unaudited)......II-4

             Notes to Condensed Consolidated Financial Statements
             (unaudited) ...................................................II-5

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.....................................II-13

                         INDEX TO FINANCIAL STATEMENTS
                                  (continued)
                                                                            PAGE
                                                                            ----
RAINBOW MEDIA GROUP

      FINANCIAL STATEMENTS

             Condensed Combined Balance Sheets -
             September 30, 2001 (unaudited) and December 31, 2000..........III-1

             Condensed Combined Statements of Operations -
             Three and Nine Months Ended September 30, 2001 and 2000
             (unaudited)...................................................III-3

             Condensed Combined Statements of Cash Flows -
             Nine Months Ended September 30, 2001 and 2000 (unaudited).....III-4

             Notes to Condensed Combined Financial Statements (unaudited)..III-5

CABLEVISION NY GROUP

      Financial Statements

             Condensed Combined Balance Sheets -
             September 30, 2001 (unaudited) and December 31, 2000...........IV-1

             Condensed Combined Statements of Operations -
             Three and Nine Months Ended September 30, 2001 and 2000
             (unaudited)....................................................IV-2

             Condensed Combined Statements of Cash Flows -
             Nine Months Ended September 30, 2001 and 2000 (unaudited)......IV-3

             Notes to Condensed Combined Financial Statements (unaudited)...IV-4

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

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                  September 30,   December 31,
                                                                                       2001          2000
                                                                                       ----          ----
                                                                                   (Unaudited)
ASSETS
Cash and cash equivalents ......................................................   $   300,962   $    37,940

Accounts receivable, trade (less allowance for doubtful
   accounts of $40,389 and $38,878) ............................................       345,080       304,413

Notes and other receivables ....................................................       153,571       149,366

Inventory, prepaid expenses and other assets ...................................       359,609       296,388

Property, plant and equipment, net .............................................     3,832,015     3,285,674

Investments in affiliates ......................................................        75,088        97,224

Investment securities ..........................................................           225       811,618

Investment securities pledged as collateral ....................................     1,445,115            --

Other investments ..............................................................        18,434       116,940

Derivative contracts ...........................................................       335,850            --

Advances to affiliates .........................................................       165,338        96,519

Feature film inventory .........................................................       397,632       347,208

Net assets held for sale .......................................................            --       309,423

Franchises, net of accumulated amortization of
   $918,239 and $777,526 .......................................................       785,403       422,900

Affiliation and other agreements, net of accumulated
   amortization of $339,135 and $307,028 .......................................       165,185       199,352

Excess costs over fair value of net assets acquired and other intangible assets,
   net of accumulated amortization of $928,139 and $853,493 ....................     1,702,629     1,665,318

Deferred financing, acquisition and other costs, net of
   accumulated amortization of $78,435 and $72,962 .............................       182,046       133,007
                                                                                   -----------   -----------

                                                                                   $10,264,182   $ 8,273,290
                                                                                   ===========   ===========

                            See accompanying notes to
                  condensed consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (continued)

                                                                                  September 30,  December 31,
                                                                                      2001          2000
                                                                                      ----          ----
                                                                                  (Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Accounts payable ...............................................................   $   460,215   $   484,611
Accrued liabilities ............................................................     1,015,800     1,086,009
Feature film and contract obligations ..........................................       367,403       331,483
Deferred revenue ...............................................................       252,023       229,326
Deferred tax liability .........................................................       206,540            --
Liabilities under derivative contracts .........................................       220,889            --
Bank debt ......................................................................       292,933     2,683,432
Collateralized indebtedness ....................................................     1,558,965            --
Senior notes and debentures ....................................................     3,690,613     2,693,208
Subordinated notes and debentures ..............................................     1,050,423     1,048,648
Capital lease obligations and other debt .......................................        85,770       114,173
                                                                                   -----------   -----------
         Total liabilities .....................................................     9,201,574     8,670,890
                                                                                   -----------   -----------

Minority interests .............................................................       858,493       587,985
                                                                                   -----------   -----------

Preferred Stock of CSC Holdings, Inc. ..........................................     1,544,294     1,544,294
                                                                                   -----------   -----------
Commitments and contingencies

Stockholders' deficiency:
   Preferred Stock, $.01 par value, 50,000,000 shares
      authorized, none issued ..................................................            --            --
   CNYG Class A Common Stock, $.01 par value,
      800,000,000 shares authorized, 133,153,534 and
      132,775,988 shares issued and outstanding ................................         1,332         1,328
   CNYG Class B Common Stock, $.01 par value,
      320,000,000 shares authorized, 42,145,986 shares
      issued and outstanding ...................................................           421           421
   RMG Class A Common Stock, $.01 par value,
      600,000,000 shares authorized, 72,235,074
      and -0- shares issued and outstanding ....................................           722            --
   RMG Class B Common Stock, $.01 par value,
      160,000,000 shares authorized, 21,072,993
      and -0- shares issued and outstanding ....................................           211            --
Paid-in capital ................................................................       938,882       752,981
Accumulated deficit ............................................................    (2,281,747)   (3,571,049)
                                                                                   -----------   -----------
                                                                                    (1,340,179)   (2,816,319)
Accumulated other comprehensive income .........................................            --       286,440
                                                                                   -----------   -----------
Total stockholders' deficiency .................................................    (1,340,179)   (2,529,879)
                                                                                   -----------   -----------
                                                                                   $10,264,182   $ 8,273,290
                                                                                   ===========   ===========

                            See accompanying notes to
                  condensed consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                        Nine Months Ended            Three Months Ended
                                                    --------------------------    --------------------------
                                                          September 30,                 September 30,
                                                    --------------------------    --------------------------
                                                        2001           2000           2001           2000
                                                    -----------    -----------    -----------    -----------
Revenues, net (including retail electronics sales
   of $460,970, $467,440, $153,900 and $171,682)    $ 3,115,305    $ 3,165,349    $ 1,003,781    $ 1,035,548
                                                    -----------    -----------    -----------    -----------
Operating expenses:
   Technical and operating ......................     1,236,474      1,199,695        404,097        365,750
   Retail electronics cost of sales .............       371,233        383,860        125,794        142,008
   Selling, general and administrative ..........       810,536        771,036        251,666        262,891
   Depreciation and amortization ................       759,254        709,333        271,150        238,503
                                                    -----------    -----------    -----------    -----------
                                                      3,177,497      3,063,924      1,052,707      1,009,152
                                                    -----------    -----------    -----------    -----------

         Operating income (loss) ................       (62,192)       101,425        (48,926)        26,396
                                                    -----------    -----------    -----------    -----------

Other income (expense):
   Interest expense .............................      (409,692)      (421,740)      (140,754)      (150,193)
   Interest income ..............................        11,910          4,505          2,795          1,801
   Equity in net loss of affiliates .............       (31,274)       (13,034)       (19,931)       (10,765)
   Gain on sale of cable assets and
      programming interests, net ................     2,178,088        130,758              8        130,758
   Write-off of deferred financing costs ........       (14,043)            --             --             --
   Loss on investments, net .....................       (81,807)            --       (271,239)            --
   Minority interests ...........................      (326,852)      (124,013)       (20,450)       (37,158)
   Gain on derivative contracts, net ............       355,805             --        368,826             --
   Miscellaneous, net ...........................        (8,757)        (5,286)        (1,719)          (981)
                                                    -----------    -----------    -----------    -----------

                                                      1,673,378       (428,810)       (82,464)       (66,538)
                                                    -----------    -----------    -----------    -----------

Income (loss) before income taxes ...............     1,611,186       (327,385)      (131,390)       (40,142)
   Income tax (expense) benefit .................      (321,884)            --         54,327             --
                                                    -----------    -----------    -----------    -----------
Net income (loss) ...............................   $ 1,289,302    $  (327,385)   $   (77,063)   $   (40,142)
                                                    ===========    ===========    ===========    ===========

INCOME (LOSS) PER SHARE:

CNYG Common Stock
   Income (loss) attributable to common stock ...   $   933,866    $  (340,963)   $   (81,220)   $   (40,894)
                                                    ===========    ===========    ===========    ===========
Basic
   Basic net income (loss) per common share .....   $      5.33    $     (1.96)   $      (.46)   $      (.23)
                                                    ===========    ===========    ===========    ===========
   Basic weighted average common shares
      (in thousands) ............................       175,171        173,631        175,275        174,053
                                                    ===========    ===========    ===========    ===========
Diluted
   Diluted net income (loss) per common share ...   $      5.26    $     (1.96)   $      (.46)   $      (.23)
                                                    ===========    ===========    ===========    ===========
   Diluted weighted average common shares
      (in thousands) ............................       177,669        173,631        176,980        174,053
                                                    ===========    ===========    ===========    ===========
RMG Common Stock
   Income attributable to common stock ..........   $   355,436    $    13,578    $     4,157    $       752
                                                    ===========    ===========    ===========    ===========
Basic
   Basic net income per common share ............   $      4.02    $       .16    $       .05    $       .01
                                                    ===========    ===========    ===========    ===========
   Basic weighted average common shares
      (in thousands) ............................        88,360         86,816         89,914         87,027
                                                    ===========    ===========    ===========    ===========
Diluted
   Diluted net income per common share ..........   $      3.95    $       .16    $       .05    $       .01
                                                    ===========    ===========    ===========    ===========
   Diluted weighted average common shares
      (in thousands) ............................        89,984         86,816         91,550         87,027
                                                    ===========    ===========    ===========    ===========

                            See accompanying notes to
                  condensed consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2001 and 2000
                             (Dollars in thousands)
                                   (Unaudited)

                                                                          2001           2000
                                                                          ----           ----
Cash flows from operating activities:
   Net income (loss) ..............................................   $ 1,289,302    $  (327,385)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation and amortization ..............................       759,254        709,333
       Equity in net loss of affiliates ...........................        31,274         13,034
       Minority interests .........................................       195,965        111,249
       Gain on sale of cable assets and programming interests, net     (2,178,088)      (130,758)
       Gain on derivative contracts, net ..........................      (355,805)            --
       Loss on investments, net ...................................        81,807             --
       Write-off of deferred financing costs ......................        14,043             --
       Amortization of deferred financing and discounts
         on debentures and collateralized indebtedness ............        25,080         18,050
       Loss (gain) on sale of equipment ...........................         1,904         (2,931)
       Tax benefit from exercise of stock options .................        92,529             --
       Changes in assets and liabilities, net of effects
         of acquisitions and dispositions .........................        88,584       (181,138)
                                                                      -----------    -----------
       Net cash provided by operating activities ..................        45,849        209,454
                                                                      -----------    -----------

Cash flows from investing activities:
   Payments for acquisitions, net of cash acquired ................            --       (128,720)
   Net proceeds from sale of cable assets and programming interests     1,118,153             --
   Capital expenditures ...........................................      (972,875)      (890,645)
   Proceeds from sale of equipment ................................         1,845            107
   Increase in investment securities and other investments ........       (19,745)          (494)
   Additions to intangible assets .................................          (303)           (98)
   (Increase) decrease in investments in affiliates, net ..........           662        (30,805)
                                                                      -----------    -----------
        Net cash provided by (used in) investing activities .......       127,737     (1,050,655)
                                                                      -----------    -----------

Cash flows from financing activities:
   Proceeds from bank debt ........................................     2,641,879      3,198,182
   Repayment of bank debt .........................................    (5,032,378)    (2,342,972)
   Issuance of senior notes .......................................       996,790             --
   Issuance of common stock .......................................         9,165         17,106
   Net proceeds from collateralized indebtedness ..................     1,549,411             --
   Payments on capital lease obligations and other debt ...........       (29,928)       (29,606)
   Additions to deferred financing and other costs ................       (45,503)       (25,617)
                                                                      -----------    -----------
        Net cash provided by financing activities .................        89,436        817,093
                                                                      -----------    -----------

Net increase (decrease) in cash and cash equivalents ..............       263,022        (24,108)

Cash and cash equivalents at beginning of year ....................        37,940         62,665
                                                                      -----------    -----------

Cash and cash equivalents at end of period ........................   $   300,962    $    38,557
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

Note 2. RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The financial statements as of and for the three and nine months ended September 30, 2001 and 2000 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

Note 4. INCOME (LOSS) PER SHARE

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Potential dilutive common shares were not included in the computation as their effect would be antidilutive.

Basic net income per share is computed by dividing net income by the weighted average common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average common shares adjusted to include potentially dilutive common shares outstanding during the period.

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

Note 5. CASH FLOWS

For purposes of the condensed consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The Company paid cash interest expense of approximately $386,264 and $420,300 for the nine months ended September 30, 2001 and 2000, respectively, and paid income taxes of approximately $36,936 for the nine months ended September 30, 2001. The Company's noncash financing and investing activities for the nine months ended September 30, 2001 and 2000 included capital lease obligations of $1,525 and $50,383, respectively, incurred when the Company entered into leases for new equipment; the receipt of marketable securities, valued at $893,500, in connection with the sale of cable assets in 2001; the issuance of Rainbow Media Group Class A tracking stock, valued at $110,610, in exchange for a portion of NBC's interest in Rainbow Media Holdings, Inc.; the receipt of Salon.com common shares valued at $7,300 in 2000; and the receipt of Charter Communications Inc.'s common stock valued at closing at approximately $165,500 in connection with the sale of the cable television system serving Kalamazoo, Michigan in 2000.

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

Through September 30, 2001, NBC-Rainbow Holdings has exchanged a 2.5% interest in Rainbow Media Holdings equity securities for 5,650,780 shares of Rainbow Media Group Class A tracking stock of Cablevision (valued at $110,610). In connection with this transaction, the Company recorded excess costs over fair value of net assets acquired of approximately $89,531. The purchase price will be allocated to the specific assets acquired when an independent appraisal is obtained.

In April 2001, Metro-Goldwyn-Mayer Inc. ("MGM") acquired a 20% interest in certain programming businesses of Rainbow Media Holdings for $825,000 in cash. The Company recorded a gain of approximately $746,310 in connection with this transaction.

In January 2001, CSC Holdings completed the sale of its cable systems in Boston and eastern Massachusetts to AT&T Corp. in exchange for AT&T's cable systems in certain northern New York suburbs, 44,260,932 shares of AT&T stock, valued at approximately $893,500 at closing, and approximately $293,200 in cash. The Company recognized a net gain of approximately $1,443,860. In July 2001, AT&T distributed to AT&T common shareholders 0.3218 share of AT&T Wireless Services, Inc. common stock for each share of AT&T common stock held. In connection with such distribution, Cablevision received 14,243,166 shares of AT&T Wireless common stock as a result of its ownership of 44,260,932 shares of AT&T stock.

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

Income tax expense for the nine months ended September 30, 2001 differs from the statutory rate principally due to a reduction of $424,000 in the consolidated valuation allowance. This reduction was based on several factors, including the closing of the sale of the Company's cable television systems in Massachusetts and the consummation of the MGM transaction. While a substantial portion of the gain on these sales is deferred for income tax purposes, the Company has the ability to record the taxable gains before its operating loss carry forwards expire. The amount of the deferred gain, together with the Company's ability to control the timing of its recognition for tax purposes, provided substantial positive evidence of the recoverability of the deferred tax asset. In addition, the valuation allowance was reduced by $92,500, which represents the value of tax deductions for certain stock option exercises. This amount was credited to additional paid in capital.

Note 10. DERIVATIVES

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", as amended, ("SFAS 133"). The statement requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized as a component of comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

To manage interest rate risk, the Company has from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or convert fixed rate borrowings to variable rate to provide an economic hedge against the risk of higher borrowing costs in a declining interest rate environment. As of September 30, 2001, the Company was a party to interest rate swap agreements to pay floating rates of interest with a total notional value of $1,000,000 and a fair value of approximately $21,420. These agreements have not been designated as hedges for accounting purposes.

In addition, the Company has entered into prepaid interest rate swap agreements in connection with its monetization of certain of its stock holdings, discussed below. These contracts require the Company to pay a floating rate of interest in exchange for fixed rate interest payments, the net present value of which was paid to the Company at the contract's inception in a total amount of $239,270. As of September 30, 2001, the total notional value of such contracts was $1,115,045 and the fair value of such contracts was $218,370, in a net payable position. These agreements have not been designated as hedges for accounting purposes.

The increase in the fair value of the Company's swap agreements for the nine months ended September 30, 2001 of approximately $43,895 is reflected in gain on derivative contracts in the accompanying consolidated statements of operations.

The Company has also entered into various transactions to provide an economic hedge against equity price risk on certain of its stock holdings. As of September 30, 2001, the Company had monetized all of its stock holdings in Charter Communications, Inc., Adelphia Communications Corporation, AT&T and AT&T Wireless through the execution of prepaid forward contracts, collateralized by an equivalent amount of the respective underlying stock. Such contracts set a floor and ceiling on the Company's participation in changes in the underlying stock prices, thus eliminating downside exposure to market risk while providing for upside appreciation potential to the respective ceiling price. At maturity, the contracts provide for the option to deliver cash or shares of Charter, Adelphia, or AT&T Wireless stock (as the case may be) with a value determined by reference to the applicable stock price at maturity. The terms of the AT&T transactions require cash settlement.

The Company received cash proceeds of $1,549,411 upon execution of the prepaid forward contracts. Such contracts have not been designated as hedges for accounting purposes. Therefore, the fair values of the equity forward contracts have been reflected in the accompanying consolidated balance sheets and the net increase in the fair value of the equity derivative component of the prepaid forward contracts of $311,910 is included in gain on derivative contracts in the accompanying consolidated statements of operations. With the adoption of SFAS 133, the shares of Charter and Adelphia were reclassified from securities available-for-sale to trading securities. As a result, the Company recorded a gain on investments of $286,440 representing the accumulated unrealized gains as of January 1, 2001. For the nine

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

months ended September 30, 2001, the Company recorded a loss on investments of $259,450 representing the net decrease in the fair value of all monetized securities for the period.

Note 11. AT HOME

As of September 30, 2001 and 2000, deferred revenue recorded in connection with the receipt of At Home Corporation warrants, net of amortization taken, amounted to approximately $45,359 and $116,474, respectively. For the nine months ended September 30, 2001 and 2000, the Company recognized approximately $56,115 and $45,000, respectively, of this deferred revenue. For the nine months ended September 30, 2001, the Company recognized a loss on investments of approximately $108,452 reflecting the decline in the fair value of the warrants which reduced the carrying value of the warrants to zero.

In April 2001, At Home announced it had decided to terminate its relationship with the Company and that it would seek to recover the At Home warrants previously issued to the Company. On April 25, 2001, At Home commenced a lawsuit in the Court of Chancery of the State of Delaware alleging that Cablevision had breached its obligations under certain agreements with At Home. The suit seeks a variety of remedies including: recision of the agreements between At Home and Cablevision and cancellation of all warrants currently held by Cablevision, damages, and/or an order prohibiting Cablevision from continuing to offer its Optimum Online service and requiring it to convert its Optimum Online customers to the Optimum@Home service and to roll out the Optimum@Home service. Cablevision has filed an answer to the complaint denying the material allegations and asserting various affirmative defenses. Cablevision currently holds warrants to purchase 20,462,596 shares of At Home common stock, exercisable at a price of $0.25 per share. On September 28, 2001, At Home filed a petition for reorganization in federal bankruptcy court.

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

                                                               Nine Months Ended                         Three Months Ended
                                                      ---------------------------------           ---------------------------------
                                                                 September 30,                              September 30,
                                                      ---------------------------------           ---------------------------------
                                                          2001                  2000                 2001                   2000
                                                      -----------           -----------           -----------           -----------
REVENUES
Telecommunication Services .................          $ 1,688,434           $ 1,756,224           $   572,431           $   592,867
Rainbow Media Group ........................              427,458               353,525               143,522               120,916
MSG ........................................              527,052               562,013               128,747               143,851
Retail Electronics .........................              460,970               467,440               153,900               171,682
All Other ..................................              137,332               142,570                46,603                45,811
Intersegment Eliminations ..................             (125,941)             (116,423)              (41,422)              (39,579)
                                                      -----------           -----------           -----------           -----------
         Total .............................          $ 3,115,305           $ 3,165,349           $ 1,003,781           $ 1,035,548
                                                      ===========           ===========           ===========           ===========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

                                                               Nine Months Ended                         Three Months Ended
                                                      ---------------------------------           ---------------------------------
                                                                 September 30,                              September 30,
                                                      ---------------------------------           ---------------------------------
                                                          2001                  2000                 2001                   2000
                                                      -----------           -----------           -----------           -----------
ADJUSTED OPERATING CASH FLOW
Telecommunication Services .....................        $ 671,032            $ 733,859            $ 232,954            $ 250,614
Rainbow Media Group ............................           94,691               97,952               34,621               31,320
MSG ............................................           22,676               96,807              (32,404)              29,591
Retail Electronics .............................          (49,100)             (49,806)             (16,896)             (18,038)
All Other ......................................          (85,285)             (63,693)             (32,222)             (21,355)
                                                        ---------            ---------            ---------            ---------
         Total .................................        $ 654,014            $ 815,119            $ 186,053            $ 272,132
                                                        =========            =========            =========            =========

A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:

                                                               Nine Months Ended                         Three Months Ended
                                                      ---------------------------------           ---------------------------------
                                                                 September 30,                              September 30,
                                                      ---------------------------------           ---------------------------------
                                                          2001                  2000                 2001                   2000
                                                      -----------           -----------           -----------           -----------
REVENUE
Total revenue for reportable segments ................. $ 3,103,914          $ 3,139,202          $   998,600          $ 1,029,316
Other revenue and intersegment eliminations ...........      11,391               26,147                5,181                6,232
                                                        -----------          -----------          -----------          -----------
      Total consolidated revenue ...................... $ 3,115,305          $ 3,165,349          $ 1,003,781          $ 1,035,548
                                                        ===========          ===========          ===========          ===========

ADJUSTED OPERATING CASH FLOW TO NET LOSS
Total adjusted operating cash flow for
  reportable segments ................................. $   739,299          $   878,812          $   218,275          $   293,487
Other adjusted operating cash flow deficit ............     (85,285)             (63,693)             (32,222)             (21,355)
Items excluded from adjusted operating cash flow:
      Depreciation and amortization ...................    (759,254)            (709,333)            (271,150)            (238,503)
      Incentive stock plan income (expense) ...........      43,048                 (888)              36,171               (7,233)
      Year 2000 remediation costs .....................          --               (3,473)                  --                   --
      Interest expense ................................    (409,692)            (421,740)            (140,754)            (150,193)
      Interest income .................................      11,910                4,505                2,795                1,801
      Equity in net loss of affiliates ................     (31,274)             (13,034)             (19,931)             (10,765)
      Gain on sale of cable assets and
         programming interests, net ...................   2,178,088              130,758                    8              130,758
      Write-off of deferred financing costs ...........     (14,043)                  --                   --                   --
      Loss on investments, net ........................     (81,807)                  --             (271,239)                  --
      Minority interests ..............................    (326,852)            (124,013)             (20,450)             (37,158)
      Gain on derivative contracts, net ...............     355,805                   --              368,826                   --
      Miscellaneous, net ..............................      (8,757)              (5,286)              (1,719)                (981)
                                                        -----------          -----------          -----------          -----------
         Income (loss) before income taxes ............ $ 1,611,186          $  (327,385)         $  (131,390)         $   (40,142)
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

In December 2000, the FCC granted an extension to R/L DBS' construction permit relating to the direct broadcast satellite frequencies held by R/L DBS. The extension requires the launch of a satellite and commencement of service offerings by not later than December 29, 2003, with specified six month interim construction milestones, non-compliance with which will result in the forfeiture of the construction permit. R/L DBS has entered into an agreement with a satellite manufacturer for the construction of a satellite scheduled to be delivered in May 2003. R/L DBS plans to make additional progress payments to the manufacturer aggregating approximately $46,500 in the quarter ending December 31, 2001. Cablevision continues to evaluate the scope of its pursuit of a direct broadcast satellite business, including exploring opportunities for strategic partnerships for R/L DBS. The contract with the manufacturer permits R/L DBS to terminate the contract at its option at any time and receive a refund of a portion of amounts paid through the date of such termination.

Note 14. AT&T Agreement

On August 8, 2001, Cablevision and AT&T reached an agreement for disposition of the Cablevision NY Group Class A common stock and Rainbow Media Group Class A tracking stock held by AT&T.

The agreement enabled AT&T to piggyback on Cablevision's registration statement, initially filed with the Securities and Exchange Commission on May 30, 2001. Due to general market conditions, Cablevision cancelled plans to sell up to $1 billion of its preferred stock convertible into Cablevision NY Group Class A common stock pursuant to the registration statement. Cablevision amended its registration statement to cover the sale by AT&T of all of its shares of Cablevision NY Group Class A common stock. AT&T sold 19,151,285 shares of its Cablevision NY Group Class A common stock under the registration statement on October 23, 2001, and concurrently with that sale, subsidiaries of AT&T, through a trust, sold 23,407,127 units of a mandatorily exchangeable trust security exchangeable into up to 23,407,127 shares of Cablevision NY Group Class A common stock on or after November 15, 2004. Subsequently, through the exercise by the underwriters of an over-allotment option, an additional 3,511,068 units of the trust security exchangeable into up to an additional 3,511,068 shares of Cablevision NY Group Class A common stock were sold through the trust. AT&T has agreed not to engage in any additional transactions relating to its remaining 2,872,692 shares of Cablevision NY Group Class A common stock until April 21, 2002. Following the expiration of the 180-day lock-up, Cablevision has also agreed to file a registration statement for the sale of AT&T's remaining Cablevision NY Group Class A common stock.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

The agreement also provides that AT&T will have registration rights for its Rainbow Media Group tracking stock and, if requested by AT&T, Cablevision has agreed to file a registration statement for the sale of some or all of AT&T's Rainbow Media Group tracking stock.

Note 15. CONSOLIDATING FINANCIAL INFORMATION

                        CONSOLIDATING BALANCE SHEET DATA
                               September 30, 2001

                                                                                                Adjustments/
                                                            CNYG                 RMG            Eliminations         Cablevision
                                                            ----                 ---            ------------         -----------
ASSETS
Cash and cash equivalents ............................. $   125,040          $   175,922          $        --          $   300,962
Accounts receivable trade, net ........................     249,548               95,532                   --              345,080
Notes and other receivables ...........................     146,453                   --                7,118              153,571
Inventory, prepaid expenses and other assets ..........     337,484               18,111                4,014              359,609
Property, plant and equipment, net ....................   3,772,295               59,720                   --            3,832,015
Investments in affiliates .............................      27,212               49,074               (1,198)              75,088
Investment securities available-for-sale ..............          --                   --                  225                  225
Investment securities pledged as collateral ...........   1,445,115                   --                   --            1,445,115
Other investments .....................................      18,434                   --                   --               18,434
Derivative contracts ..................................     335,850                   --                   --              335,850
Advances to affiliates ................................     256,086               99,639             (190,387)             165,338
Feature film inventory ................................          --              396,889                  743              397,632
Other long-term assets ................................          --               12,100              (12,100)                  --
Intangible assets, net ................................   2,460,570              192,647                   --            2,653,217
Deferred financing, acquisition and other costs, net ..     124,900               57,146                   --              182,046
                                                        -----------          -----------          -----------          -----------
                                                        $ 9,298,987          $ 1,156,780          $  (191,585)         $10,264,182
                                                        ===========          ===========          ===========          ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Accounts payable and accrued expenses ................. $ 1,358,232          $   109,784          $     7,999          $ 1,476,015
Accounts payable to affiliates ........................      50,178              148,208             (198,386)                  --
Other liabilities .....................................     597,694              449,161                   --            1,046,855
Debt ..................................................   6,652,350               26,354                   --            6,678,704
                                                        -----------          -----------          -----------          -----------
      Total liabilities ...............................   8,658,454              733,507             (190,387)           9,201,574
                                                        -----------          -----------          -----------          -----------

Deficit investments ...................................          --                1,198               (1,198)                  --

Minority interests ....................................          --                   --              858,493              858,493

Preferred Stock of CSC Holdings, Inc. .................   1,544,294                   --                   --            1,544,294

Commitments and contingencies

Total stockholders' deficiency ........................    (903,761)             422,075             (858,493)          (1,340,179)
                                                        -----------          -----------          -----------          -----------
                                                        $ 9,298,987          $ 1,156,780          $  (191,585)         $10,264,182
                                                        ===========          ===========          ===========          ===========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

                        CONSOLIDATING BALANCE SHEET DATA
                                December 31, 2000

                                                                                                Adjustments/
                                                            CNYG                 RMG            Eliminations         Cablevision
                                                            ----                 ---            ------------         -----------
ASSETS

Cash and cash equivalents ............................. $    37,912          $        28          $        --          $    37,940
Accounts receivable trade, net ........................     229,151               75,262                   --              304,413
Notes and other receivables ...........................     139,641                   --                9,725              149,366
Inventory, prepaid expenses and other assets ..........     285,882               17,920               (7,414)             296,388
Property, plant and equipment, net ....................   3,223,485               62,189                   --            3,285,674
Investments in affiliates .............................      43,471               56,120               (2,367)              97,224
Investment securities available-for-sale ..............     811,046                   --                  572              811,618
Other investments .....................................     116,940                   --                   --              116,940
Advances to affiliates ................................     388,208               63,132             (354,821)              96,519
Feature film inventory, net ...........................          --              339,519                7,689              347,208
Other long-term assets ................................          --               10,572              (10,572)                  --
Net assets held for sale ..............................     309,423                   --                   --              309,423
Intangible assets, net ................................   2,092,851              194,719                   --            2,287,570
Deferred financing, acquisition and other
   costs, net .........................................     108,679               24,328                   --              133,007
                                                        -----------          -----------          -----------          -----------
                                                        $ 7,786,689          $   843,789          $  (357,188)         $ 8,273,290
                                                        ===========          ===========          ===========          ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Accounts payable and accrued expenses ................. $ 1,421,470          $   138,632          $    10,518          $ 1,570,620
Accounts payable to affiliates ........................      50,403              314,935             (365,338)                  --
Other liabilities .....................................     301,317              259,492                   --              560,809
Debt ..................................................   6,146,025              393,436                   --            6,539,461
                                                        -----------          -----------          -----------          -----------
      Total liabilities ...............................   7,919,215            1,106,495             (354,820)           8,670,890
                                                        -----------          -----------          -----------          -----------

Deficit investments ...................................          --                2,367               (2,367)                  --

Minority interests ....................................          --                   --              587,985              587,985

Preferred Stock of CSC Holdings, Inc. .................   1,544,294                   --                   --            1,544,294

Commitments and contingencies

Total stockholders' deficiency ........................  (1,676,820)            (265,073)            (587,986)          (2,529,879)
                                                        -----------          -----------          -----------          -----------
                                                        $ 7,786,689          $   843,789          $  (357,188)         $ 8,273,290
                                                        ===========          ===========          ===========          ===========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

                    CONSOLIDATING RESULTS OF OPERATIONS DATA

                                                                      Three Months Ended September 30, 2001
                                                           --------------------------------------------------------
                                                                                         Adjustments/
                                                              CNYG            RMG        Eliminations   Cablevision
                                                              ----            ---        ------------   -----------
Revenues, net ..........................................   $   864,359    $   143,522    $    (4,100)   $ 1,003,781

Operating expenses:
   Technical and operating .............................       351,015         57,182         (4,100)       404,097
   Retail electronics cost of sales ....................       125,794             --             --        125,794
   Selling, general & administrative ...................       212,874         41,320         (2,528)       251,666
   Corporate, general and
       administrative allocation .......................        (6,932)         4,404          2,528             --
   Depreciation and amortization .......................       260,616         10,534             --        271,150
                                                           -----------    -----------    -----------    -----------

Operating income (loss) ................................       (79,008)        30,082             --        (48,926)

Other income expense), net .............................       (62,698)           684        (20,450)       (82,464)
                                                           -----------    -----------    -----------    -----------

Income (loss) before income taxes and
   dividend requirements ...............................      (141,706)        30,766        (20,450)      (131,390)

   Income tax (expense) benefit ........................        67,249        (12,922)            --         54,327
                                                           -----------    -----------    -----------    -----------

Net income (loss) before dividend
   requirements ........................................       (74,457)        17,844        (20,450)       (77,063)

   Dividend requirements applicable to
       preferred stock .................................       (43,629)            --         43,629             --
                                                           -----------    -----------    -----------    -----------

Net income (loss) ......................................      (118,086)        17,844         23,179        (77,063)

Net income or loss attributed to parties
   other than Cablevision Systems
   Corporation shareholders ............................        36,866        (13,687)       (23,179)            --
                                                           -----------    -----------    -----------    -----------

Net income (loss) attributed to Cablevision
   Systems Corporation shareholders ....................   $   (81,220)   $     4,157    $        --    $   (77,063)
                                                           ===========    ===========    ===========    ===========

                                                                      Three Months Ended September 30, 2000
                                                           --------------------------------------------------------
                                                                                         Adjustments/
                                                              CNYG            RMG        Eliminations   Cablevision
                                                              ----            ---        ------------   -----------
Revenues, net ..........................................   $   919,932    $   120,916    $    (5,300)   $ 1,035,548

Operating expenses:
   Technical and operating .............................       322,262         48,788         (5,300)       365,750
   Retail electronics cost of sales ....................       142,008             --             --        142,008
   Selling, general & administrative ...................       194,101         32,713         36,077        262,891
   Corporate, general and
       administrative allocation .......................        27,436          8,641        (36,077)            --

   Depreciation and amortization .......................       229,238          9,265             --        238,503
                                                           -----------    -----------    -----------    -----------

Operating income (loss) ................................         4,887         21,509             --         26,396

Other income expense), net .............................       (13,004)       (16,376)       (37,158)       (66,538)
                                                           -----------    -----------    -----------    -----------

Income (loss) before income taxes and
   dividend requirements ...............................        (8,117)         5,133        (37,158)       (40,142)


   Income tax (expense) benefit ........................            --             --             --             --
                                                           -----------    -----------    -----------    -----------

Net income (loss) before dividend
   requirements ........................................        (8,117)         5,133        (37,158)       (40,142)


   Dividend requirements applicable to
       preferred stock .................................       (41,981)            --         41,981             --
                                                           -----------    -----------    -----------    -----------

Net income (loss) ......................................       (50,098)         5,133          4,823        (40,142)

Net income or loss attributed to parties
   other than Cablevision Systems
   Corporation shareholders ............................         9,204         (4,381)        (4,823)            --
                                                           -----------    -----------    -----------    -----------

Net income (loss) attributed to Cablevision
   Systems Corporation shareholders ....................   $   (40,894)   $       752    $        --    $   (40,142)
                                                           ===========    ===========    ===========    ===========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

                    CONSOLIDATING RESULTS OF OPERATIONS DATA

                                                                      Nine Months Ended September 30, 2001
                                                           --------------------------------------------------------
                                                                                         Adjustments/
                                                              CNYG            RMG        Eliminations   Cablevision
                                                              ----            ---        ------------   -----------
Revenues, net ..........................................   $ 2,700,347    $   427,458    $   (12,500)   $ 3,115,305

Operating expenses:
   Technical and operating .............................     1,075,409        173,565        (12,500)     1,236,474
   Retail electronics cost of sales ....................       371,233             --             --        371,233
   Selling, general & administrative ...................       613,493        133,883         63,160        810,536
   Corporate, general and
       administrative allocation .......................        46,050         17,110        (63,160)            --
   Depreciation and amortization .......................       728,166         31,088             --        759,254
                                                           -----------    -----------    -----------    -----------

Operating income (loss) ................................      (134,004)        71,812             --        (62,192)

Other income (expense), net ............................     1,269,298        730,932       (326,852)     1,673,378
                                                           -----------    -----------    -----------    -----------

Income (loss) before income taxes and
   dividend requirements ...............................     1,135,294        802,744       (326,852)     1,611,186

   Income tax expense ..................................       (92,383)      (229,501)            --       (321,884)
                                                           -----------    -----------    -----------    -----------

Net income (loss) before dividend
   requirements ........................................     1,042,911        573,243       (326,852)     1,289,302

   Dividend requirements applicable to
       preferred stock .................................      (130,887)            --        130,887             --
                                                           -----------    -----------    -----------    -----------

Net income (loss) ......................................       912,024        573,243       (195,965)     1,289,302

Net income or loss attributed to parties
   other than Cablevision Systems
   Corporation shareholders ............................        21,842       (217,807)       195,965             --
                                                           -----------    -----------    -----------    -----------

Net income (loss) attributed to Cablevision
   Systems Corporation shareholders ....................   $   933,866    $   355,436    $        --    $ 1,289,302
                                                           ===========    ===========    ===========    ===========

                                                                      Nine Months Ended September 30, 2000
                                                           --------------------------------------------------------
                                                                                         Adjustments/
                                                              CNYG            RMG        Eliminations   Cablevision
                                                              ----            ---        ------------   -----------
Revenues, net ..........................................   $ 2,827,383    $   353,525    $   (15,559)   $ 3,165,349

Operating expenses:
   Technical and operating .............................     1,077,840        137,414        (15,559)     1,199,695
   Retail electronics cost of sales ....................       383,860             --             --        383,860
   Selling, general & administrative ...................       584,485         97,248         89,303        771,036
   Corporate, general and
       administrative allocation .......................        68,271         21,032        (89,303)            --
   Depreciation and amortization .......................       680,016         29,317             --        709,333
                                                           -----------    -----------    -----------    -----------

Operating income (loss) ................................        32,911         68,514             --        101,425

Other income (expense), net ............................      (263,702)       (41,095)      (124,013)      (428,810)
                                                           -----------    -----------    -----------    -----------

Income (loss) before income taxes and
   dividend requirements ...............................      (230,791)        27,419       (124,013)      (327,385)


   Income tax expense ..................................            --             --             --             --
                                                           -----------    -----------    -----------    -----------

Net income (loss) before dividend
   requirements ........................................      (230,791)        27,419       (124,013)      (327,385)

   Dividend requirements applicable to
       preferred stock .................................      (122,510)            --        122,510             --
                                                           -----------    -----------    -----------    -----------

Net income (loss) ......................................      (353,301)        27,419         (1,503)      (327,385)

Net income or loss attributed to parties
   other than Cablevision Systems
   Corporation shareholders ............................        12,338        (13,841)         1,503             --
                                                           -----------    -----------    -----------    -----------

Net income (loss) attributed to Cablevision

   Systems Corporation shareholders ....................   $  (340,963)   $    13,578    $        --    $  (327,385)
                                                           ===========    ===========    ===========    ===========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

                       CONSOLIDATING CASH FLOW INFORMATION

                                                                            Nine Months Ended September 30, 2001
                                                        --------------------------------------------------------------------------

                                                                                                 Adjustments/
                                                            CNYG                 RMG             Eliminations          Cablevision
                                                            ----                 ---             ------------          -----------
Net cash provided by (used in) operating activities ... $   470,359          $     5,555          $  (430,065)         $    45,849
Net cash provided by (used in) investing activities ...    (694,700)             818,759                3,678              127,737
Net cash provided by (used in) financing activities ...     311,469             (648,420)             426,387               89,436
                                                        -----------          -----------          -----------          -----------

Net increase in cash and cash equivalents .............      87,128              175,894                   --              263,022


Cash and cash equivalents at beginning of year ........      37,912                   28                   --               37,940
                                                        -----------          -----------          -----------          -----------

Cash and cash equivalents at end of period ............ $   125,040          $   175,922          $        --          $   300,962
                                                        ===========          ===========          ===========          ===========

                                                                            Nine Months Ended September 30, 2000
                                                        --------------------------------------------------------------------------

                                                                                                 Adjustments/
                                                            CNYG                 RMG             Eliminations          Cablevision
                                                            ----                 ---             ------------          -----------
Net cash provided by (used in) operating activities ... $   188,713          $    30,589          $    (9,848)         $   209,454
Net cash provided by (used in) investing activities ...  (1,060,067)             (11,316)              20,728           (1,050,655)
Net cash provided by (used in) financing activities ...     846,724              (18,751)             (10,880)             817,093
                                                        -----------          -----------          -----------          -----------

Net increase (decrease) in cash and cash equivalents ..     (24,630)                 522                   --              (24,108)


Cash and cash equivalents at beginning of year ........      62,560                  105                   --               62,665
                                                        -----------          -----------          -----------          -----------

Cash and cash equivalents at end of period ............ $    37,930          $       627          $        --          $    38,557
                                                        ===========          ===========          ===========          ===========

Note 16. SUBSEQUENT EVENTS

On November 1, 2001, CSC Holdings redeemed its $300,000 face value 9-1/4% senior subordinated notes due 2005 at a redemption price of 103.1%, plus accrued interest and its $150,000 face value 9-7/8% senior subordinated notes due 2006 at a redemption price of 104.938%, plus accrued interest.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains or incorporates by reference statements that constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995 including the statements under "2001 Outlook - Cablevision NY Group" and "Liquidity and Capital Resources". Investors are cautioned that such forward looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward looking statements as a result of various factors. Factors that may cause such differences to occur include but are not limited to:

      o     the level of the Company's revenues;
      o subscriber demand and growth, including demand for and growth of our digital cable service, which are impacted by competition from other services, such as DBS, and the other factors set forth below;
      o     the cost of programming and industry conditions;
      o     the regulatory environment in which the Company operates;
      o general economic conditions in the areas in which we operate, which may continue to be impacted by the continuing effects of the September 11 terrorist attacks on the World Trade Center and the Pentagon;
      o demand for advertising time and space, which may continue to be impacted by the continuing effects of the September 11 terrorist attacks on the World Trade Center and the Pentagon;
      o the level of capital expenditures and whether our capital expenditures increase as expected;
      o the level of our expenses, including costs of our new services, such as expenses related to the development of our high speed data services and the introduction of our digital services;
      o     pending and future acquisitions and dispositions of assets;
      o     market demand for new services;
      o whether any pending uncompleted transactions are completed on the terms and at the times set forth (if at all);
      o competition from existing competitors and new competitors entering the Company's franchise areas;
      o other risks and uncertainties inherent in the cable television business, the programming and entertainment businesses and the Company's other businesses;
      o financial community and rating agency perceptions of the Company's business, operations, financial condition and the industry in which it operates; and
      o the factors described in Cablevision Systems Corporation's filings with the Securities and Exchange Commission, including the sections entitled "Risk Factors" contained therein.

The Company disclaims any obligation to update or revise the forward-looking statements contained or incorporated by reference herein, except as otherwise required by applicable federal securities laws.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

RECENT TRANSACTIONS - CABLEVISION NY GROUP

2001 TRANSACTION. In January 2001, CSC Holdings, Inc. completed the sale of its cable systems in Boston and eastern Massachusetts to AT&T Corp. in exchange for cable television systems of AT&T in certain northern New York suburbs and for AT&T common stock and cash.

2000 TRANSACTIONS. In September 2000, CSC Holdings, Inc. completed the sale of its cable television system serving Kalamazoo, Michigan and in November 2000, CSC Holdings completed the sale of cable television systems in the greater Cleveland, Ohio metropolitan area.

In August 2000, Rainbow Media Holdings, Inc. purchased the remaining interests in News 12 New Jersey LLC that it did not already own from Newark Morning Ledger Co.

RECENT TRANSACTIONS - RAINBOW MEDIA GROUP

2001 TRANSACTIONS. In April 2001, Metro-Goldwyn-Mayer Inc. acquired a 20% interest in certain national programming businesses of Rainbow Media Holdings which are included in Rainbow Media Group.

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

STATEMENT OF OPERATIONS DATA - CABLEVISION SYSTEMS CORPORATION

                                                                     Three Months Ended September 30,
                                                     ----------------------------- ----------------------------
                                                                   2001                          2000
                                                     -----------------------------  ----------------------------    (Increase)
                                                                          % of Net                      % of Net     Decrease
                                                        Amount            Revenues     Amount           Revenues    in Net Loss
                                                        ------            --------     ------           --------    -----------
                                                                         (Dollars in thousands)
Revenues, net ....................................   $ 1,003,781            100%    $ 1,035,548            100%    $   (31,767)

Operating expenses:
   Technical and operating .......................       404,097             40         365,750             35         (38,347)
   Retail electronics cost of sales ..............       125,794             13         142,008             14          16,214
   Selling, general & administrative .............       251,666             25         262,891             25          11,225
   Depreciation and amortization .................       271,150             27         238,503             23         (32,647)
                                                     -----------                    -----------                    -----------
Operating income (loss) ..........................       (48,926)            (5)         26,396              3         (75,322)
Other income (expense):
   Interest expense, net .........................      (137,959)           (14)       (148,392)           (14)         10,433
   Equity in net loss of affiliates ..............       (19,931)            (2)        (10,765)            (1)         (9,166)
   Gain on sale of cable assets and
      programming interests, net .................             8             --         130,758             13        (130,750)
   Loss on investments, net ......................      (271,239)           (27)             --             --        (271,239)
   Minority interests ............................       (20,450)            (2)        (37,158)            (4)         16,708
   Gain on derivative contracts, net .............       368,826             37              --             --         368,826
   Miscellaneous, net ............................        (1,719)            --            (981)            --            (738)
                                                     -----------                    -----------                    -----------
Income (loss) before income taxes ................      (131,390)           (13)        (40,142)            (4)        (91,248)
   Income tax benefit ............................        54,327              5              --             --          54,327
                                                     -----------                    -----------                    -----------
Net loss .........................................   $   (77,063)            (8)%   $   (40,142)            (4)%   $   (36,921)
                                                     ===========                    ===========                    ===========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

                                                                     Nine Months Ended September 30,
                                                     ----------------------------- ----------------------------
                                                                   2001                          2000
                                                     -----------------------------  ----------------------------    (Increase)
                                                                          % of Net                      % of Net     Decrease
                                                        Amount            Revenues     Amount           Revenues    in Net Loss
                                                        ------            --------     ------           --------    -----------
                                                                         (Dollars in thousands)
Revenues, net ....................................   $ 3,115,305            100%    $ 3,165,349            100%    $   (50,044)

Operating expenses:
   Technical and operating .......................     1,236,474             40       1,199,695             38         (36,779)
   Retail electronics cost of sales ..............       371,233             12         383,860             12          12,627
   Selling, general & administrative .............       810,536             26         771,036             24         (39,500)
   Depreciation and amortization .................       759,254             24         709,333             22         (49,921)
                                                     -----------                    -----------                    -----------
Operating income (loss) ..........................       (62,192)            (2)        101,425              3        (163,617)
Other income (expense):
   Interest expense, net .........................      (397,782)           (13)       (417,235)           (13)         19,453
   Equity in net loss of affiliates ..............       (31,274)            (1)        (13,034)            --         (18,240)
   Gain on sale of cable assets and
      programming interests, net .................     2,178,088             70         130,758              4       2,047,330
   Loss on investments, net ......................       (81,807)            (3)             --             --         (81,807)
   Write-off of deferred financing cost ..........       (14,043)            --              --             --         (14,043)
   Minority interests ............................      (326,852)           (10)       (124,013)            (4)       (202,839)
   Gain on derivative contracts, net .............       355,805             11              --             --         355,805

   Miscellaneous, net ............................        (8,757)            --          (5,286)            --          (3,471)
                                                     -----------                    -----------                    -----------
Income (loss) before income taxes ................     1,611,186             52        (327,385)           (10)      1,938,571
   Income tax expense ............................      (321,884)           (10)             --             --        (321,884)
                                                     -----------                    -----------                    -----------
Net income (loss) ................................   $ 1,289,302             41%    $  (327,385)           (10)%   $ 1,616,687
                                                     ===========                    ===========                    ===========

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000.

CONSOLIDATED RESULTS - CABLEVISION SYSTEMS CORPORATION

REVENUES for the three and nine months ended September 30, 2001 decreased $31.8 million (3%) and $50.0 million (2%) as compared to revenues for the same periods in the prior year. The net decreases are attributable to the following:

                                                                                        Three Months    Nine Months
                                                                                        ------------    -----------
                                                                                          Ended September 30, 2001
                                                                                          ------------------------
                                                                                          (dollars in thousands)
Decrease in revenue attributable to the Transactions..............................         $(68.7)        $(212.3)
Increase in revenue from developing modem and telephone businesses and deferred revenue recognized in connection with the warrants previously received from At
  Home............................................................................           29.1            83.1
Decrease in retail electronics sales..............................................          (17.8)           (6.5)
Higher revenue per cable television subscriber....................................           20.4            53.4
Increased revenue in Rainbow Media Holdings' programming services.................            5.8            25.2
Increased revenue attributable to internal growth in the average number of cable
  television subscribers..........................................................            5.1            19.3
Other net decreases...............................................................           (5.7)          (12.2)
                                                                                           ------          ------
                                                                                           $(31.8)         $(50.0)
                                                                                           ======          ======

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

TECHNICAL AND OPERATING EXPENSES for the three and nine months ended September 30, 2001 increased $38.3 million (10%) and $36.8 million (3%) compared to the same periods in 2000. For the three months ended September 30, 2001, an increase of $48.8 million resulted from costs relating to certain Knicks player transactions at Madison Square Garden and increases of $15.7 million resulted from increased costs directly associated with the growth in revenues and subscribers discussed above. These increases were partially offset by a decrease of approximately $26.2 million attributable to the Transactions. For the nine months ended September 30, 2001, an increase of $103.0 million resulted from increased costs directly associated with the growth in revenues and subscribers discussed above as well as the increase of $48.8 million in costs relating to certain Knicks player transactions at Madison Square Garden. These increases were partially offset by decreases of approximately $85.0 million attributable to the Transactions and a $30.0 million decrease attributable to a settlement from YankeeNets (see discussion below). As a percentage of revenues, technical and operating expenses increased 5% and 2%, respectively, during the three and nine months ended September 30, 2001 as compared to the 2000 periods.

RETAIL ELECTRONICS COST OF SALES for the three and nine months ended September 30, 2001 amounted to approximately $125.8 million and $371.2 million (82% and 81%, respectively, of retail electronics sales) compared to approximately $142.0 million and $383.9 million (83% and 82%, respectively, of retail electronics sales) for the three and nine months ended September 30, 2000. Cost of sales includes the cost of merchandise sold, including freight costs incurred and certain occupancy and buying costs, for the Company's retail electronics segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased $11.2 million (4%) for the three months ended September 30, 2001 and increased $39.5 million (5%) for the nine months ended September 30, 2001 over the comparable periods in 2000. The net decrease for the three months ended September 30, 2001 was comprised of a $42.0 million decrease in expenses related to an incentive stock plan and a decrease of approximately $13.8 million attributable to the Transactions. These decreases were partially offset by increases of approximately $44.6 million that resulted primarily from additional customer service, sales and marketing and administrative costs. The net increase for the nine months ended September 30, 2001 was comprised of an increase of approximately $123.1 million due primarily to additional customer service, sales and marketing and administrative costs, partially offset by a decrease of approximately $42.8 million due to lower expenses related to an incentive stock plan, a decrease of $37.3 million attributable to the Transactions and a decrease of approximately $3.5 million due to lower Year 2000 remediation costs. As a percentage of revenues, selling, general and administrative expenses remained relatively constant during the three month period and increased 2% during the nine month period in 2001 compared to the same periods in 2000. Excluding the effects of the incentive stock plan and the Year 2000 remediation costs, as a percentage of revenues such costs increased 4% and 3%, respectively, during the 2001 periods as compared to 2000.

DEPRECIATION AND AMORTIZATION EXPENSE increased $32.6 million (14%) and $49.9 million (7%) for the three and nine months ended September 30, 2001 as compared to the same periods in 2000. The increase for the three months ended September 30, 2001 was comprised of increases of approximately $25.2 million due primarily to depreciation of new plant assets and an increase of $7.4 million resulting from the Transactions. The net increase for the nine months ended

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

September 30, 2001 was comprised of increases of approximately $76.6 million due primarily to depreciation of new plant assets, partially offset by a decrease of $26.7 million resulting from the Transactions.

NET INTEREST EXPENSE decreased $10.4 million (7%) and $19.5 million (5%) for the three and nine months ended September 30, 2001, respectively, compared to the same periods in 2000. The net decreases were primarily attributable to lower interest rates, an increase in interest income and lower debt balances.

EQUITY IN NET LOSS OF AFFILIATES increased to $19.9 million and $31.3 million for the three and nine months ended September 30, 2001, respectively. Such amounts consist of the Company's share of the net income or loss of certain businesses in which the Company has varying minority ownership interests.

GAIN ON SALE OF CABLE ASSETS AND PROGRAMMING INTERESTS, NET for the three and nine months ended September 30, 2001 consists primarily of the gain recognized on the disposition of the Company's cable television systems in Massachusetts and the gain from the sale of a 20% minority interest in certain of the Company's programming businesses.

GAIN (LOSS) ON INVESTMENTS, NET for the three and nine months ended September 30, 2001 consists of the following:

                                                                                        Three Months    Nine Months
                                                                                        ------------    -----------
                                                                                          Ended September 30, 2001
                                                                                          ------------------------
                                                                                           (dollars in thousands)
Charge for an other-than-temporary decline in the fair value of the Company's
  At Home warrants .............................................................            $ (38.9)     $(108.5)

Change in the fair value of Charter, Adelphia, AT&T, AT&T Wireless and
  Salon.com common stock .......................................................             (232.3)      (259.7)

Gain recognized in connection with the reclassification of the shares of Charter and Adelphia common stock from securities available-for-sale to
  trading securities upon the adoption of SFAS 133 .............................                 --        286.4
                                                                                            -------      -------
                                                                                            $(271.2)     $ (81.8)
                                                                                            =======      =======

GAIN ON DERIVATIVE CONTRACTS of $368.8 million and $355.8 million for the three and nine months ended September 30, 2001, consists principally of $329.2 million and $311.9 million, respectively, due to the change in fair value of the Company's prepaid forward contracts and $39.6 million and $43.9 million, respectively, due to a change in fair value of its interest rate swap contracts.

WRITE-OFF OF DEFERRED FINANCING COSTS of $14.0 million for the nine months ended September 30, 2001 consists principally of costs written off in connection with amendments to, or termination of, the Company's credit agreements.

MINORITY INTERESTS for the three and nine months ended September 30, 2001 include CSC Holdings' preferred stock dividend requirements, Fox Sports Networks, LLC's share of the net loss of Regional Programming Partners, Metro-Goldwyn-Mayer's share of the net income or loss

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

of American Movie Classics, Bravo, IFC and WE:Women's Entertainment and NBC-Rainbow Holding, Inc.'s share of the net income (loss) of Rainbow Media Holdings. For the prior year periods, minority interests include CSC Holdings' preferred stock dividend requirements, Fox Sports Networks' share of the net income (loss) of Regional Programming Partners and NBC-Rainbow Holding's share of the net loss of Rainbow Media Holdings.

INCOME TAX BENEFIT for the three months ended September 30, 2001 of $54.3 million reflects the Company's ability to utilize the current quarter's loss to reduce its deferred tax liabilities. The income tax expense for the nine months ended September 30, 2001 of $321.9 million was a direct result of the Company's pre-tax income, partially offset by a reduction in the tax valuation allowance.

NET MISCELLANEOUS EXPENSE increased $0.7 million for the three months ended September 30, 2001 and $3.5 million for the nine months ended September 30, 2001 as compared to the same periods in 2000.

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

                                                                    Three Months Ended September 30,
                                                     ----------------------------------------------------------
                                                                   2001                          2000
                                                     -----------------------------  ----------------------------
                                                                          % of Net                      % of Net
                                                        Amount            Revenues     Amount           Revenues
                                                     -----------          --------    ---------         --------
                                                                           (dollars in thousands)
Revenues, net ..................................     $572,431              100%       $592,867           100%
Technical and operating expenses ...............      222,807               39         235,588            40
Selling, general and administrative expenses ...       97,287               17         110,954            19
Depreciation and amortization ..................      186,309               33         163,935            28
                                                     --------                         --------
     Operating income ..........................     $ 66,028               12%       $ 82,390            14%
                                                     ========                         ========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

                                                                    Nine Months Ended September 30,
                                                     ----------------------------- ----------------------------
                                                                   2001                          2000
                                                     -----------------------------  ----------------------------
                                                                          % of Net                      % of Net
                                                        Amount            Revenues     Amount           Revenues
                                                     -----------          --------    ---------         --------
                                                                           (dollars in thousands)
Revenues, net ..................................     $1,688,434              100%     $1,756,224           100%
Technical and operating expenses ...............        676,344               40         702,359            40
Selling, general and administrative expenses ...        317,919               19         323,784            18
Depreciation and amortization ..................        515,762               31         481,782            27
                                                     ----------                       ----------
     Operating income ..........................     $  178,409               11%     $  248,299            14%
                                                     ==========                       ==========

REVENUES for the three and nine months ended September 30, 2001 decreased $20.4 million (3%) and $67.8 million (4%) as compared to revenues for the same period in the prior year. The net decreases are attributable to the following:

                                                                                        Three Months    Nine Months
                                                                                        ------------    -----------
                                                                                          Ended September 30, 2001
                                                                                          ------------------------
                                                                                           (dollars in thousands)
Decrease in revenue attributable to the Transactions ...........................            $(70.2)       $(219.2)
Increase in revenue from developing  modem and telephone  businesses and deferred
  revenue recognized in connection with warrants previously received from At Home             29.1          83.1
Higher revenue per cable television subscriber .................................              20.4          53.4
Increased revenue  attributable to internal growth in the average number of
  cable television subscribers .................................................               5.1          19.3
Other net decreases ............................................................              (4.8)         (4.4)
                                                                                            ------        ------
                                                                                            $(20.4)       $(67.8)
                                                                                            ======        ======

TECHNICAL AND OPERATING EXPENSES for the three and nine months ended September 30, 2001 decreased $12.8 million (5%) and $26.0 million (4%) over the same period in 2000. For the three and nine months ended September 30, 2001, approximately $28.1 million and $89.5 million of the decrease was attributable to the Transactions and was partially offset by increased costs of approximately $15.3 million and $63.5 million, respectively, directly associated with the growth in revenues and subscribers discussed above. As a percentage of revenues, technical and operating expenses decreased 1% during the three month period in 2001 and remained relatively constant in the nine month period in 2001 as compared to the same periods in 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased $13.7 million (12%) for the three months ended September 30, 2001 and $5.9 million (2%) for the nine months ended September 30, 2001 as compared to the same periods in 2000. The net decrease for the three months ended September 30, 2001 consisted of a decrease of approximately $22.8 million attributable to lower expenses relating to an incentive stock plan and a decrease of approximately $14.5 million which resulted from the Transactions, partially offset by increases in various other costs aggregating $23.6 million primarily attributable to the Company's developing modem business. The net decrease for the nine months ended September 30, 2001 consisted of decreases of $42.3 million which resulted from the Transactions and $26.6 million attributable to lower expenses relating to

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

an incentive stock plan, partially offset by increases in various costs aggregating $63.0 million, primarily attributable to the Company's developing modem business. As a percentage of revenues, selling, general and administrative expenses decreased 2% and increased 1%, respectively, for the three and nine months ended September 30, 2001 compared to the same periods in 2000. Excluding the effects of the incentive stock plan, as a percentage of revenues such costs increased 2% during each of the 2001 periods compared to the same periods in 2000.

DEPRECIATION AND AMORTIZATION EXPENSE increased $22.4 million (14%) and $34.0 million (7%) for the three and nine months ended September 30, 2001 as compared to the same periods in 2000. The increase for the three months ended September 30, 2001 was comprised of increases of approximately $15.3 million due primarily to depreciation of new plant assets and an increase of $7.1 million resulting from the Transactions. The net increase for the nine months ended September 30, 2001 was comprised of an increase of approximately $61.9 million due primarily to depreciation of new plant assets, partially offset by a decrease of $27.9 million resulting from the Transactions.

RAINBOW MEDIA GROUP

Refer to "Rainbow Media Group" discussion below.

MADISON SQUARE GARDEN

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for Madison Square Garden.

                                                                    Three Months Ended September 30,
                                                     ----------------------------- ----------------------------
                                                                   2001                          2000
                                                     -----------------------------  ----------------------------
                                                                           % of                         % of
                                                       Amount            Revenues       Amount         Revenues
                                                       ------            --------       ------         --------
                                                                           (dollars in thousands)
Revenues, net ..................................     $  128,747              100%     $  143,851           100%
Technical and operating expenses ...............        128,072               99          86,822            60
Selling, general and administrative expenses ...         27,291               21          28,376            20
Depreciation and amortization ..................         23,773               18          28,540            20
                                                     ----------                       ----------
     Operating income (loss) ...................     $  (50,389)             (39)%    $      113            --
                                                     ==========                       ==========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

                                                                    Nine Months Ended September 30,
                                                     ----------------------------- ----------------------------
                                                                   2001                          2000
                                                     -----------------------------  ----------------------------
                                                                            % of                         % of
                                                        Amount            Revenues     Amount           Revenues
                                                        ------            --------     ------           --------
                                                                         (dollars in thousands)
Revenues, net ..................................     $  527,052              100%     $  562,013           100%
Technical and operating expenses ...............        390,315               74         375,871            67
Selling, general and administrative expenses ...        110,589               21          89,443            16
Depreciation and amortization ..................         71,253               14          85,411            15
                                                     ----------                       ----------
     Operating income (loss) ...................     $  (45,105)              (9)%    $   11,288             2%
                                                     ==========                       ==========

REVENUES for the three and nine months ended September 30, 2001 decreased $15.1 million (10%) and $35.0 million (6%), respectively, as compared to revenues for the same periods in the prior year. These declines were primarily attributable to a fewer number of concerts and other special events at Madison Square Garden, Radio City Music Hall and the Hartford Civic Center, as well as lower Knicks playoff revenues as the team was eliminated in the first round of the NBA playoffs in 2001 as compared to advancing to the third round in the same period of the prior year. Partially offsetting these declines were higher revenues for MSG Networks as a result of increased affiliate fees, partially offset by a decline in advertising revenues.

TECHNICAL AND OPERATING EXPENSES for the three and nine months ended September 30, 2001 increased $41.3 million (48%) and $14.4 million (4%), respectively, over the same 2000 periods. These increases are primarily due to provisions recorded in the second and third quarters of 2001 for certain player transactions, as well as higher contractual rights expense in the MSG Networks. Partially offsetting these increases in technical and operating expenses for the nine months ended September 30, 2001 was a credit of $30.0 million as a result of the settlement of litigation with YankeeNets. As a result of the settlement, Madison Square Garden will receive $30.0 million from YankeeNets in 2001 and Madison Square Garden's rights to telecast New York Yankee games will end at the conclusion of the 2001 baseball season. The net increase also includes a decrease in costs directly associated with the decline in the number of concerts and special events and the Knicks playoffs performance discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended September 30, 2001 decreased $1.1 million (4%) as compared to the 2000 level. This decrease is primarily due a $6.7 million decline in expense related to Madison Square Garden's proportionate share of Cablevision's incentive stock plan, partially offset by general cost increases. Selling, general and administrative expenses for the nine months ended September 30, 2001, increased $21.1 million (24%) primarily due to a higher provision for severance, increased legal and professional fees associated with the YankeeNets litigation and other general cost increases, partially offset by a $3.6 million decrease in Madison Square Garden's proportionate share of expense related to Cablevision's incentive stock plan.

DEPRECIATION AND AMORTIZATION EXPENSE for the three and nine months ended September 30, 2001 decreased $4.8 million (17%) and $14.2 million (17%), respectively, as compared to the same

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

periods in 2000 due primarily to lower amortization expense as certain intangibles assets have been fully amortized.

RETAIL ELECTRONICS

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's retail electronics segment, Cablevision Electronics Investments.

                                                                    Three Months Ended September 30,
                                                     ----------------------------- ----------------------------
                                                                   2001                          2000
                                                     -----------------------------  ----------------------------
                                                                          % of Net                      % of Net
                                                        Amount            Revenues     Amount           Revenues
                                                     -----------          --------    ---------         --------
                                                                           (dollars in thousands)
Revenues, net ..................................     $  153,900              100%     $  171,682           100%
Cost of sales ..................................        125,794               82         142,008            83
Selling, general and administrative expenses ...         44,114               29          47,829            28
Depreciation ...................................          8,300                5           5,041             3
                                                     ----------                       ----------
     Operating loss ............................     $  (24,308)             (16)%    $  (23,196)          (14)%
                                                     ==========                       ==========

                                                                     Nine Months Ended September 30,
                                                     ----------------------------- ----------------------------
                                                                   2001                          2000
                                                     -----------------------------  ----------------------------
                                                                          % of Net                      % of Net
                                                        Amount            Revenues     Amount           Revenues
                                                     -----------          --------    ---------         --------
                                                                           (dollars in thousands)
Revenues, net ..................................     $  460,970              100%     $  467,440           100%
Cost of sales ..................................        371,233               81         383,860            82
Selling, general and administrative expenses ...        137,447               30         133,173            28
Depreciation ...................................         23,375                5          13,184             3
                                                     ----------                       ----------
     Operating loss ............................     $  (71,085)             (15)%    $  (62,777)          (13)%
                                                     ==========                       ==========

REVENUES for the three and nine months ended September 30, 2001 decreased $17.8 million (10%) and $6.5 million (1%) to approximately $153.9 million and $461.0 million, respectively, compared to revenues of approximately $171.7 million and $467.4 million for the three and nine months ended September 30, 2000, respectively. The net decrease for the three months ended September 30, 2001 was comprised of a decrease of $13.3 million in cable modem sales no longer being recorded in the retail electronics segment, and a decrease in comparable store sales of $7.0 million, partially offset by an increase of $2.5 million in revenues from new and relocated stores. For the nine months ended September 30, 2001, the net decrease was comprised of a decrease of $29.7 million in cable modem sales no longer being recorded as revenue in the retail electronics segment, partially offset by an increase in comparable store sales of $13.6 million and an increase of $9.6 million from new and relocated stores.

COST OF SALES for the three and nine months ended September 30, 2001 amounted to approximately $125.8 million and $371.2 million (82% and 81% of revenues), compared to costs of sales of $142.0 million and $383.9 million (83% and 82 % of revenues) for the three and nine months ended September 30, 2000, respectively. Such costs include the cost of merchandise sold, including freight costs incurred as well as certain occupancy and buying costs. The decrease

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

in cost of sales, as a percentage of revenues, is primarily attributable to changes in the sales mix and reduced inventory shrinkage.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES amounted to approximately $44.1 million and $137.4 million (29% and 30% of revenues) for the three and nine months ended September 30, 2001, respectively, and $47.8 million and $133.2 million (28% of revenues) for the three and nine months ended September 30, 2000, respectively. The decrease for the three months ended September 30, 2001 of $3.7 million was primarily attributable to increased vendor support for advertising. The increase for the nine months ended September 30, 2001 of $4.3 million was primarily attributable to increased salaries and commissions and other selling expenses, partially offset by the vendor support mentioned above. Selling, general and administrative expenses consist of retail store expenses (excluding certain store occupancy costs), the salaries and commissions of store personnel, the costs of advertising, operating the distribution center and corporate support functions other than buying.

DEPRECIATION EXPENSE amounted to approximately $8.3 million and $23.4 million (5% of revenues) for the three and nine months ended September 30, 2001, respectively, and $5.0 million and $13.2 million (3% of revenues) for the three and nine months ended September 30, 2000, respectively. The increase for the three and nine months ended September 30, 2001 of $3.3 million and $10.2 million, respectively, resulted primarily from depreciation of new fixed assets and increased depreciation of certain software costs.

2001 OUTLOOK - CABLEVISION NY GROUP

On September 11, 2001, terrorists attacked the World Trade Center in New York City and the Pentagon outside of Washington, D.C. In addition to the tragic loss of life and suffering occasioned by these attacks, there has been infrastructure damage and a disruption of commercial and leisure activities, particularly in New York City.

Following the terrorist attacks, the already weak advertising market worsened, resulting in lower advertising sales revenues for our national and regional cable programming networks, including the Madison Square Garden Network, and our local cable television advertising business. In addition, several sports and entertainment events were cancelled at Madison Square Garden and Radio City Music Hall and ticket sales have been lower at rescheduled events. Due to the events of September 11, we expect lower attendance at Madison Square Garden and Radio City Music Hall holiday shows. Our consumer electronics chain, The WIZ, has also experienced lower sales volume since the attacks, particularly in stores located in New York City, and we expect fourth quarter sales to be lower than expected.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

On October 5, 2001, we disclosed the following updated information about our expected 2001 results:

      o We expect our 2001 pro forma cash flow, as described below, for our cable television, high speed data and Cablevision Lightpath Long Island operations to increase between 10% and 12% when compared with 2000.
      o We expect our 2001 pro forma cash flow, as described below, for our telecommunications segment to increase between 6% and 8% when compared to 2000.
      o We expect our 2001 cable television subscriber growth to be between 0.75% and 1% when compared with 2000, on the same pro forma basis described below.
      o We expect cash flow for our Madison Square Garden segment to be approximately $80 million, excluding certain one-time expenses related to the sports teams, and excluding a $30 million payment to us in settlement of certain litigation at Madison Square Garden in 2001.

On November 13, 2001, we disclosed the following updated information about our expected 2001 results:

      o We expect our 2001 cable television subscriber growth, on the same pro forma basis described below, to be 1.3% up from .75%-1% due to strong subscriber gains thus far in the fourth quarter. This growth is partly attributable to the inability of some customers to receive off-air signals following the events of September 11th.
      o We expect our cable modem customers to exceed 490,000, up from 475,000.
      o We expect cash flow for our Madison Square Garden segment to be between $45 million and $50 million, a reduction from the prior estimate of approximately $80 million due primarily to the write-off of a contract for a Knicks player.
      o We expect revenue for the Rainbow Media Group to increase at least 16% in 2001 compared to the previously forecasted increase of 14% to 16%. Cash flow for 2001 is expected to increase approximately 17% compared to 14% to 16% previously forecasted.

When we refer to cash flow in the preceding items, we are referring to operating profit before depreciation and amortization, excluding the effects of stock plan income and expense and Year 2000 remediation expense. Our pro forma cash flow increases give effect to our completed dispositions and acquisitions of cable television systems, as discussed in our Form 10-Qs and in our Form 10-K/A, as if they occurred at the beginning of 2000, and the retroactive application of a write off of modem incentive costs taken in the fourth quarter of 2000.

The terrorist attacks have negatively impacted, and are expected to continue to negatively impact, the U.S. economy generally, the advertising, entertainment and retail environments and the New York City metropolitan area where our businesses are concentrated.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CABLEVISION SYSTEMS CORPORATION

OPERATING ACTIVITIES

Net cash provided by operating activities amounted to $45.8 million for the nine months ended September 30, 2001 compared to $209.5 million for the nine months ended September 30, 2000. The 2001 cash provided by operating activities consisted primarily of an increase in cash resulting from changes in assets and liabilities of $88.6 million, partially offset by a net decrease in cash of $42.8 million resulting from a net loss before depreciation, amortization and other non-cash items.

The 2000 cash provided by operating activities consisted primarily of $390.6 million of income before depreciation, amortization and other non-cash items, partially offset by a net decrease in cash resulting from changes in assets and liabilities of $181.1 million.

INVESTING ACTIVITIES

Net cash provided by investing activities for the nine months ended September 30, 2001 was $127.7 million compared to net cash used in investing activities of $1,050.7 million for the nine months ended September 30, 2000. The 2001 investing activities consisted of net proceeds from the sale of cable assets and programming interests of $1,118.2 million, partially offset by $972.9 million of capital expenditures and other net cash payments of $17.6 million.

The 2000 investing activities consisted of $890.6 million of capital expenditures, $128.7 million of payments for acquisitions, and other net cash payments of $31.4 million.

FINANCING ACTIVITIES

Net cash provided by financing activities amounted to $89.4 million for the nine months ended September 30, 2001 compared to $817.1 million for the nine months ended September 30, 2000. In 2001, the Company's financing activities consisted primarily of $1,549.4 million of proceeds from collateralized indebtedness, $996.8 million from the issuance of senior notes, partially offset by net bank debt repayments of $2,390.5 million and other net cash of $66.3 million.

In 2000, the Company's financing activities consisted primarily of additional bank borrowings of $855.2 million, partially offset by other net cash payments aggregating $38.1 million.

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

STATEMENT OF OPERATIONS DATA - RAINBOW MEDIA GROUP

                                                                     Three Months Ended September 30,
                                                     ----------------------------------------------------------
                                                                   2001                          2000
                                                     -----------------------------  ----------------------------     Increase
                                                                          % of Net                      % of Net    (Decrease)
                                                        Amount            Revenues     Amount           Revenues    in Net Income
                                                        ------            --------     ------           --------    -------------
                                                                         (Dollars in thousands)
Revenues, net ....................................   $   143,522            100%    $   120,916            100%    $    22,606

Operating expenses:
   Technical and operating .......................        57,182             40          48,788             40          (8,394)
   Selling, general & administrative .............        45,724             32          41,354             34          (4,370)
   Depreciation and amortization .................        10,534              7           9,265              8          (1,269)
                                                     -----------                    -----------                    -----------
Operating income .................................        30,082             21          21,509             18           8,573
Other income (expense):
   Interest income (expense), net ................           169             --         (13,100)           (11)         13,269
   Equity in net income (loss) of
     affiliates ..................................           783              1          (2,893)            (2)          3,676
   Gain on sale of programming interests .........             8             --              --             --               8
   Loss on investments ...........................           (36)            --              --             --             (36)
   Miscellaneous, net ............................          (240)            --            (383)            --             143
                                                     -----------                    -----------                    -----------
Income before income taxes .......................        30,766             21           5,133              4          25,633
   Income tax expense ............................       (12,922)            (9)             --             --         (12,922)
                                                     -----------                    -----------                    -----------
Net income .......................................        17,844             12           5,133              4          12,711

Net income or loss attributed
   to parties other than
   Cablevision Systems
   Corporation shareholders ......................       (13,687)           (10)         (4,381)            (4)         (9,306)
                                                     -----------                    -----------                    -----------
Net income attributed to
   Cablevision Systems
   Corporation shareholders ......................   $     4,157              3%    $       752              1%    $     3,405
                                                     ===========                    ===========                    ===========

                                                                     Nine Months Ended September 30,
                                                     ----------------------------- ----------------------------
                                                                   2001                          2000
                                                     -----------------------------  ----------------------------     Increase
                                                                          % of Net                      % of Net    (Decrease)
                                                        Amount            Revenues     Amount           Revenues    In Net Income
                                                        ------            --------     ------           --------    -------------
                                                                         (Dollars in thousands)
Revenues, net ....................................   $   427,458            100%    $   353,525            100%    $    73,933

Operating expenses:
   Technical and operating .......................       173,565             41         137,414             39         (36,151)
   Selling, general & administrative .............       150,993             35         118,280             33         (32,713)
   Depreciation and amortization .................        31,088              7          29,317              8          (1,771)
                                                     -----------                    -----------                    -----------
Operating income .................................        71,812             17          68,514             19           3,298
Other income (expense):
   Interest expense, net .........................       (11,155)            (3)        (36,783)           (10)         25,628
   Equity in net income (loss) of affiliates .....         3,780              1          (3,662)            (1)          7,442
   Gain on sale of programming interests .........       746,310            175              --             --         746,310
   Loss on investments ...........................          (347)            --              --             --            (347)
   Write-off of deferred financing costs .........        (7,433)            (2)             --             --          (7,433)
   Miscellaneous, net ............................          (223)            --            (650)            --             427
                                                     -----------                    -----------                    -----------
Income before income taxes .......................       802,744            188          27,419              8         775,325
   Income tax expense ............................      (229,501)           (54)             --             --        (229,501)
                                                     -----------                    -----------                    -----------
Net income .......................................       573,243            134          27,419              8         545,824

Net income or loss attributed
   to parties other than
   Cablevision Systems
   Corporation shareholders ......................      (217,807)           (51)        (13,841)            (4)       (203,966)
                                                     -----------                    -----------                    -----------
Net income attributed to
   Cablevision Systems
   Corporation shareholders ......................   $   355,436             83%    $    13,578              4%    $   341,858
                                                     ===========                    ===========                    ===========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 - RAINBOW MEDIA GROUP

REVENUES for the three and nine months ended September 30, 2001 increased $22.6 million (19%) and $73.9 million (21%), respectively, as compared to revenues for the same periods in the prior year. Approximately $15.6 million and $47.0 million, respectively, of the increases were attributed to growth in programming network subscribers and rate increases, approximately $6.7 million and $24.0 million, respectively, of the increases were due to higher advertising revenue and the remaining $0.3 million and $2.9 million, respectively, of the increases were primarily due to the Transactions.

TECHNICAL AND OPERATING EXPENSES for the three and nine months ended September 30, 2001 increased $8.4 million (17%) and $36.2 million (26%), respectively, over the comparable 2000 periods primarily due to increased costs directly associated with the net increases in revenues discussed above. As a percentage of revenues such costs remained relatively constant for the three month period and increased 2% for the nine month period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the three and nine months ended September 30, 2001 increased $4.4 million (11%) and $32.7 million (28%), respectively, compared to the same periods in 2000. Increases of approximately $6.8 million and $27.7 million, respectively, resulted from higher sales, marketing, advertising and other general cost increases, and increases of approximately $4.1 million and $13.3 million, respectively, for the three and nine month periods were attributable to the Transactions. These increases were partially offset by a decrease of $6.5 million and $8.3 million, respectively, due to a decrease in charges attributed to Rainbow Media Group related to an incentive stock plan of Cablevision. As a percentage of revenues, selling, general and administrative expenses decreased 2% and increased 2%, respectively, in the 2001 periods compared to the same periods in 2000. Excluding the effects of the incentive stock plan, as a percentage of revenue, such expenses increased 2% for the three month period and 4% for the nine month period.

DEPRECIATION AND AMORTIZATION EXPENSE increased $1.3 million and $1.8 million for the three and nine months ended September 30, 2001, respectively, when compared to the same periods in 2000. These increases are primarily due to the net effect of the Transactions.

NET INTEREST EXPENSE decreased $13.3 million and $25.6 million for the three and nine months ended September 30, 2001, respectively, as compared to the same periods in the prior year. The net decreases are primarily attributable to lower debt balances.

GAIN ON SALE OF PROGRAMMING INTERESTS of $746.3 million for the nine months ended September 30, 2001, resulted from the sale of a 20% minority interest in certain national programming businesses.

EQUITY IN NET INCOME OF AFFILIATES increased to $0.8 million and $3.8 million for three and nine months ended September 30, 2001, respectively, as compared to equity in net loss of affiliates of $2.9 million and $3.7 million for the comparable periods in 2000. Such amounts consist of Rainbow Media Group's share of the net profits and losses of certain programming businesses,

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

primarily regional and national sports programming companies and a national advertising company, in which Rainbow Media Holdings has varying minority ownership interests.

LOSS ON INVESTMENTS primarily represents an other-than-temporary decline in the fair value of Rainbow Media Holdings' investment in Salon.com.

WRITE-OFF OF DEFERRED FINANCING COSTS of $7.4 million for the nine months ended September 30, 2001 consists principally of costs written off in connection with the termination of certain credit agreements.

INCOME TAX EXPENSE for the three and nine months ended September 30, 2001 was a direct result of the pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES - RAINBOW MEDIA GROUP

Refer to Cablevision Systems Corporation's Management's Discussion and Analysis of Financial Condition and Results of Operations below for a discussion of Rainbow Media Group's liquidity and capital resources.

OPERATING ACTIVITIES

Cash provided by operating activities amounted to $5.6 million for the nine months ended September 30, 2001 compared to $30.6 million for the nine months ended September 30, 2000. The 2001 cash provided by operating activities consisted of a net increase in cash resulting from changes in assets and liabilities of $127.1 million, partially offset by a net loss of $121.5 million before depreciation, amortization and other non-cash items.

The 2000 cash provided by operating activities consisted of net income of $75.8 million before depreciation, amortization and other non-cash items, partially offset by a net decrease in cash resulting from changes in assets and liabilities of $45.2 million.

INVESTING ACTIVITIES

Net cash provided by investing activities for the nine months ended September 30, 2001 was $818.8 million compared to net cash used in investing activities of $11.3 million for the nine months ended September 30, 2000. The 2001 cash provided by investing activities consisted of proceeds from the sale of certain programming interests of $825 million and other net proceeds of $1.1 million, partially offset by capital expenditures of $7.3 million.

The 2000 cash used by investing activities consisted solely of capital expenditures.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

FINANCING ACTIVITIES

Net cash used in financing activities amounted to $648.4 million for the nine months ended September 30, 2001 compared to $18.8 million for the nine months ended September 30, 2000. In 2001, financing activities consisted principally of net repayments of bank debt and a note aggregating $654.8 million and other net payments of $5.5 million, partially offset by contributions from Cablevision NY Group of $11.9 million.

In 2000, financing activities consisted of $65.5 million of net distributions to Cablevision NY Group and $3.4 million of payments on capital lease obligations, partially offset by net proceeds from bank debt of $50.2 million.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CABLEVISION NY GROUP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - CABLEVISION NY GROUP

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA - CABLEVISION NY GROUP

                                                                     Three Months Ended September 30,
                                                     ----------------------------- ----------------------------
                                                                   2001                          2000
                                                     -----------------------------  ----------------------------    (Increase)
                                                                          % of Net                      % of Net     Decrease
                                                        Amount            Revenues     Amount           Revenues    in Net Loss
                                                        ------            --------     ------           --------    -----------
                                                                         (Dollars in thousands)
Revenues, net ....................................   $   864,359            100%    $   919,932            100%    $   (55,573)

Operating expenses:
   Technical and operating .......................       351,015             41         322,262             35         (28,753)
   Retail electronics cost of sales ..............       125,794             15         142,008             15          16,214
   Selling, general & administrative .............       205,942             24         221,537             24          15,595
   Depreciation and amortization .................       260,616             30         229,238             25         (31,378)
                                                     -----------                    -----------                    -----------
Operating income (loss) ..........................       (79,008)            (9)          4,887              1         (83,895)
Other income (expense):
   Interest expense, net .........................      (138,128)           (16)       (135,292)           (15)         (2,836)
   Equity in net loss of affiliates ..............       (20,714)            (2)         (7,872)            (1)        (12,842)
   Gain on sale of cable assets, net .............            --             --         130,758             14        (130,758)
   Loss on investments, net ......................      (271,203)           (31)             --             --        (271,203)
   Gain on derivative contracts, net .............       368,826             43              --             --         368,826
   Miscellaneous, net ............................        (1,479)            --            (598)            --            (881)
                                                     -----------                    -----------                    -----------
Loss before income taxes and
   dividend requirements .........................      (141,706)           (16)         (8,117)            (1)       (133,589)
   Income tax benefit ............................        67,249              8              --             --          67,249
                                                     -----------                    -----------                    -----------
Net loss before dividend requirements ............       (74,457)            (9)         (8,117)            (1)        (66,340)
   Dividend requirements applicable to
       preferred stock ...........................       (43,629)            (5)        (41,981)            (5)         (1,648)
                                                     -----------                    -----------                    -----------
Net loss .........................................      (118,086)           (14)        (50,098)            (5)        (67,988)

Net income or loss attributed
   to parties other than
   Cablevision Systems
   Corporation shareholders ......................        36,866              4           9,204              1          27,662
                                                     -----------                    -----------                    -----------
Net income attributed to
   Cablevision Systems
   Corporation shareholders ......................   $   (81,220)            (9)%   $   (40,894)            (4)%   $   (40,326)
                                                     ===========                    ===========                    ===========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

                                                                    Nine Months Ended September 30,
                                                     ----------------------------- ----------------------------
                                                                   2001                          2000
                                                     -----------------------------  ----------------------------    (Increase)
                                                                          % of Net                      % of Net     Decrease
                                                        Amount            Revenues     Amount           Revenues    in Net Loss
                                                        ------            --------     ------           --------    -----------
                                                                         (Dollars in thousands)
Revenues, net ....................................   $ 2,700,347            100%    $ 2,827,383            100%    $  (127,036)

Operating expenses:
   Technical and operating .......................     1,075,409             40       1,077,840             38           2,431
   Retail electronics cost of sales ..............       371,233             14         383,860             14          12,627
   Selling, general & administrative .............       659,543             24         652,756             23          (6,787)
   Depreciation and amortization .................       728,166             27         680,016             24         (48,150)
                                                     -----------                    -----------                    -----------
Operating income (loss) ..........................      (134,004)            (5)         32,911              1        (166,915)
Other income (expense):
   Interest expense, net .........................      (386,627)           (14)       (380,452)           (13)         (6,175)
   Equity in net loss of affiliates ..............       (35,054)            (1)         (9,372)            --         (25,682)
   Gain on sale of cable assets, net .............     1,431,778             53         130,758              5       1,301,020
   Write-off of deferred financing costs .........        (6,610)            --              --             --          (6,610)
   Loss on investments, net ......................       (81,460)            (3)             --             --         (81,460)
   Gain on derivative contracts, net .............       355,805             13              --             --         355,805
   Miscellaneous, net ............................        (8,534)            --          (4,636)            --          (3,898)
                                                     -----------                    -----------                    -----------
Income (loss) before income taxes and
   dividend requirements .........................     1,135,294             42        (230,791)            (8)      1,366,085
   Income tax expense ............................       (92,383)            (3)             --             --         (92,383)
                                                     -----------                    -----------                    -----------
Net income (loss) before dividend
   requirements ..................................     1,042,911             39        (230,791)            (8)      1,273,702

   Dividend requirements applicable to
       preferred stock ...........................      (130,887)            (5)       (122,510)            (4)         (8,377)
                                                     -----------                    -----------                    -----------
Net income (loss) ................................       912,024             34        (353,301)           (12)      1,265,325

Net income or loss attributed
   to parties other than
   Cablevision Systems
   Corporation shareholders ......................        21,842              1          12,338              -           9,504
                                                     -----------                    -----------                    -----------
Net income attributed to
   Cablevision Systems
   Corporation shareholders ......................   $   933,866             35%   $   (340,963)           (12)%   $ 1,274,829
                                                     ===========                    ===========                    ===========

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

COMBINED RESULTS - CABLEVISION NY GROUP

REVENUES for the three and nine months ended September 30, 2001 decreased $55.6 million (6%) and $127.0 million (4%) as compared to revenues for the comparable periods in the prior year. The net decreases are attributable to the following:

                                                                                        Three Months    Nine Months
                                                                                        ------------    -----------
                                                                                          Ended September 30, 2001
                                                                                          ------------------------
                                                                                           (dollars in thousands)
Decrease in revenue attributable to the Transactions ...........................            $(74.0)      $ (223.0)
Increase in revenue from developing modem and telephone businesses and deferred revenue recognized in connection with warrants previously received from At
   Home ........................................................................              29.1          83.1
Decrease in retail electronics sales ...........................................             (17.8)         (6.5)
Higher revenue per cable television subscriber .................................              20.4          53.4
Decreased revenue in Cablevision NY Group's programming services, including
   Madison Square Garden .......................................................             (15.1)        (41.7)
Increased revenue attributable to internal growth in the average number of
  cable television subscribers .................................................               5.1          19.3
Other net decreases ............................................................              (3.3)        (11.6)
                                                                                            ------       -------
                                                                                            $(55.6)      $(127.0)
                                                                                            ======       =======

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

TECHNICAL AND OPERATING EXPENSES increased $28.8 million (9%) for the three months ended September 30, 2001 and decreased $2.4 million for the nine months ended September 30, 2001 over the comparable periods in 2000. For the three months ended September 30, 2001, an increase of $48.8 million resulted from costs relating to certain Knicks player transactions at Madison Square Garden and increases of $11.8 million resulted from increased costs directly associated with the growth in revenues and subscribers discussed above. These increases were partially offset by a decrease of approximately $31.8 million attributable to the Transactions. For the nine months ended September 30, 2001, a decrease of approximately $93.3 million was attributable to the Transactions and a decrease of $30.0 million was attributable to a settlement from YankeeNets. These decreases were partially offset by an increase of $72.1 million directly associated with the growth in revenues and subscribers discussed above as well as the increase of $48.8 million in costs relating to the Knicks player transactions. As a percentage of revenues, technical and operating expenses increased 6% and 2%, respectively, during the 2001 periods as compared to the 2000 periods.

RETAIL ELECTRONICS COST OF SALES for the three and nine months ended September 30, 2001 amounted to approximately $125.8 million and $371.2 million (82% and 81%, respectively, of retail electronics sales) compared to approximately $142.0 million and $383.9 million (83% and 82%, respectively, of retail electronics sales) for the three and nine months ended September 30, 2000. Cost of sales includes the cost of merchandise sold, including freight costs incurred and certain occupancy and buying costs, for the Company's retail electronics segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased $15.6 million (7%) for the three months ended September 30, 2001 and increased $6.8 million (1%) for the nine months ended September 30, 2001 as compared to the same periods in 2000. The net decrease for the three months ended September 30, 2001 was comprised of a $36.0 million decrease in charges attributed to Cablevision NY Group related to an incentive stock plan of Cablevision and a decrease of approximately $14.5 million directly attributable to the Transactions. These decreases were partially offset by increases of approximately $34.9 million that resulted from higher administrative, sales and marketing and customer service costs primarily attributable to Cablevision NY Group's developing modem business. The net increase for the nine months ended September 30, 2001 was comprised of an increase of approximately $87.8 million which resulted from higher administrative, sales and marketing and customer service costs primarily attributable to Cablevision NY Group's developing modem business, partially offset by a decrease of approximately $42.3 million directly attributable to the Transactions, a decrease of $35.3 million resulting from reduced charges attributed to Cablevision NY Group related to an incentive stock plan and approximately $3.4 million due to lower Year 2000 remediation costs. As a percentage of revenues, selling, general and administrative expenses remained relatively constant for the three month period in 2001 and increased 1% for the nine month period in 2001 compared to the same 2000 periods. Excluding the effects of the incentive stock plan and Year 2000 remediation costs, as a percentage of revenues such costs increased 4% and 3%, respectively, during the 2001 periods as compared to 2000.

DEPRECIATION AND AMORTIZATION EXPENSE increased $31.4 million (14%) and $48.2 million (7%) for the three and nine months ended September 30, 2001 as compared to the same periods in 2000. The increase for the three months ended September 30, 2001 was comprised of increases of approximately $24.3 million due primarily to depreciation of new plant assets and an increase of

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

$7.1 million resulting from the Transactions. The net increase for the nine months ended September 30, 2001 was comprised of increases of approximately $76.1 million due primarily to depreciation of new plant assets, partially offset by a decrease of $27.9 million resulting from the Transactions.

NET INTEREST EXPENSE increased $2.8 million (2%) and $6.2 million (2%) for the three and nine months ended September 30, 2001 compared to the same periods in 2000. The net increase is attributable primarily to higher debt balances, partially offset by higher interest income.

EQUITY IN NET LOSS OF AFFILIATES increased to $20.7 million and $35.1 million for the three and nine months ended September 30, 2001, respectively, from $7.9 million and $9.4 million in the comparable 2000 periods. Such amounts consist of Cablevision NY Group's share of the net profits and losses of certain programming businesses and a personal communications services business in which Cablevision has varying minority ownership interests.

GAIN ON SALE OF CABLE ASSETS, NET for the three and nine months ended September 30, 2001 consists primarily of the net gain recognized on the disposition of CSC Holdings' cable television systems in Massachusetts.

GAIN ON DERIVATIVE CONTRACTS of $368.8 million and $355.8 million for the three and nine months ended September 30, 2001, consists principally of $329.2 million and $311.9 million, respectively, due to the change in fair value of the Company's prepaid forward contracts and $39.6 million and $43.9 million, respectively, due to a change in fair value of its interest rate swap contracts.

WRITE OFF OF DEFERRED FINANCING COSTS of $6.6 million for the nine months ended September 30, 2001 consists principally of costs written off in connection with amendments to CSC Holdings' credit agreements.

GAIN (LOSS) ON INVESTMENTS, NET for the three and nine months ended September 30, 2001 consists primarily of the following:

                                                                                       Three Months    Nine Months
                                                                                       ------------    -----------
                                                                                         Ended September 30, 2001
                                                                                         ------------------------
                                                                                         (dollars in thousands)
Charge for an other-than-temporary decline in the fair value of the Company's At
   Home warrants ...............................................................          $  (38.9)     $ (108.5)
Change in the fair value of Charter, Adelphia, AT&T and AT&T Wireless common
   stock .......................................................................            (232.3)       (259.4)
Gain recognized in connection with the reclassification of the shares of Charter and Adelphia common stock from securities available-for-sale to trading
   securities upon the adoption of SFAS 133 ....................................                --         286.4
                                                                                          --------      --------
                                                                                          $ (271.2)     $  (81.5)
                                                                                          ========      ========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

INCOME TAX BENEFIT for the three months ended September 30, 2001 of $67.2 million reflects Cablevision NY Group's ability to utilize the current quarter's loss to reduce its deferred tax liabilities. The income tax expense for the nine months ended September 30, 2001 of $92.4 million was a direct result of the pre-tax income, partially offset by a reduction in the tax valuation allowance.

NET MISCELLANEOUS EXPENSE increased $0.9 million for the three months ended September 30, 2001 and $3.9 million for the nine months ended September 30, 2001 as compared to the same periods in 2000.

BUSINESS SEGMENTS RESULTS - CABLEVISION NY GROUP

Cablevision NY Group classifies its business interests into three segments:
Telecommunication Services, consisting principally of its cable television, telephone and modem services operations; Madison Square Garden, which owns and operates professional sports teams, regional cable television networks, live productions and entertainment venues; and Retail Electronics, which represents the operations of Cablevision Electronics Investments' retail electronics stores. CSC Holdings allocates certain costs to each segment based upon their proportionate estimated usage of services. The financial information for the segments does not include inter-segment eliminations.

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

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

OPERATING ACTIVITIES

Cash provided by operating activities amounted to $470.4 million for the nine months ended September 30, 2001 compared to $188.7 million for the nine months ended September 30, 2000. The 2001 cash provided by operating activities consisted primarily of a net increase in cash resulting from changes in assets and liabilities of $260.6 million and net income before depreciation, amortization and other non-cash items of $209.8 million.

The 2000 cash provided by operating activities consisted primarily of $317.6 million of income before depreciation, amortization and other non-cash items, partially offset by a net decrease in cash resulting from changes in assets and liabilities of $128.9 million.

INVESTING ACTIVITIES

Net cash used in investing activities for the nine months ended September 30, 2001 was $694.7 million compared to $1,060.1 million for the nine months ended September 30, 2000. The 2001 investing activities consisted of $965.5 million of capital expenditures and other net cash payments of $22.4 million, partially offset by net proceeds of $293.2 million from the sale of cable assets and programming interests.

The 2000 investing activities consisted of $879.3 million of capital expenditures, $128.7 million of payments for acquisitions and other net cash payments of $52.1 million.

FINANCING ACTIVITIES

Cash provided by financing activities amounted to $311.5 million for the nine months ended September 30, 2001 compared to $846.7 million for the nine months ended September 30, 2000. In 2001, financing activities consisted primarily of $1,549.4 million of proceeds from collateralized indebtedness, $996.8 million from the issuance of senior notes, partially offset by net repayments of bank debt of $2,031.2 million and other net cash payments aggregating $203.5 million.

In 2000, financing activities consisted primarily of $805.0 million from the net proceeds from bank debt and $65.5 million of capital contributions from Rainbow Media Group, partially offset by other net cash payments aggregating $23.8 million.

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

The following table presents selected historical results of operations and other financial information related to the captioned groups or entities as of and for the nine months ended September 30, 2001. For purposes of this discussion, the Company's borrowing structure is segregated between those facilities attributed to Cablevision NY Group and Rainbow Media Group.

                                                               Nine Months Ended September 30, 2001
                                                  ---------------------------------------------------------------
                                                                                     Interest          Capital
                                                  Revenues           AOCF*           Expense         Expenditures
                                                  --------           -----           -------         ------------
                                                                     (dollars in thousands)
                                                                           (unaudited)
CABLEVISION NY GROUP:
  Restricted Group.......................         $1,521,953          $707,353         $367,100          $702,686
  Madison Square Garden..................            527,052            22,676           17,201            19,848
  Retail Electronics.....................            460,970           (49,100)          10,362            23,978
  Other (including eliminations).........            190,372          (121,606)           5,177           219,020
                                                  ----------          --------         --------          --------
     Cablevision NY Group................         $2,700,347          $559,323         $399,840          $965,532
                                                  ==========          ========         ========          ========

RAINBOW MEDIA GROUP......................         $  427,458          $ 94,691         $ 15,544          $  7,343
                                                  ==========          ========         ========          ========

---------------
* Defined as operating income (loss) before depreciation and amortization and excluding incentive stock plan income of $34,839 and $8,209 for Cablevision NY Group and Rainbow Media Group, respectively.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES - CABLEVISION NY GROUP

Funding for Cablevision NY Group's ongoing capital investment and operational requirements is generally provided through separate financial arrangements made available to the Restricted Group, Madison Square Garden and Cablevision Electronics. Debt and redeemable preferred stock of CSC Holdings attributable to Cablevision NY Group, as of September 30, 2001, are outlined in the table below.

                                                          Restricted     Other
                                                            Group       Entities      Total
                                                            -----       --------      -----
                                                                (dollars in thousands)
Senior Debt:
  Restricted Group bank debt ..........................   $       --   $       --   $       --
  MSG bank debt and capital leases ....................           --      218,756      218,756
  Retail Electronics bank debt and capital leases .....           --       82,170       82,170
  Other senior debt and capital leases ................       33,480       17,943       51,423
  Senior notes and debentures .........................    3,690,613           --    3,690,613
  Collateralized indebtedness .........................           --    1,558,965    1,558,965
Subordinated notes and debentures .....................    1,050,423           --    1,050,423
                                                          ----------   ----------   ----------
Total debt ............................................    4,774,516    1,877,834    6,652,350
Redeemable preferred stock of CSC Holdings ............    1,544,294           --    1,544,294
                                                          ----------   ----------   ----------
Total debt and redeemable preferred stock .............   $6,318,810   $1,877,834   $8,196,644
                                                          ==========   ==========   ==========

RESTRICTED GROUP

Cablevision NY Group's Restricted Group currently consists of the cable operations in and around the greater New York City metropolitan area of CSC Holdings and certain subsidiaries, as well as the commercial telephone operations of Cablevision Lightpath, Inc. on Long Island, New York. At September 30, 2001, the Restricted Group encompassed approximately 2,989,000 cable television subscribers.

On November 1, 2001, CSC Holdings redeemed its $300 million face value 9-1/4% senior subordinated notes due 2005 at a redemption price of 103.1%, plus accrued interest and its $150 million face value 9-7/8% senior subordinated notes due 2006 at a redemption price of 104.938%, plus accrued interest. These redemptions were funded with borrowings under the Restricted Group's revolving credit facility.

In August 2001, the Company completed the program it had began earlier in the year to monetize the value of the Charter, Adelphia, and AT&T stock it held, and the shares of AT&T Wireless stock it received in July 2001. All of the Company's shares of common stock of these companies have now been monetized through the execution of prepaid forward contracts, collateralized by an equivalent amount of the respective underlying stock. Such contracts set a floor and ceiling on the Company's participation in the changes in the underlying stock prices, thus eliminating the Company's downside exposure to market risk while providing for upside appreciation potential to the respective ceiling price. At maturity, the contracts provide for the option to deliver cash or shares of Charter, Adelphia, or AT&T Wireless stock (as the case may be), with a value determined by reference to the applicable stock price at maturity. The terms of

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

the AT&T transactions require cash settlement, which the Company currently intends to fulfill through a sale of the underlying common shares.

These prepaid forward transactions are obligations of subsidiaries that are not part of the Restricted Group; however, in the Adelphia and Charter transactions, CSC Holdings provided guarantees of the subsidiaries' ongoing interest expense obligations and certain other contingent obligations. In connection with the AT&T and AT&T Wireless monetization contracts, CSC Holdings entered into prepaid interest rate swaps with a notional contract value of $1.1 billion. These contracts require CSC Holdings to pay floating rates of interest in exchange for receipt of fixed rate payments, the net present value of which was paid to CSC Holdings at the inception of the transaction in a total cash amount of $239.3 million. Combined, the prepaid equity forward and prepaid interest rate swap transactions generated cash proceeds of approximately $1,788.7 million and such amount has been applied towards the repayment of outstanding bank debt under CSC Holdings' revolving credit facility.

In June 2001, the Restricted Group repaid its $2.2 billion credit facilities with borrowings under its new $2.4 billion revolving credit facility. The new $2.4 billion credit facility is a five year revolving credit facility maturing on June 30, 2006 with no interim commitment reductions. As of October 30, 2001, the Restricted Group had outstanding borrowings under its credit facility of $58 million and letters of credit of $54 million, resulting in undrawn revolver commitments of $2,288 million. The Restricted Group's revolver contains certain financial covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring the Restricted Group to maintain certain financial ratios and restricting the permitted uses of borrowed funds.

The Restricted Group's plant upgrade, combined with additional amounts required for the start up and operation of new businesses such as high speed internet access, digital video services, the expansion of telephone services and the roll out of non-Long Island based commercial telephone business (collectively, "New Media"), as well as additional investments or acquisitions, including potential investments in the Rainbow NY Group programming entities, will require significant additional funding. Also, depending on the scope of the Company's pursuit of a direct broadcast satellite business, for which R/L DBS plans to make additional payments of approximately $46.5 million in the fourth quarter ending December 31, 2001, and on the Company's potential future investments in Northcoast Communications, LLC, a wireless personal communications services business in which the Company has a minority investment, significant additional funding may be required. The Restricted Group expects to obtain the requisite funds through internally generated cash, amounts available under existing or new credit facilities, proceeds from asset sales, and/or additional issuances of debt, preferred stock and/or equity securities.

MADISON SQUARE GARDEN

Madison Square Garden has a $500 million revolving credit facility maturing on December 31, 2004. As of October 30, 2001, Madison Square Garden had outstanding debt and letters of credit of $225 million and $13 million, respectively under this facility, resulting in undrawn funds of $262 million. The Madison Square Garden credit facility contains certain financial covenants

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

that may limit Madison Square Garden's ability to utilize all of the undrawn funds available thereunder, including covenants requiring Madison Square Garden to maintain certain financial ratios.

The Company believes that for Madison Square Garden, internally generated funds, together with funds available under its existing credit agreement, will be sufficient to meet its funding requirements for the next twelve months.

RETAIL ELECTRONICS

Cablevision Electronics has a $130 million stand alone credit facility, which matures in April 2003. Under the terms of the credit facility, the total amount of borrowing available to Cablevision Electronics is subject to an availability calculation based on a percentage of eligible inventory. On October 30, 2001, total outstanding debt under the credit facility was $93.3 million with available funds of $2.6 million.

CSC Holdings' cash investment, including intercompany advances, in Cablevision Electronics was approximately $389.3 million at October 30, 2001. Through October 30, 2001, Cablevision Electronics received other financial support from CSC Holdings in the form of guarantees and letters of credit of approximately $44.7 million.

The Company believes that Cablevision Electronics will require additional financial support from CSC Holdings in respect of planned increases in inventory, capital expenditures and other operating requirements and that funds available under Cablevision Electronics' credit agreement, together with this additional financial support, will be sufficient to meet its funding requirements for the next twelve months.

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

Rainbow Media Group's potential future investments in new programming content and services, such as new digital channel programming services, including those being developed by Sterling Digital, and cash payments for carriage of Rainbow Media Group's programming services will require significant additional funding. The Company believes that cash on hand, including cash received in the MGM transaction, cash generated from operations, and amounts available under the existing American Movie Classics credit facility will be sufficient to meet the funding requirements of Rainbow Media Group for the next twelve months.

AMERICAN MOVIE CLASSICS

As discussed above, upon the closing of the MGM transaction, American Movie Classics repaid $365 million in outstanding bank debt, which consisted of $218.2 million in outstanding term loans and $146.8 million in outstanding debt under the revolving portion of the credit facility. As a result, the term loan portion of American Movie Classic's credit facility was cancelled. American Movie Classics has a $200 million reducing revolving credit facility, maturing on March 31, 2006. The amount of the available commitment does not begin to reduce until June 2004. As of October 30, 2001, American Movie Classics had no outstanding borrowings under this facility. The American Movie Classics credit facility contains certain financial covenants that may limit the ability to utilize all of the undrawn funds available, including covenants requiring that certain financial ratios be maintained.

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

Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

It is not practicable for the Company to reasonably estimate the impact of adopting Statement 142 on the Company's financial statements as of September 30, 2001, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both Statement 121 and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement
121. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement 142.

The Company is required to adopt Statement 144 on January 1, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement
121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                              September 30,   December 31,
                                                                  2001            2000
                                                                  ----            ----
                                                               (Unaudited)
ASSETS

Cash and cash equivalents .................................   $     300,962   $      37,940

Accounts receivable, trade (less allowance for doubtful
   accounts of $40,389 and $38,878) .......................         345,080         304,413
Notes and other receivables ...............................         153,571         149,366
Inventory, prepaid expenses and other assets ..............         359,609         296,388
Property, plant and equipment, net ........................       3,832,015       3,285,674
Investments in affiliates .................................          75,088          97,224
Investment securities .....................................             225         811,618
Investment securities pledged as collateral ...............       1,445,115              --
Other investments .........................................          18,434         116,940
Derivative contracts ......................................         335,850              --
Advances to affiliates ....................................         165,338          96,519
Feature film inventory ....................................         397,632         347,208
Net assets held for sale ..................................              --         309,423

Franchises, net of accumulated amortization of
   $918,239 and $777,526 ..................................         785,403         422,900

Affiliation and other agreements, net of accumulated
   amortization of $339,135 and $307,028 ..................         165,185         199,352

Excess costs over fair value of net assets acquired and
   other intangible assets, net of accumulated amortization
   of $928,139 and $853,493 ...............................       1,702,629       1,665,318

Deferred financing, acquisition and other costs, net of
   accumulated amortization of $78,435 and $72,962 ........         182,016         133,007
                                                              -------------   -------------
                                                              $  10,264,152   $   8,273,290
                                                              =============   =============

                            See accompanying notes to
                  condensed consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (continued)

                                                                  September 30,    December 31,
                                                                      2001             2000
                                                                      ----             ----
                                                                   (Unaudited)
LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Accounts payable ..............................................   $     452,208    $     474,088
Accrued liabilities ...........................................       1,015,802        1,086,068
Accounts payable to affiliates ................................          54,064           47,388
Feature film and contract obligations .........................         367,403          331,483
Deferred revenue ..............................................         252,023          229,326
Deferred tax liability ........................................         206,540               --
Liabilities under derivative contracts ........................         220,889               --
Bank debt .....................................................         292,933        2,683,432
Collateralized indebtedness ...................................       1,558,965               --
Senior notes and debentures ...................................       3,690,613        2,693,208
Subordinated notes and debentures .............................       1,050,423        1,048,648
Capital lease obligations and other debt ......................          85,770          114,173
                                                                  -------------    -------------
         Total liabilities ....................................       9,247,633        8,707,814
                                                                  -------------    -------------

Minority interests ............................................         858,493          587,985
                                                                  -------------    -------------

Series H Redeemable Exchangeable Preferred Stock ..............         434,181          434,181
                                                                  -------------    -------------

Series M Redeemable Exchangeable Preferred Stock ..............       1,110,113        1,110,113
                                                                  -------------    -------------

Commitments and contingencies

Stockholder's deficiency:
   Series A Cumulative Convertible Preferred Stock,
      200,000 shares authorized, none issued ..................              --               --
   Series B Cumulative Convertible Preferred Stock,
      200,000 shares authorized, none issued ..................              --               --
   8% Series D Cumulative Preferred Stock, $.01 par value,
      112,500 shares authorized, none issued ($100 per
      share liquidation preference) ...........................              --               --
   Common Stock, $.01 par value, 10,000,000 shares
      authorized, 1,000 shares issued .........................              --               --
Paid-in capital ...............................................         937,538          759,865
Accumulated deficit ...........................................      (2,323,806)      (3,613,108)
                                                                  -------------    -------------
                                                                     (1,386,268)      (2,853,243)
Accumulated other comprehensive income ........................              --          286,440
                                                                  -------------    -------------
Total stockholder's deficiency ................................      (1,386,268)      (2,566,803)
                                                                  -------------    -------------
                                                                  $  10,264,152    $   8,273,290
                                                                  =============    =============

                            See accompanying notes to
                  condensed consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                   Nine Months Ended                     Three Months Ended
                                                                   -----------------                     ------------------
                                                                      September 30,                         September 30,
                                                                      -------------                         -------------
                                                                  2001              2000              2001              2000
                                                              -----------       -----------       -----------       -----------
Revenues, net (including retail electronics sales
   of $460,970, $467,440, $153,900 and $171,682) .......      $ 3,115,305       $ 3,165,349       $ 1,003,781       $ 1,035,548
                                                              -----------       -----------       -----------       -----------

Operating expenses:
   Technical and operating .............................        1,236,474         1,199,695           404,097           365,750
   Retail electronics cost of sales ....................          371,233           383,860           125,794           142,008
   Selling, general and administrative .................          810,536           771,036           251,666           262,891
   Depreciation and amortization .......................          759,254           709,333           271,150           238,503
                                                              -----------       -----------       -----------       -----------
                                                                3,177,497         3,063,924         1,052,707         1,009,152
                                                              -----------       -----------       -----------       -----------

         Operating income (loss) .......................          (62,192)          101,425           (48,926)           26,396
                                                              -----------       -----------       -----------       -----------

Other income (expense):
   Interest expense ....................................         (409,692)         (421,740)         (140,754)         (150,193)
   Interest income .....................................           11,910             4,505             2,795             1,801
   Equity in net loss of affiliates ....................          (31,274)          (13,034)          (19,931)          (10,765)
   Gain on sale of cable assets and
      programming interests, net .......................        2,178,088           130,758                 8           130,758
   Write-off of deferred financing costs ...............          (14,043)               --                --                --
   Loss on investments, net ............................          (81,807)               --          (271,239)               --
   Minority interests ..................................         (195,965)           (1,503)           23,179             4,823
   Gain on derivative contracts, net ...................          355,805                --           368,826                --
   Miscellaneous, net ..................................           (8,757)           (5,286)           (1,719)             (981)
                                                              -----------       -----------       -----------       -----------
                                                                1,804,265          (306,300)          (38,835)          (24,557)
                                                              -----------       -----------       -----------       -----------

Income (loss) before income taxes ......................        1,742,073          (204,875)          (87,761)            1,839

Income tax (expense) benefit ...........................         (321,884)               --            54,327                --
                                                              -----------       -----------       -----------       -----------

Net income (loss) ......................................        1,420,189          (204,875)          (33,434)            1,839

Dividend requirements applicable to
   preferred stock .....................................         (130,887)         (122,510)          (43,629)          (41,981)
                                                              -----------       -----------       -----------       -----------

Net income (loss) applicable to common
   shareholder .........................................      $ 1,289,302       $  (327,385)      $   (77,063)      $   (40,142)
                                                              ===========       ===========       ===========       ===========

                            See accompanying notes to
                  condensed consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2001 and 2000
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                  2001              2000
                                                                                  ----              ----
Cash flows from operating activities:
   Net income (loss) ....................................................      $ 1,420,189       $  (204,875)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization ....................................          759,254           709,333
       Equity in net loss of affiliates .................................           31,274            13,034
       Minority interests ...............................................          195,965             1,503
       Gain on sale of cable assets and programming interests, net ......       (2,178,088)         (130,758)
       Gain on derivative contracts, net ................................         (355,805)               --
       Loss on investments, net .........................................           81,807                --
       Write off of deferred financing costs ............................           14,043                --
       Amortization of deferred financing and discounts on
         debentures and collateralized indebtedness .....................           25,080            18,050
       Loss (gain) on sale of equipment .................................            1,904            (2,931)
       Tax benefit from exercise of stock options .......................           92,529                --
       Changes in assets and liabilities, net of effects
         of acquisitions and dispositions ...............................           97,719          (164,032)
                                                                               -----------       -----------
       Net cash provided by operating activities ........................          185,871           239,324
                                                                               -----------       -----------

Cash flows from investing activities:
   Payments for acquisitions, net of cash acquired ......................               --          (128,720)
   Net proceeds from sale of cable assets and programming interests .....        1,118,153                --
   Capital expenditures .................................................         (972,875)         (890,645)
   Proceeds from sale of equipment ......................................            1,845               107
   Increase in investment securities and other investments ..............          (19,745)             (494)
   Additions to intangible assets .......................................             (303)              (98)
   (Increase) decrease in investments in affiliates, net ................              662           (30,805)
                                                                               -----------       -----------
        Net cash provided by (used in) investing activities .............          127,737        (1,050,655)
                                                                               -----------       -----------

Cash flows from financing activities:
   Proceeds from bank debt ..............................................        2,641,879         3,198,182
   Repayment of bank debt ...............................................       (5,032,378)       (2,342,972)
   Issuance of senior notes .............................................          996,790                --
   Net proceeds from collateralized indebtedness ........................        1,549,411                --
   Preferred stock dividends ............................................         (130,887)          (12,764)
   Payments on capital lease obligations and other debt .................          (29,928)          (29,606)
   Additions to deferred financing and other costs ......................          (45,473)          (25,617)
                                                                               -----------       -----------
        Net cash provided by (used in) financing activities .............          (50,586)          787,223
                                                                               -----------       -----------

Net increase (decrease) in cash and cash equivalents ....................          263,022           (24,108)

Cash and cash equivalents at beginning of year ..........................           37,940            62,665
                                                                               -----------       -----------

Cash and cash equivalents at end of period ..............................      $   300,962       $    38,557
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

Note 2. RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The financial statements as of and for the three and nine months ended September 30, 2001 and 2000 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

Note 4. INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share for the three and nine months ended September 30, 2001 and 2000 is not presented since the Company is a wholly owned subsidiary of Cablevision Systems Corporation ("Cablevision").

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

Note 5. CASH FLOWS

For purposes of the condensed consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. The Company paid cash interest expense of approximately $386,264 and $420,300 for the nine months ended September 30, 2001 and 2000, respectively, and paid income taxes of approximately $36,936 for the nine months ended September 30, 2001. The Company's noncash financing activities for the nine months ended September 30, 2001 and 2000 included capital lease obligations of $1,525 and $50,383, respectively, incurred when the Company entered into leases for new equipment; preferred stock dividend requirements of $109,746 in 2000; the receipt of marketable securities, valued at $893,500, in connection with the sale of cable assets in 2001; the issuance of Rainbow Media Group Class A tracking stock of Cablevision, valued at $110,610, in exchange for a portion of NBC's interest in Rainbow Media Holdings, Inc. ; the receipt of Salon.com common shares valued at $7,300 in 2000; and the receipt of Charter Communications Inc.'s common stock valued at closing at approximately $165,500 in connection with the sale of the cable television system serving Kalamazoo, Michigan in 2000.

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

Through September 30, 2001, NBC-Rainbow Holding has exchanged a 2.5% interest in Rainbow Media Holdings equity securities for 5,650,780 shares of Rainbow Media Group Class A tracking stock of Cablevision (valued at $110,610). In connection with this transaction, the Company recorded excess costs over fair value of net assets acquired of approximately $89,531. The purchase price will be allocated to the specific assets acquired when an independent appraisal is obtained.

In April 2001, Metro-Goldwyn-Mayer Inc. ("MGM") acquired a 20% interest in certain programming businesses of Rainbow Media Holdings for $825,000 in cash. The Company recorded a gain of approximately $746,310 in connection with this transaction.

In January 2001, the Company completed the sale of its cable systems in Boston and eastern Massachusetts to AT&T Corp. in exchange for AT&T's cable systems in certain northern New York suburbs, 44,260,932 shares of AT&T stock, valued at approximately $893,500 at closing, and approximately $293,200 in cash. The Company recognized a net gain of approximately $1,443,860. In July 2001, AT&T distributed to AT&T common shareholders 0.3218 share of

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

AT&T Wireless Services, Inc. common stock for each share of AT&T common stock held. In connection with such distribution, Cablevision received 14,243,166 shares of AT&T Wireless common stock as a result of its ownership of 44,260,932 shares of AT&T stock.

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

Note 8. INCOME TAXES

At December 31, 2000, the Company had recorded a valuation allowance in the amount of $546,000 against its deferred tax assets. Of this amount, $305,000 was attributable to the Company's telecommunications operations and $241,000 was attributable to Rainbow Media Holdings. Tax rules impose restrictions on the ability of the companies to utilize each others' tax attributes.

Income tax expense for the nine months ended September 30, 2001 differs from the statutory rate principally due to a reduction of $424,000 in the consolidated valuation allowance. This reduction was based on several factors, including the closing of the sale of the Company's cable television systems in Massachusetts and the consummation of the MGM transaction. While a substantial portion of the gain on these sales is deferred for income tax purposes, the Company has the ability to record the taxable gains before its operating loss carry forwards expire. The amount of the deferred gain, together with the Company's ability to control the timing of its recognition for tax purposes, provided substantial positive evidence of the recoverability of the

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

deferred tax asset. In addition, the valuation allowance was reduced by $92,500, which represents the value of tax deductions for certain stock option exercises. This amount was credited to additional paid in capital.

Note 9. DERIVATIVES

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", as amended, ("SFAS 133"). The statement requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized as a component of comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

To manage interest rate risk, the Company has from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or convert fixed rate borrowings to variable rate to provide an economic hedge against the risk of higher borrowing costs in a declining interest rate environment. As of September 30, 2001, the Company was a party to interest rate swap agreements to pay floating rates of interest with a total notional value of $1,000,000 and a fair value of approximately $21,420. These agreements have not been designated as hedges for accounting purposes.

In addition, the Company has entered into prepaid interest rate swap agreements in connection with its monetization of certain of its stock holdings, discussed below. These contracts require the Company to pay a floating rate of interest in exchange for fixed rate interest payments, the net present value of which was paid to the Company at the contract's inception in a total amount of $239,270. As of September 30, 2001, the total notional value of such contracts was $1,115,045 and the fair value of such contracts was $218,370, in a net payable position. These agreements have not been designated as hedges for accounting purposes.

The increase in the fair value of the Company's swap agreements for the nine months ended September 30, 2001 of approximately $43,895 is reflected in gain on derivative contracts in the accompanying consolidated statements of operations.

The Company has also entered into various transactions to provide an economic hedge against equity price risk on certain of its stock holdings. As of September 30, 2001, the Company had monetized all of its stock holdings in Charter Communications, Inc., Adelphia Communications

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

Corporation, AT&T and AT&T Wireless through the execution of prepaid forward contracts, collateralized by an equivalent amount of the respective underlying stock. Such contracts set a floor and ceiling on the Company's participation in changes in the underlying stock prices, thus eliminating downside exposure to market risk while providing for upside appreciation potential to the respective ceiling price. At maturity, the contracts provide for the option to deliver cash or shares of Charter, Adelphia, or AT&T Wireless stock (as the case may be) with a value determined by reference to the applicable stock price at maturity. The terms of the AT&T transactions require cash settlement.

The Company received cash proceeds of $1,549,411 upon execution of the prepaid forward contracts. Such contracts have not been designated as hedges for accounting purposes. Therefore, the fair values of the equity forward contracts have been reflected in the accompanying consolidated balance sheets and the net increase in the fair value of the equity derivative component of the prepaid forward contracts of $311,910 is included in gain on derivative contracts in the accompanying consolidated statements of operations. With the adoption of SFAS 133, the shares of Charter and Adelphia were reclassified from securities available-for-sale to trading securities. As a result, the Company recorded a gain on investments of $286,440 representing the accumulated unrealized gains as of January 1, 2001. For the nine months ended September 30, 2001, the Company recorded a loss on investments of $259,450 representing the net decrease in the fair value of all monetized securities for the period.

Note 10. AT HOME

As of September 30, 2001 and 2000, deferred revenue recorded in connection with the receipt of At Home Corporation warrants, net of amortization taken, amounted to approximately $45,359 and $116,474, respectively. For the nine months ended September 30, 2001 and 2000, the Company recognized approximately $56,115 and $45,000, respectively, of this deferred revenue. For the nine months ended September 30, 2001, the Company recognized a loss on investments of approximately $108,452 reflecting the decline in the fair value of the warrants which reduced the carrying value of the warrants to zero.

In April 2001, At Home announced it had decided to terminate its relationship with the Company and that it would seek to recover the At Home warrants previously issued to the Company. On April 25, 2001, At Home commenced a lawsuit in the Court of Chancery of the State of Delaware alleging that Cablevision had breached its obligations under certain agreements with At Home. The suit seeks a variety of remedies including: recision of the agreements between At Home and Cablevision and cancellation of all warrants currently held by Cablevision, damages, and/or an order prohibiting Cablevision from continuing to offer its Optimum Online service and requiring it to convert its Optimum Online customers to the Optimum@Home service and to roll out the Optimum@Home service. Cablevision has filed an answer to the complaint denying the material allegations and asserting various affirmative defenses. The Company currently holds

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

warrants to purchase 20,462,596 shares of At Home common stock, exercisable at a price of $0.25 per share. On September 28, 2001, At Home filed a petition for reorganization in federal bankruptcy court.

Note 11. SEGMENT INFORMATION

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

                                               Nine Months Ended                   Three Months Ended
                                          -----------------------------       -----------------------------
                                                  September 30,                       September 30,
                                          -----------------------------       -----------------------------
REVENUES                                      2001              2000              2001              2000
                                          -----------       -----------       -----------       -----------
Telecommunication Services .........      $ 1,688,434       $ 1,756,224       $   572,431       $   592,867
Rainbow Media Group ................          427,458           353,525           143,522           120,916
MSG ................................          527,052           562,013           128,747           143,851
Retail Electronics .................          460,970           467,440           153,900           171,682
All Other ..........................          137,332           142,570            46,603            45,811
Intersegment Elimination ...........         (125,941)         (116,423)          (41,422)          (39,579)
                                          -----------       -----------       -----------       -----------
         Total .....................      $ 3,115,305       $ 3,165,349       $ 1,003,781       $ 1,035,548
                                          ===========       ===========       ===========       ===========

                                               Nine Months Ended                   Three Months Ended
                                          -----------------------------       -----------------------------
                                                  September 30,                       September 30,
                                          -----------------------------       -----------------------------
ADJUSTED OPERATING CASH FLOW                  2001              2000              2001              2000
                                          -----------       -----------       -----------       -----------
Telecommunication Services .........      $   671,032       $   733,859       $   232,954       $   250,614
Rainbow Media Group ................           94,691            97,952            34,621            31,320
MSG ................................           22,676            96,807           (32,404)           29,591
Retail Electronics .................          (49,100)          (49,806)          (16,896)          (18,038)
All Other ..........................          (85,285)          (63,693)          (32,222)          (21,355)
                                          -----------       -----------       -----------       -----------
         Total .....................      $   654,014       $   815,119       $   186,053       $   272,132
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
                                   (continued)

A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:

                                                          Nine Months Ended        Three Months Ended
                                                       -----------------------   -----------------------
                                                             September 30,             September 30,
                                                       -----------------------   -----------------------
                                                           2001         2000         2001         2000
                                                       ----------   ----------   ----------   ----------
REVENUE

Total revenue for reportable segments ..............   $3,103,914   $3,139,202   $  998,600   $1,029,316
Other revenue and intersegment eliminations ........       11,391       26,147        5,181        6,232
                                                       ----------   ----------   ----------   ----------
      Total consolidated revenue ...................   $3,115,305   $3,165,349   $1,003,781   $1,035,548
                                                       ==========   ==========   ==========   ==========

ADJUSTED OPERATING CASH FLOW TO NET LOSS
Total adjusted operating cash flow for reportable
      segments .....................................   $  739,299   $  878,812   $  218,275   $  293,487
Other adjusted operating cash flow deficit .........      (85,285)     (63,693)     (32,222)     (21,355)
Items excluded from adjusted operating cash flow
      Depreciation and amortization ................     (759,254)    (709,333)    (271,150)    (238,503)
      Incentive stock plan income (expense) ........       43,048         (888)      36,171       (7,233)
      Year 2000 remediation costs ..................           --       (3,473)          --           --
      Interest expense .............................     (409,692)    (421,740)    (140,754)    (150,193)
      Interest income ..............................       11,910        4,505        2,795        1,801
      Equity in net loss of affiliates .............      (31,274)     (13,034)     (19,931)     (10,765)
      Gain on sale of cable assets and
         programming interests, net ................    2,178,088      130,758            8      130,758
      Write-off of deferred financing costs ........      (14,043)          --           --           --
      Loss on investments, net .....................      (81,807)          --     (271,239)          --
      Gain on derivative contracts, net ............      355,805           --      368,826           --
      Minority interests ...........................     (195,965)      (1,503)      23,179        4,823
      Miscellaneous, net ...........................       (8,757)      (5,286)      (1,719)        (981)
                                                       ----------   ----------   ----------   ----------
           Income (loss) before income taxes
               and dividend requirements ...........   $1,742,073   $ (204,875)  $  (87,761)  $    1,839
                                                       ==========   ==========   ==========   ==========

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

In December 2000, the FCC granted an extension to R/L DBS' construction permit relating to the direct broadcast satellite frequencies held by R/L DBS. The extension requires the launch of a satellite and commencement of service offerings by not later than December 29, 2003, with specified six month interim construction milestones, non-compliance with which will result in the forfeiture of the construction permit. R/L DBS has entered into an agreement with a satellite manufacturer for the construction of a satellite scheduled to be delivered in May 2003. R/L DBS plans to make additional progress payments to the manufacturer aggregating approximately $46,500 in the quarter ending December 31, 2001. Cablevision continues to evaluate the scope of its pursuit of a direct broadcast satellite business, including exploring opportunities for strategic partnerships for R/L DBS. The contract with the manufacturer permits R/L DBS to terminate the contract at its option at any time and receive a refund of a portion of amounts paid through the date of such termination.

Note 13. SUBSEQUENT EVENTS

On November 1, 2001, CSC Holdings redeemed its $300,000 face value 9-1/4% senior subordinated notes due 2005 at a redemption price of 103.1%, plus accrued interest and its $150,000 face value 9-7/8% senior subordinated notes due 2006 at a redemption price of 104.938%, plus accrued interest.

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

                               RAINBOW MEDIA GROUP
         (a combination of certain assets and businesses of Cablevision
                              Systems Corporation)
                        CONDENSED COMBINED BALANCE SHEETS
                             (Dollars in thousands)

                                                                            September 30,    December 31,
                                                                                2001            2000
                                                                                ----            ----
                                                                             (Unaudited)
ASSETS

Current assets:

   Cash .................................................................   $     175,922   $          28

   Trade accounts receivable (less allowance for doubtful accounts of
      $10,210 and $11,945) ..............................................          95,532          75,262

   Accounts receivable-affiliates, net ..................................          99,639          63,132

   Prepaid expenses and other current assets ............................          18,111          17,920

   Feature film inventory, net ..........................................          66,400          61,017
                                                                            -------------   -------------

         Total current assets ...........................................         455,604         217,359

Long-term feature film inventory, net ...................................         330,489         278,502

Property and equipment, net .............................................          59,720          62,189

Investments in affiliates ...............................................          49,074          56,120

Other assets ............................................................          12,100          10,572

Deferred carriage fees, net of accumulated amortization of
   $14,190 and $15,923 ..................................................          55,371          17,341

Deferred financing costs, net of accumulated amortization of
   $3,501 and $754 ......................................................           1,241           6,327

Deferred transmission costs, net of accumulated amortization of
   $1,466 and $1,340 ....................................................             534             660

Intangible assets, net of accumulated amortization of
   $186,090 and $164,139 ................................................         192,647         194,719
                                                                            -------------   -------------

                                                                            $   1,156,780   $     843,789
                                                                            =============   =============

                            See accompanying notes to
                    condensed combined financial statements.


                                     III-1

                               RAINBOW MEDIA GROUP
         (a combination of certain assets and businesses of Cablevision
                              Systems Corporation)
                        CONDENSED COMBINED BALANCE SHEETS
                             (Dollars in thousands)
                                   (continued)

                                                          September 30,    December 31,
                                                              2001            2000
                                                              ----            ----
                                                           (Unaudited)
LIABILITIES AND ATTRIBUTED NET ASSETS (DEFICIENCY)

Current liabilities:
   Bank debt, current .................................   $          --   $      35,771
   Note payable - parent ..............................              --         270,475
   Current portion of capital lease obligations .......           4,940           4,471
   Accounts payable ...................................          30,454          50,597
   Accrued employee related costs .....................          37,351          61,251
   Other accrued expenses .............................          24,935          26,784
   Income taxes payable ...............................          17,044              --
   Accounts payable-affiliates ........................         148,208          44,460
   Feature film and contract rights payable ...........          54,182          51,557
                                                          -------------   -------------
         Total current liabilities ....................         317,114         545,366
Bank debt, long-term ..................................              --         328,000
Feature film rights payable, long-term ................         240,217         197,021
Capital lease obligations, long-term ..................          21,414          25,194
Deferred income taxes .................................         144,219              --
Other long-term liabilities ...........................          10,543          10,914
                                                          -------------   -------------
         Total liabilities ............................         733,507       1,106,495
Deficit investments in affiliates .....................           1,198           2,367
Commitments and contingencies

Attributed net assets (deficiency) ....................         422,075        (265,073)
                                                          -------------   -------------
                                                          $   1,156,780   $     843,789
                                                          =============   =============

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
                                   (Unaudited)

                                                          Nine Months Ended            Three Months Ended
                                                             September 30,                September 30,
                                                       ------------------------      ------------------------
                                                          2001           2000           2001           2000
                                                       ---------      ---------      ---------      ---------
Revenues, net ....................................     $ 427,458      $ 353,525      $ 143,522      $ 120,916
                                                       ---------      ---------      ---------      ---------

Operating expenses:
   Technical and operating .......................       173,565        137,414         57,182         48,788
   Selling, general and administrative ...........       150,993        118,280         45,724         41,354
   Depreciation and amortization .................        31,088         29,317         10,534          9,265
                                                       ---------      ---------      ---------      ---------
                                                         355,646        285,011        113,440         99,407
                                                       ---------      ---------      ---------      ---------

         Operating income ........................        71,812         68,514         30,082         21,509
                                                       ---------      ---------      ---------      ---------

Other income (expense):
   Interest expense ..............................       (15,544)       (37,471)        (1,859)       (13,344)
   Interest income ...............................         4,389            688          2,028            244
   Gain on sale of programming interests .........       746,310             --              8             --
   Equity in net income (loss) of affiliates .....         3,780         (3,662)           783         (2,893)
   Loss on investments ...........................          (347)            --            (36)            --
   Write-off of deferred financing costs .........        (7,433)            --             --             --
   Miscellaneous, net ............................          (223)          (650)          (240)          (383)
                                                       ---------      ---------      ---------      ---------
                                                         730,932        (41,095)           684        (16,376)
                                                       ---------      ---------      ---------      ---------

   Income before income taxes ....................       802,744         27,419         30,766          5,133
      Income tax expense .........................      (229,501)            --        (12,922)            --
                                                       ---------      ---------      ---------      ---------
   Net income ....................................       573,243         27,419         17,844          5,133
   Net income or loss attributed to parties
      other than Cablevision Systems
      Corporation shareholders ...................      (217,807)       (13,841)       (13,687)        (4,381)
                                                       ---------      ---------      ---------      ---------
   Net income attributed to Cablevision
      Systems Corporation shareholders ...........     $ 355,436      $  13,578      $   4,157      $     752
                                                       =========      =========      =========      =========

                            See accompanying notes to
                    condensed combined financial statements.


                                     III-3

                               RAINBOW MEDIA GROUP
         (a combination of certain assets and businesses of Cablevision
                              Systems Corporation)
                   CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2001 and 2000
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                 2001           2000
                                                                              ---------      ---------
Cash flows from operating activities:
   Net income ...........................................................     $ 573,243      $  27,419
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization ......................................        31,088         29,317
     Amortization and write-off of deferred costs .......................        14,367            686
     Equity in net (income) loss of affiliates ..........................        (3,780)         3,662
     Loss on investments ................................................           347             --
     Gain on sale of programming interests ..............................      (746,310)            --
     Gain on sale of equipment ..........................................           (48)            --
     Tax benefit from exercise of stock options .........................         9,949             --
     Non-cash expenses (income) attributed to RMG .......................          (419)        14,697
     Changes in assets and liabilities, net of effects of acquisitions ..       127,118        (45,192)
                                                                              ---------      ---------
         Net cash provided by operating activities ......................         5,555         30,589
                                                                              ---------      ---------

Cash flows from investing activities:
   Capital expenditures .................................................        (7,343)       (11,316)
   Proceeds from sale of programming interests ..........................       825,000             --
   Proceeds from sale of equipment ......................................         1,102             --
                                                                              ---------      ---------
         Net cash provided by (used in) investing activities ............       818,759        (11,316)
                                                                              ---------      ---------

Cash flows from financing activities:
   Net proceeds from (repayments of) bank debt ..........................      (359,322)        50,209
   Repayment of note ....................................................      (295,500)            --
   Contributions from (distributions to) CNYG ...........................        11,929        (65,541)
   Additions to deferred financing costs ................................        (2,216)           (10)
   Principal payments on capital lease obligations ......................        (3,311)        (3,409)
                                                                              ---------      ---------
         Net cash used in financing activities ..........................      (648,420)       (18,751)
                                                                              ---------      ---------

Net increase in cash ....................................................       175,894            522

Cash at beginning of year ...............................................            28            105
                                                                              ---------      ---------

Cash at end of period ...................................................     $ 175,922      $     627
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

Note 2. RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The financial statements as of and for the three and nine months ended September 30, 2001 and 2000 presented here are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

Note 3. CASH FLOWS

For purposes of the combined statements of cash flows, Rainbow Media Group considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. Rainbow Media Group paid cash interest expense of approximately $8,390 and $22,718 for the nine months ended September 30, 2001 and 2000, respectively, and paid income taxes of approximately $171 for the nine months ended September 30, 2001. Rainbow Media Group's noncash financing and investing activities and other supplemental data are presented below:


                                     III-5

                               RAINBOW MEDIA GROUP
         (a combination of certain assets and businesses of Cablevision
                              Systems Corporation)
                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                    Nine Months Ended
                                                                                ------------------------
                                                                                      September 30,
                                                                                ------------------------
                                                                                   2001           2000
                                                                                ---------      ---------
Capital lease obligations .................................................     $      --      $   4,476
Receipt of marketable securities ..........................................            --          7,300
Contributions from (distributions to) CNYG to (from) equity
   method investees attributed to RMG .....................................        (9,657)        20,258
Payments by CNYG on indebtedness attributed to RMG ........................        20,576             --
Proceeds from indebtedness attributed to RMG contributed to CNYG ..........            --        (96,928)
Payments by CNYG of interest attributed to RMG ............................         7,790         14,153
Payments by CNYG of stock plan obligations attributed to RMG ..............        12,051          9,806
Payments by CNYG for acquisitions attributed to RMG,
   net of cash acquired (including the repayment of bank debt
   of $20,078 .............................................................            --        140,814
Attributed goodwill in connection with NBC's exchange of an interest in
   Rainbow Media Holdings for Cablevision's RMG Class A common stock ......        24,268             --
Contribution of feature film inventory from CNYG to RMG ...................         4,332             --
Other net distributions to CNYG ...........................................          (859)            --

Non-cash expenses attributed to Rainbow Media Group consisted primarily of (i) interest of $7,790 and $14,625, respectively, related to a portion of indebtedness of Rainbow Media Holdings, Inc., and (ii) expense (income) of $(8,209) and $72 related to an incentive stock plan of Cablevision Systems Corporation for the nine months ended September 30, 2001 and 2000, respectively.

Note 4. TRANSACTIONS

Through September 30, 2001, NBC-Rainbow Holding, Inc. has exchanged a 2.5% interest in Rainbow Media Holdings equity securities for 5,650,780 shares of Rainbow Media Group Class A common stock of Cablevision (valued at $110,610). In connection with this transaction, excess costs over fair value of net assets acquired of approximately $24,268 was attributed to Rainbow Media Group. The goodwill will be allocated to the specific assets acquired when an independent appraisal is obtained.

In April 2001, Metro-Goldwyn-Mayer Inc. ("MGM") acquired a 20% interest in certain programming businesses of Rainbow Media Holdings which are included in Rainbow Media Group for $825,000 in cash. Rainbow Media Group recorded a gain of approximately $746,310 in connection with this transaction.


                                     III-6

                               RAINBOW MEDIA GROUP
         (a combination of certain assets and businesses of Cablevision
                              Systems Corporation)
                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

Note 5. BANK DEBT

In April 2001, the balance outstanding under the American Movie Classics Company credit facility of $365,000 and the balance of the note payable to parent of $295,500 were repaid with proceeds from the MGM transaction.

Note 6. INCOME TAXES

Income tax expense for the nine months ended September 30, 2001 differs from the statutory rate principally due to a $106,000 reduction in the valuation allowance. This reduction was based on several factors, including the consummation of the MGM transaction. While a substantial portion of the gain on this sale is deferred for income tax purposes, the amount of the deferred gain provided substantial positive evidence of the recoverability of the deferred tax asset. In addition, the valuation allowance was reduced by $9,900 which represents the value of tax deductions for certain stock option exercises. This amount was credited to attributed net assets.

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


                                     III-7

                              CABLEVISION NY GROUP
         (a combination of certain assets and businesses of Cablevision
                              Systems Corporation)
                        CONDENSED COMBINED BALANCE SHEETS
                             (Dollars in thousands)

                                                                              September 30,      December 31,
                                                                                  2001               2000
                                                                                  ----               ----
                                                                               (Unaudited)
ASSETS
Cash and cash equivalents ...............................................     $     125,040      $      37,912
Accounts receivable, trade (less allowance for doubtful accounts of
   $30,179 and $26,933) .................................................           249,548            229,151
Notes and other receivables .............................................           146,453            139,641
Inventory, prepaid expenses and other assets ............................           337,484            285,882
Property, plant and equipment, net ......................................         3,772,295          3,223,485
Investments in affiliates ...............................................            27,212             43,471
Investment securities ...................................................                --            811,046
Investment securities pledged as collateral .............................         1,445,115                 --
Other investments .......................................................            18,434            116,940
Derivative contracts ....................................................           335,850                 --
Advances to affiliates ..................................................           256,086            388,208
Net assets held for sale ................................................                --            309,423
Franchises, net of accumulated amortization of
   $918,239 and $777,526 ................................................           785,403            422,900
Affiliation and other agreements, net of accumulated amortization of
   $208,407 and $205,450 ................................................            37,728             64,143
Excess costs over fair value of net assets acquired and other intangible assets, net of accumulated amortization of
   $872,777 and $790,932 ................................................         1,637,439          1,605,808
Deferred financing, acquisition and other costs, net of
   accumulated amortization of $59,278 and $54,945 ......................           124,900            108,679
                                                                              -------------      -------------
                                                                              $   9,298,987      $   7,786,689
                                                                              =============      =============

LIABILITIES AND ATTRIBUTED NET DEFICIENCY
Accounts payable ........................................................     $     421,762      $     423,500
Accrued liabilities .....................................................           936,470            997,970
Accounts payable to affiliates ..........................................            50,178             50,403
Contract obligations ....................................................            69,708             78,511
Deferred revenue ........................................................           244,776            222,806
Deferred tax liability ..................................................            62,321                 --
Liabilities under derivative contracts ..................................           220,889                 --
Bank debt ...............................................................           292,933          2,319,661
Collateralized indebtedness .............................................         1,558,965                 --
Senior notes and debentures .............................................         3,690,613          2,693,208
Subordinated notes and debentures .......................................         1,050,423          1,048,648
Capital lease obligations and other debt ................................            59,416             84,508
                                                                              -------------      -------------
    Total liabilities ...................................................         8,658,454          7,919,215
Series H Redeemable Exchangeable Preferred Stock ........................           434,181            434,181
Series M Redeemable Exchangeable Preferred Stock ........................         1,110,113          1,110,113
Commitments and contingencies
Attributed net deficiency ...............................................          (903,761)        (1,676,820)
                                                                              -------------      -------------
                                                                              $   9,298,987      $   7,786,689
                                                                              =============      =============

                            See accompanying notes to
                    condensed combined financial statements.

                              CABLEVISION NY GROUP
         (a combination of certain assets and businesses of Cablevision
                              Systems Corporation)
                   CONDENSED COMBINED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                         Nine Months Ended                 Three Months Ended
                                                                         -----------------                 ------------------
                                                                           September 30,                     September 30,
                                                                           -------------                     -------------
                                                                        2001             2000             2001             2000
                                                                    -----------      -----------      -----------      -----------
Revenues, net (including retail electronics sales of
   $460,970, $467,440, $153,900 and $171,682) ...................   $ 2,700,347      $ 2,827,383      $   864,359      $   919,932
                                                                    -----------      -----------      -----------      -----------

Operating expenses:
   Technical and operating ......................................     1,075,409        1,077,840          351,015          322,262
   Retail electronics cost of sales .............................       371,233          383,860          125,794          142,008
   Selling, general and administrative ..........................       659,543          652,756          205,942          221,537
   Depreciation and amortization ................................       728,166          680,016          260,616          229,238
                                                                    -----------      -----------      -----------      -----------
                                                                      2,834,351        2,794,472          943,367          915,045
                                                                    -----------      -----------      -----------      -----------

   Operating income (loss) ......................................      (134,004)          32,911          (79,008)           4,887
                                                                    -----------      -----------      -----------      -----------

Other income (expense):
   Interest expense .............................................      (399,840)        (385,620)        (138,856)        (136,849)
   Interest income ..............................................        13,213            5,168              728            1,557
   Equity in net loss of affiliates .............................       (35,054)          (9,372)         (20,714)          (7,872)
   Gain on sale of cable assets, net ............................     1,431,778          130,758               --          130,758
   Write-off of deferred financing ..............................        (6,610)              --               --               --
   Loss on investments, net .....................................       (81,460)              --         (271,203)              --
   Gain on derivative contracts, net ............................       355,805               --          368,826               --
   Miscellaneous, net ...........................................        (8,534)          (4,636)          (1,479)            (598)
                                                                    -----------      -----------      -----------      -----------
                                                                      1,269,298         (263,702)         (62,698)         (13,004)
                                                                    -----------      -----------      -----------      -----------

Income (loss) before income taxes and dividend requirements .....     1,135,294         (230,791)        (141,706)          (8,117)

   Income tax benefit (expense) .................................       (92,383)              --           67,249               --
                                                                    -----------      -----------      -----------      -----------

Net income (loss) before dividend requirements ..................     1,042,911         (230,791)         (74,457)          (8,117)

   Dividend requirements applicable to preferred stock ..........      (130,887)        (122,510)         (43,629)         (41,981)
                                                                    -----------      -----------      -----------      -----------

Net income (loss) ...............................................       912,024         (353,301)        (118,086)         (50,098)

Net income or loss attributed to parties other than
   Cablevision Systems Corporation shareholders .................        21,842           12,338           36,866            9,204
                                                                    -----------      -----------      -----------      -----------

Net income (loss) attributed to Cablevision
   Systems Corporation shareholders .............................   $   933,866      $  (340,963)     $   (81,220)     $   (40,894)
                                                                    ===========      ===========      ===========      ===========

                            See accompanying notes to
                    condensed combined financial statements.

                              CABLEVISION NY GROUP
         (a combination of certain assets and businesses of Cablevision
                              Systems Corporation)
                   CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2001 and 2000
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   2001             2000
                                                                                   ----             ----
Cash flows from operating activities:
   Net income (loss) ......................................................     $ 1,042,911      $  (230,791)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
        Depreciation and amortization .....................................         728,166          680,016
        Equity in net loss of affiliates ..................................          35,054            9,372
        Gain on sale of cable assets, net .................................      (1,431,778)        (130,758)
        Gain on derivative contracts, net .................................        (355,805)              --
        Loss on investments, net ..........................................          81,460               --
        Write-off of deferred financing costs .............................           6,610               --
        (Gain) loss on sale of equipment, net .............................           1,952           (2,931)
        Amortization of deferred financing and discounts on
          debentures and collateralized indebtedness ......................          18,146            7,369
        Non-cash income (expenses) attributed to RMG ......................             419          (14,697)
        Tax benefit from exercise of stock options ........................          82,580               --
        Change in assets and liabilities, net of effects of acquisitions
          and dispositions ................................................         260,644         (128,867)
                                                                                -----------      -----------
     Net cash provided by operating activities ............................         470,359          188,713
                                                                                -----------      -----------

Cash flows from investing activities:
   Capital expenditures ...................................................        (965,532)        (879,329)
   Payments for acquisitions, net of cash acquired ........................              --         (128,720)
   Net proceeds from sale of cable assets .................................         293,153               --
   Proceeds from sale of equipment ........................................             743              107
   Increase in investments in affiliates, net .............................          (3,016)         (51,539)
   Increase in investment securities and other investments ................         (19,745)            (494)
   Additions to intangible assets .........................................            (303)             (92)
                                                                                -----------      -----------
     Net cash used in investing activities ................................        (694,700)      (1,060,067)
                                                                                -----------      -----------

Cash flows from financing activities:
   Net proceeds from (repayments of) bank debt ............................      (2,031,177)         805,001
   Preferred stock dividends ..............................................        (130,887)         (12,764)
   Issuance of Cablevision common stock ...................................           9,165           17,106
   Issuance of senior notes ...............................................         996,790               --
   Net proceeds from collateralized indebtedness ..........................       1,549,411               --
   Payments on capital lease obligations and other debt ...................         (26,617)         (26,197)
   Additions to deferred financing and other costs ........................         (43,287)          (1,963)
   Net capital (distributions to) contributions from RMG ..................         (11,929)          65,541
                                                                                -----------      -----------
     Net cash provided by financing activities ............................         311,469          846,724
                                                                                -----------      -----------

Net increase (decrease) in cash and cash equivalents ......................          87,128          (24,630)

Cash and cash equivalents at beginning of year ............................          37,912           62,560
                                                                                -----------      -----------

Cash and cash equivalents at end of period ................................     $   125,040      $    37,930
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

Note 2. RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The financial statements as of and for the three and nine months ended September 30, 2001 and 2000 presented here are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

Note 4. CASH FLOWS

For purposes of the combined statements of cash flows, Cablevision NY Group considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. Cablevision NY Group paid cash interest of approximately $377,874 and $397,582 during for the nine months ended September 30, 2001 and 2000, respectively, and paid income taxes of approximately $36,765 for the nine months ended September 30, 2001.

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

Cablevision NY Group's noncash investing and financing activities and other supplemental data are presented below:

                                                                                 Nine Months Ended
                                                                                     September 30,
                                                                                ------------------------
                                                                                   2001           2000
                                                                                ---------      ---------
Capital lease obligations .................................................     $   1,525      $  45,907
Distributions from (contributions to) equity method
   investees attributed to RMG ............................................         9,657        (20,258)
Net proceeds (repayment) of indebtedness attributed to RMG ................       (20,576)        96,928
Payments of interest attributed to RMG ....................................        (7,790)       (14,153)
Payments of stock plan obligations attributed to RMG ......................       (12,051)        (9,806)
Payments for acquisitions attributed to RMG, net of cash
   acquired (including the repayment of bank debt of $20,078) .............            --       (140,814)
Receipt of marketable securities in connection with
   the sale of cable assets ...............................................       893,500        165,500
Attributed goodwill in connection with NBC's exchange of an interest in
   Rainbow Media Holdings for Cablevision's RMG Class A common stock ......        65,263             --
Contribution of feature film inventory from CNYG to RMG ...................        (4,332)            --
Other net contributions from RMG ..........................................           859             --

Note 5. TRANSACTIONS

In January 2001, CSC Holdings, Inc. completed the sale of its cable systems in Boston and eastern Massachusetts to AT&T Corp. in exchange for AT&T's cable systems in certain northern New York suburbs, 44,260,932 shares of AT&T stock, valued at approximately $893,500 at closing, and approximately $293,200 in cash. Cablevision NY Group recognized a net gain of approximately $1,443,860. In July 2001, AT&T distributed to AT&T common shareholders 0.3218 share of AT&T Wireless Services, Inc. common stock for each share of AT&T common stock held. In connection with such distribution, Cablevision received 14,243,166 shares of AT&T Wireless common stock as a result of its ownership of 44,260,932 shares of AT&T stock.

The acquisition of the cable systems from AT&T was accounted for as a purchase with the operations of the acquired systems being consolidated with those of Cablevision NY Group as of the acquisition date. The purchase price will be allocated to the specific assets acquired when an independent appraisal is obtained.

Through September 30, 2001, NBC-Rainbow Holding, Inc. has exchanged a 2.5% interest in Rainbow Media Holdings, Inc. equity securities for 5,650,780 shares of Rainbow Media Group Class A common stock of Cablevision (valued at $110,610). In connection with this transaction, excess costs over fair value of net assets acquired of approximately $65,263 was attributed to Cablevision NY Group. The goodwill will be allocated to the specific assets acquired when an independent appraisal is obtained.

                              CABLEVISION NY GROUP
         (a combination of certain assets and businesses of Cablevision
                              Systems Corporation)
                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

Note 6. INCOME TAXES

Income tax expense for the nine months ended September 30, 2001 differs from the statutory rate principally due to a $318,000 reduction in the valuation allowance. This reduction was based on several factors, including the closing of the sale of the cable television systems in Massachusetts. While a substantial portion of the gain on this sale is deferred for income tax purposes, Cablevision has the ability to record this taxable gain before its operating loss carry forwards expire. The amount of the deferred gain, together with Cablevision's ability to control the timing of its recognition for tax purposes, provided substantial positive evidence of the recoverability of the deferred tax asset. In addition, the valuation allowance was reduced by $82,600 which represents the value of tax deductions for certain stock option exercises. This amount was credited to attributed net deficiency.

Note 7. DERIVATIVES

Effective January 1, 2001, Cablevision NY Group adopted Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", as amended, ("SFAS 133"). The statement requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized as a component of comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

To manage interest rate risk, Cablevision NY Group has from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or convert fixed rate borrowings to variable rate to provide an economic hedge against the risk of higher borrowing costs in a declining interest rate environment. As of September 30, 2001, Cablevision NY Group was a party to interest rate swap agreements to pay floating rates of interest with a total notional value of $1,000,000 and a fair value of approximately $21,420. These agreements have not been designated as hedges for accounting purposes.

In addition, Cablevision NY Group has entered into prepaid interest rate swap agreements in connection with its monetization of certain of its stock holdings, discussed below. These contracts require Cablevision NY Group to pay a floating rate of interest in exchange for fixed rate interest payments, the net present value of which was paid to Cablevision NY Group at the contract's inception in a total amount of $239,270. As of September 30, 2001, the total notional value of such contracts was $1,115,045 billion and the fair value of such contracts was $218,370,

                              CABLEVISION NY GROUP
         (a combination of certain assets and businesses of Cablevision
                              Systems Corporation)
                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

in a net payable position. These agreements have not been designated as hedges for accounting purposes.

The increase in the fair value of Cablevision NY Group's swap agreements for the nine months ended September 30, 2001 of approximately $43,895 is reflected in gain on derivative contracts in the accompanying combined statements of operations.

Cablevision NY Group has also entered into various transactions to provide an economic hedge against equity price risk on certain of its stock holdings. As of September 30, 2001, Cablevision NY Group had monetized all of its stock holdings in Charter Communications, Inc., Adelphia Communications Corporation, AT&T and AT&T Wireless through the execution of prepaid forward contracts, collateralized by an equivalent amount of the respective underlying stock. Such contracts set a floor and ceiling on Cablevision NY Group's participation in changes in the underlying stock prices, thus eliminating downside exposure to market risk while providing for upside appreciation potential to the respective ceiling price. At maturity, the contracts provide for the option to deliver cash or shares of Charter, Adelphia, or AT&T Wireless stock (as the case may be) with a value determined by reference to the applicable stock price at maturity. The terms of the AT&T transactions require cash settlement.

Cablevision NY Group received cash proceeds of $1,549,411 upon execution of the prepaid forward contracts. Such contracts have not been designated as hedges for accounting purposes. Therefore, the fair values of the equity forward contracts have been reflected in the accompanying combined balance sheets and the net increase in the fair value of the equity derivative component of the prepaid forward contracts of $311,910 is included in gain on derivative contracts in the accompanying combined statements of operations. With the adoption of SFAS 133, the shares of Charter and Adelphia were reclassified from securities available-for-sale to trading securities. As a result, Cablevision NY Group recorded a gain on investments of $286,440 representing the accumulated unrealized gains as of January 1, 2001. For the nine months ended September 30, 2001, Cablevision NY Group recorded a loss on investments of $259,450 representing the net decrease in the fair value of all monetized securities for the period.

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

Note 9. AT HOME

As of September 30, 2001 and 2000, deferred revenue recorded in connection with the receipt of At Home Corporation warrants, net of amortization taken, amounted to approximately $45,359 and $116,474, respectively. For the nine months ended September 30, 2001 and 2000, Cablevision NY Group recognized approximately $56,115 and $45,000, respectively, of this deferred revenue. For the nine months ended September 30, 2001, Cablevision NY Group recognized a loss on investments of approximately $108,452 reflecting the decline in the fair value of the warrants which reduced the carrying value of the warrants to zero.

In April 2001, At Home announced it had decided to terminate its relationship with Cablevision and that it would seek to recover the At Home warrants previously issued to Cablevision. On April 25, 2001, At Home commenced a lawsuit in the Court of Chancery of the State of Delaware alleging that Cablevision had breached its obligations under certain agreements with At Home. The suit seeks a variety of remedies including: recision of the agreements between At Home and Cablevision and cancellation of all warrants currently held by Cablevision, damages, and/or an order prohibiting Cablevision from continuing to offer its Optimum Online service and requiring it to convert its Optimum Online customers to the Optimum@Home service and to roll out the Optimum@Home service. Cablevision has filed an answer to the complaint denying the material allegations and asserting various affirmative defenses. Cablevision currently holds warrants to purchase 20,462,596 shares of At Home common stock, exercisable at a price of $0.25 per share. On September 28, 2001, At Home filed a petition for reorganization in federal bankruptcy court.

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
                                   (Unaudited)
                                   (continued)

                                                                    Nine Months Ended                 Three Months Ended
                                                              -----------------------------       -----------------------------
                                                                       September 30,                      September 30,
                                                              -----------------------------       -----------------------------
                                                                  2001              2000              2001              2000
                                                              -----------       -----------       -----------       -----------
REVENUES
Telecommunication Services .............................      $ 1,688,434       $ 1,756,224       $   572,431       $   592,867
MSG ....................................................          527,052           562,013           128,747           143,851
Retail Electronics .....................................          460,970           467,440           153,900           171,682
All Other ..............................................          137,332           142,570            46,603            45,811
Intersegment Eliminations ..............................         (113,441)         (100,864)          (37,322)          (34,279)
                                                              -----------       -----------       -----------       -----------
         Total .........................................      $ 2,700,347       $ 2,827,383       $   864,359       $   919,932
                                                              ===========       ===========       ===========       ===========

ADJUSTED OPERATING CASH FLOW
Telecommunication Services .............................      $   671,032       $   733,859       $   232,954       $   250,614
MSG ....................................................           22,676            96,807           (32,404)           29,591
Retail Electronics .....................................          (49,100)          (49,806)          (16,896)          (18,038)
All Other ..............................................          (85,285)          (63,693)          (32,222)          (21,355)
                                                              -----------       -----------       -----------       -----------
         Total .........................................      $   559,323       $   717,167       $   151,432       $   240,812
                                                              ===========       ===========       ===========       ===========

A reconciliation of reportable segment amounts to the combined balances is as follows:

                                                              Nine Months Ended            Three Months Ended
                                                          --------------------------    --------------------------
                                                                September 30,                  September 30,
                                                          --------------------------    --------------------------
                                                              2001           2000           2001           2000
                                                          -----------    -----------    -----------    -----------
REVENUE
Total revenue for reportable segments .................   $ 2,676,456    $ 2,785,677    $   855,078    $   908,400
Other revenue and intersegment eliminations ...........        23,891         41,706          9,281         11,532
                                                          -----------    -----------    -----------    -----------
         Total consolidated revenue ...................   $ 2,700,347    $ 2,827,383    $   864,359    $   919,932
                                                          ===========    ===========    ===========    ===========

ADJUSTED OPERATING CASH FLOW TO NET LOSS
Total adjusted operating cash flow for
      reportable segments .............................   $   644,608    $   780,860    $   183,654    $   262,167
Other adjusted operating cash flow deficit ............       (85,285)       (63,693)       (32,222)       (21,355)
Items excluded from adjusted operating cash flow:
      Depreciation and amortization ...................      (728,166)      (680,016)      (260,616)      (229,238)
      Incentive stock plan income (expense) ...........        34,839           (816)        30,176         (6,687)
      Year 2000 remediation ...........................            --         (3,424)            --             --
      Interest expense ................................      (399,840)      (385,620)      (138,856)      (136,849)
      Interest income .................................        13,213          5,168            728          1,557
      Equity in net loss of affiliates ................       (35,054)        (9,372)       (20,714)        (7,872)
      Gain on sale of cable assets, net ...............     1,431,778        130,758             --        130,758
      Write-off of deferred financing costs ...........        (6,610)            --             --             --
      Loss on investments, net ........................       (81,460)            --       (271,203)            --
      Gain on derivative contracts, net ...............       355,805             --        368,826             --
      Miscellaneous, net ..............................        (8,534)        (4,636)        (1,479)          (598)
                                                          -----------    -----------    -----------    -----------
        Income (loss) before income taxes
          and dividend requirements ...................   $ 1,135,294    $  (230,791)   $  (141,706)   $    (8,117)
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

In December 2000, the FCC granted an extension to R/L DBS' construction permit relating to the direct broadcast satellite frequencies held by R/L DBS. The extension requires the launch of a satellite and commencement of service offerings by not later than December 29, 2003, with specified six month interim construction milestones, non-compliance with which will result in the forfeiture of the construction permit. R/L DBS has entered into an agreement with a satellite manufacturer for the construction of a satellite scheduled to be delivered in May 2003. R/L DBS plans to make additional progress payments to the manufacturer aggregating approximately $46,500 in the quarter ending December 31, 2001. Cablevision continues to evaluate the scope of its pursuit of a direct broadcast satellite business, including exploring opportunities for strategic partnerships for R/L DBS. The contract with the manufacturer permits R/L DBS to terminate the contract at its option at any time and receive a refund of a portion of amounts paid through the date of such termination.

Note 12. SUBSEQUENT EVENTS

On November 1, 2001, CSC Holdings redeemed its $300,000 face value 9-1/4% senior subordinated notes due 2005 at a redemption price of 103.1%, plus accrued interest and its $150,000 face value 9-7/8% senior subordinated notes due 2006 at a redemption price of 104.938%, plus accrued interest.