Form 10-K
period 2001-12-31
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS INC
filed 2002-04-01
CIK 1053112, 784681

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
 X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---        EXCHANGE ACT OF 1934
                   For the fiscal year ended DECEMBER 31, 2001

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
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

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _______

Aggregate market value of voting stock held by nonaffiliates of Cablevision Systems Corporation based on the closing price at which such stock was sold on the New York Stock Exchange on March 15, 2002: $6,806,095,743.

Number of shares of common stock outstanding as of March 15, 2002:
        Cablevision NY Group Class A Common Stock -   133,303,895
        Cablevision NY Group Class B Common Stock -    42,145,986
        Rainbow Media Group Class A Common Stock -     73,677,019
        Rainbow Media Group Class B Common Stock -     21,072,993
        CSC Holdings, Inc.Common Stock -                    1,000

Documents incorporated by reference - The Registrants intend to file with the Securities and Exchange Commission, not later than 120 days after the close of their fiscal year, a definitive proxy statement or an amendment to this report containing the information required to be disclosed under Part III of Form 10-K under cover of Form 10-K/A.

                                TABLE OF CONTENTS

                                                                                             PAGE
PART I      Item 1.    Business.                                                                1

                 2.    Properties.                                                             29

                 3.    Legal Proceedings.                                                      30

                 4.    Submission of Matters to a Vote of Security Holders.                    30

PART II
                 5.    Market for the Registrants' Common Equity and Related Stockholder
                       Matters.                                                                30

                 6.    Selected Financial Data.                                                33

                 7.    Management's Discussion and Analysis of Financial Condition and
                       Results of Operations.                                                  38

                 7A.   Quantitative and Qualitative Disclosures About Market
                       Risk.                                                                   88

                 8.    Financial Statements and Supplementary Data.                            89

                 9.    Changes in and Disagreements with Accountants on Accounting and
                       Financial Disclosure.                                                   89

Part III*
                 10.   Directors and Executive Officers of the Registrant.                      *

                 11.   Executive Compensation.                                                  *

                 12.   Security Ownership of Certain Beneficial Owners and Management.          *

                 13.   Certain Relationships and Related Transactions.                          *

Part IV
                 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.       90

----------
* These items are omitted because the registrant intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement or an amendment to this report containing the inforamtion required to be disclosed under Part III of Form 10-K under cover of Form 10-K/A.

                                     PART I

ITEM 1. BUSINESS.

This combined Annual Report on Form 10-K is separately filed by Cablevision Systems Corporation and CSC Holdings, Inc.

CABLEVISION SYSTEMS CORPORATION

Cablevision Systems Corporation is a Delaware corporation which was organized in 1997. Cablevision's only asset is all of the outstanding common stock of CSC Holdings.

CSC HOLDINGS

CSC Holdings is a Delaware corporation which was organized in 1985 and is one of the largest cable operators in the United States. We also have investments in cable programming networks, entertainment businesses and telecommunications companies. As of December 31, 2001, we served about 3 million cable television subscribers in and around the New York City metropolitan area, making us the seventh largest cable operator in the United States based on the number of subscribers. Through our 77.5% owned subsidiary, Rainbow Media Holdings, Inc., we own interests in and manage numerous national and regional programming networks, the Madison Square Garden sports and entertainment business and cable television advertising sales companies. Through Cablevision Lightpath, Inc., our wholly-owned subsidiary, we provide switched telephone services and high-speed Internet access to the business market. We also own or have interests in a number of complementary businesses and companies that include The WIZ (a chain of 43 consumer electronics stores), Clearview Cinemas (a chain of 59 movie theaters) and Northcoast Communications, LLC (a wireless personal communications services business).

TRACKING STOCK

In March 2001, we created and distributed to our stockholders one share of our Rainbow Media Group tracking stock for every two outstanding shares of Cablevision common stock and redesignated each share of Cablevision common stock into one share of our Cablevision NY Group common stock. The Rainbow Media Group Class A tracking stock trades on the New York Stock Exchange ("NYSE") under the symbol "RMG" and the redesignated Cablevision NY Group Class A common stock continues to trade on the NYSE under the symbol "CVC". The Rainbow Media Group tracking stock is intended to reflect the separate economic performance of certain of the businesses and interests of Rainbow Media Holdings, including its national and selected regional programming assets. Cablevision NY Group common stock is intended to reflect the performance of our assets and businesses not attributed to the Rainbow Media Group.

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

The following businesses and interests owned by Cablevision have been attributed to Cablevision NY Group:

     - the cable television business, including the residential telephone and high-speed modem businesses,
     -  the commercial telephone and internet operations of Lightpath,
     - the New York metropolitan area sports and entertainment business, including Madison Square Garden, professional sports teams, Radio City Music Hall, MSG Network and Fox Sports Net New York,
     - the electronics retail operations of Cablevision Electronics Investments, Inc., doing business as The WIZ,
     - the motion picture theater business of CCG Holdings, Inc., doing business as Clearview Cinemas,
     - the MetroChannels, which feature local sports, news, educational and other programming in the New York City metropolitan area,
     - News12 Networks, a regional news business in the New York City metropolitan area,
     -  the advertising sales representation business,
     - the common stock of Charter Communications, Inc. received in September 2000 upon the sale of the Kalamazoo, Michigan cable television systems,
     - the common stock of Adelphia Communications Corporation received in November 2000 upon the sale of the cable television systems in the greater Cleveland, Ohio metropolitan area,
     - the common stock of AT&T Corp. received in January 2001 upon the sale of cable television systems in Boston and eastern Massachusetts and the AT&T Wireless Services, Inc. common stock received in July 2001 in a stock distribution by AT&T,
     -  the interest in certain direct broadcast satellite assets, and
     - the interest in Northcoast Communications, a wireless personal communications services business.

We have a 77.5% interest in Rainbow Media Holdings. National Broadcasting Company, Inc. ("NBC") currently owns 22.5% interest in Rainbow Media Holdings. Certain of Rainbow Media Holdings' national programming assets and investments are attributed to Rainbow Media Group and include:

     - Rainbow Media Holdings' ownership interest in five nationally distributed 24-hour entertainment programming networks:
          -  American Movie Classics (80%),
          -  Bravo (80%),
          -  The Independent Film Channel (80%),
          -  WE: Women's Entertainment (80%), and
          -  MuchMusic USA (100%),
     - Rainbow Media Holdings' 60% ownership interest in the following regional sports networks owned by Regional Programming Partners, both of which Rainbow Media Holdings manages under the Fox Sports Net name:
          -  Fox Sports Net Florida, and
          -  Fox Sports Net Ohio,

                                       (2)

     - Rainbow Media Holdings' 30% ownership interest in the following regional sports networks owned by Regional Programming Partners, all of which Rainbow Media Holdings manages under the Fox Sports Net name:
          -  Fox Sports Net Chicago,
          -  Fox Sports Net Bay Area, and
          -  Fox Sports Net New England,
     - Rainbow Media Holdings' 50% ownership interest in National Sports Partners, which owns and distributes Fox Sports Net,
     - Rainbow Media Holdings' 50% ownership interest in National Advertising Partners, which provides national advertising representation services to all of the Fox Sports Net regional sports networks,
     - Rainbow Network Communications, a full service network programming origination and distribution company, and
     - Sterling Digital LLC, which operates Mag Rack, is a company designed to develop new niche audience programming.

See discussion below under "Arrangements with NBC" for our agreement with NBC to permit NBC to exchange its interest in Rainbow Media Holdings for Rainbow Media Group tracking stock.

THE HOLDING COMPANY REORGANIZATION AND TELE-COMMUNICATIONS TRANSACTIONS

Until March 4, 1998, CSC Holdings was known as Cablevision Systems Corporation. On that date, CSC Holdings completed a holding company reorganization whereby it formed a holding company (now named Cablevision Systems Corporation) and CSC Holdings became a subsidiary of Cablevision Systems Corporation.

In the 1998 holding company reorganization, the Class A common stock and Class B common stock of CSC Holdings were converted into identical securities of Cablevision and the Class A common stock of Cablevision became listed on the American Stock Exchange and traded under the symbol "CVC". On December 7, 1999, Cablevision's Class A common stock began trading on the NYSE. Cablevision owns all of the common stock of CSC Holdings.

TELE-COMMUNICATIONS TRANSACTIONS

On March 4, 1998, Cablevision completed transactions with Tele-Communications, Inc. pursuant to which Cablevision acquired the Tele-Communications cable television systems located in New Jersey, on Long Island and in New York's Rockland, Westchester and Orange counties. Cablevision issued to certain Tele-Communications entities an aggregate of 48,942,172 shares of Cablevision's Class A common stock. In addition, Cablevision assumed certain related liabilities, including an aggregate amount of indebtedness for borrowed money equal to $669 million. The assumed debt was refinanced immediately following the closing of the transactions with borrowings under an $800 million bridge revolving credit facility entered into by wholly-owned subsidiaries of Cablevision that were acquired from Tele-Communications or that hold assets contributed by Tele-Communications. These subsidiaries were wholly-owned (directly or indirectly) by Cablevision until April 1999 when Cablevision contributed these entities to CSC Holdings.

                                       (3)

On March 9, 1999, Tele-Communications merged with a subsidiary of AT&T and became a wholly-owned subsidiary of AT&T.

CABLE TELEVISION, MODEM AND TELEPHONY OPERATIONS

OUR CABLE TELEVISION, MODEM AND TELEPHONY OPERATIONS ARE WHOLLY ATTRIBUTED TO CABLEVISION NY GROUP.

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

As of December 31, 2001, our cable television systems served approximately 3,008,000 subscribers, primarily in and around the New York City metropolitan area. See "Cable Television System Sales" below.

The following table sets forth certain statistical data regarding our cable television and high-speed Internet access operations as of the dates indicated.

                                       (4)

                                                                                As of December 31,
                                                             ---------------------------------------------------------
                                                                    2001              2000               1999
                                                             ---------------------------------------------------------
CABLE:
    Homes passed by cable (1).............................        4,337,000         4,698,000          5,200,000
    Basic cable service subscribers.......................        3,008,000         3,193,000          3,492,000
    Basic cable service subscribers as a percentage of
      homes passed........................................             69.4%             68.0%              67.2%
    Number of premium cable television units..............        7,100,000         7,767,000          7,715,000
    Average number of premium cable units per basic
      subscriber at period end............................              2.4               2.4                2.2
    Average monthly revenue per basic cable
      subscriber (2)......................................      $     49.11       $     46.57        $     44.38

HIGH-SPEED INTERNET ACCESS:
    Homes released (3)....................................        2,975,000         2,000,000            978,000
    Customers.............................................          506,700           238,500             52,100
    Customers as a percentage of homes released...........             17.0%             11.9%               5.3%

----------
(1) Homes passed is based upon homes actually marketed and does not include multiple dwelling units passed by the cable plant that are not connected to it.
(2) Based on recurring service revenues for the last month of the period, excluding installation charges and certain other non-recurring revenues such as pay-per-view, advertising and home shopping revenues. See "Subscriber Rates and Services; Marketing and Sales."
(3) Homes released are homes in areas that can be serviced by our high-speed cable modem service. Homes in additional areas are being released as we complete our cable plant upgrade and add other necessary equipment to support the high-speed cable modem business in those new areas. Homes released do not include multiple dwelling units passed by the cable plant that are not connected to it.

The Company's cable television systems are concentrated in and around the New York City metropolitan area. We believe that these systems comprise the largest metropolitan cluster of cable television systems under common ownership in the United States (measured by number of subscribers).

SUBSCRIBER RATES AND SERVICES; MARKETING AND SALES.

Our cable television systems offer a package of services, generally marketed as "Family Cable", which includes, among other programming, broadcast network local affiliates and independent television stations and certain other news, information and entertainment channels such as CNN, CNBC, ESPN and MTV. For additional charges, our cable television systems provide certain premium services such as HBO, Showtime, The Movie Channel, Starz and Cinemax, which may be purchased either individually or in combinations or in tiers.

In addition, our cable television systems offer a basic package which includes broadcast network local affiliates and public, educational or governmental channels and certain leased access channels.

We have a branded product offering called "Optimum TV", which packages all of the premium networks available on our cable television systems at discounted prices. Optimum TV includes the Family and basic services noted above, as well as all of the premium a la carte programming available on the cable system, grouped into three premium packages. Optimum TV also includes additional pay-per-view channels that offer movies and sporting events on a transactional basis.

In other areas, we offer premium services on an individual basis and as components of different "tiers". Successive tiers include additional premium services for additional charges that reflect

                                       (5)
discounts from the charges for such services if purchased individually. For example, in most of our cable television systems, subscribers may elect to purchase Family Cable plus one, two or three premium services with declining incremental costs for each successive tier.

We began the rollout of our digital cable service, branded "iO, Interactive Optimum", in September 2001. The digital cable services initially offered to subscribers include a mix of additional cable television programming, interactive services and multiple channels of commercial-free digital music as well as enhanced picture quality and CD quality sound. Digital cable programming and services include:

          - additional expanded cable channels only available to digital subscribers,
          - additional channels including multiple channels ("multiplexes") of HBO, Showtime and other premium services,
          - access to video on demand and subscription video on demand programming for all digital customers,
          - Mag Rack, "magazine rack" channels offering content for niche audiences, and
          - interactive services including news, sports, weather, traffic, email and MSG Game Director, which allows subscribers to select camera angles to watch New York Knicks and New York Rangers home games.

Interactive Optimum was initially launched in certain parts of our cable system in Nassau County and western Suffolk County, New York.

Since our existing cable television systems are substantially fully built, our sales efforts are primarily directed toward increasing penetration and revenues in our franchise areas. We market our cable television services through in-person selling, as well as telemarketing, direct mail advertising, promotional campaigns and local media and newspaper advertising.

Certain services and equipment (converters supplied to subscribers) provided by substantially all of our cable television systems are subject to regulation. See "Regulation - Cable Television."

SYSTEM CAPACITY.

We are engaged in an ongoing effort to upgrade the technical capabilities of our cable plant and to increase channel capacity for the delivery of additional programming and new services. Our cable television systems have a minimum capacity of 42 channels. Currently 97% of our homes are served by at least 77 channels and 84% of the total plant is 750 MHz capable two-way interactive. As a result of ongoing upgrades, we expect that by December 2002 approximately 98% of our subscribers will be served by systems having a capacity of at least 77 channels and 95% of the total plant will be 750 MHz capable two-way interactive. All of the system upgrades either completed or underway will utilize fiber optic cable.

PROGRAMMING.

Adequate programming is available to the cable television systems from a variety of sources, including that available from Rainbow Media Holdings and affiliates of Fox Entertainment Group, Inc. Program suppliers' compensation is typically a fixed, per subscriber monthly fee based, in most cases, either on the total number of subscribers of the cable television systems and

                                       (6)
certain of its affiliates, or on the number of subscribers subscribing to the particular service. The programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Cable programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to most subscribers, increased costs to produce or purchase cable programming and other factors. We believe that the cable television systems will continue to have access to programming services at reasonable price levels.

FRANCHISES.

The cable television systems are operated primarily in New York, New Jersey and Connecticut under non-exclusive franchise agreements with state or municipal franchising authorities. Franchise authorities generally charge a franchise fee of up to 5% of certain of our revenues that are derived from the operation of the system within such locality. As permitted by law, these fees are generally collected from subscribers and remitted to the local franchising authority.

Franchise agreements are usually for a term of ten to fifteen years from the date of grant, although some renewals have been for shorter terms, generally between five and ten years in length. Some of the franchises grant us an option to renew upon expiration of the initial term. Seven of our ten largest franchises expire between 2007 and 2010. Of the other three, one has expired, one expires in 2002 and one expires in 2003.

In situations where franchises have expired or not been renewed, we operate under temporary authority granted by the state cable television regulatory agencies, while negotiating renewal terms with franchising authorities. The Cable Communications Policy Act of 1984 and the Cable Television Consumer Protection and Competition Act of 1992 provide significant procedural protections for cable operators seeking renewal of their franchises. See "Regulation - Cable Television." In connection with a renewal, a franchise authority may impose different and more stringent terms. We are currently operating under temporary authority in one of our ten largest franchises.

Franchises usually require the consent of franchising authorities prior to the sale, assignment, transfer or change in ownership or control. Federal law generally provides localities with 120 days to consider such requests.

CABLE TELEVISION SYSTEM SALES

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

In January 2001, we completed the sale of our cable television systems in Boston and eastern Massachusetts (which served approximately 362,000 subscribers on the closing date) to AT&T

                                       (7)
in exchange for AT&T's cable television systems in certain northern New York suburbs (which served approximately 130,000 subscribers on the closing date), 44,260,932 shares of AT&T stock valued at approximately $893.5 million at closing and approximately $289.9 million in cash.

CABLE MODEM SERVICES

OUR CABLE MODEM OPERATIONS ARE ATTRIBUTED TO THE CABLEVISION NY GROUP.

We provide residential high-speed cable modem Internet access in portions of the greater New York City metropolitan area and parts of southern Connecticut. High-speed Internet access is provided to customers through a cable modem device that we sell, either directly or through 28 of our The WIZ stores, to customers who agree to subscribe to the service for a specified period.

The high-speed cable modem Internet access service, marketed as "Optimum Online", served approximately 506,700 cable modem subscribers at December 31, 2001 for an overall penetration rate of 17% of homes released. Homes released are homes that can be serviced by our high-speed cable modem service. We believe that our cable modem penetration has been driven, in part, by a large number of customers installing the necessary equipment without the need for a service call. Cable modems sold through our The WIZ stores include a self-installation kit that is designed to enable customers to install the cable modem without the need for a service call.

TELEPHONY

OUR TELEPHONY OPERATIONS ARE ATTRIBUTED TO THE CABLEVISION NY GROUP.

Through Lightpath, a competitive local exchange carrier, we provide basic and advanced local telecommunications services to the business market in portions of the greater New York City metropolitan area. Lightpath provides a full range of local dial tone, switched services, private line and advanced networking features on the local and long distance levels on its own facilities and network. As of December 31, 2001, Lightpath serviced over 1,240 buildings with approximately 122,100 access lines.

As of December 31, 2001, we also provided residential telephone services to approximately 13,400 subscribers in Long Island, New York and parts of southern Connecticut.

THE WIZ

OUR RETAIL ELECTRONICS OPERATIONS ARE ATTRIBUTED TO CABLEVISION NY GROUP.

The WIZ is an electronics retailer selling primarily video and audio equipment, home office equipment, compact disks and other pre-recorded music, digital video disks, and VHS video and other pre-recorded movies. Our The WIZ stores provide us with venues to sell cable modems for our Optimum Online service, and we expect to distribute digital cable boxes for our iO, Interactive Optimum digital cable service through The WIZ stores in the future. Distribution of the hardware for these services through The WIZ stores is designed to encourage sales by providing a convenient means of previewing and subscribing to the services. The WIZ currently has 43 stores in the New York City metropolitan area.

                                       (8)

THEATERS

OUR THEATER OPERATIONS ARE ATTRIBUTED TO CABLEVISION NY GROUP.

Clearview Cinemas operates 59 motion picture theaters containing 279 screens in the New York metropolitan area. The theaters were acquired in December 1998 through 1999, as a result of the acquisition of all of the outstanding shares of stock of Clearview Cinema Group, Inc. and the acquisition of certain theaters from Loews Cineplex Entertainment Corporation.

PERSONAL COMMUNICATIONS SERVICE

OUR INVESTMENT IN PERSONAL COMMUNICATION SERVICE LICENSES IS ATTRIBUTED TO CABLEVISION NY GROUP.

CSC Holdings holds a 49.9% interest, and certain preferential distribution rights, in Northcoast Communications. Northcoast Communications holds certain licenses to conduct a personal communications service business. CSC Holdings has contributed an aggregate of approximately $152.8 million as of December 31, 2001 to Northcoast Communications (either directly or through loans to Northcoast PCS, LLC, the other member in Northcoast Communications). See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions."

OTHER INVESTMENTS

OUR INVESTMENT IN R/L DBS COMPANY IS ATTRIBUTED TO CABLEVISION NY GROUP.

In March 2002, Rainbow Media Holdings acquired Loral Space and Communications, Ltd.'s 50% interest in R/L DBS Company LLC for a purchase price of up to a present value of $33 million payable only from revenues of R/L DBS' business, if any, or from any future sale of all or part of the interests in or assets of R/L DBS. This purchase increased Rainbow Media Holdings' ownership of R/L DBS to 100%.

R/L DBS holds certain frequencies granted by the Federal Communications Commission ("FCC") for the operation of a direct broadcast satellite business. CSC Holdings has contributed an aggregate of approximately $117.1 million through December 31, 2001 to R/L DBS or its predecessor businesses either directly or through loans to R/L DBS.

In December 2000, the FCC granted an extension to R/L DBS' construction permit relating to the direct broadcast satellite frequencies held by R/L DBS. The extension requires the launch of a satellite by March 29, 2003 and commencement of service offerings by not later than December 29, 2003, with specified six month interim construction milestones, non-compliance with which would result in the forfeiture of the construction permit. R/L DBS has entered into an agreement with a satellite manufacturer for the construction of a satellite scheduled to be launched in March 2003. The contract with the manufacturer permits R/L DBS to terminate the contract at its option prior to May 2003 and receive a refund of a portion of amounts paid through the date of such termination.

                                       (9)

OTHER ASSETS

OUR INVESTMENT IN EQUITY SECURITIES IS ATTRIBUTED TO CABLEVISION NY GROUP.

We own 11,173,376 shares of Charter Communications common stock, 10,800,000 shares of Adelphia Communications class A common stock, 44,260,932 shares of AT&T common stock and 14,243,166 shares of AT&T Wireless Services common stock acquired in connection with the sale of certain cable television systems, all of which shares have been monetized under collateralized prepaid forward contracts. See "Cable Television System Sales".

In addition, we own warrants to acquire 20,462,596 shares of common stock of At Home Corporation for $0.25 per share. These warrants were issued to us in exchange for certain agreements by us with respect to the distribution of the At Home internet access service to cable subscribers. On September 28, 2001, At Home filed a petition for reorganization in federal bankruptcy court. On January 8, 2002, At Home terminated its At Home service to all of Cablevision's Optimum@Home subscribers. In a letter dated January 9, 2002, Cablevision advised At Home that such termination of service constituted an election by At Home to terminate the existing master distribution agreement entered into by and between Cablevision and At Home and all other related agreements.

In 2001 and 2000, we recorded an asset impairment write-down of $108.5 million and $139.7 million, respectively, related to these warrants which reduced the carrying value to zero.

PROGRAMMING AND ENTERTAINMENT OPERATIONS

WE ATTRIBUTE CERTAIN PROGRAMMING AND ENTERTAINMENT OPERATIONS TO CABLEVISION NY GROUP AND OTHERS TO RAINBOW MEDIA GROUP (SEE "TRACKING STOCK" ABOVE).

GENERAL.

We conduct our programming activities through Rainbow Media Holdings, a company currently 77.5% owned by CSC Holdings and 22.5% by NBC - Rainbow Holdings, Inc., a subsidiary of NBC.

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

In April 2001, Metro-Goldwyn-Mayer Inc. ("MGM") acquired a 20% interest in four programming services of Rainbow Media Holdings (American Movie Classics, Bravo, The Independent Film Channel, and WE: Women's Entertainment) for $825 million in cash.

Rainbow Media Holdings owns a 60% interest in, and manages, Regional Programming Partners, a partnership with Fox Sports Networks, LLC. Regional Programming Partners owns Madison Square Garden, a sports and entertainment company that owns and operates the

                                      (10)

Madison Square Garden Arena and the adjoining Theater at Madison Square Garden, the New York Knickerbockers professional basketball team, the New York Rangers professional hockey team, the New York Liberty professional women's basketball team, the Hartford Wolf Pack professional hockey team, the Madison Square Garden Network, Fox Sports Net New York and Radio City Entertainment (which operates Radio City Music Hall in New York City). Additionally, Madison Square Garden manages and operates the Hartford Civic Center in Connecticut. Regional Programming Partners also owns interests in regional sports networks that provide regional sports programming to the New England, Chicago, Cincinnati, Cleveland, San Francisco and Florida areas, in addition to Madison Square Garden Network and Fox Sports Net New York which provide regional sports programming to the New York City metropolitan area, as well as MetroChannels which provide regional and local sports, news, educational and other programming to the New York metropolitan area. All of the New York area assets are attributed to the Cablevision NY Group.

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

The following table sets forth ownership information and estimated subscriber information as of December 31, 2001 for each of the programming and related businesses whose ownership interest is held directly or indirectly by Rainbow Media Holdings. Regional Programming Partners is a 60% owned subsidiary of Rainbow Media Holdings, with the remaining 40% interest owned by Fox Sports Networks. See "Arrangements with NBC" below for a summary of NBC's agreement to exchange its interest in Rainbow Media Holdings for Rainbow Media Group tracking stock.

                                      (11)

                                                    December 31, 2001
                                           --------------------------------
                                                               Affiliated
Programming                                    Viewing            Basic
Businesses                                 Subscribers (1)   Subscribers (2)         Ownership (3)
----------                                 ---------------   ---------------         -------------
                                                     (In Millions)
RAINBOW MEDIA GROUP:

   NATIONAL ENTERTAINMENT
       PROGRAMMING NETWORKS:
   American Movie Classics                        71.3              78.4      Rainbow Media Holdings - 80%, MGM - 20%
   WE: Women's Entertainment                      37.8              59.6      Rainbow Media Holdings - 80%, MGM - 20%
   Bravo                                          54.8              68.9      Rainbow Media Holdings - 80%, MGM - 20%
   The Independent Film Channel                   21.8              59.7      Rainbow Media Holdings - 80%, MGM - 20%
   MuchMusic USA                                  17.1              48.0      Rainbow Media Holdings - 100%

   REGIONAL SPORTS NETWORKS:
   Fox Sports Net Bay Area                         3.3               3.6      Regional Programming Partners and Fox Sports
                                                                                Networks - 50% each
   Fox Sports Net Chicago                          3.5               3.7      Regional Programming Partners and Fox Sports
                                                                                Networks - 50% each
   Fox Sports Net New England                      3.8               4.2      Regional Programming Partners and
                                                                                 AT&T - 50% each
   Fox Sports Net Ohio                             4.4               4.6      Regional Programming Partners - 100%
   Fox Sports Net Florida                          3.2               3.5      Regional Programming Partners - 100%

   OTHER:
   National Sports Partners                       72.9              81.4      Rainbow Media Holdings and Fox Sports Networks -
                                                                                50% each
   National Advertising Partners                     -                 -      Rainbow Media Holdings and Fox Sports Networks -
                                                                              50% each
   Sterling Digital                                  -                 -      Rainbow Media Holdings - 100%
   Rainbow Network Communications                    -                 -      Rainbow Media Holdings - 100%

CABLEVISION NY GROUP:

   REGIONAL SPORTS NETWORKS:
   Madison Square Garden Network/                 11.9              15.1      Regional Programming Partners - 100%
       Fox Sports Net New York

   NEWS SERVICES:
   News12 Long Island                               .8                .8      Rainbow Media Holdings - 100%
   News12 Connecticut                               .2                .2      Rainbow Media Holdings - 100%
   News12 New Jersey                               1.7               1.8      Rainbow Media Holdings - 100%
   News12 Westchester                               .3                .3      Rainbow Media Holdings - 100%
   News12 Bronx                                     .2                .3      Rainbow Media Holdings - 100%
   News12.com                                        -                 -      Rainbow Media Holdings - 100%

   OTHER:
   Metro Guide                                     3.8               4.3      Regional Programming Partners - 100%
   Metro Traffic and Weather                       2.5               2.8      Regional Programming Partners - 100%
   Metro Learning                                  2.7               4.1      Regional Programming Partners - 100%
   Rainbow Advertising Sales Company                 -                 -      Rainbow Media Holdings - 100%
   R/L DBS (4)                                       -                 -      Rainbow Media Holdings and Loral - 50% each

----------
(1) Represents the number of subscribers to distributors' systems that receive the referenced programming network.
(2) Represents the total number of basic subscribers available in systems that carry the service.
(3) Various of these programming businesses, other than those which are wholly-owned by Rainbow Media Holdings, are subject to puts, calls, rights of first refusal and restrictions on transfer.
(4) Rainbow Media Holdings' ownership interest increased to 100% in March 2002. See "Other Investments" above.

                                      (12)

NATIONAL ENTERTAINMENT PROGRAMMING NETWORKS

The following nationally distributed entertainment networks which acquire, produce and license programming throughout the United States are attributed to Rainbow Media Group.

AMERICAN MOVIE CLASSICS

American Movie Classics is a 24-hour movie network featuring classic films and award-winning original productions about the world of American film. The service offers background information, lifestyle programming and entertainment about the world of Hollywood.

American Movie Classics is available on cable television and other distribution platforms such as direct broadcast satellite. It is carried on basic or expanded basic tiers for which subscribers do not have to pay a premium to receive the network. Affiliate revenues, which in 2001 accounted for about 90% of American Movie Classics' revenues, are based on fees paid by the distributors for the right to carry the programming.

Distributors generally pay the network according to the number of subscribers actually receiving American Movie Classics. The network generally enters into five- to seven-year distribution contracts with its distributors. American Movie Classics' top nine affiliation agreements with multiple system operators ("MSO") cover 90% of American Movie Classics' total viewing subscribers and affiliation agreements covering 7% of those MSOs' subscribers expire prior to the end of 2002. There can be no assurances that these affiliation agreements will be renewed on similar terms or at all.

American Movie Classics' film library consists of films that are licensed from major studios such as Columbia TriStar, Twentieth Century Fox, Paramount, Warner Brothers, Universal, MGM/UA and RKO under long-term contracts. American Movie Classics has adequate product to program the channel fully through 2004. American Movie Classics generally structures its contracts for the exclusive cable television right to carry the films during identified windows.

BRAVO

Bravo premiered in December 1980 as the first national cable network for the performing arts. Bravo features films and performing arts programming including jazz, classical music, ballet, opera, dance, theatrical performances, and original programs on the arts as well as original and licensed television series.

Bravo is generally carried as part of the basic or expanded basic service where subscribers do not have to pay a premium fee to receive the network. Affiliate revenues, which accounted for approximately 58% of total revenues in 2001, are based on fees paid by the distributors for the right to carry the programming. Distributors generally pay the network according to the number of subscribers actually receiving Bravo. Bravo generally enters into five- to ten-year distribution contracts with its distributors. Bravo's top nine affiliation agreements with MSOs cover 88% of Bravo's total viewing subscribers and affiliation agreements covering 9% of those MSOs' subscribers expire prior to the end of 2002. There can be no assurances that these affiliation agreements will be renewed on similar terms or at all.

                                      (13)

Bravo's program library consists of films, series and other productions that are licensed from major studios such as Universal, Disney, Twentieth Century Fox, Paramount, Sony and Warner Bros. and smaller studios such as Artisan, New Line, USA, Lion's Gate and Miramax under long-term contracts, in addition to Bravo's original productions. Bravo has adequate product to program the channel fully through 2005. Bravo generally structures its contracts for the exclusive cable television rights to carry the programs during identified window periods.

Beginning in 1998, Bravo launched a traditional format of advertising with commercial program interruptions and the utilization of Nielsen ratings to gauge viewership. Advertising revenue represented about 39% of Bravo's revenues for 2001.

THE INDEPENDENT FILM CHANNEL

The Independent Film Channel was launched in 1994 and is the first network dedicated to independent films and related features and programming. It presents feature-length films (domestically and internationally produced), documentaries, shorts, animation, new works, "cult classics" and originally produced programs which chronicle independent film trends. The Independent Film Channel has adequate product to program the channel fully through 2005.

The Independent Film Channel's top nine affiliation agreements with MSOs cover 93% of The Independent Film Channel's total viewing subscribers and affiliation agreements covering 23% of those MSOs' subscribers expire prior to the end of 2002. There can be no assurances that these affiliation agreements will be renewed on similar terms or at all.

WE: WOMEN'S ENTERTAINMENT

Launched in 1997 as Romance Classics, WE: Women's Entertainment is a 24-hour entertainment service for women. It is designed to be "time-out TV" to help women disconnect from the stresses of the everyday world and reconnect with themselves. WE: Women's Entertainment features recent hit movies, original biographies of inspiring women and lifestyle programs on subjects like travel, beauty, home, entertaining and relationships.

WE: Women's Entertainment's top nine affiliation agreements with MSOs cover 92% of WE: Women's Entertainment's total viewing subscribers and affiliation agreements covering 16% of those MSOs' subscribers expire prior to the end of 2002. There can be no assurances that these affiliation agreements will be renewed on similar terms or at all.

WE: Women's Entertainment has licensed exclusive film titles to supplement its slate of original programming, providing adequate product volume through 2005. Exclusive deals have been concluded with major Hollywood studios such as Twentieth Century Fox, Universal and Columbia as well as independents such as Castle Hill and Artisan.

MUCHMUSIC USA

MuchMusic USA is a 24-hour, all-music entertainment programming network which was launched in the United States in July 1994 and currently features a lineup of music videos, concerts, interviews and drop-in performances of established and new artists in a mix of U.S. produced programming and the MuchMusic programming feed produced by Chum Limited, a

                                      (14)

Canadian programmer. A license agreement with Chum Limited allows MuchMusic USA to use all or part of the MuchMusic programming.

MuchMusic's top nine affiliation agreements with MSOs cover 96% of MuchMusic's total viewing subscribers and affiliation agreements covering 16% of those MSOs' subscribers expire prior to the end of 2002. There can be no assurances that these affiliation agreements will be renewed on similar terms or at all.

REGIONAL SPORTS NETWORKS - attributed to Rainbow Media Group

Rainbow Media Holdings has a 60% interest in two regional sports networks, in Ohio and Florida, operating under the Fox Sports Net name and has a 30% interest in three other regional sports networks, in Chicago, New England and the Bay Area, also operating under the Fox Sports Net name. Rainbow Media Holdings manages each of these regional sports networks, which are distributed in their respective region in the United States through cable television as well as through direct broadcast satellite and TVRO distributors.

NATIONAL SPORTS PARTNERS - attributed to Rainbow Media Group

Fox Sports Net is distributed by National Sports Partners, a 50%/50% partnership between Rainbow Media Holdings and Fox Sports Networks that was formed in December 1997 and is managed by Fox Sports Networks. Fox Sports Net was launched during January 1998 and links 22 regional sports networks under the Fox Sports Net name, including the five Fox Sports Net networks in which Rainbow Media Holdings owns an interest described above, and delivers local, regional and national sports programming.

OTHER SERVICES - attributed to Rainbow Media Group

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

RAINBOW NETWORK COMMUNICATIONS

Rainbow Network Communications, which is wholly-owned by Rainbow Media Holdings, is a full service network programming origination and distribution company. Its services include origination, transmission, video engineering, uplinking, encryption, affiliate engineering, technology consulting, transponder negotiation, content ordering, quality control and editing.

                                      (15)

STERLING DIGITAL LLC

Sterling Digital LLC, which operates Mag Rack, is designed to develop new niche audience programming to be distributed and marketed using new media platforms. Our iO, Interactive Optimum digital cable service includes Mag Rack.

ARRANGEMENTS WITH NBC

Through March 31, 2002, NBC has exchanged 3.5% of its interest in Rainbow
Media Holdings for 7,674,940 shares of Rainbow Media Group Class A tracking stock. As a result, NBC currently owns 22.5% of the equity securities of Rainbow Media Holdings. We own the remaining 77.5% of Rainbow Media Holdings.

In connection with the distribution of the Rainbow Media Group tracking stock, NBC was given the right to exchange its 26% interest in Rainbow Media Holdings common stock (at the date of the tracking stock distribution) over a period of up to 9 years for approximately 44.7 million shares of Rainbow Media Group tracking stock ( a 34% interest), based on the number of shares of Rainbow Media Group tracking stock outstanding on the date of the tracking stock distribution. NBC's exchange occurs on a deferred basis in the following steps:

     - First, we effected a recapitalization of Rainbow Media Holdings and created a new class of Rainbow Media Holdings preferred stock which is held by us that is entitled to receive any and all dividends and distributions on, and carries a liquidation preference with respect to, Cablevision NY Group businesses and interests owned by Rainbow Media Holdings. NBC converted all of its Rainbow Media Holdings common stock into Rainbow Media Holdings Class A common stock and has the right to exchange its Rainbow Media Holdings Class A common stock, representing 26% of the outstanding equity securities of Rainbow Media Holdings (at the date of the tracking stock distribution), for 34% of the Rainbow Media Group Class A tracking stock.
     - Second, NBC may exchange each share of Rainbow Media Holdings common stock held by it for approximately 16,868 shares of Rainbow Media Group Class A tracking stock, for an aggregate of approximately 44.7 million shares. NBC can make this exchange, in whole or in part, at its election, each calendar quarter prior to December 31, 2009, and any shares not exchanged prior to December 31, 2009 will be exchanged then. Through March 31, 2002, NBC exchanged 3.5% of its interest in Rainbow Media Holdings for 7,674,940 shares of Rainbow Media Group Class A tracking stock.
     - NBC agreed not to transfer any shares of Rainbow Media Group tracking stock received upon an exchange for Rainbow Media Holdings common stock (other than to other wholly-owned subsidiaries of NBC) until March 29, 2002. After March 29, 2002, NBC is entitled to transfer any shares of Rainbow Media Group tracking stock subject to certain limitations.
     - NBC has demand registration rights with respect to shares of its Rainbow Media Group Class A tracking stock.

                                      (16)

SALES OF CABLEVISION COMMON STOCK BY AT&T

In October 2001, AT&T sold 19,151,285 shares of the Cablevision NY Group Class A common stock it held under a registration statement filed by Cablevision with the Securities and Exchange Commission, and concurrently with that sale, subsidiaries of AT&T, through a trust, sold 26,918,195 units of a mandatorily exchangeable trust security exchangeable into 26,918,195 shares of Cablevision NY Group Class A common stock on or after November 15, 2004. Until termination of the trust, AT&T will continue to beneficially own and vote the shares. AT&T has agreed not to engage in any additional transactions relating to its remaining 2,872,692 shares of Cablevision NY Group Class A common stock until April 21, 2002.

In December 2001, AT&T sold 14,679,750 shares of the Rainbow Media Group Class A common stock it held under a registration statement filed by Cablevision with the Securities and Exchange Commission, and concurrently with that sale, subsidiaries of AT&T, through a trust, sold 9,791,336 units of a mandatorily exchangeable trust security exchangeable into 9,791,336 shares of Rainbow Media Group Class A common stock on or after February 15, 2005. Until termination of the trust, AT&T will continue to beneficially own and vote these shares.

Subsidiaries of AT&T have certain rights and obligations relating to Cablevision under Cablevision's stockholders agreement with AT&T, including registration rights. Upon the sale by AT&T of its shares of Cablevision NY Group Class A common stock as described above, the Stockholders Agreement ceased to be effective and will remain ineffective unless AT&T retains ownership of 5% or more of the shares of Cablevision NY Group Class A common stock upon termination of the trusts. Cablevision understands that AT&T has the right to cash settle the prepaid forward contracts under which the trusts agreed to purchase 26,918,195 shares of Cablevision NY Group Class A common stock and 9,791,336 shares of Rainbow Media Group Class A common stock. In that event, if certain conditions are satisfied, AT&T will continue to own those shares and may have certain registration rights with respect to those shares under the stockholders agreement.

                                      (17)

COMPETITION

CABLE TELEVISION

Our cable television systems compete with a variety of other television programming delivery systems. The extent of our competition from broadcasters depends upon the number and quality of the broadcast television signals available to homes within our market by over-the-air reception, as compared to the number and quality of signals distributed by our cable systems.

The primary competitor to our cable television systems is direct broadcast satellite (DBS). DBS systems permit satellite transmissions from the low-power C-Band or the higher power Ku-Band to be received by a dish antenna at the viewer's home. Two DBS systems, EchoStar and DirecTV, are now available to our customers. Their application to merge is being reviewed by the Department of Justice and the FCC. The federal copyright laws now permit DBS systems to retransmit local broadcast television signals to their customers. This has enhanced the competitive position of DBS.

A telephone company may now, due to the Telecommunications Act of 1996, become a cable system operator, fully subject to the franchising, rate and other federal regulations applied to a cable system. Or it can operate an "open video system,"
(OVS) subject only to selected portions of the federal regulations applicable to our cable systems. A post-1996 court decision, however, restored certain local municipal franchising powers over OVS, making it a less attractive alternative to cable's competitors. Companies have sought OVS status in areas in which our cable television systems operate in New York City, Westchester County, and northern New Jersey. One, RCN Corporation, is currently operating both OVS and franchised cable television systems that compete with us in portions of New York City and New Jersey.

Multichannel multipoint distribution services ("MMDS") also compete with us. MMDS deliver television programming over microwave super-high frequency channels received by subscribers with a special antenna. An MMDS operator is not required to obtain a municipal franchise, and is subject to fewer FCC regulatory requirements than are our cable systems.

Satellite master antenna ("SMATV") systems, like MMDS, generally serve large multiple dwelling units under an agreement with the landlord. The FCC has preempted all state and local regulation of SMATV. The statutory definition of a cable system excludes facilities that do not use public rights-of-way. This exempts SMATV, like MMDS, from local franchise and other requirements applicable to cable system operators.

The FCC has established a wireless local multipoint distribution service ("LMDS") in the higher bands of the electromagnetic spectrum that could be used to offer multichannel video in competition with our cable television systems, as well as offer two-way communications services. The FCC has held auctions to select LMDS licensees, but LMDS has not yet become a significant video competitor in our market.

Although substantially all the franchises of our cable television system are non-exclusive, and municipalities are prohibited by law from unreasonably refusing to grant competitive franchises, most franchising authorities have granted only one franchise in each area we serve. Other cable television operators, however, could receive cable franchises for areas where our cable television

                                      (18)
systems are operated, or a municipality that regulates us could build its own cable system to compete with us.

The full extent to which developing media will compete with our cable television systems may not be known for several years. There can be no assurance that existing, proposed or as yet undeveloped technologies, including technologies that provide video over the Internet, will not become dominant in the future and render our cable television systems less profitable or even obsolete.

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

In addition to the proposed merger of DirecTV and EchoStar, the Department of Justice and the FCC are currently reviewing the proposed merger of AT&T Broadband and Comcast. If either merger is ultimately approved and consummated, it is likely that Rainbow Media Holdings' networks will face increased competition in the future both for the right to be carried, and the right to be carried on a preferential "tier," by the distribution systems owned by the combined companies.

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

Important to Rainbow Media Holdings' success in each area of competition it faces are the prices it charges for its programming network, the quantity, quality and variety of the programming offered on its network, and the effectiveness of the networks' marketing efforts. The competition for viewers in the context of non-premium programming networks is directly

                                      (19)
correlated with the competition for advertising revenues with each of the competitors discussed above.

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

                                      (20)

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

Rainbow Media Holdings' sports networks also compete for local and regional rights with the same group of competitors, with local commercial broadcast television stations, with other local commercial and regional sports networks and with the sports teams which hold such rights.

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

In order to remain competitive in the acquisition and retention of rights to sports programming, Rainbow Media Holdings' sports networks attempt to secure long-term rights agreements with teams and athletic conferences. Rainbow Media Holdings also attempts to include, in rights agreements with teams, terms that provide Rainbow Media Holdings' sports networks with exclusive negotiation periods prior to the scheduled expiration of the term of such agreements and/or which provide Rainbow Media Holdings' sports networks with the right to match an offer made by a competing distributor of sports programming. Rainbow Media Holdings' sports networks, however, are not always successful in attaining these objectives, and Rainbow Media Holdings cannot be assured that its strategy will enable its sports networks to offer sports programming of the type and in the quantity or quality necessary for such networks to remain competitive.

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

                                      (21)

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

While Lightpath and the ILECs are competitors, Lightpath must enter into interconnection agreements with each ILEC so that Lightpath's customers can make and receive calls to and from customers served by the ILEC. Federal and State law and regulations require ILECs to enter into such agreements and provide such facilities and services, at prices subject to regulation. The specific price, terms and conditions of each agreement, however, depend on the outcome of negotiations between Lightpath and an ILEC. Agreements are also subject to approval by the state public service commission. Lightpath has entered into interconnection agreements with Verizon for New York, New Jersey, and Connecticut, which have been approved by the respective state commissions.

Lightpath also faces competition from one or more competitive access providers ("CAPs") and other new entrants in the local telecommunications marketplace, Competitive Local Exchange Carriers ("CLECs"), such as Teleport Communications Group, Inc. ("Teleport"), now part of AT&T, and MFS Communications Company, Inc. ("MFS"), now part of WorldCom as well as many others. In addition to the ILECs and competitive service providers, other potential competitors capable of offering local, private line and special access services include electric utilities, long distance carriers, microwave carriers, wireless telephone system operators (such as cellular, PCS, and specialized mobile radio), and private networks built by large end users. A continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors to Lightpath.

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

RETAIL ELECTRONICS

The consumer retail electronics business is highly competitive. Cablevision Electronics competes with national and regional retail electronics chains which continue to expand in the New York metropolitan area, as well as with computer, office product and entertainment superstores, general merchandise retailers, discount stores and factory direct and Internet retailers. Some of these competitors operate on a significantly larger scale than Cablevision Electronics and are able to translate their scale to purchasing and pricing advantage. Competition is primarily based on price, service and selection of merchandise. Cablevision Electronics competes on the basis of these factors, with special emphasis placed on the quality of the customer experience in the stores and on selling and bundling merchandise that supports the in-home connectivity of our high speed data, video and telephony services.

                                      (22)

REGULATION

CABLE TELEVISION

Our cable television systems are regulated under Congressionally imposed uniform national guidelines, first set in the 1984 Cable Act and amended by the Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996.

This federal legislation authorizes states or localities to franchise our cable television systems but sets limits on their franchising powers. It sets a ceiling on cities imposing franchise fees of more than 5% of our gross revenues from our provision of cable services. It prohibits localities from requiring us to carry specific programming services, and protects us in seeking franchise renewals by limiting the factors a locality may consider and requiring a due process hearing before denial of renewal. Our franchising authorities cannot grant an exclusive cable franchise to us and cannot unreasonably refuse to award an additional franchise to compete with us.

Localities may require free access to public, educational or governmental channels on our systems. We must make a limited number of commercial leased access channels available for potentially competitive video services. Federal law prohibits obscene programming and requires us to sell or lease devices to block programming considered offensive by a customer.

Under the 1984 Cable Act, rates were unregulated for the cable services provided by substantially all of our cable television systems. The 1992 Cable Act reintroduced rate regulation for certain cable services and equipment that is provided by substantially all of our systems.

Federal law requires us to establish a "basic service" package consisting, at a minimum, of all local broadcast signals and all non-satellite delivered distant broadcast signals that we choose to carry, as well as all public, educational and governmental access programming carried by our systems.

The rates for our basic service package are still subject to regulation by local franchising authorities.

Local municipalities or state cable television regulators may also still regulate the rates we charge for the installation and lease of the equipment used by subscribers to receive the basic service package, including equipment that may also be used to receive other packages of programming, and the installation and monthly use of connections for additional television sets.

The FCC's rules prevent us, unless we can justify higher rates on the basis of our costs, from raising the rates we charge for the basic service package beyond an inflation indexed amount, plus increases in certain costs beyond our control, such as taxes, franchise fees and increased programming costs that exceed the inflation index. Increases in fees we pay to broadcast stations for the retransmission of their signals, may also be passed through to our subscribers.

The FCC also adopted guidelines for "cost-of-service" showings, pursuant to which we can attempt to justify rates in excess of the basic service package benchmarks. The FCC in addition permits rate adjustments attributed to the cost of a rebuild or a substantial upgrade of our cable systems plant.

                                      (23)

The FCC's authority to reduce the rates for our service packages other than our basic service package, in response to complaints by a franchising authority, if the FCC found that our rates were unreasonable, has now sunset. Services that we offer on a per channel or per program basis, like HBO, have never been subject to rate regulation by either local municipalities or the FCC.

We are required by federal law to carry all local broadcast stations, or, at the option of a local broadcaster, to obtain the broadcaster's prior consent for retransmission of its signal. A substantial number of local broadcast stations currently carried by our cable television systems have elected to negotiate for retransmission consent. Our cable television systems have reached retransmission consent agreements with most broadcast stations they currently carry, but the potential remains for discontinued broadcast station carriage if such an agreement is not renewed following its expiration.

The FCC is currently considering whether to adopt similar "must carry" rules for broadcasters' new digital TV channels. The FCC last year reached the tentative conclusion that "dual must carry" rules would be unconstitutional, if our systems were required to carry these digital channels, in addition to broadcasters' existing analog broadcast channels, before the statutorily required transition from analog to digital broadcasting in 2006. But the FCC has asked for additional information to help it finally resolve this issue.

In some instances, Rainbow Media Holdings has been ordered by the FCC to provide its satellite-delivered programming to multichannel video programmers after such programmers have filed complaints pursuant to federal "program-access" rules.

Congress has required the FCC to set limits on the number of channels that we can program with programming services we control, and a national limit on the number of subscribers we can serve. The FCC established a 40% limit on the number of channels of one of our cable television systems that can be occupied by programming services in which we have an attributable interest. The FCC also set a national limit of 30% on the number of multichannel video households that we can serve. The FCC later modified its cable ownership attribution rules, maintaining its 5% voting stock benchmark, but attributing cable subscribers to a partnership if a limited partner is involved in the partnership's "video programming" activities. Both rule modifications affected us because of AT&T's investment in us.

Last year, a federal appellate court held unconstitutional the FCC's rules establishing the 30% national multichannel subscriber limit and the 40% channel occupancy limit. It also eliminated the FCC's rule attributing cable subscribers in a system held by a partnership to a limited partner if the limited partner is involved in the partnership's "video programming" activities. The court upheld the FCC's 5% voting stock benchmark for an "attributable interest" in a cable system. This year, a different panel of the same court invalidated an FCC rule that barred us from owning a broadcast station in the same market in which we own a cable system.

The Telecommunications Act of 1996, besides deregulating the rates for our non-basic tiers of service, also permitted our regulated equipment rates to be computed by aggregating our costs of broad categories of equipment at the franchise, system, regional or company level.

All our local rate regulation, including regulation of our basic service package, is by federal law eliminated if one of our cable systems is subject to "effective competition" from another

                                      (24)
multichannel video programming provider, such as a telephone company, a DBS operator, or a competing OVS or cable company like RCN. The 1996 Act expanded the definition of "effective competition" to include instances in which a local telephone company or its affiliate (or a multichannel video programming distributor using the facilities of a telephone company or its affiliates) offers video programming comparable to ours to subscribers in our franchise area by any means other than DBS. Our cable television systems gain greater flexibility in packaging and pricing when the FCC makes a finding of "effective competition" based on such competition. We have been successful in obtaining from the FCC such an "effective competition" finding in certain communities in our market.

The FCC was required by federal law to initiate a process through which the cable industry would develop standards to allow subscribers to use set top boxes purchased or leased from any distributor to access programming on their local cable system. These standards have now been developed.

FCC rules require that we black out certain network and sports programming on imported distant broadcast television signals upon request. The FCC also requires that we delete syndicated programming carried on distant signals upon the request of any local television/broadcast station holding the exclusive right to broadcast the same program within our local television market and, in certain cases, upon the request of the copyright owner of such programs. These rules affect the diversity and cost of programming options for our cable television systems.

The FCC regulates us in such areas as customer service, technical standards, equal employment opportunity, privacy, rates for leased access channels, and obscenity and indecency. The FCC is also tasked by Congress to promote compatibility between cable television systems and other consumer electronic equipment such as "cable ready" television sets and videocassette recorders.

The FCC also imposes restrictions on our origination cablecasting channels and rules governing political broadcasts; ownership and control of cable home wiring in single family residences and multiple dwelling units; and limitations on advertising contained in children's programming that we carry.

The FCC requires us to pay annual "regulatory fees" for its services that we may pass on to subscribers as "external cost" adjustments to our basic cable service rates. Other fees are assessed for the FCC licenses we hold for business radio, cable television relay systems and earth stations. These fees may not be collected from our subscribers.

The FCC has authority to regulate utility company rates for cable rental of pole and conduit space unless states establish preemptive regulations in this area. The states in which our cable television systems operate have adopted such regulations. The 1996 Act requires that utilities provide cable television systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility.

The FCC has adopted regulations to govern the charges for pole attachments used by companies providing telecommunications services, including cable operators like us. These pole attachment regulations did not become effective until last year, and subsequent increases in attachment rates resulting from the FCC's new regulations will be phased in throughout equal annual increments over five years, until 2006. The FCC's authority to set pole access rates for cable Internet access services was recently upheld by the Supreme Court.

                                      (25)

Some parties have proposed in the past few years federal, state and local requirements that would force cable systems to provide carriage to third-party Internet service providers in addition to services the system itself provides, such as our Optimum Online cable modem service. Several federal court decisions have invalidated local franchising authority requirements that the cable system in the community provide access to all third-party Internet service providers. Some local franchising authorities where we operate might attempt to impose a similar requirement on us. Faced with this uncertainty, the FCC opened an inquiry into how to classify the provision of this service by a cable system for regulatory purposes. In March, 2002, the FCC determined that services like Optimum Online should be classified as "information services." This category of services are traditionally subjected by the FCC to a lesser degree of regulation than "telecommunications services," which normally must offer their facilities to all comers on a common carrier basis. The FCC has put out for public comment the proper regulatory consequences of its classification decision.

FEDERAL COPYRIGHT REGULATION. There are no restrictions on the number of distant broadcast television signals that our systems may legally import, but we are required to pay copyright royalty fees to receive a statutory compulsory license to carry them. The U.S. Copyright Office has increased our royalty fees from time to time and has, at times, recommended to Congress changes in the statutory compulsory licenses for cable television carriage of broadcast signals. Such changes could adversely affect the ability of our cable television systems to obtain such programming, and could increase the cost of such programming.

STATE AND MUNICIPAL REGULATION OF CABLE TELEVISION. Regulatory responsibility for local aspects of the cable business such as franchisee selection, system design and construction, safety, and consumer services remains with either state or local officials and, in some jurisdictions, with both. Federal law limits the damages for certain constitutional claims by cable operators and others against franchising authorities for their franchising activities.

New York law provides for comprehensive state-wide cable regulation, including approval of transfers of our cable franchises and consumer protection legislation. New Jersey and Connecticut also regulate us at the state level. State and local franchising jurisdiction, however, must be exercised consistently with federal law. Among the more significant federal restrictions is a 5% ceiling on franchise fees and mandatory renegotiation of certain franchise requirements if warranted by changed circumstances.

PROGRAMMING AND ENTERTAINMENT

Cable television program distributors, such as Rainbow Media Holdings, and including the businesses attributed to the Rainbow Media Group, are not directly regulated by the FCC. But they are regulated indirectly when they are affiliated with a cable television system operator like Cablevision. Moreover, to the extent that regulations and laws, either presently in force or proposed, hinder or stimulate the growth of the cable television and satellite industries, which are directly regulated by the FCC, Rainbow Media Holdings' business will be directly affected.

Federal law limits our ability to freely manage the sale of Rainbow Media Holdings' services. The "program access" provisions of federal law require that Rainbow Media Holdings' programming services, to the extent that they are delivered by satellite, be sold to other multichannel video programming providers, such as MMDS, SMATV and DBS, that compete with our local cable television systems. Rainbow Media Holdings cannot have exclusive

                                      (26)
contracts with cable operators, nor can it unreasonably discount as to prices, terms and conditions of sale or distribution.

The FCC has declined to extend these program-access rules to cover terrestrially-delivered sports or news programming created by cable-system affiliated programmers such as Rainbow Media Holdings, and proposals by our competitors made to Congress to adopt such extensions have not been successful. It is not possible to predict whether such an expansion of the program access rules might in the future be adopted by the FCC or Congress and, if so, what effect it might have on Rainbow Media Holdings.

Broadcast stations have the right to be carried on our cable television systems and those of other cable companies under the so-called "must carry" rules. This reduces significantly the amount of channel space that is available for carriage by cable television systems of networks distributed by Rainbow Media Holdings. The FCC is currently considering whether to require cable television systems also to carry each broadcast station's digital broadcast signal, as well as its existing analog broadcast signal, during the transition period to complete conversion of all broadcast television stations from analog technology to digital technology: This transition is currently scheduled to occur by December 31, 2006. This "dual must carry," would even more significantly reduce the amount of channel space available for Rainbow Media Holdings' services both on our cable television systems and those owned by other companies. The FCC last year tentatively determined that such "dual must carry" obligations would be unconstitutional, but is continuing to study the issue.

The FCC has also imposed requirements on cable operators that, in effect, require certain of Rainbow Media Holdings' services to provide closed captioning for the hearing-impaired.

All satellite carriers must under federal law offer their service to deliver Rainbow Media Holdings and its competitor programming networks on a nondiscriminatory basis (including by means of a lottery). A satellite carrier cannot unreasonably discriminate against any customer in its charges or conditions of carriage. Numerous competing satellite services today provide transponders that Rainbow could use to deliver its programming networks.

TELEPHONE SERVICES

The 1996 Act was enacted to remove barriers to entry in the local telephone market that continues to be monopolized by the Bell Operating Companies ("BOCs") and other ILECs by preempting state and local laws that restrict competition and by requiring ILECs to provide competitors, such as cable operators and long distance companies, with nondiscriminatory access and interconnection to the BOC and ILEC networks. The law permits the BOCs to enter the market for long distance service (through a separate subsidiary), on a state-by-state basis, after they satisfy a "competitive checklist." The 1996 Act also facilitates the entry of utility companies into the telecommunications market.

The 1996 Act entitles Lightpath to certain rights, but as a telecommunications carrier, it also subjects Lightpath to regulation by the FCC. Lightpath's designation as a telecommunications carrier also results in other regulations that may affect Lightpath and the services it offers. The rights and obligations to which CLECs are entitled and subject have been and likely will continue to be subject to litigation in the courts and further review and revision by the FCC and Congress.

                                      (27)

The 1996 Act requires Lightpath to interconnect directly or indirectly with other telecommunications carriers. In some cases, interconnecting carriers must compensate each other for the transport and termination of calls on their network (I.E., reciprocal compensation). Accordingly, Lightpath is entitled, in some cases, to reciprocal compensation from carriers when it terminates their originating calls on its network. With regard to reciprocal compensation, the FCC issued an order capping compensation for some ISP-bound traffic and eliminating compensation for other ISP-bound traffic. This matter is on appeal to the courts and is before the FCC on reconsideration. Further, the FCC is exploring methods to unify intercarrier compensation and access charges and is considering a bill-and-keep approach (i.e., no compensation is paid between carriers) as well as other alternative modifications to the existing intercarrier compensation regimes. Lightpath's revenues may be negatively affected by FCC and court decisions on both compensation matters.

In addition to these proceedings and matters arising under the obligations of the 1996 Act, there are several other competition-related issues that the FCC is reviewing as part of its ongoing examination of the competitive marketplace. First, the FCC is considering whether to adopt a set of performance measures and standards for certain ILEC services provided to CLECs to improve the quality of service competitors receive with respect to those services. Second, the FCC is considering how to regulate broadband services provisioned by ILECs and other wireline providers of broadband Internet access services, which includes Lightpath. The outcome of this broadband proceeding may affect the degree of regulation to which Lightpath's services are subject in the future, including increased costs due to a finding that these services should be subject to universal service contribution requirements discussed below.

Lightpath is subject to federal and state regulations that implement universal service support for access to advanced telecommunications services and information services by rural, high-cost, and low-income markets at reasonable rates; and access to advanced telecommunications services by schools, libraries, and rural health care providers. Currently, the FCC assesses Lightpath for payments and other subsidies on the basis of a percentage of interstate revenue it receives from certain customers. The FCC is reviewing the basis for contribution to universal service and considering assessments based on a flat-fee charge, such as a per-line charge. States may also assess such payments and subsidies for state universal service programs. Changes to universal service contributions may affect Lightpath's revenues.

Lightpath is also subject to other FCC requirements in connection with the interstate long distance services it provides, including the payment of regulatory fees to fund the Telecommunication Relay Services fund, local number portability administration, and the North American Numbering Plan.

Like ILECs, CLECs may assess interstate access charges on interexchange carriers whose customers access the ILEC or CLEC's local network. CLECs have not been subject to the extensive regulation to which ILECs have been subject and CLECs have been able to set their own interstate access rates so long as they are just, reasonable, and not unreasonably discriminatory. However, the FCC has issued an order implementing a benchmark of decreasing access rates that CLECs can charge, moving such rates in alignment with lower ILEC access rates. The order is under reconsideration by the FCC.

Finally, as ILECs obtain authority to offer long distance services bundled with local services, which allows them to enter the long distance market and to compete with other interexchange

                                      (28)
carriers like Lightpath, Lightpath's revenues may be affected by customers who choose to obtain local and long distance services from the dominant service provider in the market, the BOC.

Lightpath is also subject to regulation by the state public service commission in each state in which it provides service. In order to provide service, Lightpath must seek approval from each such state commission. Lightpath is currently authorized to provide service in New York, Connecticut, and New Jersey.

Lightpath's regulatory obligations vary from state to state and include some or all of the following requirements: filing tariffs (rates, terms and conditions); filing operational, financial, and customer service reports; seeking approval to transfer the assets or capital stock of the telephone company; seeking approval to issue stocks, bonds, and other forms of indebtedness of the telephone company; filing all contracts or other documentation involving transactions between the telephone company and its affiliates; reporting customer service and quality of service requirements; making contributions to state universal service support programs; geographic build-out; and other matters relating to competition.

EMPLOYEES AND LABOR RELATIONS

As of December 31, 2001, we had 16,204 full-time, 3,700 part-time and 6,876 temporary employees of which 493, 1,115 and 3,440, respectively, were covered under collective bargaining agreements. We believe that our relations with our employees are satisfactory.

ITEM 2. PROPERTIES.

We lease certain real estate where our business offices, microwave receiving antennae, earth stations, transponders, microwave towers, warehouses, headend equipment, hub sites, program production studios and access studios are located. We occupy several leased business offices in Woodbury, New York with an aggregate of approximately 296,000 square feet of space, business offices in Jericho, New York with approximately 621,000 square feet of space, and warehouse space in Farmingdale, New York with approximately 34,000 square feet. Other significant leasehold properties include approximately 309,000 square feet housing Madison Square Garden's office operations and warehouse and approximately 569,000 square feet comprising Radio City Music Hall. The WIZ leases 43 retail store locations, a warehouse and a corporate office aggregating approximately 1,766,000 square feet.

We own our headquarters building located in Bethpage, New York with approximately 546,000 square feet of space and through Madison Square Garden, also own the Madison Square Garden arena and theater complex in New York City comprising approximately 1,016,000 square feet. We generally own all assets (other than real property) related to our cable television operations, including our program production equipment, headend equipment (towers, antennae, electronic equipment and satellite earth stations), cable system plant (distribution equipment, amplifiers, subscriber drops and hardware), converters, test equipment, tools and maintenance equipment. We also generally own our service and other vehicles.

Clearview Cinemas leases 48 theaters with approximately 43,800 seats and owns an additional 11 theaters with approximately 9,200 seats.

We believe our properties are adequate for our use.

                                      (29)

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

On January 8, 2002, At Home terminated its At Home service to all of Cablevision's Optimum@Home subscribers. In a letter dated January 9, 2002, Cablevision advised At Home that such termination of service constituted an election by At Home to terminate the existing master distribution agreement entered into by and between Cablevision and At Home and all other related agreements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

Cablevision NY Group Class A common stock and Cablevision's Class A common stock prior to its re-designation as Cablevision NY Group Class A common stock, on March 30, 2001, were traded on the NYSE under the symbol "CVC". On March 30, 2001, Rainbow Media Group Class A tracking stock began trading on the NYSE under the symbol "RMG".

PRICE RANGE OF CABLEVISION CLASS A COMMON STOCK

The following table sets forth for the periods indicated the intra-day high and low sales prices per share of the Cablevision Class A common stock prior to its re-designation as Cablevision NY Group Class A common stock on March 30, 2001, as reported on the NYSE.

                                      (30)

                                                                     High            Low
                                                                     ----            ---
YEAR ENDED DECEMBER 31, 2000:
First Quarter.................................................    $  86-7/8       $       55
Second Quarter................................................    $  72-5/8       $  57-9/16
Third Quarter.................................................    $  72-5/8       $  62-5/16
Fourth Quarter................................................    $ 85-3/16       $   66-1/4

YEAR ENDED DECEMBER 31, 2001:
First Quarter through March 29, 2001..........................    $   91.50       $    75.90

PRICE RANGE OF CABLEVISION NY GROUP CLASS A COMMON STOCK

The following table sets forth for the periods indicated the intra-day high and low sales prices per share of the Cablevision NY Group Class A common stock after the re-designation on March 30, 2001, as reported on the NYSE.

                                                                     High            Low
                                                                     ----            ---
YEAR ENDED DECEMBER 31, 2001:
First Quarter (as of March 30, 2001)..........................     $  75.00         $ 68.60
Second Quarter................................................     $  71.00         $ 54.90
Third Quarter.................................................     $  62.00         $ 37.58
Fourth Quarter................................................     $  48.50         $ 32.50

PRICE RANGE OF RAINBOW MEDIA GROUP CLASS A TRACKING STOCK

The following table sets forth for the periods indicated the intra-day high and low sales prices per share of Rainbow Media Group Class A tracking stock after the initial issuance and distribution on March 30, 2001, as reported on the NYSE.

                                                                   High            Low
                                                                   ----            ---
YEAR ENDED DECEMBER 31, 2001:
First Quarter (as of March 30, 2001)..........................   $  26.00         $ 23.90
Second Quarter................................................   $  27.70         $ 19.00
Third Quarter.................................................   $  28.00         $ 18.20
Fourth Quarter................................................   $  25.10         $ 19.50

As of March 15, 2002, there were 1,018 holders of record of Cablevision NY Group Class A common stock and 967 holders of record of Rainbow Media Group Class A tracking stock.

See Item 1. "Business - Tracking Stock" for a description of the tracking stock distributed to Cablevision's stockholders on March 29, 2001.

There is no public trading market for the Cablevision NY Group Class B common stock, par value $.01 per share or the Rainbow Media Group Class B common stock, par value $.01 per share. As of March 15, 2002, there were 30 holders of record of each of Cablevision NY Group Class B common stock and Rainbow Media Group Class B common stock.

All outstanding shares of common stock of CSC Holdings are held by Cablevision.

See Item 1. "Business - The Holding Company Reorganization and
Tele-Communications Transactions" for a description of the changes to our capitalization as a result of the 1998 holding company reorganization.

                                      (31)

DIVIDENDS. Neither CSC Holdings nor Cablevision have paid any dividends on shares of Class A or Class B common stock. Cablevision does not anticipate paying any cash dividends on shares of Cablevision NY Group Class A or Class B common stock or Rainbow Media Group Class A or Class B common stock in the foreseeable future.

Cablevision and CSC Holdings may pay cash dividends on their capital stock only from surplus as determined under Delaware law. If dividends are paid on the Cablevision NY Group common stock, holders of the Cablevision NY Group Class A common stock and Cablevision NY Group Class B common stock are entitled to receive dividends, and other distributions in cash, stock or property, equally on a per share basis, except that stock dividends with respect to Cablevision NY Group Class A common stock may be paid only with shares of Cablevision NY Group Class A common stock and stock dividends with respect to Cablevision NY Group Class B common stock may be paid only with shares of Cablevision NY Group Class B common stock. If dividends are paid on the Rainbow Media Group common stock, holders of the Rainbow Media Group Class A common stock and Rainbow Media Group Class B common stock are entitled to receive dividends, and other distributions in cash, stock or property, equally on a per share basis, except that stock dividends with respect to Rainbow Media Group Class A common stock may be paid only with shares of Rainbow Media Group Class A common stock and stock dividends with respect to Rainbow Media Group Class B common stock may be paid only with shares of Rainbow Media Group Class B common stock.

Subject to the above, dividends may be declared and paid on Cablevision NY Group common stock and/or Rainbow Media Group common stock in equal or unequal amounts.

CSC Holdings paid $174.5 million of cash dividends on the Series H and M Preferred Stock in 2001 and paid $25.5 million of cash dividends on the Series H Preferred Stock and $139.8 million of dividends in additional shares of Series H and M Preferred Stock in 2000. CSC Holdings is restricted from paying dividends on its preferred stock under the provisions of its senior credit agreement if a default has occurred and is continuing under such agreement. Additionally, CSC Holdings' senior credit agreement, senior debentures and senior subordinated debt instruments may restrict the payment of dividends in respect of any shares of capital stock in certain circumstances.

Dividends may not be paid in respect of shares of Cablevision's common stock unless all dividends due and payable in respect of the preferred stock of CSC Holdings have been paid or provided for. See Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

                                      (32)

ITEM 6. SELECTED FINANCIAL DATA.

SELECTED FINANCIAL AND STATISTICAL DATA

The operating and balance sheet data included in the following selected financial data have been derived from the consolidated financial statements of Cablevision Systems Corporation and CSC Holdings, Inc. Acquisitions made by these companies were accounted for under the purchase method of accounting and, accordingly, the acquisition costs were allocated to the net assets acquired based on their fair value, except for assets previously owned by Charles F. Dolan or affiliates of Mr. Dolan which were recorded at historical cost. Acquisitions are reflected in operating, balance sheet and statistical data from the time of acquisition. CSC Holdings, Inc.'s operating, balance sheet and statistical data prior to April 5, 1999 has been restated to include the financial position, results of operations and statistical information of the systems acquired from Tele-Communications from March 4, 1998, the date of acquisition by the Company. The selected financial data presented below should be read in conjunction with the consolidated financial statements of Cablevision Systems Corporation and CSC Holdings, Inc. and the notes thereto included in
Item 8 of this Report.

                                                                           CABLEVISION SYSTEMS CORPORATION
                                                -----------------------------------------------------------------------------------
                                                                               Years Ended December 31,
                                                -----------------------------------------------------------------------------------
                                                            2001         2000             1999             1998            1997
                                                            ----         ----             ----             ----            ----
                                                                            (dollars in thousands, except per share data)
                                                                            ---------------------------------------------
OPERATING DATA:
Revenues, net...........................................$ 4,404,546   $ 4,411,048      $ 3,942,985     $ 3,265,143     $ 1,949,358
 Operating expenses:
   Technical and operating..............................  1,766,985     1,696,907        1,535,423       1,268,786         853,800
   Retail electronics cost of sales.....................    563,423       549,978          484,760         367,102               -
   Selling, general and administrative..................  1,134,527     1,178,934        1,203,119         906,465         514,574
   Restructuring charges................................     56,442             -                -               -               -
   Depreciation and amortization........................  1,141,229     1,018,246          893,797         734,107         499,809
                                                         ----------    ----------      -----------     -----------     -----------
Operating income (loss).................................   (258,060)      (33,017)        (174,114)        (11,317)         81,175
Other income (expense):
   Interest expense, net................................   (525,976)     (562,615)        (465,740)       (402,374)       (363,208)
   Equity in net loss of affiliates.....................    (67,996)      (16,685)         (19,234)        (37,368)        (27,165)
   Gain on sale of cable assets and programming
    interests, net......................................  2,175,927     1,209,865                -         170,912         372,053
   Impairment charges on investments....................   (108,864)     (146,429)         (15,100)              -               -
   Gain on investments, net.............................    109,767             -           10,861               -               -
   Write-off of deferred financing costs................    (18,770)       (5,209)          (4,425)        (23,482)        (24,547)
   Gain on derivative contracts, net....................    281,752             -                -               -               -
   Gain on redemption of subsidiary preferred stock.....          -             -                -               -         181,738
   Loss on redemption of notes..........................    (15,348)            -                -               -               -
   Provision for preferential payment to related party..          -             -                -            (980)        (10,083)
   Gain on termination of At Home agreement.............     25,190             -                -               -               -
   Minority interests...................................   (384,014)     (164,679)        (120,524)       (124,677)       (209,461)
   Miscellaneous, net...................................    (18,143)       (9,509)          (5,688)         (5,643)        (10,855)
                                                         ----------    ----------      -----------     -----------      ----------

Net income (loss) before taxes..........................  1,195,465       271,722         (793,964)       (434,929)        (10,353)
   Income tax expense...................................   (187,732)      (42,469)          (6,643)        (13,575)         (1,751)
                                                        -----------   -----------      -----------     -----------     -----------
Net income (loss).......................................$ 1,007,733   $   229,253      $  (800,607)    $  (448,504)    $   (12,104)
                                                        ===========   ===========      ===========     ===========     ===========

                                      (33)

                                                                              CABLEVISION SYSTEMS CORPORATION
                                                        ---------------------------------------------------------------------------
                                                                                  Years Ended December 31,
                                                        ---------------------------------------------------------------------------
                                                            2001             2000             1999            1998       1997
                                                            ----             ----             ----            ----       ----
                                                                         (dollars in thousands, except per share data)
                                                                         ---------------------------------------------
EARNINGS (LOSS) PER SHARE:

CNYG COMMON STOCK
   Earnings (losses) attributable
     to common stock...................................... $ 657,732       $ 245,319       $  (781,244)      $(426,960)
                                                           =========       =========       ===========      ==========

   Basic net income (loss) per common share............... $    3.75       $    1.41       $     (4.99)      $   (3.01)
                                                           =========       =========       ===========       =========
   Basic weighted average common shares (in thousands)....   175,212         173,913           156,503         142,016
                                                           =========       =========       ===========       =========

   Diluted  net income (loss) per common share............ $    3.71       $    1.38       $     (4.99)      $   (3.01)
                                                           =========       ==========      ===========       =========
   Diluted weighted average common shares (in thousands)..   177,172         177,191           156,503         142,016
                                                           =========       =========       ===========       =========

RMG COMMON STOCK
   Earnings (losses) attributable to common stock......... $ 350,001       $ (16,066)      $   (19,363)      $ (21,544)
                                                           =========       =========       ===========       =========

   Basic and diluted net income (loss) per common share... $    3.91       $    (.18)      $      (.25)      $    (.30)
                                                           =========       =========       ===========       =========
   Basic weighted average common shares (in thousands)....    89,616          86,957            78,252          71,008
                                                           =========       =========       ===========       =========

   Diluted net income (loss) per common share............. $    3.84       $    (.18)      $      (.25)      $    (.30)
                                                           =========       =========       ===========       =========
   Diluted weighted average common shares (in thousands)..    91,155          86,957            78,252          71,008
                                                           =========       =========       ===========       =========

CABLEVISION SYSTEMS CORPORATION
   Basic and diluted net loss per common share............                                                               $  (.12)
                                                                                                                         =======

   Basic and diluted average number of common shares
     outstanding (in thousands)...........................                                                                99,608
                                                                                                                         =======

   Cash dividends declared per common share...............         -               -                 -               -         -
                                                           =========       =========       ===========      ==========   =======

Net income (loss) per share attributed to CNYG and RMG for 1997 is not presented since the retroactive allocation is not practicable to compute.

                                      (34)

                                                                               CABLEVISION SYSTEMS CORPORATION
                                                   ---------------------------------------------------------------------------------
                                                                                        December 31,
                                                   ---------------------------------------------------------------------------------
                                                           2001          2000            1999           1998             1997
                                                           ----          ----            ----           ----             ----
                                                                                    (dollars in thousands)
                                                                                    ----------------------
Balance Sheet Data:
------------------
Total assets.......................................... $  10,216,800  $  8,273,290  $  7,130,308    $  7,061,062     $  5,614,788
Total debt............................................     7,011,551     6,539,461     6,094,701       5,357,608        4,694,062
Minority interests....................................       864,947       587,985       592,583         719,007          821,782
Preferred stock of CSC Holdings, Inc..................     1,544,294     1,544,294     1,404,511       1,579,670        1,456,549
Stockholders' deficiency..............................    (1,585,906)   (2,529,879)   (3,067,083)     (2,611,685)      (2,711,514)

                                                                                CABLEVISION SYSTEMS CORPORATION
                                                   ---------------------------------------------------------------------------------
                                                                                        December 31,
                                                   ---------------------------------------------------------------------------------
                                                           2001          2000            1999           1998             1997
                                                           ----          ----            ----           ----             ----
                                                                      (dollars in thousands, except per subscriber data)
                                                                      --------------------------------------------------
Statistical Data:
----------------
CABLE:
Homes passed by cable.................................     4,337,000     4,698,000     5,200,000       5,115,000        4,398,000
Basic service subscribers.............................     3,008,000     3,193,000     3,492,000       3,412,000        2,844,000
Basic service subscribers as a percentage of homes
         passed.......................................          69.4%         68.0%         67.2%          66.7%             64.7%
Number of premium television units (1)................     7,100,000     7,767,000     7,715,000       6,754,000        4,471,000
Average number of premium units per basic subscriber
        at period end (1).............................           2.4           2.4           2.2             2.0              1.6
Average monthly revenue per basic subscriber (2)...... $       49.11  $      46.57  $      44.38    $      42.56     $      38.53

HIGH-SPEED INTERNET ACCESS:
Homes released (3)....................................     2,975,000     2,000,000       978,000         639,000         124,000
Customers.............................................       506,700       238,500        52,100          11,200           2,200
Customers as a percentage of homes released...........          17.0%         11.9%          5.3%            1.8%             1.8%

----------
(1) Restated for 1997 and 1998 to conform to 1999's definition and reflects in 1997 the operations of certain cable television systems which had relatively lower premium unit penetration and were sold by December 1998.
(2) Based on recurring service revenues divided by average subscribers for the month of December.
(3) Homes released are homes in areas that can be serviced by our high-speed cable modem service. Homes in additional areas are being released as we complete our cable plant upgrade and add other necessary equipment to support the high-speed cable modem business in those new areas. Homes released do not include multiple dwelling units passed by the cable plant that are not connected to it.

                                      (35)

                                                                                      CSC HOLDINGS, INC.
                                                   --------------------------------------------------------------------------------
                                                                                   Year Ended December 31,
                                                   --------------------------------------------------------------------------------
                                                              2001            2000          1999             1998           1997
                                                              ----            ----          ----             ----           ----
                                                                          (dollars in thousands, except per share data)
                                                                          ---------------------------------------------
OPERATING DATA:
Revenues, net............................................  $ 4,404,546    $ 4,411,048   $ 3,942,985     $ 3,265,143    $ 1,949,358
Operating expenses:
   Technical and operating...............................    1,766,985      1,696,907     1,535,423       1,268,786        853,800
   Retail electronics cost of sales......................      563,423        549,978       484,760         367,102              -
   Selling, general and administrative...................    1,134,527      1,178,934     1,203,119         906,465        514,574
   Restructuring charges.................................       56,442              -             -               -              -
   Depreciation and amortization.........................    1,141,229      1,018,246       893,797         734,107        499,809
                                                           -----------    -----------   -----------     -----------    -----------
Operating income (loss)..................................     (258,060)       (33,017)     (174,114)        (11,317)        81,175
Other income (expense):
   Interest expense, net.................................     (525,976)      (562,615)     (465,740)       (402,374)      (363,208)
   Equity in net loss of affiliates......................      (67,996)       (16,685)      (19,234)        (37,368)       (27,165)
   Gain on sale of cable assets and programming
       interests, net....................................    2,175,927      1,209,865             -         170,912        372,053
   Impairment charges on investments.....................     (108,864)      (146,429)      (15,100)              -              -
   Gain on investments, net..............................      109,767              -        10,861               -              -
   Write-off of deferred financing costs.................      (18,770)        (5,209)       (4,425)        (23,482)       (24,547)
   Gain on derivative contracts, net.....................      281,752              -             -               -              -
   Gain on redemption of subsidiary preferred stock......            -              -             -               -        181,738
   Loss on redemption of notes...........................      (15,348)             -             -               -              -
   Provision for preferential payment to related party...            -              -             -            (980)       (10,083)
   Gain on termination of At Home agreement..............       25,190              -             -               -              -
   Minority interests....................................     (209,498)           625        49,563          37,195        (60,694)
   Miscellaneous, net....................................      (18,143)        (9,509)       (5,688)         (5,643)       (10,855)
                                                           -----------    -----------   -----------     -----------    -----------
Net income (loss)........................................    1,369,981        437,026      (623,877)       (273,057)       138,414
   Income tax expense....................................     (187,732)       (42,469)       (6,643)        (13,575)        (1,751)
                                                           -----------    -----------   -----------     -----------    -----------
Net income (loss) before dividend requirements...........    1,182,249        394,557      (630,520)       (286,632)       136,663
   Dividend requirements applicable to preferred stock...     (174,516)      (165,304)     (170,087)       (161,872)      (148,767)
                                                           -----------    -----------   -----------     -----------    -----------
Net income (loss) applicable to common shareholder.......  $ 1,007,733    $   229,253   $  (800,607)    $  (448,504)   $   (12,104)
                                                           ===========    ===========   ===========     ===========    ===========
Basic and diluted net loss per common share*.............                                                              $      (.12)
                                                                                                                       ===========

Average number of common shares outstanding
  (in thousands)(*).......................................                                                                  99,608
                                                                                                                       ===========
Cash dividends declared per common share*................                                                              $         -
                                                                                                                       ===========

----------
(*) Per share information for the years ended December 31, 2001, 2000, 1999 and 1998 are not presented since CSC Holdings became a wholly-owned subsidiary of Cablevision in 1998.

                                      (36)

                                                                                     CSC HOLDINGS, INC.
                                                   ---------------------------------------------------------------------------------
                                                                                        December 31,
                                                   ---------------------------------------------------------------------------------
                                                              2001            2000          1999             1998           1997
                                                              ----            ----          ----             ----           ----
                                                                                    (dollars in thousands)
                                                                                    ----------------------
Balance Sheet Data:
------------------
Total assets.......................................        $ 10,216,800   $ 8,273,290   $ 7,130,308     $ 7,061,025    $ 5,614,788
Total debt.........................................           7,011,551     6,539,461     6,094,701       5,357,608      4,694,062
Minority interests.................................             864,947       587,985       592,583         719,007        821,782
Redeemable preferred stock.........................           1,544,294     1,544,294     1,404,511       1,256,339      1,123,808
Stockholder's deficiency...........................          (1,635,344)   (2,566,803)   (3,078,413)     (2,286,744)    (2,711,514)

                                                                                     CSC HOLDINGS, INC.
                                                   ---------------------------------------------------------------------------------
                                                                                         December 31,
                                                   ---------------------------------------------------------------------------------
                                                              2001            2000          1999             1998           1997
                                                              ----            ----          ----             ----           ----
                                                                          (dollars in thousands, except per share data)
                                                                          ---------------------------------------------
Statistical Data:
----------------
CABLE:
Homes passed by cable.................................        4,337,000     4,698,000     5,200,000       5,115,000      4,398,000
Basic service subscribers.............................        3,008,000     3,193,000     3,492,000       3,412,000      2,844,000
Basic service subscribers as a percentage of
  homes passed........................................             69.4%         68.0%         67.2%           66.7%          64.7%
Number of premium television units (1)................        7,100,000     7,767,000     7,715,000       6,754,000      4,471,000
Average number of premium units per basic subscriber
  at period end (1)...............................                  2.4           2.4           2.2             2.0            1.6
Average monthly revenue per basic subscriber (2).....      $      49.11   $     46.57   $     44.38     $     42.56    $     38.53

HIGH-SPEED INTERNET ACCESS:
Homes released (3)....................................        2,975,000     2,000,000       978,000         639,000        124,000
Customers.............................................          506,700       238,500        52,100          11,200          2,200
Customers as a percentage of homes released...........             17.0%         11.9%          5.3%            1.8%           1.8%

----------
(1) Restated for 1997 and 1998 to conform to 1999's definition and reflects in 1997 the operations of certain cable television systems which had relatively lower premium unit penetration and were sold by December 1998.
(2) Based on recurring service revenues divided by average subscribers for the month of December.
(3) Homes released are homes in areas that can be serviced by our high-speed cable modem service. Homes in additional areas are being released as we complete our cable plant upgrade and add other necessary equipment to support the high-speed cable modem business in those new areas. Homes released do not include multiple dwelling units passed by the cable plant that are not connected to it.

                                      (37)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Annual Report contains or incorporates by reference statements that constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward looking statements as a result of various factors. Factors that may cause such differences to occur include but are not limited to:

     -  the level of the Company's revenues;
     - subscriber demand and growth, including demand for and growth of our digital cable service, which are impacted by competition from other services, such as DBS, and the other factors set forth below;
     -  the cost of programming and industry conditions;
     -  the regulatory environment in which the Company operates;
     -  general economic conditions in the areas in which we operate;
     -  demand for advertising time and space;
     - the level of capital expenditures and whether our capital expenditures increase as expected;
     - the level of our expenses, including costs of our new services, such as expenses related to the introduction of our digital services;
     -  pending and future acquisitions and dispositions of assets;
     -  market demand for new services;
     - whether any pending uncompleted transactions are completed on the terms and at the times set forth (if at all);
     - competition from existing competitors and new competitors entering the Company's franchise areas;
     - other risks and uncertainties inherent in the cable television business, the programming and entertainment businesses and the Company's other businesses;
     - financial community and rating agency perceptions of the Company's business, operations, financial condition and the industry in which it operates; and
     - the factors described in Cablevision's filings with the Securities and Exchange Commission, including the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein.

The Company disclaims any obligation to update or revise the forward-looking statements contained or incorporated by reference herein, except as otherwise required by applicable federal securities laws.

                                      (38)

CABLEVISION SYSTEMS CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

In preparing its financial statements, the Company is required to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

RESTRUCTURING CHARGE:

In 2001, the Company recorded a charge to income representing the cost of restructuring its operations in accordance with a plan approved by the Board of Directors and communicated to potentially affected employees. The costs included in the charge principally consisted of employee termination costs, such as severance pay and outplacement services, and provisions for lease termination costs, including an estimate of costs incurred during a projected vacancy period, estimated brokerage commissions and tenant allowances.

Costs related to employee terminations are estimated on an individual by individual basis, giving effect to the announced severance plan. Costs for lease terminations are projected in consultation with real estate professionals.

Changes in estimates, as the plan is implemented and additional facts are gathered, will be reflected in current operations as adjustments to the restructuring charge, separately reported and identified.

INTER-GROUP ALLOCATIONS AND TRANSACTIONS:

The Company has included combined financial data for each of the Rainbow Media Group and Cablevision NY Group in the footnotes to its consolidated financial statements. The combined financial data of Rainbow Media Group and Cablevision NY Group reflect the application of certain allocation and cash management policies of Cablevision. Certain costs of Cablevision, including general and administrative costs, such as costs of maintaining corporate headquarters, facilities and common support functions, have been allocated by Cablevision to the groups generally based upon specific usage measured by proportionate headcount or square footage or based upon management's estimate of the level of effort expended on each business unit based on historical trends. These allocation policies are described in detail in Note 20 to the consolidated financial statements. Cablevision's board of directors may modify or rescind any of these allocation policies without the approval of the stockholders, although no such changes have been made in the reported results or are currently contemplated. Any such changes adopted by the board of directors would be made on the basis of its good faith business judgment of Cablevision's best interests, taking into consideration the best interests of all Cablevision shareholders. Management believes that these allocations have been made on a reasonable basis. However, it is not practicable to determine whether the allocated amounts represent amounts that

                                      (39)
might have been incurred on a stand-alone basis, as there are no company-specific or comparable industry benchmarks with which to make such estimates.

The Company has attributed certain of its assets and operations to either Cablevision NY Group or Rainbow Media Group. As previously disclosed, in its discretion, the Company may change the attribution of these assets and operations between the groups.

In addition, the Cablevision NY Group provides services to and receives services from the Rainbow Media Group. As many of these transactions are conducted between subsidiaries under common control of Cablevision, amounts charged for these services have not necessarily been based upon arm's length negotiations and do not necessarily represent the amounts that would be charged by unaffiliated third parties.

IMPAIRMENT OF LONG-LIVED ASSETS:

The Company's long-lived assets at December 31, 2001 include excess costs over fair value of net assets acquired of approximately $1.5 billion and approximately $1.1 billion of other intangible assets. Such assets accounted for approximately 25% of the Company's consolidated total assets.

In assessing the recoverability of the Company's goodwill and other intangibles the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or material related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and will be required to analyze its goodwill for impairment issues during the first six months of fiscal 2002, and then on a periodic basis thereafter. See "Impact of Recently Issued Accounting Standards." During the years ended December 31, 2001 and 2000, the Company recorded an impairment loss of $99.9 million and $47.5 million representing the balance of goodwill related to certain theaters of Clearview Cinemas. In 1999, the Company recorded an impairment loss of $35.5 million representing the balance of goodwill recorded in connection with the acquisition of certain assets associated with The WIZ store locations.

VALUATION OF DEFERRED TAX ASSETS:

Deferred tax assets resulted primarily from the Company's historical net operating losses. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences between book and tax or net operating loss carry forwards become deductible. If such estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company's consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly. In 2001 and 2000, the Company reduced the valuation allowances related to its net deferred tax assets by $310 million and $193 million

                                      (40)
respectively. Future changes to the valuation allowance will depend on estimates of, and assumptions relating to, the Company's future level of taxable income.

RECENT TRANSACTIONS - CABLEVISION NY GROUP

2001 TRANSACTION. In January 2001, CSC Holdings completed the sale of its cable systems in Boston and eastern Massachusetts to AT&T in exchange for AT&T's cable television systems in certain northern New York suburbs and for AT&T common stock and cash.

2000 TRANSACTIONS. In August 2000, Rainbow Media Holdings purchased the remaining interests in News 12 New Jersey LLC that it did not already own from the Newark Morning Ledger Co. In September 2000, CSC Holdings completed the sale of its cable television system serving Kalamazoo, Michigan and in November 2000, CSC Holdings completed the sale of its cable television systems in the greater Cleveland, Ohio metropolitan area.

1999 TRANSACTIONS. In April 1999, CSC Holdings purchased ITT Corporation's remaining minority interest in Madison Square Garden. In 1999, CSC Holdings acquired interests in the real property and assets related to certain movie theaters.

RECENT TRANSACTIONS - RAINBOW MEDIA GROUP

2001 TRANSACTION. In April 2001, MGM acquired a 20% interest in certain national programming businesses of Rainbow Media Holdings which are included in Rainbow Media Group.

2000 TRANSACTIONS. In October 2000, Rainbow Media Holdings completed the sale of its Bravo Latin America programming business. In August 2000, Sterling Digital was acquired by CSC Holdings from Charles F. Dolan and attributed to Rainbow Media Group. In May 2000, Rainbow Media Holdings acquired the 50% interest in MuchMusic USA Venture held by Chum, Ltd., increasing Rainbow Media Holdings' ownership to 100%. In January 2000, Regional Programming Partners acquired the 70% interest in SportsChannel Florida Associates held by Front Row Communications, Inc., increasing Regional Programming Partners' ownership to 100%.

The above transactions completed in 2001, 2000 and 1999 are collectively referred to as the "Transactions."

                                      (41)

RESULTS OF OPERATIONS - CABLEVISION SYSTEMS CORPORATION

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA

                                                                        Years Ended December 31,
                                                          --------------------------------------------------
                                                                     2001                       2000
                                                          -------------------------- ------------------------     Increase
                                                                        % of Net                   % of Net      (Decrease)
                                                               Amount   Revenues          Amount   Revenues     in Net Income
                                                               ------   --------          ------   --------     -------------
                                                                        (dollars in thousands)
                                                                        ----------------------
Revenues, net.......................................      $ 4,404,546      100%      $ 4,411,048      100%      $    (6,502)

Operating expenses:
   Technical and operating..........................        1,766,985       40         1,696,907       39           (70,078)
   Retail electronics cost of sales.................          563,423       13           549,978       13           (13,445)
   Selling, general & administrative................        1,134,527       26         1,178,934       27            44,407
   Restructuring charges............................           56,442        1                 -        -           (56,442)
   Depreciation and amortization....................        1,141,229       26         1,018,246       23          (122,983)
                                                          -----------                ------------               -----------
Operating loss......................................         (258,060)      (6)          (33,017)      (1)         (225,043)
Other income (expense):
   Interest expense, net............................         (525,976)     (12)         (562,615)     (13)           36,639
   Equity in net loss of affiliates.................          (67,996)      (2)          (16,685)       -           (51,311)
   Gain on sale of cable assets and programming
     interests, net...............................          2,175,927       49         1,209,865       27           966,062
   Impairment charges on investments................         (108,864)      (2)         (146,429)      (3)           37,565
   Gain on investments, net.........................          109,767        2                 -        -           109,767
   Write-off of deferred financing costs............          (18,770)       -            (5,209)       -           (13,561)
   Gain on derivative contracts, net................          281,752        6                 -        -           281,752
   Loss on redemption of notes......................          (15,348)       -                 -        -           (15,348)
   Gain on termination of At Home agreement.........           25,190        1                 -        -            25,190
   Minority interests...............................         (384,014)      (9)         (164,679)      (4)         (219,335)
   Miscellaneous, net...............................
                                                              (18,143)       -            (9,509)       -            (8,634)
                                                          -----------                ------------               -----------
Net income before taxes.............................        1,195,465       27           271,722        6           923,743
   Income tax expense...............................         (187,732)      (4)          (42,469)      (1)         (145,263)
                                                          -----------                ------------               -----------
Net income..........................................      $ 1,007,733       23%      $   229,253        5%      $   778,480
                                                          ===========                ============               ===========

                                      (42)

                                                                        Years Ended December 31,
                                                          ---------------------------------------------------
                                                                     2000                       1999
                                                          -------------------------- ------------------------     (Increase)
                                                                        % of Net                   % of Net        Decrease
                                                               Amount   Revenues          Amount   Revenues       in Net Loss
                                                               ------   --------          ------   --------       -----------
                                                                        (DOLLARS IN THOUSANDS)
                                                                        ----------------------
Revenues, net.......................................      $ 4,411,048      100%      $ 3,942,985      100%      $   468,063

Operating expenses:
   Technical and operating..........................        1,696,907       39         1,535,423       39          (161,484)
   Retail electronics cost of sales.................          549,978       13           484,760       12           (65,218)
   Selling, general & administrative................        1,178,934       27         1,203,119       31            24,185
   Depreciation and amortization....................        1,018,246       23           893,797       23          (124,449)
                                                          -----------                -----------                -----------
Operating loss......................................          (33,017)      (1)         (174,114)      (4)          141,097
Other income (expense):
   Interest expense, net............................         (562,615)     (13)         (465,740)     (12)          (96,875)
   Equity in net loss of affiliates.................          (16,685)       -           (19,234)      (1)            2,549
   Gain on sale of cable assets and programming
       interests, net...............................        1,209,865       27                 -        -         1,209,865
   Impairment charges on investments................         (146,429)      (3)          (15,100)       -          (131,329)
   Gain on investments, net.........................                -        -            10,861        -           (10,861)
   Write-off of deferred financing costs............           (5,209)       -            (4,425)       -              (784)
   Minority interests...............................         (164,679)      (4)         (120,524)      (3)          (44,155)
   Miscellaneous, net...............................           (9,509)       -            (5,688)       -            (3,821)
                                                          -----------                -----------                -----------
Net income (loss) before taxes......................          271,722        6          (793,964)     (20)        1,065,686
   Income tax expense...............................          (42,469)      (1)           (6,643)       -           (35,826)
                                                          -----------                -----------                -----------
Net income (loss)...................................      $   229,253        5%      $  (800,607)     (20)%     $ 1,029,860
                                                          ===========                ===========                ===========

                                      (43)

COMPARISON OF YEAR ENDED DECEMBER 31, 2001 VERSUS YEAR ENDED DECEMBER 31, 2000.

CONSOLIDATED RESULTS - CABLEVISION SYSTEMS CORPORATION

REVENUES, NET for the year ended December 31, 2001 decreased $6.5 million as compared to revenues for the prior year. The net decrease is attributable to the following:

                                                                                             (dollars in millions)
                                                                                             ---------------------
Decrease in revenue attributable to the Transactions...................................          $  (257.4)
Increase in revenue from developing cable modem and telephone businesses...............              112.9
Decrease in retail electronics sales...................................................              (14.8)
Higher revenue per cable television subscriber.........................................               71.9
Increased revenue in Rainbow Media Holdings' programming services excluding Madison
  Square Garden........................................................................               93.5
Decrease in Madison Square Garden's revenue............................................              (34.5)
Increased revenue attributable to internal growth in the average number of cable
  television subscribers...............................................................               25.5
Increase in deferred revenue recognized in connection with the warrants previously
  received from At Home................................................................                6.9
Other net decreases....................................................................              (10.5)
                                                                                             -------------
                                                                                                 $    (6.5)
                                                                                             =============

TECHNICAL AND OPERATING EXPENSES for 2001 increased $70.1 million (4%) compared to 2000. An increase of $156.6 million resulted from increased costs directly associated with the growth in revenues and subscribers referred to above and an increase of $48.8 million resulted from costs relating to certain Knicks player transactions at Madison Square Garden. These increases were partially offset by decreases of approximately $105.3 million attributable to the Transactions and a $30.0 million decrease attributable to a settlement from YankeeNets (see discussion below). As a percentage of revenues, technical and operating expenses increased 1% during 2001 as compared to 2000.

RETAIL ELECTRONICS COST OF SALES amounted to approximately $563.4 million (83% of retail electronics sales) for 2001 compared to approximately $550.0 million (81% of retail electronics sales) for 2000. Cost of sales includes the cost of merchandise sold, including freight costs incurred and certain occupancy and buying costs, for the Company's retail electronics segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased $44.4 million (4%) for 2001 as compared to 2000. The net decrease for 2001 was comprised of a $109.2 million decrease in expenses related to the Company's stock plan, a $10.3 million decrease related to a long-term incentive plan (as the criteria for the payout of certain awards were not satisfied), a decrease of approximately $52.3 million attributable to the Transactions and a decrease of approximately $3.5 million due to lower Year 2000 remediation costs. These decreases were partially offset by increases of approximately $130.9 million that resulted primarily from additional customer service, sales and marketing and administrative costs. As a percentage of revenues, selling, general and administrative expenses decreased 1% in 2001 compared to 2000. Excluding the effects of the stock plan, the long-term incentive plan and the Year 2000 remediation costs, as a percentage of revenues such costs increased 2% during 2001 as compared to 2000.

                                      (44)

RESTRUCTURING CHARGES of $56.4 million in 2001 represent the expenses associated with the elimination of approximately 600 positions, including severance and outplacement costs, and facility realignment.

DEPRECIATION AND AMORTIZATION EXPENSE increased $123.0 million (12%) for 2001 as compared to 2000. Approximately $92.1 million of the net increase was due primarily to depreciation of new plant assets, partially offset by decreases from certain intangible assets becoming fully amortized. Approximately $42.1 million of the increase resulted from higher impairment charges related to goodwill and capitalized software. (The 2001 amount included a $99.9 million write-off of goodwill recorded in connection with the Clearview acquisition. The 2000 amount included a $47.5 million write-off of Clearview goodwill and a $10.3 million write-off of capitalized software costs). These increases were partially offset by a decrease of $11.2 million which resulted from the Transactions.

NET INTEREST EXPENSE decreased $36.6 million (7%) during 2001 compared to 2000. The net decrease was primarily attributable to lower interest rates and an increase in interest income, partly offset by higher overall average debt balances.

EQUITY IN NET LOSS OF AFFILIATES increased to $68.0 million in 2001 from $16.7 million in 2000. Such amounts consist of the Company's share of the net income or loss of certain businesses in which the Company has varying minority ownership interests. The increase resulted primarily from the Company's share of the net losses of Northcoast Communications and R/L DBS, which share amounted to $43.0 million and $13.9 million, respectively, in 2001. In 2000, the Company's share of the net loss of Northcoast Communications was $2.5 million.

GAIN ON SALE OF CABLE ASSETS AND PROGRAMMING INTERESTS, NET for the year ended December 31, 2001 consists primarily of a gain of $1,441.7 million recognized on the disposition of the Company's cable television systems in Massachusetts and a gain of $746.3 million from the sale of a 20% minority interest in certain of the Company's programming businesses, partly offset by a $12.1 million adjustment to the gain on the disposition of the Company's cable television systems in Ohio. For the year ended December 31, 2000, the Company recognized gains of $1,204.2 million from the disposition of the Company's cable television systems in Kalamazoo, Michigan and Ohio and $5.7 million from the sale of certain programming assets.

IMPAIRMENT CHARGES ON INVESTMENTS for the years ended December 31, 2001 and 2000 consists of the following:

                                                                                      2001             2000
                                                                                 -------------     --------------
                                                                                      (dollars in millions)
                                                                                 --------------------------------
Charge for an other-than-temporary decline in the fair value of the Company's
  At Home warrants..........................................................      $  (108.5)         $  (139.7)
Charge for an other-than-temporary decline in the fair value of Salon.com
  common stock..............................................................            (.4)              (6.7)
                                                                                  ----------         ---------
                                                                                  $  (108.9)         $  (146.4)
                                                                                  ==========         =========

                                      (45)

GAIN ON INVESTMENTS, NET for the year ended December 31, 2001 consists of the following:

                                                                                   (dollars in millions)
                                                                                   ---------------------
Change in the fair value of Charter, Adelphia, AT&T and AT&T Wireless common
  stock ......................................................................           $ (176.6)
Gain recognized in connection with the reclassification of the shares of Charter and Adelphia common stock from securities available-for-sale to trading
  securities upon the adoption of SFAS 133....................................              286.4
                                                                                         --------
                                                                                         $  109.8
                                                                                         ========

WRITE-OFF OF DEFERRED FINANCING COSTS of $18.8 million in 2001 and $5.2 million in 2000 consist principally of costs written off in connection with amendments to, or termination of, the Company's credit agreements and the redemption of the Company's senior subordinated notes.

GAIN ON DERIVATIVE CONTRACTS, NET of $281.8 million for the year ended December 31, 2001 consists principally of $250.4 million of unrealized gains due to the change in fair value of the Company's prepaid forward contracts relating to the AT&T, AT&T Wireless, Adelphia Communications and Charter Communications shares, and $31.4 million due to unrealized and realized gains on its interest rate swap contracts.

LOSS ON REDEMPTION OF NOTES of $15.3 million in 2001 consists principally of the premium paid to redeem the Company's $300 million face value 9-1/4% senior subordinated notes due 2005 and its $150 million face value 9-7/8% senior subordinated notes due 2006.

GAIN ON TERMINATION OF AT HOME AGREEMENT of $25.2 million consists primarily of the recognition of the remaining unamortized deferred revenue at December 31, 2001 relating to warrants previously received from At Home.

MINORITY INTERESTS for the year ended December 31, 2001 include CSC Holdings' preferred stock dividend requirements, Fox Sports Networks' share of the net loss of Regional Programming Partners, MGM's share of the net income or loss of American Movie Classics, Bravo, The Independent Film Channel and WE: Women's Entertainment and NBC's share of the net income of Rainbow Media Holdings. For 2000, minority interests include CSC Holdings' preferred stock dividend requirements, Fox Sports Networks' share of the net income of Regional Programming Partners and NBC's share of the net loss of Rainbow Media Holdings.

NET MISCELLANEOUS EXPENSE increased to $18.1 million for 2001 compared to $9.5 million for 2000. The increase was due primarily to increased losses on the disposal of certain fixed assets.

INCOME TAX EXPENSE amounted to $187.7 million and $42.5 million in 2001 and 2000, respectively, and resulted from the Transactions, partially offset by a reduction in the tax valuation allowance of $310.1 million and $192.6 million in 2001 and 2000, respectively. The Company did not reduce its valuation allowance in excess of these amounts due to uncertainties regarding the realizability of the deferred tax asset.

                                      (46)

BUSINESS SEGMENTS RESULTS - CABLEVISION SYSTEMS CORPORATION

The Company classifies its business interests into four segments:

     - Telecommunication Services, consisting principally of its cable television, telephone and modem services operations;
     - Rainbow Media Group, consisting principally of interests in national and regional cable television programming networks;
     - Madison Square Garden, which owns and operates professional sports teams, regional cable television networks, live productions and entertainment venues; and
     - Retail Electronics, which represents the operations of Cablevision Electronics' retail electronics stores.

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

                                                                        Years Ended December 31,
                                                      --------------------------------------------------------------
                                                                  2001                             2000
                                                      -----------------------------     ----------------------------
                                                                        % of Net                         % of Net
                                                          Amount        Revenues           Amount        Revenues
                                                      ---------------  ------------     --------------  ------------
                                                                          (dollars in millions)
                                                                          ---------------------
Revenues, net......................................     $ 2,275,525         100%          $ 2,328,194        100%
Technical and operating expenses...................         908,031          40               929,531         40
Selling, general and administrative expenses.......         450,490          20               508,761         22
Restructuring charges..............................           7,862           -                     -          -
Depreciation and amortization......................         706,237          31               644,485         28
                                                      -------------                     -------------
     Operating income..............................     $   202,905           9%          $   245,417         11%
                                                      =============                     =============

REVENUES for the year ended December 31, 2001 decreased $52.7 million (2%) as compared to revenues for the prior year. The net decrease is attributable to the following:

                                                                                             (dollars in millions)
                                                                                             ---------------------
Decrease in revenue attributable to the Transactions....................................          $ (259.6)
Increase in revenue from developing cable modem and telephone businesses................             112.9
Higher revenue per cable television subscriber..........................................              71.9
Increased revenue attributable to internal growth in the average number of cable
  television subscribers................................................................              25.5
Increase in deferred revenue recognized in connection with the warrants previously
  received from At Home.................................................................               6.9
Other net decreases.....................................................................             (10.3)
                                                                                             -------------
                                                                                                  $  (52.7)
                                                                                             =============

                                      (47)

TECHNICAL AND OPERATING EXPENSES for 2001 decreased $21.5 million (2%) compared to 2000. A $106.1 million decrease attributable to the Transactions was partially offset by increased costs of approximately $84.6 million directly associated with the growth in revenues and subscribers referred to above. As a percentage of revenues, technical and operating expenses remained relatively constant during 2001 as compared to 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased $58.3 million (11%) for 2001 as compared to 2000. The net decrease for 2001 consisted of decreases of $53.6 million which resulted from the Transactions, $55.4 million attributable to lower expenses relating to a stock plan, and $5.2 million attributable to lower expenses relating to a long-term incentive plan (as the criteria for the payout of certain awards were not satisfied), partially offset by increases in various costs aggregating $55.9 million, primarily attributable to the Company's developing cable modem business. As a percentage of revenues, selling, general and administrative expenses decreased 2% for 2001 compared to 2000. Excluding the effects of the stock plan and the long-term incentive plan, as a percentage of revenues such costs increased 1% during 2001 compared to 2000.

RESTRUCTURING CHARGES of $7.9 million in 2001 represent the expenses associated with the elimination of positions, including severance and outplacement costs, and facility realignment.

DEPRECIATION AND AMORTIZATION EXPENSE increased $61.8 million (10%) for 2001 as compared to 2000. The increase was comprised of a net increase of approximately $73.4 million due primarily to depreciation of new plant assets, partially offset by decreases from certain intangible assets becoming fully amortized and a decrease of $11.6 million which resulted from the Transactions.

RAINBOW MEDIA GROUP

Refer to "Rainbow Media Group" discussion below.

MADISON SQUARE GARDEN

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for Madison Square Garden.

                                                                         Years Ended December 31,
                                                      ---------------------------------------------------------------
                                                                   2001                             2000
                                                      --------------------------------  -----------------------------
                                                                          % of Net                        % of Net
                                                          Amount          Revenues         Amount         Revenues
                                                      ---------------  ---------------  --------------  -------------
                                                                          (dollars in thousands)
                                                                          ----------------------
Revenues, net......................................      $  841,912        100%            $  876,397       100%
Technical and operating expenses...................         612,891         73                579,417        66
Selling, general and administrative expenses.......         143,113         17                140,390        16
Restructuring......................................           2,750          -                      -         -
Depreciation and amortization......................          96,259         11                114,537        13
                                                      -------------                     -------------
     Operating income (loss).......................      $  (13,101)        (2)%           $   42,053         5%
                                                      -------------                     -------------

REVENUES for the year ended December 31, 2001 decreased $34.5 million (4%) as compared to revenues for the prior year. This decline was primarily attributable to lower sales resulting from

                                      (48)
a change in the mix of events presented at MSG's arena, together with fewer shows at Radio City Music Hall. As a result of a decline in New York City tourism, attendance was also lower at the Company's holiday shows at Radio City Music Hall and the Theater at Madison Square Garden. In addition, revenues were lower as a show tour ended in April 2001. Knicks playoff revenues were lower in 2001 as the team was eliminated in the first round of the NBA playoffs as compared to advancing to the third round in the same period of the prior year and the Rangers revenues were lower in 2001 due to the receipt of National Hockey League expansion revenue in 2000. Partially offsetting these declines were higher revenues for Radio City Entertainment's Christmas Show performances outside New York City, as well as higher revenues at MSG Networks primarily resulting from increased affiliate fees, partially offset by a decline in advertising revenues.

TECHNICAL AND OPERATING EXPENSES for the year ended December 31, 2001 increased $33.5 million (6%) over the same 2000 period. This increase is primarily due to provisions recorded in 2001 for certain player transactions, higher team compensation, as well as higher contractual rights expense in MSG Networks. Commencing with the 2001/2002 season, Knick player compensation, as well as the provision for certain player transactions, includes a provision for a luxury tax which is expected to be owed to the National Basketball Association at the end of the season. Partially offsetting this increase in technical and operating expenses for the year ended December 31, 2001 was a credit of $30.0 million as a result of the settlement of litigation with the YankeeNets. As a result of the settlement, Madison Square Garden received $30.0 million from YankeeNets in 2001 and Madison Square Garden's rights to telecast New York Yankee games ended at the conclusion of the 2001 baseball season. Also offsetting the increase is a decrease in costs directly associated with the changes in revenues discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the year ended December 31, 2001 increased $2.7 million (2%) as compared to the 2000 level. This increase is primarily due to a higher provision for severance, increased legal and professional fees associated with the YankeeNets litigation and other general cost increases, partially offset by a $15.8 million decrease in Madison Square Garden's proportionate share of expense related to Cablevision's stock plan and a $2.4 million decrease in Madison Square Garden's proportionate share of expense related to Cablevision's long-term incentive plan (as the criteria for the payout of certain awards were not satisfied).

RESTRUCTURING CHARGES of $2.8 million in 2001 represent the expenses associated with the elimination of positions, including severance and outplacement costs, and facility realignment.

DEPRECIATION AND AMORTIZATION EXPENSE for the year ended December 31, 2001 decreased $18.3 million (16%) as compared to 2000 due primarily to lower amortization expense as certain intangibles assets have been fully amortized.

RETAIL ELECTRONICS

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for the Company's retail electronics segment, Cablevision Electronics.

                                      (49)

                                                                         Years Ended December 31,
                                                      ---------------------------------------------------------------
                                                                   2001                             2000
                                                      --------------------------------  -----------------------------
                                                                          % of Net                        % of Net
                                                          Amount          Revenues         Amount         Revenues
                                                      ---------------  ---------------  --------------  -------------
                                                                          (dollars in thousands)
                                                                          ----------------------

Revenues, net......................................      $  678,571         100%            $ 693,354        100%
Cost of sales......................................         563,423          83               565,643         82
Selling, general and administrative expenses.......         190,236          28               186,452         27
Restructuring charges..............................          13,720           2                     -          -
Depreciation and amortization......................          32,907           5                29,729          4
                                                      -------------                      ------------
     Operating loss................................      $ (121,715)        (18)%           $ (88,470)       (13)%
                                                      =============                      ============

REVENUES for the year ended December 31, 2001 decreased $14.8 million (2%) to approximately $678.6 million, compared to revenues of approximately $693.4 million for the year ended December 31, 2000. The net decrease for the year ended December 31, 2001 was comprised of a decrease of $29.7 million in cable modem sales no longer being recorded in the retail electronics segment, partially offset by an increase in comparable store sales of $2.7 million and an increase of $12.2 million in revenues from new and relocated stores.

COST OF SALES for the year ended December 31, 2001 amounted to approximately $563.4 million (83% of revenues) compared to costs of sales of $565.6 million (82% of revenues) for the year ended December 31, 2000. Such costs include the cost of merchandise sold, including freight costs incurred as well as certain occupancy and buying costs. The increase in cost of sales, as a percentage of revenues, is primarily attributable to a $17.1 million write-down of inventory as a result of the Company's decision to implement a new merchandising strategy.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES amounted to approximately $190.2 million (28% of revenues) for the year ended December 31, 2001 and $186.5 million (27% of revenues) for the year ended December 31, 2000. The increase was primarily attributable to increased professional fees and employee related expenses. Selling, general and administrative expenses consist of retail store expenses (excluding certain store occupancy costs), salaries and commissions of store personnel, advertising expenses, operation of the distribution center and corporate support functions other than buying.

RESTRUCTURING CHARGES of $13.7 million in 2001 represent the expenses associated with the elimination of positions, including severance and outplacement costs, and facility realignment.

DEPRECIATION AND AMORTIZATION EXPENSE amounted to approximately $32.9 million (5% of revenues) for the year ended December 31, 2001 and $29.7 million (4% of revenues) for the year ended December 31, 2000. The increase in 2001 of $3.2 million resulted primarily from depreciation of new asset additions.

                                      (50)

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 VERSUS YEAR ENDED DECEMBER 31, 1999.

CONSOLIDATED RESULTS - CABLEVISION SYSTEMS CORPORATION

REVENUES for the year ended December 31, 2000 increased $468.1 million (12%) as compared to revenues for the prior year. Approximately $236.1 million (6%) was from increases in revenue sources such as Rainbow Media Holdings' programming and entertainment services, advertising on the Company's cable television systems, revenue derived from the developing cable modem and telephone businesses and deferred revenue recognized in connection with the warrants previously received from At Home; approximately $81.5 million (2%) resulted from higher revenue per subscriber; approximately $78.8 million (2%) resulted from higher retail electronics revenue and approximately $36.4 million (1%) of the increase was attributable to the Transactions. The remaining increase of $35.3 million (1%) was attributable to internal growth of 65,800 in the average number of subscribers during the year.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased $24.2 million (2%) for 2000 as compared to the 1999 level. The change from the prior year resulted from decreases of approximately $159.5 million (13%) reflecting lower charges related to an incentive and stock plan and approximately $37.2 million (3%) due to lower Year 2000 remediation costs. Partially offsetting these decreases were net increases of approximately $129.4 million (11%) resulting from higher administrative, sales and marketing and customer service costs, approximately $38.5 million (3%) to expense the unamortized portion of deferred acquisition costs related to the Company's cable modem program and approximately $4.6 million directly attributable to the Transactions. As a percentage of revenues, selling, general and administrative expenses decreased 4% in 2000 compared to 1999. Excluding the effects of the incentive stock plan and Year 2000 remediation costs, as a percentage of revenues such costs increased 2% during 2000 as compared to 1999.

OPERATING PROFIT BEFORE DEPRECIATION AND AMORTIZATION increased $265.5 million (37%) to $985.2 million for the year ended December 31, 2000 from $719.7 million for the comparable period in 1999. Approximately $159.5 million (22%) resulted from lower costs related to an incentive and stock plan and approximately $106.0 million (15%) resulted from the combined effect of the revenue and expense changes discussed above. On a pro forma basis, giving effect to the Transactions as if they had occurred on January 1, 1999 and excluding the Company's systems held for sale, the incentive and stock plan costs referred to above, the charge related to cable modems discussed above, and the costs of Year 2000 remediation, operating profit before depreciation and amortization would have increased 12.0% in 2000. Operating profit before

                                      (51)
depreciation and amortization is presented here to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income (loss) and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

DEPRECIATION AND AMORTIZATION EXPENSE increased $124.4 million (14%) during 2000 as compared to 1999. Approximately $22.3 million (3%) resulted from higher impairment charges related to goodwill and capitalized software costs. (The 2000 amount included a $47.5 million write-off of goodwill which resulted from the Clearview acquisition and $10.3 million from the write-off of capitalized software costs. The 1999 amount included a $35.5 million write-off of goodwill related to the acquisition of The WIZ stores). As discussed in `Liquidity and Capital Resources,' continued and projected operating losses in the retail electronics operations will require significant additional financial support from CSC Holdings. In addition, if current trends continue, the Clearview theater operations will require additional support from CSC Holdings. Approximately $83.0 million (9%) resulted primarily from depreciation on new plant assets. The remaining $19.1 million (2%) of the increase was directly attributable to the Transactions.

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

GAIN ON SALE OF CABLE ASSETS AND PROGRAMMING INTERESTS for the year ended December 31, 2000 consists of a gain of $1,204.2 million from the disposition of the Company's cable television systems in Kalamazoo, Michigan and Ohio and $5.7 million from the sale of certain programming assets.

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

GAIN ON INVESTMENTS, NET for the year ended December 31, 1999 of $10.9 million resulted from the sale of certain investments.

WRITE OFF OF DEFERRED FINANCING COSTS of $5.2 million in 2000 and $4.4 million in 1999 consist principally of the write off of deferred financing costs in connection with amendments to or termination of the Company's credit agreements.

MINORITY INTERESTS for the years ended December 31, 2000 and 1999 include CSC Holdings' preferred stock dividend requirements, Fox Sports Networks' 40% share of the net income of

                                      (52)

Regional Programming Partners, ITT's share of the net loss of Madison Square Garden through April 8, 1999 and NBC's share of the net loss of Rainbow Media Holdings.

INCOME TAX EXPENSE for 2000 includes a $42.5 million income tax provision resulting from the Transactions. In 2000, the Company reduced its valuation allowance by $192.6 million to offset the deferred tax liability resulting from the 2000 dispositions. The Company did not reduce its valuation allowance in excess of this amount due to uncertainties regarding the realizability of the deferred tax asset. In 1999, the Company recorded $6.6 million related to federal, state and local income taxes. In 1999, the Company increased its tax valuation allowance by $211.8 million due to uncertainties regarding the realizability of the deferred tax asset.

BUSINESS SEGMENTS RESULTS - CABLEVISION SYSTEMS CORPORATION

TELECOMMUNICATION SERVICES

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for the Company's telecommunication services segment.

                                                                        Years Ended December 31,
                                                      --------------------------------------------------------------
                                                                  2000                             1999
                                                      -----------------------------     ----------------------------
                                                                        % of Net                         % of Net
                                                          Amount        Revenues           Amount        Revenues
                                                      ---------------  ------------     --------------  ------------
                                                                          (dollars in thousands)
                                                                          ----------------------
Revenues, net......................................     $ 2,328,194         100%          $ 2,151,308        100%
Technical and operating expenses...................         929,531          40               866,739         40
Selling, general and administrative expenses.......         508,761          22               508,499         24
Depreciation and amortization......................         644,485          28               616,795         29
                                                      -------------                     -------------
     Operating profit..............................     $   245,417          11%          $   159,275          7%
                                                      =============                     =============

REVENUES for the year ended December 31, 2000 increased $176.9 million (8%) as compared to revenues for the prior year. Approximately $81.5 million (4%) resulted from higher revenue per subscriber and approximately $66.8 million (3%) was attributable to revenues from the Company's developing cable modem and telephone businesses and deferred revenue recognized in connection with warrants previously received from At Home. Approximately $35.3 million (2%) of the increase was attributable to internal growth of 65,800 in the average number of subscribers during the year and $21.5 million resulted from increases in other revenue sources including advertising on the Company's cable television systems. Partially offsetting these increases was a decrease of approximately $28.2 million (1%) resulting from the Transactions.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $.3 million in 2000 as compared to the 1999 level. The net change from the prior year consisted of a net increase of approximately

                                      (53)

$65.7 million (13%) attributable to increases in sales and marketing and customer service costs and approximately $38.5 million (7%) to expense the unamortized portion of deferred acquisition costs related to the Company's cable modem program, partially offset by decreases of approximately $77.6 million (15%) due to lower charges related to an incentive and stock plan, approximately $20.3 million (4%) directly attributable to the Transactions and approximately $6.0 million (1%) attributable to lower Year 2000 remediation costs. As a percentage of revenues, selling, general and administrative expenses decreased 2% in 2000 compared to 1999. Excluding the effects of the incentive and stock plan and Year 2000 remediation costs, as a percentage of revenues such costs increased 3%.

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

                                                                        Years Ended December 31,
                                                      -------------------------------------------------------------
                                                                 2000                              1999
                                                      ----------------------------      ---------------------------
                                                                        % of Net                         % of Net
                                                          Amount        Revenues           Amount        Revenues
                                                      ---------------  -----------      --------------  -----------
                                                                         (dollars in thousands)
                                                                         ----------------------
Revenues, net......................................      $  876,397        100%            $  785,234        100%
Technical and operating expenses...................         579,417         66                531,156         68
Selling, general and administrative expenses.......         140,390         16                116,734         15
Depreciation and amortization......................         114,537         13                112,410         14
                                                      -------------                     -------------
     Operating income..............................      $   42,053          5%            $   24,934          3%
                                                      =============                     =============

REVENUES for the year ended December 31, 2000 increased $91.2 million (12%) as compared to revenues for the prior year. Approximately $38.2 million (5%) of the increase was attributable to internal growth in subscribers and rate increases in Madison Square Garden's programming services and approximately $18.0 million (2%) of the increase was due to higher advertising revenues. The remaining increase of approximately $35.0 million (5%) was primarily attributable to a greater number of concerts, sporting and other special events at Madison Square Garden and Radio City Music Hall which was temporarily closed for restoration in 1999.

TECHNICAL AND OPERATING EXPENSES increased $48.3 million (9%) for the year ended December 31, 2000 over the same 1999 period due primarily to increased team compensation costs as well as increased costs directly associated with the increases in revenues discussed above. As a percentage of revenues, technical and operating expenses decreased 2% in 2000 over the 1999 period.

                                      (54)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $23.7 million (20%) for 2000 as compared to the 1999 level. Approximately $14.9 million (13%) of the increase resulted from an allocation of its proportionate share of expenses related to Cablevision's incentive and stock plan. The remaining increase was primarily associated with the support for the higher levels of revenues, severance expense and general cost increases.

DEPRECIATION AND AMORTIZATION EXPENSE increased $2.1 million (2%) during 2000 as compared to 1999 due primarily to depreciation on fixed asset additions.

RETAIL ELECTRONICS

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for the Company's retail electronics segment, Cablevision Electronics.

                                                                        Years Ended December 31,
                                                      --------------------------------------------------------------
                                                                  2000                             1999
                                                      -----------------------------     ----------------------------
                                                                        % of Net                         % of Net
                                                          Amount        Revenues           Amount        Revenues
                                                      ---------------  ------------     --------------  ------------
                                                                         (dollars in thousands)
                                                                         ----------------------
Revenues, net......................................       $ 693,354         100%            $ 603,294        100%
Retail electronics cost of sales...................         565,643          82               484,760         80
Selling, general and administrative expenses.......         186,452          27               160,597         27
Depreciation and amortization......................          29,729           4                44,940          7
                                                      -------------                     -------------
     Operating loss................................       $ (88,470)        (13)%           $ (87,003)       (14)%
                                                      =============                     =============

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

RETAIL ELECTRONICS COST OF SALES amounted to approximately $565.6 million (82% of revenues) for the year ended December 31, 2000 compared to $484.8 million (80% of revenues) for the year ended December 31, 1999. Cost of sales includes the cost of merchandise sold, including freight costs incurred, as well as store occupancy and buying costs. The increase in cost of sales, as a percentage of revenues, is primarily attributable to changes in the sales mix and inventory provisions.

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

DEPRECIATION AND AMORTIZATION EXPENSE amounted to approximately $29.7 million (4% of revenues) for the year ended December 31, 2000 and includes approximately $10.3 million relating to the write-off of certain capitalized software costs. For the year ended December 31,

                                      (55)

1999 depreciation and amortization amounted to approximately $44.9 million (7% of revenues) and included approximately $35.5 million related to the write off of goodwill which resulted from the acquisition of The WIZ stores. As discussed in `Liquidity and Capital Resources,' continued and projected operating losses in the retail electronics operations will require significant additional financial support from CSC Holdings.

CABLEVISION SYSTEMS CORPORATION

OPERATING ACTIVITIES

Net cash used in operating activities amounted to $222.5 million for the year ended December 31, 2001 compared to net cash provided by operating activities of $124.6 million for the year ended December 31, 2000. The 2001 cash used in operating activities resulted primarily from non-cash items aggregating $2,037.3 million and a net decrease in cash resulting from changes in assets and liabilities of $334.2 million, partially offset by $2,149.0 million of income before depreciation and amortization.

Net cash provided by operating activities amounted to $124.6 million for the year ended December 31, 2000 compared to $274.1 million for the year ended December 31, 1999. The 2000 cash provided by operating activities consisted primarily of $1,247.5 million of income before depreciation and amortization, partially offset by $892.9 million of non-cash items and a decrease in cash resulting from changes in assets and liabilities of $230.0 million.

Net cash provided by operating activities amounted to $274.1 million for the year ended December 31, 1999. The 1999 cash provided by operating activities consisted primarily of $93.2 million of income before depreciation and amortization, $145.7 million of non-cash items and a net increase in cash resulting from changes in assets and liabilities of $35.2 million.

INVESTING ACTIVITIES

Net cash used in investing activities for the year ended December 31, 2001 was $325.4 million compared to $524.0 million for the year ended December 31, 2000. The 2001 investing activities consisted of $1,385.4 million of capital expenditures and other net cash payments of $58.2 million, partially offset by net proceeds from the sale of cable assets and programming interests of $1,118.2 million.

Net cash used in investing activities for the year ended December 31, 2000 was $524.0 million compared to $1,031.5 million for the year ended December 31, 1999. The 2000 investing activities consisted of $1,326.0 million of capital expenditures, $128.8 million of payments for acquisitions and other net cash payments of $60.2 million, partially offset by net proceeds of $991.0 million from the sale of cable assets and a programming interest.

Net cash used in investing activities for the year ended December 31, 1999 was $1,031.5 million. The 1999 investing activities consisted of $871.2 million of capital expenditures, $117.7 million of payments for acquisitions and other net cash payments of $53.5 million, partially offset by net proceeds of $10.9 million from the sale of investments.

                                      (56)

FINANCING ACTIVITIES

Net cash provided by financing activities amounted to $617.9 million for the year ended December 31, 2001 compared to $374.6 million for the year ended December 31, 2000. In 2001, the Company's financing activities consisted primarily of $1,549.4 million of proceeds from collateralized indebtedness, $996.8 million from the issuance of senior notes and $239.3 million of proceeds from prepaid interest rate derivative contracts, partially offset by net bank debt repayments of $1,638.4 million, payments for the redemption of senior subordinated notes of $466.7 million and other net cash payments of $62.5 million.

Net cash provided by financing activities amounted to $374.6 million for the year ended December 31, 2000 compared to $646.2 million for the year ended December 31, 1999. In 2000 the Company's financing activities consisted primarily of $408.9 million of net proceeds from bank debt and $25.6 million from the issuance of common stock, partially offset by other net cash payments aggregating $59.9 million.

Net cash provided by financing activities amounted to $646.2 million for the year ended December 31, 1999. The 1999 financing activities consisted primarily of $497.7 million derived from the issuance of senior notes and $202.9 million from the net proceeds from bank debt, partially offset by other net cash payments aggregating $54.4 million.

                                      (57)

CSC HOLDINGS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In April 1999, Cablevision contributed the cable television systems acquired from Tele-Communications, Inc. ("TCI Systems") on March 4, 1998 to CSC Holdings. This transaction was accounted for in a manner similar to a pooling of interests, whereby the assets and liabilities of the TCI Systems were recorded at historical book value. Prior period consolidated financial statements of CSC Holdings have been restated to include the financial position and results of operations of the TCI Systems from March 4, 1998. As a result, the operations of CSC Holdings are identical to the operations of Cablevision Systems Corporation, except for dividends attributable to the preferred stock of CSC Holdings which have been reported in minority interests in the consolidated financial statements of Cablevision. Refer to Cablevision's Management's Discussion and Analysis of Financial Condition and Results of Operations above.

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

                                      (58)

RESULTS OF OPERATIONS - RAINBOW MEDIA GROUP

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA

                                                                        Years Ended December 31,
                                                          ---------------------------------------------------
                                                                     2001                       2000
                                                          -------------------------- ------------------------     (Increase)
                                                                        % of Net                   % of Net        Decrease
                                                               Amount   Revenues          Amount   Revenues       in Net Loss
                                                             --------   --------     -----------   --------      ------------
                                                                        (Dollars in Thousands)
                                                                        ----------------------
Revenues, net.......................................       $  588,905      100%       $  484,816      100%       $  104,089

Operating expenses:
   Technical and operating..........................          246,349       42           187,436       39           (58,913)
   Selling, general & administrative................          209,056       35           193,344       40           (15,712)
   Restructuring charges............................           11,670        2                 -        -           (11,670)
   Depreciation and amortization....................           42,309        7            44,911        9             2,602
                                                           ----------                 ----------                 ----------
Operating income....................................           79,521       14            59,125       12            20,396
Other income (expense):
   Interest expense, net............................          (10,885)      (2)          (50,596)     (11)           39,711
   Equity in net loss of affiliates, net............           (5,221)      (1)          (15,961)      (3)           10,740
   Gain on sale of programming interests............          746,310      127             5,715        1           740,595
   Impairment charges on investments................             (412)       -            (6,747)      (1)            6,335
   Write-off of deferred financing costs............           (7,433)      (1)                -        -            (7,433)
   Miscellaneous, net...............................               19        -              (225)       -               244
                                                           ----------                 ----------                 ----------
Net income (loss) before taxes......................          801,899      136            (8,689)      (2)          810,588
   Income tax expense...............................         (226,826)     (39)                -        -          (226,826)
                                                           ----------                 ----------                 -----------
Net income (loss)...................................       $  575,073       98%       $   (8,689)      (2)%      $  583,762
                                                           ==========                 ==========                 ===========

                                                                        Years Ended December 31,
                                                          ---------------------------------------------------
                                                                     2000                       1999
                                                          -------------------------- ------------------------     (Increase)
                                                                        % of Net                   % of Net        Decrease
                                                               Amount   Revenues          Amount   Revenues       in Net Loss
                                                           ----------   --------      ----------   --------      ------------
                                                                        (dollars in thousands)
                                                                        ----------------------
Revenues, net.......................................       $  484,816      100%       $  361,756      100%       $  123,060

Operating expenses:
   Technical and operating..........................          187,436       39           146,378       40           (41,058)
   Selling, general & administrative................          193,344       40           152,416       42           (40,928)
   Depreciation and amortization....................           44,911        9            39,902       11            (5,009)
                                                           ----------                 ----------                 -----------
Operating income....................................           59,125       12            23,060        6            36,065
Other income (expense):
   Interest expense, net............................          (50,596)     (11)          (32,948)      (9)          (17,648)
   Equity in net loss of affiliates, net............          (15,961)      (3)           (7,674)      (2)           (8,287)
   Gain on sale of programming interests............            5,715        1                 -        -             5,715
   Impairment charges on investments................           (6,747)      (1)                -        -            (6,747)
   Miscellaneous, net...............................             (225)       -            (1,715)       -             1,490
                                                           ----------                 ----------                 -----------
Net loss............................................       $   (8,689)      (2)%      $  (19,277)      (5)%      $   10,588
                                                           ==========                 ==========                 ===========

                                      (59)

COMPARISON OF YEAR ENDED DECEMBER 31, 2001 VERSUS YEAR ENDED DECEMBER 31, 2000

RAINBOW MEDIA GROUP

REVENUES for the year ended December 31, 2001 increased $104.1 million (21%) as compared to revenues for the prior year. Approximately $72.8 million of the increase was attributed to growth in programming network subscribers and rate increases, approximately $27.6 million of the increase was due to higher advertising revenue and the remaining $3.7 million of the increase was due primarily to the Transactions.

TECHNICAL AND OPERATING EXPENSES for the year ended December 31, 2001 increased $58.9 million (31%) compared to 2000. Approximately $44.8 million resulted from increased costs directly associated with the net increases in revenues discussed above. The remaining $14.1 million was directly attributable to the Transactions. As a percentage of revenues, such costs increased 3% during 2001 compared to 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $15.7 million (8%) for 2001 compared to 2000. An increase of approximately $25.6 million resulted from higher sales, marketing, advertising and other general cost increases and an increase of approximately $13.9 million was attributable to the Transactions. These increases were partially offset by a $23.4 million decrease in charges attributed to Rainbow Media Group related to a stock plan of Cablevision and a $0.4 million decrease in charges attributed to Rainbow Media Group related to a long-term incentive plan of Cablevision. As a percentage of revenues, selling, general and administrative expenses decreased 5% in 2001 compared to 2000. Excluding the effects of the stock plan and the long-term incentive plan, as a percentage of revenue, such expenses increased 1%.

RESTRUCTURING CHARGES of $11.7 million in 2001 represent the expenses associated with facility realignment.

DEPRECIATION AND AMORTIZATION EXPENSE decreased $2.6 million for the year ended December 31, 2001, when compared to 2000. This decrease was primarily due to certain intangible assets being fully amortized during 2000.

NET INTEREST EXPENSE decreased $39.7 million for the year ended December 31, 2001 as compared to the prior year. The net decrease is primarily attributable to lower debt balances.

EQUITY IN NET LOSS OF AFFILIATES decreased to $5.2 million in 2001 from $16.0 million in 2000. Such amounts consist of Rainbow Media Group's share of the net profits and losses of certain programming businesses, primarily regional and national sports programming companies and a national advertising company, in which Rainbow Media Holdings has varying minority ownership interests.

GAIN ON SALE OF PROGRAMMING INTERESTS of $746.3 million for the year ended December 31, 2001 resulted from the sale of a 20% minority interest in certain national programming businesses. The gain on sale of programming interests of $5.7 million for the year ended December 31, 2000 resulted from the sale of certain programming assets.

                                      (60)

IMPAIRMENT CHARGES ON INVESTMENTS represents primarily an other-than-temporary decline in the fair value of Rainbow Media Holdings' investment in Salon.com.

WRITE-OFF OF DEFERRED FINANCING COSTS of $7.4 million for 2001 consists principally of costs written off in connection with the termination of certain credit agreements.

INCOME TAX EXPENSE for the year ended December 31, 2001 was a direct result of the pre-tax income resulting primarily from the Transactions, partially offset by a reduction in the tax valuation allowance of $106.4 million.

                                      (61)

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $40.9 million (27%) for 2000 as compared to the 1999 level. Approximately $34.5 million (23%) of the increase was attributable to increases in sales and marketing initiatives and other general cost increases and approximately $15.0 million (10%) was the direct result of the Transactions. Partially offsetting these increases were decreases of $5.8 million (4%) from lower charges attributed to RMG related to Cablevision's incentive and stock plan with the remaining decrease of $2.8 million (2%) resulting from lower Year 2000 remediation costs. As a percentage of revenues, selling, general and administrative expenses decreased 2% in 2000 compared to 1999. Excluding the effects of the incentive and stock plan charges and Year 2000 remediation costs, as a percentage of revenues such costs increased 1%.

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

                                      (62)

NET MISCELLANEOUS EXPENSE decreased to $0.2 million for the year ended December 31, 2000 compared to $1.7 million for the prior year. In 1999, miscellaneous expense consisted principally of the write off of deferred financing costs in connection with amendments to American Movie Classics Company's credit agreement.

RAINBOW MEDIA GROUP

OPERATING ACTIVITIES

Net cash used in operating activities amounted to $91.7 million for the year ended December 31, 2001 compared to net cash provided by operating activities of $31.1 million for the year ended December 31, 2000. The 2001 cash used in operating activities consisted of $617.4 million of income before depreciation and amortization, more than offset by non-cash items aggregating $704.8 million and a net decrease in cash resulting from changes in assets and liabilities of $4.3 million .

Net cash provided by operating activities amounted to $31.1 million for the year ended December 31, 2000 compared to $29.7 million for the year ended December 31, 1999. The 2000 cash provided by operating activities consisted primarily of $36.2 million of income before depreciation and amortization and $54.7 million of non-cash items, partially offset by a net decrease in cash resulting from changes in assets and liabilities of $59.8 million.

Net cash provided by operating activities amounted to $29.7 million for the year ended December 31, 1999. The 1999 cash provided by operating activities consisted primarily of $20.6 million of income before depreciation and amortization and $43.1 million of non-cash items, partially offset by a net decrease in cash resulting from changes in assets and liabilities of $34.0 million.

INVESTING ACTIVITIES

Net cash provided by investing activities for the year ended December 31, 2001 was $799.8 million compared to net cash used in investing activities of $10.9 million for the year ended December 31, 2000. The 2001 investing activities consisted of proceeds from the sale of certain programming interests of $825.0 million and other proceeds of $0.9 million, partially offset by capital expenditures of $13.7 million and contributions to investees of $12.4 million.

Net cash used in investing activities for the year ended December 31, 2000 was $10.9 million compared to $11.9 million for the year ended December 31, 1999. The 2000 investing activities consisted of capital expenditures of $19.8 million, partially offset by $8.8 million of proceeds from the sale of programming interests.

Net cash used in investing activities for the year ended December 31, 1999 was $11.9 million. The 1999 investing activities consisted of $12.6 million of capital expenditures, partially offset by $0.7 million of proceeds from the sale of equipment.

                                      (63)

FINANCING ACTIVITIES

Net cash used in financing activities amounted to $656.0 million for the year ended December 31, 2001 compared to $20.2 million for the year ended December 31, 2000. In 2001, financing activities consisted primarily of net repayments of bank debt and a note aggregating $654.8 million and other net payments of $6.5 million, partially offset by contributions from Cablevision NY Group of $5.3 million.

Net cash used in financing activities amounted to $20.2 million for the year ended December 31, 2000 compared to $17.8 million for the year ended December 31, 1999. In 2000, financing activities consisted primarily of net distributions to Cablevision NY Group of $65.5 million and other net cash payments aggregating $4.6 million, partially offset by $49.9 million of net proceeds from bank debt.

Net cash used in financing activities amounted to $17.8 million for the year ended December 31, 1999. In 1999, financing activities consisted primarily of net distributions to Cablevision NY Group of $125.0 million and other cash payments aggregating $6.7 million, partially offset by $113.9 million of net proceeds from bank debt.

                                      (64)

CABLEVISION NY GROUP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - CABLEVISION NY GROUP

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA

                                                                        Years Ended December 31,
                                                          ---------------------------------------------------
                                                                     2001                       2000
                                                          -------------------------- ------------------------       Increase
                                                                        % of Net                   % of Net        (Decrease)
                                                               Amount   Revenues          Amount   Revenues       in Net Income
                                                          -----------   --------      ----------   --------      --------------
                                                                        (dollars in thousands)
                                                                        ----------------------
Revenues, net.......................................      $ 3,832,306      100%      $ 3,946,430      100%       $ (114,124)

Operating expenses:
   Technical and operating..........................        1,537,301       40         1,529,669       39            (7,632)
   Retail electronics cost of sales.................          563,423       15           549,978       14           (13,445)
   Selling, general & administrative................          925,471       24           985,590       25            60,119
   Restructuring charges............................           44,772        1                 -        -           (44,772)
   Depreciation and amortization....................        1,098,920       29           973,335       25          (125,585)
                                                          -----------                -----------                 ----------
Operating loss......................................         (337,581)      (9)          (92,142)      (2)         (245,439)
Other income (expense):
   Interest expense, net............................         (515,091)     (13)         (512,019)     (13)           (3,072)
   Equity in net loss of affiliates, net............          (62,775)      (2)             (724)       -           (62,051)
   Gain on sale of cable assets, net................        1,429,617       37         1,204,150       31           225,467
   Impairment charges on investments................         (108,452)      (3)         (139,682)      (4)           31,230
   Gain on investments, net.........................          109,767        3                 -        -           109,767
   Write-off of deferred financing costs............          (11,337)       -            (5,209)       -            (6,128)
   Gain on derivative contracts, net................          281,752        7                 -        -           281,752
   Loss on redemption of notes......................          (15,348)       -                 -        -           (15,348)
   Gain on termination of At Home agreement.........           25,190        1                 -        -            25,190
   Miscellaneous, net...............................         (18,162)        -            (9,284)       -            (8,878)
                                                          -----------                -----------                 ----------
Net income (loss) before income taxes and dividend
   requirements.....................................          777,580       20           445,090       11           332,490
   Income tax benefit (expense).....................           39,094        1           (42,469)      (1)           81,563
                                                          -----------                -----------                 ----------
Net income before dividend requirements.............          816,674       21           402,621       10           414,053
   Dividend requirements applicable to preferred
     stock..........................................         (174,516)      (5)         (165,304)      (4)           (9,212)
                                                          -----------                -----------                 ----------
Net income..........................................      $   642,158       17%      $   237,317        6%       $  404,841
                                                          ===========                ===========                 ==========

                                      (65)

                                                                        Years Ended December 31,
                                                           ---------------------------------------------------
                                                                     2000                       1999              (Increase)
                                                           -------------------------- ------------------------
                                                                        % of Net                   % of Net        Decrease
                                                               Amount   Revenues          Amount   Revenues       in Net Loss
                                                           ----------   --------      ----------   --------     -------------
                                                                        (dollars in thousands)
                                                                        ----------------------
Revenues, net.......................................      $ 3,946,430      100%      $ 3,601,727      100%      $   344,703

Operating expenses:
   Technical and operating..........................        1,529,669       39         1,409,543       39          (120,126)
   Retail electronics cost of sales.................          549,978       14           484,760       13           (65,218)
   Selling, general & administrative................          985,590       25         1,050,703       29            65,113
   Depreciation and amortization....................          973,335       25           853,895       24          (119,440)
                                                          -----------                -----------                -----------
Operating loss......................................          (92,142)      (2)         (197,174)      (5)          105,032
Other income (expense):
   Interest expense, net............................         (512,019)     (13)         (432,792)     (12)          (79,227)
   Equity in net loss of affiliates, net............             (724)       -           (11,560)       -            10,836
   Gain on sale of cable assets and
       programming interests, net...................        1,204,150       31                 -        -         1,204,150
   Impairment charges on investments................         (139,682)      (4)          (15,100)       -          (124,582)
   Gain on investments, net.........................                -        -            10,861        -           (10,861)
   Write-off of deferred financing costs............           (5,209)       -            (3,012)       -            (2,197)
   Miscellaneous, net...............................           (9,284)       -            (5,386)       -            (3,898)
                                                          -----------                -----------                -----------
Net income (loss) before income taxes and
   dividend requirements............................          445,090       11          (654,163)     (18)        1,099,253
   Income tax expense...............................          (42,469)      (1)           (6,643)       -           (35,826)
                                                           ----------                     ------                -----------
Net income (loss) before dividend requirements......          402,621       10          (660,806)     (18)        1,063,427
   Dividend requirements applicable to
     preferred stock................................         (165,304)      (4)         (170,087)      (5)            4,783
                                                          -----------                -----------                -----------
Net income (loss)...................................      $   237,317        6%      $  (830,893)     (23)%     $ 1,068,210
                                                          ===========                ===========                ===========

                                      (66)

COMPARISON OF YEAR ENDED DECEMBER 31, 2001 VERSUS YEAR ENDED DECEMBER 31, 2000

COMBINED RESULTS - CABLEVISION NY GROUP

REVENUES for the year ended December 31, 2001 decreased $114.1 million (3%) as compared to revenues for the prior year. The net decrease is attributable to the following:

                                                                                            (dollars in
                                                                                              millions)
                                                                                          --------------
Decrease in revenue attributable to the Transactions.................................      $   (264.7)
Increase in revenue from developing cable modem and telephone businesses.............           112.9
Higher revenue per cable television subscriber.......................................            71.9
Decrease in Madison Square Garden's revenue..........................................           (34.5)
Increased revenue attributable to internal growth in the average number of cable
  television subscribers.............................................................            25.5
Decrease in retail electronics sales.................................................           (14.8)
Decreased revenue in Cablevision NY Group's programming services, excluding Madison
   Square Garden.....................................................................            (7.2)
Increase in deferred revenue recognized in connection with warrants previously
   received from At Home.............................................................             6.9
Other net decreases..................................................................           (10.1)
                                                                                          -----------
                                                                                           $   (114.1)
                                                                                          ===========

TECHNICAL AND OPERATING EXPENSES increased $7.6 million for 2001 compared to 2000. An increase of approximately $100.0 million resulted from increased costs directly associated with the growth in revenues and subscribers referred to above and an increase of $48.8 million resulted from costs relating to the Knicks player transactions. These increases were partially offset by a decrease of $111.2 million attributable to the Transactions and a decrease of $30.0 million attributable to a settlement from YankeeNets. As a percentage of revenues, technical and operating expenses increased 1% during 2001 as compared to 2000.

RETAIL ELECTRONICS COST OF SALES amounted to approximately $563.4 million (83% of retail electronics sales) for 2001 compared to approximately $550.0 million (81% of retail electronics sales) for 2000. Cost of sales includes the cost of merchandise sold, including freight costs incurred and certain occupancy and buying costs, for the Company's retail electronics segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased $60.1 million (6%) for 2001 as compared to 2000. The net decrease for 2001 was comprised of an $88.4 million decrease in charges attributed to Cablevision NY Group related to a stock plan of Cablevision, a decrease of approximately $53.6 million directly attributable to the Transactions, a decrease of $9.9 million in charges attributed to Cablevision NY Group related to a long-term incentive plan of Cablevision (as the criteria for the payout of certain awards were not satisfied), and a decrease of approximately $3.4 million due to lower Year 2000 remediation costs. These decreases were partially offset by increases of approximately $95.2 million that resulted from higher administrative, sales and marketing and customer service costs. As a percentage of revenues, selling, general and administrative expenses decreased 1% in 2001 compared to 2000. Excluding the effects of the stock plan, the long-term incentive plan and Year 2000 remediation costs, as a percentage of revenues such costs increased 2% during 2001 as compared to 2000.

                                      (67)

RESTRUCTURING charges of $44.8 million in 2001 represent the expenses associated with the elimination of positions, including severance and outplacement costs, and facility realignment.

DEPRECIATION AND AMORTIZATION EXPENSE increased $125.6 million (13%) for 2001 as compared to 2000. Approximately $95.1 million of the net increase was due primarily to depreciation of new plant assets, partially offset by decreases from certain intangible assets becoming fully amortized. Approximately $42.1 million of the net increase resulted from higher impairment charges related to goodwill and capitalized software. (The 2001 amount included a $99.9 million write-off of goodwill recorded in connection with the Clearview acquisition. The 2000 amount included a $47.5 million write-off of Clearview goodwill and a $10.3 million write-off of capitalized software costs.) These increases were partially offset by a decrease of $11.6 million which resulted from the Transactions.

NET INTEREST EXPENSE increased $3.1 million (1%) for 2001 compared to 2000. The net increase was attributable primarily to higher average debt balances, partially offset by lower interest rates and higher interest income.

EQUITY IN NET LOSS OF AFFILIATES increased to $62.8 million in 2001 from $0.7 million in 2000. Such amounts consist of Cablevision NY Group's share of the net profits and losses of certain businesses in which Cablevision has varying minority ownership interests. The increase resulted primarily from Cablevision NY Group's share of the net losses of Northcoast Communications and R/L DBS, which share amounted to $43.0 million and $13.9 million, respectively, in 2001. Cablevision NY Group's share of the net loss of Northcoast Communications was $2.5 million in 2000.

GAIN ON SALE OF CABLE ASSETS, NET for the year ended December 31, 2001 consists primarily of a gain of $1,441.7 million recognized on the disposition of Cablevision's cable television systems in Massachusetts, partly offset by a $12.1 million adjustment to the gain on the disposition of Cablevision's cable television systems in Ohio. For the year ended December 31, 2000, Cablevision NY Group recognized a gain of $1,204.2 million from the disposition of Cablevision's cable television systems in Kalamazoo, Michigan and Ohio.

IMPAIRMENT CHARGES ON INVESTMENTS for the years ended December 31, 2001 and 2000 of $108.5 million and $139.7 million, respectively, represents the charge for an other-than-temporary decline in the fair value of the Company's At Home warrants.

GAIN ON INVESTMENTS, NET for the year ended December 31, 2001 consists of the following:

                                                                                              (dollars in
                                                                                               millions)
                                                                                            ----------------
Change in the fair value of Charter, Adelphia, AT&T and AT&T Wireless common stock ........   $  (176.6)

Gain recognized in connection with the reclassification of the shares of Charter and
  Adelphia common stock from securities available-for-sale to trading securities upon the
  adoption of SFAS 133.....................................................................       286.4
                                                                                            -----------
                                                                                              $   109.8
                                                                                            ===========

                                      (68)

WRITE-OFF OF DEFERRED FINANCING COSTS of $11.3 million in 2001 and $5.2 million in 2000 consist principally of costs written off in connection with amendments to CSC Holdings' credit agreements and the redemption of CSC Holdings' senior subordinated notes.

GAIN ON DERIVATIVE CONTRACTS, NET of $281.8 million for the year ended December 31, 2001 consists principally of $250.4 million of unrealized gains due to the change in fair value of Cablevision NY Group's prepaid forward contracts relating to the AT&T, AT&T Wireless, Adelphia Communications and Charter Communications shares and $31.4 million due to unrealized and realized gains on its interest rate swap contacts.

LOSS ON REDEMPTION OF NOTES of $15.3 million in 2001 consists principally of the premium paid to redeem CSC Holdings' $300 million face value 9-1/4% senior subordinated notes due 2005 and its $150 million face value 9-7/8% senior subordinated notes due 2006.

GAIN ON TERMINATION OF AT HOME AGREEMENT of $25.2 million consists primarily of the recognition of the remaining unamortized deferred revenue at December 31, 2001 relating to warrants previously received from At home.

NET MISCELLANEOUS EXPENSE increased to $18.2 million for 2001 compared to $9.3 million for 2000 due primarily to increased losses on the disposal of certain fixed assets.

INCOME TAX BENEFIT for 2001 of $39.1 million resulted primarily from a reduction of $203.7 million in the tax valuation allowance exceeding the provision for taxes on the current year income. In 2000, the income tax provision of $42.5 million represented current state and federal taxes resulting from the Transactions. The balance of the 2000 provision was offset by a reduction in the tax valuation allowance of $195.1 million. Cablevision NY Group did not reduce its valuation allowance in excess of these amounts due to uncertainties regarding the realizability of the deferred tax asset.

                                      (69)

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 VERSUS YEAR ENDED DECEMBER 31, 1999

COMBINED RESULTS - CABLEVISION NY GROUP

REVENUES for the year ended December 31, 2000 increased $344.7 million (10%) as compared to revenues for the prior year. Approximately $81.5 million (3%) resulted from higher revenue per cable television subscriber; approximately $80.0 million (2%) resulted from increases in revenue from Cablevision NY Group's programming and entertainment services including Madison Square Garden; approximately $78.8 million (2%) resulted from higher retail electronics revenues; approximately $66.8 million (2%) was due to increases in revenue derived from the developing cable modem and telephone businesses and deferred revenue recognized in connection with the warrants previously received from At Home; and approximately $35.3 million (1%) was attributable to internal growth of 65,800 in the average number of cable television subscribers during the year. Other net increases, primarily from advertising on Cablevision NY Group's cable television systems, amounted to $22.9 million. These increases were partially offset by a decrease of approximately $20.6 million attributable to the Transactions.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased $65.1 million (6%) for 2000 as compared to the 1999 level. The change from the prior year resulted from decreases of approximately $151.6 million (14%) reflecting lower charges attributed to Cablevision NY Group related to an incentive and stock plan, approximately $34.4 million (4%) due to lower Year 2000 remediation costs and approximately $12.5 million (1%) directly attributable to the Transactions. Offsetting these decreases was an increase of approximately $94.9 million (9%) resulting from higher administrative, sales and marketing and customer service costs and approximately $38.5 million (4%) to expense the unamortized portion of deferred acquisition costs related to Cablevision NY Group's cable modem program. As a percentage of revenues, selling, general and administrative expenses decreased 4% in 2000 compared to 1999. Excluding the effects of the incentive and stock plan and Year 2000 remediation costs, as a percentage of revenues such costs increased 2% during 2000 as compared to 1999.

OPERATING PROFIT BEFORE DEPRECIATION AND AMORTIZATION increased $224.5 million (34%) to $881.2 million for the year ended December 31, 2000 from $656.7 million for the comparable period in 1999. Approximately $151.6 million (23%) of the increase resulted from lower costs related to an incentive and stock plan and approximately $72.9 million (11%) resulted from the

                                      (70)
combined effect of the revenue and expense changes discussed above. On a pro forma basis, giving effect to the Transactions as if they had occurred on January 1, 1999 and excluding the Company's systems held for sale, the incentive and stock plan costs referred to above, the charge related to cable modems discussed above, and the costs of Year 2000 remediation, operating profit before depreciation and amortization would have increased 10% in 2000. Operating profit before depreciation and amortization is presented here to provide additional information about Cablevision NY Group's ability to meet future debt service, capital expenditures and working capital requirements. Operating profit before depreciation and amortization should be considered in addition to and not as a substitute for net income (loss) and cash flows as indicators of financial performance and liquidity as reported in accordance with generally accepted accounting principles.

DEPRECIATION AND AMORTIZATION EXPENSE increased $119.4 million (14%) during 2000 as compared to 1999. Approximately $22.3 million (3%) resulted from higher impairment charges related to goodwill and capitalized software costs. (The 2000 amount included a $47.5 million write-off of goodwill which resulted from the Clearview acquisition and $10.3 million from the write-off of capitalized software costs. The 1999 amount included a $35.5 million write-off of goodwill related to the acquisition of The WIZ stores). Approximately $89.3 million (10%) resulted primarily from depreciation on new plant assets. The remaining $7.8 million (1%) increase was directly attributable to the Transactions.

NET INTEREST EXPENSE increased $79.2 million (18%) during 2000 compared to 1999. The net increase is primarily attributable to debt incurred to fund capital expenditures and higher interest rates.

EQUITY IN NET LOSS OF AFFILIATES decreased to $0.7 million in 2000 from $11.6 million in 1999. Such amounts consist of Cablevision NY Group's share of the net profits and losses of certain programming businesses and a personal communications services business in which Cablevision has varying minority ownership interests.

GAIN ON SALE OF CABLE ASSETS AND PROGRAMMING INTERESTS for the year ended December 31, 2000 represents a gain of $1,204.2 million from the disposition of Cablevision NY Group's cable television systems in Kalamazoo, Michigan and Ohio.

IMPAIRMENT CHARGES ON INVESTMENTS for the year ended December 31, 2000 represents a charge of $139.7 million relating to an other-than-temporary decline in the fair value of the At Home warrants. The 1999 impairment charge of $15.1 million resulted from the write-off of an investment held by Rainbow Media Holdings.

GAIN ON INVESTMENTS, NET for the year ended December 31, 1999 of $10.9 million resulted from the sale of certain marketable securities.

WRITE-OFF OF DEFERRED FINANCING COSTS of $5.2 million in 2000 and $3.0 million in 1999 consists principally of the write-off of deferred financing costs in connection with amendments to or termination of CSC Holdings' credit agreements.

INCOME TAX EXPENSE of $42.5 million in 2000 represented current state and federal taxes resulting from the Transactions. The balance of the 2000 provision was offset by a reduction in the tax

                                      (71)
valuation allowance of $195.1 million. Cablevision NY Group did not reduce its valuation allowance in excess of this amount due to uncertainties regarding the realizability of the deferred tax asset. In 1999, Cablevision NY Group recorded $6.6 million related to federal, state and local income taxes. In 1999, Cablevision NY Group increased its tax valuation allowance by $205.6 million due to uncertainties regarding the realizability of the deferred tax asset.

BUSINESS SEGMENTS RESULTS - CABLEVISION NY GROUP

CNYG classifies its business interests into three segments:

     - Telecommunication Services, consisting principally of its cable television, telephone and cable modem services operations;
     - Madison Square Garden, which owns and operates professional sports teams, regional cable television networks, live productions and entertainment venues; and
     - Retail Electronics, which represents the operations of Cablevision Electronics' retail electronics stores.

CSC Holdings allocates certain costs to each segment based upon their proportionate estimated usage of services. The financial information for the segments does not include inter-segment eliminations.

TELECOMMUNICATION SERVICES

Refer to Cablevision Systems Corporation's Management's Discussion and Analysis of Financial Condition and Results of Operations filed as part of this document.

MADISON SQUARE GARDEN

Refer to Cablevision Systems Corporation's Management's Discussion and Analysis of Financial Condition and Results of Operations filed as part of this document.

RETAIL ELECTRONICS

Refer to Cablevision Systems Corporation's Management's Discussion and Analysis of Financial Condition and Results of Operations filed as part of this document.

                                      (72)

CABLEVISION NY GROUP

OPERATING ACTIVITIES

Net cash provided by operating activities amounted to $330.9 million for the year ended December 31, 2001 compared to $119.1 million for the year ended December 31, 2000. The 2001 cash provided by operating activities consisted primarily of $1,915.6 million of income before depreciation and amortization, partially offset by $1,542.0 million of non-cash items and a net decrease in cash resulting from changes in assets and liabilities of $42.7 million.

Net cash provided by operating activities amounted to $119.1 million for the year ended December 31, 2000 compared to $245.5 million for the year ended December 31, 1999. The 2000 cash provided by operating activities consisted primarily $1,376.0 million of income before depreciation and amortization, partially offset by $1,086.3 million of non-cash items and a net decrease in cash resulting from changes in assets and liabilities of $170.6 million.

Net cash provided by operating activities amounted to $245.5 million for the year ended December 31, 1999. The 1999 cash provided by operating activities consisted primarily of $193.1 million of income before depreciation and amortization, $4.5 million of non-cash items and a net increase in cash resulting from changes in assets and liabilities of $47.9 million.

INVESTING ACTIVITIES

Net cash used in investing activities for the year ended December 31, 2001 was $1,116.9 million compared to $531.3 million for the year ended December 31, 2000. The 2001 investing activities consisted of $1,371.7 million of capital expenditures and other net cash payments of $38.3 million, partially offset by net cash proceeds of $293.1 million from the sale of cable assets and programming interests.

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

Net cash used in investing activities for the year ended December 31, 1999 was $1,018.5 million. The 1999 investing activities consisted of $858.5 million of capital expenditures, $117.7 million of payments for acquisitions and other net cash payments of $53.2 million, partially offset by net proceeds of $10.9 million from the sale of marketable securities.

FINANCING ACTIVITIES

Net cash provided by financing activities amounted to $803.9 million for the year ended December 31, 2001 compared to $387.5 million for the year ended December 31, 2000. In 2001, financing activities consisted primarily of $1,549.4 million of proceeds from collateralized indebtedness, $996.8 million from the issuance of senior notes, $239.3 million of proceeds from prepaid interest rate derivative contracts and other cash proceeds aggregating $12.5 million, partially offset by net bank debt repayments of $1,279.1 million, payments for the redemption of senior subordinated

                                      (73)
notes of $466.7 million, preferred stock dividends paid of $174.5 million and other net payments of $73.8 million.

Net cash provided by financing activities amounted to $387.5 million for the year ended December 31, 2000 compared to $661.8 million for the year ended December 31, 1999. In 2000, financing activities consisted primarily of $359.0 million from the net proceeds from bank debt and other net cash receipts aggregating $28.5 million.

Net cash provided by financing activities amounted to $661.8 million for the year ended December 31, 1999. In 1999, financing activities consisted primarily of $497.7 million derived from the issuance of senior notes and debentures, $125.0 million of capital contributions from Rainbow Media Group, and $89.0 million from the net proceeds from bank debt, partially offset by other net cash payments aggregating $49.9 million.

                                      (74)

LIQUIDITY AND CAPITAL RESOURCES - CABLEVISION SYSTEMS CORPORATION

Cablevision does not have any operations independent of its subsidiaries. In addition, Cablevision has no borrowings and does not have any securities outstanding other than its Cablevision NY Group Class A and Cablevision NY Group Class B common stock and the Rainbow Media Group Class A tracking stock and Rainbow Media Group Class B tracking stock. The Company does not intend to pay any dividends on any of its common stock in the foreseeable future. Accordingly, Cablevision does not currently have cash needs independent of the needs of its subsidiaries.

Cablevision intends to maintain, wherever possible, separate financial arrangements for the Cablevision NY Group and the Rainbow Media Group.

The Cablevision NY Group, which consists primarily of the Company's cable television, telephony, and cable modem operations, its retail electronics and theater operations, and the New York metropolitan area programming and entertainment assets owned by Rainbow Media Holdings but not included as part of Rainbow Media Group, including its interest in Madison Square Garden (referred to as the "Rainbow NY Group"), is currently funded primarily through separate financial arrangements made available to the Company's traditional "Restricted Group" subsidiaries (as defined below), to Madison Square Garden, and to Cablevision Electronics, as described in more detail below. In addition, during 2001 significant funding was provided through the Company's monetization of its shares of stock of AT&T, AT&T Wireless, Adelphia Communications and Charter Communications and the resulting collateralized indebtedness at certain of CSC Holdings' unrestricted subsidiaries (described in more detail later in this section).

The Rainbow Media Group is currently funded through cash on hand, a $400 million credit facility made available to Rainbow Media Group, LLC and a $200 million credit facility made available to American Movie Classics and Bravo, as described in more detail later in this section.

The following table presents selected historical results of operations and other financial information related to the captioned groups or entities as of and for the year ended December 31, 2001 as attributed to Cablevision NY Group and Rainbow Media Group.

                                                                   Year Ended December 31, 2001
                                                 ----------------------------------------------------------------
                                                                                       Interest          Capital
                                                    Revenues           AOCF*            Expense      Expenditures
                                                    --------           -----           --------      ------------
                                                                     (dollars in thousands)
                                                                     ----------------------
CABLEVISION NY GROUP:
   Restricted Group.......................       $ 2,037,421       $ 907,003         $  480,182       $   959,074
   New Media **...........................           238,104         (37,249)            22,951           279,696
   Rainbow NY Group (including MSG).......           952,830          21,986             27,296            84,249
   Retail Electronics.....................           678,571         (76,549)            12,799            35,583
   Other (including eliminations).........           (74,620)        (40,325)           (10,163)           13,124
                                                 -----------       ---------         ----------       -----------
     Cablevision NY Group.................       $ 3,832,306       $ 774,866         $  533,065       $ 1,371,726
                                                 ===========       =========         ==========       ===========

RAINBOW MEDIA GROUP.......................       $   588,905       $ 126,116         $   16,632       $    13,662
                                                 ===========       =========         ==========       ===========

----------
* For the Restricted Group, AOCF is as per the Restricted Group bank credit agreement definition. For all other groups, AOCF is defined as operating income (loss) before depreciation and amortization and excluding stock plan income of $34,597 and $10,376, long-term incentive plan expenses of $3,352 and $2,992 and restructuring charges of $44,772 and $11,670 for Cablevision NY Group and Rainbow Media Group, respectively.
** Consists of developmental telecommunications businesses, residential telephone service, developing (non-Long Island) commercial telephone service, cable modem service through December 31, 2001, and deferred revenue amortization related to the At Home warrants.

                                      (75)

LIQUIDITY AND CAPITAL RESOURCES - CABLEVISION NY GROUP

Funding for Cablevision NY Group's net cash requirements resulting from its ongoing capital investments, operational needs and debt service requirements is generally provided through separate financial arrangements made available to the Restricted Group, Madison Square Garden and Cablevision Electronics. In addition, during 2001 significant funding was provided through the Company's monetization of its shares of stock of AT&T, AT&T Wireless, Adelphia Communications and Charter Communications and the resulting collateralized indebtedness at certain of CSC Holdings' unrestricted subsidiaries (as described below). The following table summarizes the outstanding debt, present value of capital leases and redeemable preferred stock attributable to Cablevision NY Group as of December 31, 2001:

                                                                    Restricted          Other
                                                                      Group            Entities         Total
                                                                    -----------        --------         -----
                                                                              (dollars in thousands)
                                                                              ----------------------
Senior Debt:
  Restricted Group bank debt...................................     $   771,694    $                 $   771,694
                                                                                               -
  MSG bank debt and capital leases.............................               -          243,613         243,613
  Retail Electronics bank debt and capital leases..............               -           40,845          40,845
  Other senior debt and capital leases.........................          25,998           41,699          67,697
  Senior notes and debentures..................................       3,690,845                -       3,690,845
  Collateralized indebtedness relating to stock monetization...               -        1,572,372       1,572,372
Subordinated notes and debentures..............................         599,054                -         599,054
                                                                    -----------    -------------     -----------
     Total debt................................................       5,087,591        1,898,529       6,986,120
Redeemable preferred stock of CSC Holdings.....................       1,544,294                -       1,544,294
                                                                    -----------    -------------     -----------
     Total debt and redeemable preferred stock.................     $ 6,631,885    $   1,898,529     $ 8,530,414
                                                                    ===========    =============     ===========

Total amounts payable by the Company and its subsidiaries in connection with its outstanding obligations during the five years subsequent to December 31, 2001 and thereafter, including actual payments due under capital leases and the value deliverable at maturity under monetization contracts, are as follows:

                                   Restricted            Other
                                      Group            Entities              Total
                                 ---------------     --------------      --------------
                                                (dollars in thousands)
                                                ----------------------
                2002                $    23,858        $     9,146       $      33,004
                2003                      6,908             45,244              52,152
                2004                        717            364,202             364,919
                2005                          -            729,401             729,401
                2006                    768,000            900,280           1,668,280
                Thereafter            5,834,193            113,254           5,947,447
                                 --------------      -------------      --------------
                Total               $ 6,633,676        $ 2,161,527       $   8,795,203
                                 ==============      =============      ==============

RESTRICTED GROUP

DEFINITION

As of December 31, 2001, Cablevision NY Group's Restricted Group consisted of:
CSC Holdings and all of its subsidiaries holding the Company's cable operations, which encompassed approximately 3 million subscribers as of December 31, 2001 in and around the New York City metropolitan area; the commercial telephone operations of Lightpath on Long Island, New York;

                                      (76)
and substantially all of the Company's consumer cable modem operations, which encompassed approximately 506,700 subscribers as of December 31, 2001 in and around the New York City metropolitan area. Subsidiaries of the Company holding the cable modem operations which previously had been designated as unrestricted subsidiaries were designated as part of the Restricted Group as of December 31, 2001 and results of these operations will be included in the Restricted Group financial results beginning on January 1, 2002.

CAPITAL RESOURCES AND FUNDING REQUIREMENTS

The Restricted Group's primary sources of liquidity have been cash flow from operations, its bank credit facility and its access to the capital markets as evidenced by its outstanding senior, senior subordinated and redeemable preferred stock issuances. In addition, during 2001, significant liquidity was provided through the Company's stock monetization program. Over the course of the year, the Company monetized and hedged the value of the stock it received in connection with the sale of its Ohio, Massachusetts and Michigan cable systems through the execution of prepaid forward contracts, which consist economically of a loan collateralized by the respective underlying shares of stock and an equity collar that protects the Company from reductions, and allows the Company to benefit from increases, in the respective stock price to a certain level.

During 2001, the Company's monetization program generated $1,788.7 million in cash proceeds. More detail on the Company's monetization activities is provided in the section "Obligations Under Derivative Contracts."

Currently, the Restricted Group has a $2.4 billion revolving credit facility in place with a group of banks. The facility matures on June 30, 2006, requires no interim commitment reductions, and permits maximum leverage of 6.75 times cash flow (as defined in the credit agreement) through March 31, 2004. As of March 25, 2002, the Restricted Group had outstanding borrowings under its credit facility of $1,084.0 million and outstanding letters of credit of $51.4 million, resulting in undrawn revolver commitments of $1,264.6 million. The Restricted Group's revolver contains certain covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring the Restricted Group to maintain certain financial ratios and restricting the permitted use of borrowed funds.

The Restricted Group's plant upgrade, combined with additional amounts required for the start up and operation of new businesses such as digital video services, IP telephony, Lightpath's non-Long Island based commercial telephone business, and business modem services create a net funding requirement. In addition, the Company expects that the Restricted Group will fund certain cash requirements of Cablevision Electronics and Rainbow NY Group, certain expenditures relating to the construction and launch by March 2003 of a direct broadcast satellite, for which R/L DBS plans to make additional payments in 2002 totaling approximately $140 million, and certain investments in 2002 totaling approximately $75 million in Northcoast Communications, a wireless personal communications services business in which the Company has a 49.9% voting interest. The Company currently expects that the net funding and investment requirements for 2002 will be met with borrowings under the Restricted Group's existing bank credit facility and that the Restricted Group's available borrowing capacity under that facility will be sufficient to meet such requirements.

                                      (77)

In 2003, the Company expects that the Restricted Group is likely to continue to have a net funding deficit and will have limited capacity to increase leverage under the existing bank credit facility leverage covenant. In addition, depending on the scope of the Company's pursuit of a direct broadcast satellite business (launch of service is required by December 29, 2003 under the FCC license requirements) and on the amounts of any additional investments in Northcoast Communications, significant additional funding may be required. The Restricted Group has several options with respect to meeting its funding needs. It can reduce capital expenditures or investments; it can pursue asset sales; it can issue equity, debt, convertible debt or preferred stock securities; or it can issue debt securities outside of the Restricted Group, proceeds of which may be contributed to the Restricted Group in the form of equity. In order to issue additional indebtedness at the Restricted Group, the Company would need to either increase its cash flow to reduce its debt to cash flow ratio and increase its resulting debt capacity or amend its existing credit agreement to increase its permitted debt to cash flow covenant.

The Restricted Group's future access to the public debt markets and the cost of any future debt issuances are influenced by its credit ratings, which are provided by Moody's Investor Services and Standard & Poors. Moody's recently downgraded the Company's credit ratings. Standard & Poors has announced that the outlook for the Restricted Group's credit ratings is negative and that its ratings of the Company could be lowered if leverage were to increase above certain levels. Downgrades by either rating agency would further increase the Restricted Group's interest rate on new debt issuances and could adversely impact its ability to raise additional debt.

MADISON SQUARE GARDEN

CAPITAL RESOURCES AND FUNDING REQUIREMENTS

Madison Square Garden's primary source of liquidity has been cash flow from operations and its $500 million revolving credit facility. This facility currently matures on December 31, 2004, has no interim commitment reductions, and permits a maximum leverage of 4.25 times cash flow (as defined in the credit facility) through maturity. As of March 25, 2002, Madison Square Garden had outstanding debt and letters of credit of $235.0 million and $12.5 million, respectively, under this facility, resulting in undrawn funds of $252.5 million. Madison Square Garden's revolver contains certain covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring Madison Square Garden to maintain certain financial ratios and restricting the permitted use of borrowed funds.

The Company believes that for 2002, internally generated funds and funds available under Madison Square Garden's existing credit facility will be sufficient to meet its projected funding requirement. In 2003, depending on the scope of entertainment projects, potential sports player transactions, levels of capital expenditures and cash flow from operations, Madison Square Garden may need to obtain an amendment to existing financial covenants under its bank credit facility, or, if such amendment could not be obtained, reduce discretionary spending and capital expenditures, and/or seek funding from its partners.

                                      (78)

RETAIL ELECTRONICS

CAPITAL RESOURCES AND FUNDING REQUIREMENTS

Cablevision Electronics' primary sources of liquidity have been funds from its bank credit facility and advances from CSC Holdings' Restricted Group. Cablevision Electronics currently has a $130 million credit facility, which matures in April 2003. Under the terms of the credit facility, the total amount of borrowing available to Cablevision Electronics is subject to an availability calculation based on a percentage of eligible inventory and compliance with all loan agreement covenants, including a minimum net worth covenant. On March 25, 2002, total outstanding debt under the credit facility was $54.9 million with additional available funds of $8.1 million based on eligible inventory. CSC Holdings' cash investment, including intercompany advances, in Cablevision Electronics was approximately $426.9 million at March 25, 2002. Through March 25, 2002, Cablevision Electronics received other financial support from CSC Holdings in the form of guarantees and letters of credit of approximately $40.8 million.

The Company believes that Cablevision Electronics will require additional financial support from CSC Holdings in respect of continued operating losses (which are projected to total approximately $35 million in 2002) and capital expenditures during 2002. The Company expects that funds available under Cablevision Electronics' credit agreement, together with this additional financial support from CSC Holdings, will be sufficient to meet its funding requirements for the next twelve months.

OFF-BALANCE SHEET COMMITMENTS AND CONTINGENCIES

Off-balance sheet commitments and contingent obligations attributable to Cablevision NY Group as of December 31, 2001 are summarized in the following table:

                                               2002       2003 - 04       2005 - 06      Thereafter        Total
                                               ----       ---------       ---------      ----------        -----
                                                                   (dollars in thousands)
                                                                   ----------------------
Restricted Group:
  Letters of credit.................        $  17,473    $    17,883      $   19,191    $         -    $     54,547
  Guarantees........................           32,289          2,592           1,342            336          36,559
  Contractual commitments (1).......          382,300        947,250               -              -       1,329,550
  Operating leases (2)..............           42,044         80,329          71,401        144,391         338,165
                                            ---------    -----------      ----------     ----------    ------------
                                              474,106      1,048,054          91,934        144,727       1,758,821
                                            ---------    -----------      ----------     ----------    ------------

Other Entities:
  Letters of credit.................           12,851          2,916               -              -          15,767
  Guarantees........................                -              -               -              -               -
  Contractual commitments (3).......          384,893        382,025         251,250        982,841       2,001,009
  Operating leases (2)..............           67,576        136,305         124,058        488,224         816,163
                                            ---------    -----------      ----------    -----------    ------------
                                              465,320        521,246         375,308      1,471,065       2,832,939
                                            ---------    -----------      ----------    -----------    ------------
Total Cablevision NY Group..........        $ 939,426    $ 1,569,300      $  467,242    $ 1,615,792    $  4,591,760
                                            =========    ===========      ==========    ===========    ============

----------
(1)  Relates primarily to minimum purchase requirements of digital boxes.
(2) Approximately $14,646 and $8,108 of operating lease commitments for the Restricted Group and Other Entities, respectively, have been accrued at December 31, 2001 in connection with the restructuring announced in December 2001.
(3) Approximately $63,014 of commitments relating to certain Knicks player transactions have been accrued at December 31, 2001. Other amounts consist primarily of professional sports teams rights payments and player contracts of MSG.

                                      (79)

RESTRICTED GROUP

The Restricted Group's guarantees outstanding of $36.6 million consists primarily of guarantees of obligations of certain unrestricted subsidiaries included in the Company's consolidated balance sheet, including: (i) guarantees with respect to certain purchase obligations and certain capital leases of Cablevision Electronics; and (ii) guarantees in favor of certain financial institutions in respect of ongoing interest expense obligations and potential early termination events in connection with the monetization of the Company's holdings of Adelphia Communications and Charter Communications common stock. Amounts payable under such monetization guarantees are estimated as of a particular point in time by the financial institution counterparty and are based upon the current price of the underlying common stock and various other assumptions, including stock market volatility and prevailing interest rates. Such guaranteed amounts approximate the net sum of the monetization indebtedness less the fair value of the underlying stock less the fair value of the equity collar as reflected in the Company's accompanying balance sheet.

Contractual commitments attributable to the Restricted Group in the table above represent primarily minimum purchase requirements through 2004 of digital boxes from a manufacturer used in connection with the Company's recently launched iO, Interactive Optimum digital cable service. The Restricted Group's operating lease minimum payments represent primarily future payment commitments resulting from the Company's non-cancelable leases of certain office space and rental space on utility poles, through 2006, used in its distribution of services.

OTHER CABLEVISION NY GROUP ENTITIES

Additional off balance sheet commitments identified in the table above consist primarily of contractual commitments and operating leases. The dollar amounts reflected under the heading contractual commitments consist primarily of the following: (i) long-term rights agreements of Madison Square Garden which provide Madison Square Garden with exclusive broadcast rights to certain live sporting events in exchange for minimum contractual payments, (ii) certain payment commitments associated with the construction of a new practice facility by Madison Square Garden, and (iii) commitments under employment agreements with professional sports team personnel of Madison Square Garden, which provide for payments that are guaranteed regardless of employee injury or termination. Certain of these payments are covered by disability insurance if certain conditions are met. In addition, minimum contractual payment commitments of R/L DBS to a satellite manufacturer in connection with the construction and launch of a direct broadcast satellite by March 2003 are included in the table.

In addition to the above amounts, Madison Square Garden may also be obligated to pay the National Basketball Association ("NBA") a luxury tax each year pursuant to the NBA/NBPA Collective Bargaining Agreement (the "Agreement"), which is in effect through June 30, 2004 and which may be extended for a term of one year by the NBA. The ultimate calculation of any amounts due would be based on a formula established by the Agreement. If the luxury tax is in effect for a given season, to the extent the Knicks' salary (as defined) exceeds the luxury tax "trigger," a tax will be due to the NBA. The Company anticipates that a luxury tax will be payable to the NBA for the year ended December 31, 2001.

Operating lease commitments represent primarily future minimum payment obligations of

                                      (80)

Cablevision Electronics and Clearview Cinemas for retail store and theatre rental space, as well as future minimum rental commitments on various long-term, noncancelable leases for office and storage space as well as for practice facilities of Madison Square Garden and lease commitments of Radio City Music Hall.

OBLIGATIONS UNDER DERIVATIVE CONTRACTS

To manage interest rate risk, the Company has from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or convert fixed rate borrowings to variable rates to provide an economic hedge against the risk of higher borrowing costs in a declining interest rate environment. The Company does not enter into interest rate swap contracts for speculative or trading purposes and has only entered into transactions with counterparties that are investment grade rated. All of the Company's interest rate derivative contracts are entered into by CSC Holdings and are thus attributable to the Restricted Group; all such contracts are carried at their current fair market values (based on dealer quotes) on the Company's consolidated balance sheet with changes in value reflected in the consolidated statement of operations.

As of December 31, 2001, the notional value of all such contracts was $980 million and the fair value of these derivative contracts was $17.3 million, a net receivable position. For the year ended December 31, 2001, the Company recorded a net gain on interest swap contracts of $28.8 million, as detailed in the table below:

           FAIR MARKET VALUE OF INTEREST RATE DERIVATIVE CONTRACTS
           (DOLLARS IN THOUSANDS)
           Fair market value as of December 31, 2001............................    $  17,320
           Less:  fair market value as of January 1, 2001.......................        1,980
                                                                                    ---------
           Unrealized gain due to changes in prevailing market conditions, net..       15,340
             Plus:  realized gain resulting from cash interest income...........       13,454
                                                                                    ---------
                Net gain on interest rate swap contracts........................    $  28,794
                                                                                    =========

The Company has also entered into derivative contracts to hedge its equity price risk and monetize the value of its shares of AT&T, AT&T Wireless, Adelphia Communications and Charter Communications common stock. These contracts consist primarily of a loan secured by the underlying common stock (reflected as "collateralized indebtedness" on the consolidated balance sheet) and an equity derivative which sets a floor and ceiling on the Company's participation in changes in the underlying stock price, thereby eliminating downside exposure and providing for upside appreciation potential to the contract's ceiling price. At maturity, the contracts provide for the option to deliver cash or shares of Charter Communications, Adelphia Communications, or AT&T Wireless stock (as the case may be), with a value determined by reference to the applicable stock price at maturity. The terms of the AT&T transactions require cash settlement in an amount determined by reference to the AT&T stock price at maturity. The Company currently intends to generate the cash settlement amount through a sale of the underlying common shares at maturity.

                                      (81)

These monetization transactions are obligations of wholly-owned subsidiaries that are not part of the Restricted Group; however, in the Adelphia Communications and Charter Communications transactions, CSC Holdings provided guarantees of the subsidiaries' ongoing interest expense obligations and certain other contingent obligations as described above. All of the Company's equity derivative contracts are carried at their current fair market value on the Company's consolidated balance sheet (based on dealer quotes) with changes in value reflected in the consolidated statement of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings. As of December 31, 2001, the fair value of the Company's equity derivative contracts was $250.4 million, a net receivable position. For the year ended December 31, 2001, the Company recorded a net unrealized gain on the prepaid forward contracts of $250.4 million attributable to changes in market conditions during the period. This gain on derivative contracts was partially offset by a loss on the Company's holdings of the underlying stocks of $176.7 million, as shown in the following table:

           FAIR MARKET VALUE OF EQUITY DERIVATIVE CONTRACTS
           (DOLLARS IN THOUSANDS)
           Fair market value as of December 31, 2001............................    $  250,376
           Less:  fair market value at January 1, 2001..........................             -
                                                                                   -----------
           Unrealized gain due to changes in prevailing market conditions, net..    $  250,376
                                                                                   -----------
           Unrealized loss on underlying stock positions due to changes in
             prevailing market conditions, net..................................     ($176,673)
                                                                                   ===========

In connection with the AT&T and AT&T Wireless monetization contracts, CSC Holdings entered into prepaid interest rate swaps with a notional contract value of $1.1 billion. These contracts require CSC Holdings to pay floating rates of interest in exchange for receipt of fixed rate payments, the net present value of which was paid to CSC Holdings at the inception of the transaction in a total cash amount of $239.3 million. Combined, the prepaid equity forward and prepaid interest rate swap transactions generated cash proceeds of approximately $1,788.7 million and such amount was applied towards the repayment of outstanding bank debt under CSC Holdings' revolving credit facility.

All of the Company's prepaid interest rate swaps are carried at their current fair market values on the Company's consolidated balance sheet (based on dealer quotes) with changes in value reflected in the consolidated statement of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings. As of December 31, 2001, the fair value of the Company's prepaid interest rate derivative contracts was $226.3 million, a net liability position. For the year ended December 31, 2001, the Company recorded a net gain on such derivative contracts of $2.6 million as detailed below:

           FAIR MARKET VALUE OF INTEREST RATE DERIVATIVE CONTRACTS
           (DOLLARS IN THOUSANDS)
           Fair market value as of December 31, 2001............................    $  (226,295)
           Less:  fair market value at inception................................       (239,270)
                                                                                    -----------
           Unrealized gain due to changes in prevailing market conditions, net..         12,975
             Plus:  realized loss resulting from net cash payments..............        (10,392)
                                                                                    -----------
                Net gain on prepaid interest rate swap contracts................    $     2,583
                                                                                    ===========

                                      (82)

LIQUIDITY AND CAPITAL RESOURCES - RAINBOW MEDIA GROUP

Outstanding debt attributable to Rainbow Media Group as of December 31, 2001 consisted solely of capital leases in an aggregate present value of $25.4 million. Actual amounts payable under such leases over the five years subsequent to December 31, 2001 and thereafter are as follows:

                        CAPITAL LEASES
                        --------------
                    (DOLLARS IN THOUSANDS)
                    ----------------------
              2002                      $    7,140
              2003                           7,140
              2004                           6,780
              2005                           2,820
              2006                           2,820
              Thereafter                     6,000
                                      ------------
              Total                     $   32,700
                                      ------------

CAPITAL RESOURCES AND FUNDING REQUIREMENTS

Financing for Rainbow Media Group, which consists primarily of the Company's interest in five nationally distributed entertainment programming networks (American Movie Classics, Bravo, The Independent Film Channel, WE: Women's Entertainment (formerly Romance Classics), and MuchMusic), interests in certain regional sports networks, and Sterling Digital, has historically been provided by a combination of cash flow from operations, bank credit facilities, intercompany borrowings, sales of interests in programming entities, and, from time to time, by equity contributions from partners. The Rainbow Media Group is currently funded through cash from operations, a $400 million credit facility made available to Rainbow Media Group, LLC ("RMG LLC") and a $200 million credit facility made available to American Movie Classics and Bravo Company.

The RMG LLC credit facility is a $400 million revolving credit facility that was put in place on March 25, 2002 and matures on December 31, 2006 (in certain limited circumstances the maturity date may be accelerated to November 1, 2005). The facility requires commitment reductions beginning in the third quarter of 2004 and permits maximum leverage of 3.5 times cash flow (as defined based on the cash flow of American Movie Classics, Bravo and The Independent Film Channel) through September 30, 2004. As of March 25, 2002, Rainbow Media
Group had outstanding borrowings under its credit facility of $101.5 million, resulting in undrawn revolver commitments of $298.5 million. The RMG LLC facility contains certain covenants that may limit Rainbow Media Group's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of certain financial ratios and restricting the permitted use of borrowed funds. Proceeds from the RMG LLC credit facility are not permitted to be invested in the American Movie
Classics and/or Bravo partnerships.

The American Movie Classics/Bravo credit facility is a $200 million revolving credit facility that was put in place on March 25, 2002 and matures on December 31, 2006 (in certain limited circumstances the maturity date may be accelerated to November 1, 2005). The facility requires commitment reductions beginning in the third quarter of 2004 and permits maximum leverage of 2.0 times cash flow (as defined based on the cash flow of American Movie Classics, Bravo and The Independent Film Channel) through maturity. The facility amended and restated the previously existing American Movie Classics $200 million revolving credit facility. As of March 25, 2002, there were no outstanding borrowings under this credit facility. The revolver

                                      (83)
contains certain covenants that may limit American Movie Classics and Bravo's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of financial ratios and restricting the permitted use of borrowed funds.

Developmental activities of certain of Rainbow Media Group's businesses, including projected investments in new programming content and services such as the digital video programming services being developed by Sterling Digital, require funding. Such funding may be obtained through cash generated from other Rainbow Media Group operations or through borrowings under the RMG LLC credit facility. The Company believes that it has sufficient funding from these sources to fund these activities for the next twelve months. In addition, the American Movie Classics/Bravo credit facility, together with cash generated by these partnerships, are expected to provide sufficient liquidity to American Movie Classics/Bravo for the next twelve months, as these partnerships currently generate net cash as a whole. Taken as a whole, the Rainbow Media Group businesses are expected to generate net free cash flow. Under the terms of the American Movie Classics/Bravo agreement with MGM, American Movie Classics/Bravo are also required to distribute excess cash flow (as defined in the agreement), if any, to their partners annually.

Beginning on December 18, 2002, Fox Sports Networks has the ability under certain circumstances to exercise a right to put its 40% interest in Regional Programming Partners, which includes Rainbow Media Group's regional sports programming businesses as well as other operations attributable to Cablevision NY Group, such as Madison Square Garden, Fox Sports Net New York and Metro Channel, to Rainbow Regional Holdings. This right must be exercised within thirty days and is not exercisable again until December 2005. Upon exercise, Rainbow Media Holdings may elect to either conduct an initial public offering of Regional Programming Partners which eliminates the put or purchase Fox Sports Networks' 40% interest. Payment for the interest may be made via issuance of marketable securities of Cablevision (which includes shares of Cablevision NY Group common stock or Rainbow Media Group tracking stock) or Rainbow Media Holdings, or with a three-year bullet promissory note bearing interest at Prime plus 0.5% and secured by the Fox Sports Networks interest purchased. Exercise of the put is within Fox Sports Networks' discretion and no assurances can be given that it will or will not occur. The Company expects that if this exercise were to occur, the payment obligation would be allocated between the Rainbow Media Group and the Cablevision NY Group in proportion to their respective economic interests in the businesses of Regional Programming Partners.

COMMITMENTS AND CONTINGENCIES

Off-balance sheet commitments and contingent obligations attributable to Rainbow Media Group as of December 31, 2001 are summarized in the following table:

                                               2002         2003 - 04      2005 - 06      Thereafter       Total
                                               ----         ---------      ---------      ----------       -----
                                                                    (dollars in thousands)
                                                                    ----------------------
Guarantees (1).......................       $  16,751     $    48,822     $    41,099    $  343,328      $  450,000
Contractual commitments (2)..........          68,074         111,675          58,385       117,260         355,394
Operating leases (3).................           8,216          12,781          11,401        13,648          46,046
                                            ---------     -----------     -----------    ----------      ----------
Total................................       $  93,041     $   173,278     $   110,885    $  474,236      $  851,440
                                            =========     ===========     ===========    ==========      ==========

----------

(1) Represents primarily guarantees for professional sports teams rights agreements of non-consolidated Fox Sports Net affiliates.
(2) Represents primarily professional sports teams rights payments of consolidated Fox Sports Net businesses.
(3) Approximately $11,670 of operating lease commitments have been accrued at December 31, 2001 in connection with the restructuring announced in December 2001.

                                      (84)

Guarantees identified in the table above attributable to Rainbow Media Group represent obligations in respect of certain professional sports teams rights agreements entered into by certain non-consolidated subsidiaries. The amounts guaranteed represent Rainbow Media Group's proportionate interest in the payment obligation based on its ownership interest in the subsidiary. These guarantees are legal obligations of Rainbow Media Holdings (which is a subsidiary attributed to the Cablevision NY Group) with a back-to-back reimbursement agreement provided by RMG LLC and have therefore been directly attributed to Rainbow Media Group.

Amounts payable under contractual commitments shown above represent primarily future payments due under rights agreements which provide certain Rainbow Media Group companies with the exclusive rights to air certain professional sports team games. Operating lease future payments represent primarily non-cancelable leases of office space. Certain lease obligations of Sterling Digital are currently guaranteed by CSC Holdings (which is a subsidiary attributed to the Cablevision NY Group and to the Restricted Group) with a back-to-back reimbursement agreement provided by RMG LLC and have therefore been directly attributed to Rainbow Media Group.

RELATED PARTY TRANSACTIONS

The Company holds a 49.9% voting interest and certain preferential distribution rights in Northcoast Communications, a wireless personal communications services ("PCS") provider that holds licenses to provide service in certain markets including Cleveland, New York City and Boston. Northcoast Communications commenced commercial service in Cleveland in April 2001. Northcoast Communications' operations are not consolidated with the Company. At December 31, 2001, Northcoast Communications' total outstanding debt was $131.0 million which consisted primarily of $68.8 million in notes payable to the FCC for the acquisition of PCS licenses acquired during 1997 and $62.0 million in vendor financing outstanding under a $75 million facility obtained in connection with its launch of commercial service in Cleveland. CSC Holdings has guaranteed the payment of the FCC indebtedness of the Northcoast Communications subsidiary that holds the Cleveland PCS license, which had an outstanding balance of $3.2 million as of December 31, 2001. As of December 31, 2001, the Company, through the Restricted Group, had invested $152.8 million in Northcoast Communications (either directly or through loans to Northcoast PCS, LLC, the other member in Northcoast Communications).

The Company anticipates that it will invest up to $75 million in Northcoast Communications during 2002, all of which will be used to fund the buildout of Northcoast Communications' PCS licenses in accordance with FCC minimum buildout requirements, FCC debt service and certain operating expenses. To avoid forfeiture of its PCS licenses, Northcoast Communications must certify to the FCC that it has met certain construction benchmarks by April 28, 2002 in certain markets and by June 27, 2002 in other markets, including New York City. The Company also provides certain management services to Northcoast Communications, subject to the direction and control of Northcoast Communications, for which it receives an annual fee plus reimbursement of costs and expenses. For the year ended December 31, 2001, the Company recorded management fees of $13.6 million which were unpaid as of March 25, 2002. Northcoast Communications is controlled by John Dolan, a nephew of Charles F. Dolan and a cousin of James L. Dolan, the Company's Chairman and Chief Executive Officer, respectively.

                                      (85)

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported separately from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

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

The Company will adopt Statement 142 effective January 1, 2002 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position. As a result of adoption, a substantial amount of the Company's intangible assets will no longer be amortized.

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both Statement 121 and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. Statement 144 retains the basic provisions of Opinion 30 on how to present

                                      (86)
discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement 142.

The Company is required to adopt Statement 144 on January 1, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement
121. The provisions of Statement 144 generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

In November 2001, FASB's Emerging Issues Task Force issued EITF No. 01-09, "Accounting for the Consideration Given by a Vendor to a Customer or a Reseller of the Vendors' Products." EITF No. 01-09 stipulates the criteria to be met in determining the financial statement classification of customer incentives (which includes deferred carriage fees) as either a reduction of revenue or an operating expense. As required, effective January 1, 2002, the Company will generally reclassify the amortization of its deferred carriage fees as a reduction to revenues, net. All comparative periods will be restated. The amortization of deferred carriage fees shown on the balance sheet is currently included in technical and operating expenses, which would correspondingly be reduced such that operating income and net income would not be affected.

                                      (87)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risks from changes in interest rates and certain equity security prices. The Company's exposure to interest rate movements results from its use of floating and fixed rate debt to fund its working capital, capital expenditures, and other operational and investment requirements. To manage interest rate risk, the Company has entered into from time to time interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or convert fixed rate borrowings to variable rates to provide an economic hedge against the risk of higher borrowing costs in a declining interest rate environment. In addition, the Company from time to time may utilize short-term interest rate lock agreements to hedge the risk that the cost of a future issuance of fixed-rate debt may be adversely affected by changes in interest rates. The Company does not enter into interest rate swap contracts for speculative or trading purposes.

The Company's exposure to changes in equity security prices stems primarily from the AT&T, Adelphia Communications, Charter Communications, and AT&T Wireless common stock held by the Company. As of December 31, 2001, the Company had hedged its equity price risk on all of these shares through the execution of prepaid forward contracts. Such contracts set a floor and ceiling on the Company's participation in changes in the underlying stock price, thereby eliminating downside exposure and providing for upside appreciation potential to the contract's ceiling price.

FAIR VALUE OF DEBT: Based on the level of interest rates prevailing at December 31, 2001, the fair value of the Company's fixed-rate debt and redeemable preferred stock of $6,337.8 million exceeded its carrying cost by approximately $178.3 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. The Company's floating rate borrowings bear interest at current market rates and thus approximate fair value. The effect of a hypothetical 100 basis point decrease in interest rates prevailing at December 31, 2001 would increase the estimated fair value of fixed-rate debt and redeemable preferred stock instruments by approximately $299.6 million. This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities. Changes in the fair value of these securities are expected to be offset economically by changes in the fair value of the interest rate derivative contracts.

INTEREST RATE HEDGE CONTRACTS: As of December 31, 2001, the Company had outstanding interest rate swap contracts to convert fixed-rate debt to floating rate debt covering a total notional principal amount of $980 million. As of December 31, 2001, the fair market value of these interest rate hedge contracts was approximately $17.3 million and are reflected as derivative contracts in the Company's balance sheet. Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from December 31, 2001 prevailing levels would decrease the fair market value of all hedge contracts by approximately $13.6 million to $3.7 million.

In addition, the Company had outstanding prepaid interest rate swap contracts with a notional value of $1.1 billion entered into in connection with its monetization transactions. As of December 31, 2001, such contracts had a fair market value of $226.3 million, a net liability position reflected as liabilities under derivative contracts in the Company's balance sheet.

                                      (88)

Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from December 31, 2001 prevailing levels would decrease the fair market value of these hedge contracts to the Company by approximately $36.7 million to a liability of $263.0 million.

EQUITY PRICE RISK: As of December 31, 2001, the fair market value and the carrying value of the Company's holdings of AT&T, Adelphia Communications, Charter Communications, and AT&T Wireless common stock aggregated $1,527.9 million. Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $152.8 million. Changes in the fair value of these securities are expected to be offset significantly by changes in the fair value of the equity collar used to hedge this market price risk. As of December 31, 2001, the net fair value and the carrying value of the equity collar component of the prepaid forward contracts entered into to hedge the equity price risk of AT&T, Adelphia Communications, Charter Communications and AT&T Wireless aggregated $250.4 million, a net receivable position. The maturities of these prepaid forward contracts, all of which were entered into 2001, are summarized in the following table:

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

For information required by Item 8, refer to the Index to Financial Statements on page 102.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

The information called for by Item 401 of Regulation S-K under Item 10, Directors and Executive Officers of the Registrant, Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management and Item 13, Certain Relationships and Related Transactions, is hereby incorporated by reference to Cablevision's definitive proxy statement for its Annual Meeting of Shareholders anticipated to be held in June 2002 or if such

                                      (89)
definitive proxy statement is not filed with the Commission prior to April 30, 2002, to an amendment to this report on Form 10-K filed under cover of Form 10-K/A.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.

Pursuant to regulations promulgated by the Securities and Exchange Commission, the Company is required to identify, based solely on a review of reports filed under Section 16(a) of the Securities Exchange Act of 1934, each person who, at any time during its fiscal year ended December 31, 2001, was a director, officer or beneficial owner of more than ten percent of the Company's Class A Common Stock that failed to file on a timely basis any such reports. Based on such review, the Company is aware of no such failure.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:
      1. The financial statements as indicated in the index set forth on page
         102.
      2. Financial statement schedule:

                                                                        Page No.
                                                                        --------
         Schedule supporting consolidated financial statements:
           Schedule II - Valuation and Qualifying Accounts..............   91

Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

      3. The Index to Exhibits is on page 94.

(b)  Reports on Form 8-K:

Cablevision Systems Corporation filed a current report on Form 8-K with the Commission on October 5, 2001.

CSC Holdings, Inc. filed a current report on Form 8-K with the Commission on October 5, 2001.

                                      (90)

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)

CABLEVISION SYSTEMS CORPORATION

                                    Balance at
                                    Beginning     Charged to Costs         Charged to       Deductions        Balance at
                                    of Period        and Expenses       Other Accounts      Write-Offs      End of Period
                                    ----------    ------------------    --------------      -----------     -------------
YEAR ENDED DECEMBER 31, 2001
   Allowance for doubtful
       accounts.....................   $ 38,878          $ 40,955              $ (2,541)       $ (46,048)        $ 31,244
                                       ========          ========              ========        =========         ========

YEAR ENDED DECEMBER 31, 2000
   Allowance for doubtful
       accounts.....................   $ 35,357          $ 34,858              $  2,860        $ (34,197)        $ 38,878
                                       ========          ========              ========        =========         ========

YEAR ENDED DECEMBER 31, 1999
   Allowance for doubtful
       accounts.....................   $ 34,377          $ 29,775              $  2,429        $ (31,224)        $ 35,357
                                       ========          ========              ========        =========         ========

CSC HOLDINGS, INC.

                                    Balance at
                                    Beginning     Charged to Costs         Charged to       Deductions        Balance at
                                    of Period        and Expenses       Other Accounts      Write-Offs     End of Period
                                    ----------    ------------------    --------------      -----------    -------------
YEAR ENDED DECEMBER 31, 2001
   Allowance for doubtful
       accounts.....................   $ 38,878          $ 40,955             $ (2,541)       $ (46,048)        $ 31,244
                                       ========          ========             =========       ==========        ========

YEAR ENDED DECEMBER 31, 2000
   Allowance for doubtful
       accounts.....................   $ 35,357          $ 34,858             $  2,860        $ (34,197)        $ 38,878
                                       ========          ========              ========       ==========        ========

YEAR ENDED DECEMBER 31, 1999
   Allowance for doubtful
       accounts.....................   $ 34,377          $ 29,775             $  2,429        $ (31,224)        $ 35,357
                                       ========          ========              ========       ==========        ========

                                      (91)

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2002.

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

              NAME                          TITLE                                        DATE
              ----                          -----                                        ----
/s/  JAMES L. DOLAN           Chief Executive Officer, President and Director        March 29, 2002
---------------------------   (Principal Executive Officer)
     James L. Dolan

/s/  WILLIAM J. BELL          Vice Chairman and Director                             March 29, 2002
---------------------------   (Principal Financial Officer)
     William J. Bell

/s/  ANDREW B. ROSENGARD      Executive Vice President, Finance                      March 29, 2002
---------------------------   (Principal Accounting Officer)
     Andrew B. Rosengard

                                      (92)

                                   SIGNATURES
                                   ----------
                                  (continued)

/s/  CHARLES F. DOLAN         Chairman of the Board of Directors                     March 29, 2002
---------------------------
     Charles F. Dolan

/s/  ROBERT S. LEMLE          Vice Chairman, General                                 March 29, 2002
---------------------------   Counsel, Secretary and Director
     Robert S. Lemle

/s/  SHEILA A. MAHONY         Executive Vice President and Director                  March 29, 2002
---------------------------
     Sheila A. Mahony

/s/  THOMAS C. DOLAN          Senior Vice President and                              March 29, 2002
---------------------------   Chief Information Officer and Director
     Thomas C. Dolan

/s/  JOHN TATTA               Director and Chairman of the                           March 29, 2002
---------------------------   Executive Committee
     John Tatta

/s/  PATRICK F. DOLAN         Director                                               March 29, 2002
---------------------------
     Patrick F. Dolan

/s/  CHARLES D. FERRIS        Director                                               March 29, 2002
---------------------------
     Charles D. Ferris

/s/  RICHARD H. HOCHMAN       Director                                               March 29, 2002
---------------------------
     Richard H. Hochman

/s/  VICTOR ORISTANO          Director                                               March 29, 2002
---------------------------
     Victor Oristano

/s/  VINCENT TESE             Director                                               March 29, 2002
---------------------------
     Vincent Tese

                                      (93)

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

 3.2 Bylaws of Cablevision Systems Corporation (incorporated herein by reference to Exhibit 3.4 of the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001).

 3.3 Certificate of Incorporation of CSC Holdings, Inc. (incorporated herein by reference to Exhibits 3.1A(i) and 3.1A(ii) to CSC Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

 3.4  Bylaws of CSC Holdings, Inc. (incorporated herein by reference to
      Exhibit 3.2 of the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001).

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

 4.3 Indenture dated as of December 1, 1997 relating to CSC Holdings' $500,000,000 7-7/8% Senior Notes due 2007 (incorporated by reference to
      Exhibit 4.4 to Cablevision Systems Corporation's Registration Statement on Form S-4, dated January 20, 1998, File No. 333-44547 (the "S-4")).

                                      (94)

                               INDEX TO EXHIBITS
                                  (continued)
EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------

 4.4 Indenture dated as of February 15, 1993 relating to CSC Holdings' $200,000,000 9-7/8% Senior Subordinated Debentures due 2013 (incorporated herein by reference to Exhibit 4.3 to Cablevision Systems Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (the "1992 10-K")).

 4.5 Indenture dated as of April 1, 1993 relating to CSC Holdings' $150,000,000 9-7/8% Senior Subordinated Debentures due 2023 (incorporated by reference to CSC Holdings' Registration Statement on Form S-4, Registration No. 33-61814).

 4.6 Supplemental Indenture dated as of November 1, 1995 between CSC Holdings and the Bank of New York, Trustee to the Indenture dated November 1, 1995 (incorporated by reference to Exhibit 99.6 to CSC Holdings' Current Report on Form 8-K, filed November 1, 1995).

 4.7 Indenture dated as of November 1, 1995 relating to CSC Holdings' $150,000,000 9-7/8% Senior Subordinated Notes due 2006, $300,000,000
      9-1/4% Senior Subordinated Notes due 2005 and $250,000,000 10-1/2% Senior Subordinated Debentures due 2016 (incorporated by reference to Exhibit
      99.6 to CSC Holdings' Current Report on Form 8-K filed November 1, 1995).

 4.8 Indenture dated August 15, 1997 relating to CSC Holdings' $400,000,000 8-1/8% Senior Debentures due 2009 (incorporated herein by reference to CSC Holdings' Registration Statement on Form S-4, Registration No. 333-38013).

 4.9 Senior Indenture (incorporated by reference to Exhibit 4.1 to CSC Holdings' Registration Statement on Form S-3, Registration No. 333-57407).

4.10 Subordinated Indenture (incorporated by reference to Exhibit 4.2 to CSC Holdings' Registration Statement on Form S-3, Registration No. 333-57407).

4.11 Indenture dated as of March 22, 2001 relating to CSC Holdings $1,000,000,000 7-5/8% Senior Notes due 2011 (incorporated herein by reference to Exhibit 4.11 to Cablevision Systems Corporation's Annual Report of Form 10-K for the fiscal year ended December 31, 2000).

4.12 Indenture dated as of July 1, 1999 relating to CSC Holdings $500,000,000 8-1/8% Senior Notes due 2009 and 8-1/8% Series B Senior Notes due 2009 (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-4 (Registration No. 333-84449).

10.1 Registration Rights Agreement between CSC Systems Company and CSC Holdings (incorporated herein by reference to Exhibit 10.1 of CSC Holdings' Registration Statement on Form S-1, Registration No. 033-01936 ("CSC Holdings' Form S-1")).

                                      (95)

                               INDEX TO EXHIBITS
                                  (continued)
EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------

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

10.4 Supplemental Benefit Plan of CSC Holdings (incorporated herein by reference to Exhibit 10.7 to CSC Holdings' Form S-1).

10.5 Employment Agreement between Charles F. Dolan and CSC Holdings dated January 27, 1986 (incorporated herein by reference to Exhibit 10.9 to CSC Holdings' Form S-1).

10.6 Employment Agreement, dated as of March 11, 1998, between CSC Holdings and William J. Bell (incorporated herein by reference to Exhibit 10.09 to Cablevision Systems Corporation's Annual Report of Form 10-K for the fiscal year ended December 31, 2000).

10.7 Employment Agreement, dated as of March 11, 1998, between CSC Holdings and Robert S. Lemle (incorporated herein by reference to Exhibit 10.10 to Cablevision Systems Corporation's Annual Report of Form 10-K for the fiscal year ended December 31, 2000).

10.8 Employment Agreement, dated as of January 1, 1999, between CSC Holdings and James L. Dolan (incorporated herein by reference to Exhibit 10.11 to Cablevision Systems Corporation's Annual Report of Form 10-K for the fiscal year ended December 31, 2000).

10.9 Cablevision Systems Corporation Employee Stock Plan (incorporated herein by reference to Annex III to the 2000 Proxy Statement).

10.10 Cablevision Systems Corporation Executive Performance Incentive Plan (incorporated herein by reference to Cablevision Systems Corporation's June 10, 1998 Proxy Statement).

10.11 Cablevision Systems Corporation Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.41 to the S-4).

10.12 Cablevision Systems Corporation 1996 Non-Employee Directors Stock Option Plan (incorporated by reference to CSC Holdings' 1996 Proxy Statement).

10.13 Amendment to Cablevision Systems Corporation 1996 Non-Employee Directors Stock Option Plan (incorporated by reference to the 2000 Proxy Statement).

10.14 Form of Guarantee and Indemnification Agreement among Charles F. Dolan, CSC Holdings and officers and directors of CSC Holdings (incorporated herein by reference to Exhibit 28 to CSC Holdings' Form S-1).

                                      (96)

                               INDEX TO EXHIBITS
                                  (continued)
EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------

10.15 Amended and Restated Agreement of Limited Partnership of Madison Square Garden, L.P., among MSG Eden Corporation, ITT MSG Inc. and Garden L.P. Holding Corp., dated as of April 15, 1997. (incorporated by reference to Exhibit 2(b) of the April 1997 8-K).

10.16 Formation Agreement, dated as of June 22, 1997, among Rainbow Media Sports Holdings, Inc. and Fox Sports Net, LLC, attaching Partners) and Annex B (Partnership Agreement of National Sports Partners) (incorporated by reference to Exhibit 99.1 of the April 1997 8-K).

10.17 Lease Agreement between Nassau Cable Business Trust, as Landlord and CSC Holdings, as Tenant, dated as of November 1, 1997 (incorporated by reference to Exhibit 10.56 to the S-4).

10.18 Letter Agreement and Term Sheet, dated October 2, 1997 among CSC Holdings, At Home Corporation ("At Home"), Comcast Corporation, Cox Enterprises, Inc., Kleiner, Perkins, Caufield & Byers and Tele-Communications, Inc., as amended October 10, 1997 (incorporated by reference to Exhibit 10.01 of the Current Report on Form 8-K filed by At Home on October 22, 1997 (the "At Home October 8-K")).

10.19 Warrant to purchase shares of Series A Common Stock of At Home issued to CSC Holdings (incorporated by reference to Exhibit 10.03 of the At Home October 8-K).

10.20 Contingent Warrant to purchase shares of Series A Common Stock of At Home issued to CSC Holdings (incorporated by reference to Exhibit 10.04 of the At Home October 8-K).

10.21 Warrant Purchase Agreement, dated October 10, 1997, between At Home and CSC Holdings (incorporated by reference to Exhibit 10.02 of the At Home October 8-K).

10.22 Amended and Restated Stockholders Agreement dated August 1, 1996, as amended in May 1997 (incorporated by reference to Exhibit 4.04 of the Registration Statement on Form S-1 of At Home (File No. 333-27323) (the "At Home S-1")).

10.23 Letter Agreement dated May 15, 1997 among At Home and the parties thereto, including as exhibits the Master Distribution Agreement Term Sheet and the Term Sheet for Form of LCO Agreement (incorporated by reference to Exhibit
      10.20 of the At Home S-1).

10.24 Credit Agreement, dated as of June 6, 1997, among Madison Square Garden, L.P., the several lenders from time to time parties thereto, the Chase Manhattan Bank, as Administrative Agent, Toronto Dominion (New York), Inc., as Documentation Agent, and The Bank of Nova Scotia, as Syndication Agent (incorporated by reference to Exhibit 10.63 to the S-4).

                                      (97)

                               INDEX TO EXHIBITS
                                  (continued)
EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------

10.25 First Amendment, dated November 5, 1997 to the Credit Agreement, dated as of June 6, 1997, among Madison Square Garden, L.P., the several lenders from time to time parties thereto, the Chase Manhattan Bank, as Administrative Agent, Toronto Dominion (New York), Inc., as Documentation Agent, and The Bank of Nova Scotia, as Syndication Agent (incorporated by reference to Exhibit 10.66 to the S-4).

10.26 Second Amendment, dated December 10, 1997, to the Credit Agreement, dated as of June 6, 1997, among Madison Square Garden, L.P., the several lenders from time to time parties thereto, the Chase Manhattan Bank, as Administrative Agent, Toronto Dominion (New York), Inc., as Documentation Agent, and The Bank of Nova Scotia, as Syndication Agent (incorporated by reference to Exhibit 10.67 to the Form S-4).

10.27 Third Amendment, dated July 28, 1999, to the Credit Agreement, dated as of June 6, 1997, among Madison Square Garden, L.P., the several lenders from time to time parties thereto, the Chase Manhattan Bank, as Administrative Agent, Toronto Dominion (New York), Inc., as Documentation Agent, and The Bank of Nova Scotia, as Syndication Agent.

10.28 Fourth Amendment, dated September 4, 2001, to the Credit Agreement, dated as of June 6, 1997, among Madison Square Garden, L.P., the several lenders from time to time parties thereto, the Chase Manhattan Bank, as Administrative Agent, Toronto Dominion (New York), Inc., as Documentation Agent, and The Bank of Nova Scotia, as Syndication Agent.

10.29 Fifth Amendment, dated November 13, 2001, to the Credit Agreement, dated as of June 6, 1997, among Madison Square Garden, L.P., the several lenders from time to time parties thereto, the Chase Manhattan Bank, as Administrative Agent, Toronto Dominion (New York), Inc., as Documentation Agent, and The Bank of Nova Scotia, as Syndication Agent.

10.30 Asset Purchase Agreement, dated as of January 29, 1998, between The Wiz, Inc. and each of its subsidiaries and affiliates listed on the signature pages thereto and Cablevision Electronics Investments, Inc. (incorporated by reference to Exhibit 99.1 of CSC Holdings' report on Form 8-K dated February 5, 1998).

10.31 Amended and Restated Contribution and Merger Agreement, dated as of June 6, 1997, among Cablevision Systems Corporation, CSC Holdings, CSC Merger Corporation and TCI Communications, Inc. (incorporated herein by reference to Exhibit 2.1 to the S-4).

10.32 Stockholders Agreement, dated as of March 4, 1998, by and among CSC Holdings, Tele-Communications, Inc., a Delaware corporation, the Class B Entities and the Investors (incorporated herein by reference to Exhibit
      4.1 to CSC Holdings' Current Report on Form 8-K dated March 4, 1998).

                                      (98)

                               INDEX TO EXHIBITS
                                  (continued)
EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------

10.33 Seventh Amended and Restated Credit Agreement dated as of June 26, 2001, among CSC Holdings, Inc., the Restricted Subsidiaries which are parties thereto, the lenders that are parties thereto (the "Banks"), Toronto Dominion (Texas), Inc., as Administrative Agent, TD Securities (USA) Inc. and Banc of America Securities LLC, as Co-Lead Arrangers and Co-Book Managers, Bank of America, N.A., as Syndication Agent, The Bank of New York and The Bank of Nova Scotia, as Co-Documentation Agents and Arrangers, The Chase Manhattan Bank, as Co-Documentation Agent, Fleet National Bank, J.P. Morgan Securities Inc., Mizuho Financial Group and Salomon Smith Barney Inc., as Arrangers, Bank of Montreal, Barclays Bank PLC, BNP Paribas, Credit Lyonnais New York Branch, Dresdner Bank AG, New York and Grand Cayman branches, First Union National Bank and Royal Bank of Canada, as Managing Agents and Societe Generale and Suntrust Bank, as Co-Agents.

10.34 Amendment No. 1, dated July 20, 2001, to Seventh Amended and Restated Credit Agreement dated as of June 26, 2001, among CSC Holdings, Inc., the Restricted Subsidiaries which are parties thereto, the banks that are parties thereto and Toronto Dominion (Texas), Inc., as Administrative Agent.

10.35 Amendment No. 2, dated November 19, 2001, to Seventh Amended and Restated Credit Agreement dated as of June 26, 2001, among CSC Holdings, Inc., the Restricted Subsidiaries which are parties thereto, the banks that are parties thereto and Toronto Dominion (Texas), Inc., as Administrative Agent.

10.36 First Amended and Restated Credit Agreement, dated as of May 28, 1998, among Cablevision MFR, Inc., CSC Holdings, Inc., the Guarantors which are parties thereto, the lenders which are parties thereto, Toronto Dominion (Texas), Inc., as Arranging Agent and as Administrative Agent, The Bank of New York, The Bank of Nova Scotia, The Canadian Imperial Bank of Commerce, NationsBank, N.A., and The Chase Manhattan Bank, as Managing Agents, Bank of Montreal, Chicago Branch, Barclays Bank, PLC, Fleet Bank, N.A., and Royal Bank of Canada, as Agents, Banque Paribas, Credit Lyonnais, BankBoston, N.A., The First National Bank of Chicago, Mellon Bank, N.A. and Societe Generale, New York Branch, as Co-Agents, and The Bank of New York and The Bank of Nova Scotia as Co Syndication Agents (incorporated herein by reference to Exhibit 10.48 to the 1998 10-K).

                                      (99)

                               INDEX TO EXHIBITS
                                  (continued)
EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------

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

10.42 Stockholders Agreement, dated as of October 6, 2000, among Cablevision Systems Corporation, CSC Holdings, Inc., National Broadcasting Company, Inc., and NBC-Rainbow Holding, Inc. (incorporated herein by reference to Exhibit 10.42 to Cablevision Systems Corporation's Annual Report of Form 10-K for the fiscal year ended December 31, 2000).

10.43 Registration Rights Agreement, dated as of October 6, 2000, between Cablevision Systems Corporation and NBC-Rainbow Holding, Inc. (incorporated herein by reference to Exhibit 10.43 to Cablevision Systems Corporation's Annual Report of Form 10-K for the fiscal year ended December 31, 2000).

10.44 Loan Agreement, dated as of March 25, 2002, among Rainbow Media Group, LLC, as Borrower, the Guarantors party thereto, TD Securities (USA) Inc. and Banc of America Securities LLC, as Co-Lead Arrangers and Co-Book Runners, Bank Of America, N.A., as Syndication Agent, The Bank of Nova Scotia, Barclays Bank PLC and Fleet National Bank, as Co-Documentation Agents, Toronto Dominion (Texas), Inc., as Administrative Agent and the other Credit Parties party thereto.

                                     (100)

                               INDEX TO EXHIBITS
                                  (continued)
EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------

10.45 Second Amended And Restated Loan Agreement, dated as of March 25, 2002, among American Movie Classics Company and Bravo Company, as Borrowers, the Guarantors party thereto, TD Securities (USA) Inc. and Banc of America Securities LLC, as Co-Lead Arrangers and Co-Book Runners, Bank of America, N.A., as Syndication Agent, Citicorp USA, Inc. and General Electric Capital Corporation, as Co-Documentation Agents, Toronto Dominion (Texas), Inc., as Administrative Agent and the other Credit Parties party thereto.

  21  Subsidiaries of the Registrants.

23.1  Consent of Independent Auditors.

23.2  Consent of Independent Auditors.

                                     (101)

                          INDEX TO FINANCIAL STATEMENTS

                                                                                        Page
                                                                                        ----
CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
         Independent Auditors' Report................................................    I-1
         Consolidated Balance Sheets - December 31, 2001 and 2000....................    I-2
         Consolidated Statements of Operations - years ended December 31, 2001,
              2000 and 1999..........................................................    I-4
         Consolidated Statements of Stockholders' Deficiency - years ended
              December 31, 2001, 2000 and 1999.......................................    I-5
         Consolidated Statements of Cash Flows - years ended December 31, 2001,
              2000 and 1999..........................................................    I-6
         Notes to Consolidated Financial Statements..................................    I-8

CSC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
          Independent Auditors' Report................................................   II-1
         Consolidated Balance Sheets - December 31, 2001 and 2000....................   II-2
         Consolidated Statements of Operations - years ended December 31, 2001,
              2000 and 1999..........................................................   II-4
         Consolidated Statements of Stockholder's Deficiency - years ended
              December 31, 2001, 2000 and 1999.......................................   II-5
         Consolidated Statements of Cash Flows - years ended December 31, 2001,
              2000 and 1999..........................................................   II-6
         Notes to Consolidated Financial Statements..................................   II-8

                                     (102)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Cablevision Systems Corporation

We have audited the accompanying consolidated balance sheets of Cablevision Systems Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule listed in Item 14(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cablevision Systems Corporation and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                                    /s/ KPMG LLP

Melville, New York
March 29, 2002

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000
                             (Dollars in thousands)

                                                                                     2001               2000
                                                                                     ----               ----
ASSETS

Current Assets

   Cash and cash equivalents...............................................     $       107,990     $        37,940
   Accounts receivable trade (less allowance for doubtful accounts of
     $31,244 and $38,878)..................................................             335,808             304,413
   Notes and other receivables, current....................................              73,894             103,585
   Inventory, prepaid expenses and other current assets....................             223,859             276,770
   Feature film inventory, net.............................................              71,248              62,972
   Advances to affiliates..................................................             120,691              28,386
   Derivative contracts, current...........................................               5,378                   -
   Net assets held for sale................................................                   -             309,423
                                                                                ---------------     ---------------
     Total current assets..................................................             938,868           1,123,489

Property, plant and equipment, net.........................................           4,077,726           3,285,674
Investments in affiliates..................................................              78,710              97,224
Advances to affiliates, long-term..........................................              94,087              68,133
Investment securities available-for-sale...................................                 158             811,618
Investment securities pledged as collateral................................           1,527,890                   -
Other investments..........................................................              20,483             116,940
Notes and other receivables................................................              72,744              45,781
Derivative contracts.......................................................             262,317                   -
Other assets...............................................................              21,623              19,618
Long-term feature film inventory, net......................................             344,949             284,236
Deferred carriage fees, net................................................             178,836              17,341
Franchises, net of accumulated amortization of $971,341 and $777,526.......             732,301             422,900
Affiliation, broadcast and other agreements, net of accumulated
  amortization of  $398,015 and $352,338...................................             213,487             262,895
Excess costs over fair value of net assets acquired and other intangible
  assets, net of accumulated amortization of $1,004,919 and $808,183.......           1,538,583           1,601,775
Deferred financing, acquisition and other costs, net of accumulated
  amortization of $60,826 and $57,039.....................................              114,038             115,666
                                                                                ---------------     ---------------
                                                                                $    10,216,800     $     8,273,290
                                                                                ===============     ===============

                            See accompanying notes to
                       consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000
                 (Dollars in thousands, except per share amount)

                                                                                     2001               2000
                                                                                     ----               ----
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities

     Accounts payable.........................................................  $       466,945     $       471,854
     Accrued liabilities:
       Interest...............................................................          116,060             120,032
       Employee related costs.................................................          359,101             426,471
       Other....................................................................        479,040             488,002
     Feature film and contract obligations....................................           64,759              60,262
     Current portion of bank debt.............................................            3,694              47,268
     Current portion of capital lease obligations.............................           30,334              37,548
                                                                                ---------------     ---------------
       Total current liabilities..............................................        1,519,933           1,651,437

Feature film and contract obligations, long-term..............................          315,560             271,221
Deferred revenue..............................................................          137,228             150,742
Deferred tax liability........................................................           66,622                   -
Liabilities under derivative contracts........................................          226,295                   -
Other long-term liabilities...................................................          150,304             142,845
Bank debt, long-term..........................................................        1,041,347           2,636,164
Collateralized indebtedness...................................................        1,572,372                   -
Senior notes and debentures...................................................        3,690,845           2,693,208
Subordinated notes and debentures.............................................          599,054           1,048,648
Capital lease obligations, long-term..........................................           73,905              76,625
                                                                                ---------------     ---------------
     Total liabilities........................................................        9,393,465           8,670,890
                                                                                ---------------     ---------------

Minority interests............................................................          864,947             587,985
                                                                                ---------------     ---------------

Preferred Stock of CSC Holdings, Inc..........................................        1,544,294           1,544,294
                                                                                ---------------     ---------------

Commitments and contingencies

Stockholders' deficiency:
     Preferred Stock, $.01 par value, 50,000,000 shares authorized,
       none issued............................................................                -                   -
     CNYG Class A Common Stock, $.01 par value, 800,000,000 shares authorized, 133,261,950 and 132,775,988 shares issued and
       outstanding (Class A Common Stock in 2000).............................            1,333               1,328
     CNYG Class B Common Stock, $.01 par value, 320,000,000 shares authorized, 42,145,986 shares issued and outstanding (Class B
       Common Stock in 2000)..................................................              421                 421
     RMG Class A Common Stock, $.01 par value, 600,000,000 shares
       authorized, 73,611,620 and -0- shares issued and outstanding...........              736                   -
     RMG Class B Common Stock, $.01 par value, 160,000,000 shares
       authorized, 21,072,993 and -0- shares issued and outstanding...........              211                   -
     Paid-in capital..........................................................          974,709             752,981
     Accumulated deficit.......................................................      (2,563,316)         (3,571,049)
                                                                                ---------------     ---------------
                                                                                     (1,585,906)         (2,816,319)
     Accumulated other comprehensive income.....................................              -             286,440
                                                                                ---------------     ---------------
     Total stockholders' deficiency............................................      (1,585,906)         (2,529,879)
                                                                                ---------------     ---------------
                                                                                $    10,216,800     $     8,273,290
                                                                                ===============     ===============

                             See accompanying notes
                      to consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended December 31, 2001, 2000 and 1999
                (Dollars in thousands, except per share amounts)

                                                                            2001               2000               1999
                                                                            ----               ----               ----
Revenues, net (including retail electronics sales of
  $678,571, $682,109 and $603,294).................................   $     4,404,546     $     4,411,048     $     3,942,985
                                                                      ---------------     ---------------     ---------------
Operating expenses:
  Technical and operating..........................................         1,766,985           1,696,907           1,535,423
  Retail electronics cost of sales.................................           563,423             549,978             484,760
  Selling, general and administrative..............................         1,134,527           1,178,934           1,203,119
  Restructuring charges............................................            56,442                   -                   -
  Depreciation and amortization....................................         1,141,229           1,018,246             893,797
                                                                      ---------------     ---------------     ---------------
                                                                            4,662,606           4,444,065           4,117,099
                                                                      ---------------     ---------------     ---------------
Operating loss.....................................................          (258,060)            (33,017)           (174,114)
                                                                      ---------------     ---------------     ---------------
Other income (expense):
  Interest expense.................................................          (544,004)           (569,251)           (470,549)
  Interest income..................................................            18,028               6,636               4,809
  Equity in net loss of affiliates.................................           (67,996)            (16,685)            (19,234)
  Gain on sale of cable assets and programming interests, net......         2,175,927           1,209,865                   -
  Impairment charges on investments................................          (108,864)           (146,429)            (15,100)
  Gain on investments, net.........................................           109,767                   -              10,861
  Write-off of deferred financing costs............................           (18,770)             (5,209)             (4,425)
  Gain on derivative contracts, net................................           281,752                   -                   -
  Loss on redemption of notes......................................           (15,348)                  -                   -
  Gain on termination of At Home agreement.........................            25,190                   -                   -
  Minority interests...............................................          (384,014)           (164,679)           (120,524)
  Miscellaneous, net...............................................           (18,143)             (9,509)             (5,688)
                                                                      ---------------     ---------------     ---------------
                                                                            1,453,525             304,739            (619,850)
                                                                      ---------------     ---------------     ---------------
Net income (loss) before income taxes..............................         1,195,465             271,722            (793,964)
  Income tax expense...............................................          (187,732)            (42,469)             (6,643)
                                                                      ---------------     ---------------     ---------------
Net income (loss)..................................................   $     1,007,733     $       229,253     $      (800,607)
                                                                      ===============     ===============     ===============

INCOME (LOSS) PER SHARE:
CNYG COMMON STOCK
  Income (loss) attributable to common stock.......................   $       657,732     $       245,319     $      (781,244)
                                                                      ===============     ===============     ===============
BASIC
  Basic net income (loss) per common share.........................   $          3.75     $          1.41     $         (4.99)
                                                                      ===============     ===============     ===============
  Basic weighted average common shares (in thousands)..............           175,212             173,913             156,503
                                                                      ===============     ===============     ===============
DILUTED
  Diluted  net income (loss) per common share......................   $          3.71     $          1.38     $         (4.99)
                                                                      ===============     ===============     ===============
  Diluted weighted average common shares (in thousands)............           177,172             177,191             156,503
                                                                      ===============     ===============     ===============
RMG COMMON STOCK
  Income (loss) attributable to common stock.......................   $       350,001     $      (16,066)     $       (19,363)
                                                                      ===============     ===============     ===============
BASIC
  Basic and diluted net income (loss) per common share.............   $          3.91     $          (.18)    $          (.25)
                                                                      ===============     ===============     ===============
  Basic weighted average common shares (in thousands)..............            89,616              86,957              78,252
                                                                      ===============     ===============     ===============
DILUTED
   Diluted  net income (loss) per common share.....................   $          3.84     $          (.18)    $          (.25)
                                                                      ===============     ===============     ===============
   Diluted weighted average common shares (in thousands)...........            91,155              86,957              78,252
                                                                      ===============     ===============     ===============

                             See accompanying notes
                      to consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                  Years ended December 31, 2001, 2000 and 1999
                             (Dollars in thousands)

                                        CNYG    CNYG     RMG     RMG                           Accumulated
                                       Class A Class B Class A Class B                            Other
                                        Common  Common  Common  Common   Paid-in  Accumulated  Comprehensive Treasury
                                        Stock*  Stock*  Stock   Stock    Capital    Deficit        Income      Stock      Total
                                       ------- ------- ------- ------- --------- ------------  ------------- -------- ------------
Balance December 31, 1998...........   $ 1,083 $   432 $     - $     - $ 386,495 $ (2,999,695) $           - $      - $ (2,611,685)
  Net loss..........................         -       -       -       -         -     (800,607)             -        -     (800,607)
  Employee stock transactions.......        11       -       -       -    15,159            -              -        -       15,170
  Conversion of Class B
    to Class A......................         1      (1)      -       -         -            -              -        -            -
  Issuance of common stock..........         1       -       -       -     7,304            -              -        -        7,305
  Conversion of CSC Holdings'
    Series I preferred to Class A...       205       -       -       -   323,028            -              -        -      323,233
  Purchase of treasury stock........         -       -       -       -         -            -              -     (499)        (499)
                                       ------- ------- ------- ------- --------- ------------  ------------- -------- ------------
Balance December 31, 1999...........     1,301     431       -       -   731,986   (3,800,302)             -     (499)  (3,067,083)

  Net income........................         -       -       -       -         -      229,253              -        -      229,253
  Unrealized gains on available-
    for-sale securities.............         -       -       -       -         -            -        286,440        -      286,440
                                                                                                                      ------------
    Comprehensive income............                                                                                       515,693

  Employee stock transactions.......        17       -       -       -    25,577            -              -        -       25,594
  Conversion of Class B
    to Class A......................        10     (10)      -       -         -            -              -        -            -
  Distribution to shareholder.......         -       -       -       -    (4,083)           -              -        -       (4,083)
  Retirement of treasury stock......         -       -       -       -      (499)           -                     499            -
                                       ------- ------- ------- ------- --------- ------------ -------------- -------- ------------
Balance December 31, 2000...........     1,328     421       -       -   752,981   (3,571,049)       286,440        -   (2,529,879)
  Net income........................         -       -       -       -         -    1,007,733              -        -    1,007,733
  Transfer of available-for-sale
    securities to trading
    securities......................         -       -       -       -         -            -       (286,440)       -     (286,440)
                                                                                                                      ------------
      Comprehensive income..........                                                                                       721,293

  Employee stock transactions.......         5       -       1       -    12,508            -              -        -       12,514
  Issuance of RMG common stock......         -       -     665     211      (876)           -              -        -            -
  Issuance of RMG common stock to
    NBC.............................         -       -      70       -   138,527            -              -        -      138,597
  Tax benefit related to stock
    options.........................         -       -       -       -    82,861            -              -        -       82,861
  Conversion of equity interest in                                                                                             -
    subsidiary......................         -       -       -       -   (11,292)           -              -        -      (11,292)
                                       ------- ------- ------- ------- --------- ------------  ------------- -------- ------------

Balance December 31, 2001...........   $ 1,333 $   421 $   736 $   211 $ 974,709 $ (2,563,316) $          -  $      - $ (1,585,906)
                                       ======= ======= ======= ======= ========= ============  ============  ======== ============

-----------------
* Represents the Company's Class A Common Stock and Class B Common Stock, respectively, for periods prior to March 29, 2001.

                             See accompanying notes
                      to consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2001, 2000 and 1999
                             (Dollars in thousands)

                                                                            2001               2000               1999
                                                                            ----               ----               ----
Cash flows from operating activities:

  Net income (loss)..................................................   $   1,007,733       $    229,253      $     (800,607)

  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
       Depreciation and amortization..................................      1,141,229          1,018,246             893,797
       Equity in net loss of affiliates...............................         67,996             16,685              19,234
       Minority interests.............................................        209,498            139,158              98,609
       Gain on sale of cable assets and programming interests, net....     (2,175,927)        (1,209,865)                  -
       Gain on investments, net.......................................       (109,767)                 -             (10,861)
       Impairment charges on investments..............................        108,864            146,429              15,100
       Write-off of deferred financing costs..........................         18,770              5,209               4,425
       Unrealized gain on derivative contracts, net...................       (278,690)                 -                   -
       Loss on redemption of notes....................................         15,348                  -                   -
       Gain on termination of At Home agreement.......................        (25,190)                 -                   -
       (Gain) loss on sale of equipment, net..........................          3,063               (803)              9,811
       Tax benefit from exercise of stock options.....................         82,861                  -                   -
       Amortization of deferred financing, discounts on
         indebtedness and other deferred costs........................         45,861             10,329               9,407
    Change in assets and liabilities, net of effects of acquisitions and dispositions:
         Accounts receivable trade....................................        (33,671)           (73,407)            (31,419)
         Notes and other receivables..................................          5,081            (18,919)             33,961
         Inventory, prepaid expenses and other assets.................         41,576            (71,002)            (23,243)
         Advances to affiliates.......................................       (118,259)           (50,458)            (10,461)
         Feature film inventory.......................................        (68,989)           (13,538)            (42,516)
         Other deferred costs.........................................       (170,381)             2,824                 955
         Accounts payable.............................................        (26,163)            61,286              11,300
         Accrued liabilities..........................................        (25,942)            48,592             158,297
         Feature film and contract obligations........................         48,836            (45,140)             (2,596)
         Deferred revenue.............................................        (61,115)           (52,036)            (60,170)
         Deferred tax liability.......................................         66,622                  -                   -
         Minority interests...........................................          8,301            (18,255)              1,094
                                                                        -------------       ------------      --------------

    Net cash provided by (used in) operating activities..............        (222,455)           124,588             274,117
                                                                        -------------        -----------      --------------

Cash flows from investing activities:
  Capital expenditures...............................................      (1,385,388)        (1,325,968)           (871,166)
  Payments for acquisitions, net of cash acquired....................               -           (128,784)           (117,660)
  Net proceeds from sale of cable assets and programming interests...       1,118,153            991,000                   -
  Proceeds from sale of equipment....................................           3,589                776               1,467
  Proceeds from sale of investments..................................               -                  -              10,861
  Increase in investments in affiliates, net.........................         (39,682)           (60,709)            (49,938)
  Increase in other investments......................................         (21,795)              (180)                  -
  Additions to other intangible assets...............................            (303)               (94)             (5,076)
                                                                        -------------       ------------      --------------

     Net cash used in investing activities............................  $    (325,426)      $   (523,959)     $   (1,031,512)
                                                                        -------------       ------------      --------------

                             See accompanying notes
                      to consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASHFLOWS
                  Years ended December 31, 2001, 2000 and 1999
                             (Dollars in thousands)
                                   (continued)

                                                                             2001             2000              1999
                                                                             ----             ----              ----
Cash flows from financing activities:
  Proceeds from bank debt.............................................. $   3,742,655    $    4,615,326     $   3,791,073
  Repayment of bank debt...............................................    (5,381,046)       (4,206,381)       (3,588,135)
  Redemption of senior subordinated notes..............................      (466,707)                -                 -
  Issuance of senior notes.............................................       996,790                 -           497,670
  Net proceeds from collateralized indebtedness........................     1,549,411                 -                 -
  Proceeds from derivative contracts...................................       239,270                 -                 -
  Redemption of subsidiary preferred stock.............................             -                 -               (98)
  Issuance of common stock.............................................        12,514            25,594            15,170
  Payments on capital lease obligations and other debt.................       (40,123)          (40,718)          (22,036)
  Additions to deferred financing and other costs......................       (34,833)          (19,175)          (46,911)
  Purchase of treasury stock...........................................             -                 -              (499)
                                                                        -------------    --------------     --------------

    Net cash provided by financing activities..........................       617,931           374,646           646,234
                                                                        -------------    --------------     --------------

Net increase (decrease) in cash and cash equivalents...................        70,050           (24,725)         (111,161)

Cash and cash equivalents at beginning of year.........................        37,940            62,665           173,826
                                                                        -------------    --------------     --------------
Cash and cash equivalents at end of year............................... $     107,990    $       37,940     $      62,665
                                                                        =============    ==============     ==============

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

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY AND RELATED MATTERS

Cablevision Systems Corporation and its majority-owned subsidiaries ("Cablevision" or the "Company") owns and operates cable television systems and has ownership interests in companies that produce and distribute national and regional entertainment and sports programming services, including Madison Square Garden, L.P. ("MSG"). The Company also owns companies that provide advertising sales services for the cable television industry, provide switched telephone service, operate a retail electronics chain and operate motion picture theaters. The Company classifies its business interests into four segments:
Telecommunication Services, consisting principally of its cable television, telephone and cable modem services operations; Rainbow Media Group ("RMG"), consisting principally of interests in national and regional cable television programming networks; MSG, which owns and operates professional sports teams, regional cable television networks, live productions and entertainment venues; and Retail Electronics, which represents the operations of its retail electronics stores.

In March 2001, the Company distributed a new series of common stock called Rainbow Media Group tracking stock and redesignated its existing common stock as Cablevision NY Group (CNYG) common stock (see Note 2). Included in the notes to the consolidated financial statements is combined financial data for each of RMG and CNYG. The combined financial data for each of RMG and CNYG is intended to reflect the assets, liabilities, revenues and expenses that Cablevision has attributed to each of those groups, as well as certain allocations deemed reasonable by management, to present the combined financial position and results of operations of RMG and CNYG as if each were a separate entity for all periods presented. However, primarily as a result of allocations and inter-group related party transactions, the financial information included herein may not necessarily reflect the combined financial position and results of operations of RMG or CNYG had it operated as a separate stand-alone entity during the periods presented.

RMG represents a combination of certain assets, liabilities and businesses owned by Cablevision, consisting of: (i) interests in five nationally-distributed entertainment programming networks, (ii) interests in five regional Fox Sports Net networks outside of the New York metropolitan area, (iii) an interest in National Sports Partners, which owns and distributes Fox Sports Net, (iv) an interest in National Advertising Partners, which provides advertising representation services to all of the Fox Sports Net networks, (v) Rainbow Network Communications, a full service network programming origination and distribution company and (vi) certain developmental activities of Cablevision's Rainbow Media Holdings, Inc. subsidiary.

CNYG represents a combination of assets, liabilities and businesses owned by Cablevision which have not been attributed to RMG. These assets, liabilities and businesses include: (i) cable television businesses, including Cablevision's residential telephone and high-speed cable modem businesses, (ii) commercial telephone and internet access businesses, (iii) retail

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

electronics businesses, (iv) Cablevision's interests in New York metropolitan area sports and entertainment businesses including Madison Square Garden, Radio City Music Hall, MSG Network, Fox Sports Net New York and professional sports teams, (v) motion picture theater businesses, (vi) advertising sales representation businesses, (vii) equity interests in certain direct broadcast satellite assets and interests in a wireless personal communications business, and (viii) certain marketable equity securities.

Even though Cablevision has attributed certain assets, liabilities, revenue and cash flows to each of RMG and CNYG, that attribution does not change the legal title to any assets or responsibility for any liabilities and does not affect the rights of any creditors. Further, financial results of one group that affect Cablevision's consolidated financial condition could affect the financial position or results of operations of the other group. Any dividends or distributions on, or repurchases of, Cablevision stock will reduce the assets of Cablevision legally available for dividends on RMG and CNYG stock. Accordingly, holders of CNYG common stock and RMG tracking stock will continue to be subject to risks associated with an investment in a single corporation and in all of Cablevision's businesses, assets and liabilities.

PRINCIPLES OF CONSOLIDATION AND INVESTMENTS IN AFFILIATES

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The Company's interests in less than majority-owned entities are carried on the equity method. The Company would recognize a loss where there existed an other than a temporary decline in the value of the investment. All significant intercompany transactions and balances are eliminated in consolidation.

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

INVESTMENTS IN MARKETABLE SECURITIES

The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investment securities available-for-sale are stated at fair value, and unrealized holding gains and losses are included in accumulated other comprehensive income as a separate component of stockholders' deficiency. Investment securities pledged as collateral are classified as trading securities and are stated at fair value with unrealized holding gains and losses included in net income (loss).

LONG-LIVED ASSETS

Property, plant and equipment, including construction materials, are carried at cost, and include all direct costs and certain indirect costs associated with the construction of cable television transmission and distribution systems, and the costs of new subscriber installations. Franchises are amortized on the straight-line basis over the average remaining terms (7 to 15 years) of the franchises at the time of acquisition. Broadcast rights and affiliation agreements (primarily cable television system programming agreements) are amortized on a straight-line basis over periods ranging from 6 to 40 years. Other intangible assets are amortized on the straight-line basis over the periods benefited (2 to 20 years), except that excess costs over fair value of net assets acquired are being amortized on the straight-line basis over periods ranging from 3 to 40 years.

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

FEATURE FILM INVENTORY

Rights to feature film inventory acquired under license agreements along with the related obligations are recorded at the contract value. Costs are amortized to technical and operating expense on a straight-line basis over the respective license periods. Amounts payable subsequent to December 31, 2001 related to feature film telecast rights are as follows:

     Years Ending                                  Total
     December 31,       CNYG         RMG          Company
     ------------       ----         ---          -------
     2002             $   648     $   57,795     $   58,443
     2003                   -         58,233         58,233
     2004                   -         58,499         58,499
     2005                   -         41,481         41,481
     2006                   -         32,460         32,460
     Thereafter             -         60,699         60,699

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

DEFERRED CARRIAGE FEES

Deferred carriage fees represent primarily payments to multiple cable system operators to guarantee carriage of certain programming services and are amortized to technical and operating expense over the period of guarantee (3 to 11 years).

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

INCOME (LOSS) PER COMMON SHARE

Basic and diluted net loss per common share are computed by dividing net loss by the weighted average number of common shares outstanding. Potential dilutive common shares are not included in the computation as their effect would be antidilutive.

Basic net income per share is computed by dividing net income by the weighted average common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average common stock and common stock equivalents outstanding during the period.

A reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share calculation for the years ended December 31, 2001 and 2000 follows:

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

                                         Net Income                                 Net Income (loss)
                                      Attributed to CNYG          CNYG Shares       Attributed to RMG       RMG Shares
                                           (NUMERATOR)           (DENOMINATOR)         (NUMERATOR)         (DENOMINATOR)
                                      ------------------      ----------------      -----------------      --------------
                                                                (in thousands)                             (in thousands)
DECEMBER 31, 2001:

Basic net income.................         $     657,732               175,212            $    350,001            89,616

Effect of dilution:
   Stock options.................                     -                 1,960                    -                1,539
                                      ------------------      ----------------      -----------------      --------------

Diluted net income...............         $     657,732               177,172            $    350,001            91,155
                                      ==================      ================      =================      ==============

DECEMBER 31, 2000:

Basic net income (loss)..........         $     245,319               173,913            $    (16,066)           86,957

Effect of dilution:
   Stock options.................                     -                 3,278                       -                 -
                                      ------------------      ----------------      -----------------      --------------

Diluted net income (loss)........         $     245,319               177,191            $    (16,066)           86,957
                                      ==================      ================      =================      ==============

All per share amounts have been adjusted, for all years presented, to reflect the tracking stock distribution described in Note 2 as if it occurred on January 1, 1999. Per share information is presented individually for the Rainbow Media Group common stock and the Cablevision NY Group common stock.

Net income (loss) of Cablevision has been attributed to each class of common stock based on the results of operations of the businesses and interests attributed to Cablevision NY Group and Rainbow Media Group excluding the net income or loss attributed to parties other than Cablevision shareholders.

RECLASSIFICATIONS

Certain reclassifications have been made in the 2000 and 1999 financial statements to conform to the 2001 presentation.

CASH FLOWS

For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

During 2001, 2000 and 1999, the Company's non-cash investing and financing activities and other supplemental data were as follows:

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

                                                                                    Years Ended December 31,
                                                                      ------------------------------------------------
                                                                            2001            2000            1999
                                                                      --------------   --------------   --------------
Non-Cash Investing and Financing Activities:
  Capital lease obligations......................................     $       29,919   $       60,111   $       57,919
  Receipt of marketable securities in connection with the sale of
    cable assets................................................             893,500          524,606                -
  Issuance of common stock in connection with the redemption of CSC
    Holdings' preferred stock...................................                   -                -          323,233
  Issuance of common stock in connection with acquisitions and
    redemption of partnership interest..........................                   -                -            7,305
  Issuance of RMG Class A common stock in exchange for a portion of
    NBC's interest in Rainbow Media Holdings....................             138,597                -                -

Supplemental Data:
  Cash interest paid.............................................            535,344          556,744          432,086
  Income taxes paid..............................................             45,980            5,288            6,106

CNYG's non-cash investing and financing activities and other supplemental data are presented below:

                                                                                     Years Ended December 31,
                                                                       ------------------------------------------------
                                                                             2001             2000            1999
                                                                       --------------   --------------   --------------
Non-Cash Investing and Financing Activities:
  Capital lease obligations........................................... $       29,919   $       55,635   $       53,330
  Receipt of marketable securities in connection with
    the sale of cable assets..........................................        893,500          524,606                -
  Issuance of Cablevision common stock in connection with the
    redemption of CSC Holdings' preferred stock.......................              -                -          323,233
  Issuance of common stock in connection with acquisitions and
    redemption of partnership interests...............................              -                -            7,305
  Distributions from (contributions to) equity method investees
    attributed to RMG.................................................         12,741          (30,547)         (41,998)
  Payments by CNYG on indebtedness attributed to RMG..................              -                -          (18,924)
  Proceeds from indebtedness attributed to RMG........................         20,576          132,607                -
  Payments of interest attributed to RMG..............................         (7,790)         (20,676)         (11,245)
  Payments of stock plan obligations attributed to RMG................         (7,081)          (8,894)         (13,108)
  Payments for acquisitions attributed to RMG, net of cash
    acquired (including the repayment of bank debt of $20,078)........              -         (140,878)               -
  Assignment of film rights to (from) CNYG from (to) RMG..............         (4,332)           3,992                -
  Attributed goodwill in connection with NBC's exchange of an
    interest in Rainbow Media Holdings for RMG Class A common stock...         28,258                -                -
  Other net contributions from (distribution to) RMG..................            698             (481)               -

Supplemental Data:
  Cash interest paid..................................................        525,942          524,166          412,359
  Income taxes paid...................................................         39,146            5,288            6,106

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

RMG's non-cash investing and financing activities and other supplemental data are presented below:

                                                                                    Years Ended December 31,
                                                                      ------------------------------------------------
                                                                            2001            2000            1999
                                                                      --------------   --------------   --------------
Non-Cash Investing and Financing Activities:
  Capital lease obligations.........................................  $            -   $        4,476   $        4,589
  Reduction of feature film inventory and rights payable............               -                -           26,113
  Contributions from (distributions to) CNYG to (from) equity
    method investees attributed to RMG..............................         (12,741)          30,547           41,998
  Payments by CNYG on indebtedness attributed to RMG................              -                -            18,924
  Proceeds from indebtedness attributed to RMG contributed to CNYG..         (20,576)        (132,607)               -
  Payments by CNYG of interest attributed to RMG....................           7,790           20,676           11,245
  Payments by CNYG of stock plan obligations attributed to RMG......           7,081            8,894           13,108
  Payments by CNYG for acquisitions attributed to RMG, net of cash..
    acquired (including the repayment of bank debt of $20,078)......               -          140,878                -
  Attributed goodwill in connection with NBC's exchange of an
    interest in Rainbow Media Holdings for RMG Class A common stock           84,376                -                -
  Assignment of feature film inventory from (to) CNYG to (from) RMG            4,332           (3,992)               -
  Other net contributions from (distributions to) CNYG..............            (698)             481                -

Supplemental Data:
  Cash interest paid................................................           9,402           32,578           19,727
  Income taxes paid.................................................           6,834                -                -

COMPREHENSIVE INCOME

Other comprehensive income for the year ended December 31, 2000 of $286,440 represents unrealized net gains on available-for-sale securities. During 2001, these securities were reclassified to trading securities and the unrealized gain was included in net income.

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported separately from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

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

The Company will adopt Statement 142 effective January 1, 2002 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position. As

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

a result of adoption, a substantial amount of the Company's intangible assets will no longer be amortized.

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both Statement 121 and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement 142.

The Company is required to adopt Statement 144 on January 1, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement
121. The provisions of Statement 144 generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

In November 2001, FASB's Emerging Issues Task Force issued EITF No. 01-09, "Accounting for the Consideration Given by a Vendor to a Customer or a Reseller of the Vendors' Products." EITF No. 01-09 stipulates the criteria to be met in determining the financial statement classification of customer incentives (which includes deferred carriage fees) as either a reduction of revenue or an operating expense. As required, effective January 1, 2002, the Company will generally reclassify the amortization of its deferred carriage fees as a reduction to revenues, net. All comparative periods will be restated. The amortization of deferred carriage fees shown on the balance sheet is currently included in technical and operating expenses, which would correspondingly be reduced such that operating income and net income would not be affected.

NOTE 2.  TRACKING STOCK

In March 2001, the Company amended and restated its Certificate of Incorporation to increase the number of authorized shares of preferred stock from 10 million to 50 million and to increase the number of authorized shares of common stock from 560 million to 1.88 billion of which:

     -    800 million are designated Cablevision NY Group Class A common stock,

     -    320 million are designated Cablevision NY Group Class B common stock,

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

     - 600 million are designated Rainbow Media Group Class A common stock, and

     - 160 million are designated Rainbow Media Group Class B common stock.

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

In March 2001, the Company amended the employee stock plan to reflect the redesignation of the Company's Class A common stock as Cablevision NY Group Class A common stock, and reflect the distribution of Rainbow Media Group Class A common stock. In addition, the number of shares available for issuance under the employee stock plan was increased by 19,200,000, any or all of which may be Cablevision NY Group common stock or Rainbow Media Group common stock.

NOTE 3.  TRANSACTIONS

2001 TRANSACTIONS

In connection with the distribution of the Rainbow Media Group tracking stock, NBC-Rainbow Holding, Inc., a subsidiary of National Broadcasting Company, is required to exchange its 26% interest in Rainbow Media Holdings equity securities over a period of up to 9 years for a 34% interest in Rainbow Media Group tracking stock, based on the number of shares of Rainbow Media Group tracking stock outstanding on the date of the tracking stock distribution.

Through December 31, 2001, NBC-Rainbow Holding has exchanged a 3.1% interest in Rainbow Media Holdings equity securities for 6,966,484 shares of Rainbow Media Group Class A common stock of Cablevision (valued at $138,597). These exchanges are accounted for as acquisitions of minority interests and accounted for using the purchase method. In connection with these transactions, the Company recorded excess costs over fair value of net assets acquired of approximately $112,634 ($28,258 has been attributed to CNYG and $84,376 has been attributed to RMG). The purchase price will be allocated to the specific assets acquired when an independent appraisal is obtained.

In April 2001, Metro-Goldwyn-Mayer Inc. ("MGM") acquired a 20% interest in certain programming businesses of Rainbow Media Holdings for $825,000 in cash. The Company recorded a gain of approximately $746,310 in connection with this transaction.

In January 2001, the Company completed the sale of its cable systems in Boston and eastern Massachusetts to AT&T Corp. in exchange for AT&T's cable systems in certain northern New York suburbs, 44,260,932 shares of AT&T stock, valued at approximately $893,500 at closing

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

based on the quoted market price, and approximately $293,200 in cash. The Company recognized a net gain of approximately $1,441,699. In July 2001, AT&T distributed to AT&T common shareholders 0.3218 share of AT&T Wireless Services, Inc. common stock for each share of AT&T common stock held. In connection with such distribution, Cablevision received 14,243,166 shares of AT&T Wireless common stock as a result of its ownership of 44,260,932 shares of AT&T stock.

The acquisition of the cable systems from AT&T was accounted for as a purchase with the operations of the acquired systems being consolidated with those of the Company as of the acquisition date. The purchase price was allocated to the specific assets acquired based on an independent appraisal as follows:

          Property, plant and equipment, net......................... $       96,852
          Other assets...............................................          1,269
          Liabilities................................................         (5,246)
          Franchises.................................................        502,913
          Excess costs over fair value of net assets acquired........         14,609
                                                                      --------------
                                                                      $      610,397
                                                                      ==============

The following unaudited pro forma condensed results of operations for the Company and CNYG are presented for the year ended December 31, 2000 as if the AT&T transaction described above had occurred on January 1, 2000.

                                                                       Year ended December 31, 2000
                                                                   -----------------------------------
                                                                    Total Company           CNYG
                                                                   ---------------    ----------------
     Net revenues................................................. $     4,294,457    $      3,828,816
                                                                   ===============    ================
     Net income................................................... $     1,593,372    $      1,766,740
                                                                   ===============    ================

The unaudited pro forma information presented above gives effect to certain adjustments, including the amortization of acquired intangible assets. The pro forma information has been prepared for comparative purposes only and does not purport to indicate the results of operations which would actually have occurred had the AT&T transaction been made at the beginning of the period indicated or which will occur in the future.

2000 TRANSACTIONS

In November 2000, the Company completed the sale of its cable television systems in the greater Cleveland, Ohio metropolitan area to Adelphia Communications Corporation for $991,000 in cash and 10,800,000 shares of Adelphia Communications Corporation common stock, valued at closing at $359,100 based on the quoted market price. The Company recorded a gain of approximately $1,075,359 in connection with the transaction in 2000. In 2001, the Company recorded a loss of $12,082 in connection with this transaction resulting from certain adjustments to the purchase price.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

In September 2000, the Company completed the sale of its cable television system serving Kalamazoo, Michigan, for 11,173,376 shares of Charter Communications, Inc.'s common stock, valued at approximately $165,500 at closing based on the quoted market price, and recognized a gain of approximately $128,791.

In January 2000, Regional Programming Partners, a subsidiary of Rainbow Media Holdings acquired the 70% interest in SportsChannel Florida Associates held by Front Row Communications for approximately $130,600 (including the repayment of $20,000 in debt) increasing its ownership to 100%. The acquisition was accounted for as a purchase with the operations of the acquired business being consolidated with those of the Company as of the acquisition date. The purchase price was allocated to the specific assets acquired based upon an independent appraisal as follows:

          Property, plant and equipment...................................  $     2,200
          Other assets....................................................       26,400
          Liabilities.....................................................       (9,900)
          Excess cost over fair value of net assets acquired..............      111,900
                                                                           ------------
                                                                            $   130,600
                                                                           ============

The following unaudited pro forma condensed combined results of operations for RMG are presented for the year ended December 31, 1999 as if the acquisition of SportsChannel Florida Associates had occurred on January 1, 1999.

                                                                                Year ended
                                                                            December 31, 1999
                                                                          --------------------
          RMG net revenues.............................................   $            409,590
                                                                          ====================
          RMG net loss.................................................   $            (28,011)
                                                                          ====================

The unaudited pro forma information presented above gives effect to certain adjustments, including the amortization of acquired intangible assets. The pro forma information has been prepared for comparative purposes only and does not purport to indicate the results of operations which would actually have occurred had the acquisition of SportsChannel Florida Associates been made at the beginning of the period indicated or which will occur in the future.

In 2000, the Company recognized a gain of approximately $5,715 in connection with the sale of certain programming assets held by Rainbow Media Holdings.

1999 TRANSACTIONS

At various times during 1999, the Company acquired interests in the real property and assets related to certain movie theaters for an aggregate purchase price of approximately $29,700. The acquisitions were accounted for as purchases with the operations of the acquired theaters being

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

consolidated with those of the Company as of the acquisition dates. The purchase price was allocated to the specific assets acquired based upon an independent appraisal as follows:

           Property, plant and equipment...............................   $    13,700
           Other assets................................................           200
           Liabilities.................................................        (2,500)
           Excess cost over fair value of net assets acquired..........        18,300
                                                                          -----------
                                                                          $    29,700
                                                                          ===========

In December 1999, the Company acquired cable television systems with approximately 4,500 subscribers located in the Port Jervis, New York area for approximately $7,400, $7,300 of which was paid in shares of the Company's Class A common stock.

In April 1999, ITT Corporation exercised its second put option for the remainder of its interest in MSG and concurrently settled certain matters between the parties for an aggregate payment of $87,000.

NOTE 4.  RESTRUCTURING AND IMPAIRMENT CHARGES

RESTRUCTURING

In December 2001, the Company recorded restructuring charges of $56,442 which include expenses of approximately $21,018 associated with the elimination of approximately 600 positions, primarily in corporate, administrative and infrastructure functions across various business units of the Company. In addition to employee severance, the restructuring charges include estimated expenses of approximately $35,424 associated with facility realignment and other related costs.

IMPAIRMENT CHARGES

In 2001 and 2000, the Company recorded a loss on investments of approximately $108,452 and $139,682, respectively, reflecting other-than-temporary declines in the fair value of the Company's At Home Corporation warrants. The carrying value of the warrants has been reduced to zero at December 31, 2001. See Note 12.

In December 2001 and December 2000, the Company recorded impairment losses of approximately $99,900 and $47,500, respectively, included in depreciation and amortization, representing the balance of unamortized goodwill related to certain theaters in which the carrying value of the asset exceeded the estimated fair value based on discounted estimated future cash flows. Current losses and projected future operating losses caused the Company to reassess the recoverability of the goodwill.

In December 1999, the Company recorded an impairment loss of $35,490, included in depreciation and amortization, representing the balance of unamortized goodwill recorded on the

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

acquisition of assets associated with The WIZ consumer electronics store locations. Current losses and projected future operating losses caused the Company to reassess the recoverability of the goodwill. The impairment loss resulted from the carrying amount of this asset exceeding its estimated fair value based on discounted estimated future cash flows.

NOTE 5.  NET ASSETS HELD FOR SALE

The Company had entered into definitive agreements covering the sale of certain cable television systems as of December 31, 2000.

For financial reporting purposes, the assets and liabilities attributable to cable systems whose sale or transfer was pending at December 31, 2000 have been classified in the consolidated balance sheets as net assets held for sale and are included in the telecommunications segment. Such net assets consist of the following:

                                                                                  December 31,
                                                                                     2000
                                                                               ----------------
     Property, plant and equipment, net.....................................   $        238,739
     Intangible assets, net.................................................             98,526
     Other assets (including trade receivables, prepaid expenses, etc.).....             11,311
                                                                               ----------------
     Total assets...........................................................            348,576
     Total liabilities......................................................            (39,153)
                                                                               ----------------
          Net assets........................................................   $        309,423
                                                                               ================

The accompanying consolidated statements of operations for the years ended December 31, 2000, and 1999 include net revenues aggregating approximately $190,449 and $177,904 and net income (loss) aggregating approximately $6,140 and $(4,109), respectively, relating to the cable systems held for sale.

The net assets held for sale as of December 31, 2000 were disposed of in January 2001. See Note 3.

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

NOTE 6.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following assets, which are depreciated or amortized primarily on a straight-line basis over the estimated useful lives shown below:

December 31, 2001:                                                                         Total          Estimated
------------------
                                                            CNYG            RMG          Company        Useful Lives
                                                        -------------   ------------   -------------    --------------
Customer equipment....................................  $     709,273   $          -   $       709,273  3 to 8 years
Headends..............................................        254,532             62           254,594  7 to 15 years
Multimedia............................................         67,244              -            67,244  4 years
Central office equipment..............................        268,221             33           268,254  10 years
Infrastructure........................................      3,171,769             20         3,171,789  5 to 12 years
Program, service and data processing equipment........      1,166,847         67,155         1,234,002  2 to 10 years
Microwave equipment...................................         11,295         11,416            22,711  2 to 10 years
Construction in progress (including materials
  and supplies)......................................         158,751              -           158,751  -
Furniture and fixtures................................        174,620         15,200           189,820  1 to 8 years
Transportation equipment..............................        216,056            660           216,716  4 to 15 years
Buildings and building improvements...................        284,902              -           284,902  20 to 40 years
Leasehold improvements................................        490,008         16,250           506,258  Term of lease
Land..................................................         48,216              -            48,216  -
                                                        -------------   ------------   ---------------
                                                            7,021,734        110,796         7,132,530
Less accumulated depreciation and amortization........      3,006,792         48,012         3,054,804
                                                        -------------   ------------   ---------------
                                                        $   4,014,942   $     62,784   $     4,077,726
                                                        =============   ============   ===============

December 31, 2000:                                                                         Total         Estimated
------------------
                                                             CNYG            RMG          Company       Useful Lives
                                                        -------------   ------------   -------------    --------------
Customer equipment....................................  $     601,082   $          -   $       601,082  3 to 8 years
Headends..............................................        171,672             63           171,735  7 to 15 years
Multimedia............................................         45,521              -            45,521  4 years
Central office equipment..............................        180,817            133           180,950  10 years
Infrastructure........................................      2,441,354             20         2,441,374  5 to 12 years
Program, service and data processing equipment........        880,214         67,928           948,142  2 to 9 years
Microwave equipment...................................         11,506         17,300            28,806  2 to 9 years
Construction in progress (including materials
  and supplies)......................................         247,743              -           247,743  -
Furniture and fixtures................................        153,061         18,462           171,523  1 to 8 years
Transportation equipment..............................        158,599            502           159,101  4 to 15 years
Buildings and building improvements...................        250,236              -           250,236  20 to 40 years
Leasehold improvements................................        376,022         15,559           391,581  Term of lease
Land..................................................         47,842              -            47,842  -
                                                        -------------   ------------   ---------------
                                                            5,565,669        119,967         5,685,636
Less accumulated depreciation and amortization........      2,342,184         57,778         2,399,962
                                                        -------------   ------------   ---------------
                                                        $   3,223,485   $     62,189   $     3,285,674
                                                        =============   ============   ===============

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

At December 31, 2001 and 2000, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

December 31, 2001:                                                                        Total
------------------
                                                             CNYG            RMG          Company
                                                        -------------   ------------   -------------
Equipment...........................................    $     141,613   $     42,894   $     184,507
Less accumulated amortization.......................           43,616         21,526          65,142
                                                        -------------   ------------   -------------
                                                        $      97,997   $     21,368   $     119,365
                                                        =============   ============   =============
December 31, 2000:                                                                        Total
------------------
                                                             CNYG            RMG          Company
                                                        -------------   ------------   -------------
Equipment...........................................    $     131,448   $     42,613   $     174,061
Less accumulated amortization.......................           31,034         19,694          50,728
                                                        -------------   ------------   -------------
                                                        $     100,414   $     22,919   $     123,333
                                                        =============   ============   =============

NOTE 7.  DEBT

BANK DEBT

RESTRICTED GROUP

For financing purposes, CSC Holdings, Inc. (a wholly-owned subsidiary of Cablevision) and certain of its subsidiaries are collectively referred to as the "Restricted Group." The Restricted Group has a $2.4 billion reducing revolving credit facility (the "Credit Agreement") with a group of banks led by Toronto-Dominion (Texas), Inc., TD Securities (USA) Inc. and Banc Of America Securities LLC, as co-lead arrangers and co-book managers. The credit facility matures on June 30, 2006. This facility was used to repay the outstanding balance under the previous $2.2 billion reducing revolving credit facility.

The total amount of bank debt outstanding under the Restricted Group credit facility at December 31, 2001 and 2000 was $771,694 and $1,942,759 (including $3,694 and $16,259, respectively, outstanding under a separate overdraft facility), respectively. As of December 31, 2001, approximately $54,547 was restricted for certain letters of credit issued on behalf of CSC Holdings. Interest on outstanding amounts may be paid, at the option of the Company, based on the prime rate or a Eurodollar rate plus a margin which varies based on the Restricted Group's leverage ratio (as defined in the Credit Agreement).

Undrawn funds available to the Restricted Group under the Credit Agreement amounted to approximately $1,577,453 at December 31, 2001. The Credit Agreement contains certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds available thereunder. The Credit Agreement contains various restrictive covenants, among which are the maintenance of various financial ratios and tests, and limitations on various payments, including preferred dividends and dividends on its common stock. The Company was in compliance with the covenants of its Credit Agreement at December 31, 2001.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

The weighted average interest rate on all bank borrowings of the Restricted Group was 3.55% and 8.00% on December 31, 2001 and 2000, respectively. The Company is also obligated to pay fees ranging from .375% to .75% per annum on the unused loan commitment and from .875% to 1.75% per annum on letters of credit issued under the Credit Agreement.

UNRESTRICTED GROUP

RAINBOW MEDIA HOLDINGS

Rainbow Media Holdings had a $300,000, three year credit facility which was repaid on December 22, 2000 with funds borrowed from CSC Holdings. Rainbow Media Holdings also had $4,449 outstanding under an overdraft facility with a bank at December 31, 2000.

AMERICAN MOVIE CLASSICS COMPANY

American Movie Classics Company ("AMC"), a subsidiary of Rainbow Media Holdings, had a $425,000 credit facility consisting of a $200,000 reducing revolving credit facility and a $225,000 amortizing term loan. Borrowings under the AMC credit facility bore interest at current market rates plus a margin based on the ratio of debt to cash flow, as defined in the AMC credit facility. At December 31, 2000, the weighted average interest rate on bank indebtedness was 7.97%. As of December 31, 2000, AMC had outstanding borrowings of $359,322 (including $4,322 outstanding under a separate overdraft facility).

In April 2001, AMC repaid the balance outstanding under the AMC credit facility of $365,000 with proceeds from the MGM transaction and terminated the term loan facility, reducing its credit facility solely to the $200,000 revolver.

MADISON SQUARE GARDEN

MSG, a subsidiary of Rainbow Media Holdings, has a $500,000 revolving credit facility with a group of banks led by Chase Manhattan Bank, as agent, which expires on December 31, 2004. Loans under the MSG credit facility bear interest at current market rates plus a margin based upon MSG's consolidated leverage ratio. At December 31, 2001 and 2000, loans outstanding amounted to $235,000 and $310,000, respectively, and bore interest at a weighted average rate of 2.66% and 7.23%, respectively. The MSG credit facility contains certain covenants that may limit MSG's ability to utilize all of the undrawn funds available thereunder. Undrawn funds available under the MSG credit facility amounted to approximately $252,543 at December 31, 2001. The MSG credit facility contains certain financial covenants with which MSG was in compliance at December 31, 2001.

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

CABLEVISION ELECTRONICS

Cablevision Electronics Investments, Inc., a wholly-owned subsidiary of CSC Holdings, has a $130,000 revolving credit facility maturing in April 2003, as amended. Under the terms of the credit facility, the total amount of borrowings available to Cablevision Electronics is subject to an availability calculation based on a percentage of eligible inventory. The total amount outstanding under the credit agreement at December 31, 2001 and 2000 was approximately $38,347 and $66,902, respectively, and bore interest at 5.25% and 8.62%, respectively. As of December 31, 2001, $3,513 was restricted for certain letters of credit issued on behalf of Cablevision Electronics. Undrawn funds available amounted to $41,604 on December 31, 2001 based on the level of inventory as of that date.

Borrowings under the credit agreement are secured by Cablevision Electronics' assets. The credit agreement contains various restrictive covenants with which Cablevision Electronics was in compliance at December 31, 2001.

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

SENIOR NOTES AND DEBENTURES

The following table summarizes CSC Holdings' senior notes and debentures:


                                                                          Original
                                                            Face           Issue                 Carrying Amount
                                                           Amount         Discount                 December 31,
                                                        -------------   ------------   -------------------------------
                                                                                           2001             2000
                                                                                       -------------    --------------
8-1/8% Senior Notes
  due July 2009, issued July 1999...................    $     500,000   $      2,330   $     498,259    $      498,026
7-1/4% Senior Notes
  due July 2008, issued July 1998...................          500,000              -         500,000           500,000
7-5/8% Senior Debentures
  due July 2018, issued July 1998...................          500,000            495         499,589           499,565
7-7/8% Senior Debentures
  due February 2018, issued February 1998...........          300,000          3,429         297,232           297,061
7-7/8% Senior Notes
  due December 2007, issued December 1997...........          500,000            525         499,685           499,632
8-1/8% Senior Debentures
  due August 2009, issued August 1997...............          400,000          1,492         399,049           398,924
7-5/8% Senior Notes
  due March 2011, issued March 2001.................        1,000,000          3,210         997,031                 -
                                                        ------------    ------------   -------------    --------------
                                                        $   3,700,000   $     11,481    $  3,690,845    $    2,693,208
                                                        =============   ============   =============    ==============

In March 2001, CSC Holdings issued $1,000,000 face amount of 7-5/8% senior notes due 2011. The notes were issued at a discount of $3,210. The net proceeds were used to reduce bank debt outstanding.

The senior notes and debentures are not redeemable by CSC Holdings prior to maturity. The indentures under which the senior notes and debentures were issued contain various covenants, which are generally less restrictive than those contained in the Company's Credit Agreement, and with which the Company was in compliance at December 31, 2001.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

SUBORDINATED NOTES AND DEBENTURES

The following table summarizes CSC Holdings' senior subordinated notes and debentures:

                                                          Carrying Amount
                                       Principal              December 31,                          Redemption*
                                                     ------------------------------    ----------------------------------
                                        Amount           2001            2000               Date                Price
                                     -------------   -------------   --------------    -----------------    -------------
9-7/8% Senior Subordinated
   Notes due 2006,
   issued 1996.................      $     150,000   $           -    $     149,668    May 15, 2001               104.938%
                                                                                       May 15, 2002               103.292%
                                                                                       May 15, 2003               101.646%
10-1/2% Senior Subordinated
   Debentures due 2016,
   issued 1996.................            250,000         250,000          250,000    May 15, 2006               105.250%
                                                                                       May 15, 2007               103.938%
                                                                                       May 15, 2008               102.625%
                                                                                       May 15, 2009               101.313%
9-1/4% Senior Subordinated
   Notes due 2005,
   issued 1995.................            300,000               -          300,000    November 1, 2001             103.1%
                                                                                       November 1, 2002             101.5%
9-7/8% Senior Subordinated
   Debentures due 2013,
   issued 1993.................            200,000         199,306          199,243    February 15, 2003            104.8%
                                                                                       February 15, 2004            103.6%
                                                                                       February 15, 2005            102.4%
                                                                                       February 15, 2006            101.2%
9-7/8% Senior Subordinated
   Debentures due 2023,
   issued 1993.................            150,000         149,748          149,737           **                      **
                                     -------------   -------------   --------------
                                     $   1,050,000   $     599,054    $   1,048,648
                                     =============   =============   ==============

----------------------
* The notes/debentures are redeemable, at CSC Holdings' option, in whole or in part, on the redemption dates listed at the respective percentage of the principal amount and thereafter at 100% of the aggregate principal amount, in each case together with accrued interest to the redemption date.
** The debentures are redeemable, at CSC Holdings' option, on and after April 1, 2003 at the redemption price of 104.938% reducing ratably to 100% of the principal amount on and after April 1, 2010, in each case together with accrued interest to the redemption date.

On November 1, 2001, CSC Holdings redeemed its $300,000 face value 9-1/4% senior subordinated notes due 2005 at a redemption price of 103.1%, plus accrued interest and its $150,000 face value 9-7/8% senior subordinated notes due 2006 at a redemption price of 104.938%, plus accrued interest. In connection with the redemption, the Company recognized a loss of $15,348.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

The indentures under which the subordinated notes and debentures were issued contain various covenants, which are generally less restrictive than those contained in the Company's Credit Agreement and with which the Company was in compliance at December 31, 2001.

SUMMARY OF FIVE YEAR DEBT MATURITIES

Total amounts payable by the Company and its subsidiaries under its various debt obligations outstanding as of December 31, 2001, including capital leases, during the five years subsequent to December 31, 2001 are as follows:

       Years Ending                                            Total
       December 31,          CNYG              RMG            Company
     ---------------    -------------    ------------    --------------
          2002          $      33,004    $      7,140    $       40,144
          2003                 52,152           7,140            59,292
          2004                364,919           6,780           371,699
          2005                729,401           2,820           732,221
          2006              1,668,280           2,820         1,671,100

NOTE 8.  PREFERRED STOCK OF CSC HOLDINGS, INC.

The following summarizes the changes in each series of CSC Holdings' preferred stock:

                           Series I Preferred         Series M Preferred            Series H Preferred           Total
                          Shares       Balance       Shares        Balance         Shares       Balance         Balance
                       ------------  -----------   -----------    -------------   ---------   -------------   -------------
December 31, 1998.....   13,800,000  $   323,331     8,913,863    $     891,386   3,649,528   $     364,953   $   1,579,670
Dividend paid in
  additional shares..             -            -     1,033,678          103,368     448,042          44,804         148,172
Redemption............  (13,800,000)    (323,331)            -                -           -               -        (323,331)
                       ------------  -----------   -----------    -------------   ---------   -------------   -------------
December 31, 1999....             -            -     9,947,541          994,754   4,097,570         409,757       1,404,511
Dividend paid in
  additional shares..             -            -     1,153,585          115,359     244,243          24,424         139,783
                       ------------  -----------   -----------    -------------   ---------   -------------   -------------
December 31, 2000
  and 2001............            -  $         -    11,101,126    $   1,110,113   4,341,813   $     434,181   $   1,544,294
                       ============ ============   ===========    =============  ==========    =============   =============

In September 1999, CSC Holdings exercised its right to redeem all of its outstanding shares of 8-1/2% Series I Cumulative Convertible Exchangeable Preferred Stock ("Series I Preferred"). The redemption occurred on November 2, 1999, at a price equal to 102.8% of the liquidation preference, plus accrued dividends. Investors held the Series I Preferred through interests in depositary shares (each of which represented a 1/10th interest in a share of the Series I Preferred) which were redeemable simultaneously. Each depositary share was convertible into approximately 1.4828 shares of the Company's Class A common stock. As of December 31, 1999, 13,797,625 depositary shares out of 13,800,000 depositary shares outstanding had been converted into 20,458,925 shares of the Company's Class A common stock, with the remaining 2,375 depositary shares being redeemed for cash. CSC Holdings paid cash dividends on the Series I Preferred of approximately $21,898 in 1999.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

In February 1996, CSC Holdings issued 6,500,000 depositary shares, representing 65,000 shares of 11-1/8% Series L Redeemable Exchangeable Preferred Stock (the "Series L Preferred Stock"), which were subsequently exchanged for Series M Redeemable Exchangeable Preferred Stock (the "Series M Preferred Stock") in August 1996 with terms identical to the Series L Preferred Stock. The depositary shares are exchangeable, in whole but not in part, at the option of CSC Holdings, for CSC Holdings' 11-1/8% Senior Subordinated Debentures due 2008. CSC Holdings is required to redeem the Series M Preferred Stock on April 1, 2008 at a redemption price equal to the liquidation preference of $10,000 per share plus accumulated and unpaid dividends. The Series M Preferred Stock is redeemable at various redemption prices beginning at 105.563% at any time on or after April 1, 2003, at the option of CSC Holdings, with accumulated and unpaid dividends thereon to the date of redemption. Before April 1, 2001, dividends could, at the option of CSC Holdings, be paid in cash or by issuing fully paid and nonassessable shares of Series M Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends. On and after April 1, 2001, dividends must be paid in cash. CSC Holdings paid cash dividends on the Series M Preferred Stock of approximately $123,500 in 2001.

In September 1995, CSC Holdings issued 2,500,000 shares of its $.01 par value 11-3/4% Series H Redeemable Exchangeable Preferred Stock (the "Series H Preferred Stock") with an aggregate liquidation preference of $100 per share. CSC Holdings is required to redeem the Series H Preferred Stock on October 1, 2007 at a redemption price per share equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends thereon. Before October 1, 2000, dividends could, at the option of CSC Holdings, be paid in cash or by issuing fully paid and nonassessable shares of Series H Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends. On and after October 1, 2000, dividends must be paid in cash. The terms of the Series H Preferred Stock permit CSC Holdings, at its option, to exchange the Series H Preferred Stock for CSC Holdings' 11-3/4% Senior Subordinated Debentures due 2007 in an aggregate principal amount equal to the aggregate liquidation preference of the shares of Series H Preferred Stock. CSC Holdings paid cash dividends on the Series H Preferred Stock of approximately $51,016 and $25,511 in 2001 and 2000, respectively.

Preferred stock dividend requirements of CSC Holdings are included in minority interests in the accompanying consolidated statements of operations.

NOTE 9.  INCOME TAXES

The Company files a consolidated federal income tax return with its 80% or more owned subsidiaries. Rainbow Media Holdings files a separate consolidated federal income tax return with its 80% or more owned subsidiaries. The operations of the businesses attributed to CNYG are included in two consolidated federal income tax returns; one consolidated return includes the telecommunications and retail electronics companies (Cablevision), and the second consolidated return includes the Rainbow Media Holdings companies. The operations of the businesses

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

attributed to RMG are included in the consolidated federal income tax returns filed by Rainbow Media Holdings.

Income tax expense for the Company consists of the following components:

                                                                      Years Ended December 31,
                                                       -----------------------------------------------------
                                                              2001              2000               1999
                                                       ----------------     --------------     -------------
Current expense:
  Federal.......................................       $          6,975     $        7,202     $       1,787
  State.........................................                 17,100             35,267             4,856
                                                       ----------------     --------------     -------------
                                                                 24,075             42,469             6,643
                                                       ----------------     --------------     -------------
Deferred expense:
  Federal.......................................                125,951                  -                 -
  State.........................................                 37,706                  -                 -
                                                       ----------------     --------------     -------------
                                                                163,657                  -                 -
                                                       ----------------     --------------     -------------
  Income tax expense............................       $        187,732     $       42,469     $       6,643
                                                       ================     ==============     =============

The tax provision for 2001 excludes deferred federal and state tax benefits of $97,034 resulting from the exercise of stock options, which proportionate share was credited directly to paid-in capital.

Income tax expense (benefit) for CNYG consists of the following components:

                                                                       Years Ended December 31,
                                                       -----------------------------------------------------
                                                              2001               2000               1999
                                                       ----------------     --------------     -------------
Current expense:
  Federal.......................................       $        (50,333)    $        7,202     $       1,787
  State.........................................                  1,750             35,267             4,856
                                                       ----------------     --------------     -------------
                                                                (48,583)            42,469             6,643
                                                       ----------------     --------------     -------------
Deferred expense:
  Federal.......................................                 24,284                  -                 -
  State.........................................                (14,795)                 -                 -
                                                       ----------------     --------------     -------------
                                                                  9,489                  -                 -
                                                       ----------------     --------------     -------------

  Income tax expense (benefit)..................       $        (39,094)    $       42,469     $       6,643
                                                       ================     ==============     =============

The tax provision for 2001 excludes deferred federal and state tax benefits of $87,085 resulting from the exercise of stock options, which were credited directly to attributed net deficiency.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)
Income tax expense for RMG consists of the following components:

                                               Years Ended December 31,
                                     -------------------------------------------
                                       2001            2000             1999
                                     ---------      -----------      -----------
Current expense:
  Federal .....................      $  57,308      $         -      $         -
  State .......................         15,350                -                -
                                     ---------      -----------      -----------
                                        72,658                -                -
                                     ---------      -----------      -----------
Deferred expense:
  Federal .....................        101,667                -                -
  State .......................         52,501                -                -
                                     ---------      -----------      -----------
                                       154,168                -                -
                                     ---------      -----------      -----------
  Income tax expense ..........      $ 226,826      $         -      $         -
                                     =========      ===========      ===========

The tax provision for 2001 excludes deferred federal and state tax benefits of $9,949 resulting from the exercise of stock options, which were credited directly to attributed net deficiency.

The tax provisions for CNYG and RMG are calculated as though each group were a separate company. However, since the operations of RMG are included in the consolidated tax return filed by Rainbow Media Holdings, RMG is able to utilize a portion of CNYG's loss carry forwards. RMG's current tax provision includes $55,614 that would be owed on a separate company basis, but which will be offset by CNYG's loss carry forwards. CNYG has recorded $55,614 of tax benefit for RMG's utilization of these loss carry forwards.

The effective tax expense of the Company differs from the statutory amount because of the effect of the following items:

                                                          Years Ended December 31,
                                                   ------------------------------------
                                                      2001         2000          1999
                                                   ---------    ---------     ---------
Federal tax (benefit) at statutory rate..........  $ 418,412    $  95,103     $(277,887)
State income taxes, net of federal benefit.......     35,624       22,924         3,156
Minority interests...............................    134,405       57,638        42,183
Changes in the valuation allowance...............   (310,064)    (192,648)      211,821
Effect of SFAS 133 adoption......................   (120,305)           -             -
Nondeductible amortization.......................     24,476       47,188        21,608
Other............................................      5,184       12,264         5,762
                                                   ---------    ---------     ---------
   Income tax expense............................  $ 187,732    $  42,469     $   6,643
                                                   =========    =========     =========

The effective tax expense (benefit) of CNYG differs from the statutory amount because of the effect of the following items:

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

                                                         Years Ended December 31,
                                                   ------------------------------------
                                                      2001         2000          1999
                                                   ---------    ---------    ----------
Federal tax (benefit) at statutory rate..........  $ 272,153    $ 155,782    $ (228,957)
State income taxes, net of federal benefit.......     (8,479)      22,924         3,156
Changes in the valuation allowance...............   (203,664)    (195,143)      205,620
Effect of SFAS 133 adoption......................   (120,305)           -             -
Nondeductible amortization.......................     24,476       46,642        21,062
Other............................................     (3,275)      12,264         5,762
                                                   ---------    ---------    ----------
  Income tax expense (benefit)..................   $ (39,094)   $  42,469    $    6,643
                                                   =========    =========    ==========

The effective tax expense of RMG differs from the statutory amount because of the effect of the following items:

                                                          Years Ended December 31,
                                                   ------------------------------------
                                                     2001         2000          1999
                                                   ---------    ---------     ---------
Federal tax (benefit) at statutory rate..........  $ 280,665    $  (3,041)    $  (6,747)
State income taxes, net of federal benefit.......     44,103            -             -
Changes in the valuation allowance...............   (106,400)       2,495         6,201
Other............................................      8,458          546           546
                                                   ---------    ---------     ---------
  Income tax expense.............................  $ 226,826    $       -     $       -
                                                   =========    =========     =========

At December 31, 2001, Cablevision had consolidated net operating loss carry forwards of approximately $1,670,145 and Rainbow Media Holdings had consolidated federal net operating loss carry forwards of approximately $476,956 expiring on various dates through 2021. The Company also has alternative minimum tax credit carry forwards of approximately $8,727 which do not expire. All of these losses are attributed to CNYG. As a result of certain ownership changes, a portion of Rainbow Media Holdings' pre-1999 loss carry forwards may be subject to annual limitations on deductions.

The Company's net operating loss carry forwards expire as follows:

                                                       Attributed To
                                                 -------------------------
                                Rainbow Media
                  Cablevision      Holdings         CNYG           RMG
                  -----------   --------------   -----------    ----------
         2007     $    43,929   $            -   $    43,929    $        -
         2008          88,645                -        88,645             -
         2009         130,340                -       130,340             -
         2010         125,748           43,995       169,743             -
         2011         155,251           14,950       170,201             -
         2012         128,819           53,921       182,740             -
         2018               -          108,202       108,202             -
         2019         382,330          129,845       512,175             -
         2020               -          126,043       126,043             -
         2021         615,083                -       615,083             -
                  -----------   --------------   -----------    ----------
                  $ 1,670,145   $      476,956   $ 2,147,101    $        -
                  ===========   ==============   ===========    ==========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

The tax effects of temporary differ ences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 2001 and 2000 are as follows:

                                                                      December 31, 2001
                                                            --------------------------------------
                                                                                          Total
                                                              CNYG          RMG          Company
                                                            ---------    ----------    -----------
DEFERRED ASSET (LIABILITY)
  Depreciation and amortization............................ $ (22,672)   $   15,942    $    (6,730)
  Investments..............................................    13,173             -         13,173
  Benefit plans............................................    43,656         9,818         53,474
  Allowance for doubtful accounts..........................    10,208         2,801         13,009
  Deferred gains...........................................  (883,875)     (181,551)    (1,065,426)
  Benefits of tax loss carry forwards......................   902,116             -        902,116
  Other....................................................    30,625         8,771         39,396
                                                            ---------    ----------    -----------
    Deferred tax asset (liability).........................    93,231      (144,219)       (50,988)
  Valuation allowance......................................   (15,634)            -        (15,634)
                                                            ---------    ----------    -----------
    Net deferred tax asset (liability)..................    $  77,597    $ (144,219)   $   (66,622)
                                                            =========    ==========    ===========

                                                                       December 31, 2000
                                                            --------------------------------------
                                                                                          Total
                                                               CNYG          RMG         Company
                                                            ---------    ----------    -----------
DEFERRED ASSET (LIABILITY)
  Depreciation and amortization........................     $  (9,412)   $   14,391    $     4,979
  Investments..........................................        12,493             -         12,493
  Benefit plans........................................        80,324        20,208        100,532
  Allowance for doubtful accounts......................        11,013         5,107         16,120
  Deferred gains.......................................      (148,190)      (52,640)      (200,830)
  Benefits of tax loss carry forwards..................       645,160       129,260        774,420
  Unrealized gains on available-for-sale securities....      (120,305)            -       (120,305)
  Other................................................       (40,570)            -        (40,570)
                                                            ---------    ----------    -----------
    Deferred tax asset.................................       430,513       116,326        546,839
  Valuation allowance..................................      (430,513)     (116,326)      (546,839)
                                                            ---------    ----------    -----------
    Net deferred tax asset (liability)..................    $       -    $        -    $         -
                                                            =========    ==========    ===========


In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences or net operating loss carry forwards become deductible. Management considered the Company's history of generating taxable losses and its accumulated deficit as significant negative evidence as to the realizability of the deferred tax asset. The Company considered the gain on the sale of its Massachusetts cable television systems, which closed in the first quarter of 2001, and the gain on the sale of an interest in certain programming operations, which closed in the second quarter of 2001, as positive evidence of the realizability of the deferred tax assets. In addition, CNYG considers the ability to have a portion of its loss carry forwards utilized by RMG, and be compensated for such use, as positive evidence of the realizability of the deferred tax assets.

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

To manage interest rate risk, the Company has from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or convert fixed rate borrowings to variable rates to provide an economic hedge against the risk of higher borrowing costs in a declining interest rate environment. As of December 31, 2001, the Company was a party to interest rate swap agreements to pay floating rates of interest with a total notional value of $980,000 and a fair value of approximately $17,319. These agreements have not been designated as hedges for accounting purposes.

In addition, the Company has entered into prepaid interest rate swap agreements in connection with its monetization of certain of its stock holdings, discussed below. These contracts require the Company to pay a floating rate of interest in exchange for fixed rate interest payments, the net present value of which was paid to the Company at the contract's inception in a total amount of $239,270. As of December 31, 2001, the total notional value of such contracts was $1,115,045 and the fair value of such contracts was $226,295, in a net payable position. These agreements have not been designated as hedges for accounting purposes.

The increase in the fair value of the Company's swap agreements and the net realized gain as a result of net cash interest income for the year ended December 31, 2001 aggregating approximately $31,376 is reflected in gain on derivative contracts in the accompanying consolidated statements of operations.

The Company has also entered into various transactions to provide an economic hedge against equity price risk on certain of its stock holdings. As of December 31, 2001, the Company had monetized all of its stock holdings in Charter Communications, Adelphia Communications, AT&T and AT&T Wireless through the execution of prepaid forward contracts, collateralized by an equivalent amount of the respective underlying stock. Such contracts set a floor and ceiling on the Company's participation in changes in the underlying stock prices, thus eliminating downside exposure to market risk while providing for upside appreciation potential to the respective ceiling price. At maturity, the contracts provide for the option to deliver cash or

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

shares of Charter Communications, Adelphia Communications, or AT&T Wireless stock (as the case may be) with a value determined by reference to the applicable stock price at maturity. The terms of the AT&T transactions require cash settlement in an amount determined by reference to the AT&T stock price at maturity.

The Company received cash proceeds of $1,549,411 upon execution of the prepaid forward contracts. Such contracts have not been designated as hedges for accounting purposes. Therefore, the fair values of the equity forward contracts have been reflected in the accompanying consolidated balance sheets and the net increase in the fair value of the equity derivative component of the prepaid forward contracts of $250,376 is included in gain on derivative contracts in the accompanying consolidated statements of operations. With the adoption of SFAS 133, the shares of Charter Communications and Adelphia Communications were reclassified from securities available-for-sale to trading securities. As a result, the Company recorded a gain on investments of $286,440 representing the accumulated unrealized gains as of January 1, 2001. For the year ended December 31, 2001, the Company recorded a loss on investments of $176,673 representing the net decrease in the fair value of all monetized securities for the period.

NOTE 11. OPERATING LEASES

The Company leases certain office, production, transmission, theater, event, and retail store facilities under terms of leases expiring at various dates through 2027. The leases generally provide for fixed annual rentals plus certain real estate taxes and other costs. Rent expense for the years ended December 31, 2001, 2000 and 1999 was as follows:

       Years Ended                                     Total
       December 31,        CNYG          RMG          Company
      --------------     --------      --------      ----------
           2001          $ 92,993      $ 10,552      $ 103,545
           2000            92,273         7,365         99,638
           1999            87,596         9,704         97,300

In addition, the Company rents space on utility poles for its operations. The Company's pole rental agreements are for varying terms, and management anticipates renewals as they expire. Pole rental expense for the years ended December 31, 2001, 2000 and 1999, which is attributed to CNYG, amounted to approximately $12,419, $12,237 and $13,081, respectively.

The minimum future annual rentals for all operating leases during the next five years, including pole rentals from January 1, 2002 through December 31, 2006, and thereafter, at rates now in force are as follows:

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

                                                       Total
                            CNYG         RMG          Company
                         ---------     -------       ----------
         2002            $ 109,620     $ 8,216       $ 117,836
         2003              109,533       6,398         115,931
         2004              107,101       6,383         113,484
         2005               98,919       6,045         104,964
         2006               96,540       5,356         101,896
         Thereafter        632,615      13,648         646,263

At December 31, 2001, approximately $22,754 and $11,670 has been accrued by CNYG and RMG, respectively, relating to certain of these operating leases in connection with the restructuring described in Note 4.

NOTE 12. AFFILIATE TRANSACTIONS

EQUITY METHOD INVESTMENTS

The following table reflects Cablevision's effective ownership percentages and balances of equity method investments attributed to RMG and CNYG as of December 31, 2001 and 2000:

                                                          Ownership Percentages           Investment Balances
                                                     ------------------------------   ---------------------------
                                                                              December 31,
                                                     -----------------------------------------------------------
                                                          2001             2000           2001           2000
                                                     ---------------   ------------   ------------    ----------
RMG:
  SportsChannel Chicago Associates..............                23.1%          22.2%  $     32,369    $    33,392
  SportsChannel Pacific Associates..............                23.1           22.2          7,028          7,071
  SportsChannel New England Limited Partnership.                23.1           22.2          7,044          4,415
  National Sports Partners......................                38.6           37.0          1,579         11,241
  National Advertising Partners.................                38.6           37.0            148         (1,167)
  Other.........................................                   -              -             22         (1,199)
                                                                                      ------------    -----------
                                                                                            48,190         53,753
                                                                                      ------------    -----------
CNYG:
  R/L DBS.......................................                38.6           37.0          4,140          1,188
  Northcoast Communications, LLC................                49.9           49.9         17,313         41,209
  Princeton Video Image, Inc. ..................                24                -          8,447              -
  Metro New York, LLC...........................                20.8           22.2         (1,175)          (600)
  Other.........................................                   -              -          1,795          1,674
                                                                                      ------------    -----------
                                                                                            30,520         43,471
                                                                                      ------------    -----------

   Total Company                                                                      $     78,710    $    97,224
                                                                                      ============    ===========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

The following table includes certain unaudited financial information for equity method investments attributed to RMG and CNYG:

                                                                                        Total
                                                         CNYG             RMG          Company
                                                     ------------     ------------    ----------
                                                                       (unaudited)
December 31, 2001:
  Total assets.................................          $373,762         $206,720      $580,482
  Total liabilities*...........................           288,568           82,294       370,862
  Long-term indebtedness.......................           120,534            7,774       128,308

December 31, 2000:
  Total assets.................................          $181,370         $232,935      $414,305
  Total liabilities*...........................           102,144          103,668       205,812
  Long-term indebtedness.......................            87,455            8,351        95,806

----------
* Includes long-term indebtedness and amounts due to the Company referred to below.

Aggregate amounts due from and due to these affiliates at December 31, 2001 and 2000 are summarized below:

                                           Advances to       Accounts Payable
                                            Affiliates        to Affiliates
                                          -------------    ------------------

          December 31, 2001:
               CNYG *                          $212,518               $   635
               RMG                                1,589                     -
               Eliminations                        (635)                 (635)
                                          -------------    ------------------
                  Total Company                $213,472               $     -
                                          =============    ==================

          December 31, 2000:
               CNYG **                         $ 74,535               $ 3,518
               RMG                                  715                 1,538
               Eliminations                      (1,071)               (1,071)
                                          -------------    ------------------
                  Total Company                $ 74,179               $ 3,985
                                          =============    ==================

* The advances at December 31, 2001 include $101,145 due from R/L DBS and $110,161 due from Northcoast Communications.
** The advances at December 31, 2000 include $68,150 due from Northcoast Communications.

CNYG's share of the net loss of these affiliates for the years ended December 31, 2001, 2000 and 1999 amounted to $62,775, $724 and $11,560, respectively
(including net losses of $42,957, $2,524 and $7,916, respectively, related to Northcoast Communications). Costs incurred by CNYG for programming and entertainment services provided by these affiliates and included in operating expenses for the years ended December 31, 2001, 2000 and 1999 amounted to $148, $2,320 and $4,691, respectively.

RMG's share of the net loss of these affiliates for the years ended December 31, 2001, 2000 and 1999 amounted to $5,221, $15,961 and $7,674, respectively. RMG provides certain transmission and production services to certain of these affiliates. For the years ended December 31, 2001,

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

2000 and 1999, approximately $3,686, $3,714 and $7,194, respectively, of revenues were earned from services provided to these entities.

Rainbow Media Holdings has guaranteed certain obligations in respect of certain professional sports teams rights agreements entered into by certain equity method investees. The amounts guaranteed represent Rainbow Media Holdings' proportionate interest in the payment obligation based on its ownership interest in the investee. These guarantees are attributable to Rainbow Media Group.

NORTHCOAST COMMUNICATIONS

In August 1996, the Company entered into an agreement with Northcoast PCS, LLC and certain of its affiliates, to form a limited liability company, Northcoast Communications, LLC, to participate in the auctions conducted by the Federal Communications Commission ("FCC") for certain licenses to conduct a personal communications service ("PCS") business. The Company has contributed an aggregate of approximately $152,760 to Northcoast Communications (either directly or through loans to Northcoast PCS) and holds a 49.9% interest in Northcoast Communications and certain preferential distribution rights. Loans to Northcoast PCS bear interest at 12%.

At December 31, 2001, Northcoast Communications' total outstanding debt to third parties was approximately $131,000. CSC Holdings has guaranteed the payment of FCC indebtedness (which had an outstanding balance of $3,212 at December 31, 2001) of a subsidiary of Northcoast Communications which holds the Cleveland PCS license.

Under a contractual agreement, Cablevision provides Northcoast Communications certain management services. Pursuant to this agreement, Cablevision recorded management fees of $13,584 and $371 in 2001 and 2000, respectively. Northcoast Communications is a Delaware corporation controlled by John Dolan, who is a nephew of Charles F. Dolan and a cousin of James L. Dolan, the Company's Chairman and Chief Executive Officer, respectively.

R/L DBS

In 1996, Rainbow Media Holdings invested in a joint venture (R/L DBS Company
LLC) formed with a subsidiary of Loral Space and Communications, Ltd. for the purpose of exploiting certain direct broadcast satellite ("DBS") frequencies. Rainbow Media Holdings also contributed to the joint venture its interest in certain agreements with the licensee of such frequencies. The FCC's construction permit relating to the DBS frequencies was originally scheduled to expire in August 1999. As it was not possible for the Company to construct and launch a satellite before such date due to evolving technology and regulatory issues, the Company determined that it could no longer recover its initial investment in the joint venture and wrote down this investment by $15,100 in the first quarter of 1999. No steps were taken by the Company to obtain an FCC extension prior to the write-off of the Company's initial investment because the Company

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

believed the technology was not then available to allow the Company to successfully exploit the asset in a competitive environment. Thereafter, technological improvements, particularly in compression technology, resulting in greater channel capacity without degrading picture quality, and in satellite technology, resulting in greater use of spot beams to direct programming on a localized basis, led the Company to apply for an FCC extension in the third quarter of 1999. Based upon communications with the FCC, management considered the receipt of such extension to be likely and as a result additional investments in the joint venture were deemed recoverable.

In December 2000, the FCC granted an extension to R/L DBS' construction permit relating to the DBS frequencies held by R/L DBS. The extension requires the launch of a satellite by March 29, 2003 and commencement of service offerings by not later than December 29, 2003, with specified six month interim construction milestones, non-compliance with which would result in the forfeiture of the construction permit. R/L DBS has entered into an agreement with a satellite manufacturer for the construction of a satellite scheduled to be delivered in March 2003. R/L DBS plans to make additional progress payments to the manufacturer aggregating approximately $140,000 in the year ending December 31, 2002. Cablevision continues to evaluate the scope of its pursuit of a direct broadcast satellite business, including exploring opportunities for strategic partnerships for R/L DBS. The contract with the manufacturer permits R/L DBS to terminate the contract at its option prior to May 2003 and receive a refund of a portion of amounts paid through the date of such termination. At December 31, 2001, the Company has outstanding advances to R/L DBS aggregating $101,145 which are included in advances to affiliates.

In March 2001, subject to the receipt of regulatory and other necessary approvals, Rainbow Media Holdings and Loral entered into an agreement for Rainbow Media Holdings to acquire Loral's 50% interest in R/L DBS for a purchase price of up to a present value of $33,000 payable only from revenues of R/L DBS' business, if any, or from any future sale of all or part of the interests in or assets of R/L DBS. The acquisition was completed in March 2002. See Note 21.

OTHER AFFILIATES

On March 28, 2001, Rainbow Media Holdings acquired Sterling Digital, LLC from Cablevision for its net cash investment plus interest at Cablevision's borrowing rate. Cablevision had acquired Sterling Digital from Charles F. Dolan on August 31, 2000 for his net investment together with interest thereon amounting to $4,633. The difference between the amount paid and the book value of the net assets acquired of $4,083 was reflected as a distribution to shareholder in the consolidated statements of stockholders' deficiency.

During 2001, 2000 and 1999, the Company provided programming services to or incurred costs on behalf of other affiliates engaged in providing cable television, cable television programming, and related services. Aggregate amounts due from and due to these affiliates at December 31, 2001 and 2000 are summarized below:

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

                                             Advances to       Accounts Payable
                                             Affiliates          to Affiliates
                                            -------------    -------------------
          December 31, 2001:
               CNYG                              $  1,306               $  6,988
               RMG                                      -                      -
               Eliminations                             -                      -
                                            --------------    ------------------
                  Total Company                  $  1,306               $  6,988
                                            ==============    ==================

          December 31, 2000:
               CNYG                              $  2,259               $  5,661
               RMG                                 19,212                      -
               Eliminations                           869                    869
                                            --------------    ------------------
                  Total Company                  $ 22,340               $  6,530
                                            ==============    ==================

Advances to affiliates at December 31, 2000 include trade accounts receivable from AT&T. At December 31, 2001, trade accounts receivable from AT&T are reflected in accounts receivable trade in the accompanying balance sheet.

AT HOME

In October 1997, the Company entered into an agreement with At Home and certain of its shareholders, pursuant to which the Company agreed to enter into agreements for the distribution of the At Home service over certain of the Company's cable television systems on the same terms and conditions as At Home's founding partners, TCI, Comcast Corporation and Cox Communications, Inc. The Company received a warrant to purchase 15,751,568 shares of At Home's Series A common stock at an exercise price of $.25 per share. Additionally, in 1998 a warrant to purchase 4,711,028 shares of At Home's Series A common stock at $.25 per share was received in connection with the acquisition of certain cable television systems from TCI Communications, Inc. The At Home network distributed high-speed interactive services to residences and businesses using its own network architecture and a variety of transport options, including the cable industry's hybrid fiber coaxial infrastructure.

The original aggregate fair market value of the warrants received of $248,134, as determined by independent appraisals, was recorded in other investments in the accompanying consolidated balance sheets and was accounted for under the cost method. The fair market value of the warrants was recorded as deferred revenue and was being amortized to income over the period in which the Company was obligated to provide the necessary services to At Home.

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

On January 8, 2002, At Home terminated its At Home service to all of Cablevision's Optimum@Home subscribers. In a letter dated January 9, 2002, Cablevision advised At Home that such termination of service constituted an election by At Home to terminate the existing master distribution agreement entered into by and between Cablevision and At Home and all other related agreements.

In 2001, 2000 and 1999 the Company recorded $66,872, $60,000 and $50,136, respectively, of revenue relating to this transaction. In 2001 and 2000, the Company recognized a loss on investments of approximately $108,452 and $139,682, respectively, reflecting the decline in the fair value of the warrants which reduced the carrying value of the warrants to zero at December 31, 2001. In 2001, the Company recorded a gain of $25,190, representing primarily the recognition of the remaining unamortized portion of deferred revenue at December 31, 2001.

TRANSACTIONS BETWEEN CNYG AND RMG

As described below, CNYG provides services to and receives services from RMG. As many of these transactions are conducted between subsidiaries under common control of Cablevision, amounts charged for these services have not necessarily been based upon arm's length negotiations. However, it is not practicable to determine whether the amounts charged represent amounts that might have been incurred on a stand-alone basis. These transactions eliminate in consolidation.

Members of CNYG and RMG may enter into agreements with third party service providers in which the amounts paid by CNYG or RMG may differ from the amounts that CNYG or RMG would otherwise pay if such arrangements were on an arm's-length basis. These arrangements are in return for the service provider's or its affiliate's agreement to make payments or provide services to members of CNYG or RMG on a basis more or less favorable than either group would otherwise obtain. Where RMG has received the benefit of CNYG's negotiations in the form of increased affiliation payments or discounted license fees, CNYG charges RMG the amount of the benefit. In respect of two such agreements, RMG has recorded charges from CNYG amounting to $15,622, $15,622 and $15,081 in 2001, 2000 and 1999, respectively, of which $14,000 in each of the three years has been reflected as a reduction of RMG's affiliation revenue and $1,622, $1,622 and $1,081 in 2001, 2000 and 1999, respectively, has been reflected as increased film licensing costs.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

RMG provides programming to cable television systems attributed to CNYG under contracts called affiliation agreements. Affiliate revenues earned by RMG from services provided to CNYG amounted to approximately $11,610, $14,874 and $14,893, for the years ended December 31, 2001, 2000 and 1999, respectively.

RMG provides certain transmission and production services to programming entities attributed to CNYG. For the years ended December 31, 2001, 2000 and 1999, approximately $5,440, $5,431 and $5,633, respectively, of revenues was earned from services provided to these entities.

Under a contractual agreement, CSC Holdings provides certain consulting services to AMC and WE: Women's Entertainment. This agreement provides for payment, in addition to expense reimbursement, of an aggregate fee of 3.5% of the businesses' gross revenues, as defined. The agreement is automatically renewable every five years at the option of CSC Holdings. Pursuant to the terms of this agreement, RMG was charged consulting fees of $9,207, $7,699 and $6,832 in 2001, 2000 and 1999, respectively.

As of December 31, 2000, AMC had outstanding an interest exchange (cap) agreement with CSC Holdings with a total notional value of $105,000 maturing on May 13, 2002. The agreement capped AMC's floating rate of interest based on LIBOR at 7% through May 2001 and at 7.5% from May 2001 through May 2002. AMC entered into this cap agreement to hedge against interest rate risk and accounted for this agreement as a hedge whereby interest expense was recorded using the revised rate with any fees amortized as a yield adjustment. The interest exchange (cap) agreement was terminated in April 2001.

At December 31, 2000, Rainbow Media Holdings had $270,475 (including accrued interest of $631) outstanding pursuant to a demand note payable (attributed to
RMG) to CSC Holdings (CNYG) which bore interest at three month LIBOR plus 2.25%. The interest rate on the demand note was 8.75% at December 31, 2000 and interest expense for the years ended December 31, 2001 and 2000 amounted to $5,693 and $631, respectively. The note payable was repaid in April 2001 with proceeds from the MGM transaction.

Summarized below are the advances to affiliates and accounts payables to affiliates included on the respective balance sheets of CNYG and RMG as a result of the transactions described above and the intercompany allocations discussed in Note 20:

                                          Advances to      Accounts Payable
                                           Affiliates       to Affiliates
                                         -------------    ------------------
           December 31, 2001:
               CNYG                           $107,883             $  47,919
               RMG                              91,341               151,305

           December 31, 2000:
               CNYG                           $311,414             $  41,224
               RMG                              43,205               313,397

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

NOTE 13. BENEFIT PLANS

The Company has a Cash Balance Retirement Plan (the "Retirement Plan") for the benefit of employees other than those of Cablevision Electronics and CCG Holdings. Under the Retirement Plan, the Company will credit a certain percentage of eligible base pay into an account established for each participant which will earn a market based rate of return annually. Net periodic pension cost for the years ended December 31, 2001, 2000 and 1999 amounted to $26,648, $8,008 and $6,218, respectively. At December 31, 2001 and 2000, the accumulated benefit obligation amounted to $39,143 and $22,092, respectively.

The Company also maintains 401(k) savings plans, pursuant to which an employee can contribute a percentage of eligible annual compensation, as defined. The Company also makes matching cash contributions for a portion of employee contributions to the 401(k) savings plans. The cost associated with the 401(k) savings plans was approximately $12,391, $7,932 and $6,102 for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company maintains the CSSC Supplemental Benefit Plan (the "Supplemental Plan") for the benefit of certain officers and employees of the Company. As part of the Supplemental Plan, the Company established a nonqualified defined benefit pension plan, which provides that, upon attaining normal retirement age, a participant will receive a benefit equal to a specified percentage of the participant's average compensation, as defined. All participants are 100% vested in the Supplemental Plan. Net periodic pension cost was $200 for the year ended December 31, 2001. Net periodic pension cost for the years ended December 31, 2000 and 1999 was negligible. At December 31, 2001 and 2000, the fair value of Supplemental Plan assets exceeded the projected benefit obligation by approximately $388 and $1,707, respectively.

MSG sponsors several non-contributory pension plans covering MSG's employees. Benefits payable to retirees under these plans are based upon years of service and participants' compensation and are funded through trusts established under the plans. Plan assets are invested primarily in common stocks, bonds, United States government securities and cash. At December 31, 2001 and 2000, the accrued benefit cost amounted to $11,932 and $11,363, respectively, and for the years ended December 31, 2001, 2000 and 1999, net periodic pension cost amounted to $2,445, $2,227 and $2,611, respectively.

In addition, MSG contributes to various multiemployer defined benefit pension plans. Pension expense recognized for these multiemployer plans for the years ended December 31, 2001, 2000 and 1999 amounted to $3,307, $3,266 and $2,784, respectively.

MSG also sponsors a welfare plan which provides certain postretirement health care and life insurance benefits to certain employees and their dependents who are eligible for early or normal retirement under MSG's retirement plan. The welfare plan is insured through a managed care provider and MSG funds these benefits with premium payments. For the years ended December 31, 2001, 2000 and 1999, the periodic postretirement benefit cost amounted to $169,

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

$187 and $204, respectively, and as of December 31, 2001 and 2000, the accrued benefit cost amounted to $6,290 and $6,257, respectively.

NOTE 14. STOCK BENEFIT AND LONG-TERM INCENTIVE PLANS

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

The Company also has an Employee Stock Plan (the "Employee Stock Plan"), under which the Company is authorized to issue a maximum of 13,000,000 shares of CNYG common stock, 6,500,000 shares of RMG common stock and 19,200,000 shares of either CNYG or RMG common stock. As of December 31, 2001, 1,185,017 shares of CNYG common stock, 2,166,846 shares of RMG common stock and 19,200,000 shares of either CNYG and RMG common stock were available for future grant under the Employee Stock Plan. Under the Employee Stock Plan, the Company is able to grant incentive stock options, nonqualified stock options, restricted stock, conjunctive and alternative stock appreciation rights, stock grants and stock bonus awards. The other terms of the Employee Stock Plan are substantially identical to those of the 1985 Stock Plan, except that under the Employee Stock Plan, the Compensation Committee has the authority, in its discretion, to add performance criteria as a condition to any employee's exercise of an award granted under the Employee Stock Plan. Options and stock appreciation rights granted in 2001, 2000 and 1999 vest in 33-1/3 annual increments beginning one year from the date of grant.

As a result of stock awards, bonus awards, stock appreciation rights and the expensing of the cash payment made for certain executive stock options, the Company recorded expense (income), reflecting vesting schedules for applicable grants as well as fluctuations in the market price of the underlying stock, as follows:

       Years Ended
       December 31,      CNYG         RMG       Total Company
      --------------  -----------  -----------  --------------
           2001          $(34,597)    $(10,376)       $(44,973)
           2000            54,556       12,960          67,516
           1999           209,378       16,239         225,617

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

The Company applies APB 25 and related interpretations in accounting for its stock option plans. The table below sets forth the pro forma net income (loss) as if compensation cost was determined in accordance with Statement of Financial Accounting Standards No. 123 for options granted in 1995 through 2001:

                                                                  Years Ended December 31,
                                                       -----------------------------------------------
                                                          2001               2000             1999
                                                       ------------      ------------      -----------
CONSOLIDATED:
  Net income (loss):
    As reported................................          $1,007,733          $229,253        $(800,607)
    Pro forma .................................          $  941,675          $138,504        $(849,028)

CNYG COMMON STOCK:
  Basic net income (loss) per common share:
    As reported................................          $     3.75          $   1.41        $   (4.99)
    Pro forma..................................          $     3.46          $    .98        $   (5.27)

  Diluted net income (loss) per common share:
    As reported................................          $     3.71          $   1.38        $   (4.99)
    Pro forma..................................          $     3.42          $    .96        $   (5.27)

RMG COMMON STOCK:
  Basic net income (loss) per common share:
    As reported................................          $     3.91          $   (.18)       $    (.25)
    Pro forma..................................          $     3.74          $   (.36)       $    (.30)

  Diluted net income (loss) per common share:
    As reported................................          $     3.84          $   (.18)       $    (.25)
    Pro forma..................................          $     3.68          $   (.36)       $    (.30)

The Company estimated the fair value of each option grant using the Black-Scholes option pricing model. The following assumptions were used in calculating these fair values:

                                                               Years Ended December 31,
                                                      -------------------------------------------
                                                         2001            2000           1999
                                                      -----------     -----------    ------------
CNYG COMMON STOCK:
  Risk -free interest rate.....................           4.2%            5.0%           6.3%
  Volatility...................................          39.1%           45.2%          49.7%
  Dividend Yield...............................             0%              0%             0%
  Average fair value...........................        $23.51          $29.00         $35.27

RMG COMMON STOCK:
  Risk -free interest rate.....................           4.2%              -              -
  Volatility...................................          45.4%              -              -
  Dividend Yield...............................             0%              -              -
  Average fair value...........................        $12.11               -              -

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

Stock transactions under the 1985 Stock Plan and the Employee Stock Plan are as follows:

CABLEVISION COMMON STOCK OPTIONS

                                            Shares             Stock
                                            Under           Appreciation          Stock                Option
                                            Option             Rights             Awards             Price Range
                                            ------             ------             ------             -----------
Balance, December 31, 1998........         6,157,860           6,089,548          278,250         $  6.13 - $43.50

  Granted.........................         3,108,561           1,512,449            9,180         $ 67.50 - $76.31
  Exercised/issued................        (1,174,609)         (1,740,534)               -         $  6.13 - $42.88
  Cancelled-1985 Stock Plan.......           (22,852)            (28,400)               -         $  6.13 - $42.88
  Cancelled-Employee Stock
     Plan*........................          (609,301)           (812,535)         (28,538)        $  7.13 - $12.38
                                           ---------          ----------        ---------

Balance, December 31, 1999........         7,459,659           5,020,528          258,892         $  6.13 - $76.31

  Granted.........................         3,666,800           3,435,400                -         $ 62.72 - $74.69
  Exercised/issued................        (1,677,804)         (1,959,032)               -         $  6.13 - $74.69
  Cancelled-Employee Stock
     Plan*........................          (139,783)           (132,783)        (258,892)        $  7.88 - $74.69
                                           ---------          ----------        ---------

Balance, December 31, 2000........         9,308,872           6,364,113                -         $  6.13 - $76.31

  Granted.........................           105,640              68,240                -         $ 62.63 - $76.69
  Exercised/issued................          (214,358)           (911,256)               -         $  6.91 - $74.69
  Cancelled-Employee Stock
     Plan.........................           (96,125)            (87,125)               -         $  6.13 - $74.69
                                           ---------          ----------        ---------

Converted in March 2001...........         9,104,029           5,433,972                -         $  6.91 - $76.69
                                           =========          ==========        =========

----------
*       includes stock awards paid in cash.

CNYG COMMON STOCK OPTIONS

                                                Shares         Stock
                                                Under       Appreciation        Option
                                                Option         Rights         Price Range
                                                ------         ------         -----------
Converted in March 2001.................       9,104,029      5,433,972    $  5.88 - $65.34

   Exercised/issued.....................        (267,477)      (161,302)   $  5.88 - $53.35
   Cancelled-Employee Stock Plan........        (218,759)      (214,093)   $ 23.59 - $63.63
                                               ---------      ---------

Balance, December 31, 2001..............       8,617,793      5,058,577    $  5.88 - $65.34
                                               =========      =========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

RMG COMMON STOCK OPTIONS

                                                Shares         Stock
                                                Under       Appreciation        Option
                                                Option         Rights         Price Range
                                                ------         ------         -----------
Converted in March 2001.................       4,551,989      2,716,939    $2.04 - $22.70

   Exercised/issued.....................        (148,348)      (104,073)   $2.04 - $22.11
   Cancelled- Employee Stock Plan.......        (108,309)      (105,976)   $8.20 - $22.11
                                               ---------      ---------

Balance, December 31, 2001..............       4,295,332      2,506,890    $2.04 - $22.70
                                               =========      =========

The following tables summarize significant ranges of outstanding and exercisable options at December 31, 2001:

CNYG COMMON STOCK OPTIONS

                                           Options Outstanding           Options Exercisable
                                           -------------------           -------------------
                                          Weighted        Weighted                      Weighted
                                          Average         Average                       Average
                                          Remaining       Exercise                      Exercise
Ranges of Exercise Prices      Shares   Life in Years       Price        Shares          Price
-------------------------      ------   -------------       -----        ------          -----
  $ 0.00  - $ 7.67             562,012       4.9           $ 6.10         562,012         $ 6.10
  $ 7.68  - $15.34             487,438       3.4           $ 9.98         487,438         $ 9.98
  $15.35  - $23.01               3,334       3.9           $19.14           3,334         $19.14
  $23.02  - $30.68           1,236,480       6.2           $23.60       1,236,480         $23.60
  $30.69  - $38.34              58,418       6.4           $35.32          58,418         $35.32
  $46.01  - $53.68           3,076,747       8.2           $53.35       1,058,774         $53.35
  $53.69  - $61.35           2,551,667       7.6           $57.22       1,725,075         $57.28
  $61.36  - $69.02             641,697       7.3           $64.14         497,223         $64.24
                             ---------       ---           ------       ---------         ------
                             8,617,793       7.2           $45.36       5,628,754         $40.30
                             =========       ===           ======       =========         ======

RMG COMMON STOCK OPTIONS

                                           Options Outstanding           Options Exercisable
                                           -------------------           -------------------
                                          Weighted        Weighted                      Weighted
                                          Average         Average                       Average
                                          Remaining       Exercise                      Exercise
Ranges of Exercise Prices      Shares   Life in Years       Price        Shares          Price
-------------------------      ------   -------------       -----        ------          -----
  $ 0.00  - $ 2.68              281,006      4.9           $ 2.12         281,006        $ 2.12
  $ 2.69  - $ 5.36              245,627      3.4           $ 3.47         245,627        $ 3.47
  $ 5.37  - $ 8.04                1,667      3.9           $ 6.65           1,667        $ 6.65
  $ 8.05  - $10.72              615,695      6.2           $ 8.20         615,695        $ 8.20
  $10.73  - $13.40               29,208      6.2           $12.27          29,208        $12.27
  $16.08  - $18.76            1,531,949      8.2           $18.54         522,783        $18.54
  $18.77  - $21.44            1,311,099      7.6           $19.92         886,107        $19.95
  $21.45  - $24.12              279,081      7.4           $22.41         218,476        $22.43
                              ---------      ---           ------       ---------        ------
                              4,295,332      7.2           $15.75       2,800,569        $13.97
                              =========      ===           ======       =========        ======

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

LONG-TERM INCENTIVE PLAN

Pursuant to the Company's Long-Term Incentive Plan, the Company has granted cash awards to senior executives that vest over varying periods, some of which are performance based. Certain senior executives have also received performance retention awards under the plan, vesting over 7 years, aggregating $111,000. The terms of the award provide that the executive may request a loan from the Company in the amount of the award prior to its vesting, subject to certain limitations, provided that such loan is secured by a lien in favor of the Company on property owned by the executive. As of December 31, 2001, $28,294 had been advanced in respect of this plan. In connection with this plan, the Company has recorded expense as follows:

             Years Ended
             December 31,             CNYG                 RMG             Total Company
             ------------             ----                 ---             -------------
                 2001               $ 3,352               $2,992              $ 6,344
                 2000                13,271                3,408               16,679
                 1999                24,282                5,890               30,172

NOTE 15. COMMITMENTS AND CONTINGENCIES

The Company, through Rainbow Media Holdings, has entered into several contracts, including rights agreements, with professional sports teams and others relating to cable television programming. In addition, Rainbow Media Holdings, through MSG, has employment agreements with players, general managers and coaches of its professional sports teams. The contracts provide for payments which are guaranteed regardless of injury or termination. Certain of these contracts are covered by disability insurance if certain conditions are met. The future cash payments reflected below do not include the impact of potential insurance recoveries. The Company also has certain payment commitments associated with the construction of a new practice facility by MSG.

In addition, the table below includes the Company's minimum purchase commitments for digital boxes (approximately $1,325,000 through 2004), minimum contractual payment commitments to a satellite manufacturer in connection with the construction and launch of a direct broadcast satellite and certain other obligations pursuant to contracts entered into in the normal course of business.

Future cash payments required under these contracts as of December 31, 2001 are as follows:

                                                                   Total
                                CNYG             RMG              Company
                                ----             ---              -------
           2002              $  767,193        $ 55,224         $  822,417
           2003                 588,243          56,626            644,869
           2004                 741,032          55,049            796,081
           2005                 132,853          28,452            161,305
           2006                 118,397          29,933            148,330
           Thereafter           982,841         117,260          1,100,101
                             ----------        --------         ----------
           Total             $3,330,559        $342,544         $3,673,103
                             ==========        ========         ==========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

At December 31, 2001, approximately $63,014 of commitments, included in the table above, relating to player contracts have been accrued and are reflected in the accompanying consolidated balance sheets.

In addition to the above amounts, the Company may also be obligated to pay the National Basketball Association ("NBA") a luxury tax in each year pursuant to the NBA/NBPA collective bargaining agreement, which is in effect through June 30, 2004 and which may be extended for one year by the NBA. The ultimate calculation of any amount due would be based on a formula established by the agreement. The tax is based on the amount by which the team's salary, as defined in the agreement, exceeds a luxury tax "trigger."

During 2001, businesses attributed to RMG secured carriage commitments with certain multiple system operators under long-term affiliation agreements, in exchange for which such businesses agreed to make payments when certain launch thresholds are met conditioned upon continued carriage. These businesses are contingently liable through 2003 for additional payments of up to $12,850.

NOTE 16. OTHER MATTERS

The Company is party to various lawsuits, some involving substantial amounts. Management does not believe that the resolution of these lawsuits will have a material adverse impact on the financial position of the Company. See Note 12 regarding the At Home litigation.

NOTE 17. DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE TRADE, NOTES AND OTHER RECEIVABLES, PREPAID EXPENSES AND OTHER ASSETS, ADVANCES TO AFFILIATES, ACCOUNTS PAYABLE AND ACCRUED LIABILITIES.

The carrying amount approximates fair value due to the short maturity of these instruments.

DERIVATIVE CONTRACTS AND LIABILITIES UNDER DERIVATIVE CONTRACTS

Derivative contracts are carried at fair value based on dealer quotes.

AT HOME WARRANTS

The fair value of the At Home warrants at December 31, 2000 is based upon the Black-Scholes pricing model.

INVESTMENT SECURITIES AVAILABLE-FOR-SALE AND INVESTMENT SECURITIES PLEDGED AS COLLATERAL

Marketable securities are carried at their fair value based upon quoted market prices.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

BANK DEBT, COLLATERALIZED INDEBTEDNESS, SENIOR NOTES AND DEBENTURES, SUBORDINATED NOTES AND DEBENTURES AND REDEEMABLE EXCHANGEABLE PREFERRED STOCK OF CSC HOLDINGS

The fair values of each of the Company's debt instruments and redeemable preferred stock of CSC Holdings are based on quoted market prices for the same or similar issues or on the current rates offered to the Company for instruments of the same remaining maturities.

INTEREST RATE SWAP AGREEMENTS

Interest rate swap agreements in 2001 are carried at fair value based on dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate agreements, taking into consideration current interest rates and the current creditworthiness of the counterparties.

The fair value of the Company's financial instruments are summarized as follows:

                                                                                           December 31, 2001
                                                                                  ----------------------------------
                                                                                     Carrying          Estimated
                                                                                      Amount           Fair Value
                                                                                  ---------------    ---------------
CNYG:
Long term debt instruments:
   Bank debt.............................................................            $1,045,041         $1,045,041
   Collateralized indebtedness ..........................................             1,572,372          1,583,452
   Senior notes and debentures...........................................             3,690,845          3,703,029
   Subordinated notes and debentures.....................................               599,054            649,412
   Redeemable exchangeable preferred stock of CSC Holdings...............             1,544,294          1,649,014
                                                                                  ---------------    ---------------
                                                                                     $8,451,606         $8,629,948
                                                                                  ===============    ===============
                                                                                           December 31, 2000
                                                                                  ----------------------------------
                                                                                     Carrying          Estimated
                                                                                      Amount           Fair Value
                                                                                  ---------------    ---------------
CNYG:
At Home warrants.........................................................            $   108,452        $  108,452
                                                                                  ===============    ===============
Long term debt instruments:
   Bank debt.............................................................            $2,319,661         $2,319,661
   Senior notes and debentures...........................................             2,693,208          2,633,960
   Subordinated notes and debentures.....................................             1,048,648          1,099,750
   Redeemable exchangeable preferred stock of CSC Holdings...............             1,544,294          1,642,921
                                                                                  ---------------    ---------------
                                                                                     $7,605,811         $7,696,292
                                                                                  ===============    ===============
Interest rate swap agreements:
   In a net payable position.............................................            $        -         $    1,980
                                                                                  ===============    ===============

RMG:
Bank debt................................................................            $  363,771         $  363,771
                                                                                  ===============    ===============

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

NOTE 18. SEGMENT INFORMATION

The Company classifies its business interests into four segments:
Telecommunication Services, consisting principally of its cable television, telephone and cable modem services operations; Rainbow Media Group, consisting principally of interests in national and regional cable television programming networks; MSG, which owns and operates professional sports teams, regional cable television networks, live productions and entertainment venues; and Retail Electronics, which represents the operations of Cablevision Electronics' retail electronics stores.

The Company's reportable segments are strategic business units that are managed separately. The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income (loss) before depreciation and amortization, stock plan and long-term incentive plan expenses, restructuring charges, and the costs of year 2000 remediation). The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Information as to the operations of the Company's business segments is set forth below.

                                                                           Years Ended December 31,
                                                               ---------------------------------------------------
                                                                      2001              2000             1999
                                                                      ----              ----             ----
REVENUES
Telecommunication Services.................................       $2,275,525        $2,328,194        $2,151,308
MSG........................................................          841,912           876,397           785,234
Retail Electronics.........................................          678,571           693,354           603,294
All Other..................................................           36,298            48,485            61,891
                                                                  ----------        ----------        ----------
   Cablevision NY Group....................................        3,832,306         3,946,430         3,601,727

Rainbow Media Group........................................          588,905           484,816           361,756
Eliminations...............................................          (16,665)          (20,198)          (20,498)
                                                                  ----------      ------------      ------------
         Total.............................................       $4,404,546        $4,411,048        $3,942,985
                                                                  ==========        ==========        ==========

                                                                            Years Ended December 31,
                                                               ---------------------------------------------------
                                                                      2001              2000             1999
                                                                      ----              ----             ----
ADJUSTED OPERATING CASH FLOW (UNAUDITED)
Telecommunication Services.................................          $896,838      $   931,081       $   916,233
MSG........................................................            82,579          171,483           142,606
Retail Electronics.........................................           (76,549)         (56,520)          (37,934)
All Other..................................................          (128,002)         (93,600)          (91,858)
                                                                     --------      -----------       -----------
   Cablevision NY Group....................................           774,866          952,444           929,047

Rainbow Media Group........................................           126,116          120,453            87,902
                                                                     --------      -----------       -----------
         Total.............................................          $900,982      $ 1,072,897       $ 1,016,949
                                                                     ========      ===========       ===========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

                                                                          December 31,
                                                               ----------------------------------
                                                                     2001             2000
                                                                     ----             ----
ASSETS
Telecommunication Services..................................      $ 5,286,628       $4,521,775
MSG.........................................................        1,824,150        1,891,993
Retail Electronics..........................................          227,925          278,209
Corporate, other and intersegment eliminations..............        1,909,036        1,094,712
                                                                  -----------       ----------
   Cablevision NY Group....................................        9,247,739         7,786,689

Rainbow Media Group.........................................        1,246,682          843,789
Intersegment eliminations...................................         (277,621)        (357,188)
                                                                  -----------       ----------
   Total....................................................      $10,216,800       $8,273,290
                                                                  ===========       ==========

A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:

                                                                             Years Ended December 31,
                                                                ---------------------------------------------------
                                                                      2001             2000              1999
                                                                      ----             ----              ----
REVENUES
Total revenue for reportable segments........................      $4,384,913      $4,382,761        $3,901,592
Other revenue and intersegment eliminations..................          19,633          28,287            41,393
                                                                   ----------      ----------        ----------
   Total consolidated revenue................................      $4,404,546      $4,411,048        $3,942,985
                                                                   ==========      ==========        ==========

ADJUSTED OPERATING CASH FLOW TO NET INCOME (LOSS)
   (UNAUDITED)
Total adjusted operating cash flow for reportable segments...      $1,028,984      $1,166,497        $1,108,807
Other adjusted operating cash flow deficit...................        (128,002)        (93,600)          (91,858)
Items excluded from adjusted operating cash flow
   Depreciation and amortization.............................      (1,141,229)     (1,018,246)         (893,797)
   Stock plan income (expense)...............................          44,973         (67,516)         (225,617)
   Long-term incentive plan expense..........................          (6,344)        (16,679)          (30,172)
   Restructuring charges.....................................         (56,442)              -                 -
   Year 2000 remediation.....................................               -          (3,473)          (41,477)
   Interest expense..........................................        (544,004)       (569,251)         (470,549)
   Interest income...........................................          18,028           6,636             4,809
   Equity in net loss of affiliates..........................         (67,996)        (16,685)          (19,234)
   Gain on sale of cable assets and programming interests,
     net.....................................................       2,175,927       1,209,865                 -
   Impairment charges on investments.........................        (108,864)       (146,429)          (15,100)
   Gain on investments, net..................................         109,767               -            10,861
   Write-off of deferred financing costs.....................         (18,770)         (5,209)           (4,425)
   Gain on derivative contracts, net.........................         281,752               -                 -
   Loss on redemption of notes...............................         (15,348)              -                 -
   Gain on termination of At Home agreement..................          25,190               -                 -
   Minority interests........................................        (384,014)       (164,679)         (120,524)
   Miscellaneous, net........................................         (18,143)         (9,509)           (5,688)
                                                                   ----------      ----------        -----------
     Net income (loss) before income taxes...................      $1,195,465      $  271,722       $  (793,964)
                                                                   ==========      ==========       ===========

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

NOTE 19. INTERIM FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of selected quarterly financial data for the years ended December 31, 2001 and 2000.

2001:                                 March 31,         June 30,      September 30,    December 31,       Total
                                      ---------         --------      -------------    ------------       -----
                                       2001               2001            2001            2001            2001
                                       ----               ----            ----            ----            ----
Revenues, net...................     $1,049,536        $1,061,988      $1,003,781      $1,289,241       $4,404,546
Operating expenses..............      1,105,793         1,018,997       1,052,707       1,485,109        4,662,606
                                     ----------       -----------     -----------     -----------      -----------
Operating income (loss).........     $  (56,257)       $   42,991      $  (48,926)     $ (195,868)      $ (258,060)
                                     ==========       ===========     ===========     ===========      ===========

Net income (loss)...............     $1,127,875        $  238,490      $  (77,063)     $ (281,569)      $1,007,733
                                     ==========       ===========     ===========     ===========      ===========

CNYG COMMON STOCK:

Basic net income (loss) per
   common share.................     $     6.49        $     (.69)      $    (.46)     $    (1.57)      $     3.75
                                     ==========       ===========     ===========     ===========      ===========

Diluted net income (loss) per
   common share.................     $     6.32        $     (.69)      $    (.46)     $    (1.57)      $     3.71
                                     ==========       ===========     ===========     ===========      ===========

RMG COMMON STOCK:

Basic net income (loss) per
   common share................      $     (.10)       $     4.11       $     .05      $     (.06)      $     3.91
                                     ==========       ===========     ===========     ===========      ===========

Diluted net income (loss) per
   common share.................     $     (.10)       $     4.04       $     .05      $     (.06)      $     3.84
                                     ==========       ===========     ===========     ===========      ===========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

2000:                                 March 31,         June 30,      September 30,    December 31,       Total
                                      ---------         --------      -------------    ------------       -----
                                         2000             2000            2000            2000             2000
                                         ----             ----            ----            ----             ----
Revenues, net...................     $1,048,224        $1,081,577      $1,035,548      $1,245,699       $4,411,048
Operating expenses..............        988,493         1,066,279       1,009,152       1,380,141        4,444,065
                                     ----------       -----------     -----------     -----------      -----------
Operating income (loss).........     $   59,731        $   15,298      $   26,396      $ (134,442)      $  (33,017)
                                     ==========       ===========     ===========     ===========      ===========

Net income (loss)...............     $ (115,495)       $ (171,748)     $  (40,142)     $  556,638       $  229,253
                                     ==========       ===========     ===========     ===========      ===========

CNYG COMMON STOCK:

Basic net income (loss) per
  common share..................     $     (.70)       $    (1.03)     $     (.23)     $     3.35       $     1.41
                                     ==========       ===========     ===========     ===========      ===========

Diluted net income (loss) per
  common share..................     $     (.70)       $    (1.03)     $     (.23)     $     3.29       $     1.38
                                     ==========       ===========     ===========     ===========      ===========

RMG COMMON STOCK:

Basic net income (loss) per
  common share..................     $     (.07)       $      .08      $      .01      $     (.34)      $     (.18)
                                     ==========       ===========     ===========     ===========      ===========

Diluted net income (loss) per
  common share..................     $     (.07)       $      .08      $      .01      $     (.34)      $     (.18)
                                     ==========        ==========      ==========      ==========       ==========

Net income (loss) per share amounts for each quarter are required to be computed independently. As a result, their sum may not equal the total year net income
(loss) per share.

NOTE 20. COMBINING FINANCIAL INFORMATION

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

RMG represents a combination of certain assets, liabilities and businesses owned by Cablevision, consisting of: (i) interests in five nationally-distributed entertainment programming networks, (ii) interests in five regional Fox Sports Net networks outside of the New York metropolitan area, (iii) an interest in National Sports Partners, which owns and distributes Fox Sports Net, (iv) an interest in National Advertising Partners, which provides advertising representation services to all of the Fox Sports Net networks, (v) Rainbow Network Communications, a full service network programming origination and distribution company and (vi) certain developmental activities of Cablevision's Rainbow Media Holdings subsidiary.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

The combined financial statements of RMG include the accounts of the following consolidated subsidiaries of Cablevision:

      American Movie Classics Company
        AMC includes the American Movie Classics and WE: Women's Entertainment programming services;
      Bravo Company
        Bravo includes the Bravo and Independent Film Channel programming services;
      MuchMusic USA Venture;
      SportsChannel Ohio Associates (also known as Fox Sports Net Ohio); SportsChannel Florida Associates (also known as Fox Sports Net Florida); Rainbow Network Communications; and
      Sterling Digital LLC.

All significant intra-group transactions and balances have been eliminated in combination.

CNYG represents a combination of assets, liabilities and businesses owned by Cablevision which have not been attributed to RMG. These assets, liabilities and businesses include: (i) cable television businesses, including Cablevision's residential telephone and high-speed cable modem businesses, (ii) commercial telephone and internet operation businesses, (iii) retail electronics businesses, (iv) Cablevision's interests in New York metropolitan area sports and entertainment businesses including Madison Square Garden, Radio City Music Hall, MSG Network, Fox Sports Net New York and professional sports teams, (v) motion picture theater businesses, (vi) advertising sales representation businesses, (vii) equity interests in certain direct broadcast satellite assets and interests in a wireless personal communications business, and (viii) certain marketable equity securities.

The combined financial statements of CNYG include the accounts of all consolidated subsidiaries of Cablevision that have not been attributed to RMG. All significant intra-group transactions and balances have been eliminated in combination. Cablevision's interests in less than majority-owned entities are carried on the equity method.

Even though Cablevision has attributed certain assets, liabilities, revenue and cash flows to each of RMG and CNYG, that attribution does not change the legal title to any assets or responsibility for any liabilities and does not affect the rights of any creditors. Further, financial results of one group that affect Cablevision's consolidated financial condition could affect the financial position or results of operations of the other group. Any dividends or distributions on, or repurchases of, Cablevision stock will reduce the assets of Cablevision legally available for dividends on RMG and CNYG stock. Accordingly, holders of CNYG common stock and RMG tracking stock will continue to be subject to risks associated with an investment in a single corporation and in all of Cablevision's businesses, assets and liabilities.

Amounts in the combined financial statements of CNYG and RMG presented below reflect Cablevision's basis in the net assets of the combined businesses. However, minority interests in the net assets and in the results of operations of these businesses are not reflected. Such minority

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

interests are recorded in the consolidated financial statements of Cablevision.

However, the combined statements of operations of CNYG and RMG presented below include the amount of net income or loss attributable to parties other than the Cablevision shareholders. Such amounts represent the allocation of minority interests which are presented in Cablevision's consolidated financial statements, in the net income or loss of CNYG and RMG.

The combined financial data of RMG and CNYG reflects the application of certain allocation and cash management policies of Cablevision. Cablevision's board of directors may modify or rescind any of these allocation policies without the approval of the stockholders, although no such changes have been made or are currently contemplated. Any such changes adopted by the board of directors would be made based upon its good faith business judgment of Cablevision's best interests, taking into consideration the best interests of all Cablevision shareholders. Management believes that these allocations have been made on a reasonable basis. However, it is not practicable to determine whether the allocated amounts represent amounts that might have been incurred on a stand-alone basis, as there are no company-specific or comparable industry benchmarks with which to make such estimates.

Cablevision attributes general and administrative costs to RMG and CNYG as follows:

       - The costs of maintaining corporate headquarters and facilities are allocated based upon specific usage measured by proportionate square footage.

       - Certain employee benefit costs and utilities are allocated based upon proportionate headcount.

       - Costs of common support functions (such as human resources, legal, accounting, tax, audit, treasury, strategic planning, investor relations, information technology, etc.) have been allocated to the groups based on their actual usage of those services, to the extent actual usage is determinable.

       - The costs of common support functions not allocated based on actual usage, principally salaries of corporate executives, are allocated based upon management's estimate of the level of effort expended on each business unit based on historical trends.

       - In addition, Cablevision charges the businesses attributed to RMG and CNYG their proportionate share of the expense or benefit related to Cablevision's stock plan and Cablevision's long-term incentive plan. Such charges are based upon the cost directly attributed to the specific employees of the business units together with an allocation of the expense or benefit related to corporate executives based upon management's estimate of the level of effort expended on each business unit. Amounts accrued for the stock plan and long-term incentive plan as of December 31, 2001 and 2000, respectively, and included in accrued employee related costs in the accompanying combined balance sheets are as follows:

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)


                                                                                          Total
                         December 31,         CNYG                  RMG                  Company
                         ------------         ----                  ---                  -------
                             2001          $  69,929            $24,242               $  94,171
                             2000            172,815             50,141                 222,956

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

Further, RMG is responsible to CNYG for its share of any consolidated income tax liabilities determined in accordance with the policy. RMG's share of such liabilities is generally determined by reference to the amount of tax that RMG would owe on a separately filed tax return. Accordingly, CNYG and RMG will realize the benefits of their respective tax attributes when they generate sufficient taxable income to utilize such attributes.

Corporate costs allocated to CNYG and RMG are as follows:

                                                           Years Ended December 31,
                          -------------------------------------------------------------------------------------------
                                    2001                         2000                              1999
                          -------------------------   --------------------------        ---------------------------
                             CNYG          RMG          CNYG              RMG              CNYG             RMG
                             ----          ---          ----              ---              ----             ---
Corporate general and
  administrative..........  $109,820     $ 35,214     $ 89,234         $ 28,199         $ 73,308          $ 18,595
Year 2000 remediation.....         -            -        3,424               49           38,666             2,813
Stock plan expense
  (income)................   (34,597)     (10,376)      54,556           12,960          209,378            16,239
Long-term incentive
  plan expense............     3,352        2,992       13,271            3,408           24,282             5,890
Health and welfare plans..    59,264        3,240       47,470            2,585           37,464             1,746
Pension & 401(k) plans....    34,542        2,995       14,895            1,045           11,510               810

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

                          COMBINING BALANCE SHEET DATA
                                December 31, 2001

                                                                                                Adjustments/
                                                      CNYG                    RMG               Eliminations          Cablevision
                                                      ----                    ---               ------------          -----------
ASSETS

Current Assets

   Cash and cash equivalents...................    $    55,842            $    52,148           $          -         $   107,990
   Accounts receivable trade (less allowance
     for doubtful accounts of $24,328, $6,916
     and $31,244)..............................        225,005                110,803                      -             335,808
   Notes and other receivables, current........         61,725                 12,169                      -              73,894
   Inventory, prepaid expenses and other
     current assets............................        210,066                 13,793                      -             223,859
   Feature film inventory, net.................            461                 70,787                      -              71,248
   Advances to affiliates......................        227,620                 92,930               (199,859)            120,691
   Derivative contracts, current...............          5,378                      -                      -               5,378
                                                 -------------          -------------         --------------        ------------
     Total current assets......................        786,097                352,630               (199,859)            938,868
Property, plant and equipment, net.............      4,014,942                 62,784                      -           4,077,726
Investments in affiliates......................         30,520                 48,355                   (165)             78,710
Advances to affiliates, long-term..............         94,087                      -                      -              94,087
Investment securities available-for-sale.......              -                    158                      -                 158
Investment securities pledged as collateral....      1,527,890                      -                      -           1,527,890
Other investments..............................         20,483                      -                      -              20,483
Notes and other receivables....................         72,744                      -                      -              72,744
Derivative contracts...........................        262,317                      -                      -             262,317
Other assets...................................          9,421                 12,202                      -              21,623
Long-term feature film inventory, net..........              -                344,949                      -             344,949
Deferred tax asset.............................         77,597                      -                (77,597)                  -
Deferred carriage fees, net....................              -                178,836                      -             178,836
Net assets held for sale.......................              -                      -                      -                   -
Franchises, net of accumulated amortization of
   $971,341....................................        732,301                      -                      -             732,301
Affiliation and other agreements, net of
   accumulated amortization of $251,382,
   $146,633 and $398,015.......................         84,969                128,518                      -             213,487
Excess costs over fair value of net assets
   acquired and other intangible assets, net
   of accumulated amortization of $958,023,
   $46,896 and $1,004,919......................      1,421,785                116,798                      -           1,538,583
Deferred financing, acquisition and other
   costs, net of accumulated amortization of
   $55,729, $5,097 and $60,826.................        112,586                  1,452                      -             114,038
                                                 -------------          -------------         --------------        ------------
                                                   $ 9,247,739            $ 1,246,682           $   (277,621)       $ 10,216,800
                                                 =============          =============         ==============        ============

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

                          COMBINING BALANCE SHEET DATA (cont'd)
                                December 31, 2001

                                                                                    Adjustments/
                                                      CNYG              RMG         Eliminations          Cablevision
                                                      ----              ---         ------------          -----------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities

   Accounts payable...............................  $  419,934      $   40,023      $      6,988          $   466,945
   Accrued liabilities:
     Interest.....................................     116,060               -                 -              116,060
     Employee related costs.......................     317,305          41,796                 -              359,101
     Other........................................     428,076          50,964                 -              479,040
   Accounts payable affiliates....................      55,542         151,305          (206,847)                   -
   Feature film and contract obligations..........       6,922          57,837                 -               64,759
   Current portion of bank debt...................       3,694               -                 -                3,694
   Current portion of capital lease obligations...      25,367           4,967                 -               30,334
                                                   -------------  --------------- ----------------       --------------
       Total current liabilities..................   1,372,900         346,892          (199,859)           1,519,933
Feature film and contract obligations, long-term..      60,989         254,571                 -              315,560
Deferred revenue..................................     131,436           5,792                 -              137,228
Deferred tax liability............................           -         144,219           (77,597)              66,622
Liabilities under derivative contracts............     226,295               -                 -              226,295
Other long-term liabilities.......................     150,304               -                 -              150,304
Bank debt, long-term..............................   1,041,347               -                 -            1,041,347
Collateralized indebtedness.......................   1,572,372               -                 -            1,572,372
Senior notes and debentures.......................   3,690,845               -                 -            3,690,845
Subordinated notes and debentures ................     599,054               -                 -              599,054
Capital lease obligations, long-term..............      53,441          20,464                 -               73,905
                                                   -------------  --------------- ----------------       --------------
   Total liabilities..............................   8,898,983         771,938          (277,456)           9,393,465

Deficit investments...............................           -             165              (165)                   -

Minority interests................................           -               -           864,947              864,947

Preferred Stock of CSC Holdings, Inc..............   1,544,294               -                 -            1,544,294

Commitments and contingencies

Total stockholders' deficiency....................  (1,195,538)        474,579          (864,947)          (1,585,906)
                                                   -------------  --------------- ----------------       --------------
                                                    $9,247,739      $1,246,682      $   (277,621)         $10,216,800
                                                   =============  =============== ================       ==============

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

                          COMBINING BALANCE SHEET DATA
                                December 31, 2000

                                                                                    Adjustments/
                                                       CNYG              RMG        Eliminations       Cablevision
                                                       ----              ---        ------------       -----------
ASSETS

Current Assets

   Cash and cash equivalents..................      $   37,912         $      28    $          -       $   37,940
   Accounts receivable trade (less allowance
     for doubtful accounts of $26,933,
     $11,945 and $38,878).....................         229,151            75,262               -          304,413

   Notes and other receivables, current.......          93,860             9,725               -          103,585
   Inventory, prepaid expenses and other
   current assets.............................         269,075             7,695               -          276,770

   Feature film inventory, net................           1,955            61,017               -           62,972
   Advances to affiliates.....................         320,075            63,132        (354,821)          28,386

   Derivative contracts, current..............               -                 -               -                -
   Net assets held for sale...................         309,423                 -               -          309,423
                                                  --------------     ------------ ----------------   --------------
       Total current assets...................       1,261,451           216,859        (354,821)       1,123,489
Property, plant and equipment, net............       3,223,485            62,189               -        3,285,674
Investments in affiliates.....................          43,471            56,120          (2,367)          97,224
Advances to affiliates, long-term.............          68,133                 -               -           68,133
Investment securities available-for-sale......         811,046               572               -          811,618
Investment securities pledged as collateral...               -                 -               -                -
Other investments.............................         116,940                 -               -          116,940
Notes and other receivables...................          45,781                 -               -           45,781
Derivative contracts..........................               -                                 -                -
Other assets..................................           9,118            10,500               -           19,618
Long-term feature film inventory, net.........           5,734           278,502               -          284,236
Deferred carriage fees, net...................                            17,341               -           17,341
Franchises, net of accumulated amortization
   of $777,526................................         422,900                 -                          422,900
Affiliation and other agreements, net of
   accumulated amortization of $250,760,
   $101,578 and $352,338......................         127,686           135,209               -          262,895
Excess costs over fair value of net assets
   acquired and other intangible assets, net
   of accumulated amortization of $745,622,
   $62,561 and $808,183.......................       1,542,265            59,510               -        1,601,775
Deferred financing, acquisition and other
   costs, net of accumulated amortization of
   $54,945, $2,094 and $57,039................         108,679             6,987               -          115,666
                                                  --------------     ------------ ----------------   --------------
                                                   $ 7,786,689          $843,789    $   (357,188)      $8,273,290
                                                  ==============     ============ ================   ==============

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

                      COMBINING BALANCE SHEET DATA (Cont'd)
                                December 31, 2000

                                                                                            Adjustments/
                                                            CNYG              RMG           Eliminations     Cablevision
                                                            ----              ---           ------------     -----------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities

   Accounts payable...............................      $   410,743        $   50,597        $   10,514       $  471,854
   Accrued liabilities:
     Interest.....................................          119,014             1,018                 -          120,032
     Employee related costs.......................          365,220            61,251                 -          426,471
     Other........................................          462,232            25,766                 4          488,002
   Accounts payable affiliates....................           50,403           314,935          (365,338)               -
   Feature film and contract obligations..........            8,705            51,557                 -           60,262
   Current portion of bank debt...................           11,497            35,771                 -           47,268
   Current portion of capital lease obligations...           33,077             4,471                 -           37,548
                                                      ---------------    --------------    --------------   --------------
       Total current liabilities..................        1,460,891           545,366          (354,820)       1,651,437
Feature film and contract obligations, long-term..           69,806           201,415                 -          271,221
Deferred revenue..................................          144,222             6,520                 -          150,742
Other long-term liabilities.......................          142,845                 -                 -          142,845
Bank debt, long-term..............................        2,308,164           328,000                 -        2,636,164
Senior notes and debentures.......................        2,693,208                 -                 -        2,693,208
Subordinated notes and debentures.................        1,048,648                 -                 -        1,048,648
Capital lease obligations, long-term..............           51,431            25,194                 -           76,625
                                                      ---------------    --------------    --------------   --------------
   Total liabilities..............................        7,919,215         1,106,495          (354,820)       8,670,890

Deficit investments...............................                -             2,367            (2,367)               -

Minority interests................................                -                 -           587,985          587,985

Preferred Stock of CSC Holdings, Inc..............        1,544,294                 -                 -        1,544,294

Commitments and contingencies

Total stockholders' deficiency....................       (1,676,820)         (265,073)         (587,986)      (2,529,879)
                                                      ---------------    --------------    --------------   --------------
                                                        $ 7,786,689        $  843,789        $ (357,188)      $8,273,290
                                                      ===============    =============     =============    =============

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

                      COMBINING RESULTS OF OPERATIONS DATA

                                                                           Year Ended December 31, 2001
                                                             -------------------------------------------------------
                                                                                         Adjustments/
                                                                CNYG           RMG       Eliminations   Cablevision
                                                                ----           ---       ------------   -----------
Revenues, net ..........................................    $3,832,306       $588,905       $(16,665)    $4,404,546
                                                            ----------       --------       ---------    ----------
Operating expenses:
  Technical and operating ..............................     1,537,301        246,349        (16,665)     1,766,985
  Retail electronics cost of sales .....................       563,423              -              -        563,423

  Selling, general and administrative ..................       846,896        181,226        106,405      1,134,527
  Restructuring charges ................................        44,772         11,670              -         56,442
  Corporate general and administrative
    allocation .........................................        78,575         27,830       (106,405)             -
  Depreciation and amortization ........................     1,098,920         42,309              -      1,141,229
                                                            ----------       --------       --------      ---------
                                                             4,169,887        509,384        (16,665)     4,662,606
                                                            ----------       --------       --------      ---------
Operating income (loss) ................................      (337,581)        79,521              -       (258,060)
                                                            ----------       --------       --------      ---------

Other income (expense):
  Interest expense, net ................................      (515,091)       (10,885)             -       (525,976)
  Equity in net loss of affiliates .....................       (62,775)        (5,221)             -        (67,996)
  Gain on sale of cable assets and
    programming interests, net .........................     1,429,617        746,310              -      2,175,927
  Impairment charges on investments ....................      (108,452)          (412)             -       (108,864)
  Gain on investments, net .............................       109,767              -              -        109,767
  Write-off of deferred financing costs ................       (11,337)        (7,433)             -        (18,770)
  Gain on derivative contracts, net ....................       281,752              -              -        281,752

  Loss on redemption of notes ..........................       (15,348)             -              -        (15,348)
  Gain on  termination of At Home agreement ............        25,190              -              -         25,190
  Minority interests ...................................             -              -       (384,014)      (384,014)
  Miscellaneous, net ...................................       (18,162)            19              -        (18,143)
                                                            ----------       --------       --------      ---------
                                                             1,115,161        722,378       (384,014)     1,453,525
                                                            ----------       --------       --------      ---------
Income (loss) before income taxes ......................       777,580        801,899       (384,014)     1,195,465
   Income tax benefit (expense) ........................        39,094       (226,826)             -       (187,732)
                                                            ----------       --------       --------      ---------
Net income (loss) ......................................       816,674        575,073       (384,014)     1,007,733
  Dividend requirement applicable to Preferred Stock .......  (174,516)             -        174,516              -
                                                            ----------       --------       --------      ---------
Net income (loss) ......................................       642,158        575,073       (209,498)     1,007,733
Net income or loss attributed to parties other than
Cablevision shareholders ..................                     15,574       (225,072)       209,498              -
                                                            ----------       --------       --------      ---------
Net income (loss) attributed to   Cablevision
shareholders .............................                    $657,732       $350,001       $      -     $1,007,733
                                                            ==========       ========       ========      =========

                                                                           Year Ended December 31, 2000
                                                             -------------------------------------------------------
                                                                                          Adjustments/
                                                                CNYG           RMG        Eliminations  Cablevision
                                                                ----           ---        ------------  -----------

Revenues, net ..........................................    $3,946,430       $484,816       $(20,198)    $4,411,048
                                                            ----------       --------       --------      ----------
Operating expenses:
  Technical and operating ..............................     1,529,669        187,436        (20,198)     1,696,907
  Retail electronics cost of sales .....................       549,978              -              -        549,978

  Selling, general and administrative ..................       828,529        148,777        201,628      1,178,934
  Restructuring charges ................................             -              -              -              -
  Corporate general and administrative
    allocation .........................................       157,061         44,567       (201,628)             -
  Depreciation and amortization ........................       973,335         44,911              -      1,018,246
                                                            ----------       --------       --------      ---------
                                                             4,038,572        425,691        (20,198)     4,444,065
                                                            ----------       --------       --------      ---------
Operating income (loss) ................................       (92,142)        59,125              -       (33,017)
                                                            ----------       --------       --------      ---------
Other income (expense):
  Interest expense, net ................................      (512,019)       (50,596)             -       (562,615)

  Equity in net loss of affiliates .....................          (724)       (15,961)             -        (16,685)
  Gain on sale of cable assets and
    programming interests, net .........................     1,204,150          5,715              -      1,209,865
  Impairment charges on investments ....................      (139,682)        (6,747)             -       (146,429)
  Gain on investments, net .............................             -              -              -              -
  Write-off of deferred financing costs ................        (5,209)             -              -         (5,209)
  Gain on derivative contracts, net ....................             -              -              -              -

  Loss on redemption of notes ..........................             -              -              -              -
  Gain on  termination of At Home agreement ............             -              -              -              -
  Minority interests ...................................             -              -       (164,679)      (164,679)
  Miscellaneous, net ...................................        (9,284)          (225)             -         (9,509)
                                                            ----------       --------       --------      ---------
                                                               537,232        (67,814)      (164,679)       304,739
                                                            ----------       --------       --------      ---------
Income (loss) before income taxes ......................       445,090         (8,689)      (164,679)       271,722
   Income tax benefit (expense) ........................       (42,469)             -              -        (42,469)
                                                            ----------       --------       --------      ---------
Net income (loss) ......................................       402,621         (8,689)      (164,679)       229,253
  Dividend requirement applicable to Preferred Stock .......  (165,304)             -        165,304              -
                                                            ----------       --------       --------      ---------
Net income (loss) ......................................       237,317         (8,689)           625        229,253
Net income or loss attributed to parties
  other than Cablevision shareholders ..................         8,002         (7,377)          (625)             -
                                                            ----------       --------       --------      ---------
Net income (loss) attributed to
  Cablevision shareholders .............................      $245,319       $(16,066)      $      -       $ 229,253
                                                            ==========       ========       ========      =========

                                                                          YEAR ENDED DECEMBER 31, 1999
                                                             -------------------------------------------------------
                                                                                          Adjustments/
                                                                CNYG           RMG        Eliminations  Cablevision
                                                                ----           ---        ------------  -----------
Revenues, net ..........................................    $3,601,727       $361,756       $(20,498)    $3,942,985
                                                            ----------       --------       --------      ----------
Operating expenses:

  Technical and operating ..............................     1,409,543        146,378        (20,498)     1,535,423
  Retail electronics cost of sales .....................       484,760              -              -        484,760
  Selling, general and administrative ..................       743,735        111,692        347,692      1,203,119
  Restructuring charges ................................             -              -              -              -
  Corporate general and administrative
    allocation .........................................       306,968         40,724       (347,692)             -
  Depreciation and amortization ........................       853,895         39,902              -        893,797
                                                            ----------       --------       --------      ---------
                                                             3,798,901        338,696        (20,498)     4,117,099
                                                            ----------       --------       --------      ---------
Operating income (loss) ................................      (197,174)        23,060              -       (174,114)
                                                            ----------       --------       --------      ---------
Other income (expense):
  Interest expense, net ................................      (432,792)       (32,948)             -       (465,740)

  Equity in net loss of affiliates .....................       (11,560)        (7,674)             -        (19,234)
  Gain on sale of cable assets and
    programming interests, net .........................             -              -              -              -
  Impairment charges on investments ....................       (15,100)             -              -        (15,100)
  Gain on investments, net .............................        10,861              -              -         10,861
  Write-off of deferred financing costs ................        (3,012)             -         (1,413)        (4,425)
  Gain on derivative contracts, net ....................             -              -              -              -

  Loss on redemption of notes ..........................             -              -              -              -
  Gain on  termination of At Home agreement ............             -              -              -              -
  Minority interests ...................................             -              -       (120,524)      (120,524)
                                                                (5,386)        (1,715)         1,413         (5,688)
                                                            ----------       --------       --------      ---------
                                                              (456,989)       (42,337)      (120,524)      (619,850)
                                                            ----------       --------       --------      ---------
Income (loss) before income taxes ......................      (654,163)       (19,277)      (120,524)      (793,964)
                                                                (6,643)             -              -         (6,643)
                                                            ----------       --------       --------      ---------
Net income (loss) ......................................      (660,806)       (19,277)      (120,524)      (800,607)
  Dividend requirement applicable to Preferred Stock ......   (170,087)             -        170,087              -
                                                            ----------       --------       --------      ---------
Net income (loss) ......................................      (830,893)       (19,277)        49,563       (800,607)
Net income or loss attributed to parties other than
  Cablevision shareholders ..................                   49,649            (86)       (49,563)             -
                                                            ----------       --------       --------      ---------
Net income (loss) attributed to Cablevision
  shareholders .............................                $(781,244)       $(19,363)             -      $(800,607)
                                                            ==========       ========       ========      =========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                  (continued).

                         COMBINING CASH FLOW INFORMATION

                                                                          Year Ended December 31, 2001
                                                             ------------------------------------------------------

                                                                                          Adjustments/
                                                                CNYG           RMG        Eliminations    Cablevision
                                                                ----           ---       ------------    -----------
Net cash provided by (used in) operating activities.......  $   330,945       $(91,685)    $(461,715)     $(222,455)
Net cash provided by (used in) investing activities.......   (1,116,919)       799,794        (8,301)      (325,426)
Net cash provided by (used in) financing activities.......      803,904       (655,989)      470,016        617,931
                                                            -----------       ---------   ----------      ---------

Net increase in cash and cash equivalents.................       17,930         52,120             -         70,050

Cash and cash equivalents at beginning of year............       37,912             28             -         37,940
                                                            ------------      ---------    ---------      ---------
Cash and cash equivalents at end of year..................  $    55,842       $ 52,148     $       -      $ 107,990
                                                            ===========       ========     =========      =========

                                                                          Year Ended December 31, 2000
                                                             -------------------------------------------------------
                                                                                          Adjustments/
                                                                CNYG           RMG        Eliminations    Cablevision
                                                                ----           ---        ------------    -----------
Net cash provided by (used in) operating activities.......   $  119,118       $ 31,064     $ (25,594)     $ 124,588
Net cash provided by (used in) investing activities.......     (531,289)       (10,925)       18,255       (523,959)
Net cash provided by (used in) financing activities.......      387,523        (20,216)        7,339        374,646
                                                            -----------       --------     ---------      ---------

Net decrease in cash and cash equivalents.................      (24,648)           (77)            -        (24,725)

Cash and cash equivalents at beginning of year............       62,560            105             -         62,665
                                                            -----------       --------     ---------      ---------
Cash and cash equivalents at end of year..................   $   37,912       $     28     $       -      $  37,940
                                                            ===========       ========     =========      =========

                                                                          Year Ended December 31, 1999
                                                            -------------------------------------------------------

                                                                                          Adjustments/
                                                                CNYG           RMG       Eliminations   Cablevision
                                                                ----           ---       ------------   -----------
Net cash provided by (used in) operating activities.......   $  245,479      $  29,700     $  (1,062)   $  274,117
Net cash used in investing activities.....................   (1,018,493)       (11,921)       (1,098)   (1,031,512)
Net cash provided by (used in) financing activities.......      661,847        (17,773)        2,160       646,234
                                                             ----------      ---------     ----------   -----------

Net increase (decrease) in cash and cash equivalents......     (111,167)             6             -       (111,161)

Cash and cash equivalents at beginning of year............      173,727             99             -        173,826
                                                             ----------      ---------     ---------    -----------
Cash and cash equivalents at end of year..................   $   62,560      $     105     $       -    $    62,665
                                                            ===========       ========     =========      =========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                  (continued).

NOTE 21. SUBSEQUENT EVENTS

In March 2002, Rainbow Media Group entered into a $400,000 revolving credit facility with a group of banks which matures on December 31, 2006 (in certain limited circumstances the maturity date may be accelerated to November 1,
2005). The facility requires commitment reductions beginning in the third quarter of 2004. This revolving credit facility contains certain financial covenants that may limit Rainbow Media Group's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of certain financial ratios and restricting the permitted uses of borrowed funds.

In March, 2002, AMC and Bravo, subsidiaries of Rainbow Media Holdings attributed to the Rainbow Media Group, entered into a $200,000 revolving credit facility with a group of banks. The facility matures on December 31, 2006 (in certain limited circumstances the maturity date may be accelerated to November 1, 2005) and requires commitment reductions beginning in the third quarter of 2004. The facility replaced the previously existing AMC $200,000 revolving credit facility. The AMC/Bravo revolving credit facility contains certain financial covenants that may limit the ability to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of certain financial ratios and restricting the permitted uses of borrowed funds.

In March 2002, Rainbow Media Holdings acquired Loral's 50% interest in R/L DBS for a purchase price of up to a present value of $33,000 payable only from revenues of R/L DBS' business, if any, or from any future sale of all or part of the interests in or assets of R/L DBS. This purchase increased Rainbow Media Holdings' ownership of R/L DBS to 100%.

In March 2002, NBC-Rainbow Holding exchanged a .4% interest in Rainbow Media Holdings equity securities for 708,456 shares of Rainbow Media Group Class A common stock of Cablevision. This exchange will be accounted for as an acquisition of minority interests and accounted for using the purchase method. The purchase price will be allocated to the specific assets acquired when an independent appraisal is obtained.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholder
CSC Holdings, Inc.

We have audited the accompanying consolidated balance sheets of CSC Holdings, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholder's deficiency and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule listed in Item 14(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSC Holdings, Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                                    /s/ KPMG LLP

Melville, New York
March 29, 2002

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000
                             (Dollars in thousands)

                                                                                       2001          2000
                                                                                   -----------   -----------
ASSETS
Current Assets

   Cash and cash equivalents ...................................................   $   107,990   $    37,940
   Accounts receivable trade (less allowance for doubtful accounts of
     $31,244 and $38,878) ......................................................       335,808       304,413
   Notes and other receivables, current ........................................        73,894       103,585
   Inventory, prepaid expenses and other current assets ........................       223,859       276,770
   Feature film inventory, net .................................................        71,248        62,972
   Advances to affiliates ......................................................       120,691        28,386
   Derivative contracts, current ...............................................         5,378             -
   Net assets held for sale ....................................................             -       309,423
                                                                                   -----------   -----------
     Total current assets ......................................................       938,868     1,123,489

Property, plant and equipment, net .............................................     4,077,726     3,285,674
Investments in affiliates ......................................................        78,710        97,224
Advances to affiliates, long-term ..............................................        94,087        68,133
Investment securities available-for-sale .......................................           158       811,618
Investment securities pledged as collateral ....................................     1,527,890             -
Other investments ..............................................................        20,483       116,940
Notes and other receivables ....................................................        72,744        45,781
Derivative contracts ...........................................................       262,317             -
Other assets ...................................................................        21,623        19,618
Long-term feature film inventory, net ..........................................       344,949       284,236
Deferred carriage fees, net ....................................................       178,836        17,341
Franchises, net of accumulated amortization of $971,341 and $777,526 ...........       732,301       422,900
Affiliation, broadcast and other agreements, net of accumulated amortization of
   $398,015 and $352,338 .......................................................       213,487       262,895
Excess costs over fair value of net assets acquired and other intangible assets,
   net of accumulated amortization of $1,004,919 and $808,183 ..................     1,538,583     1,601,775
Deferred financing, acquisition and other costs, net of accumulated amortization
   of $60,826 and $57,039 ......................................................       114,038       115,666
                                                                                   -----------   -----------
                                                                                   $10,216,800   $ 8,273,290
                                                                                   ===========   ===========

                            See accompanying notes to
                       consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000
                (Dollars in thousands, except per share amounts)

                                                                     2001            2000
                                                                 ------------    ------------
LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current Liabilities

   Accounts payable ..........................................   $    459,949    $    461,331
   Accrued liabilities:
     Interest ................................................        116,060         120,032
     Employee related costs ..................................        359,101         426,471
     Other ...................................................        478,192         488,061
   Accounts payable to affiliates ............................         57,282          47,388
   Feature film and contract obligations .....................         64,759          60,262
   Current portion of bank debt ..............................          3,694          47,268
   Current portion of capital lease obligations ..............         30,334          37,548
                                                                 ------------    ------------
     Total current liabilities ...............................      1,569,371       1,688,361

Feature film and contract obligations, long-term .............        315,560         271,221
Deferred revenue .............................................        137,228         150,742
Deferred tax liability .......................................         66,622               -
Liabilities under derivative contracts .......................        226,295               -
Other long-term liabilities ..................................        150,304         142,845
Bank debt, long-term .........................................      1,041,347       2,636,164
Collateralized indebtedness ..................................      1,572,372               -
Senior notes and debentures ..................................      3,690,845       2,693,208
Subordinated notes and debentures ............................        599,054       1,048,648
Capital lease obligations, long-term .........................         73,905          76,625
                                                                 ------------    ------------
   Total liabilities .........................................      9,442,903       8,707,814
                                                                 ------------    ------------

Minority interests ...........................................        864,947         587,985
                                                                 ------------    ------------

Series H Redeemable Exchangeable Preferred Stock .............        434,181         434,181
                                                                 ------------    ------------

Series M Redeemable Exchangeable Preferred Stock .............      1,110,113       1,110,113
                                                                 ------------    ------------

Commitments and contingencies

Stockholder's deficiency:
   Series A Cumulative Convertible Preferred Stock,
     200,000 shares authorized, none issued ..................              -               -
   Series B Cumulative Convertible Preferred Stock,
     200,000 shares authorized, none issued ..................              -               -
   8% Series D Cumulative Preferred Stock, $.01 par value,
     112,500 shares authorized, none issued ($100 per
     share liquidation preference) ...........................              -               -
   Common Stock, $.01 par value, 10,000,000 shares authorized,
     1,000 shares issued .....................................              -               -
   Paid-in capital ...........................................        970,031         759,865

   Accumulated deficit .......................................     (2,605,375)     (3,613,108)
                                                                 ------------    ------------
                                                                   (1,635,344)     (2,853,243)
   Accumulated other comprehensive income ....................              -         286,440
                                                                 ------------    ------------
   Total stockholder's deficiency ............................     (1,635,344)     (2,566,803)
                                                                 ------------    ------------
                                                                 $ 10,216,800    $  8,273,290
                                                                 ============    ============

                             See accompanying notes
                      to consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended December 31, 2001, 2000 and 1999
                (Dollars in thousands, except per share amounts)

                                                                     2001           2000           1999
                                                                 -----------    -----------    -----------
Revenues, net (including retail electronics sales of $678,571,
   $682,109 and $603,294) ...................................... $ 4,404,546    $ 4,411,048    $ 3,942,985
                                                                 -----------    -----------    -----------

Operating expenses:

   Technical and operating .....................................   1,766,985      1,696,907      1,535,423
   Retail electronics cost of sales ............................     563,423        549,978        484,760
   Selling, general and administrative .........................   1,134,527      1,178,934      1,203,119
   Restructuring charges .......................................      56,442              -              -
   Depreciation and amortization ...............................   1,141,229      1,018,246        893,797
                                                                 -----------    -----------    -----------
                                                                   4,662,606      4,444,065      4,117,099
                                                                 -----------    -----------    -----------

Operating loss .................................................    (258,060)       (33,017)      (174,114)
                                                                 -----------    -----------    -----------

Other income (expense):
   Interest expense ............................................    (544,004)      (569,251)      (470,549)
   Interest income .............................................      18,028          6,636          4,809
   Equity in net loss of affiliates ............................     (67,996)       (16,685)       (19,234)
   Gain on sale of cable assets and programming interests, net..   2,175,927      1,209,865              -
   Impairment charges on investments ...........................    (108,864)      (146,429)       (15,100)
   Gain on investments, net ....................................     109,767              -         10,861
   Write-off of deferred financing costs .......................     (18,770)        (5,209)        (4,425)
   Gain on derivative contracts, net ...........................     281,752              -              -
   Loss on redemption of notes .................................     (15,348)             -              -
   Gain on termination of At Home agreement ....................      25,190              -              -
   Minority interests ..........................................    (209,498)           625         49,563
   Miscellaneous, net ..........................................     (18,143)        (9,509)        (5,688)
                                                                 -----------    -----------    -----------
                                                                   1,628,041        470,043       (449,763)
                                                                 -----------    -----------    -----------

Net income (loss) before income taxes ..........................   1,369,981        437,026       (623,877)
   Income tax expense ..........................................    (187,732)       (42,469)        (6,643)
                                                                 -----------    -----------    -----------
Net income (loss) ..............................................   1,182,249        394,557       (630,520)

Dividend requirements applicable to preferred stock ............    (174,516)      (165,304)      (170,087)
                                                                 -----------    -----------    -----------

Net income (loss) applicable to common shareholder ............. $ 1,007,733    $   229,253    $  (800,607)
                                                                 ===========    ===========    ===========

                             See accompanying notes
                      to consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIENCY
                  Years ended December 31, 2001, 2000 and 1999
                             (Dollars in thousands)

                                                                                                          Accumulated
                                     Series C   Series I    Class A   Class B                                 Other
                                    Preferred  Preferred    Common     Common     Paid-in   Accumulated  Comprehensive
                                      Stock      Stock       Stock      Stock     Capital     Deficit        Income       Total
                                    ---------  ---------  ---------  ---------  ----------  -----------  -------------  -----------
Balance December 31, 1998.........  $       -  $      14  $       -  $       -  $  754,996  $(3,041,754) $           -  $(2,286,744)

  Net loss........................          -          -          -          -           -     (630,520)             -     (630,520)
  Conversion of Series I Preferred
    Stock to Cablevision's Class A
    common stock..................          -        (14)         -          -          14            -              -            -
  Contribution of assets by
    Cablevision...................          -          -          -          -       8,938            -              -        8,938
  Preferred dividend requirements.          -          -          -          -           -     (170,087)             -     (170,087)
                                    ---------  ---------  ---------  ---------  ----------  -----------  -------------  -----------
Balance December 31, 1999.........          -          -          -          -     763,948   (3,842,361)             -   (3,078,413)

  Net income......................          -          -          -          -           -      394,557              -      394,557
  Unrealized gains on
    available-for sale securities.          -          -          -          -           -            -        286,440      286,440
                                                                                                                        -----------

      Comprehensive income........                                                                                          680,997

  Distribution to shareholder.....          -          -          -          -      (4,083)           -              -       (4,083)
  Preferred dividend requirements.          -          -          -          -           -     (165,304)             -     (165,304)
                                    ---------  ---------  ---------  ---------  ----------  -----------  -------------  -----------
Balance December 31, 2000.........          -          -          -          -     759,865   (3,613,108)       286,440   (2,566,803)

  Net income......................          -          -          -          -           -    1,182,249              -    1,182,249
  Transfer of available-for-sale
    securities to trading
    securities....................          -          -          -          -           -            -       (286,440)    (286,440)
                                                                                                                        -----------
    Comprehensive income..........                                                                                          895,809

  Conversion of equity interest in
    subsidiary....................          -          -          -          -     (11,292)           -              -      (11,292)
  Issuance of RMG common stock by
    Cablevision to NBC............          -          -          -          -     138,597            -              -      138,597
  Tax benefit related to stock
    options.......................          -          -          -          -      82,861            -              -       82,861
  Preferred dividend requirements.          -          -          -          -           -     (174,516)             -     (174,516)
                                    ---------  ---------  ---------  ---------  ----------  -----------  -------------  -----------
Balance December 31, 2001.........  $       -  $       -  $       -  $       -  $  970,031  $(2,605,375) $           -  $(1,635,344)
                                    =========  =========  =========  =========  ==========  ===========  =============  ===========

                            See accompanying notes to
                       consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2001, 2000 and 1999
                             (Dollars in thousands)

                                                                                     2001            2000           1999
                                                                                  -----------    -----------    -----------
Cash flows from operating activities:
   Net income (loss) ..........................................................   $ 1,182,249    $   394,557    $  (630,520)

   Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
     Depreciation and amortization ............................................     1,141,229      1,018,246        893,797
     Equity in net loss of affiliates .........................................        67,996         16,685         19,234
     Minority interests .......................................................       209,498           (625)       (49,563)
     Gain on sale of cable assets and programming interests, net ..............    (2,175,927)    (1,209,865)             -
     Gain on investments, net .................................................      (109,767)             -        (10,861)
     Impairment charges on investments ........................................       108,864        146,429         15,100
     Write-off of deferred financing costs ....................................        18,770          5,209          4,425
     Unrealized gain on derivative contracts, net .............................      (278,690)             -              -
     Loss on redemption of notes ..............................................        15,348              -              -
     Gain on termination of At Home agreement .................................       (25,190)             -              -
     (Gain) loss on sale of equipment, net ....................................         3,063           (803)         9,811
     Tax benefit from exercise of stock options ...............................        82,861              -              -
     Amortization of deferred financing, discounts on
       indebtedness and other deferred costs ..................................        45,861         10,329          9,407
     Change in assets and liabilities, net of effects of acquisitions and dispositions:
       Accounts receivable trade ..............................................       (33,671)       (73,407)       (31,419)
       Notes and other receivables ............................................         5,081        (18,919)        33,961
       Inventory, prepaid expenses and other assets ...........................        41,576        (71,002)       (23,243)
       Advances to affiliates .................................................      (108,365)        (3,070)       (10,400)
       Feature film inventory .................................................       (68,989)       (13,538)       (42,516)
       Other deferred costs ...................................................      (170,381)         2,824            955
       Accounts payable .......................................................       (22,636)        39,409         22,654
       Accrued liabilities ....................................................       (26,849)        48,675        159,920
       Feature film and contract obligations ..................................        48,836        (45,140)        (2,596)
       Deferred revenue .......................................................       (61,115)       (52,036)       (60,170)
       Deferred tax liability .................................................        66,622              -              -
       Minority interests .....................................................         8,301        (18,255)         1,094
                                                                                  -----------    -----------    -----------

     Net cash provided by (used in) operating activities ......................       (35,425)       175,703        309,070
                                                                                  -----------    -----------    -----------

Cash flows from investing activities:
   Capital expenditures .......................................................    (1,385,388)    (1,325,968)      (871,166)
   Payments for acquisitions, net of cash acquired ............................             -       (128,784)      (117,660)
   Net proceeds from sale of cable assets and programming interests ...........     1,118,153        991,000              -
   Proceeds from sale of equipment ............................................         3,589            776          1,467
   Proceeds from sale of investments ..........................................             -              -         10,861
   Increase in investments in affiliates, net .................................       (39,682)       (60,709)       (49,938)
   Increase in other investments ..............................................       (21,795)          (180)             -
   Additions to other intangible assets .......................................          (303)           (94)        (3,443)
                                                                                  -----------    -----------    -----------

     Net cash used in investing activities ....................................   $  (325,426)   $  (523,959)   $(1,029,879)
                                                                                  -----------    -----------    -----------

                             See accompanying notes
                      to consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2001, 2000 and 1999
                             (Dollars in thousands)
                                   (continued)

                                                              2001           2000           1999
                                                          -----------    -----------    -----------
Cash flows from financing activities:
   Proceeds from bank debt .............................. $ 3,742,655    $ 4,615,326    $ 3,791,073
   Repayment of bank debt ...............................  (5,381,046)    (4,206,381)    (3,588,135)
   Redemption of senior subordinated notes ..............    (466,707)             -              -
   Issuance of senior notes .............................     996,790              -        497,670
   Net proceeds from collateralized indebtedness ........   1,549,411              -              -
   Proceeds from derivative contracts ...................     239,270              -              -
   Redemption of preferred stock ........................           -              -            (98)
   Dividends applicable to preferred stock ..............    (174,516)       (25,521)       (21,915)
   Payments on capital lease obligations and other debt..     (40,123)       (40,718)       (22,036)
   Additions to deferred financing and other costs ......     (34,833)       (19,175)       (46,911)
                                                          -----------    -----------    -----------

     Net cash provided by financing activities ..........     430,901        323,531        609,648
                                                          -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents ....      70,050        (24,725)      (111,161)

Cash and cash equivalents at beginning of year ..........      37,940         62,665        173,826
                                                          -----------    -----------    -----------

Cash and cash equivalents at end of year ................ $   107,990    $    37,940    $    62,665
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

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY AND RELATED MATTERS

CSC Holdings, Inc. (the "Company"), is a wholly-owned subsidiary of Cablevision Systems Corporation ("Cablevision"). The Company and its majority-owned subsidiaries own and operate cable television systems and have ownership interests in companies that produce and distribute national and regional entertainment and sports programming services, including Madison Square Garden, L.P. ("MSG"). The Company also owns companies that provide advertising sales services for the cable television industry, provide switched telephone service, operate a retail electronics chain and operate motion picture theaters. The Company classifies its business interests into four segments: Telecommunication Services, consisting principally of its cable television, telephone and cable modem services operations; Rainbow Media Group ("RMG"), consisting principally of interests in national and regional cable television programming networks; MSG, which owns and operates professional sports teams, regional cable television networks, live productions and entertainment venues; and Retail Electronics, which represents the operations of its retail electronics stores.

In April 1999, Cablevision contributed certain cable television systems acquired from TCI Communications, Inc. (the "TCI Systems") on March 4, 1998 to the Company. This transaction was accounted for in a manner similar to a pooling of interests, whereby the assets and liabilities of the TCI Systems were recorded at historical book value (net assets of $509,574). Prior period consolidated financial statements of the Company have been restated to include the financial position and results of operations of the TCI Systems from March 4, 1998.

PRINCIPLES OF CONSOLIDATION AND INVESTMENTS IN AFFILIATES

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The Company's interests in less than majority-owned entities are carried on the equity method. The Company would recognize a loss where there existed an other than a temporary decline in the value of the investment. All significant intercompany transactions and balances are eliminated in consolidation.

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

INVESTMENTS IN MARKETABLE SECURITIES

The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investment securities available-for-sale are stated at fair value, and unrealized holding gains and losses are included in accumulated other comprehensive income as a separate component of stockholder's deficiency. Investment securities pledged as collateral are classified as trading securities and are stated at fair value with unrealized holding gains and losses included in net income (loss).

LONG-LIVED ASSETS

Property, plant and equipment, including construction materials, are carried at cost, and include all direct costs and certain indirect costs associated with the construction of cable television transmission and distribution systems, and the costs of new subscriber installations. Franchises are amortized on the straight-line basis over the average remaining terms (7 to 15 years) of the franchises at the time of acquisition. Broadcast rights and affiliation agreements (primarily cable television system programming agreements) are amortized on a straight-line basis over periods ranging from 6 to 40 years. Other intangible assets are amortized on the straight-line basis over the periods benefited (2 to 20 years), except that excess costs over fair value of net assets acquired are being amortized on the straight-line basis over periods ranging from 3 to 40 years.

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

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

FEATURE FILM INVENTORY

Rights to feature film inventory acquired under license agreements along with the related obligations are recorded at the contract value. Costs are amortized to technical and operating expense on a straight-line basis over the respective license periods. Amounts payable subsequent to December 31, 2001 related to feature film telecast rights are $58,443 in 2002, $58,233 in 2003, $58,499 in 2004, $41,481 in 2005, $32,460 in 2006 and $60,699 thereafter.

DEFERRED CARRIAGE FEES

Deferred carriage fees represent primarily payments to multiple cable systems operators to guarantee carriage of certain programming services and are amortized to technical and operating expense over the period of guarantee (3 to 11 years).

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

INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per common share are not presented since the Company is a wholly-owned subsidiary of Cablevision.

RECLASSIFICATIONS

Certain reclassifications have been made in the 2000 and 1999 financial statements to conform to the 2001 presentation.

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

During 2001, 2000 and 1999, the Company's non-cash investing and financing activities and other supplemental data were as follows:

                                                                 Years Ended December 31,
                                                             ------------------------------
                                                               2001       2000       1999
                                                             --------   --------   --------
Non-Cash Investing and Financing Activities:
   Capital lease obligations .............................   $ 29,919   $ 60,111   $ 57,919
   Receipt of marketable securities in connection with the
     sale of cable assets ................................    893,500    524,606          -
   Preferred stock dividends .............................          -    139,783    148,172
   Contribution of assets by Cablevision .................          -          -      8,938
   Redemption of preferred stock with Cablevision's common
     stock ...............................................          -          -    323,233
   Issuance of Cablevision common stock in exchange for a
     portion of NBC's interest in Rainbow Media Holdings..    138,597          -          -

Supplemental Data:
   Cash interest paid ....................................    535,344    556,744    432,086
   Income taxes paid .....................................     45,980      5,288      6,106

COMPREHENSIVE INCOME

Other comprehensive income for the year ended December 31, 2000 of $286,440 represents unrealized net gains on available-for-sale securities. During 2001, these securities were reclassified to trading securities and the unrealized gain was included in net income.

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported separately from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

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

The Company will adopt Statement 142 effective January 1, 2002 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position. As a result of adoption, a substantial amount of the Company's intangible assets will no longer be amortized.

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both Statement 121 and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement 142.

The Company is required to adopt Statement 144 on January 1, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement
121. The provisions of Statement 144 generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

In November 2001, FASB's Emerging Issues Task Force issued EITF No. 01-09, "Accounting for the Consideration Given by a Vendor to a Customer or a Reseller of the Vendors' Products." EITF No. 01-09 stipulates the criteria to be met in determining the financial statement classification of customer incentives (which includes deferred carriage fees) as either a reduction of revenue or an operating expense. As required, effective January 1, 2002, the Company will generally reclassify the amortization of its deferred carriage fees as a reduction to revenues, net. All comparative periods will be restated. The amortization of deferred carriage fees shown on the balance sheet is currently included in technical and operating expenses, which would correspondingly be reduced such that operating income and net income would not be affected.

NOTE 2. TRANSACTIONS

2001 TRANSACTIONS

In connection with the distribution of the Rainbow Media Group tracking stock by Cablevision, NBC-Rainbow Holding, Inc., a subsidiary of National Broadcasting Company, is required to exchange its 26% interest in Rainbow Media Holdings Inc., a subsidiary of the Company, equity securities over a period of up to 9 years for a 34% interest in Rainbow Media Group tracking stock, based on the number of shares of Rainbow Media Group tracking stock outstanding on the date of the tracking stock distribution.

Through December 31, 2001, NBC-Rainbow Holding has exchanged a 3.1% interest in Rainbow Media Holdings equity securities for 6,966,484 shares of Rainbow Media Group Class A common stock of Cablevision (valued at $138,597). These exchanges are accounted for as acquisitions of minority interests and are accounted for using the purchase method. In

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

connection with these transactions, the Company recorded excess costs over fair value of net assets acquired of approximately $112,634. The purchase price will be allocated to the specific assets acquired when an independent appraisal is obtained.

In April 2001, Metro-Goldwyn-Mayer Inc. ("MGM") acquired a 20% interest in certain programming businesses of Rainbow Media Holdings for $825,000 in cash. The Company recorded a gain of approximately $746,310 in connection with this transaction.

In January 2001, the Company completed the sale of its cable systems in Boston and eastern Massachusetts to AT&T Corp. in exchange for AT&T's cable systems in certain northern New York suburbs, 44,260,932 shares of AT&T stock, valued at approximately $893,500 at closing based on the quoted market price, and approximately $293,200 in cash. The Company recognized a net gain of approximately $1,441,699. In July 2001, AT&T distributed to AT&T common shareholders 0.3218 share of AT&T Wireless Services, Inc. common stock for each share of AT&T common stock held. In connection with such distribution, the Company received 14,243,166 shares of AT&T Wireless common stock as a result of its ownership of 44,260,932 shares of AT&T stock.

The acquisition of the cable systems from AT&T was accounted for as a purchase with the operations of the acquired systems being consolidated with those of the Company as of the acquisition date. The purchase price was allocated to the specific assets acquired based on an independent appraisal as follows:

           Property, plant and equipment, net...........................    $ 96,852
           Other assets.................................................       1,269
           Liabilities..................................................      (5,246)
           Franchises...................................................     502,913
           Excess costs over fair value of net assets acquired..........      14,609
                                                                            --------
                                                                            $610,397
                                                                            ========

The following unaudited pro forma condensed consolidated results of operations for the Company are presented for the year ended December 31, 2000 as if the AT&T transaction described above had occurred on January 1, 2000.

                                                                               Year ended
                                                                           December 31, 2000
                                                                          --------------------
           Net revenues.................................................          $  4,294,457
                                                                          ====================

           Net income...................................................          $  1,593,372
                                                                          ====================

The unaudited pro forma information presented above gives effect to certain adjustments, including the amortization of acquired intangible assets. The pro forma information has been prepared for comparative purposes only and does not purport to indicate the results of operations

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

which would actually have occurred had the AT&T transaction been made at the beginning of the period indicated or which will occur in the future.

2000 TRANSACTIONS

In November 2000, the Company completed the sale of its cable television systems in the greater Cleveland, Ohio metropolitan area to Adelphia Communications Corporation for $991,000 in cash and 10,800,000 shares of Adelphia Communications common stock, valued at closing at $359,100 based on the quoted market price. The Company recorded a gain of approximately $1,075,359 in connection with the transaction in 2000. In 2001, the Company recorded a loss of $12,082 in connection with this transaction resulting from certain adjustments to the purchase price.

In September 2000, the Company completed the sale of its cable television system serving Kalamazoo, Michigan, for 11,173,376 shares of Charter Communications, Inc.'s common stock, valued at approximately $165,500 at closing based on the quoted marked price, and recognized a gain of approximately $128,791.

In January 2000, Regional Programming Partners, a subsidiary of Rainbow Media Holdings, acquired the 70% interest in SportsChannel Florida Associates held by Front Row Communications for approximately $130,600 (including the repayment of $20,000 in debt) increasing its ownership to 100%. The acquisition was accounted for as a purchase with the operations of the acquired business being consolidated with those of the Company as of the acquisition date. The purchase price was allocated to the specific assets acquired based upon an independent appraisal as follows:

           Property, plant and equipment...............................   $    2,200
           Other assets................................................       26,400
           Liabilities.................................................       (9,900)
           Excess cost over fair value of net assets acquired..........      111,900
                                                                          ----------
                                                                          $  130,600
                                                                          ==========

In 2000, the Company recognized a gain of approximately $5,715 in connection with the sale of certain programming assets held by Rainbow Media Holdings.

1999 TRANSACTIONS

At various times during 1999, the Company acquired interests in the real property and assets related to certain movie theaters for an aggregate purchase price of approximately $29,700. The acquisitions were accounted for as purchases with the operations of the acquired theaters being consolidated with those of the Company as of the acquisition dates. The purchase price was allocated to the specific assets acquired based upon an independent appraisal as follows:

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

           Property, plant and equipment.............................     $  13,700
           Other assets..............................................           200
           Liabilities...............................................        (2,500)
           Excess cost over fair value of net assets acquired........        18,300
                                                                          ---------
                                                                          $  29,700
                                                                          =========

In December 1999, Cablevision acquired cable television systems with approximately 4,500 subscribers located in the Port Jervis, New York area for approximately $7,400, $7,300 of which was paid in shares of Cablevision's Class A common stock. Concurrent with the acquisition, the acquired assets were contributed to the Company.

In April 1999, ITT Corporation exercised its second put option for the remainder of its interest in MSG and concurrently settled certain matters between the parties for an aggregate payment of $87,000.

NOTE 3. RESTRUCTURING AND IMPAIRMENT CHARGES

RESTRUCTURING

In December 2001, the Company recorded restructuring charges of $56,442 which include expenses of approximately $21,018 associated with the elimination of approximately 600 positions, primarily in corporate, administrative and infrastructure functions across various business units of the Company. In addition to employee severance, the restructuring charges include estimated expenses of approximately $35,424 associated with facility realignment and other related costs.

IMPAIRMENT CHARGES

In 2001 and 2000, the Company recorded a loss on investments of approximately $108,452 and $139,682, respectively, reflecting other-than-temporary declines in the fair value of the Company's At Home Corporation warrants. The carrying value of the warrants has been reduced to zero at December 31, 2001. See Note 11.

In December 2001 and December 2000, the Company recorded impairment losses of approximately $99,900 and $47,500, respectively, included in depreciation and amortization, representing the balance of unamortized goodwill related to certain theaters in which the carrying value of the asset exceeded the estimated fair value based on discounted estimated future cash flows. Current losses and projected future operating losses caused the Company to reassess the recoverability of the goodwill.

In December 1999, the Company recorded an impairment loss of $35,490, included in depreciation and amortization, representing the balance of unamortized goodwill recorded on the acquisition of assets associated with The WIZ consumer electronics store locations. Current

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

losses and projected future operating losses caused the Company to reassess the recoverability of the goodwill. The impairment loss resulted from the carrying amount of this asset exceeding its estimated fair value based on discounted estimated future cash flows.

NOTE 4. NET ASSETS HELD FOR SALE

The Company had entered into definitive agreements covering the sale of certain cable television systems as of December 31, 2000.

For financial reporting purposes, the assets and liabilities attributable to cable systems whose sale or transfer was pending at December 31, 2000 have been classified in the consolidated balance sheets as net assets held for sale and are included in the telecommunications segment. Such net assets consist of the following:

                                                                                      December 31,
                                                                                         2000
                                                                                   ----------------
           Property, plant and equipment, net...................................       $    238,739
           Intangible assets, net...............................................             98,526
           Other assets (including trade receivables, prepaid expenses, etc.)...             11,311
                                                                                   ----------------
           Total assets.........................................................            348,576
           Total liabilities....................................................            (39,153)
                                                                                   ----------------
                Net assets......................................................       $    309,423
                                                                                   ================

The accompanying consolidated statements of operations for the years ended December 31, 2000 and 1999 include net revenues aggregating approximately $190,449 and $177,904, respectively, and net income (loss) aggregating approximately $6,140 and $(4,109), respectively, relating to the cable systems held for sale.

The net assets held for sale as of December 31, 2000 were disposed of in January 2001. See Note 2.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following assets, which are depreciated or amortized primarily on a straight-line basis over the estimated useful lives shown below:

                                                        December 31,
                                                 -----------------------     ESTIMATED
                                                    2001          2000      USEFUL LIVES
                                                 ----------   ----------   --------------
Customer equipment ............................. $  709,273   $  601,082   3 to 8 years
Headends .......................................    254,594      171,735   7 to 15 years
Multimedia .....................................     67,244       45,521   4 years
Central office equipment .......................    268,254      180,950   10 years
Infrastructure .................................  3,171,789    2,441,374   5 to 12 years
Program, service and data processing equipment..  1,234,002      948,142   2 to 10 years
Microwave equipment ............................     22,711       28,806   2 to 10 years
Construction in progress (including materials...
  and supplies) ................................    158,751      247,743   -
Furniture and fixtures .........................    189,820      171,523   1 to 8 years
Transportation equipment .......................    216,716      159,101   4 to 15 years
Buildings and building improvements ............    284,902      250,236   20 to 40 years
Leasehold improvements .........................    506,258      391,581   Term of lease
Land ...........................................     48,216       47,842   -
                                                 ----------   ----------
                                                  7,132,530    5,685,636
Less accumulated depreciation and amortization..  3,054,804    2,399,962
                                                 ----------   ----------
                                                 $4,077,726   $3,285,674
                                                 ==========   ==========

At December 31, 2001 and 2000, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

                                                              2001       2000
                                                            --------   --------
      Equipment ........................................    $184,507   $174,061
      Less accumulated amortization ....................      65,142     50,728
                                                            --------   --------
                                                            $119,365   $123,333
                                                            ========   ========

NOTE 6. DEBT

BANK DEBT

RESTRICTED GROUP

For financing purposes, the Company and certain of its subsidiaries are collectively referred to as the "Restricted Group." The Restricted Group has a $2.4 billion reducing revolving credit facility (the "Credit Agreement") with a group of banks led by Toronto-Dominion (Texas), Inc., TD Securities (USA) Inc. and Banc Of America Securities LLC, as co-lead arrangers and co-book managers. The credit facility matures on June 30, 2006. This facility was used to repay the outstanding balance under the previous $2.2 billion reducing revolving credit facility.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

The total amount of bank debt outstanding under the Restricted Group credit facility at December 31, 2001 and 2000 was $771,694 and $1,942,759 (including $3,694 and $16,259, respectively, outstanding under a separate overdraft facility), respectively. As of December 31, 2001, approximately $54,547 was restricted for certain letters of credit issued on behalf of the Company. Interest on outstanding amounts may be paid, at the option of the Company, based on the prime rate or a Eurodollar rate plus a margin which varies based on the Restricted Group's leverage ratio (as defined in the Credit Agreement).

Undrawn funds available to the Restricted Group under the Credit Agreement amounted to approximately $1,577,453 at December 31, 2001. The Credit Agreement contains certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds available thereunder. The Credit Agreement contains various restrictive covenants, among which are the maintenance of various financial ratios and tests, and limitations on various payments, including preferred dividends and dividends on its common stock. The Company was in compliance with the covenants of its Credit Agreement at December 31, 2001.

The weighted average interest rate on all bank borrowings of the Restricted Group was 3.55% and 8.00% on December 31, 2001 and 2000, respectively. The Company is also obligated to pay fees ranging from .375% to .75% per annum on the unused loan commitment and from .875% to 1.75% per annum on letters of credit issued under the Credit Agreement.

UNRESTRICTED GROUP

RAINBOW MEDIA HOLDINGS

Rainbow Media Holdings had a $300,000, three year credit facility which was repaid on December 22, 2000 with funds borrowed from the Company. Rainbow Media Holdings also had $4,449 outstanding under an overdraft facility with a bank at December 31, 2000.

AMERICAN MOVIE CLASSICS COMPANY

American Movie Classics Company ("AMC"), a subsidiary of Rainbow Media Holdings, had a $425,000 credit facility consisting of a $200,000 reducing revolving credit facility and a $225,000 amortizing term loan. Borrowings under the AMC credit facility bore interest at current market rates plus a margin based on the ratio of debt to cash flow, as defined in the AMC credit facility. At December 31, 2000, the weighted average interest rate on bank indebtedness was 7.97%. As of December 31, 2000, AMC had outstanding borrowings of $359,322 (including $4,322 outstanding under a separate overdraft facility).

In April 2001, AMC repaid the balance outstanding under the AMC credit facility of $365,000 with proceeds from the MGM transaction and terminated the term loan facility, reducing the credit facility solely to the $200,000 revolver.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

MADISON SQUARE GARDEN

MSG, a subsidiary of Rainbow Media Holdings, has a $500,000 revolving credit facility with a group of banks led by Chase Manhattan Bank, as agent, which expires on December 31, 2004. Loans under the MSG credit facility bear interest at current market rates plus a margin based upon MSG's consolidated leverage ratio. At December 31, 2001 and 2000, loans outstanding amounted to $235,000 and $310,000, respectively, and bore interest at a weighted average rate of 2.66% and 7.23%, respectively. The MSG credit facility contains certain covenants that may limit MSG's ability to utilize all of the undrawn funds available thereunder. Undrawn funds available under the MSG credit facility amounted to approximately $252,543 at December 31, 2001. The MSG credit facility contains certain financial covenants with which MSG was in compliance at December 31, 2001.

In July 1997, a wholly-owned subsidiary of MSG borrowed $20,000 under promissory notes with various lending institutions which bore interest at LIBOR plus a margin and matured in July 2002. In September 2000, these notes were repaid with borrowings under the MSG credit facility.

CABLEVISION ELECTRONICS

Cablevision Electronics Investments, Inc., a wholly-owned subsidiary of the Company, has a $130,000 revolving credit facility maturing in April 2003, as amended. Under the terms of the credit facility, the total amount of borrowings available to Cablevision Electronics is subject to an availability calculation based on a percentage of eligible inventory. The total amount outstanding under the credit agreement at December 31, 2001 and 2000 was approximately $38,347 and $66,902, respectively and bore interest at 5.25% and 8.62%, respectively. As of December 31, 2001, $3,513 was restricted for certain letters of credit issued on behalf of Cablevision Electronics. Undrawn funds available amounted to $41,604 on December 31, 2001 based on the level of inventory as of that date.

Borrowings under the credit agreement are secured by Cablevision Electronics' assets. The credit agreement contains various restrictive covenants with which Cablevision Electronics was in compliance at December 31, 2001.

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

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

SENIOR NOTES AND DEBENTURES

The following table summarizes the Company's senior notes and debentures:

                                                         Original
                                               Face        Issue          Carrying Amount
                                              Amount      Discount          December 31,
                                            ----------   ----------   -----------------------
                                                                         2001         2000
                                                                      ----------   ----------
8-1/8% Senior Notes
  due July 2009, issued July 1999 .......   $  500,000   $    2,330   $  498,259   $  498,026
7-1/4% Senior Notes
  due July 2008, issued July 1998 .......      500,000            -      500,000      500,000
7-5/8% Senior Debentures
  due July 2018, issued July 1998 .......      500,000          495      499,589      499,565
7-7/8% Senior Debentures
  due February 2018, issued February 1998      300,000        3,429      297,232      297,061
7-7/8% Senior Notes
  due December 2007, issued December 1997      500,000          525      499,685      499,632
8-1/8% Senior Debentures
  due August 2009, issued August 1997 ...      400,000        1,492      399,049      398,924
7-5/8% Senior Notes
  due March 2011, issued March 2001 .....    1,000,000        3,210      997,031            -
                                            ----------   ----------   ----------   ----------
                                            $3,700,000   $   11,481   $3,690,845   $2,693,208
                                            ==========   ==========   ==========   ==========

In March 2001, the Company issued $1,000,000 face amount of 7-5/8% senior notes due 2011. The notes were issued at a discount of $3,210. The net proceeds were used to reduce bank debt outstanding.

The senior notes and debentures are not redeemable by the Company prior to maturity. The indentures under which the senior notes and debentures were issued contain various covenants, which are generally less restrictive than those contained in the Company's Credit Agreement, and with which the Company was in compliance at December 31, 2001.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

SUBORDINATED NOTES AND DEBENTURES

The following table summarizes the Company's senior subordinated notes and debentures:

                                                         Carrying Amount
                                                           December 31,                         Redemption*
                                      Principal     -----------------------      --------------------------------------
                                        Amount         2001         2000                Date                     Price
                                     -----------    ----------   ----------      -----------------              -------
9-7/8% Senior Subordinated
   Notes due 2006,
   issued 1996 ..................    $   150,000    $        -   $  149,668      May 15, 2001                   104.938%
                                                                                 May 15, 2002                   103.292%
                                                                                 May 15, 2003                   101.646%
10-1/2% Senior Subordinated
   Debentures due 2016,
   issued 1996 ..................        250,000       250,000      250,000      May 15, 2006                   105.250%
                                                                                 May 15, 2007                   103.938%
                                                                                 May 15, 2008                   102.625%
                                                                                 May 15, 2009                   101.313%
9-1/4% Senior Subordinated
   Notes due 2005,
   issued 1995 ..................        300,000             -      300,000      November 1, 2001                 103.1%
                                                                                 November 1, 2002                 101.5%
9-7/8% Senior Subordinated
   Debentures due 2013,
   issued 1993 ..................        200,000       199,306      199,243      February 15, 2003                104.8%
                                                                                 February 15, 2004                103.6%
                                                                                 February 15, 2005                102.4%
                                                                                 February 15, 2006                101.2%
9-7/8% Senior Subordinated
   Debentures due 2023,
   issued 1993 .................         150,000       149,748      149,737               **                      **
                                     -----------    ----------   ----------

                                     $ 1,050,000    $  599,054   $1,048,648
                                     ===========    ==========   ==========

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

On November 1, 2001, the Company redeemed its $300,000 face value 9-1/4% senior subordinated notes due 2005 at a redemption price of 103.1%, plus accrued interest and its $150,000 face value 9-7/8% senior subordinated notes due 2006 at a redemption price of 104.938%, plus accrued interest. In connection with the redemption, the Company recognized a loss of $15,348.

The indentures under which the subordinated notes and debentures were issued contain various covenants, which are generally less restrictive than those contained in the Company's Credit Agreement and with which the Company was in compliance at December 31, 2001.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

SUMMARY OF FIVE YEAR DEBT MATURITIES

Total amounts payable by the Company and its subsidiaries under its various debt obligations outstanding as of December 31, 2001, including capital leases, during the five years subsequent to December 31, 2001 are as follows:

           2002            $   40,144
           2003                59,292
           2004               371,699
           2005               732,221
           2006             1,671,100

NOTE 7. PREFERRED STOCK

The following summarizes the changes in each series of the Company's preferred stock:

                                 Series I Preferred             Series M Preferred            Series H Preferred           Total
                               Shares         Balance         Shares         Balance        Shares         Balance        Balance
                            -----------    ------------    ------------   ------------   ------------   ------------   ------------
December 31, 1998 ......     13,800,000    $    323,331       8,913,863   $    891,386      3,649,528   $    364,953   $  1,579,670
Dividend paid in
     additional shares .              -               -       1,033,678        103,368        448,042         44,804        148,172
Redemption .............    (13,800,000)       (323,331)              -              -              -              -       (323,331)
                           ------------    ------------    ------------   ------------   ------------   ------------   ------------
December 31, 1999 ......              -               -       9,947,541        994,754      4,097,570        409,757      1,404,511
Dividend paid in
   additional shares ...              -               -       1,153,585        115,359        244,243         24,424        139,783
                           ------------    ------------    ------------   ------------   ------------   ------------   ------------
December 31, 2000 and
   2001 ................              -    $          -      11,101,126   $  1,110,113      4,341,813   $    434,181   $  1,544,294
                           ============    ============    ============   ============   ============   ============   ============

In September 1999, the Company exercised its right to redeem all of its outstanding shares of 8-1/2% Series I Cumulative Convertible Exchangeable Preferred Stock ("Series I Preferred"). The redemption occurred on November 2, 1999, at a price equal to 102.8% of the liquidation preference, plus accrued dividends. Investors held the Series I Preferred through interests in depositary shares (each of which represented a 1/10th interest in a share of the Series I Preferred) which were redeemable simultaneously. Each depositary share was convertible into approximately 1.4828 shares of Cablevision's Class A common stock. As of December 31, 1999, 13,797,625 depositary shares out of 13,800,000 depositary shares outstanding had been converted into 20,458,925 shares of Cablevision's Class A common stock, with the remaining 2,375 depositary shares being redeemed for cash. The Company paid cash dividends on the Series I Preferred of approximately $21,898 in 1999.

In February 1996, the Company issued 6,500,000 depositary shares, representing 65,000 shares of 11-1/8% Series L Redeemable Exchangeable Preferred Stock (the "Series L Preferred Stock"), which were subsequently exchanged for Series M Redeemable Exchangeable Preferred Stock (the "Series M Preferred Stock") in August 1996 with terms identical to the Series L Preferred Stock. The depositary shares are exchangeable, in whole but not in part, at the option of the

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

Company, for the Company's 11-1/8% Senior Subordinated Debentures due 2008. The Company is required to redeem the Series M Preferred Stock on April 1, 2008 at a redemption price equal to the liquidation preference of $10,000 per share plus accumulated and unpaid dividends. The Series M Preferred Stock is redeemable at various redemption prices beginning at 105.563% at any time on or after April 1, 2003, at the option of the Company, with accumulated and unpaid dividends thereon to the date of redemption. Before April 1, 2001, dividends could, at the option of the Company, be paid in cash or by issuing fully paid and nonassessable shares of Series M Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends. On and after April 1, 2001, dividends must be paid in cash. The Company paid cash dividends on the Series M Preferred Stock of approximately $123,500 in 2001.

In September 1995, the Company issued 2,500,000 shares of its $.01 par value 11-3/4% Series H Redeemable Exchangeable Preferred Stock (the "Series H Preferred Stock") with an aggregate liquidation preference of $100 per share. The Company is required to redeem the Series H Preferred Stock on October 1, 2007 at a redemption price per share equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends thereon. Before October 1, 2000, dividends could, at the option of the Company, be paid in cash or by issuing fully paid and nonassessable shares of Series H Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends. On and after October 1, 2000, dividends must be paid in cash. The terms of the Series H Preferred Stock permit the Company, at its option, to exchange the Series H Preferred Stock for the Company's 11-3/4% Senior Subordinated Debentures due 2007 in an aggregate principal amount equal to the aggregate liquidation preference of the shares of Series H Preferred Stock. The Company paid cash dividends on the Series H Preferred Stock of approximately $51,016 and $25,511 in 2001 and 2000, respectively.

NOTE 8. INCOME TAXES

The Company files a consolidated federal income tax return with its 80% or more owned subsidiaries. Rainbow Media Holdings files a separate consolidated federal income tax return with its 80% or more owned subsidiaries.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

Income tax expense for the Company consists of the following components:

                            Years Ended December 31,
                        ------------------------------
                          2001       2000       1999
                        --------   --------   --------
Current expense:
   Federal ..........   $  6,975   $  7,202   $  1,787
   State ............     17,100     35,267      4,856
                        --------   --------   --------
                          24,075     42,469      6,643
                        --------   --------   --------
Deferred expense:
   Federal ..........    125,951          -          -
   State ............     37,706          -          -
                        --------   --------   --------
                         163,657          -          -
                        --------   --------   --------

   Income tax expense   $187,732   $ 42,469   $  6,643
                        ========   ========   ========

The tax provision for 2001 excludes deferred federal and state tax benefits of $97,034 resulting from the exercise of stock options, which proportionate share was credited directly to paid-in capital.

The effective tax expense of the Company differs from the statutory amount because of the effect of the following items:

                                                   Years Ended December 31,
                                             -----------------------------------
                                                2001         2000         1999
                                             ---------    ---------    ---------
Federal tax (benefit) at statutory rate ...  $ 418,412    $  95,103    $(277,887)
State income taxes, net of federal benefit.     35,624       22,924        3,156
Minority interests ........................    134,405       57,638       42,183
Changes in the valuation allowance ........   (310,064)    (192,648)     211,821
Effect of SFAS 133 adoption ...............   (120,305)           -            -
Nondeductible amortization ................     24,476       47,188       21,608
Other .....................................      5,184       12,264        5,762
                                             ---------    ---------    ---------

   Income tax expense .....................  $ 187,732    $  42,469    $   6,643
                                             =========    =========    =========

At December 31, 2001, the Company had consolidated net operating loss carry forwards of approximately $1,670,145 and Rainbow Media Holdings had consolidated federal net operating loss carry forwards of approximately $476,956 expiring on various dates through 2021. The Company also has alternative minimum tax credit carry forwards of approximately $8,727 which do not expire. As a result of certain ownership changes, a portion of Rainbow Media Holdings' pre-1999 loss carry forwards may be subject to annual limitations on deductions.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

The Company's net operating loss carry forwards expire as follows:

                                      Rainbow Media
                      Company            Holdings
                    ------------      -------------
           2007     $     43,929      $           -
           2008           88,645                  -
           2009          130,340                  -
           2010          125,748             43,995
           2011          155,251             14,950
           2012          128,819             53,921
           2018                -            108,202
           2019          382,330            129,845
           2020                -            126,043
           2021          615,083                  -
                    ------------      -------------
                    $  1,670,145      $     476,956
                    ============      =============

The tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 2001 and 2000 are as follows:

                                                      --------------------------
                                                         2001            2000
                                                      -----------    -----------
DEFERRED ASSET (LIABILITY)
  Depreciation and amortization ..................... $    (6,730)   $     4,979
  Investments .......................................      13,173         12,493
  Benefit plans .....................................      53,474        100,532
  Allowance for doubtful accounts ...................      13,009         16,120
  Deferred gains ....................................  (1,065,426)      (200,830)
  Benefits of tax loss carry forwards ...............     902,116        774,420
  Unrealized gains on available-for-sale securities..          --       (120,305)
  Other .............................................      39,396        (40,570)
                                                      -----------    -----------
    Deferred tax asset (liability) ..................     (50,988)       546,839
  Valuation allowance ...............................     (15,634)      (546,839)
                                                      -----------    -----------
       Net deferred tax asset (liability) ........... $   (66,622)   $        --
                                                      ===========    ===========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences or net operating loss carry forwards become deductible. Management considered the Company's history of generating taxable losses and its accumulated deficit as significant negative evidence as to the realizability of the deferred tax asset. The Company considered the gain on the sale of its Massachusetts cable television systems, which closed in the first quarter of 2001, and the gain on the sale of an interest in certain programming operations, which closed in the second quarter of 2001, as positive evidence of the realizability of the deferred tax assets.

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

To manage interest rate risk, the Company has from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or convert fixed rate borrowings to variable rates to provide an economic hedge against the risk of higher borrowing costs in a declining interest rate environment. As of December 31, 2001, the Company was a party to interest rate swap agreements to pay floating rates of interest with a total notional value of $980,000 and a fair value of approximately $17,319. These agreements have not been designated as hedges for accounting purposes.

In addition, the Company has entered into prepaid interest rate swap agreements in connection with its monetization of certain of its stock holdings, discussed below. These contracts require the Company to pay a floating rate of interest in exchange for fixed rate interest payments, the net present value of which was paid to the Company at the contract's inception in a total amount of $239,270. As of December 31, 2001, the total notional value of such contracts was $1,115,045 and the fair value of such contracts was $226,295, in a net payable position. These agreements have not been designated as hedges for accounting purposes.

The increase in the fair value of the Company's swap agreements and the net realized gain as a result of net cash interest income for the year ended December 31, 2001 aggregating approximately $31,376 is reflected in gain on derivative contracts in the accompanying consolidated statements of operations.

The Company has also entered into various transactions to provide an economic hedge against equity price risk on certain of its stock holdings. As of December 31, 2001, the Company had monetized all of its stock holdings in Charter Communications, Adelphia Communications, AT&T and AT&T Wireless through the execution of prepaid forward contracts, collateralized by an equivalent amount of the respective underlying stock. Such contracts set a floor and ceiling on the Company's participation in changes in the underlying stock prices, thus eliminating downside exposure to market risk while providing for upside appreciation potential to the respective ceiling price. At maturity, the contracts provide for the option to deliver cash or

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

shares of Charter Communications, Adelphia Communications, or AT&T Wireless stock (as the case may be) with a value determined by reference to the applicable stock price at maturity. The terms of the AT&T transactions require cash settlement in an amount determined by reference to the AT&T stock price at maturity.

The Company received cash proceeds of $1,549,411 upon execution of the prepaid forward contracts. Such contracts have not been designated as hedges for accounting purposes. Therefore, the fair values of the equity forward contracts have been reflected in the accompanying consolidated balance sheets and the net increase in the fair value of the equity derivative component of the prepaid forward contracts of $250,376 is included in gain on derivative contracts in the accompanying consolidated statements of operations. With the adoption of SFAS 133, the shares of Charter Communications and Adelphia Communications were reclassified from securities available-for-sale to trading securities. As a result, the Company recorded a gain on investments of $286,440 representing the accumulated unrealized gains as of January 1, 2001. For the year ended December 31, 2001, the Company recorded a loss on investments of $176,673 representing the net decrease in the fair value of all monetized securities for the period.

NOTE 10. OPERATING LEASES

The Company leases certain office, production, transmission, theater, event, and retail store facilities under terms of leases expiring at various dates through 2027. The leases generally provide for fixed annual rentals plus certain real estate taxes and other costs. Rent expense for the years ended December 31, 2001, 2000 and 1999 amounted to $103,545, $99,638 and $97,300, respectively.

In addition, the Company rents space on utility poles for its operations. The Company's pole rental agreements are for varying terms, and management anticipates renewals as they expire. Pole rental expense for the years ended December 31, 2001, 2000 and 1999 amounted to approximately $12,419, $12,237 and $13,081, respectively.

The minimum future annual rentals for all operating leases during the next five years, including pole rentals from January 1, 2002 through December 31, 2006, and thereafter, at rates now in force are approximately: 2002, $117,836; 2003, $115,931; 2004, $113,484; 2005, $104,964; 2006, $101,896; thereafter, $646,263.

At December 31, 2001, approximately $34,424 relating to certain of these operating leases has been accrued in connection with the restructuring described in Note 3.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

NOTE 11. AFFILIATE TRANSACTIONS

EQUITY METHOD INVESTMENTS

The following table reflects the Company's effective ownership percentages and balances of the Company's equity method investments as of December 31, 2001 and 2000:

                                                       Ownership Percentages                Investment Balances
                                                                               December 31,
                                                       --------------------------------------------------------
                                                       2001             2000                    2001       2000
                                                       ----             ----                --------   --------
SportsChannel Chicago Associates ..............        23.1%            22.2%               $ 32,369   $ 33,392
SportsChannel Pacific Associates ..............        23.1             22.2                   7,028      7,071
SportsChannel New England Limited Partnership..        23.1             22.2                   7,044      4,415
National Sports Partners ......................        38.6             37.0                   1,579     11,241
National Advertising Partners .................        38.6             37.0                     148     (1,167)
R/L DBS .......................................        38.6             37.0                   4,140      1,188
Northcoast Communications, LLC ................        49.9             49.9                  17,313     41,209
Princeton Video Image, Inc. ...................          24                -                   8,447          -
Metro New York, LLC ...........................        20.8             22.2                  (1,175)      (600)
Other .........................................           -                -                   1,817        475
                                                                                           ---------   --------
   Total Company ..............................                                             $ 78,710   $ 97,224
                                                                                           =========   ========

The following table includes certain unaudited financial information for equity method investments:

                                                                Total
                                  CNYG            RMG          Company
                                --------       --------       --------
                                             (unaudited)
December 31, 2001:
   Total assets ...........     $373,762       $206,720       $580,482
   Total liabilities* .....      288,568         82,294        370,862
   Long-term indebtedness..      120,534          7,774        128,308

December 31, 2000:
   Total assets ...........     $181,370       $232,935       $414,305
   Total liabilities* .....      102,144        103,668        205,812
   Long-term indebtedness..       87,455          8,351         95,806

----------
* Includes long-term indebtedness and amounts due to the Company referred to below.

Aggregate amounts due from and due to these affiliates at December 31, 2001 and 2000 are summarized below:

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

                                  Advances to           Accounts Payable
            December 31,          Affiliates *           to Affiliates
                                ----------------       -------------------
                2001:              $ 213,472             $        -
                2000:              $  74,179             $    3,985

* The advances at December 31, 2001 include $101,145 due from R/L DBS and $110,161 due from Northcoast Communications. The advances at December 31, 2000 include $68,150 due from Northcoast Communications.

The Company's share of the net loss of these affiliates for the years ended December 31, 2001, 2000 and 1999 amounted to $67,996, $16,685 and $19,234, respectively. The Company provides certain transmission and production services to certain of these affiliates. For the years ended December 31, 2001, 2000 and 1999, approximately $3,686, $3,714 and $7,194 respectively, of revenues were earned from services provided to these entities.

Costs incurred by the Company for programming and entertainment services provided by these affiliates and included in operating expenses for the years ended December 31, 2001, 2000 and 1999 amounted to $148, $2,320 and $4,691, respectively.

Rainbow Media Holdings has guaranteed certain obligations in respect of certain professional sports teams rights agreements entered into by certain equity method investees. The amounts guaranteed represent Rainbow Media Holdings' proportionate interest in the payment obligation based on its ownership interest in the investee. These guarantees are attributable to Rainbow Media Group.

NORTHCOAST COMMUNICATIONS

In August 1996, the Company entered into an agreement with Northcoast PCS, LLC and certain of its affiliates, to form a limited liability company, Northcoast Communications, LLC, to participate in the auctions conducted by the Federal Communications Commission ("FCC") for certain licenses to conduct a personal communications service ("PCS") business. The Company has contributed an aggregate of approximately $152,760 to Northcoast Communications (either directly or through loans to Northcoast PCS) and holds a 49.9% interest in Northcoast Communications and certain preferential distribution rights. Loans to Northcoast PCS bear interest at 12%.

At December 31, 2001, Northcoast Communications' total outstanding debt to third parties was approximately $131,000. CSC Holdings has guaranteed the payment of FCC indebtedness (which had an outstanding balance of $3,212 at December 31, 2001) of a subsidiary of Northcoast Communications which holds the Cleveland PCS license.

Under a contractual agreement, Cablevision provides Northcoast Communications certain management services. Pursuant to this agreement, Cablevision recorded management fees of

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

$13,584 and $371 in 2001 and 2000, respectively. Northcoast Communications is a Delaware corporation controlled by John Dolan, who is a nephew of Charles F. Dolan and a cousin of James L. Dolan, the Company's Chairman and Chief Executive Officer, respectively.

R/L DBS

In 1996, Rainbow Media Holdings invested in a joint venture (R/L DBS Company
LLC) formed with a subsidiary of Loral Space and Communications, Ltd. for the purpose of exploiting certain direct broadcast satellite ("DBS") frequencies. Rainbow Media Holdings also contributed to the joint venture its interest in certain agreements with the licensee of such frequencies. The FCC construction permit relating to the DBS frequencies was originally scheduled to expire in August 1999. As it was not possible for the Company to construct and launch a satellite before such date due to evolving technology and regulatory issues, the Company determined that it could no longer recover its initial investment in the joint venture and wrote down this investment by $15,100 in the first quarter of 1999. No steps were taken by the Company to obtain an FCC extension prior to the write-off of the Company's initial investment because the Company believed the technology was not then available to allow the Company to successfully exploit the asset in a competitive environment. Thereafter, technological improvements, particularly in compression technology, resulting in greater channel capacity without degrading picture quality, and in satellite technology, resulting in greater use of spot beams to direct programming on a localized basis, led the Company to apply for an FCC extension in the third quarter of 1999. Based upon communications with the FCC, management considered the receipt of such extension to be likely and as a result additional investments in the joint venture were deemed recoverable.

In December 2000, the FCC granted an extension to R/L DBS' construction permit relating to the DBS frequencies held by R/L DBS. The extension requires the launch of a satellite by March 29, 2003 and commencement of service offerings by not later than December 29, 2003, with specified six month interim construction milestones, non-compliance with which would result in the forfeiture of the construction permit. R/L DBS has entered into an agreement with a satellite manufacturer for the construction of a satellite scheduled to be delivered in March 2003. R/L DBS plans to make additional progress payments to the manufacturer aggregating approximately $140,000 in the year ending December 31, 2002. The Company continues to evaluate the scope of its pursuit of a direct broadcast satellite business, including exploring opportunities for strategic partnerships for R/L DBS. The contract with the manufacturer permits R/L DBS to terminate the contract at its option prior to May 2003 and receive a refund of a portion of amounts paid through the date of such termination. At December 31, 2001, the Company has outstanding advances to R/L DBS aggregating $101,145 which are included in advances to affiliates.

In March 2001, subject to the receipt of regulatory and other necessary approvals, Rainbow Media Holdings and Loral entered into an agreement for Rainbow Media Holdings to acquire Loral's 50% interest in R/L DBS for a purchase price of up to a present value of $33,000 payable

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

only from revenues of R/L DBS' business, if any, or from any future sale of all or part of the interests in or assets of R/L DBS. The acquisition was completed in March 2002. See Note 18.

OTHER AFFILIATES

The Company acquired Sterling Digital, LLC from Charles F. Dolan on August 31, 2000 for his net investment together with interest thereon amounting to $4,633. The difference between the amount paid and the book value of the net assets acquired of $4,083 was reflected as a distribution to shareholder in the consolidated statements of stockholder's deficiency.

During 2001, 2000 and 1999, the Company provided programming services to or incurred costs on behalf of other affiliates engaged in providing cable television, cable television programming, and related services. Aggregate amounts due from and due to these affiliates at December 31, 2001 and 2000 are summarized below:

                                 Advances to             Accounts Payable
             December 31,        Affiliates               to Affiliates
                               ---------------          ----------------
                2001:             $  1,306                   $  6,988
                2000:             $ 22,340                   $  6,530

Advances to affiliates at December 31, 2000 include trade accounts receivable from AT&T. At December 31, 2001, trade accounts receivable from AT&T are reflected in accounts receivable trade in the accompanying balance sheet.

AT HOME

In October 1997, the Company entered into an agreement with At Home and certain of its shareholders, pursuant to which the Company agreed to enter into agreements for the distribution of the At Home service over certain of the Company's cable television systems on the same terms and conditions as At Home's founding partners, TCI, Comcast Corporation and Cox Communications, Inc. The Company received a warrant to purchase 15,751,568 shares of At Home's Series A common stock at an exercise price of $.25 per share. Additionally, in 1998 a warrant to purchase 4,711,028 shares of At Home's Series A common stock at $.25 per share was received in connection with the acquisition of certain cable television systems from TCI Communications, Inc. The At Home network distributed high-speed interactive services to residences and businesses using its own network architecture and a variety of transport options, including the cable industry's hybrid fiber coaxial infrastructure.

The original aggregate fair market value of the warrants received of $248,134, as determined by independent appraisals, was recorded in other investments in the accompanying consolidated balance sheets and was accounted for under the cost method. The fair market value of the warrants was recorded as deferred revenue and was being amortized to income over the period in which the Company was obligated to provide the necessary services to At Home.

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

On January 8, 2002, At Home terminated its At Home service to all of Cablevision's Optimum@Home subscribers. In a letter dated January 9, 2002, Cablevision advised At Home that such termination of service constituted an election by At Home to terminate the existing master distribution agreement entered into by and between Cablevision and At Home and all other related agreements.

In 2001, 2000 and 1999 the Company recorded $66,872, $60,000 and $50,136, respectively, of revenue relating to this transaction. In 2001 and 2000, the Company recognized a loss on investments of approximately $108,452 and $139,682, respectively, reflecting the decline in the fair value of the warrants which reduced the carrying value of the warrants to zero at December 31, 2001. In 2001, the Company recorded a gain of $25,190, representing primarily the recognition of the remaining unamortized portion of deferred revenue at December 31, 2001.

NOTE 12. BENEFIT PLANS

The Company has a Cash Balance Retirement Plan (the "Retirement Plan") for the benefit of employees other than those of Cablevision Electronics and CCG Holdings. Under the Retirement Plan, the Company will credit a certain percentage of eligible base pay into an account established for each participant which will earn a market based rate of return annually. Net periodic pension cost for the years ended December 31, 2001, 2000 and 1999 amounted to $26,648, $8,008 and $6,218, respectively. At December 31, 2001 and 2000, the accumulated benefit obligation amounted to $39,143 and $22,092, respectively.

The Company also maintains 401(k) savings plans, pursuant to which an employee can contribute a percentage of eligible annual compensation, as defined. The Company also makes matching cash contributions for a portion of employee contributions to the 401(k) savings plans. The cost associated with the 401(k) savings plans was approximately $12,391, $7,932 and $6,102 for the years ended December 31, 2001, 2000 and 1999, respectively.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

The Company maintains the CSSC Supplemental Benefit Plan (the "Supplemental Plan") for the benefit of certain officers and employees of the Company. As part of the Supplemental Plan, the Company established a nonqualified defined benefit pension plan, which provides that, upon attaining normal retirement age, a participant will receive a benefit equal to a specified percentage of the participant's average compensation, as defined. All participants are 100% vested in the Supplemental Plan. Net periodic pension cost was $200 for the year ended December 31, 2001. Net periodic pension cost for the years ended December 31, 2000 and 1999 was negligible. At December 31, 2001 and 2000, the fair value of Supplemental Plan assets exceeded the projected benefit obligation by approximately $388 and $1,707, respectively.

MSG sponsors several non-contributory pension plans covering MSG's employees. Benefits payable to retirees under these plans are based upon years of service and participants' compensation and are funded through trusts established under the plans. Plan assets are invested primarily in common stocks, bonds, United States government securities and cash. At December 31, 2001 and 2000, the accrued benefit cost amounted to $11,932 and $11,363, respectively, and for the years ended December 31, 2001, 2000 and 1999, net periodic pension cost amounted to $2,445, $2,227 and $2,611, respectively.

In addition, MSG contributes to various multiemployer defined benefit pension plans. Pension expense recognized for these multiemployer plans for the years ended December 31, 2001, 2000 and 1999 amounted to $3,307, $3,266 and $2,784, respectively.

MSG also sponsors a welfare plan which provides certain postretirement health care and life insurance benefits to certain employees and their dependents who are eligible for early or normal retirement under MSG's retirement plan. The welfare plan is insured through a managed care provider and MSG funds these benefits with premium payments. For the years ended December 31, 2001, 2000 and 1999, the periodic postretirement benefit cost amounted to $169, $187 and $204, respectively, and as of December 31, 2001 and 2000, the accrued benefit cost amounted to $6,290 and $6,257, respectively.

NOTE 13. STOCK BENEFIT AND LONG-TERM INCENTIVE PLANS

STOCK BENEFIT PLANS

Cablevision has employee stock plans under which it is authorized to issue incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, stock grants and stock bonus awards. Stock appreciation rights provide for the employee to receive a cash payment in an amount equal to the difference between the fair market value of the stock as of the date the right is exercised, and the exercise price. Under the employee stock plans, employees of the Company have received stock awards, bonus awards, stock appreciation rights and cash payments for certain executive stock options. As a result, the Company recorded income of approximately $44,973 for 2001 and expense of approximately $67,516 and $225,617 in 2000

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

and 1999, respectively. These amounts reflect vesting schedules for applicable grants as well as fluctuations in the market price of the underlying Cablevision common stock.

LONG-TERM INCENTIVE PLAN

Pursuant to Cablevision's Long-Term Incentive Plan, senior executives of the Company have been granted cash awards that vest over varying periods, some of which are performance based. Certain senior executives have also received performance retention awards under the plan, vesting over 7 years, aggregating $111,000. The terms of the award provide that the executive may request a loan from the Company in the amount of the award prior to its vesting, subject to certain limitations, provided that such loan is secured by a lien in favor of the Company on property owned by the executive. As of December 31, 2001, $28,294 had been advanced in respect of this plan. In connection with this plan, the Company has recorded expense of $6,344, $16,679 and $30,172 for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 14. COMMITMENTS AND CONTINGENCIES

The Company, through Rainbow Media Holdings, has entered into several contracts, including rights agreements, with professional sports teams and others relating to cable television programming. In addition, Rainbow Media Holdings, through MSG, has employment agreements with players, general managers and coaches of its professional sports teams. The contracts provide for payments which are guaranteed regardless of injury or termination. Certain of these contracts are covered by disability insurance if certain conditions are met. The future cash payments reflected below do not include the impact of potential insurance recoveries. The Company also has certain payment commitments associated with the construction of a new practice facility by MSG.

In addition, the table below includes the Company's minimum purchase commitments for digital boxes (approximately $1,325,000 through 2004), minimum contractual payment commitments to a satellite manufacturer in connection with the construction and launch of a direct broadcast satellite and certain other obligations pursuant to contracts entered into in the normal course of business. Future cash payments required under these contracts as of December 31, 2001 are as follows:

         2002             $  822,417
         2003                644,869
         2004                796,081
         2005                161,305
         2006                148,330
         Thereafter        1,100,101
                          ----------
         Total            $3,673,103
                          ==========

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

At December 31, 2001, approximately $63,014 of commitments, included in the table above, relating to player contracts have been accrued and are reflected in the accompanying consolidated balance sheets.

In addition to the above amounts, the Company may also be obligated to pay the National Basketball Association ("NBA") a luxury tax in each year pursuant to the NBA/NBPA collective bargaining agreement, which is in effect through June 30, 2004 and which may be extended for one year by the NBA. The ultimate calculation of any amount due would be based on a formula established by the agreement. The tax is based on the amount by which the team's salary, as defined in the agreement, exceeds a luxury tax "trigger."

During 2001, subsidiaries of Rainbow Media Holdings secured carriage commitments with certain multiple system operators under long-term affiliation agreements, in exchange for which such subsidiaries agreed to make payments when certain launch thresholds are met conditioned upon continued carriage. These subsidiaries are contingently liable through 2003 for additional payments of up to $12,850.

NOTE 15. OTHER MATTERS

The Company is party to various lawsuits, some involving substantial amounts. Management does not believe that the resolution of these lawsuits will have a material adverse impact on the financial position of the Company. See Note 11 regarding the At Home litigation.

NOTE 16. DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE TRADE, NOTES AND OTHER RECEIVABLES, PREPAID EXPENSES AND OTHER ASSETS, ADVANCES TO AFFILIATES, ACCOUNTS PAYABLE, ACCOUNTS PAYABLE-AFFILIATES, AND ACCRUED LIABILITIES.

The carrying amount approximates fair value due to the short maturity of these instruments.

DERIVATIVE CONTRACTS AND LIABILITIES UNDER DERIVATIVE CONTRACTS

Derivative contracts are carried at fair value based on dealer quotes.

AT HOME WARRANTS

The fair value of the At Home warrants at December 31, 2000 is based upon the Black-Scholes pricing model.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

INVESTMENTS SECURITIES AVAILABLE-FOR-SALE AND INVESTMENTS SECURITIES PLEDGED AS COLLATERAL

Marketable securities are carried at their fair value based upon quoted market prices.

BANK DEBT, COLLATERALIZED INDEBTEDNESS, SENIOR NOTES AND DEBENTURES, SUBORDINATED NOTES AND DEBENTURES AND REDEEMABLE EXCHANGEABLE PREFERRED STOCK

The fair values of each of the Company's debt instruments and redeemable preferred stock are based on quoted market prices for the same or similar issues or on the current rates offered to the Company for instruments of the same remaining maturities.

INTEREST RATE SWAP AGREEMENTS

Interest rate swap agreements in 2001 are carried at fair value based on dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate agreements, taking into consideration current interest rates and the current creditworthiness of the counterparties.

The fair value of the Company's financial instruments are summarized as follows:

                                                                                          December 31, 2001
                                                                                -----------------------------------
                                                                                   Carrying          Estimated
                                                                                    Amount           Fair Value
                                                                                ---------------    ----------------
Long term debt instruments:
   Bank debt.............................................................          $  1,045,041       $   1,045,041
   Collateralized indebtedness...........................................             1,572,372           1,583,452
   Senior notes and debentures...........................................             3,690,845           3,703,029
   Subordinated notes and debentures.....................................               599,054             649,412
   Redeemable exchangeable preferred stock...............................             1,544,294           1,649,014
                                                                                ---------------    ----------------
                                                                                   $  8,451,606       $   8,629,948
                                                                                ===============    ================
                                                                                          December 31, 2001
                                                                                --------------- -- ----------------
                                                                                   Carrying          Estimated
                                                                                    Amount           Fair Value
                                                                                ---------------    ----------------
   At Home warrants......................................................         $     108,452        $    108,452
                                                                                ===============    ================
   Long term debt instruments:
     Bank debt...........................................................         $   2,683,432        $  2,683,432
     Senior notes and debentures.........................................             2,693,208           2,633,960
     Subordinated notes and debentures...................................             1,048,648           1,099,750
     Redeemable exchangeable preferred stock.............................             1,544,294           1,642,921
                                                                                ---------------    ----------------
                                                                                  $   7,969,582        $  8,060,063
                                                                                ===============    ================
   Interest rate swap agreements:
     In a net payable position...........................................         $           -        $      1,980
                                                                                ===============    ================

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

NOTE 17. SEGMENT INFORMATION

The Company classifies its business interests into four segments:
Telecommunication Services, consisting principally of its cable television, telephone and cable modem services operations; Rainbow Media Group, consisting principally of interests in national and regional cable television programming networks; MSG, which owns and operates professional sports teams, regional cable television networks, live productions and entertainment venues; and Retail Electronics, which represents the operations of Cablevision Electronics' retail electronics stores.

The Company's reportable segments are strategic business units that are managed separately. The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income (loss) before depreciation and amortization, stock plan and long-term incentive plan expenses, restructuring charges, and the costs of year 2000 remediation). The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Information as to the operations of the Company's business segments is set forth below.

                                               Years Ended December 31,
                                     -----------------------------------------
                                         2001           2000           1999
                                     -----------    -----------    -----------
REVENUES
Telecommunication Services..         $ 2,275,525    $ 2,328,194    $ 2,151,308
MSG ........................             841,912        876,397        785,234
Retail Electronics .........             678,571        693,354        603,294
Rainbow Media Group ........             588,905        484,816        361,756
All Other ..................              36,298         48,485         61,891
Eliminations ...............             (16,665)       (20,198)       (20,498)
                                     -----------    -----------    -----------

   Total ...................         $ 4,404,546    $ 4,411,048    $ 3,942,985
                                     ===========    ===========    ===========

                                                       Years Ended December 31,
                                              -----------------------------------------
                                                 2001           2000           1999
                                              -----------    -----------    -----------
ADJUSTED OPERATING CASH FLOW (UNAUDITED)
Telecommunication Services..................  $   896,838    $   931,081    $   916,233
MSG ........................................       82,579        171,483        142,606
Retail Electronics .........................      (76,549)       (56,520)       (37,934)
Rainbow Media Group ........................      126,116        120,453         87,902
All Other ..................................     (128,002)       (93,600)       (91,858)
                                              -----------    -----------    -----------

   Total ...................................  $   900,982    $ 1,072,897    $ 1,016,949
                                              ===========    ===========    ===========

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

                                                         December 31,
                                                 -------------------------
                                                     2001          2000
                                                 -----------   -----------
ASSETS
Telecommunication Services ..................... $ 5,286,628   $ 4,521,775
MSG ............................................   1,824,150     1,891,993
Retail Electronics .............................     227,925       278,209
Rainbow Media Group ............................   1,246,682       843,789
Corporate, other and intersegment eliminations..   1,631,415       737,524
                                                 -----------   -----------

   Total ....................................... $10,216,800   $ 8,273,290
                                                 ===========   ===========

A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:

                                                                          Year Ended December 31,
                                                                 -----------------------------------------
                                                                     2001           2000           1999
                                                                 -----------    -----------    -----------
REVENUES
Total revenue for reportable segments .......................... $ 4,384,913    $ 4,382,761    $ 3,901,592
Other revenue and intersegment eliminations.....................      19,633         28,287         41,393
                                                                 -----------    -----------    -----------
   Total consolidated revenue .................................. $ 4,404,546    $ 4,411,048    $ 3,942,985
                                                                 ===========    ===========    ===========

ADJUSTED OPERATING CASH FLOW TO NET LOSS (UNAUDITED)
Total adjusted operating cash flow for reportable segments ..... $ 1,028,984    $ 1,166,497    $ 1,108,807
Other adjusted operating cash flow deficit .....................    (128,002)       (93,600)       (91,858)
Items excluded from adjusted operating cash flow
   Depreciation and amortization ...............................  (1,141,229)    (1,018,246)      (893,797)
   Stock plan income (expense) .................................      44,973        (67,516)      (225,617)
   Long-term incentive plan expense ............................      (6,344)       (16,679)       (30,172)
   Restructuring charges .......................................     (56,442)            --             --
   Year 2000 remediation .......................................          --         (3,473)       (41,477)
   Interest expense ............................................    (544,004)      (569,251)      (470,549)
   Interest income .............................................      18,028          6,636          4,809
   Equity in net loss of affiliates ............................     (67,996)       (16,685)       (19,234)
   Gain on sale of cable assets and programming interests, net..   2,175,927      1,209,865             --
   Impairment charges on investments ...........................    (108,864)      (146,429)       (15,100)
   Gain on investments, net ....................................     109,767             --         10,861
   Write-off of deferred financing costs .......................     (18,770)        (5,209)        (4,425)
   Gain on derivative contracts, net ...........................     281,752             --             --
   Loss on redemption of notes .................................     (15,348)            --             --
   Gain on termination of At Home agreement ....................      25,190             --             --
   Minority interests ..........................................    (209,498)           625         49,563
   Miscellaneous, net ..........................................     (18,143)        (9,509)        (5,688)
                                                                 -----------    -----------    -----------
      Net income (loss) before income taxes .................... $ 1,369,981    $   437,026    $  (623,877)
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

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

NOTE 18. SUBSEQUENT EVENTS

In March 2002, Rainbow Media Group entered into a $400,000 revolving credit facility with a group of banks which matures on December 31, 2006 (in certain limited circumstances the maturity date may be accelerated to November 1,
2005). The facility requires commitment reductions beginning in the third quarter of 2004. This revolving credit facility contains certain financial covenants that may limit Rainbow Media Group's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of certain financial ratios and restricting the permitted uses of borrowed funds.

In March, 2002, AMC and Bravo, subsidiaries of Rainbow Media Holdings, entered into a $200,000 revolving credit facility with a group of banks. The facility matures on December 31, 2006 (in certain limited circumstances the maturity date may be accelerated to November 1, 2005) and requires commitment reductions beginning in the third quarter of 2004. The facility replaced the previously existing AMC $200,000 revolving credit facility. The AMC/Bravo revolving credit facility contains certain financial covenants that may limit the ability to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of certain financial ratios and restricting the permitted uses of borrowed funds.

In March 2002, Rainbow Media Holdings acquired Loral's 50% interest in R/L DBS for a purchase price of up to a present value of $33,000 payable only from revenues of R/L DBS' business, if any, or from any future sale of all or part of the interests in or assets of R/L DBS. This purchase increased Rainbow Media Holdings' ownership of R/L DBS to 100%.

In March 2002, NBC-Rainbow Holding exchanged a .4% interest in Rainbow Media Holdings equity securities for 708,456 shares of Rainbow Media Group Class A common stock of Cablevision. This exchange will be accounted for as an acquisition of minority interests and accounted for using the purchase method. The purchase price will be allocated to the specific assets acquired when an independent appraisal is obtained.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (continued)

NOTE 19. INTERIM FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of selected quarterly financial data for the years ended December 31, 2001 and 2000.

2001:                            March 31,      June 30,    September 30,   December 31,      Total
                                 ---------      --------    -------------   ------------      -----
                                   2001           2001           2001           2001           2001
                               -----------    -----------    -----------    -----------    -----------
Revenues, net ..............   $ 1,049,536    $ 1,061,988    $ 1,003,781    $ 1,289,241    $ 4,404,546
Operating expenses .........     1,105,793      1,018,997      1,052,707      1,485,109      4,662,606
                               -----------    -----------    -----------    -----------    -----------
Operating income (loss) ....   $   (56,257)   $    42,991    $   (48,926)   $  (195,868)   $  (258,060)
                               ===========    ===========    ===========    ===========    ===========

Net income (loss) applicable
   to common shareholder ....  $ 1,127,875    $   238,490    $   (77,063)   $  (281,569)   $ 1,007,733
                               ===========    ===========    ===========    ===========    ===========

2000:                            March 31,      June 30,     September 30,  December 31,      Total
                                 ---------      --------     -------------  ------------      -----
                                   2000           2000           2000           2000           2000
                               -----------    -----------    -----------    -----------    -----------
Revenues, net ..............   $ 1,048,224    $ 1,081,577    $ 1,035,548    $ 1,245,699    $ 4,411,048
Operating expenses .........       988,493      1,066,279      1,009,152      1,380,141      4,444,065
                               -----------    -----------    -----------    -----------    -----------
Operating income (loss) ....   $    59,731    $    15,298    $    26,396    $  (134,442)   $   (33,017)
                               ===========    ===========    ===========    ===========    ===========

Net income (loss) applicable
   to common shareholder ...   $  (115,495)   $  (171,748)   $   (40,142)   $   556,638    $   229,253
                               ===========    ===========    ===========    ===========    ===========