Form 10-K/A
period 2001-12-31
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS INC
filed 2002-04-30
CIK 1053112, 784681

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
(Mark One)

            [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                FOR THE TRANSITION PERIOD FROM _______TO________

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                        NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                                         WHICH REGISTERED
-------------------                                     ------------------------
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

Cablevision Systems Corporation                        Yes  X          No
                                                           ---            ---
CSC Holdings, Inc.                                     Yes  X          No
                                                           ---            ---

        Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.___

        Aggregate market value of voting stock held by nonaffiliates of Cablevision Systems Corporation based on the closing price at which such stock was sold on the New York Stock Exchange on March 15, 2002: $6,806,095,743.
================================================================================

Number of shares of common stock outstanding as of March 15, 2002:

Cablevision NY Group Class A Common Stock -                         133,303,895
Cablevision NY Group Class B Common Stock -                          42,145,986
Rainbow Media Group Class A Common Stock -                           73,677,019
Rainbow Media Group Class B Common Stock -                           21,072,993
CSC Holdings, Inc. Common Stock -                                         1,000

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       AMENDMENT TO APPLICATION OR REPORT
                FILED PURSUANT TO SECTION 12, 13, OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         CABLEVISION SYSTEMS CORPORATION
                               CSC HOLDINGS, INC.

                                 AMENDMENT NO. 1

        The undersigned registrants hereby amend the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2001 as set forth in the pages attached hereto:

Item 10.  --      Directors and Executive Officers of the Registrant.

Item 11.  --      Executive Compensation.

Item 12.  --      Security Ownership of Certain Beneficial Owners and
                  Management.

Item 13.  --      Certain Relationships and Related Transactions.

ITEM 10. -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The Board has nominated the director candidates named below. Of the twelve nominees for director, eight are to be elected by the Class B stockholders and four are to be elected by the Class A stockholders.

        All Cablevision directors are elected for one-year terms.

        Personal information on each of our nominees is given below. All our nominees currently serve as Cablevision directors. Each current director was elected by stockholders at the last annual meeting.

        The Board met nine times last year. On average, Cablevision's directors attended 97% of Board and committee meetings.

        If a director nominee becomes unavailable before the election, your proxy authorizes us to vote for a replacement nominee if the Board names one.

DIRECTORS TO BE ELECTED BY CLASS A STOCKHOLDERS

    CHARLES D. FERRIS, 69, Director since 1985. Member of the law firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. since 1981. Chairman of the Federal Communications Commission from October 1977 until April 1981.

    RICHARD H. HOCHMAN, 56, Director since 1986. Chairman of Regent Capital Management Corp. since April 1995. Managing Director of PaineWebber Incorporated from 1990 to April 1995. Mr. Hochman is also a director of Evercom, Inc. and R.A.B. Enterprises, Inc.

    VICTOR ORISTANO, 85, Director since 1985. Founder and Chairman of Alda Limited Partners, a holding company which has built and operated cable television systems in Connecticut, Florida, New Jersey, Pennsylvania and England since 1966. Mr. Oristano was also the founder of the nation's largest holder of wireless TV frequencies, a company controlled by Alda.

    VINCENT TESE, 59, Director since 1996. Director of the Bear Stearns Companies, Inc. since December 1994. Chairman of Wireless Cable International, Inc. since July 1995. Chairman of Cross Country Wireless from December 1994 to July 1995. Mr. Tese served as Chairman and Chief Executive Officer of the New York State Urban Development Corporation from 1985 to 1987, and as Director of Economic Development for New York State from 1987 to December 1994. Mr. Tese also serves on the Board of Directors of Allied Waste Industries, Inc., Bear Stearns & Co., Inc., Custodial Trust Co., Bowne and Company, Inc., Lynch Interactive, Mack-Cali Realty Corp., National Wireless Holdings, Inc. and Orion Power Holdings, Inc.

DIRECTORS TO BE ELECTED BY CLASS B STOCKHOLDERS

    CHARLES F. DOLAN, 75, Director since 1985. Chairman of the Company since 1985. Chief Executive Officer of the Company from 1985 to October 1995. Founded and acted as the General Partner of the Company's predecessor from 1973 until 1985. Established Manhattan Cable Television in 1961 and Home Box Office in 1971. Charles F. Dolan is the father of James L. Dolan, Patrick F. Dolan and Thomas C. Dolan.

    JAMES L. DOLAN, 46, Director since 1991. President of the Company since June 1998 and Chief Executive Officer of the Company since October 1995. Chairman of Madison Square Garden, a subsidiary of the Company, since October 1999. Chief Executive Officer of Rainbow Programming Holdings, Inc., a subsidiary of the Company, from September 1992 to October 1995. Vice President of the Company from 1987 to September 1992. James L. Dolan is the son of Charles F. Dolan and the brother of Patrick F. Dolan and Thomas C. Dolan.

    WILLIAM J. BELL, 62, Director since 1985. Vice Chairman of the Company since 1985. Joined the Company's predecessor in 1979.

    ROBERT S. LEMLE, 49, Director since 1988. Vice Chairman, General Counsel and Secretary of the Company since February 2001. Vice Chairman of Madison Square Garden, a subsidiary of the Company, since October 1999. Executive Vice President, General Counsel and Secretary of the Company from February 1994 to February 2001. Senior Vice President, General Counsel and Secretary of the Company from 1986 to February 1994. Joined the Company's predecessor in 1982.

    SHEILA A. MAHONY, 60, Director since 1988. Executive Vice President, Communications, Government and Public Affairs since April 1999. Senior Vice President, Communications and Public Affairs of the Company from June 1995 through April 1999. Vice President of Government Relations and Public Affairs of the Company and the Company's predecessor from 1980 to June 1995.

    THOMAS C. DOLAN, 49, Director since 1998. Executive Vice President and Chief Information Officer of the Company since October 2001. Senior Vice President and Chief Information Officer of the Company from February 1996 through October 2001. Vice President and Chief Information Officer of the Company from July 1994 to February 1996. General Manager of the Company's East End Long Island cable system from November 1991 through July 1994. System Manager of the Company's East End Long Island cable system from August 1987 to October 1991. Thomas C. Dolan is the son of Charles F. Dolan and brother of Patrick F. Dolan and James L. Dolan.

    PATRICK F. DOLAN, 50, Director since 1991. President of News 12 Networks of the Company since February 2002. Vice President of News from September 1995 to February 2002. News Director of News 12 Long Island, a subsidiary of the Company, since December 1991. Patrick F. Dolan is the son of Charles F. Dolan and the brother of James L. Dolan and Thomas C. Dolan.

    JOHN TATTA, 82, Director since 1985. Consultant to the Company since January 1992. President of the Company from 1985 through December 1991. Chief Operating Officer of the Company from 1985 to 1989 and of the Company's predecessor from 1973 through 1985. Executive Vice President and director of operations of Manhattan Cable Television during the 1960s and early 1970s.


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

        We also pay a portion of director compensation in stock options. Each non-employee director receives options to purchase 30,000 shares of stock comprised of 15,000 shares of Cablevision NY Group common stock and 15,000 shares of Rainbow Media Group tracking stock when first elected to the Board and, if the director remains in office, options to purchase an additional 7,500 shares comprised of 3,750 shares of Cablevision NY Group common stock and 3,750 shares of Rainbow Media Group tracking stock each following year. The exercise price for these options is the closing price of the stock on the date prior to the grant, and they are all vested when granted.

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

        Meetings last year: five

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

        Committee members: Messrs. Hochman (Chairman), Oristano and Tatta.

        Meetings last year: two.

        Subcommittee members: Messrs. Hochman and Oristano

        Meetings last year: two.

        The Executive Committee has broad power to act on behalf of the Board. In practice, the committee only meets when it is impractical to call a meeting of the full Board.

        Committee members: Messrs. James Dolan (Chairman), Bell, Lemle, Hochman and Tatta.

        Meetings last year: nine

OTHER COMMITTEES

In addition to standing committees, the Board of Directors from time-to-time convenes a Special Committee, in accordance with the Company's By-laws, to consider any proposed investment in, or advance to, Charles Dolan, members of his family, trusts for the benefit of his family members, or companies (other than the Company) owned or controlled by any of them.

                             OUR EXECUTIVE OFFICERS

Our executive officers are:


Charles F. Dolan          Chairman
James L. Dolan            Chief Executive Officer and President
William J. Bell           Vice Chairman
Robert S. Lemle           Vice Chairman, General Counsel and Secretary
Andrew B. Rosengard       Executive Vice President, Finance
Sheila A. Mahony          Executive Vice President, Communications, Government
                          and Public Affairs
Margaret Albergo          Executive Vice President, Planning and Operations
Thomas C. Dolan           Executive Vice President and Chief Information Officer

Biographies of Messrs. Charles Dolan, James Dolan, Thomas Dolan, Bell, Lemle and Ms. Mahony are set forth above. Biographies for Mr. Rosengard and Ms. Albergo are below.

    ANDREW B. ROSENGARD, 44, Executive Vice President, Finance since June 2001, Executive Vice President, Finance and Controller of the Company from April 1999 to June 2001. Executive Vice President, Financial Planning and Controller of the Company from November 1997 to April 1999. Senior Vice President and Controller of the Company from February 1996 to November 1997. Senior Vice President, Finance for Rainbow Programming Holdings, Inc., a subsidiary of the Company, from 1990 to February 1996.

    MARGARET ALBERGO, 48, Executive Vice President, Planning and Operations since April 1999. Senior Vice President, Planning and Performance of the Company from October 1996 to April 1999. Senior Vice President, Operations of Rainbow Programming Holdings, Inc., a subsidiary of the Company from August 1995 to October 1996. Vice President, Corporate Development of Rainbow Programming Holdings, Inc. from 1993 to August 1995. Director of Operations and Administration of News 12 Long Island from 1991 to 1993.

ITEM 11. -- EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION TABLES

        These tables show the compensation of the Company's Chief Executive Officer and the four other most highly paid executives. The stock option information in the tables includes options for Cablevision NY Group Class A common stock and Rainbow Media Group Class A tracking stock outstanding as of December 31, 2001 and gives effect to adjustments to those options as a result of the distribution of Rainbow Media Group Class A tracking stock on March 29, 2001.

SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------


                                                                                       LONG TERM
                                                         ANNUAL COMPENSATION      COMPENSATION AWARDS
                                                      -------------------------------------------------
      NAME/                                                                            SECURITIES
                                                                                       UNDERLYING           ALL OTHER
      PRINCIPAL POSITION                        YEAR    SALARY($)     BONUS($)       OPTIONS/SARS(#)     COMPENSATION($)(1)
      ---------------------------------------------------------------------------------------------------------------------
      Charles F. Dolan                          2001    1,600,000             0                  0             742,241
        Chairman & Director                     2000      950,000     2,000,000                  0             345,743
                                                1999      900,000     2,000,000                  0             388,721
      ---------------------------------------------------------------------------------------------------------------------
      James L. Dolan                            2001    1,600,000             0                  0           5,508,288
        President, Chief Executive Officer &    2000      975,000     2,000,000                  0             190,201
        Director                                1999      950,000     2,000,000                  0           4,463,681
      ---------------------------------------------------------------------------------------------------------------------
      William J. Bell                           2001    1,000,000     1,875,000                  0           3,158,701
        Vice Chairman & Director                2000      840,000     1,500,000                  0             133,244
                                                1999      770,000     1,400,000                  0           2,263,128
      ---------------------------------------------------------------------------------------------------------------------
      Robert S. Lemle                           2001    1,000,000     1,875,000                  0           2,417,934
        Vice Chairman, General Counsel,         2000      725,000     1,200,000            195,000(2)           70,168
        Secretary & Director                    1999      625,000       875,000                  0           1,825,380
      ---------------------------------------------------------------------------------------------------------------------
      Andrew B. Rosengard                       2001      900,000     1,250,000                  0           1,536,559
        Executive Vice President, Finance       2000      675,000     1,000,000                  0           1,364,346
                                                1999      575,000       900,000                  0             181,565

        (1) For 2001, represents the sum of (i) for each individual, the following amounts contributed by the Company on behalf of such individual under the Company's Cash Balance Pension Plan (the "Pension Plan"), Mr. Charles Dolan $15,300, Mr. James Dolan $10,200, Mr. Bell $15,300, Mr. Lemle $10,200 and Mr. Rosengard $8,500, (ii) for each individual, the following amounts contributed by the Company on behalf of such individual under the Company's Excess Cash Balance Pension Plan, Mr. Charles Dolan $128,700, Mr. James Dolan $85,800, Mr. Bell $74,700, Mr. Lemle $49,800 and Mr. Rosengard $36,067, (iii) for each individual, $35,000 credited to such individual (other than Mr. James Dolan and Mr. Rosengard) on the books of the Company pursuant to the defined contribution portion of the Company's Supplemental Benefit Plan (the "Supplemental Plan"), (iv) for each individual, the following amounts contributed by the Company on behalf of such individual as a matching contribution under the Company's 401(k) Plan: Mr. Charles Dolan $2,100, Mr. James Dolan $4,250, Mr. Bell $5,100, Mr. Lemle $4,646 and Mr. Rosengard $5,100, (v) for each individual, the following amounts contributed by the Company on behalf of such individual as a matching contribution under the Company's Excess Savings Plan: Mr. Charles Dolan $45,900, Mr. Bell $24,900 and Mr. Rosengard $21,640, (vi) for each individual, the following amounts paid as a premium on individual life insurance policies purchased by the Company for the executive officer to replace coverage under the integrated policy previously provided by the
        Company: Mr. Charles Dolan $130,276, Mr. James Dolan $37,705, Mr. Bell $82,037, Mr. Lemle $20,268 and Mr. Rosengard $9,305, (vii) for Mr. Charles Dolan, Mr. James Dolan, and Mr. Lemle: $384,965, $210,493 and $4,758, respectively, representing the value of personal use of the Company's aircraft, determined in accordance with the Standard Industry Fare Level as promulgated by the Internal Revenue Service, (viii) for Mr. James Dolan, Mr. Bell, Mr. Lemle and Mr. Rosengard, $5,159,840, $2,866,578, $2,293,262 and $1,146,631, respectively, representing the payout of Long-Term Incentive Plan awards, (ix) for each of Mr. Bell and Mr. Rosengard, $55,086 of imputed interest on the interest free loans they received for the $3,000,000 awards they were granted in 2000 under the Long-Term Incentive Plan, which awards provide that the executive may request a loan from the Company in the amount of the award, prior to its vesting, subject to certain limitations, provided that such loan is secured by a lien in favor of the Company on real property owned and personally used by the executive and (x) in the case of Mr. Rosengard, amounts allocated in respect of a deferred compensation plan, including an initial amount of $500,000 in 1997 plus an annual amount equal to 20% of base salary, together with attributable interest thereon, aggregating $165,060, $196,583 and $254,230 in 1999, 2000 and 2001, respectively.


(2) Includes options for 65,000 shares and SARs for 65,000 shares of Cablevision NY Group Class A common stock, respectively, and options for 32,500 shares and SARs for 32,500 shares of Rainbow Media Group Class A tracking stock, respectively, after giving affect to the adjustments to those options and SARs as a result of the distribution of Rainbow Media Group Class A tracking stock as of March 29, 2001.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION/SAR VALUES
--------------------------------------------------------------------------------

                                                                                                              VALUE OF
                                                                          NUMBER OF SECURITIES         UNEXERCISED IN-THE-MONEY
                                            SHARES                       UNDERLYING UNEXERCISED            OPTIONS/SARS AT
                               CLASS A   ACQUIRED ON       VALUE       OPTIONS/SARS AT 12/31/01(#)           12/31/01($)
                                                                     ------------------------------ -----------------------------
    NAME                       SHARES    EXERCISE(#)(1) REALIZED($)    EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
    -----------------------------------------------------------------------------------------------------------------------------
    Charles F. Dolan                               --            --            --             --               --            --
    -----------------------------------------------------------------------------------------------------------------------------
    James L. Dolan            CNYG                 --            --       466,000         80,000        9,439,388            --
    -----------------------------------------------------------------------------------------------------------------------------
                              RMG                  --            --       233,000         40,000        3,273,719       188,653
    -----------------------------------------------------------------------------------------------------------------------------
    William J. Bell           CNYG                 --            --       133,333         66,667               --            --
    -----------------------------------------------------------------------------------------------------------------------------
                              RMG                  --            --        66,666         33,334          314,418       157,214
    -----------------------------------------------------------------------------------------------------------------------------
    Robert S. Lemle           CNYG            127,600     9,857,104       270,934        136,666        5,280,048            --
    -----------------------------------------------------------------------------------------------------------------------------
                              RMG                  --            --       135,468         68,332        1,720,354       204,413
    -----------------------------------------------------------------------------------------------------------------------------
    Andrew B. Rosengard       CNYG                 --            --       100,000         50,000               --            --
    -----------------------------------------------------------------------------------------------------------------------------
                              RMG                  --            --        50,000         25,000          235,816       117,908

(1) Exercise of stock options and SARs granted under the Company's Employee Stock Plan.

DEFINED BENEFIT PENSION PLAN

        The Company's Nonqualified Supplemental Benefit Plan provides actuarially-determined pension benefits, among other types of benefits, for nine employees of the Company or its subsidiaries who were previously employed by CSSC, L.L.C. successor to Cablevision Systems Services Corporation ("CSSC"). CSSC, which is wholly-owned by Charles Dolan and Helen Dolan, provided management services to Cablevision Company (the Company's predecessor) and to certain affiliates of the Company. The Supplemental Plan is designed to provide these employees, in combination with certain qualified benefit plans maintained by the Company and certain qualified retirement plans formerly maintained by CSSC, with the same retirement benefit formulae they would have enjoyed had they remained employees of CSSC and continued to participate in the former CSSC qualified plans. The Supplemental Plan provides that the Company may set aside assets for the purpose of paying benefits under the Supplemental Plan, but that any such assets remain subject to the claims of creditors of the Company.

        The defined benefit feature of the Supplemental Plan provides that, upon attaining normal retirement age (the later of age 65 or the completion of five years of service), a participant will receive an annual benefit equal to the lesser of 75% of his or her average compensation (not including bonuses and overtime) for his or her three most highly compensated years and the maximum benefit permitted by the Code (the maximum in 2001 is $140,000 for employees who retire at age 65), reduced by the amount of any benefits paid to such individual pursuant to the qualified defined benefit plan formerly maintained by CSSC. This benefit will be reduced proportionately if the participant retires or otherwise terminates employment before reaching normal retirement age.

        The following sets forth the estimated annual benefits payable upon normal retirement under the defined benefit portion of the Supplemental Plan (reduced by any retirement benefits paid in connection with the termination of the CSSC Defined Benefit Pension Plan) to the following persons: Mr. Charles Dolan, $278,572; Mr. James Dolan, $0; Mr. Bell, $125,734; Mr. Lemle, $125,026
and Mr. Rosengard, $0.

EMPLOYMENT CONTRACTS AND SEVERANCE AND CHANGE-IN-CONTROL ARRANGEMENTS

        Charles Dolan has an employment agreement with the Company, which expired in January 2002, and was automatically renewed until January 2003. The employment agreement will automatically renew for successive one-year terms unless terminated by either party at least three months prior to the end of the then existing term. The agreement provides for annual compensation of not less than $400,000 per year to Mr. Dolan. The agreement also provides for payment to Mr. Dolan's estate in the event of his death during the term of such agreement, of an amount equal to the greater of one year's base salary or one-half of the compensation that would have been payable to Mr. Dolan during the remaining term of such agreement.

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

        The Company adopted as of May 1, 1994, a severance pay plan pursuant to which an employee whose employment is involuntarily terminated (other than for cause) or who resigns with the approval of the Company may receive a benefit in an amount determined by the Company.

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

ITEM 12. -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                              STOCK OWNERSHIP TABLE

        This table shows the number and percentage of shares of Cablevision NY Group Class A common stock ("CNYG Class A Stock"), Cablevision NY Group Class B common stock ("CNYG Class B Stock"), Rainbow Media Group Class A tracking stock ("RMG Class A Stock") and Rainbow Media Group Class B tracking stock ("RMG Class B Stock") owned of record and beneficially as of April 1, 2002 by each director and each executive officer of the Company named in the summary compensation table. The table also shows the name, address and the number and percent of shares owned by persons beneficially owning more than five (5%) percent of any class.

                                                                                                                      COMBINED
                                                                                                                    VOTING POWER
                                                                                                                   OF ALL CLASSES
                                                                                BENEFICIAL                            OF STOCK
                                                          TITLE OF              OWNERSHIP         PERCENT           BENEFICIALLY
                NAME AND ADDRESS                      STOCK CLASS (1)             (1)(2)          OF CLASS          OWNED(1)(2)
  ----------------------------------------------------------------------------------------------------------------------------------
  Charles F. Dolan(3)(4)(5)                      CNYG Class A Stock                784,187           *                 41.1%
  1111 Stewart Avenue                            CNYG Class B Stock             22,853,274         54.2%
  Bethpage, NY 11714                             RMG Class A Stock                 393,799           *
                                                 RMG Class B Stock              11,426,637         54.2%
  ----------------------------------------------------------------------------------------------------------------------------------
  Helen A. Dolan(3)(4)(5)                        CNYG Class A Stock                771,930           *                  6.8%
  1111 Stewart Avenue                            CNYG Class B Stock              3,726,312          8.8%
  Bethpage, NY 11714                             RMG Class A Stock                 387,276           *
                                                 RMG Class B Stock               1,863,156          8.8%
  ----------------------------------------------------------------------------------------------------------------------------------
  Charles F. Dolan 2001 Family Trust (5)         CNYG Class A Stock                 --               *                  6.7%
  340 Crossways Park Drive                       CNYG Class B Stock              3,726,312          8.8%
  Woodbury, NY 11797                             RMG Class A Stock                  --               --
                                                 RMG Class B Stock               1,863,156          8.8%
  ----------------------------------------------------------------------------------------------------------------------------------
  Gabelli Asset Management, Inc. (6)             CNYG Class A Stock             10,408,000          7.8%                1.9%
  GAMCO Investors, Inc.(6)                       CNYG Class B Stock                 --               --
  One Corporate Center                           RMG Class A Stock               6,254,919          8.4%
  Rye, NY 10580                                  RMG Class B Stock                  --               --
  ----------------------------------------------------------------------------------------------------------------------------------
  AT&T Corp.(7)                                  CNYG Class A Stock             29,790,887         22.3%                5.0%
  32 Avenue of the Americas                      CNYG Class B Stock                 --               --
  New York, NY 10013                             RMG Class A Stock               9,791,336         13.2%
                                                 RMG Class B Stock                  --               --
  ----------------------------------------------------------------------------------------------------------------------------------
  National Broadcasting Company, Inc. (8)        CNYG Class A Stock                 --               --                  *
  NBC-Rainbow Holding, Inc. (8)                  CNYG Class B Stock                 --               --
  30 Rockefeller Plaza                           RMG Class A Stock               7,674,940         10.3%
  New York, NY 10112                             RMG Class B Stock                  --               --
  ----------------------------------------------------------------------------------------------------------------------------------
  Capital Group International, Inc.(9)           CNYG Class A Stock             12,310,980          9.2%                2.3%
  Capital Guardian Trust Company (9)             CNYG Class B Stock                 --               --
  11100 Santa Monica Blvd                        RMG Class A Stock               7,941,080         10.7%
  Los Angeles, CA 90025                          RMG Class B Stock                  --               --
  ----------------------------------------------------------------------------------------------------------------------------------
  Janus Capital Corporation (10)                 CNYG Class A Stock             10,069,024          7.6%                2.0%
  Thomas H Bailey (10)                           CNYG Class B Stock                 --               --
  Janus Mercury Fund (10)                        RMG Class A Stock               8,077,174         10.9%
  100 Fillmore Street
  Denver, CO 80206-4923                          RMG Class B Stock                  --               --
  ----------------------------------------------------------------------------------------------------------------------------------
  Citigroup Inc. (11)                            CNYG Class A Stock             12,613,051          9.5%                1.8%
  399 Park Avenue
  New York, NY 10043                             CNYG Class B Stock                 --               --
  Salomon Smith Barney Holdings, Inc. (11)       RMG Class A Stock                  --               --
  388 Greenwich Street                           RMG Class B Stock                  --               --
  New York, NY 10013
  ----------------------------------------------------------------------------------------------------------------------------------

  James L. Dolan (14)(16)(24)                    CNYG Class A Stock                470,100           *                  2.5%
                                                 CNYG Class B Stock              1,326,464          3.1%
                                                 RMG Class A Stock                 235,050           *
                                                 RMG Class B Stock                 663,232          3.1%
  ----------------------------------------------------------------------------------------------------------------------------------
  William J. Bell(14)                            CNYG Class A Stock                184,528           *                   *
                                                 CNYG Class B Stock                 --               --
                                                 RMG Class A Stock                  92,263           *
                                                 RMG Class B Stock                  --               --
  ----------------------------------------------------------------------------------------------------------------------------------
  Robert S. Lemle(12)(14)                        CNYG Class A Stock                895,817           *                   *
                                                 CNYG Class B Stock                 --               --
                                                 RMG Class A Stock                 447,909           *
                                                 RMG Class B Stock                  --               --
  ----------------------------------------------------------------------------------------------------------------------------------
  Andrew B. Rosengard(14)                        CNYG Class A Stock                110,349           *                   *
                                                 CNYG Class B Stock                 --               --
                                                 RMG Class A Stock                  55,127           *
                                                 RMG Class B Stock                  --               --
  ----------------------------------------------------------------------------------------------------------------------------------
  Sheila A. Mahony(14)                           CNYG Class A Stock                 65,585           *                   *
                                                 CNYG Class B Stock                 --               --
                                                 RMG Class A Stock                  32,792           *
                                                 RMG Class B Stock                  --               --
  ----------------------------------------------------------------------------------------------------------------------------------
  Thomas C. Dolan(14)(18)(23)                    CNYG Class A Stock                116,533           *                  2.2%
                                                 CNYG Class B Stock              1,212,464          2.9%
                                                 RMG Class A Stock                  58,266           *
                                                 RMG Class B Stock                 606,232          2.9%
  ----------------------------------------------------------------------------------------------------------------------------------
  Patrick F. Dolan(14)(17)(22)                   CNYG Class A Stock                120,966           *                  2.2%
                                                 CNYG Class B Stock              1,215,140          2.9%
                                                 RMG Class A Stock                  60,532           *
                                                 RMG Class B Stock                 607,570          2.9%
  ----------------------------------------------------------------------------------------------------------------------------------
  John Tatta(13)(15)                             CNYG Class A Stock                 76,150           *                   *
                                                 CNYG Class B Stock                 --               --
                                                 RMG Class A Stock                  39,950           *
                                                 RMG Class B Stock                  --               --
  ----------------------------------------------------------------------------------------------------------------------------------
  Charles D. Ferris(15)                          CNYG Class A Stock                 53,750           *                   *
                                                 CNYG Class B Stock                 --               --
                                                 RMG Class A Stock                  28,750           *
                                                 RMG Class B Stock                  --               --
  ----------------------------------------------------------------------------------------------------------------------------------
  Richard H. Hochman(15)                         CNYG Class A Stock                 58,126           *                   *
                                                 CNYG Class B Stock                 --               --
                                                 RMG Class A Stock                  30,938           *
                                                 RMG Class B Stock                  --               --
  ----------------------------------------------------------------------------------------------------------------------------------
  Victor Oristano(15)                            CNYG Class A Stock                 19,750           *                   *
                                                 CNYG Class B Stock                 --               --
                                                 RMG Class A Stock                  11,750           *
                                                 RMG Class B Stock                  --               --
  ----------------------------------------------------------------------------------------------------------------------------------
  Vincent Tese(15)                               CNYG Class A Stock                 27,750           *                   *
                                                 CNYG Class B Stock                 --               --
                                                 RMG Class A Stock                  15,750           *
                                                 RMG Class B Stock                  --               --
  ----------------------------------------------------------------------------------------------------------------------------------
  All executive officers and directors as a      CNYG Class A Stock              3,157,564          2.4%               48.3%
  group (14 persons)(3)(4)(5)(12)(13)(14)        CNYG Class B Stock             26,607,342         63.1%
  (15)(16)(17)(18) (22)(23)(24)                  RMG Class A Stock               1,579,943          2.1%
                                                 RMG Class B Stock              13,303,671         63.1%
  ----------------------------------------------------------------------------------------------------------------------------------
  Paul J. Dolan(19)(24)(25)(26)(27)(28)(30)(32)  CNYG Class A Stock                 89,000           *                 14.1%
  100 Corporate Place, Suite 150                 CNYG Class B Stock              7,853,032         18.6%
  Chardon, OH 44024                              RMG Class A Stock                  44,500           *
                                                 RMG Class B Stock               3,926,516         18.6%
  ----------------------------------------------------------------------------------------------------------------------------------

  Kathleen M. Dolan                              CNYG Class A Stock              1,165,218           *                 11.4%
  (19)(25)(26)(27)(28)(29)(30)                   CNYG Class B Stock              6,266,744         14.9%
  1111 Stewart Avenue                            RMG Class A Stock                 587,404           *
  Bethpage, NY 11714                             RMG Class B Stock               3,133,372         14.9%
  ----------------------------------------------------------------------------------------------------------------------------------
  Mary S. Dolan(20)(22)                          CNYG Class A Stock                 12,500           *                  4.3%
  300 So. Riverside Plaza Suite 1480             CNYG Class B Stock              2,389,604          5.7%
  Chicago, IL 60606                              RMG Class A Stock                   6,250           *
                                                 RMG Class B Stock               1,194,802          5.7%
  ----------------------------------------------------------------------------------------------------------------------------------
  Deborah A. Dolan-Sweeney                       CNYG Class A Stock              1,165,218           *                 11.4%
  (20)(25)(26)(27)(28)(29)(30)                   CNYG Class B Stock              6,266,744         14.9%
  1111 Stewart Avenue                            RMG Class A Stock                 587,404           *
  Bethpage, NY 11714                             RMG Class B Stock               3,133,372         14.9%
  ----------------------------------------------------------------------------------------------------------------------------------
  Matthew J. Dolan(21)(23)                       CNYG Class A Stock                  2,000           *                  4.3%
  231 Main Street                                CNYG Class B Stock              2,389,604          5.7%
  Court House Annex                              RMG Class A Stock                     500           *
  Chardon, OH 44024                              RMG Class B Stock               1,194,802          5.7%
  ----------------------------------------------------------------------------------------------------------------------------------
  Marianne Dolan Weber                           CNYG Class A Stock              1,165,218           *                 11.4%
  (21)(25)(26)(27)(28)(29)(30)                   CNYG Class B Stock              6,231,420         14.8%
  1111 Stewart Avenue                            RMG Class A Stock                 587,404           *
  Bethpage, NY 11714                             RMG Class B Stock               3,115,710         14.8%
  ----------------------------------------------------------------------------------------------------------------------------------
  Dolan Family LLC(30)                           CNYG Class A Stock                 --               --
  c/o William A. Frewin, Jr.                     CNYG Class B Stock              5,000,000         11.9%                8.9%
  340 Crossways Park Drive                       RMG Class A Stock                  --               --
  Woodbury, NY 11797                             RMG Class B Stock               2,500,000         11.9%
  ----------------------------------------------------------------------------------------------------------------------------------
  John MacPherson(31)                            CNYG Class A Stock                 16,100           *                 11.7%
  21 Old Town Lane                               CNYG Class B Stock              6,506,472         15.4%
  Halesite, NY 10019                             RMG Class A Stock                   8,050           *
                                                 RMG Class B Stock               3,253,236         15.4%
  ----------------------------------------------------------------------------------------------------------------------------------
  Lawrence Dolan(5)                              CNYG Class A Stock                 --               --
  100 Corporate Place                            CNYG Class B Stock              3,726,312          8.8%                6.7%
  Suite 150                                      RMG Class A Stock                  --               --
  Chardon, OH 44024                              RMG Class B Stock               1,863,156          8.8%
  ----------------------------------------------------------------------------------------------------------------------------------

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

(3) Includes 771,930 shares of CNYG Class A Stock and 387,276 shares of RMG Class A Stock owned by the Dolan Family Foundation, a New York not-for-profit corporation, the sole members of which are Charles F. Dolan and his wife, Helen A. Dolan. Neither Mr. Dolan nor Mrs. Dolan has an economic interest in such shares, but Mr. Dolan and his wife share the ultimate power to vote and dispose of such shares. Under certain rules of the Securities and Exchange Commission, so long as Mr. Dolan and his wife retain such powers, each of Mr. Dolan and his wife is deemed to have beneficial ownership thereof.

(4) Does not include an aggregate of 19,138,712 shares of CNYG Class B Stock and an aggregate of 9,569,356 shares of RMG

        Class B Stock and 75,000 shares of CNYG Class A Stock and 37,500 shares of RMG Class A Stock held directly or indirectly by trusts for the benefit of Dolan family interests (the "Dolan Family Trusts"). Mr. Dolan and his wife disclaim beneficial ownership of the shares owned by the Dolan Family Trusts, in that they have neither voting nor investment power with respect to such shares.

(5) Includes 3,726,312 shares of CNYG Class B Stock and 1,863,156 shares of RMG Class B Stock owned by the Charles F. Dolan 2001 Family Trust (the "Trust"). The Trust was established on March 23, 2001 by Charles F. Dolan. Mr. Dolan disclaims beneficial ownership of the stock owned by the Trust for the benefit of his descendants, in that he has neither voting nor investment power with respect to such shares. The co-trustees of the Trust are Helen A. Dolan and Lawrence Dolan.

(6) The Company has been informed that certain operating subsidiaries of Gabelli Asset Management, Inc. ("GAMI") beneficially held, or exercise investment discretion over various institutional accounts which beneficially held as of November 9, 2001, an aggregate of 10,408,000 shares of CNYG Class A Stock and as of February 27, 2002 an aggregate of 6,254,919 shares of RMG Class A Stock. The Company has been informed that GAMCO Investors, Inc., an investment advisor registered under the Investment Advisors Act of 1940, as amended, and a wholly-owned subsidiary of GAMI, held sole dispositive power over 6,885,500 shares of CNYG Class A Stock and 3,998,689 shares of RMG Class A Stock and sole voting power over 6,729,400 of CNYG Class A Stock and 3,906,689 shares of RMG Class A Stock

(7)     In October 2001, AT&T Corp. ("AT&T") sold 19,151,285 shares of the
        CNYG Class A Stock it held under a registration statement filed by the Company with the Securities and Exchange Commission, and concurrently with that sale, subsidiaries of AT&T, through a trust, sold 26,918,195 units of a mandatorily exchangeable trust security exchangeable into 26,918,195 shares of CNYG Class A Stock on or after November 15, 2004. Until termination of the trust, AT&T will continue to beneficially own and vote the shares. In December 2001, AT&T sold 14,679,750 shares of the RMG Class A Stock it held under a registration statement filed by the Company with the Securities and Exchange Commission, and concurrently with that sale, subsidiaries of AT&T, through a trust, sold 9,791,336 units of a mandatorily exchangeable trust security exchangeable into 9,791,336 shares of RMG Class A Stock on or after February 15, 2005. Until termination of the trust, AT&T will continue to beneficially own and vote these shares. Subsidiaries of AT&T have certain rights and obligations relating to the Company under the Company's stockholders agreement with AT&T, including registration rights. Upon the sale by AT&T of its shares of CNYG Class A Stock as described above, the stockholders agreement ceased to be effective and will remain ineffective unless AT&T retains ownership of 5% or more of the shares of CNYG Class A Stock upon termination of the trusts. The Company understands that AT&T has the right to cash settle the prepaid forward contracts under which the trusts agreed to purchase 26,918,195 shares of CNYG Class A Stock and 9,791,336 shares of RMG Class A Stock. In that event, if certain conditions are satisfied, AT&T will continue to own those shares and may have certain registration rights with respect to those shares under the stockholders agreement.

(8) In connection with the distribution of the Rainbow Media Group tracking stock, a subsidiary of the National Broadcasting Company, Inc. ("NBC") was given the right to exchange its 26% interest in the common stock of the Company's Rainbow Media Holdings, Inc. subsidiary (at the date of the tracking stock distribution) over a period of up to 9 years for approximately 44.7 million shares of RMG Class A Stock (a 34% interest), based on the number of shares of Rainbow Media Group tracking stock outstanding on the date of the tracking stock distribution. NBC may exchange each share of Rainbow Media Holdings common stock held by it for approximately 16,868 shares of RMG Class A Stock, for an aggregate of approximately 44.7 million shares. NBC can make this exchange, in whole or in part, at its election, each calendar quarter prior to December 31, 2009, and any shares not exchanged prior to December 31, 2009 will be exchanged then. Through March 31, 2002, NBC exchanged 3.5% of its interest in Rainbow Media Holdings for 7,674,940 shares of RMG Class A Stock.

(9) The Company has been informed that certain operating subsidiaries of Capital Group International, Inc. ("CGI"), held investment power and, in some cases, voting power over the securities held by various investment management companies and several investment advisers registered under
        Section 203 of Investment Advisers Act of 1940, which held as of December 31, 2001, 12,310,980 shares of CNYG Class A Stock and 7,941,080 shares of RMG Class A Stock. CGI does not have investment power or voting power over any of the securities reported herein; however, CGI may be deemed to beneficially own such securities under the Securities Exchange Act of 1934. Includes 765,760 shares resulting from the assumed conversion of 934,200 shares of Equity Securities Trust 6.5% Convertible security due November 15, 2004. The Company has been informed that Capital Guardian Trust Company, a bank as defined in Section 3(a)6 of the Securities Exchange Act of 1934 and a wholly owned subsidiary of CGI, held sole dispositive power over 9,144,270 shares of CNYG Class A Stock and 7,165,500 shares of RMG Class A Stock and sole voting power over 6,094,340 shares of CNYG Class A Stock and 5,672,650 shares of RMG Class A Stock.

(10) The Company has been informed that Janus Capital Corporation ("Janus Capital"), a registered investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to several investment companies registered under Section 8 of the Investment Company Act of 1940 and institutional and individual accounts (collectively referred to herein as "Managed Portfolios"). As a result of its role as investment adviser or subadvisor to the Managed Portfolios, Janus Capital may be deemed to be beneficial owner. As of December 31, 2001, Janus Capital had sole voting and dispositive power over an aggregate of 10,069,024 shares of CNYG Class A Stock and 8,077,174 shares of RMG Class A Stock held by such Managed Portfolios. However, Janus Capital does not have the right to receive any dividends from, or the proceeds from the sale of, the securities held in the Managed Portfolios and disclaims any ownership associated with such rights. The Company has been informed that Thomas H. Bailey serves as Chairman, President and Chief Executive Officer of Janus Capital. As of December 31, 2001, Mr. Bailey had sole voting and dispositive power over an aggregate of 10,069,024 shares of CNYG Class A Stock and 8,077,174 shares of RMG Class A Stock held by such Managed Portfolios. As a result of his position, he may be deemed to exercise control over Janus Capital. Mr. Bailey does not own of record any shares of CNYG Class A Stock or RMG Class A Stock and he has not engaged in any transaction in CNYG Class A Stock or RMG Class A Stock. However, as a result of his position, Mr. Bailey may be deemed to have the power to exercise or to direct the exercise of such voting and/or dispositive power that Janus Capital may have with respect to CNYG Class A Stock and RMG Class A Stock held by the Managed Portfolios. All shares reported have been acquired by the Managed Portfolios, and Mr. Bailey specifically disclaims beneficial ownership over any shares of CNYG Class A Stock and RMG Class A Stock that he or Janus Capital may be deemed to beneficially own. Mr. Bailey does not have the right to receive any dividends from, or the proceeds from the sale of, the securities held in the Managed Portfolios and disclaims any ownership associated with such rights. The Company has been informed that as of December 31, 2001, Janus Mercury Fund, an investment company registered under the Investment Company Act of 1940, held sole voting and dispositive power over an aggregate of 3,740,312 shares of RMG Class A Stock.

(11) The Company has been informed that Citigroup Inc., a bank, held shared voting and dispositive power over and beneficially owns 12,613,051 shares of CNYG Class A Stock. Includes the assumption of conversion/exercise of certain securities held and shares held by Salomon Smith Barney Holdings Inc. ("SSB"). The Company has been informed that SSB, an investment advisor and a wholly-owned subsidiary of Citigroup Inc., exercises investment discretion over various institutional accounts, which held shared voting and dispositive power over and beneficially owns 12,543,117 shares of CNYG Class A Stock.

(12) Includes 10,000 shares of CNYG Class A Stock and 5,000 shares of RMG Class A Stock owned by a family partnership of which Mr. Lemle is the general partner. Also includes 65 shares of CNYG Class A Stock and 32 shares of RMG Class A Stock owned by minor children. Also includes 15,000 shares of CNYG Class A Stock and 7,500 shares of RMG Class A Stock owned by the Estate of Marc Lustgarten for which Mr. Lemle serves as co-executor and, in such capacity, shares the power to vote and dispose of such shares and 521,000 shares of CNYG Class A Stock and 260,500 shares of RMG Class A Stock issuable upon the exercise of options granted to Marc Lustgarten pursuant to the Company's Employee Stock Plan which, on April 1, 2002 were unexercised but were exercisable within a period of 60 days from that date, owned by the Estate of Marc Lustgarten for which Mr. Lemle serves as co-executor and, in such capacity, will share the power to vote and dispose of such shares, when issued.

(13) Includes 28,600 shares of CNYG Class A Stock and 14,300 shares of RMG Class A Stock held by the John Tatta Charitable Remainder Unitrust UAD 12/16/98 (the "JTCRT"). The JTCRT was established on December 16, 1998 by John Tatta for charitable purposes. Mr. Tatta disclaims beneficial ownership of the stock beneficially owned by trusts for the benefit of his family, in that he has neither voting nor investment power with respect to such shares. Includes 7,660 shares of CNYG Class A Stock and 3,830 shares of RMG Class A Stock held by the Anne Tatta Grantor Retained Annuity Trust UTA April 20, 2000 ("Anne Tatta GRAT"). The Anne Tatta GRAT is a New York trust for the benefit of Tatta family interests of which Stephen A. Carb, Esq. is trustee. Does not include 80,000 shares of CNYG Class A Stock of CNYG Class A Stock and 40,000 shares of RMG Class A Stock held by the Tatta Family Group L.P. The Tatta Family Group L.P. is a New York limited partnership, the general partners of which are six trusts for the benefit of Tatta family interests (the co-trustees of each of which are Stephen A. Carb, Esq. and either Deborah T. DeCabia or Lisa T. Crowley, each a daughter of John Tatta who has been a director since 1985 and was President of CSC Holdings from 1985 until 1991), and the limited partners of which are trusts for the benefit of Mr. Tatta and Tatta family interests (the trustee of each of which is Stephen A. Carb, Esq.). Also includes 26,140 shares of CNYG Class A Stock and 13,070 shares of RMG Class A Stock owned directly by his wife, Anne Tatta.

(14) Includes shares of CNYG Class A Stock and RMG Class A Stock issuable upon the exercise of options granted pursuant to the Company's Employee Stock Plan which on April 1, 2002, were unexercised but were exercisable within a period of 60 days from that date. These amounts include the following number of shares of CNYG Class A Stock and RMG Class A Stock, respectively, for the following individuals: Mr. James Dolan 466,000 and 233,000; Mr. Bell 133,333 and 66,666; Mr.

        Lemle 270,934 and 135,468; Mr. Rosengard 100,000 and 50,000; Ms. Mahony
        60,000 and 30,000; Mr. Patrick Dolan 113,466 and 56,732; Mr. Thomas
        Dolan 112,533 and 56,266; all executive officers and directors as a group 1,393,434 and 696,716.

(15) Includes shares of CNYG Class A Stock and RMG Class A Stock issuable upon the exercise of options granted pursuant to the Company's Stock Option Plan for Non-Employee Directors which on April 1, 2002, were unexercised but were exercisable within a period of 60 days from that date. These amounts include the following number of shares of CNYG Class A Stock and RMG Class A Stock, respectively, for the following individuals: Mr. Tatta 13,750 and 8,750; Mr. Ferris 49,750 and 26,750; Mr. Hochman 49,750 and 26,750; Mr. Oristano 19,750 and 11,750 and Mr. Tese 27,750 and 15,750.

(16) Includes 114,000 shares of CNYG Class B Stock and 57,000 shares of RMG Class B Stock owned by trusts for minor children and 100 shares of CNYG Class A Stock and 50 shares of RMG Class A Stock of which James L. Dolan is custodian for a minor child, each of which James L. Dolan disclaims beneficial ownership. Also includes 1,212,464 shares of CNYG Class B Stock and 606,232 shares of RMG Class B Stock held by a family trust of which James L. Dolan is a contingent beneficiary and a co-trustee, as to which James L. Dolan disclaims beneficial ownership, which shares are also described in footnote (24).

(17) Includes 38,000 shares of CNYG Class B Stock and 19,000 shares of RMG Class A Stock owned by a trust for a minor child as to which Patrick F. Dolan disclaims beneficial ownership. Also includes 1,177,140 shares of CNYG Class B Stock and 588,570 shares of RMG Class B Stock held by a family trust of which Patrick F. Dolan is a contingent beneficiary and a co-trustee, as to which Patrick F. Dolan disclaims beneficial ownership, which shares are also described in footnote (22).

(18) Includes 1,212,464 shares of CNYG Class B Stock and 606,232 shares of RMG Class B Stock held by a family trust of which Thomas C. Dolan is a contingent beneficiary and a co-trustee, as to which Thomas C. Dolan disclaims beneficial ownership, which shares are also described in footnote (23).

(19) Includes 1,212,464 shares of CNYG Class B Stock and 606,232 shares of RMG Class B Stock held by the DC Kathleen Trust, the co-trustees of which are Kathleen M. Dolan and Paul J. Dolan.

(20) Includes 1,212,464 shares of CNYG Class B Stock and 606,232 shares of RMG Class B Stock held by the DC Deborah Trust, the co-trustees of which are Deborah Dolan-Sweeney and Mary Dolan.

(21) Includes 1,177,140 shares of CNYG Class B Stock and 588,570 shares of RMG Class B Stock held by the DC Marianne Trust, the co-trustees of which are Marianne Dolan Weber and Matthew Dolan.

(22) Includes 1,177,140 shares of CNYG Class B Stock and 588,570 shares of RMG Class B Stock held by the DC Patrick Trust, the co-trustees of which are Patrick F. Dolan and Mary Dolan.

(23) Includes 1,212,464 shares of CNYG Class B Stock and 606,232 shares of RMG Class B Stock held by the DC Thomas Trust, the co-trustees of which are Thomas C. Dolan and Matthew Dolan.

(24) Includes 1,212,464 shares of CNYG Class B Stock and 606,232 shares of RMG Class B Stock held by the DC James Trust, the co-trustees of which are James L. Dolan and Paul J. Dolan.

(25) Includes 23,500 shares of CNYG Class B Stock and 11,750 shares of RMG Class B Stock held by the Dolan Descendants Trust, the co-trustees of which are Paul J. Dolan, Kathleen M. Dolan, Marianne Dolan Weber, and Deborah Dolan-Sweeney.

(26) Includes 12,000 shares of CNYG Class B Stock and 6,000 shares of RMG Class B Stock held by the Dolan Progeny Trust, the co-trustees of which are Paul J. Dolan, Kathleen M. Dolan, Marianne Dolan Weber, and Deborah Dolan-Sweeney.

(27) Includes 16,500 shares of CNYG Class B Stock and 8,250 shares of RMG Class B Stock held by the Dolan Grandchildren Trust, the co-trustees of which are Paul J. Dolan, Kathleen M. Dolan, Marianne Dolan Weber, and Deborah Dolan-Sweeney.

(28) Includes 2,280 shares of CNYG Class B Stock and 1,140 shares of RMG Class B Stock held by the Dolan Spouse Trust, the co-trustees of which are Paul J. Dolan, Kathleen M. Dolan, Marianne Dolan Weber, and Deborah Dolan-Sweeney.

(29) Includes 1,161,218 shares of CNYG Class A Stock and 585,404 shares of RMG Class A Stock owned by the Dolan Children's Foundation, a New York not-for-profit corporation, the sole members of which are Marianne Dolan Weber, Kathleen M. Dolan and Deborah Dolan-Sweeney. None of the members has an economic interest in such shares, but each member shares the ultimate power to vote and dispose of such shares.

(30) Includes 5,000,000 shares of CNYG Class B Stock and 2,500,000 shares of RMG Class B Stock owned by Dolan Family LLC, a Delaware limited liability company, the members of which are four Dolan family trusts, the co-trustees of which are Paul J. Dolan, Marianne Dolan Weber, Kathleen M. Dolan and Deborah Dolan-Sweeney. Each of the co-trustees shares the ultimate power to vote and dispose of such shares.

(31) Includes an aggregate of 6,506,472 shares of CNYG Class B Stock and 3,253,236 shares of RMG Class B Stock each held by various trusts for the benefit of family members of Charles F. Dolan's family for which Mr. John MacPherson serves as Trustee and, in such capacity, exercises sole voting power and dispositive power with respect to such shares.

(32) Includes 373,824 shares of CNYG Class B Stock 186,912 shares of RMG Class B Stock and 75,000 shares of CNYG Class A Stock and 37,500 shares of RMG Class A Stock held by a trust for the benefit of family members of Charles F. Dolan's family for which Mr. Paul J. Dolan serves as Trustee and, in such capacity, exercises sole voting power and dispositive power with respect to such shares.

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

        Subsidiaries of AT&T have certain rights and obligations relating to the Company under the Company's stockholders agreement with AT&T, including registration rights. Upon the sale by AT&T of its shares of Cablevision NY Group Class A common stock as described above, the stockholders agreement ceased to be effective and will remain ineffective unless AT&T retains ownership of 5% or more of the shares of Cablevision NY Group Class A common stock upon termination of the trusts as described above. The Company understands that AT&T has the right to cash settle the prepaid forward contracts under which the trusts agreed to purchase 26,918,195 shares of Cablevision NY Group Class A common stock and 9,791,336 shares of Rainbow Media Group Class A tracking stock. In that event, if certain conditions are satisfied, AT&T will continue to own those shares and may have certain registration rights with respect to those shares under the stockholders agreement.

        NBC has demand registration rights with respect to its Rainbow Media Group Class A tracking stock.

        The demand and "piggyback" registration rights referred to above are subject to certain limitations, which are intended to prevent undue interference with the Company's ability to distribute securities.

ITEM 13. -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company has made investments in and advances to certain affiliates of which Mr. Dolan or Dolan family interests had or have ownership interests.

         The Company holds a 49.9% voting interest and certain preferential distribution rights in Northcoast Communications, a wireless personal communications services ("PCS") provider that holds licenses to provide service in certain markets including Cleveland, New York City and Boston. Northcoast Communications commenced commercial service in Cleveland in April 2001. Northcoast Communications' operations are not consolidated with the Company. At December 31, 2001, Northcoast Communications' total outstanding debt was $131.0 million which consisted primarily of $68.8 million in notes payable to the FCC for the acquisition of PCS licenses acquired during 1997 and $62.0 million in vendor financing outstanding under a $75 million facility obtained in connection with its launch of commercial service in Cleveland. CSC Holdings has guaranteed the payment of the FCC indebtedness of the Northcoast Communications subsidiary that holds the Cleveland PCS license, which had an outstanding balance of $3.2 million as of December 31, 2001. As of December 31, 2001, the Company had invested $152.8 million in Northcoast Communications (either directly or through loans to Northcoast PCS, LLC, the other member in Northcoast Communications). Accrued interest on loans to Northcoast PCS, LLC amounted to approximately $17.6 million at December 31, 2001. The Company also provides certain management services to Northcoast Communications, subject to the direction and control of Northcoast Communications, for which it receives an annual fee plus reimbursement of costs and expenses. For the year ended December 31, 2001, the Company recorded management fees of $13.6 million which were unpaid as of March 25, 2002. Northcoast Communications is controlled by John Dolan, a nephew of Charles F. Dolan and a cousin of James L. Dolan, the Company's Chairman and Chief Executive Officer, respectively.

        The Company subleases an aircraft to an entity owned by Charles Dolan. The sublease provides that the Dolan entity is responsible for all costs of ownership and operation of the aircraft through April 15, 2003, subject to extension, at which time the Dolan entity may elect to have the aircraft purchased by the Company for the benefit of the Dolan entity and the Dolan entity would reimburse the Company for the purchase price. The operation of the aircraft is managed by the Company for the Dolan entity for an annual management fee and reimbursement of certain costs and expenses.

        The Company subleases a helicopter from an entity owned by Patrick Dolan for use by the Company's News 12 Networks. The Company paid that entity $182,800 in 2001 for use of the helicopter.

        Certain cable television programming content is produced for a subsidiary of the Company by a production company which is owned by members of the Dolan family, including Charles Dolan and James Dolan. The Company paid the production company approximately $1.7 million in 2001 for its services.

        From time to time, certain services, including employee services, of the Company are made available to members of the Dolan family and to entities owned by members of the Dolan family. The Company receives reimbursement for the costs of these services.

        Charles D. Ferris, a director and a nominee for director, is a partner in the law firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. which provides legal services to the Company and certain of its subsidiaries.

        Vincent Tese, a director and a nominee for director, is a director of The Bear Stearns Companies, Inc. Bear Stearns has performed investment and commercial banking services for the Company.


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

        Except for the limitations on the ownership and operation of cable television systems as described above, Mr. Dolan is not subject to any contractual limitations with respect to his other business activities and may engage in programming and other businesses related to cable television. A significant portion of Mr. Dolan's time may be spent, from time to time, in the management of such affiliates. Mr. Dolan will devote as much of his time to the business of the Company as is reasonably required to fulfill the duties of his office. During 2001, substantially all of Mr. Dolan's professional time was devoted to the business of the Company.

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

        The Company's by-laws provide that the Company shall make any investment in or advance, other than any investment or advance that constitutes compensation for services rendered to the Company, to Charles Dolan and affiliates of Charles Dolan (as defined therein) only if such investment or advance is approved by a Special Committee of the Board of Directors comprised of non-employee directors.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 30th day of April, 2002.

                                            CABLEVISION SYSTEMS CORPORATION
                                            CSC HOLDINGS, INC.

                                            By: /s/ WILLIAM J. BELL
                                               ---------------------------------
                                            NAME:  WILLIAM J. BELL
                                            TITLE:   VICE CHAIRMAN