Form 10-Q
period 2002-09-30
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS INC
filed 2002-11-14
CIK 1053112, 784681

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

        CSC Holdings, Inc.                              Yes  /X/    No / /

Number of shares of common stock outstanding as of November 1, 2002:

        Cablevision NY Group Class A Common Stock - 234,682,716
        Cablevision NY Group Class B Common Stock -  67,242,427
        CSC Holdings, Inc. Common Stock -             5,000,000

                          PART I. FINANCIAL INFORMATION

For information required by Item 1 and Item 2, refer to Index to Financial Statements on page 9.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks from changes in certain equity security prices and interest rates. The Company's exposure to interest rate movements results from its use of floating and fixed rate debt to fund its working capital, capital expenditures, and other operational and investment requirements. To manage interest rate risk, the Company has entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or convert fixed rate borrowings to variable rates to provide an economic hedge against the risk of higher borrowing costs in a declining interest rate environment. In addition, from time to time the Company may utilize short-term interest rate lock agreements to hedge the risk that the cost of a future issuance of fixed rate debt may be adversely affected by changes in interest rates. The Company does not enter into interest rate swap contracts for speculative or trading purposes.

The Company's exposure to changes in equity security prices stems primarily from the AT&T Corp., Charter Communications, Inc., AT&T Wireless Services, Inc., and Adelphia Communications Corporation common stock held by the Company. The Company has entered into prepaid forward contracts to hedge its equity price risk and to monetize the value of these securities. These contracts, at maturity, are expected to offset negative changes in the fair value of these securities, while allowing for certain upside appreciation potential. In the event of an early termination of such contracts, however, the Company would be obligated to repay the monetization indebtedness less the sum of the fair value of the underlying stock and the fair value of the equity collar, calculated at the termination date. The underlying stock and equity collars are carried at fair market value on the Company's consolidated balance sheet and the monetization indebtedness is carried at its accreted value.

FAIR VALUE OF DEBT: Based on the level of interest rates prevailing at September 30, 2002, the carrying value of the Company's fixed rate debt and redeemable preferred stock of $6,001.4 million exceeded its fair value of $4,635.0 million by approximately $1,366.4 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. The Company's floating rate borrowings bear interest at current market rates and thus approximate fair value. The effect of a hypothetical 100 basis point decrease in interest rates prevailing at September 30, 2002 would increase the estimated fair value of fixed rate debt and redeemable preferred stock instruments by approximately $249.0 million. This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities. Changes in the fair value of these securities are expected to be offset economically by changes in the fair value of the interest rate swap contracts to the extent these securities are hedged.

INTEREST RATE DERIVATIVE CONTRACTS: As of September 30, 2002, the Company had outstanding interest rate swap contracts to convert fixed rate debt to floating rate debt covering a total notional principal amount of $600.0 million. As of September 30, 2002, the fair market value of these interest rate swap contracts was approximately $14.4 million, a net receivable position, as reflected under derivative contracts in the Company's consolidated balance sheet. Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from September 30, 2002 prevailing levels would decrease the fair market value of these contracts by approximately $5.6 million to a net receivable position of $8.8 million.

In addition, the Company had outstanding prepaid interest rate swap contracts with a notional value of $1,115.0 million entered into in connection with its monetization transactions. As of September 30, 2002, such contracts had a fair market value of $119.7 million, a net liability position, reflected as liabilities under derivative contracts in the Company's consolidated balance sheet. Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from September 30, 2002 prevailing levels would decrease the fair market value of these contracts by approximately $34.0 million to a liability of $153.7 million.

EQUITY PRICE RISK: As of September 30, 2002, the fair market value and the carrying value of the Company's holdings of AT&T, Charter Communications, AT&T Wireless and Adelphia Communications common stock aggregated $611.0 million. Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $61.1 million. As of September 30, 2002, the net fair value and the carrying value of the equity collar component of the prepaid forward contracts entered into to hedge the equity price risk of AT&T, Charter Communications, AT&T Wireless and Adelphia Communications aggregated $729.9 million, a net receivable position. The maturities of these prepaid forward contracts, all of which were entered into in 2001, are summarized in the following table:

                                             # of Shares
                    Security                 Deliverable         Maturity
                    --------                 -----------         --------
         AT&T                                 22,130,466           2005
                                              22,130,466           2006

         Charter Communications                1,862,229           2005
                                               5,586,687           2006
                                               3,724,460           2007

         AT&T Wireless                         7,121,583           2005
                                               7,121,583           2006

         Adelphia Communications               1,010,000           2005

Item 4.  CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of Cablevision's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Securities and Exchange Commission rules). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

We are party to various lawsuits, some involving substantial amounts. Management does not believe that the resolution of such lawsuits will have a material adverse impact on our financial position.

On April 25, 2001, At Home Corporation commenced a lawsuit in the Court of Chancery of the State of Delaware alleging that Cablevision had breached its obligations under certain agreements with At Home. The suit seeks a variety of remedies including: recision of the agreements between At Home and Cablevision and cancellation of all warrants currently held by Cablevision, damages, and/or an order prohibiting Cablevision from continuing to offer its Optimum Online service and requiring it to convert its Optimum Online customers to the Optimum@Home service and to roll out the Optimum@Home service. Cablevision has filed an answer to the complaint denying the material allegations and asserting various affirmative defenses. On September 28, 2001, At Home filed a petition for reorganization in federal bankruptcy court. In connection with the liquidation of the At Home Corporation, the claims in this lawsuit, among others, were assigned to the General Unsecured Creditors Committee, which has until December 31, 2002 to decide whether to seek the removal of these claims to the federal bankruptcy court.

On January 8, 2002, At Home terminated its At Home service to all of Cablevision's Optimum@Home subscribers. In a letter dated January 9, 2002, Cablevision advised At Home that such termination of service constituted an election by At Home to terminate the existing master distribution agreement entered into by and between Cablevision and At Home and all other related agreements.

On April 29, 2002, Yankees Entertainment & Sports Network, LLC (the "YES Network") filed a complaint and, on September 24, 2002, an amended complaint against the Company in the United States District Court, Southern District of New York. The lawsuit arises from the failure of the YES Network and the Company to reach agreement on the carriage of programming of the YES Network (primarily New York Yankees baseball games and New Jersey Nets basketball games) on the Company's cable television systems. The amended complaint alleges a variety of anticompetitive acts and seeks declaratory judgments as to violations of laws, treble damages and injunctive relief, including an injunction requiring the Company to carry the YES Network on its cable television systems. The Company believes that the claims set forth in the complaint are without merit and intends to contest vigorously the lawsuit.

In August 2002, purported class actions naming as defendants the Company and each of its directors were filed in the Delaware Chancery Court. The actions, which allege breach of fiduciary duties and breach of contract with respect to the exchange of the Rainbow Media Group tracking stock for Cablevision NY Group common stock, were purportedly brought on behalf of all holders of publicly traded shares of Rainbow Media Group tracking stock. The actions seek to (i) enjoin the exchange of Rainbow Media Group tracking stock for Cablevision NY Group common stock, (ii) enjoin any sales of "Rainbow Media Group assets", or, in the alternative, award rescissory damages, (iii) if the exchange is completed, rescind it or award rescissory damages, (iv) award compensatory damages, and (v) award costs and disbursements. The actions were consolidated into one action on September 17, 2002, and on October 3, 2002, the Company filed a motion to dismiss the consolidated action. The Company believes the claims are without merit and intends to contest vigorously the lawsuit.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         None.

(b)      Reports on Form 8-K.

         Cablevision Systems Corporation filed a Current Report on Form 8-K with the Commission on August 14, 2002.

         CSC Holdings, Inc. has not filed any Current Reports on Form 8-K with the Commission during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                        CABLEVISION SYSTEMS CORPORATION
                                        CSC HOLDINGS, INC



Date:    November 14, 2002                   /s/ William J. Bell
                                            ------------------------------------
                                        By:  William J. Bell as Vice Chairman,
                                             Director and Principal Financial
                                             Officer of Cablevision Systems
                                             Corporation and CSC Holdings, Inc.


Date:    November 14, 2002              By:  /s/ Andrew B. Rosengard
                                            ------------------------------------
                                             Andrew B. Rosengard as
                                             Executive Vice President, Finance
                                             and Principal Accounting Officer
                                             of Cablevision Systems Corporation
                                             and CSC Holdings, Inc.

I, James L. Dolan, President and Chief Executive Officer of Cablevision Systems Corporation ("Cablevision"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cablevision;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Cablevision as of, and for, the periods presented in this quarterly report;

4. Cablevision's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Cablevision and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to Cablevision, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of Cablevision's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Cablevision's other certifying officers and I have disclosed, based on our most recent evaluation, to Cablevision's auditors and the audit committee of Cablevision's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect Cablevision's ability to record, process, summarize and report financial data and have identified for Cablevision's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in Cablevision's internal controls; and

6. Cablevision's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002          By:  /s/ James L. Dolan
                                        ----------------------------------
                                         James L. Dolan
                                         President and Chief Executive Officer

I, William J. Bell, Vice Chairman of Cablevision Systems Corporation ("Cablevision"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cablevision;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Cablevision as of, and for, the periods presented in this quarterly report;

4. Cablevision's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Cablevision and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to Cablevision, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of Cablevision's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Cablevision's other certifying officers and I have disclosed, based on our most recent evaluation, to Cablevision's auditors and the audit committee of Cablevision's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect Cablevision's ability to record, process, summarize and report financial data and have identified for Cablevision's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in Cablevision's internal controls; and

6. Cablevision's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002                   By:   /s/ William J. Bell
                                                  ------------------------------
                                                   William J. Bell
                                                   Vice Chairman

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                       Page
                                                                                                       ----

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         September 30, 2002 (unaudited) and December 31, 2001............................................I-1

         Condensed Consolidated Statements of Operations -
         Three and Nine Months Ended September 30, 2002 and 2001 (unaudited).............................I-3

         Condensed Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 2002 and 2001 (unaudited).......................................I-4

         Notes to Condensed Consolidated Financial Statements (unaudited)................................I-5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................................................I-18


CSC HOLDINGS, INC. AND SUBSIDIARIES

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         September 30, 2002 (unaudited) and December 31, 2001...........................................II-1

         Condensed Consolidated Statements of Operations -
         Three and Nine Months Ended September 30, 2002 and 2001 (unaudited)............................II-3

         Condensed Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 2002 and 2001 (unaudited)......................................II-4

         Notes to Condensed Consolidated Financial Statements (unaudited)...............................II-5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................................................II-17

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                  September 30,        December 31,
                                                                                       2002                2001
                                                                                 ---------------      --------------
                                                                                   (unaudited)
ASSETS

Current Assets:

   Cash and cash equivalents.................................................      $    306,136        $    107,990
   Accounts receivable trade (less allowance for doubtful accounts of
     $51,072 and $31,217)....................................................           309,039             334,933
   Notes and other receivables, current......................................            76,734              73,399
   Inventory, prepaid expenses and other current assets......................           159,115             222,665
   Feature film inventory, net...............................................            91,532              71,248
   Assets held for sale......................................................            64,745               2,564
   Advances to affiliates....................................................            14,331             120,691
   Derivative contracts, current.............................................            10,536               5,378
                                                                                   ------------         -----------
     Total current assets....................................................         1,032,168             938,868

Property, plant and equipment, net...........................................         4,364,534           4,022,368
Investments in affiliates....................................................            67,275              78,710
Advances to affiliates, long-term............................................           160,787              94,087
Investment securities available-for-sale.....................................                56                 158
Investment securities pledged as collateral..................................           611,038           1,527,890
Other investments............................................................            19,279              20,483
Notes and other receivables..................................................            90,806              71,424
Derivative contracts.........................................................           733,687             262,317
Other assets.................................................................            46,158              20,871
Assets held for sale, long-term..............................................                 -              68,705
Long-term feature film inventory, net........................................           392,087             344,949
Deferred income taxes........................................................            28,605                   -
Deferred carriage fees, net..................................................           171,591             178,836
Franchises, net of accumulated amortization of $1,138 and $971,481...........           732,416             732,313
Affiliation, broadcast and other agreements, net of accumulated amortization
   of $271,120 and $235,182..................................................           224,823             167,104
Excess costs over fair value of net assets acquired and other intangible
   assets, net of accumulated amortization of $16,893 and $813,510...........         1,512,148           1,574,515
Deferred financing, acquisition and other costs, net of accumulated
   amortization of $43,944 and $60,151.......................................           115,560             113,202
                                                                                   ------------        ------------
                                                                                   $ 10,303,018        $ 10,216,800
                                                                                   ============        ============

                            See accompanying notes to
                  condensed consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (continued)

                                                                                  September 30,        December 31,
                                                                                      2002                 2001
                                                                                 ---------------      --------------
                                                                                   (unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:

   Accounts payable..........................................................     $    313,655         $    454,293
   Accrued liabilities.......................................................          834,167              944,607
   Accounts payable to affiliates............................................           21,002                6,988
   Feature film and contract obligations.....................................           84,365               64,759
   Liabilities held for sale.................................................           13,494               15,258
   Current portion of bank debt..............................................           43,975                3,694
   Current portion of capital lease obligations..............................           22,829               30,334
                                                                                  ------------         ------------
     Total current liabilities...............................................        1,333,487            1,519,933

Feature film and contract obligations, long-term.............................          340,622              315,560
Deferred revenue.............................................................          185,762              137,228
Deferred tax liability.......................................................                -               66,622
Liabilities under derivative contracts.......................................          119,716              226,295
Other long-term liabilities..................................................          195,279              145,545
Liabilities held for sale, long-term.........................................                -                4,759
Bank debt, long-term.........................................................        2,029,500            1,041,347
Collateralized indebtedness..................................................        1,221,453            1,572,372
Senior notes and debentures..................................................        3,691,540            3,690,845
Subordinated notes and debentures............................................          599,110              599,054
Capital lease obligations, long-term.........................................           73,591               73,905
                                                                                  ------------         ------------
   Total liabilities.........................................................        9,790,060            9,393,465
                                                                                  ------------         ------------

Minority interests...........................................................          859,138              864,947
                                                                                  ------------         ------------

Preferred Stock of CSC Holdings, Inc.........................................        1,544,294            1,544,294
                                                                                  ------------         ------------

Commitments and contingencies

Stockholders' deficiency:
   Preferred Stock, $.01 par value, 50,000,000 shares authorized,
     none issued.............................................................                -                    -
   CNYG Class A Common Stock, $.01 par value, 800,000,000 shares
     authorized, 234,658,785 and 133,261,950 shares issued and outstanding...            2,347                1,333
   CNYG Class B Common Stock, $.01 par value, 320,000,000 shares
     authorized, 67,242,427 and 42,145,986 shares issued and outstanding.....              672                  421
   RMG Class A Common Stock, $.01 par value, 600,000,000 shares
     authorized, -0- and 73,611,620 shares issued and outstanding............                -                  736
   RMG Class B Common Stock, $.01 par value, 160,000,000 shares
     authorized, -0- and 21,072,993 shares issued and outstanding............                -                  211
   Paid-in capital...........................................................        1,097,128              974,709
   Accumulated deficit.......................................................       (2,990,621)          (2,563,316)
                                                                                  ------------         ------------
   Total stockholders' deficiency............................................       (1,890,474)          (1,585,906)
                                                                                  ------------         ------------
                                                                                  $ 10,303,018         $ 10,216,800
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

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                         Nine Months Ended                 Three Months Ended
                                                           September 30,                      September 30,
                                                 ---------------------------------    --------------------------------
                                                      2002               2001              2002              2001
                                                 ---------------    --------------    --------------    --------------
Revenues, net (including retail electronics
   sales of $215,827, $254,401, $66,933 and
   $85,228)....................................   $ 2,954,531        $ 2,842,158        $  951,087        $  911,542
                                                  -----------        -----------        ----------        ----------

Operating expenses:
   Technical and operating.....................     1,165,723          1,182,088           369,327           385,069
   Retail electronics cost of sales............       185,156            204,978            62,088            70,070
   Selling, general and administrative.........       763,623            752,539           234,169           231,415
   Restructuring charges.......................        81,921                  -            77,456                 -
   Depreciation and amortization...............       651,993            739,481           229,738           264,281
                                                  -----------        -----------        ----------        ----------
                                                    2,848,416          2,879,086           972,778           950,835
                                                  -----------        -----------        ----------        ----------
     Operating income (loss)...................       106,115            (36,928)          (21,691)          (39,293)
                                                  -----------        -----------        ----------        ----------

Other income (expense):
   Interest expense............................      (386,341)          (407,304)         (131,116)         (139,125)
   Interest income.............................        22,333             11,910             7,676             2,795
   Equity in net loss of affiliates............       (28,813)           (31,274)           (6,568)          (19,931)
   Gain on sale of cable assets and
     programming interests, net................             -          2,178,088                 -                 8
   Write-off of deferred financing costs.......          (620)           (14,043)                -                 -
   Impairment charges on investments...........        (4,970)              (347)           (4,757)              (36)
   Gain (loss) on investments, net.............      (916,833)           (81,460)            8,555          (271,203)
   Gain on derivative contracts, net...........       944,237            355,805           126,162           368,826
   Loss on early extinguishment of debt........       (17,237)                 -                 -                 -
   Minority interests..........................      (175,956)          (326,852)          (53,994)          (20,450)
   Miscellaneous, net..........................       (10,243)            (7,599)           (1,829)           (1,521)
                                                  -----------        -----------        ----------        ----------
                                                     (574,443)         1,676,924           (55,871)          (80,637)
                                                  -----------        -----------        ----------        ----------
Income (loss) from continuing operations
   before income taxes.........................      (468,328)         1,639,996           (77,562)         (119,930)
   Income tax benefit (expense)................        75,752           (333,984)           25,764            49,514
                                                  -----------        -----------        ----------        ----------
Income (loss) from continuing operations.......      (392,576)         1,306,012           (51,798)          (70,416)
Loss from discontinued operations, net of taxes       (34,729)           (16,710)          (27,724)           (6,647)
                                                  -----------        -----------        ----------        ----------

Net income (loss)..............................    $ (427,305)        $1,289,302        $  (79,522)       $  (77,063)
                                                  ===========        ===========        ==========        ==========

EARNINGS (LOSS) PER SHARE:

BASIC NET INCOME (LOSS) PER SHARE:
   Continuing operations.......................    $    (1.34)        $     4.66        $     (.17)       $     (.25)
   Discontinued operations.....................          (.12)              (.06)             (.09)             (.02)
                                                  -----------        -----------        ----------        ----------
                                                   $    (1.46)        $     4.60        $     (.26)       $     (.27)
                                                  ===========        ===========        ==========        ==========
   Basic weighted average common shares
      (in thousands)...........................       292,680            280,402           300,326           282,356
                                                  ===========        ===========        ==========        ==========

DILUTED NET INCOME (LOSS) PER SHARE:
   Continuing operations.......................    $    (1.34)        $     4.59        $     (.17)       $     (.25)
   Discontinued operations.....................          (.12)              (.06)             (.09)             (.02)
                                                  -----------        -----------        ----------        ----------
                                                   $    (1.46)        $     4.53        $     (.26)       $     (.27)
                                                  ===========        ===========        ==========        ==========
   Diluted weighted average common shares
     (in thousands)............................       292,680            284,834           300,326           282,356
                                                  ===========        ===========        ==========        ==========

                            See accompanying notes to
                  condensed consolidated financial statements.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2002 and 2001
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                       2002                2001
                                                                                 -----------------    ----------------
Cash flows from operating activities:
   Income (loss) from continuing operations..................................      $  (392,576)         $ 1,306,012
   Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
     Depreciation and amortization...........................................          651,993              739,481
     Equity in net loss of affiliates........................................           28,813               31,274
     Minority interests......................................................           45,069              195,965
     Gain on sale of cable assets and programming interests, net.............                -           (2,178,088)
     Unrealized loss on investments, net.....................................          916,833               81,460
     Impairment charges on investments.......................................            4,970                  347
     Write-off of deferred financing costs...................................              620               14,043
     Unrealized gain on derivative contracts.................................         (679,981)            (355,805)
     Realized gain on derivative contracts...................................         (256,576)                   -
     Loss on early extinguishment of debt....................................           17,237                    -
     Amortization of deferred financing, discounts on indebtedness and other
       deferred costs........................................................           52,133               18,517
     Loss on sale of equipment...............................................            6,660                  742
     Tax benefit from exercise of stock options..............................            1,418               92,529
   Changes in assets and liabilities, net of effects of acquisitions and
     dispositions............................................................         (274,001)              96,155
                                                                                  ------------         ------------
     Net cash provided by operating activities...............................          122,612               42,632
                                                                                  ------------         ------------

Cash flows from investing activities:
   Net proceeds from sale of cable assets and programming interests..........                -            1,118,153
   Capital expenditures......................................................         (831,678)            (967,811)
   Proceeds from sale of equipment...........................................            1,392                1,740
   (Increase) decrease in investment securities and other investments........            1,204              (19,745)
   Additions to intangible assets............................................             (359)                (303)
   (Increase) decrease in investments in affiliates, net.....................          (27,879)                 662
                                                                                  ------------         ------------
     Net cash provided by (used in) investing activities.....................         (857,320)             132,696
                                                                                  ------------         ------------

Cash flows from financing activities:
   Proceeds from bank debt...................................................        1,867,235            2,641,879
   Repayment of bank debt....................................................         (838,801)          (5,032,378)
   Issuance of senior notes..................................................                -              996,790
   Issuance of common stock..................................................            2,214                9,165
   Net proceeds from (repayments of) collateralized indebtedness.............          (54,813)           1,549,411
   Payments on capital lease obligations and other debt......................          (24,565)             (29,928)
   Additions to deferred financing and other costs...........................          (15,796)             (45,503)
                                                                                  ------------         ------------
     Net cash provided by financing activities...............................          935,474               89,436
                                                                                  ------------         ------------
Net increase in cash and cash equivalents from continuing operations.........          200,766              264,764

Net cash used in discontinued operations.....................................           (2,620)              (1,742)

Cash and cash equivalents at beginning of year...............................          107,990               37,940
                                                                                  ------------         ------------
Cash and cash equivalents at end of period...................................      $   306,136          $   300,962
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

NOTE 2.  RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The financial statements as of and for the three and nine months ended September 30, 2002 and 2001 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's and CSC Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001.

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2002.

NOTE 3.  RECLASSIFICATIONS

Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

NOTE 4.  INCOME (LOSS) PER SHARE

Basic and diluted net loss per common share are computed by dividing net loss by the weighted average number of common shares outstanding. Potential dilutive common shares are not included in the computation as their effect would be antidilutive.

Basic net income per share is computed by dividing net income by the weighted average common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the total of the weighted average common stock and common stock equivalents outstanding during the period.

All per share amounts have been adjusted, for all years presented, to reflect the tracking stock distribution in March 2001 and the subsequent exchange of each share of Rainbow Media Group ("RMG") tracking stock for 1.19093 shares of Cablevision NY Group ("CNYG") common stock on August 20, 2002, as if each occurred on January 1, 2001.

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

During the nine months ended September 30, 2002 and 2001, the Company's non-cash investing and financing activities and other supplemental data were as follows:

                                                                                    Nine Months Ended September 30,
                                                                                  ----------------------------------
                                                                                      2002                2001
                                                                                  --------------     ---------------
Non-Cash Investing and Financing Activities:
   Capital lease obligations................................................         $ 16,746          $    1,525
   Receipt of marketable securities in connection with the sale of cable assets             -             893,500
   Issuance of RMG Class A and CNYG Class A common stock in exchange for a
     portion of NBC's interest in Rainbow Media Holdings....................          114,888             110,610

Supplemental Data:
   Cash interest paid - continuing operations...............................          383,373             383,876
   Cash interest paid - discontinued operations.............................            6,744               2,388
   Income taxes paid (refunded), net........................................          (24,225)             36,936

NOTE 6.  EXCHANGE OF RAINBOW MEDIA GROUP COMMON STOCK

In August 2002, Cablevision's board of directors approved the exchange of Rainbow Media Group common stock for shares of Cablevision NY Group common stock pursuant to the terms of Cablevision's certificate of incorporation. Each share of Rainbow Media Group common stock was exchanged for 1.19093 shares of Cablevision NY Group common stock on August 20, 2002. Fractional shares were paid in cash. From and after the date of the exchange, all rights of holders of shares of Rainbow Media Group common stock ceased except for the right, upon surrender of the certificates representing their shares of Rainbow Media Group common stock, to receive the shares of Cablevision NY Group common stock for which their shares of Rainbow Media Group common stock were exchanged, together with any fractional payment as provided above, without interest.

NOTE 7.  NET ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

In connection with the 2002 restructuring discussed in Note 14, the Company plans to sell its motion picture theater business. The assets and liabilities attributable to the motion picture theater business have been classified in the consolidated balance sheets as assets and liabilities held for sale and consist of the following:

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

                                                                                  September 30,       December 31,
                                                                                      2002                2001
                                                                                ----------------    ----------------
Accounts receivable........................................................       $       518          $      875
Other current assets.......................................................             1,227               1,689
Property and equipment.....................................................            50,929              55,358
Other long-term assets.....................................................             1,641               2,895
Intangible assets..........................................................            10,430              10,452
                                                                                 ------------         -----------
  Total assets held for sale...............................................       $    64,745          $   71,269
                                                                                 ============         ===========

Accounts payable and accrued expenses......................................       $     7,428          $   14,238
Deferred revenue...........................................................               538               1,020
Other long-term liabilities................................................             5,528               4,759
                                                                                 ------------         -----------
  Total liabilities held for sale..........................................       $    13,494          $   20,017
                                                                                 ============         ===========

The operations of the motion picture theater business, including a net reversal of previously recorded restructuring charges of $1,877, have been classified as discontinued operations, net of taxes, in the consolidated statements of operations for all periods presented.

In addition, the results of operations of the retail electronics stores closed or to be closed in the fourth quarter of 2002, including restructuring charges of $9,479 and the write-off of certain fixed assets of $24,452, have been reported in discontinued operations, net of taxes in the consolidated statements of operations for all periods presented.

Operating results of discontinued operations are summarized as follows:

                             Nine Months Ended September 30, 2002          Nine Months Ended September 30, 2001
                         ---------------------------------------------  --------------------------------------------
                                           Retail                                         Retail
                           Theaters      Electronics        Total         Theaters      Electronics       Total
                         -------------  --------------  --------------  -------------  --------------  -------------
Revenues, net...........   $  64,589     $  191,462      $  256,051       $  57,227      $ 206,569       $ 263,796
                          ==========    ===========     ===========      ==========     ==========      ==========
Loss before income tax
   benefit..............   $  (2,819)    $  (57,059)     $  (59,878)      $ (15,304)     $ (13,506)      $ (28,810)
Income tax benefit......       1,184         23,965          25,149           6,427          5,673          12,100
                          ----------    -----------     -----------      ----------     ----------      ----------
Net loss................   $  (1,635)    $  (33,094)     $  (34,729)      $  (8,877)     $  (7,833)      $ (16,710)
                          ==========    ===========     ===========      ==========     ==========      ==========

                            Three Months Ended September 30, 2002          Three Months Ended September 30, 2001
                         ---------------------------------------------  --------------------------------------------
                                           Retail                                         Retail
                           Theaters      Electronics        Total         Theaters      Electronics       Total
                         -------------  --------------  --------------  -------------  --------------  -------------
Revenues, net...........  $   23,099     $   68,670      $   91,769       $  20,668      $  68,672       $  89,340
                          ==========    ===========     ===========      ==========     ==========      ==========
Income (loss) before
   income tax benefit...  $      157     $  (47,956)     $  (47,799)      $  (5,127)     $  (6,333)      $ (11,460)
Income tax benefit
   (expense)............         (66)        20,141          20,075           2,153          2,660           4,813
                          ----------    -----------     -----------      ----------     ----------      ----------
Net income (loss).......  $       91     $  (27,815)     $  (27,724)      $  (2,974)     $  (3,673)      $  (6,647)
                          ==========    ===========     ===========      ==========     ==========      ==========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

NOTE 8.  TRANSACTIONS

In March 2002, Rainbow Media Holdings, Inc., a subsidiary of the Company, acquired Loral Space and Communications, Ltd.'s 50% interest in R/L DBS Company, LLC for a purchase price of up to a present value of $33,000 payable only from a percentage of future revenues of R/L DBS' business, if any, or from any future sale of all or part of the interests in or assets of R/L DBS. This purchase increased Rainbow Media Holdings' ownership of R/L DBS to 100%. R/L DBS's results are consolidated with those of the Company as of the date of acquisition.

Through June 30, 2002, NBC-Rainbow Holding, Inc. had exchanged a 5.0% interest in Rainbow Media Holdings equity securities for 9,968,988 shares of Rainbow Media Group Class A common stock of Cablevision (valued at $98,514). The Rainbow Media Group common stock was exchanged for 11,872,367 shares of Cablevision NY Group Class A common stock on August 20, 2002. In September 2002, NBC exchanged a 0.7% interest in Rainbow Media Holdings equity securities for 1,647,266 shares of Cablevision NY Group Class A common stock of Cablevision (valued at $16,374). The acquisitions of the 5.7% and the 3.1% minority interest in 2002 and 2001, respectively, were accounted for as purchases. The excess of the purchase price over the net book value of assets acquired of approximately $149,060 was allocated to the specific assets acquired, in 2002, based upon an independent appraisal as follows:

                                                                               Useful Life
                                                                           ---------------------
Property and equipment...................................................        10 years            $       744
                                                                                                     ===========
AMORTIZED INTANGIBLE ASSETS
   Affiliation agreements................................................        10 years            $    82,715
   Broadcast rights......................................................        10 years                 10,941
   Other intangibles.....................................................     7 to 10 years               19,912
                                                                                                     -----------
                                                                                                     $   113,568
                                                                                                     ===========
UNAMORTIZED INTANGIBLE ASSETS
   Excess costs over the fair value of net assets acquired                                           $    34,748
                                                                                                     ===========

NOTE 9.  RECENTLY ADOPTED ACCOUNTING STANDARDS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. In connection with the adoption of Statement 142, the Company ceased the amortization of goodwill and intangible assets that were determined to have an indefinite useful life and that had been acquired in a purchase business combination. The Company did not record any impairment charges in connection with the implementation of Statement 142.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

Summarized below is pro forma net income and basic and diluted earnings per share for the three and nine months ended September 30, 2001 as adjusted for amortization expense that is no longer recorded in accordance with Statement 142.

                                                    For the Nine Months Ended         For the Three Months Ended
                                                          September 30,                     September 30,
                                                 --------------------------------   --------------------------------
                                                      2002             2001             2002             2001
                                                 ---------------  ---------------   --------------- ----------------

NET INCOME (LOSS):
Net income (loss), as reported..................   $ (427,305)     $ 1,289,302         $ (79,522)       $ (77,063)
   Goodwill and franchise amortization, net of
     taxes......................................            -          125,562                 -           49,752
                                                   ----------      -----------         ---------        ---------
Adjusted net income (loss)......................   $ (427,305)     $ 1,414,864          $(79,522)       $ (27,311)
                                                   ==========      ===========         =========        =========

BASIC NET INCOME (LOSS) PER SHARE:
Net income (loss), as reported..................   $    (1.46)     $      4.60         $   (0.26)       $   (0.27)
   Goodwill and franchise amortization, net of
     taxes......................................            -              .45                 -              .18
                                                   ----------      -----------         ---------        ---------
Adjusted net income (loss)......................   $    (1.46)     $      5.05         $   (0.26)       $   (0.10)
                                                   ==========      ===========         =========        =========

DILUTED NET INCOME (LOSS) PER SHARE:
Net income (loss), as reported..................   $    (1.46)     $      4.53         $   (0.26)       $   (0.27)
   Goodwill and franchise amortization, net of
     taxes......................................            -              .44                 -              .18
                                                   ----------      -----------         ---------        ---------
Adjusted net income (loss)......................   $    (1.46)     $      4.97         $   (0.26)       $   (0.10)
                                                   ==========      ===========         =========        =========

Effective January 1, 2002, the Company adopted Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both Statement 121 and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions of Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). The provisions of Statement 144 have been applied to the planned sale of the Company's theater business and the closing of certain retail electronics stores.

Effective January 1, 2002, the Company adopted the provisions of the FASB's Emerging Issues Task Force, EITF No. 01-09, "Accounting for the Consideration Given by a Vendor to a Customer or a Reseller of the Vendors' Products." EITF No. 01-09 stipulates the criteria to be met in determining the financial statement classification of customer incentives (which includes deferred carriage fees) as either a reduction of revenue or an operating expense. Upon adoption, the Company reclassified the amortization of its deferred carriage fees as a reduction to

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

revenues, net. This reclassification has been made for the comparable 2001 periods. The amortization of the deferred carriage fees shown on the balance sheet was previously included in operating expenses, which were correspondingly reduced.

In April 2002, the FASB issued Statement 145, Rescission of Statements No. 4, 44 and 64, Amendment of Statement No. 13, and Technical Corrections. Statement 145, among other things, rescinds Statement 4, which required all gain and losses from the extinguishment of debt to be classified as an extraordinary item and amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. The Company adopted Statement 145 effective July 1, 2002. The adoption of this statement had no impact on the Company's consolidated financial statements.

In June 2002, Statement 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. The provisions of this Statement are required to be adopted for all exit and disposal activities initiated after December 31, 2002.

NOTE 10. INTANGIBLE ASSETS

The following table summarizes information relating to the Company's acquired intangible assets at September 30, 2002.

GROSS CARRYING AMOUNT OF
   AMORTIZED INTANGIBLE ASSETS
   Franchises......................................................................................  $       1,706
   Affiliation agreements..........................................................................        350,863
   Broadcast rights................................................................................        102,154
   Player contracts................................................................................         42,926
   Other intangibles...............................................................................        195,868
                                                                                                     -------------
                                                                                                           693,517
                                                                                                     -------------

ACCUMULATED AMORTIZATION
   Franchises......................................................................................          1,138
   Affiliation agreements..........................................................................        184,828
   Broadcast rights................................................................................         50,343
   Player contracts................................................................................         35,949
   Other intangibles...............................................................................         37,196
                                                                                                     -------------
                                                                                                           309,454
                                                                                                     -------------

UNAMORTIZED INTANGIBLE ASSETS
   Franchises......................................................................................        731,848
   Excess costs over the fair value of net assets acquired.........................................      1,353,476
                                                                                                     -------------
                                                                                                         2,085,324
                                                                                                     -------------

     Total intangibles.............................................................................  $   2,469,387
                                                                                                     =============

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

AGGREGATE AMORTIZATION EXPENSE
   Nine months ended September 30, 2002............................................................      $  40,388

ESTIMATED AMORTIZATION EXPENSE
   Year ending December 31, 2002...................................................................         54,244
   Year ending December 31, 2003...................................................................         53,785
   Year ending December 31, 2004...................................................................         42,464
   Year ending December 31, 2005...................................................................         29,937
   Year ending December 31, 2006...................................................................         26,374

The changes in the carrying amount of excess costs over the fair value of net assets acquired for the nine months ended September 30, 2002 are as follows:

                                           Tele-                                                         Total
                                      communications        MSG            Rainbow         Other          Company
                                      --------------    ------------   -------------- -------------  ---------------
EXCESS COSTS OVER THE FAIR VALUE OF
   NET ASSETS ACQUIRED
Balance as of December 31, 2001......    $  206,971      $ 1,078,646      $  143,509    $       -     $  1,429,126
   Excess costs over the fair value
     of net assets acquired, net of
     taxes...........................             -                -          (5,964)       2,409           (3,555)
   Reclassification as a result of
     independent appraisal...........             -                -         (72,095)           -          (72,095)
                                        -----------     ------------   -------------   ----------    -------------
Balance as of September 30, 2002.....    $  206,971      $ 1,078,646      $   65,450    $   2,409     $  1,353,476
                                        ===========     ============   =============   ==========    =============

NOTE 11. DEBT

In March 2002, Rainbow Media Group, LLC, a wholly owned subsidiary of Rainbow Media Holdings, entered into a $400,000 revolving credit facility with a group of banks which matures on December 31, 2006 (in certain limited circumstances the maturity date may be accelerated to November 1, 2005). The facility requires commitment reductions beginning in the third quarter of 2004. This revolving credit facility contains certain financial covenants that may limit Rainbow Media Group's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of certain financial ratios and restricting the permitted uses of borrowed funds. See Note 18.

In March 2002, American Movie Classics Company and Bravo Company, subsidiaries of Rainbow Media Holdings, entered into a $200,000 revolving credit facility with a group of banks. The facility matures on December 31, 2006 (in certain limited circumstances the maturity date may be accelerated to November 1, 2005) and requires commitment reductions beginning in the third quarter of 2004. The facility amended and restated the previously existing American Movie Classics $200,000 revolving credit facility. The American Movie Classics/Bravo revolving credit facility contains certain financial covenants that may limit the ability of American Movie Classics/Bravo to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of certain financial ratios and restricting the permitted uses of borrowed funds. See Note 18.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

NOTE 12. COLLATERALIZED  INDEBTEDNESS  AND  DERIVATIVE  CONTRACTS

In May 2002, due to certain events relating to Adelphia Communications Corporation, the Company received early termination notices from its bank counterparties pursuant to certain monetization contracts covering 9.79 million shares of Adelphia Communications common stock. As a result, the Company was required to repay the related collateralized indebtedness prior to maturity, net of the benefit of the related prepaid equity forward contracts in a significant gain position. The Company made cash payments aggregating $54,813, representing the difference between the redemption value of the collateralized indebtedness and the fair market value of the prepaid equity forward contracts as of the early termination date, and 9.79 million shares of Adelphia Communications common stock that were held as collateral were returned to the Company. In connection with the early termination, the Company recognized a loss of $17,237, representing the difference between the carrying value and the redemption value of the collateralized indebtedness, which is reflected as a loss on the early extinguishment of debt in the accompanying consolidated statement of operations.

NOTE 13. INCOME TAXES

Prior to June 29, 2002, the operations of the Company were included in two consolidated federal income tax returns; one consolidated return included the telecommunications and retail operations, and the second consolidated return included all companies owned by Rainbow Media Holdings.

In connection with the exchange of equity securities by NBC described in Note 8, the Company recorded a deferred tax liability of approximately $45,000 in accordance with the purchase method of accounting. Pursuant to such exchange, the Company will begin to file one consolidated federal income tax return effective June 29, 2002. As a result of the consolidation of Rainbow Media Holdings for federal tax purposes, the valuation allowance and excess costs over fair value of net assets acquired were reduced by approximately $74,900.

Tax rules impose restrictions on the ability of the companies to utilize each others' tax attributes. Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly.

The income tax benefit attributable to continuing operations for the nine months ended September 30, 2002 of $75,752 differs from the income tax benefit derived from applying the statutory rate principally due to an increase in the valuation allowance of approximately $59,200 and the impact of non-deductible preferred stock dividends. The Company considers future taxable temporary differences as positive evidence of the realizability of the deferred tax assets.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

NOTE 14. RESTRUCTURING

In December 2001, the Company recorded restructuring charges of $56,442 (including $3,500 for discontinued operations) which included expenses of approximately $21,018 (including $2,313 for discontinued operations) associated with the elimination of approximately 600 positions, primarily in corporate, administrative and infrastructure functions across various business units of the Company, and estimated expenses of approximately $35,424 (including $1,187 for discontinued operations) associated with facility realignment and other related costs. The following table summarizes the accrued restructuring liability at September 30, 2002 for continuing operations.

                                                                                      Facility
                                                                   Employee         Realignment
                                                                  Severance        and Other Costs          Total
                                                                 -------------     -----------------     ------------
Balance at December 31, 2001...................................   $   18,705          $    34,237          $  52,942
  Additional Charges...........................................        4,733                6,983             11,716
  Payments.....................................................      (17,368)              (5,847)           (23,215)
                                                                 -----------       --------------        -----------
Balance at September 30, 2002..................................   $    6,070          $    35,373          $  41,443
                                                                 ===========       ==============        ===========

In August 2002, the Company announced a new operating plan and restructuring which includes the disposition of its motion picture theater business, the closing of 26 retail electronics store locations, the elimination of certain staff positions, and the reduction of capital expenditures. Additionally, the Company reached an agreement with its supplier of set top boxes which reduced the Company's purchase commitments for set top boxes from $378,500 in 2002, $378,500 in 2003, and $567,750 in 2004 to a total remaining commitment of $87,500 in 2002 and nothing thereafter and requires the Company to make certain other cash payments aggregating $50,000 plus interest on a portion of such amount with respect to, among other things, a license for certain software (valued at $17,500 based on an independent appraisal). In connection with this agreement, CSC Holdings received a waiver from the lenders under its $2.4 billion credit facility. In connection with this plan, the Company recorded restructuring charges, included in accrued liabilities and other long-term liabilities, of $70,206 which include $18,493 associated with the elimination of approximately 1,280 positions, $19,213 associated with facility realignment and other related costs and $32,500 associated with the reduction in required digital set top box commitments.

The results of operations of the retail electronic stores closed or to be closed including restructuring charges of $9,479, of which $2,353 is associated with the elimination of 1,120 positions and $7,126 is associated with the early termination of facility lease agreements, have been reported in discontinued operations, net of taxes in the consolidated statements of operations for all periods presented.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

NOTE 15. SEGMENT INFORMATION

The Company's reportable segments are strategic business units that are managed separately. The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income or loss before depreciation and amortization, stock plan income or expense, long-term incentive plan income or expense and restructuring charges).

                                                      Nine Months Ended                   Three Months Ended
                                                        September 30,                        September 30,
                                              ---------------------------------    ---------------------------------
REVENUES, NET FROM CONTINUING OPERATIONS           2002              2001              2002               2001
                                              ---------------    --------------    --------------    ---------------
Telecommunications Services...............     $  1,801,764       $  1,688,434       $  605,254         $  572,431
Rainbow...................................          572,852            494,204          199,545            165,305
Madison Square Garden.....................          477,639            527,052          116,738            128,747
Retail Electronics........................          215,827            254,401           66,933             85,228
All Other.................................                -                200                -                  -
Eliminations..............................         (113,551)          (122,133)         (37,383)           (40,169)
                                              -------------      -------------      ------------      -------------
  Total...................................     $  2,954,531       $  2,842,158       $  951,087         $  911,542
                                              =============      =============      ============      =============
ADJUSTED OPERATING CASH FLOW FROM CONTINUING
  OPERATIONS

Telecommunications Services...............     $    715,751       $    671,032       $  253,694         $  232,954
Rainbow...................................           99,427             53,983           44,074             21,276
Madison Square Garden.....................           78,117             22,676           16,487            (32,404)
Retail Electronics........................          (62,433)           (44,095)         (25,021)           (14,481)
All Other.................................          (25,425)           (42,865)           5,644            (17,862)
                                              -------------      -------------      -----------       ------------
  Total...................................     $    805,437       $    660,731       $  294,878         $  189,483
                                              =============      =============      ===========       ============

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:

                                                      Nine Months Ended                   Three Months Ended
                                                        September 30,                        September 30,
                                              ---------------------------------    ---------------------------------
REVENUES, NET FROM CONTINUING OPERATIONS           2002              2001              2002               2001
                                              ---------------    --------------    --------------    ---------------
Total revenue for reportable segments.....     $  3,068,082        $ 2,964,091       $  988,470         $  951,711
Other revenue and intersegment eliminations        (113,551)          (121,933)         (37,383)           (40,169)
                                              -------------       ------------      -----------        -----------
  Total consolidated revenue..............     $  2,954,531        $ 2,842,158       $  951,087         $  911,542
                                              =============       ============      ===========        ===========

ADJUSTED OPERATING CASH FLOW TO INCOME
  (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES

Total adjusted operating cash flow for
  reportable segments.....................     $    830,862        $   703,596       $  289,234         $  207,345
Other adjusted operating cash flow (deficit)        (25,425)           (42,865)           5,644            (17,862)
Items excluded from adjusted operating cash
  flow:
  Depreciation and amortization...........         (651,993)          (739,481)        (229,738)          (264,281)
  Stock plan income (expense).............           50,584             61,466           (5,197)            42,196
  Long-term incentive plan expense........          (15,992)           (19,644)          (4,178)            (6,691)
  Restructuring charges...................          (81,921)                 -          (77,456)                 -
  Interest expense........................         (386,341)          (407,304)        (131,116)          (139,125)
  Interest income.........................           22,333             11,910            7,676              2,795
  Equity in net loss of affiliates........          (28,813)           (31,274)          (6,568)           (19,931)
  Gain on sale of cable assets and
     programming interests, net...........                -          2,178,088                -                  8
  Write-off of deferred financing costs...             (620)           (14,043)               -                  -
  Impairment charges on investments.......           (4,970)              (347)          (4,757)               (36)
  Gain (loss) on investments, net.........         (916,833)           (81,460)           8,555           (271,203)
  Gain on derivative contracts, net.......          944,237            355,805          126,162            368,826
  Loss on early extinguishment of debt....          (17,237)                 -                -                  -
  Minority interests......................         (175,956)          (326,852)         (53,994)           (20,450)
  Miscellaneous, net......................          (10,243)            (7,599)          (1,829)            (1,521)
                                              -------------       ------------      -----------        -----------
     Income (loss) from continuing
       operations before income taxes.....     $   (468,328)       $ 1,639,996       $  (77,562)        $(119,930)
                                              =============       ============      ===========        ===========

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

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

NOTE 16. LEGAL MATTERS

On April 29, 2002, Yankees Entertainment & Sports Network, LLC (the "YES Network") filed a complaint and, on September 24, 2002, an amended complaint against the Company in the United States District Court, Southern District of New York. The lawsuit arises from the failure of the YES Network and the Company to reach agreement on the carriage of programming of the YES Network (primarily New York Yankees baseball games and New Jersey Nets basketball games) on the Company's cable television systems. The amended complaint alleges a variety of anticompetitive acts and seeks declaratory judgments as to violations of laws, treble damages and injunctive relief, including an injunction requiring the Company to carry the YES Network on its cable television systems. The Company believes that the claims set forth in the complaint are without merit and intends to contest vigorously the lawsuit.

In August 2002, purported class actions naming as defendants the Company and each of its directors were filed in the Delaware Chancery Court. The actions, which allege breach of fiduciary duties and breach of contract with respect to the exchange of the Rainbow Media Group tracking stock for Cablevision NY Group common stock, were purportedly brought on behalf of all holders of publicly traded shares of Rainbow Media Group tracking stock. The actions seek to (i) enjoin the exchange of Rainbow Media Group tracking stock for Cablevision NY Group common stock, (ii) enjoin any sales of "Rainbow Media Group" assets, or, in the alternative, award rescissory damages, (iii) if the exchange is completed, rescind it or award rescissory damages, (iv) award compensatory damages, and (v) award costs and disbursements. The actions were consolidated into one action on September 17, 2002, and on October 3, 2002, the Company filed a motion to dismiss the consolidated action. The Company believes the claims are without merit and intends to contest vigorously the lawsuit.

NOTE 17. OTHER MATTERS

In January 2001, the Company completed the sale of its cable television systems in Boston and eastern Massachusetts to AT&T Corporation in exchange for AT&T's cable television systems in certain northern New York suburbs, shares of AT&T common stock and a cash payment. The sales agreements with AT&T provided both parties with certain post closing adjustments to the purchase price following agreement on those adjustments between the parties, or, in the event no agreement was reached, that the post closing adjustment issues would be resolved by third party experts whose determination would be binding. The Company believes the amount of any negotiated settlement or expert determination of the parties' respective claims will not be material to the Company.

As of September 30, 2002, Northcoast Communications, LLC, a 49.9% owned unconsolidated subsidiary of the Company, had $61,100 in notes payable to the FCC for the acquisition of the PCS licenses acquired during 1997. In addition, a wholly owned subsidiary of Northcoast Communications, Cleveland PCS, LLC, had $68,400 in vendor financing outstanding under a stand-alone $75,000 facility obtained in connection with the launch of commercial service in Cleveland. Additional funding for Northcoast Communications has been provided by the Company through the Restricted Group which as of September 30, 2002 totaled $217,700

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
                                   (continued)

(comprised of contributions directly to Northcoast Communications as well as loans to Northcoast PCS, LLC, the other member in Northcoast Communications), in addition to certain unpaid general and administrative charges from the Company amounting to approximately $4,486 at September 30, 2002.

Vendor financing for Northcoast Communications' Cleveland operation consists of the $75,000 credit facility at Cleveland PCS, LLC. This facility has no recourse to Cablevision or to Northcoast Communications, other than pursuant to a pledge by Northcoast Communications of the stock of Cleveland PCS and a guarantee of the payment by Northcoast Communications and Cablevision of the FCC indebtedness of the Cleveland PCS subsidiary which holds the Cleveland license which, as of September 30, 2002, had an outstanding balance of $2,850. As of September 30, 2002, Cleveland PCS was in default of the terms of this credit facility and had received notice of commitment termination and acceleration from the lender. Northcoast Communications has invested $5,814 of the $217,700 invested by Cablevision in Northcoast Communications in Cleveland PCS at September 30, 2002 and was owed $247 by Cleveland PCS for general and administrative charges at September 30, 2002.

NOTE 18. SUBSEQUENT EVENTS

In November 2002, the Company reached an agreement with NBC for the sale of Rainbow Media Holdings' 80% interest in the Bravo programming service for $1.0 billion payable in General Electric Company common stock and 53.2 million shares of Cablevision NY Group Class A common stock (21.8 million shares of Cablevision NY Group Class A common stock currently held by NBC and 31.4 million shares of Cablevision NY Group Class A common stock issuable upon the conversion of shares of Rainbow Media Holdings common stock held by NBC). The transaction is subject to receipt of regulatory and other customary approvals. The Company expects to record a gain in connection with this transaction.

Upon the closing of the sale of the Bravo programming service, the American Movie Classics/Bravo and Rainbow Media Group, LLC credit facilities will terminate by their terms and outstanding borrowings will be required to be repaid. See Note 11.

In November 2002, Quadrangle Capital Partners LP, a private investment firm that invests in media and communications companies, agreed to invest $75,000, subject to execution of definitive documentation, in the Company. Quadrangle's investment will be in the form of preferred stock convertible into Cablevision NY Group Class A common stock. The transaction is subject to receipt of regulatory approval.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains or incorporates by reference statements that constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995, including forecasted cost savings, restructuring charges, availability under credit facilities, cash flow growth, levels of capital expenditures, sources of funds and funding requirements, among others. Investors are cautioned that such forward looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward looking statements as a result of various factors. Factors that may cause such differences to occur include but are not limited to:

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

     - pending and future acquisitions and dispositions of assets, including the sale of Bravo;

     -  market demand for new services;

     - whether any pending uncompleted transactions, including the sale of Bravo, are completed on the terms and at the times set forth (if at all);

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

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

RECENT TRANSACTIONS

2002 TRANSACTION. In March 2002, Rainbow Media Holdings, Inc. acquired Loral Space and Communications, Ltd.'s 50% interest in R/L DBS Company, LLC increasing Rainbow Media Holdings' ownership of R/L DBS to 100%.

2001 TRANSACTIONS. In January 2001, CSC Holdings, Inc. completed the sale of its cable systems in Boston and eastern Massachusetts to AT&T Corp. in exchange for AT&T's cable television systems in certain northern New York suburbs and for AT&T common stock and cash.

In April 2001, Metro-Goldwyn-Mayer Inc. ("MGM") acquired a 20% interest in certain national programming businesses of Rainbow Media Holdings.

The above transactions completed in 2002 and 2001 are collectively referred to as the "Transactions."

RESULTS OF OPERATIONS - CABLEVISION SYSTEMS CORPORATION

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

STATEMENT OF OPERATIONS DATA

                                                      Three Months Ended September 30,
                                         ------------------------------------------------------------
                                                     2002                            2001
                                         -----------------------------    ---------------------------
                                                                                                          (Increase)
                                                           % of Net                         % of Net       Decrease
                                            Amount         Revenues         Amount          Revenues       in Net Loss
                                         -------------    ------------    ------------     ----------    --------------
                                                              (DOLLARS IN THOUSANDS)
Revenues, net..........................   $  951,087          100%          $ 911,542         100%        $   39,545

Operating expenses:
   Technical and operating.............      369,327           39             385,069          42             15,742
   Retail electronics cost of sales....       62,088            7              70,070           8              7,982
   Selling, general and administrative       234,169           25             231,415          25             (2,754)
   Restructuring charges...............       77,456            8                   -           -            (77,456)
   Depreciation and amortization.......      229,738           24             264,281          29             34,543
                                         -----------                       ----------                     ----------
Operating loss.........................      (21,691)          (2)            (39,293)         (4)            17,602
Other income (expense):
   Interest expense, net...............     (123,440)         (13)           (136,330)        (15)            12,890
   Equity in net loss of affiliates....       (6,568)          (1)            (19,931)         (2)            13,363
   Gain on sale of cable assets and
     programming interests, net........            -            -                   8           -                 (8)
   Impairment charges on investments...       (4,757)          (1)                (36)          -             (4,721)
   Gain (loss) on investments, net.....        8,555            1            (271,203)        (30)           279,758
   Gain on derivative contracts, net...      126,162           13             368,826          40           (242,664)
   Minority interests..................      (53,994)          (6)            (20,450)         (2)           (33,544)
   Miscellaneous, net..................       (1,829)           -              (1,521)          -               (308)
                                         -----------                       ----------                     ----------
Loss from continuing operations before
   taxes...............................      (77,562)          (8)           (119,930)        (13)            42,368
   Income tax benefit..................       25,764            3              49,514           5            (23,750)
                                         -----------                       ----------                     ----------
Loss from continuing operations........      (51,798)          (5)            (70,416)         (8)            18,618
Loss from discontinued operations, net
   of taxes............................      (27,724)          (3)             (6,647)         (1)           (21,077)
                                         -----------                       ----------                     ----------
Net loss...............................   $  (79,522)          (8)%         $ (77,063)         (8)%       $   (2,459)
                                         ===========                       ==========                     ==========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

                                                       Nine Months Ended September 30,
                                         ------------------------------------------------------------
                                                     2002                            2001
                                         -----------------------------    ---------------------------
                                                                                                           Increase
                                                           % of Net                         % of Net      (Decrease)
                                            Amount         Revenues         Amount          Revenues      in Net Income
                                         -------------    ------------    ------------     ----------    --------------
                                                           (DOLLARS IN THOUSANDS)
Revenues, net...........................  $2,954,531          100%        $ 2,842,158         100%       $    112,373

Operating expenses:
   Technical and operating..............   1,165,723           39           1,182,088          42              16,365
   Retail electronics cost of sales.....     185,156            6             204,978           7              19,822
   Selling, general and administrative..     763,623           26             752,539          26             (11,084)
   Restructuring charges................      81,921            3                   -           -             (81,921)
   Depreciation and amortization........     651,993           22             739,481          26              87,488
                                         -----------                     ------------                    ------------
Operating income (loss).................     106,115            4             (36,928)         (1)            143,043
Other income (expense):
   Interest expense, net................    (364,008)         (12)           (395,394)        (14)             31,386
   Equity in net loss of affiliates.....     (28,813)          (1)            (31,274)         (1)              2,461
   Gain on sale of cable assets and
     programming interests, net.........           -            -           2,178,088          77          (2,178,088)
   Write-off of deferred financing costs.       (620)           -             (14,043)          -              13,423
   Impairment charges on investments....      (4,970)           -                (347)          -              (4,623)
   Loss on investments, net.............    (916,833)         (31)            (81,460)         (3)           (835,373)
   Gain on derivative contracts, net....     944,237           32             355,805          13             588,432
   Loss on early extinguishment of debt.     (17,237)          (1)                  -           -             (17,237)
   Minority interests...................    (175,956)          (6)           (326,852)        (12)            150,896
   Miscellaneous, net...................     (10,243)           -              (7,599)          -              (2,644)
                                         -----------                     ------------                    ------------
Income (loss) from continuing
   operations before taxes..............    (468,328)         (16)          1,639,996          58          (2,108,324)
   Income tax benefit (expense).........      75,752            3            (333,984)        (12)            409,736
                                         -----------                     ------------                    ------------
Income (loss) from continuing operations.   (392,576)         (13)          1,306,012          46          (1,698,588)
Loss from discontinued operations, net
   of taxes.............................     (34,729)          (1)            (16,710)         (1)            (18,019)
                                         -----------                     ------------                    ------------
Net income (loss).......................  $ (427,305)         (14)%       $ 1,289,302          45%       $ (1,716,607)
                                         ===========                     ============                    ============

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 VERSUS THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

CONSOLIDATED RESULTS - CABLEVISION SYSTEMS CORPORATION

REVENUES, NET for the three and nine months ended September 30, 2002 increased $39.5 million (4%) and $112.4 million (4%), respectively, as compared to revenues for the same periods in the prior year. The net increases are attributable to the following:

                                                                                     Three Months       Nine Months
                                                                                    --------------     --------------
                                                                                        Ended September 30, 2002
                                                                                    ---------------------------------
                                                                                          (DOLLARS IN MILLIONS)
Increase in revenue from developing high-speed data and telephone businesses....      $   37.7           $  118.0
Increased revenue in Rainbow Media Holdings' programming services, excluding
  those of Madison Square Garden*...............................................          33.2               95.8
Decrease in revenue recognized in connection with the warrants previously
  received from At Home Corporation.............................................         (16.0)             (51.6)
Decrease in Madison Square Garden's revenue*....................................         (10.9)             (48.3)
Higher revenue per cable television subscriber..................................          12.3               42.9
Decrease in retail electronics sales from continuing operations.................         (18.3)             (38.6)
Increase in bad debt expense associated with the bankruptcy of Adelphia
  Communications Corporation....................................................           -                (18.5)
Increase (decrease) in revenue attributable to growth (decline) in the average
  number of cable television subscribers........................................          (1.3)               6.9
Other net increases.............................................................           2.8                5.8
                                                                                     ---------          ---------
                                                                                      $   39.5           $  112.4
                                                                                     =========          =========

----------
* Amounts exclude the effects of the increase in bad debt expense related to Adelphia Communications.

TECHNICAL AND OPERATING EXPENSES decreased $15.7 million (4%) and $16.4 million (1%) for the three and nine months ended September 30, 2002 compared to the same periods in 2001. The net changes resulted primarily from decreased costs at Madison Square Garden (see Madison Square Garden discussion below) and a reduction in accruals for management bonuses of $2.4 million, partially offset by increased costs directly associated with the growth in revenues referred to above. As a percentage of revenues, technical and operating expenses decreased 3% during both of the 2002 periods as compared to the 2001 periods.

RETAIL ELECTRONICS COST OF SALES for the three and nine months ended September 30, 2002 amounted to approximately $62.1 million (93% of retail electronics sales) and $185.2 million (86% of retail electronics sales), respectively, compared to approximately $70.1 million (82% of retail electronics sales) and $205.0 million (81% of retail electronics sales) for the comparable 2001 periods. Cost of sales includes the cost of merchandise sold, including freight costs incurred and certain occupancy and buying costs, for the Company's retail electronics segment. The increases in cost of sales, as a percentage of revenues, is primarily attributable to an increase in the provision for repaired and returned merchandise.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $2.8 million (1%) and $11.1 million (1%) for the three and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. The net increase for the three months ended September 30, 2002 was comprised

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

of increases of $47.4 million in expenses related to the Company's stock plan, partially offset by decreases of approximately $15.2 million in sales and marketing, customer service and administrative costs, a decrease of $26.9 million as a result of reductions in accruals for management bonuses and a decrease of $2.5 million in costs related to a long-term incentive plan. The net increase for the nine months ended September 30, 2002 was comprised of increases of $10.9 million in expenses related to the Company's stock plan and approximately $30.8 million in sales and marketing, customer service and administrative costs, partially offset by a decrease of $26.9 million as a result of reductions in accruals for management bonuses and a decrease of $3.7 million in costs related to a long-term incentive plan. As a percentage of revenues, selling, general and administrative expenses remained relatively constant for the three and nine months ended September 30, 2002 as compared to the same periods in 2001. Excluding the effects of the stock plan and the long-term incentive plan, as a percentage of revenues such costs decreased 5% and 1%, respectively, during the 2002 periods as compared to the same periods in 2001.

RESTRUCTURING CHARGES of $77.5 million and $81.9 million for the three and nine months ended September 30, 2002 are comprised of $7.3 million and $11.7 million, respectively, relating to the 2001 restructuring and $70.2 million in both the three and nine month periods relating to the 2002 restructuring. Such charges include expenses associated with the elimination of positions, including severance, outplacement costs and other related costs, and facility realignment and for the 2002 restructuring includes $32.5 million associated with the reduction in required digital set top commitments.

DEPRECIATION AND AMORTIZATION EXPENSE decreased $34.5 million (13%) and $87.5 million (12%) for the three and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. Decreases of approximately $75.1 million and $207.6 million, respectively, resulted from the Company's adoption of Statement of Financial Accounting Standards No. 142 ("Statement 142") as of January 1, 2002 where certain intangible assets are no longer amortized. Partially offsetting these decreases were net increases of approximately $40.6 million and $120.1 million, respectively, due primarily to depreciation of new plant assets and amortization of acquired intangibles.

NET INTEREST EXPENSE decreased $12.9 million (9%) and $31.4 million (8%) during the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001. The net decreases were primarily attributable to lower interest rates and increases in interest income, partly offset by higher overall average debt balances.

EQUITY IN NET LOSS OF AFFILIATES decreased to $6.6 million and $28.8 million for the three and nine months ended September 30, 2002, respectively, from $19.9 million and $31.3 million for the three and nine months ended September 30, 2001, respectively. Such amounts consist of the Company's share of the net income or loss of certain businesses in which the Company has varying minority ownership interests.

GAIN ON SALE OF CABLE ASSETS AND PROGRAMMING INTERESTS, NET for nine months ended September 30, 2001 consists primarily of the gain recognized on the disposition of the Company's cable

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

television systems in Massachusetts and the gain from the sale of a 20% minority interest in certain of the Company's programming businesses.

WRITE-OFF OF DEFERRED FINANCING COSTS of $0.6 million and $14.0 million for the nine months ended September 30, 2002 and 2001, respectively, consist principally of costs written off in connection with amendments to, or termination of, certain of the Company's credit agreements.

IMPAIRMENT CHARGES ON INVESTMENTS of $4.8 million and $5.0 million for the three and nine months ended September 30, 2002 and $0.3 million for the nine months ended September 30 2001 consist of charges associated with the write-down of certain of the Company's investments.

GAIN (LOSS) ON INVESTMENTS, NET for the three and nine months ended September 30, 2002 and 2001 consists of the following:

                                                       Three Months Ended                    Nine Months Ended
                                                          September 30,                        September 30,
                                                  --------------------------------    --------------------------------
                                                       2002             2001              2002              2001
                                                  --------------    --------------    --------------    --------------
                                                                         (DOLLARS IN MILLIONS)
Increase (decrease) in the fair value of
  Charter Communications, Inc., Adelphia
  Communications, AT&T and AT&T Wireless, Inc.
  common stock.................................       $   8.6          $ (232.3)         $ (916.8)         $ (259.4)
Charge for an other-than-temporary decline in
  the fair value of the Company's At Home
  warrants.....................................             -             (38.9)                -            (108.5)
Gain recognized in connection with the
  reclassification of the shares of Charter
  Communications and Adelphia Communications
  common stock from securities
  available-for-sale to trading securities
  upon the adoption of Statement 133...........             -                 -                 -             286.4
                                                     --------         ---------         ---------         ---------
                                                      $   8.6          $ (271.2)         $ (916.8)         $  (81.5)
                                                     ========         =========         =========         =========

GAIN ON DERIVATIVE CONTRACTS, NET for the three and nine months ended September 30, 2002 and 2001 consists of the following:

                                                       Three Months Ended                   Nine Months Ended
                                                           September 30,                      September 30,
                                                  --------------------------------    --------------------------------
                                                      2002              2001              2002              2001
                                                  --------------    --------------    --------------    --------------
                                                                         (DOLLARS IN MILLIONS)
Unrealized gains due to the change in fair
  value of the Company's prepaid forward
  contracts relating to the AT&T, AT&T
  Wireless, Charter Communications and
  Adelphia Communications shares...............       $  66.3          $  329.2         $   576.3          $  311.9
Realized gains on prepaid forward contracts
  relating to Adelphia Communications shares...             -                 -             256.6                 -
Unrealized and realized gains on interest rate
  swap contracts...............................          59.9              39.6             111.3              43.9
                                                     --------         ---------        ----------         ---------
                                                      $ 126.2          $  368.8         $   944.2          $  355.8
                                                     ========         =========        ==========         =========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

LOSS ON EARLY EXTINGUISHMENT OF DEBT of $17.2 million for the nine months ended September 30, 2002 resulted from the settlement of the Company's collateralized indebtedness relating to the monetization of its shares of Adelphia Communications common stock.

MINORITY INTERESTS for the three and nine months ended September 30, 2002 and 2001 include CSC Holdings' preferred stock dividend requirements; Fox Sports Networks, LLC's share of the net income or loss of Regional Programming Partners; MGM's share of the net income or loss of American Movie Classics Company, Bravo Company, The Independent Film Channel and WE: Women's Entertainment; and National Broadcasting Company, Inc.'s ("NBC") share of the net income or loss of Rainbow Media Holdings.

NET MISCELLANEOUS EXPENSE amounted to $1.8 million and $10.2 million for the three and nine months ended September 30, 2002, respectively, compared to $1.5 million and $7.6 million for the comparable periods in 2001. The increase for the nine months ended September 30, 2002 was due primarily to increased losses on the disposal of fixed assets.

INCOME TAX BENEFIT attributable to continuing operations amounted to $25.8 million and $75.8 million for the three and nine months ended September 30, 2002, respectively, compared to an income tax benefit of $49.5 million and income tax expense of $334.0 million for the three and nine months ended September 30, 2001. The income tax benefit in the three month period in 2002 resulted from a pre-tax loss, including a decrease in the valuation allowance of $15.6 million, partially offset by the impact of non-deductible preferred stock dividends. The income tax benefit for the nine month period in 2002 resulted from a pre-tax loss, partially offset by an increase in the valuation allowance of $59.2 million and the impact of non-deductible preferred stock dividends. The income tax expense in the 2001 periods resulted primarily from the Transactions, partially offset by a decrease in the valuation allowance of $416.0 million in the nine month period ended September 30, 2001. In the 2001 periods, the Company did not reduce its entire valuation allowance due to uncertainties regarding the realizability of its deferred tax assets.

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES includes the results of the Company's theater operations business which is classified as held for sale and the losses relating to 26 retail electronics store locations which are being disposed of in connection with the Company's 2002 restructuring.

BUSINESS SEGMENTS RESULTS - CABLEVISION SYSTEMS CORPORATION

The Company classifies its business interests into four segments:

     - Telecommunications Services, consisting principally of its cable television, telephone and high-speed data services operations;

     - Rainbow, consisting principally of interests in national and regional cable television programming networks;

     - Madison Square Garden, which owns and operates professional sports teams, regional cable television networks, live productions and entertainment venues; and

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

     - Retail Electronics, which represents the operations of Cablevision Electronics Investments, Inc.'s retail electronics stores.

The Company allocates certain costs to each segment based upon their proportionate estimated usage of services. The financial information for the segments does not include inter-segment eliminations.

TELECOMMUNICATIONS SERVICES

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to net revenues for the Company's Telecommunications Services segment.

                                                                    Three Months Ended September 30,
                                                      --------------------------------------------------------------
                                                                  2002                             2001
                                                      -----------------------------     ----------------------------
                                                                         % of Net                        % of Net
                                                          Amount         Revenues           Amount        Revenues
                                                      ---------------  ------------     --------------  ------------
                                                                         (DOLLARS IN THOUSANDS)
Revenues, net......................................      $  605,253         100%           $  572,431        100%
Technical and operating expenses...................         244,705          40               222,807         39
Selling, general and administrative expenses.......         110,582          18                97,287         17
Restructuring charges..............................          42,129           7                     -          -
Depreciation and amortization......................         140,655          23               186,309         33
                                                        -----------                       -----------
     Operating income..............................      $   67,182          11%           $   66,028         12%
                                                        ===========                       ===========

                                                                     Nine Months Ended September 30,
                                                      --------------------------------------------------------------
                                                                  2002                             2001
                                                      -----------------------------     ----------------------------
                                                                         % of Net                         % of Net
                                                          Amount         Revenues          Amount         Revenues
                                                      ---------------  ------------     --------------  ------------
                                                                         (DOLLARS IN THOUSANDS)
Revenues, net......................................      $1,801,764         100%           $1,688,434        100%
Technical and operating expenses...................         733,567          41               676,344         40
Selling, general and administrative expenses.......         328,975          18               317,919         19
Restructuring charges..............................          45,034           2                     -          -
Depreciation and amortization......................         419,570          23               515,762         31
                                                        -------------                     ------------
     Operating income..............................      $  274,618          15%           $  178,409         11%
                                                        =============                     ============

REVENUES for the three and nine months ended September 30, 2002 increased $32.8 million (6%) and $113.3 million (7%), respectively, as compared to revenues for the same periods in the prior year. The net increases are attributable to the following:

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

                                                                                  Three Months         Nine Months
                                                                                -----------------    -----------------
                                                                                      Ended September 30, 2002
                                                                                --------------------------------------
                                                                                        (DOLLARS IN MILLIONS)
Increase in revenue from developing high-speed data and telephone businesses..       $  37.7              $ 118.0
Decrease in revenue recognized in connection with the warrants previously
  received from At Home.....................................................           (16.0)               (51.6)
Higher revenue per cable television subscriber..............................            12.3                 42.9
Increase (decrease) in revenue attributable to growth (decline) in the
  average number of cable television subscribers............................            (1.3)                 6.9
Other net increases (decreases).............................................             0.1                 (2.9)
                                                                                  ----------             --------
                                                                                     $  32.8              $ 113.3
                                                                                  ==========             ========

TECHNICAL AND OPERATING EXPENSES for the three and nine months ended September 30, 2002 increased $21.9 million (10%) and $57.2 million (8%), respectively, compared to the same periods in 2001. The increases resulted from increased costs directly associated with the growth in revenues referred to above, partially offset by a reduction in accruals for management bonuses of $2.4 million in both periods. As a percentage of revenues, technical and operating expenses increased 1% during the three and nine months ended September 30, 2002 as compared to the same 2001 periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $13.3 million (14%) and $11.1 million (3%) for the three and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. The net increase for the three months ended September 30, 2002 was comprised of increases of $25.6 million in expenses related to the Company's stock plan and increases aggregating $0.3 million primarily due to increased administrative costs, partially offset by a reduction in accruals for management bonuses of $10.0 million and a decrease of $2.6 million in costs related to a long-term incentive plan. The net increase for the nine months ended September 30, 2002 was comprised of net increases of $21.4 million primarily attributable to increased facility costs and additional marketing expenses and approximately $3.8 million related to the Company's stock plan, partially offset by a reduction in accruals for management bonuses of $10.0 million and a decrease of $4.1 million in costs related to a long-term incentive plan. As a percentage of revenues, selling, general and administrative expenses increased 1% for the three months ended September 30, 2002 and decreased 1% for the nine months ended September 30, 2002 as compared to the same periods in 2001. Excluding the effects of the stock plan and the long-term incentive plan, as a percentage of revenues such costs decreased 2% in the three month period in 2002 and remained relatively constant during the nine month period in 2002 as compared to the same periods in 2001.

RESTRUCTURING CHARGES of $42.1 million and $45.0 million for the three and nine months ended September 30, 2002 are comprised of a reduction in the accrual of $0.7 million and additional expense of $2.2 million, respectively, relating to the 2001 restructuring and $42.8 million in both the three and nine month periods relating to the 2002 restructuring. Such charges include expenses associated with the elimination of positions, including severance and outplacement costs, and facility realignment and for the 2002 restructuring includes $32.5 million associated with the reduction in required digital set top commitments.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

DEPRECIATION AND AMORTIZATION EXPENSE decreased $45.7 million (25%) and $96.2 million (19%) for the three and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. Decreases of approximately $63.9 million and $171.7 million, respectively, resulted from the Company's adoption of Statement 142 as of January 1, 2002. Partially offsetting these decreases were net increases of approximately $18.2 million and $75.5 million, respectively, due primarily to depreciation of new plant assets.

RAINBOW

                                                                 Three Months Ended September 30,
                                              ------------------------------------------------------------------------
                                                            2002                                   2001
                                              ----------------------------------     ---------------------------------
                                                                    % of Net                              % of Net
                                                  Amount            Revenues            Amount            Revenues
                                              -------------      ---------------     -------------      ------------
                                                                      (DOLLARS IN THOUSANDS)
Revenues, net................................   $ 199,545            100%              $ 165,305            100%
Technical and operating expenses.............      79,626             40                  71,409             43
Selling, general and administrative expenses.      81,089             41                  63,173             38
Restructuring charges........................       5,708              3                       -              -
Depreciation and amortization................      17,354              9                  14,609              9
                                              -----------                             ----------
   Operating income..........................   $  15,768              8%              $  16,114             10%
                                              ===========                             ==========

                                                                  Nine Months Ended September 30,
                                              ------------------------------------------------------------------------
                                                            2002                                  2001
                                              ----------------------------------    ----------------------------------
                                                                    % of Net                              % of Net
                                                  Amount            Revenues            Amount            Revenues
                                              -------------      ---------------    ---------------      -----------
                                                                      (DOLLARS IN THOUSANDS)
Revenues, net................................    $572,852            100%              $ 494,204            100%
Technical and operating expenses.............     243,369             42                 227,395             46
Selling, general and administrative expenses.     224,950             39                 193,142             39
Restructuring charges........................       5,708              1                       -              -
Depreciation and amortization................      50,568              9                  41,447              8
                                              -----------                             ----------
   Operating income..........................    $ 48,257              8%              $  32,220              7%
                                              ===========                             ==========

REVENUES for the three and nine months ended September 30, 2002 increased $34.2 million (21%) and $78.6 million (16%), respectively, as compared to revenues for the same periods in the prior year. Increases of $22.4 million and $68.6 million, respectively, were attributed to growth in programming network subscribers and rate increases and increases of approximately $11.8 million and $27.5 million were due to higher advertising revenue. Partially offsetting the increases for the nine month period was a decrease of $17.5 million resulting from bad debt expense recognition associated with the bankruptcy of Adelphia Communications.

TECHNICAL AND OPERATING EXPENSES for the three and nine months ended September 30, 2002 increased $8.2 million (12%) and $16.0 million (7%), respectively, compared to the same periods in 2001. The increased costs are directly associated with the net increases in revenue discussed above. As a percentage of revenues, such costs decreased 3% and 4%, respectively, during the three and nine month periods in 2002 as compared to the same periods in 2001.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $17.9 million (28%) and $31.8 million (16%) for the three and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. The net increases were comprised of increases of approximately $4.1 million and $23.5 million, respectively, in additional sales, advertising and administrative costs, increases of $13.5 million and $7.3 million in expenses related to the Company's stock plan and increases of $0.3 million and $1.0 million in costs related to a long-term incentive plan. As a percentage of revenues, selling, general and administrative expenses increased 3% for the three months ended September 30, 2002 and remained relatively constant for the nine months ended September 30, 2002 as compared to the same periods in 2001. Excluding the effects of the stock plan and the long-term incentive plan, as a percentage of revenues such costs decreased 6% and 2%, respectively, during the 2002 periods as compared to the same periods in 2001.

RESTRUCTURING CHARGES of $5.7 million for the three and nine months ended September 30, 2002 are comprised of $4.0 million and $1.7 million relating to the 2001 and 2002 restructurings, respectively. Such charges include expenses associated with the elimination of positions, including severance and outplacement costs, and facility realignment.

DEPRECIATION AND AMORTIZATION EXPENSE increased $2.7 million (19%) and $9.1 million (22%) for the three and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. Increases of approximately $4.7 million and $12.9 million, respectively, were primarily due to depreciation of new plant assets and amortization of acquired intangibles. Partially offsetting these increases were net decreases of $2.0 million and $3.8 million which resulted from the Company's adoption of Statement 142 as of January 1, 2002 where certain intangible assets are no longer amortized.

MADISON SQUARE GARDEN

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to net revenues for Madison Square Garden.

                                                                     Three Months Ended September 30,
                                                      ---------------------------------------------------------------
                                                                   2002                             2001
                                                      --------------------------------  -----------------------------
                                                                          % of Net                        % of Net
                                                          Amount          Revenues         Amount         Revenues
                                                      ---------------  ---------------  --------------  -------------
                                                                          (DOLLARS IN THOUSANDS)
Revenues, net......................................     $ 116,738           100%           $ 128,747         100%
Technical and operating expenses...................        66,290            57              128,072          99
Selling, general and administrative expenses.......        35,304            30               27,291          21
Depreciation and amortization......................        15,681            13               23,773          18
                                                       ----------                          ---------
     Operating loss................................     $    (537)            -%           $ (50,389)        (39)%
                                                       ==========                          =========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

                                                                     Nine Months Ended September 30,
                                                      ---------------------------------------------------------------
                                                                   2002                             2001
                                                      --------------------------------  -----------------------------
                                                                          % of Net                        % of Net
                                                          Amount          Revenues         Amount         Revenues
                                                      ---------------  ---------------  --------------  -------------
                                                                          (DOLLARS IN THOUSANDS)
Revenues, net......................................     $ 477,639           100%           $ 527,052         100%
Technical and operating expenses...................       296,711            62              390,315          74
Selling, general and administrative expenses.......        99,210            21              110,589          21
Restructuring......................................           550             -                    -           -
Depreciation and amortization......................        44,382             9               71,253          14
                                                       ----------                         ----------
     Operating income (loss).......................     $  36,786             8%           $ (45,105)         (9)%
                                                       ==========                         ==========

REVENUES for the three and nine months ended September 30, 2002 decreased $12.0 million (9%) and $49.4 million (9%), respectively, as compared to revenues for the comparable periods in 2001. These declines were largely attributable to lower revenues at MSG Networks resulting from lower affiliate fees, a decline in advertising revenues, and the absence of broadcast rights fees for certain sports programming resulting primarily from the loss of telecast rights to New York Yankee games. Partially offsetting these declines were higher sales resulting from additional family shows at Radio City Music Hall, as well as a corporate facility rental in the third quarter of 2002 with no comparable rental in 2001. In addition, the lower revenues for the nine month period reflect the absence of Knicks playoff revenues, the absence of a touring show which ended in 2001, and fewer events at Madison Square Garden. These declines during the nine month period were partially offset by higher Knicks regular season revenues attributable to ticket price increases and the team's share of higher league-wide television revenue.

TECHNICAL AND OPERATING EXPENSES for the three months ended September 30, 2002 decreased $61.8 million (48%) over the same 2001 period. This decline is primarily attributable to a provision recorded in the third quarter of 2001 for certain player transactions, as well as lower contractual rights expense as Madison Square Garden's rights to telecast New York Yankee games ended at the conclusion of the 2001 baseball season. Partially offsetting these declines were increases in costs directly associated with the changes in revenues discussed above. Technical and operating expenses for the nine months ended September 30, 2002 decreased $93.6 million (24%) over the same 2001 period. This decline is primarily attributable to the impact of the items discussed above, as well as the reversal of a provision for luxury tax for the 2001/2002 Knicks season. Following the audit of all National Basketball Association (NBA) clubs, the NBA announced that there would be no luxury tax assessment for the 2001/2002 season. Accordingly, a credit was recorded in the second quarter of 2002 reflecting the reversal of prior provisions that had been recorded in anticipation of the tax assessment. These declines in technical and operating expenses also reflect lower Knicks team compensation and a provision recorded in the second quarter of 2001 for certain player transactions. These declines were partially offset by the absence of a $30 million credit recorded in the second quarter of 2001 as a result of the settlement of certain litigation with the New York Yankees, LP and by higher Rangers team salaries and higher theatrical development costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended September 30, 2002 increased $8.0 million (29%) as compared to the same 2001 period due to a $7.1 million increase in Madison Square Garden's proportionate share of the income/expense related to Cablevision's

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

stock plan and long-term incentive plan. Selling, general and administrative expenses for the nine months ended September 30, 2002, decreased $11.4 million (10%) as compared to the same 2001 period primarily due to the absence of a provision for severance recorded in the second quarter of 2001, as well as to a decline in legal and professional fees.

RESTRUCTURING CHARGES of $0.6 million for the nine months ended September 30, 2002 represent employee severance payments made in excess of amounts accrued.

DEPRECIATION AND AMORTIZATION EXPENSE for the three and nine months ended September 30, 2002 decreased $8.1 million (34%) and $26.9 million (38%), respectively, as compared to the same periods in 2001 due primarily to lower amortization expense relating to the implementation of Statement 142.

RETAIL ELECTRONICS

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to net revenues for the Company's retail electronics segment, Cablevision Electronics. These results exclude the results of the 26 stores closed or being closed in connection with the 2002 restructuring.

                                                                     Three Months Ended September 30,
                                                       -------------------------------------------------------------
                                                                   2002                            2001
                                                       ------------------------------  -----------------------------
                                                                         % of Net                        % of Net
                                                           Amount         Revenues         Amount         Revenues
                                                       --------------  --------------  --------------  -------------
                                                                          (DOLLARS IN THOUSANDS)
Revenues, net.......................................       $ 66,933        100%            $ 85,228         100%
Cost of sales.......................................         62,088         93               70,070          82
Selling, general and administrative expenses........         29,829         45               28,751          34
Restructuring charges...............................          3,211          5                    -           -
Depreciation and amortization.......................         19,606         29                6,022           7
                                                          ---------                       ---------
   Operating loss...................................       $(47,801)       (71)%           $(19,615)        (23)%
                                                          =========                       =========

                                                                     Nine Months Ended September 30,
                                                       -------------------------------------------------------------
                                                                   2002                            2001
                                                       ------------------------------  -----------------------------
                                                                         % of Net                        % of Net
                                                           Amount         Revenues         Amount         Revenues
                                                       --------------  --------------  --------------  -------------
                                                                          (DOLLARS IN THOUSANDS)
Revenues, net.......................................       $215,827        100%            $254,401         100%
Cost of sales.......................................        185,156         86              204,978          81
Selling, general and administrative expenses........         92,276         43               92,128          36
Restructuring charges...............................          3,211          1                    -           -
Depreciation and amortization.......................         25,218         12               17,308           7
                                                          ---------                        --------
   Operating loss...................................       $(90,034)       (42)%           $(60,013)        (24)%
                                                          =========                        ========

REVENUES for the three and nine months ended September 30, 2002 decreased $18.3 million (21%) and $38.6 million (15%) to approximately $66.9 million and $215.8 million, respectively, compared to revenues of approximately $85.2 million and $254.4 million for the three and nine months ended September 30, 2001, respectively. Comparable store sales accounted for $18.6 million and $41.0 million, respectively, of the decreases, partially offset by increases of

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

$0.3 million and $2.4 million, respectively, primarily attributable to the sale of merchandise at the distribution center.

COST OF SALES for the three and nine months ended September 30, 2002 amounted to approximately $62.1 million (93% of revenues) and $185.2 million (86% of revenues), respectively, compared to cost of sales of $70.1 million (82% of revenues) and $205.0 million (81% of revenues) for the three and nine months ended September 30, 2001, respectively. Such costs include the cost of merchandise sold, including freight costs incurred as well as certain occupancy and buying costs. The increases in cost of sales, as a percentage of revenues, are primarily attributable to an increase in the provision for repaired and returned merchandise.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES amounted to approximately $29.8 million and $92.3 million (45% and 43% of revenues) for the three and nine months ended September 30, 2002, respectively, and $28.8 million and $92.1 million (34% and 36% of revenues) for the three and nine months ended September 30, 2001, respectively. Selling, general and administrative expenses consist of retail store expenses (excluding certain store occupancy costs), salaries and commissions of store personnel, advertising expenses, operation of the distribution center and corporate support functions other than buying.

RESTRUCTURING CHARGES of $3.2 million for the three and nine months ended September 30, 2002 are comprised of $2.1 million relating to the 2001 restructuring and $1.1 million relating to the 2002 restructuring. Such charges include expenses associated with the elimination of positions, including severance and outplacement costs, and facility realignment.

DEPRECIATION AND AMORTIZATION EXPENSE amounted to approximately $19.6 million and $25.2 million (29% and 12% of revenues) for the three and nine months ended September 30, 2002, respectively, and $6.0 million and $17.3 million (each 7% of revenues) for the three and nine months ended September 30, 2001. The increases in 2002 are primarily the result of the write-off of certain capitalized software costs.

OPERATING ACTIVITIES

Net cash provided by operating activities amounted to $122.6 million for the nine months ended September 30, 2002 compared to $42.6 million for the nine months ended September 30, 2001. The 2002 net cash provided by operating activities consisted primarily of a net increase in cash of $396.6 million resulting from net income before depreciation, amortization and other non-cash items, partially offset by a net decrease in cash of $274.0 million resulting from changes in assets and liabilities.

The 2001 net cash provided by operating activities consisted primarily of an increase in cash resulting from changes in assets and liabilities of $96.2 million, partially offset by a net decrease in cash of $53.6 million resulting from a net loss before depreciation, amortization and other non-cash items.

INVESTING ACTIVITIES

Net cash used in investing activities for the nine months ended September 30, 2002 was $857.3 million compared to net cash provided by investing activities of $132.7 million for the

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

nine months ended September 30, 2001. The 2002 investing activities consisted of $831.7 million of capital expenditures and other net cash payments aggregating $25.6 million.

The 2001 investing activities consisted of net proceeds from the sale of cable assets and programming interests of $1,118.2 million, partially offset by $967.8 million of capital expenditures and other net cash payments of $17.7 million.

FINANCING ACTIVITIES

Net cash provided by financing activities amounted to $935.5 million for the nine months ended September 30, 2002 compared to $89.4 million for the nine months ended September 30, 2001. In 2002, the Company's financing activities consisted primarily of net proceeds from bank debt of $1,028.4 million, partially offset by net repayments of collateralized indebtedness of $54.8 million and other net cash payments of $38.1 million.

In 2001, the Company's financing activities consisted primarily of $1,549.4 millions of proceeds from collateralized indebtedness, $996.8 million from the issuance of senior notes, partially offset by net bank debt repayments of $2,390.5 million and other net cash payments of $66.3 million.

DISCONTINUED OPERATIONS

Net cash used in discontinued operations amounted to $2.6 million for the nine months ended September 30, 2002 compared to $1.7 million for the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

We have no operations independent of our subsidiaries, no borrowings and no securities outstanding other than our Cablevision NY Group Class A and Cablevision NY Group Class B common stock. The Rainbow Media Group Class A and Rainbow Media Group Class B tracking stocks were exchanged for shares of Cablevision NY Group common stock on August 20, 2002. We do not intend to pay dividends on any of our common stock in the foreseeable future; accordingly, we do not have cash needs independent of the needs of our subsidiaries.

Funding for our subsidiaries is generally obtained through separate financial arrangements made available to the Restricted Group (as later defined) and to our Rainbow, Madison Square Garden and Retail Electronics business segments.

The Restricted Group, which consists primarily of our cable television and high-speed data operations, is our principal borrower. The Restricted Group has historically raised funding via the issuance of public securities, including senior, subordinated and preferred stock issuances, as well as borrowings under its bank credit facility. The Restricted Group currently funds the requirements of: the Telecommunications Services business segment, certain Rainbow businesses which had been designated "Rainbow New York Group" entities under the previously existing tracking stock structure (specifically, MetroChannels and News12), R/L DBS, and our

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

investments in Northcoast Communications, LLC. The Restricted Group may also, from time to time, make other investments as permitted under its credit facility.

Rainbow, which comprises the Company's programming operations, is currently funded through cash from operations as well as through borrowings under a $400 million credit facility made available to Rainbow Media Group, LLC ("RMG LLC") and a $200 million credit facility made available to American Movie Classics and Bravo Company. Madison Square Garden's funding requirements are provided through cash from operations as well as borrowings under a $500 million credit facility made available to it. Cablevision Electronics' financing requirements are met with borrowings under an inventory-based credit facility with supplemental financing provided by the Restricted Group.

The following table presents selected historical results of continuing operations and other financial information related to the captioned financing groups or entities as of and for the nine months ended September 30, 2002.

                                                              Nine Months Ended September 30, 2002
                                              ---------------------------------------------------------------------
                                                                                    Interest           Capital
                                                 Revenues           AOCF*            Expense         Expenditures
                                              --------------    ---------------   --------------    ---------------
                                                                     (DOLLARS IN THOUSANDS)
Restricted Group..........................     $1,761,117          $754,539          $314,239            $591,610
Rainbow...................................        572,852            99,427            18,970             100,549
Madison Square Garden.....................        477,639            78,117             8,293              27,981
Retail Electronics........................        215,827           (62,433)            2,702              11,366
Other (including eliminations)............        (72,904)          (64,213)           42,137             100,172
                                              -----------         ---------         ---------           ---------
                                               $2,954,531          $805,437          $386,341            $831,678
                                              ===========         =========         =========           =========

----------
* For the Restricted Group, AOCF is as per the Restricted Group bank credit agreement definition. For all other groups, AOCF is defined as operating income (loss) before depreciation and amortization and excluding restructuring charges of $81,921, stock plan income of $50,584 and long-term incentive plan expenses of $15,992.

The following table summarizes our outstanding debt, present value of capital leases and redeemable preferred stock as of September 30, 2002:

                                                                 Restricted            Other
                                                                    Group              Entities          Total
                                                                --------------     ---------------   ---------------
                                                                              (DOLLARS IN THOUSANDS)
Senior Debt:
  Restricted Group bank debt................................      $ 1,731,220        $         -       $ 1,731,220
  Rainbow bank debt and capital leases......................                -            164,251           164,251
  MSG bank debt and capital leases..........................                -            168,150           168,150
  Retail Electronics bank debt and capital leases...........                -             39,859            39,859
  Other senior debt and capital leases......................           14,458             51,957            66,415
  Senior notes and debentures...............................        3,691,540                  -         3,691,540
  Collateralized indebtedness relating to stock monetization                -          1,221,453         1,221,453
Subordinated notes and debentures...........................          599,110                  -           599,110
                                                                 ------------      -------------      ------------
   Total debt...............................................        6,036,328          1,645,670         7,681,998
Redeemable preferred stock of CSC Holdings..................        1,544,294                  -         1,544,294
                                                                 ------------      -------------      ------------
   Total debt and redeemable preferred stock................      $ 7,580,622        $ 1,645,670       $ 9,226,292
                                                                 ============      =============      ============

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

RECENT EVENTS

On November 4, 2002, we announced an agreement for the sale of Rainbow Media Holdings' 80% interest in the Bravo programming service to NBC, a division of the General Electric Company, for $1 billion. The consideration is payable in General Electric stock and in 53.2 million shares of Cablevision NY Group Class A common stock held by NBC on a fully converted, fully diluted basis. The value of the Cablevision shares received will be determined based on the 20 day volume weighted average trading price of Cablevision shares for the 20 trading day period ending two days prior to closing, but subject to a minimum and maximum price of $8.43 and $12.64. The difference in value will be payable in General Electric common stock, which, based on the possible ranges of Cablevision stock prices, is expected to be a minimum value of $328 million and a maximum value of $552 million. We expect the closing to occur by year end 2002 and we intend to hedge and monetize the General Electric stock as soon as practicable following the closing of the transaction. The proceeds from the monetization will be initially utilized to reduce Restricted Group bank debt. The transaction is subject to receipt of regulatory and other customary approvals.

Upon the closing of the transaction, the existing AMC/Bravo and Rainbow Media Group credit facilities terminate by their terms and outstanding borrowings are required to be repaid. We intend to pursue replacement credit facilities as soon as practicable; however, no assurances as to our ability to obtain such facilities, or to obtain them on terms and conditions reasonably acceptable to us, can be provided.

On November 5, 2002, we announced that Quadrangle Capital Partners ("Quadrangle"), a private investment firm, would make a $75 million investment in a convertible preferred stock security to be issued by the Company. The security will have a 10% dividend requirement payable in additional shares of convertible preferred stock and will be convertible into Cablevision NY Group Class A common stock at $13.98 per share, a 30% premium to the average of our common stock closing prices for the 20 day period ending on November 11, 2002. Quadrangle may put the preferred stock to us at any time after six months from the closing at the greater of appraised and market value. We may elect to pay the put price, determined as of the date of the put notice from Quadrangle, in cash or in stock at a value equal to 110% of the put price. We will also have the right to call the security in certain circumstances. Quadrangle will receive registration rights with respect to any Cablevision NY Group Class A common stock received from the Company. In connection with the investment, Quadrangle will have the right to nominate one director to Cablevision's board of directors. Proceeds from the issuance of the security are expected to be initially used to reduce Restricted Group bank debt. The transaction is subject to negotiation of definitive documentation and receipt of regulatory approval.

RESTRICTED GROUP

As of September 30, 2002, our Restricted Group consisted of: CSC Holdings and all of its subsidiaries holding our cable operations, which encompassed approximately 3 million subscribers; the commercial telephone operations of Lightpath on Long Island, New York; and our consumer high-speed data operations, which encompassed approximately 680,000 subscribers as of September 30, 2002.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The Restricted Group's primary sources of liquidity have been cash flow from operations, its bank credit facility and its access to the capital markets as evidenced by its outstanding senior, senior subordinated and redeemable preferred stock issuances. In the future, we expect excess cash from Rainbow operations (after funding of its own operational requirements) will be available to the Restricted Group.

Currently, the Restricted Group has a $2.4 billion revolving credit facility in place with a group of banks. The facility matures on June 30, 2006, requires no interim commitment reductions, and permits maximum leverage of 6.75 times cash flow (as defined in the credit agreement) through March 31, 2004. As of November 7, 2002, the Restricted Group had outstanding borrowings under its credit facility of $1,853 million and outstanding letters of credit of $62.7 million, resulting in undrawn revolver commitments of $484.3 million. The Restricted Group's revolver contains certain covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring the Restricted Group to maintain certain financial ratios and restricting the permitted use of borrowed funds.

The Restricted Group's plant upgrade, combined with additional amounts required for the start up and operation of new businesses such as digital video services, internet protocol (IP) telephony, Lightpath's non-Long Island based commercial telephone business, and business high-speed data services create a net funding requirement. In addition, we expect that the Restricted Group will fund certain cash requirements of Cablevision Electronics and Rainbow NY Group, certain expenditures relating to the construction and launch by March 2003 of a direct broadcast satellite, for which R/L DBS plans to make vendor payments in 2002 totaling approximately $140 million, and certain investments in 2002 totaling approximately $100 million in Northcoast Communications, a wireless personal communications services business in which the Company has a 49.9% voting interest. We currently expect that the net funding and investment requirements for 2002 will be met with borrowings under the Restricted Group's existing bank credit facility and that the Restricted Group's available borrowing capacity under that facility will be sufficient to meet such requirements.

In August 2002, we announced a new operating plan and major restructuring designed to reduce expenses and improve overall liquidity. Under the plan, we will dispose of our motion picture theater business, have closed 26 retail electronics store locations, and are in the process of implementing a restructuring plan to (i) eliminate operating losses at the remaining 17 stores;
(ii) substantially reduce corporate overhead and divisional expense (primarily through the elimination of certain staff positions); and (iii) reduce capital expenditures, including a significant reduction in required digital set top box commitments. In connection with this plan, we recorded a restructuring charge in the third quarter of 2002 of approximately $80.0 million, $66.8 million of which is directly attributable to the Restricted Group and $9.8 million of which is included in discontinued operations. The Company expects to record an additional charge of between $10 million and $20 million in the fourth quarter, reflecting elements of the plan that have not yet been finalized.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The following table summarizes the 2002 restructuring charges:

                             Three Months Ended September 30, 2002          Nine Months Ended September 30, 2002
                         ---------------------------------------------  --------------------------------------------
                         Revisions to                                   Revisions to
                          2001 Plan       2002 Plan         Total        2001 Plan       2002 Plan        Total
                         -------------  --------------  --------------  -------------  --------------  -------------
                                                           (DOLLARS IN THOUSANDS)
Restricted Group........    $ 1,861       $ 66,817        $ 68,678        $ 5,776        $ 66,817        $ 72,593
Other Continuing
   Operations...........      5,389          3,389           8,778          5,939           3,389           9,328
                         ----------      ---------      ----------      ---------        --------       ---------
   Total Continuing
     Operations.........      7,250         70,206          77,456         11,715          70,206          81,921
                         ----------      ---------      ----------      ---------        --------       ---------
Discontinued Operations.     (2,187)         9,789           7,602         (2,187)          9,789           7,602
                         ----------      ---------      ----------      ---------        --------       ---------
                            $ 5,063       $ 79,995        $ 85,058        $ 9,528        $ 79,995        $ 89,523
                         ==========      =========      ==========      =========        ========       =========

We currently project Telecommunications Services segment funding requirements and availability under the Restricted Group credit facility resulting from the restructuring plan and including pro forma estimates for the impact of the Bravo sale and the Quadrangle investment, as discussed above under "Recent Events," to be as follows:

                                                                                          Years Ending December 31,
                                                                                        -----------------------------
                                                                                           2002             2003
                                                                                        ------------     ------------
                                                                                               (IN MILLIONS)
Opening $2,400 revolver availability................................................      $ 1,577          $   347
                                                                                        ---------        ---------

SOURCES OF FUNDS

Cash from operations - Telecommunications Services (1)..............................          955            1,160
                                                                                        ---------        ---------

USES OF FUNDS

Capital expenditures (2)............................................................       (1,091)            (725)
Interest and preferred dividends....................................................         (626)            (701)
Investments:
   Northcoast Communications (3)....................................................         (100)             (15)
   R/L DBS..........................................................................         (140)               *
   WIZ, Clearview, Rainbow NY Group.................................................         (162)             (15)
   Other (4)........................................................................         (230)              (8)
                                                                                        ---------        ---------
     Total uses.....................................................................       (2,349)          (1,464)
                                                                                        ---------        ---------

     Net uses.......................................................................       (1,394)            (304)
                                                                                        ---------        ---------

Ending revolver availability........................................................          183               43
                                                                                        ---------        ---------
Plus:  Rainbow cash/cash from operations (5)........................................           89                -
Plus:  Bravo Sale - Monetization Proceeds (6).......................................            -              300
Plus:  Quadrangle Investment........................................................           75                -
Less:  Projected 2003 Investment in R/L DBS (7) ....................................            -              (75)
                                                                                        ---------        ---------

Adjusted ending revolver availability...............................................      $   347          $   268
                                                                                        =========        =========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Notes:
*   See "Projected 2003 Investment in R/L DBS," in table and note 7 below.
(1) Does not include estimated 2002 restructuring charge; estimated cash payments related to this charge are included in "Uses of funds: Other," below.
(2) Projected capital expenditures for 2003 is the midpoint of an estimated $670 million to $780 million range.
(3) In 2003, represents minimum payment requirements for license maintenance and protection.
(4) For 2002, consists of the cash payment of the present value of interest payable related to the early termination of Adelphia Communications monetization contracts; the estimated cash impact of the 2001 and 2002 restructuring charges; initial payment under the August 2002 set top box vendor agreement; and other working capital and miscellaneous requirements. For 2003, consists of the estimated cash impact of the 2002 restructuring charges and other working capital and miscellaneous requirements, partially offset by the estimated proceeds from the sale of the Clearview theaters.
(5) Represents free cash flow generated by Rainbow operations available to the Restricted Group after the termination and required repayment of the Rainbow Media Group and AMC/Bravo credit facilities upon closing of the Bravo sale.
(6) The value of General Electric shares received is calculated assuming the maximum price at which Cablevision NY Group Class A common stock shares will be received, which is $12.64. The actual price at which Cablevision NY Group Class A common stock shares will be received will depend on the 20-day trailing volume-weighted average Cablevision NY Group Class A common stock price for the period ending two days prior to closing, subject to a minimum and maximum price of $8.43 and $12.64. If we receive Cablevision NY Group shares at $8.43, the projected monetization proceeds would increase by approximately $205 million to approximately $505 million.
(7) Represents the projected investment required to launch the satellite and protect and maintain the FCC licenses. Such investment is expected to be funded by proceeds from the pending transactions.

The following chart presents the Company's Telecommunications Services segment and corporate projected capital expenditures for 2002 and 2003.

                                                                  2002                       2003
                                                             -------------    ------------------------------------
                                                                                    Low                High
                                                                              ----------------    ----------------
                                                                                  (IN MILLIONS)
CONSUMER SERVICES
Support.................................................        $     87            $     50             $   70
Line Extension..........................................              22                  20                 25
Upgrade/Plant Rebuild...................................             252                 145                165
Scalable Infrastructure.................................             208                  40                 50
CUSTOMER RELATED
   Digital boxes........................................             195                 205                230
   Modem/VoIP boxes.....................................              23                  30                 35
   Installation.........................................              85                  60                 75
                                                             -----------         -----------         ----------
     Total Consumer Services............................             872                 550                650
Business Services.......................................             122                  80                 90
                                                             -----------         -----------         ----------
     Total Telecommunications Services..................             994                 630                740
Corporate...............................................              97                  40                 40
                                                             -----------         -----------         ----------
     Total Telecommunications Service and Corporate.....        $  1,091            $    670             $  780
                                                             ===========         ===========         ==========

The projected 2002 and 2003 capital expenditures, sources of funds and uses of funds may differ materially from the levels and amounts referred to above. Any shortfall in sources of funds and any funding requirements above currently projected levels would require additional funding. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on forward-looking statements in this Form 10-Q and the factors that may cause actual results or developments to differ materially from the forward looking statements contained or incorporated by reference herein.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

In 2003, we project a significantly reduced funding requirement in light of the improvements expected to be provided by our restructuring plan and believe we have adequate funding available through cash from operations, from both Telecommunications Services and Rainbow, and under our existing, committed bank credit facilities, or alternatively, as shown previously, from proceeds from pending transactions to fund our projected requirements through 2003. The plan contemplates no additional investment in Northcoast Communications, other than required payments to maintain and protect Northcoast Communications' FCC licenses in 2003. For R/L DBS, we may make a further investment of up to $75 million to complete and launch the satellite and to maintain and protect our FCC license, subject to approval by our board of directors. As shown previously, this $75 million investment is expected to be funded by proceeds from our pending transactions. Depending on the scope of our pursuit of a direct broadcast satellite business, significant additional funding to operate this satellite business may be required, although it is our intention to maintain the liquidity necessary to meet our projected funding requirements.

The Restricted Group's future access to the public debt markets and the cost of any future debt issuances are influenced by its credit ratings, which are provided by Moody's Investor Services and Standard & Poor's. Standard and Poor's recently lowered the ratings on the Restricted Group's outstanding securities and placed a negative outlook on the Restricted Group's ratings. Moody's continues to have our ratings on credit watch for a potential further downgrade. Further downgrades by either rating agency would further increase the Restricted Group's interest rate on new debt issuances and could adversely impact its ability to raise additional debt.

RAINBOW

Financing for Rainbow, which currently consists primarily of the Company's interest in five nationally distributed entertainment programming networks (American Movie Classics, Bravo, The Independent Film Channel, WE: Women's Entertainment, and MuchMusic), interests in certain regional sports networks, and Sterling Digital, has historically been provided by a combination of cash flow from operations, bank credit facilities, intercompany borrowings, sales of interests in programming entities, and, from time to time, by equity contributions from partners. Rainbow is currently funded through cash from operations, a $400 million credit facility made available to Rainbow Media Group, LLC and a $200 million credit facility made available to American Movie Classics and Bravo. In addition, the Rainbow NY Group operations (MetroChannels and News12) are currently funded by the Restricted Group; however, during 2003 we expect Rainbow to provide funding for these entities.

The RMG LLC credit facility is a $400 million revolving credit facility that was put in place on March 25, 2002 and matures on December 31, 2006 (in certain limited circumstances the maturity date may be accelerated to November 1, 2005). The facility requires commitment reductions beginning in the third quarter of 2004 and permits maximum leverage of 3.5 times cash flow (as defined, based on the cash flows of American Movie Classics, Bravo and The Independent Film Channel) through September 30, 2004. As of November 7, 2002, Rainbow Media Group had outstanding borrowings under its credit facility of $146.5 million, resulting in undrawn revolver commitments of $253.5 million. The RMG LLC facility contains certain covenants that may limit Rainbow Media Group's ability to utilize all of the undrawn funds

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

available thereunder, including covenants requiring the maintenance of certain financial ratios and restricting the permitted use of borrowed funds, and permits investments by Rainbow Media Group, subject to certain limitations, in other entities which may include the Restricted Group. Proceeds from the RMG LLC credit facility are not permitted to be invested in the American Movie Classics and/or Bravo partnerships. As discussed earlier, upon the closing of the sale of Rainbow Media Holdings' 80% interest in Bravo, this credit facility will terminate. We intend to pursue a replacement credit facility as soon as practicable; however, no assurances as to our ability to obtain such facility, or to obtain it on terms and conditions reasonably acceptable to us, can be provided.

The American Movie Classics/Bravo credit facility is a $200 million revolving credit facility that was put in place on March 25, 2002 and matures on December 31, 2006 (in certain limited circumstances the maturity date may be accelerated to November 1, 2005). The facility requires commitment reductions beginning in the third quarter of 2004 and permits maximum leverage of 2.0 times cash flow (as defined based on the cash flow of American Movie Classics, Bravo and The Independent Film Channel) through maturity. The facility amended and restated the previously existing American Movie Classics $200 million revolving credit facility. As of November 7, 2002, there were no outstanding borrowings under this credit facility. The revolver contains certain covenants that may limit American Movie Classics and Bravo's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of financial ratios and restricting the permitted use of borrowed funds. As discussed earlier, upon the closing of the sale of Rainbow Media Holdings' 80% interest in Bravo, this credit facility will terminate. We intend to pursue a replacement credit facility as soon as practicable; however, no assurances as to our ability to obtain such facility, or to obtain it on terms and conditions reasonably acceptable to us, can be provided.

Developmental activities of certain of Rainbow's businesses, including projected investments in new programming content and services such as the digital video programming services being developed by Sterling Digital, require funding. Such funding may be obtained through cash generated from other Rainbow operations or through borrowings under the RMG LLC credit facility (until its termination, coinciding with the closing of the Bravo transaction), or a potential successor facility. We believe we have sufficient availability from cash available at other Rainbow operations to fund these activities through 2003, however, we intend to pursue a replacement credit facility for RMG LLC.

Beginning on December 18, 2002, Fox Sports Networks has the ability under certain circumstances to exercise a right to put, at fair market value, its 40% interest in Regional Programming Partners, which includes the regional sports programming businesses, Madison Square Garden, and Metro Channels, to Rainbow Regional Holdings, a subsidiary of Rainbow Media Holdings. It also has the separate right to put its 50% interest in Fox Sports Net Chicago and Fox Sports Net Bay Area to the Regional Programming Partners' subsidiaries holding the interest in those businesses. These rights must be exercised within thirty days of December 18, 2002 and are not exercisable again until December 2005. Upon exercise, Rainbow Media Holdings and Fox Sports Network must determine the fair market value of Fox Sports Networks' interest in Regional Programming Partners, either through negotiation or through an independent appraisal process. Once the fair market value of the Fox Sports Networks' interest is

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

determined, Rainbow Media Holdings may elect to either (i) conduct an initial public offering ("IPO") of securities of Regional Programming Partners (and/or Fox Sports Net Chicago or Fox Sports Net Bay Area), or (ii) purchase Fox Sports Networks' interest in Regional Programming Partners (and/or Fox Sports Net Chicago or Fox Sport Net Bay Area) at the appraised fair market value of such interests. In the event that Rainbow Media Holdings elects to effect the IPO, such IPO must be consummated within 180 days of Fox Sports Networks' delivery of the put notice. If Rainbow Media Holdings elects to purchase Fox Sports Networks' interest(s), payment for such interest(s) may be made either, at Rainbow Media Holdings' election, (i) with shares of Cablevision common stock, valued at the then current market price (based on a 20 day trailing average), or
(ii) with a three-year bullet promissory note of the Rainbow Media Holdings' subsidiary that is a partner in Regional Programming Partners bearing interest at Prime plus 0.5% and secured by the Fox Sports Networks interest(s) purchased. Exercise of the put is within Fox's discretion and no assurances can be given that they will not do so.

MADISON SQUARE GARDEN

Madison Square Garden's primary source of liquidity has been cash flow from operations and its $500 million revolving credit facility. This facility matures on December 31, 2004, has no interim commitment reductions, and permits a maximum leverage of 4.25 times cash flow (as defined in the credit facility) through maturity. As of November 7, 2002, Madison Square Garden had outstanding debt and letters of credit of $130 million and $12.5 million, respectively, under this facility, resulting in undrawn funds of $357.5 million. Madison Square Garden experiences seasonality in its borrowings due to significant amounts received from advance ticket sales in the third quarter making that period its historically lowest borrowing point. Madison Square Garden's revolver contains certain covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring Madison Square Garden to maintain certain financial ratios and restricting the permitted use of borrowed funds.

The Company believes that through 2003, internally generated funds and funds available under Madison Square Garden's existing credit facility will be sufficient to meet its projected funding requirements; however, depending on the scope of entertainment projects, potential sports player transactions, levels of capital expenditures and cash flow from operations, Madison Square Garden may need to obtain an amendment to existing financial covenants under its bank credit facility, or, if such amendment could not be obtained, reduce discretionary spending and capital expenditures, and/or seek funding from its partners.

RETAIL ELECTRONICS

Cablevision Electronics' primary sources of liquidity have been funds from its bank credit facility and advances from CSC Holdings' Restricted Group. Cablevision Electronics currently has a $130 million credit facility, which matures in April 2003. Under the terms of the credit facility, the total amount of borrowing available to Cablevision Electronics is subject to an availability calculation based on a percentage of eligible inventory and compliance with all loan agreement covenants, including a minimum net worth covenant. On November 7, 2002, total outstanding debt under the credit facility was $36.5 million with no additional available funds. CSC Holdings' cash investment, including intercompany advances, in Cablevision Electronics

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

was approximately $536.7 million at November 7, 2002. Through November 7, 2002, Cablevision Electronics received other financial support from CSC Holdings in the form of guarantees and letters of credit of approximately $29.4 million.

For 2002, Cablevision Electronics will require additional financial support from CSC Holdings in respect of operating losses, capital expenditures and expenditures associated with its announced new business plan. For 2003, the Company anticipates its store closure program in connection with the restructuring to result in limited financial support from CSC Holdings and expects this support, plus funds available under Cablevision Electronics' credit facility, assuming the agreement can be renewed at maturity, will be sufficient to meet Cablevision Electronics' funding requirements. No assurances as to the Company's ability to renew or extend the facility or obtain support from other sources can be provided.

COMMITMENTS AND CONTINGENCIES

RESTRICTED GROUP

The Restricted Group's guarantees outstanding as of September 30, 2002 totaled $53.4 million, an increase of $16.8 million over the amount reported in our Annual Report on Form 10-K as of December 31, 2001. The increase is primarily attributable to an increase in the mark-to-market exposure under the guarantees issued in connection with the monetization of the Company's Charter Communications and Adelphia Communications common stocks in respect of potential early termination events. Such increase is a result of the declines in the prices of these common stocks during the period. The guarantee exposure is estimated as of a particular point in time by the financial institution counterparty and is based upon the current price of the underlying common stock and various other assumptions, including stock market volatility and prevailing interest rates; however, no amounts are payable under the guarantee unless an early termination event (as defined in the agreements) occurs. The guarantee exposure approximates the net sum of the fair value of the monetization indebtedness less the fair value of the underlying stock less the fair value of the equity collar.

In August 2002, the Company reached an agreement with its supplier of digital set top boxes which reduced the Company's purchase commitments for set top boxes from $378.5 million in 2002, $378.5 million in 2003, and $567.8 million in 2004 to a total remaining commitment of $87.5 million in 2002 and nothing thereafter and requires the Company to make certain other cash payments aggregating $50 million plus interest on a portion of such amount, with respect to, among other things, a license for certain software (valued at $17.5 million based on an independent appraisal). In connection with this agreement, CSC Holdings received a waiver from the lenders under its $2.4 billion credit facility. The Company recorded a restructuring charge of $32.5 million related to this agreement in the third quarter of 2002.

OBLIGATIONS UNDER DERIVATIVE CONTRACTS

To manage interest rate risk, the Company has entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

rates and/or convert fixed rate borrowings to variable rates to provide an economic hedge against the risk of higher borrowing costs in a declining interest rate environment. The Company does not enter into interest rate swap contracts for speculative or trading purposes and has only entered into transactions with counterparties that are investment grade rated. All of the Company's interest rate derivative contracts are entered into by CSC Holdings and are thus attributable to the Restricted Group; all such contracts are carried at their current fair market values (based on dealer quotes) on the Company's consolidated balance sheet, with changes in value reflected in the consolidated statement of operations.

As of September 30, 2002, the notional value of all such contracts was $600.0 million and the fair value of these derivative contracts was $14.4 million, a net receivable position. For the nine months ended September 30, 2002, the Company recorded a net gain on interest swap contracts of $25.6 million, as detailed in the table below:

           FAIR MARKET VALUE OF INTEREST RATE DERIVATIVE CONTRACTS (DOLLARS IN THOUSANDS)

           Fair market value as of September 30, 2002...............................................    $ 14,358
             Less:  fair market value as of December 31, 2001.......................................      17,320
                                                                                                      ----------
           Change in fair market value, net.........................................................      (2,962)
             Plus:  realized gain from cash interest income and swap terminations...................      28,572
                                                                                                      ----------
           Net gain on interest rate swap contracts.................................................    $ 25,610
                                                                                                      ==========

The Company has also entered into derivative contracts to hedge its equity price risk and monetize the value of its shares of AT&T, AT&T Wireless, Charter Communications, and Adelphia Communications common stock. These contracts, at maturity, are expected to offset negative changes in the fair value of these securities, while allowing for certain upside appreciation potential. In the event of an early termination of such contracts, however, the Company would be obligated to repay the fair value of the monetization indebtedness less the sum of the fair value of the underlying stock and the fair value of the equity collar, calculated at the termination date. The following table details the Company's estimated early termination exposure as of September 30, 2002:

                                                             AT&T
                                            AT&T           Wireless        Charter        Adelphia         Total
                                         ------------    ------------    -----------    -----------    -------------
                                                                   (DOLLARS IN MILLIONS)
Collateralized indebtedness (carrying
  value)...............................    $  718.9         $ 210.9        $  251.8         $ 39.9      $ 1,221.5
                                         ==========      ==========      ==========     ==========     ==========

Collateralized indebtedness (fair
  value estimate)......................    $ (783.6)        $(228.0)       $ (268.3)        $(39.9)     $(1,319.8)
Derivative contract ...................       314.4           174.1           204.5           36.9          729.9
Investment securities pledged as
  collateral ..........................       531.6            58.7            20.8              -          611.1
                                         ----------      ----------      ----------     ----------    -----------
  Net (shortfall)/excess...............        62.4             4.8           (43.0)          (3.0)          21.2
Value of prepaid swaps with
  cross-termination rights.............       (45.7)          (14.6)              -              -          (60.3)
                                         ----------      ----------      ----------     ----------     ----------
  Net (shortfall)/excess including
     prepaid swaps.....................    $   16.7         $  (9.8)       $  (43.0)        $ (3.0)     $   (39.1)
                                         ============    ==========      ==========     ==========     ==========

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The underlying stock and the equity collars are carried at fair market value on the Company's consolidated balance sheet and the monetization indebtedness is carried at its accreted value. At maturity, the contracts provide for the option to deliver cash or shares of Charter Communications, Adelphia Communications, or AT&T Wireless stock (as the case may be), with a value determined by reference to the applicable stock price at maturity. The terms of the AT&T transactions require cash settlement in an amount determined by reference to the AT&T stock price at maturity. The Company currently intends to generate the cash settlement amount through proceeds from the equity collar and/or a sale of the underlying common shares at maturity.

All of the Company's monetization transactions are obligations of wholly-owned subsidiaries that are not part of the Restricted Group; however, in the Adelphia Communications and Charter Communications transactions, CSC Holdings provided guarantees of the subsidiaries' ongoing interest expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements). The guarantee exposure approximates the net sum of the fair value of the monetization indebtedness less the fair value of the underlying stock less the fair value of the equity collar. All of the Company's equity derivative contracts are carried at their current fair market value on the Company's consolidated balance sheet (based on dealer quotes) with changes in value reflected in the consolidated statement of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings. As of September 30, 2002, the fair value of the Company's equity derivative contracts was $729.9 million, a net receivable position. For the nine months ended September 30, 2002, the Company recorded gains of $832.9 million on these contracts, consisting of a realized gain of $256.6 million on the Adelphia Communications contracts which were subject to early termination and a net unrealized gain on all other outstanding prepaid forward contracts of $576.4 million attributable to changes in market conditions during the period. The gains on derivative contracts offset a significant portion of the losses on the Company's holdings of the underlying stocks of $916.9 million for the nine months ended September 30, 2002, as shown in the following table:

           FAIR MARKET VALUE OF EQUITY DERIVATIVE CONTRACTS
           (DOLLARS IN THOUSANDS)

           REALIZED GAINS
           Fair market value of terminated contracts as of May 31, 2002.............................   $  353,450
             Less:  fair market value at December 31, 2001..........................................       96,874
                                                                                                      -----------
           Realized gain due to early termination, net..............................................      256,576
                                                                                                      -----------

           UNREALIZED GAINS
           Fair market value as of September 30, 2002...............................................      729,866
             Less:  fair market value at December 31, 2001..........................................      153,502
                                                                                                      -----------
           Unrealized gain due to changes in prevailing market conditions, net......................      576,364

                                                                                                      -----------
           Total gain for the period (realized and unrealized) ....................................    $  832,940
                                                                                                      ===========
           Unrealized loss on underlying stock positions due to changes in prevailing market
              conditions, net.......................................................................   $ (916,853)
                                                                                                      ===========

In 2001, in connection with the AT&T and AT&T Wireless monetization contracts, CSC Holdings entered into prepaid interest rate swaps with a notional contract value of $1,115.0 million. These contracts require CSC Holdings to pay floating rates of interest in

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

exchange for receipt of fixed rate payments, the net present value of which was paid to CSC Holdings at the inception of the transaction in a total cash amount of $239.3 million. Combined, the prepaid equity forward and prepaid interest rate swap transactions generated cash proceeds of approximately $1,788.7 million and such amount was applied towards the repayment of outstanding bank debt under CSC Holdings' revolving credit facility. These swaps have maturities in 2005 and 2006 that coincide with the related prepaid equity forward maturities. Certain contracts provide for early termination of the prepaid interest rate swap in the event of an early termination of the related prepaid equity forward.

All of the Company's prepaid interest rate swaps are carried at their current fair market values on the Company's consolidated balance sheet (based on dealer quotes) with changes in value reflected in the consolidated statement of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings. As of September 30, 2002, the fair value of the Company's prepaid interest rate derivative contracts was $119.7 million, a net liability position. For the nine months ended September 30, 2002, the Company recorded a net gain on such derivative contracts of $85.7 million as detailed below:

           FAIR MARKET VALUE OF PREPAID INTEREST RATE DERIVATIVE CONTRACTS (DOLLARS IN THOUSANDS)


           Fair market value as of September 30, 2002...............................................    $(119,716)
             Less:  fair market value at December 31, 2001..........................................     (226,295)
                                                                                                      -----------
           Unrealized gain due to changes in prevailing market conditions, net......................      106,579
             Plus:  realized loss resulting from net cash payments..................................      (20,892)
                                                                                                      -----------
           Net gain on prepaid interest rate swap contracts.........................................    $  85,687
                                                                                                      ===========

RELATED PARTY TRANSACTIONS

We hold a 49.9% voting interest and certain preferential distribution rights in Northcoast Communications. Northcoast Communications holds licenses to provide wireless personal communications services ("PCS") in 56 markets, including New York City, Boston, Minneapolis and Cleveland and commenced commercial service in Cleveland (which accounts for approximately 5% of Northcoast Communications' total "Points of Presence" or "POPs" covered by its licenses) in April 2001. Northcoast Communications is controlled by John Dolan, a nephew of Charles F. Dolan and a cousin of James L. Dolan, the Company's Chairman and Chief Executive Officer, respectively. The operations of Northcoast Communications are not consolidated with those of the Company.

As of September 30, 2002, Northcoast Communications had $61.1 million in notes payable to the FCC for the acquisition of the PCS licenses acquired during 1997. In addition, a wholly owned subsidiary of Northcoast Communications, Cleveland PCS, LLC, had $68.4 million in vendor financing outstanding under a stand-alone $75 million facility obtained in connection with the launch of commercial service in Cleveland. Additional funding for Northcoast Communications has been provided by the Restricted Group, which as of September 30, 2002 amounted to $217.7 million (comprised of contributions directly to Northcoast Communications as well as loans to Northcoast PCS, LLC, the other member in Northcoast Communications), in addition to certain unpaid general and administrative charges from the Company amounting to approximately $4.5 million at September 30, 2002.

                CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

We currently anticipate that we will invest up to approximately $100 million in Northcoast Communications in 2002 (of which $65.0 million had been invested as of September 30, 2002) which will be used to fund the buildout of Northcoast Communications' PCS licenses in accordance with FCC minimum buildout requirements, FCC debt service and certain operating expenses. At this time, we have no plans to fund any additional market launches. The FCC minimum buildout requirements required Northcoast Communications to certify to the FCC by June 27, 2002 that it had met certain construction benchmarks in the markets in which it is licensed in order to avoid forfeiture of the licenses. Northcoast Communications has met these requirements in all of its 49 originally licensed markets.

We also provide certain management services to Northcoast Communications, subject to the direction and control of Northcoast Communications, for which we receive an annual fee plus reimbursement of cost and expenses. For the nine months ended September 30, 2002, we recorded management fees of $1.7 million, which, together with previous management fees and interest thereon, aggregated $16.5 million and were unpaid as of September 30, 2002.

CLEVELAND FINANCING

Vendor financing for Northcoast Communications' Cleveland operation consists of the $75 million credit facility at Cleveland PCS, LLC. This facility has no recourse to us or to Northcoast Communications, other than pursuant to a pledge by Northcoast Communications of the stock of Cleveland PCS and a guarantee of the payment by Northcoast Communications and Cablevision of the FCC indebtedness of the Cleveland PCS subsidiary which holds the Cleveland license which, as of September 30, 2002, had an outstanding balance of $2.9 million. As of September 30, 2002, Cleveland PCS was in default of the terms of this credit facility and had received notice of commitment termination and acceleration from the lender. Northcoast Communications has invested $5.8 million of the $217.7 million invested by Cablevision in Northcoast Communications in Cleveland PCS at September 30, 2002 and was owed $0.2 million by Cleveland PCS for general and administrative charges at September 30, 2002.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                 September 30,        December 31,
                                                                                      2002                2001
                                                                                ----------------    -----------------
                                                                                  (unaudited)
ASSETS

Current Assets:

   Cash and cash equivalents................................................      $   306,136         $   107,990
   Accounts receivable trade (less allowance for doubtful accounts of
     $51,072 and $31,217)...................................................          309,039             334,933
   Notes and other receivables, current.....................................           76,734              73,399
   Inventory, prepaid expenses and other current assets.....................          159,115             222,665
   Feature film inventory, net..............................................           91,532              71,248
   Assets held for sale.....................................................           64,745               2,564
   Advances to affiliates...................................................           14,331             120,691
   Derivative contracts, current............................................           10,536               5,378
                                                                                -------------       -------------
     Total current assets...................................................        1,032,168             938,868

Property, plant and equipment, net..........................................        4,364,534           4,022,368
Investments in affiliates...................................................           67,275              78,710
Advances to affiliates, long-term...........................................          160,787              94,087
Investment securities available-for-sale....................................               56                 158
Investment securities pledged as collateral.................................          611,038           1,527,890
Other investments...........................................................           19,279              20,483
Notes and other receivables.................................................           90,806              71,424
Derivative contracts........................................................          733,687             262,317
Other assets................................................................           46,158              20,871
Assets held for sale, long-term.............................................                -              68,705
Long-term feature film inventory, net.......................................          392,087             344,949
Deferred income taxes.......................................................           28,605                   -
Deferred carriage fees, net.................................................          171,591             178,836
Franchises, net of accumulated amortization of $1,138 and $971,481..........          732,416             732,313
Affiliation, broadcast and other agreements, net of accumulated amortization
   of $271,120 and $235,182.................................................          224,823             167,104
Excess costs over fair value of net assets acquired and other intangible
   assets, net of accumulated amortization of $16,893 and $813,510..........        1,512,148           1,574,515
Deferred financing, acquisition and other costs, net of accumulated
   amortization of $43,944 and $60,151......................................          115,560             113,202
                                                                                -------------       -------------
                                                                                  $10,303,018         $10,216,800
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

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (continued)

                                                                                 September 30,        December 31,
                                                                                     2002                 2001
                                                                                ----------------    -----------------
                                                                                  (unaudited)
LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Current Liabilities:

   Accounts payable........................................................      $    313,647        $    454,285
   Accrued liabilities.....................................................           833,319             943,759
   Accounts payable to affiliates..........................................            73,510              57,282
   Feature film and contract obligations...................................            84,365              64,759
   Liabilities held for sale...............................................            13,494              15,258
   Current portion of bank debt............................................            43,975               3,694
   Current portion of capital lease obligations............................            22,829              30,334
                                                                                -------------       -------------
     Total current liabilities.............................................         1,385,139           1,569,371

Feature film and contract obligations, long-term...........................           340,622             315,560
Deferred revenue...........................................................           185,762             137,228
Deferred tax liability.....................................................                 -              66,622
Liabilities under derivative contracts.....................................           119,716             226,295
Other long-term liabilities................................................           195,279             145,545
Liabilities held for sale, long-term.......................................                 -               4,759
Bank debt, long-term.......................................................         2,029,500           1,041,347
Collateralized indebtedness................................................         1,221,453           1,572,372
Senior notes and debentures................................................         3,691,540           3,690,845
Subordinated notes and debentures .........................................           599,110             599,054
Capital lease obligations, long-term.......................................            73,591              73,905
                                                                                -------------       -------------
   Total liabilities.......................................................         9,841,712           9,442,903
                                                                                -------------       -------------
Minority interests.........................................................           859,138             864,947
                                                                                -------------       -------------
Series H Redeemable Exchangeable Preferred Stock...........................           434,181             434,181
                                                                                -------------       -------------
Series M Redeemable Exchangeable Preferred Stock...........................         1,110,113           1,110,113
                                                                                -------------       -------------
Commitments and contingencies

Stockholder's deficiency:
   Series A Cumulative Convertible Preferred Stock, 200,000 shares authorized,
     none issued...........................................................                 -                   -
   Series B Cumulative Convertible Preferred Stock, 200,000 shares
     authorized, none issued...............................................                 -                   -
   8% Series D Cumulative Preferred Stock, $.01 par value, 112,500 shares
     authorized, none issued ($100 per share liquidation preference).......                 -                   -
   Common Stock, $.01 par value, 10,000,000 shares authorized, 5,000,000
     shares issued.........................................................                50                  50
   Paid-in capital.........................................................         1,090,504             969,981

   Accumulated deficit.....................................................        (3,032,680)         (2,605,375)
                                                                                -------------       -------------
   Total stockholder's deficiency..........................................        (1,942,126)         (1,635,344)
                                                                                -------------       -------------
                                                                                 $ 10,303,018        $ 10,216,800
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
                                   (Unaudited)

                                                    Nine Months Ended                      Three Months Ended
                                                      September 30,                          September 30,
                                            ----------------------------------     -----------------------------------
                                                 2002               2001                2002                2001
                                            ---------------    ---------------     ----------------    ---------------
Revenues, net (including retail
   electronics sales of $215,827,
   $254,401, $66,933 and $85,228).......       $2,954,531         $2,842,158          $  951,087          $  911,542
                                            -------------      -------------       -------------       -------------

Operating expenses:
   Technical and operating..............        1,165,723          1,182,088             369,327             385,069
   Retail electronics cost of sales.....          185,156            204,978              62,088              70,070
   Selling, general and administrative..          763,623            752,539             234,169             231,415
   Restructuring charges................           81,921                  -              77,456                   -
   Depreciation and amortization........          651,993            739,481             229,738             264,281
                                            -------------      -------------       -------------       -------------
                                                2,848,416          2,879,086             972,778             950,835
                                            -------------      -------------       -------------       -------------

     Operating income (loss)............          106,115            (36,928)            (21,691)            (39,293)
                                            -------------      -------------       -------------       -------------
Other income (expense):
   Interest expense.....................         (386,341)          (407,304)           (131,116)           (139,125)
   Interest income......................           22,333             11,910               7,676               2,795
   Equity in net loss of affiliates.....          (28,813)           (31,274)             (6,568)            (19,931)
   Gain on sale of cable assets and
     programming interests, net.........                -          2,178,088                   -                   8
   Write-off of deferred financing costs             (620)           (14,043)                  -                   -
   Impairment charges on investments....           (4,970)              (347)             (4,757)                (36)
   Gain (loss) on investments, net......         (916,833)           (81,460)              8,555            (271,203)
   Gain on derivative contracts, net....          944,237            355,805             126,162             368,826
   Loss on early extinguishment of debt.          (17,237)                 -                   -                   -
   Minority interests...................          (45,069)          (195,965)            (10,365)             23,179
   Miscellaneous, net...................          (10,243)            (7,599)             (1,829)             (1,521)
                                            -------------      -------------       -------------       -------------
                                                 (443,556)         1,807,811             (12,242)            (37,008)
                                            -------------      -------------       -------------       -------------
Income (loss) from continuing operations
   before income taxes and dividend
   requirements.........................         (337,441)         1,770,883             (33,933)            (76,301)

   Income tax benefit (expense).........           75,752           (333,984)             25,764              49,514
                                            -------------      -------------       -------------       -------------

Income (loss) from continuing operations
   before dividend requirements.........         (261,689)         1,436,899              (8,169)            (26,787)

   Dividend requirements applicable to
     preferred stock....................         (130,887)          (130,887)            (43,629)            (43,629)
                                            -------------      -------------       -------------       -------------

Income (loss) from continuing operations         (392,576)         1,306,012             (51,798)            (70,416)
Loss from discontinued operations, net of
   taxes................................          (34,729)           (16,710)            (27,724)             (6,647)
                                            -------------      -------------       -------------       -------------
Net income (loss) applicable to common
   shareholder..........................       $ (427,305)        $1,289,302          $  (79,522)         $  (77,063)
                                            =============      =============       =============       =============

                            See accompanying notes to
                  condensed consolidated financial statements.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2002 and 2001
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                     2002               2001
                                                                                  -----------       ------------
Cash flows from operating activities:
   Income (loss) from continuing operations................................       $  (261,689)      $  1,436,899
   Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
     Depreciation and amortization.........................................           651,993            739,481
     Equity in net loss of affiliates......................................            28,813             31,274
     Minority interests....................................................            45,069            195,965
     Gain on sale of cable assets and programming interests, net...........                 -         (2,178,088)
     Unrealized loss on investments, net...................................           916,833             81,460
     Impairment charges on investments.....................................             4,970                347
     Write-off of deferred financing costs.................................               620             14,043
     Unrealized gain on derivative contracts...............................          (679,981)          (355,805)
     Realized gain on derivative contracts.................................          (256,576)                 -
     Loss on early extinguishment of debt..................................            17,237                  -
     Amortization of deferred financing, discounts on indebtedness and other
       deferred costs......................................................            52,133             18,517
     Loss on sale of equipment.............................................             6,660                742
     Tax benefit from exercise of stock options............................             1,418             92,529
   Changes in assets and liabilities, net of effects of acquisitions and
     dispositions..........................................................          (271,787)           105,290
                                                                                  -----------       ------------
     Net cash provided by operating activities.............................           255,713            182,654
                                                                                  -----------       ------------
Cash flows from investing activities:
   Net proceeds from sale of cable assets and programming interests........                 -          1,118,153
   Capital expenditures....................................................          (831,678)          (967,811)
   Proceeds from sale of equipment.........................................             1,392              1,740
   (Increase) decrease in investment securities and other investments......             1,204            (19,745)
   Additions to intangible assets..........................................              (359)              (303)
   (Increase) decrease in investments in affiliates, net...................           (27,879)               662
                                                                                  -----------       ------------
     Net cash provided by (used in) investing activities...................          (857,320)           132,696
                                                                                  -----------       ------------
Cash flows from financing activities:
   Proceeds from bank debt.................................................         1,867,235          2,641,879
   Repayment of bank debt..................................................          (838,801)        (5,032,378)
   Issuance of senior notes................................................                 -            996,790
   Net proceeds from (repayment of) collateralized indebtedness............           (54,813)         1,549,411
   Preferred stock dividends...............................................          (130,887)          (130,887)
   Payments on capital lease obligations and other debt....................           (24,565)           (29,928)
   Additions to deferred financing and other costs.........................           (15,796)           (45,473)
                                                                                  -----------       ------------
     Net cash provided by (used in) financing activities...................           802,373            (50,586)
                                                                                  -----------       ------------

Net increase in cash and cash equivalents from continuing operations.......           200,766            264,764

Net cash used in discontinued operations...................................            (2,620)            (1,742)

Cash and cash equivalents at beginning of year.............................           107,990             37,940
                                                                                  -----------       ------------
Cash and cash equivalents at end of period.................................       $   306,136       $    300,962
                                                                                  ===========       ============

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

NOTE 2.  RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The financial statements as of and for the three and nine months ended September 30, 2002 and 2001 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2002.

NOTE 3.  RECLASSIFICATIONS

Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

NOTE 4.  INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is not presented since the Company is a wholly owned subsidiary of Cablevision Systems Corporation ("Cablevision").

NOTE 5.  CASH FLOWS

For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

During the nine months ended September 30, 2002 and 2001, the Company's non-cash investing and financing activities and other supplemental data were as follows:

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                    ----------------------------------
                                                                                        2002                 2001
                                                                                    --------------      --------------
Non-Cash Investing and Financing Activities:
   Capital lease obligations...................................................      $  16,746            $    1,525
   Receipt of marketable securities in connection with the sale of cable assets              -               893,500
   Issuance of RMG Class A and CNYG Class A common stock in exchange for a portion
     of NBC's interest in Rainbow Media Holdings...............................        114,888               110,610

Supplemental Data:
   Cash interest paid - continuing operations..................................        383,373               383,876
   Cash interest paid - discontinued operations................................          6,744                 2,388
   Income taxes paid (refunded), net...........................................        (24,225)               36,936

NOTE 6.  EXCHANGE OF RAINBOW MEDIA GROUP COMMON STOCK

In August 2002, Cablevision's board of directors approved the exchange of Rainbow Media Group common stock for shares of Cablevision NY Group common stock pursuant to the terms of Cablevision's certificate of incorporation. Each share of Rainbow Media Group common stock was exchanged for 1.19093 shares of Cablevision NY Group common stock on August 20, 2002. Fractional shares were paid in cash. From and after the date of the exchange, all rights of holders of shares of Rainbow Media Group common stock ceased except for the right, upon surrender of the certificates representing their shares of Rainbow Media Group common stock, to receive the shares of Cablevision NY Group common stock for which their shares of Rainbow Media Group common stock were exchanged, together with any fractional payment as provided above, without interest.

NOTE 7.  NET ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

In connection with the 2002 restructuring discussed in Note 14, the Company plans to sell its motion picture theater business. The assets and liabilities attributable to the motion picture theater business have been classified in the consolidated balance sheets as assets and liabilities held for sale and consist of the following:

                                                                                   September 30,        December 31,
                                                                                       2002                 2001
                                                                                  ---------------      --------------
Accounts receivable..........................................................        $     518           $      875
Other current assets.........................................................            1,227                1,689
Property and equipment.......................................................           50,929               55,358
Other long-term assets.......................................................            1,641                2,895
Intangible assets............................................................           10,430               10,452
                                                                                    ----------          -----------
  Total assets held for sale.................................................        $  64,745           $   71,269
                                                                                    ==========          ===========

Accounts payable and accrued expenses........................................        $   7,428           $   14,238
Deferred revenue.............................................................              538                1,020
Other long-term liabilities..................................................            5,528                4,759
                                                                                    ----------          -----------
  Total liabilities held for sale............................................        $  13,494           $   20,017
                                                                                    ==========          ===========

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

The operations of the motion picture theater business, including a net reversal of previously recorded restructuring charges of $1,877, have been classified as discontinued operations, net of taxes, in the consolidated statements of operations for all periods presented.

In addition, the results of operations of the retail electronics stores closed or to be closed in the fourth quarter of 2002, including restructuring charges of $9,479 and the write-off of certain fixed assets of $24,452, have been reported in discontinued operations, net of taxes in the consolidated statements of operations for all periods presented.

Operating results of discontinued operations are summarized as follows:

                             Nine Months Ended September 30, 2002          Nine Months Ended September 30, 2001
                         ---------------------------------------------  --------------------------------------------
                                           Retail                                         Retail
                           Theaters      Electronics        Total         Theaters      Electronics       Total
                         -------------  --------------  --------------  -------------  --------------  -------------
Revenues, net...........    $ 64,589      $ 191,462       $ 256,051       $   57,227     $  206,569      $ 263,796
                         ===========    ===========     ===========     ============    ===========      =========
Loss before income tax
   benefit..............    $ (2,819)      $(57,059)      $ (59,878)      $  (15,304)    $  (13,506)     $ (28,810)
Income tax benefit......       1,184         23,965          25,149            6,427          5,673         12,100
                         -----------    -----------     -----------     ------------    -----------      ---------
Net loss................    $ (1,635)      $(33,094)      $ (34,729)      $   (8,877)    $   (7,833)     $ (16,710)
                         ===========    ===========     ===========     ============    ===========      =========

                            Three Months Ended September 30, 2002          Three Months Ended September 30, 2001
                         ---------------------------------------------  --------------------------------------------
                                           Retail                                         Retail
                           Theaters      Electronics        Total         Theaters      Electronics       Total
                         -------------  --------------  --------------  -------------  --------------  -------------
Revenues, net...........   $   23,099       $ 68,670        $ 91,769      $ 20,668       $ 68,672        $ 89,340
                          ===========      =========      ==========     =========      =========       =========
Income (loss) before
   income tax benefit
   (expense)............   $      157       $(47,956)       $(47,799)     $ (5,127)      $ (6,333)       $(11,460)
Income tax benefit
   (expense)............          (66)        20,141          20,075         2,153          2,660           4,813
                          -----------      ---------      ----------     ---------      ---------       ---------
Net income (loss).......   $       91       $(27,815)       $(27,724)     $ (2,974)      $ (3,673)       $ (6,647)
                          ===========      =========      ==========     =========      =========       =========

NOTE 8.  TRANSACTIONS

In March 2002, Rainbow Media Holdings, Inc., a subsidiary of the Company acquired Loral Space and Communications, Ltd.'s 50% interest in R/L DBS Company, LLC for a purchase price of up to a present value of $33,000 payable only from a percentage of future revenues of R/L DBS' business, if any, or from any future sale of all or part of the interests in or assets of R/L DBS. This purchase increased Rainbow Media Holdings' ownership of R/L DBS to 100%. R/L DBS' results are consolidated with those of the Company as of the date of acquisition.

Through June 30, 2002, NBC-Rainbow Holding, Inc. had exchanged a 5.0% interest in Rainbow Media Holdings equity securities for 9,968,988 shares of Rainbow Media Group Class A common stock of Cablevision (valued at $98,514). The Rainbow Media Group common stock was exchanged for 11,872,367 shares of Cablevision NY Group Class A common stock on August 20, 2002. In September 2002, NBC exchanged a 0.7% interest in Rainbow Media

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

Holdings equity securities for 1,647,266 shares of Cablevision NY Group Class A common stock of Cablevision (valued at $16,374). The acquisitions of the 5.7% and the 3.1% minority interest in 2002 and 2001, respectively, were accounted for as purchases. The excess of the purchase price over the net book value of assets acquired of approximately $149,060 was allocated to the specific assets acquired, in 2002, based upon an independent appraisal as follows:

                                                                                         Useful
                                                                                          Life
                                                                                     ---------------
Property and equipment..............................................................    10 years       $      744
                                                                                                      ===========

AMORTIZED INTANGIBLE ASSETS

   Affiliation agreements...........................................................    10 years       $   82,715
   Broadcast rights.................................................................    10 years           10,941
   Other intangibles................................................................ 7 to 10 years         19,912
                                                                                                      -----------
                                                                                                       $  113,568
                                                                                                      ===========
UNAMORTIZED INTANGIBLE ASSETS
   Excess costs over the fair value of net assets acquired..........................                   $   34,748
                                                                                                      ===========

NOTE 9.  RECENTLY ADOPTED ACCOUNTING STANDARDS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. In connection with the adoption of Statement 142, the Company ceased the amortization of goodwill and intangible assets that were determined to have an indefinite useful life and that had been acquired in a purchase business combination. The Company did not record any impairment charges in connection with the implementation of Statement 142.

Summarized below is pro forma net income (loss) for the three and nine months ended September 30, 2001 as adjusted for amortization expense that is no longer recorded in accordance with Statement 142.

                                               For the Nine Months Ended            For the Three Months Ended
                                                     September 30,                         September 30,
                                          ------------------------------------  ------------------------------------
                                                2002               2001               2002               2001
                                          -----------------  -----------------  -----------------  -----------------
Net income (loss) as reported...........      $(427,305)        $1,289,302           $(79,522)          $(77,063)
   Goodwill and franchise amortization,
     net of taxes.......................              -            125,562                  -             49,752
                                          -------------      -------------      -------------      -------------
Adjusted net income (loss)..............      $(427,305)        $1,414,864           $(79,522)          $(27,311)
                                          =============      =============      =============      =============

Effective January 1, 2002, the Company adopted Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both Statement 121 and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions of Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). The provisions of Statement 144 have been applied to the planned sale of the Company's theater business and the closing of certain retail electronics stores.

Effective January 1, 2002, the Company adopted the provisions of the FASB's Emerging Issues Task Force, EITF No. 01-09, "Accounting for the Consideration Given by a Vendor to a Customer or a Reseller of the Vendors' Products." EITF No. 01-09 stipulates the criteria to be met in determining the financial statement classification of customer incentives (which includes deferred carriage fees) as either a reduction of revenue or an operating expense. Upon adoption, the Company reclassified the amortization of its deferred carriage fees as a reduction to revenues, net. This reclassification has been made for the comparable 2001 periods. The amortization of the deferred carriage fees shown on the balance sheet was previously included in operating expenses, which were correspondingly reduced.

In April 2002, the FASB issued Statement 145, Rescission of Statements No. 4, 44 and 64, Amendment of Statement No. 13, and Technical Corrections. Statement 145, among other things, rescinds Statement 4, which required all gain and losses from the extinguishment of debt to be classified as an extraordinary item and amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. The Company adopted Statement 145 effective July 1, 2002. The adoption of this statement had no impact on the Company's consolidated financial statements.

In June 2002, Statement 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. The provisions of this Statement are required to be adopted for all exit and disposal activities initiated after December 31, 2002.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

NOTE 10. INTANGIBLE ASSETS

The following table summarizes information relating to the Company's acquired intangible assets at September 30, 2002.

GROSS CARRYING AMOUNT OF AMORTIZED INTANGIBLE ASSETS
   Franchises.................................................................................... $       1,706
   Affiliation agreements........................................................................       350,863
   Broadcast rights..............................................................................       102,154
   Player contracts..............................................................................        42,926
   Other intangibles.............................................................................       195,868
                                                                                                  -------------
                                                                                                        693,517
                                                                                                  -------------
ACCUMULATED AMORTIZATION
   Franchises....................................................................................         1,138
   Affiliation agreements........................................................................       184,828
   Broadcast rights..............................................................................        50,343
   Player contracts..............................................................................        35,949
   Other intangibles.............................................................................        37,196
                                                                                                  -------------
                                                                                                        309,454
                                                                                                  -------------
UNAMORTIZED INTANGIBLE ASSETS
   Franchises....................................................................................       731,848
   Excess costs over the fair value of net assets acquired.......................................     1,353,476
                                                                                                  -------------
                                                                                                      2,085,324
                                                                                                  -------------

Total intangibles................................................................................ $   2,469,387
                                                                                                  =============
AGGREGATE AMORTIZATION EXPENSE
   Nine months ended September 30, 2002.......................................................... $      40,388

ESTIMATED AMORTIZATION EXPENSE
   Year ending December 31, 2002.................................................................        54,244
   Year ending December 31, 2003.................................................................        53,785
   Year ending December 31, 2004.................................................................        42,464
   Year ending December 31, 2005.................................................................        29,937
   Year ending December 31, 2006.................................................................        26,374

The changes in the carrying amount of excess costs over the fair value of net assets acquired for the nine months ended September 30, 2002 are as follows:

                                           Tele-                                                         Total
                                      communications        MSG          Rainbow         Other          Company
                                      ----------------  -------------- -------------- -------------  ---------------
EXCESS COSTS OVER THE FAIR VALUE OF
   NET ASSETS ACQUIRED
Balance as of December 31, 2001......    $  206,971       $1,078,646      $143,509    $        -      $ 1,429,126
   Excess costs over the fair value
     of net assets acquired, net of
     taxes...........................             -                -        (5,964)        2,409           (3,555)
   Reclassification as a result of
     independent appraisal...........             -                -       (72,095)            -          (72,095)
                                      -------------     ------------   -----------    ----------     ------------
Balance as of September 30, 2002.....    $  206,971       $1,078,646      $ 65,450    $    2,409      $ 1,353,476
                                      =============     ============   ===========    ==========     ============

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

NOTE 11. DEBT

In March 2002, Rainbow Media Group, LLC, a wholly owned subsidiary of Rainbow Media Holdings, entered into a $400,000 revolving credit facility with a group of banks which matures on December 31, 2006 (in certain limited circumstances the maturity date may be accelerated to November 1, 2005). The facility requires commitment reductions beginning in the third quarter of 2004. This revolving credit facility contains certain financial covenants that may limit Rainbow Media Group's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of certain financial ratios and restricting the permitted uses of borrowed funds. See Note 18.

In March 2002, American Movie Classics Company and Bravo Company, subsidiaries of Rainbow Media Holdings, entered into a $200,000 revolving credit facility with a group of banks. The facility matures on December 31, 2006 (in certain limited circumstances the maturity date may be accelerated to November 1, 2005) and requires commitment reductions beginning in the third quarter of 2004. The facility amended and restated the previously existing American Movie Classics $200,000 revolving credit facility. The American Movie Classics/Bravo revolving credit facility contains certain financial covenants that may limit the ability of American Movie Classics/Bravo to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of certain financial ratios and restricting the permitted uses of borrowed funds. See Note 18.

NOTE 12. COLLATERALIZED INDEBTEDNESS AND DERIVATIVE CONTRACTS

In May 2002, due to certain events relating to Adelphia Communications Corporation, the Company received early termination notices from its bank counterparties pursuant to certain monetization contracts covering 9.79 million shares of Adelphia Communications common stock. As a result, the Company was required to repay the related collateralized indebtedness prior to maturity, net of the benefit of the related prepaid equity forward contracts in a significant gain position. The Company made cash payments aggregating $54,813, representing the difference between the redemption value of the collateralized indebtedness and the fair market value of the prepaid equity forward contracts as of the early termination date, and 9.79 million shares of Adelphia Communications common stock that were held as collateral were returned to the Company. In connection with the early termination, the Company recognized a loss of $17,237, representing the difference between the carrying value and the redemption value of the collateralized indebtedness, which is reflected as a loss on the early extinguishment of debt in the accompanying consolidated statement of operations.

NOTE 13. INCOME TAXES

Prior to June 29, 2002, the operations of the Company were included in two consolidated federal income tax returns; one consolidated return included the telecommunications and retail operations, and the second consolidated return included all companies owned by Rainbow Media Holdings.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

In connection with the exchange of equity securities by NBC described in Note 8, the Company recorded a deferred tax liability of approximately $45,000 in accordance with the purchase method of accounting. Pursuant to such exchange, the Company will begin to file one consolidated federal income tax return effective June 29, 2002. As a result of the consolidation of Rainbow Media Holdings for federal tax purposes, the valuation allowance and excess costs over the fair value of net assets acquired were reduced by approximately $74,900.

Tax rules impose restrictions on the ability of the companies to utilize each others' tax attributes. Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly.

The income tax benefit attributable to continuing operations for the nine months ended September 30, 2002 of $75,752 differs from the income tax benefit derived from applying the statutory rate principally due to an increase in the valuation allowance of approximately $59,200.

NOTE 14. RESTRUCTURING

In December 2001, the Company recorded restructuring charges of $56,442 (including $3,500 for discontinued operations) which included expenses of approximately $21,018 (including $2,313 for discontinued operations) associated with the elimination of approximately 600 positions, primarily in corporate, administrative and infrastructure functions across various business units of the Company, and estimated expenses of approximately $35,424 (including $1,187 for discontinued operations) associated with facility realignment and other related costs. The following table summarizes the accrued restructuring liability at September 30, 2002 for continuing operations.

                                                                                      Facility
                                                                   Employee          Realignment
                                                                  Severance        and Other Costs          Total
                                                                 -------------     -----------------     ------------
Balance at December 31, 2001...................................   $  18,705           $  34,237            $ 52,942
  Additional Charges...........................................       4,733               6,983              11,716
  Payments.....................................................     (17,368)             (5,847)            (23,215)
                                                                 ----------        ------------          ----------
Balance at September 30, 2002..................................   $   6,070           $  35,373            $ 41,443
                                                                 ==========        ============          ==========

In August 2002, the Company announced a new operating plan and restructuring which includes the disposition of its motion picture theater business, the closing of 26 retail electronics store locations, the elimination of certain staff positions, and the reduction of capital expenditures. Additionally, the Company reached an agreement with its supplier of set top boxes which reduced the Company's purchase commitments for set top boxes from $378,500 in 2002, $378,500 in 2003, and $567,750 in 2004 to a total remaining commitment of $87,500 in 2002 and nothing thereafter and requires the Company to make certain other cash payments aggregating $50,000 plus interest on a portion of such amount with respect to, among other things, a license for certain software (valued at $17,500 based on an independent appraisal). In connection with this agreement, CSC Holdings received a waiver from the lenders under its

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

$2.4 billion credit facility. In connection with this plan, the Company recorded restructuring charges, included in accrued liabilities and other long-term liabilities, of $70,206 which include $18,493 associated with the elimination of approximately 1,280 positions, $19,213 associated with facility realignment and other related costs and $32,500 associated with the reduction in required digital set top box commitments.

The results of operations of the retail electronic stores closed or to be closed including restructuring charges of $9,479, of which $2,353 is associated with the elimination of 1,120 positions and $7,126 is associated with the early termination of facility lease agreements, have been reported in discontinued operations, net of taxes in the consolidated statements of operations for all periods presented.

NOTE 15. SEGMENT INFORMATION

The Company's reportable segments are strategic business units that are managed separately. The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income or loss before depreciation and amortization, stock plan income or expense, long-term incentive plan income or expense and restructuring charges).

                                                       Nine Months Ended                    Three Months Ended
                                                         September 30,                         September 30,
                                                ---------------------------------    ---------------------------------
                                                     2002              2001              2002               2001
                                                ---------------    --------------    --------------    ---------------
REVENUES, NET FROM CONTINUING OPERATIONS
Telecommunications Services.................      $ 1,801,764         $1,688,434         $ 605,254         $ 572,431
Rainbow.....................................          572,852            494,204           199,545           165,305
Madison Square Garden.......................          477,639            527,052           116,738           128,747
Retail Electronics..........................          215,827            254,401            66,933            85,228
All Other...................................                -                200                 -                 -
Eliminations................................         (113,551)          (122,133)          (37,383)          (40,169)
                                                -------------     --------------    --------------    --------------
   Total....................................      $ 2,954,531         $2,842,158         $ 951,087         $ 911,542
                                                =============     ==============    ==============    ==============

ADJUSTED OPERATING CASH FLOW FROM CONTINUING
   OPERATIONS
Telecommunications Services.................      $   715,751         $  671,032         $ 253,694         $ 232,954
Rainbow.....................................           99,427             53,983            44,074            21,276
Madison Square Garden.......................           78,117             22,676            16,487           (32,404)
Retail Electronics..........................          (62,433)           (44,095)          (25,021)          (14,481)
All Other...................................          (25,425)           (42,865)            5,644           (17,862)
                                                -------------     --------------    --------------    --------------
   Total....................................      $   805,437         $  660,731         $ 294,878         $ 189,483
                                                =============     ==============    ==============    ==============

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:

                                                        Nine Months Ended                   Three Months Ended
                                                          September 30,                       September 30,
                                                ---------------------------------    ---------------------------------
                                                     2002              2001               2002              2001
                                                ---------------   ---------------    --------------    ---------------
REVENUE, NET FROM CONTINUING OPERATIONS
Total revenue for reportable segments........     $ 3,068,082        $ 2,964,091         $  988,470        $  951,711
Other revenue and intersegment eliminations..        (113,551)          (121,933)           (37,383)          (40,169)
                                                -------------     --------------     --------------    --------------
   Total consolidated revenue................     $ 2,954,531        $ 2,842,158         $  951,087        $  911,542
                                                =============     ==============     ==============    ==============

ADJUSTED OPERATING CASH FLOW TO INCOME (LOSS)
   FROM CONTINUING OPERATIONS BEFORE INCOME
   TAXES AND DIVIDEND REQUIREMENTS

Total adjusted operating cash flow for
   reportable segments.......................     $   830,862        $   703,596          $ 289,234        $  207,345
Other adjusted operating cash flow (deficit).         (25,425)           (42,865)             5,644           (17,862)
Items excluded from adjusted operating cash
   flow:
   Depreciation and amortization.............        (651,993)          (739,481)          (229,738)         (264,281)
   Stock plan income (expense)...............          50,584             61,466             (5,197)           42,196
   Long-term incentive plan expense..........         (15,992)           (19,644)            (4,178)           (6,691)
   Restructuring charges.....................         (81,921)                 -            (77,456)                -
   Interest expense..........................        (386,341)          (407,304)          (131,116)         (139,125)
   Interest income...........................          22,333             11,910              7,676             2,795
   Equity in net loss of affiliates..........         (28,813)           (31,274)            (6,568)          (19,931)
   Gain on sale of cable assets and
     programming interests, net..............               -          2,178,088                  -                 8
   Write-off of deferred financing costs.....            (620)           (14,043)                 -                 -
   Impairment charges on investments.........          (4,970)              (347)            (4,757)              (36)
   Gain (loss) on investments, net...........        (916,833)           (81,460)             8,555          (271,203)
   Gain on derivative contracts, net.........         944,237            355,805            126,162           368,826
   Loss on early extinguishment of debt......         (17,237)                 -                  -                 -
   Minority interests........................         (45,069)          (195,965)           (10,365)           23,179
   Miscellaneous, net........................         (10,243)            (7,599)            (1,829)           (1,521)
                                                -------------     --------------     --------------    --------------
     Income (loss) from continuing operations
       before income taxes and dividend
       requirements..........................     $  (337,441)       $ 1,770,883         $  (33,933)       $  (76,301)
                                                =============     ==============     ==============    ==============

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

NOTE 16. LEGAL MATTERS

On April 29, 2002, Yankees Entertainment & Sports Network, LLC (the "YES Network") filed a complaint and, on September 24, 2002, an amended complaint against the Company in the United States District Court, Southern District of New York. The lawsuit arises from the failure of the YES Network and the Company to reach agreement on the carriage of programming of the YES Network (primarily New York Yankees baseball games and New Jersey Nets basketball games) on the Company's cable television systems. The amended complaint alleges a variety of anticompetitive acts and seeks declaratory judgments as to violations of laws, treble damages and injunctive relief, including an injunction requiring the Company to carry the YES Network on its cable television systems. The Company believes that the claims set forth in the complaint are without merit and intends to contest vigorously the lawsuit.

In August 2002, purported class actions naming as defendants Cablevision and each of its directors were filed in the Delaware Chancery Court. The actions, which allege breach of fiduciary duties and breach of contract with respect to the exchange of the Rainbow Media Group tracking stock for Cablevision NY Group common stock, were purportedly brought on behalf of all holders of publicly traded shares of Rainbow Media Group tracking stock. The actions seek to (i) enjoin the exchange of Rainbow Media Group tracking stock for Cablevision NY Group common stock, (ii) enjoin any sales of "Rainbow Media Group" assets, or, in the alternative, award rescissory damages, (iii) if the exchange is completed, rescind it or award recissory damages, (iv) award compensatory damages, and (v) award costs and disbursements. The actions were consolidated into one action on September 17, 2002, and on October 3, 2002, the Company filed a motion to dismiss the consolidated action. The Company believes the claims are without merit and intends to contest vigorously the lawsuit.

NOTE 17. OTHER MATTERS

In January 2001, the Company completed the sale of its cable television systems in Boston and eastern Massachusetts to AT&T Corporation in exchange for AT&T's cable television systems in certain northern New York suburbs, shares of AT&T common stock and a cash payment. The sales agreements with AT&T provided both parties with certain post closing adjustments to the purchase price following agreement on those adjustments between the parties, or, in the event no agreement was reached, that the post closing adjustment issues would be resolved by third party experts whose determination would be binding. The Company believes the amount of any negotiated settlement or expert determination of the parties' respective claims will not be material to the Company.

As of September 30, 2002, Northcoast Communications, LLC, a 49.9% owned unconsolidated subsidiary of the Company, had $61,100 in notes payable to the FCC for the acquisition of the PCS licenses acquired during 1997. In addition, a wholly owned subsidiary of Northcoast Communications, Cleveland PCS, LLC, had $68,400 in vendor financing outstanding under a stand-alone $75,000 facility obtained in connection with the launch of commercial service in Cleveland. Additional funding for Northcoast Communications has been provided by the Company through the Restricted Group which as of September 30, 2002 totaled $217,700

                       CSC HOLDINGS, INC. AND SUBSIDIARIES
         (a wholly-owned subsidiary of Cablevision Systems Corporation)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

(comprised of contributions directly to Northcoast Communications as well as loans to Northcoast PCS, LLC, the other member in Northcoast Communications), in addition to certain unpaid general and administrative charges from the Company amounting to approximately $4,486 at September 30, 2002.

Vendor financing for Northcoast Communications' Cleveland operation consists of the $75,000 credit facility at Cleveland PCS, LLC. This facility has no recourse to Cablevision or to Northcoast Communications, other than pursuant to a pledge by Northcoast Communications of the stock of Cleveland PCS and a guarantee of the payment by Northcoast Communications and Cablevision of the FCC indebtedness of the Cleveland PCS subsidiary which holds the Cleveland license which, as of September 30, 2002, had an outstanding balance of $2,850. As of September 30, 2002, Cleveland PCS was in default of the terms of this credit facility and had received notice of commitment termination and acceleration from the lender. Northcoast Communications has invested $5,814 of the $217,700 invested by Cablevision in Northcoast Communications in Cleveland PCS at September 30, 2002 and was owed $247 by Cleveland PCS for general and administrative charges at September 30, 2002.

NOTE 18. SUBSEQUENT EVENTS

In November 2002, the Company reached an agreement with NBC for the sale of Rainbow Media Holdings' 80% interest in the Bravo programming service for $1.0 billion payable in General Electric Company common stock and 53.2 million shares of Cablevision NY Group Class A common stock (21.8 million shares of Cablevision NY Group Class A common stock currently held by NBC and 31.4 million shares of Cablevision NY Group Class A common stock issuable upon the conversion of shares of Rainbow Media Holdings common stock held by NBC). The transaction is subject to receipt of regulatory and other customary approvals. The Company expects to record a gain in connection with this transaction.

Upon the closing of the sale of the Bravo programming service, the American Movie Classics/Bravo and Rainbow Media Group, LLC credit facilities will terminate by their terms and outstanding borrowings will be required to be repaid. See Note 11.

In November 2002, Quadrangle Capital Partners LP, a private investment firm that invests in media and communications companies, agreed to invest $75,000, subject to execution of definitive documentation, in the Company. Quadrangle's investment will be in the form of preferred stock convertible into Cablevision NY Group Class A common stock. The transaction is subject to receipt of regulatory approval.

                       CSC HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The operations of CSC Holdings are identical to the operations of Cablevision, except for dividends attributable to the preferred stock of CSC Holdings which have been reported in minority interests in the consolidated financial statements of Cablevision. Refer to Cablevision's Management's Discussion and Analysis of Financial Condition and Results of Operations filed as part of this document.