Form 10-K
period 2002-12-31
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS INC
filed 2003-03-31
CIK 1053112, 784681

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from to                                      to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.
1-14764	Cablevision Systems Corporation Delaware 1111 Stewart Avenue Bethpage, NY 11714 (516) 803-2300	11-3415180
1-9046	CSC Holdings, Inc. Delaware 1111 Stewart Avenue Bethpage, NY 11714 (516) 803-2300	11-2776686
Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Name of each Exchange on which Registered:
Cablevision Systems Corporation
Cablevision NY Group Class A Common Stock	New York Stock Exchange
CSC Holdings, Inc.	None
Securities registered pursuant to Section 12(g) of the Act:
Cablevision Systems Corporation	None
CSC Holdings, Inc.	None

        Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Cablevision Systems Corporation	Yes ☒ No ☐
CSC Holdings, Inc.	Yes ☒ No ☐

        Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Cablevision Systems Corporation	Yes ☒ No ☐
CSC Holdings, Inc.	Yes ☒ No ☐

        Aggregate market value of voting stock held by nonaffiliates of Cablevision Systems Corporation based on the closing price at which such stock was sold on the New York Stock Exchange on June 28, 2002: $1,855,738,564.

Number of shares of common stock outstanding as of March 14, 2003:

Cablevision NY Group Class A Common Stock—	212,988,993
Cablevision NY Group Class B Common Stock—	67,242,427
CSC Holdings, Inc. Common Stock—	5,000,000

        Documents incorporated by reference—The Registrants intend to file with the Securities and Exchange Commission, not later than 120 days after the close of their fiscal year, a definitive proxy statement or an amendment to this report containing the information required to be disclosed under Part III of Form 10-K under cover of Form 10-K/A.

TABLE OF CONTENTS

				Page
Part I	Item	1.	Business.	2
		2.	Properties.	24
		3.	Legal Proceedings.	25
		4.	Submission of Matters to a Vote of Security Holders.	25
Part II
		5.	Market for the Registrants' Common Equity and Related Stockholder Matters.	26
		6.	Selected Financial Data.	28
		7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	32
		7A.	Quantitative and Qualitative Disclosures About Market Risk.	65
		8.	Financial Statements and Supplementary Data.	67
		9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	67
Part III
		10.	Directors and Executive Officers of the Registrant.	*
		11.	Executive Compensation.	*
		12.	Security Ownership of Certain Beneficial Owners and Management.	*
		13.	Certain Relationships and Related Transactions.	*
		14.	Controls and Procedures	68
Part IV
		15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.	68

PART I

Item 1. Business

        This combined Annual Report on Form 10-K is separately filed by Cablevision Systems Corporation and CSC Holdings, Inc.

Cablevision Systems Corporation

        Cablevision Systems Corporation is a Delaware corporation which was organized in 1997. Cablevision's only asset is all of the outstanding common stock of CSC Holdings.

CSC Holdings

        CSC Holdings is a Delaware corporation which was organized in 1985 and is one of the largest cable operators in the United States. We also have investments in cable programming networks, entertainment businesses and telecommunications companies. As of December 31, 2002, we served about 2.96 million cable television subscribers in and around the New York City metropolitan area, making us the sixth largest cable operator in the United States based on the number of subscribers. Through our wholly-owned subsidiary, Rainbow Media Holdings, Inc., we own interests in and manage numerous national and regional programming networks, the Madison Square Garden sports and entertainment business and cable television advertising sales companies. Through Cablevision Lightpath, Inc., our wholly-owned subsidiary, we provide switched telephone services and high-speed Internet access to the business market. We also own or have interests in a number of other businesses and companies that include Clearview Cinemas (a chain of 57 movie theaters) and Northcoast Communications, LLC (a wireless personal communications services business).

        The following businesses and interests owned by Cablevision are concentrated primarily in the New York metropolitan area:

  •
  the cable television business, including the high-speed data and residential telephone businesses,
  •
  the commercial telephone and high-speed data services operations of Lightpath,
  •
  the New York metropolitan area sports and entertainment business, including Madison Square Garden, professional sports teams, Radio City Music Hall, MSG Network and Fox Sports Net New York,
  •
  the motion picture theater business of CCG Holdings, Inc., doing business as Clearview Cinemas,
  •
  the MetroChannels, which feature local sports, news, educational and other programming in the New York City metropolitan area,
  •
  News 12 Networks, a regional news business in the New York City metropolitan area, and
  •
  the advertising sales representation business.

        Following are the Company's national and regional (outside the New York metropolitan area) programming assets and investments which are held by Rainbow Media Holdings:

  •
  the interests in four nationally distributed 24-hour entertainment programming networks:

  •
  AMC (80%),

  •
  The Independent Film Channel (80%),

  •
  WE: Women's Entertainment (80%), and

  •
  MuchMusic USA (100%),

  •
  the 60% ownership interest in the following regional sports networks owned by Regional Programming Partners, both of which Rainbow Media Holdings manages under the Fox Sports Net name:

  •
  Fox Sports Net Florida, and

  •
  Fox Sports Net Ohio,

  •
  the 30% ownership interest in the following regional sports networks owned by Regional Programming Partners, all of which Rainbow Media Holdings manages under the Fox Sports Net name:

  •
  Fox Sports Net Chicago,

  •
  Fox Sports Net Bay Area, and

  •
  Fox Sports Net New England,

  •
  the 50% ownership interest in National Sports Partners, which owns and distributes Fox Sports Net,

  •
  the 50% ownership interest in National Advertising Partners, which provides national advertising representation services to all of the Fox Sports Net regional sports networks,

  •
  Rainbow Network Communications, a full service network programming origination and distribution company, and

  •
  Sterling Digital LLC, which operates Mag Rack, a company that develops new niche audience programming.

In addition, the Company owns the following assets:

  •
  common stock of Charter Communications, Inc. received in September 2000 upon the sale of the Kalamazoo, Michigan cable television systems,

  •
  common stock of Adelphia Communications Corporation received in November 2000 upon the sale of the cable television systems in the greater Cleveland, Ohio metropolitan area,

  •
  common stock of AT&T Corp. received in January 2001 upon the sale of cable television systems in Boston and eastern Massachusetts, the AT&T Wireless Services, Inc. common stock received in July 2001 in a stock distribution by AT&T, and the Comcast Corporation common stock received in November 2002 as a result of the AT&T Broadband and Comcast merger,

  •
  common stock of General Electric Company received in December 2002 upon the sale of our interest in the Bravo programming service,

  •
  certain direct broadcast satellite assets, and

  •
  the interest in Northcoast Communications, a wireless personal communications services business.

Tracking Stock

        In March 2001, we created and distributed to our stockholders one share of our Rainbow Media Group tracking stock for every two outstanding shares of Cablevision common stock and redesignated each share of Cablevision common stock into one share of our Cablevision NY Group common stock. The Rainbow Media Group Class A tracking stock traded on the New York Stock Exchange ("NYSE") under the symbol "RMG" and the redesignated Cablevision NY Group Class A common stock continued to trade on the NYSE under the symbol "CVC". The Rainbow Media Group tracking stock was intended to reflect the separate economic performance of certain of the businesses and interests of

Rainbow Media Holdings, including its national and selected regional programming assets. Cablevision NY Group common stock was intended to reflect the performance of our assets and businesses not attributed to the Rainbow Media Group.

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

The Holding Company Reorganization

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

Telecommunications Services

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

        As of December 31, 2002, our cable television systems served approximately 2,963,000 subscribers, primarily in and around the New York City metropolitan area.

        The following table sets forth certain statistical data regarding our cable television and high-speed data services operations as of the dates indicated.

	As of December 31,
	2002	2001	2000
Cable:
Homes passed by cable (1)	4,369,000	4,337,000	4,698,000
Basic cable service subscribers	2,963,000	3,008,000	3,193,000
Basic cable service subscribers as a percentage of homes passed	67.8%	69.4%	68.0%
Number of premium cable television units	6,462,000	7,100,000	7,767,000
Average number of premium cable units per basic subscriber at period end	2.2	2.4	2.4
Average monthly revenue per basic cable subscriber (2)	$51.28	$49.11	$46.57
High-Speed Data:
Homes released (3)	3,696,000	2,975,000	2,000,000
Customers	770,100	506,700	238,500
Customers as a percentage of homes released	20.8%	17.0%	11.9%

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

(3)
Homes released are homes in areas that can be served by our high-speed data service. Homes in additional areas are being released as we complete our cable plant upgrade and add other necessary equipment to support the high-speed data business in those new areas. Homes released do not include multiple dwelling units passed by the cable plant that are not connected to it.

        The Company's cable television systems are concentrated in and around the New York City metropolitan area. We believe that these systems comprise the largest metropolitan cluster of cable television systems under common ownership in the United States (measured by number of subscribers).

Subscriber Rates and Services; Marketing and Sales

        Our cable television systems offer a package of services, generally marketed as "Family Cable", which includes, among other programming, news, information and entertainment channels such as CNN, CNBC, ESPN and MTV. For additional charges, our cable television systems provide certain premium services such as HBO, Showtime, The Movie Channel, Starz and Cinemax, which may be purchased either individually or in combinations or in tiers.

        In addition, our cable television systems offer a basic package ("Broadcast Basic") which includes broadcast network local affiliates, local independent stations and public, educational or governmental channels and certain leased access channels.

        We have a branded product offering called "Optimum TV", which packages all of the channels on Family Cable as well as all of the premium networks available on our cable television systems at discounted prices. Optimum TV includes the Broadcast Basic service noted above, as well as all of the premium a la carte programming available on the cable system, grouped into premium packages some of which include digital programming. Optimum TV also includes additional pay-per-view channels that offer movies and sporting events on a transactional basis.

        In addition, we offer premium services on an individual basis and as components of different "tiers". Successive tiers include additional premium services for additional charges that reflect discounts from the charges for such services if purchased individually. For example, in most of our cable television systems, subscribers may elect to purchase Family Cable plus one, two or three premium services with declining incremental costs for each successive tier.

        We began the rollout of our digital cable service, branded "iO: Interactive Optimum", in September 2001. Our digital cable services include a mix of additional cable television programming, interactive services and multiple channels of commercial-free digital music as well as enhanced picture quality and CD quality sound. Digital cable programming and services include:

  •
  additional cable channels only available to digital subscribers,

  •
  additional channels including multiple channels ("multiplexes") of HBO, Showtime and other premium services,

  •
  access to video on demand and subscription video on demand programming for all digital customers,

  •
  Mag Rack, "magazine rack" channels offering content for niche audiences, and

  •
  interactive services including news, sports, weather, traffic, email and MSG Game Director, which allows subscribers to select camera angles to watch New York Knicks and New York Rangers home games.

        iO: Interactive Optimum is available to over 3.4 million of the 4.4 million homes passed.

        Since our existing cable television systems are substantially fully built, our sales efforts are primarily directed toward increasing penetration and revenues in our franchise areas. We market our cable television services through in-person selling, as well as telemarketing, direct mail advertising, promotional campaigns and local media and newspaper advertising.

        Certain services and equipment (converters supplied to subscribers) provided by substantially all of our cable television systems are subject to regulation. See "Regulation—Cable Television."

System Capacity

        We are engaged in an ongoing effort to upgrade the technical capabilities of our cable plant and to increase channel capacity for the delivery of additional programming and new services. Our cable television systems have a minimum capacity of 42 channels. Currently 98% of our homes are served by at least 77 channels and 95% of the total plant is 750 MHz capable two-way interactive. As a result of ongoing upgrades, we expect that by December 2003, 100% of our subscribers will be served by systems having a capacity of at least 77 channels and 100% of the total plant will be 750 MHz capable two-way interactive. All of the system upgrades either completed or underway will utilize fiber optic cable.

Programming

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

Franchises

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

        Franchise agreements are usually for a term of ten to fifteen years from the date of grant, although some renewals have been for shorter terms, generally between five and ten years in length. Some of the franchises grant us an option to renew upon expiration of the initial term. Seven of our ten largest franchises expire between 2007 and 2010. Of the other three, two have expired and one expires in November 2003. One of the two expired franchises has been approved by the local franchising authority and is pending confirmation by the New York State Public Service Commission.

        In situations where franchises have expired or not been renewed, we operate under temporary authority granted by the state cable television regulatory agencies, while negotiating renewal terms with franchising authorities. The Cable Communications Policy Act of 1984 and the Cable Television Consumer Protection and Competition Act of 1992 provide significant procedural protections for cable operators seeking renewal of their franchises. See "Regulation—Cable Television." In connection with a renewal, a franchise authority may impose different and more stringent terms. We are currently operating under temporary authority in two of our ten largest franchises.

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

        In January 2001, we completed the sale of our cable television systems in Boston and eastern Massachusetts (which served approximately 362,000 subscribers on the closing date) to AT&T in exchange for AT&T's cable television systems in certain northern New York suburbs (which served approximately 130,000 subscribers on the closing date), shares of AT&T stock valued at approximately $893.5 million at closing and approximately $289.9 million in cash.

        The stock received in the transactions described above was monetized through the execution of prepaid forward contracts. See "Liquidity and Capital Resources."

High-Speed Data Services

        We provide residential high-speed data services in most of the greater New York City metropolitan area. High-speed data services are provided to customers through a cable modem device that we provide.

        The high-speed data service, marketed as "Optimum Online", served approximately 770,100 subscribers at December 31, 2002 for an overall penetration rate of 20.8% of homes released. Homes released are homes that can be serviced by our high-speed data service. We believe that our high-speed data service penetration has been driven, in part, by a large number of customers installing the necessary equipment without the need for a service call. Cable modems provided may include a self-installation kit that is designed to enable customers to install the cable modem without the need for a service call.

Telephony and Other Information Services

        Through Lightpath, a competitive local exchange carrier, we provide telecommunications services to the business market in the greater New York City metropolitan area. Lightpath provides a full range of switched services, private line and advanced networking features, including broadband access. As of December 31, 2002, Lightpath serviced over 1,505 buildings with approximately 146,200 access lines.

        As of December 31, 2002, we provided residential telephone services to approximately 12,240 subscribers in Long Island, New York and parts of southern Connecticut.

        The Company has launched Optimum Voice, Voice over Internet Protocol technology on a limited basis and plans to continue launching that product throughout 2003. Optimum Voice is a feature of our Optimum Online service.

Theaters

        Clearview Cinemas operates 57 motion picture theaters containing 275 screens in the New York metropolitan area, after the closure of one theater and the sale of one theater in 2002 in the New York metropolitan area. The theaters were acquired in December 1998 through 1999, as a result of the acquisition of all of the outstanding shares of stock of Clearview Cinema Group, Inc. and the acquisition of certain theaters from Loews Cineplex Entertainment Corporation. At December 31, 2002, the theaters are classified as held for sale, reflecting the Company's announcement, in the third quarter of 2002, of its intention to exit the motion picture theater exhibition business.

The WIZ

        At December 31, 2002, The WIZ, an electronics retailer selling primarily video and audio equipment, home office equipment, compact disks and other pre-recorded music, digital video disks, and VHS video and other pre-recorded movies, had 17 stores in the New York City metropolitan area. In March 2003, the Company transferred the stock of its subsidiary, Cablevision Electronics Investments, Inc. which owned The WIZ stores to GBO Electronics Acquisition, LLC, reflecting the Company's decision to exit the retail electronics business.

Personal Communications Service

        CSC Holdings holds a 49.9% interest, and certain preferential distribution rights, in Northcoast Communications. Northcoast Communications holds certain licenses to conduct a personal communications service business. CSC Holdings has contributed an aggregate of approximately $229.7 million as of December 31, 2002 to Northcoast Communications (either directly or through loans to Northcoast PCS, LLC, the other member in Northcoast Communications). In December 2002, Northcoast Communications entered into an agreement to sell its spectrum licenses covering 50 U.S.

markets to Verizon Wireless for approximately $750 million in cash. Of the gross proceeds, a portion will be used to retire the Northcoast Communications FCC related debt of approximately $60 million at December 31, 2002. The balance of the proceeds will be distributed to Northcoast Communications' partners. Cablevision plans to use its share, approximately $635 million, to repay bank debt. The transaction is expected to close in the second quarter of 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions."

Other Investments

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

        In December 2000, the FCC granted an extension to R/L DBS' construction permit relating to the direct broadcast satellite frequencies held by R/L DBS. The extension required the launch of a satellite by March 29, 2003 and commencement of service offerings by not later than December 29, 2003, with specified six month interim construction milestones, non-compliance with which would result in the forfeiture of the construction permit. R/L DBS has entered into an agreement with a satellite manufacturer for the construction of a satellite. The contract with the manufacturer permits R/L DBS to terminate the contract at its option prior to May 2003 and receive a refund of a portion of amounts paid through the date of such termination. In March 2003, R/L DBS requested an extension of the launch date of a direct broadcast satellite to August 31, 2003 due to the satellite manufacturer's need for additional time for scheduling and testing of the launch vehicle for the satellite.

Other Assets

        We own 11,173,376 shares of Charter Communications common stock, 10,800,000 shares of Adelphia Communications class A common stock, 8,852,186 shares of AT&T common stock, 14,243,166 shares of AT&T Wireless Services common stock and 14,318,411 shares of Comcast common stock acquired in connection with the sale of certain cable television systems, all of which shares were monetized under collateralized prepaid forward contracts. See "Cable Television System Sales."

        We also own 12,477,055 shares of General Electric common stock acquired in connection with the sale of our interest in the Bravo programming service, which shares were monetized under collateralized prepaid forward contracts in January 2003. See "Liquidity and Capital Resources."

Programming and Entertainment Operations

General

        We conduct our programming activities through Rainbow Media Holdings, a wholly-owned subsidiary of CSC Holdings.

        In December 2002, we acquired the 17.2% interest in Rainbow Media Holdings held by National Broadcasting Company, Inc. in connection with the sale of Rainbow Media Holdings' 80% interest in the Bravo programming service for $1.0 billion payable in General Electric common stock and 53.2 million shares of Cablevision NY Group Class A common stock (31.4 million shares of which were issuable upon the conversion of shares of Rainbow Media Holdings common stock held by NBC).

        Rainbow Media Holdings' businesses include national and regional programming networks and the Madison Square Garden sports and entertainment business. Rainbow Media Holdings also owns interests in cable television advertising businesses.

        Rainbow Media Holdings' national entertainment programming networks include AMC, WE: Women's Entertainment, MuchMusic USA and The Independent Film Channel.

        In April 2001, Metro-Goldwyn-Mayer Inc. ("MGM") acquired a 20% interest in four programming services of Rainbow Media Holdings (AMC, Bravo, The Independent Film Channel, and WE: Women's Entertainment) for $825 million in cash. In December 2002, NBC acquired MGM's 20% interest in the Bravo programming service.

        Rainbow Media Holdings owns a 60% interest in, and manages, Regional Programming Partners, a partnership with Fox Sports Networks, LLC. Regional Programming Partners owns Madison Square Garden, a sports and entertainment company that owns and operates the Madison Square Garden Arena and the adjoining Theater at Madison Square Garden, the New York Knickerbockers professional basketball team, the New York Rangers professional hockey team, the New York Liberty professional women's basketball team, the Hartford Wolf Pack professional hockey team, the Madison Square Garden Network, Fox Sports Net New York and Radio City Entertainment (which operates Radio City Music Hall in New York City under a long-term lease). Additionally, Madison Square Garden manages and operates the Hartford Civic Center in Connecticut. Regional Programming Partners also owns interests in regional sports networks that provide regional sports programming to the New England, Chicago, Cincinnati, Cleveland, San Francisco and Florida areas, in addition to Madison Square Garden Network and Fox Sports Net New York which provide regional sports programming to the New York City metropolitan area, as well as MetroChannels which provide regional and local sports, news, educational and other programming to the New York metropolitan area.

        National Sports Partners owns and operates the national sports network Fox Sports Net, which provides national sports programming to regional sports networks. National Sports Partners is 50% owned by Rainbow Media Holdings and is managed and 50% owned by Fox Sports Networks.

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

        The following table sets forth ownership information and estimated subscriber information as of December 31, 2002 for each of the programming and related businesses whose ownership interest is held directly or indirectly by Rainbow Media Holdings. Regional Programming Partners is a 60% owned subsidiary of Rainbow Media Holdings, with the remaining 40% interest owned by Fox Sports Networks.

	December 31, 2002
Programming Businesses	Viewing Subscribers (1)	Affiliated Basic Subscribers (2)	Ownership (3)
	(in millions)
National Entertainment Programming Networks:
AMC	72.5	80.0	Rainbow Media Holdings—80%, MGM—20%
WE: Women's Entertainment	42.5	65.4	Rainbow Media Holdings—80%, MGM—20%
The Independent Film Channel	26.2	65.1	Rainbow Media Holdings—80%, MGM—20%
MuchMusic USA	25.3	58.0	Rainbow Media Holdings—100%
Regional Sports Networks:
Fox Sports Net Bay Area	3.3	3.6	Regional Programming Partners and Fox Sports Networks—50% each (4)
Fox Sports Net Chicago	3.5	3.8	Regional Programming Partners and Fox Sports Networks—50% each (4)
Fox Sports Net New England	3.7	4.2	Regional Programming Partners and AT&T Broadband (5)-50% each
Fox Sports Net Ohio	4.6	4.8	Regional Programming Partners—100%
Fox Sports Net Florida	3.2	3.6	Regional Programming Partners—100%
Madison Square Garden Network/ Fox Sports Net New York	11.9	15.2	Regional Programming Partners—100%
Other:
National Sports Partners	73.4	82.1	Rainbow Media Holdings and Fox Sports Networks—50% each
National Advertising Partners	—	—	Rainbow Media Holdings and Fox Sports Networks—50% each
Sterling Digital (Mag Rack)	.3	2.8	Rainbow Media Holdings—100%
Rainbow Network Communications	—	—	Rainbow Media Holdings—100%
Metro TV	3.7	4.3	Regional Programming Partners—100%
Metro Traffic and Weather	2.3	2.8	Regional Programming Partners—100%
Metro Stories	.5	3.1	Regional Programming Partners—100%
Rainbow Advertising Sales Company	—	—	Rainbow Media Holdings—100%
R/L DBS	—	—	Rainbow Media Holdings—100%
News Services:
News12 Long Island	.7	.8	Rainbow Media Holdings—100%
News12 Connecticut	.2	.2	Rainbow Media Holdings—100%
News12 New Jersey	1.7	1.8	Rainbow Media Holdings—100%
News12 Westchester	.3	.3	Rainbow Media Holdings—100%
News12 Bronx	.2	.3	Rainbow Media Holdings—100%
News12.com	—	—	Rainbow Media Holdings—100%

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
(4)
In January 2003, Fox Sports Networks exercised its option to require Regional Programming Partners to purchase its directly-owned interests in Fox Sports Net Bay Area and Fox Sports Net Chicago. In March 2003, Rainbow Media Holdings and Fox Sports Networks agreed on a $110 million purchase price for Fox Sports Networks' 50% interest in Fox Sports Net Bay Area and a $40 million purchase price for the 50% interest in Fox Sports Net Chicago.
(5)
In November 2002, AT&T Broadband merged with Comcast.

National Entertainment Programming Networks

AMC

        With a comprehensive library of popular films, AMC offers contemporary entertainment for movie lovers.

        AMC is available on cable television and other distribution platforms such as direct broadcast satellite. It is carried on basic or expanded basic tiers for which subscribers do not have to pay a premium to receive the network. Affiliate revenues, which in 2002 accounted for about 84% of AMC's revenues, are based on fees paid by the distributors for the right to carry the programming.

        Distributors generally pay the network according to the number of subscribers actually receiving AMC. The network generally enters into three to seven-year distribution contracts with its distributors.

        AMC's film library consists of films that are licensed from major studios such as Columbia TriStar, Twentieth Century Fox, Paramount, Warner Brothers, Universal, MGM/UA and RKO under long-term contracts, with sufficient films under contract to meet its programming requirements through 2004. AMC generally structures its contracts for the exclusive cable television right to carry the films during identified windows.

The Independent Film Channel

        The Independent Film Channel is the first network dedicated to independent films, related features and programming. The Independent Film Channel presents feature-length films (domestically and internationally produced), documentaries, shorts, animation, new works, "cult classics" and originally produced programs which chronicle independent film trends.

        The Independent Film Channel's film library includes titles from leading independent film studios like Miramax, Sony Classic, October and Fine Line with sufficient films under contract to meet its programming requirements through 2005. The Independent Film Channel also features exclusive live coverage of notable international film events like the Cannes Film Festival, the Independent Spirit Awards and the Gotham Awards, as well as original programming. The network supplements this coverage with additional real-time information on Web and enhanced broadband.

WE: Women's Entertainment

        WE: Women's Entertainment (formerly Romance Classics), launched in 1997, is a 24-hour entertainment service for women. The programming features women's interest films and original series and specials.

        WE: Women's Entertainment has licensed exclusive film and television titles to supplement its slate of original programming, providing significant product volume through 2005. Exclusive deals have been concluded with major Hollywood studios such as Twentieth Century Fox, Universal and Columbia as well as independents like Castle Hill and Artisan.

MuchMusic USA

        MuchMusic USA is a 24-hour, all-music entertainment programming network which was launched in the United States in July 1994. Through 2000, MuchMusic USA featured a Canadian programming feed from Chum Limited. In 2001, MuchMusic USA began to produce a significant portion of the channel's programming in the United States. In 2002, MuchMusic USA began producing programming from a street-front studio across from Madison Square Garden. Effective January 1, 2003, MuchMusic USA's programming is 100% United States based.

Madison Square Garden

        Rainbow Media Holdings, through Regional Programming Partners, has a 60% interest in Madison Square Garden, a sports and entertainment company that owns and operates the Madison Square Garden Arena and the adjoining Theater at Madison Square Garden, the New York Knickerbockers professional basketball team, the New York Rangers professional hockey team, the New York Liberty professional women's basketball team, the Hartford Wolf Pack professional hockey team, the Madison Square Garden Network, Fox Sports Net New York and Radio City Entertainment (which operates Radio City Music Hall in New York City under a long-term lease). Additionally, Madison Square Garden manages and operates the Hartford Civic Center in Connecticut.

Regional Sports Networks

        Rainbow Media Holdings, through Regional Programming Partners, has a 60% interest in two regional sports networks, in Ohio and Florida, operating under the Fox Sports Net name, and has a 30% interest in three other regional sports networks, in Chicago, New England and the Bay Area, also operating under the Fox Sports Net name. Rainbow Media Holdings manages each of these regional sports networks, which are distributed in their respective region in the United States through cable television as well as other distribution platforms such as direct broadcast satellite.

        In January 2003, Fox Sports Networks exercised its option to require Regional Programming Partners to purchase its 50% interest in each of Fox Sports Net Bay Area and Fox Sports Net Chicago that Fox Sports Networks held outside of Regional Programming Partners. In March 2003, Rainbow Media Holdings and Fox Sports Networks agreed on a $110 million purchase price for Fox Sports Networks' 50% interest in Fox Sports Net Bay Area and a $40 million purchase price for the 50% interest in Fox Sports Net Chicago, payable in each case in the form of three-year promissory notes of Regional Programming Partners, bearing interest at Prime plus 1% and secured by the interests being purchased. The transaction is expected to close in the second quarter of 2003 following receipt of customary regulatory approval.

National Sports Partners

        Fox Sports Net is distributed by National Sports Partners, a 50%/50% partnership between Rainbow Media Holdings and Fox Sports Networks that was formed in December 1997 and is managed by Fox Sports Networks. Fox Sports Net was launched during January 1998 and links 22 regional sports networks under the Fox Sports Net name, including the six Fox Sports Net networks in which Rainbow Media Holdings owns an interest described above, and delivers local, regional and national sports programming.

Other Services

National Advertising Partners

        National Advertising Partners is a 50%/50% partnership between Rainbow Media Holdings and Fox Sports Networks that was formed in December 1997 and operates under the management of Fox Sports Networks. National Advertising Partners provides national advertising representation services for Fox Sports Net and the Fox Sports Net regional programming networks, offering advertisers access to millions of sports fans in the nation's top television markets and covering most of the Major League Baseball, National Basketball Association and National Hockey League teams.

Rainbow Network Communications

        Rainbow Network Communications is a full service network programming origination and distribution company. Its services include origination, transmission, video engineering, uplinking,

encryption, affiliate engineering, technology consulting, transponder negotiation, content ordering, quality control and editing. Rainbow Network Communications recently completed a state of the art technology center, which will consolidate all master control/playback and uplink facilities at one location. This new center is fully digital which will enable Rainbow Network Communications to process audio and video signals in both standard and high definition.

Sterling Digital LLC

        Sterling Digital or "Mag Rack" was established as the first branded VOD/SVOD service in the United States to develop new niche programming to be distributed and marketed using new media platforms, including digital video channels. Mag Rack offers documentary and entertainment style, special interest programs on topics such as photography, travel and heath and science. The programming is delivered as on-demand video magazines in numerous categories focused on hobbies, lifestyles and special interests. The service is currently on Cablevision's digital cable tier, and during 2002, affiliate agreements were also executed with Insight Communications and Charter Communications.

Ownership of Cablevision Common Stock by AT&T

        In 2001, AT&T sold shares of Cablevision NY Group Class A common stock and Rainbow Media Group Class A common stock held by it and, concurrently with those sales, subsidiaries of AT&T, through trusts, sold units of mandatorily exchangeable trust securities exchangeable into shares of Cablevision NY Group Class A common stock and Rainbow Media Group Class A common stock, respectively. Until termination of the trusts in 2004 and 2005, respectively, AT&T continues to beneficially own and vote those shares.

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

        As a result of the merger of AT&T Broadband and Comcast, we have been informed that subsidiaries of Comcast now own the Cablevision stock formerly owned by AT&T.

Competition

Cable Television

        Our cable television systems compete with a variety of other television programming delivery systems, including broadcast television signals available to homes within our market by over-the-air reception.

        The primary competitor to our cable television systems is direct broadcast satellite (DBS). Two DBS systems, EchoStar and DirecTV, are now available to our customers. The federal copyright laws now permit DBS systems to retransmit local broadcast television signals to their customers. This has enhanced the competitive position of DBS.

        A telephone company may become a cable system operator, fully subject to the franchising, rate and other federal regulations applied to a cable system. Or it can operate an "open video system"

(OVS) subject only to selected portions of the federal regulations applicable to our cable systems, but still subject to certain local municipal franchising powers. Companies have sought OVS status in areas in which our cable television systems operate and one, RCN Corporation, is currently operating OVS that compete with us in portions of New York City and New Jersey.

        Multichannel multipoint distribution services ("MMDS") deliver television programming over microwave super-high frequency channels received by subscribers with a special antenna. Satellite master antenna ("SMATV") systems, like MMDS, generally serve large multiple dwelling units under an agreement with the landlord. The statutory definition of a cable system excludes facilities that do not use public rights-of-way. This exempts SMATV and MMDS from local franchise and other requirements applicable to cable system operators.

        The FCC has established a wireless local multipoint distribution service ("LMDS") in the higher bands of the electromagnetic spectrum that could be used to offer multichannel video in competition with our cable television systems, as well as offer two-way communications services, but LMDS has not become a significant video competitor in our market.

        Although substantially all the franchises of our cable television system are non-exclusive, and municipalities are prohibited by law from unreasonably refusing to grant competitive franchises, most franchising authorities have granted only one franchise in each area we serve. Other cable television operators, however, could receive cable franchises for areas where our cable television systems are operated, or a municipality that regulates us could build its own cable system to compete with us.

        There can be no assurance that existing, proposed or as yet undeveloped technologies, including technologies that provide video over the Internet, will not become dominant in the future and render our cable television systems less profitable or even obsolete.

Programming and Entertainment

        Rainbow Media Holdings' programming networks compete in two highly competitive markets. First, our programming networks compete in the market for distribution of programming networks to cable television systems and other distributors of video services, such as DBS. For example, AMC and Fox Sports Net Chicago compete with other networks for the right to be carried on cable television systems and ultimately for viewing by each system's subscribers. Second, our programming networks compete with other video service distributors, including broadcasters and other programming entities to secure desired entertainment and sports programming. In each of these markets, some of our competitors are large publicly held companies that have greater financial resources than us.

        With the recent merger of AT&T Broadband and Comcast, it is likely that our networks will face increased competition both for the right to be carried, and the right to be carried on a preferential "tier," by the cable systems owned by the combined company.

Distribution of Programming Networks

        The business of distributing programming networks to cable television systems and other video service distributors is highly competitive, and most existing channel capacity is in use. In distributing a programming network, we face competition with other providers of programming networks for the right to be carried by a particular cable system and for the right to be carried by that cable system on a preferential "tier." Once our network is selected by a cable system or satellite distributor, that network competes not only with the other channels available on the cable network for viewers, but also with off-air broadcast television, pay-per-view and video-on-demand networks, online, radio, print, media, motion picture theaters, digital video disks, video cassettes and other sources of information, sporting events, and entertainment.

        Important to our success in each area of competition it faces are the prices it charges for its programming network, the quantity, quality and variety of the programming offered on its network, and the effectiveness of the networks' marketing efforts. The competition for viewers in the context of non-premium programming networks is directly correlated with the competition for advertising revenues with each of our competitors.

        Competition with other programming networks may be hampered because the cable television systems through which distribution is sought may be affiliated with other programming networks. In addition, because such affiliated cable television systems may have a substantial number of subscribers, the ability of such programming networks to obtain distribution on affiliated cable television operators may lead to increased subscriber and advertising revenue for such networks because of their increased penetration compared to our programming networks. Even if such affiliated cable television operators were to continue to carry our programming networks, there is no assurance that such cable television operators would not move our networks to less desirable tiers in the operator's services offering while moving the affiliated programming network to a more desirable tier, thereby giving the affiliated programming network a competitive advantage.

        New programming networks with affiliations to desired broadcasting networks like NBC, ABC, CBS or Fox may also have a competitive advantage over our new networks in obtaining distribution through the "bundling" of affiliation agreements with the cable system's right to carry the broadcasting network.

        An important part of our strategy involves exploiting identified niches of the cable television viewing audience that are generally well-defined and limited in size. Rainbow Media Holdings has faced and will continue to face increasing competition as other programming networks are launched that seek to serve the same or similar niches.

Sources of Programming

        We also compete with other programming networks to secure desired programming. Although some of this programming is generated internally through our efforts in original programming, most of our programming is obtained through agreements with other parties that have produced or own the rights to such programming. Competition for this programming will increase as the number of programming networks increases. Other programming networks that are affiliated with programming sources such as movie or television studios, film libraries, or sports teams may have a competitive advantage over us in this area.

        Competition for Entertainment Programming Sources.    With respect to the acquisition of entertainment programming, such as syndicated programs and movies, which are not produced by or specifically for programming networks, our competitors include:

  •
  national commercial broadcast television networks,

  •
  local commercial broadcast television stations,

  •
  the Public Broadcasting Service and local public television stations,

  •
  pay-per-view programs

  •
  other cable program networks

        Some of these competitors have exclusive contracts with motion picture studios or independent motion picture distributors or own film libraries.

        Competition for Sports Programming Sources.    Because the loyalty of the sports viewing audience to a sports programming network is driven by loyalty to a particular team or teams, access to adequate sources of sports programming is particularly critical to our sports networks. Our sports networks compete for rights for teams or events principally with:

  •
  national cable networks that specialize in or carry sports programming,

  •
  television "superstations" which distribute sports and other programming by satellite,

  •
  the national commercial broadcast television networks,

  •
  independent syndicators that acquire and resell such rights nationally, regionally and locally, and

  •
  direct broadcast satellite operators.

        Our sports networks also compete for local and regional rights with the same group of competitors, with local commercial broadcast television stations, with other local commercial and regional sports networks and with the sports teams which hold such rights.

        Owners of distribution outlets such as cable television systems may also contract directly with the sports teams in their local service areas for the right to distribute a number of the teams' games on their systems. Some of our competitors may also have ownership interests in sports teams or sports promoters. This may give them an advantage in obtaining broadcast rights for such teams or sports.

        To remain competitive in acquiring rights to sports programming, our sports networks attempt to secure long-term rights agreements with teams and athletic conferences. We also attempt to include, in rights agreements with teams, terms that provide our sports networks with exclusive negotiation periods prior to the scheduled expiration of the term of such agreements and/or which provide our sports networks with the right to match an offer made by a competing distributor of sports programming. Our sports networks, however, are not always successful in attaining these objectives, and we cannot be assured that our strategy will enable our sports networks to offer sports programming of the type and in the quantity or quality necessary for such networks to remain competitive.

        In addition to the above considerations, we operate in an environment that is affected by changes in technology. It is difficult to predict the future effect of technology on many of the factors affecting our competitive position. For example, data compression technology may make it possible for most video programming distributors to increase their channel capacity, thereby reducing the competition among programming networks and broadcasters for channel space. As more channel space becomes available, the position of our programming networks in the most favorable tiers of these distributors would be an important goal.

        Numerous businesses compete with Madison Square Garden, Radio City Entertainment and CCG Holdings for the entertainment expenditures of consumers.

Telephone Services

        Lightpath faces substantial competition from incumbent local exchange carriers ("ILECs"), such as Verizon Communications, Inc. and SBC Communications, Inc., which are the dominant providers of local telephone services in their respective service areas. ILECs have significant advantages over Lightpath, including greater capital resources, an existing fully operational local network and long-standing relationships with customers.

        While Lightpath and the ILECs are competitors, Lightpath must enter into interconnection agreements with each ILEC so that Lightpath's customers can make and receive calls to and from customers served by the ILECs and other telecommunications providers. Federal and State law and regulations require ILECs to enter into such agreements and provide such facilities and services, at prices subject to regulation. The specific price, terms and conditions of each agreement, however, depend on the outcome of negotiations between Lightpath and an ILEC. Agreements are also subject to approval by the state regulatory commissions. Lightpath has entered into interconnection agreements with Verizon for New York, New Jersey and portions of Connecticut and with SBC for portions of Connecticut, which have been approved by the respective state commissions.

        Lightpath also faces competition from one or more competitive access providers and other new entrants in the local telecommunications marketplace, Competitive Local Exchange Carriers ("CLECs"), such as Teleport Communications Group, Inc., now part of AT&T, and MFS Communications Company, Inc., now part of WorldCom as well as many others. In addition to the ILECs and CLECs, other potential competitors capable of offering local, private line and special access services include electric utilities, long distance carriers, microwave carriers, wireless telephone system operators (such as cellular, PCS, and specialized mobile radio), and private networks built by large end users. A continuing trend toward business combinations and alliances in the telecommunications industry may create stronger competition for Lightpath.

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

        Federal law requires us to establish a "basic service" package consisting, at a minimum, of all local broadcast signals that we choose to carry, as well as all public, educational and governmental access programming carried by our systems.

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

        The FCC's rules prevent us, unless we can justify higher rates on the basis of our costs, from raising the rates we charge for the basic service package beyond an inflation indexed amount, plus increases in certain costs beyond our control, such as taxes, franchise fees and increased programming costs that exceed the inflation index. Increases in fees we pay to broadcast stations for the retransmission of their signals may also be passed through to our subscribers.

        The FCC also adopted guidelines for "cost-of-service" showings, pursuant to which we can attempt to justify rates in excess of the basic service package benchmarks. The FCC in addition permits rate adjustments attributed to the cost of a rebuild or a substantial upgrade of our cable systems plant.

        The FCC's authority to reduce the rates for our service packages other than our basic service package has now sunset. Services that we offer on a per channel or per program basis, like HBO, have never been subject to rate regulation by either local municipalities or the FCC.

        We are required by federal law to carry all local broadcast stations, or, at the option of a local broadcaster, to obtain the broadcaster's prior consent for retransmission of its signal. A substantial number of local broadcast stations currently carried by our cable television systems have elected to negotiate for retransmission consent. Our cable television systems have reached retransmission consent agreements with most broadcast stations they currently carry, but the potential remains for broadcast station carriage to be discontinued if such an agreement is not renewed following its expiration.

        The FCC is currently considering whether to adopt similar "must carry" rules for broadcasters' new digital TV channels. The FCC in 2001 reached the tentative conclusion that "dual must carry" rules would be unconstitutional, if our systems were required to carry these digital channels, in addition to broadcasters' existing analog broadcast channels, before the broadcast station fully transitions from analog to digital broadcasting by 2006. But the FCC has asked for additional information to help it finally resolve this issue.

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

        In 2001, a federal appellate court held unconstitutional the FCC's rules establishing the 30% national multichannel subscriber limit and the 40% channel occupancy limit. The FCC is reviewing the ownership rules in light of that decision. Last year, a different panel of the same court invalidated an FCC rule that barred us from owning a broadcast station in the same market in which we own a cable system.

        The Telecommunications Act of 1996, besides deregulating the rates for our non-basic tiers of service, also permitted our regulated equipment rates to be computed by aggregating our costs of broad categories of equipment at the franchise, system, regional or company level.

        Rate regulation, including regulation of our basic service package, is by federal law eliminated if one of our cable systems is subject to "effective competition" from another multichannel video programming provider, such as a telephone company, a DBS operator, or a competing OVS or cable company like RCN. Our cable television systems gain greater flexibility in packaging and pricing when the FCC makes a finding of "effective competition" based on such competition. We have been successful in obtaining from the FCC such an "effective competition" finding in certain communities in our market and are currently seeking such a finding in other communities.

        The FCC was required by federal law to develop standards to allow subscribers to use set top boxes purchased or leased from any distributor to access programming on their local cable system. Cable operators are prohibited from deploying digital boxes that do not meet these standards by 2005.

        FCC rules require that we black out certain network and sports programming on imported distant broadcast television signals upon request. The FCC also requires that we delete syndicated programming carried on distant signals upon the request of any local television/broadcast station holding the exclusive right to broadcast the same program within our local television market.

        The FCC regulates us in such areas as customer service, technical standards, privacy, rates for leased access channels, and obscenity and indecency. The FCC is also tasked by Congress to promote compatibility between cable television systems and other consumer electronic equipment. The FCC is currently reviewing proposed standards for compatibility of digital equipment.

        The FCC also imposes restrictions on our origination cablecasting channels and rules governing political broadcasts; ownership and control of cable home wiring in single family residences and multiple dwelling units; and limitations on advertising contained in children's programming that we carry.

        The FCC requires us to pay annual "regulatory fees" for its services that we may pass on to subscribers. Other fees are assessed for the FCC licenses we hold for business radio, cable television relay systems and earth stations. These fees may not be collected from our subscribers.

        The FCC has authority to regulate utility company rates for cable rental of pole and conduit space unless states establish preemptive regulations in this area. The states in which our cable television systems operate have adopted such regulations. Utilities must provide cable television systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility.

        The FCC has adopted regulations to govern the charges for pole attachments used by companies providing telecommunications services, including cable operators. The FCC's authority to set pole access rates for cable Internet access services have been upheld by the Supreme Court, reducing potential costs to us for such attachments. The states in which we operate have, to date, adopted the FCC regulations.

        Some parties have proposed in the past few years federal, state and local requirements that would force cable systems to provide carriage to third-party Internet service providers in addition to services the cable system itself provides, such as our Optimum Online cable modem service. Several federal court decisions have invalidated local franchising authority requirements that the cable system in the community provide access to all third-party Internet service providers. Some local franchising authorities where we operate might attempt to impose a similar requirement on us. Faced with this uncertainty, the FCC opened an inquiry into how to classify the provision of this service by a cable system for regulatory purposes. In March 2002, the FCC determined that services like Optimum Online should be classified as "information services." The FCC has traditionally subjected information services to a lesser degree of regulation than "telecommunications services," which are offered to the public for a fee on a common carrier basis. The FCC's classification of cable modem service also affects our rollout of Optimum Voice, a Voice over Internet Protocol ("VoIP") service that will be offered via our cable modem service as an add-on to our Optimum Online service. Although VoIP services have traditionally been treated as information services, the future regulatory treatment of VoIP services like Optimum Voice is uncertain. The FCC is continuing to look at issues surrounding the provision of VoIP. In addition, the FCC's determination that cable modem service is an information service is on appeal to the federal courts and the FCC has sought public comment on the regulatory consequences of classifying cable modem service as an information service. The outcome of the appeal and the FCC's proceeding could affect the regulatory classification of both Optimum Online and Optimum Voice, the regulatory obligations imposed on the services, and the extent to which states and local authorities may regulate those services.

        Federal Copyright Regulation.    We are required to pay copyright royalty fees to receive a statutory compulsory license to carry broadcast television signals. The U.S. Copyright Office has increased our royalty fees from time to time and has, at times, recommended to Congress changes in the statutory compulsory licenses for cable television carriage of broadcast signals. Such changes if made could adversely affect the ability of our cable television systems to obtain such programming, and could increase the cost of such programming.

        State and Municipal Regulation of Cable Television.    Regulatory responsibility for local aspects of the cable business such as franchisee selection, system design and construction, safety, and consumer services remains with either state or local officials and, in the jurisdictions in which we operate, with both.

        New York, New Jersey and Connecticut laws provide for comprehensive state-wide cable regulation, including approval of transfers of our cable franchises and consumer protection legislation. State and local franchising jurisdiction, however, must be exercised consistently with federal law. Among the more significant federal restrictions is a 5% ceiling on franchise fees and mandatory renegotiation of certain franchise requirements if warranted by changed circumstances.

Programming and Entertainment

        Cable television program distributors, such as Rainbow Media Holdings, are not directly regulated by the FCC. But they are regulated indirectly when they are affiliated with a cable television system operator like Cablevision. Moreover, to the extent that regulations and laws, either presently in force or proposed, hinder or stimulate the growth of the cable television and satellite industries, which are directly regulated by the FCC, Rainbow Media Holdings' business will be directly affected.

        Federal law limits our ability to freely manage the sale of Rainbow Media Holdings' services. The "program access" provisions of federal law require that Rainbow Media Holdings' programming services, to the extent that they are delivered by satellite, be sold to competing multichannel video programming providers, such as MMDS, SMATV, DBS and competing cable "over build" operations. Rainbow Media Holdings cannot have exclusive contracts with cable operators, nor can it unreasonably discount as to prices, terms and conditions of sale or distribution.

        The FCC has declined to extend these program-access rules to cover terrestrially-delivered sports or news programming created by cable-system affiliated programmers such as Rainbow Media Holdings. Proposals to Congress by our competitors to adopt such extensions have not been successful. We cannot predict whether such an expansion of the program access rules might in the future be adopted by the FCC or Congress and, if so, what effect it might have on Rainbow Media Holdings.

        As noted above, broadcast stations have the right to be carried on our cable television systems and those of other cable companies under the so-called "must carry" rules. This reduces significantly the amount of channel space that is available for carriage by cable television systems of networks distributed by Rainbow Media Holdings. The FCC is currently considering whether to require cable television systems also to carry each broadcast station's digital broadcast signal, as well as its existing analog broadcast signal, during the transition period to complete conversion of all broadcast television stations from analog technology to digital technology. This transition is currently scheduled to occur by December 31, 2006. This "dual must carry" scheme, if adopted, would even more significantly reduce the amount of channel space available for Rainbow Media Holdings' services both on our own cable television systems and those owned by other companies.

        The FCC has also imposed requirements on cable operators that, in effect, require certain of Rainbow Media Holdings' services to provide closed captioning for the hearing-impaired.

        All satellite carriers must under federal law offer their service to deliver Rainbow Media Holdings and its competitor programming networks on a nondiscriminatory basis (including by means of a lottery). A satellite carrier cannot unreasonably discriminate against any customer in its charges or conditions of carriage. Numerous competing satellite services today provide transponders that Rainbow Media Holdings could use to deliver its programming networks.

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

        The 1996 Act requires Lightpath to interconnect directly or indirectly with other telecommunications carriers. In some cases, interconnecting carriers must compensate each other for the transport and termination of calls on their network (i.e., reciprocal compensation). Accordingly, Lightpath is entitled, in some cases, to reciprocal compensation from carriers when it terminates their originating calls on its network. With regard to reciprocal compensation, the FCC issued an order capping compensation for some ISP-bound traffic and eliminating compensation for other ISP-bound traffic. On appeal, the federal court found that the FCC did not adequately support its findings regarding reciprocal compensation for ISP-bound traffic and remanded the FCC's order back to the FCC for further consideration. In addition, several parties have asked the FCC to reconsider its decision. The FCC has taken no action on either the remand from the federal court or on the petitions for reconsideration. This matter is also now on appeal to the Supreme Court of the United States. Further, the FCC is exploring methods to unify intercarrier compensation and access charges and is considering a bill-and-keep approach (i.e., no compensation is paid between carriers) as well as other alternative modifications to the existing intercarrier compensation regimes. Lightpath's revenues may be negatively affected by FCC and court decisions on both compensation matters.

        The FCC has also adopted guidelines for implementing the interconnection and local competition provisions of the 1996 Act. In order to foster competition in the local exchange market, the FCC requires ILECs to offer access to certain portions of their communications networks (known as network elements) to competitors such as Lightpath at cost-based rates. The FCC's initial 1996 decision implementing the interconnection and local competition provisions of the 1996 Act has been appealed, reconsidered, and modified several times. In January 1999, the United States Supreme Court upheld the FCC's authority to require ILECs to offer portions of their network to CLECs at cost-based rates. Similarly, in May 2002, the Supreme Court upheld the FCC's pricing methodology for developing cost-based rates.

        In February 2003, the FCC modified the list of network elements to reduce the number of elements ILECs must offer to competitors. In addition, the FCC has established a three-year transition period for the elimination of line sharing, which permitted competing carriers to offer digital subscriber line services over the same copper loop facilities used by the ILECs to provide voice telephone service. The FCC has also indicated that it plans to undertake a comprehensive review of its pricing regime in 2003. It is likely that the FCC's February 2003 action will be appealed. Although Lightpath does not rely solely on the network elements purchased from ILECs, the outcome of any appeal or any subsequent FCC action could adversely affect Lightpath's ability to obtain the elements of the ILECs' networks it requires to provide service to its customers. In addition, any changes to the pricing scheme for network elements may affect Lightpath's revenues.

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

        Lightpath is subject to federal and state regulations that implement universal service support for access to telecommunications services and information services by rural, high-cost, and low-income markets at reasonable rates; and access to advanced telecommunications services by schools, libraries, and rural health care providers. Currently, the FCC assesses Lightpath for payments and other subsidies on the basis of a percentage of interstate revenue it receives from certain customers. The FCC adopted new rules regarding the assessment of universal service contributions in December 2002. Instead of assessing universal service contributions based on revenues accrued six months prior, contributions will now be based on projections of revenue. Also, the FCC placed limits on the mark-up carriers may place on the universal service line items on their customer bills. Several parties have asked the FCC to reconsider these rules. In addition, the FCC is considering assessing carriers' universal service contributions based on a flat-fee charge, such as a per-line charge. The FCC is also reviewing whether to impose universal service obligations on additional types of providers, such as a VoIP service like Optimum Voice. States may also assess such payments and subsidies for state universal service programs. Any changes to the assessment and recovery rules for universal service may affect Lightpath's and Optimum Voice's revenues.

        Lightpath is also subject to other FCC requirements in connection with the interstate long distance services it provides, including the payment of regulatory fees to fund the Telecommunication Relay Services fund, local number portability administration, and the North American Numbering Plan.

        Like ILECs, CLECs may assess interstate access charges on interexchange carriers whose customers access the ILEC or CLEC's local network. CLECs have not been subject to the extensive regulation to which ILECs have been subject and CLECs have been able to set their own interstate access rates so long as they are just, reasonable, and not unreasonably discriminatory. However, the FCC has issued an order implementing a benchmark for decreasing access rates that CLECs can charge, moving such rates in alignment with lower ILEC access rates. The order is under reconsideration by the FCC. However, the FCC has issued an order implementing a benchmark for decreasing access rates that CLECs can charge, moving such rates in alignment with lower ILEC access rates. The order is under reconsideration by the FCC. This decision affects Lightpath's revenues.

        Finally, as ILECs obtain authority to offer long distance services bundled with local services, which allows them to enter the long distance market and to compete with other interexchange carriers like Lightpath, Lightpath's revenues may be affected by customers who choose to obtain local and long distance services from the dominant service provider in the market, the BOC.

        Lightpath is also subject to regulation by the state commissions in each state in which it provides service. In order to provide service, Lightpath must seek approval from each such state commission. Lightpath is currently authorized and provides service in New York, Connecticut, and New Jersey.

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

Employees and Labor Relations

        As of December 31, 2002, we had 12,513 full-time, 3,436 part-time and 5,126 temporary employees of which 439, 988 and 3,337, respectively, were covered under collective bargaining agreements. We believe that our relations with employees are satisfactory.

Available Information

        Our Website address is www.cablevision.com. We make available through our Website links to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish those reports to the Securities and Exchange Commission.

Item 2. Properties

        We lease real estate where certain of our business offices, earth stations, transponders, microwave towers, warehouses, headend equipment, hub sites, program production studios, access studios and microwave receiving antennae are located, aggregating approximately 2,162,000 square feet of space. We lease several business offices in Woodbury, New York with an aggregate of approximately 296,000 square feet of space and business offices in Jericho, New York with approximately 621,000 square feet of space. Other significant leasehold properties include approximately 295,000 square feet housing Madison Square Garden's office operations and warehouse and approximately 577,000 square feet comprising Radio City Music Hall (approximately 5,900 seats).

        We own our headquarters building located in Bethpage, New York with approximately 546,000 square feet of space, certain other real estate where our earth stations, headend equipment and microwave receiving antennae are located, aggregating approximately 660,000 square feet of space and through Madison Square Garden, also own the Madison Square Garden arena (approximately 17,900 seats) and theater complex (approximately 5,400 seats) in New York City comprising approximately 1,016,000 square feet. We generally own all assets (other than real property) related to our cable television operations, including our program production equipment, headend equipment (towers, antennae, electronic equipment and satellite earth stations), cable system plant (distribution equipment, amplifiers, subscriber drops and hardware), converters, test equipment, tools and maintenance equipment. We also generally own our service and other vehicles.

        Clearview Cinemas leases 48 theaters with approximately 44,500 seats and owns an additional 9 theaters with approximately 6,500 seats.

        We believe our properties are adequate for our use.

Item 3.    Legal Proceedings

        We are party to various lawsuits, some involving substantial amounts. Management does not believe that the resolution of such lawsuits will have a material adverse impact on our financial position.

        On April 25, 2001, At Home Corporation commenced a lawsuit in the Court of Chancery of the State of Delaware alleging that Cablevision had breached its obligations under certain agreements with At Home. The suit seeks a variety of remedies including: rescission of the agreements between At Home and Cablevision and cancellation of all warrants currently held by Cablevision, damages, and/or an order prohibiting Cablevision from continuing to offer its Optimum Online service and requiring it to convert its Optimum Online customers to the Optimum@Home service and to roll out the Optimum@Home service. Cablevision has filed an answer to the complaint denying the material allegations and asserting various affirmative defenses. On September 28, 2001, At Home filed a petition for reorganization in federal bankruptcy court. In connection with the liquidation of the At Home Corporation, the claims in this lawsuit, among others, were assigned to the General Unsecured Creditors Liquidation Trust. On March 18, 2003, counsel for At Home advised the Delaware court that the General Unsecured Creditors Liquidated Trust expected to decide by early May 2003 whether to prosecute the claims asserted in this lawsuit.

        On January 8, 2002, At Home terminated its At Home service to all of Cablevision's Optimum@Home subscribers. In a letter dated January 9, 2002, Cablevision advised At Home that such termination of service constituted an election by At Home to terminate the existing master distribution agreement entered into by and between Cablevision and At Home and all other related agreements.

        On April 29, 2002, Yankees Entertainment & Sports Network, LLC (the "YES Network") filed a complaint and, on September 24, 2002, an amended complaint against the Company in the United States District Court, Southern District of New York. The lawsuit arises from the failure of the YES Network and the Company to reach agreement on the carriage of programming of the YES Network (primarily New York Yankees baseball games and New Jersey Nets basketball games) on the Company's cable television systems. The amended complaint alleges a variety of anticompetitive acts and seeks declaratory judgments as to violations of laws, treble damages and injunctive relief, including an injunction requiring the Company to carry the YES Network on its cable television systems. The Company believes that the claims set forth in the complaint are without merit and intends to contest the lawsuit vigorously.

        In August 2002, purported class actions naming as defendants the Company and each of its directors were filed in the Delaware Chancery Court. The actions, which allege breach of fiduciary duties and breach of contract with respect to the exchange of the Rainbow Media Group tracking stock for Cablevision NY Group common stock, were purportedly brought on behalf of all holders of publicly traded shares of Rainbow Media Group tracking stock. The actions seek to (i) enjoin the exchange of Rainbow Media Group tracking stock for Cablevision NY Group common stock, (ii) enjoin any sales of "Rainbow Media Group assets," or, in the alternative, award rescissory damages, (iii) if the exchange is completed, rescind it or award rescissory damages, (iv) award compensatory damages, and (v) award costs and disbursements. The actions were consolidated into one action on September 17, 2002, and on October 3, 2002, the Company filed a motion to dismiss the consolidated action. The action is currently stayed by agreement of the parties pending resolution of a related action brought by one of the plaintiffs to compel the inspection of certain books and records of the Company. The Company believes the claims are without merit and intends to contest the lawsuits vigorously.

Item 4.    Submission of Matters to a Vote of Security Holders

        Not applicable.

PART II

Item 5.    Market for the Registrants' Common Equity and Related Stockholder Matters

        The information called for by Item 201(d) of Regulation S-K under Item 5 and Item 12 is hereby incorporated by reference to Cablevision's definitive proxy statement for its Annual Meeting of Shareholders anticipated to be held in June 2003 or if such definitive proxy statement is not filed with the Commission prior to April 30, 2003, to an amendment to this report on Form 10-K filed under cover of Form 10-K/A.

        Cablevision NY Group Class A common stock and Cablevision's Class A common stock prior to its redesignation as Cablevision NY Group Class A common stock, on March 30, 2001, were traded on the NYSE under the symbol "CVC". On March 30, 2001, Rainbow Media Group Class A tracking stock began trading on the NYSE under the symbol "RMG" until its exchange on August 20, 2002 for Cablevision NY Group Class A common stock.

Price Range of Cablevision Class A Common Stock

        The following table sets forth for the periods indicated the intra-day high and low sales prices per share of the Cablevision Class A common stock prior to its redesignation as Cablevision NY Group Class A common stock on March 30, 2001, as reported on the NYSE.

	High	Low
Year Ended December 31, 2001:
First Quarter through March 29, 2001	$91.50	$75.90

Price Range of Cablevision NY Group Class A Common Stock

        The following tables set forth for the periods indicated the intra-day high and low sales prices per share of the Cablevision NY Group Class A common stock after the redesignation on March 30, 2001, as reported on the NYSE.

	High	Low
Year Ended December 31, 2002:
First Quarter	$48.25	$31.45
Second Quarter	$33.89	$7.60
Third Quarter	$11.88	$4.67
Fourth Quarter	$18.35	$6.38
	High	Low
Year Ended December 31, 2001:
First Quarter (as of March 30, 2001)	$75.00	$68.60
Second Quarter	$71.00	$54.90
Third Quarter	$62.00	$37.58
Fourth Quarter	$48.50	$32.50

Price Range of Rainbow Media Group Class A Tracking Stock

        The following tables set forth for the periods indicated the intra-day high and low sales prices per share of Rainbow Media Group Class A tracking stock after the initial issuance and distribution on March 30, 2001 and through August 20, 2002, the date of its exchange for shares of Cablevision NY Group common stock, as reported on the NYSE.

	High	Low
Year Ended December 31, 2002:
First Quarter	$29.06	$22.85
Second Quarter	$26.40	$5.60
Third Quarter (through August 20, 2002)	$11.51	$5.51
	High	Low
Year Ended December 31, 2001:
First Quarter (as of March 30, 2001)	$26.00	$23.90
Second Quarter	$27.70	$19.00
Third Quarter	$28.00	$18.20
Fourth Quarter	$25.10	$19.50

        As of March 14, 2003, there were 1,105 holders of record of Cablevision NY Group Class A common stock.

        See Item 1. "Business—Tracking Stock" for a description of the tracking stock distributed to Cablevision's stockholders on March 29, 2001 and the subsequent exchange of the Rainbow Media Group tracking stock for Cablevision NY Group common stock on August 20, 2002.

        There is no public trading market for the Cablevision NY Group Class B common stock, par value $.01 per share. As of March 14, 2003, there were 30 holders of record of Cablevision NY Group Class B common stock.

        All outstanding shares of common stock of CSC Holdings are held by Cablevision.

        Dividends.    Neither CSC Holdings nor Cablevision have paid any dividends on shares of Class A or Class B common stock. Cablevision does not anticipate paying any cash dividends on shares of Cablevision NY Group Class A or Class B common stock in the foreseeable future.

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

        CSC Holdings paid $174.5 million of cash dividends on the Series H and M Preferred Stock in each of 2002 and 2001. In March 2003, CSC Holdings declared $1.1 million of dividends on its 10% Series A Exchangeable Participating Preferred Stock in the form of additional shares of Preferred Stock. CSC Holdings is restricted from paying dividends on its preferred stock under the provisions of its senior credit agreement if a default has occurred and is continuing under such agreement. Additionally, CSC Holdings' senior credit agreement, senior debentures and senior subordinated debt instruments may restrict the payment of dividends in respect of any shares of capital stock in certain circumstances.

        Dividends may not be paid in respect of shares of Cablevision's common stock unless all dividends due and payable in respect of the preferred stock of CSC Holdings have been paid or provided for. See Item 7.—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Item 6.    Selected Financial Data

        SELECTED FINANCIAL AND STATISTICAL DATA

        The operating and balance sheet data included in the following selected financial data have been derived from the consolidated financial statements of Cablevision Systems Corporation and CSC Holdings, Inc. Acquisitions made by these companies were accounted for under the purchase method of accounting and, accordingly, the acquisition costs were allocated to the net assets acquired based on their fair value, except for assets previously owned by Charles F. Dolan or affiliates of Mr. Dolan which were recorded at historical cost. Acquisitions are reflected in operating, balance sheet and statistical data from the time of acquisition. CSC Holdings, Inc.'s operating, balance sheet and statistical data prior to April 5, 1999 has been restated to include the financial position, results of operations and statistical information of the systems acquired from Tele-Communications, Inc. from March 4, 1998, the date of acquisition by the Company. The selected financial data presented below should be read in conjunction with the consolidated financial statements of Cablevision Systems Corporation and CSC Holdings, Inc. and the notes thereto included in Item 8 of this Report.

	Cablevision Systems Corporation
	Years Ended December 31,
	2002	2001	2000	1999	1998
	(dollars in thousands, except pershare data)
Operating Data:
Revenues, net	$4,003,407	$3,879,383	$3,924,495	$3,514,638	$3,011,566
Operating expenses:
Technical and operating	1,665,789	1,660,661	1,607,378	1,453,000	1,255,633
Retail electronics cost of sales	256,487	306,187	301,665	275,129	183,032
Selling, general and administrative	1,022,761	1,009,894	1,066,680	1,107,062	870,536
Restructuring charges	79,336	52,942	—	—	—
Depreciation and amortization	911,042	1,011,566	941,657	868,427	729,294

Operating income (loss)	67,992	(161,867)	7,115	(188,980)	(26,929)
Other income (expense):
Interest expense, net	(487,113)	(523,033)	(557,289)	(461,321)	(399,109)
Equity in net loss of affiliates	(42,672)	(67,996)	(16,685)	(19,234)	(37,368)
Gain on sale of cable assets and programming interests, net	—	2,175,927	1,209,865	—	170,912
Impairment charges on At Home investment	—	(108,452)	(139,682)	—	—
Gain (loss) on investments, net	(891,438)	109,355	(6,747)	(4,239)	—
Write-off of deferred financing costs	(6,931)	(18,770)	(5,209)	(4,425)	(4,717)
Gain on derivative contracts, net	924,037	281,752	—	—	—
Loss on extinguishment of debt	(17,237)	(15,348)	—	—	—
Provision for preferential payment to related party	—	—	—	—	(980)
Gain on termination of At Home agreement	—	25,190	—	—	—
Minority interests	(222,365)	(371,683)	(159,838)	(117,725)	(123,629)
Miscellaneous, net	(22,936)	(17,333)	(9,520)	(9,416)	(5,591)

Income (loss) from continuing operations before taxes	(698,663)	1,307,742	322,010	(805,340)	(427,411)
Income tax benefit (expense)	137,814	(225,242)	(33,852)	2,472	(15,317)

Income (loss) from continuing operations	(560,849)	1,082,500	288,158	(802,868)	(442,728)
Income (loss) from discontinued operations, net of taxes (including gain on sale of programming interests of $663,352 in 2002)	650,961	(74,767)	(58,905)	2,261	(5,776)

Net income (loss)	$90,112	$1,007,733	$229,253	$(800,607)	$(448,504)

	Cablevision Systems Corporation
	Years Ended December 31,
	2002	2001	2000	1999	1998
	(dollars in thousands, except per share data)
INCOME (LOSS) PER SHARE:
Basic net income (loss) per common share
Income (loss) from continuing operations	$(1.91)	$3.84	$1.04	$(3.22)	$(1.95)
Income (loss) from discontinued operations	$2.22	$(0.27)	$(0.21)	$0.01	$(0.03)
Net income (loss)	$0.31	$3.57	$0.83	$(3.21)	$(1.98)
Basic weighted average common shares (in thousands)	293,516	281,938	277,473	249,696	226,582

Diluted net income (loss) per common share
Income (loss) from continuing operations	$(1.91)	$3.79	$1.03	$(3.22)	$(1.95)
Income (loss) from discontinued operations	$1.98	$(0.27)	$(0.21)	$0.01	$(0.03)
Net income (loss)	$0.28	$3.53	$0.82	$(3.21)	$(1.98)
Diluted weighted average common shares (in thousands)	331,959	285,731	280,751	249,696	226,582

Cash dividends declared per common share	—	—	—	—	—

	Cablevision Systems Corporation
	December 31,
	2002	2001	2000	1999	1998
	(dollars in thousands, except per subscriber data)
Balance Sheet Data:
Total assets	$10,488,253	$10,220,116	$8,273,290	$7,130,308	$7,061,062
Total debt	7,718,904	7,006,106	6,532,485	6,076,648	5,347,991
Minority interests	623,897	864,947	587,985	592,583	719,007
Preferred stock of CSC Holdings, Inc.	1,544,294	1,544,294	1,544,294	1,404,511	1,579,670
Stockholders' deficiency	(1,723,832)	(1,585,906)	(2,529,879)	(3,067,083)	(2,611,685)
Statistical Data:
Cable:
Homes passed by cable	4,369,000	4,337,000	4,698,000	5,200,000	5,115,000
Basic service subscribers	2,963,000	3,008,000	3,193,000	3,492,000	3,412,000
Basic service subscribers as a percentage of homes passed	67.8%	69.4%	68.0%	67.2%	66.7%
Number of premium television units (1)	6,462,000	7,100,000	7,767,000	7,715,000	6,754,000
Average number of premium units per basic subscriber at period end (1)	2.2	2.4	2.4	2.2	2.0
Average monthly revenue per basic subscriber (2)	$51.28	$49.11	$46.57	$44.38	$42.56
High-Speed Data Service:
Homes released (3)	3,696,000	2,975,000	2,000,000	978,000	639,000
Customers	770,100	506,700	238,500	52,100	11,200
Customers as a percentage of homes released	20.8%	17.0%	11.9%	5.3%	1.8%

(1)
Restated for 1998 to conform to 1999's definition.

(2)
Based on recurring service revenues divided by average subscribers for the month of December.

(3)
Homes released are homes in areas that can be serviced by our high-speed data service. Homes in additional areas are being released as we complete our cable plant upgrade and add other necessary equipment to support the high-speed data business in those new areas. Homes released do not include multiple dwelling units passed by the cable plant that are not connected to it.

	CSC Holdings, Inc.
	Years Ended December 31,
	2002	2001	2000	1999	1998
	(dollars in thousands, except per share data)
Operating Data:
Revenues, net	$4,003,407	$3,879,383	$3,924,495	$3,514,638	$3,011,566
Operating expenses:
Technical and operating	1,665,789	1,660,661	1,607,378	1,453,000	1,255,633
Retail electronics cost of sales	256,487	306,187	301,665	275,129	183,032
Selling, general and administrative	1,022,761	1,009,894	1,066,680	1,107,062	870,536
Restructuring charges	79,336	52,942	—	—	—
Depreciation and amortization	911,042	1,011,566	941,657	868,427	729,294

Operating income (loss)	67,992	(161,867)	7,115	(188,980)	(26,929)
Other income (expense):
Interest expense, net	(487,113)	(523,033)	(557,289)	(461,321)	(399,109)
Equity in net loss of affiliates	(42,672)	(67,996)	(16,685)	(19,234)	(37,368)
Gain on sale of cable assets and programming interests, net	—	2,175,927	1,209,865	—	170,912
Impairment charges on At Home investment	—	(108,452)	(139,682)	—	—
Gain (loss) on investments, net	(891,438)	109,355	(6,747)	(4,239)	—
Write-off of deferred financing costs	(6,931)	(18,770)	(5,209)	(4,425)	(4,717)
Gain on derivative contracts, net	924,037	281,752	—	—	—
Loss on extinguishment of debt	(17,237)	(15,348)	—	—	—
Provision for preferential payment to related party	—	—	—	—	(980)
Gain on termination of At Home agreement	—	25,190	—	—	—
Minority interests	(47,849)	(197,167)	5,466	52,362	38,243
Miscellaneous, net	(22,936)	(17,333)	(9,520)	(9,416)	(5,591)

Income (loss) from continuing operations before income taxes and dividend requirements	(524,147)	1,482,258	487,314	(635,253)	(265,539)
Income tax benefit (expense)	137,814	(225,242)	(33,852)	2,472	(15,317)

Income (loss) from continuing operations before dividend requirements	(386,333)	1,257,016	453,462	(632,781)	(280,856)
Dividend requirements applicable to preferred stock	(174,516)	(174,516)	(165,304)	(170,087)	(161,872)

Income (loss) from continuing operations	(560,849)	1,082,500	288,158	(802,868)	(442,728)
Income (loss) from discontinued operations, net of taxes (including gain on sale of programming interests of $663,352 in 2002)	650,961	(74,767)	(58,905)	2,261	(5,776)

Net income (loss) applicable to common shareholder	$90,112	$1,007,733	$229,253	$(800,607)	$(448,504)

	CSC Holdings, Inc.
	December 31,
	2002	2001	2000	1999	1998
	(dollars in thousands, except per subscriber data)
Balance Sheet Data:
Total assets	$10,488,253	$10,220,116	$8,273,290	$7,130,308	$7,061,025
Total debt	7,718,904	7,006,106	6,532,485	6,076,648	5,347,991
Minority interests	623,897	864,947	587,985	592,583	719,007
Redeemable preferred stock	1,544,294	1,544,294	1,544,294	1,404,511	1,256,339
Stockholder's deficiency	(1,776,510)	(1,635,344)	(2,566,803)	(3,078,413)	(2,286,744)
Statistical Data:
Cable:
Homes passed by cable	4,369,000	4,337,000	4,698,000	5,200,000	5,115,000
Basic service subscribers	2,963,000	3,008,000	3,193,000	3,492,000	3,412,000
Basic service subscribers as a percentage of homes passed	67.8%	69.4%	68.0%	67.2%	66.7%
Number of premium television units (1)	6,462,000	7,100,000	7,767,000	7,715,000	6,754,000
Average number of premium units per basic subscriber at period end (1)	2.2	2.4	2.4	2.2	2.0
Average monthly revenue per basic subscriber (2)	$51.28	$49.11	$46.57	$44.38	$42.56
High-Speed Data Service:
Homes released (3)	3,696,000	2,975,000	2,000,000	978,000	639,000
Customers	770,100	506,700	238,500	52,100	11,200
Customers as a percentage of homes released	20.8%	17.0%	11.9%	5.3%	1.8%

(1)
Restated for 1998 to conform to 1999's definition.

(2)
Based on recurring service revenues divided by average subscribers for the month of December.

(3)
Homes released are homes in areas that can be serviced by our high-speed data service. Homes in additional areas are being released as we complete our cable plant upgrade and add other necessary equipment to support the high-speed data business in those new areas. Homes released do not include multiple dwelling units passed by the cable plant that are not connected to it.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Annual Report contains or incorporates by reference statements that constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995, including restructuring charges, availability under credit facilities, levels of capital expenditures, sources of funds and funding requirements, among others. Investors are cautioned that such forward looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward looking statements as a result of various factors. Factors that may cause such differences to occur include but are not limited to:

  •
  the level of our revenues;
  •
  subscriber demand and growth, including demand for and growth of our digital cable service, which are impacted by competition from other services, such as DBS, and the other factors set forth below;
  •
  the cost of programming and industry conditions;
  •
  the regulatory environment in which we operate;
  •
  general economic conditions in the areas in which we operate;
  •
  demand for advertising time and space;
  •
  the level of capital expenditures;
  •
  the level of our expenses, including costs of our new services, such as expenses related to the introduction of our digital services;
  •
  pending and future acquisitions and dispositions of assets;
  •
  market demand for new services;
  •
  whether any pending uncompleted transactions, are completed on the terms and at the times set forth (if at all);
  •
  competition from existing competitors and new competitors entering our franchise areas;
  •
  other risks and uncertainties inherent in the cable television business, the programming and entertainment businesses and our other businesses;
  •
  financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate; and
  •
  the factors described in our filings with the Securities and Exchange Commission, including the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein.

        We disclaim any obligation to update or revise the forward-looking statements contained or incorporated by reference herein, except as otherwise required by applicable federal securities laws.

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

The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Restructuring Charges:

        In 2001, the Company recorded a charge to income representing the cost of restructuring its operations. The costs included in the charge principally consisted of employee termination costs, such as severance pay and outplacement services, and provisions for lease termination costs, including an estimate of costs incurred during a projected vacancy period, estimated brokerage commissions and tenant allowances.

        In 2002, the Company announced a new operating plan and restructuring which included the closing of 26 retail electronics store locations, the elimination of certain staff positions, the reduction of capital expenditures and the disposition of its motion picture theater business. Additionally, the Company reached an agreement with its supplier of set top boxes which reduced the Company's purchase commitments for set top boxes from $378.5 million in 2002, $378.5 million in 2003, and $567.8 million in 2004 to a total remaining commitment of $87.5 million in 2002 and nothing thereafter and requires the Company to make certain other cash payments aggregating $50.0 million plus interest on a portion of such amount with respect to, among other things, a license for certain software (valued at $17.5 million based on an independent appraisal). In connection with this plan, the Company recorded restructuring charges, which include employee termination costs, such as severance pay and outplacement services costs, and provisions for lease termination costs including an estimate of costs incurred during a projected vacancy period, estimated brokerage commissions and tenant allowances and other related costs and the cost associated with the reduction in required digital set top box commitments.

        Costs related to employee terminations are estimated on an individual by individual basis, giving effect to the announced severance plan. Costs for lease terminations are projected in consultation with real estate professionals. Actual lease termination costs may differ from these estimates as a result of changes in market conditions.

        Changes in estimates, as the plan is implemented and additional facts are gathered, are reflected in current operations as adjustments to the restructuring charges, separately reported and identified.

Impairment of Long-Lived Assets:

        The Company's long-lived assets at December 31, 2002 include excess costs over fair value of net assets acquired of approximately $1.4 billion, approximately $1.2 billion of other intangible assets and approximately 4.6 billion of property, plant and equipment. Such assets accounted for approximately 69% of the Company's consolidated total assets.

        In assessing the recoverability of the Company's goodwill and other intangibles the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or material related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and was required to analyze its goodwill for impairment issues during the first six months of fiscal 2002, and then on a periodic basis thereafter. During the years ended December 31, 2001 and 2000, the Company recorded an impairment loss of $99.9 million and $47.5 million representing the balance of goodwill related to certain theaters of Clearview Cinemas. In 2002, the Company recorded an impairment loss of $43.2 million representing the write down of fixed assets relating to the Company's retail electronics business.

Valuation of Deferred Tax Assets:

        Deferred tax assets have resulted primarily from the Company's historical net operating losses. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will be realized. The Company's ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the utilization of its net operating loss carry forwards and deductible temporary differences. If such estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company's consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly. In 2001 and 2000, the Company's income tax expense reflected reductions in the valuation allowances related to its net deferred tax assets of $410 million and $223 million, respectively. In 2002, the income tax benefit of the Company reflects an increase in the valuation allowance of $59 million. At the end of the second quarter, NBC exchanged part of its interest in Rainbow Media Holdings for shares of Rainbow Media Group common stock. As a result of this exchange, Rainbow Media Holdings became a member of the consolidated federal income tax return of the Company. The exchange was accounted for under the purchase method of accounting. Accordingly, the valuation allowance was reduced to zero, resulting in a reduction to the recorded goodwill, without any income statement benefit.

Plant and Equipment:

        The direct costs and a portion of certain indirect costs, such as employee benefits, facilities and warehousing, associated with the construction of the Company's cable transmission and distribution system and the provision of new cable service installations, are capitalized. Certain of these costs are based on estimates of activity levels and other historical statistics. These estimates are evaluated at least semi-annually, and any changes that result, which may be significant, are reflected in the results of operations in the period in which the evaluations are performed.

Recent Transactions

        2002 Transactions. In December 2002, the Company completed the sale of Rainbow Media Holdings' interest in the Bravo programming service to NBC in exchange for NBC's minority interest in Rainbow Media Holdings, increasing the Company's ownership to 100%.

        In March 2002, Rainbow Media Holdings acquired Loral Space and Communications' 50% interest in R/L DBS increasing Rainbow Media Holdings' ownership of R/L DBS to 100%.

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

        In October 2000, Rainbow Media Holdings completed the sale of its Bravo Latin America programming business.

        In September 2000, CSC Holdings completed the sale of its cable television system serving Kalamazoo, Michigan.

        In August 2000, Sterling Digital was acquired by CSC Holdings from Charles F. Dolan.

        In August 2000, Rainbow Media Holdings purchased the remaining interests in News 12 New Jersey LLC that it did not already own from the Newark Morning Ledger Co.

        In May 2000, Rainbow Media Holdings acquired the 50% interest in MuchMusic USA held by Chum Limited, increasing Rainbow Media Holdings' ownership to 100%.

        In January 2000, Regional Programming Partners acquired the 70% interest in SportsChannel Florida Associates held by Front Row Communications, Inc., increasing Regional Programming Partners' ownership to 100%.

        The above transactions completed in 2002, 2001 and 2000 are collectively referred to as the "Transactions."

Results of Operations—Cablevision Systems Corporation

        The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA

	Years Ended December 31,
	2002		2001
	Amount	% of Net Revenues	Amount	% of Net Revenues	Increase (Decrease) in Net Income
	(dollars in thousands)
Revenues, net	$4,003,407	100%	$3,879,383	100%	$124,024
Operating expenses:
Technical and operating	1,665,789	42	1,660,661	43	(5,128)
Retail electronics cost of sales	256,487	6	306,187	8	49,700
Selling, general & administrative	1,022,761	26	1,009,894	26	(12,867)
Restructuring charges	79,336	2	52,942	1	(26,394)
Depreciation and amortization	911,042	23	1,011,566	26	100,524

Operating income (loss)	67,992	2	(161,867)	(4)	229,859
Other income (expense):
Interest expense, net	(487,113)	(12)	(523,033)	(13)	35,920
Equity in net loss of affiliates	(42,672)	(1)	(67,996)	(2)	25,324
Gain on sale of cable assets and programming interests, net	—	—	2,175,927	56	(2,175,927)
Impairment charges on At Home investment	—	—	(108,452)	(3)	108,452
Gain (loss) on investments, net	(891,438)	(22)	109,355	3	(1,000,793)
Write-off of deferred financing costs	(6,931)	—	(18,770)	—	11,839
Gain on derivative contracts, net	924,037	23	281,752	7	642,285
Loss on extinguishment of debt	(17,237)	—	(15,348)	—	(1,889)
Gain on termination of At Home agreement	—	—	25,190	1	(25,190)
Minority interests	(222,365)	(6)	(371,683)	(10)	149,318
Miscellaneous, net	(22,936)	(1)	(17,333)	—	(5,603)

Income (loss) from continuing operations before taxes	(698,663)	(17)	1,307,742	34	(2,006,405)
Income tax benefit (expense)	137,814	3	(225,242)	(6)	363,056

Income (loss) from continuing operations	(560,849)	(14)	1,082,500	28	(1,643,349)
Income (loss) from discontinued operations, net of taxes (including gain on sale of programming interests of $663,352 in 2002)	650,961	16	(74,767)	(2)	725,728

Net income	$90,112	2%	$1,007,733	26%	$(917,621)

	Years Ended December 31,
	2001		2000
	Amount	% of Net Revenues	Amount	% of Net Revenues	Increase (Decrease) in Net Income
	(dollars in thousands)
Revenues, net	$3,879,383	100%	$3,924,495	100%	$(45,112)
Operating expenses:
Technical and operating	1,660,661	43	1,607,378	41	(53,283)
Retail electronics cost of sales	306,187	8	301,665	8	(4,522)
Selling, general & administrative	1,009,894	26	1,066,680	27	56,786
Restructuring charges	52,942	1	—	—	(52,942)
Depreciation and amortization	1,011,566	26	941,657	24	(69,909)

Operating income (loss)	(161,867)	(4)	7,115	—	(168,982)
Other income (expense):
Interest expense, net	(523,033)	(13)	(557,289)	(14)	34,256
Equity in net loss of affiliates	(67,996)	(2)	(16,685)	—	(51,311)
Gain on sale of cable assets and programming interests, net	2,175,927	56	1,209,865	31	966,062
Impairment charges on At Home investment	(108,452)	(3)	(139,682)	(4)	31,230
Gain (loss) on investments, net	109,355	3	(6,747)	—	116,102
Write-off of deferred financing costs	(18,770)	—	(5,209)	—	(13,561)
Gain on derivative contracts, net	281,752	7	—	—	281,752
Loss on extinguishment of debt	(15,348)	—	—	—	(15,348)
Gain on termination of At Home agreement	25,190	1	—	—	25,190
Minority interests	(371,683)	(10)	(159,838)	(4)	(211,845)
Miscellaneous, net	(17,333)	—	(9,520)	—	(7,813)

Income from continuing operations before taxes	1,307,742	34	322,010	8	985,732
Income tax expense	(225,242)	(6)	(33,852)	(1)	(191,390)

Income from continuing operations	1,082,500	28	288,158	7	794,342
Loss from discontinued operations, net of taxes	(74,767)	(2)	(58,905)	(2)	(15,862)

Net income	$1,007,733	26%	$229,253	6%	$778,480

Comparison of Year Ended December 31, 2002 Versus Year Ended December 31, 2001.

        Revenues, net for the year ended December 31, 2002 increased $124.0 million (3%) as compared to revenues for the prior year. The net increase is attributable to the following:

(dollars in millions)
Increase in revenue from developing high-speed data and telephone businesses	$154.5
Increased revenue in Rainbow Media Holdings' programming services excluding those of Madison Square Garden*	114.1
Decrease in retail electronics sales from continuing operations	(77.0)
Decrease in revenue recognized in connection with the warrants previously received from At Home Corporation	(66.9)
Higher revenue per cable television subscriber	58.6
Decrease in Madison Square Garden's revenue *	(51.2)
Increase in bad debt expense associated with the bankruptcy of Adelphia Communications	(16.3)
Other net increases	8.2

$124.0

*
Amounts exclude the effects of the increase in bad debt expense related to Adelphia Communications.

        Technical and operating expenses for 2002 increased $5.1 million compared to 2001. The net increase resulted primarily from increased costs directly associated with the growth in revenues referred to above, partially offset by decreased costs at Madison Square Garden (See Madison Square Garden discussion below) and a reduction in management bonuses of $3.3 million. As a percentage of revenues, technical and operating expenses decreased 1% during 2002 as compared to 2001.

        Retail electronics cost of sales amounted to approximately $256.5 million (88% of retail electronics sales) for 2002 compared to approximately $306.2 million (83% of retail electronics sales) for 2001. Cost of sales includes the cost of merchandise sold, including freight costs incurred and certain occupancy and buying costs, for the Company's retail electronics segment. The increase in cost of sales, as a percentage of revenues, is primarily attributable to lower consumer pricing and the liquidation of discontinued, repaired and returned merchandise in the distribution center.

        Selling, general and administrative expenses increased $12.9 million (1%) for 2002 as compared to 2001. The net increase for 2002 was comprised of a $17.2 million increase related to a long-term incentive plan, a $3.4 million increase in expenses related to the Company's stock plan and a $22.8 million net increase resulting primarily from additional sales and marketing costs. These increases were partially offset by a decrease of approximately $30.5 million due to reductions in management bonuses. As a percentage of revenues, selling, general and administrative expenses remained constant in 2002 compared to 2001. Excluding the effects of the stock plan and the long-term incentive plan, as a percentage of revenues such costs decreased 1% during 2002 as compared to 2001.

        Restructuring charges amounted to $79.3 million in 2002 and $52.9 million in 2001. The 2002 amount is comprised of a $5.1 million increase relating to the 2001 restructuring and $74.2 million of new provisions relating to the 2002 restructuring. Such charges include expenses associated with the elimination of positions, including severance, outplacement costs and other related costs, and facility realignment, and the 2002 restructuring also includes $32.5 million associated with the reduction in required digital set top box commitments.

        Depreciation and amortization expense decreased $100.5 million (10%) for 2002 as compared to 2001. A decrease of approximately $277.7 million resulted from the Company's adoption of Statement 142 as of January 1, 2002 where certain intangible assets are no longer amortized. Partially offsetting this decrease were net increases of approximately $134.0 million due primarily to depreciation of new plant assets and amortization of acquired intangibles and approximately $43.2 million due to the write down of certain fixed assets of the retail electronics segment.

        Net interest expense decreased $35.9 million (7%) during 2002 compared to 2001. The net decrease was primarily attributable to lower interest rates and an increase in interest income, partly offset by higher overall average debt balances.

        Equity in net loss of affiliates decreased to $42.7 million in 2002 from $68.0 million in 2001. Such amounts consist of the Company's share of the net income or loss of certain businesses in which the Company has varying minority ownership interests.

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

        Impairment charges on At Home investment of $108.5 million for the year ended December 31, 2001 reflects an other-than-temporary decline in the fair value of the Company's At Home warrants which reduced the carrying value to zero at December 31, 2001.

        Gain (loss) on investments, net for the years ended December 31, 2002 and 2001 consists of the following:

	Years Ended December 31,
	2002	2001
	(dollars in millions)
Change in the fair value of Charter Communications, Adelphia Communications, AT&T, AT&T Wireless, Comcast, and General Electric common stock	$(884.1)	$(176.6)
Gain recognized in connection with the reclassification of the shares of Charter Communications and Adelphia Communications common stock from securities available-for-sale to trading securities upon the adoption of SFAS 133	—	286.4
Loss on various other investments	(7.3)	(.4)

	$(891.4)	$109.4

        Write-off of deferred financing costs of $6.9 million in 2002 and $18.8 million in 2001 consist principally of costs written off in connection with amendments to, or termination of, the Company's credit agreements and the redemption of the Company's senior subordinated notes.

        Gain on derivative contracts, net for the years ended December 31, 2002 and 2001 consists of the following:

	Years Ended December 31,
	2002	2001
	(dollars in millions)
Unrealized gains due to the change in fair value of the Company's prepaid forward contracts relating to the AT&T, AT&T Wireless, Comcast, Charter Communications and Adelphia Communications shares	$551.5	$250.4
Realized gains on prepaid forward contracts relating to Adelphia Communications shares	256.6	—
Unrealized and realized gains on interest rate swap contracts	115.9	31.4

	$924.0	$281.8

        Loss on extinguishment of debt amounted to $17.2 million in 2002 and $15.3 million in 2001. The 2002 loss resulted from the settlement of the Company's collateralized indebtedness relating to the monetization of its shares of Adelphia Communications common stock. The 2001 loss consists principally of the premium paid to redeem the Company's $300 million face value 9 1/4% senior subordinated notes due 2005 and its $150 million face value 9 7/8% senior subordinated notes due 2006.

        Gain on termination of At Home agreement of $25.2 million in 2001 consists primarily of the recognition of the remaining unamortized deferred revenue at December 31, 2001 relating to warrants previously received from At Home.

        Minority interests for the years ended December 31, 2002 and 2001 include CSC Holdings' preferred stock dividend requirements; Fox Sports Networks' 40% share of the net income or loss of Regional Programming Partners; MGM's 20% share of the net income or loss of AMC, Bravo (through December 7, 2002), The Independent Film Channel and WE: Women's Entertainment; and NBC's share of the net income or loss of Rainbow Media Holdings through December 7, 2002.

        Net miscellaneous expense increased to $22.9 million for 2002 compared to $17.3 million for 2001. The increase was due primarily to increased losses on the disposal of certain fixed assets.

        Income tax benefit attributable to continuing operations of $137.8 million in 2002 resulted primarily from the pretax loss, partially offset by an increase in the valuation allowance of $59.2 million. Income tax expense attributable to continuing operations of $225.2 million in 2001 resulted primarily from the Transactions, partially offset by a decrease in the valuation allowance of $410.4 million.

        Income (loss) from discontinued operations, net of taxes includes the net operating results of the Bravo programming business which was sold in December 2002 and includes the gain on the Bravo sale of $663.4 million, the operating results of the Company's theater operations business which is classified as held for sale, and the losses relating to 26 retail electronics store locations which were closed in 2002.

Business Segments Results—Cablevision Systems Corporation

        The Company classifies its business interests into four segments:

  •
  Telecommunications Services, consisting principally of its cable television, telephone and high-speed data services operations;

  •
  Rainbow, consisting principally of interests in national and regional cable television programming networks;

  •
  Madison Square Garden, which owns and operates professional sports teams, regional cable television networks, live productions and entertainment venues; and

  •
  Retail Electronics, which represents the operations of Cablevision Electronics Investments' retail electronics stores.

        The Company allocates certain costs to each segment based upon their proportionate estimated usage of services. The financial information for the segments does not include inter-segment eliminations.

Telecommunications Services

        The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for the Company's telecommunications services segment.

	Years Ended December 31,
	2002		2001
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)
Revenues, net	$2,419,506	100%	$2,275,525	100%
Technical and operating expenses	971,385	40	908,031	40
Selling, general and administrative expenses	466,100	19	450,490	20
Restructuring charges	47,388	2	7,862	—
Depreciation and amortization	576,145	24	706,237	31

Operating income	$358,488	15%	$202,905	9%

        Revenues for the year ended December 31, 2002 increased $144.0 million (6%) as compared to revenues for the prior year. The net increase is attributable to the following:

(dollars in millions)
Increase in revenue from developing high-speed data and telephone businesses	$154.5
Decrease in revenue recognized in connection with the warrants previously received from At Home	(66.9)
Higher revenue per cable television subscriber	58.6
Other net decreases	(2.2)

$144.0

        Technical and operating expenses for 2002 increased $63.4 million (7%) compared to 2001. The increase was directly associated with the growth in revenues referred to above, partially offset by a reduction in management bonuses of $3.3 million. As a percentage of revenues, technical and operating expenses remained relatively constant during 2002 as compared to 2001.

        Selling, general and administrative expenses increased $15.6 million (3%) for 2002 as compared to 2001. The net increase for 2002 was comprised of net increases of $27.3 million primarily attributable to increased administrative, sales and marketing and customer service costs and approximately $6.2 million attributable to higher expenses relating to a long-term incentive plan, partially offset by a reduction in management bonuses of $17.2 million and a decrease of $0.7 million attributable to lower expenses relating to a stock plan. As a percentage of revenues, selling, general and administrative expenses decreased 1% for 2002 as compared to 2001. Excluding the effects of the stock plan and the long-term incentive plan, as a percentage of revenues such costs also decreased 1%.

        Restructuring charges amounted to $47.4 million in 2002 and $7.9 million in 2001. The 2002 amount is comprised of a $2.2 million increase relating to the 2001 restructuring and $45.2 million of new provisions relating to the 2002 restructuring. Such charges include expenses associated with the elimination of positions, including severance, outplacement costs and other related costs, and facility realignment and for the 2002 restructuring includes $32.5 million associated with the reduction in required digital set top box commitments.

        Depreciation and amortization expense decreased $130.1 million (18%) for 2002 as compared to 2001. A decrease of approximately $234.9 resulted from the Company's adoption of Statement 142 as of January 1, 2002 where certain intangible assets are no longer amortized. Partially offsetting this decrease were net increases of approximately $104.8 million due primarily to depreciation of new plant assets.

Rainbow

        The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's Rainbow segment.

	Years Ended December 31,
	2002		2001
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)
Revenues, net	$653,378	100%	$554,579	100%
Technical and operating expenses	307,110	47	290,247	52
Selling, general and administrative expenses	262,581	40	231,929	42
Restructuring charges (credits)	(4,478)	(1)	11,670	2
Depreciation and amortization	67,342	10	55,004	10

Operating income (loss)	$20,823	3%	$(34,271)	(6)%

        Revenues for the year ended December 31, 2002 increased $98.8 million (18%) as compared to revenues for the prior year. Approximately $83.4 million of the increase was attributed to growth in programming network subscribers and rate increases, and approximately $30.7 million of the increase was due primarily to higher advertising revenue. These increases were partially offset by a decrease of $15.3 million resulting from bad debt expense recognized in connection with the bankruptcy of Adelphia Communications.

        Technical and operating expenses for the year ended December 31, 2002 increased $16.9 million (6%) compared to 2001. These increased costs are directly associated with the net increases in revenue discussed above. As a percentage of revenues, such costs decreased 5% during 2002 as compared to 2001.

        Selling, general and administrative expenses increased $30.7 million (13%) for 2002 compared to 2001. The net increase was comprised of an increase of $20.3 million resulting from higher sales, marketing, advertising and other general cost increases, an increase of $6.3 million in charges related to a long-term incentive plan and an increase of $4.1 million in charges related to a stock plan. As a percentage of revenues, selling, general and administrative expenses decreased 2% in 2002 compared to 2001. Excluding the effects of the stock plan and the long-term incentive plan, such expenses decreased 4% as a percentage of revenue during 2002 as compared to 2001.

        Restructuring charges (credit) amounted to a credit of $(4.5) million in 2002 and charge of $11.7 million in 2001. The 2002 credit is comprised of a reduction of $6.1 million in a facility lease obligation as a result of the Bravo transaction and a $1.6 million charge relating to the 2002 restructuring plan. Such charges include expenses associated with the elimination of positions, including severance, outplacement costs and other related costs, and facility realignment.

        Depreciation and amortization expense increased $12.3 million (22%) for the year ended December 31, 2002 when compared to 2001. An increase of approximately $18.1 million resulted from depreciation of new fixed assets and amortization of acquired intangibles. Partially offsetting these increases was a net decrease of $5.8 million which resulted from the Company's adoption of Statement 142 as of January 1, 2002 where certain intangible assets are no longer amortized.

Madison Square Garden

        The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for Madison Square Garden.

	Years Ended December 31,
	2002		2001
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)
Revenues, net	$789,677	100%	$841,912	100%
Technical and operating expenses	530,787	67	612,891	73
Selling, general and administrative expenses	141,760	18	143,113	17
Restructuring charges	550	—	2,750	—
Depreciation and amortization	60,167	8	96,259	11

Operating income (loss)	$56,413	7%	$(13,101)	(2)%

        Revenues for the year ended December 31, 2002 decreased $52.2 million (6%) as compared to revenues for the prior year. These declines were largely attributable to lower revenues at MSG Networks resulting from lower affiliate rates and a decline in advertising revenues, primarily from the absence of the telecast of New York Yankee games which ceased at the conclusion of the 2001 baseball season, as well as the loss of fees associated with the resale of New York Yankee games to broadcast television. In addition, lower revenues reflect fewer events at Madison Square Garden, the absence of Knicks playoff revenues, and the absence of a touring show that ended in 2001. Partially offsetting these declines were higher attendance at Radio City Entertainment's Christmas Show presented at cities outside of New York, due primarily to the show's presentation in two additional cities, as well as higher sales resulting from additional events at Radio City Music Hall, an event which took place in part outside the Company's venues in 2002 with no comparable event in 2001, and higher Knicks regular season revenues attributable to ticket price increases and the team's share of higher league-wide television revenue. The Company's Christmas Spectacular show at Radio City Music Hall achieved comparable results in 2002 as compared to 2001 despite the cancellation of the January 2002 performances resulting from a decline in New York City tourism following the September 11th tragedy.

        Technical and operating expenses for the year ended December 31, 2002 decreased $82.1 million (13%) as compared to 2001. This decline is primarily attributable to lower operating costs at MSG Networks mostly due to the absence of the costs to telecast the New York Yankee games, lower provisions for certain player transactions, a decrease in costs directly associated with the changes in revenue discussed above, lower Knicks team compensation, as well as lower luxury tax. Following the audit of all National Basketball Association (NBA) clubs, the NBA announced that there would be no luxury tax assessment for the 2001/2002 season. Accordingly, a credit was recorded in the second quarter of 2002 reflecting the reversal of prior provisions that had been recorded in anticipation of the tax assessment.

        These declines were partially offset by the absence of a $30 million credit recorded in 2001 as a result of the settlement of certain litigation with the New York Yankees, LP. Other items partially offsetting the declines were higher Rangers team salaries, as well as higher theatrical development costs.

        Selling, general and administrative expenses for the year ended December 31, 2002 decreased $1.4 million (1%) as compared to the 2001 level. This decrease is due primarily to the absence of a provision recorded in 2001 for severance, a decline in legal fees associated with the YankeeNets litigation, as well as an increase in Madison Square Garden's proportionate share of a credit related to Cablevision's stock plan. These items were partially offset by an increase in Madison Square Garden's proportionate share of the expense related to Cablevision's long-term incentive plan, higher professional, marketing and business development fees, as well as other general cost increases.

        Restructuring charges of $2.8 million in 2001 represent the expenses associated with the elimination of positions, including severance and outplacement costs. The charges of $0.5 million in 2002 represent employee severance payments made in excess of accrued balances.

        Depreciation and amortization expense for the year ended December 31, 2002 decreased $36.1 million (37%) as compared to 2001 due primarily to lower amortization expense relating to the implementation of Statement 142.

Retail Electronics

        The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for the Company's retail electronics segment, Cablevision Electronics. These results exclude the results of the 26 stores closed in 2002 in connection with the 2002 restructuring plan.

	Years Ended December 31,
	2002		2001
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)
Revenues, net	$292,969	100%	$369,995	100%
Cost of sales	256,487	88	306,187	83
Selling, general and administrative expenses	119,468	41	127,434	34
Restructuring charges	3,021	1	13,720	4
Depreciation and amortization	54,889	19	23,923	6

Operating loss	$(140,896)	(48)%	$(101,269)	(27)%

        Revenues for the year ended December 31, 2002 decreased $77.0 million (21%) to approximately $293.0 million, compared to revenues of approximately $370.0 million for the year ended December 31, 2001. The decrease for the year ended December 31, 2002 was comprised of a $73.6 million decrease in comparable store sales and a net decrease of $3.4 million in other non-store sales.

        Cost of sales for the year ended December 31, 2002 amounted to approximately $256.5 million (88% of revenues) compared to costs of sales of $306.2 million (83% of revenues) for the year ended December 31, 2001. Such costs include the cost of merchandise sold, including freight costs incurred as well as certain occupancy and buying costs. The increase in cost of sales, as a percentage of revenues, is primarily attributable to lower consumer pricing and the liquidation of discontinued, repaired and returned merchandise in the distribution center.

        Selling, general and administrative expenses amounted to approximately $119.5 million (41% of revenues) for the year ended December 31, 2002 and $127.4 million (34% of revenues) for the year ended December 31, 2001. Selling, general and administrative expenses consist of retail store expenses (excluding certain store occupancy costs), salaries and commissions of store personnel, advertising expenses, operation of the distribution center and corporate support functions other than buying. The increase in selling, general and administrative expenses, as a percentage of revenues, is primarily attributable to decreased sales volume.

        Restructuring charges of $3.0 million in 2002 represent adjustments to the estimated costs related to the 2001 restructuring plan. The restructuring charges of $13.7 million in 2001 represent the expenses associated with the elimination of positions, including severance and outplacement costs, and facility realignment.

        Depreciation and amortization expense amounted to approximately $54.9 million (19% of revenues) for the year ended December 31, 2002 and $23.9 million (6% of revenues) for the year ended December 31, 2001. The net increase in 2002 resulted primarily from impairment losses of $43.2 million relating to fixed assets whose carrying value exceeded the estimated fair value based on discounted future cash flows, partially offset by a decrease in depreciation expense due to assets becoming fully depreciated in 2001.

Comparison of Year Ended December 31, 2001 Versus Year Ended December 31, 2000.

Consolidated Results—Cablevision Systems Corporation

        Revenues, net for the year ended December 31, 2001 decreased $45.1 million (1%) as compared to revenues for the prior year. The net decrease is attributable to the following:

(dollars in millions)
Decrease in revenue attributable to the Transactions	$(257.4)
Increase in revenue from developing high-speed data and telephone businesses	112.9
Decrease in retail electronics sales from continuing operations	(16.6)
Higher revenue per cable television subscriber	71.9
Increased revenue in Rainbow Media Holdings' programming services excluding Madison Square Garden	59.5
Decrease in Madison Square Garden's revenue	(34.5)
Increased revenue attributable to internal growth in the average number of cable television subscribers	25.5
Increase in deferred revenue recognized in connection with the warrants previously received from At Home	6.9
Other net decreases	(13.3)

$(45.1)

        Technical and operating expenses for 2001 increased $53.3 million (3%) compared to 2000. An increase of $139.8 million resulted from increased costs directly associated with the growth in revenues and subscribers referred to above and an increase of $48.8 million resulted from costs relating to certain Knicks player transactions at Madison Square Garden. These increases were partially offset by decreases of approximately $105.3 million attributable to the Transactions and a $30.0 million decrease attributable to a settlement from YankeeNets (see discussion below). As a percentage of revenues, technical and operating expenses increased 2% during 2001 as compared to 2000.

        Retail electronics cost of sales amounted to approximately $306.2 million (83% of retail electronics sales) for 2001 compared to approximately $301.7 million (80% of retail electronics sales) for 2000. Cost of sales includes the cost of merchandise sold, including freight costs incurred and certain occupancy and buying costs, for the Company's retail electronics segment.

        Selling, general and administrative expenses decreased $56.8 million (5%) for 2001 as compared to 2000. The net decrease for 2001 was comprised of a $109.2 million decrease in expenses related to the Company's stock plan, a $10.3 million decrease related to a long-term incentive plan (as the criteria for the payout of certain awards were not satisfied), a decrease of approximately $52.3 million attributable to the Transactions and a decrease of approximately $3.5 million due to lower Year 2000 remediation costs. These decreases were partially offset by increases of approximately $118.5 million that resulted primarily from additional customer service, sales and marketing and administrative costs. As a percentage of revenues, selling, general and administrative expenses decreased 1% in 2001 compared to 2000. Excluding the effects of the stock plan, the long-term incentive plan and the Year 2000 remediation costs, as a percentage of revenues such costs increased 2% during 2001 as compared to 2000.

        Restructuring charges of $52.9 million in 2001 represent the expenses associated with the elimination of approximately 600 positions, including severance and outplacement costs, and facility realignment.

        Depreciation and amortization expense increased $69.9 million (7%) for 2001 as compared to 2000. Approximately $91.4 million of the net increase was due primarily to depreciation of new plant assets, partially offset by decreases from certain intangible assets becoming fully amortized, a decrease of $11.2 million which resulted from the Transactions and a decrease of $10.3 million in write-offs of capitalized software costs.

        Net interest expense decreased $34.3 million (6%) during 2001 compared to 2000. The net decrease was primarily attributable to lower interest rates and an increase in interest income, partly offset by higher overall average debt balances.

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

        Impairment charges on At Home investment of $108.5 million and $139.7 million for the years ended December 31, 2001 and 2000, respectively, reflect other-than-temporary declines in the fair value of the Company's At Home warrants.

        Gain (loss) on investments, net for the years ended December 31, 2001 and 2000 consists of the following:

	Years Ended December 31,
	2001	2000
	(dollars in millions)
Change in the fair value of Charter Communications, Adelphia Communications, AT&T and AT&T Wireless common stock	$(176.6)	$—
Gain recognized in connection with the reclassification of the shares of Charter Communications and Adelphia Communications common stock from securities available-for-sale to trading securities upon the adoption of SFAS 133	286.4	—
Loss on various other investments	(.4)	(6.7)

	$109.4	$(6.7)

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

        Loss on extinguishment of debt of $15.3 million in 2001 consists principally of the premium paid to redeem the Company's $300 million face value 9 1/4% senior subordinated notes due 2005 and its $150 million face value 9 7/8% senior subordinated notes due 2006.

        Gain on termination of At Home agreement of $25.2 million consists primarily of the recognition of the remaining unamortized deferred revenue at December 31, 2001 relating to warrants previously received from At Home.

        Minority interests for the year ended December 31, 2001 include CSC Holdings' preferred stock dividend requirements, Fox Sports Networks' share of the net loss of Regional Programming Partners, MGM's share of the net income or loss of AMC, The Independent Film Channel and WE: Women's Entertainment and NBC's share of the net income of Rainbow Media Holdings. For 2000, minority interests include CSC Holdings' preferred stock dividend requirements, Fox Sports Networks' share of the net income of Regional Programming Partners and NBC's share of the net loss of Rainbow Media Holdings.

        Net miscellaneous expense increased to $17.3 million for 2001 compared to $9.5 million for 2000. The increase was due primarily to increased losses on the disposal of certain fixed assets.

        Income tax expense attributable to continuing operations amounted to $225.2 million and $33.9 million in 2001 and 2000, respectively, and resulted primarily from the Transactions, partially offset by a decrease in the valuation allowance of $410.4 million and $223.3 million in 2001 and 2000, respectively.

        Loss from discontinued operations, net of taxes includes the net operating results of the Bravo programming business which was sold in December 2002, the losses of the Company's theater operations business which is classified as held for sale and the losses relating to 26 retail electronics store locations which were closed in 2002.

Business Segments Results—Cablevision Systems Corporation

Telecommunications Services

        The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for the Company's telecommunications services segment.

	Years Ended December 31,
	2001		2000
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)
Revenues, net	$2,275,525	100%	$2,328,194	100%
Technical and operating expenses	908,031	40	929,531	40
Selling, general and administrative expenses	450,490	20	508,761	22
Restructuring charges	7,862	—	—	—
Depreciation and amortization	706,237	31	644,485	28

Operating income	$202,905	9%	$245,417	11%

        Revenues for the year ended December 31, 2001 decreased $52.7 million (2%) as compared to revenues for the prior year. The net decrease is attributable to the following:

(dollars in millions)
Decrease in revenue attributable to the Transactions	$(259.6)
Increase in revenue from developing high-speed data and telephone businesses	112.9
Higher revenue per cable television subscriber	71.9
Increased revenue attributable to internal growth in the average number of cable television subscribers	25.5
Increase in deferred revenue recognized in connection with the warrants previously received from At Home	6.9
Other net decreases	(10.3)

$(52.7)

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

        Selling, general and administrative expenses decreased $58.3 million (11%) for 2001 as compared to 2000. The net decrease for 2001 consisted of decreases of $53.6 million which resulted from the Transactions, $55.4 million attributable to lower expenses relating to a stock plan, and $5.2 million attributable to lower expenses relating to a long-term incentive plan (as the criteria for the payout of certain awards were not satisfied), partially offset by increases in various costs aggregating $55.9 million, primarily attributable to the Company's developing high-speed data business. As a percentage of revenues, selling, general and administrative expenses decreased 2% for 2001 compared to 2000. Excluding the effects of the stock plan and the long-term incentive plan, as a percentage of revenues such costs increased 1% during 2001 compared to 2000.

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

Rainbow

        The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's Rainbow segment.

	Years Ended December 31,
	2001		2000
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)
Revenues, net	$554,579	100%	$491,783	100%
Technical and operating expenses	290,247	52	232,145	47
Selling, general and administrative expenses	231,929	42	237,530	48
Restructuring charges	11,670	2	—	—
Depreciation and amortization	55,004	10	70,832	14

Operating loss	$(34,271)	(6)%	$(48,724)	(10)%

        Revenues for the year ended December 31, 2001 increased $62.8 million (13%) as compared to revenues for the prior year. Approximately $60.9 million of the increase was attributed to growth in programming network subscribers and rate increases, and approximately $3.7 million of the increase was due primarily to the Transactions. These increases were partially offset by a decrease of $1.8 million due to lower advertising revenue.

        Technical and operating expenses for the year ended December 31, 2001 increased $58.1 million (25%) compared to 2000. Approximately $44.0 million of the increase resulted from increased costs directly associated with the net increases in revenues discussed above and the remaining $14.1 million increase was directly attributable to the Transactions. As a percentage of revenues, such costs increased 5% during 2001 compared to 2000.

        Selling, general and administrative expenses decreased $5.6 million (2%) for 2001 compared to 2000. The net decrease was comprised of a decrease of $34.7 million in charges related to a stock plan of Cablevision and a decrease of $1.6 million in charges related to a long-term incentive plan of Cablevision, partially offset by an increase of approximately $17.3 million resulting from higher sales, marketing, advertising and other general cost increases and an increase of approximately $13.4 million attributable to the Transactions. As a percentage of revenues, selling, general and administrative expenses decreased 6% in 2001 compared to 2000. Excluding the effects of the stock plan and the long-term incentive plan, as a percentage of revenue, such expenses increased 1% during 2001 as compared to 2000.

        Restructuring charges of $11.7 million in 2001 represent the expenses associated with facility realignment.

        Depreciation and amortization expense decreased $15.8 million (22%) for the year ended December 31, 2001 when compared to 2000 due primarily to certain intangible assets being fully amortized during 2000.

Madison Square Garden

        The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for Madison Square Garden.

	Years Ended December 31,
	2001		2000
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)
Revenues, net	$841,912	100%	$876,397	100%
Technical and operating expenses	612,891	73	579,417	66
Selling, general and administrative expenses	143,113	17	140,390	16
Restructuring charges	2,750	—	—	—
Depreciation and amortization	96,259	11	114,537	13

Operating income (loss)	$(13,101)	(2)%	$42,053	5%

        Revenues for the year ended December 31, 2001 decreased $34.5 million (4%) as compared to revenues for the prior year. This decline was primarily attributable to lower sales resulting from a change in the mix of events presented at MSG's arena, together with fewer shows at Radio City Music Hall. As a result of a decline in New York City tourism, attendance was also lower at the Company's holiday shows at Radio City Music Hall and the Theater at Madison Square Garden. In addition, revenues were lower as a show tour ended in April 2001. Knicks playoff revenues were lower in 2001 as the team was eliminated in the first round of the NBA playoffs as compared to advancing to the third round in the same period of the prior year and the Rangers revenues were lower in 2001 due to the receipt of National Hockey League expansion revenue in 2000. Partially offsetting these declines were higher revenues for Radio City Entertainment's Christmas Show performances outside New York City, as well as higher revenues at MSG Networks primarily resulting from increased affiliate fees, partially offset by a decline in advertising revenues.

        Technical and operating expenses for the year ended December 31, 2001 increased $33.5 million (6%) over the same 2000 period. This increase is primarily due to provisions recorded in 2001 for certain player transactions, higher team compensation, as well as higher contractual rights expense in MSG Networks. Commencing with the 2001/2002 season, Knick player compensation, as well as the provision for certain player transactions, includes a provision for a luxury tax which was expected to be owed to the NBA at the end of the season. Partially offsetting this increase in technical and operating expenses for the year ended December 31, 2001 was a credit of $30.0 million as a result of the settlement of litigation with the YankeeNets. As a result of the settlement, Madison Square Garden received $30.0 million from YankeeNets in 2001 and Madison Square Garden's rights to telecast New York Yankee games ended at the conclusion of the 2001 baseball season. Also offsetting the increase is a decrease in costs directly associated with the changes in revenues discussed above.

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

        Restructuring charges of $2.8 million in 2001 represent the expenses associated with the elimination of positions, including severance and outplacement costs.

        Depreciation and amortization expense for the year ended December 31, 2001 decreased $18.3 million (16%) as compared to 2000 due primarily to lower amortization expense as certain intangibles assets have been fully amortized.

Retail Electronics

        The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for the Company's retail electronics segment, Cablevision Electronics. These results exclude the results of the 26 stores closed in 2002 in connection with the 2002 restructuring plan.

	Years Ended December 31,
	2001		2000
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)
Revenues, net	$369,995	100%	$386,673	100%
Cost of sales	306,187	83	317,330	82
Selling, general and administrative expenses	127,434	34	127,169	33
Restructuring charges	13,720	4	—	—
Depreciation and amortization	23,923	6	25,198	7

Operating loss	$(101,269)	(27)%	$(83,024)	(21)%

        Revenues for the year ended December 31, 2001 decreased $16.7 million (4%) to approximately $370.0 million, compared to revenues of approximately $386.7 million for the year ended December 31, 2000. The net decrease for the year ended December 31, 2001 was comprised of a decrease of $23.0 million in cable modem sales no longer being recorded in the retail electronics segment, partially offset by an increase in comparable store sales of $4.9 million and an increase of $1.4 million in revenues primarily from other non-store sales.

        Cost of sales for the year ended December 31, 2001 amounted to approximately $306.2 million (83% of revenues) compared to costs of sales of $317.3 million (82% of revenues) for the year ended December 31, 2000. Such costs include the cost of merchandise sold, including freight costs incurred as well as certain occupancy and buying costs. The increase in cost of sales, as a percentage of revenues, is primarily attributable to a $7.9 million write down of inventory as a result of the Company's decision to implement a new merchandising strategy.

        Selling, general and administrative expenses amounted to approximately $127.4 million (34% of revenues) for the year ended December 31, 2001 and $127.2 million (33% of revenues) for the year ended December 31, 2000. Selling, general and administrative expenses consist of retail store expenses (excluding certain store occupancy costs), salaries and commissions of store personnel, advertising expenses, operation of the distribution center and corporate support functions other than buying.

        Restructuring charges of $13.7 million in 2001 represent the expenses associated with the elimination of positions, including severance and outplacement costs, and facility realignment.

        Depreciation and amortization expense amounted to approximately $23.9 million (6% of revenues) for the year ended December 31, 2001 and $25.2 million (7% of revenues) for the year ended December 31, 2000. The decrease in 2001 of $1.3 million resulted primarily from assets becoming fully depreciated during 2000.

Operating Activities

        Net cash provided by operating activities amounted to $389.8 million for the year ended December 31, 2002 compared to net cash used in operating activities of $242.6 million for the year ended December 31, 2001. The 2002 cash provided by operating activities resulted primarily from $542.0 million of income before depreciation and amortization and non-cash items, partially offset by a net decrease in cash resulting from changes in assets and liabilities of $152.2 million.

        Net cash used in operating activities amounted to $242.6 million for the year ended December 31, 2001 compared to net cash provided by operating activities of $85.0 million for the year ended December 31, 2000. The 2001 cash used in operating activities resulted primarily from a net decrease in cash resulting from changes in assets and liabilities of $286.2 million, partially offset by $43.6 million of income before depreciation and amortization and non-cash items.

        Net cash provided by operating activities amounted to $85.0 million for the year ended December 31, 2000. The 2000 cash provided by operating activities consisted primarily of $332.0 million of income before depreciation and amortization and non-cash items, partially offset by a decrease in cash resulting from changes in assets and liabilities of $247.0 million.

Investing Activities

        Net cash used in investing activities for the year ended December 31, 2002 was $1,372.1 million compared to $319.4 million for the year ended December 31, 2001. The 2002 investing activities consisted of $1,340.3 million of capital expenditures and other net cash payments of $31.8 million.

        Net cash used in investing activities for the year ended December 31, 2001 was $319.4 million compared to $521.1 million for the year ended December 31, 2000. The 2001 investing activities consisted of $1,378.1 million of capital expenditures and other net cash payments of $59.5 million, partially offset by net proceeds from the sale of cable assets and programming interests of $1,118.2 million.

        Net cash used in investing activities for the year ended December 31, 2000 was $521.1 million. The 2000 investing activities consisted of $1,323.1 million of capital expenditures, $128.8 million of payments for acquisitions and other net cash payments of $60.2 million, partially offset by net proceeds of $991.0 million from the sale of cable assets and a programming interest.

Financing Activities

        Net cash provided by financing activities amounted to $964.4 million for the year ended December 31, 2002 compared to $619.5 million for the year ended December 31, 2001. In 2002, the

Company's financing activities consisted primarily of $1,061.1 million of net bank debt proceeds, partially offset by other net cash payments of $96.7 million.

        Net cash provided by financing activities amounted to $619.5 million for the year ended December 31, 2001 compared to $386.2 million for the year ended December 31, 2000. In 2001, the Company's financing activities consisted primarily of $1,549.4 million of proceeds from collateralized indebtedness, $996.8 million from the issuance of senior notes and $239.3 million of proceeds from prepaid interest rate derivative contracts, partially offset by net bank debt repayments of $1,638.4 million, payments for the redemption of senior subordinated notes of $466.7 million and other net cash payments of $60.9 million.

        Net cash provided by financing activities amounted to $386.2 million for the year ended December 31, 2000. In 2000, the Company's financing activities consisted primarily of $418.6 million of net proceeds from bank debt and $25.6 million from the issuance of common stock, partially offset by other net cash payments aggregating $58.0 million.

Discontinued Operations

        Net cash provided by discontinued operations amounted to $35.9 million, $12.5 million and $25.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

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

Liquidity and Capital Resources

Overview

        We have no operations independent of our subsidiaries, no borrowings and no public securities outstanding other than our Cablevision NY Group Class A and Cablevision NY Group Class B common stock. Funding for our subsidiaries is generally obtained through separate financial arrangements made available to the Restricted Group (as later defined) and to our Rainbow and Madison Square Garden business segments.

        The Restricted Group, which consists primarily of our cable television and high-speed consumer data operations, as well as our commercial telephone operations on Long Island, is our principal borrower. The Restricted Group has historically raised funds through the issuance of public securities, including senior, subordinated and preferred stock issuances, as well as through borrowings under its bank credit facility. The Restricted Group currently funds the requirements of the Telecommunications Services segment, R/L DBS, and any investments in Northcoast Communications. The Restricted Group may also, from time to time, make other investments as permitted under its credit facility.

        Rainbow Media Holdings, which comprises the Company's programming operations, is currently funded through cash from operations and, beginning on March 14, 2003 is funded in part through borrowings under a $300 million credit facility made available to Rainbow Media Holdings and a $75 million credit facility made available to AMC, The Independent Film Channel and WE: Womens Entertainment. Madison Square Garden's funding requirements are provided through cash from operations as well as borrowings under a $500 million credit facility made available to it.

        In March 2003, the Company transferred the stock of its subsidiary, Cablevision Electronics Investments to GBO Electronics Acquisition, LLC reflecting the Company's decision to exit the retail electronics business.

        The following table summarizes our outstanding debt, present value of capital leases and redeemable preferred stock as well as interest expense and capital expenditures as of December 31, 2002:

	Restricted Group	Other Entities	Total
	(dollars in thousands)
Senior Debt:
Restricted Group bank debt	$1,930,768	$—	$1,930,768
Rainbow bank debt and capital leases	—	16,710	16,710
MSG bank debt and capital leases	—	162,996	162,996
Retail Electronics bank debt and capital leases	—	21,922	21,922
Other senior debt and capital leases	10,220	51,282	61,502
Senior notes and debentures	3,691,772	—	3,691,772
Collateralized indebtedness relating to stock monetization	—	1,234,106	1,234,106
Subordinated notes and debentures	599,128	—	599,128

Total debt	6,231,888	1,487,016	7,718,904
Redeemable preferred stock of CSC Holdings	1,544,294	—	1,544,294

Total debt and redeemable preferred stock	$7,776,182	$1,487,016	$9,263,198

Interest expense	$423,339	$86,213	$509,552

Capital expenditures	$1,003,588	$336,736	$1,340,324

        Total amounts payable by the Company and its subsidiaries in connection with its outstanding obligations during the five years subsequent to December 31, 2002 and thereafter, including capital leases and the value deliverable at maturity under monetization contracts, are as follows:

	Restricted Group	Other Entities	Total
	(dollars in thousands)
2003	$13,757	$33,218	$46,975
2004	1,714	167,577	169,291
2005	1,020	650,007	651,027
2006	1,925,000	693,302	2,618,302
2007	934,181	91,487	1,025,668
Thereafter	4,910,113	42,948	4,953,061

Total	$7,785,785	$1,678,539	$9,464,324

        In 2002, we announced a new operating plan and major restructuring designed to reduce expenses and improve overall liquidity. The plan includes the closing of 26 retail electronics store locations, the reduction of corporate overhead and divisional expense (primarily through the elimination of certain staff positions), the consolidation of customer service call centers and the reduction of capital expenditures, including a significant reduction in required digital set top box commitments, and the disposition of our motion picture theater business. In connection with the 2002 plan, we recorded restructuring charges of approximately $84.9 million, $70.9 million of which is directly attributable to the Restricted Group and $10.7 million of which is included in discontinued operations.

        The following table summarizes the 2002 restructuring charges:

	Year Ended December 31, 2002
	Revisions to 2001 Plan	2002 Plan	Total
	(dollars in thousands)
Restricted Group	$9,486	$70,868	$80,354
Other Continuing Operations	(4,415)	3,397	(1,018)

Total Continuing Operations	5,071	74,265	79,336

Discontinued Operations	(2,187)	10,672	8,485

	$2,884	$84,937	$87,821

Bravo Sale and Related Events

        In December 2002, Rainbow Media Holdings' 80% interest in the Bravo programming service was sold to NBC, a subsidiary of the General Electric Company, for $1.0 billion. In consideration for the sale, Rainbow Media Holdings received 12.5 million shares of General Electric common stock and 53.2 million shares of Cablevision NY Group Class A common stock (that had been effectively held by NBC on a fully converted basis) were returned to the Company. Upon the closing of the transaction, the previously existing AMC/Bravo and Rainbow Media Group credit facilities terminated by their terms and outstanding borrowings were repaid.

        In January 2003, Rainbow Media Holdings monetized the value of the General Electric common stock received in the transaction through the execution of prepaid forward contracts, collateralized by an equivalent amount of the underlying General Electric stock. These contracts set a floor and ceiling on the Company's participation in the changes in the underlying stock price and at maturity are expected to offset negative changes in the fair value of the General Electric stock, while allowing for upside appreciation potential to the ceiling price. At maturity, the contracts provide for the option to deliver cash or shares of General Electric stock, with a value determined by reference to the stock price at maturity. Cash proceeds of $314 million received in the transactions were distributed to CSC Holdings and were utilized to repay outstanding borrowings under the Restricted Group's credit facility. These contracts are obligations of certain unrestricted subsidiaries of Rainbow Media Holdings; however, CSC Holdings provided a guarantee of the subsidiaries' ongoing interest expense obligations and any early termination obligations. The amount of the guarantees is capped at $36.1 million in the aggregate.

        On March 14, 2003, Rainbow Media Holdings entered into a $300 million credit facility and AMC, The Independent Film Channel and WE: Womens Entertainment entered into a $75 million credit facility that replaced the previously existing $600 million in combined facilities that were terminated upon the sale of Bravo (see the Rainbow Media Holdings discussion later in this section for further details).

Northcoast Communications

        In December 2002, Northcoast Communications agreed to sell 50 personal communications services ("PCS") licenses and related network assets to Verizon Wireless for $750 million in cash. Cablevision owns a 49.9% interest in Northcoast Communications and expects to receive approximately $635 million in cash upon the closing of the transaction, after repayment of outstanding FCC debt at Northcoast Communications. The sale is subject to FCC and other customary approvals and is expected to close during the second quarter of 2003. We expect to utilize the proceeds of this transaction to reduce outstanding Restricted Group bank debt.

Quadrangle Capital Partners Investment

        On February 5, 2003, Quadrangle Capital Partners, a private investment firm, invested $75 million in a convertible preferred stock security issued by CSC Holdings. The 10% Series A Exchangeable Participating Preferred Stock has a 10% dividend requirement payable in additional shares of convertible preferred stock and is convertible into Cablevision NY Group Class A common stock at $13.98 per share. Quadrangle may put the preferred stock to us at any time after August 5, 2003 at the greater of appraised and market value. We may elect to pay the put price, determined as of the date of the put notice from Quadrangle, in cash or in stock at a value equal to 110% of the put price. We also have the right to call the security in certain circumstances. Quadrangle has received registration rights with respect to any Cablevision NY Group Class A common stock received from the Company. In connection with the investment, Quadrangle also has the right to nominate one director to Cablevision's board of directors. In March 2003, Quadrangle's nominee was elected to Cablevision's board of directors. Proceeds from the issuance of the security were used to reduce Restricted Group bank debt.

Restricted Group

        As of December 31, 2002, our Restricted Group consisted of: CSC Holdings and all of its subsidiaries holding our cable operations, which encompassed approximately 3 million subscribers; the commercial telephone operations of Lightpath on Long Island, New York; and our consumer high-speed data operations, which encompassed approximately 770,100 subscribers as of such date.

        The Restricted Group's primary sources of liquidity have been cash flow from operations, its bank credit facility and its access to the capital markets as evidenced by its outstanding senior, senior subordinated and redeemable preferred stock issuances and proceeds from asset sales. In addition, in March 2003, the Restricted Group received $200 million in cash from Rainbow Media Holdings.

        Currently, the Restricted Group has a $2.4 billion revolving credit facility in place with a group of banks. The facility matures on June 30, 2006, requires no interim commitment reductions, and permits maximum leverage of 6.75 times cash flow (as defined in the credit agreement) through March 31, 2004. As of March 19, 2003, the Restricted Group had outstanding borrowings under its credit facility of $1,608 million and outstanding letters of credit of $55.2 million, resulting in undrawn revolver commitments of $736.8 million. The Restricted Group's revolver contains certain covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring the Restricted Group to maintain certain financial ratios and restricting the permitted use of borrowed funds.

        The Restricted Group's plant upgrade, combined with additional amounts required for the start up and operation of new businesses such as digital video services, Voice Over Internet Protocol service, Lightpath's non-Long Island based commercial telephone business, and business high-speed data services create a net funding requirement. In addition, we expect that the Restricted Group will fund certain expenditures relating to the construction and launch in 2003 of a direct broadcast satellite, expected to total $80 million in 2003, as well as certain investments in Northcoast Communications until the sale described above is consummated. We currently expect that the net funding and investment requirements for 2003 will be met with borrowings under the Restricted Group's existing bank credit facility and that the Restricted Group's available borrowing capacity under that facility will be sufficient to meet such requirements.

        R/L DBS has requested an extension of the launch date of a direct broadcast satellite to August 31, 2003 due to the satellite manufacturer's need for additional time for scheduling and testing of the launch vehicle for the satellite. The FCC requires commencement of service offerings by not later than December 29, 2003. We continue to evaluate our strategic and financial alternatives with respect to our investment in R/L DBS. These alternatives could include launch of a nationally or regionally marketed broadcast satellite business. Our liquidity projections do not include the impact of any further investment beyond the projected $80 million investment in 2003. Depending upon the scope of further investment in a satellite business venture, or in any other investment alternative, significant additional funding may be required. Funding for such further investment could come from pending or future asset sales, issuance of new debt or equity securities, or strategic or financial partners.

        The Restricted Group's future access to the public debt markets and the cost of any future debt issuances are influenced by its credit ratings, which are provided by Moody's Investor Services and Standard & Poor's. Standard and Poor's recently reaffirmed the ratings on the Restricted Group's outstanding securities and retained a negative outlook on the Restricted Group's ratings. Moody's recently took our ratings off of credit watch, reaffirmed our bond credit ratings and gave the Company's ratings a stable outlook. Any downgrades by either rating agency would increase the Restricted Group's interest rate on future debt issuances and could adversely impact its ability to raise additional funds.

Rainbow Media Holdings

        Financing for Rainbow Media Holdings, which currently consists primarily of the Company's interest in four nationally distributed entertainment programming networks (AMC, The Independent Film Channel, WE: Women's Entertainment, and MuchMusic USA), interests in certain regional sports networks, regional news operations, and Mag Rack (Sterling Digital), has historically been provided by a combination of cash flow from operations, bank credit facilities, intercompany borrowings, sales of interests in programming entities, and, from time to time, by equity contributions from partners. Rainbow Media Holdings is currently funded through cash from operations and, beginning on March 14, 2003, is funded in part through a $300 million credit facility made available to Rainbow Media Holdings and a $75 million credit facility made available to AMC, The Independent Film Channel and WE.

        The Rainbow Media Holdings credit facility is a $300 million credit facility consisting of a $160 million revolver and a $140 million term loan maturing March 31, 2008 and March 31, 2009, respectively. (In certain limited circumstances the maturity date may be accelerated to November 1, 2005). The facility requires commitment reductions beginning in June of 2005 and permits maximum senior leverage of 3.25 times cash flow (as defined, based on the combined cash flows of AMC, The Independent Film Channel and WE) through March 31, 2005 and maximum total leverage of 5.50 times cash flow through September 30, 2004. As of March 19, 2003, Rainbow Media Holdings had outstanding borrowings under its credit facility of $274 million, resulting in undrawn commitments of $26 million ($200 million of these proceeds were made available to the Restricted Group through a distribution and, indirectly, through an intercompany advance to Cablevision). The Rainbow Media Holdings credit facility contains certain covenants that may limit Rainbow Media Holdings' ability to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of certain financial ratios and restricting the permitted use of borrowed funds, and permits investments by Rainbow Media Holdings, subject to certain limitations, in other entities which may include the Restricted Group. The facility also permits distributions to CSC Holdings, subject to certain limitations. Proceeds from the Rainbow Media Holdings facility are not permitted to be invested in AMC, The Independent Film Channel or WE.

        The combined AMC, The Independent Film Channel and WE credit facility is a $75 million credit facility, consisting of a $40 million revolver and a $35 million term loan, maturing March 31, 2008 and March 31, 2009, respectively. (In certain limited circumstances the maturity date may be accelerated to November 1, 2005). The facility requires commitment reductions beginning in June of 2005 and permits maximum total leverage of 2.0 times cash flow (as defined, based on the combined cash flow of AMC, The Independent Film Channel and WE) through maturity. As of March 19, 2003, the $35 million term loan was fully drawn with $40 million in undrawn funds available under the revolver. The facility contains certain covenants that may limit AMC, The Independent Film Channel and WE's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of financial ratios and restricting the permitted use of borrowed funds.

        Currently AMC, The Independent Film Channel and WE partnerships generate net free cash flow; however, certain of Rainbow Media Holdings' operations, including regional news and the developmental activities of certain of Rainbow Media Holdings' businesses, including projected investments in new programming content and services such as the video on demand programming services being developed, including the Mag Rack service, require funding. Such funding may be obtained through cash generated from other Rainbow Media Holdings operations or through borrowings under the Rainbow Media Holdings credit facility. We believe we have sufficient availability from cash from operations and committed credit facilities to fund Rainbow Media Holdings' cash requirements through 2003.

        In January 2003, Fox Sports Networks exercised its right to put its 50% interest in Fox Sports Net Chicago and Fox Sports Net Bay Area to Regional Programming Partners. Fox Sports Networks' put right with respect to its interest in the 40% of Regional Programming Partners that it owns was not exercised and is not exercisable again until December 2005. Rainbow Media Holdings and Fox Sports Networks must determine the fair market value of Fox Sports Networks' interest in these two businesses, either through negotiation or through an independent appraisal process. Once the fair market value of Fox Sports Networks' interest is determined, Rainbow Media Holdings may elect to either (i) conduct an initial public offering ("IPO") of securities of Fox Sports Net Chicago and/or Fox Sports Net Bay Area, or (ii) purchase Fox Sports Networks' interest in Fox Sports Net Chicago and/or Fox Sport Net Bay Area at the appraised fair market value of such interests. In the event that Rainbow Media Holdings elects to effect the IPO, such IPO must be consummated within 180 days of Fox Sports Networks' delivery of the put notice. If Rainbow Media Holdings elects to purchase Fox Sports Networks' interests, payment for such interest(s) may be made, at Rainbow Media Holdings' election, either (i) with shares of Cablevision common stock, valued at the then current market price (based on a 20 day trailing average), or (ii) with a three-year bullet promissory note of Regional Programming Partners bearing interest at Prime plus 1.0% and secured by the Fox Sports Networks' interest(s) purchased.

        In March 2003, Rainbow Media Holdings and Fox Sports Networks agreed on a $110 million purchase price for Fox Sports Networks' 50% interest in Fox Sports Net Bay Area and a $40 million purchase price for the 50% interest in Fox Sports Net Chicago, payable in each case in the form of three-year promissory notes of Regional Programming Partners, bearing interest at Prime plus 1% and secured by the interests being purchased. The transaction is expected to close in the second quarter of 2003 following receipt of customary regulatory approval.

Madison Square Garden

        Madison Square Garden's primary source of liquidity has been cash flow from operations and its $500 million revolving credit facility. This facility matures on December 31, 2004, has no interim commitment reductions, and permits a maximum leverage of 4.25 times cash flow (as defined in the credit facility) through maturity. As of March 19, 2003, Madison Square Garden had outstanding debt and letters of credit of $165.0 million and $10.9 million, respectively, under this facility, resulting in undrawn funds of $324.1 million. Madison Square Garden experiences seasonality in its borrowings due to significant amounts generally received from advance ticket sales in the third quarter. Madison Square Garden's revolver contains certain covenants that may limit its ability to utilize all of the undrawn funds available thereunder, including covenants requiring Madison Square Garden to maintain certain financial ratios and restricting the permitted use of borrowed funds.

        We believe that through 2003, internally generated funds and funds available under Madison Square Garden's existing credit facility will be sufficient to meet its projected funding requirements; however, depending on potential sports players and rights transactions, levels of capital expenditures and cash flow from operations, Madison Square Garden may need to obtain an amendment to existing financial covenants under its bank credit facility, or, if such amendment could not be obtained, reduce discretionary spending and capital expenditures, and/or seek funding from its partners.

Commitments and Contingencies

        Commitments and contingent obligations not reflected on the Company's consolidated balance sheet as of December 31, 2002 are summarized in the following table:

	2003	2004–05	2006–07	Thereafter	Total
	(dollars in thousands)
Restricted Group:
Letters of credit	$26,763	$101	$35,804	$—	$62,668
Guarantees	45,471	1,342	1,007	—	47,820
Contractual commitments	38,484	1,000	—	—	39,484
Operating leases (1)	46,548	86,253	78,559	163,429	374,789

	157,266	88,696	115,370	163,429	524,761

Other Entities:
Letters of credit	5,381	10,000	—	—	15,381
Guarantees (2)	16,298	51,017	43,565	339,120	450,000
Contractual commitments (3)	354,720	440,353	303,794	977,171	2,076,038
Operating leases (1)	52,573	99,565	85,277	333,758	571,173

	428,972	600,935	432,636	1,650,049	3,112,592

Discontinued operations:
Operating leases(1)	19,804	38,029	34,796	112,432	205,061

	$606,042	$727,660	$582,802	$1,925,910	$3,842,414

(1)
Approximately $25,666, $6,027 and $9,530 of operating lease commitments for the Restricted Group, other entities and discontinued operations, respectively, have been accrued at December 31, 2002 in connection with the 2001 and 2002 restructuring plans.

(2)
Represents primarily guarantees for professional sports teams rights agreements of non-consolidated Fox Sports Net affiliates.

(3)
Represents primarily professional sports teams' broadcast rights payments and sports teams' personnel contracts of MSG. Approximately $65,738 of commitments relating to certain sports teams personnel have been accrued at December 31, 2002.

Restricted Group

        The Restricted Group's guarantees outstanding of $47.8 million consist primarily of guarantees of obligations of certain unrestricted subsidiaries included in the Company's consolidated balance sheet, including: (i) guarantees in favor of certain financial institutions in respect of ongoing interest expense obligations and potential early termination events in connection with the monetization of the Company's holdings of Charter Communications and Adelphia Communications common stock; and (ii) guarantees with respect to certain purchase obligations and certain capital leases of Cablevision Electronics Investments. Amounts payable under such monetization guarantees are estimated as of a particular point in time by the financial institution counterparty and are based upon the current price of the underlying common stock and various other assumptions, including stock market volatility and prevailing interest rates. Such guaranteed amounts approximate the fair value of the monetization indebtedness less the fair value of the underlying stock less the fair value of the equity collar as reflected in the Company's accompanying balance sheet.

        The Restricted Group's letters of credit outstanding consist primarily of: (i) letters of credit in favor of insurance providers and certain governmental authorities for the Telecommunications Services segment; and (ii) letters of credit with respect to certain inventory purchases of Cablevision Electronics Investments.

        Contractual commitments attributable to the Restricted Group in the table above represent primarily minimum purchase requirements incurred in the normal course of its operations. The Restricted Group's minimum operating lease payments represent primarily future payment commitments resulting from the Company's non-cancelable leases of certain office space and, through 2006, rental space on utility poles, used in its distribution of services.

Other Entities

        Additional off balance sheet commitments identified in the table above consist primarily of contractual commitments, operating leases and guarantees. The dollar amounts reflected under the heading "Contractual Commitments" consist primarily of the following: (i) long-term rights agreements of Madison Square Garden which provide Madison Square Garden with exclusive broadcast rights to certain live sporting events in exchange for minimum contractual payments, (ii) commitments under employment agreements with professional sports teams personnel and players of Madison Square Garden, which provide for payments that are guaranteed regardless of employee injury or termination (certain of these payments are covered by disability insurance if certain conditions are met) and (iii) minimum contractual payment commitments of R/L DBS to a satellite manufacturer in connection with the construction and launch of a direct broadcast satellite in 2003.

        In addition to the above amounts, Madison Square Garden may also be obligated to pay the National Basketball Association ("NBA") a luxury tax each year pursuant to the NBA/NBPA Collective Bargaining Agreement (the "Agreement"), which is in effect through June 30, 2004 and which may be extended for a term of one year by the NBA. The ultimate calculation of any amount due would be based on a formula established by the Agreement. If the luxury tax is in effect for a given season, to the extent the Knicks' salary (as defined) exceeds the luxury tax "trigger," a tax will be due to the NBA. The Company anticipates that a luxury tax will be payable in mid-2003 to the NBA for the 2002/2003 season and the Company has made the appropriate provision for the luxury tax for the year ended December 31, 2002.

        Operating lease commitments represent primarily future minimum payment obligations on various long-term, noncancelable leases for office and storage space and lease commitments of Radio City Music Hall.

        Guarantees identified in the table above represent obligations in respect of certain professional sports teams rights agreements entered into by certain non-consolidated subsidiaries. The amounts guaranteed represent Rainbow Media Holding's proportionate interest in the payment obligation based on its ownership interest in the subsidiary.

Discontinued Operations

        Operating lease commitments represent primarily future minimum payment obligations of Cablevision Electronics Investments and Clearview Cinemas for retail store and theatre rental space.

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

        As of December 31, 2002, the notional value of all such contracts was $1,000.0 million and the fair value of these derivative contracts was $3.5 million, a net liability position. For the year ended December 31, 2002, the Company recorded a net gain on interest swap contracts of $19.9 million, as detailed in the table below:

Fair Market Value of Interest Rate Derivative Contracts (dollars in thousands)
Fair market value as of December 31, 2002, a net liability position	$(3,525)
Less: fair market value as of December 31, 2001	17,319

Change in fair market value, net	(20,844)
Plus: realized gain from cash interest income and swap terminations	40,740

Net gain on interest rate swap contracts	$19,896

        The Company has also entered into derivative contracts to hedge its equity price risk and monetize the value of its shares of Comcast, AT&T, AT&T Wireless, Charter Communications, and Adelphia Communications common stock. These contracts, at maturity, are expected to offset negative changes in the fair value of these securities, while allowing for certain upside appreciation potential. In the event of an early termination of such contracts, however, the Company would be obligated to repay the fair value of the monetization indebtedness less the sum of the fair value of the underlying stock and the fair value of the equity collar, calculated at the termination date. The following table details the Company's estimated early termination exposure as of December 31, 2002:

	AT&T	Comcast(1)	AT&T Wireless	Charter	Adelphia	Total
			(dollars in millions)
Collateralized indebtedness (carrying value)	$278.9	$449.9	$213.6	$251.8	$39.9	$1,234.1

Collateralized indebtedness (fair value estimate)	$306.3	494.2	$231.4	$267.9	$39.9	$1,339.7
Derivative contract	100.7	193.3	157.3	216.3	37.4	705.0
Investment securities pledged as collateral	231.1	337.5	80.5	13.2	—	662.3

Net (shortfall)/excess	25.5	36.6	6.4	(38.4)	(2.5)	27.6
Value of prepaid swaps with cross-termination rights	(14.3)	(24.2)	(12.8)	—	—	(51.3)

Net (shortfall)/ excess including prepaid swaps	$11.2	$12.4	$(6.4)	$(38.4)	$(2.5)	$(23.7)

(1)
Effective with the merger of AT&T Broadband and Comcast, the Company's AT&T monetization contracts were amended to record the transaction as two separate monetization contracts—one for AT&T and one for Comcast, on substantially the same terms and conditions.

        The underlying stock and the equity collars are carried at fair market value on the Company's consolidated balance sheet and the monetization indebtedness is carried at its accreted value. At maturity, the contracts provide for the option to deliver cash or shares of Charter Communications, Adelphia Communications, or AT&T Wireless stock (as the case may be), with a value determined by reference to the applicable stock price at maturity. The terms of the AT&T and Comcast transactions require cash settlement in an amount determined by reference to the AT&T and Comcast stock price at maturity. The Company currently intends to generate the cash settlement amount through proceeds from the equity collar and/or a sale of the underlying common shares at maturity.

        All of the Company's monetization transactions are obligations of wholly-owned subsidiaries that are not part of the Restricted Group; however, in the Adelphia Communications and Charter Communications transactions, CSC Holdings provided guarantees of the subsidiaries' ongoing interest expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements). The guarantee exposure approximates the net sum of the fair value of the monetization indebtedness less the fair value of the underlying stock less the fair value of the equity collar. All of the Company's equity derivative contracts are carried at their current fair market value on the Company's consolidated balance sheet (based on dealer quotes) with changes in value reflected in the consolidated statement of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings. As of December 31, 2002, the fair value of the Company's equity derivative contracts was $705.0 million, a net receivable position. For the year ended December 31, 2002, the Company recorded gains of $808.1 million on these contracts, consisting of a realized gain of $256.6 million on the Adelphia Communications contracts which were subject to early termination and a net unrealized gain on all other outstanding prepaid forward contracts of $551.5 million attributable to changes in market conditions during the period. The gains on derivative contracts offset a significant portion of the losses on the Company's holdings of the underlying stocks of $865.6 million for the year ended December 31, 2002, as shown in the following table:

Fair Market Value of Equity Derivative Contracts (dollars in thousands)
Realized Gains
Fair market value of terminated contracts as of May 31, 2002	$353,450
Less: fair market value at December 31, 2001	96,874

Realized gain due to early termination, net	256,576

Unrealized Gains
Fair market value as of December 31, 2002	705,020
Less: fair market value at December 31, 2001	153,502

Unrealized gain due to changes in prevailing market conditions, net	551,518

Total gain for the period (realized and unrealized)	$808,094

Unrealized loss on underlying stock positions due to changes in prevailing market conditions, net	$(865,616)

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

        All of the Company's prepaid interest rate swaps are carried at their current fair market values on the Company's consolidated balance sheet (based on dealer quotes) with changes in value reflected in the consolidated statement of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings. As of December 31, 2002, the fair value of the Company's prepaid interest rate derivative contracts was $102.8 million, a net liability position. For the year ended December 31, 2002, the Company recorded a net gain on such derivative contracts of $96.0 million as detailed below:

Fair Market Value of Prepaid Interest Rate Derivative Contracts (dollars in thousands)
Fair market value as of December 31, 2002	$(102,819)
Less: fair market value at December 31, 2001	(226,295)

Unrealized gain due to changes in prevailing market conditions, net	123,476
Plus: realized loss resulting from net cash payments	(27,429)

Net gain on prepaid interest rate swap contracts	$96,047

Related Party Transactions

        We hold a 49.9% voting interest and certain preferential distribution rights in Northcoast Communications. Northcoast Communications holds licenses to provide wireless PCS in 56 markets, including New York City, Boston, Minneapolis and Cleveland and commenced commercial service in Cleveland (which accounts for approximately 5% of Northcoast Communications' total "Points of Presence" or "POPs" covered by its licenses) in April 2001. Northcoast Communications is controlled by John Dolan, a nephew of Charles F. Dolan and a cousin of James L. Dolan, the Company's

Chairman and Chief Executive Officer, respectively. The operations of Northcoast Communications are not consolidated with those of the Company.

        As of December 31, 2002, Northcoast Communications had $58.2 million in notes payable to the FCC for the acquisition of the PCS licenses acquired during 1997. In addition, a wholly-owned subsidiary of Northcoast Communications, Cleveland PCS, LLC, had $68.4 million in vendor financing outstanding under a stand-alone $75 million facility obtained in connection with the launch of commercial service in Cleveland. Additional funding for Northcoast Communications has been provided by the Restricted Group, which as of December 31, 2002 amounted to $229.7 million (comprised of contributions directly to Northcoast Communications as well as loans to Northcoast PCS, LLC, the other member in Northcoast Communications, an entity wholly-owned by John Dolan), in addition to certain unpaid general and administrative charges from the Company amounting to approximately $5.2 million at December 31, 2002.

        We also provide certain management services to Northcoast Communications, subject to the direction and control of Northcoast Communications, for which we receive an annual fee plus reimbursement of cost and expenses. For the year ended December 31, 2002, we recorded management fees of $1.8 million, which, together with previous management fees and interest thereon, aggregated $16.9 million and were unpaid as of December 31, 2002.

        In December 2002, Northcoast Communications agreed to sell 50 PCS licenses and related network assets to Verizon Wireless for $750 million in cash. Cablevision expects to receive approximately $635 million in cash upon closing of the sale, after repayment of outstanding FCC debt at Northcoast Communications. The sale is subject to FCC and other customary approvals and is expected to close during the second quarter of 2003. The Company expects to utilize the proceeds of this transaction to reduce outstanding Restricted Group bank debt.

        In connection with the Northcoast Communications/Verizon transaction, we entered into an agreement with Northcoast PCS providing that in the event Northcoast PCS does not receive a minimum of $49 million of net cash proceeds upon closing of the transaction in accordance with Northcoast Communications' limited liability company agreement, we will pay Northcoast PCS an amount equal to the shortfall between $49 million and the amount it actually receives. This shortfall amount is currently expected to be approximately $5 million. If we pay any shortfall amount to Northcoast PCS and Northcoast PCS then receives any additional cash proceeds as a result of the Northcoast Communications/Verizon transaction, Northcoast PCS has agreed to pay these additional cash proceeds to us until the shortfall amount has been repaid in full. As part of the Northcoast Communications/Verizon transaction, Northcoast Communications agreed to put $60 million of the cash proceeds received from Verizon into an escrow account for one year to be available for any potential indemnification claims. To the extent that payments have not been made out of the escrow account to satisfy indemnification claims, amounts held in the escrow account in excess of $30 million will be released to Northcoast Communications six months after the closing of the transaction. Northcoast Communications has the right to replace the escrow account with a letter of credit in the same amount. As a result of the agreement with Northcoast PCS referred to above, payment of indemnification claims, if any, under the Northcoast Communications/ Verizon agreement for which Northcoast Communications is responsible will be made by the Company.

Cleveland Financing

        Vendor financing for Northcoast Communications' Cleveland operation consists of the $75 million credit facility at Cleveland PCS, LLC. This facility has no recourse to us or to Northcoast Communications, other than pursuant to a pledge by Northcoast Communications of the stock of Cleveland PCS and a guarantee of the payment by Northcoast Communications and Cablevision of the FCC indebtedness of the Cleveland PCS subsidiary which holds the Cleveland license which, as of

December 31, 2002, had an outstanding balance of $2.7 million. As of December 31, 2002, Cleveland PCS was in default of the terms of this credit facility and had received notice of commitment termination and acceleration from the lender. Northcoast Communications has invested $8.1 million of the $229.7 million invested by Cablevision in Northcoast Communications in Cleveland PCS at December 31, 2002.

Impact of Recently Issued Accounting Standards

        In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. The provisions of this Statement are required to be adopted for all exit and disposal activities initiated after December 31, 2002.

        In December 2002, the FASB issued Statement. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Statement 148 amends Statement 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation ("transition provisions"). In addition, Statement 148 amends the disclosure requirements of Accounting Principals Board ("APB") Opinion No. 28, Interim Financial Reporting, to require pro forma disclosure in interim financial statements by companies that elect to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 ("disclosure provisions"). The transition methods of Statement 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company continues to use the intrinsic value method of accounting for stock-based compensation. As a result, the transition provisions do not have an effect on the Company's consolidated financial statements. The Company has adopted the disclosure requirements of Statement 148.

        In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002 and had no impact on the consolidated financial statements. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002.

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

        The Company's exposure to changes in equity security prices stems primarily from the Comcast, AT&T, Charter Communications, AT&T Wireless Services, General Electric, and Adelphia Communications common stock held by the Company. The Company has entered into prepaid forward contracts to hedge its equity price risk and to monetize the value of these securities. These contracts, at maturity, are expected to offset negative changes in the fair value of these securities, while allowing for certain upside appreciation potential. In the event of an early termination of such contracts, however, the Company would be obligated to repay the monetization indebtedness less the sum of the fair value of the underlying stock and the fair value of the equity collar, calculated at the termination date. The underlying stock and equity collars are carried at fair market value on the Company's consolidated balance sheet and the monetization indebtedness is carried at its accreted value.

        Fair Value of Debt: Based on the level of interest rates prevailing at December 31, 2002, the carrying value of the Company's fixed rate debt and redeemable preferred stock of $6,001.7 million exceeded its fair value of $5,717.2 million by approximately $284.5 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. The Company's floating rate borrowings bear interest at current market rates and thus approximate fair value. The effect of a hypothetical 100 basis point decrease in interest rates prevailing at December 31, 2002 would increase the estimated fair value of fixed rate debt and redeemable preferred stock instruments by approximately $304.2 million. This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

        Interest Rate Derivative Contracts: As of December 31, 2002, the Company had outstanding interest rate swap contracts to convert floating rate debt to fixed rate debt covering a total notional principal amount of $1,000.0 million. As of December 31, 2002, the fair market value of these interest rate swap contracts was approximately $3.5 million, a net liability position, as reflected under derivative contracts in the Company's consolidated balance sheet. Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point decrease in interest rates from December 31, 2002 prevailing levels would decrease the fair market value of these contracts by approximately $8.8 million to a net liability position of $12.3 million.

        In addition, the Company had outstanding prepaid interest rate swap contracts with a notional value of $1,115.0 million entered into in connection with its monetization transactions. As of December 31, 2002, such contracts had a fair market value of $102.8 million, a net liability position, reflected as liabilities under derivative contracts in the Company's consolidated balance sheet. Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from December 31, 2002 prevailing levels would decrease the fair market value of these contracts by approximately $32.3 million to a liability of $135.1 million.

        Equity Price Risk: As of December 31, 2002, the fair market value and the carrying value of the Company's holdings of Comcast, AT&T, Charter Communications, AT&T Wireless, General Electric and Adelphia Communications common stock aggregated $972.5 million. Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $97.2 million. As of December 31, 2002, the net fair value and the carrying value of the equity collar component of the prepaid forward contracts entered into to hedge the equity price risk of Comcast, AT&T, Charter Communications, AT&T Wireless and Adelphia Communications aggregated $705.0 million, a net receivable position. As of December 31, 2002, the Company had not hedged its equity price risk in

General Electric common stock. The maturities of these prepaid forward contracts, all of which were entered into in 2001, are summarized in the following table:

Security	# of Shares Deliverable	Maturity
Comcast	7,159,205 7,159,206	2005 2006
AT&T	4,426,093 4,426,093	2005 2006
Charter Communications	1,862,229 5,586,687 3,724,460	2005 2006 2007
AT&T Wireless	7,121,583 7,121,583	2005 2006
Adelphia Communications	1,010,000	2005

Item 8.    Financial Statements and Supplementary Data.

        For information required by Item 8, refer to the Index to Financial Statements on page 79.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

PART III

        The information called for by Item 401 of Regulation S-K under Item 10, Directors and Executive Officers of the Registrant, Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management, and Item 13, Certain Relationships and Related Transactions, is hereby incorporated by reference to Cablevision's definitive proxy statement for its Annual Meeting of Shareholders anticipated to be held in June 2003 or if such definitive proxy statement is not filed with the Commission prior to April 30, 2003, to an amendment to this report on Form 10-K filed under cover of Form 10-K/A.

Item 14. Controls and Procedures.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

        Pursuant to regulations promulgated by the Securities and Exchange Commission, the Company is required to identify, based solely on a review of reports filed under Section 16(a) of the Securities Exchange Act of 1934, each person who, at any time during its fiscal year ended December 31, 2002, was a director, officer or beneficial owner of more than ten percent of the Company's Class A Common Stock that failed to file on a timely basis any such reports. Based on such review, the Company is aware of no such failure, except that an initial report on Form 3 for Hank J. Ratner, following his election as an executive officer, was not timely filed for Mr. Ratner and a Form 5 reporting one transaction for James L. Dolan was not timely filed for Mr. Dolan.

PART IV

Item 15. Exhibits, Financial Statements, Financial Statement Schedule, and Reports on Form 8-K.

(a)
The following documents are filed as part of this report:
1.
The financial statements as indicated in the index set forth on page 79.
2.
Financial statement schedule:

Page No.
Schedule supporting consolidated financial statements:
Schedule II—Valuation and Qualifying Accounts	69

        Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

  3.
  The Index to Exhibits is on page 74.

(b)
Reports on Form 8-K:

        Cablevision Systems Corporation filed current reports on Form 8-K with the Commission on November 8, 2002 and December 23, 2002.

        CSC Holdings, Inc. filed current reports on Form 8-K with the Commission on November 8, 2002 and December 23, 2002.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Cablevision Systems Corporation

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions Write-Offs	Balance at End of Period
Year Ended December 31, 2002
Allowance for doubtful accounts	$30,016	$91,590	$3,078	$(66,824)	$57,860

Year Ended December 31, 2001
Allowance for doubtful accounts	$35,774	$40,580	$(647)	$(45,691)	$30,016

Year Ended December 31, 2000
Allowance for doubtful accounts	$30,219	$35,061	$4,664	$(34,170)	$35,774

CSC Holdings, Inc.

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions Write-Offs	Balance at End of Period
Year Ended December 31, 2002
Allowance for doubtful accounts	$30,016	$91,590	$3,078	$(66,824)	$57,860

Year Ended December 31, 2001
Allowance for doubtful accounts	$35,774	$40,580	$(647)	$(45,691)	$30,016

Year Ended December 31, 2000
Allowance for doubtful accounts	$30,219	$35,061	$4,664	$(34,170)	$35,774

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2003.

CABLEVISION SYSTEMS CORPORATION CSC HOLDINGS, INC.
By:	/s/ WILLIAM J. BELL

	Name:	William J. Bell
	Title:	Vice Chairman (Cablevision Systems Corporation and CSC Holdings, Inc.)

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James L. Dolan and William J. Bell, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him in his name, place and stead, in any and all capacities, to sign this report, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated on behalf of each of the Registrants.

Name	Title	Date

/s/ JAMES L. DOLAN James L. Dolan	Chief Executive Officer, President and Director (Principal Executive Officer)	March 31, 2003
/s/ WILLIAM J. BELL William J. Bell	Vice Chairman and Director (Principal Financial Officer)	March 31, 2003
/s/ ANDREW B. ROSENGARD Andrew B. Rosengard	Executive Vice President, Finance (Principal Accounting Officer)	March 31, 2003
/s/ CHARLES F. DOLAN Charles F. Dolan	Chairman of the Board of Directors	March 31, 2003

/s/ ROBERT S. LEMLE Robert S. Lemle	Vice Chairman, Secretary and Director	March 31, 2003
/s/ HANK J. RATNER Hank J. Ratner	Vice Chairman	March 31, 2003
/s/ SHEILA A. MAHONY Sheila A. Mahony	Executive Vice President and Director	March 31, 2003
/s/ THOMAS C. DOLAN Thomas C. Dolan	Executive Vice President and Director	March 31, 2003
/s/ JOHN TATTA John Tatta	Director	March 31, 2003
/s/ PATRICK F. DOLAN Patrick F. Dolan	Director	March 31, 2003
/s/ CHARLES D. FERRIS Charles D. Ferris	Director	March 31, 2003
/s/ RICHARD H. HOCHMAN Richard H. Hochman	Director	March 31, 2003
/s/ VICTOR ORISTANO Victor Oristano	Director	March 31, 2003
/s/ STEVEN RATTNER Steven Rattner	Director	March 31, 2003
/s/ THOMAS V. REIFENHEISER Thomas V. Reifenheiser	Director	March 31, 2003
/s/ JOHN R. RYAN John R. Ryan	Director	March 31, 2003
/s/ VINCENT TESE Vincent Tese	Director	March 31, 2003

I, James L. Dolan, President and Chief Executive Officer of Cablevision Systems Corporation ("Cablevision"), certify that:

1.
I have reviewed this annual report on Form 10-K of Cablevision;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Cablevision as of, and for, the periods presented in this annual report;

4.
Cablevision's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Cablevision and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to Cablevision, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of Cablevision's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
Cablevision's other certifying officers and I have disclosed, based on our most recent evaluation, to Cablevision's auditors and the audit committee of Cablevision's board of directors (or persons performing the equivalent functions):

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

6.
Cablevision's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ James L. Dolan James L. Dolan President and Chief Executive Officer

I, William J. Bell, Vice Chairman of Cablevision Systems Corporation ("Cablevision"), certify that:

1.    I have reviewed this annual report on Form 10-K of Cablevision;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Cablevision as of, and for, the periods presented in this annual report;

4.    Cablevision's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Cablevision and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to Cablevision, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of Cablevision's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    Cablevision's other certifying officers and I have disclosed, based on our most recent evaluation, to Cablevision's auditors and the audit committee of Cablevision's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect Cablevision's ability to record, process, summarize and report financial data and have identified for Cablevision's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in Cablevision's internal controls; and

6.    Cablevision's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 31, 2003	By:	/s/ William J. Bell William J. Bell Vice Chairman

Index to Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Cablevision Systems Corporation (incorporated herein by reference to Annex II to Cablevision Systems Corporation's Proxy Statement, dated October 10, 2000, as supplemented, (the "2000 Proxy Statement")).
3.2	Bylaws of Cablevision Systems Corporation (incorporated herein by reference to Exhibit 3.4 of the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001).
3.3	Certificate of Incorporation of CSC Holdings, Inc. (incorporated herein by reference to Exhibits 3.1A(i) and 3.1A(ii) to CSC Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 1989).
3.4	Bylaws of CSC Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001).
3.5	Certificate of Amendment of Certificate of Incorporation of CSC Holdings, Inc., dated April 1, 1999 (incorporated herein by reference to Exhibit 3.1 of CSC Holdings' Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999).
3.6	Certificate of Amendment of Certificate of Incorporation of CSC Holdings, Inc., dated April 1, 1999 (incorporated herein by reference to Exhibit 3.2 of CSC Holdings' Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999).
4.1	Certificate of Designations for CSC Holdings' Series H Redeemable Exchangeable Preferred Stock (incorporated by reference to Exhibit 4.1E to CSC Holdings' Registration Statement on Form S-4, Registration No. 33-63691).
4.2	Certificate of Designations for CSC Holdings' Series M Redeemable Exchangeable Preferred Stock (incorporated by reference to Exhibit 4.1(f) to CSC Holdings' Registration Statement on Form S-4, Registration No. 333-00527).
4.3	Indenture dated as of December 1, 1997 relating to CSC Holdings' $500,000,000 7 7/8% Senior Notes due 2007 (incorporated by reference to Exhibit 4.4 to Cablevision Systems Corporation's Registration Statement on Form S-4, dated January 20, 1998, File No. 333-44547 (the "S-4")).
4.4	Indenture dated as of February 15, 1993 relating to CSC Holdings' $200,000,000 9 7/8% Senior Subordinated Debentures due 2013 (incorporated herein by reference to Exhibit 4.3 to Cablevision Systems Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (the "1992 10-K")).
4.5	Indenture dated as of April 1, 1993 relating to CSC Holdings' $150,000,000 9 7/8% Senior Subordinated Debentures due 2023 (incorporated by reference to CSC Holdings' Registration Statement on Form S-4, Registration No. 33-61814).
4.6	Supplemental Indenture dated as of November 1, 1995 between CSC Holdings and the Bank of New York, Trustee to the Indenture dated November 1, 1995 (incorporated by reference to Exhibit 99.6 to CSC Holdings' Current Report on Form 8-K, filed November 1, 1995).
4.7	Indenture dated as of November 1, 1995 relating to CSC Holdings' $150,000,000 9 7/8% Senior Subordinated Notes due 2006, $300,000,000 9 1/4% Senior Subordinated Notes due 2005 and $250,000,000 10 1/2% Senior Subordinated Debentures due 2016 (incorporated by reference to Exhibit 99.6 to CSC Holdings' Current Report on Form 8-K filed November 1, 1995).
4.8	Indenture dated August 15, 1997 relating to CSC Holdings' $400,000,000 8 1/8% Senior Debentures due 2009 (incorporated herein by reference to CSC Holdings' Registration Statement on Form S-4, Registration No. 333-38013).

4.9	Senior Indenture (incorporated by reference to Exhibit 4.1 to CSC Holdings' Registration Statement on Form S-3, Registration No. 333-57407).
4.10	Subordinated Indenture (incorporated by reference to Exhibit 4.2 to CSC Holdings' Registration Statement on Form S-3, Registration No. 333-57407).
4.11	Indenture dated as of March 22, 2001 relating to CSC Holdings $1,000,000,000 7 5/8% Senior Notes due 2011 (incorporated herein by reference to Exhibit 4.11 to Cablevision Systems Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
4.12	Indenture dated as of July 1, 1999 relating to CSC Holdings $500,000,000 8 1/8% Senior Notes due 2009 and 8 1/8% Series B Senior Notes due 2009 (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-4 (Registration No. 333-84449)).
4.13	Certificate of Designations for CSC Holdings, Inc. 10% Series A Exchangeable Participating Preferred Stock.
10.1	Registration Rights Agreement between CSC Systems Company and CSC Holdings (incorporated herein by reference to Exhibit 10.1 of CSC Holdings' Registration Statement on Form S-1, Registration No. 033-01936 ("CSC Holdings' Form S-1")).
10.2	Registration Rights Agreement between Cablevision Company and CSC Holdings (incorporated herein by reference to Exhibit 10.2 to CSC Holdings' Form S-1).
10.3	Form of Right of First Refusal Agreement between Dolan and CSC Holdings (incorporated herein by reference to Exhibit 10.4 to CSC Holdings' Form S-1).
10.4	Supplemental Benefit Plan of CSC Holdings (incorporated herein by reference to Exhibit 10.7 to CSC Holdings' Form S-1).
10.5	Employment Agreement between Charles F. Dolan and CSC Holdings dated January 27, 1986 (incorporated herein by reference to Exhibit 10.9 to CSC Holdings' Form S-1).
10.6	Employment Agreement, dated as of November 7, 2002, between CSC Holdings and William J. Bell (incorporated herein by reference to Exhibit (d)(3) to Cablevision Systems Corporation's Schedule TO Tender Offer Statement dated January 23, 2002 ("Schedule TO")).
10.7	Agreement, dated as of September 17, 2002, between CSC Holdings and Robert S. Lemle (incorporated herein by reference to Exhibit (d)(4) to Cablevision Systems Corporation's Schedule TO).
10.8	Employment Agreement, dated as of January 1, 1999, between CSC Holdings and James L. Dolan (incorporated herein by reference to Exhibit 10.11 to Cablevision Systems Corporation's Annual Report of Form 10-K for the fiscal year ended December 31, 2000).
10.9	Cablevision Systems Corporation Amended and Restated Employee Stock Plan (incorporated herein by reference to Exhibit (d)(1) to Schedule TO).
10.10	Cablevision Systems Corporation Executive Performance Incentive Plan (incorporated herein by reference to Cablevision Systems Corporation's June 10, 1998 Proxy Statement).
10.11	Cablevision Systems Corporation Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.41 to the S-4).
10.12	Cablevision Systems Corporation 1996 Non-Employee Directors Stock Option Plan (incorporated by reference to CSC Holdings' 1996 Proxy Statement).
10.13	Amendment to Cablevision Systems Corporation 1996 Non-Employee Directors Stock Option Plan (incorporated by reference to the 2000 Proxy Statement).

10.14	Form of Guarantee and Indemnification Agreement among Charles F. Dolan, CSC Holdings and officers and directors of CSC Holdings (incorporated herein by reference to Exhibit 28 to CSC Holdings' Form S-1).
10.15	Amended and Restated Agreement of Limited Partnership of Madison Square Garden, L.P., among MSG Eden Corporation, ITT MSG Inc. and Garden L.P. Holding Corp., dated as of April 15, 1997. (incorporated by reference to Exhibit 2(b) of the April 1997 8-K).
10.16	Formation Agreement, dated as of June 22, 1997, among Rainbow Media Sports Holdings, Inc. and Fox Sports Net, LLC, attaching Partners) and Annex B (Partnership Agreement of National Sports Partners) (incorporated by reference to Exhibit 99.1 of the April 1997 8-K).
10.17	Lease Agreement between Nassau Cable Business Trust, as Landlord and CSC Holdings, as Tenant, dated as of November 1, 1997 (incorporated by reference to Exhibit 10.56 to the S-4).
10.18	Credit Agreement, dated as of June 6, 1997, among Madison Square Garden, L.P., the several lenders from time to time parties thereto, the Chase Manhattan Bank, as Administrative Agent, Toronto Dominion (New York), Inc., as Documentation Agent, and The Bank of Nova Scotia, as Syndication Agent (incorporated by reference to Exhibit 10.63 to the S-4).
10.19	First Amendment, dated November 5, 1997 to the Credit Agreement, dated as of June 6, 1997, among Madison Square Garden, L.P., the several lenders from time to time parties thereto, the Chase Manhattan Bank, as Administrative Agent, Toronto Dominion (New York), Inc., as Documentation Agent, and The Bank of Nova Scotia, as Syndication Agent (incorporated by reference to Exhibit 10.66 to the S-4).
10.20	Second Amendment, dated December 10, 1997, to the Credit Agreement, dated as of June 6, 1997, among Madison Square Garden, L.P., the several lenders from time to time parties thereto, the Chase Manhattan Bank, as Administrative Agent, Toronto Dominion (New York), Inc., as Documentation Agent, and The Bank of Nova Scotia, as Syndication Agent (incorporated by reference to Exhibit 10.67 to the Form S-4).
10.21	Third Amendment, dated July 28, 1999, to the Credit Agreement, dated as of June 6, 1997, among Madison Square Garden, L.P., the several lenders from time to time parties thereto, the Chase Manhattan Bank, as Administrative Agent, Toronto Dominion (New York), Inc., as Documentation Agent, and The Bank of Nova Scotia, as Syndication Agent (incorporated by reference to Exhibit 10.27 to Cablevision Systems Corporation's Annual Report on Form 10-K for the year ended December 31, 2001 ("2001 Form 10-K")).
10.22	Fourth Amendment, dated September 4, 2001, to the Credit Agreement, dated as of June 6, 1997, among Madison Square Garden, L.P., the several lenders from time to time parties thereto, the Chase Manhattan Bank, as Administrative Agent, Toronto Dominion (New York), Inc., as Documentation Agent, and The Bank of Nova Scotia, as Syndication Agent (incorporated by reference to Exhibit 10.28 to the 2001 Form 10-K).
10.23	Fifth Amendment, dated November 13, 2001, to the Credit Agreement, dated as of June 6, 1997, among Madison Square Garden, L.P., the several lenders from time to time parties thereto, the Chase Manhattan Bank, as Administrative Agent, Toronto Dominion (New York), Inc., as Documentation Agent, and The Bank of Nova Scotia, as Syndication Agent (incorporated by reference to Exhibit 10.29 to the 2001 Form 10-K).
10.24	Amended and Restated Contribution and Merger Agreement, dated as of June 6, 1997, among Cablevision Systems Corporation, CSC Holdings, CSC Merger Corporation and TCI Communications, Inc. (incorporated herein by reference to Exhibit 2.1 to the S-4).

10.25	Stockholders Agreement, dated as of March 4, 1998, by and among CSC Holdings, Tele-Communications, Inc., a Delaware corporation, the Class B Entities and the Investors (incorporated herein by reference to Exhibit 4.1 to CSC Holdings' Current Report on Form 8-K dated March 4, 1998).
10.26	Seventh Amended and Restated Credit Agreement dated as of June 26, 2001, among CSC Holdings, Inc., the Restricted Subsidiaries which are parties thereto, the lenders that are parties thereto (the "Banks"), Toronto Dominion (Texas), Inc., as Administrative Agent, TD Securities (USA) Inc. and Banc of America Securities LLC, as Co-Lead Arrangers and Co-Book Managers, Bank of America, N.A., as Syndication Agent, The Bank of New York and The Bank of Nova Scotia, as Co-Documentation Agents and Arrangers, The Chase Manhattan Bank, as Co-Documentation Agent, Fleet National Bank, J.P. Morgan Securities Inc., Mizuho Financial Group and Salomon Smith Barney Inc., as Arrangers, Bank of Montreal, Barclays Bank PLC, BNP Paribas, Credit Lyonnais New York Branch, Dresdner Bank AG, New York and Grand Cayman branches, First Union National Bank and Royal Bank of Canada, as Managing Agents and Société Générale and Suntrust Bank, as Co-Agents (incorporated by reference to Exhibit 10.33 to the 2001 Form 10-K).
10.27	Amendment No. 1, dated July 20, 2001, to Seventh Amended and Restated Credit Agreement dated as of June 26, 2001, among CSC Holdings, Inc., the Restricted Subsidiaries which are parties thereto, the banks that are parties thereto and Toronto Dominion (Texas), Inc., as Administrative Agent (incorporated by reference to Exhibit 10.34 to the 2001 Form 10-K).
10.28	Amendment No. 2, dated November 19, 2001, to Seventh Amended and Restated Credit Agreement dated as of June 26, 2001, among CSC Holdings, Inc., the Restricted Subsidiaries which are parties thereto, the banks that are parties thereto and Toronto Dominion (Texas), Inc., as Administrative Agent (incorporated by reference to Exhibit 10.35 to the 2001 Form 10-K).
10.29	First Amended and Restated Credit Agreement, dated as of May 28, 1998, among Cablevision MFR, Inc., CSC Holdings, Inc., the Guarantors which are parties thereto, the lenders which are parties thereto, Toronto Dominion (Texas), Inc., as Arranging Agent and as Administrative Agent, The Bank of New York, The Bank of Nova Scotia, The Canadian Imperial Bank of Commerce, NationsBank, N.A., and The Chase Manhattan Bank, as Managing Agents, Bank of Montreal, Chicago Branch, Barclays Bank, PLC, Fleet Bank, N.A., and Royal Bank of Canada, as Agents, Banque Paribas, Credit Lyonnais, BankBoston, N.A., The First National Bank of Chicago, Mellon Bank, N.A. and Société Générale, New York Branch, as Co-Agents, and The Bank of New York and The Bank of Nova Scotia as Co Syndication Agents (incorporated herein by reference to Exhibit 10.48 to the 1998 10-K).
10.30	Asset Purchase Agreement, dated as of December 8, 1999, by and among Telerama, Inc., Cablevision of Cleveland, L.P., and Adelphia Communications Corporation (incorporated herein by reference to Exhibit 99.1 of Cablevision Systems Corporation's Current Report on Form 8-K filed on December 17, 1999 (the "December 1999 8-K")).
10.31	Agreement and Plan of Reorganization, dated as of December 8, 1999, by and among Cablevision of the Midwest, Inc., Cablevision of the Midwest Holding Co., Inc., Adelphia General Holdings II, Inc. and Adelphia Communications Corporation (incorporated herein by reference to Exhibit 99.2 of the December 1999 8-K).
10.32	Agreement and Plan of Merger, dated as of April 18, 2000, by and among CSC Holdings, Inc., Cablevision of Massachusetts, Inc., AT&T Corp. and AT&T CSC, Inc. (incorporated herein by reference to Exhibit 99.1 of Cablevision Systems Corporation's Current Report on Form 8-K filed on May 5, 2000 (the "May 2000 8-K")).

10.33	Asset Exchange Agreement, dated as of April 18, 2000, by and among CSC Holdings, Inc., Cablevision of Brookline, L.P., Cablevision of Boston, Inc. and AT&T Corp. (incorporated herein by reference to Exhibit 99.2 of the May 2000 8-K).
10.34	Letter Agreement dated January 31, 2001, among Cablevision Systems Corporation, Rainbow Media Holdings, Inc., Metro-Goldwyn-Mayer Inc., American Movie Classics Holding Corporation, AMC II Holding Corporation, Bravo Holding Corporation, and Bravo II Holding Corporation (incorporated herein by reference to Exhibit 99.1 of Cablevision Systems Corporation's Current Report on Form 8-K filed on February 5, 2001).
10.35	Loan Agreement, dated as of March 14, 2003, among Rainbow Media Holdings, Inc., as Borrower, the Guarantors party thereto, TD Securities (USA) Inc. and Banc of America Securities LLC, as Co-Lead Arrangers and Co-Book Runners, Bank Of America, N.A., as Syndication Agent, Wachovia Bank, National Association, General Electric Capital Corporation and The Bank of Nova Scotia, as Co-Documentation Agents, Toronto Dominion (Texas), Inc., as Administrative Agent and the other Credit Parties party thereto.
10.36	Loan Agreement, dated as of March 14, 2003, among American Movie Classics Company, The Independent Film Channel, LLC and WE: Womens Entertainment, LLC, as Borrowers, the Guarantors party thereto, TD Securities (USA) Inc. and Banc of America Securities LLC, as Co-Lead Arrangers and Co-Book Runners, Bank of America, N.A., as Syndication Agent, Wachovia Bank, National Association, General Electric Capital Corporation and The Bank of Nova Scotia, as Co-Documentation Agents, Toronto Dominion (Texas), Inc., as Administrative Agent and the other Credit Parties party thereto.
10.37	Agreement and Plan of Merger and Exchange, dated as of November 4, 2002, by and between Cablevision Systems Corporation, Bravo Holding Corporation, Bravo II Holding Corporation, Rainbow Media Group, LLC, National Broadcasting Company, Inc., NBC- Rainbow Holding, Inc. and Applause Acquisition Corporation (incorporated herein by reference to Exhibit 99.1 of Cablevision System Corporation's Current Report on Form 8-K dated November 6, 2002).
10.38	Asset Purchase Agreement, dated as of December 19, 2002, by and among Northcoast Communications, L.L.C., Boston Holding, LLC, New York PCS Holding, LLC and Cellco Partnership d/b/a Verizon Wireless (incorporated herein by reference to Exhibit 99.1 of Cablevision System Corporation's Current Report on Form 8-K dated December 23, 2002).
10.39	Registration Rights Agreement, dated as of February 5, 2003, between Cablevision Systems Corporation and Quadrangle Capital Partners LP.
21	Subsidiaries of the Registrants.
23.1	Consent of Independent Auditors.
23.2	Consent of Independent Auditors.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Cablevision Systems Corporation

        We have audited the accompanying consolidated balance sheets of Cablevision Systems Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cablevision Systems Corporation and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in the year ended December 31, 2002.

/S/ KPMG LLP

Melville, New York
March 31, 2003

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001
(Dollars in thousands)

	2002	2001
ASSETS
Current Assets
Cash and cash equivalents	$125,940	$107,990
Accounts receivable trade (less allowance for doubtful accounts of $57,860 and $30,016)	285,059	310,830
Notes and other receivables, current	83,299	72,195
Inventory, prepaid expenses and other current assets	121,608	218,478
Assets held for sale	59,301	58,765
Feature film inventory, net	66,617	44,541
Advances to affiliates	178,491	120,691
Derivative contracts, current	—	5,378

Total current assets	920,315	938,868
Property, plant and equipment, net	4,624,991	4,014,583
Investments in affiliates	59,726	78,710
Advances to affiliates, long-term	—	94,087
Investment securities	310,336	—
Investment securities available-for-sale	—	158
Investment securities pledged as collateral	662,274	1,527,890
Other investments	17,514	20,483
Notes and other receivables	96,065	71,424
Derivative contracts	705,020	262,317
Other assets	45,799	20,871
Assets held for sale, long-term	—	271,304
Long-term feature film inventory, net	232,221	191,161
Deferred carriage fees, net	139,578	138,057
Franchises, net of accumulated amortization of $1,208 and $971,481	732,401	732,313
Affiliation, broadcast and other agreements, net of accumulated amortization of $278,466 and $235,182	295,753	167,104
Excess costs over fair value of net assets acquired and other intangible assets, net of accumulated amortization of $39,400 and $813,510	1,546,159	1,577,831
Deferred financing, acquisition and other costs, net of accumulated amortization of $46,007 and $59,398	100,101	112,955

	$10,488,253	$10,220,116

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001
(Dollars in thousands, except per share amounts)

	2002	2001
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable	$445,758	$441,865
Accrued liabilities:
Interest	116,310	115,906
Employee related costs	239,805	327,692
Other	536,462	460,591
Accounts payable to affiliates	17,772	6,988
Deferred revenue, current	112,276	118,397
Feature film and contract obligations	72,310	43,639
Liabilities held for sale	26,640	62,077
Liabilities under derivative contracts	1,395	—
Current portion of bank debt	26,149	3,694
Current portion of capital lease obligations	15,828	30,334

Total current liabilities	1,610,705	1,611,183
Feature film and contract obligations, long-term	229,431	203,003
Deferred revenue	17,479	22,140
Deferred tax liability	176,655	66,622
Liabilities under derivative contracts	104,949	226,295
Other long-term liabilities	227,748	172,699
Liabilities held for sale, long-term	—	122,761
Bank debt, long-term	2,080,000	1,041,347
Collateralized indebtedness	1,234,106	1,572,372
Senior notes and debentures	3,691,772	3,690,845
Subordinated notes and debentures	599,128	599,054
Capital lease obligations, long-term	71,921	68,460

Total liabilities	10,043,894	9,396,781

Minority interests	623,897	864,947

Preferred Stock of CSC Holdings, Inc.	1,544,294	1,544,294

Commitments and contingencies
Stockholders' deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	—	—
CNYG Class A Common Stock, $.01 par value, 800,000,000 shares authorized, 234,708,069 and 133,261,950 shares issued and 212,891,842 and 133,261,950 shares outstanding	2,347	1,333
CNYG Class B Common Stock, $.01 par value, 320,000,000 shares authorized, 67,242,427 and 42,145,986 shares issued and outstanding	672	421
RMG Class A Common Stock, $.01 par value, 600,000,000 shares authorized, -0- and 73,611,620 shares issued and outstanding	—	736
RMG Class B Common Stock, $.01 par value, 160,000,000 shares authorized, -0- and 21,072,993 shares issued and outstanding	—	211
Paid-in capital	1,107,893	974,709
Accumulated deficit	(2,473,204)	(2,563,316)

	(1,362,292)	(1,585,906)
Treasury stock, at cost (21,816,227 shares)	(359,750)	—
Accumulated other comprehensive loss	(1,790)	—

Total stockholders' deficiency	(1,723,832)	(1,585,906)

	$10,488,253	$10,220,116

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

December 31, 2002 and 2001
(Dollars in thousands, except per share amounts)

	2002	2001	2000
Revenues, net (including retail electronics sales of $292,969, $369,995 and $375,428)	$4,003,407	$3,879,383	$3,924,495

Operating expenses:
Technical and operating	1,665,789	1,660,661	1,607,378
Retail electronics cost of sales	256,487	306,187	301,665
Selling, general and administrative	1,022,761	1,009,894	1,066,680
Restructuring charges	79,336	52,942	—
Depreciation and amortization	911,042	1,011,566	941,657

	3,935,415	4,041,250	3,917,380

Operating income (loss)	67,992	(161,867)	7,115

Other income (expense):
Interest expense	(509,552)	(540,554)	(563,925)
Interest income	22,439	17,521	6,636
Equity in net loss of affiliates	(42,672)	(67,996)	(16,685)
Gain on sale of cable assets and programming interests, net	—	2,175,927	1,209,865
Impairment charges on At Home investment	—	(108,452)	(139,682)
Gain (loss) on investments, net	(891,438)	109,355	(6,747)
Write-off of deferred financing costs	(6,931)	(18,770)	(5,209)
Gain on derivative contracts, net	924,037	281,752	—
Loss on extinguishment of debt	(17,237)	(15,348)	—
Gain on termination of At Home agreement	—	25,190	—
Minority interests	(222,365)	(371,683)	(159,838)
Miscellaneous, net	(22,936)	(17,333)	(9,520)

	(766,655)	1,469,609	314,895

Income (loss) from continuing operations before income taxes	(698,663)	1,307,742	322,010
Income tax benefit (expense)	137,814	(225,242)	(33,852)

Income (loss) from continuing operations	(560,849)	1,082,500	288,158
Income (loss) from discontinued operations, net of taxes (including gain on sale of programming interests of $663,352 in 2002)	650,961	(74,767)	(58,905)

Net income	$90,112	$1,007,733	$229,253

INCOME (LOSS) PER SHARE:
Basic net income (loss) per share:
Income (loss) from continuing operations	$(1.91)	$3.84	$1.04

Income (loss) from discontinued operations	$2.22	$(0.27)	$(0.21)

Net income	$0.31	$3.57	$0.83

Basic weighted average common shares (in thousands)	293,516	281,938	277,473

Diluted net income (loss) per share:
Income (loss) from continuing operations	$(1.91)	$3.79	$1.03

Income (loss) from discontinued operations	$1.98	$(0.27)	$(0.21)

Net income	$0.28	$3.53	$0.82

Diluted weighted average common shares (in thousands)	331,959	285,731	280,751

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

Years ended December 31, 2002, 2001, and 2000
(Dollars in thousands)

	CNYG Class A Common Stock*	CNYG Class B Common Stock*	RMG Class A Common Stock	RMG Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 1999	$1,301	$431	$—	$—	$731,986	$(3,800,302)	$(499)	$—	$(3,067,083)
Net income	—	—	—	—	—	229,253	—	—	229,253
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	286,440	286,440

Comprehensive income									515,693
Employee stock transactions	17	—	—	—	25,577	—	—	—	25,594
Conversion of Class B to Class A	10	(10)	—	—	—	—	—	—	—
Distribution to shareholder	—	—	—	—	(4,083)	—	—	—	(4,083)
Retirement of treasury stock	—	—	—	—	(499)	—	499	—	—

Balance at December 31, 2000	1,328	421	—	—	752,981	(3,571,049)	—	286,440	(2,529,879)
Net income	—	—	—	—	—	1,007,733	—	—	1,007,733
Transfer of available-for-sale securities to trading securities	—	—	—	—	—	—	—	(286,440)	(286,440)

Comprehensive income									721,293
Employee stock transactions	5	—	1	—	12,508	—	—	—	12,514
Issuance of RMG common stock	—	—	665	211	(876)	—	—	—	—
Issuance of RMG common stock to NBC	—	—	70	—	138,527	—	—	—	138,597
Tax benefit related to stock options	—	—	—	—	82,861	—	—	—	82,861
Conversion of equity interest in subsidiary	—	—	—	—	(11,292)	—	—	—	(11,292)

Balance at December 31, 2001	1,333	421	736	211	974,709	(2,563,316)	—	—	(1,585,906)
Net income	—	—	—	—	—	90,112	—	—	90,112
Additional pension liability	—	—	—	—	—	—	—	(1,790)	(1,790)

Comprehensive income									88,322
Issuance of common stock to NBC	17	—	99	—	114,772	—	—	—	114,888
Employee stock transactions	1	—	2	—	3,237	—	—	—	3,240
Treasury stock acquired from NBC	—	—	—	—	—	—	(359,750)	—	(359,750)
Exchange of RMG common stock for CNYG common stock	996	251	(837)	(211)	(199)	—	—	—	—
Conversion of RMG options to CNYG options	—	—	—	—	4,391	—	—	—	4,391
Tax benefit related to stock options	—	—	—	—	10,983	—	—	—	10,983

Balance at December 31, 2002	$2,347	$672	$—	$—	$1,107,893	$(2,473,204)	$(359,750)	$(1,790)	$(1,723,832)

*
Represents the Company's Class A Common Stock and Class B Common Stock, respectively, for periods prior to March 29, 2001.

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2002, 2001 and 2000
(Dollars in thousands)

	2002	2001	2000
Cash flows from operating activities:
Income (loss) from continuing operations	$(560,849)	$1,082,500	$288,158
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	911,042	1,011,566	941,657
Equity in net loss of affiliates	42,672	67,996	16,685
Minority interests	47,849	197,167	134,317
Gain on sale of cable assets and programming interests, net	—	(2,175,927)	(1,209,865)
Loss (gain) on investments, net	891,438	(109,355)	6,747
Impairment charges on investments	—	108,452	139,682
Write-off of deferred financing costs	6,931	18,770	5,209
Unrealized gain on derivative contracts, net	(654,150)	(278,690)	—
Realized gain on derivative contracts	(256,576)	—	—
Loss on extinguishment of debt	17,237	15,348	—
Gain on termination of At Home agreement	—	(25,190)	—
(Gain) loss on sale of equipment, net	16,281	2,342	(803)
Tax benefit from exercise of stock options	10,983	82,861	—
Amortization of deferred financing, discounts on indebtedness and other deferred costs	68,963	45,778	10,329
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable trade	25,771	(31,161)	(62,194)
Notes and other receivables	(35,745)	5,594	(19,185)
Inventory, prepaid expenses and other assets	76,861	45,357	(71,520)
Advances to affiliates	(91,831)	(121,786)	(28,589)
Feature film inventory	(63,136)	21,287	(5,002)
Other deferred costs	(1,363)	(132,663)	6,198
Accounts payable	3,893	(22,440)	38,877
Accrued liabilities	(31,121)	(29,462)	39,208
Feature film and contract obligations	55,099	(34,606)	(74,290)
Deferred revenue	(10,782)	(61,248)	(52,327)
Deferred tax liability	(47,350)	66,622	—
Minority interests	(32,345)	8,301	(18,255)

Net cash provided by (used in) operating activities	389,772	(242,587)	85,037

Cash flows from investing activities:
Capital expenditures	(1,340,324)	(1,378,114)	(1,323,071)
Payments for acquisitions, net of cash acquired	—	—	(128,784)
Net proceeds from sale of cable assets and programming interests	—	1,118,153	991,000
Proceeds from sale of equipment	2,194	2,379	776
Increase in investments in affiliates, net	(34,619)	(39,682)	(60,709)
Increase in investment securities and other investments	994	(21,795)	(180)
Additions to other intangible assets	(298)	(303)	(94)

Net cash used in investing activities	$(1,372,053)	$(319,362)	$(521,062)

See accompanying notes to consolidated financial statements.

	2002	2001	2000
Cash flows from financing activities:
Proceeds from bank debt	$2,227,322	$3,742,655	$4,610,523
Repayment of bank debt	(1,166,214)	(5,381,046)	(4,191,887)
Redemption of senior subordinated notes	—	(466,707)	—
Issuance of senior notes	—	996,790	—
Net proceeds from (repayments of) collateralized indebtedness	(54,813)	1,549,411	—
Proceeds from derivative contracts	—	239,270	—
Issuance of common stock	3,241	12,514	25,594
Payments on capital lease obligations and other debt	(30,673)	(38,592)	(39,332)
Additions to deferred financing and other costs	(14,489)	(34,833)	(18,658)

Net cash provided by financing activities	964,374	619,462	386,240

Net increase (decrease) in cash and cash equivalents from continuing operations	(17,907)	57,513	(49,785)
Net cash provided by discontinued operations	35,857	12,537	25,060
Cash and cash equivalents at beginning of year	107,990	37,940	62,665

Cash and cash equivalents at end of year	$125,940	$107,990	$37,940

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company and Related Matters

        Cablevision Systems Corporation and its majority-owned subsidiaries ("Cablevision" or the "Company") owns and operates cable television systems and through its subsidiary, Rainbow Media Holdings, Inc., has ownership interests in companies that produce and distribute national and regional entertainment and sports programming services, including Madison Square Garden, L.P. ("MSG"). The Company also owns companies that provide advertising sales services for the cable television industry, provide switched telephone service, operate a retail electronics chain and operate motion picture theaters. The Company classifies its business interests into four segments: Telecommunications Services, consisting principally of its cable television, telephone and high-speed data services operations; Rainbow, consisting principally of interests in national and regional cable television programming networks; MSG, which owns and operates professional sports teams, regional cable television networks, live productions and entertainment venues; and Retail Electronics, which represents the operations of its retail electronics stores.

Principles of Consolidation and Investments in Affiliates

        The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The Company's interests in less than majority-owned entities are carried on the equity method. The Company would recognize a loss where there existed an other than temporary decline in the value of the investment. All significant intercompany transactions and balances are eliminated in consolidation.

Revenue Recognition

        The Company recognizes cable television, high-speed data, telephony and programming revenues as services are provided to subscribers. Advertising revenues are recognized when commercials are telecast. Revenue from retail electronic sales is recognized upon delivery, with an appropriate provision for returned merchandise based upon historical experience. Revenues derived from other sources are recognized when services are provided or events occur.

        In the quarter ended December 31, 2000, the Company adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). The adoption of SAB 101 had an insignificant impact on the results of operations.

Costs of Revenue

        Costs of revenue related to the sale of retail electronics products are classified in the accompanying statements of operations as "retail electronics costs of sales". Costs of revenue related to sales of services are classified as "technical and operating" expenses in the accompanying statements of operations.

Investments in Marketable Securities

        The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investment securities available-for-sale are stated at fair value, and unrealized holding gains and losses are included in accumulated other comprehensive income (loss) as a separate component of stockholders' deficiency. Investment securities and investment securities pledged as collateral are classified as trading securities and are stated at fair value with unrealized holding gains and losses included in net income (loss).

Long-Lived Assets

        Property, plant and equipment, including construction materials, are carried at cost, and include all direct costs and certain indirect costs associated with the construction of cable television transmission and distribution systems, and the costs of new product and subscriber installations. Franchises not acquired in a purchase business combination are amortized on the straight-line basis over the average terms (3 to 20 years) of the franchises. Affiliation, broadcast and other agreements (primarily cable television system programming agreements) are amortized on a straight-line basis over periods ranging from 6 to 13 years. Other intangible assets are amortized on the straight-line basis over the periods benefited (2 to 25 years). Excess costs over fair value of net assets acquired and the value of franchises acquired in purchase business combinations which have indefinite useful lives are no longer amortized in connection with the adoption of Statement 142 (see discussion below). Prior to the adoption of Statement 142, excess costs over fair value of net assets acquired were amortized on the straight-line basis over periods ranging from 3 to 40 years and franchises acquired in purchase business combinations were amortized on the straight-line basis over the average terms (3 to 20 years).

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

Feature Film Inventory

        Rights to feature film inventory acquired under license agreements along with the related obligations are recorded at the contract value. Costs are amortized to technical and operating expense on a straight-line basis over the respective license periods. Amounts payable subsequent to December 31, 2002 related to feature film telecast rights are as follows:

Years Ending December 31,
2003	$66,321
2004	51,835
2005	37,881
2006	24,706
2007	18,925
Thereafter	38,831

Deferred Carriage Fees

        Deferred carriage fees represent primarily payments to cable system operators to guarantee carriage of certain programming services and are recorded as a reduction to revenue over the period of guarantee (3 to 11 years).

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

        A reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share calculation for the years ended December 31, 2002, 2001 and 2000 follows:

	Net Income (Numerator)	Shares (Denominator)
	(in thousands)
December 31, 2002:
Basic net income	$90,112	293,516
Effect of dilution:
Stock options	—	2,381
Rainbow Media Holdings' common stock held by NBC	4,017	36,062

Diluted net income	$94,129	331,959

December 31, 2001:
Basic net income	$1,007,733	281,938
Effect of dilution:
Stock options	—	3,793

Diluted net income	$1,007,733	285,731

December 31, 2000:
Basic net income	$229,253	277,473
Effect of dilution:
Stock options	—	3,278

Diluted net income	$229,253	280,751

        All per share amounts have been adjusted, for all years presented, to reflect the tracking stock distribution in March 2001 and the subsequent exchange of each share of Rainbow Media Group ("RMG") tracking stock for 1.19093 shares of Cablevision NY Group ("CNYG") common stock on August 20, 2002, as if each occurred on January 1, 2000. (See Note 2.)

Reclassifications

        Certain reclassifications have been made in the 2001 and 2000 financial statements to conform to the 2002 presentation.

Cash Flows

        For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

        During 2002, 2001 and 2000, the Company's non-cash investing and financing activities and other supplemental data were as follows:

	Years Ended December 31,
	2002	2001	2000
Non-Cash Investing and Financing Activities:
Capital lease obligations	$19,628	$29,919	$60,111
Receipt of marketable securities in connection with the sale of programming interests and cable assets	321,908	893,500	524,606
Issuance of CNYG Class A and RMG Class A common stock in exchange for NBC's interest in Rainbow Media Holdings	114,888	138,597	—
Acquisition of Cablevision shares from NBC	359,750	—	—
Acquisition of shares of Rainbow Media Holdings from NBC	318,342	—	—
Supplemental Data:
Cash interest paid—continuing operations	492,869	532,048	551,341
Cash interest paid—discontinued operations	1,986	3,296	5,403
Income taxes paid (refunded), net	(27,732)	45,980	5,288

Comprehensive Income (Loss)

        Other comprehensive loss for the year ended December 31, 2002 of $1,790 represents additional minimum pension liability. Other comprehensive income for the year ended December 31, 2000 of $286,440 represents unrealized net gains on available-for-sale securities. During 2001, these securities were reclassified to trading securities and the unrealized gain was included in net income.

Stock Option Plan

        The Company applies the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, to account for its stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement 123 "Accounting for Stock Based Compensation", established accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. As allowed by Statement 123, the Company has elected to continue to apply the intrinsic value method of accounting described above.

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

        Summarized below is pro forma net income and basic and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000 as adjusted for amortization expense that is no longer recorded in accordance with Statement 142.

	Years Ended December 31,
	2002	2001	2000
Net income:
Net income, as reported	$90,112	$1,007,733	$229,253
Goodwill and franchise amortization, net of taxes	—	181,818	162,509

Adjusted net income	$90,112	$1,189,551	$391,762

Basic net income per share:
Net income, as reported	$0.31	$3.57	$0.83
Goodwill and franchise amortization, net of taxes	$—	$0.64	$0.59
Adjusted net income	$0.31	$4.22	$1.41
Diluted net income per share:
Net income, as reported	$0.28	$3.53	$0.82
Goodwill and franchise amortization, net of taxes	$—	$0.64	$0.58
Adjusted net income	$0.28	$4.16	$1.40

        Effective January 1, 2002, the Company adopted Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both Statement 121 and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions of Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). The provisions of Statement 144 have been applied to the planned sale of the Company's theater business, the closing of certain retail electronics stores and the sale of the Bravo programming service.

        Effective January 1, 2002, the Company adopted the provisions of the FASB's Emerging Issues Task Force, EITF No. 01-09, Accounting for the Consideration Given by a Vendor to a Customer or a Reseller of the Vendors' Products. EITF No. 01-09 stipulates the criteria to be met in determining the financial statement classification of customer incentives (which includes deferred carriage fees) as either a reduction of revenue or an operating expense. Upon adoption, the Company reclassified the amortization of its deferred carriage fees as a reduction to revenues, net. This reclassification has been made for the comparable 2001 and 2000 periods. The amortization of the deferred carriage fees shown on the balance sheet was previously included in operating expenses, which were correspondingly reduced.

        In April 2002, the FASB issued Statement 145, Rescission of Statements No. 4, 44 and 64, Amendment of Statement No. 13, and Technical Corrections. Statement 145, among other things, rescinds Statement 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. The Company adopted Statement 145 effective July 1, 2002. The adoption of this statement had no impact on the Company's consolidated financial statements.

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

        In December 2002, Statement 148, Accounting for Stock-Based Compensation—Transition and Disclosure was issued. Statement 148 amends Statement 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation ("transition provisions"). In addition, Statement 148 amends the disclosure requirements of Accounting Principals Board ("APB") Opinion No. 28, Interim Financial Reporting, to require pro forma disclosure in interim financial statements by companies that elect to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 ("disclosure provisions"). The transition methods of Statement 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company continues to use the intrinsic value method of accounting for stock-based compensation. As a result, the transition provisions do not have an effect on the Company's consolidated financial statements. The Company has adopted the disclosure requirements of Statement 148.

        The Company applies APB 25 and related interpretations in accounting for its stock option plans. The table below sets forth the pro forma net income as if compensation cost was determined in accordance with Statement of Financial Accounting Standards No. 123 for options granted in 1995 through 2002:

	Years Ended December 31,
	2002	2001	2000
Net income:
Net income, as reported	$90,112	$1,007,733	$229,253
Stock-based employee compensation expense determined under fair value based method, net of taxes	(38,810)	(38,512)	(90,749)

Pro forma net income	$51,302	$969,221	$138,504

Basic net income per common share:
As reported	$0.31	$3.57	$0.83
Pro forma	$0.17	$3.44	$0.50
Diluted net income per common share:
As reported	$0.28	$3.53	$0.82
Pro forma	$0.17	$3.39	$0.49

        The Company estimated the fair value of each option grant using the Black-Scholes option pricing model. The following assumptions were used in calculating these fair values:

	Years Ended December 31,
	2002	2001	2000
CNYG Common Stock:
Risk—free interest rate	3.3%	4.2%	5.0%
Volatility	63.5%	39.1%	45.2%
Dividend Yield	0%	0%	0%
Average fair value	$15.81	$23.51	$29.00
RMG Common Stock:
Risk—free interest rate	—	4.2%	—
Volatility	—	45.4%	—
Dividend Yield	—	0%	—
Average fair value	—	$12.11	—

NOTE 2.    TRACKING STOCK

        In March 2001, the Company amended and restated its Certificate of Incorporation to increase the number of authorized shares of preferred stock from 10 million to 50 million and to increase the number of authorized shares of common stock from 560 million to 1.88 billion of which:

  •
  800 million are designated Cablevision NY Group Class A common stock,

  •
  320 million are designated Cablevision NY Group Class B common stock,

  •
  600 million are designated Rainbow Media Group Class A common stock, and

  •
  160 million are designated Rainbow Media Group Class B common stock.

        On March 29, 2001, the Company distributed a new series of common stock called Rainbow Media Group tracking stock. The new series was intended to track the economic performance of certain of the businesses and interests of Rainbow Media Holdings, including its national and selected regional programming assets. The tracking stock was distributed to holders of the Company's common stock at a ratio of one share of Rainbow Media Group for every two shares of the Company's common stock held. The Company's existing common stock was redesignated as Cablevision NY Group common stock.

        In March 2001, the Company amended the employee stock plan to reflect the redesignation of the Company's Class A common stock as Cablevision NY Group Class A common stock, and reflect the distribution of Rainbow Media Group Class A common stock. In addition, the number of shares available for issuance under the employee stock plan was increased by 19,200,000, any or all of which were allowed to be Cablevision NY Group common stock or Rainbow Media Group common stock.

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

NOTE 3.    TRANSACTIONS

2002 Transactions

        During the six months ended June 30, 2002, NBC-Rainbow Holding, Inc., a subsidiary of National Broadcasting Company ("NBC"), had exchanged a 5.0% interest in Rainbow Media Holdings equity securities for 9,968,988 shares of Rainbow Media Group Class A common stock of Cablevision (valued at $98,514). The Rainbow Media Group common stock was exchanged for 11,872,367 shares of Cablevision NY Group Class A common stock on August 20, 2002. In September 2002, NBC exchanged a 0.7% interest in Rainbow Media Holdings equity securities for 1,647,266 shares of Cablevision NY Group Class A common stock of Cablevision (valued at $16,374). In connection with the sale of the Bravo programming service to NBC in December 2002 discussed below, the Company acquired NBC's remaining 17.2% minority interest, increasing the Company's interest in Rainbow Media Holdings to 100%.

        The acquisitions of the 22.9% and the 3.1% minority interests in 2002 and 2001, respectively, were accounted for as purchases. The excess of the purchase prices over the net book value of assets acquired of approximately $293,308 was allocated to the specific assets acquired, in 2002, based upon an independent appraisal as follows:

	Useful Life
Property and equipment	10 years	$7,359

Amortizable intangible assets
Affiliation agreements	10 years	$166,853
Broadcast rights	10 years	25,295
Other intangibles	7 to 10 years	36,807

		$228,955

Unamortizable intangible assets
Excess costs over the fair value of net assets acquired		$56,994

        In December 2002, the Company completed the sale of Rainbow Media Holdings' 80% interest in the Bravo programming service to NBC for $1.0 billion payable in General Electric Company common stock and 53.2 million shares of Cablevision NY Group Class A common stock (21.8 million shares of Cablevision NY Group Class A common stock held by NBC and 31.4 million shares of Cablevision NY Group Class A common stock issuable upon the conversion of shares of Rainbow Media Holdings common stock held by NBC). The 21.8 million shares of Cablevision NY Group Class A common stock, valued at $359,750, have been recorded as treasury stock in the Company's consolidated balance sheet. The Company recorded a gain of $663,352, net of taxes, in connection with this transaction. The operating results of the Bravo programming service, including the gain on sale, have been classified as discontinued operations for all periods presented. The net operating results of the Bravo programming service were previously reported in the Rainbow segment.

        Upon the closing of the sale of the Bravo programming service, the American Movie Classics/Bravo and Rainbow Media Group, LLC credit facilities terminated by their terms and outstanding borrowings were repaid.

        In March 2002, Rainbow Media Holdings acquired Loral Space and Communications, Ltd.'s 50% interest in R/L DBS Company, LLC for a purchase price of up to a present value of $33,000 payable only from a percentage of future revenues of R/L DBS' business, if any, or from any future sale of all or part of the interests in or assets of R/L DBS. This purchase increased Rainbow Media Holdings' ownership of R/L DBS to 100%. R/L DBS's results are consolidated with those of the Company as of the date of acquisition.

2001 Transactions

        Through December 31, 2001, NBC-Rainbow Holding had exchanged a 3.1% interest in Rainbow Media Holdings equity securities for 6,966,484 shares of Rainbow Media Group Class A common stock of Cablevision (valued at $138,597). The Rainbow Media Group common stock was exchanged for 8,296,594 shares of Cablevision NY Group Class A common stock as of August 20, 2002.

        In April 2001, Metro-Goldwyn-Mayer Inc. ("MGM") acquired a 20% interest in certain programming businesses of Rainbow Media Holdings for $825,000 in cash. The Company recorded a gain of approximately $746,310 in connection with this transaction.

        In January 2001, the Company completed the sale of its cable systems in Boston and eastern Massachusetts to AT&T Corp. in exchange for AT&T's cable systems in certain northern New York suburbs, 44,260,932 shares of AT&T stock, valued at approximately $893,500 at closing based on the quoted market price, and approximately $293,200 in cash. The Company recognized a net gain of approximately $1,441,699. In July 2001, AT&T distributed to AT&T common shareholders 0.3218 share of AT&T Wireless Services, Inc. common stock for each share of AT&T common stock held. In connection with such distribution, Cablevision received 14,243,166 shares of AT&T Wireless common stock as a result of its ownership of 44,260,932 shares of AT&T stock. In connection with AT&T's spin off of AT&T Broadband and the merger of AT&T Broadband with Comcast Corporation in November 2002, the Company received 14,318,411 shares of Comcast common stock. Additionally, in November 2002, AT&T completed a 1-for-5 reverse stock split which reduced the 44,260,932 shares of AT&T common stock held by the Company to 8,852,186 shares.

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

        The acquisition of the cable systems from AT&T was accounted for as a purchase with the operations of the acquired systems being consolidated with those of the Company as of the acquisition date. The purchase price was allocated to the specific assets acquired based on an independent appraisal as follows:

Property, plant and equipment, net	$96,852
Other assets	1,269
Liabilities	(5,246)
Franchises	502,913
Excess costs over fair value of net assets acquired	14,609

$610,397

        The following unaudited pro forma condensed results of operations are presented for the year ended December 31, 2000 as if the AT&T transaction described above had occurred on January 1, 2000:

Year ended December 31, 2000
Net revenues	$4,294,457

Net income	$1,593,372

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

        In January 2000, Regional Programming Partners, a subsidiary of Rainbow Media Holdings acquired the 70% interest in SportsChannel Florida Associates held by Front Row Communications for approximately $130,600 (including the repayment of $20,000 in debt), increasing its ownership to 100%. The acquisition was accounted for as a purchase with the operations of the acquired business being consolidated with those of the Company as of the acquisition date. The purchase price was allocated to the specific assets acquired based upon an independent appraisal as follows:

Property, plant and equipment	$2,200
Other assets	26,400
Liabilities	(9,900)
Excess cost over fair value of net assets acquired	111,900

$130,600

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

NOTE 4.    RESTRUCTURING AND IMPAIRMENT CHARGES

Restructuring

        In December 2001, the Company recorded restructuring charges of $56,442 (including $3,500 for discontinued operations) which included expenses of approximately $21,018 (including $2,313 for discontinued operations) associated with the elimination of approximately 600 positions, primarily in corporate, administrative and infrastructure functions across various business units of the Company, and estimated expenses of approximately $35,424 (including $1,187 for discontinued operations) associated with facility realignment and other related costs. The following table summarizes the accrued restructuring liability related to the 2001 restructuring plan for continuing operations.

	Employee Severance	Facility Realignment and Other Costs	Total
Balance at December 31, 2001	$18,705	$34,237	$52,942
Additional charges (credits)	5,448	(377)	5,071
Payments	(20,884)	(9,130)	(30,014)
Other	—	2,431	2,431

Balance at December 31, 2002	$3,269	$27,161	$30,430

        In 2002, the Company announced a new operating plan and restructuring which includes the closing of 26 retail electronics store locations, the consolidation of customer service call centers, the elimination of certain staff positions and the disposition of its motion picture theater business. Additionally, the Company reached an agreement with its supplier of set top boxes which reduced the Company's purchase commitments for set top boxes from $378,500 in 2002, $378,500 in 2003, and $567,750 in 2004 to a total remaining commitment of $87,500 in 2002 and nothing thereafter and required the Company to make certain other cash payments aggregating $50,000 plus interest on a portion of such amount with respect to, among other things, a license for certain software (valued at

$17,500 based on an independent appraisal). In connection with this plan, the Company recorded restructuring charges of $84,937 (including $10,672 for discontinued operations) which included $22,073 (including $2,761 for discontinued operations) associated with the elimination of approximately 3,000 positions, $30,364 (including $7,911 for discontinued operations) associated with facility realignment and other related costs and $32,500 associated with the reduction in required digital set top box commitments. The following table summarizes the accrued restructuring liability related to the 2002 restructuring plan for continuing operations:

	Employee Severance	Facility Realignment and Other Costs	Total
Restructuring charges	$19,312	$54,953	$74,265
Payments	(13,811)	(7,964)	(21,775)
Other	—	1,028	1,028

Balance at December 31, 2002	$5,501	$48,017	$53,518

Impairment Charges

        In December 2002, the Company recorded an impairment loss of approximately $43,222, included in depreciation and amortization, representing the write down of fixed assets relating to the Company's retail electronics business.

        In 2001 and 2000, the Company recorded a loss on investments of approximately $108,452 and $139,682, respectively, reflecting other-than-temporary declines in the fair value of the Company's At Home Corporation warrants. The carrying value of the warrants was reduced to zero at December 31, 2001.

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

NOTE 5.    NET ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

        In connection with the 2002 restructuring discussed in Note 4, the Company plans to sell its motion picture theater business in 2003. The assets and liabilities attributable to the motion picture theater business and those attributable to the Bravo programming business sold in December 2002, have been classified in the consolidated balance sheets as assets and liabilities held for sale and consist of the following:

	December 31,
	2002	2001
Accounts receivable	$1,276	$24,978
Other current assets	2,049	33,787
Property and equipment	43,921	63,143
Other long-term assets	1,642	197,709
Intangible assets	10,413	10,452

Total assets held for sale	$59,301	$330,069

Accounts payable and accrued expenses	20,661	39,937
Other current liabilities	—	21,120
Deferred revenue	1,126	1,020
Other long-term liabilities	4,853	122,761

Total liabilities held for sale	$26,640	$184,838

        The operations of the motion picture theater business, including restructuring charges (credits), have been classified as discontinued operations, net of taxes, in the consolidated statements of operations for all periods presented.

        The results of operations of the retail electronic stores closed, including restructuring charges, have been reported in discontinued operations, net of taxes in the consolidated statements of operations for all periods presented.

        Operating results of discontinued operations, including the results of the Bravo programming services sold in December 2002, are summarized as follows:

	Year Ended December 31, 2002
	Theaters	Retail Electronics	Bravo	Total
Revenues, net	$88,149	$193,644	$131,682	$413,475

Income (loss) before income tax benefit (expense)	$10,918	$(57,615)	$912,514	$865,817
Income tax benefit (expense)	(4,584)	24,198	(234,470)	(214,856)

Net income (loss)	$6,334	$(33,417)	$678,044	$650,961

	Year Ended December 31, 2001
	Theaters	Retail Electronics	Bravo	Total
Revenues, net	$78,902	$308,576	$125,012	$512,490

Income (loss) before income tax benefit (expense)	$(119,494)	$(23,219)	$30,436	$(112,277)
Income tax benefit (expense)	45,246	9,716	(17,452)	37,510

Net income (loss)	$(74,248)	$(13,503)	$12,984	$(74,767)

	Year Ended December 31, 2000
	Theaters	Retail Electronics	Bravo	Total
Revenues, net	$76,897	$306,681	$96,735	$480,313

Income (loss) before income tax benefit (expense)	$(68,319)	$(8,783)	$26,814	$(50,288)
Income tax benefit (expense)	766	3,651	(13,034)	(8,617)

Net income (loss)	$(67,553)	$(5,132)	$13,780	$(58,905)

NOTE 6.    PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of the following assets, which are depreciated or amortized primarily on a straight-line basis over the estimated useful lives shown below:

	December 31,
			Estimated Useful Lives
	2002	2001
Customer equipment	$914,403	$709,273	3 to 5 years
Headends	381,873	254,594	4 to 15 years
Multimedia	82,359	67,244	4 years
Central office equipment	323,208	268,221	10 years
Infrastructure	3,648,505	3,171,789	5 to 12 years
Program, service and data processing equipment	1,325,460	1,218,637	2 to 16 years
Microwave equipment	286,862	21,288	5 to 8 years
Construction in progress (including materials and supplies)	145,014	170,716	—
Furniture and fixtures	124,498	157,143	3 to 8 years
Transportation equipment	221,433	216,716	4 to 15 years
Buildings and building improvements	324,762	266,004	10 to 40 years
Leasehold improvements	460,708	473,503	Term of lease
Land	37,272	36,977	—

	8,276,357	7,032,105
Less accumulated depreciation and amortization	3,651,366	3,017,522

	$4,624,991	$4,014,583

        At December 31, 2002 and 2001, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

	December 31,
	2002	2001
Equipment	$182,068	$172,726
Less accumulated amortization	78,703	57,779

	$103,365	$114,947

NOTE 7.    INTANGIBLE ASSETS

        The following table summarizes information relating to the Company's acquired intangible assets at December 31, 2002 and 2001:

	2002	2001
Gross carrying amount of amortizable intangible assets
Franchises	$1,761	$1,463
Affiliation agreements	418,707	268,148
Broadcast rights	112,586	91,213
Player contracts	42,926	42,925
Other intangibles	203,491	175,867

	779,471	579,616

Accumulated amortization
Franchises	1,208	998
Affiliation agreements	190,809	159,565
Broadcast rights	49,920	45,034
Player contracts	37,737	30,583
Other intangibles	39,400	30,478

	319,074	266,658

Unamortizable intangible assets
Franchises	731,848	731,848
Excess costs over the fair value of net assets acquired	1,382,068	1,432,442

	2,113,916	2,164,290

Total intangibles	$2,574,313	$2,477,248

Aggregate amortization expense
Year ended December 31, 2002	$55,982	$53,214
Estimated amortization expense
Year ending December 31, 2003	63,901
Year ending December 31, 2004	52,615
Year ending December 31, 2005	40,118
Year ending December 31, 2006	36,555
Year ending December 31, 2007	34,704

        The changes in the carrying amount of excess costs over the fair value of net assets acquired for the year ended December 31, 2002 are as follows:

	Telecommunications	MSG	Rainbow	Other	Total Company
Excess costs over the fair value of net assets acquired
Balance as of December 31, 2001	$206,971	$1,081,962	$143,509	$—	$1,432,442
Excess costs over the fair value of net assets acquired, net of taxes	—	—	29,243	3,212	32,455
Sale of Bravo programming service	—	—	(10,349)	—	(10,349)
Reclassification as a result of the receipt of final independent appraisal for 2001 acquisitions	—	—	(72,480)	—	(72,480)

Balance as of December 31, 2002	$206,971	$1,081,962	$89,923	$3,212	$1,382,068

NOTE 8.    DEBT

Bank Debt

Restricted Group

        For financing purposes, CSC Holdings, Inc. (a wholly-owned subsidiary of Cablevision) and certain of its subsidiaries are collectively referred to as the "Restricted Group." The Restricted Group has a $2.4 billion revolving credit facility (the "Credit Agreement") with a group of banks which matures on June 30, 2006. The total amount of bank debt outstanding under the Restricted Group credit facility at December 31, 2002 and 2001 was $1,930,768 and $771,694 (including $5,768 and $3,694, respectively, outstanding under a separate overdraft facility), respectively. As of December 31, 2002, approximately $62,668 was restricted for certain letters of credit issued on behalf of CSC Holdings. Interest on outstanding amounts may be paid, at the option of the Company, based on the prime rate or a Eurodollar rate plus a margin which varies based on the Restricted Group's leverage ratio (as defined in the Credit Agreement).

        Undrawn funds available to the Restricted Group under the Credit Agreement amounted to approximately $412,332 at December 31, 2002. The Credit Agreement contains certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds available thereunder. The Credit Agreement contains various restrictive covenants, among which are the maintenance of various financial ratios and tests, and limitations on various payments, including preferred dividends and dividends on its common stock. The Company was in compliance with the covenants of its Credit Agreement at December 31, 2002.

        The weighted average interest rate on all bank borrowings of the Restricted Group was 3.64% and 3.55% on December 31, 2002 and 2001, respectively. The Company is also obligated to pay fees ranging from .375% to .75% per annum on the unused loan commitment and from .875% to 1.75% per annum on letters of credit issued under the Credit Agreement.

Rainbow Media Group

        In March 2002, Rainbow Media Group, LLC, a wholly-owned subsidiary of Rainbow Media Holdings, entered into a $400,000 revolving credit facility with a group of banks. This facility terminated upon the sale of the Bravo programming service.

American Movie Classics Company and Bravo Company

        In May 1999, American Movie Classics Company ("AMC"), a subsidiary of Rainbow Media Holdings, entered into a $425,000 credit facility consisting of a $200,000 reducing revolving credit facility and a $225,000 amortizing term loan. In April 2001, AMC repaid the balance outstanding under this credit facility of $365,000 with proceeds from the MGM transaction and terminated the term loan facility, reducing its credit facility solely to the $200,000 revolver.

        In March 2002, AMC and Bravo Company, subsidiaries of Rainbow Media Holdings, entered into a $200,000 revolving credit facility with a group of banks. This facility amended and restated the previously existing AMC $200,000 revolving credit facility. This facility terminated upon the sale of the Bravo programming service.

Madison Square Garden

        MSG, a subsidiary of Rainbow Media Holdings, has a $500,000 revolving credit facility with a group of banks which expires on December 31, 2004. Loans under the MSG credit facility bear interest at either prime rate or a Eurodollar rate plus a margin based upon MSG's consolidated leverage ratio. At December 31, 2002 and 2001, loans outstanding amounted to $155,000 and $235,000, respectively, and bore interest at a weighted average rate of 2.36% and 2.66%, respectively. As of December 31, 2002, approximately $12,465 was restricted for certain letters of credit issued on behalf of MSG. The MSG credit facility contains certain covenants that may limit MSG's ability to utilize all of the undrawn funds available thereunder. Undrawn funds available under the MSG credit facility amounted to approximately $332,535 at December 31, 2002. MSG is required to pay a fee of .25% based on the unused portion of the commitment. The MSG credit facility contains certain financial covenants with which MSG was in compliance at December 31, 2002. MSG has pledged substantially all of its assets as collateral under the credit facility.

        In July 1997, a wholly-owned subsidiary of MSG borrowed $20,000 under promissory notes with various lending institutions which bore interest at LIBOR plus a margin and were to mature in July 2002. In September 2000, these notes were repaid with borrowings under the MSG credit facility.

Cablevision Electronics Investments

        Cablevision Electronics Investments, Inc., a wholly-owned subsidiary of CSC Holdings, has a $130,000 revolving credit facility maturing in April 2003, as amended. Under the terms of the credit facility, the total amount of borrowings available to Cablevision Electronics Investments is subject to an availability calculation based on a percentage of eligible inventory. The total amount outstanding under the credit agreement at December 31, 2002 and 2001 was approximately $20,381 and $38,347, respectively, and bore interest at 3.92% and 5.25%, respectively. As of December 31, 2002, $2,916 was restricted for certain letters of credit issued on behalf of Cablevision Electronics Investments. Undrawn funds available amounted to $4,636 on December 31, 2002 based on the level of inventory as of that date.

        Borrowings under the credit agreement are secured by Cablevision Electronics Investments' assets. The credit agreement contains various restrictive covenants with which Cablevision Electronics Investments was in compliance at December 31, 2002. See Note 21.

Senior Notes and Debentures

        The following table summarizes CSC Holdings' senior notes and debentures:

			Carrying Amount December 31,
	Face Amount	Original Issue Discount
			2002	2001
8 1/8% Senior Notes due July 2009, issued July 1999	$500,000	$2,330	$498,492	$498,259
7 1/4% Senior Notes due July 2008, issued July 1998	500,000	—	500,000	500,000
7 5/8% Senior Debentures due July 2018, issued July 1998	500,000	495	499,614	499,589
7 7/8% Senior Debentures due February 2018, issued February 1998	300,000	3,429	297,404	297,232
7 7/8% Senior Notes due December 2007, issued December 1997	500,000	525	499,738	499,685
8 1/8% Senior Debentures due August 2009, issued August 1997	400,000	1,492	399,172	399,049
7 5/8% Senior Notes due March 2011, issued March 2001	1,000,000	3,210	997,352	997,031

	$3,700,000	$11,481	$3,691,772	$3,690,845

        In March 2001, CSC Holdings issued $1,000,000 face amount of 7 5/8% senior notes due 2011. The notes were issued at a discount of $3,210. The net proceeds were used to reduce bank debt outstanding.

        The senior notes and debentures are not redeemable by CSC Holdings prior to maturity. The indentures under which the senior notes and debentures were issued contain various covenants, which are generally less restrictive than those contained in the Company's Credit Agreement, with which the Company was in compliance at December 31, 2002.

Subordinated Notes and Debentures

        The following table summarizes CSC Holdings' senior subordinated notes and debentures:

		Carrying Amount December 31,
				Redemption*
	Principal Amount
		2002	2001	Date	Price
10 1/2% Senior Subordinated Debentures due 2016, issued 1996	$250,000	$250,000	$250,000	May 15, 2006	105.250%
				May 15, 2007	103.938%
				May 15, 2008	102.625%
				May 15, 2009	101.313%
9 7/8% Senior Subordinated Debentures due 2013, issued 1993	200,000	199,367	199,306	February 15, 2003	104.8%
				February 15, 2004	103.6%
				February 15, 2005	102.4%
				February 15, 2006	101.2%
9 7/8% Senior Subordinated Debentures due 2023, issued 1993	150,000	149,761	149,748	**	**

	$600,000	$599,128	$599,054

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

        On November 1, 2001, CSC Holdings redeemed its $300,000 face value 9 1/4% senior subordinated notes due 2005 at a redemption price of 103.1%, plus accrued interest and its $150,000 face value 9 7/8% senior subordinated notes due 2006 at a redemption price of 104.938%, plus accrued interest. In connection with the redemption, the Company recognized a loss of $15,348.

        The indentures under which the subordinated notes and debentures were issued contain various covenants, which are generally less restrictive than those contained in the Company's Credit Agreement, with which the Company was in compliance at December 31, 2002.

Summary of Five Year Debt Maturities

        Total amounts payable by the Company and its subsidiaries under its various debt obligations outstanding as of December 31, 2002, including capital leases, during the five years subsequent to December 31, 2002 are as follows:

Years Ending December 31,
2003	$46,975
2004	169,291
2005	651,027
2006	2,618,302
2007	1,025,668

NOTE 9.    PREFERRED STOCK OF CSC HOLDINGS, INC.

        The following summarizes the changes in each series of CSC Holdings' preferred stock:

	Series M Preferred		Series H Preferred
					Total Balance
	Shares	Balance	Shares	Balance
December 31, 1999	9,947,541	$994,754	4,097,570	$409,757	$1,404,511
Dividend paid in additional shares	1,153,585	115,359	244,243	24,424	139,783

December 31, 2000, 2001 and 2002	11,101,126	$1,110,113	4,341,813	$434,181	$1,544,294

        In February 1996, CSC Holdings issued 6,500,000 depositary shares, representing 65,000 shares of 11 1/8% Series L Redeemable Exchangeable Preferred Stock (the "Series L Preferred Stock"), which were subsequently exchanged for Series M Redeemable Exchangeable Preferred Stock (the "Series M Preferred Stock") in August 1996 with terms identical to the Series L Preferred Stock. The depositary shares are exchangeable, in whole but not in part, at the option of CSC Holdings, for CSC Holdings' 11 1/8% Senior Subordinated Debentures due 2008. CSC Holdings is required to redeem the Series M Preferred Stock on April 1, 2008 at a redemption price equal to the liquidation preference of $10,000 per share plus accumulated and unpaid dividends. The Series M Preferred Stock is redeemable at various redemption prices beginning at 105.563% at any time on or after April 1, 2003, at the option of CSC Holdings, with accumulated and unpaid dividends thereon to the date of redemption. Before April 1, 2001, dividends could, at the option of CSC Holdings, be paid in cash or by issuing fully paid and nonassessable shares of Series M Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends. On and after April 1, 2001, dividends must be paid in cash. CSC Holdings paid cash dividends on the Series M Preferred Stock of approximately $123,500 in each of 2002 and 2001.

        In September 1995, CSC Holdings issued 2,500,000 shares of its $.01 par value 11 3/4% Series H Redeemable Exchangeable Preferred Stock (the "Series H Preferred Stock") with an aggregate liquidation preference of $100 per share. CSC Holdings is required to redeem the Series H Preferred Stock on October 1, 2007 at a redemption price per share equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends thereon. The Series H Preferred Stock is redeemable at various redemption prices beginning at 105.875% at any time on or after October 1, 2002, at the option of CSC Holdings, with accumulated and unpaid dividends thereon to the date of redemption. Before October 1, 2000, dividends could, at the option of CSC Holdings, be paid in cash or by issuing fully paid and nonassessable shares of Series H Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends. On and after October 1, 2000, dividends must be paid in cash. The terms of the Series H Preferred Stock permit CSC Holdings, at its option, to exchange the Series H Preferred Stock for CSC Holdings' 11 3/4% Senior Subordinated Debentures due 2007 in an aggregate principal amount equal to the aggregate liquidation preference of the shares of Series H

Preferred Stock. CSC Holdings paid cash dividends on the Series H Preferred Stock of approximately $51,016, $51,016 and $25,511 in 2002, 2001 and 2000, respectively.

        Preferred stock dividend requirements of CSC Holdings are included in minority interests in the accompanying consolidated statements of operations.

NOTE 10.    INCOME TAXES

        The Company files a consolidated federal income tax return with its 80% or more owned subsidiaries. Prior to June 29, 2002, the operations of the Company were included in two consolidated federal income tax returns; one consolidated return included the telecommunications and retail operations, and the second consolidated return included all companies owned by Rainbow Media Holdings.

        In connection with the exchange of Rainbow Media Holdings equity securities by NBC through September 30, 2002, as described in Note 3, the Company recorded a deferred tax liability of $45,000 in accordance with the purchase method of accounting. As a result of the consolidation of Rainbow Media Holdings on June 29, 2002 for federal tax purposes, the valuation allowance and excess costs over fair value of net assets acquired were reduced by approximately $74,900. In addition, in connection with the sale of the Bravo programming service to NBC in December 2002, whereby the Company acquired NBC's remaining interest in Rainbow Media Holdings, the Company recorded a deferred tax liability of $42,300.

        Income tax expense (benefit) attributable to continuing operations consists of the following components:

	Years Ended December 31,
	2002	2001	2000
Current expense:
Federal	$—	$6,975	$7,201
State	5,360	16,951	35,234

	5,360	23,926	42,435

Deferred expense (benefit):
Federal	(94,398)	153,013	(7,026)
State	(48,776)	48,303	(1,557)

	(143,174)	201,316	(8,583)

Income tax expense (benefit)	$(137,814)	$225,242	$33,852

        The tax provision for 2002 and 2001 exclude deferred federal and state tax benefits of $11,157 and $97,034, respectively, resulting from the exercise of stock options, which were credited directly to paid-in capital.

        The income tax expense (benefit) attributable to continuing operations differs from the amount derived by applying the statutory rate principally due to the effect of the following items:

	Years Ended December 31,
	2002	2001	2000
Federal tax expense (benefit) at statutory rate	$(244,532)	$457,709	$112,704
State income taxes, net of federal benefit	(30,697)	142,716	52,525
Minority interests	77,829	130,089	55,944
Changes in the valuation allowance	59,218	(410,365)	(223,283)
Effect of SFAS 133 adoption	—	(120,305)	—
Nondeductible amortization	—	20,358	23,915
Other	368	5,040	12,047

Income tax expense (benefit)	$(137,814)	$225,242	$33,852

        At December 31, 2002, the Company had consolidated net operating loss carry forwards of approximately $2,491,413 expiring on various dates through 2022. The Company also has alternative minimum tax credit carry forwards of approximately $8,727 which do not expire. As a result of certain ownership changes, a portion of Rainbow Media Holdings' pre-1999 loss carry forwards may be subject to annual limitations on deductions.

        The Company's net operating loss carry forwards expire as follows:

2007	$50,790
2008	97,996
2009	137,011
2010	148,608
2011	141,699
2012	177,854
2018	108,202
2019	516,017
2020	126,043
2021	490,539
2022	496,654

$2,491,413

        The tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 2002 and 2001 are as follows:

	December 31,
	2002	2001
Deferred Asset (Liability)
Depreciation and amortization	$(223,483)	$(6,730)
Investments	(648,236)	(632,899)
Benefit plans	54,873	53,474
Allowance for doubtful accounts	23,454	13,009
Deferred gains	(394,044)	(419,354)
Benefits of tax loss carry forwards	1,057,444	902,116
Other	(46,663)	39,396

Deferred tax liability	(176,655)	(50,988)
Valuation allowance	—	(15,634)

Net deferred tax liability	$(176,655)	$(66,622)

        On a historical basis, the Company recorded a valuation allowance against certain of its deferred tax assets. At that time, it was more likely than not that a portion of these deferred tax benefits would not be realized. As a result of the transactions described in Note 3, the Company believes that its deferred tax assets will be realized. Management evaluates the realizability of deferred tax assets and the need for valuation allowances on a quarterly basis.

NOTE 11.    COLLATERALIZED INDEBTEDNESS AND DERIVATIVES

        Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The statement requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized as a component of comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

        To manage interest rate risk, the Company has from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or convert fixed rate borrowings to variable rates to provide an economic hedge against the risk of higher borrowing costs in a declining interest rate environment. At December 31, 2002, the Company was a party to interest rate swap agreements to pay fixed rates of interest with a total notional value of $1,000,000 and a fair value of approximately $3,525, a net liability position. At December 31, 2001, the Company was a party to interest rate swap agreements to pay floating rates of interest with a total notional value of $980,000 and a fair value of approximately $17,319. These agreements have not been designated as hedges for accounting purposes.

        In addition, the Company has entered into prepaid interest rate swap agreements in connection with its monetization of certain of its stock holdings, discussed below. These contracts require the Company to pay a floating rate of interest in exchange for fixed rate interest payments, the net present value of which was paid to the Company at the contract's inception in a total amount of $239,270. As of December 31, 2002 and 2001, the total notional value of such contracts was $1,115,045 and the fair values of such contracts were $102,819 and $226,295, respectively, in a net liability position. These agreements have not been designated as hedges for accounting purposes.

        The increases in the fair value of the Company's swap agreements and the net realized gains as a result of net cash interest income for the years ended December 31, 2002 and 2001 aggregating approximately $115,943 and $31,376, respectively, are reflected in gain on derivative contracts in the accompanying consolidated statements of operations.

        The Company has also entered into various transactions to provide an economic hedge against equity price risk on certain of its stock holdings. The Company has monetized all of its stock holdings in Charter Communications, Adelphia Communications, AT&T, AT&T Wireless and Comcast through the execution of prepaid forward contracts, collateralized by an equivalent amount of the respective underlying stock. Such contracts set a floor and ceiling on the Company's participation in changes in the underlying stock prices, thus eliminating downside exposure to market risk while providing for upside appreciation potential to the respective ceiling price. At maturity, the contracts provide for the option to deliver cash or shares of Charter Communications, Adelphia Communications, or AT&T Wireless stock (as the case may be) with a value determined by reference to the applicable stock price at maturity. The terms of the AT&T and Comcast transactions require cash settlement in an amount determined by reference to the AT&T and Comcast stock price at maturity.

        The Company received cash proceeds of $1,549,411, in 2001, upon execution of the prepaid forward contracts. Such contracts have not been designated as hedges for accounting purposes. Therefore, the fair values of the equity forward contracts of $705,020 and $250,376, at December 31, 2002 and 2001, respectively, have been reflected in the accompanying consolidated balance sheets and the net increases in the fair value of the equity derivative component of the prepaid forward contracts of $808,094 and $250,376 as of December 31, 2002 and 2001, respectively, are included in gain on derivative contracts in the accompanying consolidated statements of operations. With the adoption of SFAS 133, the shares of Charter Communications and Adelphia Communications were reclassified from securities available-for-sale to trading securities. As a result, the Company recorded a gain on investments of $286,440 representing the accumulated unrealized gains as of January 1, 2001. For the years ended December 31, 2002 and 2001, the Company recorded a loss on investments of $865,616 and $176,673, respectively, representing the net decreases in the fair values of all investment securities pledged as collateral for the period.

        In May 2002, due to certain events relating to Adelphia Communications, the Company received early termination notices from its bank counterparties pursuant to certain monetization contracts covering 9.79 million shares of Adelphia Communications common stock. As a result, the Company was required to repay the related collateralized indebtedness prior to maturity, net of the benefit of the related prepaid equity forward contracts in a significant gain position. The Company made cash payments aggregating $54,813, representing the difference between the redemption value of the collateralized indebtedness and the fair market value of the prepaid equity forward contracts as of the early termination date, and 9.79 million shares of Adelphia Communications common stock that were held as collateral were returned to the Company. In connection with the early termination, the Company recognized a loss of $17,237, representing the difference between the carrying value and the redemption value of the collateralized indebtedness, which is reflected as a loss on the extinguishment of debt in the accompanying consolidated statement of operations.

NOTE 12.    OPERATING LEASES

        The Company leases certain office, production, transmission, theater, event, and retail store facilities under terms of leases expiring at various dates through 2027. The leases generally provide for fixed annual rentals plus certain real estate taxes and other costs. Rent expense for the years ended December 31, 2002, 2001 and 2000 amounted to $88,066, $72,070 and $73,151, respectively.

        In addition, the Company rents space on utility poles for its operations. The Company's pole rental agreements are for varying terms, and management anticipates renewals as they expire. Pole rental expense for the years ended December 31, 2002, 2001 and 2000 amounted to approximately $12,515, $12,419 and $12,237, respectively.

        The minimum future annual rentals for all operating leases during the next five years, including pole rentals from January 1, 2003 through December 31, 2007, and thereafter, at rates now in force are as follows:

2003	$99,121
2004	96,497
2005	89,321
2006	86,265
2007	77,570
Thereafter	497,187

        At December 31, 2002 and 2001, approximately $31,693 and $33,237 of these commitments has been accrued, respectively, relating to certain of these operating leases in connection with the restructuring plan described in Note 4.

NOTE 13.    AFFILIATE AND RELATED PARTY TRANSACTIONS

Equity Method Investments

        The following table reflects Cablevision's effective ownership percentages and balances of equity method investments as of December 31, 2002 and 2001:

	Ownership Percentages		Investment Balances
	December 31,
	2002	2001	2002	2001
Fox Sports Net Chicago	30.0%	23.1%	$36,688	$32,369
Fox Sports Net Bay Area	30.0	23.1	11,809	7,028
Fox Sports Net New England	30.0	23.1	9,564	7,044
National Sports Partners	50.0	38.6	(18,454)	1,579
National Advertising Partners	50.0	38.6	1,429	148
R/L DBS*	100.0	38.6	—	4,140
Northcoast Communications, LLC	49.9	49.9	19,677	17,313
Princeton Video Image, Inc.	21.6	24.0	—	8,447
Metro New York, LLC	27.0	20.8	(1,479)	(1,175)
Other	—	—	492	1,817

			$59,726	$78,710

*
Operating results of R/L DBS have been consolidated with those of the Company from the date of acquisition. (See Note 3.)

        The following table includes certain unaudited financial information for equity method investments:

	December 31
	2002	2001
	(unaudited)
Total assets	$536,842	$580,482
Total liabilities*	263,430	370,862
Long-term indebtedness	9,394	128,308

*
Includes long-term indebtedness and amounts due to the Company referred to below.

        Aggregate amounts due from and due to these affiliates at December 31, 2002 and 2001 are summarized below:

	Advances to Affiliates	Accounts Payable to Affiliates
December 31,
2002*	$177,107	$8,097
2001**	$213,472	$—

*
Advances at December 31, 2002 include $171,911 due from Northcoast Communications and Northcoast PCS.

**
Advances at December 31, 2001 include $101,145 due from R/L DBS and $110,161 due from Northcoast Communications and Northcoast PCS.

        The Company's share of the net loss of these affiliates for the years ended December 31, 2002, 2001 and 2000 amounted to $42,672, $67,996 and $16,685, respectively (including net losses of $36,029, $42,957 and $2,524, respectively, related to Northcoast Communications). The Company provides certain transmission and production services to certain of these affiliates. For the years ended December 31, 2002, 2001 and 2000, approximately $3,671, $3,686 and $3,714, respectively, of revenues were earned from services provided to these entities. Costs incurred by the Company for programming and entertainment services provided by these affiliates and included in operating expenses for the years ended December 31, 2002, 2001 and 2000 amounted to $161, $148 and $2,320, respectively.

        Rainbow Media Holdings has guaranteed certain obligations in respect of certain professional sports teams rights agreements entered into by certain of these equity method investees. The amounts guaranteed represent Rainbow Media Holdings' proportionate interest in the payment obligation based on its ownership interest in the investee.

Northcoast Communications

        In August 1996, the Company entered into an agreement with Northcoast PCS, LLC and certain of its affiliates, to form a limited liability company, Northcoast Communications, LLC, to participate in the auctions conducted by the Federal Communications Commission ("FCC") for certain licenses to conduct a personal communications service ("PCS") business. The Company holds a 49.9% interest in Northcoast Communications and certain preferential distribution rights.

        As of December 31, 2002, Northcoast Communications, a 49.9% owned unconsolidated subsidiary of the Company, had $58,236 in notes payable to the FCC for the PCS licenses acquired during 1997. In addition, a wholly-owned subsidiary of Northcoast Communications, Cleveland PCS, LLC, had $68,412 in vendor financing outstanding under a stand-alone $75,000 facility obtained in connection with the launch of commercial service in Cleveland. Additional funding for Northcoast Communications has been provided by the Company through the Restricted Group which as of December 31, 2002 totaled $229,695 (comprised of contributions directly to Northcoast Communications as well as loans to Northcoast PCS, LLC, the other member in Northcoast Communications), in addition to certain unpaid general and administrative charges from the Company amounting to approximately $5,185 at December 31, 2002.

        Vendor financing for Northcoast Communications' Cleveland operation consists of the $75,000 credit facility at Cleveland PCS, LLC. This facility has no recourse to Cablevision or to Northcoast Communications, other than pursuant to a pledge by Northcoast Communications of the stock of Cleveland PCS and a guarantee of the payment by Northcoast Communications and Cablevision of the FCC indebtedness of the Cleveland PCS subsidiary which holds the Cleveland license which, as of December 31, 2002, had an outstanding balance of $2,730. As of December 31, 2002, Cleveland PCS was in default of the terms of this credit facility and had received notice of commitment termination and acceleration from the lender. Northcoast Communications has invested $8,061 of the $229,695 invested by the Company in Northcoast Communications in Cleveland PCS at December 31, 2002.

        Under a contractual agreement, the Company provides Northcoast Communications certain management services. Pursuant to this agreement, the Company recorded management fees of $1,783, $13,584 and $371 in 2002, 2001 and 2000, respectively. Northcoast Communications is a Delaware corporation controlled by John Dolan, who is a nephew of Charles F. Dolan and a cousin of James L. Dolan, the Company's Chairman and Chief Executive Officer, respectively.

        In December 2002, Northcoast Communications entered into an agreement to sell its spectrum licenses covering 50 U.S. markets to Verizon Wireless for approximately $750,000 in cash. Of the gross proceeds, a portion will be used to retire the Northcoast Communications FCC related debt of approximately $60,000 at December 31, 2002. The balance of the proceeds will be distributed to Northcoast Communications' partners. Cablevision plans to use its share, approximately $635,000, to pay down bank debt. The transaction is expected to close in the second quarter of 2003.

        In connection with the Northcoast Communications/Verizon transaction, we entered into an agreement with Northcoast PCS providing that in the event Northcoast PCS does not receive a minimum of $49,000 of net cash proceeds upon closing of the transaction in accordance with Northcoast Communications' limited liability company agreement, we will pay Northcoast PCS an amount equal to the shortfall between $49,000 and the amount it actually receives. This shortfall amount is currently expected to be approximately $5,000. If the Company pays any shortfall amount to Northcoast PCS and Northcoast PCS then receives any additional cash proceeds as a result of the Northcoast Communications/Verizon transaction, Northcoast PCS has agreed to pay these additional cash proceeds to the Company until the shortfall amount has been repaid in full. As part of the Northcoast Communications/Verizon transaction, Northcoast Communications agreed to put $60,000 of the cash proceeds received from Verizon into an escrow account for one year to be available for any potential indemnification claims. To the extent that payments have not been made out of the escrow account to satisfy indemnification claims, amounts held in the escrow account in excess of $30,000 will be released to Northcoast Communications six months after the closing of the transaction. Northcoast Communications has the right to replace the escrow account with a letter of credit in the same amount. As a result of the agreement with Northcoast PCS referred to above, payment of indemnification claims, if any, under the Northcoast Communications/ Verizon agreement for which Northcoast Communications is responsible will be made by the Company.

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

        In December 2000, the FCC granted an extension to R/L DBS' construction permit relating to the DBS frequencies held by R/L DBS. The extension required the launch of a satellite by March 29, 2003 and commencement of service offerings by not later than December 29, 2003, with specified six month interim construction milestones, non-compliance with which would result in the forfeiture of the construction permit. R/L DBS has entered into an agreement with a satellite manufacturer for the construction of a satellite. Cablevision continues to evaluate the scope of its pursuit of a direct broadcast satellite business. The contract with the manufacturer permits R/L DBS to terminate the contract at its option prior to May 2003 and receive a refund of a portion of amounts paid through the date of such termination. In March 2003, R/L DBS requested an extension of the launch date of a direct broadcast satellite to August 31, 2003 due to the satellite manufacturer's need for additional time for scheduling and testing of the launch vehicle for the satellite. At December 31, 2001, the Company had outstanding advances to R/L DBS aggregating $101,145 which are included in advances to affiliates.

        In March 2002, Rainbow Media Holdings acquired Loral Space and Communications' 50% interest in R/L DBS. (See Note 3.)

At Home

        In October 1997, the Company entered into an agreement with At Home and certain of its shareholders, pursuant to which the Company agreed to enter into agreements for the distribution of the At Home service over certain of the Company's cable television systems on the same terms and conditions as At Home's founding partners, Tele-Communications, Inc., Comcast and Cox Communications, Inc. The Company received a warrant to purchase 15,751,568 shares of At Home's Series A common stock at an exercise price of $.25 per share. Additionally, in 1998 a warrant to purchase 4,711,028 shares of At Home's Series A common stock at $.25 per share was received in connection with the acquisition of certain cable television systems from TCI Communications, Inc. The At Home network distributed high-speed interactive services to residences and businesses using its own network architecture and a variety of transport options, including the cable industry's hybrid fiber coaxial infrastructure.

        The original aggregate fair market value of the warrants received of $248,134, as determined by independent appraisals, was recorded in other investments and was accounted for under the cost method. The fair market value of the warrants was recorded as deferred revenue and was being amortized to income over the period in which the Company was obligated to provide the necessary services to At Home.

        In 2001 and 2000, the Company recorded $66,872 and $60,000, respectively, of revenue relating to this transaction. In 2001 and 2000, the Company recorded an impairment loss of approximately $108,452 and $139,682, respectively, reflecting the decline in the fair value of the warrants which reduced the carrying value of the warrants to zero at December 31, 2001. In 2001, the Company recorded a gain of $25,190, representing primarily the recognition of the remaining unamortized portion of deferred revenue at December 31, 2001. (See Note 17.)

Other Affiliates and Related Parties

        During 2002, 2001 and 2000, the Company provided programming services to or incurred costs on behalf of other affiliates engaged in providing cable television, cable television programming, and related services. Aggregate amounts due from and due to these affiliates at December 31, 2002 and 2001 are summarized below:

	Advances to Affiliates	Accounts Payable to Affiliates
December 31,
2002	$1,384	$9,675
2001	$1,306	$6,988

        Fox Sports Net Ohio and Cleveland Indians Baseball Club Limited Partnership (the "Indians") are parties to a multi-year rights agreement under which Fox Sports Net Ohio pays license fees to the Indians in exchange for telecast rights to substantially all regular season Indians games. The Indians are owned by (i) Lawrence Dolan, a brother of Charles F. Dolan, the Company's Chairman, (ii) a trust, the beneficiaries of which are Lawrence Dolan and certain descendants of Lawrence Dolan, and (iii) certain other trusts, the beneficiaries of which are certain descendants of Charles F. Dolan, including James L. Dolan, the Company's Chief Executive Officer, and Thomas C. Dolan and Patrick F. Dolan, officers of the Company and brothers of James L. Dolan. Management control of the Indians is held by Lawrence Dolan.

NOTE 14.    BENEFIT PLANS

        The Company has a Cash Balance Retirement Plan (the "Retirement Plan") for the benefit of employees other than those of the retail electronics and theater businesses. Under the Retirement Plan, the Company will credit a certain percentage of eligible base pay into an account established for each participant which will earn a market based rate of return annually.

        Components of the net periodic pension cost for the Retirement Plan for the years ended December 31, 2002, 2001 and 2000, are as follows:

	2002	2001	2000
Service cost	$22,959	$19,151	$7,512
Interest cost	2,758	1,545	941
Expected return on plan assets	(2,287)	(1,546)	(553)
Recognized actuarial (gain) loss	326	54	108

Net periodic pension cost	$23,756	$19,204	$8,008

        The funded status and the amounts recorded on the Company's balance sheet for the Retirement Plan at December 31, 2002 and 2001, were as follows:

	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of year	$39,143	$22,138
Service cost	22,959	19,151
Interest cost	2,758	1,545
Actuarial loss (gain)	2,291	1,143
Acquisition	(145)	—
Benefits paid	(2,893)	(4,834)

Benefit obligation at end of year	64,113	39,143

Change in plan assets:
Fair value of plan assets at beginning of year	21,232	16,282
Actual return (loss) on plan assets	(3)	279
Acquisition	(78)	—
Employer contributions	24,595	9,505
Benefits paid	(2,893)	(4,834)

Fair value of plan assets at end of year	42,853	21,232

Funded status	(21,260)	(17,911)
Unrecognized transition amount	—	—
Unrecognized prior service cost	—	—
Unrecognized net actuarial loss (gain)	1,790	—

Accrued benefit cost	$(19,470)	$(17,911)

        Assumptions used in accounting for the Retirement Plan are as follows:

	2002	2001
Discount rate	7.25%	7.50%
Rate of return on plan assets	8.0%	8.0%
Rate of increase in future compensation levels	5.0%	5.0%

        The Company also maintains 401(k) savings plans, pursuant to which an employee can contribute a percentage of eligible annual compensation, as defined. The Company also makes matching cash contributions for a portion of employee contributions to the 401(k) savings plans. The cost associated with the 401(k) savings plans was approximately $13,502, $12,391 and $7,932 for the years ended December 31, 2002, 2001 and 2000, respectively.

        The Company maintains the CSSC Supplemental Benefit Plan (the "Supplemental Plan") for the benefit of certain officers and employees of the Company. As part of the Supplemental Plan, the Company established a nonqualified defined benefit pension plan, which provides that, upon attaining normal retirement age, a participant will receive a benefit equal to a specified percentage of the participant's average compensation, as defined. All participants are 100% vested in the Supplemental Plan. Net periodic pension cost was $453 and $200 for the years ended December 31, 2002 and 2001, respectively. Net periodic pension cost for the year ended December 31, 2000 was negligible. At December 31, 2002, the projected benefit obligation exceeded the fair value of Supplemental Plan assets by approximately $1,660. At December 31, 2001, the fair value of Supplemental Plan assets exceeded the projected benefit obligation by approximately $388.

        MSG sponsors non-contributory pension plans covering certain MSG employees. Benefits payable to retirees under these plans are based upon years of service and participants' compensation and are funded through trusts established under the plans. Plan assets are invested primarily in common stocks, bonds, United States government securities and cash. At December 31, 2002 and 2001, the accrued benefit cost amounted to $13,538 and $11,932, respectively, and for the years ended December 31, 2002, 2001 and 2000, net periodic pension cost amounted to $3,245, $2,445 and $2,227, respectively.

        In addition, MSG contributes to various multiemployer defined benefit pension plans. Pension expense recognized for these multiemployer plans for the years ended December 31, 2002, 2001 and 2000 amounted to $3,052, $3,307 and $3,266, respectively.

        MSG also sponsors a welfare plan which provides certain postretirement health care benefits to certain MSG employees and their dependents. The welfare plan is insured through a managed care provider and MSG funds these benefits with premium payments. For the years ended December 31, 2002, 2001 and 2000, the periodic postretirement benefit cost amounted to $430, $169 and $187, respectively, and as of December 31, 2002 and 2001, the accrued benefit cost amounted to $6,547 and $6,290, respectively.

NOTE 15.    STOCK BENEFIT AND LONG-TERM INCENTIVE PLANS

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

        The Company also has an Employee Stock Plan (the "Employee Stock Plan"), under which the Company is authorized to issue a maximum of 39,941,045 shares of CNYG common stock. As of December 31, 2002, 19,559,957 shares of CNYG common stock were available for future grant under the Employee Stock Plan. Under the Employee Stock Plan, the Company is able to grant incentive stock options, nonqualified stock options, restricted stock, conjunctive and alternative stock appreciation rights, stock grants and stock bonus awards. The other terms of the Employee Stock Plan are substantially identical to those of the 1985 Stock Plan, except that under the Employee Stock Plan, the Compensation Committee has the authority, in its discretion, to add performance criteria as a condition to any employee's exercise of an award granted under the Employee Stock Plan. Options and stock appreciation rights granted in 2002, 2001 and 2000 vest in 33 1/3 annual increments beginning one year from the date of grant.

        The Company also has a Non-Employee Director Plan (the "Non-Employee Director Plan"), under which the Company is authorized to issue a maximum of 757,912 shares of common stock. Under the Non-Employee Director Plan, the Company is able to grant stock options at an exercise price equal to the fair value of the shares on the date of the option grant. As of December 31, 2002, 238,780 shares of common stock were available for future grant under the Non-Employee Director Plan.

        As a result of stock awards, bonus awards, stock appreciation rights and the expensing of the cash payment made for certain executive stock options, the Company recorded expense (income), reflecting vesting schedules for applicable grants as well as fluctuations in the market price of the underlying stock in the amount of $(41,538), $(44,973) and $67,516 for the years ended December 31, 2002, 2001 and 2000, respectively.

        Stock transactions under the 1985 Stock Plan, the Employee Stock Plan and the Non-Employee Director Plan are as follows:

Cablevision Common Stock Options

	Shares Under Option	Stock Appreciation Rights	Stock Awards	Option Price Range
Balance, December 31, 1999	7,653,659	5,020,528	258,892	$6.13—$76.31
Granted	3,716,800	3,435,400	—	$62.72—$74.69
Exercised/issued	(1,707,804)	(1,959,032)	—	$6.13—$74.69
Cancelled*	(139,783)	(132,783)	(258,892)	$7.88—$74.69

Balance, December 31, 2000	9,522,872	6,364,113	—	$6.13—$76.31
Granted	105,640	68,240	—	$62.63—$76.69
Exercised/issued	(214,358)	(911,256)	—	$6.91—$74.69
Cancelled	(96,125)	(87,125)	—	$6.13—$74.69

Converted to CNYG common stock options in March 2001	9,318,029	5,433,972	—	$6.91—$76.69

*
includes stock awards paid in cash.

CNYG Common Stock Options

	Shares Under Option	Stock Appreciation Rights	Option Price Range
Converted in March 2001	9,318,029	5,433,972	$5.88—$65.34
Granted	18,750	—	$57.70
Exercised/issued	(267,477)	(161,302)	$5.88—$53.35
Cancelled	(218,759)	(214,093)	$23.59—$63.63

Balance, December 31, 2001	8,850,543	5,058,577	$5.88—$65.34
Granted	2,670,390	2,584,140	$34.82—$47.45
Exercised/issued	(147,076)	(255,129)	$1.77—$25.69
Cancelled	(1,273,757)	(1,073,434)	$3.08—$63.63
RMG options exchanged	7,252,861	5,023,276	$1.77—$22.50

Balance, December 31, 2002	17,352,961	11,337,430	$1.77—$65.34

RMG Common Stock Options

	Shares Under Option	Stock Appreciation Rights	Option Price Range
Converted in March 2001	4,658,989	2,716,939	$2.04—$22.70
Granted	18,750	—	$26.80
Exercised/issued	(148,348)	(104,073)	$2.04—$22.11
Cancelled	(108,309)	(105,976)	$8.20—$22.11

Balance, December 31, 2001	4,421,082	2,506,890	$2.04—$26.80
Granted	1,984,370	1,973,120	$23.85—$24.85
Exercised/issued	(101,599)	(83,811)	$2.04—$22.11
Cancelled	(213,062)	(177,628)	$6.65—$24.85
Exchanged for CNYG Options	(6,090,791)	(4,218,571)	$2.11—$26.80

Balance, December 31, 2002	—	—

        In connection with the August 20, 2002 exchange of Rainbow Media Group common stock for Cablevision NY Group common stock, each option to purchase a share of Rainbow Media Group common stock was exchanged for an option to purchase 1.19093 shares of Cablevision NY Group common stock.

        The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2002:

CNYG Common Stock Options

	Options Outstanding			Options Exercisable
Ranges of Exercise Prices	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.00—$8.17	1,780,314	4.4	$5.09	1,780,314	$5.09
$ 8.18—$16.34	2,314,929	6.3	$14.08	1,827,106	$13.68
$16.35—$24.51	5,106,285	7.4	$20.22	3,546,218	$19.94
$24.52—$32.68	4,000	5.3	$25.69	4,000	$25.69
$32.69—$40.85	2,314,658	9.1	$35.97	686,081	$35.93
$40.86—$49.02	107,500	9.0	$47.45	82,500	$47.45
$49.03—$57.19	2,885,660	7.4	$53.56	2,065,346	$53.62
$57.20—$65.36	2,839,615	6.6	$58.98	2,839,615	$58.98

	17,352,961	7.1	$32.01	12,831,180	$32.08

Long-Term Incentive Plan

        Pursuant to the Company's Long-Term Incentive Plan, the Company has granted cash awards to senior executives that vest over varying periods, some of which are performance based. Certain senior executives have also received performance retention awards under the plan, vesting over 7 years, aggregating $123,000. The terms of the award provided that the executive could have requested a loan from the Company in the amount of the award prior to its vesting, subject to certain limitations, provided that such loan was secured by a lien in favor of the Company on property owned by the executive. Effective July 30, 2002, such requests for advances on amounts of awards are no longer permitted. As of December 31, 2002 and 2001, $43,725 and $28,294, respectively, had been advanced in respect of this plan. In connection with the Long-Term Incentive Plan, the Company has recorded expense of $23,501, $6,344 and $16,679 for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 16.    COMMITMENTS AND CONTINGENCIES

        The Company, through Rainbow Media Holdings, has entered into several contracts, including rights agreements with professional sports teams and others relating to cable television programming. In addition, Rainbow Media Holdings, through MSG, has employment agreements with players, general managers and coaches of its professional sports teams. The contracts provide for payments which are guaranteed regardless of injury or termination. Certain of these contracts are covered by disability insurance if certain conditions are met. The future cash payments reflected below do not include the impact of potential insurance recoveries or amounts which may be due to the National Basketball Association ("NBA") for luxury tax payments.

        In addition, the table below includes certain other unconditional purchase obligations pursuant to contracts entered into in the normal course of business.

        Future cash payments required under these contracts as of December 31, 2002 are as follows:

2003	$393,204
2004	266,700
2005	174,653
2006	161,263
2007	142,531
Thereafter	977,171

Total	$2,115,522

        At December 31, 2002, approximately $65,738 of commitments, included in the table above, relating to sports teams personnel contracts have been accrued and are reflected in the accompanying consolidated balance sheets.

        During 2001, subsidiaries of Rainbow Media Holdings secured carriage commitments with certain multiple system operators under long-term affiliation agreements, in exchange for which such businesses agreed to make payments when certain launch thresholds are met conditioned upon continued carriage. These businesses are contingently liable through 2003 for additional payments of up to $12,902. This commitment has been reflected in the table above.

        In addition to the above amounts, MSG may also be obligated to pay the NBA a luxury tax in each year pursuant to the NBA/NBPA collective bargaining agreement, which is in effect through June 30, 2004 and which may be extended for one year by the NBA. The ultimate calculation of any amount due would be based on a formula established by the agreement. The tax is based on the amount by which the team's salary, as defined in the agreement, exceeds a luxury tax "trigger."

NOTE 17.    LEGAL MATTERS

        The Company is party to various lawsuits, some involving substantial amounts. Management does not believe that the resolution of these lawsuits will have a material adverse impact on the financial position of the Company.

        On April 25, 2001, At Home Corporation commenced a lawsuit in the Court of Chancery of the State of Delaware alleging that Cablevision had breached its obligations under certain agreements with At Home. The suit seeks a variety of remedies including: rescission of the agreements between At Home and Cablevision and cancellation of all warrants currently held by Cablevision, damages, and/or an order prohibiting Cablevision from continuing to offer its Optimum Online service and requiring it to convert its Optimum Online customers to the Optimum@Home service and to roll out the Optimum@Home service. Cablevision has filed an answer to the complaint denying the material allegations and asserting various affirmative defenses. On September 28, 2001, At Home filed a petition for reorganization in federal bankruptcy court. In connection with the liquidation of the At Home Corporation, the claims in this lawsuit, among others, were assigned to the General Unsecured Creditors Liquidation Trust. On March 18, 2003, counsel for At Home advised the Delaware court that the General Unsecured Creditors Liquidated Trust expected to decide by early May 2003 whether to prosecute the claims asserted in this lawsuit.

        On January 8, 2002, At Home terminated its At Home service to all of Cablevision's Optimum@Home subscribers. In a letter dated January 9, 2002, Cablevision advised At Home that such termination of service constituted an election by At Home to terminate the existing master distribution agreement entered into by and between Cablevision and At Home and all other related agreements.

        On April 29, 2002, Yankees Entertainment & Sports Network, LLC (the "YES Network") filed a complaint and, on September 24, 2002, an amended complaint against the Company in the United States District Court, Southern District of New York. The lawsuit arises from the failure of the YES Network and the Company to reach agreement on the carriage of programming of the YES Network (primarily New York Yankees baseball games and New Jersey Nets basketball games) on the Company's cable television systems. The amended complaint alleges a variety of anticompetitive acts and seeks declaratory judgments as to violations of laws, treble damages and injunctive relief, including an injunction requiring the Company to carry the YES Network on its cable television systems. The Company believes that the claims set forth in the complaint are without merit and intends to contest the lawsuit vigorously.

        In August 2002, purported class actions naming as defendants the Company and each of its directors were filed in the Delaware Chancery Court. The actions, which allege breach of fiduciary duties and breach of contract with respect to the exchange of the Rainbow Media Group tracking stock for Cablevision NY Group common stock, were purportedly brought on behalf of all holders of publicly traded shares of Rainbow Media Group tracking stock. The actions seek to (i) enjoin the exchange of Rainbow Media Group tracking stock for Cablevision NY Group common stock, (ii) enjoin any sales of "Rainbow Media Group assets," or, in the alternative, award rescissory damages, (iii) if the exchange is completed, rescind it or award rescissory damages, (iv) award compensatory damages, and (v) award costs and disbursements. The actions were consolidated into one action on September 17, 2002, and on October 3, 2002, the Company filed a motion to dismiss the consolidated action. The action is currently stayed by agreement of the parties pending resolution of a related action brought by one of the plaintiffs to compel the inspection of certain books and records of the Company. The Company believes the claims are without merit and intends to contest the lawsuits vigorously.

NOTE 18.    DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Investment Securities Available-for-Sale, Investment Securities and Investment Securities Pledged as Collateral

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

Interest Rate Swap Agreements

        Interest rate swap agreements are carried at fair value based on dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate agreements, taking into consideration current interest rates and the current creditworthiness of the counterparties.

        The fair value of the Company's financial instruments are summarized as follows:

	December 31, 2002
	Carrying Amount	Estimated Fair Value
Long-term debt instruments:
Bank debt	$2,106,149	$2,106,149
Collateralized indebtedness	1,234,106	1,339,298
Senior notes and debentures	3,691,772	3,472,321
Subordinated notes and debentures	599,128	587,400
Redeemable exchangeable preferred stock of CSC Holdings	1,544,294	1,475,762

	$9,175,449	$8,980,930

	December 31, 2001
	Carrying Amount	Estimated Fair Value
Long-term debt instruments:
Bank debt	$1,045,041	$1,045,041
Collateralized indebtedness	1,572,372	1,583,452
Senior notes and debentures	3,690,845	3,703,029
Subordinated notes and debentures	599,054	649,412
Redeemable exchangeable preferred stock of CSC Holdings	1,544,294	1,649,014

	$8,451,606	$8,629,948

        Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 19.    SEGMENT INFORMATION

        The Company classifies its business interests into four segments: Telecommunications Services, consisting principally of its cable television, telephone and high-speed data services operations; Rainbow, consisting principally of interests in national and regional cable television programming networks; MSG, which owns and operates professional sports teams, regional cable television networks, live productions and entertainment venues; and Retail Electronics, which represents the operations of Cablevision Electronics Investments' retail electronics stores.

        The Company's reportable segments are strategic business units that are managed separately. The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted EBITDA (defined as operating income (loss) before depreciation and amortization, stock plan and long-term incentive plan income or expense, restructuring charges, and the costs of year 2000 remediation). The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Information as to the operations of the Company's business segments is set forth below.

	Years Ended December 31,
	2002	2001	2000
Revenues:
Telecommunications Services	$2,419,506	$2,275,525	$2,328,194
Rainbow	653,378	554,579	491,783
Madison Square Garden	789,677	841,912	876,397
Retail Electronics	292,969	369,995	386,673
All Other	—	200	1,045
Eliminations	(152,123)	(162,828)	(159,597)

	$4,003,407	$3,879,383	$3,924,495

	Years Ended December 31,
	2002	2001	2000
Adjusted EBITDA (Unaudited):
Telecommunications Services	967,343	$896,838	$931,081
Rainbow	84,088	22,003	48,060
Madison Square Garden	115,880	82,579	171,483
Retail Electronics	(83,264)	(65,087)	(55,605)
All Other	(43,714)	(72,321)	(58,633)

	$1,040,333	$864,012	$1,036,386

	December 31,
	2002	2001
Assets:
Telecommunications Services	$4,631,290	$4,201,116
Rainbow	1,832,505	1,376,013
Madison Square Garden	1,797,137	1,824,150
Retail Electronics	73,632	227,925
Corporate, other and intersegment eliminations	2,153,689	2,590,912

	$10,488,253	$10,220,116

        A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:

	Years Ended December 31,
	2002	2001	2000
Revenues
Total revenue for reportable segments	$4,155,530	$4,042,011	$4,083,047
Other revenue and intersegment eliminations	(152,123)	(162,628)	(158,552)

Total consolidated revenue	$4,003,407	$3,879,383	$3,924,495

Adjusted EBITDA to income (loss) from continuing operations before income taxes (unaudited)
Total adjusted EBITDA for reportable segments	$1,084,047	$936,333	$1,095,019
Other adjusted EBITDA	(43,714)	(72,321)	(58,633)
Items excluded from adjusted EBITDA
Depreciation and amortization	(911,042)	(1,011,566)	(941,657)
Stock plan income (expense)	41,538	44,973	(67,516)
Long-term incentive plan expense	(23,501)	(6,344)	(16,679)
Restructuring charges	(79,336)	(52,942)	—
Year 2000 remediation	—	—	(3,419)
Interest expense	(509,552)	(540,554)	(563,925)
Interest income	22,439	17,521	6,636
Equity in net loss of affiliates	(42,672)	(67,996)	(16,685)
Gain on sale of cable assets and programming interests, net	—	2,175,927	1,209,865
Impairment charges on At Home investment	—	(108,452)	(139,682)
Gain (loss) on investments, net	(891,438)	109,355	(6,747)
Write-off of deferred financing costs	(6,931)	(18,770)	(5,209)
Gain on derivative contracts, net	924,037	281,752	—
Loss on extinguishment of debt	(17,237)	(15,348)	—
Gain on termination of At Home agreement	—	25,190	—
Minority interests	(222,365)	(371,683)	(159,838)
Miscellaneous, net	(22,936)	(17,333)	(9,520)

Income (loss) from continuing operations before income taxes	$(698,663)	$1,307,742	$322,010

        Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States.

        The Company does not have a single external customer which represents 10 percent or more of its consolidated revenues.

NOTE 20.    INTERIM FINANCIAL INFORMATION (Unaudited)

        The following is a summary of selected quarterly financial data for the years ended December 31, 2002 and 2001.

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002	Total 2002
2002:
Revenues, net	$986,658	$949,427	$915,812	$1,151,510	$4,003,407
Operating expenses	971,751	863,130	952,181	1,148,353	3,935,415

Operating income (loss)	$14,907	$86,297	$(36,369)	$3,157	$67,992

Net income (loss)	$(249,630)	$(98,153)	$(79,522)	$517,417	$90,112

Basic net income (loss) per common share	$(0.87)	$(0.34)	$(0.26)	$1.75	$0.31

Diluted net income (loss) per common share	$(0.87)	$(0.34)	$(0.26)	$1.62	$0.28

	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001	Total 2001
2001:
Revenues, net	$929,931	$940,205	$884,299	$1,124,948	$3,879,383
Operating expenses	987,538	900,153	934,004	1,219,555	4,041,250

Operating income (loss)	$(57,607)	$40,052	$(49,705)	$(94,607)	$(161,867)

Net income (loss)	$1,127,875	$238,490	$(77,063)	$(281,569)	$1,007,733

Basic net income (loss) per common share	$4.04	$0.85	$(0.27)	$(0.98)	$3.57

Diluted net income (loss) per common share	$3.99	$0.85	$(0.27)	$(0.98)	$3.53

NOTE 21.    SUBSEQUENT EVENTS

        In January 2003, the Company monetized the value of the General Electric common stock received in connection with the sale of the Bravo programming service through the execution of prepaid forward contracts, collateralized by an equivalent amount of the underlying General Electric stock. These contracts set a floor and ceiling on the Company's participation in the changes in the underlying stock price and at maturity are expected to offset negative changes in the fair value of the General Electric stock, while allowing for upside appreciation potential to the ceiling price. At maturity, the contracts provide for the option to deliver cash or shares of General Electric stock, with a value determined by reference to the stock price at maturity. The cash proceeds of $314,000 were used to repay outstanding borrowings under the Restricted Group credit facility.

        In January 2003, the Company offered employees the right to exchange stock options and stock appreciation rights outstanding under the Cablevision Employee Stock Plan, which have an exercise price of more than $20.00, for restricted shares. Employees who accepted the offer received one restricted share for every two common shares issuable upon exercise of his or her options and one restricted share for every three common shares subject to his or her stock appreciation rights. The Company will recognize compensation expense, over the four year vesting period, equal to the excess of the restricted shares' value on the grant date over the par value amount paid for the shares of $.01 per share. Pursuant to the offer, a total of 8,615,241 options and 6,132,146 stock appreciation rights were exchanged for a total of 6,351,847 shares of restricted stock. Accordingly, $111,348 will be expensed ratably over the period March 10, 2003 to March 9, 2007. Options not exchanged pursuant to the offer will be subject to variable accounting.

        In January 2003, Fox Sports Networks, LLC exercised its put option relating to its interests in Fox Sports Net Chicago and Fox Sports Net Bay Area that Fox Sports Networks held outside of Regional Programming Partners, a 60% owned subsidiary of Rainbow Media Holdings, which holds a 50% interest in each of these businesses. In March 2003, Rainbow Media Holdings and Fox Sports Networks agreed on a $110,000 purchase price for Fox Sports Networks' 50% interest in Fox Sports Net Bay Area and a $40,000 purchase price for the 50% interest in Fox Sports Net Chicago, payable in each case in the form of three-year promissory notes of Regional Programming Partners, bearing interest at Prime plus 1% and secured by the interests being purchased. The transaction is expected to close in the second quarter of 2003 following receipt of customary regulatory approval.

        In February 2003, Quadrangle Capital Partners LP, a private investment firm invested $75,000 in CSC Holdings, in the form of 10% Series A Exchangeable Participating preferred stock convertible into Cablevision NY Group Class A common stock.

        In March 2003, the Company transferred the stock of its subsidiary, Cablevision Electronics Investments to GBO Electronics Acquisition, LLC. The Company expects to record a loss in connection with this transaction.

        In March 2003, Rainbow Media Holdings entered into a $300,000 credit facility consisting of a $160,000 revolver and a $140,000 term loan, maturing on March 31, 2008 and March 31, 2009, respectively. (In certain limited circumstances the maturity date may be accelerated to November 1, 2005). The facility is secured by the stock of Rainbow Media Holdings, certain equity interests owned by Rainbow Media Holdings, and the assets of Rainbow Media Holdings and certain of its subsidiaries. The facility requires commitment reductions beginning in June of 2005. The facility contains certain covenants that may limit Rainbow Media Holdings' ability to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of financial ratios and restricting the permitted use of borrowed funds.

        In March 2003, AMC, The Independent Film Channel and WE: Women's Entertainment, subsidiaries of Rainbow Media Holdings, entered into a $75,000 credit facility consisting of a $40,000 revolver and a $35,000 term loan, secured by all of the assets of the borrowers. The revolver and term loan mature on March 31, 2008 and March 31, 2009, respectively. (In certain limited circumstances the maturity date may be accelerated to November 1, 2005). The facility requires commitment reductions beginning in June of 2005. The facility contains certain covenants that may limit AMC, The Independent Film Channel and WE's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of financial ratios and restricting the permitted use of borrowed funds.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholder
CSC Holdings, Inc.

We have audited the accompanying consolidated balance sheets of CSC Holdings, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholder's deficiency and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSC Holdings, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in the year ended December 31, 2002.

                      /s/ KPMG LLP

Melville, New York
March 31, 2003

CSC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001
(Dollars in thousands)

	2002	2001
ASSETS
Current Assets:
Cash and cash equivalents	$125,940	$107,990
Accounts receivable trade (less allowance for doubtful accounts of $57,860 and $30,016)	285,059	310,830
Notes and other receivables, current	83,299	72,195
Inventory, prepaid expenses and other current assets	121,608	218,478
Assets held for sale	59,301	58,765
Feature film inventory, net	66,617	44,541
Advances to affiliates	178,491	120,691
Derivative contracts, current	—	5,378

Total current assets	920,315	938,868
Property, plant and equipment, net	4,624,991	4,014,583
Investments in affiliates	59,726	78,710
Advances to affiliates, long-term	—	94,087
Investment securities	310,336	—
Investment securities available-for-sale	—	158
Investment securities pledged as collateral	662,274	1,527,890
Other investments	17,514	20,483
Notes and other receivables	96,065	71,424
Derivative contracts	705,020	262,317
Other assets	45,799	20,871
Assets held for sale, long-term	—	271,304
Long-term feature film inventory, net	232,221	191,161
Deferred carriage fees, net	139,578	138,057
Franchises, net of accumulated amortization of $1,208 and $971,481	732,401	732,313
Affiliation, broadcast and other agreements, net of accumulated amortization of $278,466 and $235,182	295,753	167,104
Excess costs over fair value of net assets acquired and other intangible assets, net of accumulated amortization of $39,400 and $813,510	1,546,159	1,577,831
Deferred financing, acquisition and other costs, net of accumulated amortization of $46,007 and $59,398	100,101	112,955

	$10,488,253	$10,220,116

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001
(Dollars in thousands)

	2002	2001
LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current Liabilities:
Accounts payable	$445,758	$441,857
Accrued liabilities:
Interest	116,310	115,906
Employee related costs	239,805	327,692
Other	536,253	459,743
Accounts payable to affiliates	70,659	57,282
Deferred revenue, current	112,276	118,397
Feature film and contract obligations	72,310	43,639
Liabilities held for sale	26,640	62,077
Liabilities under derivative contracts	1,395	—
Current portion of bank debt	26,149	3,694
Current portion of capital lease obligations	15,828	30,334

Total current liabilities	1,663,383	1,660,621
Feature film and contract obligations, long-term	229,431	203,003
Deferred revenue	17,479	22,140
Deferred tax liability	176,655	66,622
Liabilities under derivative contracts	104,949	226,295
Other long-term liabilities	227,748	172,699
Liabilities held for sale, long-term	—	122,761
Bank debt, long-term	2,080,000	1,041,347
Collateralized indebtedness	1,234,106	1,572,372
Senior notes and debentures	3,691,772	3,690,845
Subordinated notes and debentures	599,128	599,054
Capital lease obligations, long-term	71,921	68,460

Total liabilities	10,096,572	9,446,219

Minority interests	623,897	864,947

Series H Redeemable Exchangeable Preferred Stock	434,181	434,181

Series M Redeemable Exchangeable Preferred Stock	1,110,113	1,110,113

Commitments and contingencies
Stockholder's deficiency:
Series A Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
Series B Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
8% Series D Cumulative Preferred Stock, $.01 par value, 112,500 shares authorized, none issued ($100 per share liquidation preference)	—	—
Common Stock, $.01 par value, 10,000,000 shares authorized, 5,000,000 shares issued and outstanding	50	50
Paid-in capital	740,493	969,981
Accumulated deficit	(2,515,263)	(2,605,375)

	(1,774,720)	(1,635,344)
Accumulated other comprehensive loss	(1,790)	—

Total stockholder's deficiency	(1,776,510)	(1,635,344)

	$10,488,253	$10,220,116

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2002, 2001 and 2000
(Dollars in thousands, except per share amounts)

	2002	2001	2000
Revenues, net (including retail electronics sales of $292,969, $369,995, and $375,428)	$4,003,407	$3,879,383	$3,924,495

Operating expenses:
Technical and operating	1,665,789	1,660,661	1,607,378
Retail electronics cost of sales	256,487	306,187	301,665
Selling, general and administrative	1,022,761	1,009,894	1,066,680
Restructuring charges	79,336	52,942	—
Depreciation and amortization	911,042	1,011,566	941,657

	3,935,415	4,041,250	3,917,380

Operating income (loss)	67,992	(161,867)	7,115

Other income (expense):
Interest expense	(509,552)	(540,554)	(563,925)
Interest income	22,439	17,521	6,636
Equity in net loss of affiliates	(42,672)	(67,996)	(16,685)
Gain on sale of cable assets and programming interests, net	—	2,175,927	1,209,865
Impairment charges on At Home investment	—	(108,452)	(139,682)
Gain (loss) on investments, net	(891,438)	109,355	(6,747)
Write-off of deferred financing costs	(6,931)	(18,770)	(5,209)
Gain on derivative contracts, net	924,037	281,752	—
Loss on extinguishment of debt	(17,237)	(15,348)	—
Gain on termination of At Home agreement	—	25,190	—
Minority interests	(47,849)	(197,167)	5,466
Miscellaneous, net	(22,936)	(17,333)	(9,520)

	(592,139)	1,644,125	480,199

Income (loss) from continuing operations before income taxes and dividend requirements	(524,147)	1,482,258	487,314
Income tax benefit (expense)	137,814	(225,242)	(33,852)

Income (loss) from continuing operations before dividend requirements	(386,333)	1,257,016	453,462
Dividend requirements applicable to preferred stock	(174,516)	(174,516)	(165,304)

Income (loss) from continuing operations	(560,849)	1,082,500	288,158
Income (loss) from discontinued operations, net of taxes (including gain on sale of programming interests of $663,352 in 2002)	650,961	(74,767)	(58,905)

Net income applicable to common shareholder	$90,112	$1,007,733	$229,253

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIENCY

Years ended December 31, 2002, 2001 and 2000

(Dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 1999	$50	$763,898	$(3,842,361)	$—	$(3,078,413)
Net income	—	—	394,557	—	394,557
Unrealized gains on available-for sale securities	—	—	—	286,440	286,440

Comprehensive income					680,997
Distribution to shareholder	—	(4,083)	—	—	(4,083)
Preferred dividend requirements	—	—	(165,304)	—	(165,304)

Balance at December 31, 2000	50	759,815	(3,613,108)	286,440	(2,566,803)
Net income	—	—	1,182,249	—	1,182,249
Transfer of available-for-sale securities to trading securities	—	—	—	(286,440)	(286,440)

Comprehensive income					895,809
Conversion of equity interest in subsidiary	—	(11,292)	—	—	(11,292)
Issuance of Cablevision common stock to NBC	—	138,597	—	—	138,597
Tax benefit related to stock options	—	82,861	—	—	82,861
Preferred dividend requirements	—	—	(174,516)	—	(174,516)

Balance at December 31, 2001	50	969,981	(2,605,375)	—	(1,635,344)
Net income	—	—	264,628	—	264,628
Additional pension liability	—	—	—	(1,790)	(1,790)

Comprehensive income					262,838
Tax benefit related to stock options	—	10,983	—	—	10,983
Treasury stock acquired by Cablevision from NBC	—	(359,750)	—	—	(359,750)
Issuance of Cablevision common stock to NBC	—	114,888	—	—	114,888
Conversion of RMG options to CNYG options	—	4,391	—	—	4,391
Preferred dividend requirements	—	—	(174,516)	—	(174,516)

Balance at December 31, 2002	$50	$740,493	$(2,515,263)	$(1,790)	$(1,776,510)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2002, 2001 and 2000
(Dollars in thousands)

	2002	2001	2000
Cash flows from operating activities:
Income (loss) from continuing operations	$(386,333)	$1,257,016	$453,462
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	911,042	1,011,566	941,657
Equity in net loss of affiliates	42,672	67,996	16,685
Minority interests	47,849	197,167	(5,466)
Gain on sale of cable assets and programming interests, net	—	(2,175,927)	(1,209,865)
Loss (gain) on investments, net	891,438	(109,355)	6,747
Impairment charges on investments	—	108,452	139,682
Write-off of deferred financing costs	6,931	18,770	5,209
Unrealized gain on derivative contracts, net	(654,150)	(278,690)	—
Realized gain on derivative contracts	(256,576)	—	—
Loss on extinguishment of debt	17,237	15,348	—
Gain on termination of At Home agreement	—	(25,190)	—
(Gain) loss on sale of equipment, net	16,281	2,342	(803)
Tax benefit from exercise of stock options	10,983	82,861	—
Amortization of deferred financing, discounts on indebtedness and other deferred costs	68,963	45,778	10,329
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable trade	25,771	(31,161)	(62,194)
Notes and other receivables	(35,745)	5,594	(19,185)
Inventory, prepaid expenses and other assets	76,861	45,357	(71,520)
Advances to affiliates	(89,237)	(108,365)	(15,815)
Feature film inventory	(63,136)	21,287	(5,002)
Other deferred costs	(1,363)	(132,663)	6,198
Accounts payable	3,901	(22,440)	51,614
Accrued liabilities	(30,482)	(30,369)	39,291
Feature film and contract obligations	55,099	(34,606)	(74,290)
Deferred revenue	(10,782)	(61,248)	(52,327)
Deferred tax liability	(47,350)	66,622	—
Minority interests	(32,345)	8,301	(18,255)

Net cash provided by (used in) operating activities	567,529	(55,557)	136,152

Cash flows from investing activities:
Capital expenditures	(1,340,324)	(1,378,114)	(1,323,071)
Payments for acquisitions, net of cash acquired	—	—	(128,784)
Net proceeds from sale of cable assets and programming interests	—	1,118,153	991,000
Proceeds from sale of equipment	2,194	2,379	776
Increase in investments in affiliates, net	(34,619)	(39,682)	(60,709)
Increase in investment securities and other investments	994	(21,795)	(180)

Additions to other intangible assets	(298)	(303)	(94)

Net cash used in investing activities	$(1,372,053)	$(319,362)	$(521,062)

Cash flows from financing activities:
Proceeds from bank debt	$2,227,322	$3,742,655	$4,610,523
Repayment of bank debt	(1,166,214)	(5,381,046)	(4,191,887)
Redemption of senior subordinated notes	—	(466,707)	—
Issuance of senior notes	—	996,790	—
Net proceeds from (repayments of) collateralized indebtedness	(54,813)	1,549,411	—
Proceeds from derivative contracts	—	239,270	—
Dividends applicable to preferred stock	(174,516)	(174,516)	(25,521)
Payments on capital lease obligations and other debt	(30,673)	(38,592)	(39,332)
Additions to deferred financing and other costs	(14,489)	(34,833)	(18,658)

Net cash provided by financing activities	786,617	432,432	335,125

Net increase (decrease) in cash and cash equivalents from continuing operations	(17,907)	57,513	(49,785)
Net cash provided by discontinued operations	35,857	12,537	25,060
Cash and cash equivalents at beginning of year	107,990	37,940	62,665

Cash and cash equivalents at end of year	$125,940	$107,990	$37,940

See accompanying notes
to consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company and Related Matters

        CSC Holdings, Inc. (the "Company"), is a wholly-owned subsidiary of Cablevision Systems Corporation ("Cablevision"). The Company and its majority-owned subsidiaries own and operate cable television systems and through its subsidiary, Rainbow Media Holdings, Inc., have ownership interests in companies that produce and distribute national and regional entertainment and sports programming services, including Madison Square Garden, L.P. ("MSG"). The Company also owns companies that provide advertising sales services for the cable television industry, provide switched telephone service, operate a retail electronics chain and operate motion picture theaters. The Company classifies its business interests into four segments: Telecommunications Services, consisting principally of its cable television, telephone and high-speed data services operations; Rainbow, consisting principally of interests in national and regional cable television programming networks; MSG, which owns and operates professional sports teams, regional cable television networks, live productions and entertainment venues; and Retail Electronics, which represents the operations of its retail electronics stores.

Principles of Consolidation and Investments in Affiliates

        The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The Company's interests in less than majority-owned entities are carried on the equity method. The Company would recognize a loss where there existed an other than temporary decline in the value of the investment. All significant intercompany transactions and balances are eliminated in consolidation.

Revenue Recognition

        The Company recognizes cable television, high-speed data, telephony and programming revenues as services are provided to subscribers. Advertising revenues are recognized when commercials are telecast. Revenue from retail electronic sales is recognized upon delivery, with an appropriate provision for returned merchandise based upon historical experience. Revenues derived from other sources are recognized when services are provided or events occur.

        In the quarter ended December 31, 2000, the Company adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). The adoption of SAB 101 had an insignificant impact on the results of operations.

Costs of Revenue

        Costs of revenue related to the sale of retail electronics products are classified in the accompanying statements of operations as "retail electronics costs of sales." Costs of revenue related to sales of services are classified as "technical and operating" expenses in the accompanying statements of operations.

Investments in Marketable Securities

        The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investment securities available-for-sale are stated at fair value, and unrealized holding gains and losses are included in accumulated other comprehensive income (loss) as a separate component of stockholder's deficiency. Investment securities and investment securities pledged as collateral are classified as trading securities and are stated at fair value with unrealized holding gains and losses included in net income (loss).

Long-Lived Assets

        Property, plant and equipment, including construction materials, are carried at cost, and include all direct costs and certain indirect costs associated with the construction of cable television transmission and distribution systems, and the costs of new product and subscriber installations. Franchises not acquired in a purchase business combination are amortized on the straight-line basis over the average terms (3 to 20 years) of the franchises. Affiliation, broadcast and other agreements (primarily cable television system programming agreements) are amortized on a straight-line basis over periods ranging from 6 to 13 years. Other intangible assets are amortized on the straight-line basis over the periods benefited (2 to 25 years). Excess costs over fair value of net assets acquired and the value of franchises acquired in purchase business combinations which have indefinite useful lives are no longer amortized in connection with the adoption of Statement 142 (see discussion below). Prior to the adoption of Statement 142, excess costs over fair value of net assets acquired were amortized on the straight-line basis over periods ranging from 3 to 40 years and franchises acquired in purchase business combinations were amortized on the straight-line basis over the average terms (3 to 20 years).

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

Feature Film Inventory

        Rights to feature film inventory acquired under license agreements along with the related obligations are recorded at the contract value. Costs are amortized to technical and operating expense on a straight-line basis over the respective license periods. Amounts payable subsequent to December 31, 2002 related to feature film telecast rights are as follows:

Years Ending December 31,
2003	$66,321
2004	51,835
2005	37,881
2006	24,706
2007	18,925
Thereafter	38,831

Deferred Carriage Fees

        Deferred carriage fees represent primarily payments to cable systems operators to guarantee carriage of certain programming services and are recorded as a reduction to revenue over the period of guarantee (3 to 11 years).

Inventory

        Carrying amounts of retail merchandise are determined on an average cost basis and are stated at the lower of cost or market.

Deferred Financing Costs

        Costs incurred to obtain debt are deferred and amortized, on a straight-line basis, over the life of the related debt.

Income Taxes

        Income taxes are provided based upon the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires the asset/liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets, subject to an ongoing assessment of realizability.

Income (Loss) Per Common Share

        Basic and diluted net income (loss) per common share are not presented since the Company is a wholly-owned subsidiary of Cablevision.

Reclassifications

        Certain reclassifications have been made in the 2001 and 2000 financial statements to conform to the 2002 presentation.

Cash Flows

        For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

        During 2002, 2001 and 2000, the Company's non-cash investing and financing activities and other supplemental data were as follows:

	Years Ended December 31,
	2002	2001	2000
Non-Cash Investing and Financing Activities:
Capital lease obligations	$19,628	$29,919	$60,111
Receipt of marketable securities in connection with the sale of programming interests and cable assets	321,908	893,500	524,606
Preferred stock dividends	—	—	139,783
Issuance of Cablevision common stock in exchange for NBC's interest in Rainbow Media Holdings	114,888	138,597	—
Acquisition of Cablevision common stock from NBC	359,750	—	—
Acquisition of shares of Rainbow Media Holdings from NBC	318,342	—	—
Supplemental Data:
Cash interest paid—continuing operations	492,869	532,048	551,341
Cash interest paid—discontinued operations	1,986	3,296	5,403
Income taxes paid (refunded), net	(27,732)	45,980	5,288

Comprehensive Income (Loss)

        Other comprehensive loss for the year ended December 31, 2002 of $1,790 represents additional minimum pension liability. Other comprehensive income for the year ended December 31, 2000 of $286,440 represents unrealized net gains on available-for-sale securities. During 2001, these securities were reclassified to trading securities and the unrealized gain was included in net income.

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

        Summarized below is pro forma net income (loss) for the years ended December 31, 2002, 2001 and 2000 as adjusted for amortization expense that is no longer recorded in accordance with Statement 142.

	Years Ended December 31,
	2002	2001	2000
Net income as reported	$90,112	$1,007,733	$229,253
Goodwill and franchise amortization, net of taxes	—	181,818	162,509

Adjusted net income	$90,112	$1,189,551	$391,762

        Effective January 1, 2002, the Company adopted Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both Statement 121 and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions of Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). The provisions of Statement 144 have been applied to the planned sale of the Company's theater business, the closing of certain retail electronics stores and the sale of the Bravo programming service.

        Effective January 1, 2002, the Company adopted the provisions of the FASB's Emerging Issues Task Force, EITF No. 01-09, Accounting for the Consideration Given by a Vendor to a Customer or a

Reseller of the Vendors' Products. EITF No. 01-09 stipulates the criteria to be met in determining the financial statement classification of customer incentives (which includes deferred carriage fees) as either a reduction of revenue or an operating expense. Upon adoption, the Company reclassified the amortization of its deferred carriage fees as a reduction to revenues, net. This reclassification has been made for the comparable 2001 and 2000 periods. The amortization of the deferred carriage fees shown on the balance sheet was previously included in operating expenses, which were correspondingly reduced.

        In April 2002, the FASB issued Statement 145, Rescission of Statements No. 4, 44 and 64, Amendment of Statement No. 13, and Technical Corrections. Statement 145, among other things, rescinds Statement 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. The Company adopted Statement 145 effective July 1, 2002. The adoption of this statement had no impact on the Company's consolidated financial statements.

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

NOTE 2.    TRANSACTIONS

2002 Transactions

        During the six months ended June 30, 2002, NBC-Rainbow Holding, Inc., a subsidiary of National Broadcasting Company ("NBC"), had exchanged a 5.0% interest in Rainbow Media Holdings equity securities for 9,968,988 shares of Rainbow Media Group Class A common stock of Cablevision (valued at $98,514). The Rainbow Media Group common stock was exchanged for 11,872,367 shares of Cablevision NY Group Class A common stock on August 20, 2002. In September 2002, NBC exchanged a 0.7% interest in Rainbow Media Holdings equity securities for 1,647,266 shares of Cablevision NY Group Class A common stock of Cablevision (valued at $16,374). In connection with the sale of the Bravo programming service to NBC in December 2002 discussed below, the Company acquired NBC's remaining 17.2% minority interest, increasing the Company's interest in Rainbow Media Holdings to 100%.

        The acquisitions of the 22.9% and the 3.1% minority interests in 2002 and 2001, respectively, were accounted for as purchases. The excess of the purchase prices over the net book value of assets acquired of approximately $293,308 was allocated to the specific assets acquired, in 2002, based upon an independent appraisal as follows:

	Useful Life
Property and equipment	10 years	$7,359

Amortizable intangible assets
Affiliation agreements	10 years	$166,853
Broadcast rights	10 years	25,295
Other intangibles	7 to 10 years	36,807

		$228,955

Unamortizable intangible assets
Excess costs over the fair value of net assets acquired		$56,994

        In December 2002, the Company completed the sale of Rainbow Media Holdings' 80% interest in the Bravo programming service to NBC for $1.0 billion payable in General Electric Company common stock and 53.2 million shares of Cablevision NY Group Class A common stock (21.8 million shares of Cablevision NY Group Class A common stock currently held by NBC and 31.4 million shares of Cablevision NY Group Class A common stock issuable upon the conversion of shares of Rainbow Media Holdings common stock held by NBC). The Company recorded a gain of $663,352, net of taxes, in connection with this transaction. The operating results of the Bravo programming service, including the gain on sale, have been classified as discontinued operations for all periods presented. The net operating results of the Bravo programming service were previously reported in the Rainbow segment.

        Upon the closing of the sale of the Bravo programming service, the American Movie Classics/Bravo and Rainbow Media Group, LLC credit facilities terminated by their terms and outstanding borrowings were repaid.

        In March 2002, Rainbow Media Holdings acquired Loral Space and Communications, Ltd.'s 50% interest in R/L DBS Company, LLC for a purchase price of up to a present value of $33,000 payable only from a percentage of future revenues of R/L DBS' business, if any, or from any future sale of all or part of the interests in or assets of R/L DBS. This purchase increased Rainbow Media Holdings' ownership of R/L DBS to 100%. R/L DBS's results are consolidated with those of the Company as of the date of acquisition.

2001 Transactions

        Through December 31, 2001, NBC-Rainbow Holding has exchanged a 3.1% interest in Rainbow Media Holdings equity securities for 6,966,484 shares of Rainbow Media Group Class A common stock of Cablevision (valued at $138,597). The Rainbow Media Group common stock was exchanged for 8,296,594 shares of Cablevision NY group Class A common stock as of August 20, 2002.

        In April 2001, Metro-Goldwyn-Mayer Inc. ("MGM") acquired a 20% interest in certain programming businesses of Rainbow Media Holdings for $825,000 in cash. The Company recorded a gain of approximately $746,310 in connection with this transaction.

        In January 2001, the Company completed the sale of its cable systems in Boston and eastern Massachusetts to AT&T Corp. in exchange for AT&T's cable systems in certain northern New York suburbs, 44,260,932 shares of AT&T stock, valued at approximately $893,500 at closing based on the quoted market price, and approximately $293,200 in cash. The Company recognized a net gain of approximately $1,441,699. In July 2001, AT&T distributed to AT&T common shareholders 0.3218 share of AT&T Wireless Services, Inc. common stock for each share of AT&T common stock held. In connection with such distribution, the Company received 14,243,166 shares of AT&T Wireless common stock as a result of its ownership of 44,260,932 shares of AT&T stock. In connection with AT&T's spin off of AT&T Broadband and the merger of AT&T Broadband with Comcast Corporation in November 2002, the Company received 14,318,411 shares of Comcast common stock. Additionally, in November 2002, AT&T completed a 1-for-5 reverse stock split which reduced the 44,260,932 shares of AT&T common stock held by the Company to 8,852,186 shares.

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

Property, plant and equipment, net	$96,852
Other assets	1,269
Liabilities	(5,246)
Franchises	502,913
Excess costs over fair value of net assets acquired	14,609

$610,397

        The following unaudited pro forma condensed consolidated results of operations for the Company are presented for the year ended December 31, 2000 as if the AT&T transaction described above had occurred on January 1, 2000.

Year ended December 31, 2000
Net revenues	$4,294,457

Net income	$1,593,372

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

        In January 2000, Regional Programming Partners, a subsidiary of Rainbow Media Holdings, acquired the 70% interest in SportsChannel Florida Associates held by Front Row Communications for approximately $130,600 (including the repayment of $20,000 in debt), increasing its ownership to 100%. The acquisition was accounted for as a purchase with the operations of the acquired business being consolidated with those of the Company as of the acquisition date. The purchase price was allocated to the specific assets acquired based upon an independent appraisal as follows:

Property, plant and equipment	$2,200
Other assets	26,400
Liabilities	(9,900)
Excess cost over fair value of net assets acquired	111,900

$130,600

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

NOTE 3.    RESTRUCTURING AND IMPAIRMENT CHARGES

Restructuring

        In December 2001, the Company recorded restructuring charges of $56,442 (including $3,500 for discontinued operations) which included expenses of approximately $21,018 (including $2,313 for discontinued operations) associated with the elimination of approximately 600 positions, primarily in corporate, administrative and infrastructure functions across various business units of the Company, and estimated expenses of approximately $35,424 (including $1,187 for discontinued operations) associated with facility realignment and other related costs. The following table summarizes the accrued restructuring liability related to the 2001 restructuring plan for continuing operations.

	Employee Severance	Facility Realignment and Other Costs	Total
Balance at December 31, 2001	$18,705	$34,237	$52,942
Additional charges (credits)	5,448	(377)	5,071
Payments	(20,884)	(9,130)	(30,014)
Other	—	2,431	2,431

Balance at December 31, 2002	$3,269	$27,161	$30,430

        In 2002, the Company announced a new operating plan and restructuring which includes the closing of 26 retail electronics store locations, the consolidation of customer service call centers, the elimination of certain staff positions and the disposition of its motion picture theater business. Additionally, the Company reached an agreement with its supplier of set top boxes which reduced the Company's purchase commitments for set top boxes from $378,500 in 2002, $378,500 in 2003, and $567,750 in 2004 to a total remaining commitment of $87,500 in 2002 and nothing thereafter and required the Company to make certain other cash payments aggregating $50,000 plus interest on a portion of such amount with respect to, among other things, a license for certain software (valued at $17,500 based on an independent appraisal). In connection with this plan, the Company recorded restructuring charges of $84,937 (including $10,672 for discontinued operations) which include $22,073 (including $2,761 for discontinued operations) associated with the elimination of approximately 3,000 positions, $30,364 (including $7,911 for discontinued operations) associated with facility realignment and other related costs and $32,500 associated with the reduction in required digital set top box commitments. The following table summarizes the accrued restructuring liability related to the 2002 restructuring plan for continuing operations:

	Employee Severance	Facility Realignment and Other Costs	Total
Restructuring charges	$19,312	$54,953	$74,265
Payments	(13,811)	(7,964)	(21,775)
Other	—	1,028	1,028

Balance at December 31, 2002	$5,501	$48,017	$53,518

Impairment Charges

        In December 2002, the Company recorded an impairment loss of approximately $43,222, included in depreciation and amortization, representing the write down of fixed assets relating to the Company's retail electronics business.

        In 2001 and 2000, the Company recorded a loss on investments of approximately $108,452 and $139,682, respectively, reflecting other-than-temporary declines in the fair value of the Company's At Home Corporation warrants. The carrying value of the warrants was reduced to zero at December 31, 2001.

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

NOTE 4. NET ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

        In connection with the 2002 restructuring discussed in Note 3, the Company plans to sell its motion picture theater business in 2003. The assets and liabilities attributable to the motion picture theater business and those attributable to the Bravo programming business sold in December 2002, have been classified in the consolidated balance sheets as assets and liabilities held for sale and consist of the following:

	December 31,
	2002	2001
Accounts receivable	$1,276	$24,978
Other current assets	2,049	33,787
Property and equipment	43,921	63,143
Other long-term assets	1,642	197,709
Intangible assets	10,413	10,452

Total assets held for sale	$59,301	$330,069

Accounts payable and accrued expenses	20,661	39,937
Other current liabilities	—	21,120
Deferred revenue	1,126	1,020
Other long-term liabilities	4,853	122,761

Total liabilities held for sale	$26,640	$184,838

        The operations of the motion picture theater business, including restructuring charges (credits), have been classified as discontinued operations, net of taxes, in the consolidated statements of operations for all periods presented.

        The results of operations of the retail electronic stores closed, including restructuring charges, have been reported in discontinued operations, net of taxes in the consolidated statements of operations for all periods presented.

        Operating results of discontinued operations, including the results of the Bravo programming services sold in December 2002, are summarized as follows:

	Year Ended December 31, 2002
	Theaters	Retail Electronics	Bravo	Total
Revenues, net	$88,149	$193,644	$131,682	$413,475

Income (loss) before income tax benefit (expense)	$10,918	$(57,615)	$912,514	$865,817
Income tax benefit (expense)	(4,584)	24,198	(234,470)	(214,856)

Net income (loss)	$6,334	$(33,417)	$678,044	$650,961

	Year Ended December 31, 2001
	Theaters	Retail Electronics	Bravo	Total
Revenues, net	$78,902	$308,576	$125,012	$512,490

Income (loss) before income tax benefit (expense)	$(119,494)	$(23,219)	$30,436	$(112,277)
Income tax benefit (expense)	45,246	9,716	(17,452)	37,510

Net income (loss)	$(74,248)	$(13,503)	$12,984	$(74,767)

	Year Ended December 31, 2000
	Theaters	Retail Electronics	Bravo	Total
Revenues, net	$76,897	$306,681	$96,735	$480,313

Income (loss) before income tax benefit (expense)	$(68,319)	$(8,783)	$26,814	$(50,288)
Income tax benefit (expense)	766	3,651	(13,034)	(8,617)

Net income (loss)	$(67,553)	$(5,132)	$13,780	$(58,905)

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of the following assets, which are depreciated or amortized primarily on a straight-line basis over the estimated useful lives shown below:

	December 31,
			Estimated Useful Lives
	2002	2001
Customer equipment	$914,403	$709,273	3 to 5 years
Headends	381,873	254,594	4 to 15 years
Multimedia	82,359	67,244	4 years
Central office equipment	323,208	268,221	10 years
Infrastructure	3,648,505	3,171,789	5 to 12 years
Program, service and data processing equipment	1,325,460	1,218,637	2 to 16 years
Microwave equipment	286,862	21,288	5 to 8 years
Construction in progress (including materials and supplies)	145,014	170,716	—
Furniture and fixtures	124,498	157,143	3 to 8 years
Transportation equipment	221,433	216,716	4 to 15 years
Buildings and building improvements	324,762	266,004	10 to 40 years
Leasehold improvements	460,708	473,503	Term of lease
Land	37,272	36,977	—

	8,276,357	7,032,105
Less accumulated depreciation and amortization	3,651,366	3,017,522

	$4,624,991	$4,014,583

        At December 31, 2002 and 2001, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

	December 31,
	2002	2001
Equipment	$182,068	$172,726
Less accumulated amortization	78,703	57,779

	$103,365	$114,947

NOTE 6. INTANGIBLE ASSETS

        The following table summarizes information relating to the Company's acquired intangible assets at December 31, 2002 and 2001:

	2002	2001
Gross carrying amount of amortizable intangible assets
Franchises	$1,761	$1,463
Affiliation agreements	418,707	268,148
Broadcast rights	112,586	91,213
Player contracts	42,926	42,925
Other intangibles	203,491	175,867

	779,471	579,616

Accumulated amortization
Franchises	1,208	998
Affiliation agreements	190,809	159,565
Broadcast rights	49,920	45,034
Player contracts	37,737	30,583
Other intangibles	39,400	30,478

	319,074	266,658

Unamortizable intangible assets
Franchises	731,848	731,848
Excess costs over the fair value of net assets acquired	1,382,068	1,432,442

	2,113,916	2,164,290

Total intangibles	$2,574,313	$2,477,248

Aggregate amortization expense
Year ended December 31, 2002	$55,982	$53,214
Estimated amortization expense
Year ending December 31, 2003	63,901
Year ending December 31, 2004	52,615
Year ending December 31, 2005	40,118
Year ending December 31, 2006	36,555
Year ending December 31, 2007	34,704

        The changes in the carrying amount of excess costs over the fair value of net assets acquired for the year ended December 31, 2002 are as follows:

	Tele- communications	MSG	Rainbow	Other	Total Company
Excess costs over the fair value of net assets acquired
Balance as of December 31, 2001	$206,971	$1,081,962	$143,509	$—	$1,432,442
Excess costs over the fair value of net assets acquired, net of taxes	—	—	29,243	3,212	32,455
Sale of Bravo programming service	—	—	(10,349)	—	(10,349)
Reclassification as a result of the receipt of final independent appraisal for 2001 acquisitions	—	—	(72,480)	—	(72,480)

Balance as of December 31, 2002	$206,971	$1,081,962	$89,923	$3,212	$1,382,068

NOTE 7. DEBT

Bank Debt

  Restricted Group

        For financing purposes, the Company and certain of its subsidiaries are collectively referred to as the "Restricted Group." The Restricted Group has a $2.4 billion revolving credit facility (the "Credit Agreement") with a group of banks which matures on June 30, 2006. The total amount of bank debt outstanding under the Restricted Group credit facility at December 31, 2002 and 2001 was $1,930,768 and $771,694 (including $5,768 and $3,694, respectively, outstanding under a separate overdraft facility), respectively. As of December 31, 2002, approximately $62,668 was restricted for certain letters of credit issued on behalf of the Company. Interest on outstanding amounts may be paid, at the option of the Company, based on the prime rate or a Eurodollar rate plus a margin which varies based on the Restricted Group's leverage ratio (as defined in the Credit Agreement).

        Undrawn funds available to the Restricted Group under the Credit Agreement amounted to approximately $412,332 at December 31, 2002. The Credit Agreement contains certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds available thereunder. The Credit Agreement contains various restrictive covenants, among which are the maintenance of various financial ratios and tests, and limitations on various payments, including preferred dividends and dividends on its common stock. The Company was in compliance with the covenants of its Credit Agreement at December 31, 2002.

        The weighted average interest rate on all bank borrowings of the Restricted Group was 3.64% and 3.55% on December 31, 2002 and 2001, respectively. The Company is also obligated to pay fees ranging from .375% to .75% per annum on the unused loan commitment and from .875% to 1.75% per annum on letters of credit issued under the Credit Agreement.

  Rainbow Media Group

        In March 2002, Rainbow Media Group, LLC, a wholly-owned subsidiary of Rainbow Media Holdings, entered into a $400,000 revolving credit facility with a group of banks. This facility terminated upon the sale of the Bravo programming service.

  American Movie Classics Company and Bravo Company

        In May 1999, American Movie Classics Company ("AMC"), a subsidiary of Rainbow Media Holdings, entered into a $425,000 credit facility consisting of a $200,000 reducing revolving credit facility and a $225,000 amortizing term loan. In April 2001, AMC repaid the balance outstanding under this credit facility of $365,000 with proceeds from the MGM transaction and terminated the term loan facility, reducing the credit facility solely to the $200,000 revolver.

        In March 2002, AMC and Bravo Company, subsidiaries of Rainbow Media Holdings, entered into a $200,000 revolving credit facility with a group of banks. This facility amended and restated the previously existing AMC $200,00 revolving credit facility. This facility terminated upon the sale of the Bravo programming service.

  Madison Square Garden

        MSG, a subsidiary of Rainbow Media Holdings, has a $500,000 revolving credit facility with a group of banks which expires on December 31, 2004. Loans under the MSG credit facility bear interest at either prime rate or Eurodollar rate plus a margin based upon MSG's consolidated leverage ratio. At December 31, 2002 and 2001, loans outstanding amounted to $155,000 and $235,000, respectively, and bore interest at a weighted average rate of 2.36% and 2.66%, respectively. As of December 31, 2002, approximately $12,465 was restricted for certain letters of credit issued on behalf of MSG. The MSG credit facility contains certain covenants that may limit MSG's ability to utilize all of the undrawn funds available thereunder. Undrawn funds available under the MSG credit facility amounted to approximately $332,535 at December 31, 2002. MSG is required to pay a fee of .25% based on the unused portion of the commitment. The MSG credit facility contains certain financial covenants with which MSG was in compliance at December 31, 2002. MSG has pledged substantially all of its assets as collateral under the credit facility.

        In July 1997, a wholly-owned subsidiary of MSG borrowed $20,000 under promissory notes with various lending institutions which bore interest at LIBOR plus a margin and were to mature in July 2002. In September 2000, these notes were repaid with borrowings under the MSG credit facility.

  Cablevision Electronics Investments

        Cablevision Electronics Investments, Inc., a wholly-owned subsidiary of the Company, has a $130,000 revolving credit facility maturing in April 2003, as amended. Under the terms of the credit facility, the total amount of borrowings available to Cablevision Electronics Investments is subject to an availability calculation based on a percentage of eligible inventory. The total amount outstanding under the credit agreement at December 31, 2002 and 2001 was approximately $20,381 and $38,347, respectively and bore interest at 3.92% and 5.25%, respectively. As of December 31, 2002, $2,916 was restricted for certain letters of credit issued on behalf of Cablevision Electronics Investments. Undrawn funds available amounted to $4,636 on December 31, 2002 based on the level of inventory as of that date.

        Borrowings under the credit agreement are secured by Cablevision Electronics Investments' assets. The credit agreement contains various restrictive covenants with which Cablevision Electronics Investments was in compliance at December 31, 2002. See Note 20.

Senior Notes and Debentures

        The following table summarizes the Company's senior notes and debentures:

			Carrying Amount December 31,
	Face Amount	Original Issue Discount
			2002	2001
8 1/8% Senior Notes due July 2009, issued July 1999	$500,000	$2,330	$498,492	$498,259
7 1/4% Senior Notes due July 2008, issued July 1998	500,000	—	500,000	500,000
7 5/8% Senior Debentures due July 2018, issued July 1998	500,000	495	499,614	499,589
7 7/8% Senior Debentures due February 2018, issued February 1998	300,000	3,429	297,404	297,232
7 7/8% Senior Notes due December 2007, issued December 1997	500,000	525	499,738	499,685
8 1/8% Senior Debentures due August 2009, issued August 1997	400,000	1,492	399,172	399,049
7 5/8% Senior Notes due March 2011, issued March 2001	1,000,000	3,210	997,352	997,031

	$3,700,000	$11,481	$3,691,772	$3,690,845

        In March 2001, the Company issued $1,000,000 face amount of 7 5/8% senior notes due 2011. The notes were issued at a discount of $3,210. The net proceeds were used to reduce bank debt outstanding.

        The senior notes and debentures are not redeemable by the Company prior to maturity. The indentures under which the senior notes and debentures were issued contain various covenants, which are generally less restrictive than those contained in the Company's Credit Agreement, with which the Company was in compliance at December 31, 2002.

Subordinated Notes and Debentures

        The following table summarizes the Company's senior subordinated notes and debentures:

		Carrying Amount December 31,
				Redemption*
	Principal Amount
		2002	2001	Date	Price
10 1/2% Senior Subordinated Debentures due 2016, issued 1996	$250,000	$250,000	$250,000	May 15, 2006 May 15, 2007 May 15, 2008 May 15, 2009	105.250% 103.938% 102.625% 101.313%
9 7/8% Senior Subordinated Debentures due 2013, issued 1993	200,000	199,367	199,306	February 15, 2003 February 15, 2004 February 15, 2005 February 15, 2006	104.8% 103.6% 102.4% 101.2%
9 7/8% Senior Subordinated Debentures due 2023, issued 1993	150,000	149,761	149,748	**	**

	$600,000	$599,128	$599,054

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

        On November 1, 2001, the Company redeemed its $300,000 face value 9 1/4% senior subordinated notes due 2005 at a redemption price of 103.1%, plus accrued interest and its $150,000 face value 9 7/8% senior subordinated notes due 2006 at a redemption price of 104.938%, plus accrued interest. In connection with the redemption, the Company recognized a loss of $15,348.

        The indentures under which the subordinated notes and debentures were issued contain various covenants, which are generally less restrictive than those contained in the Company's Credit Agreement, with which the Company was in compliance at December 31, 2002.

Summary of Five Year Debt Maturities

        Total amounts payable by the Company and its subsidiaries under its various debt obligations outstanding as of December 31, 2002, including capital leases, during the five years subsequent to December 31, 2002 are as follows:

Years Ending December 31,
2003	$46,975
2004	169,291
2005	651,027
2006	2,618,302
2007	1,025,668

NOTE 8. PREFERRED STOCK

        The following summarizes the changes in each series of the Company's preferred stock:

	Series M Preferred		Series H Preferred
					Total Balance
	Shares	Balance	Shares	Balance
December 31, 1999	9,947,541	$994,754	4,097,570	$409,757	$1,404,511
Dividend paid in additional shares	1,153,585	115,359	244,243	24,424	139,783

December 31, 2000, 2001 and 2002	11,101,126	$1,110,113	4,341,813	$434,181	$1,544,294

        In February 1996, the Company issued 6,500,000 depositary shares, representing 65,000 shares of 11 1/8% Series L Redeemable Exchangeable Preferred Stock (the "Series L Preferred Stock"), which were subsequently exchanged for Series M Redeemable Exchangeable Preferred Stock (the "Series M Preferred Stock") in August 1996 with terms identical to the Series L Preferred Stock. The depositary shares are exchangeable, in whole but not in part, at the option of the Company, for the Company's 11 1/8% Senior Subordinated Debentures due 2008. The Company is required to redeem the Series M Preferred Stock on April 1, 2008 at a redemption price equal to the liquidation preference of $10,000 per share plus accumulated and unpaid dividends. The Series M Preferred Stock is redeemable at various redemption prices beginning at 105.563% at any time on or after April 1, 2003, at the option of the Company, with accumulated and unpaid dividends thereon to the date of redemption. Before April 1, 2001, dividends could, at the option of the Company, be paid in cash or by issuing fully paid and nonassessable shares of Series M Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends. On and after April 1, 2001, dividends must be paid in cash. The Company paid cash dividends on the Series M Preferred Stock of approximately $123,500 in each of 2002 and 2001.

        In September 1995, the Company issued 2,500,000 shares of its $.01 par value 11 3/4% Series H Redeemable Exchangeable Preferred Stock (the "Series H Preferred Stock") with an aggregate liquidation preference of $100 per share. The Company is required to redeem the Series H Preferred Stock on October 1, 2007 at a redemption price per share equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends thereon. The Series H Preferred Stock is redeemable at various redemption prices beginning at 105.875% at any time on or after October 1, 2002, at the option of the Company, with accumulated and unpaid dividends thereon to the date of redemption. Before October 1, 2000, dividends could, at the option of the Company, be paid in cash or by issuing fully paid and nonassessable shares of Series H Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends. On and after October 1, 2000, dividends must be paid in cash. The terms of the Series H Preferred Stock permit the Company, at its option, to exchange the Series H Preferred Stock for the Company's 11 3/4% Senior Subordinated Debentures due 2007 in an aggregate principal amount equal to the aggregate liquidation preference of the shares of Series H Preferred Stock. The Company paid cash dividends on the Series H Preferred Stock of approximately $51,016, $51,016 and $25,511 in 2002, 2001 and 2000, respectively.

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

        In connection with the exchange of Rainbow Media Holdings equity securities by NBC through September 30, 2002, as described in Note 2, the Company recorded a deferred tax liability of $45,000 in accordance with the purchase method of accounting. As a result of the consolidation of Rainbow

Media Holdings on June 29, 2002 for federal tax purposes, the valuation allowance and excess costs over fair value of net assets acquired were reduced by approximately $74,900. In addition, in connection with the sale of the Bravo programming service to NBC in December 2002, whereby the Company acquired NBC's remaining interest in Rainbow Media Holdings, the Company recorded a deferred tax liability of $42,300.

        Income tax expense (benefit) attributable to continuing operations consists of the following components:

	Years Ended December 31,
	2002	2001	2000
Current expense:
Federal	$—	$6,975	$7,201
State	5,360	16,951	35,234

	5,360	23,926	42,435

Deferred expense (benefit):
Federal	(94,398)	153,013	(7,026)
State	(48,776)	48,303	(1,557)

	(143,174)	201,316	(8,583)

Income tax expense (benefit)	$(137,814)	$225,242	$33,852

        The tax provision for 2002 and 2001 exclude deferred federal and state tax benefits of $11,157 and $97,034, respectively, resulting from the exercise of stock options, which were credited directly to paid-in capital.

        The income tax expense (benefit) attributable to continuing operations differs from the amount derived by applying the statutory rate principally due to the effect of the following items:

	Years Ended December 31,
	2002	2001	2000
Federal tax expense (benefit) at statutory rate	$(183,451)	$518,790	$170,560
State income taxes, net of federal benefit	(30,697)	142,716	52,525
Minority interests	16,748	69,008	(1,912)
Changes in the valuation allowance	59,218	(410,365)	(223,283)
Effect of SFAS 133 adoption	—	(120,305)	—
Nondeductible amortization	—	20,358	23,915
Other	368	5,040	12,047

Income tax expense (benefit)	$(137,814)	$225,242	$33,852

        At December 31, 2002, the Company had consolidated net operating loss carry forwards of approximately $2,491,413 expiring on various dates through 2022. The Company also has alternative minimum tax credit carry forwards of approximately $8,727 which do not expire. As a result of certain ownership changes, a portion of Rainbow Media Holdings' pre-1999 loss carry forwards may be subject to annual limitations on deductions.

        The Company's net operating loss carry forwards expire as follows:

2007	$50,790
2008	97,996
2009	137,011
2010	148,608
2011	141,699
2012	177,854
2018	108,202
2019	516,017
2020	126,043
2021	490,539
2022	496,654

$2,491,413

        The tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 2002 and 2001 are as follows:

	December 31,
	2002	2001
Deferred Asset (Liability)
Depreciation and amortization	$(223,483)	$(6,730)
Investments	(648,236)	(632,899)
Benefit plans	54,873	53,474
Allowance for doubtful accounts	23,454	13,009
Deferred gains	(394,044)	(419,354)
Benefits of tax loss carry forwards	1,057,444	902,116
Other	(46,663)	39,396

Deferred tax liability	(176,655)	(50,988)
Valuation allowance	—	(15,634)

Net deferred tax liability	$(176,655)	$(66,622)

        On a historical basis, the Company recorded a valuation allowance against certain of its deferred tax assets. At that time, it was more likely than not that a portion of these deferred tax benefits would not be realized. As a result of the transactions described in Note 2, the Company believes that its deferred tax assets will be realized. Management evaluates the realizability of deferred tax assets and the need for valuation allowances on a quarterly basis.

NOTE 10. COLLATERALIZED INDEBTEDNESS AND DERIVATIVES

        Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The statement requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized as a component of comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

        To manage interest rate risk, the Company has from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or convert fixed rate borrowings to variable rates to provide an economic hedge against the risk of higher borrowing costs in a declining interest rate environment. At December 31, 2002, the Company was a party to interest rate swap agreements to pay fixed rates of interest with a total notional value of $1,000,000 and a fair value of approximately $3,525, a net liability position. At December 31, 2001, the Company was a party to interest rate swap agreements to pay floating rates of interest with a total notional value of $980,000 and a fair value of approximately $17,319. These agreements have not been designated as hedges for accounting purposes.

        In addition, the Company has entered into prepaid interest rate swap agreements in connection with its monetization of certain of its stock holdings, discussed below. These contracts require the Company to pay a floating rate of interest in exchange for fixed rate interest payments, the net present value of which was paid to the Company at the contract's inception in a total amount of $239,270. As of December 31, 2002 and 2001, the total notional value of such contracts was $1,115,045 and the fair values of such contracts were $102,819 and $226,295, respectively, in a net liability position. These agreements have not been designated as hedges for accounting purposes.

        The increases in the fair value of the Company's swap agreements and the net realized gains as a result of net cash interest income for the years ended December 31, 2002 and 2001 aggregating approximately $115,943 and $31,376, respectively, are reflected in gain on derivative contracts in the accompanying consolidated statements of operations.

        The Company has also entered into various transactions to provide an economic hedge against equity price risk on certain of its stock holdings. The Company has monetized all of its stock holdings in Charter Communications, Adelphia Communications, AT&T, AT&T Wireless and Comcast through the execution of prepaid forward contracts, collateralized by an equivalent amount of the respective underlying stock. Such contracts set a floor and ceiling on the Company's participation in changes in the underlying stock prices, thus eliminating downside exposure to market risk while providing for upside appreciation potential to the respective ceiling price. At maturity, the contracts provide for the option to deliver cash or shares of Charter Communications, Adelphia Communications, or AT&T Wireless stock (as the case may be) with a value determined by reference to the applicable stock price at maturity. The terms of the AT&T and Comcast transactions require cash settlement in an amount determined by reference to the AT&T and Comcast stock price at maturity.

        The Company received cash proceeds of $1,549,411, in 2001, upon execution of the prepaid forward contracts. Such contracts have not been designated as hedges for accounting purposes. Therefore, the fair values of the equity forward contracts of $705,020 and $250,376 at December 31, 2002 and 2001, respectively, have been reflected in the accompanying consolidated balance sheets and the net increases in the fair values of the equity derivative component of the prepaid forward contracts of $808,094 and $250,376 as of December 31, 2002 and 2001, respectively, are included in gain on derivative contracts in the accompanying consolidated statements of operations. With the adoption of SFAS 133, the shares of Charter Communications and Adelphia Communications were reclassified from securities available-for-sale to trading securities. As a result, the Company recorded a gain on investments of $286,440 representing the accumulated unrealized gains as of January 1, 2001. For the years ended December 31, 2002 and 2001, the Company recorded a loss on investments of $865,616 and $176,673, respectively, representing the net decreases in the fair values of all investment securities pledged as collateral for the period.

        In May 2002, due to certain events relating to Adelphia Communications, the Company received early termination notices from its bank counterparties pursuant to certain monetization contracts covering 9.79 million shares of Adelphia Communications common stock. As a result, the Company was required to repay the related collateralized indebtedness prior to maturity, net of the benefit of the related prepaid equity forward contracts in a significant gain position. The Company made cash payments aggregating $54,813, representing the difference between the redemption value of the collateralized indebtedness and the fair market value of the prepaid equity forward contracts as of the early termination date, and 9.79 million shares of Adelphia Communications common stock that were held as collateral were returned to the Company. In connection with the early termination, the Company recognized a loss of $17,237, representing the difference between the carrying value and the redemption value of the collateralized indebtedness, which is reflected as a loss on the extinguishment of debt in the accompanying consolidated statement of operations.

NOTE 11. OPERATING LEASES

        The Company leases certain office, production, transmission, theater, event, and retail store facilities under terms of leases expiring at various dates through 2027. The leases generally provide for fixed annual rentals plus certain real estate taxes and other costs. Rent expense for the years ended December 31, 2002, 2001 and 2000 amounted to $88,066, $72,070 and $73,151, respectively.

        In addition, the Company rents space on utility poles for its operations. The Company's pole rental agreements are for varying terms, and management anticipates renewals as they expire. Pole rental expense for the years ended December 31, 2002, 2001 and 2000 amounted to approximately $12,515, $12,419 and $12,237, respectively.

        The minimum future annual rentals for all operating leases during the next five years, including pole rentals from January 1, 2003 through December 31, 2007, and thereafter, at rates now in force are as follows:

2003	$99,121
2004	96,497
2005	89,321
2006	86,265
2007	77,570
Thereafter	497,187

        At December 31, 2002 and 2001, approximately $31,693 and $33,237 of these commitments relating to certain of these operating leases has been accrued in connection with the restructuring plan described in Note 3.

NOTE 12. AFFILIATE AND RELATED PARTY TRANSACTIONS

Equity Method Investments

        The following table reflects the Company's effective ownership percentages and balances of the Company's equity method investments as of December 31, 2002 and 2001:

	Ownership Percentages		Investment Balances
	December 31,
	2002	2001	2002	2001
Fox Sports Net Chicago	30.0%	23.1%	$36,688	$32,369
Fox Sports Net Bay Area	30.0	23.1	11,809	7,028
Fox Sports Net New England	30.0	23.1	9,564	7,044
National Sports Partners	50.0	38.6	(18,454)	1,579
National Advertising Partners	50.0	38.6	1,429	148
R/L DBS*	100.0	38.6	—	4,140
Northcoast Communications, LLC	49.9	49.9	19,677	17,313
Princeton Video Image, Inc.	21.6	24.0	—	8,447
Metro New York, LLC	27.0	20.8	(1,479)	(1,175)
Other	—	—	492	1,817

			$59,726	$78,710

*
Operating results of R/L DBS have been consolidated with those of the Company from the date of acquisition. (See Note 2.)

        The following table includes certain unaudited financial information for equity method investments:

	December 31,
	2002	2001
	(unaudited)
Total assets	$536,842	$580,482
Total liabilities*	263,430	370,862
Long-term indebtedness	9,394	128,308

*
Includes long-term indebtedness and amounts due to the Company referred to below.

        Aggregate amounts due from and due to these affiliates at December 31, 2002 and 2001 are summarized below:

	Advances to Affiliates	Accounts Payable to Affiliates
December 31,
2002*	$177,107	$8,097
2001**	$213,472	$—

*
Advances at December 31, 2002 include $171,911 due from Northcoast Communications and Northcoast PCS.

**
Advances at December 31, 2001 include $101,145 due from R/L DBS and $110,161 due from Northcoast Communications and Northcoast PCS.

        The Company's share of the net loss of these affiliates for the years ended December 31, 2002, 2001 and 2000 amounted to $42,672, $67,996 and $16,685, respectively (including net losses of $36,029, $42,957 and $2,524, respectively, related to Northcoast Communications). The Company provides certain transmission and production services to certain of these affiliates. For the years ended December 31, 2002, 2001 and 2000, approximately $3,671, $3,686 and $3,714 respectively, of revenues were earned from services provided to these entities. Costs incurred by the Company for programming and entertainment services provided by these affiliates and included in operating expenses for the years ended December 31, 2002, 2001 and 2000 amounted to $161, $148 and $2,320, respectively.

        Rainbow Media Holdings has guaranteed certain obligations in respect of certain professional sports teams rights agreements entered into by certain of these equity method investees. The amounts guaranteed represent Rainbow Media Holdings' proportionate interest in the payment obligation based on its ownership interest in the investee.

Northcoast Communications

        In August 1996, the Company entered into an agreement with Northcoast PCS, LLC and certain of its affiliates, to form a limited liability company, Northcoast Communications, LLC, to participate in the auctions conducted by the Federal Communications Commission ("FCC") for certain licenses to conduct a personal communications service ("PCS") business. The Company holds a 49.9% interest in Northcoast Communications and certain preferential distribution rights.

        As of December 31, 2002, Northcoast Communications, a 49.9% owned unconsolidated subsidiary of the Company, had $58,236 in notes payable to the FCC for the PCS licenses acquired during 1997. In addition, a wholly-owned subsidiary of Northcoast Communications, Cleveland PCS, LLC, had $68,412 in vendor financing outstanding under a stand-alone $75,000 facility obtained in connection with the launch of commercial service in Cleveland. Additional funding for Northcoast Communications has been provided by the Company through the Restricted Group which as of December 31, 2002 totaled $229,695 (comprised of contributions directly to Northcoast Communications as well as loans to Northcoast PCS, LLC, the other member in Northcoast Communications), in addition to certain unpaid general and administrative charges from the Company amounting to approximately $5,185 at December 31, 2002.

        Vendor financing for Northcoast Communications' Cleveland operation consists of the $75,000 credit facility at Cleveland PCS, LLC. This facility has no recourse to Cablevision or to Northcoast Communications, other than pursuant to a pledge by Northcoast Communications of the stock of Cleveland PCS and a guarantee of the payment by Northcoast Communications and Cablevision of the FCC indebtedness of the Cleveland PCS subsidiary which holds the Cleveland license which, as of December 31, 2002, had an outstanding balance of $2,730. As of December 31, 2002, Cleveland PCS was in default of the terms of this credit facility and had received notice of commitment termination and acceleration from the lender. Northcoast Communications has invested $8,061 of the $229,695 invested by the Company in Northcoast Communications in Cleveland PCS at December 31, 2002.

        Under a contractual agreement, the Company provides Northcoast Communications certain management services. Pursuant to this agreement, the Company recorded management fees of $1,783, $13,584 and $371 in 2002, 2001 and 2000, respectively. Northcoast Communications is a Delaware corporation controlled by John Dolan, who is a nephew of Charles F. Dolan and a cousin of James L. Dolan, the Company's Chairman and Chief Executive Officer, respectively.

        In December 2002, Northcoast Communications entered into an agreement to sell its spectrum licenses covering 50 U.S. markets to Verizon Wireless for approximately $750,000 in cash. Of the gross proceeds, a portion will be used to retire the Northcoast Communications FCC related debt of approximately $60,000 at December 31, 2002. The balance of the proceeds will be distributed to Northcoast Communications' partners. Cablevision plans to use its share, approximately $635,000, to pay down bank debt. The transaction is expected to close in the second quarter of 2003.

        In connection with the Northcoast Communications/Verizon transaction, we entered into an agreement with Northcoast PCS providing that in the event Northcoast PCS does not receive a minimum of $49,000 of net cash proceeds upon closing of the transaction in accordance with Northcoast Communications' limited liability company agreement, we will pay Northcoast PCS an amount equal to the shortfall between $49,000 and the amount it actually receives. This shortfall amount is currently expected to be approximately $5,000. If we pay any shortfall amount to Northcoast PCS and Northcoast PCS then receives any additional cash proceeds as a result of the Northcoast Communications/Verizon transaction, Northcoast PCS has agreed to pay these additional cash proceeds to us until the shortfall amount has been repaid in full. As part of the Northcoast Communications/Verizon transaction, Northcoast Communications agreed to put $60,000 of the cash proceeds received from Verizon into an escrow account for one year to be available for any potential indemnification claims. To the extent that payments have not been made out of the escrow account to satisfy indemnification claims, amounts held in the escrow account in excess of $30,000 will be released to Northcoast Communications six months after the closing of the transaction. Northcoast Communications has the right to replace the escrow account with a letter of credit in the same amount. As a result of the agreement with Northcoast PCS referred to above, payment of indemnification claims, if any, under the Northcoast Communications/ Verizon agreement for which Northcoast Communications is responsible will be made by the Company.

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

        In December 2000, the FCC granted an extension to R/L DBS' construction permit relating to the DBS frequencies held by R/L DBS. The extension required the launch of a satellite by March 29, 2003 and commencement of service offerings by not later than December 29, 2003, with specified six month interim construction milestones, non-compliance with which would result in the forfeiture of the construction permit. R/L DBS has entered into an agreement with a satellite manufacturer for the construction of a satellite. The Company continues to evaluate the scope of its pursuit of a direct broadcast satellite business. The contract with the manufacturer permits R/L DBS to terminate the contract at its option prior to May 2003 and receive a refund of a portion of amounts paid through the date of such termination. In March 2003, R/L DBS requested an extension of the launch date of a direct broadcast satellite to August 31, 2003 due to the satellite manufacturer's need for additional time for scheduling and testing of the launch vehicle for the satellite. At December 31, 2001, the Company had outstanding advances to R/L DBS aggregating $101,145 which are included in advances to affiliates.

        In March 2002, Rainbow Media Holdings acquired Loral Space and Communications' 50% interest in R/L DBS. (See Note 2.)

At Home

        In October 1997, the Company entered into an agreement with At Home and certain of its shareholders, pursuant to which the Company agreed to enter into agreements for the distribution of the At Home service over certain of the Company's cable television systems on the same terms and conditions as At Home's founding partners, Tele-Communications, Inc., Comcast and Cox Communications, Inc. The Company received a warrant to purchase 15,751,568 shares of At Home's Series A common stock at an exercise price of $.25 per share. Additionally, in 1998 a warrant to purchase 4,711,028 shares of At Home's Series A common stock at $.25 per share was received in connection with the acquisition of certain cable television systems from TCI Communications, Inc. The At Home network distributed high-speed interactive services to residences and businesses using its own network architecture and a variety of transport options, including the cable industry's hybrid fiber coaxial infrastructure.

        The original aggregate fair market value of the warrants received of $248,134, as determined by independent appraisals, was recorded in other investments and was accounted for under the cost method. The fair market value of the warrants was recorded as deferred revenue and was being amortized to income over the period in which the Company was obligated to provide the necessary services to At Home.

        In 2001 and 2000, the Company recorded $66,872 and $60,000, respectively, of revenue relating to this transaction. In 2001 and 2000, the Company recorded an impairment loss of approximately $108,452 and $139,682, respectively, reflecting the decline in the fair value of the warrants which reduced the carrying value of the warrants to zero at December 31, 2001. In 2001, the Company recorded a gain of $25,190, representing primarily the recognition of the remaining unamortized portion of deferred revenue at December 31, 2001. (See Note 16.)

Other Affiliates and Related Parties

        During 2002, 2001 and 2000, the Company provided programming services to or incurred costs on behalf of other affiliates engaged in providing cable television, cable television programming, and related services. Aggregate amounts due from and due to these affiliates at December 31, 2002 and 2001 are summarized below:

	Advances to Affiliates	Accounts Payable to Affiliates
December 31,
2002	$1,384	$9,675
2001	$1,306	$6,988

        Fox Sports Net Ohio and Cleveland Indians Baseball Club Limited Partnership (the "Indians") are parties to a multi-year rights agreement under which Fox Sports Net Ohio pays license fees to the Indians in exchange for telecast rights to substantially all regular season Indians games. The Indians are owned by (i) Lawrence Dolan, a brother of Charles F. Dolan, the Company's chairman, (ii) a trust, the beneficiaries of which are Lawrence Dolan and certain descendants of Lawrence Dolan, and (iii) certain other trusts, the beneficiaries of which are certain descendants of Charles F. Dolan, including James L. Dolan, the Company's Chief Executive Officer, and Thomas C. Dolan and Patrick F. Dolan, officers of the Company and brothers of James L. Dolan. Management control of the Indians is held by Lawrence Dolan.

NOTE 13. BENEFIT PLANS

        The Company has a Cash Balance Retirement Plan (the "Retirement Plan") for the benefit of employees other than those of the retail electronics and theater businesses. Under the Retirement Plan, the Company will credit a certain percentage of eligible base pay into an account established for each participant which will earn a market based rate of return annually.

        Components of the net periodic pension cost for the Retirement Plan for the years ended December 31, 2002, 2001 and 2000, are as follows:

	2002	2001	2000
Service cost	$22,959	$19,151	$7,512
Interest cost	2,758	1,545	941
Expected return on plan assets	(2,287)	(1,546)	(553)
Recognized actuarial (gain) loss	326	54	108

Net periodic pension cost	$23,756	$19,204	$8,008

        The funded status and the amounts recorded on the Company's balance sheet for the Retirement Plan at December 31, 2002 and 2001, were as follows:

	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of year	$39,143	$22,138
Service cost	22,959	19,151
Interest cost	2,758	1,545
Actuarial loss (gain)	2,291	1,143
Acquisition	(145)	—
Benefits paid	(2,893)	(4,834)

Benefit obligation at end of year	64,113	39,143

Change in plan assets:
Fair value of plan assets at beginning of year	21,232	16,282
Actual return (loss) on plan assets	(3)	279
Acquisition	(78)	—
Employer contributions	24,595	9,505
Benefits paid	(2,893)	(4,834)

Fair value of plan assets at end of year	42,853	21,232

Funded status	(21,260)	(17,911)
Unrecognized transition amount	—	—
Unrecognized prior service cost	—	—
Unrecognized net actuarial loss (gain)	1,790	—

Accrued benefit cost	$(19,470)	$(17,911)

        Assumptions used in accounting for the Retirement Plan are as follows:

	2002	2001
Discount rate	7.25%	7.50%
Rate of return on plan assets	8.0%	8.0%
Rate of increase in future compensation levels	5.0%	5.0%

        The Company also maintains 401(k) savings plans, pursuant to which an employee can contribute a percentage of eligible annual compensation, as defined. The Company also makes matching cash contributions for a portion of employee contributions to the 401(k) savings plans. The cost associated with the 401(k) savings plans was approximately $13,502, $12,391 and $7,932 for the years ended December 31, 2002, 2001 and 2000, respectively.

        The Company maintains the CSSC Supplemental Benefit Plan (the "Supplemental Plan") for the benefit of certain officers and employees of the Company. As part of the Supplemental Plan, the Company established a nonqualified defined benefit pension plan, which provides that, upon attaining normal retirement age, a participant will receive a benefit equal to a specified percentage of the participant's average compensation, as defined. All participants are 100% vested in the Supplemental Plan. Net periodic pension cost was $453 and $200 for the year ended December 31, 2002 and 2001, respectively. Net periodic pension cost for the year ended December 31, 2000 was negligible. At December 31, 2002, the projected benefit obligation exceeded the fair value of Supplemental Plan assets by approximately $1,660. At December 31, 2001, the fair value of Supplemental Plan assets exceeded the projected benefit obligation by approximately $388.

        MSG sponsors several non-contributory pension plans covering certain MSG employees. Benefits payable to retirees under these plans are based upon years of service and participants' compensation and are funded through trusts established under the plans. Plan assets are invested primarily in common stocks, bonds, United States government securities and cash. At December 31, 2002 and 2001, the accrued benefit cost amounted to $13,538 and $11,932, respectively, and for the year ended December 31, 2002, 2001 and 2000, net periodic pension cost amounted to $3,245, $2,445 and $2,227, respectively.

        In addition, MSG contributes to various multiemployer defined benefit pension plans. Pension expense recognized for these multiemployer plans for the years ended December 31, 2002, 2001 and 2000 amounted to $3,052, $3,307 and $3,266, respectively.

        MSG also sponsors a welfare plan which provides certain postretirement health care benefits to certain MSG employees and their dependents. The welfare plan is insured through a managed care provider and MSG funds these benefits with premium payments. For the years ended December 31, 2002, 2001 and 2000, the periodic postretirement benefit cost amounted to $430, $169 and $187, respectively, and as of December 31, 2002 and 2001, the accrued benefit cost amounted to $6,547 and $6,290, respectively.

NOTE 14. STOCK BENEFIT AND LONG-TERM INCENTIVE PLANS

Stock Benefit Plans

        Cablevision has employee stock plans under which it is authorized to issue incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, stock grants and stock bonus awards. Stock appreciation rights provide for the employee to receive a cash payment in an amount equal to the difference between the fair market value of the stock as of the date the right is exercised, and the exercise price. Under the employee stock plans, employees of the Company have received stock awards, bonus awards, stock appreciation rights and cash payments for certain executive stock options. As a result, the Company recorded income of approximately $41,538 and $44,973 for 2002 and 2001, respectively, and expense of approximately $67,516 in 2000. These amounts reflect vesting schedules for applicable grants as well as fluctuations in the market price of the underlying Cablevision common stock.

Long-Term Incentive Plan

        Pursuant to Cablevision's Long-Term Incentive Plan, senior executives of the Company have been granted cash awards that vest over varying periods, some of which are performance based. Certain senior executives have also received performance retention awards under the plan, vesting over 7 years, aggregating $123,000. The terms of the award provided that the executive could have requested a loan from the Company in the amount of the award prior to its vesting, subject to certain limitations, provided that such loan was secured by a lien in favor of the Company on property owned by the executive. Effective July 30, 2002, such requests for advances on amounts of awards are no longer permitted. As of December 31, 2002 and 2001, $43,725 and $28,294, respectively, had been advanced in respect of this plan. In connection with the Long-Term Incentive Plan, the Company has recorded expense of $23,501, $6,344 and $16,679 for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 15. COMMITMENTS AND CONTINGENCIES

        The Company, through Rainbow Media Holdings, has entered into several contracts, including rights agreements with professional sports teams and others relating to cable television programming. In addition, Rainbow Media Holdings, through MSG, has employment agreements with players, general managers and coaches of its professional sports teams. The contracts provide for payments which are guaranteed regardless of injury or termination. Certain of these contracts are covered by disability insurance if certain conditions are met. The future cash payments reflected below do not include the impact of potential insurance recoveries or amounts which may be due to the National Basketball Association ("NBA") for luxury tax payments.

        In addition, the table below includes certain other unconditional purchase obligations pursuant to contracts entered into in the normal course of business. Future cash payments required under these contracts as of December 31, 2002 are as follows:

2003	$393,204
2004	266,700
2005	174,653
2006	161,263
2007	142,531
Thereafter	977,171

Total	$2,115,522

        At December 31, 2002, approximately $65,738 of commitments, included in the table above, relating to sports teams personnel contracts have been accrued and are reflected in the accompanying consolidated balance sheets.

        During 2001, subsidiaries of Rainbow Media Holdings secured carriage commitments with certain multiple system operators under long-term affiliation agreements, in exchange for which such subsidiaries agreed to make payments when certain launch thresholds are met conditioned upon continued carriage. These subsidiaries are contingently liable through 2003 for additional payments of up to $12,902. This commitment has been reflected in the table above.

        In addition to the above amounts, MSG may also be obligated to pay the NBA a luxury tax in each year pursuant to the NBA/NBPA collective bargaining agreement, which is in effect through June 30, 2004 and which may be extended for one year by the NBA. The ultimate calculation of any amount due would be based on a formula established by the agreement. The tax is based on the amount by which the team's salary, as defined in the agreement, exceeds a luxury tax "trigger."

NOTE 16. LEGAL MATTERS

        The Company is party to various lawsuits, some involving substantial amounts. Management does not believe that the resolution of these lawsuits will have a material adverse impact on the financial position of the Company.

        On April 25, 2001, At Home Corporation commenced a lawsuit in the Court of Chancery of the State of Delaware alleging that Cablevision had breached its obligations under certain agreements with At Home. The suit seeks a variety of remedies including: rescission of the agreements between At Home and Cablevision and cancellation of all warrants currently held by Cablevision, damages, and/or an order prohibiting Cablevision from continuing to offer its Optimum Online service and requiring it to convert its Optimum Online customers to the Optimum@Home service and to roll out the Optimum@Home service. Cablevision has filed an answer to the complaint denying the material allegations and asserting various affirmative defenses. On September 28, 2001, At Home filed a petition for reorganization in federal bankruptcy court. In connection with the liquidation of the At Home Corporation, the claims in this lawsuit, among others, were assigned to the General Unsecured Creditors Liquidation Trust. On March 18, 2003, counsel for At Home advised the Delaware court that the General Unsecured Creditors Liquidated Trust expected to decide by early May 2003 whether to prosecute the claims asseted in this lawsuit.

        On January 8, 2002, At Home terminated its At Home service to all of Cablevision's Optimum@Home subscribers. In a letter dated January 9, 2002, Cablevision advised At Home that such termination of service constituted an election by At Home to terminate the existing master distribution agreement entered into by and between Cablevision and At Home and all other related agreements.

        On April 29, 2002, Yankees Entertainment & Sports Network, LLC (the "YES Network") filed a complaint and, on September 24, 2002, an amended complaint against the Company in the United States District Court, Southern District of New York. The lawsuit arises from the failure of the YES Network and the Company to reach agreement on the carriage of programming of the YES Network (primarily New York Yankees baseball games and New Jersey Nets basketball games) on the Company's cable television systems. The amended complaint alleges a variety of anticompetitive acts and seeks declaratory judgments as to violations of laws, treble damages and injunctive relief, including an injunction requiring the Company to carry the YES Network on its cable television systems. The Company believes that the claims set forth in the complaint are without merit and intends to contest the lawsuit vigorously.

        In August 2002, purported class actions naming as defendants the Company and each of its directors were filed in the Delaware Chancery Court. The actions, which allege breach of fiduciary duties and breach of contract with respect to the exchange of the Rainbow Media Group tracking stock for Cablevision NY Group common stock, were purportedly brought on behalf of all holders of publicly traded shares of Rainbow Media Group tracking stock. The actions seek to (i) enjoin the exchange of Rainbow Media Group tracking stock for Cablevision NY Group common stock, (ii) enjoin any sales of "Rainbow Media Group assets," or, in the alternative, award rescissory damages, (iii) if the exchange is completed, rescind it or award rescissory damages, (iv) award compensatory damages, and (v) award costs and disbursements. The actions were consolidated into one action on September 17, 2002, and on October 3, 2002, the Company filed a motion to dismiss the consolidated action. The action is currently stayed by agreement of the parties pending resolution of a related action brought by one of the plaintiffs to compel the inspection of certain books and records of the Company. The Company believes the claims are without merit and intends to contest the lawsuits vigorously.

NOTE 17. DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and Cash Equivalents, Accounts Receivable Trade, Notes and Other Receivables, Prepaid Expenses and Other Assets, Advances to Affiliates, Accounts Payable, Accounts Payable-Affiliates, and Accrued Liabilities

        The carrying amount approximates fair value due to the short maturity of these instruments.

Derivative Contracts and Liabilities Under Derivative Contracts

        Derivative contracts are carried at fair value based on dealer quotes.

Investments Securities Available-for-Sale, Investments Securities, Investment Securities Pledged as Collateral

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

Interest Rate Swap Agreements

        Interest rate swap agreements are carried at fair value based on dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate agreements, taking into consideration current interest rates and the current creditworthiness of the counterparties.

        The fair value of the Company's financial instruments are summarized as follows:

	December 31, 2002
	Carrying Amount	Estimated Fair Value
Long-term debt instruments:
Bank debt	$2,106,149	$2,106,149
Collateralized indebtedness	1,234,106	1,339,298
Senior notes and debentures	3,691,772	3,472,321
Subordinated notes and debentures	599,128	587,400
Redeemable exchangeable preferred stock of CSC Holdings	1,544,294	1,475,762

	$9,175,449	$8,980,930

	December 31, 2001
	Carrying Amount	Estimated Fair Value
Long-term debt instruments:
Bank debt	$1,045,041	$1,045,041
Collateralized indebtedness	1,572,372	1,583,452
Senior notes and debentures	3,690,845	3,703,029
Subordinated notes and debentures	599,054	649,412
Redeemable exchangeable preferred stock	1,544,294	1,649,014

	$8,451,606	$8,629,948

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

        The Company's reportable segments are strategic business units that are managed separately. The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted EBITDA (defined as operating income (loss) before depreciation and amortization, stock plan and long-term incentive plan income or expense, restructuring charges, and the costs of year 2000 remediation). The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Information as to the operations of the Company's business segments is set forth below.

	Years Ended December 31,
	2002	2001	2000
Revenues
Telecommunications Services	$2,419,506	$2,275,525	$2,328,194
Rainbow	653,378	554,579	491,783
Madison Square Garden	789,677	841,912	876,397
Retail Electronics	292,969	369,995	386,673
All Other	—	200	1,045
Eliminations	(152,123)	(162,828)	(159,597)

	$4,003,407	$3,879,383	$3,924,495

	Years Ended December 31,
	2002	2001	2000
Adjusted EBITDA (Unaudited)
Telecommunications Services	$967,343	$896,838	$931,081
Rainbow	84,088	22,003	48,060
Madison Square Garden	115,880	82,579	171,483
Retail Electronics	(83,264)	(65,087)	(55,605)
All Other	(43,714)	(72,321)	(58,633)

	$1,040,333	$864,012	$1,036,386

	December 31,
	2002	2001
Assets
Telecommunications Services	$4,631,290	$4,201,116
Rainbow	1,832,505	1,376,013
Madison Square Garden	1,797,137	1,824,150
Retail Electronics	73,632	227,925
Corporate, other and intersegment eliminations	2,153,689	2,590,912

	$10,488,253	$10,220,116

        A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:

	Years Ended December 31,
	2002	2001	2000
Revenues
Total revenue for reportable segments	$4,155,530	$4,042,011	$4,083,047
Other revenue and intersegment eliminations	(152,123)	(162,628)	(158,552)

Total consolidated revenue	$4,003,407	$3,879,383	$3,924,495

Adjusted EBITDA to income (loss) from continuing operations before income taxes and dividend requirements (unaudited)
Total adjusted EBITDA for reportable segments	$1,084,047	$936,333	$1,095,019
Other adjusted EBITDA	(43,714)	(72,321)	(58,633)
Items excluded from adjusted EBITDA
Depreciation and amortization	(911,042)	(1,011,566)	(941,657)
Stock plan income (expense)	41,538	44,973	(67,516)
Long-term incentive plan expense	(23,501)	(6,344)	(16,679)
Restructuring charges	(79,336)	(52,942)	—
Year 2000 remediation	—	—	(3,419)
Interest expense	(509,552)	(540,554)	(563,925)
Interest income	22,439	17,521	6,636
Equity in net loss of affiliates	(42,672)	(67,996)	(16,685)
Gain on sale of cable assets and programming interests, net	—	2,175,927	1,209,865
Impairment charges on At Home investment	—	(108,452)	(139,682)
Gain (loss) on investments, net	(891,438)	109,355	(6,747)
Write-off of deferred financing costs	(6,931)	(18,770)	(5,209)
Gain on derivative contracts, net	924,037	281,752	—
Loss on extinguishment of debt	(17,237)	(15,348)	—
Gain on termination of At Home agreement	—	25,190	—
Minority interests	(47,849)	(197,167)	5,466
Miscellaneous, net	(22,936)	(17,333)	(9,520)

Income (loss) from continuing operations before income taxes and dividend requirements	$(524,147)	$1,482,258	$487,314

        Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States.

        The Company does not have a single external customer which represents 10 percent or more of its consolidated revenues.

NOTE 19. INTERIM FINANCIAL INFORMATION (Unaudited)

        The following is a summary of selected quarterly financial data for the years ended December 31, 2002 and 2001.

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002	Total 2002
2002:
Revenues, net	$986,658	$949,427	$915,812	$1,151,510	$4,003,407
Operating expenses	971,751	863,130	952,181	1,148,353	3,935,415

Operating income (loss)	$14,907	$86,297	$(36,369)	$3,157	$67,992

Net income (loss) applicable to common shareholder	$(249,630)	$(98,153)	$(79,522)	$517,417	$90,112

	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001	Total 2001
2001:
Revenues, net	$929,931	$940,205	$884,299	$1,124,948	$3,879,383
Operating expenses	987,538	900,153	934,004	1,219,555	4,041,250

Operating income (loss)	$(57,607)	$40,052	$(49,705)	$(94,607)	$(161,867)

Net income (loss) applicable to common shareholder	$1,127,875	$238,490	$(77,063)	$(281,569)	$1,007,733

NOTE 20. SUBSEQUENT EVENTS

        In January 2003, the Company monetized the value of the General Electric common stock received in connection with the sale of the Bravo programming service through the execution of prepaid forward contracts, collateralized by an equivalent amount of the underlying General Electric stock. These contracts set a floor and ceiling on the Company's participation in the changes in the underlying stock price and at maturity are expected to offset negative changes in the fair value of the General Electric stock, while allowing for upside appreciation potential to the ceiling price. At maturity, the contracts provide for the option to deliver cash or shares of General Electric stock, with a value determined by reference to the stock price at maturity. The cash proceeds of $314,000 were used to repay outstanding borrowings under the Restricted Group credit facility.

        In January 2003, the Company offered employees the right to exchange stock options and stock appreciation rights outstanding under the Cablevision Employee Stock Plan, which have an exercise price of more than $20.00, for restricted shares. Employees who accepted the offer received one restricted share for every two common shares issuable upon exercise of his or her options and one restricted share for every three common shares subject to his or her stock appreciation rights. The Company will recognize compensation expense, over the four year vesting period, equal to the excess of the restricted shares' value on the grant date over the par value amount paid for the shares of $.01 per share. Pursuant to the offer, a total of 8,615,241 options and 6,132,146 stock appreciation rights were exchanged for a total of 6,351,847 shares of restricted stock. Accordingly, $111,348 will be expensed ratably over the period March 10, 2003 to March 9, 2007. Options not exchanged pursuant to the offer will be subject to variable accounting.

        In January 2003, Fox Sports Networks, LLC exercised its put option relating to its interests in Fox Sports Net Chicago and Fox Sports Net Bay Area that Fox Sports Networks held outside of Regional Programming Partners, a 60% owned subsidiary of Rainbow Media Holdings, which holds a 50% interest in each of these businesses. In March 2003, Rainbow Media Holdings and Fox Sports Networks

agreed on a $110,000 purchase price for Fox Sports Networks' 50% interest in Fox Sports Net Bay Area and a $40,000 purchase price for the 50% interest in Fox Sports Net Chicago, payable in each case in the form of three-year promissory notes of Regional Programming Partners, bearing interest at Prime plus 1% and secured by the interests being purchased. The transaction is expected to close in the second quarter of 2003 following receipt of customary regulatory approval.

        In February 2003, Quadrangle Capital Partners LP, a private investment firm invested $75,000 in the Company, in the form of 10% Series A Exchangeable Participating preferred stock convertible into Cablevision NY Group Class A common stock.

        In March 2003, the Company transferred the stock of its subsidiary, Cablevision Electronics Investments to GBO Electronics Acquisition, LLC. The Company expects to record a loss in connection with this transaction.

        In March 2003, Rainbow Media Holdings entered into a $300,000 credit facility consisting of a $160,000 revolver and a $140,000 term loan, maturing on March 31, 2008 and March 31, 2009, respectively. (In certain limited circumstances the maturity date may be accelerated to November 1, 2005). The facility is secured by the stock of Rainbow Media Holdings, certain equity interests owned by Rainbow Media Holdings, and the assets of Rainbow Media Holdings and certain of its subsidiaries. The facility requires commitment reductions beginning in June of 2005. The facility contains certain covenants that may limit Rainbow Media Holdings' ability to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of financial ratios and restricting the permitted use of borrowed funds.

        In March 2003, AMC, The Independent Film Channel and WE: Women's Entertainment, subsidiaries of Rainbow Media Holdings, entered into a $75,000 credit facility consisting of a $40,000 revolver and a $35,000 term loan, secured by all of the assets of the borrowers. The revolver and term loan mature on March 31, 2008 and March 31, 2009, respectively. (In certain limited circumstances the maturity date may be accelerated to November 1, 2005). The facility requires commitment reductions beginning in June of 2005. The facility contains certain covenants that may limit AMC, The Independent Film Channel and WE's ability to utilize all of the undrawn funds available thereunder, including covenants requiring the maintenance of financial ratios and restricting the permitted use of borrowed funds.

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrants' Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART III
  Item 14. Controls and Procedures.
PART IV
  Item 15. Exhibits, Financial Statements, Financial Statement Schedule, and Reports on Form 8-K.
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS (Dollars in thousands)
SIGNATURES
POWER OF ATTORNEY
Index to Exhibits
INDEX TO FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2002 and 2001 (Dollars in thousands)
CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2002 and 2001 (Dollars in thousands, except per share amounts)
CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS December 31, 2002 and 2001 (Dollars in thousands, except per share amounts)
CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31, 2002, 2001 and 2000 (Dollars in thousands)
CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share amounts)
CSC HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2002 and 2001 (Dollars in thousands)
CSC HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2002 and 2001 (Dollars in thousands)
CSC HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Years ended December 31, 2002, 2001 and 2000 (Dollars in thousands, except per share amounts)
CSC HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIENCY Years ended December 31, 2002, 2001 and 2000 (Dollars in thousands)
CSC HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31, 2002, 2001 and 2000 (Dollars in thousands)
CSC HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share amounts)