Form 10-K/A
period 2002-12-31
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS INC
filed 2003-04-30
CIK 1053112, 784681

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from to

(Registrant’s address and telephone number)

CABLEVISION SYSTEMS CORPORATION

1-14764 (Commission File Number)	Delaware (State of Incorporation) 1111 Stewart Avenue Bethpage, NY 11714 (516) 803-2300	11-3415180 (IRS Employer Identification No.)

CSC HOLDINGS, INC.

1-9046 (Commission File Number)	Delaware (State of Incorporation) 1111 Stewart Avenue Bethpage, NY 11714 (516) 803-2300	11-2776686 (IRS Employer Identification No.)

Securities registered pursuant to Section 12(b) of the act:

Title of Each Class	Name of Each Exchange on which Registered

Cablevision Systems Corporation Cablevision NY Group Class A Common Stock CSC Holdings, Inc.	New York Stock Exchange None

Securities registered pursuant to Section 12(g) of the act:

Cablevision Systems Corporation	None
CSC Holdings, Inc.	None

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Cablevision Systems Corporation	Yes ☑	No ☐
CSC Holdings, Inc.	Yes ☑	No ☐

     Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12 b-2).

Cablevision Systems Corporation	Yes ☑	No ☐
CSC Holdings, Inc.	Yes ☑	No ☐

     Aggregate market value of voting stock held by nonaffiliates of Cablevision Systems Corporation based on the closing price at which such stock was sold on the New York Stock Exchange on June 28, 2002: $1,855,738,564.

     Number of shares of common stock outstanding as of March 14, 2003:

Cablevision NY Group Class A Common Stock	212,988,993
Cablevision NY Group Class B Common Stock	67,242,427
CSC Holdings, Inc, Common Stock	5,000,000

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT TO APPLICATION OR REPORT
FILED PURSUANT TO SECTION 12, 13, OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

CABLEVISION SYSTEMS CORPORATION
CSC HOLDINGS, INC.

AMENDMENT NO. 1

     The undersigned registrants hereby amend the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2002 as set forth in the pages attached hereto:

Item 10.	—	Directors and Executive Officers of the Registrant.

Item 11.	—	Executive Compensation.

Item 12.	—	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	—	Certain Relationships and Related Transactions.

Item 10.—Directors Executive Officers of the Registrant

     The Board has nominated the director candidates named below. Of the fourteen nominees for director, eight are to be elected by the Class B stockholders and six are to be elected by the Class A stockholders.

     All Cablevision directors are elected for one-year terms.

     Personal information on each of our nominees is given below. All our nominees currently serve as Cablevision directors.

     Each current director was elected by the stockholders at the last annual meeting, except John R. Ryan and Thomas V. Reifenheiser, who were each elected by the Board in December 2002, and Steven Rattner, who was elected by the Board in March 2003.

     The Board met ten times last year.

     If a director nominee becomes unavailable before the election, your proxy authorizes us to vote for a replacement nominee if the Board names one.

DIRECTORS TO BE ELECTED BY CLASS A STOCKHOLDERS

CHARLES D. FERRIS, 70, Director since 1985. Member of the law firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. since 1981. Chairman of the Federal Communications Commission from October 1977 until April 1981.

RICHARD H. HOCHMAN, 57, Director since 1986. Chairman of Regent Capital Management Corp. since April 1995. Managing Director of PaineWebber Incorporated from March 1990 to April 1995. Mr. Hochman is also a director of R.A.B. Enterprises, Inc.

VICTOR ORISTANO, 86, Director since 1985. Founder and Chairman of Alda Limited Partners, a holding company which has built and operated cable television systems in Connecticut, Florida, New Jersey, Pennsylvania and England since 1966. Mr. Oristano was also the founder of the nation’s largest holder of wireless TV frequencies, a company controlled by Alda.

VINCENT TESE, 60, Director since 1996. Chairman of Wireless Cable International, Inc. since July 1995. Chairman of Cross Country Wireless from December 1994 to July 1995. Mr. Tese served as Chairman and Chief Executive Officer of the New York State Urban Development Corporation from 1985 to 1987, and as Director of Economic Development for New York State from 1987 to December 1994. Mr. Tese is also a director of Bear Stearns & Co., Inc., Custodial Trust Co., Bowne and Company, Inc., Lynch Interactive, Mack-Cali Realty Corp. and National Wireless Holdings, Inc.

THOMAS V. REIFENHEISER, 67, Director since 2002. Mr. Reifenheiser retired as a Managing Director of JP Morgan Chase, overseeing the Global Media and Telecommunications Division, in September 2000 after 38 years with JP Morgan Chase and its predecessors. Mr. Reifenheiser is also a director of Lamar Advertising Company, Mediacom Communications Corporation and F&W Publications Inc.

VICE ADMIRAL JOHN R. RYAN USN (RET.), 57, Director since 2002. President of the State University of New York Maritime College since June 2002. Superintendent of the United States Naval Academy from June 1998 to June 2002. Vice Admiral Ryan’s military career included positions as Commander of the Maritime Surveillance and Reconnaissance Force, US Sixth Fleet/ Commander, Fleet

Air Mediterranean/Commander, Maritime Air Forces, Mediterranean until his retirement from the U.S. Navy in July 2002.

DIRECTORS TO BE ELECTED BY CLASS B STOCKHOLDERS

CHARLES F. DOLAN, 76, Director since 1985. Chairman of the Company since 1985. Chief Executive Officer of the Company from 1985 to October 1995. Founded and acted as the General Partner of the Company’s predecessor from 1973 until 1985. Established Manhattan Cable Television in 1961 and Home Box Office in 1971. Charles F. Dolan is the father of James L. Dolan, Patrick F. Dolan and Thomas C. Dolan.

JAMES L. DOLAN, 47, Director since 1991. President of the Company since June 1998 and Chief Executive Officer of the Company since October 1995. Chairman of Madison Square Garden, a subsidiary of the Company, since October 1999. Chief Executive Officer of Rainbow Media Holdings, Inc., a subsidiary of the Company, from September 1992 to October 1995. Vice President of the Company from 1987 to September 1992. James L. Dolan is the son of Charles F. Dolan and the brother of Patrick F. Dolan and Thomas C. Dolan.

WILLIAM J. BELL, 63, Director since 1985. Vice Chairman of the Company since 1985. Joined the Company’s predecessor in 1979.

SHEILA A. MAHONY, 61, Director since 1988. Executive Vice President, Communications, Government and Public Affairs of the Company since April 1999. Senior Vice President, Communications and Public Affairs of the Company from June 1995 to April 1999. Vice President of Government Relations and Public Affairs of the Company and the Company’s predecessor from 1980 to June 1995.

THOMAS C. DOLAN, 50, Director since 1998. Executive Vice President and Chief Information Officer of the Company since October 2001. Senior Vice President and Chief Information Officer of the Company from February 1996 to October 2001. Vice President and Chief Information Officer of the Company from July 1994 to February 1996. General Manager of the Company’s East End Long Island cable system from November 1991 to July 1994. System Manager of the Company’s East End Long Island cable system from August 1987 to October 1991. Thomas C. Dolan is the son of Charles F. Dolan and brother of Patrick F. Dolan and James L. Dolan.

PATRICK F. DOLAN, 51, Director since 1991. President of News 12 Networks of the Company since February 2002. Vice President of News from September 1995 to February 2002. News Director of News 12 Long Island, a subsidiary of the Company, from December 1991 to September 1995. Patrick F. Dolan is the son of Charles F. Dolan and the brother of James L. Dolan and Thomas C. Dolan.

JOHN TATTA, 83, Director since 1985. Consultant to the Company since January 1992. President of the Company from 1985 to December 1991. Chief Operating Officer of the Company from 1985 to 1989 and of the Company’s predecessor from 1973 to 1985. Executive Vice President and director of operations of Manhattan Cable Television during the 1960s and early 1970s.

STEVEN RATTNER, 50, Director since March 2003. Founder and Managing Principal of Quadrangle Group LLC since March 2000. Deputy Chairman and Deputy Chief Executive Officer of Lazard Freres & Co. from 1989 to March 2003. Mr. Rattner serves on the Board of Directors of Pathfire, Inc. and Publishing Group of America.

DIRECTOR COMPENSATION

     Cablevision employees receive no extra pay for serving as directors. Non-employee directors receive a base fee of $30,000 per year; $1,000 per Board and committee meeting attended in person, and $500 per Board and committee meeting attended by telephone. Non-employee directors also receive $2,500 annually per committee membership and $5,000 annually per committee chairmanship.

     We also pay a portion of director compensation in stock options. Each non-employee director receives options to purchase 30,000 shares of Cablevision NY Group Class A common stock when first elected to the Board and, if the director remains in office, options to purchase an additional 8,200 shares of Cablevision NY Group Class A common stock each following year. The exercise price for these options is the closing price of the stock on the date of the grant, and they are all vested when granted.

BOARD COMMITTEES

     The Board has three permanent committees: the Audit Committee, the Compensation Committee and the Executive Committee. The Board does not have a Nominating Committee.

     The Audit Committee is responsible for assisting the Board of Directors in its oversight of the Company’s accounting and financial reporting principles and policies and internal audit controls and procedures, in its oversight of the Company’s financial statements and the independent audit of those statements, and in its selection, evaluation and retention of outside auditors.

     Committee members: Messrs. Oristano (Chairman), Hochman and Tese.

     Meetings last year: fifteen

     The Compensation Committee represents the Board in discharging its responsibilities with respect to the Company’s employee stock plans and, in doing so, administers such plans with regard to, among other things, the determination of eligibility of employees, the granting of stock, stock options, stock appreciation rights, restricted stock and the termination of such plans. This committee also determines the appropriate levels of compensation, including salaries, bonuses, stock grants, stock options and stock appreciation rights and retirement benefits for members of the Company’s senior management, subject to the approval of the Board of Directors. A subcommittee of the Compensation Committee has exclusive authority and responsibility for, and with respect to, all annual bonus determinations for each named executive officer and any grants or awards under the Company’s Employee Stock Plan or Long-Term Incentive Plan to any executive officer of the Company, and to the Company’s other most senior employees.

     Committee members: Messrs. Hochman (Chairman), Oristano and Tatta.

     Meetings last year: one.

     Subcommittee members: Messrs. Hochman and Oristano

     Meetings last year: four.

     The Executive Committee has broad power to act on behalf of the Board. In practice, the committee only meets when it is impractical to call a meeting of the full Board.

     Committee members: Messrs. James Dolan (Chairman), Bell, Lemle, Hochman and Tatta.

     Meetings last year: three.

OTHER COMMITTEES

     In addition to standing committees, the Board of Directors from time-to-time convenes a Special Committee, in accordance with the Company’s by-laws, to consider any proposed investment in, or advance to, Charles Dolan, members of his family, trusts for the benefit of his family members, or companies (other than the Company) owned or controlled by any of them.

OUR EXECUTIVE OFFICERS

Our executive officers are:

Charles. F. Dolan	Chairman
James L. Dolan	Chief Executive Officer and President
William J. Bell	Vice Chairman
Hank J. Ratner	Vice Chairman
Robert S. Lemle	Vice Chairman and Secretary
Andrew B. Rosengard	Executive Vice President, Finance
Sheila A. Mahony	Executive Vice President, Communications, Government and Public Affairs
Margaret Albergo	Executive Vice President, Planning and Operations
Thomas C. Dolan	Executive Vice President and Chief Information Officer

Biographies of Messrs. Charles Dolan, James Dolan, Bell, Ms. Mahony and Thomas Dolan are set forth above. Biographies for Mr. Ratner, Mr. Lemle, Mr. Rosengard and Ms. Albergo are below.

HANK J. RATNER, 44, Vice Chairman of the Company since December 2002. Vice Chairman of Rainbow Media Holdings, Inc., a subsidiary of the Company, since June 2002. Director of Rainbow Media Holdings, Inc., since April 1997. Chief Operating Officer of Rainbow Media Holdings, Inc. from October 1999 to June 2002. Chief Operating Officer and Secretary of Rainbow Media Holdings, Inc. from October 1998 to October 1999. Executive Vice President Legal & Business Affairs & Secretary of Rainbow Media Holdings, Inc. from March 1994 to October 1998.

ROBERT S. LEMLE, 50, Director since 1988. Vice Chairman and Secretary of the Company since December 2002. Vice Chairman, General Counsel and Secretary of the Company from February 2001 to December 2002. Vice Chairman of Madison Square Garden, a subsidiary of the Company, from October 1999 to December 2002. Executive Vice President, General Counsel and Secretary of the Company from February 1994 to February 2001. Senior Vice President, General Counsel and Secretary of the Company from 1986 to February 1994. Joined the Company’s predecessor in 1982.

ANDREW B. ROSENGARD, 45, Executive Vice President, Finance of the Company since June 2001, Executive Vice President, Finance and Controller of the Company from April 1999 to June 2001. Executive Vice President, Financial Planning and Controller of the Company from November 1997 to April 1999. Senior Vice President and Controller of the Company from February 1996 to November 1997. Senior Vice President, Finance for Rainbow Media Holdings, Inc., a subsidiary of the Company, from 1990 to February 1996.

MARGARET ALBERGO, 49, Executive Vice President, Planning and Operations of the Company since April 1999. Senior Vice President, Planning and Performance of the Company from October 1996 to April 1999. Senior Vice President, Operations of Rainbow Media Holdings, Inc., a subsidiary of the Company, from August 1995 to October 1996. Vice President, Corporate Development of Rainbow Media Holdings, Inc. from 1993 to August 1995. Director of Operations and Administration of News 12 Long Island from 1991 to 1993.

Item 11. — Executive Compensation

Executive Compensation Tables

     These tables show the compensation of the Company’s Chief Executive Officer and the four other most highly paid executives. The stock option information in the tables includes options for Cablevision NY Group Class A common stock outstanding and stock appreciation rights as of December 31, 2002 and gives effect to adjustments to those options as a result of the exchange of Rainbow Media Group Class A tracking stock in August 2002. The stock option information in the tables does not give effect to the exchange of options and stock appreciation rights for restricted stock pursuant to the exchange offer made to employees in January 2003.

Summary Compensation Table

				Long Term
				Compensation Awards
		Annual Compensation
Name/				Securities Underlying	All Other
Principal Position	Year	Salary($)	Bonus($)	Options/SARs(#)	Compensation($)(1)

Charles F. Dolan	2002	1,600,000	—	—	576,810
Chairman & Director	2001	1,600,000	—	—	742,241
	2000	950,000	2,000,000	—	345,743
James L. Dolan	2002	1,600,000	—	430,356	341,334
President, Chief Executive	2001	1,600,000	—	—	5,508,288
Officer & Director	2000	975,000	2,000,000	—	190,201
William J. Bell	2002	1,000,000	—	430,356	371,426
Vice Chairman & Director	2001	1,000,000	1,875,000	—	3,158,701
	2000	840,000	1,500,000	—	133,244
Robert S. Lemle	2002	1,000,000	—	430,356	9,916,997
Vice Chairman and Secretary & Director	2001	1,000,000	1,875,000	—	2,417,934
	2000	725,000	1,200,000	207,410 (2)	70,168
Andrew B. Rosengard	2002	900,000	—	349,628	1,142,319
Executive Vice President, Finance	2001	900,000	1,250,000	—	1,536,559
	2000	675,000	1,000,000	—	1,364,346

(1)	For 2002, represents the sum of (i) for each individual, the following amounts contributed by the Company on behalf of such individual under the Company’s Cash Balance Pension Plan, Mr. Charles Dolan $18,000, Mr. James Dolan $12,000, Mr. Bell $18,000, Mr. Lemle $12,000 and Mr. Rosengard $10,000, (ii) for each individual, the following amounts contributed by the Company on behalf of such individual under the Company’s Excess Cash Balance Pension Plan, Mr. Charles Dolan $126,000, Mr. James Dolan $84,000, Mr. Bell $72,000, Mr. Lemle $48,000 and Mr. Rosengard $35,000, (iii) for each individual, $40,000 credited to such individual (other than Mr. James Dolan and Mr. Rosengard) on the books of the Company pursuant to the defined contribution portion of the Company’s Supplemental Benefit Plan, (iv) for each individual, the following amounts contributed by the Company on behalf of such individual as a matching contribution under the Company’s 401(k) Plan: Mr. Charles Dolan $2,400, Mr. James Dolan $5,000, Mr. Bell $6,000, Mr. Lemle $5,000 and Mr. Rosengard $5,500, (v) for each individual, the following amounts contributed by the Company on behalf of such individual as a matching contribution under the Company’s Excess Savings Plan: Mr. Charles Dolan $45,800, Mr. Bell $24,000 and Mr. Rosengard $21,500, (vi) for each individual, the following amounts paid as a premium on individual life insurance policies purchased by the Company for the executive officer to replace coverage under the integrated policy previously provided by the Company: Mr. Charles Dolan $130,276, Mr. James Dolan $37,705, Mr. Bell $82,037, Mr. Lemle $20,268 and Mr. Rosengard $9,305, (vii) for Mr. Charles Dolan, Mr. James Dolan, and Mr. Lemle: $214,334, $69,452 and $6,777, respectively, representing the value of personal use of the Company’s aircraft, determined in accordance with the

Standard Industry Fare Level as promulgated by the Internal Revenue Service, (viii) for Mr. Lemle and Mr. Rosengard, $3,000,000 and $676,743, respectively, representing the payout of Long-Term Incentive Plan awards, (ix) for Mr. James Dolan, Mr. Bell and Mr. Rosengard, $102,045, $123,764 and $123,618, respectively, of imputed interest on the interest free loans they received, which loans are secured by real property owned and personally used by each of the executives, for the $3,000,000 awards they were granted in 2000 under the Long-Term Incentive Plan, (x) for Mr. James Dolan, Mr. Bell and Mr. Rosengard, $31,132, $5,625 and $33,873, respectively, of costs incurred by the Company in securing the interest free loans made pursuant to the Long-Term Incentive Plan, (xi) in the case of Mr. Rosengard, amounts allocated in respect of a deferred compensation plan, including an initial amount of $500,000 in 1997 plus an annual amount equal to 20% of base salary, together with attributable interest thereon, aggregating $196,583, $254,230 and $226,780 in 2000, 2001 and 2002, respectively, and (xii) for Mr. Lemle, $6,784,952 representing payments made pursuant to his December 2002 agreements with the Company.

(2)	Includes options for 103,705 shares and stock appreciation rights (SARs) for 103,705 shares of Cablevision NY Group Class A common stock, respectively, after giving affect to the adjustments to those options and SARs as a result of the distribution of Rainbow Media Group Class A tracking stock as of March 29, 2001 and the subsequent exchange of Rainbow Media Group Class A tracking stock for shares of Cablevision NY Group Class A common stock on August 20, 2002.

Option/SAR Grants in Last Fiscal Year

	Individual Grants

		% of Total			Potential Realizable Value at
		Options/SARs	Exercise		Assumed Annual Rates of
		Granted to	or Base		Stock Price Appreciation
		Employees in	Price		for Option/SAR Terms(2)
	Option/SARs	Fiscal Year	($/Share)	Expiration
Name	Granted(#)(1)	2002	(3)	Date	5%($)	10%($)

James L. Dolan	241,000	2.5%	36.00	2/15/12	5,456,290	13,827,310
	189,356	2.0%	20.87	2/15/12	7,152,015	13,729,205
William J. Bell	241,000	2.5%	36.00	2/15/12	5,456,290	13,827,310
	189,356	2.0%	20.87	2/15/12	7,152,015	13,729,205
Robert S. Lemle	241,000	2.5%	36.00	2/15/12	5,456,290	13,827,310
	189,356	2.0%	20.87	2/15/12	7,152,015	13,729,205
Andrew B. Rosengard	196,000	2.0%	36.00	2/15/12	4,437,480	11,245,447
	153,628	1.6%	20.87	2/15/12	5,802,561	11,138,756

(1)	Options and stock appreciation rights (SARs) granted on February 14, 2002 under the Employee Stock Plan. Such options and SARs become exercisable in annual installments of 33.33% per year, beginning on December 31, 2002 and on each of the first two anniversaries of that date. Mr. Lemle’s options and SARs vested on December 31, 2002 pursuant to his December 2002 agreements with the Company. Vesting of options and SARs may be accelerated upon a change of control of the Company (see “Employee Contracts and Severance and Change-In-Control Arrangements” below).

(2)	The dollar amounts under these columns are the result of calculations at 5% and 10% rates set by the Securities and Exchange Commission, and therefore are not intended to forecast possible future appreciation of the Company’s stock price. In all cases the appreciation is calculated from the award date to the end of the option term.

(3)	Options granted with an exercise price of $20.87 represent the exchange of options to purchase shares of Rainbow Media Group Class A tracking stock at the conversion ratio of 1.19093 for options to purchase shares of Cablevision NY Group Class A common stock.

Aggregated Option/SAR Exercises in Last Fiscal Year and
Fiscal Year-End Option/SAR Values

					Value of
			Number of Securities		Unexercised In-the-Money
			Underlying Unexercised		Options/SARs at
	Shares		Options/SARs at 12/31/02(#)		12/31/02($)
	Acquired on	Value
Name	Exercise(#)(1)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Charles F. Dolan	—	—	—	—	—	—
James L. Dolan	164,105	1,785,667	850,470	286,902	1,652,742	—
William J. Bell	—	—	462,547	286,902	—	—
Robert S. Lemle	—	—	1,080,666	—	2,498,797	—
Andrew B. Rosengard	—	—	355,863	233,084	—	—

(1)	Exercise of stock appreciation rights granted under the Company’s 1985 Stock Plan and Employee Stock Plan.

Defined Benefit Pension Plan

     The Company’s Nonqualified Supplemental Benefit Plan (“Supplemental Plan”) provides actuarially-determined pension benefits, among other types of benefits, for nine employees of the Company or its subsidiaries who were previously employed by CSSC, L.L.C,. successor to Cablevision Systems Services Corporation (“CSSC”). CSSC, which is wholly owned by Charles Dolan and Helen Dolan, provided management services to Cablevision Company (the Company’s predecessor) and to certain affiliates of the Company. The Supplemental Plan is designed to provide these employees, in combination with certain qualified benefit plans maintained by the Company and certain qualified retirement plans formerly maintained by CSSC, with the same retirement benefit formulae they would have enjoyed had they remained employees of CSSC and continued to participate in the former CSSC qualified plans. The Supplemental Plan provides that the Company may set aside assets for the purpose of paying benefits under the Supplemental Plan, but that any such assets remain subject to the claims of creditors of the Company.

     The defined benefit feature of the Supplemental Plan provides that, upon attaining normal retirement age (the later of age 65 or the completion of five years of service), a participant will receive an annual benefit equal to the lesser of 75% of his or her average compensation (not including bonuses and overtime) for his or her three most highly compensated years and the maximum benefit permitted by the Internal Revenue Code (the maximum in 2002 is $160,000 for employees who retire at age 65), reduced by the amount of any benefits paid to such individual pursuant to the qualified defined benefit plan formerly maintained by CSSC. This benefit will be reduced proportionately if the participant retires or otherwise terminates employment before reaching normal retirement age.

     The following sets forth the estimated annual benefits payable upon normal retirement under the defined benefit portion of the Supplemental Plan (reduced by any retirement benefits paid in connection with the termination of the CSSC Defined Benefit Pension Plan) to the following persons: Mr. Charles Dolan, $303,611; Mr. James Dolan, $0; Mr. Bell, $122,976; Mr. Lemle, $141,172 and Mr. Rosengard, $0.

Employment Contracts and Severance and Change-in-Control Arrangements

     Charles Dolan has an employment agreement with the Company, which expired in January 2003, and was automatically renewed until January 2004. The employment agreement will automatically renew for successive one-year terms unless terminated by either party at least three months prior to the end of the then existing term. The agreement provides for annual compensation of not less than $400,000 per year to Mr. Dolan. The agreement also provides for payment to Mr. Dolan’s estate in the event of his death during the term of such agreement, of an amount equal to the greater of one year’s base salary or one-half of the compensation that would have been payable to Mr. Dolan during the remaining term of such agreement.

     Under the applicable award agreements, vesting of the bonus award shares, restricted shares, stock options and stock appreciation rights granted to employees, including Messrs. James Dolan and Bell, under the Company’s Employee Stock Plan and its predecessor plans may be accelerated, in certain circumstances, upon a “change of control” of the Company. A “change of control” is defined as the acquisition by any person or group, other than Charles Dolan or members of his immediate family (or trusts for the benefit of Charles Dolan or his immediate family) or any employee benefit plan sponsored or maintained by the Company, of (1) the power to direct the management of substantially all of the cable television systems then owned by the Company in the New York City metropolitan area, or (2) after any fiscal year of the Company in which the Company’s cable television systems in the New York City metropolitan area contributed in the aggregate less than a majority of the net revenues of the Company and its consolidated subsidiaries, the power to direct the management of the Company or substantially all of its assets. Upon such a change in control, the bonus award shares, restricted shares, stock options and stock appreciation rights may be converted into either a right to receive an amount of cash based upon the highest price per share of common stock paid in the transaction resulting in the change of control, or into a corresponding award with equivalent profit potential in the surviving entity, at the election of the Compensation Committee.

     The Company adopted as of May 1, 1994, a severance pay plan pursuant to which an employee whose employment is involuntarily terminated (other than for cause) or who resigns with the approval of the Company may receive a benefit in an amount determined by the Company.

     In November 2002, the Company entered into an employment agreement with Mr. Bell. The agreement is for a one-year term ending on December 31, 2003, except that by mutual agreement, Mr. Bell may retire earlier or the term may be extended for additional one-year periods. Under the agreement, if Mr. Bell leaves the Company (other than for cause) (a) after expiration of the term of the agreement, (b) after a change of control of the Company, or (c) for other specified reasons, he will receive full vesting of all restricted shares granted under the Employee Stock Plan and the right to exercise all options and rights for the remainder of the term of such awards. In addition, under the agreement, Mr. Bell will receive (i) an annual base salary of at least $1 million, (ii) an annual bonus, and (iii) if he leaves the Company (other than for cause) at the times stated in clauses (a), (b) and (c) of the preceding sentence, a severance payment of not less than $30,000 plus three times the sum of his annual base salary and annual bonus and full vesting and payment of his $3 million contingent performance award under the Company’s Long-Term Incentive Plan. After Mr. Bell’s employment with the Company ceases, he has the right to enter into a three-year consulting agreement with the Company providing minimum annual payments of $500,000.

     In December 2002, the Company entered into agreements with Mr. Lemle in connection with his resignation as General Counsel effective December 31, 2002 and his ongoing relationship with the Company as an employee through March 31, 2003 and as a consultant through December 2003. Under the agreements, Mr. Lemle was entitled to accelerated vesting as of March 31, 2003 of all restricted shares granted under the Employee Stock Plan (including in connection with the exchange offer made to employees in January 2003) and the right to exercise all options and rights for the remainder of the term of such awards. In addition the agreements provided that, Mr. Lemle was entitled to approximately $6.6 million as a severance payment and full vesting and payment of his $3 million contingent performance award under the Company’s Long-Term Incentive Plan.

     In April 2003, the Company entered into an employment agreement with James Dolan. This agreement is for a four-year term that automatically extends for additional one-year periods on December 31, 2004, December 31, 2005 and December 31, 2006, respectively, unless the Company or Mr. Dolan notifies the other of an election not to extend by the preceding October 31. Under the agreement, Mr. Dolan is to receive an annual salary of not less than $1.6 million. Mr. Dolan is also entitled to an annual bonus established in the discretion of the Company’s Compensation Committee with a target of 150% of his annual base salary and a possible range of 0% to 300% of that salary. In connection with this employment agreement, Mr. Dolan will receive a grant of 250,000 restricted shares and a grant of stock options covering 250,000 shares and having an exercise price per share equal to fair market value on the grant date. Mr. Dolan will also receive a performance award covering a three-year performance period on January 1, 2004 in an amount and with other terms to be established by the Company’s Compensation Committee. The agreement provides severance benefits if Mr. Dolan’s employment is terminated by the Company or is terminated by him for good reason (defined to include reductions in compensation or title, principal office relocations, or a change in reporting lines) or during the thirteenth month following a change of control of the Company, so long as, in each case there was not cause for his termination. These severance benefits include payment in an amount not less than $40,000 plus three times the sum of Mr. Dolan’s annual base salary and his annual target bonus as in effect at that time; payment in full of remaining premiums on certain life insurance policies; full vesting of Mr. Dolan’s $3 million contingent performance award under the Company’s Long-Term Incentive Plan; the elimination of all restrictions on any outstanding restricted stock awards; the immediate vesting of any outstanding stock options and conjunctive rights awards and continuation of the right to exercise those options and awards through the remainder of their term; and the right to enter into a four-year consulting agreement with the Company providing minimum annual payments of $1 million. The agreement includes covenants by Mr. Dolan with respect to non-competition, non-solicitation of employees and confidentiality.

     In February 1996, the Compensation Committee adopted the Cablevision Systems Corporation Supplemental Life Insurance Premium Payment Plan (the “Supplemental Life Insurance Premium Payment Plan”). Under the Supplemental Life Insurance Premium Payment Plan, at all times following a change of control (as detailed above) the Company would pay on behalf of certain executive officers of the Company, including Messrs. James Dolan and Bell, all premiums on life insurance policies purchased by the Company for such executive officers, up to the aggregate amount of additional premiums, if any, necessary to fund fully the face amount of such executive officer’s policy as in effect immediately prior to the change of control.

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

Item 12. —Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

STOCK OWNERSHIP TABLE

     This table shows the number and percentage of shares of Cablevision NY Group Class A common stock (“CNYG Class A Stock”), Cablevision NY Group Class B common stock (“CNYG Class B Stock”) owned of record and beneficially as of April 2, 2003 by each director and each executive officer of the Company named in the summary compensation table.

     The table also shows the name, address and the number and percentage of shares owned by persons beneficially owning more than five (5%) percent of any class.

				Combined
				Voting Power
				of all Classes
		Beneficial		of Stock
	Title of	Ownership	Percent	Beneficially
Name and Address	Stock Class (1)	(1)(2)	of Class	Owned(1)(2)

Charles F. Dolan(3)(4)(5)	CNYG Class A Stock	1,252,173	*	41.0%
1111 Stewart Avenue	CNYG Class B Stock	36,436,594	54.2%
Bethpage, NY 11714
Helen A. Dolan(3)(4)(5)	CNYG Class A Stock	1,233,148	*	6.8%
1111 Stewart Avenue	CNYG Class B Stock	5,945,196	8.8%
Bethpage, NY 11714
Charles F. Dolan 2001 Family Trust(5)	CNYG Class A Stock	—	*	6.7%
340 Crossways Park Drive	CNYG Class B Stock	5,945,196	8.8%
Woodbury, NY 11797
Gabelli Asset Management, Inc.(6)	CNYG Class A Stock	26,667,322	12.2%	3.0%
GAMCO Investors, Inc.(6)	CNYG Class B Stock	—	—
One Corporate Center Rye, NY 10580
Comcast Corporation (7)	CNYG Class A Stock	41,451,682	18.9%	4.6%
1201 North Market Street, Suite 1405	CNYG Class B Stock	—	—
Wilmington, DE 19801
Goldman Sachs Asset Management (8)	CNYG Class A Stock	15,124,806	6.9%	1.7%
32 Old Slip	CNYG Class B Stock	—	—
New York, NY 10005
Capital Group International, Inc.(9)	CNYG Class A Stock	32,231,600	14.7%	3.6%
Capital Guardian Trust Company(9)	CNYG Class B Stock	—	—
11100 Santa Monica Blvd Los Angeles, CA 90025
Janus Capital Management LLC (10)	CNYG Class A Stock	15,545,129	7.1%	1.7%
100 Fillmore Street	CNYG Class B Stock	—	—
Denver, CO 80206-4923
Citigroup Inc.(11)	CNYG Class A Stock	32,206,803	14.7%	3.6%
399 Park Avenue	CNYG Class B Stock	—	—
New York, NY 10043
Salomon Smith Barney Holdings Inc.(11)
Salomon Smith Barney Inc.(11)
Salomon Brothers Holding Company Inc. (11)
388 Greenwich Street
New York, NY 10013
Smith Barney Fund Management LLC(11)
333 West 34th Street
New York, NY 10043
James L. Dolan(15)(17)(25)	CNYG Class A Stock	679,538	*	2.4%
	CNYG Class B Stock	2,116,324	3.1%
William J. Bell(15)	CNYG Class A Stock	400,312	*	*
	CNYG Class B Stock	—	—
Hank J. Ratner(12)(15)	CNYG Class A Stock	291,432	*	*
	CNYG Class B Stock	—	—
Robert S. Lemle(13)(15)	CNYG Class A Stock	1,167,130	*	*
	CNYG Class B Stock	—	—
Andrew B. Rosengard(15)	CNYG Class A Stock	330,812	*	*
	CNYG Class B Stock	—	—
Sheila A. Mahony(15)	CNYG Class A Stock	168,464	*	*
	CNYG Class B Stock	—	—
Thomas C. Dolan(15)(19)(24)	CNYG Class A Stock	186,754	*	2.2%
	CNYG Class B Stock	1,934,443	2.9%

				Combined
				Voting Power
				of all Classes
		Beneficial		of Stock
	Title of	Ownership	Percent	Beneficially
Name and Address	Stock Class (1)	(1)(2)	of Class	Owned(1)(2)

Patrick F. Dolan(15)(18)(23)	CNYG Class A Stock	105,913	*	2.2%
	CNYG Class B Stock	1,938,712	2.9%
John Tatta(14)(16)	CNYG Class A Stock	136,654	*	*
	CNYG Class B Stock	—	—
Charles D. Ferris(16)	CNYG Class A Stock	95,912	*	*
	CNYG Class B Stock	—	—
Richard H. Hochman(16)	CNYG Class A Stock	102,894	*	*
	CNYG Class B Stock	—	—
Victor Oristano(16)	CNYG Class A Stock	41,669	*	*
	CNYG Class B Stock	—	—
Vincent Tese(16)	CNYG Class A Stock	54,432	*	*
	CNYG Class B Stock	—	—
John R. Ryan(16)	CNYG Class A Stock	30,000	*	*
	CNYG Class B Stock	—	—
Thomas V. Reifenheiser(16)	CNYG Class A Stock	30,000	*	*
	CNYG Class B Stock	—	—
Steven Rattner (16)	CNYG Class A Stock	43,000	*	*
	CNYG Class B Stock	—	—
All executive officers and directors as a group	CNYG Class A Stock	5,562,250	2.5%	48.2%
(18 persons)(3)(4)(5)(12)(13)(14)(15)(16)(17)(18)	CNYG Class B Stock	42,426,073	63.1%
(19)(23)(24)(25)
Paul J. Dolan(20)(25)(26)(27)(28)(29)(31)(33)	CNYG Class A Stock	36,595	*	14.1
100 Corporate Place, Suite 150	CNYG Class B Stock	12,529,234	18.6%
Chardon, OH 44024
Kathleen M. Dolan(20)(26)(27)(28)(29)(30)(31)	CNYG Class A Stock	1,864,774	*	11.4%
1111 Stewart Avenue	CNYG Class B Stock	9,998,368	14.9%
Bethpage, NY 11714
Mary S. Dolan(21)(23)	CNYG Class A Stock	12,500	*	4.3%
300 So. Riverside Plaza, Suite 1480	CNYG Class B Stock	3,812,528	5.7%
Chicago, IL 60606
Deborah A. Dolan-Sweeney(21)(26)(27)(28)(29)(30)(31)	CNYG Class A Stock	1,864,774	*	11.4%
1111 Stewart Avenue	CNYG Class B Stock	9,998,368	14.9%
Bethpage, NY 11714
Matthew J. Dolan(22)(24)	CNYG Class A Stock	2,000	*	4.3%
231 Main Street	CNYG Class B Stock	3,812,528	5.7%
Court House Annex
Chardon, OH 44024
Marianne Dolan Weber(22)(26)(27)(28)(29)(30)(31)	CNYG Class A Stock	1,864,774	*	11.4%
1111 Stewart Avenue	CNYG Class B Stock	9,942,010	14.8%
Bethpage, NY 11714
Dolan Family LLC(31)	CNYG Class A Stock	—	—
c/o William A. Frewin, Jr.	CNYG Class B Stock	7,977,325	11.9%	8.9%
340 Crossways Park Drive Woodbury, NY 11797
John MacPherson(32)	CNYG Class A Stock	16,100	*	11.6%
21 Old Town Lane	CNYG Class B Stock	10,380,845	15.4%
Halesite, NY 10019
Lawrence Dolan(5)	CNYG Class A Stock	—	—
100 Corporate Place	CNYG Class B Stock	5,945,196	8.8%	6.7%

Combined
Voting Power
of all Classes
		Beneficial		of Stock
	Title of	Ownership	Percent	Beneficially
Name and Address	Stock Class (1)	(1)(2)	of Class	Owned(1)(2)

Suite 150 Chardon, OH 44024

     *     Less than 1%

(1)	Beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to the security through any contract, arrangement, understanding, and relationship or otherwise. Unless indicated, beneficial ownership disclosed consists of sole voting and investment power. Beneficial ownership of CNYG Class A Stock is exclusive of the shares of CNYG Class A Stock that are issuable upon conversion of shares of CNYG Class B Stock.

(2)	Shares of CNYG Class B Stock are convertible into shares of CNYG Class A Stock at the option of the holder on a share for share basis. The holder of one share of CNYG Class A Stock has one vote per share at a meeting of stockholders of the Company and the holder of one share of CNYG Class B Stock has 10 votes per share at a meeting of stockholders of the Company, except in the separate elections of directors. Holders of CNYG Class A Stock elect 25% of the Board of Directors and the holders of CNYG Class B Stock elect the remaining 75% of the Board of Directors.

(3)	Includes 1,233,148 shares of CNYG Class A Stock owned by the Dolan Family Foundation, a New York not-for-profit corporation, the sole members of which are Charles F. Dolan and his wife, Helen A. Dolan. Neither Mr. Dolan nor Mrs. Dolan has an economic interest in such shares, but Mr. Dolan and his wife share the ultimate power to vote and dispose of such shares. Under certain rules of the Securities and Exchange Commission, so long as Mr. Dolan and his wife retain such powers, each of Mr. Dolan and his wife is deemed to have beneficial ownership thereof.

(4)	Does not include an aggregate of 30,535,135 shares of CNYG Class B Stock and 14,259 shares of CNYG Class A Stock held directly or indirectly by trusts for the benefit of Dolan family interests (the “Dolan Family Trusts”). Mr. Dolan and his wife disclaim beneficial ownership of the shares owned by the Dolan Family Trusts, in that they have neither voting nor investment power with respect to such shares.

(5)	Includes 5,945,196 shares of CNYG Class B Stock owned by the Charles F. Dolan 2001 Family Trust (the “Trust”). The Trust was established on March 23, 2001 by Charles F. Dolan. Mr. Dolan disclaims beneficial ownership of the stock owned by the Trust for the benefit of his descendants, in that he has neither voting nor investment power with respect to such shares. The co-trustees of the Trust are Helen A. Dolan and Lawrence Dolan.

(6)	The Company has been informed that certain operating subsidiaries of Gabelli Asset Management, Inc. (“GAMI”) beneficially held, or exercise investment discretion over various institutional accounts which beneficially held as of December 16, 2002, an aggregate of 26,667,322 shares of CNYG Class A Stock. The Company has been informed that GAMCO Investors, Inc., an investment advisor registered under the Investment Advisors Act of 1940, as amended, and a wholly-owned subsidiary of GAMI, held sole dispositive power over 18,274,850 shares of CNYG Class A Stock and sole voting power over 17,044,850 of CNYG Class A Stock.

(7)	In 2001, AT&T Corp. sold shares of Cablevision NY Group Class A common stock and Rainbow Media Group Class A common stock held by it and, concurrently with those sales, subsidiaries of AT&T, through trusts, sold units of mandatorily exchangeable trust securities exchangeable into shares of CNYG Class A Stock and Rainbow Media Group Class A common stock, respectively. Until termination of the trusts in 2004 and 2005, respectively, AT&T continues to beneficially own and vote those shares. Subsidiaries of AT&T have certain rights and obligations relating to the Company under the Company’s stockholders agreement with AT&T, including registration rights. Upon the sale by AT&T of its shares of CNYG Class A Stock as described above, the stockholders agreement ceased to be effective and will remain ineffective unless AT&T retains ownership of 5% or more of the shares of CNYG Class A Stock upon termination of the trusts. The Company understands that AT&T has the right to cash settle the prepaid forward contracts under which the trusts agreed to purchase 26,918,195 shares of CNYG Class A Stock and 9,791,336 shares of Rainbow Media Group Class A common stock. In that event, if certain conditions are satisfied, AT&T will continue to own those shares and may have certain registration rights with respect to those shares under the stockholders agreement. As a result of the merger of AT&T Broadband and Comcast, the Company has been informed that Comcast Corporation, formerly named AT&T Comcast Corporation, and certain operating subsidiaries, beneficially held and shared voting and dispositive power over 41,451,682 shares of CNYG Class A Stock as of January 27, 2003. Includes 32,651,919 shares of CNYG Class A Stock owned by Comcast ABB CSC Holdings, Inc. formerly named AT&T Broadband CSC Holdings, Inc. and 8,799,763 shares of CNYG Class A Stock owned by Comcast ABB CSC II, Inc. formerly named AT&T Broadband CSC II, Inc.

(8)	The Company has been informed that Goldman Sachs Asset Management, a separate business unit of The Goldman Sachs Group, Inc. (“GSAM”) beneficially held and had sole voting power over 12,906,634 shares of CNYG Class A Stock and had sole dispositive power over 15,124,806 shares of CNYG Class A Stock as of December 31, 2002. GSAM, an investment advisor, disclaims beneficial ownership of any securities managed on GSAM’s behalf by third parties and does not include securities, if any, beneficially owned by any other business unit of The Goldman Sachs Group, Inc. and GSAM disclaims beneficial ownership of any such securities.

(9)	The Company has been informed that Capital Group International, Inc. (“CGII”) is the parent holding company of a group of investment management companies that hold investment power and, in some cases, voting power over 32,231,600 shares of CNYG Class A Stock as of December 31, 2002. Includes 412,150 shares resulting from the assumed conversion of 502,800 shares of the Equity Securities Trust 6.5% Convertible Security, due 11/15/04. The investment management companies and several investment advisers registered under Section 203 of the Investment Advisers Act of 1940, provide investment advisory and management services for their respective clients which include registered investment companies and institutional accounts. CGII does not have investment power or voting power over any of the securities. However, CGII may be deemed to beneficially own 32,231,600 shares of CNYG Class A Stock. The Company has been informed that Capital Guardian Trust Company, a bank, is deemed to be the beneficial owner of 26,433,110 shares CNYG Class A Stock as a result of its serving as the investment manager of various institutional accounts.

(10)	The Company has been informed that Janus Capital Management LLC (“Janus Capital”) and certain of Janus Capital’s operating subsidiaries, each a registered investment adviser, furnished investment advice to various investment companies that are registered under Section 8 of the Investment Company Act of 1940 and institutional and individual accounts (collectively referred to herein as “Managed Portfolios”). As a result of the Janus Capital’s role as investment adviser or sub-advisor to the Managed Portfolios, Janus Capital may be deemed to be beneficial owner of 15,545,129 shares of CNYG Class A Stock held by such Managed Portfolios as of December 31, 2002. However, Janus Capital does not have the right

'
to receive any dividends from or the proceeds from the sale of the securities held in the Managed Portfolios and disclaims any ownership associated with such rights.

(11)	The Company has been informed that Citigroup Inc., a bank, held shared voting and dispositive power over and beneficially owns 32,206,803 shares of CNYG Class A Stock. Includes shares held by Salomon Smith Barney Inc. (“SSB”), Salomon Brothers Holding Company Inc. (“SBHC”), Smith Barney Fund Management LLC (“SB Fund”) and Salomon Smith Barney Holdings Inc. (“SSB Holdings”) and includes the assumption of conversion/exercise of certain securities. The Company has been informed that SSB, a wholly-owned subsidiary of SBHC, a broker dealer, exercises investment discretion over various institutional accounts which held shared voting and dispositive power over and beneficially own 15,431,842 shares of CNYG Class A Stock and includes the assumption of conversion/exercise of certain securities, SBHC, a wholly-owned subsidiary of SSB Holdings, exercises investment discretion over various institutional accounts which held shared voting and dispositive power over and beneficially own 15,775,379 shares of CNYG Class A Stock and includes the assumption of conversion/exercise of certain securities, SB Fund, a wholly-owned subsidiary of SSB Holdings, an investment advisor, exercises investment discretion over various institutional accounts which held shared voting and dispositive power over and beneficially own 15,702,634 shares of CNYG Class A Stock, and SSB Holdings, a wholly-owned subsidiary of Citigroup Inc., exercises investment discretion over various institutional accounts which held shared voting and dispositive power over and beneficially own 31,590,671 shares of CNYG Class A Stock and includes the assumption of conversion/exercise of certain securities.

(12)	Includes 16,965 shares of CNYG Class A Stock owned jointly with his wife, Randy Ratner. Also includes 100 shares of CNYG Class A Stock owned by a minor child. Does not include 50 shares of Rainbow Media Group Class A common stock owned by a minor child, which was subject to exchange for 1.19093 shares of CNYG Class A stock as of August 20, 2002.

(13)	Includes 15,954 shares of CNYG Class A Stock owned by a family partnership of which Mr. Lemle is the general partner. Also includes 103 shares of CNYG Class A Stock owned by minor children. Also includes 15,000 shares of CNYG Class A Stock owned by the Estate of Marc Lustgarten for which Mr. Lemle serves as co-executor and, in such capacity, shares the power to vote and dispose of such shares and 370,236 shares of CNYG Class A Stock issuable upon the exercise of options granted to Marc Lustgarten pursuant to the Company’s Employee Stock Plan owned by the Estate of Marc Lustgarten for which Mr. Lemle serves as co-executor and, in such capacity, will share the power to vote and dispose of such shares, when issued.

(14)	Includes 45,630 shares of CNYG Class A Stock held by the John Tatta Charitable Remainder Unitrust UAD 12/16/98 (the “JTCRT”). The JTCRT was established on December 16, 1998 by John Tatta for charitable purposes. Mr. Tatta disclaims beneficial ownership of the stock beneficially owned by trusts for the benefit of his family, in that he has neither voting nor investment power with respect to such shares. Does not include 127,636 shares of CNYG Class A Stock held by the Tatta Family Group L.P. The Tatta Family Group L.P. is a New York limited partnership, the general partners of which are six trusts for the benefit of Tatta family interests (the co-trustees of each of which are Stephen A. Carb, Esq. and either Deborah T. DeCabia or Lisa T. Crowley, each a daughter of John Tatta who has been a director since 1985 and was President of CSC Holdings from 1985 until 1991), and the limited partners of which are trusts for the benefit of Mr. Tatta and Tatta family interests (the trustee of each of which is Stephen A. Carb, Esq.). Also includes 53,926 shares of CNYG Class A Stock owned directly by his wife, Anne Tatta.

(15)	Includes shares of CNYG Class A Stock issuable upon the exercise of options granted pursuant to the Company’s Employee Stock Plan which on April 2, 2003, were unexercised but were exercisable within a period of 60 days from that date. These amounts include the following number of shares of CNYG Class A Stock for the following individuals: Mr. James Dolan 307,016; Mr. Bell 119,093; Mr. Lemle 331,605; Mr. Ratner 79,433; Mr. Rosengard 89,319; Ms. Mahony 53,591; Mr. Patrick Dolan 65,554; Mr. Thomas Dolan 92,951; all executive officers and directors as a group 1,487,474.

(16)	Includes shares of CNYG Class A Stock issuable upon the exercise of options granted pursuant to the Company’s Stock Option Plan for Non-Employee Directors. These amounts include the following number of shares of CNYG Class A Stock the following individuals: Mr. Tatta 32,098; Mr. Ferris 89,531; Mr. Hochman 89,531; Mr. Oristano 41,669; Mr. Tese 54,432; Mr. Reifenheiser 30,000, Mr. Ryan 30,000 and Mr. Rattner 30,000.

(17)	Includes 181,881 shares of CNYG Class B Stock owned by trusts for minor children and 159 shares of CNYG Class A Stock of which James L. Dolan is custodian for a minor child, each of which James L. Dolan disclaims beneficial ownership. Also includes 1,934,443 shares of CNYG Class B Stock held by a family trust of which James L. Dolan is a contingent beneficiary and a co-trustee, as to which James L. Dolan disclaims beneficial ownership, which shares are also described in footnote (25).

(18)	Includes 60,627 shares of CNYG Class B Stock owned by a trust for a minor child as to which Patrick F. Dolan disclaims beneficial ownership. Also includes 1,878,085 shares of CNYG Class B Stock held by a family trust of which Patrick F. Dolan is a contingent beneficiary and a co-trustee, as to which Patrick F. Dolan disclaims beneficial ownership, which shares are also described in footnote (23).

(19)	Includes 1,934,443 shares of CNYG Class B Stock held by a family trust of which Thomas C. Dolan is a contingent beneficiary and a co-trustee, as to which Thomas C. Dolan disclaims beneficial ownership, which shares are also described in footnote (24).

(20)	Includes 1,934,443 shares of CNYG Class B Stock held by the DC Kathleen Trust, the co-trustees of which are Kathleen M. Dolan and Paul J. Dolan.

(21)	Includes 1,934,443 shares of CNYG Class B Stock held by the DC Deborah Trust, the co-trustees of which are Deborah Dolan-Sweeney and Mary Dolan.

(22)	Includes 1,878,085 shares of CNYG Class B Stock held by the DC Marianne Trust, the co-trustees of which are Marianne Dolan Weber and Matthew Dolan.

(23)	Includes 1,878,085 shares of CNYG Class B Stock held by the DC Patrick Trust, the co-trustees of which are Patrick F. Dolan and Mary Dolan.

(24)	Includes 1,934,443 shares of CNYG Class B Stock held by the DC Thomas Trust, the co-trustees of which are Thomas C. Dolan and Matthew Dolan.

(25)	Includes 1,934,443 shares of CNYG Class B Stock held by the DC James Trust, the co-trustees of which are James L. Dolan and Paul J. Dolan.

(26)	Includes 37,493 shares of CNYG Class B Stock held by the Dolan Descendants Trust, the co-trustees of which are Paul J. Dolan, Kathleen M. Dolan, Marianne Dolan Weber, and Deborah Dolan-Sweeney.

(27)	Includes 19,145 shares of CNYG Class B Stock held by the Dolan Progeny Trust, the co-trustees of which are Paul J. Dolan, Kathleen M. Dolan, Marianne Dolan Weber, and Deborah Dolan-Sweeney.

(28)	Includes 26,325 shares of CNYG Class B Stock held by the Dolan Grandchildren Trust, the co-trustees of which are Paul J. Dolan, Kathleen M. Dolan, Marianne Dolan Weber, and Deborah Dolan-Sweeney.

(29)	Includes 3,637 shares of CNYG Class B Stock held by the Dolan Spouse Trust, the co-trustees of which are Paul J. Dolan, Kathleen M. Dolan, Marianne Dolan Weber, and Deborah Dolan-Sweeney.

(30)	Includes 1,858,393 shares of CNYG Class A Stock held by the Dolan Children’s Foundation, a New York not-for-profit corporation, the sole members of which are Marianne Dolan Weber, Kathleen M. Dolan and Deborah Dolan-Sweeney. None of the members has an economic interest in such shares, but each member shares the ultimate power to vote and dispose of such shares.

(31)	Includes 7,977,325 shares of CNYG Class B Stock owned by Dolan Family LLC, a Delaware limited liability company, the members of which are four Dolan family trusts, the co-trustees of which are Paul J. Dolan, Marianne Dolan Weber, Kathleen M. Dolan and Deborah Dolan-Sweeney. Each of the co-trustees shares the ultimate power to vote and dispose of such shares.

(32)	Includes an aggregate of 10,380,845 shares of CNYG Class B Stock each held by various trusts for the benefit of family members of Charles F. Dolan’s family for which Mr. John MacPherson serves as Trustee and, in such capacity, exercises sole voting power and dispositive power with respect to such shares.

(33)	Includes 596,423 shares of CNYG Class B Stock and 14,259 shares of CNYG Class A Stock held by a trust for the benefit of family members of Charles F. Dolan’s family for which Mr. Paul Dolan serves as Trustee and, in such capacity, exercises sole voting power and dispositive power with respect to such shares.

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

     Charles Dolan and trusts for the benefit of members of his family, by virtue of their ownership of Class B common stock, are able collectively to control stockholder decisions on matters in which holders of Class A and Class B common stock vote together as a class, and to elect up to 75% of the Company’s Board of Directors.

     Registration Rights. The Company has granted to each of Charles Dolan, certain Dolan family interests and the Dolan Family Foundation the right to require the Company to register, at any time prior to the death of both Mr. Dolan and his wife, the shares of Class A common stock held by them provided that the shares requested to be registered shall have an aggregate market value of at least $3,000,000. There is no limitation on the number or frequency of the registrations that such parties can demand pursuant to the preceding sentence. After the death of both Mr. Dolan and his wife, such parties will be permitted one additional registration. In addition, the Company has granted such parties “piggyback” rights pursuant to which they may require the Company to register their holdings of Class A common stock on any registration statement under the Act with respect to an offering by the Company or any security holder thereof (other than a registration statement on Form S-8 and S-4 or any successor form thereto).

     The Company has granted Mr. Tatta and certain Tatta family interests the right to require the Company, on any date, with the consent of Charles Dolan, his widow or the representative of the estate of Mr. Dolan or his wife, to register the shares of Class A common stock held by them provided that the shares requested to be registered have an aggregate market value of at least $3,000,000. After the death of both Charles Dolan and his wife, such parties will be permitted to demand only one registration. Such parties have also been granted “piggy back” registration rights identical to those described above, provided that in certain instances they receive written consent of Mr. Dolan, his widow or the representative of the estate of Mr. Dolan or his wife.

     Subsidiaries of AT&T have certain rights and obligations relating to the Company under the Company’s stockholders agreement with AT&T, including registration rights. Upon the sale by AT&T of its shares of Cablevision NY Group Class A common stock as described above, the stockholders agreement ceased to be effective and will remain ineffective unless AT&T retains ownership of 5% or more of the shares of Cablevision NY Group Class A common stock upon termination of the trusts as described above. The Company understands that AT&T has the right to cash settle the prepaid forward contracts under which the trusts agreed to purchase 26,918,195 shares of Cablevision NY Group Class A common stock and 9,791,336 shares of Rainbow Media Group Class A tracking stock. In that event, if certain conditions are satisfied, AT&T will continue to own those shares and may have certain registration rights with respect to those shares under the stockholders agreement. As a result of the merger of AT&T Broadband and Comcast, the Company has been informed that Comcast and subsidiaries of Comcast beneficially own the shares of Cablevision NY Group Class A common stock formerly beneficially owned by AT&T.

     Quadrangle has certain registration rights with respect to any shares of Cablevision NY Group Class A common stock it may receive upon conversion of the shares of CSC Holdings Inc.’s 10% Series A Exchangeable Participating Preferred Stock or in satisfaction of Quadrangle’s right to put the preferred stock to the Company beginning in the third quarter of 2003 and the Company’s right to call the preferred stock under certain circumstances.

     The demand and “piggyback” registration rights referred to above are subject to certain limitations, which are intended to prevent undue interference with the Company’s ability to distribute securities.

Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders: (1) Cablevision NY Group Class A common stock	17,352,961	$32.01	19,798,737
Equity compensation plans not approved by security holders	—	—	—
Total	17,352,961	$32.01	19,798,737

(1)	Includes the following plans: the 1985 Stock Plan, the Employee Stock Plan and the Non-Employee Director Stock Option Plan.

Item 13. — Certain Relationships and Related Transactions

     Charles D. Ferris, a director and a nominee for director, is a partner in the law firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C., which provides legal services to the Company, and certain of its subsidiaries.

     Steven Rattner, a director and a nominee for director, is a managing principal of Quadrangle Group LLC. Quadrangle owns all the outstanding shares of CSC Holdings Inc.’s 10% Series A Exchangeable Participating Preferred Stock and has the right to nominate one director to the Company’s Board of Directors.

     The Company has made investments in and advances to certain affiliates of which Mr. Dolan or Dolan family interests had or have ownership interests.

     The Company holds a 49.9% voting interest and certain preferential distribution rights in Northcoast Communications, a wireless personal communications services (“PCS”) provider that holds licenses to provide service in certain markets including New York City, Boston, Minneapolis and Cleveland. Northcoast Communications commenced commercial service in Cleveland in April 2001. Northcoast Communications’ operations are not consolidated with those of the Company. At December 31, 2002, Northcoast Communications had $58.2 million in notes payable to the Federal Communications Commission (FCC) for the acquisition of PCS licenses acquired during 1997. CSC Holdings has guaranteed the payment of the FCC indebtedness of the Northcoast Communications subsidiary that holds the Cleveland PCS license, which had an outstanding balance of $2.7 million as of December 31, 2002. As of December 31, 2002, the Company had invested $229.7 million in Northcoast Communications (either directly or through loans to Northcoast PCS, LLC, the other member in Northcoast Communications) in addition to certain unpaid general and administrative charges from the Company amounting to approximately $5.2 million at December 31, 2002. Accrued interest on loans to Northcoast PCS, LLC amounted to approximately $34.8 million at December 31, 2002. The Company also provides certain management services to Northcoast Communications, subject to the direction and control of Northcoast Communications, for which it receives an annual fee plus reimbursement of costs and expenses. For the year ended December 31, 2002, the Company recorded management fees of $1.8 million, which together with previous management fees and interest thereon, aggregated $16.9 million and were unpaid as of April 2, 2002. Northcoast Communications is controlled by John Dolan, a nephew of Charles F. Dolan and a cousin of James L. Dolan, the Company’s Chairman and Chief Executive Officer, respectively.

     In December 2002, Northcoast Communications agreed to sell 50 PCS licenses and related network assets to Verizon Wireless for $750 million in cash. The Company expects to receive approximately $635 million in cash upon closing of the sale, after repayment of outstanding FCC debt at Northcoast Communications. The sale is subject to FCC and other customary approvals and is expected to close in May 2003.

     In connection with the Northcoast Communications/Verizon transaction, the Company entered into an agreement with Northcoast PCS providing that in the event Northcoast PCS does not receive a minimum of $49 million of net cash proceeds upon closing of the transaction in accordance with Northcoast Communications’ limited liability company agreement, the Company will pay Northcoast PCS an amount equal to the shortfall between $49 million and the amount it actually receives. This shortfall amount is currently expected to be approximately $4 million. If the Company pays any shortfall amount to Northcoast PCS and Northcoast PCS then receives any additional cash proceeds as a result of the Northcoast Communications/Verizon transaction, Northcoast PCS has agreed to pay these additional cash proceeds to us until the shortfall amount has been repaid in full. As part of the Northcoast Communications/ Verizon transaction, Northcoast Communications agreed to put $60 million of the cash proceeds received from Verizon into an escrow account for one year to be available for any potential indemnification claims. To the extent that payments have not been made out of the escrow account to satisfy indemnification claims, amounts held in the escrow account in excess of $30 million will be released to Northcoast Communications six months after the closing of the transaction. Northcoast Communications has the right to replace the escrow account with a letter of credit in the same amount. As a result of the agreement with Northcoast PCS referred to above, payment of indemnification claims, if any, under the Northcoast Communications/ Verizon agreement for which Northcoast Communications is responsible will be made by the Company.

     The Company subleases an aircraft to an entity owned by Charles Dolan. The sublease provides that the Dolan entity is responsible for all costs of ownership and operation of the aircraft, subject to early termination by the Dolan entity or by the Company under certain circumstances. Upon any sale of the aircraft prior to the termination of the primary lease, the Dolan entity would reimburse the Company for a percentage for any shortfall between the sale proceeds and payments remaining to be paid under the primary lease. The operation of the aircraft is managed by the Company for the Dolan entity for an annual management fee and reimbursement of certain costs and expenses. In 2002, the Dolan entity paid the Company approximately $4.7 million for use and management of the aircraft.

     During part of 2002, the Company subleased a helicopter from an entity owned by Patrick Dolan for use by the Company’s News 12 Networks. The Company paid that entity approximately $504,000 in 2002 for use of the helicopter. That entity sold the helicopter in 2002 to a third party and News 12 Networks entered into an agreement to lease the helicopter from the third party. In addition, News 12 Networks entered into an agreement with the entity owned by Patrick Dolan for use of the helicopter by that entity under certain circumstances.

     Certain cable television programming content is produced for a subsidiary of the Company by a production company, which is owned by members of the Dolan family, including Charles Dolan and James Dolan. The Company paid the production company approximately $964,000 in 2002 for its services.

     Fox Sports Net Ohio, a regional sports network in which the Company has a 60% interest through its Rainbow Media Holdings, Inc.’s subsidiary, and Cleveland Indians Baseball Club Limited Partnership (the “Indians”) are parties to a multi-year rights agreement under which Fox Sports Net Ohio pays license fees to the Indians in exchange for telecast rights to substantially all regular season Indians games. In 2002, the agreement was amended to provide telecast rights for additional Indians games. Aggregate payments for 2002 through the remaining term of the agreement from Fox Sports Net Ohio to the Indians are approximately $50 million. The Indians are owned by (i) Lawrence Dolan, a brother of Charles F. Dolan, the Company’s Chairman, (ii) a trust, the beneficiaries of which are Lawrence Dolan and certain descendants of Lawrence Dolan, and (iii) certain other trusts, the beneficiaries of which are certain descendants of Charles F. Dolan, including James L. Dolan, the Company’s Chief Executive Officer, and Thomas C. Dolan and Patrick F. Dolan, officers of the Company and brothers of James L. Dolan. Management control of the Indians is held by Lawrence Dolan.

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

     Business Opportunities. Charles Dolan may from time to time be presented with business opportunities, which would be suitable for the Company and affiliates of the Company in which Mr. Dolan and his family have varying interests. Mr. Dolan has agreed that he will own and operate cable television systems only through the Company, except for cable television systems which the Company elects not to acquire under its right of first refusal. Mr. Dolan will offer to the Company the opportunity to acquire or invest in any cable television system or franchise therefor or interest therein that is offered or available to him or his family interests. If a majority of the members of the Board of Directors, who are not employees of the Company or any of its affiliates (the “Independent Directors”) rejects such offer, Mr. Dolan or such family interests may acquire or invest in such cable television system or franchise therefor or interest therein individually or with others on terms no more favorable to Mr. Dolan than those offered to the Company. Mr. Dolan’s interests in companies other than the Company, may conflict with his interest in the Company.

     Except for the limitations on the ownership and operation of cable television systems as described above, Mr. Dolan is not subject to any contractual limitations with respect to his other business activities and may engage in programming and other businesses related to cable television. A significant portion of Mr. Dolan’s time may be spent, from time to time, in the management of such affiliates. Mr. Dolan will devote as much of his time to the business of the Company as is reasonably required to fulfill the duties of his office. During 2002, substantially all of Mr. Dolan’s professional time was devoted to the business of the Company.

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

     The Company’s by-laws provide that the Company shall make any investment in or advance, other than any investment or advance that constitutes compensation for services rendered to the Company, to Charles Dolan and affiliates of Charles Dolan (as defined therein) only if such investment or advance is approved by a Special Committee of the Board of Directors comprised of non-employee directors.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 30th day of April, 2003.

CABLEVISION SYSTEMS CORPORATION CSC HOLDINGS, INC.

By:	/s/ WILLIAM J. BELL

Name: William J. Bell Title: Vice Chairman

     I, James L. Dolan, President and Chief Executive Officer of Cablevision Systems Corporation (“Cablevision”), certify that:

     1.     I have reviewed the annual report on Form 10-K, as amended by this Form 10-K/A, of Cablevision Systems Corporation;

     2.     Based on my knowledge, the annual report, as amended by this Form 10-K/A, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report, as amended by this Form 10-K/A;

     3.     Based on my knowledge, the financial statements, and other financial information included in the annual report, as amended by this Form 10-K/A, fairly present in all material respects the financial condition, results of operations and cash flows of Cablevision as of, and for, the periods presented in the annual report, as amended by this Form 10-K/A;

     4.     Cablevision’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Cablevision and have:

a) designed such disclosure controls and procedures to ensure that material information relating to Cablevision, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report, as amended by this Form 10-K/A, is being prepared;

b) evaluated the effectiveness of Cablevision’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report, as amended by this Form 10-K/A, (the “Evaluation Date”); and

c) presented in the annual report, as amended by this Form 10-K/A, our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     Cablevision’s other certifying officers and I have disclosed, based on our most recent evaluation, to Cablevision’s auditors and the audit committee of Cablevision’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect Cablevision’s ability to record, process, summarize and report financial data and have identified for Cablevision’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in Cablevision’s internal controls; and

     6.     Cablevision’s other certifying officers and I have indicated in the annual report, as amended by this Form 10-K/A, whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

	By:	/s/ JAMES L. DOLAN

Name: James L. Dolan Title: President and Chief Executive Officer

     I, William J. Bell, Vice Chairman of Cablevision Systems Corporation, certify that:

     7.     I have reviewed the annual report on Form 10-K, as amended by this Form 10-K/A, of Cablevision Systems Corporation;

     8.     Based on my knowledge, the annual report, as amended by this Form 10-K/A, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report, as amended by this Form 10-K/A;

     9.     Based on my knowledge, the financial statements, and other financial information included in the annual report, as amended by this Form 10-K/A, fairly present in all material respects the financial condition, results of operations and cash flows of Cablevision as of, and for, the periods presented in the annual report, as amended by this Form 10-K/A;

     10.   Cablevision’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Cablevision and have:

a) designed such disclosure controls and procedures to ensure that material information relating to Cablevision, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report, as amended by this Form 10-K/A, is being prepared;

b) evaluated the effectiveness of Cablevision’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report, as amended by this Form 10-K/A, (the “Evaluation Date”); and

c) presented in the annual report, as amended by this Form 10-K/A, our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     11.   Cablevision’s other certifying officers and I have disclosed, based on our most recent evaluation, to Cablevision’s auditors and the audit committee of Cablevision’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect Cablevision’s ability to record, process, summarize and report financial data and have identified for Cablevision’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in Cablevision’s internal controls; and

     12.   Cablevision’s other certifying officers and I have indicated in the annual report, as amended by this Form 10-K/A, whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003	By:	/s/ WILLIAM J. BELL

Name: William J. Bell Title: Vice Chairman