Form 10-Q
period 2004-03-31
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS INC
filed 2004-05-10
CIK 1053112, 784681

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-14764	Cablevision Systems Corporation	11-3415180
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

Cablevision Systems Corporation	Yes ☒	No ☐
CSC Holdings, Inc.	Yes ☒	No ☐

Number of shares of common stock outstanding as of May 1, 2004:

Cablevision NY Group Class A Common Stock -	219,885,315
Cablevision NY Group Class B Common Stock -	67,052,781
CSC Holdings, Inc. Common Stock -	6,429,987

PART I.  FINANCIAL INFORMATION

For information required by Item 1 and Item 2, refer to Index to Financial Statements on page 9.

Item 3.                                                             Quantitative And Qualitative Disclosures About Market Risk

The Company is exposed to market risks from changes in certain equity security prices and interest rates.  Our exposure to changes in equity security prices stems primarily from the Comcast Corporation, AT&T Corp., Charter Communications, Inc., AT&T Wireless Services, Inc., General Electric Company, Leapfrog Enterprises, Inc., and Adelphia Communications Corporation common stock held by us.  We have entered into prepaid forward contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share, while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts’ actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts’ actual cap prices vary depending on the maturity and terms of each contract, among other factors.  In the event of an early termination of any of these contracts, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair value of the underlying stock and the fair value of the equity collar, calculated at the termination date.  The underlying stock and equity collars are carried at fair value on our consolidated balance sheet and the collateralized indebtedness is carried at its accreted value.

As of March 31, 2004, the fair value and the carrying value of our holdings of Comcast, AT&T, Charter Communications, AT&T Wireless, General Electric, Leapfrog and Adelphia Communications common stock aggregated $1,245.0 million.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $124.5 million.  As of March 31, 2004, the net fair value and the carrying value of the equity collar component of the prepaid forward contracts entered into to hedge the equity price risk of certain of these securities aggregated $509.4 million, a net receivable position.

The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for each security monetized via a prepaid forward contract are summarized in the following table:

Security	# of Shares Deliverable	Maturity	Hedge Price per Share*	Cap Price **
				Low	High

Comcast	7,159,205	2005	$35.90 - $38.47	$46.62	$63.91
	7,159,206	2006

AT&T	4,426,093	2005	$34.39 - $42.08	$44.71	$61.21
	4,426,093	2006

Charter Communications	1,862,229	2005	$22.35 - $22.92	$32.24	$38.33
	5,586,687	2006
	3,724,460	2007

AT&T Wireless	7,121,583	2005	$16.84 - $18.65	$27.62	$33.15
	7,121,583	2006

General Electric	12,742,033	2006	$23.14 - $25.67	$27.76	$30.81

Adelphia Communications	1,010,000	2005	$39.04 - $40.04	$62.57	$63.57

Leapfrog	800,000	2007	$23.55 - $24.55	$29.87	$30.87

*                             Represents the price below which we are provided with downside protection and above which we retain upside appreciation.  Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.

**                      Represents the price up to which we receive the benefit of stock price appreciation.

Our exposure to interest rate movements results from our use of floating and fixed rate debt to fund our working capital, capital expenditures, and other operational and investment requirements.  To manage interest rate risk, from time to time we have entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates.  Such contracts fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or convert fixed rate borrowings to variable rates to provide an economic hedge against the risk of higher borrowing costs in a declining interest rate environment.  In addition, from time to time we may utilize short-term interest rate lock agreements to hedge the risk that the cost of a future issuance of fixed rate debt may be adversely affected by changes in interest rates.  We do not enter into interest rate swap contracts for speculative or trading purposes.

Fair Value of Debt:  Based on the level of interest rates prevailing at March 31, 2004, the fair value of our fixed rate debt and redeemable preferred stock liabilities of $7,794.1 million exceeded their carrying value of $7,328.8 million by approximately $465.3 million.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at March 31, 2004 would increase the estimated fair value of our fixed rate debt and redeemable preferred stock liabilities by approximately $261.2 million to $8,055.3 million.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

Interest Rate Derivative Contracts:  As of March 31, 2004, we had outstanding interest rate swap contracts to convert fixed rate debt to floating rate debt covering a total notional principal amount of $450 million.  As of March 31, 2004, the fair market value and carrying value of these interest rate swap contracts was approximately $7.4 million, a net receivable position, as reflected under derivative contracts in our consolidated balance sheet.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from March 31, 2004 prevailing levels would decrease the fair value of these contracts to a net liability of $6.7 million.

In addition, we had outstanding prepaid interest rate swap contracts with a notional value of $1,115.0 million entered into in connection with our monetization transactions.  As of March 31, 2004, such contracts had a fair market value and carrying value of $50.2 million, a net liability position, reflected as liabilities under derivative contracts in our consolidated balance sheet.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from March 31, 2004 prevailing levels would increase the fair market value of our liabilities under derivative contracts by approximately $17.8 million to a liability of $68.0 million.

Item 4.                    Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Cablevision’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Securities and Exchange Commission rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

In March 2004, the Company reported that Wilmer Cutler Pickering LLP had completed its investigation of improper expense recognition and made recommendations with respect to improvements in internal controls.  Certain of these recommendations for both new policies and procedures (including vendor payment guidelines, signature and password protection and communication of information to those responsible for the preparation of financial statements) and enhancement and reinforcement of existing policies and procedures (including those related to expense recognition and accruals and required support for payments and accruals) have already been implemented by the Company and other recommendations (including those for reassessment and improvement of the structure and accountability of employees of the operating units responsible for accumulating information for and preparation of financial statements, additional training and education of the employees within those areas and implementation of additional internal audit procedures) will be implemented by the Company over the next few months.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is party to various lawsuits, some involving substantial amounts.  Although the outcome of these matters cannot be predicted with certainty, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial position, results of operations or liquidity of the Company.

At Home

On April 25, 2001, At Home Corporation commenced a lawsuit in the Court of Chancery of the State of Delaware alleging that Cablevision had breached its obligations under certain agreements with At Home.  The suit sought a variety of remedies including:  rescission of the agreements between At Home and Cablevision and cancellation of all warrants held by Cablevision, damages, and/or an order prohibiting Cablevision from continuing to offer its Optimum Online service and requiring it to convert its Optimum Online customers to the Optimum@Home service and to roll out the Optimum@Home service.  On September 28, 2001, At Home filed a petition for reorganization in federal bankruptcy court.  In connection with the liquidation of At Home, the claims in this lawsuit, among others, were assigned to the General Unsecured Creditors Liquidated Trust (“GUCLT”).

On June 26, 2003, the GUCLT initiated a separate action against Cablevision in the United States District Court for the Northern District of California. The California action stems from a May 1997 agreement between Cablevision and At Home that is no longer in effect.  The GUCLT seeks monetary damages of “at least $12.5 million” due to the claimed failure by Cablevision to make alleged required payments to At Home during the 2001 calendar year.

On July 29, 2003, based on an agreed Stipulation filed jointly by Cablevision and the GUCLT, the Court dismissed the Delaware action with prejudice, other than solely with respect to the specific claims brought by the GUCLT in the California action.

YES Network

On April 29, 2002, Yankees Entertainment & Sports Network, LLC (the “YES Network”) filed a complaint and, on September 24, 2002, an amended complaint against the Company in the United States District Court, Southern District of New York.  The lawsuit arises from the failure of the YES Network and the Company to reach agreement on the carriage of programming of the YES Network (primarily New York Yankees baseball games and New Jersey Nets basketball games) on the Company’s cable television systems.  The amended complaint alleges a variety of anticompetitive acts and seeks declaratory judgments as to violations of laws, treble damages and injunctive relief, including an injunction requiring the Company to carry the YES Network on its cable television systems.  The Company believes that the claims set forth in the complaint are without merit.  As a result of the March 2003 agreement discussed below, the litigation with the YES Network has been stayed and, under the terms of the agreement, will ultimately be dismissed.

On March 31, 2003, YES Network and Cablevision reached an agreement pursuant to which Cablevision began carrying programming of the YES Network.  Under this agreement, Cablevision agreed to carry the YES Network programming for one year under interim arrangements while the parties sought to finalize the terms of a definitive long-term affiliation agreement and/or submitted the matter to arbitration.  The matter was ultimately submitted to arbitration.  The hearing before the arbitration panel ended in March 2004 and, through the arbitrators’ decision and a new written agreement by the parties, established the terms for a definitive long-term affiliation agreement that is effective retroactively to March 31, 2003.

As part of the original March 31, 2003 agreement, Cablevision agreed to pay YES Network for certain revenue reductions and expenses that YES Network experienced while the interim agreement was in place, under the “most favored nations” provisions of YES Network’s affiliation agreements with certain other distributors.  In light of the recent arbitration decision, no further indemnification payments are being made and appropriate refunds as to amounts already paid are expected.

Tracking Stock Litigation

In August 2002, purported class actions naming as defendants the Company and each of its directors were filed in the Delaware Chancery Court.  The actions, which allege breach of fiduciary duties and breach of contract with respect to the exchange of the Rainbow Media Group tracking stock for Cablevision NY Group common stock, were purportedly brought on behalf of all holders of publicly traded shares of Rainbow Media Group tracking stock.  The actions sought to (i) enjoin the exchange of Rainbow Media Group tracking stock for Cablevision NY Group common stock, (ii) enjoin any sales of “Rainbow Media Group assets,” or, in the alternative, award rescissory damages, (iii) if the exchange is completed, rescind it or award rescissory damages, (iv) award compensatory damages, and (v) award costs and disbursements.  The actions were consolidated into one action on September 17, 2002, and on October 3, 2002, the Company filed a motion to dismiss the consolidated action.  The action is currently stayed by agreement of the parties pending resolution of a related action brought by one of the plaintiffs to compel the inspection of certain books and records of the Company.  The Company believes the claims are without merit and intends to contest the lawsuits vigorously.

In August 2003, a purported class action naming as defendants the Company, directors and officers of the Company and certain current and former officers and employees of the Company’s Rainbow Media Holdings and American Movie Classics subsidiaries was filed in New York Supreme Court by the Teachers Retirement System of Louisiana.  The actions relate to the August 2002 Rainbow Media Group tracking stock exchange and allege, among other things, that the exchange ratio was based upon a price of the Rainbow Media Group tracking stock that was artificially deflated as a result of the improper recognition of certain expenses at the national services division of Rainbow Media Holdings.  The complaint alleges breaches by the individual defendants of fiduciary duties.  The complaint also alleges breaches of contract and unjust enrichment by the Company.  The complaint seeks monetary damages and such other relief as the court deems just and proper.  The Company intends to contest the lawsuit vigorously.  On October 31, 2003, the Company and other defendants moved to stay the action in favor of the previously filed actions pending in Delaware or, in the alternative, to dismiss for failure to state a claim.  The parties are awaiting a decision from the court on this motion.

Time Warner Litigation

On November 14, 2003, American Movie Classics Company filed an action against Time Warner Entertainment, L.P. in New York State Supreme Court for declaratory relief and damages caused by Time Warner’s anticipatory repudiation of its cable television affiliation agreement with American Movie Classics.  American Movie Classics filed that action as a result of Time Warner’s notice purporting to terminate the contract based upon their allegation that American Movie Classics had changed its programming.  The Company believes the notice was improper.  American Movie Classics is seeking a declaratory judgment that it is entitled to full performance of the agreement, and, at its option, is entitled to rescind the agreement and recover damages.  Time Warner filed an answer and counterclaims in December 2003 that, among other things, seeks a declaratory judgment as to its right to terminate the affiliation agreement, an injunction requiring American Movie Classics to deliver a classic films channel and damages for an alleged breach of contract.

Accounting Related Investigations

The Securities and Exchange Commission and the U.S. Attorney’s Office for the Eastern District of New York continue to conduct investigations into matters related to the improper expense recognition previously reported by the Company.

Item 6.                    Exhibits and Reports on Form 8-K

(a)           Exhibits.

4.1	Indenture dated as of April 6, 2004 relating to Cablevision’s $1,000,000,000 8% Senior Notes due 2012.
4.2	Indenture dated as of April 6, 2004 relating to Cablevision’s $500,000,000 floating rate Senior Notes due 2009.
4.3	Indenture dated as of April 6, 2004 relating to CSC Holdings’ $500,000,000 6-3/4% Senior Notes due 2012.
10.1	Employment Agreement, dated as of June 23, 2003, between Cablevision Systems Corporation and Thomas Rutledge.
31.1	Section 302 Certification of the CEO
31.2	Section 302 Certification of the CFO
32	Section 906 Certification of the CEO and CFO

(b)           Reports on Form 8-K.

Cablevision Systems Corporation filed current reports on Form 8-K with the Commission on March 3, 2004, March 29, 2004 and April 3, 2004.

CSC Holdings, Inc. filed current reports on Form 8-K with the Commission on March 3, 2004, March 29, 2004 and April 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CABLEVISION SYSTEMS CORPORATION
CSC HOLDINGS, INC

Date:	May 10, 2004		/s/ William J. Bell
		By:	William J. Bell as Vice Chairman, Director and Principal Financial Officer of Cablevision Systems Corporation and CSC Holdings, Inc.

Date:	May 10, 2004	By:	/s/ Andrew B. Rosengard
Andrew B. Rosengard as Executive Vice President, Finance and Principal Accounting Officer of Cablevision Systems Corporation and CSC Holdings, Inc.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS

Current Assets

Cash and cash equivalents	$205,334	$326,962
Accounts receivable trade (less allowance for doubtful accounts of $41,741 and $44,941)	354,770	355,835
Notes and other receivables, current	78,954	74,463
Investment securities, current	8,126	5,874
Prepaid expenses and other current assets	99,964	108,071
Feature film inventory, net	95,286	92,362
Deferred tax asset, current	50,521	66,649
Advances to affiliates	32,229	31,600
Derivative contracts	63,683	—
Assets held for sale	65,000	—
Total current assets	1,053,867	1,061,816

Property, plant and equipment, net	4,497,595	4,593,210
Investments in affiliates	26,688	25,449
Investment securities pledged as collateral	1,236,828	1,224,498
Notes and other receivables	89,656	95,815
Derivative contracts	502,725	586,894
Other assets	68,617	63,272
Long-term feature film inventory, net	373,514	303,393
Deferred carriage fees, net	124,035	119,225
Franchises, net of accumulated amortization of $2,730 and $2,552	735,201	735,362
Affiliation, broadcast and other agreements, net of accumulated amortization of $338,127 and $314,723	610,477	630,523
Other intangible assets, net of accumulated amortization of $36,125 and $32,427	244,268	159,268
Excess costs over fair value of net assets acquired	1,472,643	1,472,643
Deferred financing and other costs, net of accumulated amortization of $56,521 and $61,783	113,448	117,831
	$11,149,562	$11,189,199

See accompanying notes to
condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2004	December 31, 2003
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable	$358,143	$334,283
Accrued liabilities	889,588	853,026
Accounts payable to affiliates	13,355	10,231
Deferred revenue, current	73,385	117,709
Feature film and contract obligations	103,841	92,206
Liabilities under derivative contracts	40,501	38,968
Current portion of bank debt	—	111,039
Current portion of collateralized indebtedness	98,851	—
Current portion of capital lease obligations	15,140	15,636
Liabilities held for sale	65,000	—
Total current liabilities	1,657,804	1,573,098

Feature film and contract obligations, long-term	351,821	286,955
Deferred revenue	15,051	16,322
Deferred tax liability	206,544	289,055
Liabilities under derivative contracts	97,928	127,751
Other long-term liabilities	289,817	264,906
Bank debt, long-term	2,332,437	2,246,000
Collateralized indebtedness	1,532,463	1,617,620
Senior notes and debentures	3,692,931	3,692,699
Subordinated debentures	599,221	599,203
Notes payable	150,000	150,000
Capital lease obligations, long-term	65,624	69,220
Series H Redeemable Exchangeable Preferred Stock	434,181	434,181
Series M Redeemable Exchangeable Preferred Stock	1,110,113	1,110,113
Deficit investment in affiliates	45,326	41,111
Minority interests	584,892	580,766
Total liabilities	13,166,153	13,099,000

Preferred Stock of CSC Holdings, Inc.	80,001	80,001

Commitments and contingencies

Stockholders’ deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	—	—
CNYG Class A Common Stock, $.01 par value, 800,000,000 shares authorized, 241,461,437 and 241,408,518 shares issued and 219,645,210 and 219,592,291 shares outstanding	2,415	2,414
CNYG Class B Common Stock, $.01 par value, 320,000,000 shares authorized, 67,214,237 and 67,217,427 shares issued and outstanding	672	672
RMG Class A Common Stock, $.01 par value, 600,000,000 shares authorized, none issued	—	—
RMG Class B Common Stock, $.01 par value, 160,000,000 shares authorized, none issued	—	—
Paid-in capital	1,149,975	1,136,786
Accumulated deficit	(2,888,952)	(2,768,972)
	(1,735,890)	(1,629,100)
Treasury stock, at cost (21,816,227 shares)	(359,750)	(359,750)
Accumulated other comprehensive loss	(952)	(952)
Total stockholders’ deficiency	(2,096,592)	(1,989,802)
	$11,149,562	$11,189,199

See accompanying notes
to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003

Revenues, net	$1,187,137	$1,000,951

Operating expenses:
Technical and operating	618,306	470,523
Selling, general and administrative	312,087	246,634
Restructuring expense (credits)	2,790	(4,464)
Depreciation and amortization	263,519	256,688
	1,196,702	969,381

Operating income (loss)	(9,565)	31,570

Other income (expense):
Interest expense	(177,125)	(129,394)
Interest income	938	5,564
Equity in net loss of affiliates	(2,990)	(8,183)
Write-off of deferred financing costs	(1,187)	—
Gain on investments, net	14,622	7,385
Gain (loss) on derivative contracts, net	1,387	(10,708)
Minority interests	4,335	(55,541)
Miscellaneous, net	(549)	(1,288)
	(160,569)	(192,165)
Loss from continuing operations before income taxes	(170,134)	(160,595)
Income tax benefit	58,400	29,217

Loss from continuing operations	(111,734)	(131,378)
Loss from discontinued operations, net of taxes (including loss of $12,844 on the sale of the retail electronics business in 2003)	(810)	(19,944)

Loss before extraordinary item	(112,544)	(151,322)
Extraordinary loss on investment, net of taxes	(7,436)	—

Net loss	$(119,980)	$(151,322)

Basic and diluted net loss per share:

Loss from continuing operations	$(0.39)	$(0.47)

Loss from discontinued operations	$—	$(0.07)

Extraordinary loss	$(0.03)	$—

Net loss	$(0.42)	$(0.54)

Weighted average common shares (in thousands)	286,842	281,742

See accompanying notes to
condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2004 and 2003

(Dollars in thousands)

(Unaudited)

	2004	2003
Cash flows from operating activities:
Loss from continuing operations	$(111,734)	$(131,378)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	263,519	256,688
Equity in net loss of affiliates	2,990	8,183
Minority interests	(4,335)	11,911
Unrealized gain on investments, net	(14,622)	(7,385)
Write-off of deferred financing costs	1,187	—
Unrealized gain on derivative contracts	(7,803)	4,212
Amortization of deferred financing, discounts on indebtedness and other deferred costs	18,822	16,924
Compensation expense related to issuance of restricted stock	12,336	—
Tax benefit from exercise of stock options	297	456
Changes in assets and liabilities, net of effects of acquisitions and dispositions	(24,358)	(245,333)
Net cash provided by (used in) operating activities	136,299	(85,722)

Cash flows from investing activities:
Payment for acquisition	(84,738)	—
Capital expenditures	(141,111)	(166,276)
Proceeds from sale of equipment	721	9,669
Decrease in investment securities and other investments	—	3,769
Additions to intangible assets	(4,126)	(112)
Decrease in investments in affiliates, net	(14)	(3,844)
Net cash used in investing activities	(229,268)	(156,794)

Cash flows from financing activities:
Proceeds from bank debt	261,500	570,582
Repayment of bank debt	(286,102)	(574,350)
Issuance of common stock	557	928
Issuance of preferred stock	—	75,000
Net proceeds from collateralized indebtedness	—	314,029
Payments on capital lease obligations and other debt	(4,092)	(2,806)
Additions to deferred financing and other costs	(522)	(4,813)
Net cash provided by (used in) financing activities	(28,659)	378,570

Net increase (decrease) in cash and cash equivalents from continuing operations	(121,628)	136,054

Net effect of discontinued operations on cash and cash equivalents	—	(38,836)

Cash and cash equivalents at beginning of year	326,962	125,940

Cash and cash equivalents at end of period	$205,334	$223,158

See accompanying notes to
condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

NOTE 1.                BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Cablevision Systems Corporation and its majority owned subsidiaries (the “Company” or “Cablevision”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

NOTE 2.                RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The financial statements as of and for the three months ended March 31, 2004 and 2003 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s and CSC Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003.

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2004.

NOTE 3.                RECLASSIFICATIONS

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

NOTE 4.                COMPREHENSIVE LOSS

Comprehensive loss for the three months ended March 31, 2004 and 2003 equals the net loss for the respective periods.

NOTE 5.                LOSS PER SHARE

Basic and diluted net loss per common share are computed by dividing net loss by the weighted average number of common shares outstanding.  Potential dilutive common shares are not included in the computation as their effect would be antidilutive.

NOTE 6.                CASH FLOWS

For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

Other supplemental data for the three months ended March 31, 2004 and 2003 was as follows:

	Three Months Ended March 31,
	2004	2003
Supplemental Data:
Cash interest paid – continuing operations	$161,771	$119,715
Cash interest paid – discontinued operations	—	525
Income taxes paid (refunded), net	828	(303)
Restricted cash	17,438	4,686

NOTE 7.                TRANSACTIONS

In January 2004, Rainbow DBS, an indirect wholly-owned subsidiary of the Company, invested $100 for a 49% interest in DTV Norwich, an entity that acquired licenses at auction from the FCC to provide multichannel video distribution and data service in 46 metropolitan areas in the United States.  Concurrently with the equity investment, the Company funded DTV Norwich with an additional $84,600 loan for the acquisition of these licenses.

Rainbow DBS has also agreed to a put/call option with the other investor in DTV Norwich.  Once the FCC has irrevocably granted DTV Norwich its licenses, repayment of this loan is excused.  Rainbow DBS has a call option to purchase an additional 41% membership interest in DTV Norwich at an exercise price of $4,230.  If Rainbow DBS does not exercise the call option within 60 days following the grant of the licenses by the FCC, the agreement gives the other investor the right to put the 41% membership interest to Rainbow DBS at the same exercise price of $4,230.  If either party exercises its put or call option, the other investor will then have the right, for ten years, to put its remaining 10% interest to Rainbow DBS at fair value.

Pursuant to FIN 46, Consolidation of Variable Interest Entities, this entity is consolidated with the Company as of the date of the transaction.  The acquired licenses have been recorded in the accompanying balance sheet as other intangible assets and are deemed to have an indefinite life.  In connection with this transaction, the Company recognized an extraordinary loss of $7,436, net of taxes.

NOTE 8.                STOCK OPTION PLAN

The Company applies APB 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. The table below sets forth the pro forma net loss as if compensation cost was determined in accordance with Statement of Financial Accounting Standards No. 123 for options granted in 1995 through 2004:

	Three Months Ended March 31,
	2004	2003

Net loss:
Net loss, as reported	$(119,980)	$(151,322)
Add: Stock-based employee compensation expense included in reported net loss, net of taxes	6,381	4,050
Deduct: Stock-based employee compensation expense determined under fair value-based method, net of taxes	(7,498)	(9,684)
Pro forma net loss	$(121,097)	$(156,956)

Basic and diluted net loss per common share:
As reported	$(0.42)	$(0.54)
Pro forma	$(0.42)	$(0.56)

The Company estimated the fair value of each option grant using the Black-Scholes option pricing model. No options were granted during the three months ended March 31, 2004.  The following assumptions were used in calculating the fair values of options granted in 2003:

2003
Risk –free interest rate	2.7%
Volatility	61.0%
Dividend yield	0%
Average fair value	$9.74

NOTE 9.                NET ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

In accordance with the provisions of FIN 46, the assets and liabilities attributable to the Company’s investment in Northcoast Communications, LLC have been consolidated and classified in the consolidated balance sheet as of March 31, 2004 as assets and liabilities held for sale and consist of the following:

Cash, receivables, inventory, prepaid and other assets	$7,614
Property, equipment and PCS licenses	57,386
Total assets held for sale	$65,000

Accounts payable and accrued expenses	$13,263
Other liabilities	51,737
Total liabilities held for sale	$65,000

The operations of the retail electronics stores transferred in March 2003, including applicable restructuring charges (credits), have been classified as discontinued operations, net of taxes, in the consolidated statements of operations for all periods presented.

Operating results of discontinued operations, including the loss on the disposal of the retail electronics business in March 2003 of $12,844, are summarized as follows:

Revenues, net	$30,842
Loss before income taxes	(16,323)
Income tax expense	(3,621)
Net loss	$(19,944)

For the three months ended March 31, 2004, the Company recorded an additional loss, net of taxes, of approximately $810 that related to film asset adjustments that were finalized in connection with the sale of Bravo Company in December 2002.

NOTE 10.              RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities.  FIN 46, as revised in December 2003, addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with voting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities.  For all variable interest entities created prior to February 1, 2003, the Company was required to apply the provisions of FIN 46 by March 31, 2004.  For variable interest entities created subsequent to January 31, 2003, FIN 46 was effective in 2003.  The Company has consolidated its investment in Northcoast Communications, LLC at March 31, 2004 and its investment in DTV Norwich as of the transaction date.

NOTE 11.              DEBT

In March 2004, borrowings under the Madison Square Garden (“MSG”) (a wholly-owned subsidiary of Regional Programming Partners) credit facility were repaid in full and the credit facility was terminated with proceeds from an equity contribution from Regional Programming Partners, a 60% owned subsidiary of Rainbow Media Holdings.

NOTE 12.              INCOME TAXES

The income tax benefit attributable to continuing operations for the three months ended March 31, 2004 of $58,400 differs from the income tax benefit derived from applying the statutory federal rate to pretax loss due principally to the impact of non-deductible preferred stock dividends, state taxes and an increase to the valuation allowance of $1,468 relating to certain state net operating loss carry forwards.

The income tax benefit attributable to continuing operations for the three months ended March 31, 2003 of $29,217 differs from the income tax benefit derived from applying the statutory federal rate to pretax loss due principally to the impact of non-deductible preferred stock dividends, a non-deductible expense related to the exchange right and put option related to the Series A Preferred Stock of CSC Holdings, state taxes and an adjustment to the deferred tax rate.

NOTE 13.              RESTRUCTURING

The following table summarizes the accrued restructuring liability related to the 2001 restructuring plan for continuing operations:

	Employee Severance	Facility Realignment and Other Costs	Total
Balance at December 31, 2003	$3	$19,212	$19,215
Additional credits	—	(605)	(605)
Payments	(3)	(1,039)	(1,042)
Balance at March 31, 2004	$—	$17,568	$17,568

The following table summarizes the accrued restructuring liability related to the 2002 restructuring plan for continuing operations:

	Employee Severance	Facility Realignment and Other Costs	Total
Balance at December 31, 2003	$207	$39,623	$39,830
Additional charges (credits)	20	(568)	(548)
Payments	(132)	(498)	(630)
Balance at March 31, 2004	$95	$38,557	$38,652

The following table summarizes the accrued restructuring liability related to the 2003 restructuring plan for continuing operations:

Employee Severance
Balance at December 31, 2003	$2,258
Additional charges	26
Payments	(1,368)
Balance at March 31, 2004	$916

In connection with the acquisition of Fox Sports Net Chicago in December 2003, the Company consolidated a restructuring liability of $380 relating to facility realignment costs.  As of March 31, 2004, no payments were made against this liability.

In 2004, the Company eliminated certain staff positions and incurred severance costs aggregating $3,917, of which approximately $1,391 was paid as of March 31, 2004.

At March 31, 2004, approximately $31,870 of the total restructuring liability was classified as a current liability in the consolidated balance sheet.

NOTE 14.              INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at March 31, 2004 and December 31, 2003:

	March 31, 2004	December 31, 2003
Gross carrying amount of amortizable intangible assets
Franchises	$6,083	$6,066
Affiliation agreements	786,903	794,186
Broadcast rights	152,943	142,302
Player contracts	8,758	8,758
Other intangibles	193,862	189,796
	1,148,549	1,141,108

Accumulated amortization
Franchises	2,730	2,552
Affiliation agreements	268,391	248,595
Broadcast rights	61,753	58,507
Player contracts	7,983	7,621
Other intangibles	36,125	32,427
	376,982	349,702

Unamortizable intangible assets
Franchises	731,848	731,848
FCC licenses	86,531	1,899
Excess costs over the fair value of net assets acquired	1,472,643	1,472,643
	2,291,022	2,206,390

Total intangibles	$3,062,589	$2,997,796

Aggregate amortization expense
Three Months Ended March 31, 2004 and year ended December 31, 2003	$27,298	$82,636

Estimated amortization expense
Year ending December 31, 2004		$101,898
Year ending December 31, 2005		89,398
Year ending December 31, 2006		85,835
Year ending December 31, 2007		83,985
Year ending December 31, 2008		83,043

There were no changes in the carrying amount of excess costs over the fair value of net assets acquired for the three months ended March 31, 2004.

NOTE 15.     BENEFIT PLANS

The Company has a Cash Balance Retirement Plan (the “Retirement Plan”) for the benefit of employees other than those of the theater business. Under the Retirement Plan, the Company will credit a certain percentage of eligible base pay into an account established for each participant which will earn a market based rate of return annually.  Components of the net periodic pension cost for the Retirement Plan for the three months ended March 31, 2004 and 2003 are as follows:

	2004	2003
	(estimated)
Service cost	$6,184	$5,762
Interest cost	1,267	1,024
Expected return on plan assets	(1,498)	(1,051)

Net periodic benefit cost	$5,953	$5,735

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute approximately $26,900 to its pension plan in 2004.  As of March 31, 2004, $5,160 of contributions has been made.

NOTE 16.              SEGMENT INFORMATION

The Company’s reportable segments are strategic business units that are managed separately.  The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income (loss) before depreciation and amortization, stock plan income or expense and restructuring charges or credits).

	Three Months Ended March 31,
	2004	2003
Revenues, net from continuing operations
Telecommunications Services	$740,068	$633,804
Rainbow	263,412	176,824
Madison Square Garden	204,517	208,406
Rainbow DBS	1,014	—
All other	17,479	18,587
Intersegment eliminations	(39,353)	(36,670)
Total	$1,187,137	$1,000,951

Adjusted operating cash flow from continuing operations
Telecommunications Services	$275,047	$242,889
Rainbow	76,176	34,704
Madison Square Garden	(19,822)	14,153
Rainbow DBS	(44,964)	(1,650)
All Other	(18,692)	681
Total	$267,745	$290,777

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three Months Ended March 31,
	2004	2003
Revenues, net from continuing operations
Total revenue for reportable segments	$1,209,011	$1,019,034
Other revenue and intersegment eliminations	(21,874)	(18,083)
Total consolidated revenue	$1,187,137	$1,000,951

Adjusted operating cash flow to loss from continuing operations before income taxes
Total adjusted operating cash flow for reportable segments	$286,437	$290,096
All Other adjusted operating cash flow	(18,692)	681
Items excluded from adjusted operating cash flow:
Depreciation and amortization	(263,519)	(256,688)
Stock plan expense	(11,001)	(6,983)
Restructuring (expense) credits	(2,790)	4,464
Interest expense	(177,125)	(129,394)
Interest income	938	5,564
Equity in net loss of affiliates	(2,990)	(8,183)
Write-off of deferred financing costs	(1,187)	—
Gain on investments, net	14,622	7,385
Gain (loss) on derivative contracts, net	1,387	(10,708)
Minority interests	4,335	(55,541)
Miscellaneous, net	(549)	(1,288)
Loss from continuing operations before income taxes	$(170,134)	$(160,595)

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States.

The Company does not have a single external customer which represents 10 percent or more of its consolidated revenues.

NOTE 17.              LEGAL MATTERS

The Company is party to various lawsuits, some involving substantial amounts.  Although the outcome of these matters cannot be predicted with certainty, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial position, results of operations or liquidity of the Company.

At Home

On April 25, 2001, At Home Corporation commenced a lawsuit in the Court of Chancery of the State of Delaware alleging that Cablevision had breached its obligations under certain agreements with At Home.  The suit sought a variety of remedies including:  rescission of the agreements between At Home and Cablevision and cancellation of all warrants held by Cablevision, damages, and/or an order prohibiting Cablevision from continuing to offer its Optimum Online service and requiring it to convert its Optimum Online customers to the

Optimum@Home service and to roll out the Optimum@Home service.  On September 28, 2001, At Home filed a petition for reorganization in federal bankruptcy court.  In connection with the liquidation of At Home, the claims in this lawsuit, among others, were assigned to the General Unsecured Creditors Liquidated Trust (“GUCLT”).

On June 26, 2003, the GUCLT initiated a separate action against Cablevision in the United States District Court for the Northern District of California. The California action stems from a May 1997 agreement between Cablevision and At Home that is no longer in effect.  The GUCLT seeks monetary damages of “at least $12,500” due to the claimed failure by Cablevision to make alleged required payments to At Home during the 2001 calendar year.

On July 29, 2003, based on an agreed Stipulation filed jointly by Cablevision and the GUCLT, the Court dismissed the Delaware action with prejudice, other than solely with respect to the specific claims brought by the GUCLT in the California action.

YES Network

On April 29, 2002, Yankees Entertainment & Sports Network, LLC (the “YES Network”) filed a complaint and, on September 24, 2002, an amended complaint against the Company in the United States District Court, Southern District of New York.  The lawsuit arises from the failure of the YES Network and the Company to reach agreement on the carriage of programming of the YES Network (primarily New York Yankees baseball games and New Jersey Nets basketball games) on the Company’s cable television systems.  The amended complaint alleges a variety of anticompetitive acts and seeks declaratory judgments as to violations of laws, treble damages and injunctive relief, including an injunction requiring the Company to carry the YES Network on its cable television systems.  The Company believes that the claims set forth in the complaint are without merit.  As a result of the March 2003 agreement discussed below, the litigation with the YES Network has been stayed and, under the terms of the agreement, will ultimately be dismissed.

On March 31, 2003, YES Network and Cablevision reached an agreement pursuant to which Cablevision began carrying programming of the YES Network.  Under this agreement, Cablevision agreed to carry the YES Network programming for one year under interim arrangements while the parties sought to finalize the terms of a definitive long-term affiliation agreement and/or submitted the matter to arbitration.  The matter was ultimately submitted to arbitration.  The hearing before the arbitration panel ended in March 2004 and, through the arbitrators’ decision and a new written agreement by the parties, established the terms for a definitive long-term affiliation agreement that is effective retroactively to March 31, 2003.

As part of the original March 31, 2003 agreement, Cablevision agreed to pay YES Network for certain revenue reductions and expenses that YES Network experienced while the interim agreement was in place, under the “most favored nations” provisions of YES Network’s affiliation agreements with certain other distributors.  In light of the recent arbitration decision, no further indemnification payments are being made and appropriate refunds as to amounts already paid are expected.

Tracking Stock Litigation

In August 2002, purported class actions naming as defendants the Company and each of its directors were filed in the Delaware Chancery Court.  The actions, which allege breach of fiduciary duties and breach of contract with respect to the exchange of the Rainbow Media Group tracking stock for Cablevision NY Group common stock, were purportedly brought on behalf of all holders of publicly traded shares of Rainbow Media Group tracking stock.  The actions sought to (i) enjoin the exchange of Rainbow Media Group tracking stock for Cablevision NY Group common stock, (ii) enjoin any sales of “Rainbow Media Group assets,” or, in the alternative, award rescissory damages, (iii) if the exchange is completed, rescind it or award rescissory damages, (iv) award compensatory damages, and (v) award costs and disbursements.  The actions were consolidated into one action on September 17, 2002, and on October 3, 2002, the Company filed a motion to dismiss the consolidated action.  The action is currently stayed by agreement of the parties pending resolution of a related action brought by one of the plaintiffs to compel the inspection of certain books and records of the Company.  The Company believes the claims are without merit and intends to contest the lawsuits vigorously.

In August 2003, a purported class action naming as defendants the Company, directors and officers of the Company and certain current and former officers and employees of the Company’s Rainbow Media Holdings and American Movie Classics subsidiaries was filed in New York Supreme Court by the Teachers Retirement System of Louisiana.  The actions relate to the August 2002 Rainbow Media Group tracking stock exchange and allege, among other things, that the exchange ratio was based upon a price of the Rainbow Media Group tracking stock that was artificially deflated as a result of the improper recognition of certain expenses at the national services division of Rainbow Media Holdings.  The complaint alleges breaches by the individual defendants of fiduciary duties.  The complaint also alleges breaches of contract and unjust enrichment by the Company.  The complaint seeks monetary damages and such other relief as the court deems just and proper.  The Company intends to contest the lawsuit vigorously.  On October 31, 2003, the Company and other defendants moved to stay the action in favor of the previously filed actions pending in Delaware or, in the alternative, to dismiss for failure to state a claim.  The parties are awaiting a decision from the court on this motion.

Time Warner Litigation

On November 14, 2003, American Movie Classics filed an action against Time Warner Entertainment, L.P. in New York State Supreme Court for declaratory relief and damages caused by Time Warner’s anticipatory repudiation of its cable television affiliation agreement with American Movie Classics.  American Movie Classics filed that action as a result of Time Warner’s notice purporting to terminate the contract based upon their allegation that American Movie Classics had changed its programming.  The Company believes the notice was improper.  American Movie Classics is seeking a declaratory judgment that it is entitled to full performance of the agreement, and, at its option, is entitled to rescind the agreement and recover damages.  Time Warner filed an answer and counterclaims in December 2003 that, among other things, seeks a declaratory judgment as to its right to terminate the affiliation agreement, an injunction requiring American Movie Classics to deliver a classic films channel and damages for an alleged breach of contract.

Accounting Related Investigations

The Securities and Exchange Commission and the U.S. Attorney’s Office for the Eastern District of New York continue to conduct investigations into matters related to the improper expense recognition previously reported by the Company.

NOTE 18.              PREFERRED STOCK OF CSC HOLDINGS

In February 2003, Quadrangle Capital Partners LP, a private investment firm, invested $75,000 in CSC Holdings, in the form of 10% Series A Exchangeable Participating Preferred Stock convertible into Cablevision NY Group Class A common stock.  In connection with the issuance of the Series A preferred stock to Quadrangle, CSC Holdings entered into an agreement with Quadrangle which grants Quadrangle the right to require CSC Holdings to purchase the preferred stock (“put option”) for cash or through the issuance of registered equity securities of Cablevision, at CSC Holdings’ option.  The exchange right and the put option have been accounted for as a derivative.  Accordingly, the fair value of the exchange right and the put option of $38,618 at March 31, 2004 and December 31, 2003 has been reflected as a liability under derivative contracts in the accompanying consolidated balance sheets.

In October 2003, Quadrangle exercised its “put option” to require CSC Holdings to purchase all of its Series A preferred stock.  The Company is in discussions with Quadrangle as to the process for determining the put price.  Subsequent to its issuance in February 2003, on April 1, July 1 and October 1, 2003, dividends on the Series A preferred stock were paid through the issuance of additional shares of Series A preferred stock.  CSC Holdings has not declared or paid any dividends subsequent to October 1, 2003.

NOTE 19.              SUBSEQUENT EVENTS

In April 2004, Cablevision issued $1,000,000 face amount of 8% senior notes due 2012 and $500,000 face amount of floating rate senior notes due 2009.  In addition, CSC Holdings issued $500,000 face amount of 6-3/4% senior notes due 2012.

In May 2004, CSC Holdings redeemed all of the following securities: its 11-3/4% Series H Redeemable Exchangeable Preferred Stock; its 11-1/8% Series M Redeemable Exchangeable Preferred Stock; its 9-7/8% Senior Subordinated Debentures due 2013; and, its 9-7/8% Senior Subordinated Debentures due 2023.

In April 2004, Rainbow DBS entered into a ten-year lease agreement for transponder space on a satellite, commencing in October 2004.  Rainbow Media Holdings issued letters of credit for $19,800 as a security deposit.  Rainbow DBS will initially lease 13 transponders, increasing to 16 in January 2005, with the option of leasing additional transponders.

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains statements that constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995, including restructuring charges, availability under credit facilities, levels of capital expenditures, sources of funds and funding requirements, among others.  Investors are cautioned that such forward looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward looking statements as a result of various factors.  Factors that may cause such differences to occur include but are not limited to:

•      the level of our revenues;

•      video subscriber demand and growth;

•      demand for and growth of our digital cable and VOOMSM service, which are impacted by competition from other services, such as DBS, and the other factors set forth below;

•      the cost of programming and industry conditions;

•      the regulatory environment in which we operate;

•      developments in the government investigations relating to improper expense accruals;

•      the outcome of litigation and other proceedings, including the matters described under “Legal Proceedings”;

•      general economic conditions in the areas in which we operate;

•      demand for advertising time and space;

•      our ability to obtain programming for our programming business and maintain and renew affiliation agreements for those businesses;

•      the level of capital expenditures;

•      the level of our expenses, including costs of our new services, such as expenses related to the introduction of our digital cable service and the development of our Voice over Internet Protocol voice and data services;

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

•      the health and performance of our Rainbow 1 DBS satellite;

•      the ability of Rainbow DBS to acquire and retain large numbers of subscribers to its VOOMSM service at a reasonable subscriber acquisition cost;

•      our ability to obtain adequate financing at a reasonable cost to cover the funding needs of our Rainbow DBS business;

•      our ability to successfully and timely complete our planned spin off of an entity owning our Rainbow DBS business, certain of Rainbow Media Holdings’ national entertainment services and Clearview Cinemas; and

•      the factors described in our filings with the Securities and Exchange Commission, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained therein.

We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.

Summary

Our future performance is dependent, to a large extent, on general economic conditions including capital market characteristics, the effectiveness of direct competition, our ability to manage our businesses effectively, and our relative strength and leverage in the marketplace, both with suppliers and customers.

Telecommunications

In our Telecommunications segment we derive revenues principally through monthly payments by subscribers to our cable television systems.  These monthly payments include charges for cable television, as well as, in many cases, equipment rental, pay-per-view charges, high-speed Internet access and charges for voice service.  Revenue increases are derived from price increases, increases in the number of subscribers to our cable television systems, and increases in the number and changes in the type of programming and services sold to our existing subscribers.  We also derive revenues from the sale of advertising time available to cable television systems.  Revenues from advertising vary based upon the number and demographics of our subscribers who view the programming carried on our cable television systems.

By far the most serious challenge we face in our provision of cable television services, which accounted for 50% of our revenues in 2003, comes from competition from the direct broadcast satellite business.  There are two major providers of DBS service in the United States, each with significantly higher numbers of subscribers than we have.  This size allows the DBS providers certain advantages, especially in the pricing they pay for programming.  In addition, the cable television operators like the Company must pay local franchises up to 5% of our cable television revenues as a fee for operating in the municipalities we serve.  Direct broadcast satellite providers do not pay these fees.  The combination of these two factors may lead to retail pricing advantages for the DBS providers.  Recent subscriber decreases in the cable business, reversing the historical trend of consistent annual increases in penetration, most likely reflect these pricing advantages, as well as the fact that our penetration rate is now averaging approximately 73% in most areas, which limits our ability to add new subscribers.  We intend to counter these advantages by “bundling” our service offerings with products that the DBS companies cannot efficiently provide at this time, such as high-speed Internet access and Internet protocol voice service carried over the cable distribution plant, as well as by providing “on demand” services that are currently unavailable to a DBS subscriber.

Our high-speed Internet access business, which accounted for 10% of our revenues in 2003, faces competition from DSL providers.  These providers have become increasingly aggressive in their pricing strategies in recent years, and customers may decide that a reduced price is more important to them than the superior speed that cable modems provide.  Also, the telephone companies may find technological or other solutions to upgrade their service offering, providing additional competition for our service offering.  In addition, with 38% of our basic subscribers now subscribing to our high-speed Internet service, opportunities to expand that base at the current pace may be limited.  The recent gains in cable modem penetration may therefore not be indicative of the results we achieve in the future.

Our consumer Voice over Internet Protocol voice and data offering, which is in its initial rollout stage, is competitive with incumbent offerings primarily on the basis of pricing, where unlimited continental long distance, regional and local calling, together with certain features for which the incumbent providers charge extra, are offered at one low price.  To the extent the incumbents, who have financial resources that exceed those of the Company, decide to meet our pricing or reduce their pricing and features, strategies, future growth and success of this business may be impaired.  The regulatory framework for cable modem service and Voice over Internet Protocol service is being developed and differing regulatory alternatives will be considered, including increased regulation.

Lightpath, our commercial telephone and broadband business, operates in the most competitive business telecommunication market in the country and competes against the very largest telecommunication companies — both incumbent local exchange companies, other competitive local exchange companies and long distance companies.  To the extent that dominant market leaders decide to reduce their prices, future success of the Company may be impaired.  The trend in business communications has been shifting from a wired voice medium to a wireless, data medium.  Should this trend accelerate dramatically, future growth of the Company may be impaired.

Rainbow

In our Rainbow segment, which accounted for 18% of our 2003 revenues, we earn revenues in two principal ways.  First, we receive payments from operators of cable television systems and satellite services.  These revenues are earned under multi-year affiliation agreements with those companies.  The specific affiliate fees we earn vary from operator to operator and also vary among our networks. The second principal source of revenues in this segment is from advertising.  Under our agreements with cable and satellite operators we have the right to sell a specific amount of advertising time on our programs.  Our advertising revenues are more variable than affiliate fees.  This is because most of our advertising is sold on a short-term basis, not under long-term contracts.  Also our advertising revenues vary based upon the popularity of our programming which is tracked by rating services.

We seek to grow our revenues in the Rainbow segment by increasing the number of cable systems and satellite providers that carry our services and the number of subscribers to cable systems and satellite services that receive our programming.  We refer to this as our “penetration.”  AMC, which is widely distributed, has less ability to increase its penetration than newer, less penetrated services.  Cable operators and satellite providers are increasingly interested in obtaining financial payments in return for carrying new services.  These payments take the form of marketing support or direct payments for carriage.  We seek to increase our advertising revenues through intensified marketing but, ultimately, the level of our advertising revenues are directly related to the penetration of our services and the popularity (including within desirable demographic groups) of our services.

The principal goals for us in this segment are to increase our affiliation fees and our advertising revenues through increasing penetration of our national services.  To do this we must continue to contract for and produce high-quality, attractive programming.  Our greatest challenge arises from the increasing concentration of subscribers in the hands of a few cable television operators and satellite providers.  This concentration increases the power of those operators and providers and could adversely affect our ability to increase the penetration of our services or even result in decreased penetration.  In addition, this concentration gives those operators and providers greater leverage in negotiating the pricing and other terms of affiliation agreements.  Moreover, as a result of this concentration the impact from a loss of any one of our major affiliate relationships becomes more severe.

In December 2003, Regional Programming Partners completed the acquisition of the 50% interests in Fox Sports Net Bay Area and Fox Sports Net Chicago that it did not already own in a transaction that was accounted for as a purchase.  As a result, as of December 18, 2003, we have begun to consolidate the results of Fox Sports Net Bay Area and Fox Sports Net Chicago.  The consolidation will increase the revenues and expenses in our Rainbow segment, although the amount of revenues that the Rainbow segment will receive from Fox Sports Net Chicago are likely to decline in later periods as a result of the loss of the professional sports team rights in the Chicago area.

Madison Square Garden

Madison Square Garden, which accounted for 18% of our 2003 revenues, consists of professional sports teams (principally the New York Knicks of the National Basketball Association (“NBA”) and the New York Rangers of the National Hockey League (“NHL”), the MSG Network sports programming business, and an entertainment business, which operates the Madison Square Garden arena, Radio City Music Hall, the Hartford Civic Center and Rentschler Field, faces competitive challenges unique to these activities.  We derive revenues in this segment primarily from the sale of tickets, including luxury box rentals, to sporting and entertainment events and from rental rights fees paid to this segment by promoters that present events at Madison Square Garden and Radio City Music Hall.  We also derive revenue from the sale of advertising at the entertainment venues, from food, beverage and merchandise sales at the venues and from the licensing of our trademarks.  MSG Network derives its revenues from affiliate fees paid by cable television and satellite providers, sales of advertising, and from rights fees paid to this segment by broadcasters (TV and radio) and programming services that telecast events of sports teams which are under contract with MSG Network.  MSG Network carries Knicks and Ranger games, so that, like the rest of this segment, its performance is related to the performance of the teams.  All of these revenues are ultimately dependent upon the quality of our sporting and entertainment events.

Our sports teams’ financial success is dependent on their ability to generate advertising sales, paid attendance, luxury box rentals, and food and merchandise sales.  To a large extent, the ability of the team to build excitement among fans and therefore produce higher revenue streams, depends on the teams’ winning performance, which generates regular season and playoff attendance, and which supports increases in prices charged for tickets, luxury box rentals, and advertising placement.  Each team’s success is dependent on its ability to acquire highly competitive players.  Although players are most often highly compensated, future successful performance is not certain.  The governing bodies of the NBA and the NHL have the power and authority to take certain actions that they deem to be in the best interest of their respective leagues, which may not necessarily be consistent with maximizing MSG’s results of operations.  The Collective Bargaining Agreement (“CBA”) between the National Hockey League and the National Hockey League Players Association expires on September 14, 2004.  Unless a successor CBA is reached by the expiration date, or the parties agree to extent the term of the CBA, it is possible that the 2004/05 season may not begin as scheduled and this in turn may result in a shortened or canceled season which could negatively impact operating results.

Our sports programming business’ success is affected by our ability to secure desired programming of a variety of professional sports teams in addition to our proprietary programming. The success of the teams that are telecast by us will impact our revenues from distribution and from the rates charged for affiliation and advertising.

Our entertainment business is largely dependent on the continued success of our Radio City Christmas Spectacular and our touring Christmas shows, as well as availability of, and our venues’ ability to attract, concerts, family shows and events.

Rainbow DBS

Rainbow DBS launched its VOOMSM service on October 15, 2003.  It has not yet produced any meaningful revenues.  As of April 30, 2004, this business had approximately 8,000 activated customers.  The principal challenge for this business is to attract a sufficient subscriber base to reach and exceed a break-even point and to do so with subscriber acquisition and other costs that are within its funding capabilities.  There can be no assurance that it will be able to do so.

Recent Transactions

2004 Transaction.  In 2004, Rainbow DBS invested approximately $85,000 in exchange for a substantial interest in an entity that recently acquired licenses from the FCC to provide multichannel video distribution and data service in 46 metropolitan areas in the United States.

2003 Transactions.  In March 2003, the Company transferred the stock of its wholly-owned subsidiary, Cablevision Electronics Investments, Inc. to GBO Electronics Acquisition, LLC.

In May 2003, Northcoast Communications, an unconsolidated subsidiary of CSC Holdings, completed its sale of PCS licenses to Verizon Wireless for approximately $763.0 million in cash.  Of the proceeds, approximately $51.0 million was used by Northcoast Communications to retire debt.  The remaining proceeds, after payment of expenses, were distributed to the partners of Northcoast Communications, including the Company.

In July 2003, the Company repurchased MGM’s 20% interest in each of AMC, The Independent Film Channel (“IFC”) and WE: Women’s Entertainment.

In December 2003, Regional Programming Partners acquired Fox Sports Networks’ 50% interest in each of Fox Sports Net Chicago and Fox Sports Net Bay Area pursuant to Fox Sports Networks’ exercise of its contractual put right.

The above transactions completed in 2004 and 2003 are collectively referred to as the “Transactions.”

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA

	Three Months Ended March 31,
	2004		2003		(Increase) Decrease in Net Loss
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)
Revenues, net	$1,187,137	100%	$1,000,951	100%	186,186

Operating expenses:
Technical and operating	618,306	52	470,523	47	(147,783)
Selling, general and administrative	312,087	26	246,634	25	(65,453)
Restructuring expense (credits)	2,790	—	(4,464)	—	(7,254)
Depreciation and amortization	263,519	22	256,688	26	(6,831)
Operating income (loss)	(9,565)	(1)	31,570	3	(41,135)
Other income (expense):
Interest expense, net	(176,187)	(15)	(123,830)	(12)	(52,357)
Equity in net loss of affiliates	(2,990)	—	(8,183)	(1)	5,193
Write-off of deferred financing costs	(1,187)	—	—	—	(1,187)
Gain on investments, net	14,622	1	7,385	1	7,237
Gain (loss) on derivative contracts, net	1,387	—	(10,708)	(1)	12,095
Minority interests	4,335	—	(55,541)	(6)	59,876
Miscellaneous, net	(549)	—	(1,288)	—	739
Loss from continuing operations before taxes	(170,134)	(14)	(160,595)	(16)	(9,539)
Income tax benefit	58,400	5	29,217	3	29,183
Loss from continuing operations	(111,734)	(9)	(131,378)	(13)	19,644
Loss from discontinued operations, net of taxes	(810)	—	(19,944)	(2)	19,134
Loss before extraordinary item	(112,544)	(9)	(151,322)	(15)	38,778
Extraordinary loss on investment, net of taxes	(7,436)	(1)	—	—	(7,436)
Net loss	$(119,980)	(10)%	$(151,322)	(15)%	$31,342

Comparison of Three Months Ended March 31, 2004 Versus Three Months Ended March 31, 2003

Consolidated Results – Cablevision Systems Corporation

Revenues, net for the three months ended March 31, 2004 increased $186.2 million (19%) as compared to revenues for the same period in the prior year.  The net increase is attributable to the following:

(dollars in millions)

Increase in revenue from high-speed data services	$47.6
Increased revenue in Rainbow Media Holdings’ programming services excluding those of Madison Square Garden	87.6
Higher revenue per cable television subscriber primarily attributable to rate increases	36.9
Increased revenue from developing VoIP business	8.2
Decrease in Madison Square Garden’s revenue	(3.9)
Other net increases	9.8
$186.2

Technical and operating expenses include primarily:

•                  cable programming costs which are costs paid to programmers, net of amortization of any launch support received, for cable content and are generally paid on a per-subscriber basis,

•                  network management and field service costs which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections,

•                  contractual rights payments to broadcast certain live sporting events and contractual payments pursuant to employment agreements with professional sports teams personnel,

•                  programming and production costs of our Rainbow businesses, and

•                  interconnection, call completion and circuit fees relating to our telephony business.

Technical and operating expenses for the three months ended March 31, 2004 increased $147.8 million (31%) compared to the same period in 2003.  The net increase is attributable to the following:

(dollars in millions)

Increase in Rainbow and MSG programming and production costs, including contractual rights	$77.8
Increase in programming costs, including YES Network programming and indemnification costs of $17.2 million	39.3
Costs incurred in connection with our direct broadcast satellite service	19.1
Increase in network management and field service costs	10.4
Other net increases	1.2
$147.8

As a percentage of revenues, technical and operating expenses increased 5% during the three months ended March 31, 2004 as compared to the same period in 2003.

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, costs of facilities and costs of customer call centers.  Selling, general and administrative expenses increased $65.5 million (27%) for the three months ended

March 31, 2004 as compared to the same periods in 2003.  The net increase is attributable to the following:

(dollars in millions)

Costs incurred in connection with the marketing of our direct broadcast satellite service	$23.7
Reinstatement of management bonuses and increase in employee bonuses in certain divisions	9.8
Legal expenses relating to the YES Network dispute	8.8
Higher expenses relating to a long—term incentive plan	8.1
Increase in sales and marketing costs	6.6
Increase in general and administrative costs	4.4
Increase in stock plan expenses primarily attributable to vesting of restricted stock	4.0
Increase in customer service costs	3.4
Other net decreases	(3.3)
$65.5

Restructuring charges amounted to $2.8 million for the three months ended March 31, 2004 compared to a restructuring credit of $4.5 million for the three months ended March 31, 2003.  The 2004 charge resulted from severance costs of $3.9 million and a $(1.1) million adjustment to provisions previously recorded in connection with the 2001 and 2002 restructuring plans.  The credit in 2003 resulted primarily from reductions to provisions previously recorded in connection with the 2001 and 2002 restructuring plans due to changes in estimates of lease termination costs.

Depreciation and amortization expense increased $6.8 million (3%) for the three months ended March 31, 2004 as compared to the same period in 2003.  The net increase resulted primarily from amortization of acquired intangibles, partly offset by a decrease in depreciation expense resulting from lower losses on disposal of fixed assets.

Net interest expense increased $52.4 million (42%) during the three months ended March 31, 2004 as compared to the same period in 2003.  Approximately $43.6 million of the increase resulted from the classification of dividends on CSC Holdings’ Series H and Series M Redeemable Preferred Stock as interest expense in connection with the implementation of Statement of Financial Accounting Standards No. 150 as of July 1, 2003 and the resulting inclusion of such dividends for the three months ended March 31, 2004 in interest expense.  The remaining increase of $8.8 million was primarily attributable to higher overall average debt balances, partly offset by lower average interest rates (weighted average of 6.1% in the 2004 period as compared to 6.4% in the 2003 period), and reduced interest income ($0.9 million in the 2004 period as compared to $5.6 million in the 2003 period).

Equity in net loss of affiliates decreased to $3.0 million in the three months ended March 31, 2004 from $8.2 million in the same period in 2003.  Such amounts consist of the Company’s share of the net income or loss of certain businesses in which the Company has varying minority ownership interests.

Write-off of deferred financing costs of $1.2 million in 2004 consisted of costs written off in connection with amendments to, or termination of, certain of the Company’s credit agreements.

Gain on investments, net for the three months ended March 31, 2004 and 2003 of $14.6 million and $7.4 million, respectively, consists of the net increase in the fair value of Charter Communications, Adelphia Communications, AT&T, AT&T Wireless, Inc., Comcast, General Electric, and Leapfrog common stock.

Gain (loss) on derivative contracts, net for the three months ended March 31, 2004 and 2003 consists of the following:

	Three Months Ended March 31,
	2004	2003
	(dollars in millions)
Unrealized gain (loss) due to the change in fair value of the Company’s prepaid forward contracts relating to the AT&T, AT&T Wireless, Comcast, Charter Communications, General Electric Leapfrog and Adelphia Communications shares	$(15.5)	$8.6
Unrealized loss on exchange right and put option related to CSC Holdings’ Series A Preferred Stock	—	(27.3)
Unrealized and realized gain on interest rate swap contracts	16.9	8.0
	$1.4	$(10.7)

Minority interests represent other parties’ shares of the net income (loss) of entities which are not entirely owned by us but which are consolidated in our financial statements.  For the three months ended March 31, 2004 and 2003 minority interests consists of the following:

	Three Months Ended March 31,
	2004	2003
	(dollars in millions)
Fox Sports Networks’ 40% share of the net income (loss) of Regional Programming Partners	$4.6	$(2.7)
MGM’s 20% share of the net income or loss of AMC, IFC and WE	—	(7.7)
CSC Holdings’ Series H and Series M Preferred Stock dividend requirements through June 30, 2003*	—	(43.6)
CSC Holdings’ Series A Preferred Stock dividend requirements	—	(1.2)
Other	(0.3)	(0.3)
	$4.3	$(55.5)

*                             Beginning July 1, 2003, these dividend requirements are recorded as interest expense.

Income tax benefit attributable to continuing operations of $58.4 million for the three months ended March 31, 2004 resulted primarily from the pretax loss, partially offset by the impact of non-deductible preferred stock dividends, state taxes and an increase to the valuation allowance of $1.5 million relating to certain state net operating loss carry forwards.  Income tax benefit of $29.2 million in the 2003 period resulted primarily from the pretax loss, partially offset by the impact of non-deductible preferred stock dividends, a non-deductible expense related to the exchange right and put option related to the Series A Preferred Stock of CSC Holdings, state taxes and an adjustment to the deferred tax rate.

Loss from discontinued operations, net of taxes for the three months ended March 31, 2004 and 2003 reflects the following items associated with assets held for sale:

	Three Months Ended March 31,
	2004	2003
	(dollars in millions)
Loss on sale of Bravo programming service	$(0.8)	$—
Net operating results of the retail electronics business	—	(7.1)
Loss on sale of the retail electronics business	—	(12.8)
	$(0.8)	$(19.9)

Extraordinary loss, net of income taxes of $7.4 million for the three months ended March 31, 2004 resulted from Rainbow DBS’s acquisition of DTV Norwich, LLC and represents the excess of the purchase price over fair market value of the acquired assets.

Business Segments Results - Cablevision Systems Corporation

The Company classifies its business interests into four segments:

•                  Telecommunications Services, consisting principally of its cable television, telephone and high-speed data services operations;

•                  Rainbow, consisting principally of interests in national and regional cable television programming networks; and

•                  Madison Square Garden, which owns and operates professional sports teams, regional cable television networks, live productions and entertainment venues.

•                  Rainbow DBS, which consists of our direct broadcast satellite service (VOOMSM) and the 21 high definition channels currently carried by this service.

The Company allocates certain costs to each segment based upon their proportionate estimated usage of services.  The financial information for the segments does not include inter-segment eliminations.

Telecommunications Services

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to net revenues for the Company’s Telecommunications Services segment.

	Three Months Ended March 31,
	2004		2003
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)
Revenues, net	$740,068	100%	$633,804	100%
Technical and operating expenses	308,507	42	255,381	40
Selling, general and administrative expenses	160,438	22	139,206	22
Restructuring charges (credits)	719	—	(13)	—
Depreciation and amortization	185,601	25	192,088	30
Operating income	$84,803	11%	$47,142	7%

Revenues for the three months ended March 31, 2004 increased $106.3 million (17%) as compared to revenues for the same period in the prior year.  The net increase is attributable to the following:

(dollars in millions)
Increase in revenue from high-speed data services	$47.6
Higher revenue per cable television subscriber primarily attributable to rate increases	36.9
Increased revenue from developing VoIP business	8.2
Other net increases	13.6
$106.3

Technical and operating expenses for the three months ended March 31, 2004 increased $53.1 million (21%) compared to the same period in 2003.  The net increase is attributable to the following:

(dollars in millions)
Increase in programming costs, including YES Network programming and indemnification costs of $17.2 million	$40.6
Increase in network management and field service costs	10.4
Increase in technical management and employee bonuses	0.9
Other net increases	1.2
$53.1

As a percentage of revenues, technical and operating expenses increased 2% during the 2004 period as compared to the 2003 period.

Selling, general and administrative expenses increased $21.2 million (15%) for the three months ended March 31, 2004 as compared to the same period in 2003.  The net increase is attributable to the following:

(dollars in millions)
Legal expenses relating to the YES Network dispute	$8.8
Other general and administrative cost increases	6.8
Increase in customer service costs	3.4
Reinstatement of management bonuses and increase in employee bonuses	3.0
Higher expenses relating to a long—term incentive plan	2.3
Increase in stock plan expenses primarily attributable to an increase in the market price of the Company’s stock	0.3
Other net decreases	(3.4)
$21.2

As a percentage of revenues, selling, general and administrative expenses remained constant for the three months ended March 31, 2004 as compared to the same period in 2003.  Excluding the effects of the stock plan, as a percentage of revenues such costs remained constant during the 2004 period as compared to the 2003 period.

Depreciation and amortization expense decreased $6.5 million (3%) for the three months ended March 31, 2004 as compared to the same period in 2003.  The net decrease resulted primarily from lower losses on disposal of fixed assets, partly offset by higher depreciation of new subscriber devices, headend upgrades and plant assets.

Rainbow

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to net revenues for the Rainbow segment.

	Three Months Ended March 31,
	2004		2003
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)
Revenues, net	$263,412	100%	$176,824	100%
Technical and operating expenses	114,278	43	75,456	43
Selling, general and administrative expenses	73,876	28	68,652	39
Restructuring charges	—	—	16	—
Depreciation and amortization	33,703	13	20,786	12
Operating income	$41,555	16%	$11,914	7%

Revenues for the three months ended March 31, 2004 increased $86.6 million (49%) as compared to revenues for the same period in 2003.  Approximately $55.6 million of the increase was due to the acquisition of Fox Sports Net Chicago and Fox Sports Net Bay Area. Approximately $14.2 million of the increase was attributed primarily to growth in programming network subscribers and rate increases, and approximately $16.8 million of the increase was due primarily to higher advertising revenue.

Technical and operating expenses for the three months ended March 31, 2004 increased $38.8 million (51%) compared to the same period in 2003.  Approximately $36.1 of the increase resulted from the acquisition of Fox Sports Net Chicago and Fox Sports Net Bay Area. The remaining increase was primarily due to higher programming costs.  As a percentage of revenues, technical and operating expenses remained constant during the 2004 period as compared to the 2003 period.

Selling, general and administrative expenses increased $5.2 million (8%) for the three months ended March 31, 2004 as compared to the same period in 2003.  Approximately $6.2 million of the increase resulted from the acquisition of Fox Sports Net Chicago and Fox Sports Net Bay Area. In addition, an increase of $0.7 million resulted from higher sales, marketing and advertising, partially offset by a decrease of $0.9 million in charges related to a stock plan and a $0.8 million decrease in charges related to a long-term incentive plan.  As a percentage of revenues, selling, general and administrative expenses decreased 11% in 2004 compared to 2003.  Excluding the effects of the stock plan, such expenses decreased 10% as a percentage of revenue in the 2004 period as compared to the 2003 period.

Depreciation and amortization expense increased $12.9 million (62%) for the three months ended March 31, 2004 as compared to the same period in 2003.  The net increase resulted primarily from the amortization of acquired intangibles.

Madison Square Garden

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for Madison Square Garden.

	Three Months Ended March 31,
	2004		2003
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)
Revenues, net	$204,517	100%	$208,406	100%
Technical and operating expenses	196,141	96	159,261	76
Selling, general and administrative expenses	28,279	14	36,374	17
Restructuring	3,244	2	—	—
Depreciation and amortization	11,606	6	14,619	7
Operating loss	$(34,753)	(17)%	$(1,848)	(1)%

Revenues, net for the three months ended March 31, 2004 decreased $3.9 million (2%) as compared to revenues for the comparable period in 2003.  This decrease is attributable to the following:

(dollars in millions)
Decreases from:
Award show which took place in the MSG Arena in 2003 with no comparable event in 2004	$(5.1)
Net fewer entertainment events at Madison Square Garden and Radio City Music Hall	(3.7)

Increases from:
Higher Knicks regular season related revenues	2.2
Higher Rangers regular season related revenues	1.5
Other net increases	1.2
$(3.9)

Technical and operating expenses for the three months ended March 31, 2004 increased $36.9 million (23%) over the same 2003 period.  This increase was primarily attributable to higher team compensation of $15.4 million, higher provisions for luxury tax of $12.6 million, higher provisions for certain team transactions of $9.1 million, as well as an $8.6 million credit recorded in the first quarter of 2003 reflecting the reversal of a luxury tax provision attributable to a certain player who was previously waived due to a career ending injury.  These increases were partially offset by decreases of $9.4 million due primarily to the absence of costs associated with the 2003 award show referred to above and fewer events at Madison Square Garden and Radio City Music Hall.

Selling, general and administrative expenses for the three months ended March 31, 2004 decreased $8.1 million (22%) as compared to the 2003 level due primarily to a decrease in Madison Square Garden’s proportionate share of expense related to Cablevision’s employee stock and long term incentive plans, lower provision for bonuses, as well as other cost savings across the Company.

Restructuring charges of $3.2 million for the three months ended March 31, 2004 represent severance costs associated with the elimination of certain staff positions.

Depreciation and amortization expense for the three months ended March 31, 2004 decreased $3.0 million (21%) as compared to the same period in 2003 due primarily to lower amortization expense.

Rainbow DBS

The table below sets forth, for the periods presented, certain historical financial information for the Rainbow DBS segment.

	Three Months Ended March 31,
	2004	2003
	Amount	Amount
	(dollars in thousands)
Revenues, net	$1,014	$—
Technical and operating expenses	20,403	32
Selling, general and administrative expenses	27,591	1,706
Restructuring charges	—	—
Depreciation and amortization	7,827	—
Operating loss	$(54,807)	$(1,738)

Revenues for the three months ended March 31, 2004 consist primarily of sales of satellite receivers and related equipment.  No revenues were recorded for the same period in 2003 as the service had not yet launched.  The service launched in October 2003.

Technical and operating expenses for the three months ended March 31, 2004 consist of $13.7 million of costs to develop content for the VOOM high definition channels, $5.5 million of costs primarily to operate the uplink and broadcast facility and customer call center and $1.2 million of equipment and installation costs.

Selling, general and administrative expenses for the three months ended March 31, 2004 increased $25.9 million as compared to the prior year period primarily due to the launch of the service in October 2003.  The 2004 costs consist principally of $13.6 million of marketing and subscriber acquisition costs and an increase in general and administrative expenses of $12.3 million, including $2.3 million of stock plan and long term incentive plan expense.  The 2003 costs consist primarily of general administrative costs incurred prior to the launch of the service.

Depreciation and amortization expense for the three months ended March 31, 2004 of $7.8 million represents primarily depreciation on the satellite placed in service in October 2003.

Operating Activities

Net cash provided by operating activities amounted to $136.3 million for the three months ended March 31, 2004 compared to net cash used in operating activities of $85.7 million for the three months ended March 31, 2003.  The 2004 net cash provided by operating activities consisted primarily of a net increase in cash of $160.7 million resulting from income before depreciation, amortization and other non-cash items, partially offset by a decrease in cash resulting from changes in assets and liabilities of $24.4 million.

The 2003 net cash used in operating activities consisted primarily of a net decrease in cash of $245.3 million resulting from changes in assets and liabilities, partially offset by a net increase in cash of $159.6 million resulting from income before depreciation, amortization and other non-cash items.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2004 was $229.3 million compared to $156.8 million for the three months ended March 31, 2003.  The 2004 investing activities consisted of $141.1 million of capital expenditures, a payment for an acquisition of $84.7 million and other net cash payments aggregating $3.5 million.

The 2003 investing activities consisted of $166.3 million of capital expenditures, partially offset by other net cash proceeds aggregating $9.5 million.

Financing Activities

Net cash used in financing activities amounted to $28.7 million for the three months ended March 31, 2004 compared to net cash provided by financing activities of $378.6 million for the three months ended March 31, 2003.  In 2004, the Company’s financing activities consisted primarily of net repayments of bank debt of $24.6 million and other net cash payments of $4.1 million.

In 2003, the Company’s financing activities consisted primarily of proceeds from collateralized indebtedness of $314.0 million and proceeds from the issuance of preferred stock of $75.0 million, partially offset by net repayments of bank debt of $3.8 million and other net cash payments of $6.6 million.

Discontinued Operations

There was no net effect of discontinued operations on cash for the three months ended March 31, 2004 as compared to $38.8 million for the three months ended March 31, 2003.

Liquidity and Capital Resources

Overview

Cablevision has no operations independent of its subsidiaries.  Our securities outstanding consist of Cablevision NY Group Class A and Cablevision NY Group Class B common stock and $1.5 billion in debt securities issued in April 2004 (see recent events below for a more detailed description of the securities).  Funding for the debt service requirements of our debt will be provided by our subsidiary operations, as permitted by the covenants governing subsidiary credit agreements and CSC Holdings’ public debt securities and we anticipate sufficient cash distributions can be made to fund our interest expense for the next twelve months.  Funding for our subsidiaries is generally obtained through separate financial arrangements made available to the Restricted Group (as later defined) and to our Rainbow business segment.

The Restricted Group, which includes CSC Holdings and its subsidiaries which conduct our cable television and high-speed Internet access operations as well as our commercial telephone and modem operations throughout the New York metropolitan area, is our principal borrower.  We have historically raised funds through the issuance of public securities, including senior and subordinated debt and preferred stock issuances of CSC Holdings, as well as through borrowings under a bank credit facility.  During 2003, the Restricted Group funded the requirements of the Telecommunications Services segment, Rainbow DBS, and certain other general corporate requirements.  Effective January 1, 2004, we reorganized the funding of certain of our businesses in light of the announcement of our intention to spin off Rainbow DBS, three of Rainbow’s national programming networks and certain other businesses (see “Recent Events” below).  As a result, in 2004, the Restricted Group is expected to fund (i) requirements of the Telecommunications Services segment, (ii) requirements, if any, of certain Rainbow Media Holdings’ programming businesses that are expected to remain with Cablevision upon completion of the spin off (primarily our fuse subsidiary, our regional news operations, and the Regional Programming Partners subsidiaries), and (iii) certain other general corporate requirements.  The Restricted Group is also expected to fund certain Rainbow DBS expenditures planned for, but not funded, during 2003.  The Restricted Group may also make other investments from time to time as permitted under its credit facility.

Rainbow Media Holdings, which comprises the Company’s programming operations, is currently funded through cash from operations and borrowings under an $821 million credit facility made available to Rainbow Media Holdings.  Madison Square Garden’s funding requirements have been primarily provided through cash from operations and borrowings under a $500 million credit facility.  In March 2004, borrowings under the MSG credit facility were repaid in full with proceeds from an equity contribution from Regional Programming Partners and the credit facility was terminated.

The following table summarizes our outstanding debt, present value of capital leases, redeemable preferred stock and exchangeable preferred stock as well as interest expense and capital expenditures as of and for the three months ended March 31, 2004:

	Restricted Group	Other Entities	Total
	(dollars in thousands)
Senior Debt:
CSC Holdings bank debt	$1,613,000	$—	$1,613,000
Rainbow bank debt and capital leases	—	737,029	737,029
MSG capital leases	—	7,157	7,157
Other senior debt and capital leases	8,692	47,323	56,015
Notes payable	—	150,000	150,000
CSC Holdings senior notes and debentures	3,692,931	—	3,692,931
Collateralized indebtedness relating to stock monetization	—	1,631,314	1,631,314
CSC Holdings subordinated debentures	599,221	—	599,221
Total debt	5,913,844	2,572,823	8,486,667
Redeemable preferred stock of CSC Holdings	1,544,294	—	1,544,294
Exchangeable participating preferred stock of CSC Holdings	80,001	—	80,001
Total debt and preferred stock	$7,538,139	$2,572,823	$10,110,962

Interest expense	$148,421	$28,704	$177,125
Capital expenditures	$120,195	$20,916	$141,111

Recent Events

Issuance of Debt Securities

In April 2004, Cablevision issued $1.0 billion face amount of 8.0% senior notes due 2012 and $500 million face amount of floating rate senior notes due 2009.  The floating rate notes bear interest based on six month LIBOR plus 4.50%.  The notes are unsecured and contain covenants similar to the covenants of CSC Holdings’ outstanding senior public debt securities, including a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow (as defined in the indentures) of 9:1.  Proceeds of the offerings, net of issuance costs, were used to purchase equity securities of our CSC Holdings subsidiary.

In April 2004, CSC Holdings issued $500 million face amount of 6-3/4% senior notes due 2012.  The proceeds, net of issuance costs, along with the net proceeds received as equity contributions from Cablevision, were used to repay bank borrowings temporarily.  Approximately $1.8 billion was reborrowed on May 6, 2004 to fund the debt redemptions described below.

Redemption of Debt Securities and Redeemable Preferred Stock

In April 2004, CSC Holdings announced it would redeem, at the relevant early redemption prices all of the following securities: its 11-3/4% Series H Redeemable Exchangeable Preferred Stock due 2007; its 11-1/8% Series M Redeemable Exchangeable Preferred Stock due 2008; its 9-7/8% Senior Subordinated Debentures due 2013; and, its 9-7/8% Senior Subordinated Debentures due 2023.  The redemptions were completed on May 6, 2004, at a total cash cost, including the applicable redemption premiums and accrued and unpaid dividends and interest, of $2.0 billion.

Planned Spin off of Satellite Service and Three Rainbow Media National Entertainment Services

We have announced that our board of directors has approved an amended plan to spin off our recently launched satellite service, Rainbow DBS, along with three of Rainbow Media Holdings’ national entertainment services – AMC, IFC and WE, their subsidiaries, certain other Rainbow businesses and Clearview Cinemas.  Completion of the spin off is subject to a number of conditions, including the refinancing of the existing Rainbow Media Holdings credit facility (which is expected to provide funding for the DBS business as well as refinance all outstanding Rainbow Media Holdings indebtedness), receipt of a tax ruling from the Internal Revenue Service (“IRS”), approval from the FCC for the transfer of control of various FCC licences, and the filing and effectiveness of a Form 10 with the Securities and Exchange Commission.  We have received a tax ruling from the IRS and expect to file the Form 10 shortly.  We expect to complete the spin off after the Form 10 is declared effective and once we have refinanced the existing Rainbow Media Holdings credit facilities.  In anticipation of the spin off, on December 31, 2003, we distributed $100 million in cash on hand from AMC and IFC to CSC Holdings, and beginning January 1, 2004, we reorganized the funding of certain businesses to reflect the proposed spin off structure.

Restricted Group

As of March 31, 2004, our Restricted Group consisted of: CSC Holdings and all of its subsidiaries holding our cable and digital cable operations, which encompassed approximately 2.9 million and 1.1 million subscribers, respectively; our consumer high-speed Internet access operations, which encompassed approximately 1.1 million subscribers; and the commercial telephone and high-speed Internet access operations of Lightpath throughout the New York metropolitan area.

The Restricted Group’s primary sources of liquidity have been cash flow from operations, borrowings under its bank credit facility, its access to the capital markets as evidenced by CSC Holdings’ outstanding senior and senior subordinated debt and preferred stock issuances, and proceeds from asset sales.  In addition, during 2003, the Restricted Group received cash distributions of $550.0 million from Rainbow Media Holdings, $150.0 million of which was distributed temporarily from proceeds of the new Rainbow Media Holdings term loan in December 2003 and is expected to be contributed to Rainbow DBS prior to the anticipated spin off to fund a portion of its cash requirements.  In April 2004, the Restricted Group also received approximately $1.5 billion in cash proceeds from the issuance of capital stock to Cablevision that it used to redeem outstanding securities, as described above.

Currently, the Restricted Group has a $2.4 billion revolving credit facility in place with a group of banks.  Borrowings under the facility are guaranteed by certain of the Restricted Group subsidiaries.  The facility matures on June 30, 2006, requires no interim commitment reductions, and permits maximum leverage of 6.75 times cash flow (as defined in the credit agreement) through March 31, 2004 and 6.25 times cash flow through March 31, 2005.  The leverage ratio (as defined) was 5.5 times as of March 31, 2004.  As of April 23, 2004, the Restricted Group had no outstanding borrowings under its credit facility and outstanding letters of credit of $50.9 million, resulting in undrawn revolver commitments of $2,349.1 million.  We borrowed approximately $1.8 billion on May 6, 2004 to fund the redemptions described above.  The revolver contains several financial covenants, including debt to cash flow, cash flow to interest expense, and cash flow to debt service expense (all as defined in the credit agreement), as well as restrictions on the permitted use of borrowed funds that may limit our ability to utilize all of the undrawn funds available thereunder.  The Restricted Group has also issued senior public and senior subordinated public indentures, which also contain financial and other covenants, though they are generally less restrictive than the covenants contained in the Restricted Group’s credit facility.  Principal covenants include a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow (as defined in the indentures) of 9:1 and limitations on dividends and distributions subject to an aggregate cap.  There are no covenants, events of default, borrowing conditions or other terms in the Restricted Group’s credit facility or in any of CSC Holdings’ other debt or preferred stock securities that are based on downgrades to our credit ratings by any rating agency.

The Restricted Group’s capital requirements associated with the roll-out of its new services such as digital video and Voice over Internet Protocol, as well as the start-up losses associated with the new Voice over Internet Protocol product and certain other corporate expenses create a net funding requirement.  In addition, the Restricted Group is expected to contribute the balance of the 2003 approved, unspent investment in Rainbow DBS of approximately $87 million in 2004 prior to the anticipated spin off.  We currently expect that the net funding and investment requirements of the Restricted Group, including the investment in Rainbow DBS, as well as an estimated amount for the Series A Exchangeable Participating Preferred Stock redemption, to the extent we elect to settle in cash, will be met with borrowings under the Restricted Group’s existing bank credit facility and that the Restricted Group’s available borrowing capacity under that facility will be sufficient to meet these requirements for the next twelve months.  Any significant additional investments of the Restricted Group may require additional funding.

Cablevision’s and CSC Holdings’ future access to the public debt markets and the cost of any future debt issuances are also influenced by their credit ratings, which are provided by Moody’s Investors Service and Standard & Poor’s.  In July 2003, Moody’s placed CSC Holdings’ credit ratings on negative outlook and Standard and Poor’s placed CSC Holdings’ credit ratings on CreditWatch with negative implications.  In March 2004, both agencies reaffirmed the ratings and the outlook for CSC Holdings as well as issued ratings for the new debt issuances.  Any downgrade to the CSC Holdings credit ratings by either rating agency could increase the interest rate on future debt issuances and could adversely impact its ability to raise additional funds.

Rainbow Media Holdings

Financing for Rainbow Media Holdings has historically been provided by a combination of cash flow from operations, bank credit facilities, intercompany borrowings, sales of interests in programming entities, and, from time to time, by equity contributions from partners.

In December 2003, we combined the $299.7 million Rainbow Media Holdings and the $74.9 million AMC/IFC/WE credit facilities into one facility at Rainbow Media Holdings and refinanced and increased the term loan component of the credit facility by $450 million.  $250 million of the proceeds of the new facility were distributed to Cablevision and used to repay the outstanding promissory note issued to MGM as consideration for the 20% interest in AMC, IFC and WE acquired in July 2003.  Upon receipt of the distribution, the 20% interests in such channels held outside of Rainbow Media Holdings were contributed to Rainbow Media Holdings.  $150 million of the proceeds were temporarily distributed to CSC Holdings; however, the full balance is expected to be contributed to Rainbow DBS during 2004 to cover its funding requirements.  The balance of the loan proceeds were used to reduce outstanding bank debt under Rainbow Media Holdings’ revolver.

The amended Rainbow Media Holdings credit facility is an $821.4 million credit facility consisting of a $200 million revolving credit facility and a $621.4 million term loan maturing March 31, 2008 and March 31, 2009, respectively.  The facility is secured primarily by the assets of and guaranteed by AMC, IFC and WE.  Rainbow Media Holdings’ 100% interest in the stock of these entities is also pledged as collateral.  The term loan requires quarterly amortization beginning December 31, 2003 through 2008 and revolver commitment reductions begin in June 2005.  Principal covenants include maximum senior leverage of 4.50 times cash flow (as defined, based on the combined cash flows of AMC, IFC and WE) through June 30, 2004, reducing to 4.25 times cash flow through September 30, 2004 and 4.00 times cash flow through March 31, 2005 and maximum total leverage of 5.50 times cash flow through September 30, 2004, reducing to 5.25 times thereafter through March 31, 2005.  As of March 31, 2004, the senior and total leverage ratios were 3.5 times cash flow.  As of April 23, 2004, Rainbow Media Holdings had outstanding borrowings under its credit facility of $719.4 million and outstanding letters of credit of $3.2 million, resulting in undrawn commitments of $98.8 million.  Rainbow Media Holdings’

credit facility contains several financial covenants, including debt to cash flow, cash flow to interest expense, and cash flow to debt service expense (all as defined in the credit agreement), as well as restrictions on the permitted use of borrowed funds, that may limit our ability to utilize all of the undrawn funds available thereunder.  The facility also limits the amount of investment in Rainbow DBS, CSC Holdings and Cablevision.  There are no covenants, events of default, borrowing conditions or other terms based upon downgrades to our credit ratings by any rating agency in Rainbow Media Holdings’ credit facility.

Currently the AMC, IFC and WE networks generate net free cash flow; however, certain developmental activities undertaken by Rainbow Media Holdings, such as the Mag Rack service and other video on demand programming and content services being developed, require funding.  Such funding may be obtained through cash generated from other Rainbow Media Holdings operations or through borrowings under the Rainbow Media Holdings credit facility.  We believe we have sufficient availability from cash from operations and committed credit facilities to fund Rainbow Media Holdings’ cash requirements for the next twelve months.  In addition, as discussed under “Recent Events,” as of January 1, 2004, we reorganized the funding of certain businesses in anticipation of our announced spin off plan and, as a result, Rainbow Media Holdings is also expected to fund a portion of the requirements of Rainbow DBS (see “Rainbow DBS” discussion below).

Rainbow Media Holdings’ future access to the debt markets and the cost of any future debt issuances are also influenced by its credit ratings, which are provided by Moody’s Investors Service and Standard & Poor’s.  In December 2003, Moody’s eliminated the credit watch for potential downgrade status for the Rainbow Media Holdings bank credit facility that it had initiated in October 2003, but maintains a negative outlook on the rating.  In December 2003, Standard and Poor’s placed Rainbow Media Holdings’ bank credit facility rating on CreditWatch with negative implications.  Any downgrade to the Rainbow Media Holdings credit ratings by either rating agency could increase Rainbow Media Holdings’ interest rate on future debt issuances and could adversely impact its ability to raise additional funds.

Madison Square Garden

Madison Square Garden’s primary source of liquidity has been cash flow from operations and its $500 million revolving credit facility.  This facility was due to mature on December 31, 2004.  In March 2004, borrowings under the MSG credit facility were repaid in full and the credit facility was terminated with proceeds from a $146 million equity contribution from Regional Programming Partners.

Madison Square Garden’s funding requirements for the next twelve months will be met by its cash on hand and internally generated funds, intercompany loans or equity contributions from Regional Programming Partners, and/or new bank borrowings or loans from the partners of Regional Programming Partners.

Rainbow DBS

Rainbow DBS did not launch its service until October 2003.  It has significant cash requirements and has limited access to funding, given its early stage of operations.  Funding needs for Rainbow DBS operations in 2004, which reflect capital investment, operating losses and funds required to develop its proprietary VOOMSM HD programming channels, are expected to total $482 million, including the approximately $85.0 million invested in an entity that acquired licenses from the FCC to provide MVDDS service.  Of this amount, $237 million is being provided by Cablevision as an equity investment on or prior to the date of the spin off.  In addition, Rainbow Media Holdings has the ability to borrow up to $100 million under its credit agreement (subject to covenant compliance and availability) and use proceeds of those borrowings to make equity investments in Rainbow DBS.  Also, a bank has provided a commitment to purchase $250.0 million of Rainbow Media Holdings senior subordinated debentures, the proceeds of which can be invested in Rainbow DBS.  We believe that these investments will be sufficient to fund the cash requirements of Rainbow DBS for the next twelve months.

All of the borrowings under the Rainbow Media Holdings credit facility will be required to be repaid prior to the date of the spin off.  We expect the funds necessary for that repayment to come from new debt issued by AMC, IFC and WE.  All borrowings under the Rainbow Media Holdings credit agreement referred to above including any outstanding senior subordinated debentures would be required to be repaid from the new borrowings.  We anticipate that the remaining proceeds of the financings could, subject to certain limitations and financial covenants, be used by the borrowers to make investments in Rainbow DBS.  The ability of AMC, IFC and WE to invest in Rainbow DBS will be primarily subject to (i) compliance with a total debt to cash flow covenant, based on the cash flow of AMC, IFC and WE, and (ii) annual and cumulative investment basket limitations on the amounts available for distribution and investment.  The need to finance the development of the Rainbow DBS business will limit the funding available to the Rainbow Media national services businesses that are to be included in the spin off for additional programming development activities of those businesses.

There can be no assurances as to the ability of the Company, Rainbow Media Holdings, AMC, IFC or WE to secure any of this new financing.  If sufficient financing cannot be raised prior to the spin off, the spin off will not occur.

Rainbow DBS also has not identified a source of funding for the construction and launch of the five Ka-band satellites for which Rainbow DBS has FCC authorization and has not identified financing sources for the build-out of the infrastructure to exploit the MVDDS licenses.

Commitments and Contingencies

As of March 31, 2004, the Company’s commitments and contingencies not reflected on the Company’s consolidated balance sheet increased $145.6 million to $3,527.4 million as compared to $3,381.8 million outstanding at December 31, 2003.  The increase resulted primarily from an increase in commitments, net of payments made in the quarter, under employment agreements with professional sports teams personnel and players of Madison Square Garden, which provide for payments that are guaranteed regardless of employee injury or termination (certain of these payments are covered by disability insurance if certain conditions are met) and for long-term rights agreements which provide the Company with exclusive broadcast rights to certain live sporting events.

Obligations Under Derivative Contracts

To manage interest rate risk, we have entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates.  Such contracts fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or convert fixed rate borrowings to variable rates to provide an economic hedge against the risk of higher borrowing costs in a declining interest rate environment.  We do not enter into interest rate swap contracts for speculative or trading purposes and have only entered into transactions with counterparties that are rated investment grade.  All of our interest rate derivative contracts are entered into by CSC Holdings and are thus attributable to the Restricted Group; all such contracts are carried at their current fair market values on our consolidated balance sheets, with changes in value reflected in the consolidated statements of operations.

As of March 31, 2004, the notional value of all such contracts was $450 million and the fair value of these derivative contracts was $7.4 million, a net receivable position.  For the quarter ended March 31, 2004, we recorded a net gain on interest swap contracts of $6.1 million, as detailed in the table below:

Fair Market Value of Interest Rate Derivative Contracts (dollars in thousands)
Fair market value as of March 31, 2004, a net receivable position	$7,424
Less: fair market value as of December 31, 2003	(349)
Change in fair market value, net	7,773
Plus: realized loss from cash interest expense	(1,663)

Net gain on interest rate swap contracts	$6,110

We have also entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of AT&T, Comcast, AT&T Wireless, Charter Communications, General Electric, Adelphia Communications and Leapfrog common stock.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share, while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  In the event of an early termination of any of these contracts, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  The following table details our estimated early termination exposure as of March 31, 2004:

	AT&T	Comcast	AT&T Wireless	Charter	General Electric	Adelphia	Total*
Collateralized indebtedness (carrying value)	$(298.6)	$(481.9)	$(227.7)	$(251.8)	$(314.0)	$(39.9)	$(1,613.9)

Collateralized indebtedness (fair value estimate)	$(316.7)	$(511.3)	$(242.5)	$(263.2)	$(322.0)	$(39.9)	$(1,695.6)
Derivative contract	149.8	128.2	50.8	189.2	(49.6)	38.2	506.6
Investment securities pledged as collateral	173.3	411.7	193.9	52.7	388.9	0.8	1,221.3
Net excess/ (shortfall)	6.4	28.6	2.2	(21.3)	17.3	(0.9)	32.3
Value of prepaid swaps with cross—termination rights	(7.0)	(11.8)	(6.8)	—	—	—	(25.6)
Net excess/ (shortfall) including prepaid swaps	$(0.6)	$16.8	$(4.6)	$(21.3)	$17.3	$(0.9)	$6.7

*                             Excludes Leapfrog monetization contract which is not expected to generate a shortfall due to the prepayment of interest.

The underlying stock and the equity collars are carried at fair market value on our consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.  At maturity, the contracts provide for the option to deliver cash or shares of General Electric, Charter Communications, Adelphia Communications, AT&T Wireless or Leapfrog stock (as the case may be), with a value determined by reference to the applicable stock price at maturity.  The terms of certain of the AT&T and Comcast transactions require cash settlement in an amount determined by reference to the AT&T and Comcast stock price at maturity.  We currently intend to generate the cash settlement amount through proceeds from the equity collar and/or a sale of the underlying common shares at maturity.

See “Item 3 Quantitative and Qualitative Disclosures About Market Risk” for information on how we participate in changes in the market price of the stocks underlying these derivative contracts.

All of our monetization transactions are obligations of our wholly-owned subsidiaries that are not part of the Restricted Group; however, in the General Electric, Adelphia Communications and Charter Communications transactions, CSC Holdings provided guarantees of the subsidiaries’ ongoing interest expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  The guarantee exposure approximates the net sum of the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and the equity collar.  All of our equity derivative contracts are carried at their current fair market value on our consolidated balance sheet with changes in value reflected in the consolidated statement of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings.  As of March 31, 2004, the fair value of our equity derivative contracts was $509.4 million, a net receivable position.  For the quarter ended March 31, 2004, we recorded a net unrealized loss on all outstanding equity derivative contracts of $15.5 million attributable to changes in market conditions during the period, primarily driven by higher stock prices of the underlying securities.  We also recorded an unrealized gain on our holdings of the underlying stocks of $12.3 million for the quarter ended March 31, 2004, as shown in the following table:

Fair Market Value of Equity Derivative Contracts (dollars in thousands)
Fair market value as of March 31, 2004	$509,381
Less: fair market value at December 31, 2003	524,895
Unrealized loss due to changes in prevailing market conditions, net	$(15,514)
Unrealized gain on underlying stock positions due to changes in prevailing market conditions, net	$12,329

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

All of our prepaid interest rate swaps are carried at their current fair market values on our consolidated balance sheets with changes in value reflected in the consolidated statements of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings.  As of March 31, 2004, the fair value of our prepaid interest rate derivative contracts was $50.2 million, a net liability position.  For the quarter ended March 31, 2004, we recorded a net gain on such derivative contracts of $10.8 million as detailed below:

Fair Market Value of Prepaid Interest Rate Derivative Contracts (dollars in thousands)
Fair market value as of March 31, 2004	$(50,209)
Less: fair market value at December 31, 2003	(65,753)
Unrealized gain due to changes in prevailing market conditions, net	15,544
Plus: realized loss resulting from net cash payments	(4,754)

Net gain on prepaid interest rate swap contracts	$10,790

In connection with the issuance of the Series A Exchangeable Participating Preferred Stock of CSC Holdings, we entered into an agreement with Quadrangle Capital Partners LP which grants Quadrangle the right to require us to purchase the preferred stock beginning in the third quarter of 2003 (“put option”) for cash or through the issuance of our registered equity securities at our option.  The exchange right and the put option have been accounted for as a derivative.  Accordingly, the fair value of the exchange right and the put option of $38.6 million, a net liability position, has been reflected as a liability under derivative contracts in the accompanying consolidated balance sheet.

Related Party Transactions

We hold a 49.9% voting interest and certain preferential distribution rights in Northcoast Communications.  Northcoast Communications is controlled by John Dolan, a nephew of Charles F. Dolan and a cousin of James L. Dolan, the Company’s Chairman and Chief Executive Officer, respectively.  The operations of Northcoast Communications were not consolidated with those of the Company at December 31, 2003, however, pursuant to FIN 46, Northcoast Communications was consolidated beginning March 31, 2004.

In May 2003, Northcoast Communications completed its sale of PCS licenses to Verizon Wireless for approximately $763.0 million in cash.  Of the proceeds, approximately $51.0 million was used by Northcoast Communications to retire debt.  The remaining proceeds, after payment of expenses, were distributed to the partners of Northcoast Communications, including the Company.  Our share of the proceeds was approximately $651.0 million, of which $30.0 million is being held in an escrow fund to provide for any post-closing adjustments and any potential indemnification claims.  All of the funds we received were used to repay bank debt under our Restricted Group credit facility.

Northcoast Communications has the right to replace the escrow account with a letter of credit in the same amount.  As a result of an agreement with Northcoast PCS, LLC (the other member in Northcoast Communications, an entity wholly-owned by John Dolan), payment of indemnification claims, if any, under the Northcoast Communications/Verizon agreement for which Northcoast Communications is responsible will be made by us.

Vendor financing for Northcoast Communications’ Cleveland operation consists of a $75 million credit facility at Cleveland PCS, LLC.  This facility has no recourse to us or to Northcoast Communications, other than pursuant to a pledge by Northcoast Communications of the stock of Cleveland PCS and a guarantee of the payment by Northcoast Communications and Cablevision of the FCC indebtedness of the Cleveland PCS subsidiary which holds the Cleveland license which, as of March 31, 2004, had an outstanding balance of $2.1 million.  As of March 31, 2004, Cleveland PCS was in default of the terms of this credit facility and had received notice of commitment termination and acceleration from the lender.  In March 2004, Northcoast Communications agreed to sell its Cleveland PCS business to an unaffiliated entity.

Fox Sports Net Ohio and Cleveland Indians Baseball Club Limited Partnership (the “Indians”) are parties to a multi-year rights agreement under which Fox Sports Net Ohio pays license fees to the Indians in exchange for telecast rights to substantially all regular season Indians games.  The Indians are owned by (i) Lawrence Dolan, a brother of Charles F. Dolan, the Company’s Chairman, (ii) a trust, the beneficiaries of which are Lawrence Dolan and certain descendants of Lawrence Dolan, and (iii) certain other trusts, the beneficiaries of which are certain descendants of Charles F. Dolan, including James L. Dolan, the Company’s Chief Executive Officer, and Thomas C. Dolan and Patrick F. Dolan, officers of the Company and brothers of James L. Dolan.  Management control of the Indians is held by Lawrence Dolan.

Recently Issued Accounting Standards

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities.  FIN 46, as revised in December 2003, addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with voting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities.  For all variable interest entities created prior to February 1, 2003, the Company was required to apply the provisions of FIN 46 by March 31, 2004.  For variable interest entities created subsequent to January 31, 2003, FIN 46 was effective in 2003.  Pursuant to FIN 46, the Company has consolidated its investment in Northcoast Communications, LLC at March 31, 2004 and its investment in DTV Norwich as of the date of the transaction.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$205,334	$326,962
Accounts receivable trade (less allowance for doubtful accounts of $41,741 and $44,941)	354,770	355,835
Investment securities, current	8,126	5,874
Notes and other receivables, current	78,954	74,463
Prepaid expenses and other current assets	99,964	108,071
Feature film inventory, net	95,286	92,362
Deferred tax asset, current	50,521	66,649
Advances to affiliates	42,993	42,922
Derivative contracts	63,683	—
Assets held for sale	65,000	—
Total current assets	1,064,631	1,073,138

Property, plant and equipment, net	4,497,595	4,593,210
Investments in affiliates	26,688	25,449
Investment securities pledged as collateral	1,236,828	1,224,498
Notes and other receivables	89,656	95,815
Derivative contracts	502,725	586,894
Other assets	68,617	63,272
Long-term feature film inventory, net	373,514	303,393
Deferred carriage fees, net	124,035	119,225
Franchises, net of accumulated amortization of $2,730 and $2,552	735,201	735,362
Affiliation, broadcast and other agreements, net of accumulated amortization of $338,127 and $314,723	610,477	630,523
Other intangible assets, net of accumulated amortization of $36,125 and $32,427	244,268	159,268
Excess costs over fair value of net assets acquired	1,472,643	1,472,643
Deferred financing and other costs, net of accumulated amortization of $56,521 and $61,783	113,448	117,831
	$11,160,326	$11,200,521

See accompanying notes to

condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2004	December 31, 2003
	(unaudited)
LIABILITIES AND STOCKHOLDER’S DEFICIENCY

Current Liabilities:

Accounts payable	$358,143	$334,283
Accrued liabilities	889,446	852,885
Accounts payable to affiliates	13,355	10,231
Deferred revenue, current	73,385	117,709
Feature film and contract obligations	103,841	92,206
Liabilities under derivative contracts	40,501	38,968
Current portion of bank debt	—	111,039
Current portion of collateralized indebtedness	98,851	—
Current portion of capital lease obligations	15,140	15,636
Liabilities held for sale	65,000	—
Total current liabilities	1,657,662	1,572,957

Feature film and contract obligations, long—term	351,821	286,955
Deferred revenue	15,051	16,322
Deferred tax liability	208,136	290,647
Liabilities under derivative contracts	97,928	127,751
Other long-term liabilities	289,817	264,906
Bank debt, long-term	2,332,437	2,246,000
Collateralized indebtedness	1,532,463	1,617,620
Senior notes and debentures	3,692,931	3,692,699
Subordinated debentures	599,221	599,203
Notes payable	150,000	150,000
Capital lease obligations, long-term	65,624	69,220
Series H Redeemable Exchangeable Preferred Stock	434,181	434,181
Series M Redeemable Exchangeable Preferred Stock	1,110,113	1,110,113
Deficit investment in affiliates	45,326	41,111
Minority interests	584,892	580,766
Total liabilities	13,167,603	13,100,451

Series A Exchangeable Participating Preferred Stock	80,001	80,001

Commitments and contingencies

Stockholder’s deficiency:
Series A Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
Series B Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
8% Series D Cumulative Preferred Stock, $.01 par value, 112,500 shares authorized, none issued ($100 per share liquidation preference)	—	—
Common Stock, $.01 par value, 10,000,000 shares authorized, 5,258,056 shares issued	53	53
Paid-in capital	842,434	829,801
Accumulated deficit	(2,928,813)	(2,808,833)
	(2,086,326)	(1,978,979)
Accumulated other comprehensive loss	(952)	(952)

Total stockholder’s deficiency	(2,087,278)	(1,979,931)
	$11,160,326	$11,200,521

See accompanying notes to

condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues, net	$1,187,137	$1,000,951

Operating expenses:
Technical and operating	618,306	470,523
Selling, general and administrative	312,087	246,634
Restructuring expense (credits)	2,790	(4,464)
Depreciation and amortization	263,519	256,688
	1,196,702	969,381

Operating income (loss)	(9,565)	31,570

Other income (expense):
Interest expense	(177,125)	(129,394)
Interest income	938	6,065
Equity in net loss of affiliates	(2,990)	(8,183)
Write-off of deferred financing costs	(1,187)	—
Gain on investments, net	14,622	7,385
Gain (loss) on derivative contracts, net	1,387	(10,708)
Minority interests	4,335	(10,765)
Miscellaneous, net	(549)	(1,288)
	(160,569)	(146,888)

Loss from continuing operations before income taxes and dividend requirements	(170,134)	(115,318)

Income tax benefit	58,400	29,217

Loss from continuing operations before dividend requirements	(111,734)	(86,101)

Dividend requirements applicable to preferred stock	—	(44,776)

Loss from continuing operations	(111,734)	(130,877)
Loss from discontinued operations, net of taxes (including loss of $12,844 on sale of the retail electronics business in 2003)	(810)	(19,944)

Loss applicable to common shareholder before extraordinary item	(112,544)	(150,821)
Extraordinary loss on investment, net of taxes	(7,436)	—
Net loss	$(119,980)	$(150,821)

See accompanying notes to

condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2004 and 2003

(Dollars in thousands)

(Unaudited)

	2004	2003
Cash flows from operating activities:
Loss from continuing operations	$(111,734)	$(86,101)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	263,519	256,688
Equity in net loss of affiliates	2,990	8,183
Minority interests	(4,335)	10,765
Unrealized gain on investments, net	(14,622)	(7,385)
Write-off of deferred financing costs	1,187	—
Unrealized loss (gain) on derivative contracts	(7,803)	4,212
Amortization of deferred financing, discounts on indebtedness and other deferred costs	18,822	16,924
Compensation expense related to issuance of restricted stock	12,336	—
Tax benefit from exercise of stock options	297	456
Changes in assets and liabilities, net of effects of acquisitions and dispositions	(23,801)	(244,906)
Net cash provided by (used in) operating activities	136,856	(41,164)

Cash flows from investing activities:
Capital expenditures	(141,111)	(166,276)
Payment for acquisition	(84,738)	—
Proceeds from sale of equipment	721	9,669
Decrease in investment securities and other investments	—	3,769
Additions to intangible assets	(4,126)	(112)
Increase in investments in affiliates, net	(14)	(3,844)
Net cash used in investing activities	(229,268)	(156,794)

Cash flows from financing activities:
Proceeds from bank debt	261,500	570,582
Repayment of bank debt	(286,102)	(574,350)
Net proceeds from collateralized indebtedness	—	314,029
Preferred stock dividends	—	(43,630)
Advances to Cablevision	—	(150,000)
Capital contribution from Cablevision	—	150,000
Payments on capital lease obligations and other debt	(4,092)	(2,806)
Additions to deferred financing and other costs	(522)	(4,813)
Issuance of preferred stock	—	75,000
Net cash provided by (used in) financing activities	(29,216)	334,012

Net increase (decrease) in cash and cash equivalents from continuing operations	(121,628)	136,054

Net effect of discontinued operations on cash and cash equivalents	—	(38,836)

Cash and cash equivalents at beginning of year	326,962	125,940

Cash and cash equivalents at end of period	$205,334	$223,158

See accompanying notes to

condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

NOTE 1.                                                 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of CSC Holdings, Inc. and its majority owned subsidiaries (the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

NOTE 2.                                                 RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The financial statements as of and for the three months ended March 31, 2004 and 2003 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2004.

NOTE 3.                                                 RECLASSIFICATIONS

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

NOTE 4.                                                 COMPREHENSIVE LOSS

Comprehensive loss for the three months ended March 31, 2004 and 2003 equals the net loss for the respective periods.

NOTE 5.                                                 LOSS PER COMMON SHARE

Net loss per common share is not presented since the Company is a wholly owned subsidiary of Cablevision Systems Corporation (“Cablevision”).

NOTE 6.                                                 CASH FLOWS

For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

During the three months ended March 31, 2004 and 2003, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Three Months Ended March 31,
	2004	2003
Non-Cash Investing and Financing Activities:
Dividends paid in preferred stock	$—	$1,146

Supplemental Data:
Cash interest paid – continuing operations	161,771	119,715
Cash interest paid – discontinued operations	—	525
Income taxes paid (refunded), net	828	(303)
Restricted cash	17,438	4,686

NOTE 7.                                                 TRANSACTIONS

In January 2004, Rainbow DBS, an indirect wholly-owned subsidiary of the Company, invested $100 for a 49% interest in DTV Norwich, an entity that acquired licenses at auction from the FCC to provide multichannel video distribution and data service in 46 metropolitan areas in the United States.  Concurrently with the equity investment, the Company funded DTV Norwich with an additional $84,600 loan for the acquisition of these licenses.

Rainbow DBS has also agreed to a put/call option with the other investor in DTV Norwich.  Once the FCC has irrevocably granted DTV Norwich its licenses, repayment of this loan is excused.  Rainbow DBS has a call option to purchase an additional 41% membership interest in DTV Norwich at an exercise price of $4,230.  If Rainbow DBS does not exercise the call option within 60 days following the grant of the licenses by the FCC, the agreement gives the other investor the right to put the 41% membership interest to Rainbow DBS at the same exercise price of $4,230.  If either party exercises its put or call option, the other investor will then have the right, for ten years, to put its remaining 10% interest to Rainbow DBS at fair value.

Pursuant to FIN 46, Consolidation of Variable Interest Entities, this entity is consolidated with the Company as of the date of the transaction.  The acquired licenses have been recorded in the accompanying balance sheet as other intangible assets and are deemed to have an indefinite life.  In connection with this transaction, the Company recognized an extraordinary loss of $7,436, net of taxes.

NOTE 8.                                                 NET ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

In accordance with the provisions of FIN 46, the assets and liabilities attributable to the Company’s investment in Northcoast Communications, LLC have been consolidated and classified in the consolidated balance sheet as of March 31, 2004 as assets and liabilities held for sale and consist of the following:

Cash, receivables, inventory, prepaid and other assets	$7,614
Property, equipment and PCS licenses	57,386
Total assets held for sale	$65,000

Accounts payable and accrued expenses	$13,263
Other liabilities	51,737
Total liabilities held for sale	$65,000

The operations of the retail electronics stores transferred in March 2003, including applicable restructuring charges (credits), have been classified as discontinued operations, net of taxes, in the consolidated statements of operations for all periods presented.

Operating results of discontinued operations, including the loss on the disposal of the retail electronics business in March 2003 of $12,844, are summarized as follows:

Revenues, net	$30,842

Loss before income taxes	(16,323)
Income tax expense	(3,621)
Net loss	$(19,944)

For the three months ended March 31, 2004, the Company recorded an additional loss, net of taxes, of approximately $810 that related to film asset adjustments that were finalized in connection with the sale of Bravo Company in December 2002.

NOTE 9.                                                 RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities.  FIN 46, as revised in December 2003, addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with voting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities.  For all variable interest entities created prior to February 1, 2003, the Company was required to apply the provisions of FIN 46 by March 31, 2004.  For variable interest entities created subsequent to January 31, 2003, FIN 46 was effective in 2003.  Pursuant to FIN 46, the Company has consolidated its investment in Northcoast Communications, LLC at March 31, 2004 and its investment in DTV Norwich as of the date of the transaction.

NOTE 10.                                          DEBT

In March 2004, borrowings under the Madison Square Garden (“MSG”) (a wholly-owned subsidiary of Regional Programming Partners) credit facility were repaid in full and the credit facility was terminated with proceeds from an equity contribution from Regional Programming Partners, a 60% owned subsidiary of Rainbow Media Holdings.

NOTE 11.                                          INCOME TAXES

The income tax benefit attributable to continuing operations for the three months ended March 31, 2004 of $58,400 differs from the income tax benefit derived from applying the statutory federal rate to pretax loss due principally to the impact of non-deductible preferred stock dividends, state taxes and an increase to the valuation allowance of $1,468 relating to certain state net operating loss carry forwards.

The income tax benefit attributable to continuing operations for the three months ended March 31, 2003 of $29,217 differs from the income tax benefit derived from applying the statutory federal rate to pretax loss due principally to the impact of a non-deductible expense related to the exchange right and put option related to the Company's Series A Preferred Stock, state taxes and an adjustment to the deferred tax rate.

NOTE 12.              RESTRUCTURING

The following table summarizes the accrued restructuring liability related to the 2001 restructuring plan for continuing operations:

	Employee Severance	Facility Realignment and Other Costs	Total
Balance at December 31, 2003	$3	$19,212	$19,215
Additional credits	—	(605)	(605)
Payments	(3)	(1,039)	(1,042)
Balance at March 31, 2004	$—	$17,568	$17,568

The following table summarizes the accrued restructuring liability related to the 2002 restructuring plan for continuing operations:

	Employee Severance	Facility Realignment and Other Costs	Total
Balance at December 31, 2003	$207	$39,623	$39,830
Additional charges (credits)	20	(568)	(548)
Payments	(132)	(498)	(630)
Balance at March 31, 2004	$95	$38,557	$38,652

The following table summarizes the accrued restructuring liability related to the 2003 restructuring plan for continuing operations:

Employee Severance
Balance at December 31, 2003	$2,258
Additional charges	26
Payments	(1,368)
Balance at March 31, 2004	$916

In connection with the acquisition of Fox Sports Net Chicago in December 2003, the Company consolidated a restructuring liability of $380 relating to facility realignment costs.  As of March 31, 2004, no payments were made against this liability.

In 2004, the Company eliminated certain staff positions and incurred severance costs aggregating $3,917, of which approximately $1,391 was paid as of March 31, 2004.

At March 31, 2004, approximately $31,870 of the total restructuring liability was classified as a current liability in the consolidated balance sheet.

NOTE 13.                                          INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at March 31, 2004 and December 31, 2003:

	March 31, 2004	December 31, 2003
Gross carrying amount of amortizable intangible assets
Franchises	$6,083	$6,066
Affiliation agreements	786,903	794,186
Broadcast rights	152,943	142,302
Player contracts	8,758	8,758
Other intangibles	193,862	189,796
	1,148,549	1,141,108

Accumulated amortization
Franchises	2,730	2,552
Affiliation agreements	268,391	248,595
Broadcast rights	61,753	58,507
Player contracts	7,983	7,621
Other intangibles	36,125	32,427
	376,982	349,702

Unamortizable intangible assets
Franchises	731,848	731,848
FCC licenses	86,531	1,899
Excess costs over the fair value of net assets acquired	1,472,643	1,472,643
	2,291,022	2,206,390

Total intangibles	$3,062,589	$2,997,796

Aggregate amortization expense
Three Months Ended March 31, 2004 and year ended December 31, 2003	$27,298	$82,636

Estimated amortization expense
Year ending December 31, 2004		$101,898
Year ending December 31, 2005		89,398
Year ending December 31, 2006		85,835
Year ending December 31, 2007		83,985
Year ending December 31, 2008		83,043

There were no changes in the carrying amount of excess costs over the fair value of net assets acquired for the three months ended March 31, 2004.

NOTE 14.              BENEFIT PLANS

The Company has a Cash Balance Retirement Plan (the “Retirement Plan”) for the benefit of employees other than those of the theater business. Under the Retirement Plan, the Company will credit a certain percentage of eligible base pay into an account established for each participant which will earn a market based rate of return annually.  Components of the net periodic pension cost for the Retirement Plan for the three months ended March 31, 2004 and 2003 are as follows:

	2004	2003
	(estimated)
Service cost	$6,184	$5,762
Interest cost	1,267	1,024
Expected return on plan assets	(1,498)	(1,051)
Net periodic benefit cost	$5,953	$5,735

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute approximately $26,900 to its pension plan in 2004.  As of March 31, 2004, $5,160 of contributions has been made.

NOTE 15.              SEGMENT INFORMATION

The Company’s reportable segments are strategic business units that are managed separately.  The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income (loss) before depreciation and amortization, stock plan income or expense and restructuring charges or credits).

	Three Months Ended March 31,
	2004	2003
Revenues, net from continuing operations
Telecommunications Services	$740,068	$633,804
Rainbow	263,412	176,824
Madison Square Garden	204,517	208,406
Rainbow DBS	1,014	—
All other	17,479	18,587
Intersegment eliminations	(39,353)	(36,670)
Total	$1,187,137	$1,000,951

Adjusted operating cash flow from continuing operations
Telecommunications Services	$275,047	$242,889
Rainbow	76,176	34,704
Madison Square Garden	(19,822)	14,153
Rainbow DBS	(44,964)	(1,650)
All Other	(18,692)	681
Total	$267,745	$290,777

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three Months Ended March 31,
	2004	2003
Revenues, net from continuing operations
Total revenue for reportable segments	$1,209,011	$1,019,034
All other revenue and intersegment eliminations	(21,874)	(18,083)
Total consolidated revenue	$1,187,137	$1,000,951

Adjusted operating cash flow to loss from continuing operations before income taxes
Total adjusted operating cash flow for reportable segments	$286,437	$290,096
All Other adjusted operating cash flow	(18,692)	681
Items excluded from adjusted operating cash flow:
Depreciation and amortization	(263,519)	(256,688)
Stock plan expense	(11,001)	(6,983)
Restructuring (expense) credits	(2,790)	4,464
Interest expense	(177,125)	(129,394)
Interest income	938	6,065
Equity in net loss of affiliates	(2,990)	(8,183)
Write-off of deferred financing costs	(1,187)	—
Gain on investments, net	14,622	7,385
Gain (loss) on derivative contracts, net	1,387	(10,708)
Minority interests	4,335	(10,765)
Miscellaneous, net	(549)	(1,288)
Loss from continuing operations before income taxes and dividend requirements	$(170,134)	$(115,318)

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States.

The Company does not have a single external customer which represents 10 percent or more of its consolidated revenues.

NOTE 16.              LEGAL MATTERS

The Company is party to various lawsuits, some involving substantial amounts.  Although the outcome of these matters cannot be predicted with certainty, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial position, results of operations or liquidity of the Company.

At Home

On April 25, 2001, At Home Corporation commenced a lawsuit in the Court of Chancery of the State of Delaware alleging that Cablevision had breached its obligations under certain agreements with At Home.  The suit sought a variety of remedies including:  rescission of the agreements between At Home and Cablevision and cancellation of all warrants held by Cablevision, damages, and/or an order prohibiting Cablevision from continuing to offer its Optimum Online service and requiring it to convert its Optimum Online customers to the Optimum@Home service and to roll out the Optimum@Home service.  On September 28, 2001, At Home filed a petition for reorganization in federal bankruptcy court.  In connection with the liquidation of At Home, the claims in this lawsuit, among others, were assigned to the General Unsecured Creditors Liquidated Trust (“GUCLT”).

On June 26, 2003, the GUCLT initiated a separate action against Cablevision in the United States District Court for the Northern District of California. The California action stems from a May 1997 agreement between Cablevision and At Home that is no longer in effect.  The GUCLT seeks monetary damages of “at least $12,500” due to the claimed failure by Cablevision to make alleged required payments to At Home during the 2001 calendar year.

On July 29, 2003, based on an agreed Stipulation filed jointly by Cablevision and the GUCLT, the Court dismissed the Delaware action with prejudice, other than solely with respect to the specific claims brought by the GUCLT in the California action.

YES Network

On April 29, 2002, Yankees Entertainment & Sports Network, LLC (the “YES Network”) filed a complaint and, on September 24, 2002, an amended complaint against the Company in the United States District Court, Southern District of New York.  The lawsuit arises from the failure of the YES Network and the Company to reach agreement on the carriage of programming of the YES Network (primarily New York Yankees baseball games and New Jersey Nets basketball games) on the Company’s cable television systems.  The amended complaint alleges a variety of anticompetitive acts and seeks declaratory judgments as to violations of laws, treble damages and injunctive relief, including an injunction requiring the Company to carry the YES Network on its cable television systems.  The Company believes that the claims set forth in the complaint are without merit.  As a result of the March 2003 agreement discussed below, the litigation with the YES Network has been stayed and, under the terms of the agreement, will ultimately be dismissed.

On March 31, 2003, YES Network and Cablevision reached an agreement pursuant to which Cablevision began carrying programming of the YES Network.  Under this agreement, Cablevision agreed to carry the YES Network programming for one year under interim arrangements while the parties sought to finalize the terms of a definitive long-term affiliation agreement and/or submitted the matter to arbitration.  The matter was ultimately submitted to arbitration.  The hearing before the arbitration panel ended in March 2004 and, through the arbitrators’ decision and a new written agreement by the parties, established the terms for a definitive long-term affiliation agreement that is effective retroactively to March 31, 2003.

As part of the original March 31, 2003 agreement, Cablevision agreed to pay YES Network for certain revenue reductions and expenses that YES Network experienced while the interim agreement was in place, under the “most favored nations” provisions of YES Network’s affiliation agreements with certain other distributors.  In light of the recent arbitration decision, no further indemnification payments are being made and appropriate refunds as to amounts already paid are expected.

Tracking Stock Litigation

In August 2002, purported class actions naming as defendants the Company and each of its directors were filed in the Delaware Chancery Court.  The actions, which allege breach of fiduciary duties and breach of contract with respect to the exchange of the Rainbow Media Group tracking stock for Cablevision NY Group common stock, were purportedly brought on behalf of all holders of publicly traded shares of Rainbow Media Group tracking stock.  The actions sought to (i) enjoin the exchange of Rainbow Media Group tracking stock for Cablevision NY Group common stock, (ii) enjoin any sales of “Rainbow Media Group assets,” or, in the alternative, award rescissory damages, (iii) if the exchange is completed, rescind it or award rescissory damages, (iv) award compensatory damages, and (v) award costs and disbursements.  The actions were consolidated into one action on September 17, 2002, and on October 3, 2002, the Company filed a motion to dismiss the consolidated action.  The action is currently stayed by agreement of the parties pending resolution of a related action brought by one of the plaintiffs to compel the inspection of certain books and records of the Company.  The Company believes the claims are without merit and intends to contest the lawsuits vigorously.

In August 2003, a purported class action naming as defendants the Company, directors and officers of the Company and certain current and former officers and employees of the Company’s Rainbow Media Holdings and American Movie Classics subsidiaries was filed in New York Supreme Court by the Teachers Retirement System of Louisiana.  The actions relate to the August 2002 Rainbow Media Group tracking stock exchange and allege, among other things, that the exchange ratio was based upon a price of the Rainbow Media Group tracking stock that was artificially deflated as a result of the improper recognition of certain expenses at the national services division of Rainbow Media Holdings.  The complaint alleges breaches by the individual defendants of fiduciary duties.  The complaint also alleges breaches of contract and unjust enrichment by the Company.  The complaint seeks monetary damages and such other relief as the court deems just and proper.  The Company intends to contest the lawsuit vigorously.  On October 31, 2003, the Company and other defendants moved to stay the action in favor of the previously filed actions pending in Delaware or, in the alternative, to dismiss for failure to state a claim.  The parties are awaiting a decision from the court on this motion.

Time Warner Litigation

On November 14, 2003, American Movie Classics Company filed an action against Time Warner Entertainment, L.P. in New York State Supreme Court for declaratory relief and damages caused by Time Warner’s anticipatory repudiation of its cable television affiliation agreement with American Movie Classics.  American Movie Classics filed that action as a result of Time Warner’s notice purporting to terminate the contract based upon their allegation that American Movie Classics had changed its programming.  The Company believes the notice was improper.  American Movie Classics is seeking a declaratory judgment that it is entitled to full performance of the agreement, and, at its option, is entitled to rescind the agreement and recover damages.  Time Warner filed an answer and counterclaims in December 2003 that, among other things, seeks a declaratory judgment as to its right to terminate the affiliation agreement, an injunction requiring American Movie Classics to deliver a classic films channel and damages for an alleged breach of contract.

Accounting Related Investigations

The Securities and Exchange Commission and the U.S. Attorney’s Office for the Eastern District of New York continue to conduct investigations into matters related to the improper expense recognition previously reported by the Company.

NOTE 17.              PREFERRED STOCK

In February 2003, Quadrangle Capital Partners LP, a private investment firm, invested $75,000 in CSC Holdings, in the form of 10% Series A Exchangeable Participating Preferred Stock convertible into Cablevision NY Group Class A common stock.  In connection with the issuance of the Series A preferred stock to Quadrangle, CSC Holdings entered into an agreement with Quadrangle which grants Quadrangle the right to require CSC Holdings to purchase the preferred stock (“put option”) for cash or through the issuance of registered equity securities of Cablevision, at CSC Holdings’ option.  The exchange right and the put option have been accounted for as a derivative.  Accordingly, the fair value of the exchange right and the put option of $38,618 at March 31, 2004 and December 31, 2003 has been reflected as a liability under derivative contracts in the accompanying consolidated balance sheets.

In October 2003, Quadrangle exercised its “put option” to require CSC Holdings to purchase all of its Series A preferred stock.  The Company is in discussions with Quadrangle as to the process for determining the put price.  Subsequent to its issuance in February 2003, on April 1, July 1 and October 1, 2003, dividends on the Series A preferred stock were paid through the issuance of additional shares of Series A preferred stock.  CSC Holdings has not declared or paid any dividends subsequent to October 1, 2003.

NOTE 18.              SUBSEQUENT EVENTS

In April 2004, Cablevision issued $1,000,000 face amount of 8% senior notes due 2012 and $500,000 face amount of floating rate senior notes due 2009.  In addition, CSC Holdings issued $500,000 face amount of 6-3/4% senior notes due 2012.

In May 2004, CSC Holdings redeemed all of the following securities: its 11-3/4% Series H Redeemable Exchangeable Preferred Stock; its 11-1/8% Series M Redeemable Exchangeable Preferred Stock; its 9-7/8% Senior Subordinated Debentures due 2013; and, its 9-7/8% Senior Subordinated Debentures due 2023.

In April 2004, Rainbow DBS entered into a ten-year lease agreement for transponder space on a satellite, commencing in October 2004.  Rainbow Media Holdings issued letters of credit for $19,800 as a security deposit.  Rainbow DBS will initially lease 13 transponders, increasing to 16 in January 2005, with the option of leasing additional transponders.

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The operations of CSC Holdings are identical to the operations of Cablevision, except for interest income of $0.5 million for the three months ended March 31, 2003 included in CSC Holdings’ consolidated statement of operations which is eliminated in Cablevision’s consolidated statement of operations.  In addition, prior to the implementation of Statement 150 on July 1, 2003, dividends attributable to the Series H and Series M Redeemable Exchangeable Preferred Stock of CSC Holdings were reported in minority interests in the consolidated financial statements of Cablevision.  Refer to Cablevision’s Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report.