Form 10-K
period 2004-12-31
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS INC
filed 2005-03-16
CIK 1053112, 784681

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

Aggregate market value of voting stock held by nonaffiliates of Cablevision Systems Corporation based on the closing price at which such stock was sold on the New York Stock Exchange on June 30, 2004: $4,177,982,409.

        Number of shares of common stock outstanding as of March 1, 2005:

Cablevision NY Group Class A Common Stock—	222,093,045
Cablevision NY Group Class B Common Stock—	65,761,742
CSC Holdings, Inc. Common Stock—	6,429,987

DOCUMENTS INCORPORATED BY REFERENCE

        The Registrants intend to file with the Securities and Exchange Commission, not later than 120 days after the close of their fiscal year, a definitive proxy statement or an amendment to this report containing the information required to be disclosed under Part II, Item 5 and Part III of Form 10-K under cover of Form 10-K/A.

TABLE OF CONTENTS

				Page
Part I
	Item	1.	Business	1
		2.	Properties	27
		3.	Legal Proceedings	27
		4.	Submission of Matters to a Vote of Security Holders	30
Part II
		5.	Market for the Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	31
		6.	Selected Financial Data	32
		7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	37
		7A.	Quantitative and Qualitative Disclosures About Market Risk	84
		8.	Financial Statements and Supplementary Data	86
		9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	86
		9A.	Controls and Procedures	87
		9B.	Other Information	88
Part III
		10.	Directors and Executive Officers of the Registrants	*
		11.	Executive Compensation	*
		12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters	*
		13.	Certain Relationships and Related Transactions	*
		14.	Principal Accountant Fees and Services	*
Part IV
		15.	Exhibits and Financial Statement Schedules	89

*
These items are omitted because the registrants intend to file with the Securities and Exchange Commission, not later than 120 days after the close of their fiscal year, a definitive proxy statement or an amendment to this report containing the information required to be disclosed under Part III of Form 10-K under cover of Form 10-K/A.

i

PART I

ITEM 1. BUSINESS

        This combined Annual Report on Form 10-K is separately filed by Cablevision Systems Corporation ("Cablevision") and CSC Holdings, Inc. ("CSC Holdings" and collectively with Cablevision, the "Company" or the "Registrants").

Cablevision Systems Corporation

        Cablevision Systems Corporation is a Delaware corporation which was organized in 1997. Cablevision owns all of the outstanding common stock of CSC Holdings and its liabilities consist primarily of senior notes issued in April 2004. Cablevision has no operations independent of its CSC Holdings subsidiary.

CSC Holdings

        CSC Holdings is a Delaware corporation which was organized in 1985 and is one of the largest cable operators in the United States based on the number of subscribers. We also operate cable programming networks, entertainment businesses and telecommunications companies. As of December 31, 2004, we served approximately 2.96 million cable television subscribers in and around the New York City metropolitan area, making us the sixth largest cable operator in the United States based on the number of subscribers. Through our wholly-owned subsidiary, Rainbow Media Holdings LLC, we own interests in and manage numerous national and regional programming networks, the Madison Square Garden sports and entertainment business and cable television advertising sales companies. Through Cablevision Lightpath, Inc., our wholly-owned subsidiary, we provide telephone services and high-speed Internet access to the business market. We also own or have interests in a number of other businesses and companies that include Clearview Cinemas (a chain of 53 movie theaters) and Rainbow DBS, a direct broadcast satellite provider.

        We classify our business interests into four segments: Telecommunications Services; Rainbow; Madison Square Garden; and Rainbow DBS.

        Our Telecommunications Services segment includes CSC Holdings' cable television business, including its basic cable, interactive digital cable, high-speed data, Voice over Internet Protocol and residential telephone services operations and the operations of the commercial telephone and high-speed data services provided by Lightpath.

        Our Rainbow segment consists principally of our interests in national and regional programming businesses and investments held by Rainbow Media Holdings and currently includes the following:

  •
  four nationally distributed 24-hour entertainment programming networks:

  •
  AMC,

  •
  The Independent Film Channel,

  •
  WE: Women's Entertainment, and

  •
  fuse,

  •
  a 60% ownership interest in Regional Programming Partners, which we manage. Regional Programming Partners owns the following interests in regional programming businesses operated under the Fox Sports Net name:

  •
  Fox Sports Net Florida (100%),

  •
  Fox Sports Net Ohio (100%),

    •
    Fox Sports Net Chicago (100%),

    •
    Fox Sports Net Bay Area (100%), and

    •
    Fox Sports Net New England (50%),

  •
  through our 60% ownership interest in Regional Programming Partners, an interest in the MetroChannels, which feature local sports, news, educational and other programming in the New York City metropolitan area,

  •
  News 12 Networks, a regional news business in the New York City metropolitan area,

  •
  the advertising sales representation business,

  •
  a 50% ownership interest in National Sports Partners, which owns and distributes Fox Sports Net,

  •
  a 50% ownership interest in National Advertising Partners, which provides national advertising representation services to all of the Fox Sports Net regional sports networks,

  •
  Rainbow Network Communications, a full service network programming origination and distribution company,

  •
  video-on-demand (VOD) and subscription video-on-demand (SVOD) services such as Mag Rack (formerly Sterling Digital), Sportskool and World Picks which develop niche audience programming, and

  •
  businesses such as IFC Productions, IFC Entertainment and IFC Films, which produce, license and distribute independent films.

See the discussion under Recent Event below.

        Our Madison Square Garden segment owns and operates the Madison Square Garden Arena and the adjoining Theater at Madison Square Garden, the New York Knickerbockers professional basketball team, the New York Rangers professional hockey team, the New York Liberty professional women's basketball team, the Hartford Wolf Pack professional hockey team, the Madison Square Garden Network and Fox Sports Net New York ("MSG Networks") and Radio City Entertainment (which operates Radio City Music Hall in New York City under a long-term lease). Additionally, Madison Square Garden manages and operates the Hartford Civic Center and Rentschler Field in Connecticut. Madison Square Garden, is a wholly-owned subsidiary of Regional Programming Partners, which is currently a 60% owned subsidiary of Rainbow Media Holdings. See the discussion under "Recent Event" below.

        Our Rainbow DBS segment includes the operations of Rainbow DBS Company LLC, which operates the Company's VOOMSM direct broadcast satellite service and Rainbow HD Holdings which owns and operates a suite of 21 high definition channels currently carried by Rainbow DBS. See the discussion under "Rainbow DBS" below regarding recent events.

        In addition, we own or have interests in the following businesses and assets:

  •
  the motion picture theater business of CCG Holdings, Inc., doing business as Clearview Cinemas,

  •
  common stock of Charter Communications, Inc.,

  •
  common stock of Adelphia Communications Corporation,

  •
  common stock of AT&T Corp.,

  •
  common stock of Comcast Corporation received in November 2002 in respect of the AT&T common stock we owned,

  •
  common stock of General Electric Company received in December 2002 upon the sale of our interest in the Bravo programming service, and

  •
  common stock of Leapfrog Enterprises, Inc., a designer, developer and marketer of technology-based educational products, and

  •
  a 60% ownership interest in PVI Virtual Media Services LLC, which markets a real time video insertion system that places computer generated electronic images into television broadcasts of sporting events and other programming.

Telecommunications Services

General

        Cable television is a service that delivers multiple channels of television programming to subscribers who pay a monthly fee for the services they receive. Television signals are received over-the-air, by fiber optic transport or via satellite delivery by antennas, microwave relay stations and satellite earth stations and are modulated, amplified and distributed over a network of coaxial and fiber optic cable to the subscribers' television sets. Cable television systems typically are constructed and operated pursuant to non-exclusive franchises awarded by local and state governmental authorities for specified periods of time.

        Our cable television systems offer varying packages of service marketed under the Optimum brand name, which may include, among other programming, local broadcast network affiliates and independent television stations, certain other news, information and entertainment channels such as CNN, CNBC, ESPN, and MTV, and certain premium services such as HBO, Showtime, The Movie Channel, Starz and Cinemax. We also offer iO, Interactive Optimum, our digital cable service, which enables customers to receive video on demand and subscription video on demand services, as well as additional viewing channels.

        Our cable television revenues are derived principally from monthly fees paid by subscribers. In addition to recurring subscriber revenues, we derive revenues from the sales of pay-per-view movies and events, video on demand and subscription video on demand program tiers, from the sale of advertising time on advertiser supported programming and from installation and equipment charges. Certain services and equipment provided by substantially all of our cable television systems are subject to regulation. See "Regulation—Cable Television."

        As of December 31, 2004, our cable television systems served approximately 2.96 million subscribers, primarily in and around the New York City metropolitan area.

        We also provide residential high-speed data services using our cable television broadband network. High-speed data services are provided to customers through a cable modem device. The high-speed data service, marketed as "Optimum Online", served approximately 1.35 million subscribers at December 31, 2004 for an overall penetration rate of 30.4% of the homes passed by our cable television network. We believe that our high-speed data service penetration has been driven by superior quality and speed and, in part, by a large number of customers installing the necessary equipment without the need for a service call. Cable modems provided may include a self-installation kit that is designed to enable customers to install the cable modem without the need for a service call.

        In addition, the Company has launched Optimum Voice, Voice over Internet Protocol technology services (VoIP) which is offered exclusively to our Optimum Online subscribers. As of December 31, 2004, we provided Optimum Voice services to approximately 272,700 customers. As of December 31,

2004, we also provided switched residential telephone services to approximately 9,400 subscribers in Long Island, New York and parts of southern Connecticut.

        Through Lightpath, a competitive local exchange carrier, we provide telecommunications services to the business market in the greater New York City metropolitan area. Lightpath provides a full range of switched services, private line and advanced networking features, including broadband access. Optimum Voice utilizes Lightpath's services in order for its customers to initiate and receive local and regional calls in the states of New York, New Jersey and Connecticut. As of December 31, 2004, Lightpath serviced over 1,662 buildings with approximately 154,000 access lines.

        The following table sets forth certain statistical data regarding our cable television, high-speed data and voice services operations as of the dates indicated.

	As of December 31,
	2004	2003	2002
Video:
Homes passed by cable(1)	4,443,000	4,401,000	4,369,000
Basic video subscribers(2)	2,963,000	2,944,000	2,963,000
Basic video subscribers as a percentage of homes passed	66.7%	66.9%	67.8%
Average monthly revenue per basic video subscriber(3)	$87.17	$76.69	$65.56
High-Speed Data:
Customers	1,352,500	1,057,000	770,100
Customers as a percentage of homes passed	30.4%	24.0%	17.6%
VoIP Services:
Customers	272,700	28,700	—
Customers as a percentage of homes passed	6.1%	0.7%	—

(1)
Homes passed is based upon homes actually marketed and does not include multiple dwelling units passed by the cable plant that are not connected to it.

(2)
Basic video subscribers represent each customer account (set up and segregated by customer name and address), weighted equally and counted as one subscriber, regardless of size, revenue generated, or number of boxes, units, or outlets. In calculating the number of customers, the Company counts all customers other than inactive/disconnected customers. Free accounts are included in the customer counts along with all active accounts, but they are limited to a prescribed group such as current and retired Company employees, and free status is not granted to regular customers as a promotion. Such accounts are also not entirely free, as they typically generate revenue through pay-per-view or other services for which they must pay. The Company counts a bulk commercial customer, such as a hotel, as one customer, and does not count individual rooms' units at that hotel. In counting bulk residential customers such as an apartment building, the Company counts each subscribing family unit within the building as one customer, but does not count the master account for the entire building as a customer.

(3)
Average monthly revenue per basic subscriber is calculated by dividing the GAAP revenues for the Telecommunications Services segment excluding revenues of Lightpath for the fourth quarter in the period by the average number of basic video subscribers for the same period.

        The Company's cable television systems are concentrated in and around the New York City metropolitan area. We believe that these systems comprise the largest metropolitan cluster of cable television systems under common ownership in the United States (measured by number of subscribers).

Subscriber Rates and Services; Marketing and Sales

        Our digital cable service, branded "iO, Interactive Optimum", is available to Cablevision's entire service area. We ended 2004 with approximately 1.48 million iO subscribers.

        The digital cable programming services currently offered to subscribers include:

  •
  Over 200 channels of entertainment,

  •
  Over 50 additional movie channels including multiple channels ("multiplexes") of HBO, Showtime, Cinemax, Starz/Encore and The Movie Channel,

  •
  access to over 700 titles each month on demand, featuring hundreds of movies, and subscription video on demand programming including HBO On Demand, Showtime On Demand, Cinemax On Demand, and Disney Channel on Demand,

  •
  Over 150 hours of special interest programming on demand featuring Mag Rack, a collection of over 20 video magazines,

  •
  45 channels of uninterrupted commercial-free digital music from Music Choice,

  •
  Optional Sports Packages from the NBA, NHL, MLB and college football and basketball,

  •
  iO en espanol- 30 Spanish language channels including programming from Latin America, the Caribbean, Mexico, and featuring "World Picks Latino", 20 hours of Latino video on demand content (available in Brooklyn, the Bronx, Newark, and Hudson, New Jersey only),

  •
  15 channels of international programming from around the world, with channels from Korea, Russia, China, Germany, Italy, Poland, Japan and India (available in Brooklyn, the Bronx, Newark and Hudson, New Jersey only),

  •
  16 channels available in high definition, including local channels such as WCBS, WABC, WNBC, WNYW (Fox) and WNET (PBS), as well as local sports channels, MSG and Fox Sports Net New York. Offerings also include high definition channels from HBO, Cinemax, Showtime, The Movie Channel, Starz, Universal, ESPN and INHD. In addition, high definition movies are available on demand for an additional fee,

  •
  A collection of enhanced television applications including Metro Traffic interactive, Metro Weather interactive, MSG Game Director, iO dashboard, iO Showcase, and Optimum Autos (not currently available in the Bronx, Brooklyn, Newark and Hudson, New Jersey), and

  •
  iO Games, a wide variety of interactive games offered in distinct packages including the Arcade Pak, Casino Pak, Variety Pak, and Logic Pak. Each package is available for $4.95 per month (not currently available in the Bronx, Brooklyn, Newark and Hudson, New Jersey).

        Packaging of the iO, Interactive Optimum product includes the iO Gold package currently priced at $86.95 per month. iO Gold features over 200 channels, including 50 premium movie channels. iO Silver, currently priced at $66.95, includes everything in iO Gold except for NBA TV, Flix and premium movie channels from Showtime, Cinemax and The Movie Channel. The $9.95 iO package can be added to any level of cable service and includes an additional 29 digital cable channels, 45 digital music channels from Music Choice, as well as iO Games and interactive news and weather sites.

        All of our cable television systems also offer an expanded basic package of services, generally marketed as "Family Cable", which includes, among other programming, certain news, information, entertainment, and sports channels such as AMC, CNN, CNBC, Discovery, ESPN and MTV. For additional charges, our cable television systems provide certain premium services such as HBO, Showtime, The Movie Channel, Starz and Cinemax, which may be purchased either individually or in combinations or in tiers.

        In addition, our cable television systems offer a government mandated Broadcast Basic level of service which includes local over-the-air broadcast stations, such as network affiliates (e.g., ABC, NBC, CBS, FOX), and public, educational or governmental channels.

        Since our existing cable television systems are substantially fully built, our sales efforts are primarily directed toward increasing our penetration to homes passed for all of our existing services. We market our cable television services through in-person selling, as well as telemarketing, direct mail advertising, promotional campaigns and local media and newspaper advertising.

Optimum Online

        Optimum Online is our high-speed Internet access service. Optimum Online connects customers to the Internet using the same cable that delivers cable television service. Optimum Online is available to Cablevision's entire footprint. We ended 2004 with over 1.35 million residential Optimum Online subscribers.

Optimum Voice (VoIP service)

        Optimum Voice is a high-quality voice service available exclusively to Optimum Online subscribers that offers unlimited local, regional and long-distance calling within the United States and Canada and popular calling features at one low, flat monthly rate.

        With Optimum Voice customers can call anywhere within the United States and Canada, any time of the day or night, and talk as long as they like for $34.95 a month. Low cost international calling is also available through the purchase of an international calling card.

        Optimum Voice includes seven premium calling features, plus "My Optimum Voice."

  •
  Enhanced Voicemail: Provides all the features of any answering machine with added convenience and flexibility,

  •
  Call Waiting,

  •
  Caller ID,

  •
  Caller ID Blocking,

  •
  Call Return,

  •
  Three-Way Calling, and

  •
  Call Forwarding.

        My Optimum Voice allows customers to easily manage calling features and receive voicemails via the Internet. Customers can view all their call details at their convenience.

        Optimum Voice is available to Cablevision's entire footprint. We ended 2004 with approximately 272,700 Optimum Voice customers.

System Capacity

        We have completed the upgrade of the physical and technical capabilities of our cable plant network using state of the art technology including fiber optic cable. The network is a minimum of 750 MHz two way interactive offering a minimum of 77 analog and digital channels, high-speed data and voice services.

Programming

        Adequate programming is available to the cable television systems from a variety of sources, including that available from Rainbow Media Holdings and affiliates of News Corporation. Program suppliers' compensation is typically a fixed, per subscriber monthly fee based, in most cases, either on the total number of subscribers of the cable television systems and certain of its affiliates, or on the number of subscribers subscribing to the particular service. The programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Cable programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to most subscribers, increased costs to produce or purchase cable programming and other factors.

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

        Franchise agreements are usually for a term of ten to fifteen years from the date of grant, although some renewals have been for shorter terms, generally between five and ten years in length. Some of the franchises grant us an option to renew upon expiration of the initial term. Eight of our ten largest franchises expire between 2007 and 2013. Two of our ten largest franchises have expired and we are currently operating in those areas under temporary authority. The Company has never lost a franchise for an area in which it operates.

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

Rainbow

General

        We conduct our programming activities through Rainbow Media Holdings, a wholly-owned subsidiary of CSC Holdings. Rainbow Media Holdings' businesses include ownership interests in national and regional programming networks and Madison Square Garden's sports and entertainment business (see Madison Square Garden segment discussion below). Rainbow Media Holdings also owns interests in cable television advertising businesses.

        Rainbow Media Holdings' national entertainment programming networks include AMC, WE: Women's Entertainment, fuse and The Independent Film Channel.

        Rainbow Media Holdings owns a 60% interest in, and manages, Regional Programming Partners, a partnership with subsidiaries of News Corporation ("News Corporation"). Regional Programming Partners owns Madison Square Garden, a sports and entertainment business (see Madison Square Garden segment discussion below), interests in regional sports networks that provide regional sports programming to the New England, Chicago, Cincinnati, Cleveland, San Francisco and Florida areas, and MetroChannels which provide regional and local sports, entertainment, information and other programming to the New York metropolitan area.

        National Sports Partners owns and operates the national sports network Fox Sports Net, which provides national sports programming to regional sports networks. National Sports Partners is 50% owned by Rainbow Media Holdings and is managed and 50% owned by News Corporation.

        Rainbow Media Holdings owns Rainbow News 12 which operates regional news networks servicing suburban areas surrounding New York City. Rainbow Media Holdings also owns and operates Rainbow Advertising Sales Corporation, a cable television advertising company.

Recent Event

        In February 2005, the Company and News Corporation entered into an agreement to restructure their ownership, through Regional Programming Partners, of its regional sports networks in New York, Chicago, New England, Ohio and Florida, as well as Madison Square Garden and its properties, Fox Sports Net and National Advertising Partners.

        Regional Programming Partners is owned 60% by the Company and 40% by News Corporation. Once the restructuring is complete, the Company will own 100% of Madison Square Garden and its properties. The Company will also own 100% of Fox Sports Net Chicago, as well as 50% of Fox Sports Net New England.

        In connection with its December 2003 purchase of the interests that it did not own in Fox Sports Net Chicago and Fox Sports Net Bay Area, subsidiaries of Regional Programming Partners issued promissory notes in the aggregate amount of $150 million to News Corporation. As part of the restructuring, those promissory notes will be contributed by News Corporation to Regional Programming Partners for no additional consideration and will thereafter be cancelled without any payment being made on them.

        Fox Sports Net and National Advertising Partners are owned 50% by the Company and 50% by News Corporation. Once the restructuring is complete, News Corporation will own 100% of Fox Sports Net and National Advertising Partners, as well as Fox Sports Net Ohio and Fox Sports Net Florida. Following the restructuring, News Corporation will continue its management of Fox Sports Net and National Advertising Partners and assume management of both Fox Sports Net Ohio and Fox Sports Net Florida.

        The Company and News Corporation will continue to own 60% and 40% respectively of Fox Sports Net Bay Area through a separate partnership. The Company will continue to manage that network. This transaction is subject to certain approvals and is expected to close by the end of the second quarter of 2005.

        The following table sets forth ownership information and estimated subscriber information as of December 31, 2004 for each of the programming and related businesses whose ownership interest is held directly or indirectly by Rainbow Media Holdings.

	December 31, 2004
Programming and Related Businesses	Viewing Subscribers(1)	Affiliated Basic Subscribers(2)	Ownership(3)
	(in millions)
National Entertainment
Programming Networks:
AMC	76.1	84.0	Rainbow Media Holdings—100%
WE: Women's Entertainment	49.9	71.6	Rainbow Media Holdings—100%
The Independent Film Channel	34.6	74.9	Rainbow Media Holdings—100%
fuse	33.1	66.8	Rainbow Media Holdings—100%
Regional Sports Networks:
Fox Sports Net Bay Area	3.6	3.9	Regional Programming Partners—100%
Fox Sports Net Chicago	3.7	4.0	Regional Programming Partners—100%
Fox Sports Net New England	3.8	4.3	Regional Programming Partners and Comcast—50% each
Fox Sports Net Ohio	4.8	5.1	Regional Programming Partners—100%
Fox Sports Net Florida	3.9	4.3	Regional Programming Partners—100%
Madison Square Garden Network/Fox Sports Net New York	14.0	14.8	Regional Programming Partners—100%
Other:
National Sports Partners	73.3	83.0	Rainbow Media Holdings and News Corporation—50% each
National Advertising Partners	—	—	Rainbow Media Holdings and News Corporation—50% each
Mag Rack	2.7	6.9	Rainbow Media Holdings—100%
Sportskool	1.2	3.1	Rainbow Media Holdings—100%
Rainbow Network Communications	—	—	Rainbow Media Holdings—100%
Metro TV	3.3	4.3	Regional Programming Partners—100%
Metro Traffic and Weather	2.4	2.9	Regional Programming Partners—100%
Metro Stories	1.9	4.1	Regional Programming Partners—100%
Rainbow Advertising Sales Company	—	—	Rainbow Media Holdings—100%
Rainbow DBS	—	—	Rainbow Media Holdings—100%
News Services:
News12 Long Island	0.8	0.8	Rainbow Media Holdings—100%
News12 Connecticut	0.2	0.2	Rainbow Media Holdings—100%
News12 New Jersey	1.7	1.7	Rainbow Media Holdings—100%
News12 Westchester	0.3	0.3	Rainbow Media Holdings—100%
News12 Bronx	0.3	0.3	Rainbow Media Holdings—100%
News12.com	—	—	Rainbow Media Holdings—100%

(1)
Represents the number of subscribers to distributors' systems that receive the referenced programming network.

(2)
Represents the total number of basic subscribers available in systems that carry the service.

(3)
Certain of these programming businesses, other than those which are wholly-owned by Rainbow Media Holdings, are subject to puts, calls, rights of first refusal and restrictions on transfer.

National Entertainment Programming Networks

AMC

        With a comprehensive library of popular films, AMC offers movie-based entertainment for movie lovers.

        AMC is available on cable television and other distribution platforms such as direct broadcast satellite. It is carried on basic or expanded basic tiers for which subscribers do not have to pay a premium to receive the network. Affiliate revenues, which in 2004 accounted for about 69.2% of AMC's revenues, are based on fees paid by the distributors for the right to carry the programming.

        AMC's film library consists of films that are licensed from major studios such as Columbia TriStar, Twentieth Century Fox, Paramount, Warner Brothers, Universal and MGM/UA under long-term contracts, with sufficient films under contract to meet its minimum programming requirements through approximately June 2007. AMC generally structures its contracts for the exclusive cable television right to carry the films during identified windows. AMC's programming also includes original series such as Sunday Morning Shootout and The AMC Project.

The Independent Film Channel (IFC)

        IFC was the first network dedicated to independent films and related programming. IFC presents feature-length films (domestically and internationally produced), documentaries, shorts, animation, new works, "cult classics" and originally produced programs which chronicle independent film trends.

        IFC's film library includes titles from Rainbow Media Holdings' film production and distribution businesses, as well as from leading independent film studios like Miramax, MGM/UA, Lions Gate and New Line with sufficient films under contract to meet its minimum programming requirements through approximately June 2007. IFC features exclusive live coverage of notable international film events like the Cannes Film Festival and the Independent Spirit Awards as well as original series such as Dinner for Five and Ultimate Film Fanatic.

WE: Women's Entertainment

        WE: Women's Entertainment, launched in 1997, is a 24-hour entertainment service oriented to women. The programming features women's interest films and original series and specials of particular interest to women.

        WE: Women's Entertainment has licensed exclusive film and off-network series from major Hollywood studios such as Twentieth Century Fox, Universal and MGM/UA as well as independents like Miramax and New Line to supplement its slate of original programming. The library of licensed content is sufficient to meet WE: Women's Entertainment's minimum programming needs through approximately June 2007. WE: Women's Entertainment's off-network series include Boston Public and Dharma & Greg and McLeod's Daughters. Bridezillas, Single in the City and Take My Kids, Please! are WE: Women's Entertainment's most recently launched original series.

fuse

        fuse is a 24-hour, all-music entertainment programming network which was launched in the United States in July 1994. Through 2000, fuse featured Chum Limited's Canadian program service feed. In 2001, fuse began to produce a significant portion of the channel's programming in the United States. In 2002, fuse began producing programming from a street-front studio across from Madison Square Garden. Effective January 1, 2003, fuse's programming is 100% United States based.

Regional Sports Networks

        Rainbow Media Holdings, through Regional Programming Partners, currently has a 60% indirect interest in four regional sports networks, in Ohio, Florida, Chicago and the Bay Area operating under the Fox Sports Net name, and currently has a 30% indirect interest in one other regional sports network, New England, also operating under the Fox Sports Net name. Rainbow Media Holdings manages each of these regional sports networks, which are distributed in their respective region in the United States through cable television as well as other distribution platforms such as direct broadcast satellite. See "Recent Event" above.

National Sports Partners

        Fox Sports Net is distributed by National Sports Partners, currently a 50%/50% partnership between Rainbow Media Holdings and News Corporation that was formed in December 1997 and is managed by News Corporation. Fox Sports Net was launched during January 1998 and links all regional sports networks operating under the Fox Sports Net name, including the six Fox Sports Net networks in which Rainbow Media Holdings owns an indirect interest as described above, as well as others, and delivers local, regional and national sports programming. See "Recent Event" above.

Other Services

National Advertising Partners

        National Advertising Partners is currently a 50%/50% partnership between Rainbow Media Holdings and News Corporation that operates under the management of News Corporation. National Advertising Partners provides national advertising representation services for Fox Sports Net and the Fox Sports Net regional programming networks, offering advertisers access to millions of sports fans in the nation's top television markets and covering most of the Major League Baseball, National Basketball Association and National Hockey League teams. See "Recent Event" above.

Rainbow Network Communications

        Rainbow Network Communications, servicing primarily Rainbow's programming offerings, is a full service network programming origination and distribution company. Its services include origination, transmission, video engineering, uplinking, encryption, affiliate engineering, technology consulting, transponder negotiation, content ordering, quality control and editing. Rainbow Network Communications completed a state of the art technology center, which consolidated all master control/playback and uplink facilities at one location. This center is fully digital which enables Rainbow Network Communications to process audio and video signals in both standard and high definition.

Video-On-Demand Services

        Rainbow Media Holdings' on-demand services include Mag Rack, World Picks and Sportskool. Mag Rack provides a variety of on-demand special interest video magazines on such topics as photography, travel and health and science. World Picks offers subscription video-on-demand foreign language programming for carriage on cable systems and other distributors. Content consists of film and television programming from other countries. Sportskool features expert sports instruction, coaching and guidance for a wide range of sports and fitness activities.

        These services are currently offered to Cablevision's subscribers. In addition, certain of these services are also carried by other distributors.

Film Production and Distribution Businesses

        Rainbow leveraged IFC's brand name in 1997 to create IFC Productions, a feature film production company that provides financing for select independent film projects, and in 2000 to create IFC Films, a theatrical distribution company. IFC Productions has provided financing for the production of such films as Boys Don't Cry and Girlfight. IFC Films releases include My Big Fat Greek Wedding and Y Tu Mama Tambien. This year, Fahrenheit 9/11, distributed by IFC Films and Lions Gate, reached critical acclaim.

Madison Square Garden

        Madison Square Garden is a sports and entertainment company that owns and operates the Madison Square Garden Arena and the adjoining Theater at Madison Square Garden, the New York Knickerbockers professional basketball team, the New York Rangers professional hockey team, the New York Liberty professional women's basketball team, the Hartford Wolf Pack professional hockey team, the Madison Square Garden Network, Fox Sports Net New York and Radio City Entertainment (which operates Radio City Music Hall in New York City under a long-term lease). Additionally, Madison Square Garden manages and operates the Hartford Civic Center and Rentschler Field in Connecticut. Madison Square Garden, is a wholly-owned subsidiary of Regional Programming Partners, which is currently a 60% owned subsidiary of Rainbow Media Holdings. See "Recent Event" above.

Rainbow DBS

        The Rainbow DBS business began operations in October 2003 with the introduction of the VOOMSM service, which carries a larger number of high-definition channels than any other satellite provider or cable television system. As of December 31, 2004, the VOOMSM service offering included over 30 channels in high-definition, including 21 currently exclusive VOOMSM channels and over 70 standard definition channels. The VOOMSM service is currently transmitted by the Rainbow DBS satellite, Rainbow 1, that was constructed by Lockheed Martin, successfully launched in July 2003 and delivered to its 61.5°W.L. orbital position. From this orbital position, the satellite can provide coverage to the contiguous United States, provided customers have a line of sight to the satellite. As of February 28, 2005, Rainbow DBS had approximately 40,000 subscribers.

        In addition to its Rainbow 1 satellite, Rainbow DBS leases 16 transponders from SES Americom on its Americom 6 satellite, which is located at 72° W.L. Rainbow DBS has FCC licenses to construct, launch and operate five fixed service, Ka-band satellites and entered into a contract in November 2004 for the construction by Lockheed Martin of these five Ka-band satellites at a cost of $740 million. This amount excludes launch costs, Rainbow DBS has the right to terminate this contract prior to November 21, 2005 without penalty. If the contract is terminated subsequent to that date, Rainbow DBS would be required to make a termination payment, which at December 31, 2005 would not be significant. The Company currently expects to transfer this obligation to an entity that is not part of the Company or terminate the contract in connection with a shutdown of the Rainbow DBS operations.

        Rainbow DBS has invested approximately $85 million in an entity that holds FCC licenses to provide multichannel video distribution and data services in 46 metropolitan areas in the United States. See note 5 to Cablevision's consolidated financial statements regarding impairment charges recorded in 2005 related to such licenses.

        We had previously announced our intention to distribute to our shareholders all of the common stock of our subsidiary that owns our Rainbow DBS business as well as three of Rainbow Media Holdings' nationally distributed 24-hour entertainment services (AMC, The Independent Film Channel and WE: Women's Entertainment) and certain other assets. In December 2004, the Company's Board of Directors decided to suspend pursuing the spin-off and instead to pursue strategic alternatives for the Rainbow DBS business.

        In January 2005, the Company's Board of Directors authorized and directed the sale of the assets of Rainbow DBS and the shutdown of its business. On January 20, 2005, Rainbow DBS entered into a definitive agreement to sell its Rainbow 1 direct broadcast satellite and certain other related assets to a subsidiary of EchoStar Communications Corp. for $200 million in cash. This transaction is subject to the receipt of regulatory approvals. In February 2005, the Company signed a letter of intent under which VOOM HD, LLC, a new private company formed by certain holders of Cablevision Class B Common Stock, including Charles F. Dolan, our Chairman, and Thomas C. Dolan, would acquire from the Company the business, assets and liabilities of the Company's Rainbow DBS satellite business not included in the above mentioned agreement with EchoStar.    The letter of intent between the Company and VOOM HD expired on February 28, 2005 without a definitive agreement being reached.

        Following the expiration of the letter of intent, the Company began shutting down the Rainbow DBS operations. In March 2005, the Company entered into an agreement with Charles F. Dolan and Thomas C. Dolan ("March 2005 Agreement") pursuant to which the parties agreed to work cooperatively to finalize the separation of Rainbow DBS from the Company. Cablevision has agreed that no new shutdown activities will be undertaken at Rainbow DBS during the term of the agreement. Charles F. Dolan has agreed to fund any Rainbow DBS expenditures above those that would have been incurred under a shutdown scenario. Charles F. Dolan is required to fund those expenditures by providing to the Company cash or shares of the Company's common stock in advance of the Company making any expenditures above those contemplated in the shutdown budget. Similarly, if Rainbow DBS makes any new commitments or other agreements, the Company will segregate cash or shares received from Charles F. Dolan to pay the costs associated with those actions. In March 2005, Charles F. Dolan deposited $10 million with the Company in accordance with the March 2005 Agreement.

        The March 2005 Agreement between the Company and Charles and Thomas Dolan terminates on March 31, 2005. Charles F. Dolan has the right to terminate the agreement before that date. Upon any termination, any cash or shares deposited by Charles F. Dolan that have not been used to fund costs or segregated to pay costs associated with new commitments or other agreements will be returned to him and the shutdown of Rainbow DBS will be implemented immediately. In the event of a shutdown, the Company anticipates incurring significant costs relating to early termination of various contracts, other contractual obligations, employee termination benefits and other costs.

Other Businesses and Assets

Theaters

        Clearview Cinemas operates 53 motion picture theaters containing 264 screens in the New York metropolitan area. The theaters were acquired in transactions completed in 1998 and 1999.

The WIZ

        The WIZ, an electronics retailer selling primarily video and audio equipment, home office equipment, compact disks and other pre-recorded music, digital video disks, and VHS video and other pre-recorded movies, had 17 stores in the New York City metropolitan area at December 31, 2002. In March 2003, the Company transferred the stock of its subsidiary, Cablevision Electronics Investments, Inc. which owned The WIZ stores to GBO Electronics Acquisition, LLC and exited the retail electronics business.

Northcoast Communications

        CSC Holdings holds a 49.9% interest, and certain preferential distribution rights, in Northcoast Communications. In May 2003, Northcoast Communications completed its sale of spectrum licenses covering 50 U.S. markets to Verizon Wireless for approximately $763 million in cash. Of the gross proceeds, a portion was used to retire the Northcoast Communications FCC related debt of approximately $51 million. The balance of the proceeds were distributed to Northcoast Communications' partners. Our share of the proceeds was approximately $651 million. All of the funds were used to repay bank debt. In March 2004, Northcoast Communications agreed to sell its Cleveland PCS business to an unaffiliated entity. The sale of Cleveland PCS was consummated in July 2004. The

Company did not record any gain or loss in connection with the sale. The Company's investment in Northcoast Communications was zero at December 31, 2004 and 2003.

PVI Virtual Media

        We hold a 60% ownership interest in PVI Virtual Media Services LLC which markets a real time video insertion system that through patented technology places computer generated electronic images into television broadcasts of sporting events and other programming.

Other Assets

        We own 11,173,376 shares of Charter Communications common stock, 10,800,000 shares of Adelphia Communications class A common stock, 8,852,186 shares of AT&T common stock, and 14,318,411 shares of Comcast common stock acquired in connection with the sale of certain cable television systems. All of these shares other than 9,790,000 shares of Adelphia Communications have been monetized pursuant to collateralized prepaid forward contracts. We also own 12,742,033 shares of General Electric common stock acquired in connection with the sale of our interest in the Bravo programming service and 800,000 shares of Leapfrog Enterprises, Inc. common stock, which shares were monetized under collateralized prepaid forward contracts in January 2003 and April 2003, respectively.

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

        The primary competitor to our cable television systems is direct broadcast satellite (DBS). Two major DBS services, EchoStar and DirecTV, are now available to the vast majority of our customers. DBS providers serve over 25% of households that subscribe to multichannel video programming services. News Corporation's acquisition of a controlling interest in DirecTV in 2003 significantly increased its competitive position. Federal laws also permit DBS systems to retransmit local broadcast television signals to their customers. This has also enhanced the competitive position of DBS.

        Another source of competition may come from incumbent telephone companies such as Verizon, which has begun construction of systems designed to provide video programming and other services (such as voice and data services) to residential customers in parts of our service area using fiber-to-the-premises technology and has announced plans for construction in additional parts. Verizon has preliminarily indicated that it may resist being subject to certain federal, state and local regulations applied to other cable systems, and has already sought exemption from some such requirements. SBC Communications, Inc. has announced similar plans to enter the video programming services market, with a similar but more aggressive deregulatory approach. The existence of a new broadly-deployed network with the capability of providing video, voice and data services, particularly one subject to a lesser regulatory burden, could present a significant competitive challenge to the Company. However, at this point there remain many open questions regarding when Verizon and SBC will commence offering service, how broadly the network will be deployed given its significant cost, and what regulations will be applied to it.

        Other sources of actual or potential competition include multichannel multipoint distribution services ("MMDS"), which deliver television programming over microwave super-high frequency channels received by subscribers with a special antenna, and satellite master antenna ("SMATV") systems, which like MMDS generally serve large multiple dwelling units under an agreement with the landlord. The statutory definition of a cable system excludes facilities that do not use public rights-of-way. This exempts SMATV and MMDS from local franchise and other requirements applicable only to cable system operators.

        In addition, competitive service providers that utilize the public rights-of-way can operate an "open video system" (OVS) subject only to selected portions of the federal regulations applicable to our cable systems, but still subject to certain local municipal franchising powers. Companies have sought OVS status in areas in which our cable television systems operate and one, RCN Corporation, is currently operating OVS systems that compete with us in portions of New York City.

        The FCC has also established (1) a wireless local multipoint distribution service ("LMDS") in the higher bands of the electromagnetic spectrum that could be used to offer multichannel video in competition with our cable television systems, as well as offer two-way communications services and (2) a terrestrial direct-to-home multichannel video distribution and data service ("MVDDS") in allocated DBS spectrum to distribute video, data or other applications to subscribers via terrestrial transmission facilities and rooftop antennas. In 2004 it issued licenses to ten MVDDS providers. When deployed, this service may be used in competition with our cable television systems, though no such systems have yet been constructed or deployed in the United States. Rainbow DBS owns a 49% interest in an entity that holds FCC licenses to provide MVDDS in 46 metropolitan areas in the United States. On March 16, 2005, Rainbow DBS obtained FCC approval to acquire an additional 41% interest in this entity.

        Notwithstanding any of the foregoing, there can be no assurance that existing, proposed or as yet undeveloped technologies, including technologies that provide video over the Internet comparable to what we provide to our subscribers, will not become dominant in the future and render our cable television systems less profitable or even obsolete.

Programming and Entertainment

        Rainbow Media Holdings' programming networks compete in two highly competitive markets. First, our programming networks compete with other programming networks to obtain distribution on cable television systems and other multichannel video programming distribution systems, such as DBS, and ultimately for viewing by each system's subscribers. Second, our programming networks compete with other video programming distributors, including broadcasters and other programming entities to secure desired entertainment and sports programming. In each of these markets, some of our competitors are large publicly held companies that have greater financial resources than we do.

Distribution of Programming Networks

        The business of distributing programming networks to cable television systems and other multichannel video programming distributors is highly competitive, and most existing channel capacity is in use. In distributing a programming network, we face competition with other providers of programming networks for the right to be carried by a particular cable system or other multichannel video programming distribution system, and for the right to be carried by such system on a preferential "tier." Once our network is selected by a cable or other multichannel video programming distribution system, that network competes for viewers not only with the other channels available on the system, but also with off-air broadcast television, pay-per-view channels and video-on-demand channels, as well as online services, radio, print, media, motion picture theaters, DVDs, video cassettes and other sources of information, sporting events, and entertainment.

        Important to our success in each area of competition Rainbow Media Holdings faces are the prices it charges for its programming networks, the quantity, quality and variety of the programming offered on its networks, and the effectiveness of the networks' marketing efforts. The competition for viewers in the context of non-premium programming networks is directly correlated with the competition for advertising revenues with each of our competitors.

        Our ability to successfully compete with other programming networks may be hampered because the cable television systems, DBS services or other systems through which distribution is sought may be affiliated with other programming networks. In addition, because such affiliated cable television systems or DBS services may have a substantial number of subscribers, the ability of such programming networks to obtain distribution on affiliated cable television or DBS services may lead to increased subscriber and advertising revenue for such networks because of their increased penetration compared to our programming networks. Even if such affiliated cable television or DBS operators were to continue to carry our programming networks, there is no assurance that such cable television or DBS operators would not move our networks to less desirable tiers in the operators' service offerings while moving the affiliated programming network to a more desirable tier, thereby giving the affiliated programming network a competitive advantage.

        New programming networks with affiliations to desired broadcasting networks like NBC, ABC, CBS or Fox may also have a competitive advantage over our networks in obtaining distribution through the "bundling" of affiliation agreements with the cable system's right to carry the broadcasting network.

        An important part of our strategy involves exploiting identified niches of the viewing audience that are generally well-defined and limited in size. Rainbow Media Holdings has faced and will continue to face increasing competition as other programming networks are launched that seek to serve the same or similar niches.

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

Competition for Entertainment Programming Sources.

        With respect to the acquisition of entertainment programming, such as syndicated programs and movies, which are not produced by or specifically for programming networks, our competitors include:

  •
  national commercial broadcast television networks,

  •
  local commercial broadcast television stations,

  •
  the Public Broadcasting Service and local public television stations,

  •
  pay-per-view programs, and

  •
  other cable program networks.

        Some of these competitors have exclusive contracts with motion picture studios or independent motion picture distributors or own film libraries.

Competition for Sports Programming Sources

        Because the loyalty of the sports viewing audience to a sports programming network is driven by loyalty to a particular team or teams, access to adequate sources of sports programming is particularly critical to our sports networks. Our sports networks compete for rights for teams or events principally with:

  •
  national or regional cable networks that specialize in or carry sports programming,

  •
  television "superstations" which distribute sports and other programming by satellite,

  •
  the national commercial broadcast television networks,

  •
  independent syndicators that acquire and resell such rights nationally, regionally and locally, and

  •
  direct broadcast satellite operators.

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

        In the New York market, the two local baseball teams have each organized or are organizing their own cable television services featuring the games of their teams. This adversely affects the competition position of our regional sports programming networks in New York.

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

        In addition to the above considerations, we operate in an environment that is affected by changes in technology. It is difficult to predict the future effect of technology on many of the factors affecting our competitive position. For example, data compression technology may make it possible for most video programming distributors to increase their channel capacity, which may reduce the competition among programming networks and broadcasters for channel space. As more channel space becomes available, the position of our programming networks in the most favorable tiers of these distributors would be an important goal.

Madison Square Garden

        Madison Square Garden and Radio City Music Hall compete with other entertainment venues in the New York metropolitan area. Competition is affected primarily by the quality of the sports and entertainment offered to consumers and, to a lesser extent, by factors such as price, arena quality and location.

Clearview Cinemas

        Clearview Cinemas as a smaller, regional film exhibitor, competes with a number of large theater chains and independent theaters with respect to acquiring licenses to films and attracting patrons. The principal competitive factors in obtaining films from distributors include licensing terms, seating capacity, location, prestige of the theater chain and of the particular theater, quality of projection and sound equipment and the exhibitor's ability and willingness to promote the distributor's films. Most of our competitors are in a stronger competitive position than Clearview Cinemas based upon these factors. We believe that the principal competitive factors in attracting film audiences are the availability of marketable films, the location of theaters, theater comfort and environment, projection and sound quality, level of service and ticket price. The theater exhibition industry also faces competition from other motion picture exhibition delivery systems, such as network, syndicated and pay television and home video systems.

Lightpath

        Lightpath faces substantial competition from large incumbent local exchange carriers ("ILECs"), such as Verizon Communications, Inc. and SBC Communications, Inc., which are the dominant providers of local telephone and broadband services in their respective service areas, and smaller independent ILECs, such as Frontier/Citizens and Warwick Valley Telephone Company. ILECs have significant advantages over Lightpath, including greater capital resources, an existing fully operational local network and long-standing relationships with customers.

        While Lightpath and the ILECs are competitors, Lightpath must enter into interconnection agreements with each ILEC so that Lightpath's customers can make and receive calls to and from customers served by the ILECs and other telecommunications providers. Federal and state law and regulations require ILECs to enter into such agreements and provide such facilities and services, at prices subject to regulation. The specific price, terms and conditions of each agreement, however, depend on the outcome of negotiations between Lightpath and an ILEC. Agreements are also subject to approval by the state regulatory commissions. Lightpath has entered into interconnection agreements with Verizon for New York, New Jersey and portions of Connecticut and with SBC for portions of Connecticut, which have been approved by the respective state commissions. Lightpath also is in the process of entering into interconnection agreements with Frontier/Citizens in New York, and Warwick in New York and New Jersey. These agreements are for limited terms and will be required to be renegotiated, arbitrated and approved subject to the laws in effect at the time.

        Lightpath also faces competition from one or more competitive access providers and other new entrants in the local telecommunications and data marketplace, competitive local exchange carriers ("CLECs"). In addition to the ILECs and CLECs, other potential competitors capable of offering voice and broadband services include electric utilities, long distance carriers, microwave carriers, wireless telephone system operators (such as cellular, PCS, and specialized mobile radio), and private networks built by large end users. A continuing trend toward business combinations and alliances in the telecommunications industry may create stronger competition for Lightpath.

Rainbow DBS

        Rainbow DBS's direct broadcast satellite service, marketed as VOOMSM also currently competes with EchoStar and DirecTV, as well as cable operators and providers of MMDS and SMATV services.

However, Rainbow DBS has entered into an agreement with a subsidiary of EchoStar to sell the Rainbow 1 DBS satellite. The Company anticipates that the remaining assets of Rainbow DBS and its business will either be transferred to an entity that is not part of the Company or will be shutdown. See "Rainbow DBS" discussion above.

        EchoStar and DirecTV have a highly-developed sales and distribution system. Their satellite receivers are sold in a significantly greater number of retail outlets than ours. As a result of these and other factors, Rainbow DBS' receivers and programming services are less well known to consumers than those of EchoStar and DirecTV. Due to this relative lack of consumer awareness and other factors, Rainbow DBS is at a competitive marketing disadvantage compared to EchoStar and DirecTV.

        DirecTV and EchoStar are, and will be for the foreseeable future, in an advantageous position with regard to operational experience, market entry, programming, and possibly, volume discounts for programming offers.

        Cable operators enjoy certain competitive advantages inherent in cable television technology over DBS providers. For example, cable companies are able to provide analog service to multiple television sets within the same household at an incremental cost to the consumer that is lower than the cost to DBS providers of servicing multiple sets. Cable companies are also investing heavily in new digital technologies that allow them to bundle traditional analog video offerings with expanded high-quality digital video delivered terrestrially or via satellite and other services, such as two-way high-speed Internet access and Voice over Internet Protocol services on upgraded cable systems. For example, many cable companies now offer on-demand television services (including, in some cases, high definition on-demand services) and high-speed Internet access over their upgraded fiber optic systems. These bundled services may be attractive to consumers due to discounting of the bundled services and the fact that the consumer receives a single bill. This bundling trend is likely to continue in the future with the expansion of the provision of high definition television services throughout the cable industry.

Regulation

Cable Television

        Our cable television systems are regulated under congressionally imposed uniform national guidelines, first set in the Cable Communications Policy Act of 1984 and amended by the Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996.

        This federal legislation authorizes states or localities to franchise our cable television systems but sets limits on their franchising powers. It sets a ceiling on cities and other communities imposing franchise fees of not more than 5% of our gross revenues from our provision of cable services. It prohibits localities from requiring us to carry specific programming services, and protects us in seeking franchise renewals by limiting the factors a locality may consider and requiring a due process hearing before denial of renewal. Our franchising authorities cannot grant an exclusive cable franchise to us and cannot unreasonably refuse to award an additional franchise to compete with us.

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

        In some of our cable systems, the rates for our basic service package are subject to regulation by local franchising authorities. Local municipalities or state cable television regulators may also regulate the rates we charge for the installation and lease of the equipment used by subscribers to receive the basic service package, including equipment that may also be used to receive other packages of programming, and the installation and monthly use of connections for additional television sets.

        We are permitted to compute our regulated equipment rates by aggregating our costs of broad categories of equipment at the franchise, system, regional or company level.

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

        Rate regulation, including regulation of our basic service package, is by federal law eliminated if one of our cable systems is subject to "effective competition" from another multichannel video programming provider, such as a telephone company, a DBS operator, or a competing OVS or cable company like RCN. Our cable television systems gain greater flexibility in packaging and pricing when the FCC makes a finding of "effective competition" based on such competition. We have been successful in obtaining from the FCC such an "effective competition" finding in a number of communities in our market and are currently seeking such a finding in other communities.

        The FCC had authority to reduce the rates for our service packages other than our basic service package but that authority has now expired. Services that we offer on a per channel or per program basis, like HBO, have never been subject to rate regulation by either local municipalities or the FCC.

        We are required by federal law to carry all local broadcast stations ("must-carry"), or, at the option of a local broadcaster, to obtain the broadcaster's prior consent for retransmission of its signal. A substantial number of local broadcast stations currently carried by our cable television systems have elected to negotiate for retransmission consent. Our cable television systems have reached retransmission consent agreements with most broadcast stations they currently carry, but the potential remains for broadcast station carriage to be discontinued if such an agreement is not renewed following its expiration.

        Carriage of a broadcaster's new digital TV channels is currently not required unless the broadcaster relinquishes its analog spectrum. The FCC recently upheld its 2001 tentative conclusion that "dual must carry" rules (requiring cable systems to carry both the analog and digital broadcast signals) would be unconstitutional. When broadcasters complete their transition from analog to digital signals, however, their primary digital video stream will be entitled to must-carry. The Federal Communications Act establishes a transition deadline of January 1, 2007, but the deadline is subject to several statutory exceptions. Several members of Congress have proposed modifying or eliminating those exceptions or changing the deadline, but we cannot predict whether any of these proposals will be enacted. The FCC has ruled that even after completion of the digital transition, broadcasters will be not able to demand mandatory carriage for other than the primary digital video programming stream. That limitation could be modified as part of the legislation described above.

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

        The FCC was required by federal law to develop standards to allow subscribers to use set top boxes purchased or leased from any distributor to access programming on their local cable system. Cable operators are prohibited from deploying digital boxes that do not meet these standards by 2006.

        FCC rules require that we black out certain network and sports programming on imported distant broadcast television signals upon request. The FCC also requires that we delete syndicated programming carried on distant signals upon the request of any local television/broadcast station holding the exclusive right to broadcast the same program within our local television market.

        The FCC regulates us in such areas as customer service, technical standards, privacy, rates for leased access channels, and obscenity. The FCC is also tasked by Congress to promote compatibility between cable television systems and other consumer electronic equipment. The FCC is currently reviewing proposed standards for compatibility of digital equipment.

        The FCC also imposes restrictions on our origination cablecasting channels and imposes rules governing political broadcasts; ownership and control of cable home wiring in single family residences and multiple dwelling units; closed captioning on networks we carry; and limitations on advertising contained in children's programming that we carry.

        The FCC requires us to pay annual "regulatory fees" for its services that we may pass on to subscribers. Other fees are assessed for the FCC licenses we hold for business radio, cable television relay systems and earth stations. These fees may not be collected from our subscribers.

        The FCC has authority to regulate utility company rates for cable rental of pole and conduit space unless states establish preemptive regulations in this area. The states in which our cable television systems operate have adopted such regulations. Utilities must provide cable television systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or rights-of-way controlled by the utility.

        The FCC has adopted regulations to govern the charges for pole attachments used by companies providing telecommunications services, including cable operators. The FCC's authority to set pole access rates for cable Internet access services has been upheld by the Supreme Court, reducing potential costs to us for such attachments. The states in which we operate have, to date, adopted the FCC regulations, although they remain free to adopt other pole attachment rules.

        Cable Internet Service.    Some parties have proposed federal, state and local requirements that would force cable systems to provide access to third-party Internet service providers in addition to services the cable system itself provides, such as our Optimum Online cable modem service, or face other regulatory restrictions. Several federal court decisions have invalidated local franchising authority requirements that the cable system in the community provide access to all third-party Internet service providers. The issue remains under consideration by the FCC, however. In March 2002, the FCC determined that services like Optimum Online should be classified as "information services" for regulatory purposes. The FCC has traditionally subjected information services to a lesser degree of regulation than "telecommunications services," which are offered to the public for a fee on a common carrier basis. The FCC has asked whether it should nonetheless require cable operators to provide transmission capacity to unaffiliated Internet service providers. The FCC's determination that cable modem service is an information service was reversed by a three-judge panel of one federal court of appeals. The case is currently being reviewed by the U.S. Supreme Court. The outcome of the appeal and the FCC's proceeding could affect the regulatory classification of Optimum Online, the regulatory obligations imposed on the service, and the extent to which states and local authorities may regulate it or assess fees upon revenues generated by it.

        VoIP.    Our rollout of Optimum Voice, a Voice over Internet Protocol ("VoIP") service that is offered via our cable modem service as an add-on to our Optimum Online service, could also be affected by FCC decisions. The regulatory treatment of VoIP services like Optimum Voice is uncertain. The FCC, Congress, and the states are continuing to look at issues surrounding the provision of VoIP. In February 2004, the FCC initiated a generic rulemaking proceeding concerning the legal and regulatory implications of IP-based services, including VoIP services and more recently the FCC initially determined that VoIP is an interstate service and thus it has certain authority to preempt state regulation of VoIP. In November 2004, the FCC determined that VoIP services with certain characteristics, including cable-provided VoIP services, are interstate services subject to federal rather than state jurisdiction. The FCC's determination has been appealed to several federal courts of appeal. Congress and several state commissions also are reviewing the provision of VoIP services. Prior to the FCC's November 2004 determination described above, at least two states, including New York, attempted to force a VoIP provider to submit to state regulation. Those state decisions were overturned by two separate federal district courts, and one of the decisions was upheld by a federal court of appeals. We cannot predict what if any statutory or regulatory obligations will be imposed on VoIP services like Optimum Voice and what if any role state and local authorities will have in regulating these services.

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

        State and Municipal Regulation of Cable Television.    Regulatory responsibility for local aspects of the cable business such as franchisee selection, system construction, safety, and consumer services remains with either state or local officials and, in the jurisdictions in which we operate, with both.

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

Programming and Entertainment

        Cable television programming networks, such as those owned by Rainbow Media Holdings, are regulated by the FCC in certain respects if they are affiliated with a cable television system operator like Cablevision. Other FCC regulations, although imposed on cable television operators and satellite operators, affect programming networks indirectly. To the extent that regulations and laws, either presently in force or proposed, hinder or stimulate the growth of the cable television and satellite industries, Rainbow Media Holdings' business will be directly affected.

        Closed Captioning, Advertising Restrictions on Children's Programming and Prohibitions on Obscene Programming.    Certain of Rainbow Media Holdings' networks must provide closed-captioning of programming for the hearing impaired, its programming intended primarily for children 12 years of age and under must comply with certain limits on advertising and its programming must comply with prohibitions on obscene programming.

        Program Access Requirements.    Federal law limits the ability of a cable programming network affiliated with a cable television operator to freely manage the sale of its video programming services. These "program access" provisions, in effect through 2007, require that Rainbow Media Holdings sell its video programming services, to the extent they are delivered by satellite, to all multichannel video programming providers, such as MMDS, SMATV, DBS and competing cable "over build" operations. Rainbow Media Holdings' networks cannot have exclusive distribution contracts with cable television operators, nor can they discriminate in the prices, terms and conditions of sale or distribution of those services. The program-access rules do not generally cover terrestrially-delivered programming created by cable-system affiliated programmers such as Rainbow Media Holdings. Proposals to Congress by our competitors to adopt such extensions have not been successful. We cannot predict whether such an expansion of the program access rules might in the future be adopted by the FCC or Congress and, if so, what effect it might have on Rainbow Media Holdings.

        Effect of "Must-Carry" Requirements.    The FCC's implementation of the statutory "must-carry" obligations require cable and DBS operators to give broadcasters preferential access to channel space. This reduces significantly the amount of channel space that is available for carriage of Rainbow Media Holdings' networks by cable television systems and DBS operators.

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

Rainbow DBS

        The Rainbow DBS direct broadcast satellite ("DBS") service is subject to significant federal regulation. The FCC requires DBS operators like Rainbow DBS to obtain licenses to operate and transmit from the satellites it uses to provide service and from earth stations it uses to control the satellite and transmit programming to it. Rainbow DBS has obtained a license from the FCC to operate our Rainbow 1 DBS satellite and the necessary ground stations, and authorizations to construct several additional satellites. Rainbow DBS has also received special temporary authority to operate on certain of the DBS frequencies that Rainbow DBS uses pursuant to a rolling 180-day special temporary license. The temporary authority will expire on April 2, 2005, or upon a permanent allocation of the licenses to those frequencies by the FCC. If a permanent allocation of the licenses is not made, the authority may be extended for additional 180-day periods. Additionally, Rainbow DBS has received authority from the FCC to construct, launch and operate five fixed satellite service, or FSS, Ka-band communications satellites. Rainbow DBS does not currently have any Ka-band build-out funding available nor has it initiated any discussions to acquire such funding. Rainbow DBS also holds a substantial interest in an entity that has acquired terrestrial MVDDS licenses in 46 metropolitan areas including New York, Miami, Los Angeles, and Cleveland. However, Rainbow DBS has entered into an agreement with a subsidiary of EchoStar to sell the Rainbow 1 DBS satellite. The Company anticipates that the remaining assets of Rainbow DBS and its business will either be transferred to an entity that is not part of the Company or will be shutdown. See "Rainbow DBS" discussion above.

        These licenses and authorizations are subject to conditions (including construction milestones, for satellites not yet built) as well as to the FCC's authority to modify, cancel or revoke them. We cannot provide assurances that the FCC will grant applications to renew any or all of Rainbow DBS' licenses at the end of their respective terms. Additionally, FCC rules prohibit Rainbow DBS from holding more than a 20% interest in the MVDDS license in the New York market because of common ownership with Cablevision's cable systems there. Absent a waiver of this restriction by the FCC, Rainbow DBS would need to divest all or a sufficient portion of its investment in the New York City MVDDS license to comply with the restriction. We cannot provide any assurance that the FCC would grant the waiver necessary for Rainbow DBS to retain its interest in the New York license.

        Other requirements affect the content of DBS services. Carriage of local television signals by DBS operators is regulated under the Satellite Home Viewer Improvement Act and the Satellite Home Viewer Extension and Reauthorization Act. Rainbow DBS does not currently include the carriage of any local television signals. DBS operators are also required to set aside four percent of their channel capacity for noncommercial educational, informational programming. Additionally, they must offer "equal opportunities" to political candidates if they permit opposing candidates to use their DBS satellite facilities and provide "reasonable access" to their facilities by candidates for federal office upon request, and must comply with the FCC's closed captioning rules and limits on advertising in children's programming.

        Currently, U.S. DBS satellites operate in a nine-degree orbital spacing environment. The FCC has initiated a proceeding to determine whether it is technically feasible to reduce the nine-degree orbital spacing environment. Permitting short-spaced DBS satellites could cause increased levels of interference to the Rainbow DBS satellite from a nearby short-spaced DBS satellite. The FCC has authorized other types of satellite and terrestrial services to operate on some of the same frequencies used by the Rainbow DBS system. Although no such systems are in operation today, there can be no assurance that these systems, should they become operational, would not interfere with the Rainbow DBS operations.

        The Rainbow DBS system, like all United States DBS systems, also must conform to the International Telecommunications Union ("ITU") broadcasting satellite service plan. The Rainbow DBS system does not conform to that plan and, as it has done for other DBS operators, the U.S. Government has filed modifications to the plan with the ITU on behalf of Rainbow DBS. We cannot predict when the ITU will act upon these requests for modifications or if the modifications will be granted. Rainbow DBS' other satellite authorizations also would require filings with the ITU and Rainbow DBS may be requested to coordinate those operations with satellite systems in other countries. We cannot predict whether any such coordinations would be successful or would affect Rainbow DBS' operations.

        Rainbow DBS benefits from certain provisions of the 1992 Cable Act that provide for nondiscriminatory access to others' programming. As noted above, cable-affiliated programmers generally must offer programming they have developed to all multichannel video programming distributors on non-discriminatory terms and conditions, and the 1992 Cable Act and the FCC's rules prohibit some types of exclusive programming contracts. Rainbow DBS purchases a substantial percentage of its programming from cable-affiliated programmers. Any change in the FCC's rules to permit cable-affiliated programmers to discriminate against businesses that compete with cable, such as Rainbow DBS, in the sale of programming could adversely affect Rainbow DBS' ability to acquire programming at all or to acquire programming on a cost-effective basis.

Telephone Services

        The Telecommunications Act of 1996 was enacted to remove barriers to entry in the local telephone market that continues to be monopolized by the Bell Operating Companies ("BOCs") and other incumbent local exchange carriers ("ILECs") by preempting state and local laws that restrict competition and by requiring ILECs to provide competitors, such as cable operators and long distance companies, with nondiscriminatory access and interconnection to the BOC and ILEC networks. The law permits the BOCs to enter the market for long distance service (through a separate subsidiary), on a state-by-state basis, after they satisfy a "competitive checklist." The 1996 Telecommunications Act also facilitates the entry of utility companies into the telecommunications market.

        The 1996 Telecommunications Act entitles our Lightpath subsidiary to certain rights, but as a telecommunications carrier, it also subjects Lightpath to regulation by the FCC and the states. Lightpath's designation as a telecommunications carrier also results in other regulations that may affect Lightpath and the services it offers. The rights and obligations to which CLECs are entitled and subject have been and likely will continue to be subject to litigation in the courts and further review and revision by the FCC and Congress. Congress currently is considering wholesale changes to the 1996 Telecommunications Act, which could affect Lightpath's rights and obligations.

        The 1996 Telecommunications Act requires Lightpath to interconnect directly or indirectly with other telecommunications carriers. In some cases, interconnecting carriers must compensate each other for the transport and termination of calls on their network (i.e., reciprocal compensation). Accordingly, Lightpath is entitled, in some cases, to reciprocal compensation from carriers when it terminates their originating calls on its network. With regard to reciprocal compensation, the FCC issued an order that under certain circumstances capped compensation for terminating traffic at the facilities of Internet service providers ("ISP-bound traffic") and in other circumstances eliminated compensation for ISP-bound traffic. On appeal, the federal court found that the FCC did not adequately support its findings regarding reciprocal compensation for ISP-bound traffic and remanded the FCC's order back to the FCC for further consideration. The FCC has taken no action on the remand from the federal court. Further, the FCC is exploring methods to unify intercarrier compensation and access charges and is considering a bill-and-keep approach (i.e., no compensation is paid between carriers) as well as several other alternative approaches to modifying the existing intercarrier compensation regimes. Lightpath and Optimum Voice revenues may be negatively affected by FCC and court decisions on both compensation matters.

        The FCC has also adopted guidelines for implementing the interconnection and local competition provisions of the 1996 Telecommunications Act. In order to foster competition in the local exchange market, the FCC requires ILECs to offer access to certain portions of their communications networks (known as network elements) to competitors such as Lightpath at cost-based rates. The FCC's initial 1996 decision implementing the interconnection and local competition provisions of the 1996 Telecommunications Act has been appealed, reconsidered, and modified several times. In January 1999, the United States Supreme Court upheld the FCC's authority to require ILECs to offer portions of their network to CLECs at cost-based rates. Similarly, in May 2002, the Supreme Court upheld the FCC's pricing methodology for developing cost-based rates.

        In August 2003, the FCC modified the list of network elements to reduce the number of elements ILECs must offer to competitors. The FCC's August 2003 action was appealed and in March 2004 was vacated and remanded by a federal court of appeals. In response to the remand, the FCC issued new rules in February 2005 regarding the network elements ILECs are required to make available. Those rules currently are being challenged before the same federal court of appeals. The FCC has also initiated a comprehensive review of its rules setting the price that competitors pay for ILEC network elements. Although Lightpath does not rely principally on the network elements purchased from ILECs, the ultimate outcome of the appeal or any subsequent FCC action could affect Lightpath's and other competitors' ability to obtain access to elements of the ILECs' networks they require to provide service to their customers. In addition, any changes to the pricing scheme for network elements may affect Lightpath's operating results.

        In addition to the proceedings and matters arising under the obligations of the 1996 Telecommunications Act, there are several other competition-related issues that the FCC is reviewing as part of its ongoing examination of the competitive marketplace. First, the FCC is considering whether to adopt a set of performance measures and standards for certain ILEC services provided to CLECs to improve the quality of service competitors receive with respect to those services. Second, the FCC is considering how to regulate broadband services provisioned by ILECs and other wireline providers of broadband Internet access services, which includes Lightpath. The outcome of this broadband proceeding may affect the degree of regulation to which Lightpath's services are subject in the future, including increased costs due to a finding that these services should be subject to the universal service contribution requirements discussed below.

        Lightpath is subject to federal and state regulations that implement universal service support for access to telecommunications services and information services by rural, high-cost, and low-income markets at reasonable rates; and access to advanced telecommunications services by schools, libraries, and rural health care providers. Currently, the FCC assesses Lightpath for payments and other subsidies on the basis of a percentage of interstate revenue it receives from certain customers. The FCC adopted new rules regarding the assessment of universal service contributions in December 2002. Instead of assessing universal service contributions based on revenues accrued six months prior, contributions now are based on projections of revenue. Also, the FCC placed limits on the mark-up carriers may place on the universal service line items on their customer bills. Several parties have asked the FCC to reconsider these rules. In addition, the FCC is considering assessing carriers' universal service contributions based on a flat-fee charge, such as a per-line or per-number charge. The FCC is also reviewing whether to impose universal service obligations on additional types of providers, such as broadband providers or a VoIP service like Optimum Voice. States may also assess such payments and subsidies for state universal service programs. Any changes to the assessment and recovery rules for universal service may affect Lightpath's and Optimum Voice's revenues.

        Lightpath is also subject to other FCC requirements in connection with the interstate long distance services it provides, including the payment of fees to fund the Telecommunication Relay Services fund, local number portability administration, the North American Numbering Plan, and the payment of regulatory fees to support the FCC.

        Like ILECs, CLECs may assess interstate access charges on interexchange carriers whose customers access the ILEC or CLEC's local network. The FCC has issued an order implementing a benchmark for decreasing access rates that CLECs can charge, moving such rates in alignment with lower ILEC access rates. This decision may be modified further by the FCC's ongoing review of intercarrier compensation as discussed above. Any changes the current access charge regime may affect Lightpath's revenues.

        Finally, as ILECs obtain authority to offer long distance services bundled with local services and information services like Internet access, which allows them to enter the long distance market and to compete with other interexchange carriers like Lightpath, Lightpath's revenues may be affected by customers who choose to obtain local, long distance, and Internet access services from the dominant service provider in the market, the ILEC.

        Lightpath is also subject to regulation by the state commissions in each state in which it provides service. In order to provide service, Lightpath must seek approval from each such state commission and may at times require local approval to construct facilities. Lightpath is currently authorized and provides service in New York, Connecticut, and New Jersey.

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

Employees and Labor Relations

        As of December 31, 2004, we had 12,270 full-time, 2,699 part-time and 4,126 temporary employees of which 424, 965 and 2,702, respectively, were covered under collective bargaining agreements. We believe that our relations with employees are satisfactory.

Available Information

        Our Website address is www.cablevision.com. We make available through our Website links to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish those reports to the Securities and Exchange Commission.

ITEM 2. PROPERTIES

        We own our headquarters building located in Bethpage, New York with approximately 564,000 square feet of space, certain other real estate where our earth stations, headend equipment and microwave receiving antennae are located primarily in New York, New Jersey and Connecticut, aggregating approximately 662,000 square feet of space and 205,000 square feet of space in South Dakota housing our satellite tracking system equipment. We have entered into a contract to sell the South Dakota facility to a subsidiary of EchoStar. Through Madison Square Garden, we also own the Madison Square Garden arena (with a maximum capacity of approximately 21,000 seats) and theater complex (approximately 5,600 seats) in New York City comprising approximately 1,179,000 square feet and a training center in Greenburgh, New York with approximately 105,000 square feet of space. We generally own all assets (other than real property) related to our cable television operations, including our program production equipment, headend equipment (towers, antennae, electronic equipment and satellite earth stations), cable system plant (distribution equipment, amplifiers, subscriber drops and hardware), converters, test equipment, tools and maintenance equipment. We also generally own our service and other vehicles.

        We lease real estate where certain of our business offices, earth stations, transponders, microwave towers, warehouses, headend equipment, hub sites, program production studios, access studios and microwave receiving antennae are located, aggregating approximately 2,111,000 square feet of space primarily in New York, New Jersey and Connecticut. We lease several business offices in Woodbury, New York with an aggregate of approximately 224,000 square feet of space and business offices in Jericho, New York with approximately 621,000 square feet of space. Of the amounts above, we currently sublease approximately 207,000 square feet of space to third party tenants and approximately 140,000 square feet of space is currently vacant. Other significant leasehold properties include approximately 172,000 square feet in New York City housing Madison Square Garden's administrative offices and storage facilities and approximately 577,000 square feet in New York City comprising Radio City Music Hall (approximately 5,900 seats).

        Clearview Cinemas leases 44 theaters (22 in New Jersey, 19 in New York, two in Pennsylvania and one in Connecticut) with approximately 42,000 seats and owns an additional nine theaters (five in New York and four in New Jersey) with approximately 6,500 seats.

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

At Home

        On April 25, 2001, At Home Corporation commenced a lawsuit in the Court of Chancery of the State of Delaware alleging that Cablevision had breached its obligations under certain agreements with At Home. The suit sought a variety of remedies including: rescission of the agreements between At Home and Cablevision and cancellation of all warrants held by Cablevision, damages, and/or an order prohibiting Cablevision from continuing to offer its Optimum Online service and requiring it to convert its Optimum Online customers to the Optimum@Home service and to roll out the Optimum@Home service. On September 28, 2001, At Home filed a petition for reorganization in federal bankruptcy court. In connection with the liquidation of At Home, the claims in this lawsuit, among others, were assigned to the General Unsecured Creditors Liquidated Trust ("GUCLT").

        On June 26, 2003, the GUCLT initiated a separate action against Cablevision in the United States District Court for the Northern District of California. The California action stemmed from a May 1997 agreement between Cablevision and At Home that is no longer in effect. The GUCLT sought monetary damages due to the claimed failure by Cablevision to make alleged required payments to At Home during the 2001 calendar year.

        On July 29, 2003, based on an agreed Stipulation filed jointly by Cablevision and the GUCLT, the Court dismissed the Delaware action with prejudice, other than solely with respect to the specific claims brought by the GUCLT in the California action. In December 2004, the parties reached a final settlement in the California action. A dismissal of all claims with prejudice was entered on December 17, 2004.

YES Network

        On April 29, 2002, Yankees Entertainment & Sports Network, LLC (the "YES Network") filed a complaint and, on September 24, 2002, an amended complaint against the Company in the United States District Court, Southern District of New York. The lawsuit arose from the failure of the YES Network and the Company to reach agreement on the carriage of programming of the YES Network (primarily New York Yankees baseball games and New Jersey Nets basketball games) on the Company's cable television systems. The amended complaint alleged a variety of anticompetitive acts and sought declaratory judgments as to violations of laws, treble damages and injunctive relief, including an injunction requiring the Company to carry the YES Network on its cable television systems. The Company believes that the claims set forth in the complaint were without merit. On June 28, 2004, a stipulated Order was entered dismissing all claims with prejudice.

        On March 31, 2003, YES Network and Cablevision reached an agreement pursuant to which Cablevision began carrying programming of the YES Network. Under this agreement, Cablevision agreed to carry the YES Network programming for one year under interim arrangements while the parties sought to finalize the terms of a definitive long-term affiliation agreement and/or submitted the matter to arbitration. The matter was ultimately submitted to arbitration. The hearing before the arbitration panel ended in March 2004 and, through the arbitrators' decision and a new written agreement by the parties, established the terms for a definitive long-term affiliation agreement that is effective retroactively to March 31, 2003.

        As part of the original March 31, 2003 agreement, Cablevision paid YES Network for certain revenue reductions that YES Network experienced while the interim agreement was in place, under the "most favored nations" provisions of YES Network's affiliation agreements with certain other distributors. On November 19, 2004, the parties entered into a subsequent agreement pursuant to which YES Network refunded to Cablevision approximately 60% of such prior payments and the parties provided each other with mutual releases with respect to the interim agreement.

Tracking Stock Litigation

        In August 2002, purported class actions naming as defendants the Company and each of its directors were filed in the Delaware Chancery Court. The actions, which allege breach of fiduciary duties and breach of contract with respect to the exchange of the Rainbow Media Group tracking stock for Cablevision NY Group common stock, were purportedly brought on behalf of all holders of publicly traded shares of Rainbow Media Group tracking stock. The actions sought to (i) enjoin the exchange of Rainbow Media Group tracking stock for Cablevision NY Group common stock, (ii) enjoin any sales of "Rainbow Media Group assets," or, in the alternative, award rescissory damages, (iii) if the exchange is completed, rescind it or award rescissory damages, (iv) award compensatory damages, and (v) award costs and disbursements. The actions were consolidated into one action on September 17, 2002, and on October 3, 2002, the Company filed a motion to dismiss the consolidated action. The action was stayed by agreement of the parties pending resolution of a related action brought by one of the plaintiffs to compel the inspection of certain books and records of the Company. On October 26, 2004, the parties entered into a stipulation dismissing the related action, and providing for the Company's production of certain documents. On December 13, 2004, plaintiffs filed a consolidated amended complaint. The Company has filed a motion to dismiss the amended complaint, which is currently pending before the court.

        In August 2003, a purported class action naming as defendants the Company, directors and officers of the Company and certain current and former officers and employees of the Company's Rainbow Media Holdings and American Movie Classics subsidiaries was filed in New York Supreme Court by the Teachers Retirement System of Louisiana. The actions relate to the August 2002 Rainbow Media Group tracking stock exchange and allege, among other things, that the exchange ratio was based upon a price of the Rainbow Media Group tracking stock that was artificially deflated as a result of the improper recognition of certain expenses at the national services division of Rainbow Media Holdings. The complaint alleges breaches by the individual defendants of fiduciary duties. The complaint also alleges breaches of contract and unjust enrichment by the Company. The complaint seeks monetary damages and such other relief as the court deems just and proper. On October 31, 2003, the Company and other defendants moved to stay the action in favor of the previously filed actions pending in Delaware or, in the alternative, to dismiss for failure to state a claim. On June 10, 2004, the court stayed the action on the basis of the previously filed action in Delaware. The Teachers Retirement System of Louisiana has filed a motion to vacate the stay in the New York action, and has simultaneously filed a motion to intervene in the Delaware action and to stay that action. The Company has opposed both motions. The Company believes the claims in both the Delaware action and the New York action are without merit and is contesting the lawsuits vigorously.

Time Warner Litigation

        On November 14, 2003, American Movie Classics filed an action against Time Warner Entertainment, L.P. in New York State Supreme Court for declaratory relief and damages caused by Time Warner's anticipatory repudiation of its cable television affiliation agreement with American Movie Classics. American Movie Classics filed that action as a result of Time Warner's notice purporting to terminate the contract based upon Time Warner's allegation that American Movie Classics had changed its programming. The Company believes the notice was improper. American Movie Classics is seeking a declaratory judgment that it is entitled to full performance of the agreement, and, at its option, is entitled to rescind the agreement and recover damages. Time Warner filed an answer and counterclaims in December 2003 seeking, among other things, a declaratory judgment as to its right to terminate the affiliation agreement, an injunction requiring American Movie Classics to deliver a classic films channel and damages for an alleged breach of contract. Trial is currently scheduled for May 2005. The Company believes that Time Warner's counterclaims are without merit and is contesting them vigorously.

The Wiz Bankruptcy

        TW, Inc. (TW), a former subsidiary of the Company and operator of The Wiz consumer retail electronics business, is the subject of a Chapter 11 bankruptcy proceeding in the U.S. Bankruptcy Court for the District of Delaware. In February 2005, TW filed a complaint in the bankruptcy proceeding seeking recovery of alleged preferential transfers in the aggregate amount of $193,456,955. Also in February 2005, the Official Committee of Unsecured Creditors of TW, Inc. (the Committee) filed a motion seeking authority to assume the prosecution of TW's alleged preference claims and to prosecute certain other causes of action. The bankruptcy court granted the Creditors Committees motion on or about March 10, 2005, thereby authorizing the Committee, on behalf of TW, to continue the preference suit and to assert other claims against the Company. On March 12, 2005, the Creditors Committee filed a complaint in the bankruptcy court against the Company, certain of its subsidiaries, and certain present and former officers and directors, asserting preferential transfer claims allegedly totaling $193,311,567 as well as various other claims. The Company believes that all the claims asserted by TW and the Committee are without merit and intends to contest them vigorously.

Director Litigation

        Cablevision has been named as a nominal defendant in a purported shareholder derivative complaint filed in the Court of Chancery of the State of Delaware. The action is brought derivatively on behalf of Cablevision and names as additional defendants Charles F. Dolan, the Chairman of Cablevision, and Rand Araskog, Frank Biondi, John Malone and Leonard Tow, each of whom was appointed as a director on March 2, 2005 by Mr. Dolan and certain other holders of the Company's Class B Common Stock. The complaint alleges that Charles F. Dolan, as the controlling Class B shareholder of Cablevision, by purporting to remove three Cablevision Board members (William J. Bell, Sheila Mahony and Steven Rattner) and replace them with the four new directors, wrongfully interfered with the Board's role in managing the affairs of Cablevision and sought to substitute his judgment of how to proceed with the VOOM service of Cablevision's Rainbow DBS subsidiary above that of the Board. The action seeks, among other things, to preliminarily and permanently enjoin Charles F. Dolan from interfering with the managerial prerogatives of Cablevision's Board; rescinding the purported appointment of the new directors; rescinding the removal of Mr. Bell, Ms. Mahony and Mr. Rattner as directors and restoring them to their positions as directors and directing Charles F. Dolan to account to Cablevision for its damages.

New York Jets Litigation

        On March 16, 2005, the New York Jets LLC and Jets Development LLC ("Jets") filed a complaint in the U.S. District Court for the Southern District of New York against Cablevision, CSC Holdings, Inc., and Madison Square Garden LP. The complaint relates to various actions allegedly taken by defendants in connection with a proposed football stadium for the Jets on the West Side of Manhattan. Specifically, the complaint alleges: (1) that Cablevision "possesses monopoly power in the markets for facility rental and ticket sales for large-scale events in enclosed spectator facilities and suite rentals in Manhattan" and has acted anti-competitively in violation of Section 2 of the Sherman Act; (2) that defendants have tortiously interfered with the Jets' prospective business relations by making a "sham bid" for the MTA land that is the site of the proposed stadium "to injure the Jets and deprive them of an advantageous existing and prospective business relationship"; (3) that defendants have tortiously interfered with the Jets' prospective business relations with networks carried on defendants' cable system; and (4) that defendants have "engaged in deceptive and misleading conduct, including dissemination of deceptive and materially misleading advertising and preventing dissemination of accurate information," in violation of New York General Business Law Section 349. The Company believes that all these claims are without merit and intends to contest them vigorously.

Accounting Related Investigations

        The Securities and Exchange Commission and the U.S. Attorney's Office for the Eastern District of New York continue to conduct investigations into matters related to the improper expense recognition previously reported by the Company. In July 2004, in connection with the Company's response to the comments of the staff of the Division of Corporation Finance of the Securities and Exchange Commission on the Company's filings under the Securities Exchange Act of 1934, the Company provided information with respect to certain of its previous restatement adjustments relating to the timing of recognition of launch support, marketing and other payments under affiliation agreements. The staff of the Division of Enforcement of the Securities and Exchange Commission has contacted the Company to ask for additional information on these launch support, marketing and other payments.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM
5. MARKET FOR THE REGISTRANTS' COMMON EQUITY, RELATED STOCKHOLDER MATTERS
    AND ISSUER PURCHASES OF EQUITY SECURITIES

        The information called for by Item 201(d) of Regulation S-K under Item 5 and Item 12 is hereby incorporated by reference to Cablevision's definitive proxy statement for its Annual Meeting of Shareholders anticipated to be held in May 2005 or if such definitive proxy statement is not filed with the Commission prior to April 30, 2005, to an amendment to this report on Form 10-K filed under cover of Form 10-K/A.

        Cablevision NY Group Class A common stock is traded on the NYSE under the symbol "CVC".

Price Range of Cablevision NY Group Class A Common Stock

        The following tables set forth for the periods indicated the intra-day high and low sales prices per share of the Cablevision NY Group Class A common stock as reported on the NYSE.

	High	Low
Year Ended December 31, 2004:
First Quarter	$27.58	$21.34
Second Quarter	$23.47	$19.42
Third Quarter	$21.07	$16.16
Fourth Quarter	$25.50	$19.21
	High	Low
Year Ended December 31, 2003:
First Quarter	$20.30	$15.42
Second Quarter	$24.01	$18.72
Third Quarter	$23.02	$17.47
Fourth Quarter	$23.45	$17.50

        As of March 1, 2005, there were 1,180 holders of record of Cablevision NY Group Class A common stock.

        There is no public trading market for the Cablevision NY Group Class B common stock, par value $.01 per share. As of March 1, 2005, there were 30 holders of record of Cablevision NY Group Class B common stock.

        All outstanding shares of common stock of CSC Holdings are held by Cablevision.

        Dividends. Neither CSC Holdings nor Cablevision have paid any cash dividends on shares of Class A or Class B common stock. Cablevision does not anticipate paying any cash dividends on shares of Cablevision NY Group Class A or Class B common stock in the foreseeable future.

        Cablevision and CSC Holdings may pay dividends on their capital stock only from surplus as determined under Delaware law. If dividends are paid on the Cablevision NY Group common stock, holders of the Cablevision NY Group Class A common stock and Cablevision NY Group Class B common stock are entitled to receive dividends, and other distributions in cash, stock or property, equally on a per share basis, except that stock dividends with respect to Cablevision NY Group Class A common stock may be paid only with shares of Cablevision NY Group Class A common stock and stock dividends with respect to Cablevision NY Group Class B common stock may be paid only with shares of Cablevision NY Group Class B common stock. Cablevision and CSC Holdings' senior debentures and CSC Holdings' senior subordinated debt instruments restrict the amount of dividends and distributions in respect of any shares of capital stock that can be made.

        CSC Holdings paid $60.6 million and $174.5 million of cash dividends on the Series H and M Preferred Stock in 2004 and 2003, respectively. In 2003, CSC Holdings paid $5.0 million of dividends on its 10% Series A Exchangeable Participating Preferred Stock in the form of additional shares of Preferred Stock.

Recent Sales and Use of Proceeds

        In April 2004, CSC Holdings issued 1,171,931 shares of common stock, $0.01 par value, to Cablevision in consideration of $1,469.3 million of cash. In July 2003, CSC Holdings issued 258,056 shares of common stock, $0.01 par value, to Cablevision in satisfaction of $304.4 million in intercompany payables from CSC Holdings to Cablevision. These transactions were exempt under Section 4(2) of the Securities Act of 1933, as amended, as issuances not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA

        The operating and balance sheet data included in the following selected financial data have been derived from the consolidated financial statements of Cablevision and CSC Holdings. Acquisitions made by these companies were accounted for under the purchase method of accounting and, accordingly, the acquisition costs were allocated to the net assets acquired based on their fair value, except for assets previously owned by Charles F. Dolan or affiliates of Mr. Dolan which were recorded at historical cost. Acquisitions are reflected in operating, balance sheet and statistical data from the time of acquisition. The selected financial data presented below should be read in conjunction with the consolidated financial statements of Cablevision and CSC Holdings and the notes thereto included in Item 8 of this Report.

	Cablevision Systems Corporation Years Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands, except per share data)
Operating Data:
Revenues, net	$4,932,864	$4,177,148	$3,801,835	$3,595,047	$3,636,523
Operating expenses:
Technical and operating (excluding depreciation and amortization (including impairments))	2,414,624	1,956,157	1,738,637	1,713,260	1,651,826
Selling, general and administrative	1,331,735	1,126,911	924,460	935,424	965,264
Other operating income	(95,758)	(8,993)	—	—	—
Restructuring charges	151	10,725	74,091	42,722	—
Depreciation and amortization (including impairments)	1,341,549	1,060,651	873,648	1,115,494	976,164

Operating income (loss)	(59,437)	31,697	190,999	(211,853)	43,269
Other income (expense):
Interest expense, net	(710,781)	(603,136)	(484,041)	(517,851)	(551,915)
Equity in net income (loss) of affiliates	(12,991)	429,732	(42,375)	(68,206)	(17,098)
Gain (loss) on sale of cable assets and programming and affiliate interests, net	2,232	(13,644)	—	2,174,664	1,209,865
Impairment charges on At Home investment	—	—	—	(108,452)	(139,682)
Gain (loss) on investments, net	134,598	235,857	(881,394)	109,355	(6,747)
Write-off of deferred financing costs	(18,961)	(388)	(6,931)	(18,770)	(5,209)
Gain (loss) on derivative contracts, net	(165,305)	(208,323)	924,037	281,752	—
Loss on extinguishment of debt	(78,571)	—	(17,237)	(15,348)	—
Gain on termination of At Home agreement	—	—	—	25,190	—
Minority interests	(91,776)	(138,168)	(220,568)	(372,694)	(153,884)
Miscellaneous, net	294	3,624	(5,656)	(8,919)	(5,545)

Income (loss) from continuing operations before taxes	(1,000,698)	(262,749)	(543,166)	1,268,868	373,054
Income tax benefit (expense)	333,696	(20,367)	74,382	(225,577)	(67,669)

Income (loss) from continuing operations	(667,002)	(283,116)	(468,784)	1,043,291	305,385
Income (loss) from discontinued operations, net of taxes	(1,654)	(14,123)	562,667	(61,841)	(39,263)

Income (loss) before extraordinary item	(668,656)	(297,239)	93,883	981,450	266,122
Extraordinary loss on investment, net of taxes	(7,436)	—	—	—	—

Net income (loss)	$(676,092)	$(297,239)	$93,883	$981,450	$266,122

	Cablevision Systems Corporation Years Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands, except per share data)
INCOME (LOSS) PER SHARE:
Basic net income (loss) per common share
Income (loss) from continuing operations	$(2.32)	$(0.99)	$(1.60)	$3.70	$1.10

Income (loss) from discontinued operations	(0.01)	(0.05)	$1.92	$(0.22)	$(0.14)

Extraordinary loss	(0.03)	—	—	—	—

Net income (loss)	(2.36)	(1.04)	$0.32	$3.48	$0.96

Basic weighted average common shares (in thousands)	287,085	285,486	293,516	281,938	277,473

Diluted net income (loss) per common share
Income (loss) from continuing operations	$(2.32)	(0.99)	$(1.60)	$3.65	$1.09

Income (loss) from discontinued operations	(0.01)	(0.05)	$1.71	$(0.22)	$(0.14)

Extraordinary loss	(0.03)	—	—	—	—

Net income (loss)	(2.36)	(1.04)	$0.29	$3.43	$0.95

Diluted weighted average common shares (in thousands)	287,085	285,486	331,959	285,731	280,751

Cash dividends declared per common share	—	—	—	—	—

	Cablevision Systems Corporation Years Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands, except per share data)
Balance Sheet Data:
Total assets	$11,393,206	$11,230,210	$10,584,133	$10,306,430	$8,286,929
Bank debt	2,489,887	2,357,039	2,085,768	1,006,694	2,616,530
Collateralized indebtedness	1,553,427	1,617,620	1,234,106	1,572,372	—
Senior notes and debentures	5,991,564	3,692,699	3,691,772	3,690,845	2,693,208
Subordinated notes and debentures	746,231	599,203	599,128	599,054	1,048,648
Notes payable	150,000	150,000	—	—	—
Capital leases	71,563	84,856	86,208	96,296	100,690
Total debt	11,002,672	8,501,417	7,696,982	6,965,261	6,459,076
Minority interests	685,877	580,766	626,571	870,675	591,329
Preferred stock of CSC Holdings	—	1,624,295	1,544,294	1,544,294	1,544,294
Stockholders' deficiency	(2,630,334)	(1,989,802)	(1,722,361)	(1,588,206)	(2,505,898)

	Years Ended December 31,
	2004	2003	2002	2001	2000
Statistical Data:
Video:
Homes passed by cable (1)	4,443,000	4,401,000	4,369,000	4,337,000	4,698,000
Basic video subscribers (2)	2,963,000	2,944,000	2,963,000	3,008,000	3,193,000
Basic video subscribers as a percentage of homes passed	66.7%	66.9%	67.8%	69.4%	68.0%
Average monthly revenue per basic video subscriber (3)	$87.17	$76.69	$65.56	$59.93	$55.51
High-Speed Data Service:
Customers	1,352,500	1,057,000	770,100	506,700	238,500
Customers as a percentage of homes passed	30.4%	24.0%	17.6%	11.7%	5.1%
VoIP Services:
Customers	272,700	28,700	—	—	—
Customers as a percentage of homes passed	6.1%	0.7%	—	—	—

(1)
Homes passed is based upon homes actually marketed and does not include multiple dwelling units passed by the cable plant that are not connected to it.

(2)
Basic video subscribers represent each customer account (set up and segregated by customer name and address), weighted equally and counted as one subscriber, regardless of size, revenue generated, or number of boxes, units, or outlets. In calculating the number of customers, the Company counts all customers other than inactive/disconnected customers. Free accounts are included in the customer counts along with all active accounts, but they are limited to a prescribed group such as current and retired Company employees, and free status is not granted to regular customers as a promotion. Such accounts are also not entirely free, as they typically generate revenue through pay-per-view or other services for which they must pay. The Company counts a bulk commercial customer, such as a hotel, as one customer, and does not count individual rooms' units at that hotel. In counting bulk residential customers such as an apartment building, the Company counts each subscribing family unit within the building as one customer, but does not count the master account for the entire building as a customer.

(3)
Average monthly revenue per basic subscriber is calculated by dividing the GAAP revenues for the Telecommunications Services segment excluding revenues of Lightpath for the fourth quarter in the period by the average number of basic video subscribers for the same period.

	CSC Holdings, Inc.
	Years Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands, except per share data)
Operating Data:
Revenues, net	$4,932,864	$4,177,148	$3,801,835	$3,595,047	$3,636,523
Operating expenses:
Technical and operating (excluding depreciation and amortization (including impairments))	2,414,624	1,956,157	1,738,637	1,713,260	1,651,826
Selling, general and administrative	1,331,735	1,126,911	924,460	935,424	965,264
Other operating income	(95,758)	(8,993)	—	—	—
Restructuring charges	151	10,725	74,091	42,722	—
Depreciation and amortization (including impairments)	1,341,549	1,060,651	873,648	1,115,494	976,164

Operating income (loss)	(59,437)	31,697	190,999	(211,853)	43,269
Other income (expense):
Interest expense, net	(625,733)	(599,346)	(484,041)	(517,851)	(551,915)
Equity in net income (loss) of affiliates	(12,991)	429,732	(42,375)	(68,206)	(17,098)
Gain (loss) on sale of cable assets and programming and affiliates interests, net	2,232	(13,644)	—	2,174,664	1,209,865
Impairment charges on At Home investment	—	—	—	(108,452)	(139,682)
Gain (loss) on investments, net	134,598	235,857	(881,394)	109,355	(6,747)
Write-off of deferred financing costs	(18,961)	(388)	(6,931)	(18,770)	(5,209)
Gain (loss) on derivative contracts, net	(165,305)	(208,323)	924,037	281,752	—
Loss on extinguishment of debt	(78,571)	—	(17,237)	(15,348)	—
Gain on termination of At Home agreement	—	—	—	25,190	—
Minority interests	(91,776)	(45,908)	(46,052)	(198,178)	11,420
Miscellaneous, net	294	3,624	(5,656)	(8,919)	(5,545)

Income (loss) from continuing operations before income taxes and dividend requirements	(915,650)	(166,699)	(368,650)	1,443,384	538,358
Income tax benefit (expense)	298,571	(21,959)	74,382	(225,577)	(67,669)

Income (loss) from continuing operations before dividend requirements	(617,079)	(188,658)	(294,268)	1,217,807	470,689

Dividend requirements applicable to preferred stock	—	(92,260)	(174,516)	(174,516)	(165,304)

Income (loss) from continuing operations	(617,079)	(280,918)	(468,784)	1,043,291	305,385
Income (loss) from discontinued operations, net of taxes	(1,654)	(14,123)	562,667	(61,841)	(39,263)

Income (loss) applicable to common shareholder before extraordinary item	(618,733)	(295,041)	93,883	981,450	266,122
Extraordinary loss on investment, net of taxes	(7,436)	—	—	—	—

Net income (loss) applicable to common shareholder	$(626,169)	$(295,041)	$93,883	$981,450	$266,122

	CSC Holdings, Inc.
	Years Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands, except per share data)
Balance Sheet Data:
Total assets	$11,353,182	$11,241,532	$10,584,133	$10,306,430	$8,286,929
Bank debt	2,489,887	2,357,039	2,085,768	1,006,694	2,616,530
Collateralized indebtedness	1,553,427	1,617,620	1,234,106	1,572,372	—
Senior notes and debentures	4,491,564	3,692,699	3,691,772	3,690,845	2,693,208
Subordinated notes and debentures	746,231	599,203	599,128	599,054	1,048,648
Notes payable	150,000	150,000	—	—	—
Capital leases	71,563	84,856	86,208	96,296	100,690
Total debt	9,502,672	8,501,417	7,696,982	6,965,261	6,459,076
Minority interests	685,877	580,766	626,571	870,675	591,329
Redeemable preferred stock	—	1,544,294	1,544,294	1,544,294	1,544,294
Exchangeable preferred stock	—	80,001	—	—	—
Stockholder's deficiency	(1,164,579)	(1,979,931)	(1,775,039)	(1,637,644)	(2,542,822)
	Years Ended December 31,
	2004	2003	2002	2001	2000
Statistical Data:
Video:
Homes passed by cable (1)	4,443,000	4,401,000	4,369,000	4,337,000	4,698,000
Basic video subscribers (2)	2,963,000	2,944,000	2,963,000	3,008,000	3,193,000
Basic video subscribers as a percentage of homes passed	66.7%	66.9%	67.8%	69.4%	68.0%
Average monthly revenue per basic video subscriber (3)	$87.17	$76.69	$65.56	$59.93	$55.51
High-Speed Data Service:
Customers	1,352,500	1,057,000	770,100	506,700	238,500
Customers as a percentage of homes passed	30.4%	24.0%	17.6%	11.7%	5.1%
VoIP Services:
Customers	272,700	28,700	—	—	—
Customers as a percentage of homes passed	6.1%	0.7%	—	—	—

(1)
Homes passed is based upon homes actually marketed and does not include multiple dwelling units passed by the cable plant that are not connected to it.

(2)
Basic video subscribers represent each customer account (set up and segregated by customer name and address), weighted equally and counted as one subscriber, regardless of size, revenue generated, or number of boxes, units, or outlets. In calculating the number of customers, the Company counts all customers other than inactive/disconnected customers. Free accounts are included in the customer counts along with all active accounts, but they are limited to a prescribed group such as current and retired Company employees, and free status is not granted to regular customers as a promotion. Such accounts are also not entirely free, as they typically generate revenue through pay-per-view or other services for which they must pay. The Company counts a bulk commercial customer, such as a hotel, as one customer, and does not count individual rooms' units at that hotel. In counting bulk residential customers such as an apartment building, the Company counts each subscribing family unit within the building as one customer, but does not count the master account for the entire building as a customer.

(3)
Average monthly revenue per basic subscriber is calculated by dividing the GAAP revenues for the Telecommunications Services segment excluding revenues of Lightpath for the fourth quarter in the period by the average number of basic video subscribers for the same period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
    OPERATIONS

        This Annual Report contains statements that constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995, including restructuring charges, availability under credit facilities, levels of capital expenditures, sources of funds and funding requirements, among others. Investors are cautioned that such forward looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward looking statements as a result of various factors. Factors that may cause such differences to occur include but are not limited to:

  •
  the level of our revenues;

  •
  video and high-speed data subscriber demand and growth;

  •
  demand for and growth of our digital cable, high-speed data and VoIP services, which are impacted by competition from other services and the other factors set forth below;

  •
  the cost of programming and industry conditions;

  •
  the regulatory environment in which we operate;

  •
  developments in the government investigations relating to improper expense recognition;

  •
  the outcome of litigation and other proceedings, including the matters described under "Legal Proceedings";

  •
  general economic conditions in the areas in which we operate;

  •
  demand for advertising time and space;

  •
  our ability to obtain programming for our programming business and maintain and renew affiliation agreements for those businesses;

  •
  the level of capital expenditures;

  •
  the level of our expenses;

  •
  pending and future acquisitions and dispositions of assets, including the sale of Rainbow 1 to a subsidiary of EchoStar;

  •
  market demand for new services;

  •
  whether any pending uncompleted transactions, are completed on the terms and at the times set forth (if at all);

  •
  the outcome of negotiations to sell the remaining assets of Rainbow DBS to Charles F. Dolan or an entity he controls and, if no such transaction is consummated, the level of exit costs we incur in shutting down the business of Rainbow DBS;

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

Telecommunications

        In our Telecommunications segment we derive revenues principally through monthly payments by subscribers to our video, high-speed data and voice services. These monthly payments include charges for cable television programming, as well as, in many cases, equipment rental, pay-per-view and video on demand charges, high-speed data and payments for VoIP services. Revenue increases are derived from increases in the number of subscribers to these services, upgrades by video customers in the level of programming package to which they subscribe and additional services sold to our existing subscribers. We also derive revenues from the sale of advertising time available to cable television systems. Revenues from advertising vary based upon the number and demographics of our subscribers who view the programming carried on our cable television systems.

        By far the most serious challenge we face in our provision of cable television video services, which accounted for 46% of our consolidated revenues in 2004, comes from competition from the direct broadcast satellite business. There are two major providers of DBS service in the United States, each with significantly higher numbers of subscribers than we have. We intend to compete with these DBS competitors by "bundling" our service offerings with products that the DBS companies cannot efficiently provide at this time, such as high-speed data service and VoIP service carried over the cable distribution plant, as well as by providing "on demand" services that are currently unavailable to a DBS subscriber.

        Our high-speed data services business, which accounted for 12% of our consolidated revenues in 2004, faces competition from DSL providers. These providers have become increasingly aggressive in their pricing strategies in recent years, and customers may decide that a reduced price is more important to them than the superior speed that cable modems provide. In addition, with 46% of our basic subscribers now subscribing to our high-speed data service, opportunities to expand that base at the current pace may be limited. The recent gains in cable modem penetration may therefore not be indicative of the results we achieve in the future.

        Our consumer VoIP offering is competitive with incumbent offerings primarily on the basis of pricing, where unlimited United States and Canada long distance, regional and local calling, together with certain features for which the incumbent providers charge extra, are offered at one low price. To the extent the incumbents, who have financial resources that exceed those of the Company, decide to meet our pricing and/or features or reduce their pricing, future growth and success of this business may be impaired. The regulatory framework for cable modem service and VoIP service is being developed and differing regulatory alternatives will be considered, including increased regulation, which may affect our competitive position.

        Lightpath, our commercial telephone and broadband business, operates in the most competitive business telecommunications market in the country and competes against the very largest telecommunications companies—both incumbent local exchange companies, other competitive local exchange companies and long distance companies. To the extent that dominant market leaders decide to reduce their prices, future success of the Company may be impaired. The trend in business communications has been shifting from a wired voice medium to a wireless, data medium. Should this trend accelerate dramatically, future growth of Lightpath may be impaired.

        In addition, the telephone companies may find technological or other solutions to upgrade their service offering, providing additional competition for our video, data and voice service offerings.

Rainbow

        In our Rainbow segment, which accounted for 22% of our consolidated 2004 revenues, we earn revenues in two principal ways. First, we receive affiliate fee payments from operators of cable television systems and direct broadcast satellite operators. These revenues are earned under multi-year affiliation agreements with those companies. The specific affiliate fees we earn vary from operator to operator and also vary among our networks. The second principal source of revenues in this segment is from advertising. Under our agreements with cable and satellite operators we have the right to sell a specific amount of advertising time on our programs. Our advertising revenues are more variable than affiliate fees. This is because most of our advertising is sold on a short-term basis, not under long-term contracts. Also our advertising revenues vary based upon the popularity of our programming as measured by rating services.

        We seek to grow our revenues in the Rainbow segment by increasing the number of cable systems and satellite providers that carry our services and the number of subscribers to cable systems and satellite services that receive our programming. We refer to this as our "penetration." AMC, which is widely distributed, has less ability to increase its penetration than newer, less penetrated services. We may be subject to requests by distributors to make upfront payments in exchange for these additional subscribers or to waive or accept lower subscriber fees if certain numbers of additional subscribers are provided. We also may help fund the distributors' efforts to market our channels or we may permit distributors to offer limited promotional periods without payment of subscriber fees. As we continue our efforts to add subscribers, our subscriber revenue may be negatively affected by subscriber acquisition fee expenses, discounted subscriber fees and other payments; however, we believe that these transactions generate a positive return on investment over the contract period. We seek to increase our advertising revenues through intensified marketing and by airing an increased number of minutes of national advertising but, ultimately, the level of our advertising revenues are directly related to the penetration of our services and the popularity (including within desirable demographic groups) of our services as measured by rating services.

        The principal goals in this segment are to increase our affiliation fee revenues and our advertising revenues by increasing penetration of our national services. To do this we must continue to contract for and produce high-quality, attractive programming. Our greatest challenge arises from the increasing concentration of subscribers in the hands of a few cable television operators and satellite providers. This increased concentration increases the power of those operators and providers and could adversely affect our ability to increase the penetration of our services or even result in decreased penetration. In addition, this concentration gives those distributors greater leverage in negotiating the pricing and other terms of affiliation agreements. Moreover, as a result of this concentration the potential impact of a loss of any one of our major affiliate relationships would be more significant.

        In December 2003, Regional Programming Partners completed the acquisition of the 50% interests in Fox Sports Net Bay Area and Fox Sports Net Chicago that it did not already own in a transaction that was accounted for as a purchase. As a result, as of December 18, 2003, we began consolidating the results of Fox Sports Net Bay Area and Fox Sports Net Chicago. The consolidation increased the revenues and expenses in our Rainbow segment in 2004, although the amount of revenues that the Rainbow segment will receive from Fox Sports Net Chicago will decline in future periods as a result of the termination by two of its significant customers that declined to carry Fox Sports Net Chicago without these distribution rights agreements.

        In February 2005, the Company announced it was restructuring its Regional Programming Partnership with various subsidiaries of News Corporation. Upon closing of the transaction, the Company will own 100% of Madison Square Garden and will no longer own interests in Fox Sports Ohio, Fox Sports Florida, National Sports Partners or National Advertising Partners. The Company will also own 100% of Fox Sports Net Chicago as well as 50% of Fox Sports Net New England. In addition, the $150 million promissory notes payable to News Corporation will be contributed by News Corporation to Regional Programming Partnership for no additional consideration and will thereafter be cancelled without any payment being made on them.

        As a result, the Company will no longer consolidate the operating results or the assets and liabilities of Fox Sports Net Ohio and Fox Sports Net Florida. The net revenues and operating income of Fox Sports Net Ohio and Fox Sports Net Florida for the year ended December 31, 2004 aggregated approximately $172.4 million and $55.7 million, respectively. The operating results of these businesses include certain allocations of general and administrative costs from the Company that may not be eliminated upon the sale of these businesses and certain other intercompany related transactions which currently eliminate in our consolidated financial statements. The pro forma effects of this transaction will be reported in the period that the transaction is consummated. The amount of cash on hand at Fox Sports Net Ohio and Fox Sports Net Florida as of December 31, 2004 totaled $95 million and these entities had no indebtedness. Upon closing of the transaction, Fox Sports Net Ohio and Fox Sports Net Florida will be transferred with their respective cash on hand and such cash will no longer be consolidated on our balance sheet.

Madison Square Garden

        Madison Square Garden, which accounted for 16% of our consolidated 2004 revenues, consists of professional sports teams (principally the New York Knicks of the NBA and the New York Rangers of the NHL and the New York Liberty of the Womens National Basketball Association), the MSG Networks sports programming business, and an entertainment business, which operates the Madison Square Garden arena, Radio City Music Hall, the Hartford Civic Center and Rentschler Field (entertainment venues), and faces competitive challenges unique to these activities. We derive revenues in this segment primarily from the sale of tickets, including luxury box rentals, to sporting and entertainment events, from rental rights fees paid to this segment by promoters that present events at our entertainment venues and the sports teams' share of league-wide distributions of national television rights fees and royalties. We also derive revenue from the sale of advertising at the entertainment venues, from food, beverage and merchandise sales at the venues and from the licensing of our trademarks. MSG Networks derives its revenues from affiliate fees paid by cable television and satellite providers, sales of advertising, and from rights fees paid to this segment by broadcasters and programming services that telecast events of sports teams which are under contract with MSG Networks. MSG Networks carries Knicks and Ranger games, so that, like the rest of this segment, its performance is related to the performance of the teams. All of these revenues are ultimately dependent upon the quality of our sporting and entertainment events.

        Madison Square Garden's short-term agreement with an affiliate expired on March 7, 2005 and this affiliate has discontinued carriage of Madison Square Garden's networks. We believe we will ultimately reach contractual terms with this affiliate for carriage of MSG Networks. However, we can give no assurance as to when an agreement will be reached and therefore cannot determine the extent to which our 2005 operating results will be negatively impacted. If an agreement is not reached in 2005, the negative impact to Madison Square Garden's operating results could be significant, but the impact would not be material to the Company's consolidated operating results.

        Our sports teams' financial success is dependent on their ability to generate advertising sales, paid attendance, luxury box rentals, and food, beverage and merchandise sales. To a large extent, the ability of the team to build excitement among fans and therefore produce higher revenue streams, depends on the teams' winning performance, which generates regular season and playoff attendance, and which supports increases in prices charged for tickets, luxury box rentals, and advertising placement. Each team's success is dependent on its ability to acquire highly competitive personnel. The governing bodies of the NBA and the NHL have the power and authority to take certain actions that they deem to be in the best interest of their respective leagues, which may not necessarily be consistent with maximizing this segment's results of operations.

        Effective September 16, 2004 the National Hockey League ("NHL") commenced a lockout of the players in support of its attempt to reach a new collective bargaining agreement with the National Hockey League Players Association. The parties failed to reach an agreement after several negotiating sessions and on February 16, 2005, the NHL announced that it had cancelled the 2004/2005 season. We can give no assurance as to when the labor dispute will be resolved and therefore can not determine the extent to which our 2005 operating results will be negatively impacted. However, while a continued lockout could have a significant adverse impact on Madison Square Garden's operating results, we do not believe it would have a significant adverse impact on the Company's consolidated operating results.

        The success of our MSG Networks sports programming business is affected by our ability to secure desired programming of a variety of professional sports teams in addition to our proprietary programming. The continued carriage and success of the teams that are telecast by us will impact our revenues from distribution and from the rates charged for affiliation and advertising. In the second quarter of 2004, the New York Mets' gave notice of termination of their broadcast rights agreement with Madison Square Garden. The termination of the rights agreement will be effective after the 2005 baseball season.

        Our entertainment business is largely dependent on the continued success of our Radio City Christmas Spectacular and our touring Christmas shows, as well as availability of, and our venues' ability to attract, concerts, family shows and events.

Rainbow DBS

        Rainbow DBS launched its VOOMSM service on October 15, 2003. The Rainbow DBS segment had not produced any revenues and incurred operating expenses of $89.7 million during 2003. For the year ended December 31, 2004, Rainbow DBS' net revenues amounted to $14.9 million and operating losses amounted to $661.4 million, including impairment charges of $354.8 million.

        In January 2005, the Company's Board of Directors authorized and directed the sale of the assets of Rainbow DBS and the shutdown of its business. On January 20, 2005, Rainbow DBS entered into a definitive agreement to sell its Rainbow 1 direct broadcast satellite and certain other related assets to a subsidiary of EchoStar Communications Corp. for $200 million in cash. This transaction is subject to the receipt of regulatory approvals. In February 2005, the Company announced that it had signed a letter of intent under which VOOM HD, LLC, a new private company formed by certain holders of Cablevision Class B Common Stock, including Charles F. Dolan and Thomas C. Dolan, would acquire from the Company the business, assets and liabilities of the Company's Rainbow DBS satellite business not included in the above mentioned agreement with EchoStar. The letter of intent between the Company and VOOM HD expired on February 28, 2005 without a definitive agreement being reached.

        Following the expiration of the letter of intent, the Company began shutting down the Rainbow DBS operations. In March 2005, the Company entered into an agreement with Charles F. Dolan and Thomas C. Dolan ("March 2005 Agreement") pursuant to which the parties agreed to work cooperatively to finalize the separation of Rainbow DBS from the Company. Cablevision has agreed that no new shutdown activities will be undertaken at Rainbow DBS during the term of this agreement.

Charles F. Dolan has agreed to fund any Rainbow DBS expenditures above those that would have been incurred under a shutdown scenario. Charles F. Dolan is required to fund those expenditures by providing to the Company cash or shares of the Company's common stock in advance of the Company making any expenditures above those contemplated in the shutdown budget. Similarly, if Rainbow DBS makes any new commitments or other agreements, the Company will segregate cash or shares received from Charles F. Dolan to pay the costs associated with those actions. In March 2005, Charles F. Dolan deposited $10 million with the Company in accordance with the March 2005 Agreement.

        The March 2005 Agreement between the Company and Charles and Thomas Dolan terminates on March 31, 2005. Charles F. Dolan has the right to terminate the agreement before that date. Upon any termination, any cash or shares deposited by Charles F. Dolan that have not been used to fund costs or segregated to pay costs associated with new commitments or other agreements will be returned to him and the shutdown of Rainbow DBS will be implemented immediately. In the event of a shutdown, the Company anticipates incurring significant costs relating to early termination of various contracts, other contractual obligations, employee termination benefits and other costs.

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

Impairment of Long-Lived and Indefinite-Lived Assets:

        The Company's long-lived assets at December 31, 2004 include excess costs over fair value of net assets acquired ("goodwill") of approximately $1.47 billion, approximately $1.45 billion of other intangible assets and approximately $4.23 billion of property, plant and equipment. Such assets accounted for approximately 63% of the Company's consolidated total assets.

        On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and was required to analyze its goodwill for impairment issues during the first six months of fiscal 2002, and then on a periodic basis thereafter. Statement 142 requires that goodwill impairment be determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination.

        The impairment test for other indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. For other long-lived assets, including intangibles that are amortized, the Company evaluates assets for recoverability when there is an indicator of potential impairment. If the undiscounted cash flows from a group of assets being evaluated is less than the carrying value of that group of assets, the fair value of the asset group is determined and the carrying value of the asset group is written down to fair value.

        In assessing the recoverability of the Company's goodwill and other long-lived assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and comparable market transactions. These valuations are based on estimates and assumptions including projected future cash flows, discount rate, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables. For the Telecommunications Services segment, these valuations also include assumptions for average annual revenue per customer, number of homes passed, operating margin and market penetration as a percentage of homes passed, among other assumptions. For the Madison Square Garden ("MSG") and Rainbow segments these valuations also include assumptions for projected average rates per basic and viewing subscribers, number of events (MSG segment only), access to sports programming and film rights and the cost of such programming and film rights, amount of programming time that is advertiser supported, number of advertising spots available and the sell-out rates for those spots, average fee per advertising spot, and operating margins, among other assumptions. If these estimates or material related assumptions change in the future, we may be required to record additional impairment charges related to our long-lived assets.

        In order to evaluate the sensitivity of the fair value calculations of the Company's reporting units on the impairment calculation for indefinite-lived intangibles, the Company applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical decrease would have no impact on the impairment analysis for any of the Company's reporting units.

        Rights to feature film inventory acquired under license agreements along with the related obligations are recorded at the contract value when a license agreement is executed or the license period has begun. Costs are amortized to technical and operating expense on the straight-line basis over the respective license periods. We periodically review the programming usefulness of our feature film inventory based on a series of factors, including ratings, type and quality of program material, standards and practices, and fitness for exhibition based on the programming of the individual programming service. If we determine that substantially all of the films in a film license agreement have no future programming usefulness and will no longer be exploited, we would record a write-off for the portion of the unamortized cost of the film license agreement that was attributed to those films.

        In 2004, the Company recorded impairment losses totaling approximately $354.8 million related to its decision to seek strategic alternatives for the Rainbow DBS segment of its operations. That amount includes approximately $108.9 million that was included in technical and operating expenses representing $75.8 million for the write down of certain film and programming contracts and $33.1 million for the write off of equipment inventory and deposits. The remaining $246.0 million of the 2004 direct broadcast satellite impairment loss is included in depreciation and amortization and includes $87.7 million of impairments of goodwill and other indefinite-lived intangible assets. In addition to the Rainbow DBS impairment losses, we recorded impairment losses of $0.3 million, $17.9 million and $1.9 million in the year ended December 31, 2004, 2003 and 2002, respectively, included in technical and operating expense, representing the impairment of certain film and programming contracts. The Company also recorded an impairment loss in 2002 of $43.2 million representing the write down of software and leasehold improvements relating to the Company's retail electronics business now reported in discontinued operations.

Useful Lives Of Finite-Lived Intangibles Assets

        The Company has recognized intangible assets for affiliation agreements and advertiser relationships as a result of the July 2003 repurchase of MGM's 20% interest in each of AMC, WE and IFC and the repurchase of NBC's interests in Rainbow Media Holdings in various transactions in 2001 and 2002. The Company has determined that such intangible assets have finite lives and has estimated those lives to be 10 years for affiliation agreements and 7 to 10 years for advertiser relationships. At December 31, 2004, the carrying values, net of accumulated amortization, were $465.1 million for affiliation agreements and $78.3 million for advertiser relationships.

        The amount we originally allocated in purchase accounting to the affiliation agreements finite-lived intangibles in our consolidated financial statements is the estimated aggregate fair value of those affiliation agreements and the related customer relationships. The useful lives for the affiliation agreements were determined based upon an analysis of the weighted average lives of existing agreements the Company had in place with its major customers at the time that purchase accounting was applied, plus an estimate for renewals of such agreements. The Company has been successful in renewing its affiliation agreements and maintaining customer relationships in the past and believes it will be able to renew its major affiliation agreements and maintain those customer relationships in the future. However, it is possible that the Company will not successfully renew such agreements as they expire or that if it does, the net revenue earned may not equal or exceed the net revenue currently being earned, which could have a significant adverse impact on our business. In light of these facts and circumstances, the Company has determined that an estimated useful life of 8 to10 years is appropriate depending on the nature of the underlying intangible.

        There have been periods when an existing affiliation agreement has expired and the parties have not finalized negotiations of either a renewal of that agreement or a new agreement for certain periods of time. In substantially all these instances, the affiliates continued to carry and pay for the service under oral or written interim agreements until execution of definitive replacement agreements or renewal. In one case during 2004, there was a 10 day period in which an affiliate was restricted from carrying certain of the Company's sports and entertainment networks because the parties had not reached agreement on contract renewal terms. We reached a short-term agreement with the affiliate at the end of the 10 day period and that affiliate continuously carried the networks pursuant to successive subsequent short-term agreements through March 7, 2005. However, we were unable to reach an agreement with this affiliate at expiration on March 7, 2005, and this affiliate has discontinued carriage of certain of the Company's sports networks. We believe we will ultimately reach contractual terms with this affiliate for carriage of such networks. However, if we are not successful in reaching such agreement in the future, we may be required to recognize an impairment of the related affiliate and customer relationship intangibles associated with this affiliate. See "Impairment of Long-lived and Indefinite-Lived Assets" above.

        If an affiliate were to cease carrying the service on an other than temporary basis, the Company would record an impairment charge for the then remaining carrying value of that affiliation agreement. If the Company were to renew an affiliation agreement at rates that produced materially less net revenue compared to the net revenue produced under the previous agreement, the Company would evaluate the impact on its cash flows and, if necessary, would further evaluate such indication of potential impairment by following the policy described above under "Impairment Of Long-Lived And Indefinite-Lived Assets" for the asset group containing that intangible. The Company also would evaluate whether the remaining useful life of the affiliation agreement remained appropriate. Based on December 31, 2004 carrying values, if the estimated life of all affiliation agreements were shortened by 10%, the effect on amortization in the year ending December 31, 2005 would be to increase our annual amortization expense by approximately $9.5 million.

Valuation of Deferred Tax Assets:

        Deferred tax assets have resulted primarily from the Company's future deductible temporary differences and net operating loss carry forwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company's ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the utilization of its net operating loss carry forwards and deductible temporary differences and tax planning strategies. If such estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company's consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly. In 2002, the income tax benefit of the Company reflects an increase in the valuation allowance of $58.6 million. At the end of the second quarter of 2002, NBC exchanged part of its interest in Rainbow Media Holdings for shares of the Company's common stock. As a result of this exchange, Rainbow Media Holdings became a member of the consolidated federal income tax return of the Company. The exchange was accounted for under the purchase method of accounting. Accordingly, the valuation allowance was reduced to zero, resulting in a reduction to the recorded goodwill, without any income statement benefit. In 2004 and 2003, the Company recorded increases in the valuation allowance of $14.0 million and $28.0 million, respectively, relating to certain state net operating loss carry forwards.

Plant and Equipment:

        Costs incurred in the construction of the Company's cable television system, including line extensions to, and rebuild of, the Company's hybrid fiber-coaxial infrastructure and costs incurred in the construction of the Company's headend facilities are capitalized. These costs consist of materials, sub-contractor labor, direct consulting fees, and internal labor and related costs associated with the construction activities. The internal costs that are capitalized consist of salaries and benefits of Company employees and the portion of facility costs, including rent, taxes, insurance and utilities, that supports the construction activities. Infrastructure costs are depreciated over the 12-year estimated life of the plant, and headend facilities are depreciated over the estimated life of the specific component, ranging from 4 years for certain electronics to 15 years for tower sites. Costs of operating the plant and the technical facilities, including repairs and maintenance and call completion fees, are expensed as incurred.

        In addition, the costs of connecting businesses or residences that have not been previously connected to the service offering are capitalized. These costs include material, subcontractor and internal labor and related costs as discussed above. In addition, on-site and remote technical assistance during the provisioning process for new digital product offerings are capitalized. The departmental activities supporting the connection process are tracked through specific metrics, and the portion of departmental costs that is capitalized is determined through a time weighted activity allocation of costs incurred based on time studies used to estimate the average time spent on each activity. New connections are amortized over 5 years or 12 years for residence wiring and feeder cable to the home, respectively. The portion of departmental costs related to reconnection, programming service up- and down- grade, repair and maintenance, and disconnection activities are expensed as incurred.

        Certain of these capitalized costs are based on estimates of activity levels and other historical statistics. These estimates are evaluated at least semi-annually, and any changes that result, which may be significant, are reflected in the results of operations in the period in which the evaluations are performed.

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

        In 2002, the Company announced a new operating plan and restructuring which included the closing of 26 retail electronics store locations, the consolidation of customer service call centers and the elimination of certain staff positions. Additionally, in connection with the new operating plan, the Company reached an agreement with its supplier of set top boxes which reduced the Company's purchase commitments for set top boxes from $378.5 million in 2002, $378.5 million in 2003, and $567.8 million in 2004 to a total remaining commitment of $87.5 million in 2002 and nothing thereafter and required the Company to make certain other cash payments aggregating $50.0 million plus interest on a portion of such amount with respect to, among other things, a license for certain software (valued at $17.5 million based on an independent appraisal). In connection with this plan, the Company recorded restructuring charges, which included employee termination costs, such as severance pay and outplacement services costs, and provisions for lease termination costs including an estimate of costs incurred during a projected vacancy period, estimated brokerage commissions and tenant allowances and other related costs and the cost associated with the reduction in required digital set top box commitments.

        In 2003, the Company eliminated certain staff positions primarily at Madison Square Garden and in the Telecommunications Services segment and incurred severance costs aggregating approximately $6.1 million.

        In 2004, the Company recorded restructuring charges aggregating $5.7 million associated with the elimination of certain positions in various business units of the Company.

        Costs related to employee terminations are estimated on an individual by individual basis, giving effect to the announced severance plan. Costs for lease terminations are projected in consultation with real estate professionals. Actual lease termination costs may differ from these estimates as a result of changes in market conditions. Because these costs are based on estimates and projections, they can prove to be inaccurate.

        Changes in estimates, as the plan is implemented and additional facts are gathered, are reflected in current operations as adjustments to the restructuring charges, separately reported and identified.

Certain Transactions

        The following transactions occurred during the periods covered by this Management's Discussion and Analysis of Financial Condition and Results of Operations.

        2004 Transactions.    In 2004, Rainbow DBS invested approximately $85.0 million in exchange for a substantial interest in an entity that had acquired licenses from the FCC to provide multichannel video distribution and data service in 46 metropolitan areas in the United States.

        In July 2004, Northcoast Communications, a 49.9% owned subsidiary of the Company, completed its sale of its wholly-owned subsidiary, Cleveland PCS, to an unaffiliated entity. The Company did not record any gain or loss in connection with the sale.

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

        In July 2003, the Company repurchased MGM's 20% interest in each of AMC, The Independent Film Channel and WE: Women's Entertainment for $500 million.

        In December 2003, Regional Programming Partners acquired News Corporation's 50% interest in each of Fox Sports Net Chicago and Fox Sports Net Bay Area pursuant to News Corporation's exercise of its contractual put right for $150 million.

        2002 Transactions.    In December 2002, we acquired the 17.2% interest in Rainbow Media Holdings held by National Broadcasting Company, Inc. ("NBC") in connection with the sale of Rainbow Media Holdings' 80% interest in the Bravo programming service for $1.0 billion, payable in General Electric common stock and 53.2 million shares of Cablevision NY Group Class A common stock (31.4 million shares of which were issuable upon the conversion of shares of Rainbow Media Holdings common stock held by NBC).

        In December 2002, NBC acquired MGM's 20% interest in the Bravo programming service and in July 2003, the Company repurchased, for $500 million, MGM's 20% interest in AMC, The Independent Film Channel and WE.

        In March 2002, Rainbow Media Holdings acquired Loral Space and Communications' 50% interest in Rainbow DBS (formerly R/L DBS Company LLC), increasing Rainbow Media Holdings' ownership of Rainbow DBS to 100%.

Results of Operations—Cablevision Systems Corporation

        The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA

	Years Ended December 31,
	2004		2003
	Amount	% of Net Revenues	Amount	% of Net Revenues	(Increase) Decrease in Net Loss
		(dollars in thousands)
Revenues, net	$4,932,864	100%	$4,177,148	100%	$755,716
Operating expenses:
Technical and operating (excluding depreciation and amortization (including impairments))	2,414,624	49	1,956,157	47	(458,467)
Selling, general & administrative	1,331,735	27	1,126,911	27	(204,824)
Other operating income	(95,758)	(2)	(8,993)	—	86,765
Restructuring charges	151	—	10,725	—	10,574
Depreciation and amortization (including impairments)	1,341,549	27	1,060,651	25	(280,898)

Operating income	(59,437)	(1)	31,697	1	(91,134)
Other income (expense):
Interest expense, net	(710,781)	(14)	(603,136)	(14)	(107,645)
Equity in net income (loss) of affiliates	(12,991)	—	429,732	10	(442,723)
Gain (loss) on sale of cable assets and programming and affiliates interests, net	2,232	—	(13,644)	—	15,876
Gain on investments, net	134,598	3	235,857	6	(101,259)
Write-off of deferred financing costs	(18,961)	—	(388)	—	(18,573)
Loss on derivative contracts, net	(165,305)	(3)	(208,323)	(5)	43,018
Loss on extinguishment of debt	(78,571)	(2)	—	—	(78,571)
Minority interests	(91,776)	(2)	(138,168)	(3)	46,392
Miscellaneous, net	294	—	3,624	—	(3,330)

Loss from continuing operations before taxes	(1,000,698)	(20)	(262,749)	(6)	(737,949)
Income tax benefit (expense)	333,696	7	(20,367)	—	354,063

Loss from continuing operations	(667,002)	(14)	(283,116)	(7)	(383,886)
Income (loss) from discontinued operations, net of taxes	(1,654)	—	(14,123)	—	12,469

Net loss before extraordinary item	(668,656)	(14)	(297,239)	(7)	(371,417)
Extraordinary loss on investment, net of taxes	(7,436)	—	—		(7,436)

Net loss	$(676,092)	(14)	$(297,239)	(7)%	$(378,853)

Revenues, net	$4,177,148	100%	$3,801,835	100%	$375,313
Operating expenses:
Technical and operating (excluding depreciation and amortization (including impairments))	1,956,157	47	1,738,637	46	(217,520)
Selling, general & administrative	1,126,911	27	924,460	24	(202,451)
Other operating income	(8,993)	—	—	—	8,993
Restructuring charges	10,725	—	74,091	2	63,366
Depreciation and amortization (including impairments)	1,060,651	25	873,648	23	(187,003)

Operating income	31,697	1	190,999	5	(159,302)
Other income (expense):
Interest expense, net	(603,136)	(14)	(484,041)	(13)	(119,095)
Equity in net income (loss) of affiliates	429,732	10	(42,375)	(1)	472,107
Loss on sale of cable assets	(13,644)	—	—	—	(13,644)
Gain (loss) on investments, net	235,857	6	(881,394)	(23)	1,117,251
Write-off of deferred financing costs	(388)	—	(6,931)	—	6,543
Gain (loss) on derivative contracts, net	(208,323)	(5)	924,037	24	(1,132,360)
Loss on extinguishment of debt	—	—	(17,237)	—	17,237
Minority interests	(138,168)	(3)	(220,568)	(6)	82,400
Miscellaneous, net	3,624	—	(5,656)	—	9,280

Loss from continuing operations before taxes	(262,749)	(6)	(543,166)	(14)	280,417
Income tax benefit (expense)	(20,367)	—	74,382	2	(94,749)

Loss from continuing operations	(283,116)	(7)	(468,784)	(12)	185,668
Income (loss) from discontinued operations, net of taxes	(14,123)	—	562,667	15	(576,790)

Net income (loss)	$(297,239)	(7)	$93,883	2%	$(391,122)

Comparison of Year Ended December 31, 2004 Versus Year Ended December 31, 2003

        Revenues, net    for the year ended December 31, 2004 increased $755.7 million (18%) as compared to revenues for the prior year. The net increase is attributable to the following:

(dollars in millions)
Increase in net revenue from high-speed data and VoIP services	$204.7
Increase in revenue due to the consolidation of Fox Sports Net Chicago and Fox Sports Net Bay Area	202.3
Higher revenue per cable television video subscriber attributable primarily to rate increases and digital subscriber growth, net of changes in the average number of subscribers	139.9
Increased revenue in Rainbow Media Holdings' programming services excluding those of Madison Square Garden and Rainbow DBS	127.1
Increased revenues from video on demand, subscription video on demand and pay-per view	31.7
Increase in Rainbow DBS revenue	14.9
Increase in Madison Square Garden's revenue	6.8
Other net increases	28.3

$755.7

        Technical and operating expenses (excluding depreciation and amortization, including impairments) include primarily:

  •
  cable programming costs which are costs paid to programmers, net of amortization of any launch support received, for cable content and are generally paid on a per-subscriber basis;

  •
  network management and field service costs which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections;

  •
  contractual rights payments to broadcast certain live sporting events and contractual payments pursuant to employment agreements with professional sports teams personnel;

  •
  programming and production costs of our Rainbow businesses;

  •
  costs associated with our direct broadcast satellite business, including programming and production costs, costs to operate the uplink and broadcast facility, and subscriber related costs; and

  •
  interconnection, call completion and circuit fees relating to our telephone and VoIP businesses.

        Technical and operating expenses (excluding depreciation and amortization, including impairments) for 2004 increased $458.5 million (23%) compared to 2003. The net increase is attributable to the following:

(dollars in millions)
Increased costs incurred in connection with our Rainbow DBS segment(a)	$182.4
Increase due to the consolidation of Fox Sports Net Chicago and Fox Sports Net Bay Area	112.3
Increase in programming costs incurred by cable operations	94.0
Increase in network management and field service costs	49.4
Decrease in Rainbow and Madison Square Garden programming and production costs, including contractual rights (excluding Fox Sports Net Chicago and Fox Sports Net Bay Area)	(17.1)
Other net increases	37.5

$458.5

(a)
Includes impairment charges of $108.9 relating to the Rainbow DBS segment.

        As a percentage of revenues, technical and operating expenses increased 2% during 2004 as compared to 2003.

        Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, costs of facilities and costs of customer call centers. Selling, general and administrative expenses increased $204.8 million (18%) for 2004 as compared to 2003. The net increase is attributable to the following:

(dollars in millions)
Increased costs incurred in connection with marketing and administrative costs of our direct broadcast satellite service	$116.8
Increase in sales and marketing costs	36.8
Increase due to the consolidation of Fox Sports Net Chicago and Fox Sports Net Bay Area	24.6
Increase in general and administrative costs	23.3
Increase in customer service costs	22.8
Decrease in stock plan expenses (includes the effects of changes in stock price, the vesting of restricted stock and employee separations)	(7.7)
Decrease in expenses relating to a long-term incentive plan	(4.3)
Other net decreases	(7.5)

$204.8

        As a percentage of revenues, selling, general and administrative expenses remained constant in 2004 compared to 2003, including and excluding the effects of the stock plan.

        Other operating income of $95.8 million for the year ended December 31, 2004 includes a $54.0 million cash payment received in connection with the New York Mets' notice of termination of the broadcast rights agreement with Madison Square Garden which will be effective after the 2005 baseball season and a $41.8 million reversal of a purchase accounting liability related to this broadcast rights agreement. Other operating income of $9.0 million for the year ended December 31, 2003 resulted from the sale of trade accounts receivable from Adelphia Communications for which a reserve had previously been recorded.

        Restructuring charges amounted to $0.2 million in 2004 and $10.7 million in 2003. The 2004 amount is comprised of $5.9 million of severance costs, partially offset by a $5.7 million credit resulting from changes in estimates of facility realignment and other costs relating to the 2001, 2002 and 2003 restructuring plans. The 2003 amount is comprised of $4.6 million in facility realignment costs relating to the 2001 restructuring and $6.1 million of new provisions associated with the elimination of positions, including severance, outplacement costs and other related costs relating to the 2003 restructuring.

        Depreciation and amortization (including impairments) increased $280.9 million (26%) for 2004 as compared to 2003. The increase resulted primarily from impairment charges of $246.0 million relating to long-lived assets of the Rainbow DBS segment, depreciation of new plant assets and amortization of acquired intangibles, partially offset by lower write-off and disposal costs of certain fixed assets.

        Net interest expense    increased $107.6 million (18%) during 2004 compared to 2003. The net increase is attributable to the following:

(dollars in millions)
Increase due primarily to higher average debt balances	$121.1
Lower interest income	2.0
Classification of dividends on CSC Holdings' Series H and Series M Redeemable Preferred Stock as interest expense in connection with the implementation of Statement of Financial Accounting Standards No. 150 as of July 1, 2003.	60.6
Decrease in dividends on CSC Holdings' Series H and Series M Redeemable Preferred Stock due to their redemption in May 2004	(87.3)
Other net increases	11.2

$107.6

        Equity in net loss of affiliates amounted to $13.0 million in 2004 compared to equity in net income of affiliates of $429.7 million in 2003. Such amounts consist of the Company's share of the net income or loss of certain businesses in which the Company has varying minority ownership interests. The amount for the year ended December 31, 2003 includes $434.6 million representing our equity in the net income of Northcoast Communications, LLC, which resulted primarily from the gain related to Northcoast Communications' sale of its personal communication service licenses to Verizon Wireless.

        Gain (loss) on sale of cable assets and programming and affiliate interests consisted of a gain of $2.2 million for the year ended December 31, 2004 compared to a loss of $13.6 million for the year ended December 31, 2003. The 2004 gain resulted from the sale of a minority-owned affiliate interest. The 2003 loss resulted from the contemplated settlement of working capital adjustments associated with the Company's sale of cable systems to AT&T in 2001.

        Gain (loss) on investments, net for the years ended December 31, 2004 and 2003 consists of the following:

	Years Ended December 31,
	2004	2003
	(dollars in millions)
Increase in the fair value of Charter Communications, Adelphia Communications, AT&T, AT&T Wireless, Comcast, General Electric and Leapfrog common stock	$133.5	$237.7
Income (loss) on various other investments	1.1	(1.9)

	$134.6	$235.8

        The effects of these gains and losses are largely offset by the losses and gains on related derivative contracts described below.

        Write-off of deferred financing costs of $19.0 million in 2004 consisted of costs written off in connection with the redemption of CSC Holdings' Series H and Series M Redeemable Exchangeable Preferred Stock and CSC Holdings' 9 7/8% senior subordinated debentures aggregating $5.1 million and termination of certain of the Company's credit agreements aggregating $13.9 million. The 2003 amount of $0.4 million resulted from costs written-off relating to the termination of certain of the Company's credit agreements.

        Gain (loss) on derivative contracts, net for the years ended December 31, 2004 and 2003 consists of the following:

	Years Ended December 31,
	2004	2003
	(dollars in millions)
Loss due to the change in fair value of the Company's prepaid forward contracts relating to the AT&T, AT&T Wireless, Comcast, Charter Communications, General Electric, Leapfrog and Adelphia Communications shares	$(132.9)	$(180.1)
Realized and unrealized loss on exchange right and put option related to CSC Holdings' Series A Preferred Stock	(31.7)	(38.6)
Unrealized and realized gains on interest rate swap contracts	(0.7)	10.4

	$(165.3)	$(208.3)

        Loss on extinguishment of debt of $78.6 million for the year ended December 31, 2004 represents premiums of $58.2 million on the early redemption of CSC Holdings' Series H and Series M Redeemable Preferred Stock, $14.3 million on the early redemption of CSC Holdings' 9 7/8% senior subordinated debentures, and $6.1 million on the termination of the AT&T Wireless stock monetization contracts.

        Minority interests represent other parties' shares of the net income (losses) of entities which are not entirely owned by us but which are consolidated in our financial statements. For the years ended December 31, 2004 and 2003 minority interests consists of the following:

	Years Ended December 31,
	2004	2003
	(dollars in millions)
News Corporation's 40% share of the net income of Regional Programming Partners	$(98.7)	$(27.4)
MGM's 20% share of the net income or loss of AMC, The Independent Film Channel and WE: Women's Entertainment through July 18, 2003	—	(17.0)
CSC Holdings' Series H and Series M Preferred Stock dividend requirements through June 30, 2003*	—	(87.2)
CSC Holdings' Series A Preferred Stock dividend requirements	—	(5.0)
Minority partner's interest in DTV Norwich	7.9	—
Other	(1.0)	(1.6)

	$(91.8)	$(138.2)

*
Beginning July 1, 2003, these dividend requirements are recorded as interest expense.

        Net miscellaneous income of $0.3 million and $3.6 million for the years ended December 31, 2004 and 2003, respectively, resulted primarily from dividends received on certain of the Company's investment securities, partially offset by other miscellaneous expenses.

        Income tax benefit attributable to continuing operations of $333.7 million in 2004 resulted primarily from the pretax loss, offset by an increase in the valuation allowance of $14 million, non-deductible preferred stock dividends, a non-deductible adjustment related to the exchange right and put option related to the Series A Preferred Stock of CSC Holdings, a non-deductible redemption premium related to the Series H and M Preferred Stock of CSC Holdings, state taxes, and an adjustment to the deferred tax rate. The income tax expense attributable to continuing operations of $20.4 million in 2003 resulted from the pretax loss, offset by an increase in the valuation allowance of $28.0 million, non-deductible preferred stock dividends, a non-deductible adjustment related to the exchange right and put option related to the Series A Preferred Stock of CSC Holdings, state taxes, and an adjustment to the deferred tax rate.

        Income (loss) from discontinued operations, net of taxes for the years ended December 31, 2004 and 2003 reflects the following items:

	Years Ended December 31,
	2004	2003
	(dollars in millions)
Loss on sale of Bravo programming service	$(1.1)	$—
Net operating results of the retail electronics business	—	(5.7)
Loss on sale of the retail electronics business	(0.6)	(8.4)

	$(1.7)	$(14.1)

        Extraordinary loss, net of taxes of $7.4 million for the year ended December 31, 2004 resulted from Rainbow DBS's investment in DTV Norwich, LLC and represents the excess of the purchase price over fair market value of the acquired assets.

Business Segments Results—Cablevision Systems Corporation

        The Company classifies its business interests into four segments:

  •
  Telecommunications Services, consisting principally of our consumer video, high-speed data, Voice over Internet Protocol and Lightpath's commercial data and voice services operations;

  •
  Rainbow, consisting principally of interests in national and regional cable television programming networks;

  •
  Madison Square Garden, which owns and operates professional sports teams, regional cable television networks and an entertainment business; and

  •
  Rainbow DBS, which consists of our direct broadcast satellite service (VOOMSM) and the 21 high definition channels currently carried exclusively by this service.

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

	Years Ended December 31,
	2004		2003
	Amount	% of Net Revenues	Amount	% of Net Revenues
		(dollars in thousands)
Revenues, net	$3,123,956	100%	$2,715,298	100%
Technical and operating expenses (excluding depreciation and amortization)	1,276,529	41	1,086,348	40
Selling, general and administrative expenses	637,115	20	605,321	22
Restructuring charges	736	—	2,923	—
Depreciation and amortization	786,485	25	780,671	29

Operating income	$423,091	14%	$240,035	9%

        Revenues, net for the year ended December 31, 2004 increased $408.7 million (15%) as compared to revenues for the prior year. The net increase is attributable to the following:

(dollars in millions)
Increase in net revenue from high-speed data and VoIP services	$204.7
Higher revenue per cable television subscriber attributable primarily to rate increases and digital subscriber growth, net of changes in the average number of subscribers	139.9
Increased revenues from video on demand, subscription video on demand and pay-per view	31.7
Increase in Lightpath revenues, net of intersegment eliminations	14.1
Other net increases	18.3

$408.7

        Technical and operating expenses (excluding depreciation and amortization) for 2004 increased $190.2 million (18%) compared to 2003. The net increase is attributable to the following:

(dollars in millions)
Increase in programming costs	$115.0
Increase in network management, field service and related costs	49.4
Increase in call completion costs relating to the VoIP business	13.9
Other net increases	11.9

$190.2

        As a percentage of revenues, technical and operating expenses increased 1% during 2004 as compared to 2003.

        Selling, general and administrative expenses increased $31.8 million (5%) for 2004 as compared to 2003. The net increase is attributable to the following:

(dollars in millions)
Increase in sales and marketing costs	$18.1
Increase in customer service costs	22.8
Lower expenses relating to a long-term incentive plan	(2.2)
Decrease in stock plan expenses (includes the effects of changes in stock price, the vesting of restricted stock and employee separations)	(6.1)
Other net decreases	(0.8)

$31.8

        As a percentage of revenues, selling, general and administrative expenses decreased 2% in 2004 as compared to 2003. Excluding the effects of the stock plan, as a percentage of revenues such costs decreased 1% in 2004 as compared to 2003.

        Restructuring charges amounted to $0.7 million in 2004 and $2.9 million in 2003. The 2004 amount is comprised of $0.8 million of new provisions associated with the elimination of positions, including severance and outplacement costs, partially offset by a credit of $0.1 million in facility realignment costs relating to the 2002 restructuring.

        The 2003 amount is comprised of $3.4 million of new provisions associated with the elimination of positions, including severance, outplacement costs and other related costs relating to the 2003 and 2002 restructurings, partially offset by a credit of $0.5 million in facility realignment costs relating to the 2001 restructuring.

        Depreciation and amortization expense increased $5.8 million (1%) for 2004 as compared to 2003. The net increase resulted primarily from depreciation of new subscriber devices, headend upgrades and new plant assets, partly offset by a decrease in the write-off and disposal costs of certain fixed assets.

Rainbow

        The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's Rainbow segment.

	Years Ended December 31,
	2004		2003
	Amount	% of Net Revenues	Amount	% of Net Revenues
		(dollars in thousands)
Revenues, net	$1,094,199	100%	$764,846	100%
Technical and operating expenses	439,268	40	334,320	44
Selling, general and administrative expenses (excluding depreciation and amortization)	328,830	30	301,408	39
Other operating income	—	—	(8,496)	(1)
Restructuring charges (credits)	909	—	(48)	—
Depreciation and amortization	127,414	12	102,216	13

Operating income	$197,778	18%	$35,446	5%

        Revenues, net for the year ended December 31, 2004 increased $329.4 million (43%) as compared to revenues for the prior year. Approximately $202.3 million of the increase was due to the acquisition of the remaining interests in Fox Sports Net Chicago and Fox Sports Net Bay Area in December 2003. Approximately $55.1 million of the increase was due primarily to higher advertising revenue, approximately $50.5 million was attributed primarily to growth in programming network subscribers and rate increases, and the remaining increase of $21.5 million was from film distribution and other revenue sources.

        Technical and operating expenses for the year ended December 31, 2004 increased $104.9 million (31%) compared to 2003. The net increase was comprised of an increase of $112.3 million resulting from the acquisition of the remaining interests in Fox Sports Net Chicago and Fox Sports Net Bay Area in December 2003, an increase of $10.5 million due primarily to higher programming costs, partially offset by a charge in 2003 of $17.9 million relating to the write-down of certain film and programming contracts. As a percentage of revenues, technical and operating expenses decreased 4% during 2004 as compared to 2003.

        Selling, general and administrative expenses increased $27.4 million (9%) for 2004 compared to 2003. Approximately $24.6 million of the increase resulted from the acquisition of the remaining interests in Fox Sports Net Chicago and Fox Sports Net Bay Area in December 2003. The remaining increase consisted of an increase of $9.9 million in sales, marketing and advertising costs, partially offset by a $1.5 million decrease in administrative costs and a decrease of $5.6 million in charges related to a stock plan. As a percentage of revenues, selling, general and administrative expenses decreased 9% in 2004 compared to 2003 including and excluding the effects of the stock plan.

        Other operating income of $8.5 million for the year ended December 31, 2003 resulted from the sale of trade accounts receivable from Adelphia Communications for which a reserve had previously been recorded.

        Restructuring charges of $0.9 million in 2004 related primarily to expenses associated with the elimination of positions at Fox Sports Net Chicago, including severance, outplacement costs and other related costs.

        Depreciation and amortization expense increased $25.2 million (25%) for the year ended December 31, 2004 when compared to 2003. An increase of approximately $23.7 million resulted from the amortization of acquired intangibles and approximately $1.5 million resulted from the depreciation of new fixed assets.

Madison Square Garden

        The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for Madison Square Garden.

	Year Ended December 31,
	2004		2003
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)
Revenues, net	$778,754	100%	$771,986	100%
Technical and operating expenses (excluding depreciation and amortization)	561,326	72	567,870	74
Selling, general and administrative expenses	146,652	19	144,106	19
Other operating income	(95,840)	(12)	(497)	—
Restructuring	4,146	—	3,735	—
Depreciation and amortization	45,445	6	52,273	7

Operating (loss)/income	$117,025	15%	$4,499	1%

        Revenues, net    for the year ended December 31, 2004 increased $6.8 million (1%), as compared to revenues for the prior year. This net increase is attributable to the following:

(dollars in millions)
Increases from:
Higher MSG Networks revenues due mostly to higher affiliate fees, excluding impact of the cancellation of National Hockey League 2004/2005 season discussed below	$16.4
National Basketball Association expansion revenue received in 2004	10.3
Higher other Knicks related regular season and playoff revenues	11.9
Higher revenues from Christmas Spectacular, including touring shows	15.9
Net higher revenues from other events at Madison Square Garden and Radio City Music Hall	13.3
Other net increases	9.1
Decreases from:
Impact of National Hockey League cancellation of 2004/2005 season	(42.7)
Lower level of concerts and attractions held outside the Company's venues	(12.2)
Discontinuation of A Christmas Carol show at the Theater at Madison Square Garden in 2004	(15.2)

$6.8

        Madison Square Garden's short-term agreement with an affiliate expired on March 7, 2005 and this affiliate has discontinued carriage of Madison Square Garden's networks. We believe we will ultimately reach contractual terms with this affiliate for carriage of MSG Networks. However, we can give no assurance as to when an agreement will be reached and therefore cannot determine the extent to which our 2005 operating results will be negatively impacted. If an agreement is not reached in 2005, the negative impact to Madison Square Garden's operating results could be significant, but the impact would not be material to the Company's consolidated operating results.

        Technical and operating expenses (excluding depreciation and amortization) for the year ended December 31, 2004 decreased $6.5 million (1%) as compared to the prior year. This decrease was primarily due to a reduction in costs attributable to the cancellation of the NHL 2004/2005 season. Other factors contributing to this decrease were lower costs associated with events held outside the Company's venues, the absence of the costs for A Christmas Carol due to the discontinuation of this show, as well as lower operating costs at MSG Networks. The impact of these favorable results, aggregating $75.5 million, was substantially offset by a net increase of $69.0 million. The main drivers of this net increase were higher provisions for Knicks active roster luxury tax and for certain team transactions, higher team compensation, a credit recorded in the first quarter of 2003 reflecting the reversal of a luxury tax provision attributable to a certain player who was previously waived due to a career ending injury, as well as increased costs associated with favorable revenue items discussed above.

        Selling, general and administrative expenses for the year ended December 31, 2004 increased $2.5 million (2%) as compared to the prior year primarily due to higher professional fees and promotional costs, partially offset by a decrease in expenses related to employee stock and long-term incentive plans, lower provisions for severance, as well as other cost savings across the Company.

        Other operating income of $95.8 million in 2004 results from the notice of termination of Madison Square Garden's broadcast rights agreement with the New York Mets. In the second quarter of 2004, the New York Mets gave notice of termination of their rights agreement with Madison Square Garden, and with the notice paid Madison Square Garden a contractually obligated termination fee of $54.0 million. The termination of the rights agreement will be effective after the 2005 baseball season. In addition, Madison Square Garden recorded a $41.8 million credit reflecting the reversal of a purchase accounting liability related to this rights agreement. Other operating income of $0.5 million in 2003 resulted from the sale of trade accounts receivable from Adelphia Communications for which a reserve had been previously recorded.

        Restructuring charges of $4.1 million in 2004 represent severance costs associated with the elimination of certain staff positions in the first and second quarters of 2004, as well as an additional charge recorded as a result of the final cost determination for benefits associated with the elimination of certain staff positions in 2003. Restructuring charges of $3.7 million in 2003 primarily represent severance costs associated with the elimination of certain other staff positions in the second quarter of 2003.

        Depreciation and amortization expense for the year ended December 31, 2004 decreased $6.8 million (13%) as compared to the prior year due primarily to certain intangibles and fixed assets becoming fully amortized and depreciated, respectively.

Rainbow DBS

        The table below sets forth, for the periods presented, certain historical financial information for the Rainbow DBS segment.

	Years Ended December 31,
	2004	2003
Revenues, net	$14,935	$—
Technical and operating expenses (including cost of goods sold of $32,573 and $566 in 2004 and 2003 and excluding depreciation and amortization (including impairments))	222,175	39,792
Selling, general and administrative expenses	164,850	42,771
Depreciation and amortization (including impairments)	289,356	7,105

Operating loss	$(661,446)	$(89,668)

        Revenues, net for the year ended December 31, 2004 consist primarily of programming service and equipment rental fees of $13.2 million. The remaining $1.7 million consists primarily of equipment sales. The Company recognizes revenues from programming services and equipment rental as those services are provided to subscribers. Up-front fees collected for installation of the equipment under the rental program are deferred over the estimated average customer life. The Company recognizes revenues from the sale of equipment upon installation, with an appropriate provision for returned merchandise. No revenues were recorded for the same periods in 2003 as the programming service was offered under a free promotional period and revenue related to the sale of equipment to customers was deferred until the expiration of an extended money back guarantee offer which ended in the first quarter of 2004.

        Technical and operating expenses (excluding depreciation and amortization, including impairments) for the year ended December 31, 2004 increased $182.4 million as compared to the prior year primarily due to increases of $41.5 million in costs to license and develop content for the VOOM high definition channels, $20.3 million of costs primarily to operate the uplink and broadcast facility and the customer call center, $8.8 million of programming license fees and $2.9 million of costs of equipment sold and related installation. Additionally, the 2004 results include a write-down to net realizable value for inventory not deployed of $29.1 million, a write-down to net realizable value of licensed film assets of $75.8 million and a $4.0 million write-off of deposits (related to FCC construction bonds for milestones not anticipated to be met) recorded in conjunction with the Board of Directors' decision not to spin-off the DBS business, but instead to seek strategic alternatives.

        Selling, general and administrative expenses for the year ended December 31, 2004 increased $122.1 million as compared to the prior year primarily due to the increased activity focused on gaining new subscribers since the initial launch of the service in October 2003. The increases consist principally of $84.4 million of increased marketing and subscriber acquisition costs, including installation costs for customers who rent equipment; an increase in general and administrative expenses of $32.4 million due to increases in various costs including corporate overhead, field operations, including costs to retrieve disconnected set top boxes, information technology costs and salaries resulting from additional manpower; and an increase of $5.3 million in stock plan and long-term incentive plan expenses.

        Depreciation and amortization (including impairments) for the year ended December 31, 2004 of $289.4 million represents primarily the impairment of long-lived assets of $246.0 million recorded in conjunction with the Board of Directors' decision not to spin-off the DBS business, but instead to seek strategic alternatives, $35.1 million of depreciation consisting primarily of the satellite which was placed in service in October 2003 and related broadcast equipment, and $8.3 million of depreciation for equipment rented to customers including the write-off of customer equipment not required to be returned by deactivated customers, consisting of satellite dishes, over-the-air antennas and wiring and a related provision based on estimated customer life.

        Outlook for Rainbow DBS. In January 2005, our Board of Directors authorized and directed the sale of the assets of Rainbow DBS and the shutdown of its operations. Rainbow DBS has entered into a contract to sell its Rainbow 1 satellite and certain other related assets to a subsidiary of EchoStar for $200 million in cash. The Company anticipates that the remaining assets of Rainbow DBS and its business will either be transferred to an entity that is not part of the Company or will be shutdown. As a result of these existing and anticipated actions, the Company anticipates that (i) Rainbow DBS will continue to incur significant operating losses that will be reflected in the Company's results for a portion of 2005; (ii) the Company may incur significant shut down costs as it exits this business; and (iii) the Company may incur further impairment charges against the carrying value of the Rainbow DBS assets. In the event of a shutdown, assuming the consummation of the Rainbow 1 sale to EchoStar, the Company does not expect any material impact to its liquidity position.

Comparison of Year Ended December 31, 2003 Versus Year Ended December 31, 2002

        Revenues, net for the year ended December 31, 2003 increased $375.3 million (10%) as compared to revenues for the prior year. The net increase is attributable to the following:

(dollars in millions)
Increase in revenue from high-speed data services	$173.6
Increased revenue in Rainbow Media Holdings' programming services excluding those of Madison Square Garden*	96.3
Higher revenue per cable television subscriber primarily attributable to rate increases	87.1
Increased revenue from developing telephone businesses	29.3
Decrease in Madison Square Garden's revenue*	(18.7)
Bad debt expense recorded in 2002 associated with Adelphia Communications with no comparable expense in 2003	16.3
Other net decreases	(8.6)

$375.3

*
Amounts exclude the effects of the decrease in bad debt expense related to Adelphia Communications.

        Technical and operating expenses (excluding depreciation and amortization, including impairments)include primarily:

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

        Technical and operating expenses (excluding depreciation and amortization, including impairments) for 2003 increased $217.5 million (13%) compared to 2002. The net increase is attributable to the following:

(dollars in millions)
Increase in network management and field service costs	$73.3
Increase in Rainbow and MSG programming and production costs, including contractual rights	56.5
Increase in programming costs, including YES Network programming and indemnification costs of $38.4 million	57.1
Costs incurred in connection with the launch of our direct broadcast satellite service	39.8
Increase in technical management and employee bonuses	3.2
Other net decreases	(12.4)

$217.5

        As a percentage of revenues, technical and operating expenses increased 1% during 2003 as compared to 2002

        Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, costs of facilities and costs of customer call centers. Selling, general and administrative expenses increased $202.5 million (22%) for 2003 as compared to 2002. The net increase is attributable to the following:

(dollars in millions)
Increase in stock plan expenses primarily attributable to an increase in the market price of the Company's stock	$84.3
Costs incurred in connection with the launch of our direct broadcast satellite service	39.0
Increase in sales and marketing costs	23.2
Increase in customer service costs	24.8
Reinstatement of management and employee bonuses in certain divisions	33.8
Decrease in general and administrative cost	(34.8)
Costs associated with the investigation into improper expense recognition	13.3
Higher expenses relating to a long-term incentive plan, as described in Note 16 to Consolidated Financial Statements	12.5
Legal expenses relating to the YES Network dispute	6.4

$202.5

        As a percentage of revenues, selling, general and administrative expenses increased 3% in 2003 compared to 2002. Excluding the effects of the stock plan, as a percentage of revenues such costs increased 1% during 2003 as compared to 2002.

        Other operating income of $9.0 million for the year ended December 31, 2003 resulted from the sale of trade accounts receivable from Adelphia Communications for which a reserve had previously been recorded.

        Restructuring charges amounted to $10.7 million in 2003 and $74.1 million in 2002. The 2003 amount is comprised of $4.6 million in facility realignment costs relating to the 2001 restructuring, and $6.1 million of new provisions associated with the elimination of positions, including severance, outplacement costs and other related costs relating to the 2003 restructuring. The 2002 amount is comprised of a $1.1 million increase relating to the 2001 restructuring and $73.0 million of new provisions relating to the 2002 restructuring. Such charges include expenses associated with the elimination of positions, including severance, outplacement costs and other related costs, and facility realignment. The 2002 restructuring also includes the $32.5 million portion of a settlement with a vendor attributed to a reduction in required digital set top box commitments.

        Depreciation and amortization (including impairments) increased $187.0 million (21%) for 2003 as compared to 2002. The increases resulted primarily from depreciation of new subscriber devices, headend upgrades and new plant assets, the write-off of certain fixed assets, costs of disposal of certain fixed assets and amortization of acquired intangibles.

        Net interest expense increased $119.1 million (25%) during 2003 compared to 2002. Approximately $87.3 million of the increase for the year ended December 31, 2003 resulted from the classification of dividends on CSC Holdings' Series H and Series M Redeemable Preferred Stock as interest expense in connection with the implementation of Statement of Financial Accounting Standards No. 150 as of July 1, 2003 and the inclusion of such dividends for the six months ended December 31, 2003 in interest expense. The remaining increase of $31.8 million was primarily attributable to higher overall average debt balances, partly offset by lower average interest rates (weighted average of 6.3% in 2003 as compared to 6.6% in 2002) and lower interest income ($12.5 million in 2003 as compared to $22.4 million in 2002.)

        Equity in net income of affiliates amounted to $429.7 million in 2003 compared to equity in net loss of affiliates of $42.4 million in 2002. Such amounts consist of the Company's share of the net income or loss of certain businesses in which the Company has varying minority ownership interests. The amount for the year ended December 31, 2003 includes $434.6 million representing our equity in the net income of Northcoast Communications, LLC, which resulted primarily from the gain related to Northcoast Communications' sale of its personal communication service licenses to Verizon Wireless.

        Loss on sale of cable assets of $13.6 million for the year ended December 31, 2003 resulted from the contemplated settlement of working capital adjustments associated with the Company's sale of cable systems to AT&T in 2001.

        Gain (loss) on investments, net for the years ended December 31, 2003 and 2002 consists of the following:

	Years Ended December 31,
	2003	2002
	(dollars in millions)
Increase (decrease) in the fair value of Charter Communications, Adelphia Communications, AT&T, AT&T Wireless, Comcast, General Electric and Leapfrog common stock	$237.7	$(874.1)
Loss on various other investments	(1.9)	(7.3)

	$235.8	$(881.4)

        The effects of these gains and losses are largely offset by the losses and gains on related derivative contracts described below.

        Write-off of deferred financing costs of $0.4 million in 2003 and $6.9 million in 2002 consist principally of costs written off in connection with amendments to, or termination of, the Company's credit agreements and the redemption of the Company's senior subordinated notes.

        Gain (loss) on derivative contracts, net for the years ended December 31, 2003 and 2002 consists of the following:

	Years Ended December 31,
	2003	2002
	(dollars in millions)
Gain (loss) due to the change in fair value of the Company's prepaid forward contracts relating to the AT&T, AT&T Wireless, Comcast, Charter Communications, General Electric, Leapfrog and Adelphia Communications shares	$(180.1)	$808.1
Unrealized gain (loss) on exchange right and put option related to CSC Holdings' Series A Preferred Stock	(38.6)	—
Unrealized and realized gains on interest rate swap contracts	10.4	115.9

	$(208.3)	$924.0

        Loss on extinguishment of debt amounted to $17.2 million in 2002. The 2002 loss resulted from the settlement of the Company's collateralized indebtedness relating to the monetization of its shares of Adelphia Communications common stock under prepaid forward contracts.

        Minority interests represent other parties' shares of the net income (losses) of entities which are not entirely owned by us but which are consolidated in our financial statements. For the years ended December 31, 2003 and 2002 minority interests consists of the following:

	Years Ended December 31,
	2003	2002
	(dollars in millions)
News Corporation's 40% share of the net income of Regional Programming Partners	$(27.4)	$(29.7)
MGM's 20% share of the net income or loss of AMC, The Independent Film Channel and WE: Women's Entertainment through July 18, 2003	(17.0)	(18.2)
CSC Holdings' Series H and Series M Preferred Stock dividend requirements through June 30, 2003*	(87.2)	(174.5)
CSC Holdings' Series A Preferred Stock dividend requirements	(5.0)	—
NBC's share of the net loss of Rainbow Media Holdings through December 7, 2002	—	2.9
Other	(1.6)	(1.1)

	$(138.2)	$(220.6)

*
Beginning July 1, 2003, these dividend requirements are recorded as interest expense.

        Net miscellaneous income of $3.6 million for 2003 resulted primarily from dividends received on certain of the Company's investment securities. The 2002 expense of $5.7 million includes various miscellaneous expenses, partially offset by dividends on certain of the Company's investment securities.

        Income tax expense attributable to continuing operations of $20.4 million in 2003 resulted primarily from the pretax loss, offset by an increase in the valuation allowance of $28.0 million, non-deductible preferred stock dividends, a non-deductible adjustment related to the exchange right and put option related to the Series A Preferred Stock of CSC Holdings, state taxes, and an adjustment to the deferred tax rate. The income tax benefit of $74.4 million in 2002 resulted from a pretax loss, partially offset by an increase in the valuation allowance of $58.6 million, non-deductible preferred stock dividends and state taxes.

        Income (loss) from discontinued operations, net of taxes for the years ended December 31, 2003 and 2002 reflects the following items associated with assets held for sale:

	Years Ended December 31,
	2003	2002
	(dollars in millions)
Net operating results of Bravo programming service sold in December 2002	$—	$14.5
Gain on sale of Bravo programming service	—	663.4
Net operating results of the retail electronics business	(5.7)	(115.2)
Loss on sale of the retail electronics business	(8.4)	—

	$(14.1)	$562.7

Business Segments Results—Cablevision Systems Corporation

Telecommunications Services

        The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for the Company's telecommunications services segment.

	Years Ended December 31,
	2003		2004
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)
Revenues, net	$2,715,298	100%	$2,419,506	100%
Technical and operating expenses (excluding depreciation and amortization)	1,086,348	40	965,258	40
Selling, general and administrative expenses	605,321	22	478,725	20
Restructuring charges	2,923	—	47,388	2
Depreciation and amortization	780,671	29	615,524	25

Operating income	$240,035	9%	$312,611	13%

        Revenues, net for the year ended December 31, 2003 increased $295.8 million (12%) as compared to revenues for the prior year. The net increase is attributable to the following:

(dollars in millions)
Increase in revenue from high-speed data services	$173.6
Higher revenue per cable television subscriber primarily attributable to rate increases	87.1
Increased revenue from developing telephone businesses including VoIP	29.3
Other net increases	5.8

$295.8

        Technical and operating expenses (excluding depreciation and amortization) for 2003 increased $121.1 million (13%) compared to 2002. The net increase is attributable to the following:

(dollars in millions)
Increase in network management and field service costs	$73.3
Increase in programming costs, including YES Network programming and indemnification costs of $38.4 million	57.1
Increase in technical management and employee bonuses	3.2
Other net decreases	(12.5)

$121.1

        As a percentage of revenues, technical and operating expenses remained constant during 2003 as compared to 2002.

        Selling, general and administrative expenses increased $126.6 million (26%) for 2003 as compared to 2002. The net increase is attributable to the following:

(dollars in millions)
Increase in stock plan expenses primarily attributable to an increase in the market price of the Company's stock	$46.3
Increase in sales and marketing costs	32.2
Increase in customer service costs	24.8
Increase in management and employee bonuses	14.0
Other general and administrative cost increases	(5.8)
Higher expenses relating to a long-term incentive plan, as described in Note 16 to the Consolidated Financial Statements	8.7
Legal expenses relating to the YES Network dispute	6.4

$126.6

        As a percentage of revenues, selling, general and administrative expenses increased 2% for 2003 as compared to 2002. Excluding the effects of the stock plan, as a percentage of revenues such costs remained constant during 2003 as compared to 2002.

        Restructuring charges amounted to $2.9 million in 2003 and $47.4 million in 2002. The 2003 amount is comprised of $3.4 million of new provisions associated with the elimination of positions, including severance, outplacement costs and other related costs relating to the 2003 and 2002 restructurings, partially offset by a credit of $0.5 million in facility realignment costs relating to the 2001 restructuring.

        The 2002 amount is comprised of a $2.2 million increase relating to the 2001 restructuring and $45.2 million of new provisions relating to the 2002 restructuring. Such charges include expenses associated with the elimination of positions, including severance, outplacement costs and other related costs, and facility realignment and for the 2002 restructuring includes the $32.5 million portion of a settlement with a vendor attributed to a reduction in required digital set top box commitments.

        Depreciation and amortization expense increased $165.1 million (27%) for 2003 as compared to 2002. The net increases resulted primarily from depreciation of new subscriber devices, headend upgrades and new plant assets, the write-off of certain fixed assets and costs of disposal of certain fixed assets.

Rainbow

        The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's Rainbow segment.

	Years Ended December 31,
	2003		2002
	Amount	% of Net Revenues	Amount	% of Net Revenues
		(dollars in thousands)
Revenues, net	$764,846	100%	$653,259	100%
Technical and operating expenses (excluding depreciation and amortization)	334,320	44	309,907	47
Selling, general and administrative expenses	301,408	39	256,164	39
Other operating income	(8,496)	(1)	—	—
Restructuring charges (credits)	(48)	—	(4,478)	(1)
Depreciation and amortization	102,216	13	70,417	11

Operating income (loss)	$35,446	5%	$21,249	3%

        Revenues, net for the year ended December 31, 2003 increased $111.6 million (17%) as compared to revenues for the prior year. Approximately $45.0 million of the increase was attributed to growth in programming network subscribers and rate increases, and approximately $51.3 million of the increase was due primarily to higher advertising revenue. In addition, a $15.3 million bad debt expense associated with Adelphia Communications was recorded in 2002 with no comparable expense in 2003.

        Technical and operating expenses (excluding depreciation and amortization) for the year ended December 31, 2003 increased $24.4 million (8%) compared to 2002. An increase of $17.9 million resulted from the write-down of certain film and programming contracts. The remaining net increase resulted from higher programming and production costs directly associated with the net increases in revenue discussed above. As a percentage of revenues, such costs decreased 3% during 2003 as compared to 2002.

        Selling, general and administrative expenses increased $45.2 million (18%) for 2003 compared to 2002. The net increase was comprised of an increase of $22.2 million in charges related to an employee stock plan, $14.7 million resulting from higher sales, marketing, advertising and other general and administrative cost increases and a $12.4 million increase resulting from costs associated with the investigation, partially offset by a decrease of $4.1 million in charges related to a long-term incentive plan. As a percentage of revenues, selling, general and administrative expenses remained constant in 2003 as compared to 2002. Excluding the effects of the stock plan, such expenses decreased 3% as a percentage of revenue during 2003 as compared to 2002.

        Other operating income of $8.5 million for the year ended December 31, 2003 resulted from the sale of trade accounts receivable from Adelphia Communications for which a reserve had previously been recorded.

        Restructuring credits of $4.5 million in 2002 is comprised of a reduction of $6.1 million in a facility lease obligation as a result of the Bravo transaction and a $1.6 million charge relating to the 2002 restructuring plan. Such charges include expenses associated with the elimination of positions, including severance, outplacement costs and other related costs, and facility realignment.

        Depreciation and amortization expense increased $31.8 million (45%) for the year ended December 31, 2003 when compared to 2002. An increase of approximately $28.9 million resulted from amortization of acquired intangibles and approximately $2.9 million resulted from depreciation of new fixed assets.

Madison Square Garden

        The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for Madison Square Garden.

	Years Ended December 31,
	2003		2002
	Amount	% of Net Revenues	Amount	% of Net Revenues
	(dollars in thousands)
Revenues, net	$771,986	100%	$789,677	100%
Technical and operating expenses (excluding depreciation and amortization)	567,870	74	530,787	67
Selling, general and administrative expenses	144,106	19	141,473	18
Other operating income	(497)	—	—	—
Restructuring charges	3,735	—	550	—
Depreciation and amortization	52,273	7	60,167	8

Operating income (loss)	$4,499	1%	$56,700	7%

        Revenues, net for the year ended December 31, 2003 declined $17.7 million (2%), as compared to revenues for the prior year. This net decrease is attributable to the following:

(dollars in millions)
Decreases from:
Lower MSG Networks revenues due mostly to lower affiliate fees and advertising revenues	$(22.4)
Corporate event in 2002 with no comparable event in 2003	(6.4)
Fewer events at Madison Square Garden and Radio City Music Hall	(4.6)
Lower Knicks regular season revenues mostly attributable to the team's share of lower league-wide television revenue	(4.0)
Other net decreases	(1.7)
Increases from:
Higher level of concerts and attractions held outside the Company's venues	10.2
Award show which took place in the MSG Arena in 2003 with no comparable event in 2002	5.1
Christmas Spectacular show at Radio City Music Hall, primarily increased attendance	6.1

$(17.7)

        Technical and operating expenses (excluding depreciation and amortization) for the year ended December 31, 2003 increased $37.1 million (7%) as compared to the prior year. These expenses were unfavorably impacted by an increase of $15.6 million due to adjustments made to luxury tax accruals payable to the National Basketball Association ("NBA"). In 2002, MSG recorded a credit reflecting the reversal of provisions recorded in prior periods for luxury tax expense as the NBA announced that there would be no luxury tax assessment for the 2001/2002 season. In 2003, MSG recorded a credit reflecting the reversal of a luxury tax provision attributable to a certain player who was previously waived due to a career ending injury. The remaining net increase is attributable to an increase in costs associated with events held outside the Company's venues of $9.8 million, higher provisions for luxury tax relating to the Knicks active roster of $9.4 million, higher team compensation of $8.8 million, an increase in costs associated with the award show which took place in the Arena at Madison Square Garden in 2003 of $5.3 million. These increases were partially offset by $11.8 million primarily due to the absence of the costs for the corporate event discussed above and fewer events at MSG and Radio City Music Hall, as well as lower provisions for certain player transactions, including luxury tax associated with season or career ending Knicks player injuries.

        Selling, general and administrative expenses for the year ended December 31, 2003 increased $2.6 million (2%) as compared to the prior year primarily due to a $12.2 million increase in charges related to an employee stock plan and a $7.7 million provision recorded for severance in 2003. These increases were substantially offset by a decrease in Madison Square Garden's proportionate share of expense related to Cablevision's long-term incentive plan, lower provisions for bonuses and sales commissions, as well as other cost savings across Madison Square Garden, aggregating $17.3 million.

        Other operating income of $0.5 million in 2003 resulted from the sale of trade accounts receivable from Adelphia Communications for which a reserve had been previously recorded.

        Restructuring charges of $3.7 million in 2003 primarily represent severance costs associated with the elimination of certain staff positions. Restructuring charges of $0.5 million in 2002 represent an additional charge recorded as a result of the final cost determination for benefits associated with the elimination of certain staff positions in 2001.

        Depreciation and amortization expense for the year ended December 31, 2003 decreased $7.9 million (13%) as compared to the prior year due primarily to lower amortization expense resulting from certain intangible assets becoming fully amortized.

Rainbow DBS

        The table below sets forth, for the periods presented, certain historical financial information for the Rainbow DBS segment.

	Year Ended December 31,
	2003	2002
Revenues, net	$—	$—
Technical and operating expenses (excluding depreciation and amortization)	39,792	—
Selling, general and administrative expenses	42,771	3,373
Depreciation and amortization	7,105	—

Operating loss	$(89,668)	$(3,373)

        Technical and operating expenses (excluding depreciation and amortization) for the year ended December 31, 2003 consisted of $26.6 million of costs to develop content for the VOOM high definition channels, $13.2 million of costs primarily related to the design of the receiver and operating the uplink facility and customer call center.

        Selling, general and administrative expenses for the year ended December 31, 2003 increased $39.4 million as compared to the prior year primarily due to the launch of the service in October 2003. The 2003 costs consist primarily of $16.4 million of marketing and subscriber acquisition costs, $26.0 million of general and administrative expenses including corporate overhead, field operations, information technology costs and consulting fees, and $0.4 million of stock plan and long-term incentive plan expenses. The 2002 costs consist primarily of general and administrative expenses including consulting costs associated with the development of the satellite asset in preparation for launch.

        Depreciation and amortization expense for the year ended December 31, 2003 of $7.1 million represents primarily depreciation of the satellite that was placed in service in October 2003.

CSC HOLDINGS, INC.

        The operations of CSC Holdings are identical to the operations of Cablevision, except for (i) interest expense of $85.0 million and related tax benefit of $35.1 million relating to $1.5 billion of Cablevision senior notes issued in April 2004 included in the Cablevision statement of operations and (ii) interest income of $3.8 million and related income tax expense of $1.6 million for the year ended December 31, 2003 included in CSC Holdings' consolidated statement of operations which is eliminated in Cablevision's consolidated statement of operations. In addition, prior to the implementation of Statement 150 on July 1, 2003, dividends attributable to the Series H and Series M Redeemable Exchangeable Preferred Stock of CSC Holdings were reported in minority interests in the consolidated financial statements of Cablevision. Dividends attributable to the Series A Exchangeable Participating Preferred Stock of CSC Holdings have been reported in minority interests in the consolidated financial statements of Cablevision. Refer to Cablevision's Management's Discussion and Analysis of Financial Condition and Results of Operations herein.

LIQUIDITY AND CAPITAL RESOURCES

Overview

        Cablevision has no operations independent of its subsidiaries. Our outstanding securities consist of Cablevision NY Group Class A and Cablevision NY Group Class B common stock and $1.5 billion in debt securities (see "Recent Events" below for a more detailed description of the securities). Funding for the debt service requirements of our debt securities is provided by our subsidiary operations, as permitted by the covenants governing subsidiary credit agreements and CSC Holdings' public debt securities, and we anticipate that sufficient cash distributions can be made to fund these requirements for the next twelve months. Funding for our subsidiaries is generally obtained through separate financial arrangements made available to the Restricted Group (as later defined), to our Rainbow business segment, and through cash on hand and cash flow from operations.

        CSC Holdings and those of its subsidiaries which conduct our cable television and high-speed data service operations as well as our commercial telephone and high-speed data service throughout the New York metropolitan area comprise the "Restricted Group" since they are subject to the covenants and restrictions of the $2.4 billion credit facility and the public debt issued by CSC Holdings. In 2004, the Restricted Group funded (i) requirements of the Telecommunications Services segment, (ii) requirements of certain Rainbow Media Holdings' programming businesses (primarily our fuse subsidiary and our regional news operations), and (iii) certain other general corporate requirements. In 2004, the Restricted Group also funded certain Rainbow DBS expenditures planned for, but not funded, during 2003. The Restricted Group may also make other investments from time to time as permitted under its credit facility.

        Rainbow National Services LLC ("RNS"), our wholly-owned subsidiary which owns the common equity interests in the Company's AMC, WE: Women's Entertainment and IFC programming operations, generates cash from operations and is the issuer of $800 million of senior and senior subordinated notes and the obligor on a $950 million senior secured credit facility entered into in August 2004. RNS' cash from operations and proceeds from borrowings available to it have provided funding to Rainbow DBS subject to the applicable covenants and limitations contained in RNS' financing agreements. Madison Square Garden's funding requirements have been primarily provided through cash from operations and borrowings under a $500 million credit facility. In March 2004, borrowings under the Madison Square Garden credit facility were repaid in full with proceeds from a $146.0 million equity contribution from Regional Programming Partners and the credit facility was terminated.

        The following table summarizes our outstanding debt and present value of capital leases as well as interest expense and capital expenditures as of and for the year ended December 31, 2004:

	Restricted Group	Rainbow National Services	Other Entities	Total
		(dollars in thousands)
Bank debt	$1,889,000	$600,000	$887	$2,489,887
Capital leases	5,943	3,036	62,584	71,563
Notes payable	—	—	150,000	150,000
Senior notes and debentures	4,193,626	297,938	1,500,000	5,991,564
Senior subordinated debentures	250,000	496,231	—	746,231
Collateralized indebtedness relating to stock monetizations	—	—	1,553,427	1,553,427
Total debt	$6,338,569	$1,397,205	$3,266,898	$11,002,672

Interest expense	$485,037	$41,639	$194,646	$721,322

Capital expenditures	$609,365	$1,003	$165,267	$775,635

        Total amounts payable by the Company and its subsidiaries in connection with its outstanding obligations during the five years subsequent to December 31, 2004 and thereafter, including capital leases and the value deliverable at maturity under monetization contracts, are as follows:

	Restricted Group	Rainbow National Services	Other Entities	Total
		(dollars in thousands)
2005	$4,602	$4,500	$642,213	$651,315
2006	1,890,028	6,000	1,031,971	2,927,999
2007	500,514	6,000	111,626	618,140
2008	500,000	6,000	36,648	542,648
2009	900,000	6,000	503,300	1,409,300
Thereafter	2,550,000	1,371,500	1,006,600	4,928,100

Total	$6,345,144	$1,400,000	$3,332,358	$11,077,502

Recent Events

        In January 2005, monetization contracts covering 1.9 million shares of our Charter Communications stock matured. We settled our obligations under the related collateralized indebtedness by delivering an equivalent number of Charter Communications shares and the cash proceeds from the related equity derivative contract that had previously been pledged to the bank counterparty. During 2005, monetization contracts covering 4.4 million shares of AT&T stock, 7.2 million shares of Comcast stock and 1.0 million shares of Adelphia stock also mature. The Company intends to settle such transactions by either delivering shares of the applicable stock and proceeds of the equity derivative contracts or delivering cash from the proceeds of a new monetization transaction.

        In February 2005, the Company announced it was restructuring its Regional Programming Partnership with various subsidiaries of News Corporation. Upon closing of the transaction, the Company will own 100% of Madison Square Garden and will no longer own interests in Fox Sports Ohio, Fox Sports Florida, National Sports Partners or National Advertising Partners. In addition, the $150 million notes payable to News Corporation will be contributed to Regional Programming Partnership for no additional consideration and will thereafter be cancelled without any payment being made on them.

        As a result, the Company will no longer consolidate the operating results or the assets and liabilities of Fox Sports Net Ohio and Fox Sports Net Florida. The net revenues and operating income of Fox Sports Net Ohio and Fox Sports Net Florida for the year ended December 31, 2004 aggregated approximately $172.4 million and $55.7 million, respectively. The operating results of these businesses include certain allocations of general and administrative costs from the Company that may not be eliminated upon the sale of these businesses and certain other intercompany related transactions which currently eliminate in our consolidated financial statements. The pro forma effects of this transaction will be reported in the period that the transaction is consummated. The amount of cash on hand at Fox Sports Net Ohio and Fox Sports Net Florida as of December 31, 2004 totaled $95 million and these entities had no indebtedness. Upon closing of the transaction, Fox Sports Net Ohio and Fox Sports Net Florida will be transferred with their respective cash on hand and such cash will no longer be consolidated on our balance sheet.

Issuance of Debt Securities

        In April 2004, Cablevision issued $1.0 billion face amount of 8.0% senior notes due 2012 and $500 million face amount of floating rate senior notes due 2009. The floating rate notes bear interest based on six month LIBOR plus 4.50%. The notes are unsecured and contain covenants similar to the covenants of CSC Holdings' outstanding senior public debt securities, including a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow (as defined in the indentures) of 9:1. Proceeds of the offerings, net of issuance costs, were invested in our CSC Holdings subsidiary through our purchase from CSC Holdings of its equity securities. In addition, in April 2004, CSC Holdings issued $500 million face amount of 6 3/4% senior notes due 2012. The proceeds, net of issuance costs, along with the net proceeds received as equity contributions from Cablevision, were used to repay bank borrowings temporarily. Approximately $1.8 billion was reborrowed to fund certain debt redemptions described below.

        In August 2004, RNS put in place a $950 million senior secured credit facility ($350 million of which is a revolving credit facility and $600 million of which is a term loan facility) and issued $300 million aggregate principal amount of 8 3/4% senior notes due 2012 and $500 million aggregate principal amount of 10 3/8% senior subordinated notes due 2014. Proceeds of the financings totaling $1,366.1 million were distributed to Rainbow Media Enterprises, Inc. (a wholly-owned subsidiary of Rainbow Media Holdings) which in turn distributed approximately $704.9 million to Rainbow Media Holdings to repay and terminate its credit facility and collateralize outstanding letters of credit. The balance of the cash is held by Rainbow Media Enterprises.

Redemption of Debt and Termination of Certain Securities

        In May 2004, CSC Holdings redeemed, at the relevant early redemption prices, its 11 3/4% Series H Redeemable Exchangeable Preferred Stock due 2007; its 11 1/8% Series M Redeemable Exchangeable Preferred Stock due 2008; its 9 7/8% Senior Subordinated Debentures due 2013; and, its 9 7/8% Senior Subordinated Debentures due 2023. The redemptions were completed at a total cash cost, including the applicable redemption premiums and accrued and unpaid dividends and interest, of $2.0 billion.

        In August 2004, CSC Holdings redeemed its Series A Preferred Stock held by Quadrangle Capital Partners LP for $150.3 million in cash funded with borrowings from the Restricted Group revolving credit facility.

        In October 2004, the Company received $213.6 million in cash in exchange for all 14.2 million shares it owned of AT&T Wireless common stock, representing the $15 share price paid in consideration of the merger between AT&T Wireless and Cingular Wireless LLC. The shares and resultant cash exchanged for such shares had previously been pledged in support of the repayment of the collateralized debt. As a result of that exchange, the Company's prepaid forward contracts relating to its shares of AT&T Wireless were terminated. The termination provisions under the prepaid forward contracts required the Company to repay the fair value of the collateralized indebtedness less the sum of the fair value of the underlying stock and equity collars. The Company recognized a loss on the extinguishment of debt of approximately $6.1 million representing the difference between the fair value and the carrying value of the collateralized indebtedness. At December 31, 2004, the Company had settled certain collateralized indebtedness with a fair value of $124.1 million by releasing to the counterparty cash proceeds from the related prepaid forward contract totaling $20.1 million and the cash from the merger transaction of $105.0 million, both of which had been pledged in settlement of the debt. The Company received the net difference of $1.0 million in cash.

        The remaining collateralized indebtedness related to the AT&T Wireless shares was settled in February 2005 and accordingly, the balance sheet at December 31, 2004 reflects the redemption value of the collateralized indebtedness of $116.5 million, the fair value of the prepaid forward contracts of

$8.9 million and restricted cash of $108.6 million. The Company received net cash proceeds of $1.0 million in February 2005 upon settlement of this obligation.

Suspension of Planned Spin-off of Rainbow Media Enterprises and Sale of Rainbow DBS Assets

        In December 2004, the Company announced it would no longer pursue the planned spin-off of Rainbow Media Enterprises in its previously proposed form and would instead pursue strategic alternatives for its Rainbow DBS business. In January 2005, the Company's Board of Directors authorized and directed the sale of the assets of Rainbow DBS and the shutdown of its business. On January 20, 2005, Rainbow DBS entered into a definitive agreement to sell its Rainbow 1 direct broadcast satellite and certain other related assets to a subsidiary of EchoStar Communications Corp. for $200 million in cash. This transaction is subject to the receipt of regulatory approvals. In February 2005, the Company signed a letter of intent under which VOOM HD, LLC, a new private company formed by certain holders of Cablevision Class B Common Stock, including Charles F. Dolan and Thomas C. Dolan, would acquire from the Company the business, assets and liabilities of the Company's Rainbow DBS satellite business not included in the Company's definitive agreement with EchoStar. The letter of intent between the Company and VOOM HD expired on February 28, 2005 without a definitive agreement being reached.

        Following the expiration of the letter of intent, the Company began shutting down the Rainbow DBS operations. In March 2005, the Company entered into an agreement with Charles F. Dolan and Thomas C. Dolan ("March 2005 Agreement") pursuant to which the parties agreed to work cooperatively to finalize the separation of Rainbow DBS from the Company. Cablevision has agreed that no new shutdown activities will be undertaken at Rainbow DBS during the term of the March 2005 Agreement. Charles F. Dolan has agreed to fund any Rainbow DBS expenditures above those that would have been incurred under a shutdown scenario. Charles F. Dolan is required to fund those expenditures by providing to the Company cash or shares of the Company's common stock in advance of the Company making any expenditures above those contemplated in the shutdown budget. Similarly, if Rainbow DBS makes any new commitments or other agreements, the Company will segregate cash or shares received from Charles F. Dolan to pay the costs associated with those actions. In March 2005, Charles F. Dolan deposited $10 million with the Company in accordance with the March 2005 Agreement.

        The March 2005 Agreement between the Company and Charles and Thomas Dolan terminates on March 31, 2005. Charles F. Dolan has the right to terminate the agreement before that date. Upon any termination, any cash or shares deposited by Charles F. Dolan that have not been used to fund costs or segregated to pay costs associated with new commitments or other agreements will be returned to him and the shutdown of Rainbow DBS will be implemented immediately. In the event of a shutdown, the Company anticipates incurring significant costs relating to early termination of various contracts, other contractual obligations, employee termination benefits and other costs. In the event of a shutdown, assuming the consummation of the Rainbow 1 sale to Echostar, the Company does not expect any material impact to its liquidity position.

Restricted Group

        As of December 31, 2004, our Restricted Group consisted of: CSC Holdings and all of its subsidiaries holding our cable operations, which encompassed approximately 2.96 million subscribers (including approximately 1.48 million digital video subscribers); our consumer high-speed data services operations, which encompassed approximately 1.35 million subscribers; and the commercial telephone and high-speed data services operations of Lightpath throughout the New York metropolitan area.

        The Restricted Group has a $2.4 billion revolving credit facility in place that matures on June 30, 2006. As of March 14, 2005, total borrowings outstanding were $1,959.4 million, including $53.4 million reserved for letters of credit, with a resulting undrawn commitment of $440.6 million. The credit facility is guaranteed by certain subsidiaries and contains several financial covenants, including a limitation on the ratios of debt to cash flow, cash flow to interest expense, and cash flow to debt service expense (all as defined in the credit agreement) and restrictions on the permitted use of borrowed funds that may limit our ability to utilize all of the undrawn funds available. In January 2005, the Restricted Group amended the permitted debt to cash flow ratio permitted under the credit facility. The amended covenant is 6.25 times through June 30, 2005, 5.75 times through December 31, 2005 and 5.50 times thereafter through June 30, 2006. The Restricted Group was in compliance with all of its financial covenants as of December 31, 2004.

        CSC Holdings, a member of the Restricted Group, has also issued senior and senior subordinated public debentures, which also contain financial and other covenants, though they are generally less restrictive than the covenants contained in the Restricted Group's credit facility. Principal covenants include a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow (as defined in the indentures) of 9:1 and limitations on dividends and distributions subject to an aggregate cap. There are no covenants, events of default, borrowing conditions or other terms in the Restricted Group's credit facility or in any of CSC Holdings' other debt securities that are based on changes in the credit ratings assigned by any rating agency.

        Sources of cash for the Restricted Group include primarily cash flow from the operations of the businesses in the Restricted Group and borrowings. In April 2004, the Restricted Group also received $1.5 billion in cash proceeds from the issuance of capital stock to Cablevision that it used to redeem certain outstanding securities described above. The Restricted Group's principal uses of cash include capital spending, in particular the capital requirements associated with the roll-out of its services such as digital video and Voice over Internet Protocol, debt service, including distributions made to Cablevision to service interest expense on its public debt securities, other corporate expenses and changes in working capital, as well as discretionary investments that it may fund from time to time. In addition, the Restricted Group contributed $237 million to Rainbow DBS during 2004. We currently expect that the net funding and investment requirements of the Restricted Group will be met with borrowings under the Restricted Group's existing bank credit facility and that the Restricted Group's available borrowing capacity under that facility will be sufficient to meet these requirements for the next twelve months.

        Cablevision's and CSC Holdings' future access to the public debt markets and the cost of any future debt issuances are also influenced by their credit ratings, which are provided by Moody's Investors Service and Standard & Poor's. In January 2005, Standard and Poor's affirmed the Company's credit ratings, removed all ratings from credit watch status, and assigned a "positive" outlook. In March 2005, Standard and Poor's lowered the outlook on the Company's ratings to "developing" and affirmed all of the Company's credit ratings. Any downgrade to the Cablevision and CSC Holdings credit ratings by either rating agency could increase the interest rate on future debt issuances and could adversely impact its ability to raise additional funds.

Rainbow Media Holdings

        Rainbow Media Holdings' $820 million credit facility was repaid and terminated on August 20, 2004 with a distribution from the proceeds of the RNS financing described below. On the same date, the commitment from a bank to provide up to $250 million of senior subordinated funding to Rainbow Media Holdings which was to be guaranteed by AMC, WE and IFC was also terminated.

Rainbow National Services

        On August 20, 2004, RNS entered into new debt financing arrangements totaling approximately $1,750 million in a combination of a senior secured credit facility totaling approximately $950 million

(comprised of a $600 million term loan and $350 million undrawn revolving credit facility), and senior and senior subordinated notes totaling approximately $800 million. Substantially all of the net proceeds of the new financings totaling approximately $1,366.1 million were distributed to Rainbow Media Enterprises, which in turn distributed $704.9 million to Rainbow Media Holdings to repay and terminate its credit facility and collateralize outstanding letters of credit. The balance of the cash was distributed to Rainbow Media Enterprises and will continue to be used to fund cash requirements of certain of its subsidiaries, including other programming subsidiaries, as well as certain expenditures of Rainbow DBS as described below. It may also be utilized to repay outstanding bank debt.

        The RNS credit facility is secured by the assets and common equity interests of AMC, WE and IFC and guaranteed by AMC, WE and IFC and Rainbow Programming Holdings, RNS's direct parent. The term loan requires amortization of 0.25% of the original outstanding balance per quarter beginning June 30, 2005 through March 31, 2011 and 23.50% of the original outstanding balance for each quarter thereafter through its maturity date. Outstanding borrowings under the facility were $600 million as of March 14, 2005, resulting in undrawn revolver commitments of $350 million. Financial covenants include (i) a maximum total leverage ratio of 6.75 times cash flow (as defined based on the combined cash flows of AMC, WE and IFC) through December 31, 2006 with reductions thereafter, (ii) a maximum senior leverage of 5.0 times cash flow, reducing to 4.75 times on October 1, 2005 with further reductions thereafter, and (iii) minimum ratios for cash flow to interest expense and cash flow to debt service. Additional covenants include limitations on liens, additional indebtedness and distributions. Permitted distributions include (i) up to $150 million annually, with a cumulative limit of $600 million, to fund Rainbow DBS, and (ii) up to $50 million annually, with a cumulative limit of at $200 million, for other general purposes, and (iii) subject to maintaining a maximum ratio of total debt to cash flow of 5.0 times, distributions of up to $300 million from the proceeds of permitted future debt offerings. RNS was in compliance with all of its financial covenants as of December 31, 2004.

        RNS's notes offerings consisted of $300 million face amount of 8 3/4% senior notes due September 1, 2012, and $500 million face amount of 10 3/8% senior subordinated notes due September 1, 2014. Net proceeds from these offerings totaled $775.9 million. These issuances are guaranteed by substantially all of RNS's subsidiaries. Principal covenants include limitations on additional indebtedness, including a maximum ratio of total indebtedness to cash flow (as defined in the indentures) of 7.0 times, reducing to 6.0 times after January 1, 2009, limitations on distributions and limitations on the ability to incur liens (as per the terms of the senior notes indenture).

        Although the debt service requirements of the new financings are significant, RNS's cash flow from operations (net of the debt service requirements) is expected to be sufficient to fund its commitments for the next twelve months.

        RNS's future access to the debt markets and the cost of any future debt issuances are also influenced by its credit ratings, which are provided by Moody's Investors Service and Standard & Poor's. In August 2004, Moody's and Standard & Poor's assigned ratings to RNS's senior secured credit facility and senior and senior subordinated notes. In January 2005, Standard and Poor's affirmed RNS's credit ratings, removed all ratings from credit watch status, and assigned a "positive" outlook. In March 2005, Standard and Poor's lowered the outlook on RNS's ratings to "developing" and affirmed all of RNS's credit ratings. Any future downgrade to RNS's credit ratings by either rating agency could increase the interest rate on future debt issuances and could adversely impact RNS's ability to raise additional funds.

Madison Square Garden

        Madison Square Garden's primary source of liquidity has been cash flow from operations and its $500 million revolving credit facility. This facility was terminated in March 2004 with proceeds from a $146 million equity contribution from Regional Programming Partners.

        Madison Square Garden's funding requirements for the next twelve months will be met by its cash on hand and cash from operations, and/or intercompany loans or equity contributions from Regional Programming Partners or borrowings under any new bank credit facilities that may be entered into by Madison Square Garden or Regional Programming Partners, although there can be no assurance that such new facility can be obtained or obtained on acceptable terms.

        Madison Square Garden has submitted a letter to the New York City Metropolitan Transit Authority ("MTA") expressing Madison Square Garden's preliminary interest in acquiring the development rights over the MTA's Hudson Rail Yards property for an aggregate purchase price of $600 million. Madison Square Garden expects to submit a formal response to the MTA's request for proposals on March 21, 2005. If Madison Square Garden is awarded the development rights, it will require substantial amounts of funding. Such funds may be provided by cash on hand at Madison Square Garden and/or its affiliates, debt financing arrangements entered into by Madison Square Garden, equity contributions from Madison Square Garden affiliates including CSC Holdings (the Restricted Group) or from new equity partners.

        The plans for the renovation of the Madison Square Garden arena are not yet finalized and it is not expected to require significant funding during the next twelve months.

Rainbow DBS

        Rainbow DBS business launched its service in October 2003 and has significant cash requirements. Funding needs for Rainbow DBS in 2004 totaled approximately $462 million, $237 million of which was funded by borrowings under the Restricted Group credit facility and the balance by indebtedness incurred at Rainbow Media Holdings and RNS. Rainbow DBS's cash requirements for January and February of 2005 have been provided from cash on hand at Rainbow Media Enterprises.

        Rainbow DBS entered into a satellite procurement contract covering five Ka-band satellites with Lockheed Martin in November 2004. The construction cost under the contract is approximately $740 million, subject to certain adjustments. This amount excludes launch costs. Rainbow DBS has the right to terminate this contract prior to November 21, 2005 without penalty. If the contract is terminated subsequent to that date, Rainbow DBS would be required to make a termination payment, which at December 31, 2005 would not be significant. Milestone payments scheduled to be made in 2005 aggregate $50.9 million. However, milestone payments would cease upon termination of the contract. The Company currently expects to transfer this obligation to an entity that is not part of the Company or terminate the contract in connection with a shutdown of the Rainbow DBS operations.

        In February 2005, the Company signed a letter of intent under which VOOM HD, LLC, a new private company formed by certain holders of Cablevision Class B Common Stock, including Charles F. Dolan and Thomas C. Dolan, would acquire from the Company the business, assets and liabilities of the Company's Rainbow DBS satellite business not included in the Company's definitive agreement with EchoStar. The letter of intent between the Company and VOOM HD expired on February 28, 2005 without a definitive agreement being reached. Following the expiration of the letter of intent, the Company began shutting down the Rainbow DBS operations. In March 2005, we entered into an agreement with Charles F. Dolan and Thomas C. Dolan, pursuant to which the parties agreed to work cooperatively to finalize the separation of Rainbow DBS from Cablevision. The agreement allows Rainbow DBS to remain in operation and to continue to provide its VOOM service to subscribers while Charles and Thomas Dolan seek to arrange an alternate transaction that would avoid a shutdown of Rainbow DBS. For the period from March 1 through March 31, 2005, Charles Dolan has agreed to fund any costs incurred by Rainbow DBS above those that would have been incurred if the Company had shut down the business as of February 28, 2005. Charles F. Dolan is required to fund those expenditures by providing to the Company cash or shares of the Company's common stock in advance of the Company making any expenditures above those contemplated in the shutdown budget. If shares are delivered, the cash expenditures shall be paid out of cash balances at Rainbow Media Enterprises. In March 2005, $10 million in cash was delivered to the Company as an initial deposit to cover such funding requirements in accordance with the March 2005 Agreement. The agreement between the Company and Charles and Thomas Dolan terminates on March 31, 2005. Charles F. Dolan will have the right to terminate the agreement before that date. Upon any termination, any cash or shares deposited by Charles F. Dolan that have not been used to fund costs or segregated to pay costs associated with new commitments or other agreements will be returned to him and the shutdown of Rainbow DBS will be implemented immediately. In the event of a shutdown, the Company anticipates incurring significant costs relating to early termination of various contracts, other contractual obligations, employee termination benefits and other costs. In the event of a shutdown, assuming the consummation of the Rainbow 1 sale to EchoStar, the Company does not expect any material impact to its liquidity position.

CASH FLOW DISCUSSION

Operating Activities

        Net cash provided by operating activities amounted to $612.0 million for the year ended December 31, 2004 compared to $453.9 million for the year ended December 31, 2003. The 2004 cash provided by operating activities resulted primarily from $767.6 million of income before depreciation and amortization and non-cash items, a $52.0 million increase in accrued interest, a $130.0 million increase in feature film rights payable and a $10.5 million increase in accounts payable. Partially offsetting these increases were decreases in cash resulting from a $258.4 million increase in feature film inventory resulting from new film licensing agreements, a $53.9 million increase in current and other assets and a $35.8 million decrease in accrued and other liabilities.

        Net cash provided by operating activities amounted to $453.9 million for the year ended December 31, 2003 compared to $405.9 million for the year ended December 31, 2002. The 2003 cash provided by operating activities resulted primarily from $613.7 million of income before depreciation and amortization and non-cash items, a $145.2 million decrease in accounts receivable from affiliates and a $87.1 million increase in feature film rights payable. Partially offsetting these increases were decreases in cash resulting from a $191.7 million increase in feature film inventory, a $109.7 million decrease in accounts payable, a $71.1 million increase in current and other assets and a $19.6 million decrease in accrued and other liabilities.

        The 2002 cash provided by operating activities resulted primarily from $594.5 million of income before depreciation and amortization and non-cash items, a $41.8 million increase in feature film rights payable, and a $36.9 million increase in accounts payable. Partially offsetting these increases were decreases in cash resulting from a $120.5 million increase in feature film inventory, a $41.4 million decrease in accrued and other liabilities, a $87.5 million increase in accounts receivable from affiliates, and a $17.9 million increase in current and other assets.

Investing Activities

        Net cash used in investing activities for the year ended December 31, 2004 was $877.1 million compared to $618.0 million for the year ended December 31, 2003. The 2004 investing activities consisted of $775.6 million of capital expenditures, an $84.7 million payment for the acquisitions of our interest in DTV Norwich and its acquisition of FCC licenses to provide multichannel video distribution and data service, $35.8 million increase in restricted cash and other net cash payments of $11.1 million, partially offset by $30.1 million received in connection with Northcoast Communications' sale of PCS licenses, representing the release of funds held in escrow.

        Net cash used in investing activities for the year ended December 31, 2003 was $618.0 million compared to $1,339.5 million for the year ended December 31, 2002. The 2003 investing activities consisted of $888.4 million of capital expenditures and $179.7 million of payments for acquisitions, partially offset by net cash distributions from equity investees of $443.4 million and other net cash proceeds of $6.7 million.

        Net cash used in investing activities for the year ended December 31, 2002 was $1,339.5 million and consisted of $1,320.7 million of capital expenditures and other net cash payments of $18.8 million.

Financing Activities

        Net cash provided by financing activities amounted to $805.2 million for the year ended December 31, 2004 compared to $398.1 million for the year ended December 31, 2003. In 2004, the Company's financing activities consisted primarily of $2,793.9 million of proceeds from the issuance of senior notes, net bank debt proceeds of $132.8 million and $7.3 million from the issuance of common stock, partially offset by payments of $1,694.6 million for the redemption of CSC Holdings' Series H and Series M Redeemable Preferred Stock and its Series A Exchangeable Participating Preferred Stock, $350.0 million to redeem CSC Holdings' 9 7/8% senior subordinated debentures, $70.1 million of deferred financing costs and other net cash payments of $14.1 million.

        Net cash provided by financing activities amounted to $398.1 million for the year ended December 31, 2003 compared to $983.6 million for the year ended December 31, 2002. In 2003, the Company's financing activities consisted primarily of proceeds from collateralized indebtedness of $330.7 million, net bank debt proceeds of $271.3 million and proceeds from the issuance of preferred stock of $75.0 million, partially offset by repayment of a note to MGM of $250.0 million and other net cash payments of $28.9 million.

        Net cash provided by financing activities amounted to $983.6 million for the year ended December 31, 2002. In 2002, the Company's financing activities consisted primarily of $1,079.1 million of net bank debt proceeds, partially offset by other net cash payments of $95.5 million.

Discontinued Operations

        The net effect of discontinued operations on cash was $33.0 million and $32.1 million for the years ended December 31, 2003 and 2002, respectively.

Commitments and Contingencies

        The following table summarizes our contractual obligations and off-balance sheet commitments as of December 31, 2004:

	2005	2006–07	2008–09	Thereafter	Total
	(dollars in thousands)
Debt obligations	$635,802	$3,524,664	$1,912,000	$4,921,500	$10,993,966
Feature film obligations	106,386	150,837	90,295	117,077	464,595
Capital leases	15,513	21,475	39,948	6,600	83,536

	$757,701	$3,696,976	$2,042,243	$5,045,177	$11,542,097

Off balance sheet:
Restricted Group:
Operating leases	$46,372	$86,683	$77,639	$124,077	$334,771
Contractual commitments	97,911	7,094	129	—	105,134
Letters of credit	73	53,302	—	—	53,375
Guarantees	2,728	17,626	—	—	20,354

	147,084	164,705	77,768	124,077	513,634

Other Entities:
Contractual commitments(1)	379,909	510,499	331,333	1,197,808	2,419,549
Operating leases	57,534	116,582	110,534	435,146	719,796
Letters of credit	300	19,800	1,212	—	21,312

	437,743	646,881	443,079	1,632,954	3,160,657

	$584,827	$811,586	$520,847	$1,757,031	$3,674,291

(1)
Approximately $60,919 of commitments relating primarily to certain sports teams' and broadcast personnel have been accrued at December 31, 2004.

        The above table does not include amounts owed to Loral Space and Communications of $44.1 million payable from a percentage of future revenues of Rainbow DBS, if any, or from any future sale of all or part of the interests in or assets of Rainbow DBS in connection with Rainbow Media Holdings' acquisition of Loral Space and Communications' interest in Rainbow DBS (see Note 3 of Cablevision's consolidated financial statements).

        The above table does not include the amounts due pursuant to the agreement entered into by Rainbow DBS with Lockheed Martin for the construction of five Ka-band satellites at a cost of $740 million, as Rainbow DBS has the right to terminate this contract prior to November 21, 2005 without penalty. If the contract is terminated subsequent to that date, Rainbow DBS would be required to make a termination payment, which at December 31, 2005 would not be significant. Milestone payments scheduled to be made in 2005 aggregate $50.9 million. However milestone payments would cease upon termination of the contract.

Restricted Group

        The Restricted Group's outstanding guarantees of $20.4 million consist primarily of guarantees by CSC Holdings in favor of certain financial institutions in respect of ongoing interest expense obligations and potential early termination events in connection with the monetization of the Company's holdings of Charter Communications, General Electric, and Adelphia Communications common stock. Amounts payable under such monetization guarantees are estimated as of a particular point in time by the financial institution counterparty and are based upon the current price of the underlying common stock and various other assumptions, including stock market volatility and prevailing interest rates. Such guaranteed amounts approximate the fair value of the monetization indebtedness less the sum of the fair values of the underlying stock and the equity collar as reflected in the Company's accompanying consolidated balance sheet.

        The Restricted Group's letters of credit outstanding of $53.4 million consist primarily of letters of credit obtained by CSC Holdings in favor of insurance providers and certain governmental authorities for the Telecommunications Services segment.

        Contractual commitments attributable to the Restricted Group in the table above represent primarily minimum purchase requirements incurred in the normal course of its operations. The Restricted Group's minimum operating lease payments represent primarily future payment commitments resulting from the Company's non-cancelable leases of certain office space and, through 2009, rental space on utility poles, used in its distribution of services.

Other Entities

        The dollar amounts reflected under the heading "Contractual Commitments" for our subsidiaries that are not included in the Restricted Group consist primarily of the following: (i) long-term rights agreements which provide Madison Square Garden and other regional sports networks with exclusive broadcast rights to certain live sporting events in exchange for minimum contractual payments, and (ii) commitments under employment agreements with professional sports teams personnel and players of Madison Square Garden, which provide for payments that are guaranteed regardless of employee injury or termination (certain of these payments are covered by disability insurance if certain conditions are met).

        In addition to the above amounts, Madison Square Garden may also be obligated to pay the National Basketball Association ("NBA") a luxury tax each year pursuant to the NBA/NBPA Collective Bargaining Agreement, which is in effect through June 30, 2005. The ultimate calculation of any amount due would be based on a formula established by the agreement. If the luxury tax is in effect for a given season, to the extent the Knicks' salary (as defined) exceeds the luxury tax "trigger," a tax will be due to the NBA. The Company anticipates that a luxury tax will not be payable to the NBA for the 2004/2005 season.

        Operating lease commitments represent primarily future minimum payment obligations on various long-term, noncancelable leases for office and storage space and lease commitments for Radio City Music Hall and Clearview Cinemas.

Obligations Under Derivative Contracts

        To manage interest rate risk, we have entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or convert fixed rate borrowings to variable rates to provide an economic hedge against the risk of higher borrowing costs in a declining interest rate environment. We do not enter into interest rate swap contracts for speculative or trading purposes and have only entered into transactions with counterparties that are rated investment grade. All of our interest rate derivative contracts are entered into by CSC Holdings and are thus attributable to the Restricted Group; all such contracts are carried at their current fair market values on our consolidated balance sheet, with changes in value reflected in the consolidated statement of operations.

        As of December 31, 2004, the notional value of all such contracts was $450 million and the fair value of these derivative contracts was $4.1 million, a net liability position. For the year ended

December 31, 2004, we recorded a net gain on interest swap contracts of $2.0 million, as detailed in the table below:

Fair Market Value of Interest Rate Derivative Contracts
(dollars in thousands)
Fair market value as of December 31, 2004, a net liability position	$(4,051)
Less: fair market value as of December 31, 2003	(349)

Change in fair market value, net	(3,702)
Plus: realized gain from cash interest income	5,751

Net gain on interest rate swap contracts	$2,049

        We have also entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of AT&T, Comcast, Charter Communications, General Electric, Leapfrog and 1.0 million shares of our Adelphia Communications common stock. These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share, while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price. In the event of an early termination of any of these contracts, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date. The following table details our estimated early termination exposure as of December 31, 2004:

	AT&T	Comcast	Charter	General Electric	Adelphia	Total*
	(dollars in thousands)
Collateralized indebtedness (carrying value)	$(311,211)	$(502,158)	$(251,814)	$(314,029)	$(39,935)	$(1,419,147)

Collateralized indebtedness (fair value estimate)	(321,294)	(515,951)	(256,782)	(314,166)	(39,935)	(1,448,128)
Derivative contract	151,582	63,062	214,723	(112,513)	38,678	355,532
Investment securities pledged as collateral	168,723	476,517	25,028	465,084	389	1,135,741

Net excess (shortfall)	(989)	23,628	(17,031)	38,405	(868)	43,145
Value of prepaid swaps with cross-termination rights	(6,472)	(10,930)	—	—	—	(17,402)

Net excess (shortfall) including prepaid swaps	$(7,461)	$12,698	$(17,031)	$38,405	$(868)	$25,743

*
Excludes Leapfrog monetization contract which is not expected to generate a shortfall due to the prepayment of interest and the AT&T Wireless contracts that were terminated in October 2004.

        The underlying stock and the equity collars are carried at fair market value on our consolidated balance sheet and the collateralized indebtedness is carried at its accreted value. At maturity, the contracts provide for the option to deliver cash or shares of General Electric, Charter Communications, Adelphia Communications, AT&T, Comcast, or Leapfrog stock (as the case may be), with a value determined by reference to the applicable stock price at maturity.

        See "Item 7A Quantitative and Qualitative Disclosures About Market Risk" for information on how we participate in changes in the market price of the stocks underlying these derivative contracts.

        All of our monetization transactions are obligations of our wholly-owned subsidiaries that are not part of the Restricted Group; however, in the General Electric, Adelphia Communications and Charter

Communications transactions, CSC Holdings provided guarantees of the subsidiaries' ongoing interest expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements). The guarantee exposure approximates the net sum of the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and the equity collar. All of our equity derivative contracts are carried at their current fair market value on our consolidated balance sheet with changes in value reflected in the consolidated statement of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings. As of December 31, 2004, the fair value of our equity derivative contracts was $371.9 million, a net receivable position. For the year ended December 31, 2004, we recorded a net loss on all outstanding equity derivative contracts of $132.9 million attributable to changes in market conditions during the period, primarily driven by higher stock prices of several of the underlying securities, as well as the termination of the AT&T Wireless equity derivative contracts. We also recorded a gain on our holdings of the underlying stocks of $135.6 million for the year ended December 31, 2004, as shown in the following table:

Fair Market Value of Equity Derivative Contracts
(dollars in thousands)
Fair market value as of December 31, 2003	$524,895
Change in fair market value, net	(132,940)
Redemption of contracts	(20,099)

Fair market value as of December 31, 2004	$371,856

Gain on underlying stock positions due to changes in prevailing market conditions, net	$135,649

        In 2001, in connection with certain monetization contracts, CSC Holdings entered into prepaid interest rate swaps with a notional contract value of $1,115.0 million. These contracts require CSC Holdings to pay floating rates of interest in exchange for receipt of fixed rate payments, the net present value of which was paid to CSC Holdings at the inception of the transaction in a total cash amount of $239.3 million. These swaps have maturities in 2005 and 2006 that coincide with the related prepaid equity forward maturities. Certain contracts provide for early termination of the prepaid interest rate swap in the event of an early termination of the related prepaid equity forward.

        All of our prepaid interest rate swaps are carried at their current fair market values on our consolidated balance sheet with changes in value reflected in the consolidated statement of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings. As of December 31, 2004, the fair value of our prepaid interest rate derivative contracts was $47.3 million, a net liability position. For the year ended December 31, 2004, we recorded a net loss on such derivative contracts of $2.7 million as detailed below:

Fair Market Value of Prepaid Interest Rate Derivative Contracts
(dollars in thousands)
Fair market value as of December 31, 2004	$(47,314)
Less: fair market value at December 31, 2003	(65,753)

Change in fair market value, net	18,439
Plus: realized loss resulting from net cash payments	(21,145)

Net loss on prepaid interest rate swap contracts	$(2,706)

        In connection with the issuance of the Series A preferred stock to Quadrangle, CSC Holdings entered into an agreement with Quadrangle which granted Quadrangle the right to require CSC Holdings to purchase the preferred stock ("put option") for cash or through the issuance of registered equity securities of Cablevision, at CSC Holdings' option. The exchange right and the put option had been accounted for as a derivative. In October 2003, Quadrangle exercised its put option to require

CSC Holdings to purchase all of its Series A preferred stock. The parties entered into an agreement that the put price was $150.3 million. The put price was paid in cash by CSC Holdings in August 2004.

        The change in the fair value of the exchange right and put option of $31.7 million for the year ended December 31, 2004 has been reflected as a loss on derivative contracts in the Company's consolidated statement of operations.

Related Party Transactions

        We hold a 49.9% voting interest and certain preferential distribution rights in Northcoast Communications. Northcoast Communications is controlled by John Dolan, a nephew of Charles F. Dolan and a cousin of James L. Dolan, the Company's Chairman and Chief Executive Officer, respectively. The operations of Northcoast Communications were not consolidated with those of the Company at December 31, 2003, however, pursuant to FIN 46R, Northcoast Communications was consolidated beginning March 31, 2004.

        In May 2003, Northcoast Communications completed its sale of PCS licenses to Verizon Wireless for approximately $763.0 million in cash. Of the proceeds, approximately $51.0 million was used by Northcoast Communications to retire debt. The remaining proceeds, after payment of expenses, were distributed to the partners of Northcoast Communications, including the Company. Our share of the proceeds was approximately $651.0 million. All of the funds we received were used to repay bank debt under our Restricted Group credit facility.

        Vendor financing for Northcoast Communications' Cleveland operation consisted of a $75 million credit facility at its Cleveland PCS, LLC subsidiary. This facility had no recourse to us or to Northcoast Communications, other than pursuant to a pledge by Northcoast Communications of the stock of Cleveland PCS and a guarantee of the payment by Northcoast Communications and Cablevision of the FCC indebtedness of the Cleveland PCS subsidiary which held the Cleveland license. In March 2004, Northcoast Communications agreed to sell its Cleveland PCS business to an unaffiliated entity. The sale of Cleveland PCS was consummated in July 2004. As of December 31, 2004, both the FCC indebtedness and the obligations of Cleveland PCS under the vendor financing were satisfied. The Company's investment in Northcoast Communications was zero at December 31, 2004.

        Fox Sports Net Ohio and Cleveland Indians Baseball Club Limited Partnership (the "Indians") are parties to a multi-year rights agreement under which Fox Sports Net Ohio pays license fees to the Indians in exchange for telecast rights to substantially all regular season Indians games. The Indians are owned by (i) Lawrence Dolan, a brother of Charles F. Dolan, the Company's Chairman, (ii) a trust, the beneficiaries of which are Lawrence Dolan and certain descendants of Lawrence Dolan, and (iii) certain other trusts, the beneficiaries of which are certain descendants of Charles F. Dolan, including James L. Dolan, the Company's Chief Executive Officer, and Thomas C. Dolan and Patrick F. Dolan, officers of the Company and brothers of James L. Dolan and a trust whose discretionary beneficiaries include Brian Sweeney, son-in-law of Charles F. Dolan, brother-in-law of James L. Dolan and a director. Management control of the Indians is held by Lawrence Dolan.

        In February 2005, the Company signed a letter of intent under which VOOM HD, LLC, a new private company formed by certain holders of Cablevision Class B Common Stock, including Charles F. Dolan and Thomas C. Dolan, would acquire from the Company the business, assets and liabilities of the Company's Rainbow DBS satellite business not included in the agreement with EchoStar. The letter of intent between the Company and VOOM HD expired on February 28, 2005 without a definitive agreement being reached.

        In March 2005, the Company entered into an agreement with Charles F. Dolan and Thomas C. Dolan pursuant to which the parties agreed to work cooperatively to finalize the separation of Rainbow DBS from the Company. Cablevision has agreed that no new shutdown activities will be undertaken at

Rainbow DBS during the term of the agreement. Charles F. Dolan has agreed to fund any Rainbow DBS expenditures above those that would have been incurred under a shutdown scenario. Charles F. Dolan is required to fund those expenditures by providing to the Company cash or shares of the Company's common stock in advance of the Company making any expenditures above those contemplated in the shutdown budget. Similarly, if Rainbow DBS makes any new commitments or other agreements, the Company will segregate cash or shares received from Charles F. Dolan to pay the costs associated with those actions. In March 2005, Charles F. Dolan deposited $10 million with the Company in accordance with the agreement. The agreement will terminate on March 31, 2005. Charles F. Dolan has the right to terminate the agreement before that date. Upon any termination, any cash or shares deposited by Charles F. Dolan that have not been used to fund costs or segregated to pay costs associated with new commitments or other agreements will be returned to him and the shutdown of Rainbow DBS will be implemented immediately.

Recently Issued Accounting Standards

        In September 2004, the SEC staff issued Topic D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill, which requires the direct method of separately valuing all intangible assets and does not permit goodwill to be included in franchise assets. Topic D-108 requires the application of the direct value method to such assets acquired in business combinations completed after September 29, 2004. Further, for registrants who have applied the residual method to the valuation of intangible assets for purposes of impairment testing, such registrants should perform an impairment test using a direct value method for all intangible assets that were previously valued using the residual method by no later than the beginning of their first fiscal year beginning after December 15, 2004. Impairments recognized upon application of Topic D-108 should be reported as a cumulative effect of a change in accounting. The Company currently uses the direct value method for purposes of impairment testing of its indefinite-lived intangibles and therefore the adoption of Topic D-108 had no impact on the Company's financial position or results of operations.

        In September 2004, the EITF reached a consensus regarding Issue No. 04-1, Accounting for Preexisting Relationships Between the Parties to a Business Combination. EITF 04-1 requires an acquirer in a business combination to evaluate any preexisting relationship with the acquiree to determine if the business combination in effect contains a settlement of the preexisting relationship. A business combination between parties with a preexisting relationship should be viewed as a multiple element transaction. EITF 04-1 is effective for business combinations after October 13, 2004, but requires goodwill resulting from prior business combinations involving parties with a preexisting relationship to be tested for impairment by applying the guidance in the consensus in impairment tests performed after October 13, 2004. The application of the provisions of EITF 04-1 had no impact on the Company's financial position or results of operations in 2004..

        In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. Statement 153 addresses the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Statement 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of Statement 153 will be adopted for all nonmonetary exchanges initiated after July 1, 2005 and therefore had no impact to the consolidated financial statements for the year ended December 31, 2004.

        In December 2004, the FASB issued a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement No. 123R). Statement No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance and it establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. Statement No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Statement No. 123R is effective for public entities as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company will be required to apply the provisions of Statement No. 123R beginning with its fiscal quarter commencing on July 1, 2005, and therefore the Statement had no impact to the consolidated financial statements for the year ended December 31, 2004. The Company has not yet determined the method of adoption or the effect that the adoption will have on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company is exposed to market risks from changes in certain equity security prices and interest rates. Our exposure to changes in equity security prices stems primarily from the Comcast, AT&T, Charter Communications, General Electric, Leapfrog Enterprises and Adelphia Communications common stock held by us. We have entered into prepaid forward contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities other than 9.8 million shares of Adelphia Communications common stock. These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share, while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price. The contracts' actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed. The contracts' actual cap prices vary depending on the maturity and terms of each contract, among other factors. In the event of an early termination of any of these contracts, we would be obligated to repay the collateralized indebtedness less the sum of the fair value of the underlying stock and the fair value of the equity collar, calculated at the termination date. The underlying stock and equity collars are carried at fair value on our consolidated balance sheet and the collateralized indebtedness is carried at its accreted value.

        As of December 31, 2004, the fair value and the carrying value of our holdings of Comcast, AT&T, Charter Communications, General Electric, Leapfrog and Adelphia Communications common stock aggregated $1,150 million. Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $115.0 million. As of December 31, 2004, the net fair value and the carrying value of the equity collar component of the prepaid forward contracts entered into to hedge the equity price risk of these securities aggregated $371.9 million, a net receivable position.

        The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for each security monetized via a prepaid forward contract are summarized in the following table:

				Cap Price (b)
Security	# of Shares Deliverable		Hedge Price per Share (a)
		Maturity		Low	High
Comcast	7,159,205 7,159,206	2005 2006	$35.90–$38.47	$46.62	$63.91
AT&T	4,426,093 4,426,093	2005 2006	$34.39–$42.08	$44.71	$61.21
Charter Communications (c)	1,862,229 5,586,687 3,724,460	2005 2006 2007	$22.35–$22.92	$32.24	$38.33
General Electric	12,742,033	2006	$23.14–$25.67	$27.76	$30.81
Adelphia Communications	1,010,000	2005	$39.04–$40.04	$62.57	$63.57
Leapfrog	800,000	2007	$23.55–$24.55	$29.87	$30.87

(a)
Represents the price below which we are provided with downside protection and above which we retain upside appreciation. Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.

(b)
Represents the price up to which we receive the benefit of stock price appreciation.

(c)
On January 19, 2005, monetization contracts covering 1.9 million shares of the Company's Charter Communications stock matured. The Company settled its obligations under the related collateralized indebtedness by delivering an equivalent number of Charter Communications shares and the cash proceeds from the related equity derivative contract that had previously been pledged to the bank counterparty.

        In October 2004, the Company received $213.6 million in cash in exchange for all 14.2 million shares it owned of AT&T Wireless common stock, representing the $15 share price paid in consideration of the merger between AT&T Wireless and Cingular Wireless LLC. The shares and resultant cash exchanged for such shares had previously been pledged in support of the repayment of the collateralized debt. As a result of that exchange, the Company's prepaid forward contracts relating to its shares of AT&T Wireless were terminated. The termination provisions under the prepaid forward contracts required the Company to repay the fair value of the collateralized indebtedness less the sum of the fair value of the underlying stock and equity collars. The Company recognized a loss on the extinguishment of debt of approximately $6.1 million representing the difference between the fair value and the carrying value of the collateralized indebtedness. At December 31, 2004, the Company had settled certain collateralized indebtedness with a fair value of $124.1 million by releasing to the counterparty cash proceeds from the related prepaid forward contract totaling $20.1 million and the cash from the merger transaction of $105.0 million both of which had been pledged in settlement of the debt. The Company received the net difference of $1.0 million in cash.

        The remaining collateralized indebtedness related to the AT&T Wireless shares was settled in February 2005 and accordingly, the balance sheet at December 31, 2004 reflects the redemption value of the collateralized indebtedness of $116.5 million, the fair value of the prepaid forward contracts of $8.9 million and restricted cash of $108.6 million. The Company received net cash proceeds of $1.0 million in February 2005 upon settlement of this obligation.

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

        Fair Value of Debt:    Based on the level of interest rates prevailing at December 31, 2004, the fair value of our fixed rate debt of $8,168.3 million exceeded the carrying value of $7,665.9 million by approximately $502.4 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus approximate fair value. The effect of a hypothetical 100 basis point decrease in interest rates prevailing at December 31, 2004 would increase the estimated fair value of our fixed rate debt by approximately $347.4 million to $8,515.7 million. This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

        Interest Rate Derivative Contracts:    As of December 31, 2004, we had outstanding interest rate swap contracts to convert fixed rate debt to floating rate debt covering a total notional principal amount of $450.0 million. As of December 31, 2004, the fair market value and carrying value of these interest rate swap contracts was approximately $4.1 million, a net liability position, as reflected under derivative contracts in our consolidated balance sheet. Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from December 31, 2004 prevailing levels would increase our liability under these contracts to $16.6 million.

        In addition, we had outstanding prepaid interest rate swap contracts with a notional value of $1,115.0 million entered into in connection with our monetization transactions. As of December 31, 2004, such contracts had a fair market value and carrying value of $47.3 million, a net liability position, reflected as liabilities under derivative contracts in our consolidated balance sheet. Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from December 31, 2004 prevailing levels would increase our liability under these derivative contracts by approximately $9.9 million to a liability of $57.2 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        For information required by Item 8, refer to the Index to Financial Statements on page 100.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Management's Report on Internal Control Over Financial Reporting

        The Company's management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance to the Company's management and board of directors regarding the reliability of financial reporting and the preparation of the Company's external financial statements, including estimates and judgments, in accordance with accounting principles generally accepted in the United States of America.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those internal controls determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        The Company's management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2004.

        Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their reports appearing on pages I-1 and II-2.

Changes in Internal Control

        Wilmer Cutler Pickering Hale and Dore LLP completed its investigation of improper expense recognition in 2004 and made recommendations with respect to improvements in internal controls. The Company has implemented new policies and procedures that meet the Wilmer Cutler recommendations. These changes (and other changes previously implemented by the Company) include:

  •
  adoption of new vendor payment guidelines (implemented in March 2003);

  •
  signature and password protection (implemented in March 2003);

  •
  communication of information to those responsible for the preparation of financial statements (implemented in October 2003);

  •
  enhancement and reinforcement of existing policies and procedures related to expense recognition and accruals (through the adoption of a policy and procedure that specifically addresses the procedures to be followed in accruing an expense in a period including required documentation relating to the expense) and for payments and accruals (through the adoption of a new payment authorization and control form that contains specific questions to be answered by the person requesting payment to a vendor and requires specific documentation to be attached to the form) (implemented in March 2003);

  •
  additional required support and approval for certain types of payments and accruals (implemented in October 2003);

  •
  additional internal audit procedures (implemented commencing in May 2004);

  •
  implementation of a policy regarding contract preparation and performance in the absence of written agreements (issued in December 2004, with performance required by March 1, 2005);

  •
  promulgation of a policy relating to expense recognition and accruals designed to ensure that the Company properly recognizes expenses when incurred in accordance with GAAP, and clarifying the documentation requirements for period-end accruals (implementation began in December 2004);

  •
  Company-wide training with respect to the Company's Code of Ethics (October 2004);

  •
  training of accounting and finance staff on current accounting developments at the FASB, SEC and EITF, current issues in enforcement and Sarbanes-Oxley 404 controls (December 2004); and

  •
  reassessment and improvement of the structure and accountability of employees of the operating units responsible for accumulating information for, and preparation of, financial statements (implemented in December 2004).

ITEM 9B. OTHER INFORMATION

        None

PART III

        The information called for by Item 401 of Regulation S-K under Item 10, Directors and Executive Officers of the Registrant, Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13, Certain Relationships and Related Transactions and Item 14, Principal Accountant Fees and Services, is hereby incorporated by reference to Cablevision's definitive proxy statement for its Annual Meeting of Shareholders anticipated to be held in May 2005 or if such definitive proxy statement is not filed with the Commission prior to April 30, 2005, to an amendment to this report on Form 10-K filed under cover of Form 10-K/A.

Section 16(a) Beneficial Ownership Reporting Compliance

        Pursuant to regulations promulgated by the Securities and Exchange Commission, the Company is required to identify, based solely on a review of reports filed under Section 16(a) of the Securities Exchange Act of 1934, each person who, at any time during its fiscal year ended December 31, 2004, was a director, officer or beneficial owner of more than ten percent of the Company's Class A Common Stock that failed to file on a timely basis any such reports. Based on such review, the Company is aware of no such failure.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)
The following documents are filed as part of this report:

1.
The financial statements as indicated in the index set forth on page 101.

2.
Financial statement schedule:

Page No.
Schedule supporting consolidated financial statements:
Schedule II — Valuation and Qualifying Accounts	90

Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

  3.
  The Index to Exhibits is on page 94.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Cablevision Systems Corporation

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions Write-Offs	Balance at End of Period
Year Ended December 31, 2004
Allowance for doubtful accounts	$29,513	$46,652	$1,214	$(52,556)	$24,823

Year Ended December 31, 2003
Allowance for doubtful accounts	$58,032	$60,570	$(8,973)	$(80,116)	$29,513

Year Ended December 31, 2002
Allowance for doubtful accounts	$30,043	$91,590	$3,078	$(66,679)	$58,032

CSC Holdings, Inc.

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions Write-Offs	Balance at End of Period
Year Ended December 31, 2004
Allowance for doubtful accounts	$29,513	$46,652	$1,214	$(52,556)	$24,823

Year Ended December 31, 2003
Allowance for doubtful accounts	$58,032	$60,570	$(8,973)	$(80,116)	$29,513

Year Ended December 31, 2002
Allowance for doubtful accounts	$30,043	$91,590	$3,078	$(66,679)	$58,032

        Certain amounts in the prior years have been reclassed to conform to the current year presentation.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 16th day of March, 2005.

CABLEVISION SYSTEMS CORPORATION CSC HOLDINGS, INC.
By:	/s/ MICHAEL P. HUSEBY
Name: Michael P. Huseby
Title: Executive Vice President and Chief Financial Officer of Cablevision Systems Corporation and CSC Holdings, Inc.

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James L. Dolan and Michael P. Huseby, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him in his name, place and stead, in any and all capacities, to sign this report, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated on behalf of each of the Registrants.

Name	Title	Date

/s/ JAMES L. DOLAN James L. Dolan	Chief Executive Officer, President and Director (Principal Executive Officer)	March 16, 2005
/s/ MICHAEL P. HUSEBY Michael P. Huseby	Executive Vice President and Chief Financial Officer	March 16, 2005
/s/ WM. KEITH HARPER Wm. Keith Harper	Senior Vice President and Controller (Principal Accounting Officer)	March 16, 2005
/s/ CHARLES F. DOLAN Charles F. Dolan	Chairman of the Board of Directors	March 16, 2005

/s/ THOMAS C. DOLAN Thomas C. Dolan	Executive Vice President and Director	March 16, 2005
/s/ RAND ARASKOG Rand Araskog	Director	March 16, 2005
/s/ FRANK BIONDI Frank Biondi	Director	March 16, 2005
/s/ PATRICK F. DOLAN Patrick F. Dolan	Director	March 16, 2005
/s/ CHARLES D. FERRIS Charles D. Ferris	Director	March 16, 2005
/s/ RICHARD H. HOCHMAN Richard H. Hochman	Director	March 16, 2005
/s/ JOHN MALONE John Malone	Director	March 16, 2005
/s/ VICTOR ORISTANO Victor Oristano	Director	March 16, 2005
/s/ THOMAS V. REIFENHEISER Thomas V. Reifenheiser	Director	March 16, 2005
/s/ JOHN R. RYAN John R. Ryan	Director	March 16, 2005
/s/ BRIAN SWEENEY Brian Sweeney	Director	March 16, 2005

/s/ VINCENT TESE Vincent Tese	Director	March 16, 2005
/s/ LEONARD TOW Leonard Tow	Director	March 16, 2005

INDEX TO EXHIBITS

Exhibit No.	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation of Cablevision Systems Corporation (incorporated herein by reference to Annex II to Cablevision Systems Corporation's Proxy Statement, dated October 10, 2000, as supplemented, (the "2000 Proxy Statement")).
3.2	Bylaws of Cablevision Systems Corporation (incorporated herein by reference to Exhibit 3.4 of the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001).
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
4.2
Supplemental Indenture dated as of November 1, 1995 between CSC Holdings and the Bank of New York, Trustee to the Indenture dated November 1, 1995 (incorporated by reference to Exhibit 99.6 to CSC Holdings' Current Report on Form 8-K, filed November 1, 1995).
4.3
Indenture dated as of November 1, 1995 relating to CSC Holdings' $250,000,000 10 1/2% Senior Subordinated Debentures due 2016 (incorporated by reference to Exhibit 99.6 to CSC Holdings' Current Report on Form 8-K filed November 1, 1995).
4.4
Indenture dated August 15, 1997 relating to CSC Holdings' $400,000,000 8 1/8% Senior Debentures due 2009 (incorporated herein by reference to CSC Holdings' Registration Statement on Form S-4, Registration No. 333-38013).
4.5	Senior Indenture, dated as of July 1, 1998 (incorporated by reference to Exhibit 4.1 to CSC Holdings' Registration Statement on Form S-3, Registration No. 333-57407).
4.6	Subordinated Indenture, dated as of July 1, 1998 (incorporated by reference to Exhibit 4.2 to CSC Holdings' Registration Statement on Form S-3, Registration No. 333-57407).
4.7
Indenture dated as of March 22, 2001 relating to CSC Holdings $1,000,000,000 7 5/8% Senior Notes due 2011 (incorporated herein by reference to Exhibit 4.11 to Cablevision Systems Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

4.8
Indenture dated as of July 1, 1999 relating to CSC Holdings $500,000,000 8 1/8% Senior Notes due 2009 and 8 1/8% Series B Senior Notes due 2009 (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-4 (Registration No. 333-84449)).
4.9	Certificate of Designations for CSC Holdings, Inc. 10% Series A Exchangeable Participating Preferred Stock. (incorporated herein by reference to Exhibit 10.13 to the 2002 10-K).
4.10
Indenture dated as of April 6, 2004 relating to Cablevision's $1,000,000,000 8% Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004).
4.11
Indenture dated as of April 6, 2004 relating to Cablevision's $500,000,000 floating rate Senior Notes due 2009 (incorporated by reference to Exhibit 4.2 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004).
4.12
Indenture dated as of April 6, 2004 relating to CSC Holdings' $500,000,000 6 3/4% Senior Notes due 2012 (incorporated by reference to Exhibit 4.3 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004).
4.13
Indenture, dated as of August 20, 2004, relating to Rainbow National Services LLC's and RNS Co-Issuer Corporation's $300,000,000 8 3/4%% Senior Notes due 2012 Rutledge (incorporated by reference to Exhibit 4.1 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004).
4.14
Indenture, dated as of August 20, 2004, relating to Rainbow National Services LLC's and RNS Co-Issuer Corporation's $500,000,000 10 3/8% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.2 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004).
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
10.6
Employment Agreement, dated as of April 29, 2003, between Cablevision Systems Corporation and James L. Dolan (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).
10.7
Employment Agreement, dated as of June 11, 2003, between Cablevision Systems Corporation and Hank Ratner (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).
10.8	1985 Employee Stock Plan (incorporated herein by reference to Exhibit 10.5 to CSC Holdings' Form S-1).

10.9	Cablevision Systems Corporation Employee Stock Plan (incorporated herein by reference to Exhibit A to Cablevision Systems Corporation's June 3, 2003 Proxy Statement).
10.10	Cablevision Systems Corporation Executive Performance Incentive Plan (incorporated herein by reference to Exhibit C to Cablevision Systems Corporation's June 3, 2003 Proxy Statement).
10.11	Cablevision Systems Corporation Long-Term Incentive Plan (incorporated herein by reference to Exhibit B to Cablevision Systems Corporation's June 3, 2003 Proxy Statement).
10.12
Cablevision Systems Corporation Amended and Restated Stock Plan for Non-Employee Directors (incorporated herein by reference to Exhibit D to Cablevision Systems Corporation's June 3, 2003 Proxy Statement).
10.13
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
10.14
Formation Agreement, dated as of June 22, 1997, among Rainbow Media Sports Holdings, Inc. and Fox Sports Net, LLC, attaching Partners) and Annex B (Partnership Agreement of National Sports Partners) (incorporated by reference to Exhibit 99.1 of the April 1997 8-K).
10.15	Lease Agreement between Nassau Cable Business Trust, as Landlord and CSC Holdings, as Tenant, dated as of November 1, 1997 (incorporated by reference to Exhibit 10.56 to the S-4).
10.16
Amended and Restated Contribution and Merger Agreement, dated as of June 6, 1997, among Cablevision Systems Corporation, CSC Holdings, CSC Merger Corporation and TCI Communications, Inc. (incorporated herein by reference to Exhibit 2.1 to the S-4).
10.17
Stockholders Agreement, dated as of March 4, 1998, by and among CSC Holdings, Tele-Communications, Inc., a Delaware corporation, the Class B Entities and the Investors (incorporated herein by reference to Exhibit 4.1 to CSC Holdings' Current Report on Form 8-K dated March 4, 1998).

10.18
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
10.19
Amendment No. 1, dated July 20, 2001, to Seventh Amended and Restated Credit Agreement dated as of June 26, 2001, among CSC Holdings, Inc., the Restricted Subsidiaries which are parties thereto, the banks that are parties thereto and Toronto Dominion (Texas), Inc., as Administrative Agent (incorporated by reference to Exhibit 10.34 to the 2001 Form 10-K).
10.20
Amendment No. 2, dated November 19, 2001, to Seventh Amended and Restated Credit Agreement dated as of June 26, 2001, among CSC Holdings, Inc., the Restricted Subsidiaries which are parties thereto, the banks that are parties thereto and Toronto Dominion (Texas), Inc., as Administrative Agent (incorporated by reference to Exhibit 10.35 to the 2001 Form 10-K).
10.21
Amendment No. 3 and Waiver, dated August 14, 2002, to Seventh Amended and Restated Credit Agreement dated as of June 26, 2001, among CSC Holdings, Inc., the Restricted Subsidiaries which are parties thereto, the banks that are parties thereto and Toronto Dominion (Texas), Inc., as Administrative Agent (incorporated by reference to Exhibit 10.28 of the Annual Report on Form 10-K for fiscal year ended December 31, 2003).
10.22
Waiver, dated April 1, 2004, to Seventh Amended and Restated Credit Agreement dated as of June 26, 2001, among CSC Holdings, Inc., the Restricted Subsidiaries which are parties thereto, the banks that are parties thereto and Toronto Dominion (Texas), Inc., as Administrative Agent.
10.23
Amendment No. 4, dated January 14, 2005, to Seventh Amended and Restated Credit Agreement dated as of June 26, 2001, among CSC Holdings, Inc., the Restricted Subsidiaries which are parties thereto, the banks that are parties thereto and Toronto Dominion (Texas), Inc., as Administrative Agent.
10.24
Asset Purchase Agreement, dated as of December 8, 1999, by and among Telerama, Inc., Cablevision of Cleveland, L.P., and Adelphia Communications Corporation (incorporated herein by reference to Exhibit 99.1 of Cablevision Systems Corporation's Current Report on Form 8-K filed on December 17, 1999 (the "December 1999 8-K")).
10.25
Agreement and Plan of Reorganization, dated as of December 8, 1999, by and among Cablevision of the Midwest, Inc., Cablevision of the Midwest Holding Co., Inc., Adelphia General Holdings II, Inc. and Adelphia Communications Corporation (incorporated herein by reference to Exhibit 99.2 of the December 1999 8-K).

10.26
Agreement and Plan of Merger, dated as of April 18, 2000, by and among CSC Holdings, Inc., Cablevision of Massachusetts, Inc., AT&T Corp. and AT&T CSC, Inc. (incorporated herein by reference to Exhibit 99.1 of Cablevision Systems Corporation's Current Report on Form 8-K filed on May 5, 2000 (the "May 2000 8-K")).
10.27
Asset Exchange Agreement, dated as of April 18, 2000, by and among CSC Holdings, Inc., Cablevision of Brookline, L.P., Cablevision of Boston, Inc. and AT&T Corp. (incorporated herein by reference to Exhibit 99.2 of the May 2000 8-K).
10.28
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
10.29
Agreement and Plan of Merger and Exchange, dated as of November 4, 2002, by and between Cablevision Systems Corporation, Bravo Holding Corporation, Bravo II Holding Corporation, Rainbow Media Group, LLC, National Broadcasting Company, Inc., NBC-Rainbow Holding, Inc. and Applause Acquisition Corporation (incorporated herein by reference to Exhibit 99.1 of Cablevision System Corporation's Current Report on Form 8-K dated November 6, 2002).
10.30
Asset Purchase Agreement, dated as of December 19, 2002, by and among Northcoast Communications, L.L.C., Boston Holding, LLC, New York PCS Holding, LLC and Cellco Partnership d/b/a Verizon Wireless (incorporated herein by reference to Exhibit 99.1 of Cablevision System Corporation's Current Report on Form 8-K dated December 23, 2002).
10.31
Registration Rights Agreement, dated as of February 5, 2003, between Cablevision Systems Corporation and Quadrangle Capital Partners LP. (incorporated herein by reference to Exhibit 10.39 to the 2002 10-K).
10.32
Purchase Agreement, dated as of June 27, 2003, by and among Rainbow Media Holdings, Inc., American Movie Classics III Holding Corporation, American Movie Classics IV Holding Corporation, IFC II Holding Corporation, IFC III Holding Corporation, Metro-Goldwyn-Mayer Inc., MGM Networks U.S. Inc and, solely for purposes of Sections 2.02(b), 2.02(c), 5.01, 10.05, 10.08 and 10.11, Cablevision Systems Corporation (incorporated by reference to Exhibit 10.38 of the Annual Report on Form 10-K for fiscal year ended December 31, 2003).
10.33
Registration Rights Agreement, dated as of July 18, 2003, between Cablevision Systems Corporation, and MGM Networks U.S. Inc. (incorporated by reference to Exhibit 10.39 of the Annual Report on Form 10-K for fiscal year ended December 31, 2003).
10.34
Purchase Agreement, dated as of December 12, 2003, by and among Fox Sports Net Bay Area Holdings, LLC, Fox Sports Net Chicago Holdings, LLC and Fox Sports Net, LLC and Regional Pacific Holdings II, L.L.C. and Regional Chicago Holdings II, L.L.C. (incorporated by reference to Exhibit 10.40 of the Annual Report on Form 10-K for fiscal year ended December 31, 2003).
10.35
Agreement and Plan of Merger, dated as of March 6, 2000 by and between Cablevision of Michigan, Inc., CSC Holdings, Inc. and Charter Communications, Inc. (incorporated by reference to Exhibit 10.41 of the Annual Report on Form 10-K for fiscal year ended December 31, 2003).

10.36	1985 Employee Stock Plan (incorporated herein by reference to Exhibit 10.5 to CSC Holdings' Form S-1).
10.37
Letter Agreement, dated as of January 12, 2004, between DTV Norwich, LLC, wholly-owned by George S. Blumenthal and Company, LLC and Rainbow MVDDS Company, LLC (incorporated by reference to Exhibit 10.43 of the Annual Report on Form 10-K for fiscal year ended December 31, 2003).
10.38
Amendment to Retirement Agreement, dated as of January 2, 2004, between Cablevision Systems Corporation, CSC Holdings, Inc. and Sheila Mahony (incorporated by reference to Exhibit 10.45 of the Annual Report on Form 10-K for fiscal year ended December 31, 2003).
10.39	Cablevision 401(k) Savings Plan (incorporated herein by reference to Exhibit 10.47 to the 1992 10-K).
10.40
Employment Agreement, dated as of June 23, 2003, between Cablevision Systems Corporation and Thomas Rutledge (incorporated by reference to Exhibit 10.1 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004).
10.41
Loan Agreement, dated as of August 20, 2004, among Rainbow National Services LLC, the Guarantors party thereto, Bank of America, N.A. as Syndication Agent, Credit Suisse First Boston, Citicorp North America, Inc. and Wachovia Bank, National Association as Co-Documentation Agents, JP Morgan Chase Bank as Administrative Agent and the other Credit Parties thereto (incorporated by reference to Exhibit 10.1 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004).
10.42
Letter Agreement, dated August 2, 2004, between Cablevision Systems Corporation and Michael Huseby (incorporated by reference to Exhibit 10.2 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004).
10.43
Letter Agreement, dated October 11, 2004, between Cablevision Systems Corporation and Wm. Keith Harper (incorporated by reference to Exhibit 10.3 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004).
10.44
Distribution and Transfer Agreement entered into as of February 18, 2005 by and among Rainbow Regional Holdings LLC, Fox Sports RPP Holdings, Inc., Rainbow National Sports Holdings LLC, Fox Sports Net National Network Holdings II, LLC, Rainbow Advertising Holdings LLC, Fox Sports Net National Ad Sales Holdings II, LLC, Rainbow Media Holdings, LLC, Fox Sports Net Bay Area Holdings, LLC, Regional Pacific Holdings II, L.L.C., Fox Sports Net Chicago Holdings, LLC, Fox Sports Net, Inc. and Exhibit B (Partnership Agreement of Pacific Regional Programming Partners).
10.45	Satellite Sale Agreement between Rainbow DBS Company LLC and EchoStar Satellite L.L.C. dated January 20, 2005.
10.46	Agreement between Cablevision Systems Corporation, Charles F. Dolan and Thomas C. Dolan dated March 8, 2005.
10.47	Amendment to Employment Arrangements between Cablevision Systems Corporation and James L. Dolan dated March 2, 2005.
10.48	Amendment to Employment Arrangements between Cablevision Systems Corporation and Hank Ratner dated March 2, 2005.

10.49	Amendment to Employment Arrangements between Cablevision Systems Corporation and Thomas Rutledge dated March 2, 2005.
10.50	Amendment to Employment Arrangements between Cablevision Systems Corporation and Michael Huseby dated March 2, 2005.
10.51
Employment Agreement, dated as of November 7, 2002, between CSC Holdings and William J. Bell (incorporated herein by reference to Exhibit (d)(3) to Cablevision Systems Corporation's Schedule TO Tender Offer Statement dated January 23, 2002 ("Schedule TO")).
10.52
Amendment to Retirement Agreement, dated as of January 2, 2004, between Cablevision Systems Corporation, CSC Holdings, Inc. and Sheila Mahony (incorporated by reference to Exhibit 10.45 of the Annual Report on From 10-K for fiscal year ended December 31, 2003).
10.53
Extension to Employment Agreement, dated as of March 12, 2004, between CSC Holdings and William J. Bell (incorporated by reference to Exhibit 10.46 of the Annual Report on From 10-K for fiscal year ended December 31, 2003).
10.54
Consulting Agreement, dated as of January 27, 2001, by and between Cablevision Systems Corporation and John Tatta (incorporated by reference to Exhibit 10.47 of the Annual Report on From 10-K for fiscal year ended December 31, 2003).
10.55
Extension to Consulting Agreement, dated March 12, 2004, by and between Cablevision Systems Corporation and John Tatta (incorporated by reference to Exhibit 10.48 of the Annual Report on From 10-K for fiscal year ended December 31, 2003).
10.56
Contract, dated November 21, 2004 between Lockheed Martin Corporation, acting through Lockheed Martin Commercial Space Systems and Rainbow DBS Company LLC. (Confidential portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)
21	Subsidiaries of the Registrants.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
31.1	Section 302 Certification of the CEO
31.2	Section 302 Certification of the CFO
32	Section 1350 Certification of the CEO and CFO

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cablevision Systems Corporation:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Cablevision Systems Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cablevision Systems Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Cablevision Systems Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Cablevision Systems Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cablevision Systems Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 16, 2005 expressed an unqualified opinion on those consolidated financial statements. Our report dated March 16, 2005 refers to the adoption of the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, in the year ended December 31, 2003.

/s/ KPMG LLP

Melville, New York
March 16, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cablevision Systems Corporation:

        We have audited the accompanying consolidated balance sheets of Cablevision Systems Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement scheduled based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cablevision Systems Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 10 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, in the year ended December 31, 2003.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cablevision Systems Corporation's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Melville, New York
March 16, 2005

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003
(Dollars in thousands)

	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$866,816	$326,962
Restricted cash	144,444	—
Accounts receivable, trade (less allowance for doubtful accounts of $24,823 and $29,513)	395,091	358,416
Notes and other receivables	124,812	59,005
Note receivable, affiliate	—	12,877
Investment securities	3,819	5,874
Prepaid expenses and other current assets	85,247	108,071
Feature film inventory, net	107,860	92,362
Deferred tax asset	124,528	107,660
Advances to affiliates	1,308	31,600
Investment securities pledged as collateral	327,180	—
Derivative contracts	193,682	—

Total current assets	2,374,787	1,102,827
Property, plant and equipment, net of accumulated depreciation of $4,684,432 and $4,051,376	4,231,514	4,593,210
Investments in affiliates	27,300	25,449
Investment securities pledged as collateral	819,441	1,224,498
Notes and other receivables	46,892	95,815
Derivative contracts	290,686	586,894
Other assets	75,148	63,272
Deferred tax asset	17,049	—
Long-term feature film inventory, net	350,472	303,393
Deferred carriage fees, net	108,233	119,225
Franchises	731,848	731,848
Affiliation, broadcast and other agreements, net of accumulated amortization of $396,171 and $314,723	546,869	630,523
Other intangible assets, net of accumulated amortization of $51,263 and $34,979	170,501	164,311
Excess costs over fair value of net assets acquired	1,468,803	1,471,114
Deferred financing and other costs, net of accumulated amortization of $64,307 and $61,783	133,663	117,831

	$11,393,206	$11,230,210

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
December 31, 2004 and 2003
(Dollars in thousands, except share and per share amounts)

	2004	2003
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable	$347,572	$334,283
Accrued liabilities:
Interest	172,016	119,983
Employee related costs	282,760	273,269
Other accrued expenses	446,789	476,858
Accounts payable to affiliates	869	2,197
Deferred revenue	122,297	117,709
Feature film and contract obligations	107,492	92,206
Liabilities under derivative contracts	12,775	38,968
Current portion of bank debt	5,387	111,039
Current portion of collateralized indebtedness	617,476	—
Current portion of capital lease obligations	11,581	15,636

Total current liabilities	2,127,014	1,582,148
Feature film and contract obligations	358,209	286,955
Deferred revenue	13,648	16,322
Deferred tax liability	—	321,016
Liabilities under derivative contracts	151,102	127,751
Other long-term liabilities	259,549	264,906
Bank debt	2,484,500	2,246,000
Collateralized indebtedness	935,951	1,617,620
Senior notes and debentures	5,991,564	3,692,699
Senior subordinated notes and debentures	746,231	599,203
Notes payable	150,000	150,000
Capital lease obligations	59,982	69,220
Series H Redeemable Exchangeable Preferred Stock	—	434,181
Series M Redeemable Exchangeable Preferred Stock	—	1,110,113
Deficit investment in affiliates	59,913	41,111
Minority interests	685,877	580,766

Total liabilities	14,023,540	13,140,011

Preferred Stock of CSC Holdings, Inc.	—	80,001

Commitments and contingencies
Stockholders' Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	—	—
CNYG Class A Common Stock, $.01 par value, 800,000,000 shares authorized, 243,802,249 and 241,408,518 shares issued and 221,986,022 and 219,592,291 shares outstanding	2,438	2,414
CNYG Class B Common Stock, $.01 par value, 320,000,000 shares authorized, 65,817,742 and 67,217,427 shares issued and outstanding	658	672
RMG Class A Common Stock, $.01 par value, 600,000,000 shares authorized, none issued	—	—
RMG Class B Common Stock, $.01 par value, 160,000,000 shares authorized, none issued	—	—
Paid-in capital	1,175,319	1,136,786
Accumulated deficit	(3,445,064)	(2,768,972)

	(2,266,649)	(1,629,100)
Treasury stock, at cost (21,816,227 shares)	(359,750)	(359,750)
Accumulated other comprehensive loss	(3,935)	(952)

Total stockholders' deficiency	(2,630,334)	(1,989,802)

	$11,393,206	$11,230,210

See accompanying notes to consolidated financial statements

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2004, 2003 and 2002
(Dollars in thousands, expect per share amounts)

	2004	2003	2002
Revenues, net	$4,932,864	$4,177,148	$3,801,835

Operating expenses:
Technical and operating (excluding depreciation and amortization (including impairments) and including costs of goods sold of $32,573 and $566 in 2004 and 2003)	2,414,624	1,956,157	1,738,637
Selling, general and administrative	1,331,735	1,126,911	924,460
Other operating income	(95,758)	(8,993)	—
Restructuring charges	151	10,725	74,091
Depreciation and amortization (including impairments)	1,341,549	1,060,651	873,648

	4,992,301	4,145,451	3,610,836

Operating income (loss)	(59,437)	31,697	190,999

Other income (expense):
Interest expense	(721,322)	(615,676)	(506,480)
Interest income	10,541	12,540	22,439
Equity in net income (loss) of affiliates	(12,991)	429,732	(42,375)
Gain (loss) on sale of cable assets and programming and affiliate interests, net	2,232	(13,644)	—
Gain (loss) on investments, net	134,598	235,857	(881,394)
Write-off of deferred financing costs	(18,961)	(388)	(6,931)
Gain (loss) on derivative contracts, net	(165,305)	(208,323)	924,037
Loss on extinguishment of debt	(78,571)	—	(17,237)
Minority interests	(91,776)	(138,168)	(220,568)
Miscellaneous, net	294	3,624	(5,656)

	(941,261)	(294,446)	(734,165)

Loss from continuing operations before income taxes	(1,000,698)	(262,749)	(543,166)
Income tax benefit (expense)	333,696	(20,367)	74,382

Loss from continuing operations	(667,002)	(283,116)	(468,784)
Income (loss) from discontinued operations, net of taxes	(1,654)	(14,123)	562,667

Income (loss) before extraordinary item	(668,656)	(297,239)	93,883
Extraordinary loss on investment, net of taxes	(7,436)	—	—

Net income (loss)	$(676,092)	$(297,239)	$93,883

INCOME (LOSS) PER SHARE:
Basic net income (loss) per share:
Loss from continuing operations	$(2.32)	$(0.99)	$(1.60)

Income (loss) from discontinued operations	$(0.01)	$(0.05)	$1.92

Extraordinary loss	$(0.03)	$—	$—

Net income (loss)	$(2.36)	$(1.04)	$0.32

Basic weighted average common shares (in thousands)	287,085	285,486	293,516

Diluted net income (loss) per share:
Loss from continuing operations	$(2.32)	$(0.99)	$(1.60)

Income (loss) from discontinued operations	$(0.01)	$(0.05)	$1.71

Extraordinary loss	$(0.03)	$—	$—

Net income (loss)	$(2.36)	$(1.04)	$0.29

Diluted weighted average common shares (in thousands)	287,085	285,486	331,959

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
Years ended December 31, 2004, 2003 and 2002
(Dollars in thousands)

	CNYG Class A Common Stock	CNYG Class B Common Stock	RMG Class A Common Stock	RMG Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2001	$1,333	$421	$736	$211	$974,709	$(2,565,616)	$—	$—	$(1,588,206)
Net income	—	—	—	—	—	93,883	—	—	93,883
Minimum pension liability adjustment	—	—	—	—	—	—	—	(1,790)	(1,790)

Comprehensive income									92,093
Issuance of common stock to NBC	17	—	99	—	114,772	—	—	—	114,888
Employee and non-employee director stock transactions	1	—	2	—	3,237	—	—	—	3,240
Treasury stock acquired from NBC	—	—	—	—	—	—	(359,750)	—	(359,750)
Exchange of RMG common stock for CNYG common stock	996	251	(837)	(211)	(199)	—	—	—	—
Conversion of RMG options to CNYG options	—	—	—	—	4,391	—	—	—	4,391
Tax benefit related to stock options	—	—	—	—	10,983	—	—	—	10,983

Balance at December 31, 2002	2,347	672	—	—	1,107,893	(2,471,733)	(359,750)	(1,790)	(1,722,361)
Net loss	—	—	—	—	—	(297,239)	—	—	(297,239)
Minimum pension liability adjustment	—	—	—	—	—	—	—	838	838

Comprehensive loss									(296,401)
Employee and non-employee director stock transactions	67	—	—	—	27,728	—	—	—	27,795
Tax benefit related to stock options	—	—	—	—	1,165	—	—	—	1,165

Balance at December 31, 2003	2,414	672	—	—	1,136,786	(2,768,972)	(359,750)	(952)	(1,989,802)
Net loss	—	—	—	—	—	(676,092)	—	—	(676,092)
Minimum pension liability adjustment	—	—	—	—	—	—	—	(2,792)	(2,792)
Foreign currency translation	—	—	—	—	—	—	—	(191)	(191)

Comprehensive loss									(679,075)
Employee and non-employee director stock transactions	10	—	—	—	37,720	—	—	—	37,730
Conversion of CNYG Class B common stock to CNYG Class A common stock	14	(14)	—	—	—	—	—	—	—
Tax benefit related to stock options	—	—	—	—	813	—	—	—	813

Balance at December 31, 2004	$2,438	$658	$—	$—	$1,175,319	$(3,445,064)	$(359,750)	$(3,935)	$(2,630,334)

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2004, 2003 and 2002
(Dollars in thousands)

	2004	2003	2002
Cash flows from operating activities:
Loss from continuing operations	$(667,002)	$(283,116)	$(468,784)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	1,341,549	1,060,651	873,648
Non-cash other operating income	(41,788)	—	—
Equity in net (income) loss of affiliates	12,991	(429,732)	42,375
Minority interests	91,776	50,909	46,052
Loss (gain) on sale of cable assets and programming and affiliate interests, net	(2,232)	13,644	—
Loss (gain) on investments, net	(134,598)	(235,857)	881,394
Write-off of deferred financing costs	18,961	388	6,931
Loss (gain) on derivative contracts, net	149,911	178,499	(910,726)
Loss on extinguishment of debt	3,987	—	17,237
Compensation expense related to issuance of restricted stock	30,460	25,073	—
Deferred income tax	(343,436)	48,614	(38,168)
Amortization and write-off of feature film inventory	192,682	94,806	57,390
Amortization of deferred financing, discounts on indebtedness and other deferred costs	114,319	89,787	87,144
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable trade	(32,892)	(29,761)	24,493
Notes and other receivables	(20,567)	(9,497)	(19,796)
Note receivable from affiliate	12,877	5,123	(18,000)
Inventory, prepaid expenses and other assets	4,366	(29,014)	8,412
Advances to affiliates	(2,906)	145,265	(87,526)
Feature film inventory	(258,371)	(191,723)	(120,526)
Other deferred costs	(17,691)	(7,922)	(12,973)
Accounts payable	10,545	(109,718)	36,918
Accrued liabilities	18,994	(11,469)	1,668
Feature film and contract obligations	130,044	87,108	41,774
Deferred revenue	944	2,917	(10,676)
Minority interests	(947)	(11,060)	(32,345)

Net cash provided by operating activities	611,976	453,915	405,916

Cash flows from investing activities:
Capital expenditures	(775,635)	(888,371)	(1,320,710)
Payments for acquisitions, net of cash acquired	(84,738)	(179,728)	—
Proceeds from sale of equipment, net of costs of disposal	(194)	5,906	15,336
Decrease (increase) in investments in affiliates, net	32,664	443,391	(34,619)
Proceeds from sale of investment	2,029	—	—
Decrease in investment securities and other investments	61	3,150	994
Increase in restricted cash	(35,797)	—	—
Additions to other intangible assets	(15,521)	(2,374)	(548)

Net cash used in investing activities	$(877,131)	$(618,026)	$(1,339,547)

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years ended December 31, 2004, 2003 and 2002
(Dollars in thousands)

	2004	2003	2002
Cash flows from financing activities:
Proceeds from bank debt	$3,342,095	$2,328,180	$1,603,574
Repayment of bank debt	(3,209,247)	(2,056,908)	(524,500)
Redemption of senior subordinated notes	(350,000)	—	—
Repayment of note payable	—	(250,000)	—
Issuance of senior notes	2,793,922	—	—
Net proceeds from (repayments of) collateralized indebtedness	3,861	330,728	(54,813)
Issuance of preferred stock	—	75,000	—
Redemption of preferred stock	(1,694,622)	—	—
Issuance of common stock	7,270	2,722	3,241
Payments on capital lease obligations and other debt	(16,245)	(16,745)	(28,078)
Additions to deferred financing and other costs	(70,086)	(14,829)	(15,778)
Other	(1,748)	—	—

Net cash provided by financing activities	805,200	398,148	983,646

Effect of exchange rate changes on cash and cash equivalents	(191)	—	—

Net increase in cash and cash equivalents from continuing operations	539,854	234,037	50,015
Net effect of discontinued operations on cash and cash equivalents	—	(33,015)	(32,065)
Cash and cash equivalents at beginning of year	326,962	125,940	107,990

Cash and cash equivalents at end of year	$866,816	$326,962	$125,940

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company and Related Matters

        Cablevision Systems Corporation and its majority-owned subsidiaries ("Cablevision" or the "Company") owns and operates cable television systems and through its subsidiary, Rainbow Media Holdings LLC, has ownership interests in companies that produce and distribute national and regional entertainment and sports programming services, including Madison Square Garden, L.P. ("MSG"). The Company also owns companies that provide advertising sales services for the cable television industry, provide telephone service, operate motion picture theaters and provide direct broadcast satellite service. The Company classifies its business interests into four segments: Telecommunications Services, consisting principally of its consumer video, high-speed data, Voice over Internet Protocol and our commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional cable television programming networks; Madison Square Garden, which owns and operates professional sports teams, regional cable television networks and an entertainment business; and Rainbow DBS, which consists of our direct broadcast satellite service and the 21 high definition channels currently carried exclusively by this service (see Note 23).

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and certain variable interest entities pursuant to FIN 46R (see discussion below). All significant intercompany transactions and balances are eliminated in consolidation.

Revenue Recognition

        The Company recognizes cable television, high-speed data, Voice over Internet Protocol, and telephony revenues as the services are provided to subscribers. Installation revenue for our video, consumer high-speed data and Voice over Internet Protocol services is recognized as installations are completed, as direct selling costs have exceeded this revenue in all periods reported. The Company classifies amounts billed to our customers for local franchise fees as a component of revenue.

        Our programming businesses recognize affiliate fees from cable and satellite providers as the programming is provided. Advertising revenues are recognized when commercials are telecast. In some situations, our programming businesses guarantee certain viewer ratings for their programming. For these types of transactions, a portion of such revenue is deferred if the guaranteed viewer ratings are not met and is subsequently recognized by providing additional advertising time.

        Revenues derived from other sources are recognized when services are provided or events occur.

Technical and Operating Expense

        Costs of revenue related to sales of services and the cost of direct broadcast satellite equipment sold are classified as "technical and operating" expenses in the accompanying statements of operations.

Advertising Expenses

        Advertising costs are charged to expense when incurred. Advertising costs amounted to $276,457, $199,720 and $152,612 for the years ended December 31, 2004, 2003 and 2002, respectively.

Restricted Cash

        Restricted cash at December 31, 2004 includes approximately $108,600 received in exchange for shares the Company owned of AT&T Wireless ("AWE") common stock, representing the $15 share price paid in consideration of the merger between AWE and Cingular Wireless LLC. This restricted cash was used to settle the outstanding collateralized indebtedness relating to these shares subsequent to December 31, 2004.

        Restricted cash at December 31, 2004 also included approximately $21,000 of cash collateralized letters of credit entered into by the Rainbow segment for certain programming and operating lease commitments. In addition, restricted cash includes an escrow account required by the National Hockey League, restricted cash required by certain operating agreements and cash collateralized letters of credit aggregating approximately $14,800 for the Madison Square Garden segment.

Accounts Receivable

        The Company periodically assesses the adequacy of valuation allowances for uncollectible accounts receivable by evaluating general factors such as length of time individual receivables are past due, historical collection experience, and the economic and competitive environment.

Investments

        Investment securities and investment securities pledged as collateral are classified as trading securities and are stated at fair value with unrealized holding gains and losses included in net income (loss).

        The Company's interests in less than majority-owned entities in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee are accounted for under the equity method. Equity method investments are recorded at original cost and adjusted to recognize the Company's proportionate share of the investees' net income or losses, additional contributions made and distributions received. The Company would recognize a loss where there existed an other than temporary decline in the value of the investment.

Long-Lived and Indefinite-Lived Assets

        Property, plant and equipment, including construction materials, are carried at cost, and include all direct costs and certain indirect costs associated with the construction of cable television transmission and distribution systems, and the costs of new product and subscriber installations. Equipment under capital leases is recorded at the present value of the total minimum lease payments. Depreciation on equipment is calculated on the straight-line basis over the estimated useful lives of the assets or, with respect to equipment under capital leases and leasehold improvements, amortized over the shorter of the lease term or the assets' useful lives and reported with depreciation and amortization (including impairments) in the consolidated statements of operations.

        Affiliation, broadcast and other agreements (primarily cable television system programming agreements) are amortized on a straight-line basis over periods ranging from 3 to 13 years. Other intangible assets are amortized on the straight-line basis over the periods benefited (5 to 25 years).

Excess costs over fair value of net assets acquired ("goodwill") and the value of franchises acquired in purchase business combinations which have indefinite useful lives are no longer amortized in connection with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

        The Company reviews its long-lived assets (property, plant and equipment, and intangible assets subject to amortization that arose from business combinations accounted for under the purchase method) for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

        The Company evaluates the recoverability of its goodwill and indefinite-lived intangible assets annually or more frequently whenever events or circumstances indicate that the asset may be impaired. Statement 142 requires that goodwill impairment be determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill which would be recognized in a business combination.

        The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Satellite Development Costs

        In 2001, Rainbow DBS entered into a contract for the construction of its satellite with Lockheed Martin Corporation. The contract provided for scheduled payments over a period extending through 2003, as well as cancellation penalties if the contract was terminated before the satellite was launched. As of December 31, 2003, payments made under the terms of the contract totaled approximately $255,300. In connection with the construction of this satellite, the Company capitalized interest of $7,692 and $7,390, respectively, for the years ended December 31, 2003 and 2002. This satellite was launched in July 2003, therefore no interest was capitalized since that date.

        Rainbow DBS entered into a satellite procurement contract covering five Ka-band satellites with Lockheed Martin in November 2004. The construction cost under the contract is approximately $740,000, subject to certain adjustments. Rainbow DBS has the right to terminate this contract prior to November 21, 2005 without penalty. If the contract is terminated subsequent to that date, Rainbow DBS would be required to make a termination payment, which at December 31, 2005 would not be significant. Milestone payments scheduled to be made in 2005 aggregate $50,900. However, milestone payments would cease upon termination of the contract. As of December 31, 2004, payments made under the terms of this contract totaled approximately $5,788.

        Refer to Note 5 for a discussion of impairment charges relating to the Rainbow DBS segment and Note 23 for a discussion of events subsequent to December 31, 2004 which affect this segment.

Feature Film Inventory

        Rights to feature film inventory acquired under license agreements along with the related obligations are recorded at the contract value when a license agreement is executed or the license period has begun. Costs are amortized to technical and operating expense on a straight-line basis over the respective license periods. Amounts payable subsequent to December 31, 2004 related to feature film telecast rights are as follows:

Years Ending December 31,
2005	$106,386
2006	78,604
2007	72,233
2008	51,080
2009	39,215
Thereafter	117,077

        See Note 5 for a discussion of the Company's review of the programming usefulness of our feature film inventory and impairment charges recorded in 2004, 2003 and 2002.

Deferred Carriage Fees

        Deferred carriage fees represent amounts paid or payable to cable system operators to guarantee carriage of certain programming services and are amortized as a reduction to revenue over the period of the related guarantee (1 to 11 years).

Deferred Financing Costs

        Costs incurred to obtain debt are deferred and amortized to interest expense over the life of the related debt.

Income Taxes

        Income taxes are provided based upon the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires the asset and liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets, subject to an ongoing assessment of realizability.

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

        A reconciliation of the numerator and denominator of the basic and diluted net income per share calculation for the year ended December 31, 2002 follows:

	Net Income (Numerator)	Shares (Denominator)
		(in thousands)
Basic net income	$93,883	293,516
Effect of dilution:
Stock options	—	2,381
Rainbow Media Holdings' common stock held by NBC	2,380	36,062

Diluted net income	$96,263	331,959

        A reconciliation of the numerator and denominator of the basic and diluted earnings per share is not presented for the years ended December 31, 2004 and 2003 as the Company incurred net losses and potential dilutive common shares were not included in the computation of diluted earnings per share as their effect would be antidilutive.

        All per share amounts have been adjusted, for all years presented, to reflect the tracking stock distribution in March 2001 and the subsequent exchange of each share of Rainbow Media Group ("RMG") tracking stock for 1.19093 shares of Cablevision NY Group ("CNYG") common stock on August 20, 2002, as if each occurred on January 1, 2001.

        In the second quarter of 2004, the Company implemented Emerging Issues Task Force ("EITF") Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128. EITF 03-6 requires convertible participating securities to be included in the computation of earnings per share using the "two-class" method. The Company's Series A Exchangeable Participating Preferred Stock was considered a convertible participating security. When applicable, basic and diluted earnings per share would be restated to reflect the impact of utilizing the two-class method required by EITF 03-6. The implementation of EITF 03-6 had no impact on earnings per share for the years ended December 31, 2004, 2003 and 2002 and as of December 31, 2004, the Company had no convertible participating securities outstanding.

Reclassifications

        Certain reclassifications have been made in the 2003 and 2002 financial statements to conform to the 2004 presentation.

Cash Flows

        For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

        During 2004, 2003 and 2002, the Company's non-cash investing and financing activities and other supplemental data were as follows:

	Years Ended December 31,
	2004	2003	2002
Non-Cash Investing and Financing Activities:
Capital lease obligations	$2,952	$10,003	$17,990
Receipt of marketable securities in connection with the sale of programming interests and cable assets	—	—	321,908
Issuance of Cablevision common stock in exchange for NBC's interest in Rainbow Media Holdings	—	—	114,888
Acquisition of Cablevision shares from NBC	—	—	359,750
Acquisition of shares of Rainbow Media Holdings from NBC	—	—	318,342
Note payable issued in connection with the purchase of the 20% minority interest in American Movie Classics, The Independent Film Channel and WE: Women's Entertainment	—	250,000	—
Note payable issued in connection with the purchase of the 50% interests in Fox Sports Net Chicago and Fox Sports Net Bay Area	—	150,000	—
Redemption of collateralized indebtedness associated with AT&T Wireless shares with restricted cash, net of related forward contract	105,000	—	—
Receipt of restricted cash for AT&T Wireless shares	213,647	—	—
Supplemental Data:
Cash interest paid—continuing operations	636,591	498,591	489,108
Cash interest paid—discontinued operations	—	525	5,471
Income taxes paid (refunded), net	6,413	8,322	(27,732)

Stock Option Plan

        The Company applies the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, to account for its stock based compensation awards. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, established accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. As allowed by Statement No. 123, the Company has elected to continue to apply the intrinsic value method of accounting prescribed by APB No. 25.

        The table below sets forth the pro forma net income (loss) as if compensation cost was determined in accordance with Statement No. 123 for options granted in 1995 through 2004:

	Years Ended December 31,
	2004	2003	2002
Net income (loss), as reported	$(676,092)	$(297,239)	$93,883
Add: Stock-based employee compensation cost (benefit) included in reported net income (loss), net of taxes	20,627	24,827	(23,411)
Deduct: Stock-based employee compensation expense determined under fair value based method, net of taxes	(25,213)	(34,505)	(15,399)

Pro forma net income (loss)	$(680,678)	$(306,917)	$55,073

Basic net income (loss) per common share:
As reported	$(2.36)	$(1.04)	$0.32
Pro forma	$(2.37)	$(1.08)	$0.19
Diluted net income (loss) per common share:
As reported	$(2.36)	$(1.04)	$0.29
Pro forma	$(2.37)	$(1.08)	$0.17

        The Company estimated the fair value of each option grant using the Black-Scholes option pricing model. The following assumptions were used in calculating these fair values:

	Years Ended December 31,
	2004	2003	2002
Risk-free interest rate	3.5%	2.8%	3.3%
Volatility	55.7%	60.5%	63.5%
Dividend Yield	0%	0%	0%
Average fair value	$10.29	$6.59	$15.81

Derivative Financial Instruments

        The Company accounts for derivative financial instruments in accordance with Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Statement No. 133 requires that an entity recognize all derivatives, as defined, as either assets or liabilities measured at fair value. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized as a component of comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company uses derivative instruments to manage its exposure to market risks from changes in certain equity prices and interest rates and does not hold or issue derivative instruments for speculative or trading purposes. These derivative instruments are not designated as hedges, and changes in the fair values of these derivatives are recognized in earnings as gains (losses) on derivative contracts.

Concentrations and Credit Risk

        Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade receivables. Cash is invested in money market funds, bank time deposits or in obligations of the U.S. Treasury. The Company's cash investments are placed with money markets funds or financial institutions that have received the highest rating awarded by S&P and Moody's. The Company had two customers that accounted for approximately 29% and 27% of the Company's consolidated net trade receivable balances at December 31, 2004 and 2003, respectively, which exposes the Company to a concentration of credit risk. Although these customers exceeded 10 percent of the Company's consolidated net trade receivables, the Company does not have a single external customer which represents 10 percent or more of its consolidated revenues.

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

Recently Adopted and Issued Accounting Standards

        In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46, as revised in December 2003 ("FIN 46R"), addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with characteristics of a controlling financial interest, (b) equity investors do not have voting rights that are proportionate to their economic interest, or (c) have equity investors that do not provide sufficient financial resources for the entity to support its activities. For all variable interest entities created prior to February 1, 2003, the Company was required to apply the provisions of FIN 46R by March 31, 2004. For variable interest entities created subsequent to January 31, 2003, FIN 46R was effective in 2003. In determining how to account for our interests in variable interest entities ("VIE"), we consolidated all VIEs for which we are either the primary beneficiary or provide more than half of the total of the equity, subordinated debt, or other forms of subordinated financial support. The Company consolidated its investment in Northcoast Communications LLC at March 31, 2004 (see Note 14) and its investment in DTV Norwich LLC as of the date of the DTV Norwich Transaction (see Note 3). In addition, the Company consolidated its investment in PVI Virtual Media Services LLC in the second quarter of 2004 in connection with an amendment to the LLC agreement which caused the Company to reconsider whether PVI Virtual Media was a variable interest entity. PVI Virtual Media markets a real time video insertion system that through patented technology places computer generated electronic images into television broadcasts of sporting events and other programming. PVI Virtual Media's total assets and liabilities consolidated in the second quarter of 2004 amounted to approximately $15,000 and $4,000, respectively. PVI Virtual Media's total assets and liabilities as of December 31, 2004 amounted to approximately $14,400 and $7,600, respectively. Creditors of PVI Virtual Media have no recourse to the general credit of the Company.

        In March 2004, the EITF ratified its consensus related to the application guidance within EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 applies to investments in debt and equity securities within the scope of Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and equity securities that are not subject to the scope of Statement No. 115 and not accounted for under the equity method under APB Opinion 18 and related interpretations. EITF 03-1 requires that a three-step model be applied in determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. The adoption of EITF 03-1 did not have an impact on the Company's financial position or results of operations for the year ended December 31, 2004.

        In March 2004, the EITF reached a consensus regarding Issue No. 03-16, Accounting for Investments in Limited Liability Companies. EITF 03-16 requires investments in limited liability companies that have separate ownership accounts for each investor to be accounted for similar to a limited partnership investment under Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures. Investors would be required to apply the equity method of accounting to their investments at a much lower ownership threshold than the 20% threshold applied under Accounting Principles Board No. 18, The Equity Method of Accounting for Investments in Common Stock. EITF 03-16 was effective for the first period beginning after June 15, 2004. The adoption of EITF 03-16 did not have an impact on the Company's financial position or results of operations for the year ended December 31, 2004.

        In September 2004, the SEC staff issued Topic D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill, which requires the direct method of separately valuing all intangible assets and does not permit goodwill to be included in franchise assets. Topic D-108 requires the application of the direct value method to such assets acquired in business combinations completed after September 29, 2004. Further, for registrants who have applied the residual method to the valuation of intangible assets for purposes of impairment testing, such registrants should perform an impairment test using a direct value method for all intangible assets that were previously valued using the residual method by no later than the beginning of their first fiscal year beginning after December 15, 2004. Impairments recognized upon application of Topic D-108 should be reported as a cumulative effect of a change in accounting. The Company currently uses the direct value method for purposes of impairment testing of its indefinite-lived intangibles and therefore the adoption of Topic D-108 had no impact on the Company's financial position or results of operations.

        In September 2004, the EITF reached a consensus regarding Issue No. 04-1, Accounting for Preexisting Relationships Between the Parties to a Business Combination. EITF 04-1 requires an acquirer in a business combination to evaluate any preexisting relationship with the acquiree to determine if the business combination in effect contains a settlement of the preexisting relationship. A business combination between parties with a preexisting relationship should be viewed as a multiple element transaction. EITF 04-1 is effective for business combinations after October 13, 2004, but requires goodwill resulting from prior business combinations involving parties with a preexisting relationship to be tested for impairment by applying the guidance in the consensus in impairment tests performed after October 13, 2004. The application of the provisions of EITF 04-1 had no impact on the Company's financial position or results of operations in 2004.

        In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. Statement No. 153 addresses the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Statement No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of Statement No. 153 will be adopted for all nonmonetary exchanges initiated after July 1, 2005 and therefore had no impact to the consolidated financial statements for the year ended December 31, 2004.

        In December 2004, the FASB issued a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, Statement No. 123R. Statement No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance and it establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. Statement No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company will be required to apply the provisions of Statement No. 123R beginning with its fiscal quarter commencing on July 1, 2005, and therefore the Statement had no impact to the consolidated financial statements for the year ended December 31, 2004. The Company has not yet determined the method of adoption or the effect that the adoption will have on its financial position or results of operations.

Common Stock

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

  •
  600 million are designated Rainbow Media Group Class A common stock, and

  •
  160 million are designated Rainbow Media Group Class B common stock.

        On March 29, 2001, the Company distributed a new series of common stock called Rainbow Media Group tracking stock. The new series was intended to track the economic performance of certain of the businesses and interests of Rainbow Media Holdings, including its national and selected regional programming assets. The tracking stock was distributed to holders of the Company's common stock at a ratio of one share of Rainbow Media Group for every two shares of the Company's common stock held. The Company's then existing common stock was redesignated as Cablevision NY Group common stock.

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

        Each holder of Cablevision NY Group Class A common stock has one vote per share while holders of Cablevision NY Group Class B common stock have ten votes per share. Cablevision NY Group Class B stockholders have the right to elect 75% of the members of the Company's Board of Directors while the Cablevision NY Group Class A stockholders are entitled to elect the remaining

25% of the Company's board. In addition, Class B stockholders entered into an agreement which has the effect of causing the voting power of these Class B stockholders to be cast as a block. The Company has never paid dividends on its common stock. Certain of the Company's senior and subordinated note indentures contain restrictions on the Company's ability to pay dividends.

NOTE 2.    ACCOUNTING RELATED INVESTIGATIONS

        The Securities and Exchange Commission and the U.S. Attorney's Office for the Eastern District of New York continue to conduct investigations into matters related to the improper expense recognition previously reported by the Company. In July 2004, in connection with the Company's response to the comments of the staff of the Division of Corporation Finance of the Securities and Exchange Commission on the Company's filings under the Securities Exchange Act of 1934, the Company provided information with respect to certain of its previous restatement adjustments relating to the timing of recognition of launch support, marketing and other payments under affiliation agreements. The staff of the Division of Enforcement of the Securities and Exchange Commission has contacted the Company to ask for additional information on these launch support, marketing and other payments.

NOTE 3.    TRANSACTIONS

2004 Transactions

        In January 2004, Rainbow DBS Company, LLC, an indirect wholly-owned subsidiary of the Company, invested $100 for a 49% interest in DTV Norwich, an entity that acquired licenses at auction from the Federal Communications Commission ("FCC") to provide multichannel video distribution and data service ("MVDDS") in 46 metropolitan areas in the United States. In connection with the equity investment, the Company loaned DTV Norwich an additional $84,600 for the acquisition of these licenses (the "DTV Norwich Transaction"). Under the terms of the promissory note with DTV Norwich, the loan was forgiven when the FCC granted the MVDDS licenses to DTV Norwich on July 27, 2004 and September 23, 2004.

        Rainbow DBS also agreed to a put/call option with the other investor in DTV Norwich. Rainbow DBS had a call option to purchase an additional 41% membership interest in DTV Norwich at an exercise price of $4,230. Rainbow DBS exercised its call option on October 29, 2004. Rainbow DBS has received FCC approval to acquire the 41% membership interest which will give Rainbow DBS control of this entity. The other investor has the right, for ten years, to put its remaining 10% interest to Rainbow DBS at fair value to be determined by a process involving independent valuation experts.

        Pursuant to FIN 46R, Consolidation of Variable Interest Entities, this entity was consolidated with the Company as of the date of the transaction since it does not have sufficient equity to demonstrate that it can finance its activities without additional subordinated financial support. The acquired licenses were recorded in the accompanying consolidated balance sheet as other intangible assets and were deemed to have an indefinite life. Since this variable interest entity is not considered a business pursuant to FIN 46R, the excess of the fair value of the consideration paid and the newly consolidated non-controlling interest over the fair value of the newly consolidated identifiable assets, of $7,436 net of taxes of $5,384, was recorded as an extraordinary loss. In connection with the Company's decision in

December 2004 to seek strategic alternatives for the Rainbow DBS business (see Note 5 and Note 23), the Company reduced the carrying value of the acquired licenses to their estimated fair value of $6,113 based on available MVDDS auction value information.

        In accordance with the provisions of FIN 46R, the assets and liabilities attributable to the Company's 49.9% interest in Northcoast Communications (a wireless personal communications business) were consolidated and classified as assets and liabilities held for sale in the consolidated balance sheet as of March 31, 2004. Northcoast Communications' consolidated net assets consisted primarily of the net assets of its Cleveland PCS subsidiary. Vendor financing for the Cleveland PCS business consisted of a $75,000 credit facility at Cleveland PCS, LLC. This facility had no recourse to the Company or to Northcoast Communications, other than pursuant to a pledge by Northcoast Communications of the stock of Cleveland PCS and a guarantee of the payment by Northcoast Communications and the Company of the FCC indebtedness of the Cleveland PCS subsidiary which held the Cleveland PCS license. In March 2004, Northcoast Communications agreed to sell its Cleveland PCS business to an unaffiliated entity. The FCC indebtedness was fully repaid by Cleveland PCS in the second quarter of 2004. The sale of Cleveland PCS was consummated in July 2004 and the obligations of Cleveland PCS under the vendor financing were satisfied. The Company did not record any gain or loss in connection with the sale. The net assets sold in the third quarter of 2004 consisted of the following:

Cash, receivables, inventory, prepaid and other assets	$15,245
Property, equipment and PCS licenses	46,825

Total assets sold	$62,070

Accounts payable and accrued expenses	$15,212
Other liabilities	46,858

Total liabilities sold	$62,070

        The Company's investment in Northcoast Communications was zero at December 31, 2004.

2003 Transactions

        In July 2003, the Company repurchased Metro-Goldwyn-Mayer, Inc.'s ("MGM") 20% interest in each of AMC, The Independent Film Channel ("IFC") and WE: Women's Entertainment for $500,000 and entered into a film rights agreement relating to the MGM film library. The $500,000 purchase price consisted of $250,000 in cash and a $250,000 note issued by Cablevision and maturing five months after closing, payable in cash or, at Cablevision's election, shares of Cablevision NY Group Class A common stock. The $250,000 note required monthly principal payments of $2,500 in cash prior to maturity. The acquisition was accounted for as a purchase. The excess of the purchase price over the net book value of the assets acquired of approximately $415,662 was allocated to the specific assets acquired as follows:

	Useful Life
Property and equipment	5 years	$4,994

Amortizable intangible assets
Affiliation agreements	10 years	$327,934
Other intangibles	10 years	74,248

		$402,182

Indefinite-lived intangible assets
Excess costs over fair value of net assets acquired		$8,486

        In May 2003, Northcoast Communications completed its sale of spectrum licenses covering 50 U.S. markets to Verizon Wireless for approximately $763,000 in cash. Of the proceeds, approximately $51,000 was used by Northcoast Communications to retire debt. The remaining proceeds, after payment of expenses, were distributed to the partners of Northcoast Communications, including the Company. The Company's share of the proceeds was approximately $651,000. All of the funds were used by the Company to repay bank debt under the Restricted Group credit facility.

        In March 2003, the Company transferred the stock of its wholly-owned subsidiary, Cablevision Electronics Investments, Inc. to GBO Electronics Acquisition, LLC. As of December 31, 2003, the Company recorded losses aggregating $8,382, net of taxes, in connection with this transaction.

        In January 2003, subsidiaries of News Corporation ("News Corporation") exercised a put option relating to interests in Fox Sports Net Chicago and Fox Sports Net Bay Area that News Corporation held outside of Regional Programming Partners. Regional Programming Partners, which held a 50% interest in each of these businesses, is a 60% owned subsidiary of Rainbow Media Holdings. In March 2003, Rainbow Media Holdings and News Corporation agreed on a $110,000 purchase price for News Corporation's 50% interest in Fox Sports Net Bay Area and a $40,000 purchase price for News Corporation's 50% interest in Fox Sports Net Chicago, payable in each case in the form of three-year promissory notes of a subsidiary of Regional Programming Partners, bearing interest at the prime rate plus 1% and secured by Regional Programming Partners' 100% interest in Fox Sports Net Bay Area. The transaction closed in December 2003 and the operating results of the acquired businesses have been consolidated with those of the Company as of the acquisition date. The acquisition was accounted for as a purchase. The excess of the purchase price over the net book value of the assets acquired of approximately $77,259 was allocated to the specific assets acquired as follows:

	Useful Life
Amortizable intangible assets
Affiliation agreements	10 years	$47,544
Other intangibles	8-12 years	29,715

		$77,259

2002 Transactions

        During the six months ended June 30, 2002, NBC-Rainbow Holding, Inc., a subsidiary of National Broadcasting Company ("NBC"), had exchanged a 5.0% interest in Rainbow Media Holdings equity securities for 9,968,988 shares of Rainbow Media Group Class A common stock of Cablevision (valued at $98,514). The Rainbow Media Group common stock was exchanged for 11,872,367 shares of Cablevision NY Group Class A common stock on August 20, 2002. In September 2002, NBC exchanged a 0.7% interest in Rainbow Media Holdings equity securities for 1,647,266 shares of Cablevision NY Group Class A common stock of Cablevision (valued at $16,374). In connection with the sale of the Bravo programming service to NBC in December 2002 discussed below, the Company acquired NBC's remaining 17.2% minority interest in Rainbow Media Holdings, increasing the Company's interest in Rainbow Media Holdings to 100%.

        The acquisitions of the 22.9% and the 3.1% minority interests in 2002 and 2001, respectively, were accounted for as purchases. The excess of the purchase prices over the net book value of assets acquired of approximately $293,353 was allocated to the specific assets acquired, in 2002, as follows:

	Useful Life
Property and equipment	10 years	$7,359

Amortizable intangible assets
Affiliation agreements	10 years	$166,853
Broadcast rights	10 years	25,295
Other intangibles	7 to 10 years	36,807

		$228,955

Indefinite-lived intangible assets
Excess costs over the fair value of net assets acquired		$57,039

        In December 2002, the Company completed the sale of Rainbow Media Holdings' 80% interest in the Bravo programming service to NBC for $1.0 billion, payable in General Electric Company common stock and 53.2 million shares of Cablevision NY Group Class A common stock (21.8 million shares of Cablevision NY Group Class A common stock held by NBC and 31.4 million shares of Cablevision NY Group Class A common stock issuable upon the conversion of shares of Rainbow Media Holdings common stock held by NBC). The 21.8 million shares of Cablevision NY Group Class A common stock, valued at $359,750, have been recorded as treasury stock in the Company's consolidated balance sheet. The Company recorded a gain of $663,352, net of taxes, in connection with this transaction. The operating results of the Bravo programming service, including the gain on sale, have been classified as discontinued operations for all periods presented. The net operating results of the Bravo programming service were previously reported in the Rainbow segment.

        In March 2002, Rainbow Media Holdings acquired Loral Space and Communications, Ltd.'s 50% interest in Rainbow DBS (formerly R/L DBS Company, LLC) for a purchase price of up to a present value of $33,000 payable from a percentage of future revenues of Rainbow DBS' business, if any, or from any future sale of all or part of the interests in or assets of Rainbow DBS. This purchase increased Rainbow Media Holdings' ownership of Rainbow DBS to 100%. Rainbow DBS' operating results are consolidated with those of the Company as of the date of acquisition. At December 31, 2004 and 2003, the total amount due to Loral Space and Communications under this earn-out arrangement was $44,065 and $40,801.

        Rainbow DBS was formed for the purpose of exploiting certain direct broadcast satellite ("DBS") frequencies. The FCC's construction permit relating to the DBS frequencies was originally scheduled to expire in August 1999. In December 2000, the FCC granted an extension to Rainbow DBS' construction permit relating to the DBS frequencies held by Rainbow DBS. The extension required the launch of a satellite by March 29, 2003 and commencement of service offerings by not later than December 29, 2003, with specified six month interim construction milestones, non-compliance with which would result in the forfeiture of the construction permit. In March 2003, Rainbow DBS requested an extension of the launch date of a direct broadcast satellite to August 31, 2003 due to the satellite manufacturer's need for additional time for scheduling and testing of the launch vehicle for the satellite. On July 17, 2003, Rainbow DBS successfully launched a direct broadcast satellite into space and on October 15, 2003, Rainbow DBS introduced VOOMSM, the Company's direct broadcast satellite service. See Note 23 for a discussion of subsequent events.

NOTE 4.    RESTRUCTURING CHARGES

        In December 2001, the Company recorded restructuring charges of $56,442 (including $13,720 for discontinued operations) which included expenses of approximately $21,018 associated with the elimination of approximately 600 positions, primarily in corporate, administrative and infrastructure functions across various business units of the Company, and estimated expenses of approximately $35,424 associated with facility realignment and other related costs. The following table summarizes the accrued restructuring liability related to the 2001 restructuring plan for continuing operations:

	Employee Severance	Facility Realignment and Other Costs	Total
Balance at December 31, 2001	$11,615	$31,107	$42,722
Additional charges (credits)	3,688	(2,670)	1,018
Payments	(14,089)	(8,414)	(22,503)
Other	—	1,555	1,555

Balance at December 31, 2002	1,214	21,578	22,792
Additional charges (credits)	(232)	4,833	4,601
Payments	(979)	(7,199)	(8,178)

Balance at December 31, 2003	3	19,212	19,215
Credits	—	(5,589)	(5,589)
Payments	(3)	(7,242)	(7,245)

Balance at December 31, 2004	$—	$6,381	$6,381

        In 2002, the Company announced a new operating plan and restructuring which included the closing of 26 retail electronics store locations, the consolidation of customer service call centers, and the elimination of certain staff positions. Additionally, the Company reached an agreement with its supplier of set top boxes which reduced the Company's purchase commitments for set top boxes from

$378,500 in 2002, $378,500 in 2003, and $567,750 in 2004 to a total remaining commitment of $87,500 in 2002 and nothing thereafter and required the Company to make certain other cash payments aggregating $50,000 plus interest on a portion of such amount with respect to, among other things, a license for certain software (valued at $17,500 based on an independent appraisal). In connection with this plan, the Company recorded restructuring charges of $84,626 (including $11,553 for discontinued operations) which included $21,762 (including $3,642 for discontinued operations) associated with the elimination of approximately 3,000 positions, $30,364 (including $7,911 for discontinued operations) associated with facility realignment and other related costs and $32,500 associated with the reduction in required digital set top box commitments. The following table summarizes the accrued restructuring liability related to the 2002 restructuring plan for continuing operations:

	Employee Severance	Facility Realignment and Other Costs	Total
Restructuring charges	$18,120	$54,953	$73,073
Payments	(12,647)	(7,964)	(20,611)
Other	—	1,029	1,029

Balance at December 31, 2002	5,473	48,018	53,491
Additional charges (credits)	1,224	(1,211)	13
Payments	(6,490)	(7,184)	(13,674)

Balance at December 31, 2003	207	39,623	39,830
Credits	(68)	(172)	(240)
Payments	(139)	(9,218)	(9,357)

Balance at December 31, 2004	$—	$30,233	$30,233

        In 2003, the Company eliminated certain staff positions and incurred severance costs aggregating $6,111. The following table summarizes the accrued restructuring liability related to the 2003 restructuring plan for continuing operations:

Employee Severance
Balance at December 31, 2003	$2,258
Additional charges	238
Payments	(2,418)

Balance at December 31, 2004	$78

        In connection with the acquisition of News Corporation's 50% interest in Fox Sports Net Chicago in December 2003, the Company consolidated a restructuring liability of $380 relating to facility realignment costs. This liability was paid in full as of December 31, 2004.

        During 2004, the Company recorded restructuring charges aggregating $5,742, associated with the elimination of certain positions in various business units of the Company. As of December 31, 2004, approximately $4,409 of these charges was paid.

        Restructuring expenses (credits) by segment for the years ended December 31, 2004, 2003 and 2002 are as follows:

	Years Ended December 31,
	2004	2003	2002
Telecommunications Services	$736	$2,924	$47,388
Rainbow	908	(49)	(4,477)
Madison Square Garden	4,146	3,735	550
Rainbow DBS	—	—	—
All Other	(5,639)	4,115	30,630

	$151	$10,725	$74,091

        At December 31, 2004, the restructuring liability was classified as a current liability in the consolidated balance sheet.

NOTE 5.    IMPAIRMENT CHARGES

        In connection with the Board of Directors' decision in December 2004 to suspend pursuing the spin-off of its Rainbow Media Enterprises subsidiary and instead to pursue strategic alternatives for its Rainbow DBS business, the Company performed a review of its assets for recoverability. The Company recorded an impairment charge of $245,955 reflecting the excess of the carrying value over the estimated fair value of long-lived assets, which has been recorded in depreciation and amortization and includes $87,701 of impairments of goodwill and other indefinite-lived intangible assets. The Company also recorded a charge of $108,857 included in technical and operating expenses representing $75,805 for the write down of certain film and programming contracts and $33,052 for the write off of equipment inventory and deposits. The impairment charges related to film and programming contracts, equipment inventory and deposits are based on net realizable value and the impairment charges related to goodwill, intangible and long-lived assets are based on estimates of fair value, all of which are subject to change upon final disposition of these assets.

        In addition, the Company recorded impairment charges of $2,394, included in deprecation and amortization, relating to certain other long-lived assets deemed impaired within its theater operations and Rainbow segment in 2004.

        We periodically review the programming usefulness of our feature film inventory based on a series of factors, including ratings, type and quality of program material, standards and practices, and fitness for exhibition based on the programming of the individual programming service. If we determine that substantially all of the films in a film license agreement have no future programming usefulness and will no longer be exploited, we record a write-off for the portion of the unamortized cost of the film license agreement that was attributed to those films.

        As part of its periodic review of expected programming usefulness, the Company recorded an impairment loss of $297, $17,900 and $1,900 in 2004, 2003 and 2002, respectively. Such amounts represent the write-off of the carrying value of certain film and programming contracts of the Company's Rainbow segment and are included in technical and operating expense.

        In December 2002, the Company recorded an impairment loss of approximately $43,222, included in discontinued operations, representing the write down of software and leasehold improvements relating to the Company's retail electronics business. The retail electronics business' projected future operating losses caused the Company to reassess the recoverability of the retail electronics business' fixed assets. The carrying value of these fixed assets exceeded the estimated fair value based on discounted cash flows.

NOTE 6.    DISCONTINUED OPERATIONS

        The operating results and gain (loss) on the transfer of the retail electronics stores in March 2003 and the sale of the Bravo programming business in December 2002, have been classified as discontinued operations, net of taxes, in the Company's consolidated statements of operations for all periods presented. For the year ended December 31, 2004, the Company recorded losses, net of taxes, of approximately $1,092, representing the finalization of film asset adjustments that relate to the sale of the Bravo programming business. In addition, the Company recorded losses, net of taxes, of approximately $562 for the year ended December 31, 2004 that related primarily to estimated legal and payroll tax settlements in connection with the transfer of the retail electronics business.

        Operating results of discontinued operations for the years ended December 31, 2004, 2003 and 2002 are summarized below:

	Year Ended December 31, 2004
	Retail Electronics	Bravo	Total
Revenues, net	$—	$—	$—

Loss before income taxes	$(5,093)	$(1,861)	$(6,954)
Income tax benefit	4,531	769	5,300

Net loss	$(562)	$(1,092)	$(1,654)

Year Ended December 31, 2003
Retail Electronics
Revenues, net	$30,842

Loss before income taxes	$(19,468)
Income tax benefit	5,345

Net loss (including loss on sale of $8,382, net of taxes)	$(14,123)

	Year Ended December 31, 2002
	Retail Electronics	Bravo	Total
Revenues, net	$483,246	$131,682	$614,928

Income (loss) before income taxes	$(198,546)	$911,730	$713,184
Income tax benefit (expense)	83,389	(233,906)	(150,517)

Net income (loss) (including gain on sale of Bravo of $663,352, net of taxes)	$(115,157)	$677,824	$562,667

NOTE 7.    PROPERTY, PLANT AND EQUIPMENT

        Costs incurred in the construction of the Company's cable television system, including line extensions to, and rebuild of, the Company's hybrid fiber-coaxial infrastructure and costs incurred in the construction of the Company's headend facilities are capitalized and included in "headends" and "infrastructure," below. These costs consist of materials, sub-contractor labor, direct consulting fees, and internal labor and related costs associated with the construction activities. The internal costs that are capitalized consist of salaries and benefits of Company employees and the portion of facility costs, including rent, taxes, insurance and utilities, that supports the construction activities. Infrastructure costs are depreciated over the 12-year estimated life of the plant, and headend facilities are depreciated over the estimated life of the specific component, ranging from 4 years for certain electronics to 15 years for tower sites. Costs of operating the plant and the technical facilities, including repairs and maintenance and call completion fees, are expensed as incurred.

        In addition, the costs of connecting businesses or residences that have never before been connected to the service offering are capitalized. These costs include material, subcontractor and internal labor and related costs as discussed above. In addition, on-site and remote technical assistance during the provisioning process for new digital product offerings are capitalized. The departmental activities supporting the connection process are tracked through specific metrics, and the portion of departmental costs that is capitalized is determined through a time weighted activity allocation of costs incurred based on time studies used to estimate the average time spent on each activity. New connections are amortized over 5 years or 12 years for residence wiring and feeder cable to the home, respectively. The portion of departmental costs related to reconnection, programming service up- and down- grade, repair and maintenance, and disconnection activities are expensed as incurred.

        Property, plant and equipment consist of the following assets, which are depreciated or amortized primarily on a straight-line basis over the estimated useful lives shown below:

	December 31,
			Estimated Useful Lives
	2004	2003
Customer equipment	$1,145,462	$1,090,123	3 to 8 years
Headends	415,291	399,839	4 to 15 years
Multimedia	106,407	86,144	4 years
Central office equipment	364,122	343,027	5 to 10 years
Infrastructure	4,199,018	4,010,352	3 to 12 years
Program, service and data processing equipment	1,103,472	1,058,832	2 to 16 years
Microwave equipment	72,071	79,544	2 to 10 years
Satellite	198,254	271,549	14 years
Construction in progress (including materials and supplies)	51,494	50,975	—
Furniture and fixtures	159,336	158,714	1 to 10 years
Transportation equipment	214,497	214,321	3 to 15 years
Buildings and building improvements	347,417	341,253	10 to 40 years
Leasehold improvements	496,393	497,188	Term of lease
Land	42,712	42,725	—

	8,915,946	8,644,586
Less accumulated depreciation and amortization	4,684,432	4,051,376

	$4,231,514	$4,593,210

        Depreciation expense for the years ended December 31, 2004, 2003 and 2002 amounted to $1,141,810, $978,015 and $855,202, respectively.

        At December 31, 2004 and 2003, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

	December 31,
	2004	2003
Equipment	$128,236	$123,084
Less accumulated amortization	64,829	47,813

	$63,407	$75,271

NOTE 8.    INTANGIBLE ASSETS

        The following table summarizes information relating to the Company's acquired intangible assets at December 31, 2004 and 2003:

	2004	2003
Gross carrying amount of amortizable intangible assets
Affiliation agreements	$786,901	$794,186
Broadcast rights	152,944	142,302
Player contracts	3,195	8,758
Advertiser relationships	100,446	100,446
Other intangibles	112,589	96,945

	1,156,075	1,142,637

Accumulated amortization
Affiliation agreements	321,843	248,595
Broadcast rights	71,305	58,507
Player contracts	3,023	7,621
Advertiser relationships	22,128	11,361
Other intangibles	29,135	23,618

	447,434	349,702

Indefinite-lived intangible assets
Franchises	731,848	731,848
FCC licenses and other intangibles	8,729	1,899
Excess costs over the fair value of net assets acquired	1,468,803	1,471,114

	2,209,380	2,204,861

Total intangibles	$2,918,021	$2,997,796

Aggregate amortization expense
Years ended December 31, 2004 and 2003	$103,315	$82,636
Estimated amortization expense
Year ending December 31, 2005	$91,484
Year ending December 31, 2006	87,368
Year ending December 31, 2007	85,518
Year ending December 31, 2008	84,565
Year ending December 31, 2009	82,569

        The changes in the carrying amount of excess costs over the fair value of net assets acquired for the years ended December 31, 2004 and 2003 are as follows:

	Tele- communications	MSG	Rainbow	Rainbow DBS	Other	Total Company
Balance as of December 31, 2002	$206,971	$1,152,131	$87,657	$2,311	$13,558	$1,462,628
Excess costs over the fair value of net assets acquired, net of taxes	—	—	8,486	—	—	8,486

Balance as of December 31, 2003	206,971	1,152,131	96,143	2,311	13,558	1,471,114
Impairment loss relating to the Rainbow DBS business	—	—	—	(2,311)	—	(2,311)

Balance as of December 31, 2004	$206,971	$1,152,131	$96,143	$—	$13,558	$1,468,803

NOTE 9.    DEBT

Bank Debt

Restricted Group

        CSC Holdings, Inc. (a wholly-owned subsidiary of Cablevision) has a $2,400,000 revolving credit facility (the "Credit Agreement") with a group of banks which matures on June 30, 2006. The facility is guaranteed by certain subsidiaries of CSC Holdings, primarily its cable television operating subsidiaries and its commercial telephone subsidiary ("Restricted Group"). The total amount of bank debt outstanding under the Restricted Group credit facility at December 31, 2004 and 2003 was $1,889,000 and $1,513,039 (including $1,039 outstanding under a separate overdraft facility at December 31, 2003), respectively. As of December 31, 2004, approximately $53,375 was restricted for certain letters of credit issued on behalf of CSC Holdings. Interest on outstanding amounts may be paid, at the option of the Company, based on the prime rate or a Eurodollar rate plus a margin which varies based on the Restricted Group's leverage ratio (as defined in the Credit Agreement).

        Undrawn funds under the Credit Agreement amounted to approximately $457,625 at December 31, 2004. The Credit Agreement contains certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds thereunder. The Credit Agreement contains various restrictive covenants, among which are the maintenance of various financial ratios, limitations on additional indebtedness and limitations on certain payments, including preferred dividends and dividends on its common stock. In January 2005, the Company amended the debt to cash flow ratio permitted under the Credit Agreement. The amended covenant is 6.25 times through June 30, 2005, 5.75 times through December 31, 2005 and 5.50 times thereafter through June 30, 2006. The Company was in compliance with the covenants of its Credit Agreement at December 31, 2004.

        The weighted average interest rate on all bank borrowings under the Credit Agreement was 3.73% and 3.19% on December 31, 2004 and 2003, respectively. The Company is also obligated to pay fees ranging from 0.375% to 0.75% per annum on the unused loan commitment and from 0.875% to 2.50% per annum on letters of credit issued under the Credit Agreement.

Rainbow National Services

        In August 2004, Rainbow National Services LLC ("RNS"), an indirect wholly-owned subsidiary of Rainbow Media Holdings, which owns the common equity interests in the Company's three national programming services—AMC, WE and IFC, entered into a $950,000 senior secured credit facility ($350,000 of which is a revolving credit facility maturing September 30, 2011 and $600,000 of which is a term loan facility maturing March 31, 2012). The RNS credit facility is secured by the assets and stock of AMC, WE and IFC and guaranteed by AMC, WE and IFC, and Rainbow Programming Holdings, RNS's direct parent. The RNS credit facility contains certain covenants that require the maintenance of financial ratios (as defined in the credit facility) as well as restrictions on distributions, additional indebtedness, and liens. The maximum total leverage ratio per the credit facility is 6.75 times the cash flow (as defined) of AMC, IFC and WE through 2006. The revolving credit facility requires commitment reductions beginning December 31, 2009 through September 30, 2011. The term loan requires amortization of 0.25% of the original outstanding balance per quarter beginning June 30, 2005 through March 31, 2011 and 23.50% of the original outstanding balance for each quarter thereafter through its maturity date. Borrowings under the revolving credit facility bear interest at LIBOR plus a margin based upon the leverage ratio. Amounts under the term loan bear interest at LIBOR plus 2.75%. There were no amounts outstanding under the revolving credit facility as of December 31, 2004. The weighted average interest rate under the term loan was 5.19% on December 31, 2004.

Rainbow Media Holdings

        In December 2003, Rainbow Media Holdings, a wholly-owned subsidiary of CSC Holdings entered into an $823,000 credit facility consisting of a $200,000 revolving credit facility and a $623,000 term loan, maturing on March 31, 2008 and March 31, 2009, respectively. This facility amended and combined the previously existing Rainbow Media Holdings $300,000 credit facility and the AMC, IFC and WE $75,000 credit facility entered into in March 2003. The amended facility had been secured primarily by the assets of and guaranteed by AMC, IFC, and WE. Rainbow Media Holdings' 100% interest in the stock of these entities was also pledged as collateral.

        Loans under the Rainbow Media Holdings credit facility bore interest at the Eurodollar rate plus a margin based upon Rainbow Media Holdings' leverage ratio. At December 31, 2003, $734,000 was outstanding under this credit facility and bore interest at a weighted average rate of 3.57%.

        In August 2004, RNS distributed approximately $704,900 to Rainbow Media Holdings which it used to repay all outstanding amounts under its credit facility and collateralize outstanding letters of credit. Such proceeds were obtained through the issuance of bank debt and the issuance of senior and senior subordinated notes by RNS. The Company wrote off approximately $12,694 of unamortized deferred financing costs in connection with the termination of the credit facility in 2004.

Madison Square Garden

        MSG, a subsidiary of Regional Programming Partners, had a $500,000 revolving credit facility with a group of banks which was to mature on December 31, 2004. MSG had pledged substantially all of its assets as collateral under the credit facility. Loans under the MSG credit facility bore interest at either prime rate or a Eurodollar rate plus a margin based upon MSG's consolidated leverage ratio. At

December 31, 2003, loans outstanding amounted to $110,000, and bore interest at a weighted average rate of 1.93%. In March 2004, borrowings under the credit facility were repaid in full and the credit facility was terminated with proceeds from a $146,000 equity contribution from Regional Programming Partners. The Company wrote off approximately $1,187 of unamortized deferred financing costs in connection with the termination of the credit facility.

Senior Notes and Debentures

        The following table summarizes the Company's senior notes and debentures:

						Carrying Amount at December 31,
Issuer	Date Issued	Maturity Date		Face Amount	Original Issue Discount
			Rate			2004	2003
Cablevision (a)	April 2004	April 2009	Floating	$500,000	$—	$500,000	$—
Cablevision (b)	April 2004	April 2012	8.00%	1,000,000	—	1,000,000	—
CSC Holdings (b)	April 2004	April 2012	6.75%	500,000	—	500,000	—
RNS (c)	August 2004	September 2012	8.75%	300,000	2,163	297,938	—
CSC Holdings (a)	July 1999	July 2009	8.125%	500,000	2,330	498,958	498,725
CSC Holdings (a)	July 1998	July 2008	7.25%	500,000	—	500,000	500,000
CSC Holdings (a)	July 1998	July 2018	7.625%	500,000	495	499,664	499,639
CSC Holdings (a)	February 1998	February 2018	7.875%	300,000	3,429	297,746	297,575
CSC Holdings (a)	December 1997	December 2007	7.875%	500,000	525	499,844	499,791
CSC Holdings (a)	August 1997	August 2009	8.125%	400,000	1,492	399,420	399,296
CSC Holdings (a)	March 2001	April 2011	7.625%	1,000,000	3,210	997,994	997,673

				$6,000,000	$13,644	$5,991,564	$3,692,699

(a)
These notes are not redeemable by the Company prior to maturity.

(b)
The Company may redeem some or all of the notes at any time at a make-whole redemption price calculated by reference to market interest rates for comparable maturity treasury notes plus a spread.

(c)
The senior notes are redeemable, in whole or in part, at a redemption price equal to 104.375% of face value at any time on or after September 1, 2008, 102.188% of face value on or after September 1, 2009, and 100% of face value on or after September 1, 2010.

        In April 2004, Cablevision issued $1,000,000 face amount of 8% senior notes due 2012 and $500,000 face amount of floating rate senior notes due 2009. In addition, CSC Holdings issued $500,000 face amount of 6 3/4% senior notes due 2012. In August 2004, RNS issued $300,000 aggregate principal amount of 8 3/4% senior notes due 2012.

        The indentures under which the senior notes and debentures were issued contain various covenants, which are generally less restrictive than those contained in the credit agreement of the issuer with which the issuer was in compliance at December 31, 2004.

Senior Subordinated Notes and Debentures

        The following table summarizes the Company's senior subordinated notes and debentures:

		Carrying Amount at December 31,
				Redemption (b)
	Principal Amount
		2004	2003	Date	Price
RNS
10 3/8% Senior Subordinated Notes due 2014, issued August 2004 (a)	$500,000	$496,231	$—	September 1, 2009 September 1, 2010 September 1, 2011	105.188 103.458 101.729	% % %
CSC Holdings
10 1/2% Senior Subordinated Debentures due 2016, issued May 1996	250,000	250,000	250,000	May 15, 2006 May 15, 2007 May 15, 2008 May 15, 2009	105.250 103.938 102.625 101.313	% % % %
CSC Holdings
9 7/8% Senior Subordinated Debentures due 2013, issued February 1993	200,000	—	199,429	(c)
CSC Holdings
9 7/8% Senior Subordinated Debentures due 2023, issued April 1993	150,000	—	149,774	(c)

	$1,100,000	$746,231	$599,203

(a)
These notes were discounted $3,915 upon original issuance.

(b)
The notes/debentures are redeemable, at the Company's option, in whole or in part, on the redemption dates listed at the respective percentage of the principal amount and thereafter at 100% of the aggregate principal amount, in each case together with accrued interest to the redemption date.

(c)
In May 2004, the Company redeemed these senior subordinated debentures. In connection with these redemptions, the Company recognized a loss of $14,325 representing primarily the redemption premiums paid.

        In August 2004, RNS issued $500,000 aggregate principal amount of 10 3/8% senior subordinated notes due 2014.

        The indentures under which the senior subordinated notes and debentures were issued contain various covenants, which are generally less restrictive than those contained in the credit agreement of the issuer with which the issuer was in compliance at December 31, 2004.

Summary of Five Year Debt Maturities

        Total amounts payable by the Company and its subsidiaries under its various debt obligations outstanding as of December 31, 2004, including collateralized indebtedness (see Note 12) and capital leases, during the five years subsequent to December 31, 2004, are as follows:

Years Ending December 31,
2005	$651,315
2006	2,927,999
2007	618,140
2008	542,648
2009	1,409,300

NOTE 10.    PREFERRED STOCK OF CSC HOLDINGS, INC.

        The following summarizes each series of CSC Holdings' preferred stock at December 31, 2003:

	December 31, 2003
	Shares	Balance
Series A Preferred	80,001	$80,001
Series H Preferred	4,341,813	434,181
Series M Preferred	11,101,126	1,110,113

		$1,624,295

        In February 2003, Quadrangle Capital Partners LP, a private investment firm, invested $75,000 in CSC Holdings, in the form of 10% Series A Exchangeable Participating Preferred Stock convertible into Cablevision NY Group Class A common stock.

        In connection with the issuance of the Series A preferred stock to Quadrangle, the Company entered into an agreement with Quadrangle which granted Quadrangle the right to require the Company to purchase the preferred stock ("put option") for cash or through the issuance of registered equity securities of the Company, at the Company's option. The exchange right and the put option were accounted for as a derivative. Accordingly, the fair value of the exchange right and the put option has been reflected as a liability under derivative contracts in the accompanying consolidated balance sheet at December 31, 2003. The change in the fair value of the exchange right and put option of $31,709 and $38,618 for the years ended December 31, 2004 and 2003, respectively has been reflected as a loss on derivative contracts in the accompanying consolidated statement of operations.

        In October 2003, Quadrangle exercised its "put option" to require CSC Holdings to purchase all of its Series A Exchangeable Participating Preferred Stock. The parties entered into an agreement that the put price was $150,328. The put price was paid in cash by CSC Holdings in August 2004.

        In February 1996, CSC Holdings issued 6,500,000 depositary shares, representing 65,000 shares of 11 1/8% Series L Redeemable Exchangeable Preferred Stock (the "Series L Preferred Stock"), which were subsequently exchanged for Series M Redeemable Exchangeable Preferred Stock (the "Series M Preferred Stock") in August 1996 with terms identical to the Series L Preferred Stock. The depositary shares were exchangeable, in whole but not in part, at the option of CSC Holdings, for CSC Holdings' 11 1/8% Senior Subordinated Debentures due 2008. CSC Holdings was required to redeem the Series M Preferred Stock on April 1, 2008 at a redemption price equal to the liquidation preference of $10,000 per share plus accumulated and unpaid dividends. The Series M Preferred Stock was redeemable at various redemption prices beginning at 105.563% at any time on or after April 1, 2003, at the option of CSC Holdings, with accumulated and unpaid dividends thereon to the date of redemption. Before April 1, 2001, dividends could, at the option of CSC Holdings, be paid in cash or by issuing fully paid and nonassessable shares of Series M Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends. On and after April 1, 2001, dividends were payable in cash. CSC Holdings paid cash dividends on the Series M Preferred Stock of approximately $42,882, $123,500 and $123,500 in 2004, 2003 and 2002, respectively.

        In September 1995, CSC Holdings issued 2,500,000 shares of its $.01 par value 11 3/4% Series H Redeemable Exchangeable Preferred Stock (the "Series H Preferred Stock") with an aggregate liquidation preference of $100 per share. CSC Holdings was required to redeem the Series H Preferred Stock on October 1, 2007 at a redemption price per share equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends thereon. The Series H Preferred Stock was redeemable at various redemption prices beginning at 105.875% at any time on or after October 1, 2002, at the option of CSC Holdings, with accumulated and unpaid dividends thereon to the date of redemption. Before October 1, 2000, dividends could, at the option of CSC Holdings, be paid in cash or by issuing fully paid and nonassessable shares of Series H Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends. On and after October 1, 2000, dividends were payable in cash. The terms of the Series H Preferred Stock permitted CSC Holdings, at its option, to exchange the Series H Preferred Stock for CSC Holdings' 11 3/4% Senior Subordinated Debentures due 2007 in an aggregate principal amount equal to the aggregate liquidation preference of the shares of Series H Preferred Stock. CSC Holdings paid cash dividends on the Series H Preferred Stock of approximately $17,712, $51,016 and $51,016 in 2004, 2003 and 2002, respectively.

        In May 2004, CSC Holdings redeemed all of its Series H Preferred Stock and its Series M Preferred Stock. In connection with the redemptions, the Company recognized a loss of $58,170 representing the redemption premiums paid. In addition, the Company wrote off $5,080 of unamortized deferred financing costs in connection with these redemptions.

        In connection with the implementation of Statement 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, on July 1, 2003, the carrying value of CSC Holdings' Series H and Series M Preferred Stock of $434,181 and $1,110,113, respectively, was classified as a liability. In addition, beginning July 1, 2003, dividends have been classified as interest expense, increasing interest expense by $87,258 for the year ended December 31, 2003. Prior to July 1,

2003, preferred stock dividend requirements of CSC Holdings are included in minority interests in the accompanying consolidated statements of operations.

NOTE 11.    INCOME TAXES

        The Company files a consolidated federal income tax return with its 80% or more owned subsidiaries.

        Income tax expense (benefit) attributable to continuing operations consists of the following components:

	Years Ended December 31,
	2004	2003	2002
Current expense:
Federal	$93	$—	$—
State	6,669	6,772	5,360

	6,762	6,772	5,360

Deferred expense (benefit):
Federal	(186,261)	(43,367)	(46,842)
State	(154,197)	56,962	(32,900)

	(340,458)	13,595	(79,742)

Income tax expense (benefit)	$(333,696)	$20,367	$(74,382)

        The income tax expense (benefit) attributable to continuing operations for 2004, 2003 and 2002 exclude deferred federal and state tax benefits of $813, $1,165, and $10,983, respectively, resulting from the exercise of stock options, which were credited directly to paid-in capital.

        The income tax expense (benefit) attributable to continuing operations differs from the amount derived by applying the statutory federal rate to pretax income principally due to the effect of the following items:

	Years Ended December 31,
	2004	2003	2002
Federal tax benefit at statutory federal rate	$(350,244)	$(91,962)	$(190,108)
State income taxes, net of federal benefit	(45,874)	(16,405)	(20,612)
Minority interests	—	—	16,738
Changes in the valuation allowance	14,036	27,988	58,576
State rate change, net of federal benefit	(21,615)	23,231	(5,950)
Nondeductible expense relating to Series A preferred stock	11,098	13,517	—
Nondeductible preferred stock dividends	21,208	62,831	61,080
Redemption premium on Series H and Series M Preferred Stock	20,360	—	—
Nondeductible business development expenses	1,251	2,407	2,240
Other nondeductible expenses	9,355	3,687	1,748
Other	6,729	(4,927)	1,906

Income tax expense (benefit)	$(333,696)	$20,367	$(74,382)

        At December 31, 2004, the Company had consolidated net operating loss carry forwards of approximately $3,153,641 expiring on various dates through 2024.

        The Company's net operating loss carry forwards expire as follows:

2007	$18,022
2008	111,830
2009	137,011
2010	142,821
2011	151,008
2012	72,442
2018	107,711
2019	540,611
2020	135,983
2021	372,895
2022	238,533
2023	494,814
2024	629,960

$3,153,641

        The tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 2004 and 2003 are as follows:

	December 31,
	2004	2003
Deferred Asset (Liability)
Current
Benefit plans	$26,354	$41,422
Allowance for doubtful accounts	5,911	3,019
Reserve for restructuring	15,962	11,584
Other assets	19,159	—
Other liability	60,883	54,390

Deferred tax asset	128,269	110,415
Valuation allowance	(3,741)	(2,755)

Net deferred tax asset, current	124,528	107,660

Long-Term
Benefits of tax loss carry forwards	1,274,601	1,002,667
Reserve for restructuring	—	16,398
Benefit plans	32,473	1,238
Other	5,568	—

Deferred tax asset	1,312,642	1,020,303
Valuation allowance	(38,283)	(25,233)

Net deferred tax asset, long-term	1,274,359	995,070

Fixed assets and intangibles	(537,807)	(456,322)
Investments	(383,390)	(529,862)
Partnership investments	(336,113)	(328,838)
Other	—	(1,064)

Deferred tax liability, long-term	(1,257,310)	(1,316,086)

Net deferred tax asset (liability), long-term	17,049	(321,016)

Total net deferred tax asset (liability)	$141,577	$(213,356)

        Deferred tax assets have resulted primarily from the Company's future deductible temporary differences and net operating loss carry forwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company's ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the utilization of its net operating loss carry forwards and deductible temporary differences and tax planning strategies. If such estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company's consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly. In 2002, the income tax benefit of the Company reflects an increase in the valuation allowance of $58,576. At the end of the second quarter of 2002, NBC exchanged part of its interest in Rainbow Media Holdings for shares of the Company's common stock. As a result of this exchange, Rainbow Media Holdings became a member of the consolidated federal income tax return of the Company. The exchange was accounted for under the purchase method of accounting. Accordingly, the valuation allowance was reduced to zero, resulting in a reduction to the recorded goodwill, without any income statement benefit. In 2004 and 2003, the Company recorded increases in the valuation allowance of $14,036 and $27,988, respectively, relating to certain state net operating loss carry forwards.

NOTE 12.    COLLATERALIZED INDEBTEDNESS AND DERIVATIVES

        To manage interest rate risk, the Company has from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or convert fixed rate borrowings to variable rates to provide an economic hedge against the risk of higher borrowing costs in a declining interest rate environment. At December 31, 2004, the Company was a party to interest rate swap agreements to pay floating rates of interest with a total notional value of $450,000 and a fair value of approximately $4,051, a net liability position. At December 31, 2003, the Company was a party to interest rate swap agreements to pay fixed rates of interest with a total notional value of $600,000 and a fair value of approximately $349, a net liability position. These agreements have not been designated as hedges for accounting purposes.

        In addition, the Company has entered into prepaid interest rate swap agreements in connection with its monetization of certain of its stock holdings, discussed below. These contracts require the Company to pay a floating rate of interest in exchange for fixed rate interest payments, the net present value of which was paid to the Company at the contract's inception in a total amount of $239,270. As of December 31, 2004 and 2003, the total notional value of such contracts was $1,115,045 and the fair values of such contracts were $47,314 and $65,753, respectively, in a net liability position. These agreements have not been designated as hedges for accounting purposes.

        The changes in the fair value of the Company's swap agreements and the net realized gains (losses) as a result of net cash interest income (expense) for the years ended December 31, 2004, 2003 and 2002 aggregating approximately $(656), $10,420 and $115,943, respectively, are reflected in gain (loss) on derivative contracts in the accompanying consolidated statements of operations.

        The Company has also entered into various transactions to provide an economic hedge against equity price risk on certain of its stock holdings. The Company had monetized all of its stock holdings in Charter Communications, Inc., Adelphia Communications Corporation, AT&T, AT&T Wireless, Comcast Corporation, General Electric Company and Leapfrog Enterprises, Inc. through the execution of prepaid forward contracts, collateralized by an equivalent amount of the respective underlying stock. The contracts set a floor and cap on the Company's participation in the changes in the underlying stock prices and at maturity are expected to offset declines in the fair values of the underlying stock below the hedge price per share, while allowing the Company to retain upside appreciation from the hedge price per share to the cap price. At maturity, the contracts provide for the option to deliver cash or shares of AT&T, Comcast, Charter Communications, Adelphia Communications, General Electric or Leapfrog stock (as the case may be) with a value determined by reference to the applicable stock price at maturity.

        The Company received cash proceeds of $330,728 in 2003 and $1,549,411 in 2001, upon execution of the prepaid forward contracts discussed above which has been reflected as collateralized indebtedness in the accompanying consolidated balance sheets. In addition, the Company separately accounts for the equity derivative component of the prepaid forward contracts. These equity derivatives have not been designated as hedges for accounting purposes. Therefore, the fair values of the equity derivatives of $371,856 and $524,895, at December 31, 2004 and 2003, respectively, have been reflected in the accompanying consolidated balance sheets and the net increases (decreases) in the fair value of the equity derivative component of the prepaid forward contracts of $(132,940), $(180,125) and $808,094 as of December 31, 2004, 2003 and 2002, respectively, are included in gain (loss) on derivative contracts in the accompanying consolidated statements of operations. For the years ended December 31, 2004, 2003 and 2002, the Company recorded a gain (loss) on investments of $135,649, $231,836 and $(865,616), respectively, representing the net increases or decreases in the fair values of all investment securities pledged as collateral for the period. The 2004 gain includes $99,845 relating to the AT&T Wireless common stock transaction discussed below.

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

        In connection with the issuance of the Series A preferred stock to Quadrangle, the Company entered into an agreement with Quadrangle which granted Quadrangle the right to require the Company to purchase the preferred stock ("put option") for cash or through the issuance of registered equity securities of the Company, at the Company's option. The exchange right and the put option have been accounted for as a derivative. Accordingly, the fair value of the exchange right and the put option of $38,618 at December 31, 2003 has been reflected as a liability under derivative contracts in the accompanying consolidated balance sheet. The change in the fair value of the exchange right and put option of $31,709 and $38,618 for the years ended December 31, 2004 and 2003, respectively, has been reflected as a loss on derivative contracts in the accompanying consolidated statement of operations. In October 2003, Quadrangle exercised its put option to require CSC Holdings to purchase all of its Series A Exchangeable Participating Preferred Stock. The parties entered into an agreement that the put price was $150,328. The put price was paid in cash by CSC Holdings in August 2004.

        In October 2004, the Company received $213,647 in cash in exchange for all 14.2 million shares it owned of AT&T Wireless common stock, representing the $15 share price paid in consideration of the merger between AT&T Wireless and Cingular Wireless LLC. The shares and resultant cash exchanged for such shares had previously been pledged in support of the repayment of the collateralized debt. As a result of that exchange, the Company's prepaid forward contracts relating to its shares of AT&T Wireless were terminated. The termination provisions under the prepaid forward contracts required the Company to repay the fair value of the collateralized indebtedness less the sum of the fair value of the underlying stock and equity collars. The Company recognized a loss on the extinguishment of debt of approximately $6,076 representing the difference between the fair value and the carrying value of the collateralized indebtedness. At December 31, 2004, the Company had settled certain collateralized indebtedness with a fair value of $124,100 by releasing to the counterparty cash proceeds from the related prepaid forward contract totaling $20,100 and the cash from the merger transaction of $105,000 both of which had been pledged in settlement of the debt. The Company received the net difference of $1,000 in cash.

        The remaining collateralized indebtedness related to the AT&T Wireless shares was settled in February 2005 and accordingly, the balance sheet at December 31, 2004 reflects the redemption value of the collateralized indebtedness of $116,544, the fair value of the prepaid forward contracts of $8,897 and restricted cash of $108,647. The Company received net cash proceeds of $1,000 in February 2005 upon settlement of this obligation.

NOTE 13.    OPERATING LEASES

        The Company leases certain office, production, transmission, theater and event facilities under terms of leases expiring at various dates through 2027. The leases generally provide for fixed annual rentals plus certain real estate taxes and other costs. Rent expense for the years ended December 31, 2004, 2003 and 2002 amounted to $81,938, $82,187 and $76,600, respectively.

        In addition, the Company rents space on utility poles for its operations. The Company's pole rental agreements are for varying terms, and management anticipates renewals as they expire. Pole rental expense for the years ended December 31, 2004, 2003 and 2002 amounted to approximately $13,607, $13,225 and $12,515, respectively.

        MSG operates Radio City Music Hall under a long-term lease. Under the terms of the lease agreement, MSG is required to meet certain net worth, cash flow, and building utilization requirements. In the event MSG were to fail to meet the lease requirements and was unable to remedy such defaults, the landlord could have the option of terminating the lease.

        In April 2004, Rainbow DBS entered into a ten-year lease agreement for transponder space on a satellite, commencing in October 2004. Rainbow Media Holdings provided irrevocable letters of credit for $19,800 as a security deposit. Rainbow DBS will initially lease 13 transponders, increasing to 16 in January 2005, with the option of leasing additional transponders. The agreement contains early termination provisions whereby Rainbow DBS would be permitted on certain dates and in certain circumstances to terminate the agreement. In the event of early termination, Rainbow DBS would be required to pay an early termination penalty. In addition, Rainbow DBS would be required to make payments pursuant to the agreement up to the termination date.

        The minimum future annual rentals for all operating leases during the next five years, including pole rentals from January 1, 2005 through December 31, 2009, and thereafter, at rates now in force are as follows:

2005	$103,906
2006	104,829
2007	98,436
2008	95,404
2009	92,769
Thereafter	559,223

NOTE 14.    AFFILIATE AND RELATED PARTY TRANSACTIONS

Equity Method Investments

        The following table reflects the Company's effective ownership percentages and balances of equity method investments as of December 31, 2004 and 2003:

	Ownership Percentages		Investment Balances
	December 31,
	2004	2003	2004	2003
Fox Sports Net New England (a)	30.0%	30.0%	$20,538	$13,980
National Advertising Partners (a)	50.0	50.0	6,760	4,768
Northcoast Communications (b)	49.9	49.9	—	—
PVI Virtual Media Services LLC (c)	60.0	60.0	—	6,699
Other	—	—	2	2

Investment in affiliates			27,300	25,449

National Sports Partners (a)	50.0	50.0	(59,913)	(40,182)
New York Metro, LLC (d)	—	27.0	—	(929)

Deficit investment in affiliates			(59,913)	(41,111)

Net investment in affiliates			$(32,613)	$(15,662)

(a)
See Note 23 for a discussion of an agreement with subsidiaries of News Corporation entered into in February 2005 which will impact our ownership interest in these entities.

(b)
As discussed in Note 1, Northcoast Communications was consolidated in the first quarter of 2004 pursuant to FIN 46R.

(c)
As discussed in Note 1, PVI Virtual Media Services LLC was consolidated in the second quarter of 2004 pursuant to FIN 46R.

(d)
In November 2004, the Company sold its interest in New York Metro, LLC and recorded a gain on sale of approximately $2,232.

        The Company's share of the net income (loss) of these affiliates for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002
Fox Sports Net New England	$6,200	$3,215	$3,441
Fox Sports Net Bay Area (a)	—	6,142	9,115
Fox Sports Net Chicago (a)	—	5,026	7,160
National Sports Partners	(19,731)	(21,728)	(20,033)
National Advertising Partners	1,992	3,339	1,281
Northcoast Communications (b)	—	434,550	(36,029)
Rainbow DBS	—	—	(361)
PVI Virtual Media Services LLC (b)	(1,668)	(801)	—
New York Metro, LLC	216	(11)	(824)
Other	—	—	(6,125)

	$(12,991)	$429,732	$(42,375)

(a)
Operating results of Fox Sports Net Bay Area and Fox Sports Net Chicago and Rainbow DBS have been consolidated with those of the Company from the date of acquisition (see Note 3).

(b)
As discussed in Note 1, Northcoast Communications and PVI Virtual Media Services LLC were consolidated in the first and second quarter of 2004, respectively, pursuant to FIN 46R.

        The following table includes certain unaudited financial information for equity method investments:

	December 31,
	2004	2003
	(unaudited)
Total assets	$133,364	$130,936
Total liabilities*	69,307	66,250

*
Includes amounts due to the Company from affiliates referred to below.

        Aggregate amounts due from and due to these affiliates at December 31, 2004 and 2003 are summarized below:

	December 31,
	2004	2003
Advances to affiliates	$345	$30,399
Accounts payable to affiliates	852	2,191

        The Company provides certain transmission and production services to certain of these affiliates. For the years ended December 31, 2004, 2003 and 2002, approximately $1,502, $3,633, and $3,671, respectively, of revenues were earned from services provided to these entities. Costs incurred by the Company for programming, entertainment and advertising services provided by these affiliates and included in operating expenses for the years ended December 31, 2004, 2003 and 2002 amounted to $16,186, $9,082 and $8,186, respectively.

Northcoast Communications

        In August 1996, the Company entered into an agreement with Northcoast PCS, LLC and certain of its affiliates, to form a limited liability company, Northcoast Communications, to participate in the auctions conducted by the FCC for certain licenses to conduct a personal communications service ("PCS") business. The Company holds a 49.9% interest in Northcoast Communications and certain preferential distribution rights. In accordance with the provisions of FIN 46R, the assets and liabilities attributable to the Company's 49.9% interest in Northcoast Communications were consolidated as of March 31, 2004. Northcoast Communications is a Delaware corporation controlled by John Dolan, who is a nephew of Charles F. Dolan and a cousin of James L. Dolan, the Company's Chairman and Chief Executive Officer, respectively.

        In May 2003, Northcoast Communications completed its sale of spectrum licenses covering 50 U.S. markets to Verizon Wireless for approximately $763,000 in cash. Of the proceeds, approximately $51,000 was used by Northcoast Communications to retire debt. The remaining proceeds, after payment of expenses, were distributed to the partners of Northcoast Communications, including the Company. The Company's share of the proceeds was approximately $651,000. All of the funds were used by the Company to repay bank debt under the Restricted Group credit facility.

        Vendor financing for Northcoast Communications' Cleveland operation consisted of a $75,000 credit facility at its Cleveland PCS, LLC subsidiary. This facility had no recourse to the Company or to Northcoast Communications, other than pursuant to a pledge by Northcoast Communications of the stock of Cleveland PCS and a guarantee of the payment by Northcoast Communications and Cablevision of the FCC indebtedness of the Cleveland PCS subsidiary which held the Cleveland license. In March 2004, Northcoast Communications agreed to sell its Cleveland PCS business to an unaffiliated entity. The sale of Cleveland PCS was consummated in July 2004. As of December 31, 2004, both the FCC indebtedness and the obligations of Cleveland PCS under the vendor financing were satisfied. The Company did not record any gain or loss in connection with the sale.

        Under a contractual agreement, the Company provided Northcoast Communications certain management services. Pursuant to this agreement, the Company recorded management fees of $1,783 in 2002.

Other Affiliates and Related Parties

        During 2004, 2003 and 2002, the Company provided services to or incurred costs on behalf of other affiliates. Aggregate amounts due from and due to these affiliates at December 31, 2004 and 2003 are summarized below:

	December 31,
	2004	2003
Advances to affiliates	$963	$1,201
Accounts payable to affiliates	17	6

        Fox Sports Net Ohio and Cleveland Indians Baseball Club Limited Partnership (the "Indians") are parties to a multi-year rights agreement under which Fox Sports Net Ohio pays license fees to the Indians in exchange for telecast rights to substantially all regular season Indians games. The Indians are owned by (i) Lawrence Dolan, a brother of Charles F. Dolan, the Company's Chairman, (ii) a trust, the beneficiaries of which are Lawrence Dolan and certain descendants of Lawrence Dolan, and (iii) certain other trusts, the beneficiaries of which are certain descendants of Charles F. Dolan, including James L. Dolan, the Company's Chief Executive Officer, and Thomas C. Dolan and Patrick F. Dolan, officers of the Company and brothers of James L. Dolan and a trust whose discretionary beneficiaries include Brian Sweeney, son-in-law of Charles F. Dolan, brother-in-law of James L. Dolan and a director. Management control of the Indians is held by Lawrence Dolan.

NOTE 15.    BENEFIT PLANS

        The Company has a Cash Balance Retirement Plan (the "Retirement Plan") for the benefit of employees other than those of the theater business. Under the Retirement Plan, the Company will credit a certain percentage of eligible base pay into an account established for each participant which will earn a market based rate of return annually.

        The Company uses a December 31 measurement date for the Retirement Plan.

        Components of the net periodic pension cost for the Retirement Plan for the years ended December 31, 2004, 2003 and 2002, are as follows:

	2004	2003	2002
Service cost	$24,916	$22,949	$22,959
Interest cost	5,071	4,097	2,758
Expected return on plan assets	(6,078)	(4,206)	(2,287)
Recognized actuarial loss	—	—	326

Net periodic pension cost	$23,909	$22,840	$23,756

        The funded status and the amounts recorded on the Company's balance sheet for the Retirement Plan at December 31, 2004 and 2003, are as follows:

	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$83,672	$64,113
Service cost	24,916	22,949
Interest cost	5,071	4,097
Actuarial loss (gain)	949	(128)
Benefits paid	(5,194)	(7,359)

Benefit obligation at end of year	109,414	83,672

Change in plan assets:
Fair value of plan assets at beginning of year	65,207	42,853
Actual return on plan assets	5,136	5,334
Employer contributions	26,853	24,379
Benefits paid	(5,194)	(7,359)

Fair value of plan assets at end of year	92,002	65,207

Funded status	(17,412)	(18,465)
Unrecognized net actuarial loss	2,425	533

Accrued benefit cost	$(14,987)	$(17,932)

        Weighted-average assumptions used to determine net periodic cost for years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Discount rate	6.25%	6.75%	7.25%
Rate of return on plan assets	8.0%	8.0%	8.0%
Rate of increase in future compensation levels	4.25%	4.5%	5.0%

        Weighted-average assumptions used to determine benefit obligations at December 31, 2004 and 2003 are as follows:

	2004	2003
Discount rate	6.00%	6.75%
Rate of increase in future compensation levels	4.25%	4.5%

        The Retirement Plan's expected rate of return on plan assets is based on the portfolio of assets as a whole and not on the sum of the returns on individual asset investments.

        The weighted average asset allocation of the Company's Retirement Plan at December 31, 2004 and 2003 was as follows:

	Plan Assets at December 31,
Asset Category:
	2004	2003
Equity securities	52%	55%
Fixed income securities	29	32
Other	19	13

	100%	100%

        The Retirement Plan's investment objective is to invest in portfolios that would obtain a market rate of return throughout economic cycles, commensurate with the investment risk and cash flow needs of the Retirement Plan. This allows the Retirement Plan to subject a portion of its assets to increased risk to generate a greater rate of return. The Retirement Plan addresses diversification by the use of investment portfolios whose underlying investments are in domestic and international equity securities and domestic fixed income securities. The investments in each portfolio are readily marketable and can be sold to fund benefit payment obligations of the Retirement Plan as they become payable.

        The Company expects to contribute $26,000 to the Retirement Plan in 2005.

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2005	$10,112
2006	11,129
2007	13,123
2008	14,058
2009	15,522
2010-2014	95,346

        The Company also maintains 401(k) savings plans, pursuant to which an employee can contribute a percentage of eligible annual compensation, as defined. The Company also makes matching cash contributions for a portion of employee contributions to the 401(k) savings plans. The cost associated with the 401(k) savings plans was approximately $13,484, $13,066 and $13,502 for the years ended December 31, 2004, 2003 and 2002, respectively.

        The Company maintains the CSSC Supplemental Benefit Plan (the "Supplemental Plan") for the benefit of certain officers and employees of the Company. As part of the Supplemental Plan, the Company established a nonqualified defined benefit pension plan, which provides that, upon attaining normal retirement age, a participant will receive a benefit equal to a specified percentage of the participant's average compensation, as defined. All participants are 100% vested in the Supplemental Plan. Net periodic pension cost was $337, $671 and $453 for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, the projected benefit obligation exceeded the fair value of Supplemental Plan assets by approximately $1,002 and $1,090, respectively.

        MSG sponsors non-contributory pension plans covering certain MSG employees. Benefits payable to retirees under these plans are based upon years of service and, for certain plans, participants' compensation and are funded through trusts established under the plans. Plan assets are invested primarily in common stocks, bonds, United States government securities and cash. At December 31, 2004 and 2003, the accrued benefit cost amounted to $17,538 and $16,150, respectively, and for the years ended December 31, 2004, 2003 and 2002, net periodic pension cost amounted to $4,777, $4,124 and $3,245, respectively.

        In addition, MSG contributes to various multiemployer defined benefit pension plans. Contributions made to these multiemployer plans for the years ended December 31, 2004, 2003 and 2002 amounted to $5,516, $3,178 and $3,052, respectively.

        In addition, MSG maintains a nonfunded, nonqualified defined benefit pension plan for the benefit of certain employees of MSG who participate in the plan. This plan provides that, upon retirement, a participant will receive a benefit based on a formula which reflects the participant's compensation. Net periodic pension cost for the plan was $1,318, $2,053 and $1,899 for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, the projected obligation was $12,253 and $11,697, respectively.

        MSG also sponsors a welfare plan which provides certain postretirement health care benefits to certain MSG employees and their dependents. The welfare plan is insured through a managed care provider and MSG funds these benefits with premium payments. For the years ended December 31, 2004, 2003 and 2002, the periodic postretirement benefit cost amounted to $545, $429 and $430, respectively, and as of December 31, 2004 and 2003, the accrued benefit cost amounted to $7,128 and $6,802, respectively.

NOTE 16.    STOCK BENEFIT AND LONG-TERM INCENTIVE PLANS

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

        The Company also has an Employee Stock Plan (the "Employee Stock Plan"), under which the Company is authorized to issue a maximum of 39,941,045 shares of CNYG common stock. As of December 31, 2004, 21,366,137 shares of CNYG common stock were available for future grant under the Employee Stock Plan. Under the Employee Stock Plan, the Company is able to grant incentive stock options, nonqualified stock options, restricted stock, conjunctive and alternative stock appreciation rights, stock grants and bonus award shares. The other terms of the Employee Stock Plan are substantially identical to those of the 1985 Stock Plan, except that under the Employee Stock Plan, the Compensation Committee has the authority, in its discretion, to add performance criteria as a condition to any employee's exercise of an award granted under the Employee Stock Plan. Options and stock appreciation rights granted in 2004, 2003 and 2002 generally vest in 33 1/3 annual increments beginning one year from the date of grant.

        In January 2003, the Company offered employees the right to exchange stock options and stock appreciation rights outstanding under the Employee Stock Plan, which had an exercise price of $20.00 or more, for restricted shares. Employees who accepted the offer received one restricted share for every two common shares issuable upon exercise of his or her options and one restricted share for every three common shares subject to his or her stock appreciation rights. Compensation expense relating to the restricted shares is recognized over the four-year vesting period, equal to the excess of the restricted shares' value on the grant date of $17.54 per share over the par value amount paid for the shares of $0.01 per share. Pursuant to the offer, a total of 8,722,278 options and 6,236,850 stock appreciation rights were exchanged for a total of 6,440,831 shares of restricted stock. Options not exchanged pursuant to the offer are subject to variable accounting until exercised or forfeited.

        The Company also has a Non-Employee Director Plan (the "Non-Employee Director Plan"), under which the Company is authorized to issue a maximum of 757,912 shares of common stock. Under the Non-Employee Director Plan, the Company is able to grant stock options or restricted stock units at an exercise price equal to the fair value of the shares on the date of the option grant. As of December 31, 2004, 229,659 shares of common stock were available for future grant under the Non-Employee Director Plan.

        As a result of stock awards, bonus awards, and stock appreciation rights, the Company recorded expense (income), reflecting vesting schedules for applicable grants as well as fluctuations in the market price of the underlying stock in the amount of $35,143, $42,806 and $(41,538) for the years ended December 31, 2004, 2003 and 2002, respectively.

        Stock transactions under the 1985 Stock Plan, the Employee Stock Plan and the Non-Employee Director Plan are as follows:

CNYG Common Stock Options

	Shares Under Option	Stock Appreciation Rights	Restricted Stock	Option Price Range
Balance, December 31, 2001	8,850,543	5,058,577	—	$5.88—$65.34
Granted	2,670,390	2,584,140	—	$34.82—$47.45
Exercised/issued	(147,076)	(255,129)	—	$1.77—$25.69
Cancelled	(1,273,757)	(1,073,434)	—	$3.08—$63.63
RMG options exchanged	7,252,861	5,023,276	—	$1.77—$22.50

Balance, December 31, 2002	17,352,961	11,337,430	—	$1.77—$65.34
Options exchanged for restricted stock	(8,722,278)	(6,236,850)	6,440,831	$20.87—$65.34
Granted	918,596	46,763	1,375,742	$18.15—$53.35
Exercised	(318,224)	(273,561)	—	$1.77—$20.87
Cancelled	(1,457,552)	(1,118,517)	(523,291)	$1.77—$63.63

Balance, December 31, 2003	7,773,503	3,755,265	7,293,282	$1.77—$63.63
Granted	1,661,000	891,000	325,065	$18.05—$21.77
Exercised/issued	(705,960)	(343,585)	—	$17.38—$27.03
Vesting of restricted stock	—	—	(385,278)
Cancelled	(552,751)	(1,287,939)	(885,918)	$3.08—$63.63

Balance, December 31, 2004	8,175,792	3,014,741	6,347,151	$1.77—$63.63

RMG Common Stock Options

	Shares Under Option	Stock Appreciation Rights	Option Price Range
Balance, December 31, 2001	4,421,082	2,506,890	$2.04—$26.80
Granted	1,984,370	1,973,120	$23.85—$24.85
Exercised/issued	(101,599)	(83,811)	$2.04—$22.11
Cancelled	(213,062)	(177,628)	$6.65—$24.85
Exchanged for CNYG Options	(6,090,791)	(4,218,571)	$2.11—$26.80

Balance, December 31, 2002	—	—

        In connection with the August 20, 2002 exchange of Rainbow Media Group common stock for Cablevision NY Group common stock, each option to purchase a share of Rainbow Media Group common stock was exchanged for an option to purchase 1.19093 shares of Cablevision NY Group common stock.

        The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2004:

CNYG Common Stock Options

	Options Outstanding			Options Exercisable
Ranges of Exercise Prices	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.00–$8.17	1,224,453	2.6	$5.30	1,224,453	$5.30
$8.18–$16.34	1,626,614	4.8	$14.49	1,626,614	$14.49
$16.35–$32.68	4,544,093	7.3	$19.47	2,337,351	$18.75
$32.69–$40.85	198,983	7.1	$36.00	153,121	$36.00
$40.86–$57.19	414,699	5.4	$53.60	414,699	$53.60
$57.20–$65.36	166,950	4.8	$58.54	166,950	$58.54

	8,175,792	5.9	$19.29	5,923,188	$18.81

Long-Term Incentive Plan

        Pursuant to the Company's Long-Term Incentive Plan, certain executives have been granted cash awards that vest over varying periods, some of which are performance based. Certain executives have also received performance retention awards under the plan, vesting over 7 years. The terms of the performance retention award provided that the executive could have requested a loan from the Company in the amount of the award prior to its vesting, subject to certain limitations, provided that such loan was secured by a lien in favor of the Company on property owned by the executive. Effective July 30, 2002, such requests for advances on amounts of awards are no longer permitted. Imputed interest to those executives on these interest free loans amounted to $1,353, $1,732 and $1,320, respectively for the years ended December 31, 2004, 2003 and 2002. As of December 31, 2004 and 2003, $27,270 and $43,045, respectively, was outstanding in respect of advances made pursuant to this plan. In connection with the Long-Term Incentive Plan, the Company has recorded expense of $12,904, $19,541 and $23,501 for the years ended December 31, 2004, 2003 and 2002, respectively.

        In addition, in 2003, the Company granted certain management employees cash awards that vest when the Company reaches certain performance goals. Such awards are being amortized ratably over the period in which the Company is expected to achieve these goals, and accordingly recorded expense of $18,868 and $16,492 in respect of this award in 2004 and 2003, respectively.

NOTE 17.    COMMITMENTS AND CONTINGENCIES

        The Company, through Rainbow Media Holdings, has entered into several contracts, including rights agreements with professional sports teams and others relating to cable television programming. In addition, Rainbow Media Holdings, through MSG, has employment agreements with players, general managers and coaches of its professional sports teams. The contracts provide for payments which are guaranteed regardless of injury or termination. Certain of these contracts are covered by disability insurance if certain conditions are met. The future cash payments reflected below do not include the impact of potential insurance recoveries or amounts which may be due to the National Basketball Association ("NBA") for luxury tax payments. Future cash payments required under these contracts as of December 31, 2004, including certain other unconditional purchase obligations pursuant to contracts entered into in the normal course of business, are as follows:

2005	$477,820
2006	290,511
2007	227,082
2008	179,396
2009	152,066
Thereafter	1,197,808

Total	$2,524,683

        At December 31, 2004, approximately $60,919 of commitments, included in the table above, relating primarily to sports teams' and broadcast personnel contracts have been accrued and are reflected in the accompanying consolidated balance sheet.

        At December 31, 2004, the Company had outstanding guarantees of approximately $20,353 consisting primarily of guarantees issued by CSC Holdings in favor of certain financial institutions in respect of ongoing interest expense obligations and potential early termination events in connection with the monetization of the Company's holdings of Charter Communications, Inc., General Electric Company, and Adelphia Communications Corporation common stock by certain of its subsidiaries that are not included in the Restricted Group. Such guarantees are in effect over the life of the underlying monetization contracts. Amounts payable under such monetization guarantees are estimated as of a particular point in time by the financial institution counterparty and are based upon the current price of the underlying common stock and various other assumptions, including stock market volatility and prevailing interest rates. Such guaranteed amounts approximate the fair value of the monetization indebtedness less the sum of the fair values of the underlying stock and the equity collar as reflected in the Company's accompanying balance sheet, plus accrued interest.

        In addition to the above amounts, MSG may also be obligated to pay the NBA a luxury tax in each year pursuant to the NBA/NBPA collective bargaining agreement, which is in effect through June 30, 2005. The ultimate calculation of any amount due would be based on a formula established by the agreement. The tax is based on the amount by which the team's salary, as defined in the agreement, exceeds a luxury tax "trigger."

        Many of the Company's franchise agreements and utility pole leases require the Company to remove its cable wires and other equipment upon termination of the respective agreements. The Company has concluded that the fair value of these asset retirement obligations cannot be reasonably estimated since the range of potential settlement dates is not determinable.

NOTE 18.    LEGAL MATTERS

        The Company is party to various lawsuits, some involving substantial amounts. Although the outcome of these matters cannot be predicted with certainty, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial position, results of operations or liquidity of the Company.

At Home

        On April 25, 2001, At Home Corporation commenced a lawsuit in the Court of Chancery of the State of Delaware alleging that Cablevision had breached its obligations under certain agreements with At Home. The suit sought a variety of remedies including: rescission of the agreements between At Home and Cablevision and cancellation of all warrants held by Cablevision, damages, and/or an order prohibiting Cablevision from continuing to offer its Optimum Online service and requiring it to convert its Optimum Online customers to the Optimum@Home service and to roll out the Optimum@Home service. On September 28, 2001, At Home filed a petition for reorganization in federal bankruptcy court. In connection with the liquidation of At Home, the claims in this lawsuit, among others, were assigned to the General Unsecured Creditors Liquidated Trust ("GUCLT").

        On June 26, 2003, the GUCLT initiated a separate action against Cablevision in the United States District Court for the Northern District of California. The California action stemmed from a May 1997 agreement between Cablevision and At Home that is no longer in effect. The GUCLT sought monetary damages due to the claimed failure by Cablevision to make alleged required payments to At Home during the 2001 calendar year.

        On July 29, 2003, based on an agreed Stipulation filed jointly by Cablevision and the GUCLT, the Court dismissed the Delaware action with prejudice, other than solely with respect to the specific claims brought by the GUCLT in the California action. In December 2004, the parties reached a final settlement in the California action. A dismissal of all claims with prejudice was entered on December 17, 2004.

YES Network

        On April 29, 2002, Yankees Entertainment & Sports Network, LLC (the "YES Network") filed a complaint and, on September 24, 2002, an amended complaint against the Company in the United States District Court, Southern District of New York. The lawsuit arose from the failure of the YES Network and the Company to reach agreement on the carriage of programming of the YES Network (primarily New York Yankees baseball games and New Jersey Nets basketball games) on the Company's cable television systems. The amended complaint alleged a variety of anticompetitive acts and sought declaratory judgments as to violations of laws, treble damages and injunctive relief, including an injunction requiring the Company to carry the YES Network on its cable television systems. The Company believes that the claims set forth in the complaint were without merit. On June 28, 2004, a stipulated Order was entered dismissing all claims with prejudice.

        On March 31, 2003, YES Network and Cablevision reached an agreement pursuant to which Cablevision began carrying programming of the YES Network. Under this agreement, Cablevision agreed to carry the YES Network programming for one year under interim arrangements while the parties sought to finalize the terms of a definitive long-term affiliation agreement and/or submitted the matter to arbitration. The matter was ultimately submitted to arbitration. The hearing before the arbitration panel ended in March 2004 and, through the arbitrators' decision and a new written agreement by the parties, established the terms for a definitive long-term affiliation agreement that is effective retroactively to March 31, 2003.

        As part of the original March 31, 2003 agreement, Cablevision paid YES Network for certain revenue reductions that YES Network experienced while the interim agreement was in place, under the "most favored nations" provisions of YES Network's affiliation agreements with certain other distributors. On November 19, 2004, the parties entered into a subsequent agreement pursuant to which YES Network refunded to Cablevision approximately 60% of such prior payments and the parties provided each other with mutual releases with respect to the interim agreement.

Tracking Stock Litigation

        In August 2002, purported class actions naming as defendants the Company and each of its directors were filed in the Delaware Chancery Court. The actions, which allege breach of fiduciary duties and breach of contract with respect to the exchange of the Rainbow Media Group tracking stock for Cablevision NY Group common stock, were purportedly brought on behalf of all holders of publicly traded shares of Rainbow Media Group tracking stock. The actions sought to (i) enjoin the exchange of Rainbow Media Group tracking stock for Cablevision NY Group common stock, (ii) enjoin any sales of "Rainbow Media Group assets," or, in the alternative, award rescissory damages, (iii) if the exchange is completed, rescind it or award rescissory damages, (iv) award compensatory damages, and (v) award costs and disbursements. The actions were consolidated into one action on September 17, 2002, and on October 3, 2002, the Company filed a motion to dismiss the consolidated action. The action was stayed by agreement of the parties pending resolution of a related action brought by one of the plaintiffs to compel the inspection of certain books and records of the Company. On October 26, 2004, the parties entered into a stipulation dismissing the related action, and providing for the Company's production of certain documents. On December 13, 2004, plaintiffs filed a consolidated amended complaint. The Company has filed a motion to dismiss the amended complaint, which is currently pending before the court.

        In August 2003, a purported class action naming as defendants the Company, directors and officers of the Company and certain current and former officers and employees of the Company's Rainbow Media Holdings and American Movie Classics subsidiaries was filed in New York Supreme Court by the Teachers Retirement System of Louisiana. The actions relate to the August 2002 Rainbow Media Group tracking stock exchange and allege, among other things, that the exchange ratio was based upon a price of the Rainbow Media Group tracking stock that was artificially deflated as a result of the improper recognition of certain expenses at the national services division of Rainbow Media Holdings. The complaint alleges breaches by the individual defendants of fiduciary duties. The complaint also alleges breaches of contract and unjust enrichment by the Company. The complaint seeks monetary damages and such other relief as the court deems just and proper. On October 31, 2003, the Company and other defendants moved to stay the action in favor of the previously filed actions pending in Delaware or, in the alternative, to dismiss for failure to state a claim. On June 10, 2004, the court stayed the action on the basis of the previously filed action in Delaware. The Teachers Retirement System of Louisiana has filed a motion to vacate the stay in the New York action, and has simultaneously filed a motion to intervene in the Delaware action and to stay that action. The

Company has opposed both motions. The Company believes the claims in both the Delaware action and the New York action are without merit and is contesting the lawsuits vigorously.

Time Warner Litigation

        On November 14, 2003, American Movie Classics Company filed an action against Time Warner Entertainment, L.P. in New York State Supreme Court for declaratory relief and damages caused by Time Warner's anticipatory repudiation of its cable television affiliation agreement with American Movie Classics. American Movie Classics filed that action as a result of Time Warner's notice purporting to terminate the contract based upon Time Warner's allegation that American Movie Classics had changed its programming. The Company believes the notice was improper. American Movie Classics is seeking a declaratory judgment that it is entitled to full performance of the agreement, and, at its option, is entitled to rescind the agreement and recover damages. Time Warner filed an answer and counterclaims in December 2003 seeking, among other things, a declaratory judgment as to its right to terminate the affiliation agreement, an injunction requiring American Movie Classics to deliver a classic films channel and damages for an alleged breach of contract. Trial is currently scheduled for May 2005. The Company believes that Time Warner's counterclaims are without merit and is contesting them vigorously.

The Wiz Bankruptcy

        TW, Inc. (TW), a former subsidiary of the Company and operator of The Wiz consumer retail electronics business, is the subject of a Chapter 11 bankruptcy proceeding in the U.S. Bankruptcy Court for the District of Delaware. In February 2005, TW filed a complaint in the bankruptcy proceeding seeking recovery of alleged preferential transfers in the aggregate amount of $193,457. Also in February 2005, the Official Committee of Unsecured Creditors of TW, Inc. (the Committee) filed a motion seeking authority to assume the prosecution of TW's alleged preference claims and to prosecute certain other causes of action. The bankruptcy court granted the Creditors Committees motion on or about March 10, 2005, thereby authorizing the Committee, on behalf of TW, to continue the preference suit and to assert other claims against the Company. On March 12, 2005, the Creditors Committee filed a complaint in the bankruptcy court against the Company, certain of its subsidiaries, and certain present and former officers and directors, asserting preferential transfer claims allegedly totaling $193,312 as well as various other claims. The Company believes that all the claims asserted by TW and the Committee are without merit and intends to contest them vigorously.

Director Litigation

        Cablevision has been named as a nominal defendant in a purported shareholder derivative complaint filed in the Court of Chancery of the State of Delaware. The action is brought derivatively on behalf of Cablevision and names as additional defendants Charles F. Dolan, the Chairman of Cablevision, and Rand Araskog, Frank Biondi, John Malone and Leonard Tow, each of whom was appointed as a director on March 2, 2005 by Mr. Dolan and certain other holders of the Company's Class B Common Stock. The complaint alleges that Charles F. Dolan, as the controlling Class B shareholder of Cablevision, by purporting to remove three Cablevision Board members (William J. Bell, Sheila Mahony and Steven Rattner) and replace them with the four new directors, wrongfully interfered with the Board's role in managing the affairs of Cablevision and sought to substitute his judgment of how to proceed with the VOOM service of Cablevision's Rainbow DBS subsidiary above that of the Board. The action seeks, among other things, to preliminarily and permanently enjoin Charles F. Dolan from interfering with the managerial prerogatives of Cablevision's Board; rescinding the purported appointment of the new directors; rescinding the removal of Mr. Bell, Ms. Mahony and Mr. Rattner as directors and restoring them to their positions as directors and directing Charles F. Dolan to account to Cablevision for its damages.

        On March 16, 2005, the New York Jets LLC and Jets Development LLC ("Jets") filed a complaint in the U.S. District Court for the Southern District of New York against Cablevision, CSC Holdings, Inc., and Madison Square Garden LP. The complaint relates to various actions allegedly taken by defendants in connection with a proposed football stadium for the Jets on the West Side of Manhattan. Specifically, the complaint alleges: (1) that Cablevision "possesses monopoly power in the markets for facility rental and ticket sales for large-scale events in enclosed spectator facilities and suite rentals in Manhattan" and has acted anti-competitively in violation of Section 2 of the Sherman Act; (2) that defendants have tortiously interfered with the Jets' prospective business relations by making a "sham bid" for the MTA land that is the site of the proposed stadium "to injure the Jets and deprive them of an advantageous existing and prospective business relationship"; (3) that defendants have tortiously interfered with the Jets' prospective business relations with networks carried on defendants' cable system; and (4) that defendants have "engaged in deceptive and misleading conduct, including dissemination of deceptive and materially misleading advertising and preventing dissemination of accurate information," in violation of New York General Business Law Section 349. The Company believes that all these claims are without merit and intends to contest them vigorously.

Accounting Related Investigations

        The Securities and Exchange Commission and the U.S. Attorney's Office for the Eastern District of New York continue to conduct investigations into matters related to the improper expense recognition previously reported by the Company. In July 2004, in connection with the Company's response to the comments of the staff of the Division of Corporation Finance of the Securities and Exchange Commission on the Company's filings under the Securities Exchange Act of 1934, the Company provided information with respect to certain of its previous restatement adjustments relating to the timing of recognition of launch support, marketing and other payments under affiliation agreements. The staff of the division of enforcement of the Securities and Exchange Commission has contacted the Company to ask for additional information on these launch support, marketing and other payments.

NOTE 19.    DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

        Cash and Cash Equivalents, Restricted Cash, Accounts Receivable Trade, Notes and Other Receivables, Prepaid Expenses and Other Assets, Advances to Affiliates, Notes Receivable- Affiliates, Accounts Payable, Accounts Payable- Affiliates and Accrued Liabilities.

        The carrying amount approximates fair value due to the short-term maturity of these instruments.

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

Interest Rate Swap Agreements

        Interest rate swap agreements are carried at fair value based on valuations provided by a derivative valuation system using current market interest rate data. These values represent the estimated amount the Company would receive or pay to terminate agreements, taking into consideration current interest rates.

        The fair value of the Company's debt instruments are summarized as follows:

	December 31, 2004
	Carrying Amount	Estimated Fair Value
Debt instruments:
Bank debt	$2,489,887	$2,489,887
Collateralized indebtedness	1,553,427	1,582,422
Senior notes and debentures	5,991,564	6,374,401
Senior subordinated notes and debentures	746,231	836,748
Notes payable	150,000	150,000

	$10,931,109	$11,433,458

	December 31, 2003
	Carrying Amount	Estimated Fair Value
Debt instruments:
Bank debt	$2,357,039	$2,357,039
Collateralized indebtedness	1,617,620	1,699,530
Senior notes and debentures	3,692,699	3,879,551
Senior subordinated notes and debentures	599,203	649,293
Redeemable exchangeable preferred stock of CSC Holdings	1,544,294	1,611,615
Notes payable	150,000	150,000

	$9,960,855	$10,347,028

        The Company currently consolidates a 60% majority-owned interest in a limited-life partnership. The estimated liquidation value of the 40% minority interest is approximately $1,453,200 and $1,128,900 as of December 31, 2004 and 2003, respectively compared to the carrying value of such minority interest of $676,647 and $578,780, respectively.

        Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 20.    SEGMENT INFORMATION

        The Company classifies its business interests into four segments: Telecommunications Services, consisting principally of its consumer video, high-speed data, Voice over Internet Protocol and our commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional cable television programming networks; Madison Square Garden, which owns and operates professional sports teams, regional cable television networks and an entertainment business; and Rainbow DBS, which consists of our direct broadcast satellite service and the 21 high definition channels currently carried exclusively by this service (see Note 23). Beginning in the first quarter of 2004, Rainbow DBS met the reportable segment criteria of Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information." Prior period segment information has been reported on a comparable basis.

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

	Years Ended December 31,
	2004	2003	2002
Revenues, net from continuing operations
Telecommunications Services	$3,123,956	$2,715,298	$2,419,506
Rainbow	1,094,199	764,846	653,259
Madison Square Garden	778,754	771,986	789,677
Rainbow DBS	14,935	—	—
All Other	86,765	84,447	88,149
Intersegment eliminations	(165,745)	(159,429)	(148,756)

	$4,932,864	$4,177,148	$3,801,835

	Years Ended December 31,
	2004	2003	2002
Adjusted operating cash flow from continuing operations (unaudited)
Telecommunications Services	$1,226,790	$1,046,158	$951,717
Rainbow	332,171	149,214	76,605
Madison Square Garden	170,057	67,626	112,371
Rainbow DBS	(367,126)	(82,254)	(3,373)
All Other	(44,486)	(34,865)	(40,120)

	$1,317,406	$1,145,879	$1,097,200

	December 31,
	2004	2003
Assets
Telecommunications Services	$4,568,939	$4,808,458
Rainbow	3,230,314	2,310,099
Madison Square Garden	1,821,500	1,752,558
Rainbow DBS	284,927	414,905
Corporate, other and intersegment eliminations	1,487,526	1,944,190

	$11,393,206	$11,230,210

	Years Ended December 31,
	2004	2003	2002
Capital Expenditures
Telecommunications Services	$621,480	$775,441	$1,070,169
Rainbow	23,956	15,760	35,422
Madison Square Garden	12,153	6,578	41,249
Rainbow DBS	98,478	78,398	112,684
Corporate, other and intersegment eliminations	19,568	12,194	61,186

	$775,635	$888,371	$1,320,710

        A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:

	Years Ended December 31,
	2004	2003	2002
Revenues, net from continuing operations
Total revenue for reportable segments	$5,011,844	$4,252,130	$3,862,442
Other revenue and intersegment eliminations	(78,980)	(74,982)	(60,607)

Total consolidated revenue	$4,932,864	$4,177,148	$3,801,835

	Years Ended December 31,
	2004	2003	2002
Adjusted operating cash flow to loss from continuing operations before income taxes (unaudited)
Total adjusted operating cash flow for reportable segments	$1,361,892	$1,180,744	$1,137,320
Other adjusted operating cash flow	(44,486)	(34,865)	(40,120)

Adjusted operating cash flow	1,317,406	1,145,879	1,097,200

Items excluded from adjusted operating cash flow:
Depreciation and amortization (including impairments)	(1,341,549)	(1,060,651)	(873,648)
Stock plan income (expense)	(35,143)	(42,806)	41,538
Restructuring charges	(151)	(10,725)	(74,091)
Interest expense	(721,322)	(615,676)	(506,480)
Interest income	10,541	12,540	22,439
Equity in net income (loss) of affiliates	(12,991)	429,732	(42,375)
Gain (loss) on sale of cable assets and programming and affiliate interests, net	2,232	(13,644)	—
Gain (loss) on investments, net	134,598	235,857	(881,394)
Write-off of deferred financing costs	(18,961)	(388)	(6,931)
Gain (loss) on derivative contracts, net	(165,305)	(208,323)	924,037
Loss on extinguishment of debt	(78,571)	—	(17,237)
Minority interests	(91,776)	(138,168)	(220,568)
Miscellaneous, net	294	3,624	(5,656)

Loss from continuing operations before income taxes	$(1,000,698)	$(262,749)	$(543,166)

        Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States primarily concentrated in the New York metropolitan area.

NOTE 21.    INTERIM FINANCIAL INFORMATION (Unaudited)

        The following is a summary of selected quarterly financial data for the years ended December 31, 2004 and 2003:

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004	Total 2004
2004:
Revenues, net	$1,187,137	$1,212,264	$1,169,029	$1,364,434	$4,932,864
Operating expenses	(1,196,702)	(1,053,193)	(1,098,916)	(1,643,490)	(4,992,301)

Operating income (loss)	$(9,565)	$159,071	$70,113	$(279,056)	$(59,437)

Loss from continuing operations	$(111,734)	$(182,106)	$(63,175)	$(309,987)	$(667,002)
Income (loss) from discontinued operations	(810)	(5,005)	—	4,161	(1,654)

Loss before extraordinary item	(112,544)	(187,111)	(63,175)	(305,826)	(668,656)
Extraordinary loss on investment, net of taxes	(7,436)	—	—	—	(7,436)

Net loss	$(119,980)	$(187,111)	$(63,175)	$(305,826)	$(676,092)

Income (loss) per share:
Basic and diluted loss from continuing operations	$(0.39)	$(0.63)	$(0.22)	$(1.08)	$(2.32)

Basic and diluted loss from discontinued operations	$—	$(0.02)	$—	$0.01	$(0.01)

Basic and diluted net loss	$(0.42)	$(0.65)	$(0.22)	$(1.06)	$(2.36)

        First quarter 2004 results include an extraordinary loss on investment, net of tax of $7,436 or $(0.03) per share (see Note 3).

	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003	Total 2003
2003:
Revenues, net	$1,000,951	$973,147	$975,766	$1,227,284	$4,177,148
Operating expenses	(969,381)	(946,986)	(955,770)	(1,273,314)	(4,145,451)

Operating income (loss)	$31,570	$26,161	$19,996	$(46,030)	$31,697

Income (loss) from continuing operations	$(131,378)	$160,111	$(115,278)	$(196,571)	$(283,116)
Income (loss) from discontinued operations, net of taxes	(19,944)	(1,764)	8,316	(731)	(14,123)

Net income (loss)	$(151,322)	$158,347	$(106,962)	$(197,302)	$(297,239)

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.47)	$0.55	$(0.40)	$(0.69)	$(0.99)

Income (loss) from discontinued operations, net of taxes	$(0.07)	$(0.01)	$0.03	$—	$(0.05)

Net income (loss)	$(0.54)	$0.54	$(0.37)	$(0.69)	$(1.04)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$(0.47)	$0.54	$(0.40)	$(0.69)	$(0.99)

Income (loss) from discontinued operations, net of taxes	$(0.07)	$(0.01)	$0.03	$—	$(0.05)

Net income (loss)	$(0.54)	$0.54	$(0.37)	$(0.69)	$(1.04)

NOTE 22.    OTHER MATTERS

        In the second quarter of 2004, Madison Square Garden received $54,052 in cash in connection with the New York Mets' notice of termination of their broadcast rights agreement with Madison Square Garden. The termination of the rights agreement was effective after the 2005 baseball season. As a result of the termination notice, the Company recorded a reversal of a purchase accounting liability of $41,788 related to this broadcast rights agreement. These items have been reflected as other operating income in the Company's consolidated statement of operations.

        Effective September 16, 2004 the National Hockey League ("NHL") commenced a lockout of the players in support of its attempt to reach a new collective bargaining agreement with the National Hockey League Players Association. The parties failed to reach an agreement after several negotiating sessions and on February 16, 2005, the NHL announced that it had cancelled the 2004/2005 season. We can give no assurance as to when the labor dispute will be resolved and therefore can not determine the extent to which our 2005 operating results will be negatively impacted. However, while a continued

lockout could have a significant adverse impact on Madison Square Garden's operating results, we do not believe it would have a significant adverse impact on the Company's consolidated operating results.

        In October 2004, Fox Sports Net Chicago's agreements with two major suppliers of distribution rights to certain live sporting events were terminated. Fox Sports Net Chicago is a wholly-owned subsidiary of Regional Programming Partners. Fox Sports Net Chicago expects to continue its operations with content from its partners and their affiliates. Fox Sports Net Chicago's revenues will decline in future periods as a result of the termination by two of its significant customers that declined to carry Fox Sports Net Chicago without these distribution rights agreements.

        In December 2004, the Company's Board of Directors decided to suspend pursuing the spin-off and instead to pursue strategic alternatives for the Rainbow DBS business. See Note 23.

NOTE 23.    SUBSEQUENT EVENTS

Rainbow DBS

        In January 2005, the Company's Board of Directors authorized and directed the sale of the assets of Rainbow DBS and the shutdown of its business. On January 20, 2005, Rainbow DBS entered into a definitive agreement to sell its Rainbow 1 direct broadcast satellite and certain other related assets to a subsidiary of EchoStar Communications Corp. for $200,000 in cash. This transaction is subject to the receipt of regulatory approvals. In February 2005, the Company signed a letter of intent under which VOOM HD, LLC, a new private company formed by certain holders of Cablevision Class B Common Stock, including Charles F. Dolan and Thomas C. Dolan, would acquire from the Company the business, assets and liabilities of the Company's Rainbow DBS satellite business not included in the above mentioned agreement with EchoStar. The letter of intent between the Company and VOOM HD expired on February 28, 2005 without a definitive agreement being reached.

        Following the expiration of the letter of intent, the Company began shutting down the Rainbow DBS operations. In March 2005, the Company entered into an agreement with Charles F. Dolan and Thomas C. Dolan ("March 2005 Agreement") pursuant to which the parties agreed to work cooperatively to finalize the separation of Rainbow DBS from the Company. Cablevision has agreed that no new shutdown activities will be undertaken at Rainbow DBS during the term of the agreement. Charles F. Dolan has agreed to fund any Rainbow DBS expenditures above those that would have been incurred under a shutdown scenario. Charles F. Dolan is required to fund those expenditures by providing to the Company cash or shares of the Company's common stock in advance of the Company making any expenditures above those contemplated in the shutdown budget. Similarly, if Rainbow DBS makes any new commitments or other agreements, the Company will segregate cash or shares received from Charles F. Dolan to pay the costs associated with those actions. In March 2005, Charles F. Dolan deposited $10,000 with the Company in accordance with the March 2005 Agreement. See Note 5 for a discussion of impairments recognized in 2004 in connection with our Rainbow DBS segment.

        The March 2005 Agreement between the Company and Charles and Thomas Dolan terminates on March 31, 2005. Charles F. Dolan has the right to terminate the agreement before that date. Upon any termination, any cash or shares deposited by Charles F. Dolan that have not been used to fund costs or segregated to pay costs associated with new commitments or other agreements will be returned to him and the shutdown of Rainbow DBS will be implemented immediately. In the event of a shutdown, the

Company anticipates incurring significant costs relating to early termination of various contracts, other contractual obligations, employee termination benefits and other costs.

        The assets and liabilities of Rainbow DBS included in the consolidated balance sheet of the Company at December 31, 2004 consist of the following:

Cash, receivables, inventory, prepaid and other assets	$36,317
Plant and equipment, net and MVDDS licenses	48,610
Satellite and related assets	200,000

Total assets	$284,927

Accounts payable and accrued expenses	$53,661
Feature film liabilities and other liabilities	77,303
Minority interest	4,842

Total liabilities	$135,806

News Corporation Transaction

        In February 2005, the Company and News Corporation entered into an agreement to restructure their ownership, through Regional Programming Partners, of its regional sports networks in New York, Chicago, New England, Ohio and Florida, as well as Madison Square Garden and its properties, Fox Sports Net and National Advertising Partners.

        Regional Programming Partners is owned 60% by the Company and 40% by News Corporation. Once the restructuring is complete, the Company will own 100% of Madison Square Garden. The Company will also own 100% of Fox Sports Net Chicago, as well as 50% of Fox Sports Net New England. In connection with the restructuring, these businesses will extend the terms of their long-term affiliation agreements with Fox Sports Net and their advertising representation agreements with National Advertising Partners.

        In connection with its December 2003 purchase of the interests that it did not own in Fox Sports Net Chicago and Fox Sports Net Bay Area, subsidiaries of Regional Programming Partners issued promissory notes in the aggregate amount of $150,000 to News Corporation. As part of the restructuring, those promissory notes will be contributed by News Corporation to Regional Programming Partners for no additional consideration and will thereafter be cancelled without any payment being made on them.

        Fox Sports Net and National Advertising Partners are owned 50% by the Company and 50% by News Corporation. Once the restructuring is complete, News Corporation will own 100% of Fox Sports Net and National Advertising Partners, as well as Fox Sports Net Ohio and Fox Sports Net Florida. Following the restructuring, News Corporation will continue its management of Fox Sports Net and National Advertising Partners and assume management of both Fox Sports Net Ohio and Fox Sports Net Florida.

        The Company and News Corporation will continue to own 60% and 40% respectively of Fox Sports Net Bay Area through a separate partnership. The Company will continue to manage that network. In connection with the restructuring, Fox Sports Net Bay Area will extend the terms of its long-term affiliation agreement with Fox Sports Net and its advertising representation agreement with National Advertising Partners. This transaction is subject to certain approvals and is expected to close by the end of the second quarter of 2005. The Company expects to record a gain as a result of this transaction, however, there can be no assurance that the transaction will be consummated.

        The assets and liabilities relating to Fox Sports Net Ohio and Fox Sports Net Florida included in the consolidated balance sheet of the Company at December 31, 2004 consist of the following:

Cash, receivables, prepaid and other current assets	$124,698
Property, plant and equipment, net	6,225
Other long term assets	8,626
Intangibles assets, net	61,868
Excess costs over fair value of assets acquired	22,509

Total assets	$223,926

Total current liabilities	$8,181
Long-term liabilities	15,345
Minority interest	77,407

Total liabilities	$100,933

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
CSC Holdings, Inc.:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting that CSC Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CSC Holdings, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that CSC Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, CSC Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CSC Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholder's deficiency, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 16, 2005 expressed an unqualified opinion on those consolidated financial statements. Our report dated March 16, 2005 refers to the adoption of the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, in the year ended December 31, 2003.

/s/ KPMG LLP

Melville, New York
March 16, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
CSC Holdings, Inc.:

        We have audited the accompanying consolidated balance sheets of CSC Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholder's deficiency, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement scheduled based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSC Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 10 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, in the year ended December 31, 2003.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CSC Holdings, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Melville, New York
March 16, 2005

CSC HOLDINGS, INC. AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003
(Dollars in thousands)

	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$866,816	$326,962
Restricted cash	144,444	—
Accounts receivable, trade (less allowance for doubtful accounts of $24,823 and $29,513)	395,091	358,416
Notes and other receivables	124,761	59,005
Note receivable, affiliate	—	12,877
Investment securities	3,819	5,874
Prepaid expenses and other current assets	85,247	108,071
Feature film inventory, net	107,860	92,362
Deferred tax asset	124,528	107,660
Advances to affiliates	6,890	42,922
Investment securities pledged as collateral	327,180	—
Derivative contracts	193,682	—

Total current assets	2,380,318	1,114,149
Property, plant and equipment, net of accumulated depreciation of $4,684,432 and $4,051,376	4,231,514	4,593,210
Investments in affiliates	27,300	25,449
Investment securities pledged as collateral	819,441	1,224,498
Notes and other receivables	46,892	95,815
Derivative contracts	290,686	586,894
Other assets	75,148	63,272
Long-term feature film inventory, net	350,472	303,393
Deferred carriage fees, net	108,233	119,225
Franchises	731,848	731,848
Affiliation, broadcast and other agreements, net of accumulated amortization of $396,171 and $314,723	546,869	630,523
Other intangible assets, net of accumulated amortization of $51,263 and $34,979	170,501	164,311
Excess costs over fair value of net assets acquired	1,468,803	1,471,114
Deferred financing and other costs, net of accumulated amortization of $60,697 and $61,783	105,157	117,831

	$11,353,182	$11,241,532

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES
(a wholly-owned subsidiary of Cable Systems Corporation)
CONSOLIDATED BALANCE SHEETS (Continued)
December 31, 2004 and 2003
(Dollars in thousands, expect share and per share amounts)

	2004	2003
LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current Liabilities:
Accounts payable	$347,572	$334,283
Accrued liabilities
Interest	146,606	119,983
Employee related costs	282,760	273,269
Other accrued expenses	446,752	476,717
Accounts payable to affiliates	869	2,197
Deferred revenue	122,297	117,709
Feature film and contract obligations	107,492	92,206
Liabilities under derivative contracts	12,775	38,968
Current portion of bank debt	5,387	111,039
Current portion of collateralized indebtedness	617,476	—
Current portion of capital lease obligations	11,581	15,636

Total current liabilities	2,101,567	1,582,007
Feature film and contract obligations	358,209	286,955
Deferred revenue	13,648	16,322
Deferred tax liability	19,668	322,608
Liabilities under derivative contracts	151,102	127,751
Other long-term liabilities	259,549	264,906
Bank debt, long-term	2,484,500	2,246,000
Collateralized indebtedness	935,951	1,617,620
Senior notes and debentures	4,491,564	3,692,699
Senior subordinated notes and debentures	746,231	599,203
Notes payable	150,000	150,000
Capital lease obligations	59,982	69,220
Series H Redeemable Exchangeable Preferred Stock	—	434,181
Series M Redeemable Exchangeable Preferred Stock	—	1,110,113
Deficit investment in affiliates	59,913	41,111
Minority interests	685,877	580,766

Total liabilities	12,517,761	13,141,462

Series A Exchangeable Participating Preferred Stock	—	80,001

Commitments and contingencies
Stockholder's deficiency:
Series A Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
Series B Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
8% Series D Cumulative Preferred Stock, $.01 par value, 112,500 shares authorized, none issued ($100 per share liquidation preference)	—	—
Common Stock, $.01 par value, 10,000,000 shares authorized, 6,429,987 and 5,258,056 shares issued	64	53
Paid-in capital	2,274,294	829,801
Accumulated deficit	(3,435,002)	(2,808,833)

	(1,160,644)	(1,978,979)
Accumulated other comprehensive loss	(3,935)	(952)

Total stockholder's deficiency	(1,164,579)	(1,979,931)

	$11,353,182	$11,241,532

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES
(a wholly-owned subsidiary of Cable Systems Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2004, 2003 and 2002
(Dollars in thousands)

	2004	2003	2002
Revenues, net	$4,932,864	$4,177,148	$3,801,835

Operating expenses:
Technical and operating (excluding depreciation and amortization (including impairments) and including costs of goods sold of $32,573 and $566 in 2004 and 2003)	2,414,624	1,956,157	1,738,637
Selling, general and administrative	1,331,735	1,126,911	924,460
Other operating income	(95,758)	(8,993)	—
Restructuring charges	151	10,725	74,091
Depreciation and amortization (including impairments)	1,341,549	1,060,651	873,648

	4,992,301	4,145,451	3,610,836

Operating income (loss)	(59,437)	31,697	190,999

Other income (expense):
Interest expense	(636,274)	(615,676)	(506,480)
Interest income	10,541	16,330	22,439
Equity in net income (loss) of affiliates	(12,991)	429,732	(42,375)
Gain (loss) on sale of cable assets and programming and affiliate interests, net	2,232	(13,644)	—
Gain (loss) on investments, net	134,598	235,857	(881,394)
Write-off of deferred financing costs	(18,961)	(388)	(6,931)
Gain (loss) on derivative contracts, net	(165,305)	(208,323)	924,037
Loss on extinguishment of debt	(78,571)	—	(17,237)
Minority interests	(91,776)	(45,908)	(46,052)
Miscellaneous, net	294	3,624	(5,656)

	(856,213)	(198,396)	(559,649)

Loss from continuing operations before income taxes and dividend requirements	(915,650)	(166,699)	(368,650)
Income tax benefit (expense)	298,571	(21,959)	74,382

Loss from continuing operations before dividend requirements	(617,079)	(188,658)	(294,268)
Dividend requirements applicable to preferred stock	—	(92,260)	(174,516)

Loss from continuing operations	(617,079)	(280,918)	(468,784)
Income (loss) from discontinued operations, net of taxes	(1,654)	(14,123)	562,667

Income (loss) applicable to common shareholder before extraordinary item	(618,733)	(295,041)	93,883
Extraordinary loss on investment, net of taxes	(7,436)	—	—

Net income (loss) applicable to common shareholder	$(626,169)	$(295,041)	$93,883

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIENCY
Years ended December 31, 2004, 2003 and 2002
(Dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2001	$50	$969,981	$(2,607,675)	$—	$(1,637,644)
Net income	—	—	268,399	—	268,399
Minimum pension liability adjustment	—	—	—	(1,790)	(1,790)

Comprehensive income					266,609
Tax benefit related to stock options	—	10,983	—	—	10,983
Treasury stock acquired by Cablevision from NBC	—	(359,750)	—	—	(359,750)
Issuance of Cablevision common stock to NBC	—	114,888	—	—	114,888
Conversion of RMG options to CNYG options	—	4,391	—	—	4,391
Preferred dividend requirements	—	—	(174,516)	—	(174,516)

Balance at December 31, 2002	50	740,493	(2,513,792)	(1,790)	(1,775,039)
Net loss	—	—	(202,781)	—	(202,781)
Minimum pension liability adjustment	—	—	—	838	838

Comprehensive loss					(201,943)
Tax benefit related to stock options	—	1,165	—	—	1,165
Preferred dividend requirements	—	—	(92,260)	—	(92,260)
Net contributions from Cablevision	3	63,070	—	—	63,073
Issuance of Cablevision restricted stock to employees	—	25,073	—	—	25,073

Balance at December 31, 2003	53	829,801	(2,808,833)	(952)	(1,979,931)
Net loss	—	—	(626,169)	—	(626,169)
Minimum pension liability adjustment	—	—	—	(2,792)	(2,792)
Foreign currency translation	—	—	—	(191)	(191)

Comprehensive loss					(629,152)
Tax benefit related to stock options	—	813	—	—	813
Net contributions from Cablevision	11	1,413,220	—	—	1,413,231
Issuance of Cablevision restricted stock to employees	—	30,460	—	—	30,460

Balance at December 31, 2004	$64	$2,274,294	$(3,435,002)	$(3,935)	$(1,164,579)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES
(a wholly-owned subsidiary of Cable Systems Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2004, 2003 and 2002
(Dollars in thousands)

	2004	2003	2002
Cash flows from operating activities:
Loss from continuing operations before dividend requirements	$(617,079)	$(188,658)	$(294,268)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	1,341,549	1,060,651	873,648
Non-cash other operating income	(41,788)	—	—
Equity in net (income) loss of affiliates	12,991	(429,732)	42,375
Minority interests	91,776	45,908	46,052
(Loss) gain on sale of cable assets and programming interests, net	(2,232)	13,644	—
Loss (gain) on investments, net	(134,598)	(235,857)	881,394
Write-off of deferred financing costs	18,961	388	6,931
Loss (gain) on derivative contracts, net	149,911	178,499	(910,726)
Loss on extinguishment of debt	3,987	—	17,237
Compensation expense related to issuance of restricted stock	30,460	25,073	—
Deferred income tax	(308,311)	50,206	(38,168)
Amortization and write-off of feature film inventory	192,682	94,806	57,390
Amortization of deferred financing, discounts on indebtedness and other deferred costs	110,709	89,787	87,144
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable trade	(32,892)	(29,761)	24,493
Notes and other receivables	(20,516)	(9,497)	(19,796)
Note receivable from affiliate	12,877	5,123	(18,000)
Inventory, prepaid expenses and other assets	4,366	(29,014)	8,412
Advances to affiliates	2,834	81,056	(91,921)
Feature film inventory	(258,371)	(191,723)	(120,526)
Other deferred costs	(17,691)	(7,922)	(12,973)
Accounts payable	10,545	(109,718)	43,915
Accrued liabilities	(6,312)	(11,401)	2,307
Feature film and contract obligations	130,044	87,108	41,774
Deferred revenue	944	2,917	(10,676)
Minority interests	(947)	(11,060)	(32,345)

Net cash provided by operating activities	673,899	480,823	583,673

Cash flows from investing activities:
Capital expenditures	(775,635)	(888,371)	(1,320,710)
Payments for acquisitions, net of cash acquired	(84,738)	(179,728)	—
Proceeds from sale of equipment, net of costs of disposal	(194)	5,906	15,336
Decrease (increase) in investments in affiliates, net	32,664	443,391	(34,619)
Proceeds from sale of investment	2,029	—	—
Decrease in investment securities and other investments	61	3,150	994
Increase in restricted cash	(35,797)	—	—
Additions to other intangible assets	(15,521)	(2,374)	(548)

Net cash used in investing activities	$(877,131)	$(618,026)	$(1,339,547)

See accompanying notes to consolidated financial statements.

	2004	2003	2002
Cash flows from financing activities:
Proceeds from bank debt	$3,342,095	$2,328,180	$1,603,574
Repayment of bank debt	(3,209,247)	(2,056,908)	(524,500)
Redemption of senior subordinated notes	(350,000)	—	—
Issuance of senior notes	1,293,922	—	—
Net proceeds from (repayments of) collateralized indebtedness	3,861	330,728	(54,813)
Repayment of note payable	—	(250,000)	—
Issuance of preferred stock	—	75,000	—
Dividends applicable to preferred stock	—	(87,259)	(174,516)
Redemption of preferred stock	(1,694,622)	—	—
Capital contribution from Cablevision	1,413,231	63,073	—
Payments on capital lease obligations and other debt	(16,245)	(16,745)	(28,078)
Additions to deferred financing and other costs	(37,970)	(14,829)	(15,778)
Other	(1,748)	—	—

Net cash provided by financing activities	743,277	371,240	805,889

Effect of exchange rate changes on cash and cash equivalents	(191)	—	—

Net increase in cash and cash equivalents from continuing operations	539,854	234,037	50,015
Net effect of discontinued operations on cash and cash equivalents	—	(33,015)	(32,065)
Cash and cash equivalents at beginning of year	326,962	125,940	107,990

Cash and cash equivalents at end of year	$866,816	$326,962	$125,940

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company and Related Matters

        CSC Holdings, Inc. ("CSC Holdings" or the "Company"), is a wholly-owned subsidiary of Cablevision Systems Corporation ("Cablevision"). The Company and its majority-owned subsidiaries own and operate cable television systems and through its subsidiary, Rainbow Media Holdings LLC, have ownership interests in companies that produce and distribute national and regional entertainment and sports programming services, including Madison Square Garden, L.P. ("MSG"). The Company also owns companies that provide advertising sales services for the cable television industry, provide telephone service, operate motion picture theaters and provide direct broadcast satellite service. The Company classifies its business interests into four segments: Telecommunications Services, consisting principally of its consumer video, high-speed data, Voice over Internet Protocol and our commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional cable television programming networks; Madison Square Garden, which owns and operates professional sports teams, regional cable television networks and an entertainment business; and Rainbow DBS, which consists of our direct broadcast satellite service and the 21 high definition channels currently carried exclusively by this service (see Note 23).

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and certain variable interest entities pursuant to FIN 46R (see discussion below). All significant intercompany transactions and balances are eliminated in consolidation.

Revenue Recognition

        The Company recognizes cable television, high-speed data, Voice over Internet Protocol, and telephony revenues as the services are provided to subscribers. Installation revenue for our video, consumer high-speed data and Voice over Internet Protocol services is recognized as installations are completed, as direct selling costs have exceeded this revenue in all periods reported. The Company classifies amounts billed to our customers for local franchise fees as a component of revenue.

        Our programming businesses recognize affiliate fees from cable and satellite providers as the programming is provided. Advertising revenues are recognized when commercials are telecast. In some situations, our programming businesses guarantee certain viewer ratings for their programming. For these types of transactions, a portion of such revenue is deferred if the guaranteed viewer ratings are not met and is subsequently recognized by providing additional advertising time.

        Revenues derived from other sources are recognized when services are provided or events occur.

Technical and Operating Expense

        Costs of revenue related to sales of services and the cost of direct broadcast satellite equipment sold are classified as "technical and operating" expenses in the accompanying statements of operations.

Advertising Expenses

        Advertising costs are charged to expense when incurred. Advertising costs amounted to $276,457, $199,720 and $152,612 for the years ended December 31, 2004, 2003 and 2002, respectively.

Restricted Cash

        Restricted cash at December 31, 2004 includes approximately $108,600 received in exchange for shares the Company owned of AT&T Wireless ("AWE") common stock, representing the $15 share price paid in consideration of the merger between AWE and Cingular Wireless LLC. This restricted cash was used to settle the outstanding collateralized indebtedness relating to these shares subsequent to December 31, 2004.

        Restricted cash at December 31, 2004 also included approximately $21,000 of cash collateralized letters of credit entered into by the Rainbow segment for certain programming and operating lease commitments. In addition, restricted cash includes an escrow account required by the National Hockey League, restricted cash required by certain operating agreements and cash collateralized letters of credit aggregating approximately $14,800 for the Madison Square Garden segment.

Accounts Receivable

        The Company periodically assesses the adequacy of valuation allowances for uncollectible accounts receivable by evaluating general factors such as length of time individual receivables are past due, historical collection experience, and the economic and competitive environment.

Investments

        Investment securities and investment securities pledged as collateral are classified as trading securities and are stated at fair value with unrealized holding gains and losses included in net income (loss).

        The Company's interests in less than majority-owned entities in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee are accounted for under the equity method. Equity method investments are recorded at original cost and adjusted to recognize the Company's proportionate share of the investees' net income or losses, additional contributions made and distributions received. The Company would recognize a loss where there existed an other than temporary decline in the value of the investment.

Long-Lived and Indefinite-Lived Assets

        Property, plant and equipment, including construction materials, are carried at cost, and include all direct costs and certain indirect costs associated with the construction of cable television transmission and distribution systems, and the costs of new product and subscriber installations. Equipment under capital leases is recorded at the present value of the total minimum lease payments. Depreciation on equipment is calculated on the straight-line basis over the estimated useful lives of the assets or, with respect to equipment under capital leases and leasehold improvements, amortized over the shorter of the lease term or the assets' useful lives and reported with depreciation and amortization (including impairments) in the consolidated statements of operations.

        Affiliation, broadcast and other agreements (primarily cable television system programming agreements) are amortized on a straight-line basis over periods ranging from 3 to 13 years. Other intangible assets are amortized on the straight-line basis over the periods benefited (5 to 25 years). Excess costs over fair value of net assets acquired ("goodwill") and the value of franchises acquired in purchase business combinations which have indefinite useful lives are no longer amortized in connection with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and other Intangible Assets, on January 1, 2002.

        The Company reviews its long-lived assets (property, plant and equipment, and intangible assets subject to amortization that arose from business combinations accounted for under the purchase method) for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

        The Company evaluates the recoverability of its goodwill and indefinite-lived intangible assets annually or more frequently whenever events or circumstances indicate that the asset may be impaired. Statement 142 requires that goodwill impairment be determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill which would be recognized in a business combination.

        The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Satellite Development Costs

        In 2001, Rainbow DBS entered into a contract for the construction of its satellite with Lockheed Martin Corporation. The contract provided for scheduled payments over a period extending through 2003, as well as cancellation penalties if the contract was terminated before the satellite was launched. As of December 31, 2003, payments made under the terms of the contract totaled approximately $255,300. In connection with the construction of this satellite, the Company capitalized interest of $7,692 and $7,390, respectively, for the years ended December 31, 2003 and 2002. This satellite was launched in July 2003, therefore no interest was capitalized since that date.

        Rainbow DBS entered into a satellite procurement contract covering five Ka-band satellites with Lockheed Martin in November 2004. The construction cost under the contract is approximately $740,000, subject to certain adjustments. Rainbow DBS has the right to terminate this contract prior to November 21, 2005 without penalty. If the contract is terminated subsequent to that date, Rainbow DBS would be required to make a termination payment, which at December 31, 2005 would not be significant. Milestone payments scheduled to be made in 2005 aggregate $50,900. However, milestone payments would cease upon termination of the contract. As of December 31, 2004, payments made under the terms of this contract totaled approximately $5,788.

        Refer to Note 5 for a discussion of impairment charges relating to the Rainbow DBS segment and Note 23 for a discussion of events subsequent to December 31, 2004 which affect this segment.

Feature Film Inventory

        Rights to feature film inventory acquired under license agreements along with the related obligations are recorded at the contract value when a license agreement is executed or the license period has begun. Costs are amortized to technical and operating expense on a straight-line basis over the respective license periods. Amounts payable subsequent to December 31, 2004 related to feature film telecast rights are as follows:

Years Ending December 31,
2005	$106,386
2006	78,604
2007	72,233
2008	51,080
2009	39,215
Thereafter	117,077

        See Note 5 for a discussion of the Company's review of the programming usefulness of our feature film inventory and impairment charges recorded in 2004, 2003 and 2002.

Deferred Carriage Fees

        Deferred carriage fees represent amounts paid or payable to cable systems operators to guarantee carriage of certain programming services and are amortized as a reduction to revenue over the period of guarantee (1 to 11 years).

Deferred Financing Costs

        Costs incurred to obtain debt are deferred and amortized to interest expense over the life of the related debt.

Income Taxes

        Income taxes are provided based upon the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires the asset and liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets, subject to an ongoing assessment of realizability.

Income (Loss) Per Common Share

        Basic and diluted net income (loss) per common share are not presented since the Company is a wholly-owned subsidiary of Cablevision.

Reclassifications

        Certain reclassifications have been made in the 2003 and 2002 financial statements to conform to the 2004 presentation.

Cash Flows

        For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

        During 2004, 2003 and 2002, the Company's non-cash investing and financing activities and other supplemental data were as follows:

	Years Ended December 31,
	2004	2003	2002
Non-Cash Investing and Financing Activities:
Capital lease obligations	$2,952	$10,003	$17,990
Receipt of marketable securities in connection with the sale of programming interests and cable assets	—	—	321,908
Preferred stock dividends	—	5,001	—
Issuance of Cablevision common stock in exchange for NBC's interest in Rainbow Media Holdings	—	—	114,888
Acquisition of Cablevision common stock from NBC	—	—	359,750
Acquisition of shares of Rainbow Media Holdings from NBC	—	—	318,342
Note payable issued in connection with the purchase of the 20% minority interest in American Movie Classics, The Independent Film Channel and WE: Women's Entertainment	—	250,000	—
Note payable issued in connection with the purchase of the 50% interests in Fox Sports Net Chicago and Fox Sports Net Bay Area	—	150,000	—
Redemption of collateralized indebtedness associated with AT&T Wireless shares with restricted cash, net of related forward contract	105,000	—	—
Receipt of restricted cash for AT&T Wireless shares	213,647	—	—
Supplemental Data:
Cash interest paid–continuing operations	636,591	498,591	489,108
Cash interest paid–discontinued operations	—	525	5,471
Income taxes paid (refunded), net	6,413	8,322	(27,732)

Derivative Financial Instruments

        The Company accounts for derivative financial instruments in accordance with Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Statement No. 133 requires that an entity recognize all derivatives, as defined, as either assets or liabilities measured at fair value. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized as a component of comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company uses derivative instruments to manage its exposure to market risks from changes in certain equity prices and interest rates and does not hold or issue derivative instruments for speculative or trading purposes. These derivative instruments are not designated as hedges, and changes in the fair values of these derivatives are recognized in earnings as gain (losses) on derivative contracts.

Concentrations and Credit Risk

        Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade receivables. Cash is invested in money market funds, bank time deposits or in obligations of the U.S. Treasury. The Company's cash investments are placed with money markets funds or financial institutions that have received the highest rating awarded by S&P and Moody's. The Company had two customers that accounted for approximately 29% and 27% of the Company's consolidated net trade receivable balances at December 31, 2004 and 2003, respectively, which exposes the Company to a concentration of credit risk. Although these customers exceeded 10 percent of the Company's consolidated net trade receivables, the Company does not have a single external customer which represents 10 percent or more of its consolidated revenues.

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

Recently Adopted and Issued Accounting Standards

        In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46, as revised in December 2003 ("FIN 46R"), addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with characteristics of a controlling financial interest, (b) equity investors do not have voting rights that are proportionate to their economic interest, or (c) have equity investors that do not provide sufficient financial resources for the entity to support its activities. For all variable interest entities created prior to February 1, 2003, the Company was required to apply the provisions of FIN 46R by March 31, 2004. For variable interest entities created subsequent to January 31, 2003, FIN 46R was effective in 2003. In determining how to account for our interests in variable interest entities ("VIE"), we consolidated all VIEs for which we are either the primary beneficiary or provide more than half of the total of the equity, subordinated debt, or other forms of subordinated financial support. The Company consolidated its investment in Northcoast Communications LLC at March 31, 2004 (see Note 14) and its investment in DTV Norwich LLC as of the date of the DTV Norwich Transaction (see Note 3). In addition, the Company consolidated its investment in PVI Virtual Media Services LLC in the second quarter of 2004 in connection with an amendment to the LLC agreement which caused the Company to reconsider whether PVI Virtual Media was a variable interest entity. PVI Virtual Media markets a real time video insertion system that through patented technology places computer generated electronic images into television broadcasts of sporting events and other programming. PVI Virtual Media's total assets and liabilities consolidated in the second quarter of 2004 amounted to approximately $15,000 and $4,000, respectively. PVI Virtual Media's total assets and liabilities as of December 31, 2004 amounted to approximately $14,400 and $7,600, respectively. Creditors of PVI Virtual Media have no recourse to the general credit of the Company.

        In March 2004, the EITF ratified its consensus related to the application guidance within EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 applies to investments in debt and equity securities within the scope of Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and equity securities that are not subject to the scope of Statement No. 115 and not accounted for under the equity method under APB Opinion 18 and related interpretations. EITF 03-1 requires that a three-step model be applied in determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. The adoption of EITF 03-1 did not have an impact on the Company's financial position or results of operations for the year ended December 31, 2004.

        In March 2004, the EITF reached a consensus regarding Issue No. 03-16, Accounting for Investments in Limited Liability Companies. EITF 03-16 requires investments in limited liability companies that have separate ownership accounts for each investor to be accounted for similar to a limited partnership investment under Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures. Investors would be required to apply the equity method of accounting to their investments at a much lower ownership threshold than the 20% threshold applied under Accounting Principles Board No. 18, The Equity Method of Accounting for Investments in Common Stock. EITF 03-16 was effective for the first period beginning after June 15, 2004. The adoption of EITF 03-16 did not have an impact on the Company's financial position or results of operations for the year ended December 31, 2004.

        In September 2004, the SEC staff issued Topic D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill, which requires the direct method of separately valuing all intangible assets and does not permit goodwill to be included in franchise assets. Topic D-108 requires the application of the direct value method to such assets acquired in business combinations completed after September 29, 2004. Further, for registrants who have applied the residual method to the valuation of intangible assets for purposes of impairment testing, such registrants should perform an impairment test using a direct value method for all intangible assets that were previously valued using the residual method by no later than the beginning of their first fiscal year beginning after December 15, 2004. Impairments recognized upon application of Topic D-108 should be reported as a cumulative effect of a change in accounting. The Company currently uses the direct value method for purposes of impairment testing of its indefinite-lived intangibles and therefore the adoption of Topic D-108 had no impact on the Company's financial position or results of operations.

        In September 2004, the EITF reached a consensus regarding Issue No. 04-1, Accounting for Preexisting Relationships Between the Parties to a Business Combination. EITF 04-1 requires an acquirer in a business combination to evaluate any preexisting relationship with the acquiree to determine if the business combination in effect contains a settlement of the preexisting relationship. A business combination between parties with a preexisting relationship should be viewed as a multiple element transaction. EITF 04-1 is effective for business combinations after October 13, 2004, but requires goodwill resulting from prior business combinations involving parties with a preexisting relationship to be tested for impairment by applying the guidance in the consensus in impairment tests performed after October 13, 2004. The application of the provisions of EITF 04-1 had no impact on the Company's financial position or results of operations in 2004.

        In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. Statement No. 153 addresses the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Statement No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of Statement No. 153 will be adopted for all nonmonetary exchanges initiated after July 1, 2005 and therefore had no impact to the consolidated financial statements for the year ended December 31, 2004.

NOTE 2.    ACCOUNTING RELATED INVESTIGATIONS

        The Securities and Exchange Commission and the U.S. Attorney's Office for the Eastern District of New York continue to conduct investigations into matters related to the improper expense recognition previously reported by the Company. In July 2004, in connection with the Company's response to the comments of the staff of the Division of Corporation Finance of the Securities and Exchange Commission on the Company's filings under the Securities Exchange Act of 1934, the

Company provided information with respect to certain of its previous restatement adjustments relating to the timing of recognition of launch support, marketing and other payments under affiliation agreements. The staff of the Division of Enforcement of the Securities and Exchange Commission has contacted the Company to ask for additional information on these launch support, marketing and other payments.

NOTE 3.    TRANSACTIONS

2004 Transactions

        In January 2004, Rainbow DBS Company LLC, an indirect wholly-owned subsidiary of the Company, invested $100 for a 49% interest in DTV Norwich, an entity that acquired licenses at auction from the Federal Communications Commission ("FCC") to provide multichannel video distribution and data service ("MVDDS") in 46 metropolitan areas in the United States. In connection with the equity investment, the Company loaned DTV Norwich an additional $84,600 for the acquisition of these licenses (the "DTV Norwich Transaction"). Under the terms of the promissory note with DTV Norwich, the loan was forgiven when the FCC granted the MVDDS licenses to DTV Norwich on July 27, 2004 and September 23, 2004.

        Rainbow DBS also agreed to a put/call option with the other investor in DTV Norwich. Rainbow DBS had a call option to purchase an additional 41% membership interest in DTV Norwich at an exercise price of $4,230. Rainbow DBS exercised its call option on October 29, 2004. Rainbow DBS has received FCC approval to acquire the 41% membership interest which will give Rainbow DBS control of this entity. The other investor has the right, for ten years, to put its remaining 10% interest to Rainbow DBS at fair value to be determined by a process involving independent valuation experts.

        Pursuant to FIN 46R, Consolidation of Variable Interest Entities, this entity was consolidated with the Company as of the date of the transaction since it does not have sufficient equity to demonstrate that it can finance its activities without additional subordinated financial support. The acquired licenses were recorded in the consolidated balance sheet as other intangible assets and were deemed to have an indefinite life. Since this variable interest entity is not considered a business pursuant to FIN 46R, the excess of the fair value of the consideration paid and the newly consolidated non-controlling interest over the fair value of the newly consolidated identifiable assets, of $7,436 net of taxes of $5,384, was recorded as an extraordinary loss. In connection with the Company's decision in December 2004 to seek strategic alternatives for the Rainbow DBS business (see Note 5 and Note 23), the Company reduced the carrying value of the acquired licenses to their estimated fair value of $6,113 based on available MVDDS auction value information.

        In accordance with the provisions of FIN 46R, the assets and liabilities attributable to the Company's 49.9% interest in Northcoast Communications (a wireless personal communications business) were consolidated and classified as assets and liabilities held for sale in the consolidated balance sheet as of March 31, 2004. Northcoast Communications' consolidated net assets consisted primarily of the net assets of its Cleveland PCS subsidiary. Vendor financing for the Cleveland PCS business consisted of a $75,000 credit facility at Cleveland PCS, LLC. This facility had no recourse to the Company or to Northcoast Communications, other than pursuant to a pledge by Northcoast

Communications of the stock of Cleveland PCS and a guarantee of the payment by Northcoast Communications and the Company of the FCC indebtedness of the Cleveland PCS subsidiary which held the Cleveland PCS license. In March 2004, Northcoast Communications agreed to sell its Cleveland PCS business to an unaffiliated entity. The FCC indebtedness was fully repaid by Cleveland PCS in the second quarter of 2004. The sale of Cleveland PCS was consummated in July 2004 and the obligations of Cleveland PCS under the vendor financing were satisfied. The Company did not record any gain or loss in connection with the sale. The net assets sold in the third quarter of 2004 consisted of the following:

Cash, receivables, inventory, prepaid and other assets	$15,245
Property, equipment and PCS licenses	46,825

Total assets sold	$62,070

Accounts payable and accrued expenses	$15,212
Other liabilities	46,858

Total liabilities sold	$62,070

        The Company's investment in Northcoast Communications was zero at December 31, 2004.

2003 Transactions

        In July 2003, the Company repurchased Metro-Goldwyn-Mayer, Inc.'s ("MGM") 20% interest in each of AMC, The Independent Film Channel ("IFC") and WE: Women's Entertainment for $500,000 and entered into a film rights agreement relating to the MGM film library. The $500,000 purchase price consisted of $250,000 in cash and a $250,000 note issued by Cablevision and maturing five months after closing, payable in cash or, at Cablevision's election, shares of Cablevision NY Group Class A common stock. The $250,000 note required monthly principal payments of $2,500 in cash prior to maturity. The acquisition was accounted for as a purchase. The excess of the purchase price over the net book value of the assets acquired of approximately $415,662 was allocated to the specific assets acquired as follows:

	Useful Life
Property and equipment	5 years	$4,994

Amortizable intangible assets
Affiliation agreements	10 years	$327,934
Other intangibles	10 years	74,248

		$402,182

Indefinite-lived assets
Excess costs over fair value of net assets acquired		$8,486

        In May 2003, Northcoast Communications completed its sale of spectrum licenses covering 50 U.S. markets to Verizon Wireless for approximately $763,000 in cash. Of the proceeds, approximately $51,000 was used by Northcoast Communications to retire debt. The remaining proceeds, after payment of expenses, were distributed to the partners of Northcoast Communications, including the Company. The Company's share of the proceeds was approximately $651,000. All of the available funds were used by the Company to repay bank debt under the Restricted Group credit facility.

        In March 2003, the Company transferred the stock of its wholly-owned subsidiary, Cablevision Electronics Investments, Inc. to GBO Electronics Acquisition, LLC. As of December 31, 2003, the Company recorded losses aggregating $8,382, net of taxes, in connection with this transaction.

        In January 2003, subsidiaries of News Corporation ("News Corporation") exercised a put option relating to interests in Fox Sports Net Chicago and Fox Sports Net Bay Area that News Corporation held outside of Regional Programming Partners. Regional Programming Partners, which held a 50% interest in each of these businesses, is a 60% owned subsidiary of Rainbow Media Holdings. In March 2003, Rainbow Media Holdings and News Corporation agreed on a $110,000 purchase price for News Corporation's 50% interest in Fox Sports Net Bay Area and a $40,000 purchase price for News Corporation's 50% interest in Fox Sports Net Chicago, payable in each case in the form of three-year promissory notes of a subsidiary of Regional Programming Partners, bearing interest at the prime rate plus 1% and secured by Regional Programming Partners' 100% interest in Fox Sports Net Bay Area. The transaction closed in December 2003 and the operating results of the acquired businesses have been consolidated with those of the Company as of the acquisition date. The acquisition was accounted for as a purchase. The excess of the purchase price over the net book value of the assets acquired of approximately $77,259 was allocated to the specific assets acquired as follows:

	Useful Life
Amortizable intangible assets
Affiliation agreements	10 years	$47,544
Other intangibles	8-12 years	29,715

		$77,259

2002 Transactions

        During the six months ended June 30, 2002, NBC-Rainbow Holding, Inc., a subsidiary of National Broadcasting Company ("NBC"), had exchanged a 5.0% interest in Rainbow Media Holdings equity securities for 9,968,988 shares of Rainbow Media Group Class A common stock of Cablevision (valued at $98,514). The Rainbow Media Group common stock was exchanged for 11,872,367 shares of Cablevision NY Group Class A common stock on August 20, 2002. In September 2002, NBC exchanged a 0.7% interest in Rainbow Media Holdings equity securities for 1,647,266 shares of Cablevision NY Group Class A common stock of Cablevision (valued at $16,374). In connection with the sale of the Bravo programming service to NBC in December 2002 discussed below, the Company acquired NBC's remaining 17.2% minority interest in Rainbow Media Holdings, increasing the Company's interest in Rainbow Media Holdings to 100%.

        The acquisitions of the 22.9% and the 3.1% minority interests in 2002 and 2001, respectively, were accounted for as purchases. The excess of the purchase prices over the net book value of assets acquired of approximately $293,353 was allocated to the specific assets acquired, in 2002, as follows:

	Useful Life
Property and equipment	10 years	$7,359

Amortizable intangible assets
Affiliation agreements	10 years	$166,853
Broadcast rights	10 years	25,295
Other intangibles	7 to 10 years	36,807

		$228,955

Indefinite-lived intangible assets
Excess costs over the fair value of net assets acquired		$57,039

        In December 2002, the Company completed the sale of Rainbow Media Holdings' 80% interest in the Bravo programming service to NBC for $1.0 billion, payable in General Electric Company common stock and 53.2 million shares of Cablevision NY Group Class A common stock (21.8 million shares of Cablevision NY Group Class A common stock held by NBC and 31.4 million shares of Cablevision NY Group Class A common stock issuable upon the conversion of shares of Rainbow Media Holdings common stock held by NBC). The Company recorded a gain of $663,352, net of taxes, in connection with this transaction. The operating results of the Bravo programming service, including the gain on sale, have been classified as discontinued operations for all periods presented. The net operating results of the Bravo programming service were previously reported in the Rainbow segment.

        In March 2002, Rainbow Media Holdings acquired Loral Space and Communications, Ltd.'s 50% interest in Rainbow DBS (formerly R/L DBS Company, LLC) for a purchase price of up to a present value of $33,000 payable from a percentage of future revenues of Rainbow DBS' business, if any, or from any future sale of all or part of the interests in or assets of Rainbow DBS. This purchase increased Rainbow Media Holdings' ownership of Rainbow DBS to 100%. Rainbow DBS' operating results are consolidated with those of the Company as of the date of acquisition. At December 31, 2004 and 2003, the total amount due to Loral Space and Communications under this earn-out arrangement was $44,065 and $40,801.

        Rainbow DBS was formed for the purpose of exploiting certain direct broadcast satellite ("DBS") frequencies. The FCC's construction permit relating to the DBS frequencies was originally scheduled to expire in August 1999. In December 2000, the FCC granted an extension to Rainbow DBS' construction permit relating to the DBS frequencies held by Rainbow DBS. The extension required the launch of a satellite by March 29, 2003 and commencement of service offerings by not later than December 29, 2003, with specified six month interim construction milestones, non-compliance with which would result in the forfeiture of the construction permit. In March 2003, Rainbow DBS requested an extension of the launch date of a direct broadcast satellite to August 31, 2003 due to the satellite manufacturer's need for additional time for scheduling and testing of the launch vehicle for the satellite. On July 17, 2003, Rainbow DBS successfully launched a direct broadcast satellite into space and on October 15, 2003, Rainbow DBS introduced VOOMSM, the Company's direct broadcast satellite service. See Note 23 for a discussion of subsequent events.

NOTE 4.    RESTRUCTURING CHARGES

        In December 2001, the Company recorded restructuring charges of $56,442 (including $13,720 for discontinued operations) which included expenses of approximately $21,018 associated with the elimination of approximately 600 positions, primarily in corporate, administrative and infrastructure functions across various business units of the Company, and estimated expenses of approximately $35,424 associated with facility realignment and other related costs. The following table summarizes the accrued restructuring liability related to the 2001 restructuring plan for continuing operations:

	Employee Severance	Facility Realignment and Other Costs	Total
Balance at December 31, 2001	$11,615	$31,107	$42,722
Additional charges (credits)	3,688	(2,670)	1,018
Payments	(14,089)	(8,414)	(22,503)
Other	—	1,555	1,555

Balance at December 31, 2002	1,214	21,578	22,792
Additional charges (credits)	(232)	4,833	4,601
Payments	(979)	(7,199)	(8,178)

Balance at December 31, 2003	3	19,212	19,215
Credits	—	(5,589)	(5,589)
Payments	(3)	(7,242)	(7,245)

Balance at December 31, 2004	$—	$6,381	$6,381

        In 2002, the Company announced a new operating plan and restructuring which included the closing of 26 retail electronics store locations, the consolidation of customer service call centers, and the elimination of certain staff positions. Additionally, the Company reached an agreement with its supplier of set top boxes which reduced the Company's purchase commitments for set top boxes from $378,500 in 2002, $378,500 in 2003, and $567,750 in 2004 to a total remaining commitment of $87,500 in 2002 and nothing thereafter and required the Company to make certain other cash payments aggregating $50,000 plus interest on a portion of such amount with respect to, among other things, a license for certain software (valued at $17,500 based on an independent appraisal). In connection with this plan, the Company recorded restructuring charges of $84,626 (including $11,553 for discontinued operations) which included $21,762 (including $3,642 for discontinued operations) associated with the elimination of approximately 3,000 positions, $30,364 (including $7,911 for discontinued operations) associated with facility realignment and other related costs and $32,500 associated with the reduction in required digital set top box commitments. The following table summarizes the accrued restructuring liability related to the 2002 restructuring plan for continuing operations:

	Employee Severance	Facility Realignment and Other Costs	Total
Restructuring charges	$18,120	$54,953	$73,073
Payments	(12,647)	(7,964)	(20,611)
Other	—	1,029	1,029

Balance at December 31, 2002	5,473	48,018	53,491

Additional charges (credits)	1,224	(1,211)	13
Payments	(6,490)	(7,184)	(13,674)

Balance at December 31, 2003	207	39,623	39,830

Credits	(68)	(172)	(240)
Payments	(139)	(9,218)	(9,357)

Balance at December 31, 2004	$—	$30,233	$30,233

        In 2003, the Company eliminated certain staff positions and incurred severance costs aggregating $6,111. The following table summarizes the accrued restructuring liability related to the 2003 restructuring plan for continuing operations:

Employee Severance
Balance at December 31, 2003	$2,258
Additional charges	238
Payments	(2,418)

Balance at December 31, 2004	$78

        In connection with the acquisition of News Corporation's 50% interest in Fox Sports Net Chicago in December 2003, the Company consolidated a restructuring liability of $380 relating to facility realignment costs. This liability was paid in full as of December 31, 2004.

        During 2004, the Company recorded restructuring charges aggregating $5,742, associated with the elimination of certain positions in various business units of the Company. As of December 31, 2004, approximately $4,409 of these charges was paid.

        Restructuring expenses (credits) by segment for the years ended December 31, 2004, 2003 and 2002 are as follows:

	Years Ended December 31,
	2004	2003	2002
Telecommunications Services	$736	$2,924	$47,388
Rainbow	908	(49)	(4,477)
Madison Square Garden	4,146	3,735	550
Rainbow DBS	—	—	—
All Other	(5,639)	4,115	30,630

	$151	$10,725	$74,091

        At December 31, 2004, the restructuring liability was classified as a current liability in the consolidated balance sheet.

NOTE 5.    IMPAIRMENT CHARGES

        In connection with the Board of Directors' decision in December 2004 to suspend pursuing the spin-off of its Rainbow Media Enterprises subsidiary and instead to pursue strategic alternatives for its Rainbow DBS business, the Company performed a review of its assets for recoverability. The Company recorded an impairment charge of $245,955 reflecting the excess of the carrying value over the estimated fair value of long-lived assets, which has been recorded in depreciation and amortization and includes $87,701 of impairments of goodwill and other indefinite-lived intangible assets. The Company also recorded a charge of $108,857 included in technical and operating expenses representing $75,805 for the write down of certain film and programming contracts and $33,052 for the write off of equipment inventory and deposits. The impairment charges related to film and programming contracts, equipment inventory and deposits are based on net realizable value and the impairment charges related to goodwill, intangible and long-lived assets are based on estimates of fair value, all of which are subject to change upon final disposition of these assets.

        In addition, the Company recorded impairment charges of $2,394 included in depreciation and amortization relating to certain other long-lived assets deemed impaired within its theater operations and Rainbow segment in 2004.

        We periodically review the programming usefulness of our feature film inventory based on a series of factors, including ratings, type and quality of program material, standards and practices, and fitness for exhibition based on the programming of the individual programming service. If we determine that substantially all of the films in a film license agreement have no future programming usefulness and will no longer be exploited, we record a write-off for the portion of the unamortized cost of the film license agreement that was attributed to those films.

        As part of its periodic review of expected programming usefulness, the Company recorded an impairment loss of $297, $17,900 and $1,900 in 2004, 2003 and 2002, respectively. Such amounts represent the write-off of the carrying value of certain film and programming contracts of the Company's Rainbow segment and are included in technical and operating expense.

        In December 2002, the Company recorded an impairment loss of approximately $43,222, included in discontinued operations, representing the write down of software and leasehold improvements relating to the Company's retail electronics business. The retail electronics business' projected future operating losses caused the Company to reassess the recoverability of the retail electronics business' fixed assets. The carrying value of these fixed assets exceeded the estimated fair value based on discounted cash flows.

NOTE 6.    DISCONTINUED OPERATIONS

        The operating results and gain (loss) on the transfer of the retail electronics stores in March 2003 and the sale of the Bravo programming business in December 2002, have been classified as discontinued operations, net of taxes, in the Company's consolidated statements of operations for all periods presented. For the year ended December 31, 2004, the Company recorded losses, net of taxes, of approximately $1,092, representing the finalization of film asset adjustments that relate to the sale of the Bravo programming business. In addition, the Company recorded losses, net of taxes, of approximately $562 for the year ended December 31, 2004 that related primarily to estimated legal and payroll tax settlements in connection with the transfer of the retail electronics business.

        Operating results of discontinued operations for the years ended December 31, 2004, 2003 and 2002 are summarized below:

	Year Ended December 31, 2004
	Retail Electronics	Bravo	Total
Revenues, net	$—	$—	$—

Loss before income taxes	$(5,093)	$(1,861)	$(6,954)
Income tax benefit	4,531	769	5,300

Net loss	$(562)	$(1,092)	$(1,654)

Year Ended December 31, 2003
Retail Electronics
Revenues, net	$30,842

Loss before income tax benefit	$(19,468)
Income tax benefit	5,345

Net loss (including loss on sale of $8,382, net of taxes)	$(14,123)

	Year Ended December 31, 2002
	Retail Electronics	Bravo	Total
Revenues, net	$483,246	$131,682	$614,928

Income (loss) before income taxes	$(198,546)	$911,730	$713,184
Income tax benefit (expense)	83,389	(233,906)	(150,517)

Net income (loss) (including gain on sale of Bravo of $663,352, net of taxes)	$(115,157)	$677,824	$562,667

NOTE 7.    PROPERTY, PLANT AND EQUIPMENT

        Costs incurred in the construction of the Company's cable television system, including line extensions to, and rebuild of, the Company's hybrid fiber-coaxial infrastructure and costs incurred in the construction of the Company's headend facilities are capitalized and included in "headends" and "infrastructure," below. These costs consist of materials, sub-contractor labor, direct consulting fees, and internal labor and related costs associated with the construction activities. The internal costs that are capitalized consist of salaries and benefits of Company employees and the portion of facility costs, including rent, taxes, insurance and utilities, that supports the construction activities. Infrastructure costs are depreciated over the 12-year estimated life of the plant, and headend facilities are depreciated over the estimated life of the specific component, ranging from 4 years for certain electronics to 15 years for tower sites. Costs of operating the plant and the technical facilities, including repairs and maintenance and call completion fees, are expensed as incurred.

        In addition, the costs of connecting businesses or residences that have never before been connected to the service offering are capitalized. These costs include material, subcontractor and internal labor and related costs as discussed above. In addition, on-site and remote technical assistance during the provisioning process for new digital product offerings are capitalized. The departmental activities supporting the connection process are tracked through specific metrics, and the portion of departmental costs that is capitalized is determined through a time weighted activity allocation of costs incurred based on time studies used to estimate the average time spent on each activity. New connections are amortized over 5 years or 12 years for residence wiring and feeder cable to the home, respectively. The portion of departmental costs related to reconnection, programming service up- and down- grade, repair and maintenance, and disconnection activities are expensed as incurred.

        Property, plant and equipment consist of the following assets, which are depreciated or amortized primarily on a straight-line basis over the estimated useful lives shown below:

	December 31,
			Estimated Useful Lives
	2004	2003
Customer equipment	$1,145,462	$1,090,123	3 to 8 years
Headends	415,291	399,839	4 to 15 years
Multimedia	106,407	86,144	4 years
Central office equipment	364,122	343,027	5 to 10 years
Infrastructure	4,199,018	4,010,352	3 to 12 years
Program, service and data processing equipment	1,103,472	1,058,832	2 to 16 years
Microwave equipment	72,071	79,544	2 to 10 years
Satellite	198,254	271,549	14 years
Construction in progress (including materials and supplies)	51,494	50,975	—
Furniture and fixtures	159,336	158,714	1 to 10 years
Transportation equipment	214,497	214,321	3 to 15 years
Buildings and building improvements	347,417	341,253	10 to 40 years
Leasehold improvements	496,393	497,188	Term of lease
Land	42,712	42,725	—

	8,915,946	8,644,586
Less accumulated depreciation and amortization	4,684,432	4,051,376

	$4,231,514	$4,593,210

        Depreciation expense for the years ended December 31, 2004, 2003 and 2002 amounted to $1,141,810, $978,015 and $855,202, respectively.

        At December 31, 2004 and 2003, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

	December 31,
	2004	2003
Equipment	$128,236	$123,084
Less accumulated amortization	64,829	47,813

	$63,407	$75,271

NOTE 8.    INTANGIBLE ASSETS

        The following table summarizes information relating to the Company's acquired intangible assets at December 31, 2004 and 2003:

	2004	2003
Gross carrying amount of amortizable intangible assets
Affiliation agreements	$786,901	$794,186
Broadcast rights	152,944	142,302
Player contracts	3,195	8,758
Advertiser relationships	100,446	100,446
Other intangibles	112,589	96,945

	1,156,075	1,142,637

Accumulated amortization
Affiliation agreements	321,843	248,595
Broadcast rights	71,305	58,507
Player contracts	3,023	7,621
Advertiser relationships	22,128	11,361
Other intangibles	29,135	23,618

	447,434	349,702

Indefinite-lived intangible assets
Franchises	731,848	731,848
FCC licenses and other intangibles	8,729	1,899
Excess costs over the fair value of net assets acquired	1,468,803	1,471,114

	2,209,380	2,204,861

Total intangibles	$2,918,021	$2,997,796

Aggregate amortization expense
Years ended December 31, 2004 and 2003	$103,315	$82,636
Estimated amortization expense
Year ending December 31, 2005	$91,484
Year ending December 31, 2006	87,368
Year ending December 31, 2007	85,518
Year ending December 31, 2008	84,565
Year ending December 31, 2009	82,569

        The changes in the carrying amount of excess costs over the fair value of net assets acquired for the years ended December 31, 2004 and 2003 are as follows:

	Tele- communications	MSG	Rainbow	Rainbow DBS	Other	Total Company
Balance as of December 31, 2002	$206,971	$1,152,131	$87,657	$2,311	$13,558	$1,462,628
Excess costs over the fair value of net assets acquired, net of taxes	—	—	8,486	—	—	8,486

Balance as of December 31, 2003	206,971	1,152,131	96,143	2,311	13,558	1,471,114
Impairment loss relating to the Rainbow DBS business	—	—	—	(2,311)	—	(2,311)

Balance as of December 31, 2004	$206,971	$1,152,131	$96,143	$—	$13,558	$1,468,803

NOTE 9.    DEBT

Bank Debt

Restricted Group

        The Company has $2,400,000 revolving credit facility (the "Credit Agreement") with a group of banks which matures on June 30, 2006. The facility is guaranteed by certain subsidiaries of the Company, primarily its cable television operating subsidiaries and its commercial telephone subsidiary ("Restricted Group"). The total amount of bank debt outstanding under the Restricted Group credit facility at December 31, 2004 and 2003 was $1,889,000 and $1,513,039 (including $1,039 outstanding under a separate overdraft facility at December 31, 2003), respectively. As of December 31, 2004, approximately $53,375 was restricted for certain letters of credit issued on behalf of the Company. Interest on outstanding amounts may be paid, at the option of the Company, based on the prime rate or a Eurodollar rate plus a margin which varies based on the Restricted Group's leverage ratio (as defined in the Credit Agreement).

        Undrawn funds under the Credit Agreement amounted to approximately $457,625 at December 31, 2004. The Credit Agreement contains certain financial covenants that may limit the Restricted Group's ability to utilize all of the undrawn funds thereunder. The Credit Agreement contains various restrictive covenants, among which are the maintenance of various financial ratios, limitations on additional indebtedness and limitations on various payments, including preferred dividends and dividends on its common stock. In January 2005, the Company amended the debt to cash flow ratio permitted under the Credit Agreement. The amended covenant is 6.25 times through June 30, 2005, 5.75 times through December 31, 2005 and 5.50 times thereafter through June 30, 2006. The Company was in compliance with the covenants of its Credit Agreement at December 31, 2004.

        The weighted average interest rate on all bank borrowings under the Credit Agreement was 3.73% and 3.19% on December 31, 2004 and 2003, respectively. The Company is also obligated to pay fees ranging from 0.375% to 0.75% per annum on the unused loan commitment and from 0.875% to 2.50% per annum on letters of credit issued under the Credit Agreement.

Rainbow National Services

        In August 2004, Rainbow National Services LLC ("RNS"), an indirect wholly-owned subsidiary of Rainbow Media Holdings, which owns the common equity interests in the Company's three national programming services—AMC, WE and IFC, entered into a $950,000 senior secured credit facility ($350,000 of which is a revolving credit facility maturing September 30, 2011 and $600,000 of which is a term loan facility maturing March 31, 2012). The RNS credit facility is secured by the assets and stock of AMC, WE and IFC and guaranteed by AMC, WE and IFC, and Rainbow Programming Holdings, RNS's direct parent. The RNS credit facility contains certain covenants that require the maintenance of financial ratios (as defined in the credit facility) as well as restrictions on distributions, additional indebtedness, and liens. The maximum total leverage ratio per the credit facility is 6.75 times the cash flow (as defined) of AMC, IFC and WE through 2006. The revolving credit facility requires commitment reductions beginning December 31, 2009 through September 30, 2011. The term loan requires amortization of 0.25% of the original outstanding balance per quarter beginning June 30, 2005 through March 31, 2011 and 23.50% of the original outstanding balance for each quarter thereafter through its maturity date. Borrowings under the revolving credit facility bear interest at LIBOR plus a margin based upon the leverage ratio. Amounts under the term loan bear interest at LIBOR plus 2.75%. There were no amounts outstanding under the revolving credit facility as of December 31, 2004. The weighted average interest rate under the term loan was 5.19% on December 31, 2004.

Rainbow Media Holdings

        In December 2003, Rainbow Media Holdings, a wholly-owned subsidiary of the Company entered into an $823,000 credit facility consisting of a $200,000 revolving credit facility and a $623,000 term loan, maturing on March 31, 2008 and March 31, 2009, respectively. This facility amended and combined the previously existing Rainbow Media Holdings $300,000 credit facility and the AMC, IFC and WE $75,000 credit facility entered into in March 2003. The amended facility had been secured primarily by the assets of and guaranteed by AMC, IFC and WE. Rainbow Media Holdings' 100% interest in the stock of these entities was also pledged as collateral.

        Loans under the Rainbow Media Holdings credit facility bore interest at the Eurodollar rate plus a margin based upon Rainbow Media Holdings' leverage ratio. At December 31, 2003, $734,000 was outstanding under this credit facility and bore interest at a weighted average rate of 3.57%.

        In August 2004, RNS distributed approximately $704,900 to Rainbow Media Holdings which it used to repay all outstanding amounts under its credit facility and collateralize outstanding letters of credit. Such proceeds were obtained through the issuance of bank debt and the issuance of senior and senior subordinated notes by RNS. The Company wrote off approximately $12,694 of unamortized deferred financing costs in connection with the termination of the credit facility in 2004.

Madison Square Garden

        MSG, a subsidiary of Regional Programming Partners, had a $500,000 revolving credit facility with a group of banks which was to mature on December 31, 2004. MSG had pledged substantially all of its assets as collateral under the credit facility. Loans under the MSG credit facility bore interest at either prime rate or a Eurodollar rate plus a margin based upon MSG's consolidated leverage ratio. At December 31, 2003, loans outstanding amounted to $110,000, and bore interest at a weighted average rate of 1.93%. In March 2004, borrowings under the credit facility were repaid in full and the credit facility was terminated with proceeds from a $146,000 equity contribution from Regional Programming Partners. The Company wrote off approximately $1,187 of unamortized deferred financing costs in connection with the termination of the credit facility.

Senior Notes and Debentures

        The following table summarizes the Company's senior notes and debentures:

						Carrying Amount at December 31,
Issuer	Date Issued	Maturity Date		Face Amount	Original Issue Discount
			Rate			2004	2003
CSC Holdings(b)	April 2004	April 2012	6.75%	$500,000	$—	$500,000	$—
RNS(c)	August 2004	September 2012	8.75%	300,000	2,163	297,938	—
CSC Holdings(a)	July 1999	July 2009	8.125%	500,000	2,330	498,958	498,725
CSC Holdings(a)	July 1998	July 2008	7.25%	500,000	—	500,000	500,000
CSC Holdings(a)	July 1998	July 2018	7.625%	500,000	495	499,664	499,639
CSC Holdings(a)	February 1998	February 2018	7.875%	300,000	3,429	297,746	297,575
CSC Holdings(a)	December 1997	December 2007	7.875%	500,000	525	499,844	499,791
CSC Holdings(a)	August 1997	August 2009	8.125%	400,000	1,492	399,420	399,296
CSC Holdings(a)	March 2001	April 2011	7.625%	1,000,000	3,210	997,994	997,673

				$4,500,000	$13,644	$4,491,564	$3,692,699

(a)
These notes are not redeemable by the Company prior to maturity.

(b)
The Company may redeem some or all of the notes at any time at a make-whole redemption price calculated by reference to market interest rates for comparable maturity treasury notes plus a spread.

c)
The senior notes are redeemable, in whole or in part, at a redemption price equal to 104.375% of face value at any time on or after September 1, 2008, 102.188% of face value on or after September 1, 2009, and 100% of face value on or after September 1, 2010.

        In April 2004, the Company issued $500,000 face amount of 6 3/4% senior notes due 2012. In August 2004, RNS issued $300,000 aggregate principal amount of 8 3/4% senior notes due 2012.

        The indentures under which the senior notes and debentures were issued contain various covenants, which are generally less restrictive than those contained in the credit agreement of the issuer with which the issuer was in compliance at December 31, 2004.

Senior Subordinated Notes and Debentures

        The following table summarizes the Company's senior subordinated notes and debentures:

		Carrying Amount at December 31,
				Redemption(b)
	Principal Amount
		2004	2003	Date	Price
RNS
10 3/8% Senior Subordinated Notes due 2014 issued August 2004(a)	$500,000	$496,231	$—	September 1, 2009 September 1, 2010 September 1, 2011	105.188 103.458 101.729	% % %
CSC Holdings
10 1/2% Senior Subordinated Debentures due 2016, issued May 1996	250,000	250,000	250,000	May 15, 2006 May 15, 2007 May 15, 2008 May 15, 2009	105.250 103.938 102.625 101.313	% % % %
CSC Holdings
9 7/8% Senior Subordinated Debentures due 2013, issued February 1993	200,000	—	199,429	(c)
CSC Holdings
9 7/8% Senior Subordinated Debentures due 2023, issued April 1993	150,000	—	149,774	(c)

	$1,100,000	$746,231	$599,203

(a)
These notes were discounted $3,915 upon original issuance.

(b)
The notes/debentures are redeemable, at the Company's option, in whole or in part, on the redemption dates listed at the respective percentage of the principal amount and thereafter at 100% of the aggregate principal amount, in each case together with accrued interest to the redemption date.

(c)
In May 2004, the Company redeemed these senior subordinated debentures. In connection with these redemptions, the Company recognized a loss of $14,325 representing primarily the redemption premiums paid.

        In August 2004, RNS issued $500,000 aggregate principal amount of 10 3/8% senior subordinated notes due 2014.

        The indentures under which the senior subordinated notes and debentures were issued contain various covenants, which are generally less restrictive than those contained in the Company's credit agreement of the issuer, with which the issuer was in compliance at December 31, 2004.

Summary of Five Year Debt Maturities

        Total amounts payable by the Company and its subsidiaries under its various debt obligations outstanding as of December 31, 2004, including collateralized indebtedness (see Note 12) and capital leases, during the five years subsequent to December 31, 2004, are as follows:

Years Ending December 31,
2005	$651,315
2006	2,927,999
2007	618,140
2008	542,648
2009	909,300

NOTE 10.    PREFERRED STOCK

        The following summarizes each series of the Company's preferred stock at December 31, 2003:

	December 31, 2003
	Shares	Balance
Series A Preferred	80,001	$80,001
Series H Preferred	4,341,813	434,181
Series M Preferred	11,101,126	1,110,113

		$1,624,295

        In February 2003, Quadrangle Capital Partners LP, a private investment firm, invested $75,000 in the Company, in the form of 10% Series A Exchangeable Participating Preferred Stock convertible into Cablevision NY Group Class A common stock.

        In connection with the issuance of the Series A preferred stock to Quadrangle, the Company entered into an agreement with Quadrangle which granted Quadrangle the right to require the Company to purchase the preferred stock ("put option") for cash or through the issuance of registered equity securities of Cablevision, at the Company's option. The exchange right and the put option were accounted for as a derivative. Accordingly, the fair value of the exchange right and the put option has been reflected as a liability under derivative contracts in the accompanying consolidated balance sheet at December 31, 2003. The change in the fair value of the exchange right and put option of $31,709 and $38,618 for the years ended December 31, 2004 and 2003, respectively, has been reflected as a loss on derivative contracts in the accompanying consolidated statement of operations.

        In October 2003, Quadrangle exercised its "put option" to require CSC Holdings to purchase all of its Series A Exchangeable Participating Preferred Stock. The parties entered into an agreement that the put price was $150,328. The put price was paid in cash by CSC Holdings in August 2004.

        In February 1996, the Company issued 6,500,000 depositary shares, representing 65,000 shares of 11 1/8% Series L Redeemable Exchangeable Preferred Stock (the "Series L Preferred Stock"), which were subsequently exchanged for Series M Redeemable Exchangeable Preferred Stock (the "Series M

Preferred Stock") in August 1996 with terms identical to the Series L Preferred Stock. The depositary shares were exchangeable, in whole but not in part, at the option of the Company, for the Company's 11 1/8% Senior Subordinated Debentures due 2008. The Company was required to redeem the Series M Preferred Stock on April 1, 2008 at a redemption price equal to the liquidation preference of $10,000 per share plus accumulated and unpaid dividends. The Series M Preferred Stock was redeemable at various redemption prices beginning at 105.563% at any time on or after April 1, 2003, at the option of the Company, with accumulated and unpaid dividends thereon to the date of redemption. Before April 1, 2001, dividends could, at the option of the Company, be paid in cash or by issuing fully paid and nonassessable shares of Series M Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends. On and after April 1, 2001, dividends were payable in cash. The Company paid cash dividends on the Series M Preferred Stock of approximately $42,882, $123,500 and $123,500 in 2004, 2003 and 2002, respectively.

        In September 1995, the Company issued 2,500,000 shares of its $.01 par value 11 3/4% Series H Redeemable Exchangeable Preferred Stock (the "Series H Preferred Stock") with an aggregate liquidation preference of $100 per share. The Company was required to redeem the Series H Preferred Stock on October 1, 2007 at a redemption price per share equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends thereon. The Series H Preferred Stock was redeemable at various redemption prices beginning at 105.875% at any time on or after October 1, 2002, at the option of the Company, with accumulated and unpaid dividends thereon to the date of redemption. Before October 1, 2000, dividends could, at the option of the Company, be paid in cash or by issuing fully paid and nonassessable shares of Series H Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends. On and after October 1, 2000, dividends were payable in cash. The terms of the Series H Preferred Stock permitted the Company, at its option, to exchange the Series H Preferred Stock for the Company's11 3/4% Senior Subordinated Debentures due 2007 in an aggregate principal amount equal to the aggregate liquidation preference of the shares of Series H Preferred Stock. The Company paid cash dividends on the Series H Preferred Stock of approximately $17,712, $51,016 and $51,016 in 2004, 2003 and 2002, respectively.

        In May 2004, CSC Holdings redeemed all of its Series H Preferred Stock and its Series M Preferred Stock. In connection with the redemptions, the Company recognized a loss of $58,170 representing the redemption premiums paid. In addition, the Company wrote off $5,080 of unamortized deferred financing costs in connection with these redemptions.

        In connection with the implementation of Statement 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, on July 1, 2003, the carrying value of the Company's Series H and Series M Preferred Stock of $434,181 and $1,110,113, respectively, was classified as a liability. In addition, beginning July 1, 2003, dividends have been classified as interest expense, increasing interest expense by $87,258 for the year ended December 31, 2003.

NOTE 11.    INCOME TAXES

        The Company files a consolidated federal income tax return with its 80% or more owned subsidiaries.

        Income tax expense (benefit) attributable to continuing operations consists of the following components:

	Years Ended December 31,
	2004	2003	2002
Current expense:
Federal	$93	$—	$—
State	6,669	6,772	5,360

	6,762	6,772	5,360

Deferred expense (benefit):
Federal	(159,377)	(42,183)	(46,842)
State	(145,956)	57,370	(32,900)

	(305,333)	15,187	(79,742)

Income tax expense (benefit)	$(298,571)	$21,959	$(74,382)

        The income tax expense (benefit) attributable to continuing operations for 2004, 2003 and 2002 exclude deferred federal and state tax benefits of $813, $1,165 and $10,983, respectively, resulting from the exercise of stock options, which were credited directly to paid-in capital.

        The income tax expense (benefit) attributable to continuing operations differs from the amount derived by applying the statutory federal rate to pretax income principally due to the effect of the following items:

	Years Ended December 31,
	2004	2003	2002
Federal tax benefit at statutory federal rate	$(320,478)	$(58,345)	$(129,028)
State income taxes, net of federal benefit	(40,515)	(16,139)	(20,612)
Minority interests	—	—	16,738
Changes in the valuation allowance	14,036	27,988	58,576
State rate change, net of federal benefit	(21,615)	23,231	(5,950)
Nondeductible expense relating to Series A preferred stock	11,098	13,517	—
Nondeductible preferred stock dividends	21,208	30,540	—
Redemption premium on Series H and Series M Preferred Stock	20,360	—	—
Nondeductible business development expenses	1,251	2,407	2,240
Other nondeductible expenses	9,355	3,687	1,748
Other	6,729	(4,927)	1,906

Income tax expense (benefit)	$(298,571)	$21,959	$(74,382)

        At December 31, 2004, the Company had consolidated net operating loss carry forwards of approximately $3,064,803 expiring on various dates through 2024.

        The Company's net operating loss carry forwards expire as follows:

2007	$18,022
2008	111,830
2009	137,011
2010	142,821
2011	151,008
2012	72,442
2018	107,711
2019	540,611
2020	135,983
2021	372,895
2022	238,533
2023	491,024
2024	544,912

$3,064,803

        The tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 2004 and 2003 are as follows:

	December 31,
	2004	2003
Deferred Asset (Liability)
Current
Benefit plans	$26,354	$41,422
Allowance for doubtful accounts	5,911	3,019
Reserve for restructuring	15,962	11,584
Other assets	19,159	—
Other liability	60,883	54,390

Deferred tax asset	128,269	110,415
Valuation allowance	(3,741)	(2,755)

Net deferred tax asset, current	124,528	107,660

Long-Term
Benefits of tax loss carry forwards	1,237,884	1,001,075
Reserve for restructuring	—	16,398
Benefit plans	32,473	1,238
Other	5,568	—

Deferred tax asset	1,275,925	1,018,711
Valuation allowance	(38,283)	(25,233)

Net deferred tax asset, long-term	1,237,642	993,478

Fixed assets and intangibles	(537,807)	(456,322)
Investments	(383,390)	(529,862)
Partnership investments	(336,113)	(328,838)
Other	—	(1,064)

Deferred tax liability, long-term	(1,257,310)	(1,316,086)

Net deferred tax liability, long-term	(19,668)	(322,608)

Total net deferred tax asset (liability)	$104,860	$(214,948)

        Deferred tax assets have resulted primarily from the Company's future deductible temporary differences and net operating loss carry forwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company's ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the utilization of its net operating loss carry forwards and deductible temporary differences and tax planning strategies. If such estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company's consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly. In 2002, the income tax benefit of the Company reflects an increase in the valuation allowance of $58,576. At the end of the second quarter of 2002, NBC exchanged part of its interest in Rainbow Media Holdings for shares of the Company's common stock. As a result of this exchange, Rainbow Media Holdings became a member of the consolidated federal income tax return of the Company. The exchange was accounted for under the purchase method of accounting. Accordingly, the valuation allowance was reduced to zero, resulting in a reduction to the recorded goodwill, without any income statement benefit. In 2004 and 2003, the Company recorded increases in the valuation allowance of $14,036 and $27,988, respectively, relating to certain state net operating loss carry forwards.

NOTE 12.    COLLATERALIZED INDEBTEDNESS AND DERIVATIVES

        To manage interest rate risk, the Company has from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or convert fixed rate borrowings to variable rates to provide an economic hedge against the risk of higher borrowing costs in a declining interest rate environment. At December 31, 2004, the Company was a party to interest rate swap agreements to pay floating rates of interest with a total notional value of $450,000 and a fair value of approximately $4,051, a net liability position. At December 31, 2003, the Company was a party to interest rate swap agreements to pay fixed rates of interest with a total notional value of $600,000 and a fair value of approximately $349, a net liability position. These agreements have not been designated as hedges for accounting purposes.

        In addition, the Company has entered into prepaid interest rate swap agreements in connection with its monetization of certain of its stock holdings, discussed below. These contracts require the Company to pay a floating rate of interest in exchange for fixed rate interest payments, the net present value of which was paid to the Company at the contract's inception in a total amount of $239,270. As of December 31, 2004 and 2003, the total notional value of such contracts was $1,115,045 and the fair values of such contracts were $47,314 and $65,753, respectively, in a net liability position. These agreements have not been designated as hedges for accounting purposes.

        The changes in the fair value of the Company's swap agreements and the net realized gains (losses) as a result of net cash interest income (expense) for the years ended December 31, 2004, 2003 and 2002 aggregating approximately $(656), $10,420 and $115,943, respectively, are reflected in gain (loss) on derivative contracts in the accompanying consolidated statements of operations.

        The Company has also entered into various transactions to provide an economic hedge against equity price risk on certain of its stock holdings. The Company had monetized all of its stock holdings in Charter Communications, Inc., Adelphia Communications Corporation, AT&T, AT&T Wireless, Comcast Corporation, General Electric Company and Leapfrog Enterprises, Inc. through the execution of prepaid forward contracts, collateralized by an equivalent amount of the respective underlying stock. The contracts set a floor and cap on the Company's participation in the changes in the underlying stock prices and at maturity are expected to offset declines in the fair values of the underlying stock below the hedge price per share, while allowing the Company to retain upside appreciation from the hedge price per share to the cap price. At maturity, the contracts provide for the option to deliver cash or shares of AT&T, Comcast, Charter Communications, Adelphia Communications, General Electric or Leapfrog stock (as the case may be) with a value determined by reference to the applicable stock price at maturity.

        The Company received cash proceeds of $330,728 in 2003 and $1,549,411 in 2001, upon execution of the prepaid forward contracts discussed above which has been reflected as collateralized indebtedness in the accompanying consolidated balance sheets. In addition, the Company separately accounts for the equity derivative component of the prepaid forward contracts. These equity derivatives have not been designated as hedges for accounting purposes. Therefore, the fair values of the equity derivatives of $371,856 and $524,895, at December 31, 2004 and 2003, respectively, have been reflected in the accompanying consolidated balance sheets and the net increases (decreases) in the fair value of the equity derivative component of the prepaid forward contracts of $(132,940), $(180,125), and $808,094 as of December 31, 2004, 2003 and 2002, respectively, are included in gain (loss) on derivative contracts in the accompanying consolidated statements of operations. For the years ended December 31, 2004, 2003 and 2002, the Company recorded a gain (loss) on investments of $135,649, $231,836 and $(865,616), respectively, representing the net increases or decreases in the fair values of all investment securities pledged as collateral for the period. The 2004 gain includes $99,845 relating to the AT&T Wireless common stock transaction discussed below.

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

        In connection with the issuance of the Series A preferred stock to Quadrangle, the Company entered into an agreement with Quadrangle which granted Quadrangle the right to require the Company to purchase the preferred stock ("put option") for cash or through the issuance of registered equity securities of the Company, at the Company's option. The exchange right and the put option have been accounted for as a derivative. Accordingly, the fair value of the exchange right and the put option of $38,618 at December 31, 2003 has been reflected as a liability under derivative contracts in the accompanying consolidated balance sheet. The change in the fair value of the exchange right and put option of $31,709 and $38,618 for the years ended December 31, 2004 and 2003, respectively has been reflected as a loss on derivative contracts in the accompanying consolidated statement of operations. In October 2003, Quadrangle exercised its put option to require CSC Holdings to purchase all of its Series A Exchangeable Participating Preferred Stock. The parties entered into an agreement that the put price was $150,328. The put price was paid in cash by CSC Holdings in August 2004.

        In October 2004, the Company received $213,647 in cash in exchange for all 14.2 million shares it owned of AT&T Wireless common stock, representing the $15 share price paid in consideration of the merger between AT&T Wireless and Cingular Wireless LLC. The shares and resultant cash exchanged for such shares had previously been pledged in support of the repayment of the collateralized debt. As a result of that exchange, the Company's prepaid forward contracts relating to its shares of AT&T Wireless were terminated. The termination provisions under the prepaid forward contracts required the Company to repay the fair value of the collateralized indebtedness less the sum of the fair value of the underlying stock and equity collars. The Company recognized a loss on the extinguishment of debt of approximately $6,076 representing the difference between the fair value and the carrying value of the collateralized indebtedness. At December 31, 2004, the Company had settled certain collateralized indebtedness with a fair value of $124,100 by releasing to the counterparty cash proceeds from the related prepaid forward contract totaling $20,100 and the cash from the merger transaction of $105,000 both of which had been pledged in settlement of the debt. The Company received the net difference of $1,000 in cash.

        The remaining collateralized indebtedness related to the AT&T Wireless shares was settled in February 2005 and accordingly, the balance sheet at December 31, 2004 reflects the redemption value of the collateralized indebtedness of $116,544, the fair value of the prepaid forward contracts of $8,897 and restricted cash of $108,647. The Company received net cash proceeds of $1,000 in February 2005 upon settlement of this obligation.

NOTE 13.    OPERATING LEASES

        The Company leases certain office, production, transmission, theater, and event facilities under terms of leases expiring at various dates through 2027. The leases generally provide for fixed annual rentals plus certain real estate taxes and other costs. Rent expense for the years ended December 31, 2004, 2003 and 2002 amounted to $81,938, $82,187 and $76,600, respectively.

        In addition, the Company rents space on utility poles for its operations. The Company's pole rental agreements are for varying terms, and management anticipates renewals as they expire. Pole rental expense for the years ended December 31, 2004, 2003 and 2002 amounted to approximately $13,607, $13,225 and $12,515, respectively.

        MSG operates Radio City Music Hall under a long-term lease. Under the terms of the lease agreement, MSG is required to meet certain net worth, cash flow, and building utilization requirements. In the event MSG were to fail to meet the lease requirements and was unable to remedy such defaults, the landlord could have the option of terminating the lease.

        In April 2004, Rainbow DBS entered into a ten-year lease agreement for transponder space on a satellite, commencing in October 2004. Rainbow Media Holdings provided irrevocable letters of credit for $19,800 as a security deposit. Rainbow DBS will initially lease 13 transponders, increasing to 16 in January 2005, with the option of leasing additional transponders. The agreement contains early termination provisions whereby Rainbow DBS would be permitted on certain dates and in certain circumstances to terminate the agreement. In the event of early termination, Rainbow DBS would be required to pay an early termination penalty. In addition, Rainbow DBS would be required to make payments pursuant to the agreement up to the termination date.

        The minimum future annual rentals for all operating leases during the next five years, including pole rentals from January 1, 2005 through December 31, 2009, and thereafter, at rates now in force are as follows:

2005	$103,906
2006	104,829
2007	98,436
2008	95,404
2009	92,769
Thereafter	559,223

NOTE 14.    AFFILIATE AND RELATED PARTY TRANSACTIONS

Equity Method Investments

        The following table reflects the Company's effective ownership percentages and balances of equity method investments as of December 31, 2004 and 2003:

	Ownership Percentages		Investment Balances
	December 31,
	2004	2003	2004	2003
Fox Sports Net New England(a)	30.0%	30.0%	$20,538	$13,980
National Advertising Partners(a)	50.0	50.0	6,760	4,768
Northcoast Communications(b)	49.9	49.9	—	—
PVI Virtual Media Services LLC(c)	60.0	60.0	—	6,699
Other	—	—	2	2

Investment in affiliates			27,300	25,449

National Sports Partners(a)	50.0	50.0	(59,913)	(40,182)
New York Metro, LLC(d)	—	27.0	—	(929)

Deficit investment in affiliates			(59,913)	(41,111)

Net investment in affiliates			$(32,613)	$(15,662)

(a)
See Note 23 for a discussion of an agreement with subsidiaries of News Corporation entered into in February 2005 which will impact our ownership interest in these entities.

(b)
As discussed in Note 1, Northcoast Communications was consolidated in the first quarter of 2004 pursuant to FIN 46R.

(c)
As discussed in Note 1, PVI Virtual Media Services LLC was consolidated in the second quarter of 2004 pursuant to FIN 46R.

(d)
In November 2004, the Company sold its interest in New York Metro LLC and recorded a gain on sale of approximately $2,232.

        The Company's share of the net income (loss) of these affiliates for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002
Fox Sports Net New England	$6,200	$3,215	$3,441
Fox Sports Net Bay Area (a)	—	6,142	9,115
Fox Sports Net Chicago (a)	—	5,026	7,160
National Sports Partners	(19,731)	(21,728)	(20,033)
National Advertising Partners	1,992	3,339	1,281
Northcoast Communications (b)	—	434,550	(36,029)
Rainbow DBS	—	—	(361)
PVI Virtual Media Services LLC (b)	(1,668)	(801)	—
New York Metro, LLC	216	(11)	(824)
Other	—	—	(6,125)

	$(12,991)	$429,732	$(42,375)

(a)
Operating results of Fox Sports Net Bay Area and Fox Sports Net Chicago and Rainbow DBS have been consolidated with those of the Company from the date of acquisition (see Note 3).

(b)
As discussed in Note 1, Northcoast Communications and PVI Virtual Media Services LLC were consolidated in the first and second quarter of 2004, respectively, pursuant to FIN 46R.

        The following table includes certain unaudited financial information for equity method investments:

	December 31,
	2004	2003
	(unaudited)
Total assets	$133,364	$130,936
Total liabilities*	69,307	66,250

*
Includes amounts due to the Company from affiliates referred to below.

        Aggregate amounts due from and due to these affiliates at December 31, 2004 and 2003 are summarized below:

	December 31,
	2004	2003
Advances to affiliates	$345	$30,399
Accounts payable to affiliates	852	2,191

        The Company provides certain transmission and production services to certain of these affiliates. For the years ended December 31, 2004, 2003 and 2002, approximately $1,502, $3,633, and $3,671, respectively, of revenues were earned from services provided to these entities. Costs incurred by the Company for programming, entertainment and advertising services provided by these affiliates and included in operating expenses for the years ended December 31, 2004, 2003 and 2002 amounted to $16,186, $9,082 and $8,186, respectively.

Northcoast Communications

        In August 1996, the Company entered into an agreement with Northcoast PCS, LLC and certain of its affiliates, to form a limited liability company, Northcoast Communications, to participate in the auctions conducted by the FCC for certain licenses to conduct a personal communications service ("PCS") business. The Company holds a 49.9% interest in Northcoast Communications and certain preferential distribution rights. In accordance with the provisions of FIN 46R, the assets and liabilities attributable to the Company's 49.9% interest in Northcoast Communications were consolidated as of March 31, 2004. Northcoast Communications is a Delaware corporation controlled by John Dolan, who is a nephew of Charles F. Dolan and a cousin of James L. Dolan, the Company's Chairman and Chief Executive Officer, respectively.

        In May 2003, Northcoast Communications completed its sale of spectrum licenses covering 50 U.S. markets to Verizon Wireless for approximately $763,000 in cash. Of the proceeds, approximately $51,000 was used by Northcoast Communications to retire debt. The remaining proceeds, after payment of expenses, were distributed to the partners of Northcoast Communications, including the Company. The Company's share of the proceeds was approximately $651,000. All of the funds were used by the Company to repay bank debt under the Restricted Group credit facility.

        Vendor financing for Northcoast Communications' Cleveland operation consisted of a $75,000 credit facility at its Cleveland PCS, LLC subsidiary. This facility had no recourse to the Company or to Northcoast Communications, other than pursuant to a pledge by Northcoast Communications of the stock of Cleveland PCS and a guarantee of the payment by Northcoast Communications and Cablevision of the FCC indebtedness of the Cleveland PCS subsidiary which held the Cleveland license. In March 2004, Northcoast Communications agreed to sell its Cleveland PCS business to an unaffiliated entity. The sale of Cleveland PCS was consummated in July 2004. As of December 31, 2004, both the FCC indebtedness and the obligations of Cleveland PCS under the vendor financing were satisfied. The Company did not record any gain or loss in connection with the sale.

        Under a contractual agreement, the Company provided Northcoast Communications certain management services. Pursuant to this agreement, the Company recorded management fees of $1,783 in 2002.

Other Affiliates and Related Parties

        During 2004, 2003 and 2002, the Company provided services to or incurred costs on behalf of other affiliates, including Cablevision. Aggregate amounts due from and due to these affiliates at December 31, 2004 and 2003 are summarized below:

	December 31,
	2004	2003
Advances to affiliates	$6,545	$12,523
Accounts payable to affiliates	17	6

        Fox Sports Net Ohio and Cleveland Indians Baseball Club Limited Partnership (the "Indians") are parties to a multi-year rights agreement under which Fox Sports Net Ohio pays license fees to the Indians in exchange for telecast rights to substantially all regular season Indians games. The Indians are owned by (i) Lawrence Dolan, a brother of Charles F. Dolan, the Company's Chairman, (ii) a trust, the beneficiaries of which are Lawrence Dolan and certain descendants of Lawrence Dolan, and (iii) certain other trusts, the beneficiaries of which are certain descendants of Charles F. Dolan, including James L. Dolan, the Company's Chief Executive Officer, and Thomas C. Dolan and Patrick F. Dolan, officers of the Company and brothers of James L. Dolan and a trust whose discretionary beneficiaries include Brian Sweeney, son-in-law of Charles F. Dolan, brother-in-law of James L. Dolan and a director. Management control of the Indians is held by Lawrence Dolan.

NOTE 15.    BENEFIT PLANS

        The Company has a Cash Balance Retirement Plan (the "Retirement Plan") for the benefit of employees other than those of the theater business. Under the Retirement Plan, the Company will credit a certain percentage of eligible base pay into an account established for each participant which will earn a market based rate of return annually.

        The Company uses a December 31 measurement date for the Retirement Plan.

        Components of the net periodic pension cost for the Retirement Plan for the years ended December 31, 2004, 2003 and 2002, are as follows:

	2004	2003	2002
Service cost	$24,916	$22,949	$22,959
Interest cost	5,071	4,097	2,758
Expected return on plan assets	(6,078)	(4,206)	(2,287)
Recognized actuarial loss	—	—	326

Net periodic pension cost	$23,909	$22,840	$23,756

        The funded status and the amounts recorded on the Company's balance sheet for the Retirement Plan at December 31, 2004 and 2003, are as follows:

	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$83,672	$64,113
Service cost	24,916	22,949
Interest cost	5,071	4,097
Actuarial loss (gain)	949	(128)
Benefits paid	(5,194)	(7,359)

Benefit obligation at end of year	109,414	83,672

Change in plan assets:
Fair value of plan assets at beginning of year	65,207	42,853
Actual return on plan assets	5,136	5,334
Employer contributions	26,853	24,379
Benefits paid	(5,194)	(7,359)

Fair value of plan assets at end of year	92,002	65,207

Funded status	(17,412)	(18,465)
Unrecognized net actuarial loss	2,425	533

Accrued benefit cost	$(14,987)	$(17,932)

        Weighted-average assumptions used to determine net periodic cost for years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Discount rate	6.25%	6.75%	7.25%
Rate of return on plan assets	8.0%	8.0%	8.0%
Rate of increase in future compensation levels	4.25%	4.5%	5.0%

        Weighted-average assumptions used to determine benefit obligations at December 31, 2004 and 2003 are as follows:

	2004	2003
Discount rate	6.00%	6.75%
Rate of increase in future compensation levels	4.25%	4.5%

        The Retirement Plan's expected rate of return on plan assets is based on the portfolio of assets as a whole and not on the sum of the returns on individual asset investments.

        The weighted average asset allocation of the Company's Retirement Plan at December 31, 2004 and 2003 was as follows:

	Plan Assets at December 31,
Asset Category:
	2004	2003
Equity securities	52%	55%
Fixed income securities	29	32
Other	19	13

	100%	100%

        The Retirement Plan's investment objective is to invest in portfolios that would obtain a market rate of return throughout economic cycles, commensurate with the investment risk and cash flow needs of the Retirement Plan. This allows the Retirement Plan to subject a portion of its assets to increased risk to generate a greater rate of return. The Retirement Plan addresses diversification by the use of investment portfolios whose underlying investments are in domestic and international equity securities and domestic fixed income securities. The investments in each portfolio are readily marketable and can be sold to fund benefit payment obligations of the Retirement Plan as they become payable.

        The Company expects to contribute $26,000 to the Retirement Plan in 2005.

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2005	$10,112
2006	11,129
2007	13,123
2008	14,058
2009	15,522
2010-2014	95,346

        The Company also maintains 401(k) savings plans, pursuant to which an employee can contribute a percentage of eligible annual compensation, as defined. The Company also makes matching cash contributions for a portion of employee contributions to the 401(k) savings plans. The cost associated with the 401(k) savings plans was approximately $13,484, $13,066 and $13,502 for the years ended December 31, 2004, 2003 and 2002, respectively.

        The Company maintains the CSSC Supplemental Benefit Plan (the "Supplemental Plan") for the benefit of certain officers and employees of the Company. As part of the Supplemental Plan, the Company established a nonqualified defined benefit pension plan, which provides that, upon attaining normal retirement age, a participant will receive a benefit equal to a specified percentage of the participant's average compensation, as defined. All participants are 100% vested in the Supplemental Plan. Net periodic pension cost was $337, $671 and $453 for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, the projected benefit obligation exceeded the fair value of Supplemental Plan assets by approximately $1,002 and $1,090, respectively.

        MSG sponsors non-contributory pension plans covering certain MSG employees. Benefits payable to retirees under these plans are based upon years of service and, for certain plans, participants' compensation and are funded through trusts established under the plans. Plan assets are invested primarily in common stocks, bonds, United States government securities and cash. At December 31, 2004 and 2003, the accrued benefit cost amounted to $17,538 and $16,150, respectively, and for the years ended December 31, 2004, 2003 and 2002, net periodic pension cost amounted to $4,777, $4,124 and $3,245, respectively.

        In addition, MSG contributes to various multiemployer defined benefit pension plans. Contributions made to these multiemployer plans for the years ended December 31, 2004, 2003 and 2002 amounted to $5,516, $3,178 and $3,052, respectively.

        In addition, MSG maintains a nonfunded, nonqualified defined benefit pension plan for the benefit of certain employees of MSG who participate in the plan. This plan provides that, upon retirement, a participant will receive a benefit based on a formula which reflects the participant's compensation. Net periodic pension cost for the plan was $1,318, $2,053 and $1,899 for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, the projected obligation was $12,253 and $11,697, respectively.

        MSG also sponsors a welfare plan which provides certain postretirement health care benefits to certain MSG employees and their dependents. The welfare plan is insured through a managed care provider and MSG funds these benefits with premium payments. For the years ended December 31, 2004, 2003 and 2002, the periodic postretirement benefit cost amounted to $545, $429 and $430, respectively, and as of December 31, 2004 and 2003, the accrued benefit cost amounted to $7,128 and $6,802, respectively.

NOTE 16.    STOCK BENEFIT AND LONG-TERM INCENTIVE PLANS

Stock Benefit Plans

        Cablevision has employee stock plans under which it is authorized to issue incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, stock grants and stock bonus awards. Stock appreciation rights provide for the employee to receive a cash payment in an amount equal to the difference between the fair market value of the stock as of the date the right is exercised, and the exercise price. Under the employee stock plans, employees of the Company have received nonqualified stock options, restricted stock, stock appreciation rights, stock grants and bonus award shares. As a result, the Company recorded expense (income) of approximately $35,143, $42,806 and $(41,538) for 2004, 2003 and 2002, respectively. These amounts reflect vesting schedules for applicable grants as well as fluctuations in the market price of the underlying Cablevision common stock.

Long-Term Incentive Plan

        Pursuant to Cablevision's Long-Term Incentive Plan, certain executives of the Company have been granted cash awards that vest over varying periods, some of which are performance based. Certain executives have also received performance retention awards under the plan, vesting over 7 years. The terms of the performance retention award provided that the executive could have requested a loan from the Company in the amount of the award prior to its vesting, subject to certain limitations, provided that such loan was secured by a lien in favor of the Company on property owned by the executive. Effective July 30, 2002, such requests for advances on amounts of awards are no longer permitted. Imputed interest to these executives on these interest free loans amounted to $1,353, $1,732 and $1,320, respectively for the years ended December 31, 2004, 2003 and 2002. As of December 31, 2004 and 2003, $27,270 and $43,045, respectively, was outstanding in respect of advances made pursuant to this plan. In connection with the Long-Term Incentive Plan, the Company has recorded expense of $12,904, $19,541, and $23,501 for the years ended December 31, 2004, 2003 and 2002, respectively.

        In addition, in 2003, the Company granted certain management employees cash awards that vest when the Company reaches certain performance goals. Such awards are being amortized ratably over the period in which the Company is expected to achieve these goals, and accordingly recorded expense of $18,868 and $16,492 in respect of this award in 2004 and 2003, respectively.

NOTE 17.    COMMITMENTS AND CONTINGENCIES

        The Company, through Rainbow Media Holdings, has entered into several contracts, including rights agreements with professional sports teams and others relating to cable television programming. In addition, Rainbow Media Holdings, through MSG, has employment agreements with players, general managers and coaches of its professional sports teams. The contracts provide for payments which are guaranteed regardless of injury or termination. Certain of these contracts are covered by disability insurance if certain conditions are met. The future cash payments reflected below do not include the impact of potential insurance recoveries or amounts which may be due to the National Basketball Association ("NBA") for luxury tax payments. Future cash payments required under these contracts as of December 31, 2004, including certain other unconditional purchase obligations pursuant to contracts entered into in the normal course of business, are as follows:

2005	$477,820
2006	290,511
2007	227,082
2008	179,396
2009	152,066
Thereafter	1,197,808

Total	$2,524,683

        At December 31, 2004 approximately $60,919 of commitments, included in the table above, relating primarily to sports teams' and broadcast personnel contracts have been accrued and are reflected in the accompanying consolidated balance sheets.

        At December 31, 2004, the Company had outstanding guarantees of approximately $20,353 consisting primarily of guarantees issued in favor of certain financial institutions in respect of ongoing interest expense obligations and potential early termination events in connection with the monetization of the Company's holdings of Charter Communications, Inc., General Electric Company, and Adelphia

Communications Corporation common stock by certain of its subsidiaries that are not included in the Restricted Group. Such guarantees are in effect over the life of the underlying monetization contracts. Amounts payable under such monetization guarantees are estimated as of a particular point in time by the financial institution counterparty and are based upon the current price of the underlying common stock and various other assumptions, including stock market volatility and prevailing interest rates. Such guaranteed amounts approximate the fair value of the monetization indebtedness less the sum of the fair values of the underlying stock and the equity collar as reflected in the Company's accompanying balance sheet, plus accrued interest.

        In addition to the above amounts, MSG may also be obligated to pay the NBA a luxury tax in each year pursuant to the NBA/NBPA collective bargaining agreement, which is in effect through June 30, 2005. The ultimate calculation of any amount due would be based on a formula established by the agreement. The tax is based on the amount by which the team's salary, as defined in the agreement, exceeds a luxury tax "trigger."

        Many of the Company's franchise agreements and utility pole leases require the Company to remove its cable wires and other equipment upon termination of the respective agreements. The Company has concluded that the fair value of these asset retirement obligations cannot be reasonably estimated since the range of potential settlement dates is not determinable.

NOTE 18.    LEGAL MATTERS

        The Company is party to various lawsuits, some involving substantial amounts. Although the outcome of these matters cannot be predicted with certainty, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial position, results of operations or liquidity of the Company.

At Home

        On April 25, 2001, At Home Corporation commenced a lawsuit in the Court of Chancery of the State of Delaware alleging that Cablevision had breached its obligations under certain agreements with At Home. The suit sought a variety of remedies including: rescission of the agreements between At Home and Cablevision and cancellation of all warrants held by Cablevision, damages, and/or an order prohibiting Cablevision from continuing to offer its Optimum Online service and requiring it to convert its Optimum Online customers to the Optimum@Home service and to roll out the Optimum@Home service. On September 28, 2001, At Home filed a petition for reorganization in federal bankruptcy court. In connection with the liquidation of At Home, the claims in this lawsuit, among others, were assigned to the General Unsecured Creditors Liquidated Trust ("GUCLT").

        On June 26, 2003, the GUCLT initiated a separate action against Cablevision in the United States District Court for the Northern District of California. The California action stemmed from a May 1997 agreement between Cablevision and At Home that is no longer in effect. The GUCLT sought monetary damages due to the claimed failure by Cablevision to make alleged required payments to At Home during the 2001 calendar year.

        On July 29, 2003, based on an agreed Stipulation filed jointly by Cablevision and the GUCLT, the Court dismissed the Delaware action with prejudice, other than solely with respect to the specific claims brought by the GUCLT in the California action. In December 2004, the parties reached a final settlement in the California action. A dismissal of all claims with prejudice was entered on December 17, 2004.

YES Network

        On April 29, 2002, Yankees Entertainment & Sports Network, LLC (the "YES Network") filed a complaint and, on September 24, 2002, an amended complaint against the Company in the United States District Court, Southern District of New York. The lawsuit arose from the failure of the YES Network and the Company to reach agreement on the carriage of programming of the YES Network (primarily New York Yankees baseball games and New Jersey Nets basketball games) on the Company's cable television systems. The amended complaint alleged a variety of anticompetitive acts and sought declaratory judgments as to violations of laws, treble damages and injunctive relief, including an injunction requiring the Company to carry the YES Network on its cable television systems. The Company believes that the claims set forth in the complaint were without merit. On June 28, 2004, a stipulated Order was entered dismissing all claims with prejudice.

        On March 31, 2003, YES Network and Cablevision reached an agreement pursuant to which Cablevision began carrying programming of the YES Network. Under this agreement, Cablevision agreed to carry the YES Network programming for one year under interim arrangements while the parties sought to finalize the terms of a definitive long-term affiliation agreement and/or submitted the matter to arbitration. The matter was ultimately submitted to arbitration. The hearing before the arbitration panel ended in March 2004 and, through the arbitrators' decision and a new written agreement by the parties, established the terms for a definitive long-term affiliation agreement that is effective retroactively to March 31, 2003.

        As part of the original March 31, 2003 agreement, Cablevision paid YES Network for certain revenue reductions that YES Network experienced while the interim agreement was in place, under the "most favored nations" provisions of YES Network's affiliation agreements with certain other distributors. On November 19, 2004, the parties entered into a subsequent agreement pursuant to which YES Network refunded to Cablevision approximately 60% of such prior payments and the parties provided each other with mutual releases with respect to the interim agreement.

Tracking Stock Litigation

        In August 2002, purported class actions naming as defendants the Company and each of its directors were filed in the Delaware Chancery Court. The actions, which allege breach of fiduciary duties and breach of contract with respect to the exchange of the Rainbow Media Group tracking stock for Cablevision NY Group common stock, were purportedly brought on behalf of all holders of publicly traded shares of Rainbow Media Group tracking stock. The actions sought to (i) enjoin the exchange of Rainbow Media Group tracking stock for Cablevision NY Group common stock, (ii) enjoin any sales of "Rainbow Media Group assets," or, in the alternative, award rescissory damages, (iii) if the exchange is completed, rescind it or award rescissory damages, (iv) award compensatory damages, and (v) award costs and disbursements. The actions were consolidated into one action on September 17, 2002, and on October 3, 2002, the Company filed a motion to dismiss the consolidated action. The action was stayed by agreement of the parties pending resolution of a related action brought by one of the plaintiffs to compel the inspection of certain books and records of the Company. On October 26, 2004, the parties entered into a stipulation dismissing the related action, and providing for the Company's production of certain documents. On December 13, 2004, plaintiffs filed a consolidated amended complaint. The Company has filed a motion to dismiss the amended complaint, which is currently pending before the court.

        In August 2003, a purported class action naming as defendants the Company, directors and officers of the Company and certain current and former officers and employees of the Company's Rainbow Media Holdings and American Movie Classics subsidiaries was filed in New York Supreme Court by the Teachers Retirement System of Louisiana. The actions relate to the August 2002 Rainbow Media Group tracking stock exchange and allege, among other things, that the exchange ratio was based upon a price of the Rainbow Media Group tracking stock that was artificially deflated as a result of the improper recognition of certain expenses at the national services division of Rainbow Media Holdings. The complaint alleges breaches by the individual defendants of fiduciary duties. The complaint also alleges breaches of contract and unjust enrichment by the Company. The complaint seeks monetary damages and such other relief as the court deems just and proper. On October 31, 2003, the Company and other defendants moved to stay the action in favor of the previously filed actions pending in Delaware or, in the alternative, to dismiss for failure to state a claim. On June 10, 2004, the court stayed the action on the basis of the previously filed action in Delaware. The Teachers Retirement System of Louisiana has filed a motion to vacate the stay in the New York action, and has simultaneously filed a motion to intervene in the Delaware action and to stay that action. The Company has opposed both motions. The Company believes the claims in both the Delaware action and the New York action are without merit and is contesting the lawsuits vigorously.

Time Warner Litigation

        On November 14, 2003, American Movie Classics Company filed an action against Time Warner Entertainment, L.P. in New York State Supreme Court for declaratory relief and damages caused by Time Warner's anticipatory repudiation of its cable television affiliation agreement with American Movie Classics. American Movie Classics filed that action as a result of Time Warner's notice purporting to terminate the contract based upon Time Warner's allegation that American Movie Classics had changed its programming. The Company believes the notice was improper. American Movie Classics is seeking a declaratory judgment that it is entitled to full performance of the agreement, and, at its option, is entitled to rescind the agreement and recover damages. Time Warner filed an answer and counterclaims in December 2003 seeking, among other things, a declaratory judgment as to its right to terminate the affiliation agreement, an injunction requiring American Movie Classics to deliver a classic films channel and damages for an alleged breach of contract. Trial is currently scheduled for May 2005. The Company believes that Time Warner's counterclaims are without merit and is contesting them vigorously.

The Wiz Bankruptcy

        TW, Inc. (TW), a former subsidiary of the Company and operator of The Wiz consumer retail electronics business, is the subject of a Chapter 11 bankruptcy proceeding in the U.S. Bankruptcy Court for the District of Delaware. In February 2005, TW filed a complaint in the bankruptcy proceeding seeking recovery of alleged preferential transfers in the aggregate amount of $193,457. Also in February 2005, the Official Committee of Unsecured Creditors of TW, Inc. (the Committee) filed a motion seeking authority to assume the prosecution of TW's alleged preference claims and to prosecute certain other causes of action. The bankruptcy court granted the Creditors Committees motion on or about March 10, 2005, thereby authorizing the Committee, on behalf of TW, to continue the preference suit and to assert other claims against the Company. On March 12, 2005, the Creditors Committee filed a complaint in the bankruptcy court against the Company, certain of its subsidiaries, and certain present and former officers and directors, asserting preferential transfer claims allegedly totaling $193,312 as well as various other claims. The Company believes that all the claims asserted by TW and the Committee are without merit and intends to contest them vigorously.

Director Litigation

        Cablevision has been named as a nominal defendant in a purported shareholder derivative complaint filed in the Court of Chancery of the State of Delaware. The action is brought derivatively on behalf of Cablevision and names as additional defendants Charles F. Dolan, the Chairman of Cablevision, and Rand Araskog, Frank Biondi, John Malone and Leonard Tow, each of whom was appointed as a director on March 2, 2005 by Mr. Dolan and certain other holders of the Company's
Class B Common Stock. The complaint alleges that Charles F. Dolan, as the controlling Class B shareholder of Cablevision, by purporting to remove three Cablevision Board members (William J. Bell, Sheila Mahony and Steven Rattner) and replace them with the four new directors, wrongfully interfered with the Board's role in managing the affairs of Cablevision and sought to substitute his judgment of how to proceed with the VOOM service of Cablevision's Rainbow DBS subsidiary above that of the Board. The action seeks, among other things, to preliminarily and permanently enjoin Charles F. Dolan from interfering with the managerial prerogatives of Cablevision's Board; rescinding the purported appointment of the new directors; rescinding the removal of Mr. Bell, Ms. Mahony and Mr. Rattner as directors and restoring them to their positions as directors and directing Charles F. Dolan to account to Cablevision for its damages.

New York Jets Litigation

        On March 16, 2005, the New York Jets LLC and Jets Development LLC ("Jets") filed a complaint in the U.S. District Court for the Southern District of New York against Cablevision, CSC Holdings, Inc., and Madison Square Garden LP. The complaint relates to various actions allegedly taken by defendants in connection with a proposed football stadium for the Jets on the West Side of Manhattan. Specifically, the complaint alleges: (1) that Cablevision "possesses monopoly power in the markets for facility rental and ticket sales for large-scale events in enclosed spectator facilities and suite rentals in Manhattan" and has acted anti-competitively in violation of Section 2 of the Sherman Act; (2) that defendants have tortiously interfered with the Jets' prospective business relations by making a "sham bid" for the MTA land that is the site of the proposed stadium "to injure the Jets and deprive them of an advantageous existing and prospective business relationship"; (3) that defendants have tortiously interfered with the Jets' prospective business relations with networks carried on defendants' cable system; and (4) that defendants have "engaged in deceptive and misleading conduct, including dissemination of deceptive and materially misleading advertising and preventing dissemination of accurate information," in violation of New York General Business Law Section 349. The Company believes that all these claims are without merit and intends to contest them vigorously.

Accounting Related Investigations

        The Securities and Exchange Commission and the U.S. Attorney's Office for the Eastern District of New York continue to conduct investigations into matters related to the improper expense recognition previously reported by the Company. In July 2004, in connection with the Company's response to the comments of the staff of the Division of Corporation Finance of the Securities and Exchange Commission on the Company's filings under the Securities Exchange Act of 1934, the Company provided information with respect to certain of its previous restatement adjustments relating to the timing of recognition of launch support, marketing and other payments under affiliation agreements. The staff of the Division of Enforcement of the Securities and Exchange Commission has contacted the Company to ask for additional information on these launch support, marketing and other payments.

NOTE 19.    DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

        Cash and Cash Equivalents, Restricted Cash, Accounts Receivable Trade, Notes Receivable- Affiliates, Notes and Other Receivables, Prepaid Expenses and Other Assets, Advances to Affiliates, Accounts Payable, Accounts Payable-Affiliates and Accrued Liabilities.

        The carrying amount approximates fair value due to the short-term maturity of these instruments.

Derivative Contracts and Liabilities Under Derivative Contracts

        Derivative contracts are carried at fair value based on dealer quotes.

Investments Securities and Investment Securities Pledged as Collateral

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

Interest Rate Swap Agreements

        Interest rate swap agreements are carried at fair value based on valuations provided by a derivative valuation system using current market interest rate data. These values represent the estimated amount the Company would receive or pay to terminate agreements, taking into consideration current interest rates.

        The fair value of the Company's debt instruments are summarized as follows:

	December 31, 2004
	Carrying Amount	Estimated Fair Value
Debt instruments:
Bank debt	$2,489,887	$2,489,887
Collateralized indebtedness	1,553,427	1,582,422
Senior notes and debentures	4,491,564	4,806,901
Senior subordinated notes and debentures	746,231	836,748
Notes payable	150,000	150,000

	$9,431,109	$9,865,958

	December 31, 2004
	Carrying Amount	Estimated Fair Value
Debt instruments:
Bank debt	$2,357,039	$2,357,039
Collateralized indebtedness	1,617,620	1,699,530
Senior notes and debentures	3,692,699	3,879,551
Senior subordinated notes and debentures	599,203	649,293
Redeemable exchangeable preferred stock	1,544,294	1,611,615
Notes payable	150,000	150,000

	$9,960,855	$10,347,028

        The Company currently consolidates a 60% majority-owned interest in a limited-life partnership. The estimated liquidation value of the 40% minority interest is approximately $1,453,200 and $1,128,900 as of December 31, 2004 and 2003, respectively compared to the carrying value of such minority interest of $676,647 and $578,780, respectively.

        Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 20.    SEGMENT INFORMATION

        The Company classifies its business interests into four segments: Telecommunications Services, consisting principally of its consumer video, high-speed data, Voice over Internet Protocol and our commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional cable television programming networks; Madison Square Garden, which owns and operates professional sports teams, regional cable television networks and an entertainment business; and Rainbow DBS, which consists of our direct broadcast satellite service and the 21 high definition channels currently carried exclusively by this service (see Note 23). Beginning in the first quarter of 2004, Rainbow DBS met the reportable segment criteria of Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information." Prior period segment information has been reported on a comparable basis.

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

	Years Ended December 31,
	2004	2003	2002
Revenues, net from continuing operations
Telecommunications Services	$3,123,956	$2,715,298	$2,419,506
Rainbow	1,094,199	764,846	653,259
Madison Square Garden	778,754	771,986	789,677
Rainbow DBS	14,935	—	—
All Other	86,765	84,447	88,149
Intersegment eliminations	(165,745)	(159,429)	(148,756)

	$4,932,864	$4,177,148	$3,801,835

	Years Ended December 31,
	2004	2003	2002
Adjusted operating cash flow from continuing operations (unaudited)
Telecommunications Services	$1,226,790	$1,046,158	$951,717
Rainbow	332,171	149,214	76,605
Madison Square Garden	170,057	67,626	112,371
Rainbow DBS	(367,126)	(82,254)	(3,373)
All Other	(44,486)	(34,865)	(40,120)

	$1,317,406	$1,145,879	$1,097,200

	Years Ended December 31,
	2004	2003
Assets
Telecommunications Services	$4,568,939	$4,808,458
Rainbow	3,230,314	2,310,099
Madison Square Garden	1,821,500	1,752,558
Rainbow DBS	284,927	414,905
Corporate, other and intersegment eliminations	1,447,502	1,955,512

	$11,353,182	$11,241,532

	Years Ended December 31,
	2004	2003	2002
Capital Expenditures
Telecommunications Services	$621,480	$775,441	$1,070,169
Rainbow	23,956	15,760	35,422
Madison Square Garden	12,153	6,578	41,249
Rainbow DBS	98,478	78,398	112,684
Corporate, other and intersegment eliminations	19,568	12,194	61,186

	$775,635	$888,371	$1,320,710

        A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:

	Years Ended December 31,
	2004	2003	2002
Revenues, net from continuing operations
Total revenue for reportable segments	$5,011,844	$4,252,130	$3,862,442
Other revenue and intersegment eliminations	(78,980)	(74,982)	(60,607)

Total consolidated revenue	$4,932,864	$4,177,148	$3,801,835

Adjusted operating cash flow to loss from continuing operations before income taxes and dividend requirements (unaudited)
Total adjusted operating cash flow for reportable segments	$1,361,892	$1,180,744	$1,137,320
Other adjusted operating cash flow	(44,486)	(34,865)	(40,120)

Adjusted operating cash flow	1,317,406	1,145,879	1,097,200

Items excluded from adjusted operating cash flow:
Depreciation and amortization (including impairments)	(1,341,549)	(1,060,651)	(873,648)
Stock plan income (expense)	(35,143)	(42,806)	41,538
Restructuring charges	(151)	(10,725)	(74,091)
Interest expense	(636,274)	(615,676)	(506,480)
Interest income	10,541	16,330	22,439
Equity in net income (loss) of affiliates	(12,991)	429,732	(42,375)
Gain (loss) on sale of cable assets and programming and affiliate interests, net	2,232	(13,644)	—
Gain (loss) on investments, net	134,598	235,857	(881,394)
Write-off of deferred financing costs	(18,961)	(388)	(6,931)
Gain (loss) on derivative contracts, net	(165,305)	(208,323)	924,037
Loss on extinguishment of debt	(78,571)	—	(17,237)
Minority interests	(91,776)	(45,908)	(46,052)
Miscellaneous, net	294	3,624	(5,656)

Loss from continuing operations before income taxes and dividend requirements	$(915,650)	$(166,699)	$(368,650)

        Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States and are concentrated primarily in the New York metropolitan area.

NOTE 21.    INTERIM FINANCIAL INFORMATION (Unaudited)

        The following is a summary of selected quarterly financial data for the years ended December 31, 2004 and 2003:

2004:	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004	Total 2004
Revenues, net	$1,187,137	$1,212,264	$1,169,029	$1,364,434	$4,932,864
Operating expenses	(1,196,702)	(1,053,193)	(1,098,916)	(1,643,490)	(4,992,301)

Operating income (loss)	$(9,565)	$159,071	$70,113	$(279,056)	$(59,437)

Loss from continuing operations	$(111,734)	$(166,525)	$(46,670)	$(292,150)	$(617,079)
Income (loss) from discontinued operations	(810)	(5,005)	—	4,161	(1,654)

Loss before extraordinary item	(112,544)	(171,530)	(46,670)	(287,989)	(618,733)
Extraordinary loss on investment, net of taxes	(7,436)	—	—	—	(7,436)

Net loss applicable to common shareholder	$(119,980)	$(171,530)	$(46,670)	$(287,989)	$(626,169)

        First quarter 2004 results include an extraordinary loss on investment, net of tax of $7,436 (see Note 3).

2003:	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003	Total 2003
Revenues, net	$1,000,951	$973,147	$975,766	$1,227,284	$4,177,148
Operating expenses	(969,381)	(946,986)	(955,770)	(1,273,314)	(4,145,451)

Operating income (loss)	$31,570	$26,161	$19,996	$(46,030)	$31,697

Income (loss) from continuing operations	$(130,877)	$161,678	$(115,148)	$(196,571)	$(280,918)
Income (loss) from discontinued operations, net of taxes	(19,944)	(1,764)	8,316	(731)	(14,123)

Net income (loss) applicable to common shareholder	$(150,821)	$159,914	$(106,832)	$(197,302)	$(295,041)

NOTE 22.    OTHER MATTERS

        In the second quarter of 2004, Madison Square Garden received $54,052 in cash in connection with the New York Mets' notice of termination of their broadcast rights agreement with Madison Square Garden. The termination of the rights agreement was effective after the 2005 baseball season. As a result of the termination notice, the Company recorded a reversal of a purchase accounting liability of $41,788 related to this broadcast rights agreement. These items have been reflected as other operating income in the Company's consolidated statement of operations.

        Effective September 16, 2004 the National Hockey League ("NHL") commenced a lockout of the players in support of its attempt to reach a new collective bargaining agreement with the National Hockey League Players Association. The parties failed to reach an agreement after several negotiating sessions and on February 16, 2005, the NHL announced that it had cancelled the 2004/2005 season. We can give no assurance as to when the labor dispute will be resolved and therefore can not determine the extent to which our 2005 operating results will be negatively impacted. However, while a continued lockout could have a significant adverse impact on Madison Square Garden's operating results, we do not believe it would have a significant adverse impact on the Company's consolidated operating results.

        In October 2004, Fox Sports Net Chicago's agreements with two major suppliers of distribution rights to certain live sporting events were terminated. Fox Sports Net Chicago is a wholly-owned subsidiary of Regional Programming Partners. Fox Sports Net Chicago expects to continue its operations with content from its partners and their affiliates. Fox Sports Net Chicago's revenues will decline in future periods as a result of the termination by two of its significant customers that declined to carry Fox Sports Net Chicago without these distribution rights agreements.

        In December 2004, the Company's Board of Directors decided to suspend pursuing the spin-off and instead to pursue strategic alternatives for the Rainbow DBS business. See Note 23.

NOTE 23.    SUBSEQUENT EVENTS

Rainbow DBS

        In January 2005, the Company's Board of Directors authorized and directed the sale of the assets of Rainbow DBS and the shutdown of its business. On January 20, 2005, Rainbow DBS entered into a definitive agreement to sell its Rainbow 1 direct broadcast satellite and certain other related assets to a subsidiary of EchoStar Communications Corp. for $200,000 in cash. This transaction is subject to the receipt of regulatory approvals. In February 2005, the Company signed a letter of intent under which VOOM HD, LLC, a new private company formed by certain holders of Cablevision Class B Common Stock, including Charles F. Dolan and Thomas C. Dolan, would acquire from the Company the business, assets and liabilities of the Company's Rainbow DBS satellite business not included in the above mentioned agreement with EchoStar. The letter of intent between the Company and VOOM HD expired on February 28, 2005 without a definitive agreement being reached.

        Following the expiration of the letter of intent, the Company began shutting down the Rainbow DBS operations. In March 2005, the Company entered into an agreement with Charles F. Dolan and Thomas C. Dolan ("March 2005 Agreement") pursuant to which the parties agreed to work cooperatively to finalize the separation of Rainbow DBS from the Company. Cablevision has agreed that no new shutdown activities will be undertaken at Rainbow DBS during the term of the agreement. Charles F. Dolan has agreed to fund any Rainbow DBS expenditures above those that would have been incurred under a shutdown scenario. Charles F. Dolan is required to fund those expenditures by providing to the Company cash or shares of the Company's common stock in advance of the Company making any expenditures above those contemplated in the shutdown budget. Similarly, if Rainbow DBS makes any new commitments or other agreements, the Company will segregate cash or shares received from Charles F. Dolan to pay the costs associated with those actions. In March 2005, Charles F. Dolan deposited $10,000 with the Company in accordance with the March 2005 agreement. See Note 5 for a discussion of impairments recognized in 2004 in connection with our Rainbow DBS segment.

        The March 2005 Agreement between the Company and Charles and Thomas Dolan terminates on March 31, 2005. Charles F. Dolan has the right to terminate the agreement before that date. Upon any termination, any cash or shares deposited by Charles F. Dolan that have not been used to fund costs or segregated to pay costs associated with new commitments or other agreements will be returned to him and the shutdown of Rainbow DBS will be implemented immediately. In the event of a shutdown, the Company anticipates incurring significant costs relating to early termination of various contracts, other contractual obligations, employee termination benefits and other costs.

        The assets and liabilities of Rainbow DBS included in the consolidated balance sheet of the Company at December 31, 2004 consist of the following:

Cash, receivables, inventory, prepaid and other assets	$36,317
Plant and equipment, net and MVDDS licenses	48,610
Satellite and related assets	200,000

Total assets	$284,927

Accounts payable and accrued expenses	$53,661
Feature film liabilities and other liabilities	77,303
Minority interest	4,842

Total liabilities	$135,806

News Corporation Transaction

        In February 2005, the Company and News Corporation entered into an agreement to restructure their ownership, through Regional Programming Partners, of its regional sports networks in New York, Chicago, New England, Ohio and Florida, as well as Madison Square Garden and its properties, Fox Sports Net and National Advertising Partners.

        Regional Programming Partners is owned 60% by the Company and 40% by News Corporation. Once the restructuring is complete, the Company will own 100% of Madison Square Garden. The Company will also own 100% of Fox Sports Net Chicago, as well as 50% of Fox Sports Net New England. In connection with the restructuring, these businesses will extend the terms of their long-term affiliation agreements with Fox Sports Net and their advertising representation agreements with National Advertising Partners.

        In connection with its December 2003 purchase of the interests that it did not own in Fox Sports Net Chicago and Fox Sports Net Bay Area, subsidiaries of Regional Programming Partners issued promissory notes in the aggregate amount of $150,000 to News Corporation. As part of the restructuring, those promissory notes will be contributed by News Corporation to Regional

Programming Partners for no additional consideration and will thereafter be cancelled without any payment being made on them.

        Fox Sports Net and National Advertising Partners are owned 50% by the Company and 50% by News Corporation. Once the restructuring is complete, News Corporation will own 100% of Fox Sports Net and National Advertising Partners, as well as Fox Sports Net Ohio and Fox Sports Net Florida. Following the restructuring, News Corporation will continue its management of Fox Sports Net and National Advertising Partners and assume management of both Fox Sports Net Ohio and Fox Sports Net Florida.

        The Company and News Corporation will continue to own 60% and 40% respectively of Fox Sports Net Bay Area through a separate partnership. The Company will continue to manage that network. In connection with the restructuring, Fox Sports Net Bay Area will extend the terms of its long-term affiliation agreement with Fox Sports Net and its advertising representation agreement with National Advertising Partners. This transaction is subject to certain approvals and is expected to close by the end of the second quarter of 2005. The Company expects to record a gain as a result of this transaction, however, there can be no assurance that the transaction will be consummated.

        The assets and liabilities relating to Fox Sports Net Ohio and Fox Sports Net Florida included in the consolidated balance sheet of the Company at December 31, 2004 consist of the following:

Cash, receivables, prepaid and other current assets	$124,698
Property, plant and equipment, net	6,225
Other long term assets	8,626
Intangibles assets, net	61,868
Excess costs over fair value of assets acquired	22,509

Total assets	$223,926

Total current liabilities	$8,181
Long-term liabilities	15,345
Minority interest	77,407

Total liabilities	$100,933

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
PART I
PART II
PART III
PART IV
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS (Dollars in thousands)
SIGNATURES
POWER OF ATTORNEY
INDEX TO EXHIBITS
INDEX TO FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2004 and 2003 (Dollars in thousands)
CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Continued) December 31, 2004 and 2003 (Dollars in thousands, except share and per share amounts)
CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Years ended December 31, 2004, 2003 and 2002 (Dollars in thousands, expect per share amounts)
CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31, 2004, 2003 and 2002 (Dollars in thousands)
CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) Years ended December 31, 2004, 2003 and 2002 (Dollars in thousands)
CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share amounts)
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
CSC HOLDINGS, INC. AND SUBSIDIARIES (a wholly-owned subsidiary of Cablevision Systems Corporation) CONSOLIDATED BALANCE SHEETS December 31, 2004 and 2003 (Dollars in thousands)
CSC HOLDINGS, INC. AND SUBSIDIARIES (a wholly-owned subsidiary of Cable Systems Corporation) CONSOLIDATED BALANCE SHEETS (Continued) December 31, 2004 and 2003 (Dollars in thousands, expect share and per share amounts)
CSC HOLDINGS, INC. AND SUBSIDIARIES (a wholly-owned subsidiary of Cable Systems Corporation) CONSOLIDATED STATEMENTS OF OPERATIONS Years ended December 31, 2004, 2003 and 2002 (Dollars in thousands)
CSC HOLDINGS, INC. AND SUBSIDIARIES (a wholly-owned subsidiary of Cablevision Systems Corporation) CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIENCY Years ended December 31, 2004, 2003 and 2002 (Dollars in thousands)
CSC HOLDINGS, INC. AND SUBSIDIARIES (a wholly-owned subsidiary of Cablevision Systems Corporation) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share amounts)