Form 10-Q
period 2006-03-31
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS INC
filed 2006-05-10
CIK 1053112, 784681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 2006

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

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers or non-accelerated filers. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

	Large accelerated filer				Accelerated filer				Non-accelerated filer

Cablevision Systems Corporation	Yes	☒	No	☐	Yes	☐	No	☐	Yes	☐	No	☐
CSC Holdings, Inc.	Yes	☐	No	☐	Yes	☐	No	☐	Yes	☒	No	☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Cablevision Systems Corporation	Yes	☐	No	☒
CSC Holdings, Inc.	Yes	☐	No	☒

Number of shares of common stock outstanding as of May 5, 2006:

Cablevision NY Group Class A Common Stock -	226,194,022
Cablevision NY Group Class B Common Stock -	63,736,814
CSC Holdings, Inc. Common Stock -	11,595,635

CSC Holdings, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format applicable to CSC Holdings, Inc.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q for the period ended March 31, 2006 is separately filed by Cablevision Systems Corporation (“Cablevision”) and CSC Holdings, Inc. (“CSC Holdings” and collectively with Cablevision and their subsidiaries, the “Company” or “we”, “us” or “our”).

This Quarterly Report contains statements that constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995, including restructuring charges, availability under credit facilities, levels of capital expenditures, sources of funds and funding requirements, among others. Investors are cautioned that such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

•                  the level of our revenues;

•                  competition from existing competitors (such as direct broadcast satellite (“DBS”) providers) and new competitors (such as telephone companies and high-speed wireless providers) entering our franchise areas;

•                  demand for and growth of our digital video, high-speed data and voice services, which are impacted by competition from other services and the other factors discussed herein;

•                  the cost of programming and industry conditions;

•                  the regulatory environment in which we operate;

•                  developments in the government investigations relating to improper expense recognition and the timing of recognition of launch support, marketing and other payments under affiliation agreements;

•                  the outcome of litigation and other proceedings, including the matters described under “Legal Matters”;

•                  general economic conditions in the areas in which we operate;

•                  demand for advertising time and space;

•                  our ability to obtain content for our programming businesses;

•                  the level of our capital expenditures;

•                  the level of our expenses;

•                  future acquisitions and dispositions of assets;

•                  the demand for our programming among other cable television and DBS operators and our ability to maintain and renew affiliation agreements with cable television and DBS operators;

•                  market demand for new services;

•                  whether pending uncompleted transactions, if any, are completed on the terms and at the times set forth (if at all);

•                  the level of exit costs, including the outcome of certain pending litigation, we will incur in completing the shutdown of the Rainbow DBS satellite distribution business;

•                  other risks and uncertainties inherent in the cable television business, the programming and entertainment businesses and our other businesses;

•                  financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate; and

•                  the factors described in our filings with the Securities and Exchange Commission, including under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained therein.

We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.

Item 1.    Financial Statements

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Dollars in thousands)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents (includes $2,961,487 of unrestricted cash held for the payment of the special dividend in April 2006)	$3,491,680	$397,496
Restricted cash	6,946	8,454
Accounts receivable, trade (less allowance for doubtful accounts of $22,932 and $18,807)	385,539	421,950
Notes and other receivables	68,190	74,141
Investment securities	10,322	10,408
Prepaid expenses and other current assets	99,382	98,921
Feature film inventory, net	105,093	108,607
Deferred tax asset	636	10,883
Advances to affiliates	150	70
Investment securities pledged as collateral	656,412	723,476
Derivative contracts	188,276	268,539
Assets held for sale	378	7,557
Total current assets	5,013,004	2,130,502

Property, plant and equipment, net of accumulated depreciation of $5,725,468 and $5,494,994	3,897,685	3,868,077
Investments in affiliates	41,064	39,463
Investment securities pledged as collateral	246,137	199,430
Notes and other receivables	43,783	42,987
Derivative contracts	83,731	109,207
Other assets	80,235	83,801
Deferred tax asset	95,316	47,269
Long-term feature film inventory, net	386,222	378,502
Deferred carriage fees, net	182,354	188,135
Franchises	731,848	731,848
Affiliation, broadcast and other agreements, net of accumulated amortization of $366,696 and $349,752	502,419	519,363
Other intangible assets, net of accumulated amortization of $75,100 and $68,192	382,684	388,622
Excess costs over fair value of net assets acquired	995,439	996,338
Deferred financing and other costs, net of accumulated amortization of $58,567 and $85,450	150,133	120,965
	$12,832,054	$9,844,509

See accompanying notes to
condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (cont’d)
(Dollars in thousands)

	March 31, 2006	December 31, 2005
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$365,266	$373,362
Accrued liabilities	931,050	944,956
Accounts payable to affiliates	1,445	1,467
Deferred revenue	86,046	140,723
Feature film and other contract obligations	113,424	112,817
Liabilities under derivative contracts	87,078	101,580
Current portion of bank debt	53,500	8,560
Current portion of collateralized indebtedness	716,728	857,774
Current portion of capital lease obligations	8,743	8,586
Notes payable	6,978	8,438
Total current liabilities	2,370,258	2,558,263

Feature film and other contract obligations	356,121	351,673
Deferred revenue	15,838	16,219
Liabilities under derivative contracts	28,249	17,571
Other long-term liabilities	360,100	361,018
Bank debt	5,040,500	1,842,940
Collateralized indebtedness	327,924	312,352
Senior notes and debentures	5,993,059	5,992,760
Senior subordinated notes and debentures	746,719	746,621
Notes payable	1,017	7,467
Capital lease obligations	60,620	51,201
Minority interests	49,091	55,190
Total liabilities	15,349,496	12,313,275

Commitments and contingencies
Stockholders’ Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	—	—
CNYG Class A Common Stock, $.01 par value, 800,000,000 shares authorized, 247,599,387 and 247,430,685 shares issued and 225,394,446 and 225,268,714 shares outstanding	2,476	2,474
CNYG Class B Common Stock, $.01 par value, 320,000,000 shares authorized, 64,160,264 shares issued and outstanding	642	642
RMG Class A Common Stock, $.01 par value, 600,000,000 shares authorized, none issued	—	—
RMG Class B Common Stock, $.01 par value, 160,000,000 shares authorized, none issued	—	—
Paid-in capital	1,252,756	1,242,197
Accumulated deficit	(3,409,696)	(3,350,764)
	(2,153,822)	(2,105,451)
Treasury stock, at cost (22,204,941 and 22,161,971 shares)	(360,058)	(359,753)
Accumulated other comprehensive loss	(3,562)	(3,562)
Total stockholders’ deficiency	(2,517,442)	(2,468,766)
	$12,832,054	$9,844,509

See accompanying notes to
condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2006 and 2005
 (Dollars in thousands, except per share data)
(Unaudited)

	2006	2005
Revenues, net	$1,409,272	$1,213,198
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	670,347	554,474
Selling, general and administrative	359,212	319,892
Restructuring charges (credits)	(685)	606
Depreciation and amortization (including impairments)	277,331	263,327
	1,306,205	1,138,299
Operating income	103,067	74,899
Other income (expense):
Interest expense	(193,135)	(190,864)
Interest income	5,900	3,800
Equity in net income (loss) of affiliates	1,403	(2,020)
Write-off of deferred financing costs	(4,587)	—
Gain (loss) on investments, net	7,238	(11,141)
Loss on derivative contracts, net	(6,780)	(1,632)
Minority interests	(1,337)	2,001
Miscellaneous, net	185	134
	(191,113)	(199,722)
Loss from continuing operations before income taxes	(88,046)	(124,823)
Income tax benefit	32,148	35,934
Loss from continuing operations	(55,898)	(88,889)
Loss from discontinued operations, net of taxes	(2,172)	(30,046)
Loss before cumulative effect of a change in accounting principle	(58,070)	(118,935)
Cumulative effect of a change in accounting principle, net of taxes	(862)	—
Net loss	$(58,932)	$(118,935)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.20)	$(0.31)
Loss from discontinued operations	$(0.01)	$(0.10)
Cumulative effect of a change in accounting principle	$—	$—
Net loss	$(0.21)	$(0.41)
Weighted average common shares (in thousands)	282,950	287,856

See accompanying notes to
condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2006 and 2005
(Dollars in thousands)
(Unaudited)

	2006	2005
Cash flows from operating activities:
Loss from continuing operations	$(55,898)	$(88,889)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	277,331	263,327
Equity in net loss (income) of affiliates	(1,403)	2,020
Minority interests	1,337	(2,001)
Loss (gain) on investments, net	(7,238)	11,141
Write-off of deferred financing costs	4,587	—
Gain on derivative contracts	(3,187)	(6,648)
Amortization of deferred financing, discounts on indebtedness and other deferred costs	19,957	22,777
Stock-based compensation expense related to equity classified awards	13,820	7,851
Deferred income tax	(35,868)	(41,168)
Amortization of feature film inventory	30,328	24,317
Changes in assets and liabilities	(76,894)	1,849
Net cash provided by operating activities	166,872	194,576
Cash flows from investing activities:
Capital expenditures	(272,396)	(173,221)
Payment for acquisitions	—	(4,231)
Proceeds from sale of equipment, net of costs of disposal	1,382	2,984
Decrease in investment securities and other investments	538	172
Decrease in restricted cash	1,508	663
Additions to other intangible assets	(975)	(9,192)
Increase in investments in affiliates, net	—	(28)
Net cash used in investing activities	(269,943)	(182,853)
Cash flows from financing activities:
Proceeds from bank debt	4,900,000	134,427
Repayment of bank debt	(1,657,500)	(117,113)
Issuance of common stock	1,381	2,215
Proceeds from collateralized indebtedness	42,124	1,000
Repayment of collateralized indebtedness	(48,620)	—
Proceeds from derivative contracts	6,496	—
Payments on capital lease obligations and other debt	(2,175)	(3,687)
Deemed contribution from shareholder	—	10,863
Additions to deferred financing and other costs	(40,517)	(8)
Distributions to minority partners	(7,436)	—
Net cash provided by financing activities	3,193,753	27,697
Net effect of exchange rate changes on cash and cash equivalents	—	78
Net increase in cash and cash equivalents from continuing operations	3,090,682	39,498
Cash flows of discontinued operations (Revised - see Note 5):
Net cash used in operating activities	(410)	(33,505)
Net cash provided by (used in) investing activities	3,912	(10,320)
Net change in cash classified in assets held for sale	—	(13,610)
Net effect of discontinued operations on cash and cash equivalents	3,502	(57,435)
Cash and cash equivalents at beginning of year	397,496	771,479
Cash and cash equivalents at end of period	$3,491,680	$753,542

See accompanying notes to
condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

NOTE 1.                                                 BUSINESS

Cablevision Systems Corporation and its majority-owned subsidiaries (“Cablevision” or the “Company”) own and operate cable television systems and through its subsidiary, Rainbow Media Holdings LLC, have ownership interests in companies that produce and distribute national and regional entertainment and sports programming services, including Madison Square Garden, L.P. The Company also owns companies that provide advertising sales services for the cable television industry, provide telephone service, operate motion picture theaters, and through April 30, 2005, provided direct broadcast satellite service. The Company classifies its business interests into three segments:  Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations of its Cablevision Lightpath subsidiary; Rainbow, consisting principally of interests in national and regional cable television programming networks, including AMC, The Independent Film Channel, WE: Women’s Entertainment, fuse and the VOOM HD Networks; and Madison Square Garden, which owns and operates professional sports teams, regional cable television sports networks and an entertainment business.

NOTE 2.                                                 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all the information and notes required for complete financial statements.

The financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The accompanying condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2006.

The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Stock-Based Compensation

On January 1, 2006, the Company adopted Financial Accounting Standards No. 123R, Share-Based Payment (“Statement No. 123R”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement No. 123R eliminates the ability to account for share-based compensation transactions, as the Company formerly did, using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair-value-based method and recognize such fair value of share-based payments as expenses in the consolidated statement of operations.

The Company adopted Statement No. 123R using the modified prospective method as of January 1, 2006. The Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of adopting Statement No. 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of Statement No. 123R (See Note 7).

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the condensed consolidated statement of operations during the three months ended March 31, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of Statement No. 123. As stock-based compensation expense recognized in the statement of operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Statement No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under Statement No. 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

NOTE 3.                                                 COMPREHENSIVE LOSS

The comprehensive loss, net of tax, for the three months ended March 31, 2006 equals the net loss for the respective period. The comprehensive loss, net of tax, for the three months ended March 31, 2005 amounted to $117,264.

NOTE 4.                                                 LOSS PER COMMON SHARE

Basic and diluted net loss per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the period. As the Company generated a loss from continuing operations, potential dilutive common shares are not included in the diluted computation as their effect would be antidilutive.

NOTE 5.                CASH FLOWS

For purposes of the condensed consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

During the three months ended March 31, 2006 and 2005, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Three Months Ended March 31,
	2006	2005
Non-Cash Investing and Financing Activities:
Capital lease obligations	$11,751	$180
Redemption of collateralized indebtedness with restricted cash and related prepaid forward contract	—	116,544
Redemption of collateralized indebtedness with related prepaid forward contracts and stock	109,141	81,397
Redemption of collateralized indebtedness with related prepaid forward contracts	16,771	—
Supplemental Data:
Cash interest paid - continuing operations	169,608	161,582
Income taxes paid (refunded), net	4,479	(1,599)

In addition, the Company has revised its condensed consolidated statement of cash flows for the three months ended March 31, 2005 to separately disclose the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which had been previously reported on a combined basis as a single amount.

NOTE 6.                                                 ASSETS AND LIABILITIES HELD FOR SALE AND DISCONTINUED  OPERATIONS

Rainbow DBS

In April 2005, the operations of the Rainbow DBS satellite distribution business were shut down. In connection with the shut down, certain assets of the business, including the Rainbow 1 direct broadcast satellite and certain other related assets were sold to a subsidiary of EchoStar for $200,000 in cash. This transaction closed in November 2005. In addition, Rainbow DBS had FCC licenses to construct, launch and operate five fixed service, Ka-band satellites and had entered into a contract in November 2004 for the construction by Lockheed Martin of these five Ka-band satellites at a cost of $740,000. Rainbow DBS had the right to terminate the contract at any time, subject to certain maximum termination liabilities. Rainbow DBS exercised this right on November 21, 2005, and the amount paid to Lockheed Martin in excess of the termination liability was repaid to the Company in March 2006.

In September 2005, Loral Space and Communications Holding Corporation (“Loral”) filed an action for breach of its agreement with Rainbow DBS alleging that the sale of the Rainbow 1 satellite and related assets to EchoStar would trigger a Make Whole Payment of $33,000 plus interest, or approximately $48,000 as of March 31, 2006. The Company believes that it has substantial defenses to Loral’s claim and is contesting the lawsuit vigorously. Accordingly, no provision has been made for such Make Whole Payment in the accompanying consolidated financial statements.

Certain assets of the Rainbow DBS satellite distribution business, previously included in the Rainbow DBS segment, have been classified as assets held for sale in the consolidated balance sheets of the Company. These assets relate to the direct broadcast satellite television business of Rainbow DBS and consist of equipment and other assets. In the first quarter of 2006, the Company recorded an impairment loss of $7,179, which has been classified in discontinued operations.

Discontinued Operations

The operating results of Fox Sports Net Ohio and Fox Sports Net Florida (in connection with the Regional Programming Partners restructuring in April 2005) and the Rainbow DBS satellite distribution business (in connection with the Board of Directors’ authorization to shut down the business), net of taxes, have been classified in the consolidated statements of operations as discontinued operations for all periods presented. Operating results of discontinued operations for the three months ended March 31, 2006 and 2005 are summarized below:

Three Months Ended March 31, 2006
Rainbow DBS Distribution Business
Revenues, net	$—
Loss before income taxes	$(3,677)
Income tax benefit	1,505
Net loss	$(2,172)

	Three Months Ended March 31, 2005
	Fox Sports Net Ohio and Fox Sports Net Florida	Rainbow DBS Distribution Business	Total
Revenues, net	$40,018	$8,547	$48,565
Income (loss) before income taxes	$11,367	$(62,554)	$(51,187)
Income tax benefit (expense)	(4,694)	25,835	21,141
Net income (loss)	$6,673	$(36,719)	$(30,046)

NOTE 7.                EQUITY PLANS

Equity Plans

The Company has an employee and a non-employee director stock plan under which it is authorized to grant incentive stock options, nonqualified stock options, restricted shares, restricted stock units, stock appreciation rights, and bonus awards. The employee stock plan expired in February 2006 and the non-employee director stock plan expires in May 2006. Under these plans, the exercise price of stock options can not be less than the fair market value per share of Cablevision’s Class A common stock on the date the option is granted and the options expire no later than 10 years from date of grant (or up to one additional year in the case of the death of a holder of nonqualified options). Stock appreciation rights provide for the employee to receive a cash payment in an amount equal to the difference between the fair market value of the stock as of the date the right is exercised, and the exercise price. Options and stock appreciation rights typically vest in 33-1/3% annual increments beginning one year from the date of grant and expire 10 years from the grant date. Restricted shares are typically subject to four year cliff vesting. Performance based options issued under the plans are typically subject to approximately two year or three year cliff vesting, with exercisability subject to performance criteria. Performance based options expire 10 years from the date of grant. Options and restricted stock units issued to non-employee directors vest on the date of grant.

In April 2006, the Company’s Board of Directors approved the Cablevision Systems Corporation 2006 Employee Stock Plan and the Cablevision Systems Corporation 2006 Stock Plan for Non-Employee Directors, subject to approval by Cablevision’s shareholders at Cablevision’s annual shareholders meeting on May 18, 2006.

The information presented below does not reflect the impact of the special dividend paid on Cablevision’s Class A and Class B common stock on April 24, 2006. As a result of the special dividend, options or stock appreciation rights that were not vested prior to December 31, 2004 will be adjusted to reduce their per share exercise price by the $10.00 amount of the special dividend. The per share exercise price of options or stock appreciation rights that were vested prior to December 31, 2004 will not be adjusted and the holder will receive the $10.00 special dividend amount upon exercise of the option or right.

Impact of the Adoption of Statement No. 123R

The Company adopted Statement No. 123R using the modified prospective transition method beginning January 1, 2006. Accordingly, for the three months ended March 31, 2006, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under Statement No. 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For these awards, the Company has continued to recognize compensation expense using the accelerated attribution method under FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. For options and performance based option awards granted after January 1, 2006, the Company will recognize compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model using a straight-line amortization method. The Company did not grant any stock-based awards during the three months ended March 31, 2006. For restricted shares and restricted stock unit awards granted after January 1, 2006, the Company will continue to recognize compensation expense, using a straight-line amortization method, based on the grant date price of the Company’s Class A common stock. The Company did not grant any restricted shares or restricted stock unit awards during the three months ended March 31, 2006. For stock appreciation rights granted after January 1, 2006, the Company will recognize compensation expense on a straight-line basis based on the estimated fair value at each reporting period using the Black-Scholes valuation model. The Company did not grant stock appreciation right awards during the three months ended March 31, 2006.

As Statement No. 123R requires that options and performance based option compensation expense be based on awards that are ultimately expected to vest, stock-based compensation (which includes options, performance options, restricted stock, restricted share units and stock appreciation rights) for the three months ended March 31, 2006 has been reduced for estimated forfeitures. Forfeitures were estimated based on historical experience. Stock-based compensation expense for the three months ended March 31, 2006 amounted to $16,722 and has been recorded as a component of selling, general and administrative expense (of which $13,820 related to equity classified awards). In connection with the adoption of Statement No. 123R, the Company recorded $862 as a cumulative effect of a change in accounting principle, net of taxes, in the Company’s statement of operations for the three months ended March 31, 2006.

Prior to adopting Statement No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Statement No. 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date in which the excess tax deductions result in a reduction of income taxes payable. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. No excess tax benefits for the three months ended March 31, 2006 were recorded as a result of adopting Statement No. 123R. Cash received from option exercises for the three months ended March 31, 2006 and 2005 was $1,381 and $2,215, respectively. The total income tax benefit recognized pursuant to the exercise of options recorded in stockholders’ deficiency was $0 and $1,120 for the three months ended March 31, 2006 and 2005, respectively.

Valuation Assumptions — Stock Options

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The Company’s computation of expected volatility is based on historical volatility of its common stock. The Company’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules. The interest rate for periods within the contractual life of the award is based on interest yields for U.S. Treasury instruments in effect at the time of grant. The Company applies a dividend yield of zero since it has historically never paid an ordinary dividend.

Share-Based Payment Award Activity

The following table summarizes activity for the Company’s stock options for the three months ended March 31, 2006:

	Shares Under Option
	Time Vesting Options	Performance Vesting Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, December 31, 2005	9,402,430	809,000	$21.22
Granted	—	—	—
Exercised	(183,710)	—	11.21
Forfeited/Expired	(110,471)	—	35.38
Balance, March 31, 2006	9,108,249	809,000	$21.24	6.43	$67,576
Options exercisable at March 31, 2006	5,594,102	—	$19.22	4.30	$55,303

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 9,334,566 options outstanding (which included 5,011,419 exercisable options) that were in-the-money at March 31, 2006. During the three months ended March 31, 2006 and 2005, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $2,626 and $2,716, respectively, determined as of the date of option exercise. When an option is exercised, the Company issues new shares of stock. In addition, no options had vested during the three months ended March 31, 2006.

There were no new option grants issued during the three months ended March 31, 2006 and 2005.

The following table summarizes activity for the Company’s stock appreciation rights and restricted shares (which includes restricted stock units) awards for the three months ended March 31, 2006:

	Stock Appreciation Rights	Weighted Average Fair Value	Restricted Shares	Weighted Average Fair Value
Unvested award balance, December 31, 2005	5,500	$7.38	6,549,966	$18.85
Granted	—	—	—	—
Awards vested	—	—	(22,765)	27.53
Forfeited	—	—	(30,845)	17.54
Unvested award balance, March 31, 2006	5,500	$9.44	6,496,356	$18.86

	Outstanding Vested Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, March 31, 2006	2,219,907	$21.96	3.80	$20,776

During the three months ended March 31, 2006 and 2005, the aggregate intrinsic value of stock appreciation rights exercised under our stock plans was $2,149 and $2,230, respectively, determined as of the date of exercise.  The aggregate intrinsic value, which was settled in cash, is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s Class A common stock.

As of March 31, 2006, there was approximately $64,452 of total unrecognized compensation cost related to the Company’s unvested options, restricted shares and stock appreciation rights granted under our stock plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of eleven months.

Valuation Assumptions - Stock Appreciation Rights Awards

The Company calculates the fair value of each stock appreciation rights award on the date of grant and at the end of each reporting period using the Black Scholes option pricing model. The following assumptions were used to calculate the fair value of unvested stock appreciation rights as of March 31, 2006:  Risk-free interest rate - 4.82%, Expected life (in years) - 2.23, Dividend yield - 0%, Volatility - 32.59%.

The Company’s computation of expected volatility is based on historical volatility of our common stock. The Company’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock appreciation rights awards and vesting schedules through March 31, 2006. The interest rate for the period within the contractual life of the award is based on the interest yield for U.S. Treasury instruments in effect at March 31, 2006. The Company applies a dividend yield of zero since it has historically never issued an ordinary dividend.

Pro forma Information for Periods Prior to the Adoption of Statement No. 123R

Prior to the adoption of Statement No. 123R, the Company provided the disclosures required under Statement No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosures. Employee stock-based compensation expense recognized under Statement No. 123R was not reflected in the Company’s results of operations for the three months ended March 31, 2005 for employee stock option awards (except for $1,409 relating to certain variable options) as these options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant and met the criteria of fixed option awards. Forfeitures of awards were recognized as they occurred. Previously reported amounts have not been restated.

The pro forma information for the three months ended March 31, 2005 was as follows:

Net loss, as reported	$(118,935)
Add: Stock-based employee compensation cost included in reported net loss, net of taxes	9,002
Deduct: Stock-based employee compensation expense determined under fair value based method, net of taxes	(10,138)
Pro forma net loss	$(120,071)
Basic and diluted net loss per common share:
As reported	$(0.41)
Pro forma	$(0.42)

NOTE 8.                                                 RECENTLY ADOPTED ACCOUNTING STANDARDS

In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. Statement No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Statement No. 154 requires that a change in method of calculating depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. APB Opinion No. 20 previously required that such a change be reported as a change in accounting principle. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF No. 04-5 provides guidance in assessing when a general partner should consolidate its investment in a limited partnership or similar entity. The provisions of EITF No. 04-5 were required to be applied beginning June 30, 2005 by general partners of all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements are modified subsequent to June 30, 2005 and the provisions of EITF No. 04-5 are effective for general partners in all other limited partnerships beginning January 1, 2006. EITF No. 04-5 did not have any impact on the Company’s financial position or results of operations upon adoption.

NOTE 9.                                                 BANK DEBT AND COLLATERALIZED INDEBTEDNESS

Bank Debt

On February 24, 2006, the Restricted Group (comprised primarily of the Company’s cable television subsidiaries and its commercial telephone subsidiary) entered into a new $2,400,000 credit facility with a group of banks consisting of three components: a $1,000,000 revolver that was undrawn at March 31, 2006, a $1,000,000 term A-1 facility and a $400,000 term A-2 facility that has since been refinanced and repaid in full, as described below. Approximately $1,300,000 of the $1,400,000 proceeds received from the term loans under the new credit facility was used to repay the outstanding borrowings and accrued interest under the prior Restricted Group credit facility that was scheduled to mature in June 2006, and fees and expenses. On March 29, 2006, the Restricted Group entered into a new $3,500,000 term B facility, of which approximately $400,000 of the proceeds was used to prepay the outstanding borrowings of the term A-2 facility, including accrued interest, and fees and expenses. The balance of the outstanding term B facility borrowings was invested in short-term AAA rated funds pending approval of the proposed special dividend by the Board of Directors, and distributed to Cablevision on April 24, 2006 after the special dividend was approved by the Board of Directors (see Note 17).

The three components of the new Restricted Group credit facility, the undrawn $1,000,000 revolver, the $1,000,000 term A-1 facility and the $3,500,000 term B facility, are direct obligations of CSC Holdings, guaranteed by most Restricted Group subsidiaries and secured by the pledge of the stock of most Restricted Group subsidiaries. The revolving credit facility and the term A-1 loan have a six year maturity and the term B loan has a seven year maturity. The revolver has no required interim repayments, the $1,000,000 term A-1 loan requires quarterly repayments aggregating 0% in year one, 5% in each of years two and three, 25% in each of years four and five, and 40% in the final year and the $3,500,000 term B loan is subject to quarterly repayments totaling 1% in each of years one through six and 94% in the final year. The weighted average interest rate on borrowings under the term A-1 loan facility as of March 31, 2006 was 6.14%. The interest rate on the borrowings under the $3,500,000 term B facility is the Eurodollar Rate (as defined) plus 1.75% or prime rate plus .75%, at the Company’s election. On April 3, 2006, the interest rate on the term B loan borrowings converted to the Eurodollar Rate plus 1.75%, which approximated 6.7%.

The principal financial covenants, which are not identical for the revolving credit facility and the term A-1 loan, on the one hand, and the term B loan, on the other, include (i) under the revolving credit facility and the term A-1 loan, maximum total leverage of 7.50 to 1 with subsequent stepdowns over the life of the revolving credit facility and the term A-1 facility until reaching 4.50 to 1 for periods beginning on and after January 1, 2010, (ii) under the revolving credit facility and the term A-1 loan, maximum senior secured leverage of 4.00 times cash flow through December 31, 2006 with annual stepdowns thereafter over the life of the revolving credit facility and the term A-1 facility until reaching 3.00 to 1 for periods beginning on and after January 1, 2010, (iii) under the revolving credit facility and the term A-1 loan, minimum ratios for cash flow to interest expense of 1.75 to 1 initially, increasing to 2.00 to 1 on and after July 1, 2007, and (iv) under the revolving credit facility and the term A-1 loan, a minimum ratio of cash flow less cash taxes to total debt expense (defined to include interest expense, certain payments of principal and dividends paid by CSC Holdings to Cablevision to permit Cablevision to pay interest and certain principal payments on its debt) of 1.50 to 1. These covenants and restrictions on the permitted use of borrowed funds in the revolving credit facility may limit our ability to utilize all of the undrawn revolver funds. Additional covenants include limitations on liens and the issuance of additional debt. Under the term B loan, we are limited in our ability to incur additional indebtedness based on a maximum ratio of total indebtedness to cash flow (as defined in the term B facility) of 7.50 to 1 with subsequent stepdowns over the life of the term B facility until reaching 5.00 to 1 for periods beginning on and after

January 1, 2010 and a maximum senior secured leverage ratio of 4.50 times cash flow (as defined in the term B facility).

Under the revolving credit facility and the term A-1 loan, there are generally no restrictions on investments that the Restricted Group may make, provided it is not in default. Under the term B facility, there also are generally no restrictions on investments that the Restricted Group may make provided it is not in default; however, CSC Holdings must also remain in compliance with the maximum ratio of total indebtedness to cash flow and the maximum senior secured leverage ratio. The Restricted Group can make distributions or other restricted payments so long as CSC Holdings is not in default but there is a limitation (initially $200,000, subject to increase to reflect capital contributions or issuance of equity interests) on restricted payments during any period when the cash flow leverage ratio is greater than 6.75 to 1 (6.0 to 1 after September 30, 2006). The $200,000 limitation does not apply to restricted payments by CSC Holdings to Cablevision to be used by Cablevision to make scheduled payments of principal or interest on its indebtedness. The Restricted Group’s ability to make restricted payments is also limited by provisions in the indentures covering the Company’s notes and debentures.

In connection with the repayment of the term A-2 facility and the prior Restricted Group credit facility, the Company wrote off approximately $4,587 of unamortized deferred financing costs and in connection with the new Restricted Group credit facility, related costs of $40,517 were recorded as deferred financing costs.

Total amounts payable by the Company under the new credit facilities entered into during the three months ended March 31, 2006 are as follows:

Year ended December 31,
2006	$26,250
2007	85,000
2008	85,000
2009	285,000
2010	285,000
Thereafter	3,733,750

Collateralized Indebtedness

The following table summarizes the settlement of the Company’s collateralized indebtedness for the three months ended March 31, 2006. The Company’s collateralized indebtedness obligations relating to shares of Charter Communications, Inc. and AT&T Inc. common stock were settled by delivering the underlying securities and proceeds from the related equity derivative contracts. The Company’s collateralized indebtedness obligations relating to Comcast Corporation shares were settled by delivering the cash equal to the market value of the Comcast shares and proceeds from the related equity derivative contracts. The cash was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast shares and proceeds from a prepaid interest rate swap executed in conjunction with the equity derivative contract. The terms of the new contracts are similar in all material respects to the contracts that had matured and allow the Company to retain upside participation in the Comcast shares up to the contract’s upside appreciation limit with downside exposure limited below the hedge price.

	Charter	AT&T	Comcast	Total
Number of shares	3,103,715	877,699	1,821,456
Collateralized indebtedness	$(70,420)	$(38,721)	$(65,391)	$(174,532)
Prepaid forward contracts	66,844	14,991	16,771	98,606
Fair value of underlying securities delivered	3,576	23,730	—	27,306
Net cash receipt (payment)	$—	$—	$(48,620)	$(48,620)
Proceeds from new monetization contracts	$—	$—	$42,124	$42,124
Proceeds from prepaid interest rate swap contract	—	—	6,496	6,496
	$—	$—	$48,620	$48,620

At March 31, 2006, the Company had collateralized indebtedness obligations of $716,728 that mature during the next twelve months. The Company intends to settle such obligations by either delivering shares of the applicable stock and proceeds of the equity derivative contracts or delivering cash from the proceeds of new monetization transactions.

NOTE 10.              INCOME TAXES

The income tax benefit attributable to continuing operations for the three months ended March 31, 2006 of $32,148 differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to the impact of non-deductible expenses, state taxes and a decrease in the valuation allowance of $7,144 relating to certain state net operating loss carry forwards.

The income tax benefit attributable to continuing operations for the three months ended March 31, 2005 of $35,934 differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to the impact of non-deductible expenses, state taxes and an increase to the valuation allowance of $4,004 relating to certain state net operating loss carry forwards.

NOTE 11.              RESTRUCTURING

The following table summarizes the accrued restructuring liability, net of related sublease amounts, for continuing operations:

	2001 Plan	2002 Plan	2005 Plan
	Facility Realignment and Other Costs	Facility Realignment and Other Costs	Employee Severance
Balance at December 31, 2005	$1,787	$798	$23
Additional credits	(609)	(76)	—
Payments	(412)	(432)	—
Balance at March 31, 2006	$766	$290	$23

At March 31, 2006, the restructuring liability of $8,413 was classified as a current liability in the condensed consolidated balance sheet.

The cumulative amount of restructuring charges incurred by the Company for continuing operations for each of the restructuring plans are as follows:

	2001 Plan	2002 Plan	2005 Plan	Total
Employee severance	$15,108	$19,586	$1,128	$35,822
Facility realignment and other costs	27,147	53,944	—	81,091
Cumulative restructuring charges recognized as of March 31, 2006	$42,255	$73,530	$1,128	$116,913

NOTE 12.                                          INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Gross carrying amount of amortizable intangible assets
Affiliation relationships and affiliate agreements	$782,367	$782,367
Broadcast rights and other agreements	86,748	86,748
Season ticket holder relationships	75,005	75,005
Suite holder contracts and relationships	21,167	21,167
Advertiser relationships	104,071	104,071
Other intangibles	88,266	87,400
	1,157,624	1,156,758
Accumulated amortization
Affiliation relationships and affiliate agreements	320,954	305,677
Broadcast rights and other agreements	45,742	44,075
Season ticket holder relationships	5,939	4,576
Suite holder contracts and relationships	3,322	2,491
Advertiser relationships	34,190	31,315
Other intangibles	31,649	29,810
	441,796	417,944
Indefinite-lived intangible assets
Franchises	731,848	731,848
Sports franchises	96,215	96,215
FCC licenses and other intangibles	19,180	19,076
Trademarks	53,880	53,880
Excess costs over the fair value of net assets acquired	995,439	996,338
	1,896,562	1,897,357

Total intangible assets, net	$2,612,390	$2,636,171

Aggregate amortization expense
Three months ended March 31, 2006 and year ended December 31, 2005 (excluding impairment charges of $899 and $5,524, respectively)	$23,933	$97,693

Estimated amortization expense
Year ending December 31, 2006	$94,791
Year ending December 31, 2007	93,358
Year ending December 31, 2008	90,915
Year ending December 31, 2009	84,508
Year ending December 31, 2010	81,447

The changes in the carrying amount of excess costs over the fair value of net assets acquired (“goodwill”) for the three months ended March 31, 2006 are as follows:

	Tele- communications	MSG	Rainbow	Other	Total Company
Balance as of December 31, 2005	$206,971	$724,033	$50,877	$14,457	$996,338
Impairment loss	—	—	—	(899)	(899)
Balance as of March 31, 2006	$206,971	$724,033	$50,877	$13,558	$995,439

NOTE 13.              BENEFIT PLANS

The Company has a Cash Balance Retirement Plan (the “Retirement Plan”) for the benefit of employees other than those of the Clearview Cinemas business. Under the Retirement Plan, the Company will credit a certain percentage of eligible base pay into an account established for each participant which will earn a market based rate of return annually. Components of the net periodic pension cost for the Retirement Plan for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31,
	2006	2005
	(estimated)
Service cost	$6,440	$6,468
Interest cost	1,840	1,603
Expected return on plan assets	(2,341)	(2,083)
Net periodic pension cost	$5,939	$5,988

The Company contributed approximately $6,788 to its Retirement Plan for the three months ended March 31, 2006.

Madison Square Garden sponsors a non-contributory pension plan (“MSG Plan”) covering its non-union employees hired prior to January 1, 2001. Benefits payable to retirees under this plan are based upon years of service and participants’ compensation and is funded through a trust established under the MSG Plan. Components of the net periodic pension cost for the MSG Plan for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31,
	2006	2005
	(estimated)
Service cost	$914	$858
Interest cost	970	854
Expected return on plan assets	(797)	(604)
Recognized net actuarial loss	76	4
Net periodic pension cost	$1,163	$1,112

The Company previously disclosed in its financial statements for the year ended December 31, 2005 that it was not required to make a minimum contribution to the MSG Plan in 2006; however it expected to make a discretionary contribution of $3,825 to reduce future contribution requirements. As of March 31, 2006, no contributions have been made.

NOTE 14. SEGMENT INFORMATION

The Company classifies its business interests into three segments: Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations of its Cablevision Lightpath subsidiary; Rainbow, consisting principally of interests in national and regional cable television programming networks, including AMC, The Independent Film Channel, WE: Women’s Entertainment, fuse and the VOOM HD Networks, and Madison Square Garden, which owns and operates professional sports teams, regional cable television sports networks and an entertainment business.

The Company’s reportable segments are strategic business units that are managed separately. The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income (loss) before depreciation and amortization (including impairments), stock plan income or expense and restructuring charges or credits), a non-GAAP measure. The Company has presented the components that reconcile adjusted operating cash flow to operating income (loss), an accepted GAAP measure. Information as to the operations of the Company’s business segments is set forth below.

	Three Months Ended March 31,
	2006	2005
Revenues, net from continuing operations
Telecommunications Services	$993,283	$851,146
Rainbow	206,331	200,479
Madison Square Garden	223,842	179,493
All Other (a)	18,501	23,522
Intersegment eliminations	(32,685)	(41,442)
	$1,409,272	$1,213,198

(a)                      Represents net revenues of Clearview Cinemas and PVI Virtual Media.

Intersegment eliminations are primarily affiliate revenues recognized by our Rainbow and MSG segments from the sale of cable network programming to our Telecommunication Services segment.

	Three Months Ended March 31,
	2006	2005
Intersegment revenues
Telecommunications Services	$434	$1,610
Rainbow	8,928	15,340
Madison Square Garden	23,323	24,492
	$32,685	$41,442

Reconciliation (by Segment and in Total) of Adjusted Operating Cash Flow to Operating Income (Loss) from Continuing Operations

	Three Months Ended March 31,
	2006	2005
Adjusted operating cash flow from continuing operations
Telecommunications Services	$381,642	$325,393
Rainbow	26,887	39,334
Madison Square Garden	6,859	3,259
All Other (b)	(18,953)	(14,293)
	$396,435	$353,693

	Three Months Ended March 31,
	2006	2005
Depreciation and amortization (including impairments) included in continuing operations
Telecommunications Services	$222,728	$205,818
Rainbow	26,422	29,392
Madison Square Garden	16,073	12,706
All Other (b)	12,108	15,411
	$277,331	$263,327

	Three Months Ended March 31,
	2006	2005
Share-based compensation expense included in continuing operations
Telecommunications Services	$7,817	$6,712
Rainbow	5,432	5,237
Madison Square Garden	3,147	2,102
All Other (b)	326	810
	$16,722	$14,861

	Three Months Ended March 31,
	2006	2005
Restructuring charges (credits) included in continuing operations
Telecommunications Services	$—	$1,122
Rainbow	—	—
Madison Square Garden	—	366
All Other (b)	(685)	(882)
	$(685)	$606

	Three Months Ended March 31,
	2006	2005
Operating income (loss) from continuing operations
Telecommunications Services	$151,097	$111,741
Rainbow	(4,967)	4,705
Madison Square Garden	(12,361)	(11,915)
All Other (b)	(30,702)	(29,632)
	$103,067	$74,899

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three Months Ended March 31,
	2006	2005
Operating income (loss) from continuing operations before income taxes
Total operating income for reportable segments	$133,769	$104,531
Other operating loss (b)	(30,702)	(29,632)
Operating income	103,067	74,899

Items excluded from operating income:
Interest expense	(193,135)	(190,864)
Interest income	5,900	3,800
Equity in net income (loss) of affiliates	1,403	(2,020)
Write-off of deferred financing costs	(4,587)	-
Gain (loss) on investments, net	7,238	(11,141)
Loss on derivative contracts, net	(6,780)	(1,632)
Minority interests	(1,337)	2,001
Miscellaneous, net	185	134
Loss from continuing operations before income taxes	$(88,046)	$(124,823)

(b)                     Includes amounts relating to Clearview Cinemas, PVI Virtual Media and corporate. For the three months ended March 31, 2005, it also includes certain costs allocated to Fox Sports Net Ohio, Fox Sports Net Florida and Rainbow DBS (distribution operations) that were not eliminated as a result of the disposition or shut down of those businesses to the extent applicable.

	March 31,	December 31,
	2006	2005
Assets
Telecommunications Services	$4,685,422	$4,567,827
Rainbow	2,518,585	2,576,044
Madison Square Garden	1,835,602	1,893,525
Corporate, other and intersegment eliminations	3,792,067	799,556
Assets held for sale	378	7,557
	$12,832,054	$9,844,509

	Three Months Ended March 31,
	2006	2005
Capital Expenditures
Telecommunications Services	$266,756	$160,602
Rainbow	847	4,721
Madison Square Garden	1,668	1,161
Corporate and other	3,125	6,737
	$272,396	$173,221

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States primarily concentrated in the New York metropolitan area.

Concentrations of Credit Risk

Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade receivables. Cash is invested in money market funds and bank time deposits. The Company’s cash investments are placed with money market funds or financial institutions that have received the highest rating awarded by

Standard & Poor’s and Moody’s Investors Service. The Company selects money market funds that predominately invest in marketable, direct obligations issued or guaranteed by the United States government or its agencies, commercial paper, fully collateralized repurchase agreements, certificates of deposit, banker’s acceptances and time deposits. The Company had one customer that accounted for approximately 10% of the Company’s consolidated net trade receivable balances at March 31, 2006, which exposes the Company to a concentration of credit risk. Although this customer exceeded 10% of the Company’s consolidated net trade receivables at March 31, 2006, the Company does not have a single customer which represents 10% or more of its consolidated net revenues.

NOTE 15.              LEGAL MATTERS

The Company is party to various lawsuits, some involving substantial amounts. Although the outcome of these matters cannot be predicted with certainty and the impact of the final resolution of these matters on the Company’s results of operations in a particular subsequent reporting period is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial position or liquidity of the Company.

Tracking Stock Litigation

In August 2002, purported class actions naming as defendants the Company and each of its directors were filed in the Delaware Chancery Court. The actions, which allege breach of fiduciary duties and breach of contract with respect to the exchange of the Rainbow Media Group tracking stock for Cablevision NY Group common stock, were purportedly brought on behalf of all holders of publicly traded shares of Rainbow Media Group tracking stock. The actions sought to (i) enjoin the exchange of Rainbow Media Group tracking stock for Cablevision NY Group common stock, (ii) enjoin any sales of “Rainbow Media Group assets,” or, in the alternative, award rescissory damages, (iii) if the exchange is completed, rescind it or award rescissory damages, (iv) award compensatory damages, and (v) award costs and disbursements. The actions were consolidated into one action on September 17, 2002, and on October 3, 2002, the Company filed a motion to dismiss the consolidated action. The action was stayed by agreement of the parties pending resolution of a related action brought by one of the plaintiffs to compel the inspection of certain books and records of the Company. On October 26, 2004, the parties entered into a stipulation dismissing the related action, and providing for the Company’s production of certain documents. On December 13, 2004, plaintiffs filed a consolidated amended complaint. The Company filed a motion to dismiss the amended complaint. On April 19, 2005, the court granted that motion in part, dismissing the breach of contract claim but declining to dismiss the breach of fiduciary duty claim on the pleadings.

In August 2003, a purported class action naming as defendants the Company, directors and officers of the Company and certain current and former officers and employees of the Company’s Rainbow Media Holdings and American Movie Classics subsidiaries was filed in New York Supreme Court by the Teachers Retirement System of Louisiana (“TRSL”). The actions relate to the August 2002 Rainbow Media Group tracking stock exchange and allege, among other things, that the exchange ratio was based upon a price of the Rainbow Media Group tracking stock that was artificially deflated as a result of the improper recognition of certain expenses at the national services division of Rainbow Media Holdings. The complaint alleges breaches by the individual defendants of fiduciary duties. The complaint also alleges breaches of contract and unjust enrichment by the Company. The complaint seeks monetary damages and such other relief as the court deems just and proper. On October 31, 2003, the Company and other defendants moved to stay the action in favor of the previously filed actions pending in Delaware or, in the alternative, to dismiss for failure to state a claim. On June 10, 2004, the court stayed the action on the basis of the previously filed action in Delaware. TRSL subsequently filed a motion to vacate the stay in the New York action, and simultaneously filed a motion to intervene in the Delaware action and to stay that action. The Company opposed both motions. On April 19, 2005, the court in the Delaware action denied the motion to stay the Delaware action and granted TRSL’s motion to intervene in that action. On June 22, 2005, the court in the New York action denied TRSL’s motion to vacate the stay in that action.

The Company believes the claims in both the Delaware action and the New York action are without merit and is contesting the lawsuits vigorously.

The Wiz Bankruptcy

TW, Inc. (“TW”), a former subsidiary of the Company and operator of The Wiz consumer retail electronics business, is the subject of a Chapter 11 bankruptcy proceeding in the U.S. Bankruptcy Court for the District of Delaware. In February 2005, TW filed a complaint in the bankruptcy proceeding seeking recovery of alleged preferential transfers in the aggregate amount of $193,457. Also in February 2005, the Official Committee of Unsecured Creditors of TW (the “Committee”) filed a motion seeking authority to assume the prosecution of TW’s alleged preference claims and to prosecute certain other causes of action. The bankruptcy court granted the Committee’s motion on or about March 10, 2005, thereby authorizing the Committee, on behalf of TW, to continue the preference suit and to assert other claims against the Company. On March 12, 2005, the Committee filed a complaint in the bankruptcy court against the Company, certain of its subsidiaries, and certain present and former officers and directors. The Committee filed an amended complaint on April 15, 2005, and served that complaint on or about April 28, 2005. The Committee’s amended complaint asserts preferential transfer claims allegedly totaling $193,858, breach of contract, promissory estoppel, and misrepresentation claims allegedly totaling $310,000, and fraudulent conveyance, breach of fiduciary duty, and other claims seeking unspecified damages. On June 30, 2005, the Company filed a motion to dismiss several of the claims in the amended complaint. On October 31, 2005, the bankruptcy court denied the motion to dismiss. The bankruptcy court’s ruling on the motion to dismiss allows the Committee to proceed with its claims against the Company. The Company believes that all the claims asserted by TW and the Committee are without merit and is contesting them vigorously.

Dolan Family Group Proposal and Special Dividend Litigation

In June and July 2005, a number of shareholder class action lawsuits were filed against the Company and its individual directors in the Delaware Chancery Court, the New York Supreme Court for Nassau County, and the U.S. District Court for the Eastern District of New York, relating to the Dolan family group proposal to acquire the outstanding, publicly held interests in the Company following a pro rata distribution of Rainbow Media Holdings. On October 24, 2005, the Company received a letter from the Dolan family group withdrawing its June 19, 2005 proposal and recommending the consideration of a special dividend. On November 17, 2005, the plaintiffs filed a consolidated amended complaint in the New York Supreme Court action to relate to the special dividend proposed by the Dolan family group. On February 9, 2006, the plaintiffs filed a second amended complaint adding allegations related to the December 19, 2005 announcement that the Board had decided not to proceed with the proposed special dividend, and the January 31, 2006 announcement that the Board was expected to begin reconsideration of a possible special dividend at its regularly scheduled meeting in March 2006. The amended complaint sought, among other things, to enjoin the payment of the special dividend proposed by the Dolan family group.

On December 28, 2005, a purported shareholder derivative complaint was filed in the U.S. District Court for the Eastern District of New York alleging that certain events during 2005, including those relating to the proposed special dividend, constitute breaches of fiduciary duty. The action was brought derivatively on behalf of Cablevision and names as defendants each member of the Board of Directors. The complaint seeks unspecified damages and contribution and indemnification by the defendants for any claims asserted against the Company as a result of the alleged breaches.

On March 27, 2006, the Company entered into a memorandum of understanding with respect to the settlement of the actions pending in the New York Supreme Court for Nassau County relating to a proposed special dividend. In connection with the proposed settlement, the Company’s Board of Directors appointed a special committee of independent directors and authorized and directed the special committee to evaluate the proposed special dividend and make a recommendation to the Board as to whether a dividend should be paid and, if so, in what amount. After receiving the results of the special committee’s evaluation, on April 7, 2006, the Company’s Board of Directors declared a special cash dividend of $10.00 per share on each outstanding share of its NY Group Class A Stock and NY Group Class B Stock. The dividend was paid on April 24, 2006 to holders of record at the close of business on April 18, 2006. The proposed settlement of these actions is subject to court approval. A hearing on the proposed settlement is currently expected in the third quarter of 2006.

The plaintiff in a patent infringement case pending in the U.S. District Court for the Eastern District of New York, Rates Technology Inc. v. Cablevision Systems Corp., has requested permission from the court to file a supplemental complaint alleging that the special dividend constitutes a fraudulent conveyance. The underlying patent infringement complaint, filed in July 2005, alleges that the Company’s Optimum Voice products infringe two patents owned by the plaintiff. The Company believes that the plaintiff’s patent infringement claims as well as its proposed fraudulent conveyance claims are without merit and intends to contest the lawsuit vigorously.

Director Litigation

Cablevision has been named as a nominal defendant in a purported shareholder derivative complaint filed in the Court of Chancery of the State of Delaware. The action is brought derivatively on behalf of Cablevision and names as additional defendants Charles F. Dolan, the Chairman of Cablevision, and Rand Araskog, Frank Biondi, John Malone and Leonard Tow, each of whom was appointed as a director on March 2, 2005 by Mr. Dolan and certain other holders of the Company’s Class B common stock. The complaint alleges that Charles F. Dolan, as the controlling Class B shareholder of Cablevision, by purporting to remove three Cablevision Board members (William J. Bell, Sheila Mahony and Steven Rattner) and replace them with the four new directors, wrongfully interfered with the Board’s role in managing the affairs of Cablevision and sought to substitute his judgment of how to proceed with the VOOM HD Networks of Cablevision’s Rainbow DBS subsidiary above that of the Board. The action seeks, among other things, to preliminarily and permanently enjoin Charles F. Dolan from interfering with the managerial prerogatives of Cablevision’s Board; rescinding the purported appointment of the new directors; rescinding the removal of Mr. Bell, Ms. Mahony and Mr. Rattner as directors and restoring them to their positions as directors and directing Charles F. Dolan to account to Cablevision for its damages.

Accounting Related Investigations

The improper expense recognition matter previously reported by the Company has been the subject of investigations by the Securities and Exchange Commission and the U.S. Attorney’s Office for the Eastern District of New York. The Securities and Exchange Commission is continuing to investigate the improper expense recognition matter and the Company’s timing of recognition of launch support, marketing and other payments under affiliation agreements.

NOTE 16.                                          DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s debt instruments are summarized as follows:

	March 31, 2006
	Carrying Amount	Estimated Fair Value
Debt instruments:
Bank debt	$5,094,000	$5,094,000
Collateralized indebtedness	1,044,652	1,043,597
Senior notes and debentures	5,993,059	6,001,166
Senior subordinated notes and debentures	746,719	821,325
Notes payable	7,995	7,991
	$12,886,425	$12,968,079

	December 31, 2005
	Carrying Amount	Estimated Fair Value
Debt instruments:
Bank debt	$1,851,500	$1,851,500
Collateralized indebtedness	1,170,126	1,171,731
Senior notes and debentures	5,992,760	5,888,636
Senior subordinated notes and debentures	746,621	819,982
Notes payable	15,905	15,778
	$9,776,912	$9,747,627

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 17.              SUBSEQUENT EVENTS

On April 7, 2006, the Board of Directors of the Company declared a special cash dividend of $10.00 per share on each outstanding share of its Cablevision NY Group Class A common stock and Cablevision NY Group Class B common stock. The dividend was paid on April 24, 2006 to holders of record at the close of business on April 18, 2006.  The dividend was paid from the proceeds of a distribution of approximately $3,000,000 held in cash and cash equivalents as of March 31, 2006 from CSC Holdings to Cablevision. The CSC Holdings distribution was funded from the proceeds of its term B facility which closed on March 29, 2006 (See Note 9). The dividend payment on all outstanding shares of Cablevision common stock amounted to approximately $2,834,649.  In addition, Cablevision has set aside approximately $126,838 representing $10.00 for each outstanding restricted share and stock appreciation rights and options vested as of December 31, 2004, which will be paid when, and if, the restrictions lapse on each restricted share and when, and if, such stock appreciation rights and options are exercised.

In April 2006, CSC Holdings entered into several interest rate swap contracts in the notional amount of $3,700,000 to effectively fix borrowing rates on floating rate debt. As a result of these transactions, the interest rate paid on approximately 80% of the Company’s debt is fixed. The table below summarizes certain terms of the interest rate swap contracts entered into in April 2006:

Contract Term	Notional Amount	Weighted Average Fixed Rate Paid by the Company	Weighted Average Effective Floating Rate Received by the Company at Contract Date

2 years	$500,000	5.24%	5.10%

3 years	$600,000	5.25%	5.10%

4 years	$2,600,000	5.34%	5.04%

CSC HOLDINGS, INC. AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents (includes $2,961,487 of unrestricted cash held for the payment of the special dividend in April 2006)	$3,489,352	$394,969
Restricted cash	6,946	8,454
Accounts receivable, trade (less allowance for doubtful accounts of $22,932 and $18,807)	385,539	421,950
Notes and other receivables	68,189	74,141
Investment securities	602	647
Prepaid expenses and other current assets	99,382	98,921
Feature film inventory, net	105,093	108,607
Deferred tax asset	51,076	58,181
Advances to affiliates	119,251	121,128
Investment securities pledged as collateral	656,412	723,476
Derivative contracts	188,276	268,539
Assets held for sale	378	7,557
Total current assets	5,170,496	2,286,570
Property, plant and equipment, net of accumulated depreciation of $5,725,468 and $5,494,994	3,897,685	3,868,077
Investments in affiliates	41,064	39,463
Investment securities pledged as collateral	246,137	199,430
Notes and other receivables	43,783	42,987
Derivative contracts	83,731	109,207
Other assets	80,235	83,801
Long-term feature film inventory, net	386,222	378,502
Deferred carriage fees, net	182,354	188,135
Franchises	731,848	731,848
Affiliation, broadcast and other agreements, net of accumulated amortization of $366,696 and $349,752	502,419	519,363
Other intangible assets, net of accumulated amortization of $75,100 and $68,192	382,684	388,622
Excess costs over fair value of net assets acquired	995,439	996,338
Deferred financing and other costs, net of accumulated amortization of $48,926 and $77,014	127,658	97,285
	$12,871,755	$9,929,628

See accompanying notes to
condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS (cont’d)
(Dollars in thousands)

	March 31, 2006	December 31, 2005
	(unaudited)
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current Liabilities:
Accounts payable	$365,266	$373,362
Accrued liabilities	872,126	916,930
Accounts payable to affiliates	1,445	1,467
Deferred revenue	86,046	140,723
Feature film and other contract obligations	113,424	112,817
Liabilities under derivative contracts	87,078	101,580
Current portion of bank debt	53,500	8,560
Current portion of collateralized indebtedness	716,728	857,774
Current portion of capital lease obligations	8,743	8,586
Notes payable	6,978	8,438
Total current liabilities	2,311,334	2,530,237
Feature film and other contract obligations	356,121	351,673
Deferred revenue	15,838	16,219
Deferred tax liability	55,836	87,739
Liabilities under derivative contracts	28,249	17,571
Other long-term liabilities	360,100	361,018
Bank debt	5,040,500	1,842,940
Collateralized indebtedness	327,924	312,352
Senior notes and debentures	4,493,059	4,492,760
Senior subordinated notes and debentures	746,719	746,621
Notes payable	1,017	7,467
Capital lease obligations	60,620	51,201
Minority interests	49,091	55,190
Total liabilities	13,846,408	10,872,988
Commitments and contingencies
Stockholder’s deficiency:
Series A Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
Series B Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
8% Series D Cumulative Preferred Stock, $.01 par value, 112,500 shares authorized, none issued ($100 per share liquidation preference)	—	—
Common Stock, $.01 par value, 10,000,000 shares authorized, 9,529,987 shares issued and outstanding	95	95
Paid-in capital	2,336,091	2,327,216
Accumulated deficit	(3,307,277)	(3,267,109)
	(971,091)	(939,798)
Accumulated other comprehensive loss	(3,562)	(3,562)
Total stockholder’s deficiency	(974,653)	(943,360)
	$12,871,755	$9,929,628

See accompanying notes to
condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2006 and 2005
(Dollars in thousands)
(Unaudited)

	2006	2005
Revenues, net	$1,409,272	$1,213,198
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	670,347	554,474
Selling, general and administrative	359,212	319,892
Restructuring charges (credits)	(685)	606
Depreciation and amortization (including impairments)	277,331	263,327
	1,306,205	1,138,299
Operating income	103,067	74,899
Other income (expense):
Interest expense	(161,048)	(161,322)
Interest income	5,900	3,800
Equity in net income (loss) of affiliates	1,403	(2,020)
Write-off of deferred financing costs	(4,587)	—
Gain (loss) on investments, net	6,917	(11,141)
Loss on derivative contracts, net	(6,780)	(1,632)
Minority interests	(1,337)	2,001
Miscellaneous, net	185	134
	(159,347)	(170,180)
Loss from continuing operations before income taxes	(56,280)	(95,281)
Income tax benefit	19,146	23,733
Loss from continuing operations	(37,134)	(71,548)
Loss from discontinued operations, net of taxes	(2,172)	(30,046)
Loss applicable to common shareholder before cumulative effect of a change in accounting principle	(39,306)	(101,594)
Cumulative effect of a change in accounting principle, net of taxes	(862)	—
Net loss	$(40,168)	$(101,594)

See accompanying notes to
condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2006 and 2005
(Dollars in thousands)
(Unaudited)

	2006	2005
Cash flows from operating activities:
Loss from continuing operations	$(37,134)	$(71,548)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	277,331	263,327
Equity in net loss (income) of affiliates	(1,403)	2,020
Minority interests	1,337	(2,001)
Loss (gain) on investments, net	(6,917)	11,141
Write-off of deferred financing costs	4,587	—
Gain on derivative contracts	(3,187)	(6,648)
Amortization of deferred financing, discounts on indebtedness and other deferred costs	18,751	21,571
Stock-based compensation expense related to equity classified awards	13,820	7,851
Deferred income tax	(22,866)	(28,967)
Amortization of feature film inventory	30,328	24,317
Changes in assets and liabilities	(105,833)	(24,272)
Net cash provided by operating activities	168,814	196,791
Cash flows from investing activities:
Capital expenditures	(272,396)	(173,221)
Payment for acquisitions	—	(4,231)
Proceeds from sale of equipment, net of costs of disposal	1,382	2,984
Decrease in investment securities and other investments	176	172
Decrease in restricted cash	1,508	663
Additions to other intangible assets	(975)	(9,192)
Increase in investments in affiliates, net	—	(28)
Net cash used in investing activities	(270,305)	(182,853)
Cash flows from financing activities:
Proceeds from bank debt	4,900,000	134,427
Repayment of bank debt	(1,657,500)	(117,113)
Proceeds from collateralized indebtedness	42,124	1,000
Repayment of collateralized indebtedness	(48,620)	—
Proceeds from derivative contracts	6,496	—
Payments on capital lease obligations and other debt	(2,175)	(3,687)
Deemed capital contribution from shareholder	—	10,863
Additions to deferred financing and other costs	(40,517)	(8)
Distributions to minority partners	(7,436)	—
Net cash provided by financing activities	3,192,372	25,482
Net effect of exchange rate changes on cash and cash equivalents	—	78
Net increase in cash and cash equivalents from continuing operations	3,090,881	39,498
Cash flows of discontinued operations (Revised—see Note 5):
Net cash used in operating activities	(410)	(33,505)
Net cash provided by (used in) investing activities	3,912	(10,320)
Net change in cash classified in assets held for sale	—	(13,610)
Net effect of discontinued operations on cash and cash equivalents	3,502	(57,435)
Cash and cash equivalents at beginning of year	394,969	771,479
Cash and cash equivalents at end of period	$3,489,352	$753,542

See accompanying notes to
condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

NOTE 1.                                                 BUSINESS

CSC Holdings, Inc. (“CSC Holdings” or the “Company”), is a wholly-owned subsidiary of Cablevision Systems Corporation (“Cablevision”). The Company and its majority-owned subsidiaries own and operate cable television systems and through its subsidiary, Rainbow Media Holdings LLC, have ownership interests in companies that produce and distribute national and regional entertainment and sports programming services, including Madison Square Garden, L.P. The Company also owns companies that provide advertising sales services for the cable television industry, provide telephone service, operate motion picture theaters, and through April 30, 2005, provided direct broadcast satellite service. The Company classifies its business interests into three segments:  Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations of its Cablevision Lightpath subsidiary; Rainbow, consisting principally of interests in national and regional cable television programming networks including AMC, The Independent Film Channel, WE: Women’s Entertainment, fuse and the VOOM HD Networks; and Madison Square Garden, which owns and operates professional sports teams, regional cable television sports networks and an entertainment business.

NOTE 2.                                                 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all the information and notes required for complete financial statements.

The financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 presented in this Form 10-Q are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The accompanying condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2006.

The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

NOTE 3.                                               COMPREHENSIVE LOSS

The comprehensive loss, net of tax, for the three months ended March 31, 2006 equals the net loss for the respective period. The comprehensive loss, net of tax, for the three months ended March 31, 2005 amounted to $99,923.

NOTE 4.                                                 LOSS PER COMMON SHARE

Net loss per common share is not presented since the Company is a wholly-owned subsidiary of Cablevision.

NOTE 5.                                                 CASH FLOWS

For purposes of the condensed consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

During the three months ended March 31, 2006 and 2005, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

-	Three Months Ended March 31,
	2006	2005
Non-Cash Investing and Financing Activities:
Capital lease obligations	$11,751	$180
Redemption of collateralized indebtedness with restricted cash and related prepaid forward contract	—	116,544
Redemption of collateralized indebtedness with related prepaid forward contracts and stock	109,141	81,397
Redemption of collateralized indebtedness with related prepaid forward contracts	16,771	—
Supplemental Data:
Cash interest paid — continuing operations	169,623	161,582
Income taxes paid (refunded), net	4,479	(1,599)

In addition, the Company has revised its condensed consolidated statement of cash flows for the three months ended March 31, 2005 to separately disclose the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which had been previously reported on a combined basis as a single amount.

NOTE 6.                                                 ASSETS AND LIABILITIES HELD FOR SALE AND DISCONTINUED OPERATIONS

Rainbow DBS

In April 2005, the operations of the Rainbow DBS satellite distribution business were shut down. In connection with the shut down, certain assets of the business, including the Rainbow 1 direct broadcast satellite and certain other related assets were sold to a subsidiary of EchoStar for $200,000  in cash. This transaction closed in November 2005. In addition, Rainbow DBS had FCC licenses to construct, launch and operate five fixed service, Ka-band satellites and had entered into a contract in November 2004 for the construction by Lockheed Martin of these five Ka-band satellites at a cost of $740,000. Rainbow DBS had the right to terminate the contract at any time, subject to certain maximum termination liabilities. Rainbow DBS exercised this right on November 21, 2005, and the amount paid to Lockheed Martin in excess of the termination liability was repaid to the Company in March 2006.

In September 2005, Loral Space and Communications Holding Corporation (“Loral”) filed an action for breach of its agreement with Rainbow DBS alleging that the sale of the Rainbow 1 satellite and related assets to EchoStar would trigger a Make Whole Payment of $33,000 plus interest, or approximately $48,000 as of March 31, 2006. The Company believes that it has substantial defenses to Loral’s claim and is contesting the lawsuit vigorously. Accordingly, no provision has been made for such Make Whole Payment in the accompanying consolidated financial statements.

Certain assets of the Rainbow DBS satellite distribution business, previously included in the Rainbow DBS segment, have been classified as assets held for sale in the consolidated balance sheets of the Company. These assets relate to the direct broadcast satellite television business of Rainbow DBS and consist of equipment and other assets. In the first quarter of 2006, the Company recorded an impairment loss of $7,179 which has been classified in discontinued operations.

Discontinued Operations

The operating results of Fox Sports Net Ohio and Fox Sports Net Florida (in connection with the Regional Programming Partners restructuring in April 2005) and the Rainbow DBS satellite distribution business (in connection with the Board of Directors’ authorization to shut down the business), net of taxes, have been classified in the consolidated statements of operations as discontinued operations for all periods presented. Operating results of discontinued operations for the three months ended March 31, 2006 and 2005 are summarized below:

Three Months Ended March 31, 2006
Rainbow DBS Distribution Business
Revenues, net	$—
Loss before income taxes	$(3,677)
Income tax benefit	1,505
Net loss	$(2,172)

	Three Months Ended March 31, 2005
	Fox Sports Net Ohio and Fox Sports Net Florida	Rainbow DBS Distribution Business	Total
Revenues, net	$40,018	$8,547	$48,565
Income (loss) before income taxes	$11,367	$(62,554)	$(51,187)
Income tax benefit (expense)	(4,694)	25,835	21,141
Net income (loss)	$6,673	$(36,719)	$(30,046)

NOTE 7.                                                 RECENTLY ADOPTED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, Statement No. 123R, Share-Based Payment. Statement No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to

Employees, and its related implementation guidance and it establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Statement No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Statement No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date in which the excess tax deductions result in a reduction of income taxes payable. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 regarding the SEC’s interpretation of Statement No. 123R and the valuation of share-based payments for public companies.

Cablevision adopted Statement No. 123R on January 1, 2006, using the modified prospective method. The modified prospective method requires that compensation expense be recorded for the unvested portion of the restricted share awards, stock option awards and stock appreciation rights outstanding at December 31, 2005, over the remaining service periods related to such awards. Cablevision will continue using the Black-Scholes valuation model in determining the fair value of share-based payments. In accordance with the pro forma disclosure requirements of Statement No. 123, Cablevision recognized the majority of the share-based compensation costs using the accelerated recognition method. Subsequent to January 1, 2006, Cablevision will continue to recognize the cost of previously granted share-based awards under the accelerated recognition method and will recognize the cost for new share-based awards on a straight-line basis over the requisite service period. In connection with Cablevision’s adoption of Statement No. 123R, the Company recorded $862 as a cumulative change in accounting principle, net of taxes on the Company’s consolidated statement of operations. Stock-based compensation allocated to the Company by Cablevision for the three months ended March 31, 2006 was $16,722 and has been recorded as a component of selling, general and administrative expense.

In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. Statement No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Statement No. 154 requires that a change in method of calculating depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. APB Opinion No. 20 previously required that such a change be reported as a change in accounting principle. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF No. 04-5 provides guidance in assessing when a general partner should consolidate its investment in a limited partnership or similar entity. The provisions of EITF No. 04-5 were required to be applied beginning June 30, 2005 by general partners of all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements are modified subsequent to June 30, 2005 and the provisions of EITF No. 04-5 are effective for general partners in all other limited partnerships beginning January 1, 2006. EITF No. 04-5 did not have any impact on the Company’s financial position or results of operations upon adoption.

NOTE 8.                                                 BANK DEBT AND COLLATERALIZED INDEBTEDNESS

Bank Debt

On February 24, 2006, the Restricted Group (comprised primarily of the Company’s cable television subsidiaries and its commercial telephone subsidiary) entered into a new $2,400,000 credit facility with a group of banks consisting of three components: a $1,000,000 revolver that was undrawn at March 31, 2006, a $1,000,000 term A-1 facility and a $400,000 term A-2 facility that has since been refinanced and repaid in full, as described below. Approximately $1,300,000 of the $1,400,000 proceeds received from the term loans under the new credit facility was used to repay the outstanding borrowings and accrued interest under the prior Restricted Group credit facility that was scheduled to mature in June 2006, and fees and expenses. On March 29, 2006, the Restricted Group entered into a new $3,500,000 term B facility, of which approximately $400,000 of the proceeds was used to prepay the outstanding borrowings of the term A-2 facility, including accrued interest, and fees and expenses. The balance of the outstanding term B facility borrowings was invested in short-term AAA rated funds pending approval of the proposed special dividend by the Board of Directors, and distributed to Cablevision on April 24, 2006 after the special dividend was approved by the Board of Directors (see Note 16).

The three components of the new Restricted Group credit facility, the undrawn $1,000,000 revolver, the $1,000,000 term A-1 facility and the $3,500,000 term B facility, are direct obligations of CSC Holdings, guaranteed by most Restricted Group subsidiaries and secured by the pledge of the stock of most Restricted Group subsidiaries. The revolving credit facility and the term A-1 loan have a six year maturity and the term B loan has a seven year maturity. The revolver has no required interim repayments, the $1,000,000 term A-1 loan requires quarterly repayments aggregating 0% in year one, 5% in each of years two and three, 25% in each of years four and five, and 40% in the final year and the $3,500,000 term B loan is subject to quarterly repayments totaling 1% in each of years one through six and 94% in the final year. The weighted average interest rate on borrowings under the term A-1 loan facility as of March 31, 2006 was 6.14%. The interest rate on the borrowings under the $3,500,000 term B facility is the Eurodollar Rate (as defined) plus 1.75% or prime rate plus .75%, at the Company’s election. On April 3, 2006, the interest rate on the term B loan borrowings converted to the Eurodollar Rate plus 1.75%, which approximated 6.7%.

The principal financial covenants, which are not identical for the revolving credit facility and the term A-1 loan, on the one hand, and the term B loan, on the other, include (i) under the revolving credit facility and the term A-1 loan, maximum total leverage of 7.50 to 1 with subsequent stepdowns over the life of the revolving credit facility and the term A-1 facility until reaching 4.50 to 1 for periods beginning on and after January 1, 2010, (ii) under the revolving credit facility and the term A-1 loan, maximum senior secured leverage of 4.00 times cash flow through December 31, 2006 with annual stepdowns thereafter over the life of the revolving credit facility and the term A-1 facility until reaching 3.00 to 1 for periods beginning on and after January 1, 2010, (iii) under the revolving credit facility and the term A-1 loan, minimum ratios for cash flow to interest expense of 1.75 to 1 initially, increasing to 2.00 to 1 on and after July 1, 2007, and (iv) under the revolving credit facility and the term A-1 loan, a minimum ratio of cash flow less cash taxes to total debt expense (defined to include interest expense, certain payments of principal and dividends paid by CSC Holdings to Cablevision to permit Cablevision to pay interest and certain principal payments on its debt) of 1.50 to 1. These covenants and restrictions on the permitted use of borrowed funds in the revolving credit facility may limit our ability to utilize all of the undrawn revolver funds. Additional covenants include limitations on liens and the issuance of additional debt. Under the term B loan, we are limited in our ability to incur additional indebtedness based on a maximum ratio of total indebtedness to cash flow (as defined in the term B facility) of 7.50 to 1 with subsequent stepdowns over the life of the term B facility until reaching 5.00 to 1 for periods beginning on and after

January 1, 2010 and a maximum senior secured leverage ratio of 4.50 times cash flow (as defined in the term B facility).

Under the revolving credit facility and the term A-1 loan, there are generally no restrictions on investments that the Restricted Group may make, provided it is not in default. Under the term B facility, there also are generally no restrictions on investments that the Restricted Group may make provided it is not in default; however, CSC Holdings must also remain in compliance with the maximum ratio of total indebtedness to cash flow and the maximum senior secured leverage ratio. The Restricted Group can make distributions or other restricted payments so long as CSC Holdings is not in default but there is a limitation (initially $200,000, subject to increase to reflect capital contributions or issuance of equity interests) on restricted payments during any period when the cash flow leverage ratio is greater than 6.75 to 1 (6.0 to 1 after September 30, 2006). The $200,000 limitation does not apply to restricted payments by CSC Holdings to Cablevision to be used by Cablevision to make scheduled payments of principal or interest on its indebtedness. The Restricted Group’s ability to make restricted payments is also limited by provisions in the indentures covering the Company’s notes and debentures.

In connection with the repayment of the term A-2 facility and the prior Restricted Group credit facility, the Company wrote off approximately $4,587 of unamortized deferred financing costs and in connection with the new Restricted Group credit facility, related costs of $40,517 were recorded as deferred financing costs.

Total amounts payable by the Company under the new credit facilities entered into during the three months ended March 31, 2006 are as follows:

Year ended December 31,

2006	$26,250
2007	85,000
2008	85,000
2009	285,000
2010	285,000
Thereafter	3,733,750

Collateralized Indebtedness

The following table summarizes the settlement of the Company’s collateralized indebtedness for the three months ended March 31, 2006. The Company’s collateralized indebtedness obligations relating to shares of Charter Communications, Inc. and AT&T Inc. common stock were settled by delivering the underlying securities and proceeds from the related equity derivative contracts. The Company’s collateralized indebtedness obligations relating to Comcast Corporation shares were settled by delivering the cash equal to the market value of the Comcast shares and proceeds from the related equity derivative contracts. The cash was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast shares and proceeds from a prepaid interest rate swap executed in conjunction with the equity derivative contract. The terms of the new contracts are similar in all material respects to the contracts that had matured and allow the Company to retain upside participation in the Comcast shares up to the contract’s upside appreciation limit with downside exposure limited below the hedge price.

	Charter	AT&T	Comcast	Total
Number of shares	3,103,715	877,699	1,821,456
Collateralized indebtedness	$(70,420)	$(38,721)	$(65,391)	$(174,532)
Prepaid forward contracts	66,844	14,991	16,771	98,606
Fair value of underlying securities delivered	3,576	23,730	—	27,306
Net cash receipt (payment)	$—	$—	$(48,620)	$(48,620)
Proceeds from new monetization contracts	$—	$—	$42,124	$42,124
Proceeds from prepaid interest rate swap contract	—	—	6,496	6,496
	$—	$—	$48,620	$48,620

At March 31, 2006, the Company had collateralized indebtedness obligations of $716,728 that mature during the next twelve months. The Company intends to settle such obligations by either delivering shares of the applicable stock and proceeds of the equity derivative contracts or delivering cash from the proceeds of new monetization transactions.

NOTE 9.                INCOME TAXES

The income tax benefit attributable to continuing operations for the three months ended March 31, 2006 of $19,146 differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to the impact of non-deductible expenses, state taxes and a decrease in the valuation allowance of $7,144 relating to certain state net operating loss carry forwards.

The income tax benefit attributable to continuing operations for the three months ended March 31, 2005 of $23,733 differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to the impact of non-deductible expenses, state taxes and an increase to the valuation allowance of $4,004 relating to certain state net operating loss carry forwards.

NOTE 10.              RESTRUCTURING

The following table summarizes the accrued restructuring liability, net of related sublease amounts, for continuing operations:

	2001 Plan	2002 Plan	2005 Plan
	Facility Realignment and Other Costs	Facility Realignment and Other Costs	Employee Severance
Balance at December 31, 2005	$1,787	$798	$23
Additional credits	(609)	(76)	—
Payments	(412)	(432)	—
Balance at March 31, 2006	$766	$290	$23

At March 31, 2006, the restructuring liability of $8,413 was classified as a current liability in the condensed consolidated balance sheet.

The cumulative amount of restructuring charges incurred by the Company for continuing operations for each of the restructuring plans are as follows:

	2001 Plan	2002 Plan	2005 Plan	Total
Employee severance	$15,108	$19,586	$1,128	$35,822
Facility realignment and other costs	27,147	53,944	—	81,091
Cumulative restructuring charges recognized as of March 31, 2006	$42,255	$73,530	$1,128	$116,913

NOTE 11.                                          INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Gross carrying amount of amortizable intangible assets
Affiliation relationships and affiliate agreements	$782,367	$782,367
Broadcast rights and other agreements	86,748	86,748
Season ticket holder relationships	75,005	75,005
Suite holder contracts and relationships	21,167	21,167
Advertiser relationships	104,071	104,071
Other intangibles	88,266	87,400
	1,157,624	1,156,758
Accumulated amortization
Affiliation relationships and affiliate agreements	320,954	305,677
Broadcast rights and other agreements	45,742	44,075
Season ticket holder relationships	5,939	4,576
Suite holder contracts and relationships	3,322	2,491
Advertiser relationships	34,190	31,315
Other intangibles	31,649	29,810
	441,796	417,944
Indefinite-lived intangible assets
Franchises	731,848	731,848
Sports franchises	96,215	96,215
FCC licenses and other intangibles	19,180	19,076
Trademarks	53,880	53,880
Excess costs over the fair value of net assets acquired	995,439	996,338
	1,896,562	1,897,357
Total intangible assets, net	$2,612,390	$2,636,171
Aggregate amortization expense
Three months ended March 31, 2006 and year ended December 31, 2005 (excluding impairment charges of $899 and $5,524, respectively)	$23,933	$97,693

Estimated amortization expense
Year ending December 31, 2006	$94,791
Year ending December 31, 2007	93,358
Year ending December 31, 2008	90,915
Year ending December 31, 2009	84,508
Year ending December 31, 2010	81,447

The changes in the carrying amount of excess costs over the fair value of net assets acquired (“goodwill”) for the three months ended March 31, 2006 are as follows:

	Tele- communications	MSG	Rainbow	Other	Total Company
Balance as of December 31, 2005	$206,971	$724,033	$50,877	$14,457	$996,338
Impairment loss	—	—	—	(899)	(899)
Balance as of March 31, 2006	$206,971	$724,033	$50,877	$13,558	$995,439

NOTE 12.              BENEFIT PLANS

The Company has a Cash Balance Retirement Plan (the “Retirement Plan”) for the benefit of employees other than those of the Clearview Cinemas business. Under the Retirement Plan, the Company will credit a certain percentage of eligible base pay into an account established for each participant which will earn a market based rate of return annually. Components of the net periodic pension cost for the Retirement Plan for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31,
	2006	2005
	(estimated)

Service cost	$6,440	$6,468
Interest cost	1,840	1,603
Expected return on plan assets	(2,341)	(2,083)

Net periodic pension cost	$5,939	$5,988

The Company contributed approximately $6,788 to its Retirement Plan for the three months ended March 31, 2006.

Madison Square Garden sponsors a non-contributory pension plan (“MSG Plan”) covering its non-union employees hired prior to January 1, 2001. Benefits payable to retirees under this plan are based upon years of service and participants’ compensation and is funded through a trust established under the MSG Plan. Components of the net periodic pension cost for the MSG Plan for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31,
	2006	2005
	(estimated)

Service cost	$914	$858
Interest cost	970	854
Expected return on plan assets	(797)	(604)
Recognized net actuarial loss	76	4

Net periodic pension cost	$1,163	$1,112

The Company previously disclosed in its financial statements for the year ended December 31, 2005 that it was not required to make a minimum contribution to the MSG Plan in 2006; however it expected to make a discretionary contribution of $3,825 to reduce future contribution requirements. As of March 31, 2006, no contributions have been made.

NOTE 13.              SEGMENT INFORMATION

The Company classifies its business interests into three segments: Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations of its Cablevision Lightpath subsidiary; Rainbow, consisting principally of interests in national and regional cable television programming networks, including AMC, The Independent Film Channel, WE: Women’s Entertainment, fuse and the VOOM HD Networks, and Madison Square Garden, which owns and operates professional sports teams, regional cable television sports networks and an entertainment business.

The Company’s reportable segments are strategic business units that are managed separately. The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income (loss) before depreciation and amortization (including impairments), stock plan income or expense and restructuring charges or credits), a non-GAAP measure. The Company has presented the components that reconcile adjusted operating cash flow to operating income (loss), an accepted GAAP measure. Information as to the operations of the Company’s business segments is set forth below.

	Three Months Ended March 31,
	2006	2005
Revenues, net from continuing operations
Telecommunications Services	$993,283	$851,146
Rainbow	206,331	200,479
Madison Square Garden	223,842	179,493
All Other (a)	18,501	23,522
Intersegment eliminations	(32,685)	(41,442)
	$1,409,272	$1,213,198

(a)             Represents net revenues of Clearview Cinemas and PVI Virtual Media.

Intersegment eliminations are primarily affiliate revenues recognized by our Rainbow and MSG segments from the sale of cable network programming to our Telecommunication Services segment.

	Three Months Ended March 31,
	2006	2005
Intersegment revenues
Telecommunications Services	$434	$1,610
Rainbow	8,928	15,340
Madison Square Garden	23,323	24,492
	$32,685	$41,442

Reconciliation (by Segment and in Total) of Adjusted Operating Cash Flow to Operating Income (Loss) from Continuing Operations

	Three Months Ended March 31,
	2006	2005
Adjusted operating cash flow from continuing operations
Telecommunications Services	$381,642	$325,393
Rainbow	26,887	39,334
Madison Square Garden	6,859	3,259
All Other (b)	(18,953)	(14,293)
	$396,435	$353,693

	Three Months Ended March 31,
	2006	2005
Depreciation and amortization (including impairments) included in continuing operations
Telecommunications Services	$222,728	$205,818
Rainbow	26,422	29,392
Madison Square Garden	16,073	12,706
All Other (b)	12,108	15,411
	$277,331	$263,327

	Three Months Ended March 31,
	2006	2005
Share-based compensation expense included in continuing operations
Telecommunications Services	$7,817	$6,712
Rainbow	5,432	5,237
Madison Square Garden	3,147	2,102
All Other (b)	326	810
	$16,722	$14,861

	Three Months Ended March 31,
	2006	2005
Restructuring charges (credits) included in continuing operations
Telecommunications Services	$—	$1,122
Rainbow	—	—
Madison Square Garden	—	366
All Other (b)	(685)	(882)
	$(685)	$606

	Three Months Ended March 31,
	2006	2005
Operating income (loss) from continuing operations
Telecommunications Services	$151,097	$111,741
Rainbow	(4,967)	4,705
Madison Square Garden	(12,361)	(11,915)
All Other (b)	(30,702)	(29,632)
	$103,067	$74,899

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three Months Ended March 31
	2006	2005
Operating income (loss) from continuing operations before income taxes
Total operating income for reportable segments	$133,769	$104,531
Other operating loss (b)	(30,702)	(29,632)
Operating income	103,067	74,899

Items excluded from operating income:
Interest expense	(161,048)	(161,322)
Interest income	5,900	3,800
Equity in net income (loss) of affiliates	1,403	(2,020)
Write-off of deferred financing costs	(4,587)	—
Gain (loss) on investments, net	6,917	(11,141)
Loss on derivative contracts, net	(6,780)	(1,632)
Minority interests	(1,337)	2,001
Miscellaneous, net	185	134
Loss from continuing operations before income taxes	$(56,280)	$(95,281)

(b)            Includes amounts relating to Clearview Cinemas, PVI Virtual Media and corporate. For the three months ended March 31, 2005, it also includes certain costs allocated to Fox Sports Net Ohio, Fox Sports Net Florida and Rainbow DBS (distribution operations) that were not eliminated as a result of the disposition or shut down of those businesses to the extent applicable.

	March 31,	December 31,
	2006	2005
Assets
Telecommunications Services	$4,685,422	$4,567,827
Rainbow	2,518,585	2,576,044
Madison Square Garden	1,835,602	1,893,525
Corporate, other and intersegment eliminations	3,831,768	884,675
Assets held for sale	378	7,557
	$12,871,755	$9,929,628

	Three Months Ended March 31,
	2006	2005
Capital Expenditures
Telecommunications Services	$266,756	$160,602
Rainbow	847	4,721
Madison Square Garden	1,668	1,161
Corporate and other	3,125	6,737
	$272,396	$173,221

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States primarily concentrated in the New York metropolitan area.

Concentrations of Credit Risk

Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade receivables. Cash is invested in money market funds and bank time deposits. The Company’s cash investments are placed with money market funds or financial institutions that have received the highest rating awarded by Standard & Poor’s and Moody’s Investors Service. The Company selects money market funds that predominately invest in marketable, direct obligations issued or guaranteed by the United States government or its agencies, commercial paper, fully collateralized repurchase agreements, certificates of deposit, banker’s acceptances and time deposits. The Company had one customer that accounted for approximately 10% of the Company’s consolidated net trade receivable balances at March 31, 2006, which exposes the Company to a concentration of credit risk. Although this customer exceeded 10% of the Company’s consolidated net trade receivables at March 31, 2006, the Company does not have a single customer which represents 10% or more of its consolidated net revenues.

NOTE 14.              LEGAL MATTERS

The Company is party to various lawsuits, some involving substantial amounts. Although the outcome of these matters cannot be predicted with certainty and the impact of the final resolution of these matters on the Company’s results of operations in a particular subsequent reporting period is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial position or liquidity of the Company.

Tracking Stock Litigation

In August 2002, purported class actions naming as defendants the Company and each of its directors were filed in the Delaware Chancery Court. The actions, which allege breach of fiduciary duties and breach of contract with respect to the exchange of the Rainbow Media Group tracking stock for Cablevision NY Group common stock, were purportedly brought on behalf of all holders of publicly traded shares of Rainbow Media Group tracking stock. The actions sought to (i) enjoin the exchange of Rainbow Media Group tracking stock for Cablevision NY Group common stock, (ii) enjoin any sales of “Rainbow Media Group assets,” or, in the alternative, award rescissory damages, (iii) if the exchange is completed, rescind it or award rescissory damages, (iv) award compensatory damages, and (v) award costs and disbursements. The actions were consolidated into one action on September 17, 2002, and on October 3, 2002, the Company filed a motion to dismiss the consolidated action. The action was stayed by agreement of the parties pending resolution of a related action brought by one of the plaintiffs to compel the inspection of certain books and records of the Company. On October 26, 2004, the parties entered into a stipulation dismissing the related action, and providing for the Company’s production of certain documents. On December 13, 2004, plaintiffs filed a consolidated amended complaint. The Company filed a motion to dismiss the amended complaint. On April 19, 2005, the court granted that motion in part, dismissing the breach of contract claim but declining to dismiss the breach of fiduciary duty claim on the pleadings.

In August 2003, a purported class action naming as defendants the Company, directors and officers of the Company and certain current and former officers and employees of the Company’s Rainbow Media Holdings and American Movie Classics subsidiaries was filed in New York Supreme Court by the Teachers Retirement System of Louisiana (“TRSL”). The actions relate to the August 2002 Rainbow Media Group tracking stock exchange and allege, among other things, that the exchange ratio was based upon a price of the Rainbow Media Group tracking stock that was artificially deflated as a result of the improper recognition of certain expenses at the national services division of Rainbow Media Holdings. The complaint alleges breaches by the individual defendants of fiduciary duties. The complaint also alleges breaches of contract and unjust enrichment by the Company. The complaint seeks monetary damages and such other relief as the court deems just and proper. On October 31, 2003, the Company and other defendants moved to stay the action in favor of the previously filed actions pending in Delaware or, in the alternative, to dismiss for failure to state a claim. On June 10, 2004, the court stayed the action on the basis of the previously filed action in Delaware. TRSL subsequently filed a motion to vacate the stay in the New York action, and simultaneously filed a motion to intervene in the Delaware action and to stay that action. The Company opposed both motions. On April 19, 2005, the court in the Delaware action denied the motion to stay the Delaware action and granted TRSL’s motion to intervene in that action. On June 22, 2005, the court in the New York action denied TRSL’s motion to vacate the stay in that action.

The Company believes the claims in both the Delaware action and the New York action are without merit and is contesting the lawsuits vigorously.

The Wiz Bankruptcy

TW, Inc. (“TW”), a former subsidiary of the Company and operator of The Wiz consumer retail electronics business, is the subject of a Chapter 11 bankruptcy proceeding in the U.S. Bankruptcy Court for the District of Delaware. In February 2005, TW filed a complaint in the bankruptcy proceeding seeking recovery of alleged preferential transfers in the aggregate amount of $193,457. Also in February 2005, the Official Committee of Unsecured Creditors of TW (the “Committee”) filed a motion seeking authority to assume the prosecution of TW’s alleged preference claims and to prosecute certain other causes of action. The bankruptcy court granted the Committee’s motion on or about March 10, 2005, thereby authorizing the Committee, on behalf of TW, to continue the preference suit and to assert other claims against the Company. On March 12, 2005, the Committee filed a complaint in the bankruptcy court against the Company, certain of its subsidiaries, and certain present and former officers and directors. The Committee filed an amended complaint on April 15, 2005, and served that complaint on or about April 28, 2005. The Committee’s amended complaint asserts preferential transfer claims allegedly totaling $193,858, breach of contract, promissory estoppel, and misrepresentation claims allegedly totaling $310,000, and fraudulent conveyance, breach of fiduciary duty, and other claims seeking unspecified damages. On June 30, 2005, the Company filed a motion to dismiss several of the claims in the amended complaint. On October 31, 2005, the bankruptcy court denied the motion to dismiss. The bankruptcy court’s ruling on the motion to dismiss allows the Committee to proceed with its claims against the Company. The Company believes that all the claims asserted by TW and the Committee are without merit and is contesting them vigorously.

Dolan Family Group Proposal and Special Dividend Litigation

In June and July 2005, a number of shareholder class action lawsuits were filed against the Company and its individual directors in the Delaware Chancery Court, the New York Supreme Court for Nassau County, and the U.S. District Court for the Eastern District of New York, relating to the Dolan family group proposal to acquire the outstanding, publicly held interests in the Company following a pro rata distribution of Rainbow Media Holdings. On October 24, 2005, the Company received a letter from the Dolan family group withdrawing its June 19, 2005 proposal and recommending the consideration of a special dividend. On November 17, 2005, the plaintiffs filed a consolidated amended complaint in the New York Supreme Court action to relate to the special dividend proposed by the Dolan family group. On February 9, 2006, the plaintiffs filed a second amended complaint adding allegations related to the December 19, 2005 announcement that the Board had decided not to proceed with the proposed special dividend, and the January 31, 2006 announcement that the Board was expected to begin reconsideration of a possible special dividend at its regularly scheduled meeting in March 2006. The amended complaint sought, among other things, to enjoin the payment of the special dividend proposed by the Dolan family group.

On December 28, 2005, a purported shareholder derivative complaint was filed in the U.S. District Court for the Eastern District of New York alleging that certain events during 2005, including those relating to the proposed special dividend, constitute breaches of fiduciary duty. The action was brought derivatively on behalf of Cablevision and names as defendants each member of the Board of Directors. The complaint seeks unspecified damages and contribution and indemnification by the defendants for any claims asserted against the Company as a result of the alleged breaches.

On March 27, 2006, the Company entered into a memorandum of understanding with respect to the settlement of the actions pending in the New York Supreme Court for Nassau County relating to a proposed special dividend. In connection with the proposed settlement, the Company’s Board of Directors appointed a special committee of independent directors and authorized and directed the special committee to evaluate the proposed special dividend and make a recommendation to the Board as to whether a dividend should be paid and, if so, in what amount. After receiving the results of the special committee’s evaluation, on April 7, 2006, the Company’s Board of Directors declared a special cash dividend of $10.00 per share on each outstanding share of its NY Group Class A Stock and NY Group Class B Stock. The dividend was paid on April 24, 2006 to holders of record at the close of business on April 18, 2006. The proposed settlement of these actions is subject to court approval. A hearing on the proposed settlement is currently expected in the third quarter of 2006.

The plaintiff in a patent infringement case pending in the U.S. District Court for the Eastern District of New York, Rates Technology Inc. v. Cablevision Systems Corp., has requested permission from the court to file a supplemental complaint alleging that the special dividend constitutes a fraudulent conveyance. The underlying patent infringement complaint, filed in July 2005, alleges that the Company’s Optimum Voice products infringe two patents owned by the plaintiff. The Company believes that the plaintiff’s patent infringement claims as well as its proposed fraudulent conveyance claims are without merit and intends to contest the lawsuit vigorously.

Director Litigation

Cablevision has been named as a nominal defendant in a purported shareholder derivative complaint filed in the Court of Chancery of the State of Delaware. The action is brought derivatively on behalf of Cablevision and names as additional defendants Charles F. Dolan, the Chairman of Cablevision, and Rand Araskog, Frank Biondi, John Malone and Leonard Tow, each of whom was appointed as a director on March 2, 2005 by Mr. Dolan and certain other holders of the Company’s Class B common stock. The complaint alleges that Charles F. Dolan, as the controlling Class B shareholder of Cablevision, by purporting to remove three Cablevision Board members (William J. Bell, Sheila Mahony and Steven Rattner) and replace them with the four new directors, wrongfully interfered with the Board’s role in managing the affairs of Cablevision and sought to substitute his judgment of how to proceed with the VOOM HD Networks of Cablevision’s Rainbow DBS subsidiary above that of the Board. The action seeks, among other things, to preliminarily and permanently enjoin Charles F. Dolan from interfering with the managerial prerogatives of Cablevision’s Board; rescinding the purported appointment of the new directors; rescinding the removal of Mr. Bell, Ms. Mahony and Mr. Rattner as directors and restoring them to their positions as directors and directing Charles F. Dolan to account to Cablevision for its damages.

Accounting Related Investigations

The improper expense recognition matter previously reported by the Company has been the subject of investigations by the Securities and Exchange Commission and the U.S. Attorney’s Office for the Eastern District of New York. The Securities and Exchange Commission is continuing to investigate the improper expense recognition matter and the Company’s timing of recognition of launch support, marketing and other payments under affiliation agreements.

NOTE 15.                                          DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s debt instruments are summarized as follows:

	March 31, 2006
	Carrying Amount	Estimated Fair Value
Debt instruments:
Bank debt	$5,094,000	$5,094,000
Collateralized indebtedness	1,044,652	1,043,597
Senior notes and debentures	4,493,059	4,531,166
Senior subordinated notes and debentures	746,719	821,325
Notes payable	7,995	7,991
	$11,386,425	$11,498,079

	December 31, 2005
	Carrying Amount	Estimated Fair Value
Debt instruments:
Bank debt	$1,851,500	$1,851,500
Collateralized indebtedness	1,170,126	1,171,731
Senior notes and debentures	4,492,760	4,453,636
Senior subordinated notes and debentures	746,621	819,982
Notes payable	15,905	15,778
	$8,276,912	$8,312,627

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 16.              SUBSEQUENT EVENTS

On April 7, 2006, the Board of Directors of Cablevision declared a special cash dividend of $10.00 per share on each outstanding share of its Cablevision NY Group Class A common stock and Cablevision NY Group Class B common stock. The dividend was paid on April 24, 2006 to holders of record at the close of business on April 18, 2006. The dividend was paid from the proceeds of a distribution of approximately $3,000,000 held in cash and cash equivalents as of March 31, 2006 from the Company to Cablevision. The Company’s distribution to Cablevision was funded from the proceeds of its term B facility which closed on March 29, 2006 (See Note 8). The dividend payment on all outstanding shares of Cablevision common stock amounted to approximately $2,834,649. In addition, Cablevision has set aside approximately $126,838 representing $10.00 for each outstanding restricted share and stock appreciation rights and options vested as of December 31, 2004, which will be paid when, and if, the restrictions lapse on each restricted share and when, and if, such stock appreciation rights and options are exercised.

In April 2006, CSC Holdings entered into several interest rate swap contracts in the notional amount of $3,700,000 to effectively fix borrowing rates on floating rate debt. As a result of these transactions, the interest rate paid on approximately 80% of the Company’s debt is fixed. The table below summarizes certain terms of the interest rate swap contracts entered into in April 2006:

Contract Term	Notional Amount	Weighted Average Fixed Rate Paid by the Company	Weighted Average Effective Floating Rate Received by the Company at Contract Date
2 years	$500,000	5.24%	5.10%
3 years	$600,000	5.25%	5.10%
4 years	$2,600,000	5.34%	5.04%

In April 2006, the Company increased the authorized common stock of the Company from 10,000,000 to 20,000,000 shares and issued 2,065,648 shares of its common stock to Cablevision in consideration of previous contributions of cash and assets by Cablevision to the Company. This will be accounted for as a reclassification of the associated par value of such shares ($21) from paid-in capital to common stock in the second quarter of 2006.

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

Telecommunications Services

Our Telecommunications Services segment derives revenues principally through monthly charges to subscribers of our video, high-speed data and voice services. These monthly charges include cable television programming, as well as, in many cases, equipment rental, pay-per-view and video-on-demand charges, high-speed data and voice services. Revenue increases are derived from rate increases, increases in the number of subscribers to these services, upgrades by video customers in the level of programming package to which they subscribe, and additional services sold to our existing subscribers. We also derive revenues from the sale of advertising time available to cable television systems. Revenues from advertising vary based upon the number and demographics of our subscribers who view the programming carried on our cable television systems.

Our cable television video services, which accounted for 46% of our consolidated revenues for the three months ended March 31, 2006, face competition from the direct broadcast satellite business. There are two major providers of DBS service in the United States, each with significantly higher numbers of subscribers than we have. We compete with these DBS competitors by “bundling” our service offerings with products that the DBS companies cannot efficiently provide at this time, such as high-speed data service and voice service carried over the cable distribution plant, as well as by providing interactive and “on demand” services that are currently unavailable to a DBS subscriber, such as interactive gaming and video-on-demand. As discussed in greater detail below, if and when telephone companies such as Verizon and AT&T, Inc. begin to provide video services on a broad scale in our service areas, they could also present a serious competitive challenge to our video services.

Our high-speed data services business, which accounted for 15% of our consolidated revenues for the three months ended March 31, 2006, faces competition from DSL providers. These providers have become increasingly aggressive in their pricing strategies in recent years, and customers may decide that a reduced price is more important to them than the superior speed that cable modems provide. In addition, with approximately 53% of our basic video subscribers now subscribing to our high-speed data service, opportunities to expand that base at the current pace may be limited. The recent gains in cable modem penetration may therefore not be indicative of the results we achieve in the future.

Our consumer voice offering, which accounted for approximately 5% of our consolidated revenues for the three months ended March 31, 2006, is competitive with incumbent offerings primarily on the basis of pricing, where unlimited United States, Canada and Puerto Rico long distance, regional and local calling, together with certain features for which the incumbent providers charge extra, are offered at one low price. To the extent the incumbents, who have financial resources that exceed ours, decide to meet our pricing and/or features or reduce their pricing, future growth and success of this business may be impaired. The regulatory framework for cable modem service and voice service is being developed and changes in how we are regulated, including increased regulation, may affect our competitive position.

The telephone companies continue to construct systems designed to provide video programming as well as voice and data services to residential customers in parts of our service area, and have announced plans for construction in additional parts. Verizon has obtained authorizations to provide video programming in several localities in our service area in New York, including certain larger municipalities, and has begun doing so in some areas. AT&T has announced its intent to provide video programming services in Connecticut and is seeking an exemption from the state’s cable franchise and other cable regulatory requirements. On May 5, 2006, the Connecticut Department of Public Utility Control issued a draft decision concluding that AT&T did not need to obtain a cable franchise before offering its video services throughout Connecticut. The existence of a new, broadly-deployed network with the capability of providing video, voice and data services, particularly one subject to a lesser regulatory burden, could present a significant competitive challenge to the Company.

Lightpath, our commercial telephone and commercial broadband business, which accounted for approximately 4% of our consolidated revenues for the three months ended March 31, 2006, operates in the most competitive business telecommunications market in the country and competes against the very largest telecommunications companies — both incumbent local exchange companies, other competitive local exchange companies and long distance companies. To the extent that dominant market leaders decide to reduce their prices, future success of the Company may be impaired. The trend in business communications has been shifting from a wired voice medium to a wireless, data medium. Should this trend accelerate dramatically, future growth of Lightpath may be negatively impacted.

Rainbow

In our Rainbow segment, which accounted for 15% of our consolidated revenues for the three months ended March 31, 2006, we earn revenues in two principal ways. First, we receive affiliate fee payments from operators of cable television systems and direct broadcast satellite operators. These revenues are generally on a per subscriber basis and earned under multi-year affiliation agreements with those companies. The specific affiliate fees we earn vary from operator to operator and also vary among our networks. The second principal source of revenues in this segment is from advertising. Under our agreements with cable and satellite operators, we have the right to sell a specific amount of advertising time on our programming networks. Our advertising revenues are more variable than affiliate fees  because most of our advertising is sold on a short-term basis, not under long-term contracts. Our advertising revenues also vary based upon the popularity of our programming as measured by rating services.

We seek to grow our revenues in the Rainbow segment by increasing the number of distributors that carry our services and the number of subscribers to cable systems and DBS services that receive our programming. We refer to this as our “penetration.”  AMC, which is widely distributed, has less ability to increase its penetration than newer, less penetrated services. In negotiating for increased carriage, we may be subject to requests by distributors to make upfront payments in exchange for additional subscribers or to waive or accept lower subscriber fees if certain numbers of additional subscribers are provided. We also may help fund the distributors’ efforts to market our channels or we may permit distributors to offer limited promotional periods without payment of subscriber fees. As we continue our efforts to add subscribers, our subscriber revenue may be negatively affected by subscriber acquisition fees, discounted subscriber fees and other payments; however, we believe that these transactions generate a positive return on investment over the contract period. We seek to increase our advertising revenues through intensified marketing and by airing an increased number of minutes of national advertising but, ultimately, the level of our advertising revenues is directly related to the overall distribution, penetration, and the popularity (including within desirable demographic groups) of our services as measured by rating services.

The principal goals in this segment are to increase our affiliation fee revenues and our advertising revenues by increasing distribution and penetration of our national services. To do this we must continue to contract for and produce high-quality, attractive programming. Our greatest challenge arises from the increasing concentration of subscribers in the hands of a few cable television operators and satellite providers. This increased concentration increases the power of those operators and providers, and could adversely affect our ability to increase the penetration of our services or even result in decreased penetration. In addition, this concentration gives those distributors greater leverage in negotiating the pricing and other terms of affiliation agreements. Moreover, as a result of this concentration the potential impact of a loss of any one of our major affiliate relationships would be more significant.

Madison Square Garden

Madison Square Garden (MSG), which accounted for 16% of our consolidated revenues for the three months ended March 31, 2006, consists of professional sports teams (principally the New York Knicks of the National Basketball Association (“NBA”) and the New York Rangers of the National Hockey League (“NHL”)), along with the Hartford Wolf Pack of the American Hockey League and the New York Liberty of the Women’s National Basketball Association, the MSG Networks sports programming business, and an entertainment business. It also operates the Madison Square Garden Arena, Radio City Music Hall, the Hartford Civic Center and Rentschler Field (sports and entertainment venues in Connecticut), and faces competitive challenges unique to these activities. We derive revenues in this segment primarily from the MSG Networks (see below), the sale of tickets, including luxury box rentals, to sporting and entertainment events, from rental rights fees paid to this segment by promoters that present events at our entertainment venues and the sports teams’ share of league-wide distributions of national television rights fees and royalties. We also derive revenue from the sale of advertising at our venues, from food, beverage and merchandise sales at our venues and from the licensing of our trademarks. MSG Networks derives its revenues from affiliate fees paid by cable television and satellite providers, sales of advertising, and from rights fees paid to this segment by broadcasters and programming services that telecast events of third party sports teams which are under contract with MSG Networks. This segment’s financial performance is related to the performance of all the teams presented and the attractiveness of its entertainment events.

Our sports teams’ financial success is dependent on their ability to generate advertising sales, paid attendance, luxury box rentals, and food, beverage and merchandise sales. To a large extent, the ability of the teams to build excitement among fans, and therefore produce higher revenue streams, depends on the teams’ winning performance, which generates regular season and playoff attendance and luxury box rentals, and which supports increases in prices charged for tickets, luxury box rentals, and advertising placement. Each team’s success is dependent on its ability to acquire highly competitive personnel. The governing bodies of the NBA and the NHL have the power and authority to take certain actions that they deem to be in the best interest of their respective leagues, which may not necessarily be consistent with maximizing the professional sports teams’ results of operations.

The success of our MSG Networks sports programming business is affected by our ability to secure desired programming of professional sports teams, in addition to our proprietary programming. The continued carriage and success of the teams that are telecast by us will impact our revenues from distribution and from the rates charged for affiliation and advertising, as well as the ability to attract advertisers. In the second quarter of 2004, the New York Mets gave notice of termination of its broadcast rights agreement with MSG Networks. The termination of the rights agreement was effective after the end of the 2005 baseball season. Although the termination of the rights agreement will have a negative impact on Madison Square Garden’s 2006 revenue, we do not believe that it will have a significant impact on Madison Square Garden’s 2006 results of operations.

Our entertainment business is largely dependent on the continued success of our Radio City Christmas Spectacular and our touring Christmas shows, as well as the availability of, and our venues’ ability to attract, concerts, family shows and events.

The dependence of this segment’s revenues on its sports teams and Christmas shows make it seasonal with a disproportionate share of its revenues and operating income being derived in the fourth quarter of each year.

Certain Transactions

The following transactions impact the periods covered by this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2005 Transactions.   In April 2005, the Company and News Corporation restructured the Regional Programming Partnership. As a result, the Company now owns 100% of Madison Square Garden and no longer owns interests in Fox Sports Net Ohio, Fox Sports Net Florida, National Sports Partners or National Advertising Partners. The Company also owns 100% of Fox Sports Net Chicago as well as 50% of Fox Sports Net New England and continues to own 60% of Fox Sports Net Bay Area.

The operating results of the Fox Sports Net Ohio and Fox Sports Net Florida businesses and those of the Rainbow DBS distribution business which was shut down in April 2005 have been reported in discontinued operations in the Company’s consolidated statements of operations for all periods presented.

In April 2005, subsidiaries of the Company entered into agreements with EchoStar relating to the launch and operation of the business of Rainbow HD Holdings LLC, the Company’s VOOM HD Networks high definition television programming service, subject to the closing of the sale of our satellite (Rainbow 1) to EchoStar which occurred in November 2005. Under those arrangements, EchoStar was initially distributed a portion of the VOOM HD Networks programming service and, beginning in 2006 began carrying all 15 of the channels (10 were available at December 31, 2005) included in the programming service. In connection with the arrangements, EchoStar was issued a 20% interest in Rainbow HD Holdings, the Company’s subsidiary owning the VOOM HD Networks, and that 20% interest will not be diluted until $500 million in cash has been invested in Rainbow HD Holdings’ equity by the Company.

Under the terms of the affiliation arrangements with EchoStar covering the VOOM HD Networks for a 15 year term, if Rainbow HD Holdings fails to spend $100 million per year, up to a maximum of $500 million in the aggregate (which $100 million annual amount may be reduced to no less than $38 million per year, to the extent there is a permanent reduction in the number of channels on the service) on its service offerings, EchoStar may terminate the affiliation agreement. The Company has the right to terminate the affiliation agreement if the VOOM HD Networks are discontinued in the future.

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA

	Three Months Ended March 31,
	2006		2005
	Amount	% of Net Revenues	Amount	% of Net Revenues	(Increase) Decrease in Net Loss
		(dollars in thousands)
Revenues, net	$1,409,272	100%	$1,213,198	100%	$196,074
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	670,347	48	554,474	46	(115,873)
Selling, general and administrative	359,212	25	319,892	26	(39,320)
Restructuring charges (credits)	(685)	—	606	—	1,291
Depreciation and amortization (including impairments)	277,331	20	263,327	22	(14,004)
Operating income	103,067	7	74,899	6	28,168
Other income (expense):
Interest expense, net	(187,235)	(13)	(187,064)	(15)	(171)
Equity in net income (loss) of affiliates	1,403	—	(2,020)	—	3,423
Write-off of deferred financing costs	(4,587)	—	—	—	(4,587)
Gain (loss) on investments, net	7,238	1	(11,141)	(1)	18,379
Loss on derivative contracts, net	(6,780)	—	(1,632)	—	(5,148)
Minority interests	(1,337)	—	2,001	—	(3,338)
Miscellaneous, net	185	—	134	—	51
Loss from continuing operations before income taxes	(88,046)	(6)	(124,823)	(10)	36,777
Income tax benefit	32,148	2	35,934	3	(3,786)
Loss from continuing operations	(55,898)	(4)	(88,889)	(7)	32,991
Income (loss) from discontinued operations, net of taxes	(2,172)	—	(30,046)	(2)	27,874
Loss before cumulative effect of a change in accounting	(58,070)	(4)	(118,935)	(10)	60,865
Cumulative effect of a change in accounting, net of taxes	(862)	—	—	—	(862)
Net loss	$(58,932)	(4)%	$(118,935)	(10)%	$60,003

Comparison of Three Months Ended March 31, 2006 Versus Three Months Ended March 31, 2005

Consolidated Results — Cablevision Systems Corporation

The Company classifies its business interests into three segments:

•                  Telecommunications Services, consisting principally of our video, high-speed data, Voice over Internet Protocol (“VoIP”) and our commercial data and voice services operations of our Cablevision Lightpath subsidiary;

•                  Rainbow, consisting principally of interests in national and regional cable television programming networks, including AMC, The Independent Film Channel, WE: Women’s Entertainment, fuse and the VOOM HD Networks; and

•                  Madison Square Garden, which owns and operates professional sports teams, regional cable television networks and an entertainment business.

The Company allocates certain costs to each segment based upon their proportionate estimated usage of services. The financial information for the segments does not include inter-segment eliminations.

The individual line items discussed below do not reflect intersegment eliminations unless specifically indicated. See “Business Segments Results” for a more detailed discussion relating to the operating results of our segments.

Revenues, net for the three months ended March 31, 2006 increased $196.1 million (16%) as compared to revenues for the same period in the prior year. The net increase is attributable to the following:

(dollars in millions)
Increase in revenue from high-speed data and VoIP services	$84.4
Increase in recurring revenue from cable television services	45.6
Increase in Madison Square Garden’s revenue	44.3
Increase in AMC, IFC and WE revenues	10.5
Increase in revenues from video-on-demand, subscription video-on-demand and pay-per-view services	5.9
Decrease in revenue in the other Rainbow programming services	(4.7)
Other net increases, net of intersegment eliminations	10.1
$196.1

Technical and operating expenses (excluding depreciation, amortization and impairments) include primarily:

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

•                  interconnection, call completion and circuit fees relating to our telephone and VoIP businesses, which represent the transport and termination of calls with other telecommunications carriers.

Technical and operating expenses for the three months ended March 31, 2006 increased $115.9 million (21%) compared to the same period in 2005. The net increase is attributable to the following:

(dollars in millions)
Increase in Madison Square Garden’s expenses	$38.6
Increase in programming costs of the Telecommunications Services segment	28.5
Increase in field service and network related costs of the Telecommunications Services segment	19.8
Increase in the Rainbow segment’s contractual rights, programming and production costs	12.5
Increase in call completion and interconnection costs related to the VoIP business	7.3
Other net increases, net of intersegment eliminations	9.2
$115.9

As a percentage of revenues, technical and operating expenses increased 2% during the three months ended March 31, 2006 as compared to the same period in 2005.

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs and costs of customer call centers. Selling, general and administrative expenses increased $39.3 million (12%) for the three months ended March 31, 2006, as compared to the same period in 2005. The net increase is attributable to the following:

(dollars in millions)
Increase in sales and marketing costs	$13.9
Increase in customer related costs of the Telecommunications Services segment	11.8
Higher expenses relating to a long-term incentive plan	7.3
Increase in other general and administrative costs	4.0
Increase in stock plan expenses (includes the effects of adopting Statement No. 123R)	1.9
Other net increases, net of intersegment eliminations	0.4
$39.3

As a percentage of revenues, selling, general and administrative expenses decreased 1% for the three months ended March 31, 2006 as compared to the same period in 2005.

Depreciation and amortization expense (including impairments) increased $14.0 million (5%) for the three months ended March 31, 2006 as compared to the same period in 2005. $15.2 million of the increase resulted primarily from depreciation of new fixed assets, partially offset by a net decrease of $1.2 million in amortization expense.

Net interest expense increased $0.2 million during the three months ended March 31, 2006 as compared to the same period in 2005. The net increase is attributable to the following:

(dollars in millions)
Increase due to higher average interest rates	$8.4
Decrease due to lower average debt balances	(6.9)
Higher interest income	(2.1)
Other net increases	0.8
$0.2

Equity in net income (loss) of affiliates amounted to $1.4 million for the three months ended March 31, 2006 compared to $(2.0) million for the same period in 2005. Such amounts consist of the Company’s share of the net income or loss of certain businesses in which the Company has varying minority equity method ownership interests.

Write-off of deferred financing costs of $4.6 million in the three months ended March 31, 2006 consisted of costs written off in connection with the refinancing of certain of CSC Holdings’ credit agreements.

Gain (loss) on investments, net for the three months ended March 31, 2006 of $7.2 million and $(11.1) million for the three months ended March 31, 2005 consists primarily of the net increase or decrease in the fair value of Charter Communications, Adelphia Communications, AT&T, Comcast, General Electric, and Leapfrog common stock.

Gain (loss) on derivative contracts, net for the three months ended March 31, 2006 and 2005 consists of the following:

	Three Months Ended March 31,
	2006	2005
	(dollars in millions)
Unrealized and realized net gain due to the change in fair value of the Company’s prepaid forward contracts relating to the AT&T, Comcast, Charter Communications, General Electric, Leapfrog and Adelphia Communications common stock	$1.2	$10.8
Unrealized and realized net loss on interest rate swap contracts	(8.0)	(12.4)
	$(6.8)	$(1.6)

Minority interests represent other parties’ share of the net income (loss) of entities which are not entirely owned by us, but which are consolidated in our financial statements. For the three months ended March 31, 2006 and 2005 minority interests consist of the following:

	Three Months Ended March 31,
	2006	2005
	(dollars in millions)
News Corporation’s 40% share of the net income of Fox Sports Net Bay Area	$(1.1)	$—
News Corporation’s 40% share of the net loss of Regional Programming Partners	—	2.6
Other	(0.2)	(0.6)
	$(1.3)	$2.0

Income tax benefit attributable to continuing operations of $32.1 million for the three months ended March 31, 2006 resulted primarily from the pretax loss, a decrease in the valuation allowance of $7.1 million relating to certain state net operating loss carry forwards and state taxes, partially offset by the impact of non-deductible expenses. Income tax benefit attributable to continuing operations of $35.9 million for the three months ended March 31, 2005 resulted primarily from the pretax loss and state taxes, partially offset by the impact of non-deductible expenses and an increase to the valuation allowance of $4.0 million relating to certain state net operating loss carry forwards.

Income (loss) from discontinued operations, net of taxes for the three months ended March 31, 2006 and 2005 reflects the following items associated with assets held for sale:

	Three Months Ended March 31,
	2006	2005
	(dollars in millions)
Net operating results of the Rainbow DBS distribution business, net of taxes	$(2.2)	$(36.7)
Net operating results of Fox Sports Net Ohio and Fox Sports Net Florida, net of taxes	—	6.7
	$(2.2)	$(30.0)

Business Segments Results - Cablevision Systems Corporation

Telecommunications Services

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to net revenues for the Company’s Telecommunications Services segment.

	Three Months Ended March 31,
	2006		2005
	Amount	% of Net Revenues	Amount	% of Net Revenues	Increase (Decrease) in Operating Income
	(dollars in thousands)
Revenues, net	$993,283	100%	$851,146	100%	$142,137
Technical and operating expenses (excluding depreciation and amortization)	419,168	42	359,412	42	(59,756)
Selling, general and administrative expenses	200,290	20	173,053	20	(27,237)
Restructuring charges	—	—	1,122	—	1,122
Depreciation and amortization	222,728	22	205,818	24	(16,910)
Operating income	$151,097	15%	$111,741	13%	$39,356

Revenues, net for the three months ended March 31, 2006 increased $142.1 million (17%) as compared to revenues for the same period in the prior year. The net increase is attributable to the following:

(dollars in millions)
Increase in revenue from high-speed data and VoIP services	$84.4
Increase in recurring revenue from cable television services	45.6
Increase in revenue from video-on-demand, subscription video-on-demand and pay-per-view services	5.9
Other net increases	6.2
$142.1

Revenue increases set forth above are primarily derived from increases in the number of subscribers to these services, upgrades by video customers in the level of the programming package to which they subscribe, additional services sold to our existing subscribers and general increases in rates, offset in part by offer discounts and other rate changes. High-speed data and voice services subscribers increased to approximately 1.8 million and 0.9 million at March 31, 2006 as compared to 1.4 million and 0.4 million at March 31, 2005, respectively. Average monthly revenue per basic video subscriber increased to $104.24 for the first quarter of 2006 as compared to $91.18 for the first quarter of 2005.

Technical and operating expenses (excluding depreciation and amortization) for the three months ended March 31, 2006 increased $59.8 million (17%) compared to the same period in 2005. The net increase is attributable to the following:

(dollars in millions)
Increase in programming costs (including costs of on-demand services) primarily due to increased subscribers	$28.5
Increase in field service and network related costs primarily due to growth in revenue generating units	19.8
Increase in call completion and interconnection costs related to the VoIP business	7.3
Other net increases	4.2
$59.8

As a percentage of revenues, technical and operating expenses remained constant for the three months ended March 31, 2006 as compared to the same period in 2005.

Selling, general and administrative expenses increased $27.2 million (16%) for the three months ended March 31, 2006 as compared to the same period in 2005. The net increase is attributable to the following:

(dollars in millions)
Increase in customer related costs primarily due to increased subscribers	$11.8
Increase in sales and marketing costs	8.2
Increase in expenses relating to a long-term incentive plan	2.8
Other general and administrative cost increases	2.1
Increase in stock plan expenses (includes the effects of adopting Statement No. 123R)	1.1
Other net increases, net of intra-segment eliminations	1.2
$27.2

As a percentage of revenues, selling, general and administrative expenses remained constant for the three months ended March 31, 2006 as compared to the same period in 2005.

Restructuring charges amounted to $1.1 million for the three months ended March 31, 2005. The restructuring amounts were comprised primarily of expenses associated with the elimination of positions, including severance and outplacement costs.

Depreciation and amortization expense increased $16.9 million (8%) for the three months ended March 31, 2006 as compared to the same period in 2005. The increase resulted primarily from depreciation of new fixed assets, primarily subscriber devices, partially offset by lower amortization expense.

Rainbow

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to net revenues for the Rainbow segment.

	Three Months Ended March 31,
					Increase
	2006		2005		(Decrease) in
		% of Net		% of Net	Operating
	Amount	Revenues	Amount	Revenues	Income
	(dollars in thousands)

Revenues, net	$206,331	100%	$200,479	100%	$5,852
Technical and operating expenses (excluding depreciation and amortization, shown below)	92,853	45	80,384	40	(12,469)
Selling, general and administrative expenses	92,023	45	85,998	43	(6,025)
Depreciation and amortization	26,422	13	29,392	15	2,970
Operating income (loss)	$(4,967)	(2)%	$4,705	2%	$(9,672)

Revenues, net for the three months ended March 31, 2006 increased $5.9 million (3%) as compared to revenues for the same period in 2005. Approximately $9.2 million of the increase was due to higher advertising revenue and approximately $6.7 million of the increase related to affiliate and other revenue increases resulting from an increase in programming network subscribers and rate increases. Partially offsetting these increases was a $10.0 million decrease attributable to the MetroChannel business, which shut down two of its three channels in the second quarter of 2005. Our advertising revenue as a percentage of total revenue has increased in the 2006 period as compared to the 2005 period and we expect this trend to continue.

Technical and operating expenses (excluding depreciation and amortization) for the three months ended March 31, 2006 increased $12.5 million (16%) compared to the same period in 2005. Approximately $8.5 million of the increase resulted from higher contractual and programming costs at the AMC/WE Networks which resulted from increased spending on licensed films and original productions. A net increase of $4.0 million resulted from higher programming and contractual costs at other Rainbow businesses, partially offset by a decrease resulting from the MetroChannel business, which shut down two of its three channels in the second quarter of 2005. As a percentage of revenues, technical and operating expenses increased 5% during the 2006 period as compared to the 2005 period.

Selling, general and administrative expenses increased $6.0 million (7%) for the three months ended March 31, 2006 as compared to the same period in 2005. The net increase for the three months ended March 31, 2006 consisted of an increase of $5.7 million from higher selling, marketing and advertising costs primarily related to the marketing and promotion of original productions and licensed content, an increase of $1.9 million in charges related to a long-term incentive plan and an increase of $0.2 million related to stock plan charges (includes the effects of adopting Statement No. 123R), partially offset by a decrease of $1.8 million from lower administrative costs. As a percentage of revenues, selling, general and administrative expenses increased 2% for the three months ended March 31, 2006 compared to the same period in 2005.

Depreciation and amortization expense decreased $3.0 million (10%) for the three months ended March 31, 2006 as compared to the same period in 2005. A decrease of approximately $1.9 million was primarily attributable to the MetroChannel business, which shut down two of its three channels in the second quarter of 2005. In addition, a decrease of approximately $1.2 million was primarily due to the transfer of certain intangibles to another operating segment in the second quarter of 2005 and a decrease of $0.6 million resulted from the impairment in the first quarter of 2005 of certain intangibles. Partially offsetting these decreases is an increase of approximately $0.7 million resulting primarily from depreciation of new fixed assets.

Madison Square Garden

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for Madison Square Garden.

	Three Months Ended March 31,
					(Increase)
	2006		2005		Decrease in
		% of Net		% of Net	Operating
	Amount	Revenues	Amount	Revenues	Loss
	(dollars in thousands)

Revenues, net	$223,842	100%	$179,493	100%	$44,349
Technical and operating expenses (excluding depreciation and amortization)	173,463	77	134,877	75	(38,586)
Selling, general and administrative expenses	46,667	21	43,459	24	(3,208)
Restructuring charges	—	—	366	—	366
Depreciation and amortization	16,073	7	12,706	7	(3,367)
Operating loss	$(12,361)	(6)%	$(11,915)	(7)%	$(446)

Revenues, net for the three months ended March 31, 2006 increased $44.3 million (25%) as compared to revenues for the comparable period in 2005. This net increase is attributable primarily to the following:

(dollars in millions)
Return of National Hockey League games after the cancellation of the 2004-2005 season	$37.1
Higher MSG Networks affiliate fees (excluding the impact of the cancellation of the NHL 2004-2005 season)	12.2
Lower sublicense fees resulting from loss of Mets broadcast rights agreement	(3.4)
Other net decreases	(1.6)
$44.3

Technical and operating expenses for the three months ended March 31, 2006 increased $38.6 million (29%) over the same 2005 period. This net increase is attributable to the following:

(dollars in millions)
Return of National Hockey League games after the cancellation of the 2004-2005 season	$38.4
Higher net provision for National Basketball Association’s luxury tax	15.3
Lower net provisions for certain team personnel transactions (excluding the impact of purchase accounting liabilities and luxury tax)	(11.6)
Amortization of team related purchase accounting liabilities (see below)	(5.7)
Higher other Knicks operating expenses, primarily team personnel compensation	10.2
Lower broadcast rights fees expense for MSG Networks, primarily due to the termination of the Mets broadcast rights agreement, which was effective after the end of the 2005 baseball season	(11.4)
Other net increases	3.4
$38.6

The purchase accounting liabilities discussed above were established in April 2005 as a result of the Company’s acquisition of the minority interest in Madison Square Garden. Following this transaction the Company began to amortize these purchase accounting liabilities over the period of the respective player contracts.

Selling, general and administrative expenses for the three months ended March 31, 2006 increased $3.2 million (7%) as compared to the 2005 level primarily due to an increase in expenses related to long-term incentive and employee stock plans, including the impact of the adoption of Statement No. 123R.

Restructuring charges of $0.4 million for the three months ended March 31, 2005 represent severance costs associated with the elimination of certain staff positions.

Depreciation and amortization expense for the three months ended March 31, 2006 increased $3.4 million (27%) as compared to the same period in 2005 due primarily to higher amortization expense for certain intangible assets recorded in April 2005 as a result of the Company’s acquisition of the minority interest in Madison Square Garden.

Discontinued Operations

The operating results of Fox Sports Net Ohio, Fox Sports Net Florida and the Rainbow DBS distribution business have been classified as discontinued operations for all periods presented. Loss from discontinued operations, net of taxes, for the three months ended March 31, 2006 amounted to $2.2 million and related to the Rainbow DBS distribution business. The loss from discontinued operations, net of taxes, for the three months ended March 31, 2005 amounted to $30.0 million and related to Fox Sports Net Ohio, Fox Sports Net Florida and the Rainbow DBS distribution business.

CASH FLOW DISCUSSION

Operating Activities

Net cash provided by operating activities amounted to $166.9 million for the three months ended March 2006 compared to $194.6 million for the three months ended March 31, 2005. The 2006 cash provided by operating activities resulted from $221.4 million of income before depreciation and amortization, $22.3 million of non-cash items and $36.5 million from a decrease in current and other assets. Partially offsetting these increases were decreases in cash resulting from a $55.1 million decrease in deferred revenue, a $34.5 million increase in feature film inventory resulting from new film licensing agreements and a $23.7 million decrease in accounts payable and accrued and other liabilities.

The 2005 cash provided by operating activities of $194.6 million resulted primarily from $192.7 million of income before depreciation and amortization and non-cash items, a $16.7 million increase in accounts payable, and a $20.3 million decrease in current and other assets. Partially offsetting these increases were decreases in cash resulting from a $17.1 million decrease in feature film rights payable, a $16.3 million increase in feature film inventory resulting from new film licensing agreements and a $1.7 million decrease in accrued and other liabilities.

The $27.7 million decrease in net cash provided by operating activities in Q1 2006, as compared to the prior year period, reflects an increase in income before depreciation and amortization and other non-cash items of $51.0 million, offset by a decrease of $78.7 million in working capital, resulting primarily from the timing of the payment of certain programming and payroll related expenses and the timing of the amortization of deferred revenue relating to certain MSG concerts.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2006 was $269.9 million compared to $182.9 million for the three months ended March 31, 2005. The 2006 investing activities consisted primarily of $272.4 million of capital expenditures, partially offset by other net cash receipts aggregating $2.5 million.

Net cash used in investing activities for the three months ended March 31, 2005 consisted primarily of $173.2 million of capital expenditures, and other net cash payments aggregating $9.7 million.

Financing Activities

Net cash provided by financing activities amounted to $3,193.8 million for the three months ended March 31, 2006 compared to $27.7 million for the three months ended March 31, 2005. In 2006, the Company’s financing activities consisted primarily of net proceeds of bank debt of $3,242.5 million, partially offset by $40.5 million in deferred financing costs and other net cash payments of $8.2 million.

In 2005, the Company’s financing activities consisted primarily of net proceeds from bank debt of $17.3 million and other net cash receipts of $10.4 million.

Discontinued Operations

The net effect of discontinued operations on cash and cash equivalents amounted to a $3.5 million inflow for the three months ended March 31, 2006 compared to a $57.4 million outflow for the three months ended March 31, 2005.

Operating Activities

Net cash used by operating activities of discontinued operations amounted to $0.4 million for the three months ended March 31, 2006 compared to net cash used by operating activities of discontinued operations of $33.5 million for the three months ended March 31, 2005. The 2006 cash used by operating activities resulted primarily from a net loss of $0.4 million before depreciation and amortization and non-cash items. The 2005 cash used by operating activities resulted primarily from a loss of $26.4 million before depreciation and amortization and non-cash items and a net change in assets and liabilities of $7.1 million.

Investing Activities

Net cash provided by investing activities of discontinued operations for the three months ended March 31, 2006 was $3.9 million compared to net cash used by operating activities of discontinued operations of $10.3 million for the three months ended March 31, 2005. The 2006 investing activities consisted of a $3.9 million refund from a supplier. The 2005 investing activities consisted of $10.3 million of capital expenditures.

The net decrease in cash classified as assets held for sale was $13.6 million for the three months ended March 31, 2005.

Liquidity and Capital Resources

Cablevision has no operations independent of its subsidiaries. Our outstanding securities consist of Cablevision NY Group Class A and Cablevision NY Group Class B common stock and $1.5 billion in debt securities. Funding for the debt service requirements of our debt securities is provided by our subsidiary operations, as permitted by the covenants governing subsidiary credit agreements and public debt securities. Funding for our subsidiaries is generally provided by cash flow from operations, cash on hand, and bank credit facilities made available to the Restricted Group (as later defined) and to Rainbow National Services. The Company has also accessed the public debt markets for significant amounts of capital over the last several years and may do so from time to time.

The following table summarizes our outstanding debt and present value of capital leases as well as interest expense and capital expenditures as of and for the three months ended March 31, 2006:

	Cablevision	Restricted Group	Rainbow National Services	Other Entities	Total
	(dollars in thousands)
Bank debt	$—	$4,500,000	$594,000	$—	$5,094,000
Capital leases	—	1,009	12,886	55,468	69,363
Notes payable	—	7,995	—	—	7,995
Senior notes and debentures	1,500,000	4,194,785	298,274	—	5,993,059
Senior subordinated debentures	—	250,000	496,719	—	746,719
Collateralized indebtedness relating to stock monetizations	—	—	—	1,044,652	1,044,652
Total debt	$1,500,000	$8,953,789	$1,401,879	$1,100,120	$12,955,788
Interest expense	$32,087	$114,122	$32,086	$14,840	$193,135
Capital expenditures	$—	$265,303	$152	$6,941	$272,396

Total amounts payable by the Company under the new credit facilities entered into during the three months ended March 31, 2006 are as follows:

Year ended December 31,
2006	$26,250
2007	85,000
2008	85,000
2009	285,000
2010	285,000
Thereafter	3,733,750

Restricted Group

As of March 31, 2006, CSC Holdings and those of its subsidiaries which conduct our cable television video operations (including approximately 3.1 million basic video subscribers and 2.1 million digital video subscribers) and high-speed data service (which encompassed approximately 1.8 million subscribers) and our residential voice services operations (which encompasses approximately 865,300 subscribers) as well as our commercial telephone and high-speed data service throughout the New York metropolitan area comprise the “Restricted Group” since they are subject to the covenants and restrictions of the credit facility and the indentures governing the notes and debentures securities issued by CSC Holdings. In addition, the Restricted Group is also subject to the covenants of the debt issued by Cablevision.

Sources of cash for the Restricted Group include primarily cash flow from the operations of the businesses in the Restricted Group, borrowings under its bank credit agreement and issuance of notes and debentures in the capital markets and from time to time, distributions or loans from its subsidiaries. The Restricted Group’s principal uses of cash (excluding the cash used to pay the special dividend discussed below) include capital spending, in particular the capital requirements associated with the growth of its services such as digital video, high-speed data and voice; debt service, including distributions made to Cablevision to service interest expense on its debt securities; other corporate expenses and changes in working capital; and investments that it funds from time to time, including investments to fund certain Rainbow programming operations.

On February 24, 2006, the Restricted Group entered into a new $2.4 billion credit facility with a group of banks consisting of three components: a $1.0 billion revolver that is undrawn, a $1.0 billion term A-1 facility and a $400 million term A-2 facility that has since been refinanced and repaid in full, as described below. Approximately $1.3 billion of the $1.4 billion proceeds received from the term loans under the new credit facility was used to repay the outstanding borrowings and accrued interest under the prior Restricted Group credit facility that was scheduled to mature in June 2006, and fees and expenses. On March 29, 2006, the Restricted Group entered into a new $3.5 billion term B facility, of which approximately $400 million of the proceeds was used to prepay the outstanding borrowings of the term A-2 facility, including accrued interest, and fees and expenses. The balance of the outstanding term B facility borrowings was invested in short-term AAA rated funds pending approval of the proposed special dividend by the Board of Directors, and distributed to Cablevision on April 24, 2006 after the special dividend was approved by the Board of Directors (see “Recent Events”). We currently expect that the net funding and investment requirements of the Restricted Group will be met with cash generated by operating activities and borrowings under the Restricted Group’s new bank credit facility and that the Restricted Group’s available borrowing capacity under that facility will be sufficient to meet these requirements for the next 12 months.

The three components of the new Restricted Group credit facility, the undrawn $1.0 billion revolver, the $1.0 billion term A-1 facility and the $3.5 billion term B facility, are direct obligations of CSC Holdings, guaranteed by most Restricted Group subsidiaries and secured by the pledge of the stock of most Restricted Group subsidiaries. The revolving credit facility and the term A-1 loan have a six year maturity and the term B loan has a seven year maturity. The revolver has no required interim repayments, the $1.0 billion term A-1 loan requires quarterly repayments aggregating 0% in year one, 5% in each of years two and three, 25% in each of years four and five, and 40% in the final year and the $3.5 billion term B loan is subject to quarterly repayments totaling 1% in each of years one through six and 94% in the final year. The weighted average interest rate on borrowings under the term A-1 loan facility as of March 31, 2006 was 6.14%. The interest rate on the borrowings under the $3.5 billion term B facility is the Eurodollar Rate (as defined) plus 1.75% or prime rate plus .75%, at the Company’s election.  On April 3, 2006, the interest rate on the term B loan borrowings converted to the Eurodollar Rate plus 1.75%, which approximated 6.7%.

The principal financial covenants, which are not identical for the revolving credit facility and the term A-1 loan, on the one hand, and the term B loan, on the other, include (i) under the revolving credit facility and the term A-1 loan, maximum total leverage of 7.50 to 1 with subsequent stepdowns over the life of the revolving credit facility and the term A-1 facility until reaching 4.50 to 1 for periods beginning on and after January 1, 2010, (ii) under the revolving credit facility and the term A-1 loan, maximum senior secured leverage of 4.00 to 1 cash flow through December 31, 2006 with annual stepdowns thereafter over the life of the revolving credit facility and the term A-1 facility until reaching 3.00 to 1 for periods beginning on and after January 1, 2010, (iii) under the revolving credit facility and the term A-1 loan, minimum ratios for cash flow to interest expense of 1.75 to 1 initially, increasing to 2.00 to 1 on and after July 1, 2007, and (iv) under the revolving credit facility and the term A-1 loan, a minimum ratio of cash flow less cash taxes to total debt expense (defined to include interest expense, certain payments of principal and dividends paid by CSC Holdings to Cablevision to permit Cablevision to pay interest and certain principal payments on its debt) of 1.50 to 1. These covenants and restrictions on the permitted use of borrowed funds in the revolving credit facility may limit our ability to utilize all of the undrawn revolver funds. Additional covenants include limitations on liens and the issuance of additional debt. Under the term B loan, we are limited in our ability to incur additional indebtedness based on a maximum ratio of total indebtedness to cash flow (as defined in the term B facility) of 7.50 to 1 with subsequent stepdowns over the life of the term B facility until reaching 5.00 to 1 for periods beginning on and after January 1, 2010 and a maximum senior secured leverage ratio of 4.50 times cash flow (as defined in the term B facility).

Under the revolving credit facility and the term A-1 loan, there are generally no restrictions on investments that the Restricted Group may make, provided it is not in default. Under the term B facility, there also are generally no restrictions on investments that the Restricted Group may make provided it is not in default; however, CSC Holdings must also remain in compliance with the maximum ratio of total indebtedness to cash flow and the maximum senior secured leverage ratio. The Restricted Group can make distributions or other restricted payments so long as CSC Holdings is not in default but there is a limitation (initially $200 million, subject to increase to reflect capital contributions or issuance of equity interests) on restricted payments during any period when the cash flow leverage ratio is greater than 6.75 to 1 (6.0 to 1 after September 30, 2006). The $200 million limitation does not apply to restricted payments by CSC Holdings to Cablevision to be used by Cablevision to make scheduled payments of principal or interest on its indebtedness. Our ability to make restricted payments is also limited by provisions in the indentures covering our notes and debentures.

CSC Holdings, a member of the Restricted Group, has issued senior and senior subordinated notes and debentures, which also contain financial and other covenants, though they are generally less restrictive than the covenants contained in the Restricted Group’s bank credit facility. Principal covenants include a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow (as defined in the indentures) of 9 to 1 and limitations on dividends and distributions. The indentures governing the Cablevision note and debenture issuances contain similar covenants and restrictions, including a limitation on additional debt incurrence based on a 9 to 1 debt to cash flow ratio. There are no covenants, events of default, borrowing conditions or other terms in the Restricted Group’s credit facility or in any of CSC Holdings’ or Cablevision’s other debt securities that are based on changes in the credit ratings assigned by any rating agency. The Restricted Group was in compliance with all of its financial covenants as of March 31, 2006.

Cablevision’s and CSC Holdings’ future access to the debt markets and the cost of any future debt issuances are also influenced by their credit ratings, which are provided by Moody’s Investors Service and Standard & Poor’s. In February 2006, Standard and Poor’s and Moody’s Investors Service announced the ratings on the new $2.4 billion credit facility. Standard & Poor’s rated the new credit facilities at BB, upgraded the Company’s corporate credit rating to BB from BB- and upgraded all ratings for Cablevision one notch except the unsecured debt at CSC Holdings. In March 2006, Standard & Poor’s assigned a BB rating to CSC Holdings’ $3.5 billion senior secured term B loan and affirmed the Company’s other ratings noted above. Moody’s had assigned a rating in February 2006 of Ba3 on the new $2.4 billion credit facility and left unchanged the Company’s other ratings. In March 2006, Moody’s assigned a Ba3 rating to CSC Holdings’ new $3.5 billion senior secured term B loan and affirmed the B1 corporate family rating. Any future downgrade to the Cablevision and/or CSC Holdings credit ratings by either rating agency could increase the interest rate on future debt issuances and could adversely impact their ability to raise additional funds.

Rainbow National Services

Rainbow National Services LLC (“RNS”), our wholly-owned subsidiary which owns the common equity interests in the Company’s AMC, WE: Women’s Entertainment and IFC programming operations, generated positive cash from operations in 2005 and the first quarter of 2006. Its cash, plus proceeds from borrowings available to it, may provide funding to other Rainbow developing programming services, including the VOOM HD Networks, subject to the applicable covenants and limitations contained in RNS’ financing agreements. We currently expect that the net funding and investment requirements of these other Rainbow programming entities will be funded by distributions from RNS.

The RNS credit facility is a $950 million senior secured credit facility, comprised of a $600 million term loan and a $350 million revolving credit facility secured by the assets and common equity interests of AMC, WE: Women’s Entertainment and IFC, guaranteed by Rainbow Programming Holdings, RNS’ direct parent and all of the other direct and indirect subsidiaries of RNS. Outstanding borrowings under the term loan were $594.0 million as of April 26, 2006, with $350 million in undrawn revolver commitments. Our ability to use the undrawn funds may be limited by covenants and restrictions on the permitted use of borrowed funds. RNS was in compliance with all of its financial covenants as of March 31, 2006.

RNS’ future access to the debt markets and the cost of any future debt issuances are also influenced by its credit ratings, which are provided by Moody’s Investors Service and Standard and Poor’s. On February 27, 2006, Standard and Poor’s announced that RNS’s corporate credit rating was changed to BB from BB-, the senior secured bank loan rating to BB+ from BB and the senior and senior subordinated unsecured debt to B+ from B. The ratings outlook was changed to stable from developing. Moody’s ratings are B1 for the corporate family rating, Ba3 for the senior secured bank loan, B2 for the senior unsecured debt and B3 for the senior subordinated debt and the ratings outlook is stable. Any future downgrade to RNS’ credit ratings by either rating agency could increase the interest rate on future debt issuances and could adversely impact RNS’ ability to raise additional funds.

Madison Square Garden

Madison Square Garden does not have a credit facility at this time. We currently expect Madison Square Garden’s funding requirements for the next twelve months to be met by its cash on hand and cash from operations.

Obligations Under Derivative Contracts

To manage interest rate risk, we have entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment. We do not enter into interest rate swap contracts for speculative or trading purposes and have only entered into transactions with counterparties that are rated investment grade. All of our interest rate derivative contracts are entered into by CSC Holdings and are thus attributable to the Restricted Group; all such contracts are carried at their current fair market values on our consolidated balance sheet, with changes in value reflected in the consolidated statement of operations.

As of March 31, 2006, we had outstanding interest rate swap contracts to convert fixed rate debt to floating rate debt covering a total notional value of $450.0 million. The fair value of these derivative contracts was $14.2 million, a net payable position. For the three months ended March 31, 2006, we recorded a net loss on interest swap contracts of $5.5 million, as detailed in the table below:

Fair Market Value of Interest Rate Derivative Contracts
(dollars in thousands)
Fair market value as of March 31, 2006, a net payable position	$(14,221)
Less: fair market value as of December 31, 2005	(10,541)
Change in fair market value, net	(3,680)
Plus: realized loss from cash interest expense	(1,841)
Net loss on interest rate swap contracts	$(5,521)

We have also entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of AT&T, Comcast, Charter Communications, General Electric, and Leapfrog. These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share, while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price. In the event of an early termination of any of these contracts, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date. The following table details our estimated early termination exposure as of March 31, 2006:

	AT&T	Comcast	Charter	General Electric	Total *
	(dollars in thousands)
Collateralized indebtedness (carrying value)	$(123,354)	$(450,011)	$(138,718)	$(314,029)	$(1,026,112)
Collateralized indebtedness (fair value estimate)	(124,149)	(447,959)	(139,182)	(314,091)	(1,025,381)
Derivative contract	54,486	81,822	125,889	(73,387)	188,810
Fair value of investment securities pledged as collateral	69,549	374,570	6,766	443,168	894,053
Net excess (shortfall)	(114)	8,433	(6,527)	55,690	57,482
Value of prepaid swaps with cross-termination rights	(1,699)	(2,870)	—	—	(4,569)
Net excess (shortfall) including prepaid swaps	$(1,813)	$5,563	$(6,527)	$55,690	$52,913

*                             Excludes Leapfrog monetization contract.

The underlying stock and the equity collars are carried at fair market value on our consolidated balance sheet and the collateralized indebtedness is carried at its accreted value. At maturity, the contracts provide for the option to deliver cash or shares of General Electric, Charter Communications, AT&T, Comcast, or Leapfrog stock (as the case may be), with a value determined by reference to the applicable stock price at maturity.

All of our monetization transactions are obligations of our wholly-owned subsidiaries that are not part of the Restricted Group; however, in the General Electric and Charter Communications transactions and certain of the 2005 Comcast transactions, CSC Holdings provided guarantees of the subsidiaries’ ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements). The guarantee exposure approximates the net sum of the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and the equity collar. All of our equity derivative contracts are carried at their current fair market value on our consolidated balance sheet with changes in value reflected in the consolidated statement of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings. As of March 31, 2006, the fair value of our equity derivative contracts was $198.6 million, a net receivable position. For the three months ended March 31, 2006, we recorded a net gain on all outstanding equity derivative contracts of $1.2 million. We also recorded an unrealized and realized gain on our holdings of the underlying stocks of $6.9 million for the three months ended March 31, 2006, as shown in the following table:

Fair Market Value of Equity Derivative Contracts
(dollars in thousands)
Fair market value as of December 31, 2005	$296,017
Change in fair value	1,209
Maturity of contracts	(98,606)
Fair market value as of March 31, 2006	$198,620
Unrealized and realized gain on underlying stock positions due to changes in prevailing market conditions, net	$6,949

At March 31, 2006, the Company had outstanding prepaid interest rate swaps with a notional contract value of approximately $558.5 million. These swaps were entered into in connection with certain monetization contracts, the net present value of which was paid to CSC Holdings at the inception of the transaction. These swaps have maturities in 2006, 2008 and 2009 that coincide with the related prepaid equity forward maturities. Swap contracts with an aggregate notional value of $509.9 million require the Company to pay floating rates of interest in exchange for receipt of fixed rate payments. Swap contracts with an aggregate notional value of $48.6 million require the Company to pay fixed rates in exchange for receipt of floating rate payments. Certain contracts provide for early termination of the prepaid interest rate swap in the event of an early termination of the related prepaid equity forward.

All of our prepaid interest rate swaps are carried at their current fair market values on our consolidated balance sheet with changes in value reflected in the consolidated statement of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings. As of March 31, 2006, the fair value of our prepaid interest rate derivative contracts was $27.7 million, a net liability position.

For the three months ended March 31, 2006, we recorded a net loss on such derivative contracts of $2.5 million as detailed below:

Fair Market Value of Prepaid Interest Rate Derivative Contracts
(dollars in thousands)
Fair market value as of December 31, 2005	$(26,881)
Change in fair market value, net	5,658
New derivative contract	(6,496)
Fair market value as of March 31, 2006	$(27,719)
Change in fair market value, net	$5,658
Realized loss resulting from net cash payments	(8,126)
Net loss on prepaid interest rate swap contracts	$(2,468)

Monetization Contract Maturities

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

In the first quarter of 2006, monetization contracts covering 3.1 million shares of our Charter Communications stock, 877,699 shares of our AT&T stock (adjusted for SBC merger) and 1.8 million shares of our Comcast Communications stock matured. We settled our obligations under the related Charter Communications and AT&T collateralized indebtedness by delivering an equivalent number of Charter Communications and AT&T shares and the cash proceeds from the related equity derivative contracts.

We settled our obligations under the related Comcast collateralized indebtedness by delivering cash equal to the market value of the Comcast shares and proceeds from the related equity derivative contracts. The cash was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast shares and proceeds from a prepaid interest rate swap contract executed in conjunction with the equity derivative contract. Terms of the new contracts are similar in all material respects to the contracts that had matured and allow the Company to retain upside participation in the Comcast shares up to the contract’s upside appreciation limit with downside exposure limited below the hedge price.

During the next twelve months, monetization contracts covering 2.6 million shares of AT&T stock, 5.3 million shares of Comcast stock, 3.7 million shares of Charter Communications stock and 12.7 million shares of General Electric stock also mature. The Company intends to settle such transactions by either delivering shares of the applicable stock and proceeds of the equity derivative contracts or delivering cash from the proceeds of a new monetization transaction.

Recent Events

Special Dividend

On April 24, 2006, CSC Holdings distributed approximately $2.96 billion to Cablevision. Cablevision used the proceeds of the distribution to make a special dividend of $10 per share on each outstanding share to holders of record at the close of business on April 18, 2006 of its Cablevision NY Group Class A Common Stock and NY Group Class B Common Stock that was declared by the Board of Directors on April 7, 2006 and to fund certain custodial cash accounts for the benefit of holders of stock options, stock appreciation rights and restricted stock.

The dividend payment on all outstanding shares of Cablevision common stock amounted to approximately $2.83 billion. In addition, Cablevision has set aside approximately $126.8 million representing $10.00 for each outstanding restricted share and stock appreciation rights and options vested as of December 31, 2004, which will be paid when, and if, the restrictions lapse on each restricted share and when, and if, such stock appreciation rights and options are exercised. CSC Holdings obtained the funds for its distribution from the term B loan borrowing under its new credit facility, which is described above. This borrowing will substantially increase our interest expense during the seven year term of the borrowing. We expect our interest expense in 2006 to increase by approximately $165.0 million to $175.0 million from 2005 interest expense reflecting this borrowing being outstanding for approximately nine months in 2006.

Interest Rate Derivative Contracts

In April 2006, CSC Holdings entered into several interest rate swap contracts in the notional amount of $3.7 billion to effectively fix borrowing rates on floating rate debt. As a result of these transactions, the interest rate paid on approximately 80% of the Company’s debt is fixed. The table below summarizes certain terms of the interest rate swap contracts entered into in April 2006:

Contract Term	Notional Amount	Weighted Average Fixed Rate Paid by the Company	Weighted Average Effective Floating Rate Received by the Company at Contract Date
	(in thousands)
2 years	$500,000	5.24%	5.10%
3 years	$600,000	5.25%	5.10%
4 years	$2,600,000	5.34%	5.04%

Recently Issued Accounting Standards

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140. Statement No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. Statement No. 155 also clarifies and amends certain other provisions of Statement No. 133 and Statement No. 140. Statement No. 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect that the adoption of Statement No. 155 will have a material impact on our financial position or results of operations.

Item 3.                                                           Quantitative And Qualitative Disclosures About Market Risk

The Company is exposed to market risks from changes in certain equity security prices and interest rates. Our exposure to changes in equity security prices stems primarily from the shares of Comcast Corporation, AT&T, Inc., Charter Communications, Inc., General Electric Company, Leapfrog Enterprises, Inc. and Adelphia Communications Corporation common stock held by us. We have entered into prepaid forward contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities other than 9.8 million shares of Adelphia Communications common stock. These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share, while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price. The contracts’ actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed. The contracts’ actual cap prices vary depending on the maturity and terms of each contract, among other factors. In the event of an early termination of any of these contracts, we would be obligated to repay the collateralized indebtedness less the sum of the fair value of the underlying stock and the fair value of the equity collar, calculated at the termination date. The underlying stock and equity collars are carried at fair value on our consolidated balance sheet and the collateralized indebtedness is carried at its accreted value. The carrying value of our collateralized indebtedness amounted to $1.04 billion at March 31, 2006.

As of March 31, 2006, the fair value and the carrying value of our holdings of Comcast, AT&T, Charter Communications, General Electric, Leapfrog and Adelphia Communications common stock aggregated $902.9 million. Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $90.3 million. As of March 31, 2006, the net fair value and the carrying value of the equity collar component of the prepaid forward contracts entered into to hedge the equity price risk of certain of these securities aggregated $198.6 million, a net receivable position.

The terms of our prepaid forward contracts as of March 31, 2006 are summarized in the following table:

	# of Shares		Hedge Price		Cap Price **
Security	Deliverable	Maturity	per Share*		Low	High
Comcast	5,337,750	2006	$26.86 - $38.4	7	$33.57	$63.91
	7,159,206	2008
	1,821,456	2009
AT&T	2,572,086	2006	$46.07 - $53.9	8	$65.74	$78.53
Charter Communications	2,482,972	2006	$22.35		$34.75	$38.33
	3,724,460	2007
General Electric	12,742,033	2006	$23.14 - $25.6	7	$27.76	$30.81
Leapfrog	800,000	2007	$23.55 - $24.55		$29.87	$30.87

*                           Represents the price below which we are provided with downside protection and above which we retain upside appreciation. Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.

**                      Represents the price up to which we receive the benefit of stock price appreciation.

In addition, at March 31, 2006, the Company had other investment securities with a carrying value of $9.7 million. Assuming a 10% change in the price of the securities, the potential change in the fair value of these investments would be approximately $1.0 million.

Fair Value of Debt:  Based on the level of interest rates prevailing at March 31, 2006, the fair value of our fixed rate debt of $7,255.7 million exceeded its carrying value of $7,174.0 million by approximately

$81.7 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus approximate fair value. The effect of a hypothetical 100 basis point decrease in interest rates prevailing at March 31, 2006 would increase the estimated fair value of our fixed rate debt by approximately $254.9 million to $7,510.6 million. This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

Interest Rate Derivative Contracts:  Our exposure to interest rate movements results from our use of floating and fixed rate debt to fund the approximately $3 billion special dividend described herein, our working capital, capital expenditures, and other operational and investment requirements. To manage interest rate risk, from time to time we have entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment. In addition, from time to time we may utilize short-term interest rate lock agreements to hedge the risk that the cost of a future issuance of fixed rate debt may be adversely affected by changes in interest rates. We do not enter into interest rate swap contracts for speculative or trading purposes.

As of March 31, 2006, we had outstanding interest rate swap contracts to convert fixed rate debt to floating rate debt covering a total notional principal amount of $450.0 million. As of March 31, 2006, the fair market value and carrying value of these interest rate swap contracts was approximately $14.2 million, a net liability position, as reflected under derivative contracts in our consolidated balance sheet. Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from March 31, 2006, prevailing levels would increase the fair value of these contracts to a net liability of $22.8 million.

In addition, we had outstanding prepaid interest rate swap contracts with a notional value of $558.5 million entered into in connection with our monetization transactions. As of March 31, 2006, such contracts had a fair market value and carrying value of $27.7 million, a net liability position, reflected as liabilities under derivative contracts in our consolidated balance sheet. Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from March 31, 2006, prevailing levels would increase our liability under these derivative contracts by approximately $2.3 million to a liability of $30.0 million.

In April 2006, CSC Holdings entered into several interest rate swap contracts in the notional amount of $3.7 billion to effectively fix borrowing rates on floating rate debt. As a result of these transactions, the interest rate paid on approximately 80% of the Company’s debt is approximately 80% fixed. The table below summarizes certain terms of the interest rate swap contracts entered into in April 2006:

Contract Term	Notional Amount	Weighted Average Fixed Rate Paid by the Company	Weighted Average Effective Floating Rate Received by the Company at Contract Date
	(in thousands)
2 years	$500,000	5.24%	5.10%
3 years	$600,000	5.25%	5.10%
4 years	$2,600,000	5.34%	5.04%

Item 4.                    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Cablevision’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Securities and Exchange Commission rules). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

During the quarter ended March 31, 2006, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings

The Company is party to various lawsuits, some involving substantial amounts. Although the outcome of these matters cannot be predicted with certainty and the impact of the final resolution of these matters on the Company’s results of operations in a particular subsequent reporting period is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial position or liquidity of the Company.

Tracking Stock Litigation

In August 2002, purported class actions naming as defendants the Company and each of its directors were filed in the Delaware Chancery Court. The actions, which allege breach of fiduciary duties and breach of contract with respect to the exchange of the Rainbow Media Group tracking stock for Cablevision NY Group common stock, were purportedly brought on behalf of all holders of publicly traded shares of Rainbow Media Group tracking stock. The actions sought to (i) enjoin the exchange of Rainbow Media Group tracking stock for Cablevision NY Group common stock, (ii) enjoin any sales of “Rainbow Media Group assets,” or, in the alternative, award rescissory damages, (iii) if the exchange is completed, rescind it or award rescissory damages, (iv) award compensatory damages, and (v) award costs and disbursements. The actions were consolidated into one action on September 17, 2002, and on October 3, 2002, the Company filed a motion to dismiss the consolidated action. The action was stayed by agreement of the parties pending resolution of a related action brought by one of the plaintiffs to compel the inspection of certain books and records of the Company. On October 26, 2004, the parties entered into a stipulation dismissing the related action, and providing for the Company’s production of certain documents. On December 13, 2004, plaintiffs filed a consolidated amended complaint. The Company filed a motion to dismiss the amended complaint. On April 19, 2005, the court granted that motion in part, dismissing the breach of contract claim but declining to dismiss the breach of fiduciary duty claim on the pleadings.

In August 2003, a purported class action naming as defendants the Company, directors and officers of the Company and certain current and former officers and employees of the Company’s Rainbow Media Holdings and American Movie Classics subsidiaries was filed in New York Supreme Court by the

Teachers Retirement System of Louisiana (“TRSL”). The actions relate to the August 2002 Rainbow Media Group tracking stock exchange and allege, among other things, that the exchange ratio was based upon a price of the Rainbow Media Group tracking stock that was artificially deflated as a result of the improper recognition of certain expenses at the national services division of Rainbow Media Holdings. The complaint alleges breaches by the individual defendants of fiduciary duties. The complaint also alleges breaches of contract and unjust enrichment by the Company. The complaint seeks monetary damages and such other relief as the court deems just and proper. On October 31, 2003, the Company and other defendants moved to stay the action in favor of the previously filed actions pending in Delaware or, in the alternative, to dismiss for failure to state a claim. On June 10, 2004, the court stayed the action on the basis of the previously filed action in Delaware. TRSL subsequently filed a motion to vacate the stay in the New York action, and simultaneously filed a motion to intervene in the Delaware action and to stay that action. The Company opposed both motions. On April 19, 2005, the court in the Delaware action denied the motion to stay the Delaware action and granted TRSL’s motion to intervene in that action. On June 22, 2005, the court in the New York action denied TRSL’s motion to vacate the stay in that action.

The Company believes the claims in both the Delaware action and the New York action are without merit and is contesting the lawsuits vigorously.

The Wiz Bankruptcy

TW, Inc. (“TW”), a former subsidiary of the Company and operator of The Wiz consumer retail electronics business, is the subject of a Chapter 11 bankruptcy proceeding in the U.S. Bankruptcy Court for the District of Delaware. In February 2005, TW filed a complaint in the bankruptcy proceeding seeking recovery of alleged preferential transfers in the aggregate amount of $193.5 million. Also in February 2005, the Official Committee of Unsecured Creditors of TW (“the Committee”) filed a motion seeking authority to assume the prosecution of TW’s alleged preference claims and to prosecute certain other causes of action. The bankruptcy court granted the Committee’s motion on or about March 10, 2005, thereby authorizing the Committee, on behalf of TW, to continue the preference suit and to assert other claims against the Company. On March 12, 2005, the Committee filed a complaint in the bankruptcy court against the Company, certain of its subsidiaries, and certain present and former officers and directors. The Committee filed an amended complaint on April 15, 2005, and served that complaint on or about April 28, 2005. The Committee’s amended complaint asserts preferential transfer claims allegedly totaling $193.9 million, breach of contract, promissory estoppel, and misrepresentation claims allegedly totaling $310.0 million, and fraudulent conveyance, breach of fiduciary duty, and other claims seeking unspecified damages. On June 30, 2005, the Company filed a motion to dismiss several of the claims in the amended complaint. On October 31, 2005, the bankruptcy court denied the motion to dismiss. The bankruptcy court’s ruling on the motion to dismiss allows the Committee to proceed with its claims against the Company. The Company believes that all the claims asserted by TW and the Committee are without merit and is contesting them vigorously.

Dolan Family Group Proposal and Special Dividend Litigation

In June and July 2005, a number of shareholder class action lawsuits were filed against the Company and its individual directors in the Delaware Chancery Court, the New York Supreme Court for Nassau County, and the U.S. District Court for the Eastern District of New York, relating to the Dolan family group proposal to acquire the outstanding, publicly held interests in the Company following a pro rata distribution of Rainbow Media Holdings. On October 24, 2005, the Company received a letter from the Dolan family group withdrawing its June 19, 2005 proposal and recommending the consideration of a special dividend. On November 17, 2005, the plaintiffs filed a consolidated amended complaint in the New York Supreme Court action to relate to the special dividend proposed by the Dolan family group. On

February 9, 2006, the plaintiffs filed a second amended complaint adding allegations related to the December 19, 2005 announcement that the Board had decided not to proceed with the proposed special dividend, and the January 31, 2006 announcement that the Board was expected to begin reconsideration of a possible special dividend at its regularly scheduled meeting in March 2006. The amended complaint sought, among other things, to enjoin the payment of the special dividend proposed by the Dolan family group.

On December 28, 2005, a purported shareholder derivative complaint was filed in the U.S. District Court for the Eastern District of New York alleging that certain events during 2005, including those relating to the proposed special dividend, constitute breaches of fiduciary duty. The action was brought derivatively on behalf of Cablevision and names as defendants each member of the Board of Directors. The complaint seeks unspecified damages and contribution and indemnification by the defendants for any claims asserted against the Company as a result of the alleged breaches.

On March 27, 2006, the Company entered into a memorandum of understanding with respect to the settlement of the actions pending in the New York Supreme Court for Nassau County relating to a proposed special dividend. In connection with the proposed settlement, the Company’s Board of Directors appointed a special committee of independent directors and authorized and directed the special committee to evaluate the proposed special dividend and make a recommendation to the Board as to whether a dividend should be paid and, if so, in what amount. After receiving the results of the special committee’s evaluation, on April 7, 2006, the Company’s Board of Directors declared a special cash dividend of $10.00 per share on each outstanding share of its NY Group Class A Stock and NY Group Class B Stock. The dividend was paid on April 24, 2006 to holders of record at the close of business on April 18, 2006. The proposed settlement of these actions is subject to court approval. A hearing on the proposed settlement is currently expected in the third quarter of 2006.

The plaintiff in a patent infringement case pending in the U.S. District Court for the Eastern District of New York, Rates Technology Inc. v. Cablevision Systems Corp., has requested permission from the court to file a supplemental complaint alleging that the special dividend constitutes a fraudulent conveyance. The underlying patent infringement complaint, filed in July 2005, alleges that the Company’s Optimum Voice products infringe two patents owned by the plaintiff. The Company believes that the plaintiff’s patent infringement claims as well as its proposed fraudulent conveyance claims are without merit and intends to contest the lawsuit vigorously.

Director Litigation

Cablevision has been named as a nominal defendant in a purported shareholder derivative complaint filed in the Court of Chancery of the State of Delaware. The action is brought derivatively on behalf of Cablevision and names as additional defendants Charles F. Dolan, the Chairman of Cablevision, and Rand Araskog, Frank Biondi, John Malone and Leonard Tow, each of whom was appointed as a director on March 2, 2005 by Mr. Dolan and certain other holders of the Company’s Class B common stock. The complaint alleges that Charles F. Dolan, as the controlling Class B shareholder of Cablevision, by purporting to remove three Cablevision Board members (William J. Bell, Sheila Mahony and Steven Rattner) and replace them with the four new directors, wrongfully interfered with the Board’s role in managing the affairs of Cablevision and sought to substitute his judgment of how to proceed with the VOOM HD Networks of Cablevision’s Rainbow DBS subsidiary above that of the Board. The action seeks, among other things, to preliminarily and permanently enjoin Charles F. Dolan from interfering with the managerial prerogatives of Cablevision’s Board; rescinding the purported appointment of the new directors; rescinding the removal of Mr. Bell, Ms. Mahony and Mr. Rattner as directors and restoring them to their positions as directors and directing Charles F. Dolan to account to Cablevision for its damages.

Accounting Related Investigations

The improper expense recognition matter previously reported by the Company has been the subject of investigations by the Securities and Exchange Commission and the U.S. Attorney’s Office for the Eastern District of New York. The Securities and Exchange Commission is continuing to investigate the improper expense recognition matter and the Company’s timing of recognition of launch support, marketing and other payments under affiliation agreements.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2005 includes “Risk Factors” under Item 1A of Part I. The following discussion is intended to update certain matters discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Payment of Special Dividend

In April 2006, we paid a special dividend of $10 per share to holders of shares of our common stock. All funds used to pay that dividend came to Cablevision from CSC Holdings as a distribution. CSC Holdings raised those funds during March 2006 through the incurrence of additional debt. At March 31, 2006, our total indebtedness increased to approximately $13.0 billion from $9.8 billion at December 31, 2005.

Settlement of Litigation Seeking to Enjoin Special Dividend

In March 2006, we entered into a memorandum of understanding with respect to the settlement of a number of shareholder lawsuits pending in the New York Supreme Court for Nassau County relating to the special dividend. The proposed settlement of these actions is subject to court approval. A hearing on the proposed settlement is currently expected in the third quarter of 2006.

Competition in our Businesses

Sources of competition in our business include incumbent telephone companies such as Verizon and AT&T. Verizon and AT&T are constructing systems designed to provide video programming as well as voice and data services to residential customers in parts of our service area, and have announced plans for construction in additional parts. Verizon has obtained authorizations to provide video programming in several localities in our service area in New York, including certain larger municipalities and has begun doing so in some areas. AT&T has announced its intent to provide video programming services in Connecticut and is seeking an exemption from the state's cable franchise and other cable regulatory requirements.  On May 5, 2006, the Connecticut Department of Public Utility Control issued a draft decision concluding that AT&T did not need to obtain a cable franchise before offering its video services throughout Connecticut.

Congress is considering legislation that, for the telephone companies and other wireline video competitors, would relax or eliminate some or all of the local franchising requirements applicable to existing cable operators.  Several states, including New Jersey and Connecticut, are considering or have considered similar legislation.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q for a discussion of certain factors that may affect our future performance.

Item 5.                    Other Information

None.

Item 6.                    Exhibits

(a)           Index to Exhibits.

10.1	Form of Performance Award Agreement (May 3, 2006).

10.2

First Amendment, dated as of March 27, 2006, to the Credit Agreement, dated as of February 24, 2006, among CSC Holdings, Inc., certain subsidiaries of CSC Holdings, Inc., Bank of America, N.A., as Administrative Agent, and the financial institutions listed on the signature pages thereto.

10.3

Second Amendment, dated as of March 29, 2006, to the Credit Agreement, dated as of February 24, 2006, among CSC Holdings, Inc., certain subsidiaries of CSC Holdings, Inc., Bank of America, N.A., as Administrative Agent, and the financial institutions listed on the signature pages thereto.

10.4	Incremental Term Supplement, dated as of March 29, 2006, among CSC Holdings, Inc., the banks party thereto, and Bank of America, N.A., as Administrative Agent.

10.5	Employment Agreement dated April 28, 2006 between Cablevision Systems Corporation and Michael P. Huseby.

31.1	Section 302 Certification of the CEO

31.2	Section 302 Certification of the CFO

32	Section 906 Certification of the CEO and CFO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CABLEVISION SYSTEMS CORPORATION CSC HOLDINGS, INC.

Date:	May 9, 2006		/s/ MICHAEL P. HUSEBY
		By:	Michael P. Huseby as Executive Vice President and Chief Financial Officer of Cablevision Systems Corporation and CSC Holdings, Inc.

Date:	May 9, 2006		/s/ WM. KEITH HARPER
		By:	Wm. Keith Harper as Senior Vice President and Controller and Principal Accounting Officer of Cablevision Systems Corporation and CSC Holdings, Inc.