Form 10-Q/A
period 2006-03-31
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS INC
filed 2006-09-21
CIK 1053112, 784681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-14764	Cablevision Systems Corporation	11-3415180
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

FORM 10-Q/A

See Explanatory Note on page 2.

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the following Items of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “Form 10-Q” or the “Original Filing”) have been partially amended and the complete text of those Items, as originally filed and as amended herein, is set out in this Quarterly Report on Form 10-Q/A (this “Form 10-Q/A”):

Explanatory Note

Part I - Item 1.	Financial Statements

Part I - Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I - Item 4.	Controls and Procedures

Part II - Item 6.	Exhibits

The other Items of the Original Filing have not been amended and, accordingly, have not been repeated in this Form 10-Q/A.

PLEASE NOTE THAT THE ONLY CHANGES TO THE ORIGINAL FILING ARE THOSE RELATED TO THE MATTERS DESCRIBED BELOW AND ONLY IN THE ITEMS LISTED ABOVE.  IN ADDITION, IN ACCORDANCE WITH SECURITIES AND EXCHANGE COMMISSION (“SEC”) RULES, THIS FORM 10-Q/A INCLUDES UPDATED CERTIFICATIONS FROM OUR CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER AS EXHIBITS 31.1, 31.2 AND 32.  OTHERWISE, THE INFORMATION CONTAINED IN THIS FORM 10-Q/A IS AS OF THE DATE OF THE ORIGINAL FILING AND DOES NOT REFLECT ANY INFORMATION OR EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING. SUCH SUBSEQUENT INFORMATION OR EVENTS INCLUDE, AMONG OTHERS, THE INFORMATION AND EVENTS DESCRIBED IN OUR FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006, WHICH IS BEING FILED CONCURRENTLY WITH THIS FORM 10-Q/A, AND INFORMATION AND EVENTS DESCRIBED IN OUR CURRENT REPORTS ON FORM 8-K FILED SUBSEQUENT TO THE DATE OF OUR ORIGINAL FILING. FOR A DESCRIPTION OF SUCH SUBSEQUENT INFORMATION AND EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SUBSEQUENT TO THE DATE OF OUR ORIGINAL FILING WHICH UPDATE AND SUPERSEDE CERTAIN INFORMATION CONTAINED IN THE ORIGINAL FILING AND THIS FORM 10-Q/A.

EXPLANATORY NOTE

In this Form 10-Q/A, Cablevision Systems Corporation ("Cablevision") and CSC Holdings, Inc. ("CSC Holdings" and collectively with Cablevision, the "Company" or the "Registrants") are restating their consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005, as previously reported in their Original Filing.  These restatements are being made to reflect additional non-cash stock based compensation (expense) benefit, and related income tax effects, relating to a number of stock option grants, including modifications, during the period 1997 through 2002, as well as certain other impacts associated with other forms of stock based compensation.

The effects of these restatements are reflected in the financial statements and other financial data included in this Form 10-Q/A.  See Note 3 of our condensed consolidated financial statements included in this Form 10-Q/A.  As previously disclosed in our Current Report on Form 8-K filed on August 8, 2006, the consolidated financial statements and related financial information contained in our

Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q for all fiscal periods and all interim periods ending on or before March 31, 2006 should no longer be relied upon and should be read only in conjunction with the information contained in our Form 10-K/A, as of and for the year ended December 31, 2005.  See Note 3 of our condensed consolidated financial statements included in this Form 10-Q/A.

The Company announced on August 8, 2006, that in light of published reports concerning the pricing of stock options and the timing of stock option grants at numerous other companies, the Company had undertaken a voluntary review of its past practices in connection with grants of stock options and stock appreciation rights ("SARs").  As a result of the review, which was conducted with a law firm that was not previously involved with the Company’s stock option plans, the Company determined that the grant date and exercise price assigned to a number of its stock option and SAR grants during the 1997-2002 period did not correspond to the actual grant date and the closing price of the Company's common stock on the actual grant date.  In such cases, the date assigned to the grant corresponded to the date of a unanimous written consent executed by the members of the compensation committee of the Company’s Board of Directors, but the date of that consent did not correspond to the actual date of the grant.  In nearly all such cases, the stock price on the assigned date was lower, sometimes substantially lower, than the price on the date the award was actually granted.  At all relevant times, the Company’s stock plan required that the exercise price of options be not less than the fair market value per share of the Company’s common stock on the date of grant.  The former officers of the Company and the Company’s former compensation consultant who were identified in the stock options review as having directly participated in the options dating process have either retired or had their relationship with the Company otherwise terminated (in every case more than one year prior to the commencement of the stock options review).

In addition to grant dating issues, the Company’s review identified certain modifications made to outstanding stock option award grants, principally extensions of expiration dates that were not accounted for properly.  In addition, two awards of options and one option modification were also incorrectly accounted for as having been granted to employees or modified for employees.  One of these two awards was to the Company’s former compensation consultant (which was subsequently cancelled in 2003) and the other award related to an executive officer whose death occurred after the stated grant date of the award and before the actual grant date.  The option modification that was incorrectly accounted for related to the options issued to this executive officer.  Management of the Company has concluded that the Company's consolidated financial statements for the years ended December 31, 2005, 2004 and 2003, all quarterly periods in 2005 and 2004 and the quarter ended March 31, 2006 should be restated to adjust previously recognized amounts of non-cash stock based compensation (expense) benefit resulting from the Company’s stock option review.

The restatement of the Company’s previously issued financial statements reflects the following:

(a)   the recognition of compensation (expense) benefit related to stock options affected by the grant dating issues;

(b)   the recognition of compensation (expense) benefit related to certain stock options that were accounted for as if the stock options were granted to employees and compensation expense related to a modification of certain of those stock options;

(c)   the recognition of compensation (expense) benefit related to modifications of certain employee stock options subsequent to the date of grant to extend the expiration date;

(d)   adjustments to previously recognized income tax benefit as a result of certain stock options and SARs that were granted to certain of the Company’s executive officers with exercise prices that were less than the fair market value of the Company’s common stock on the actual date of grant and, therefore, did not qualify as deductible performance-based compensation in accordance with Internal Revenue Code section 162(m) ("IRC 162(m)"); and

(e)   adjustments to income tax (expense) benefit related to items (a) through (c) above giving consideration to whether income tax benefit has been or is anticipated to be disallowed pursuant to IRC 162(m).

In addition, and not resulting from the review described above, the Company has also restated its previously issued financial statements to reflect the following stock based compensation related items which were identified by the Company prior to the initiation of the stock option review but were not previously reflected in the Company’s financial statements.  Although the Company concluded that such adjustments were not material to prior periods at the time the related accounting impacts were initially identified, the Company has concluded it is appropriate to include these adjustments in this restatement since such items relate to stock based compensation related matters.

1)     the recognition of compensation (expense) benefit related to certain stock option awards granted after July 1, 2000, and the associated income tax impacts, that were originally accounted for as fixed awards with no compensation (expense) benefit recognized that should have been accounted for as variable awards through December 31, 2005 due to a dividend participation feature included in the Company’s stock option plans.  The accounting impacts associated with the dividend participation feature were initially identified by the Company’s management during the Company’s review of the impact of the Company’s proposed special cash dividend (which was paid in April 2006); and

2)     adjustments to previously recognized income tax benefits regarding the approach used to determine the tax benefit recognized with regard to compensation expense associated with restricted share awards for certain executive officers as limited by IRC 162(m).

The Company has restated its consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and all quarterly periods in 2005 and 2004 and is hereby also restating its consolidated financial statements for the quarter ended March 31, 2006.  The impacts of the restatement adjustments extended to periods back to the year ended December 31, 1997 through the period ended March 31, 2006.

The Company has notified the Internal Revenue Service of the stock option review.  Under Section 162(m) of the Internal Revenue Code (“IRC 162(m)”) stock options and SARs that are in-the-money at the time of grant do not qualify as performance-based compensation and the Company is not entitled to a deduction for the compensation expense related to the exercise of those options or SARs held by officers who are covered by IRC 162(m).  The options and SARs discussed above were in-the-money when issued.  Consequently, the Company has provided to the Internal Revenue Service an adjustment to reduce the Company's net operating loss carry forward by $86.2 million for all tax years through December 31, 2004 and in connection with the Company’s filing of its 2005 tax return, the net operating loss carry forward was further reduced by $2.2 million.  As so reduced, the Company had a net operating loss carry forward at December 31, 2005 of $3.1 billion.  The estimated amount of potential future compensation costs that would not be deductible for tax purposes pursuant to IRC 162(m) relating to stock options and SARs that were granted with exercise prices that were less than fair market value of Cablevision's common stock on the actual date of grant that are currently outstanding and held by current executive officers would be less than $1 million if exercised at Cablevision’s common stock price on September 15, 2006.

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

The table below reflects the impacts of the restatement adjustments discussed above on the Company’s condensed consolidated statements of operations for the periods presented below:

	Additional income (expense)
	Three months ended		Cumulative (January 1, 1997
	March 31,		through
	2006	2005	March 31, 2006)
	(dollars in thousands)

Stock option grant date changes	$52	$(3,817)	$(67,609)
Stock option grants and modifications of options to non-employees	110	110	(11,051)
Modifications to employee stock option awards	142	143	(8,021)
Option awards originally recorded as fixed awards that were subsequently determined to be variable awards	—	(5,169)	(6,034)
Total pre-tax stock option related accounting adjustments (a)	304	(8,733)	(92,715)
Income tax impact of restatement adjustments above	(124)	3,575	36,730
Income tax adjustments related to IRC 162(m) resulting from adjustments due to grant date changes	621	(834)	(23,749)
Income tax adjustments related to IRC 162(m) for restricted shares	161	(1,210)	(9,507)
Total tax adjustments	658	1,531	3,474
Total adjustments to net income (loss)	$962	$(7,202)	$(89,241)

Note: The additional income reflected in the pre-tax adjustments in the table above relate to the reversal of previously recognized compensation expense for forfeitures of stock based awards in the period prior to vesting and certain restricted stock award adjustments.

a)                          Recorded as adjustments to selling, general and administrative expense except for (expense) benefit of $5 and $(131) recorded as adjustments to equity in net income or loss of affiliates for the three months ended March 31, 2006 and 2005, respectively, due to allocations of stock based compensation (expense) benefit to certain affiliates accounted for under the equity method.

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

PART I.  FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q/A for the period ended March 31, 2006 is separately filed by Cablevision Systems Corporation (“Cablevision”) and CSC Holdings, Inc.  (“CSC Holdings” and collectively with Cablevision and their subsidiaries, the “Company” or “we”, “us” or “our”).

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
	(As restated)
	(unaudited)
ASSETS
Current Assets:

Cash and cash equivalents (includes $2,961,487 of unrestricted cash held for the payment of the special dividend in April 2006)	$3,491,680	$397,496
Restricted cash	6,946	8,454
Accounts receivable, trade (less allowance for doubtful accounts of $22,932 and $18,807)	385,539	421,950
Notes and other receivables	68,190	74,141
Investment securities	10,322	10,408
Prepaid expenses and other current assets	99,382	98,921
Feature film inventory, net	105,093	108,607
Deferred tax asset	636	10,788
Advances to affiliates	150	70
Investment securities pledged as collateral	656,412	723,476
Derivative contracts	188,276	268,539
Assets held for sale	378	7,557
Total current assets	5,013,004	2,130,407

Property, plant and equipment, net of accumulated depreciation of $5,725,468 and $5,494,994	3,897,685	3,868,077
Investments in affiliates	41,064	39,463
Investment securities pledged as collateral	246,137	199,430
Notes and other receivables	43,783	42,987
Derivative contracts	83,731	109,207
Other assets	80,235	83,801
Deferred tax asset	74,272	25,662
Long-term feature film inventory, net	386,222	378,502
Deferred carriage fees, net	182,354	188,135
Franchises	731,848	731,848
Affiliation, broadcast and other agreements, net of accumulated amortization of $366,696 and $349,752	502,419	519,363
Other intangible assets, net of accumulated amortization of $75,100 and $68,192	382,684	388,622
Excess costs over fair value of net assets acquired	992,527	993,426
Deferred financing and other costs, net of accumulated amortization of $58,567 and $85,450	150,133	120,965

	$12,808,098	$9,819,895

See accompanying notes to
condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Dollars in thousands)

	March 31, 2006	December 31, 2005
	(As restated)
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$365,266	$373,362
Accrued liabilities	931,050	944,956
Accounts payable to affiliates	1,445	1,467
Deferred revenue	86,046	140,723
Feature film and other contract obligations	113,424	112,817
Liabilities under derivative contracts	87,078	101,580
Current portion of bank debt	53,500	8,560
Current portion of collateralized indebtedness	716,728	857,774
Current portion of capital lease obligations	8,743	8,586
Notes payable	6,978	8,438
Total current liabilities	2,370,258	2,558,263

Feature film and other contract obligations	356,121	351,673
Deferred revenue	15,838	16,219
Liabilities under derivative contracts	28,249	17,571
Other long-term liabilities	360,100	361,018
Bank debt	5,040,500	1,842,940
Collateralized indebtedness	327,924	312,352
Senior notes and debentures	5,993,059	5,992,760
Senior subordinated notes and debentures	746,719	746,621
Notes payable	1,017	7,467
Capital lease obligations	60,620	51,201
Minority interests	49,091	55,190
Total liabilities	15,349,496	12,313,275

Commitments and contingencies

Stockholders’ Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	—	—
CNYG Class A Common Stock, $.01 par value, 800,000,000 shares authorized, 247,599,387 and 247,430,685 shares issued and 225,394,446 and 225,268,714 shares outstanding	2,476	2,474
CNYG Class B Common Stock, $.01 par value, 320,000,000 shares authorized, 64,160,264 shares issued and outstanding	642	642
RMG Class A Common Stock, $.01 par value, 600,000,000 shares authorized, none issued	—	—
RMG Class B Common Stock, $.01 par value, 160,000,000 shares authorized, none issued	—	—
Paid-in capital	1,318,041	1,307,786
Accumulated deficit	(3,498,937)	(3,440,967)
	(2,177,778)	(2,130,065)
Treasury stock, at cost (22,204,941 and 22,161,971 shares)	(360,058)	(359,753)
Accumulated other comprehensive loss	(3,562)	(3,562)
Total stockholders’ deficiency	(2,541,398)	(2,493,380)
	$12,808,098	$9,819,895

See accompanying notes to
condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2006 and 2005
(Dollars in thousands, except per share data)
(Unaudited)

	2006	2005
	(As restated)	(As restated)

Revenues, net	$1,409,272	$1,213,198

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	670,347	554,474
Selling, general and administrative	358,913	328,494
Restructuring charges (credits)	(685)	606
Depreciation and amortization (including impairments)	277,331	263,327
	1,305,906	1,146,901

Operating income	103,366	66,297

Other income (expense):
Interest expense	(193,135)	(190,864)
Interest income	5,900	3,800
Equity in net income (loss) of affiliates	1,408	(2,151)
Write-off of deferred financing costs	(4,587)	—
Gain (loss) on investments, net	7,238	(11,141)
Loss on derivative contracts, net	(6,780)	(1,632)
Minority interests	(1,337)	2,001
Miscellaneous, net	185	134
	(191,108)	(199,853)
Loss from continuing operations before income taxes	(87,742)	(133,556)
Income tax benefit	32,806	37,465

Loss from continuing operations	(54,936)	(96,091)
Loss from discontinued operations, net of taxes	(2,172)	(30,046)

Loss before cumulative effect of a change in accounting principle	(57,108)	(126,137)
Cumulative effect of a change in accounting principle, net of taxes	(862)	—

Net loss	$(57,970)	$(126,137)

Basic and diluted net loss per share:

Loss from continuing operations	$(0.19)	$(0.33)

Loss from discontinued operations	$(0.01)	$(0.10)

Cumulative effect of a change in accounting principle	$—	$—

Net loss	$(0.20)	$(0.44)

Weighted average common shares (in thousands)	282,950	287,856

See accompanying notes to
condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2006 and 2005
(Dollars in thousands)
(Unaudited)

	2006	2005
	(As restated)	(As restated)
Cash flows from operating activities:
Loss from continuing operations	$(54,936)	$(96,091)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	277,331	263,327
Equity in net loss (income) of affiliates	(1,408)	2,151
Minority interests	1,337	(2,001)
Loss (gain) on investments, net	(7,238)	11,141
Write-off of deferred financing costs	4,587	—
Gain on derivative contracts	(3,187)	(6,648)
Amortization of deferred financing, discounts on indebtedness and other deferred costs	19,957	22,777
Stock based compensation expense related to equity classified awards	13,521	16,453
Deferred income tax	(36,526)	(42,699)
Amortization of feature film inventory	30,328	24,317
Changes in assets and liabilities	(76,894)	1,849
Net cash provided by operating activities	166,872	194,576

Cash flows from investing activities:
Capital expenditures	(272,396)	(173,221)
Payment for acquisitions	—	(4,231)
Proceeds from sale of equipment, net of costs of disposal	1,382	2,984
Decrease in investment securities and other investments	538	172
Decrease in restricted cash	1,508	663
Additions to other intangible assets	(975)	(9,192)
Increase in investments in affiliates, net	—	(28)
Net cash used in investing activities	(269,943)	(182,853)

Cash flows from financing activities:
Proceeds from bank debt	4,900,000	134,427
Repayment of bank debt	(1,657,500)	(117,113)
Issuance of common stock	1,381	2,215
Proceeds from collateralized indebtedness	42,124	1,000
Repayment of collateralized indebtedness	(48,620)	—
Proceeds from derivative contracts	6,496	—
Payments on capital lease obligations and other debt	(2,175)	(3,687)
Deemed contribution from shareholder	—	10,863
Additions to deferred financing and other costs	(40,517)	(8)
Distributions to minority partners	(7,436)	—
Net cash provided by financing activities	3,193,753	27,697

Net effect of exchange rate changes on cash and cash equivalents	—	78
Net increase in cash and cash equivalents from continuing operations	3,090,682	39,498

Cash flows of discontinued operations (Revised - see Note 6):
Net cash used in operating activities	(410)	(33,505)
Net cash provided by (used in) investing activities	3,912	(10,320)
Net change in cash classified in assets held for sale	—	(13,610)
Net effect of discontinued operations on cash and cash equivalents	3,502	(57,435)

Cash and cash equivalents at beginning of year	397,496	771,479

Cash and cash equivalents at end of period	$3,491,680	$753,542

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

The financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 presented in this Form 10-Q/A are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.

Stock Based Compensation

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

The Company adopted Statement No. 123R using the modified prospective method as of January 1, 2006. The Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of adopting Statement No. 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of Statement No. 123R (See Note 8).

Stock based compensation expense recognized during the period is based on the value of the portion of stock based payment awards that is ultimately expected to vest. Stock based compensation expense recognized in the condensed consolidated statement of operations during the three months ended March 31, 2006 included compensation expense for stock based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of Statement No. 123. As stock based compensation expense recognized in the statement of operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  Statement No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under Statement No. 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

NOTE 3.                RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company announced on August 8, 2006, that in light of published reports concerning the pricing of stock options and the timing of stock option grants at numerous other companies, the Company had undertaken a voluntary review of its past practices in connection with grants of stock options and stock appreciation rights ("SARs"). As a result of the review which was conducted with a law firm that was not previously involved with the Company’s stock option plans, the Company determined that the grant date and exercise price assigned to a number of its stock option and SAR grants during the 1997-2002 period did not correspond to the actual grant date and the closing price of Cablevision's common stock on the actual grant date.  In such cases, the date assigned to the grant corresponded to the date of a unanimous written consent executed by the members of the compensation committee of the Company’s Board of Directors, but the date of that consent did not correspond to the actual date of the grant.  In nearly all such cases, the stock price on the assigned date was lower, sometimes substantially lower, than the price on the date the award was actually granted.  At all relevant times, the Company’s stock plan required that the exercise price of options be not less than the fair market value per share of the Company’s common stock on the date of grant.  The former officers of the Company and the Company’s former compensation consultant who were identified in the stock options review as having directly participated in the options dating process have either retired or had their relationship with the Company otherwise terminated (in every case more than one year prior to the commencement of the stock options review).

In addition to grant dating issues, the Company’s review identified certain modifications made to outstanding stock option award grants, principally extensions of expiration dates that were not accounted for properly.  In addition, two awards of options and one option modification were also incorrectly accounted for as having been granted to employees or modified for employees.  One of these two awards was to the Company’s former compensation consultant (which was subsequently cancelled in 2003) and the other award related to an executive officer whose death occurred after the stated grant date of the award and before the actual grant date.  The option modification that was incorrectly accounted for related to the options issued to this executive officer.  Management of the Company has concluded that the Company's consolidated financial statements for the years ended December 31, 2005, 2004 and 2003, all quarterly periods in 2005 and 2004 and the quarter ended March 31, 2006 should be restated to adjust previously recognized amounts of non-cash stock based compensation (expense) benefit resulting from the Company’s stock option review.

The restatement of the Company’s previously issued financial statements reflects the following:

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

(d)   adjustments to previously recognized income tax benefit as a result of certain stock options and SARs that were granted to certain of the Company’s executive officers with exercise prices that were  less than fair market value of Cablevision’s common stock on the actual date of grant and, therefore, did not qualify as deductible performance-based compensation in accordance with Internal Revenue Code section 162(m) ("IRC 162(m)"); and

(e)   adjustments to income tax (expense) benefit related to items (a) through (c) above giving consideration to whether income tax benefit has been or is anticipated to be disallowed pursuant to IRC 162(m).

In addition, and not resulting from the review described above, the Company has also restated its previously issued financial statements to reflect the following stock based compensation related items which were identified by the Company prior to the initiation of the stock option review but were not previously reflected in the Company’s financial statements.  Although the Company concluded that such adjustments were not material to prior periods at the time the related accounting impacts were initially identified, the Company has concluded it is appropriate to include these adjustments in this restatement since such items relate to stock based compensation related matters.

1)     the recognition of compensation (expense) benefit related to certain stock option awards granted after July 1, 2000 and the associated income tax impacts that were originally accounted for as fixed awards with no compensation (expense) benefit recognized that should have been accounted for as variable awards through December 31, 2005 due to a dividend participation feature included in the Company’s stock option plans.  The accounting impacts associated with the dividend participation feature were initially identified by the Company’s management during the Company’s review of the impact of Cablevision’s proposed special cash dividend (which was paid in April 2006); and

2)     adjustments to previously recognized income tax benefits regarding the approach used to determine the tax benefit recognized with regard to compensation expense associated with restricted share awards for certain executive officers as limited by IRC 162(m).

The Company has restated its consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and all quarterly periods in 2005 and 2004 and is hereby also restating its consolidated financial statements for the quarter ended March 31, 2006.  The impact of the restatement adjustments extended to periods back to the year ended December 31, 1997 through the period ended March 31, 2006.

The table below reflects the impacts of the restatement adjustments discussed above on the Company’s condensed consolidated statements of operations for the periods presented below:

	Additional income (expense)
			Cumulative
	Three months ended		(January 1, 1997
	March 31,		through
	2006	2005	March 31, 2006)
	(dollars in thousands)

Stock option grant date changes	$52	$(3,817)	$(67,609)
Stock option grants and modifications of options to non-employees	110	110	(11,051)
Modifications to employee stock option awards	142	143	(8,021)
Option awards originally recorded as fixed awards that were subsequently determined to be variable awards	—-	(5,169)	(6,034)
Total pre-tax stock option related accounting adjustments (a)	304	(8,733)	(92,715)
Income tax impact of restatement adjustments above	(124)	3,575	36,730
Income tax adjustments related to IRC 162(m) resulting from adjustments due to grant date changes	621	(834)	(23,749)
Income tax adjustments related to IRC 162(m) for restricted shares	161	(1,210)	(9,507)
Total tax adjustments	658	1,531	3,474
Total adjustments to net income (loss)	$962	$(7,202)	$(89,241)

Note: The additional income reflected in the pre-tax adjustments in the table above relate to the reversal of previously recognized compensation expense for forfeitures of stock based awards in the period prior to vesting and certain restricted stock award adjustments.

(a)   Recorded as adjustments to selling, general and administrative expense except for (expense) benefit of $5 and $(131) recorded as adjustments to equity in net income or loss of affiliates for the three months ended March 31, 2006 and 2005, respectively, due to allocations of stock based compensation (expense) benefit to certain affiliates accounted for under the equity method.

There was no impact on previously reported revenue, net cash provided by operating activities, net cash used in investing activities or net cash provided by financing activities as a result of these adjustments.  However, loss from continuing operations, equity in net (income) loss of affiliates, stock based compensation expense and deferred income tax amounts within cash flows from operating activities have been restated in the Company’s consolidated statements of cash flows to reflect the restatement adjustments above.

See Note 11 for the impact of the restatement adjustments on income taxes, Note 8 for the impact on the pro forma stock based compensation costs, Note 10 for the impact on the Company’s compliance with covenants of its debt instruments and Note 16 for a discussion of certain governmental investigations and litigation.

STATEMENTS OF OPERATIONS

The following table summarizes the condensed consolidated statements of operations, giving effect to the restatement adjustments described above, showing previously reported amounts and restated amounts for the three months ended March 31, 2006 and 2005:

	Three months ended March 31, 2006		Three months ended March 31, 2005
	(As previously reported)	(As restated)	(As previously reported)	(As restated)

Revenues, net	$1,409,272	$1,409,272	$1,213,198	$1,213,198

Operating expenses:
Technical and operating	670,347	670,347	554,474	554,474
Selling, general and administrative	359,212	358,913	319,892	328,494
Restructuring charges (credits)	(685)	(685)	606	606
Depreciation and amortization	277,331	277,331	263,327	263,327
	1,306,205	1,305,906	1,138,299	1,146,901

Operating income	103,067	103,366	74,899	66,297

Other income (expense):
Interest expense	(193,135)	(193,135)	(190,864)	(190,864)
Interest income	5,900	5,900	3,800	3,800
Equity in net income (loss) of affiliates	1,403	1,408	(2,020)	(2,151)
Write-off of deferred financing costs	(4,587)	(4,587)	—	—
Gain (loss) on investments, net	7,238	7,238	(11,141)	(11,141)
Loss on derivative contracts, net	(6,780)	(6,780)	(1,632)	(1,632)
Minority interests	(1,337)	(1,337)	2,001	2,001
Miscellaneous, net	185	185	134	134
	(191,113)	(191,108)	(199,722)	(199,853)
Loss from continuing operations before income taxes	(88,046)	(87,742)	(124,823)	(133,556)
Income tax benefit	32,148	32,806	35,934	37,465

Loss from continuing operations	(55,898)	(54,936)	(88,889)	(96,091)
Loss from discontinued operations, net of taxes	(2,172)	(2,172)	(30,046)	(30,046)

Loss before cumulative effect of a change in accounting principle	(58,070)	(57,108)	(118,935)	(126,137)
Cumulative effect of a change in accounting principle, net of taxes	(862)	(862)	—	—
Net loss	(58,932)	(57,970)	(118,935)	(126,137)

Basic and diluted net income (loss) per share:

Loss from continuing operations	$(0.20)	$(0.19)	$(0.31)	$(0.33)

Loss from discontinued operations	$(0.01)	$(0.01)	$(0.10)	$(0.10)

Cumulative effect of a change in accounting principle	$—	$—	$—	$—

Net loss	$(0.21)	$(0.20)	$(0.41)	$(0.44)

Weighted average common shares (in thousands)	282,950	282,950	287,856	287,856

BALANCE SHEETS

The following table sets forth the condensed consolidated balance sheet for the Company, giving effect to the restatement adjustments described above, showing previously reported amounts and restated amounts as of March 31, 2006:

	March 31, 2006
	(As previously reported)	(As restated)
ASSETS

Current Assets:

Cash and cash equivalents	$3,491,680	$3,491,680
Restricted cash	6,946	6,946
Accounts receivable, trade	385,539	385,539
Notes and other receivables	68,190	68,190
Investment securities	10,322	10,322
Prepaid expenses and other current assets	99,382	99,382
Feature film inventory, net	105,093	105,093
Deferred tax asset	636	636
Advances to affiliates	150	150
Investment securities pledged as collateral	656,412	656,412
Derivative contracts	188,276	188,276
Assets held for sale	378	378
Total current assets	5,013,004	5,013,004

Property, plant and equipment, net	3,897,685	3,897,685
Investments in affiliates	41,064	41,064
Investment securities pledged as collateral	246,137	246,137
Notes and other receivables	43,783	43,783
Derivative contracts	83,731	83,731
Other assets	80,235	80,235
Deferred tax asset	95,316	74,272
Long-term feature film inventory, net	386,222	386,222
Deferred carriage fees, net	182,354	182,354
Franchises	731,848	731,848
Affiliation, broadcast and other agreements, net	502,419	502,419
Other intangible assets, net	382,684	382,684
Excess costs over fair value of net assets acquired	995,439	992,527
Deferred financing and other costs, net	150,133	150,133
	$12,832,054	$12,808,098

	March 31, 2006
	(As previously reported)	(As restated)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:

Accounts payable	$365,266	$365,266
Accrued liabilities	931,050	931,050
Accounts payable to affiliates	1,445	1,445
Deferred revenue	86,046	86,046
Feature film and other contract obligations	113,424	113,424
Liabilities under derivative contracts	87,078	87,078
Current portion of bank debt	53,500	53,500
Current portion of collateralized indebtedness	716,728	716,728
Current portion of capital lease obligations	8,743	8,743
Notes payable	6,978	6,978
Total current liabilities	2,370,258	2,370,258

Feature film and other contract obligations	356,121	356,121
Deferred revenue	15,838	15,838
Liabilities under derivative contracts	28,249	28,249
Other long-term liabilities	360,100	360,100
Bank debt, long-term	5,040,500	5,040,500
Collateralized indebtedness	327,924	327,924
Senior notes and debentures	5,993,059	5,993,059
Senior subordinated notes and debentures	746,719	746,719
Notes payable	1,017	1,017
Capital lease obligations, long-term	60,620	60,620
Minority interests	49,091	49,091
Total liabilities	15,349,496	15,349,496

Commitments and contingencies

Stockholders’ deficiency:
Preferred Stock	—	—
CNYG Class A Common Stock	2,476	2,476
CNYG Class B Common Stock	642	642
RMG Class A Common Stock	—	—
RMG Class B Common Stock	—	—
Paid-in capital	1,252,756	1,318,041
Accumulated deficit	(3,409,696)	(3,498,937)
	(2,153,822)	(2,177,778)
Treasury stock, at cost	(360,058)	(360,058)
Accumulated other comprehensive loss	(3,562)	(3,562)
Total stockholders’ deficiency	(2,517,442)	(2,541,398)
	$12,832,054	$12,808,098

NOTE 4.        COMPREHENSIVE LOSS

The comprehensive loss, net of tax, for the three months ended March 31, 2006 equals the net loss for the respective period. The comprehensive loss, net of tax, for the three months ended March 31, 2005 amounted to $124,466, as restated.

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

NOTE 7.        ASSETS AND LIABILITIES HELD FOR SALE AND DISCONTINUED OPERATIONS

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

NOTE 8.        EQUITY PLANS

Equity Plans

The Company has an employee and a non-employee director stock plan under which it is authorized to grant incentive stock options, nonqualified stock options, restricted shares, restricted stock units, stock appreciation rights, and bonus awards. The employee stock plan expired in February 2006 and the non-employee director stock plan expires in May 2006. Under these plans, the exercise price of stock options can not be less than the fair market value per share of Cablevision’s Class A common stock on the date the option is granted and the options expire no later than 10 years from date of grant (or up to one additional year in the case of the death of a holder of nonqualified options). As discussed in Note 3, a review has determined that during the 1997-2002 period there were a number of instances in which stock options and stock appreciation rights were issued with exercise prices that were lower, and in some cases substantially lower, than the fair market value per share of the Company’s common stock on the actual date of grant. Stock appreciation rights provide for the employee to receive a cash payment in an amount equal to the difference between the fair market value of the stock as of the date the right is exercised, and the exercise price. Options and stock appreciation rights typically vest in 33-1/3% annual increments beginning one year from the date of grant and expire 10 years from the grant date. Restricted shares are typically subject to four year cliff vesting. Performance based options issued under the plans are typically subject to approximately two year or three year cliff vesting, with exercisability subject to performance criteria. Performance based options expire 10 years from the date of grant. Options and restricted stock units issued to non-employee directors vest on the date of grant.

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

Impact of the Adoption of Statement No. 123R

The Company adopted Statement No. 123R using the modified prospective transition method beginning January 1, 2006. Accordingly, for the three months ended March 31, 2006, the Company recorded stock based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under Statement No. 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For these awards, the Company has continued to recognize compensation expense using the accelerated attribution method under FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. For options and performance based option awards granted after January 1, 2006, the Company will recognize compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model using a straight-line amortization method. The Company did not grant any stock based awards during the three months ended March 31, 2006. For restricted shares and restricted stock unit awards granted after January 1, 2006, the Company will continue to recognize compensation expense, using a straight-line amortization method, based on the grant date price of the Company’s Class A common stock. The Company did not grant any restricted shares or restricted stock unit awards during the three months ended March 31, 2006. For stock appreciation rights granted after January 1, 2006, the Company will recognize compensation expense on a straight-line basis based on the estimated fair value at each reporting period using the Black-Scholes valuation model. The Company did not grant stock appreciation right awards during the three months ended March 31, 2006.

As Statement No. 123R requires that options and performance based option compensation expense be based on awards that are ultimately expected to vest, stock based compensation (which includes options, performance options, restricted stock, restricted share units and stock appreciation rights) for the three months ended March 31, 2006 has been reduced for estimated forfeitures. Forfeitures were estimated based on historical experience. Stock based compensation expense recognized as selling, general and administrative expense for the three months ended March 31, 2006 amounted to $16,423, as restated, (of which $13,521, as restated, related to equity classified awards). In connection with the adoption of Statement No. 123R, the Company recorded $862 as a cumulative effect of a change in accounting principle, net of taxes, in the Company’s statement of operations for the three months ended March 31, 2006.

Prior to adopting Statement No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Statement No. 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date in which the excess tax deductions result in a reduction of income taxes payable. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. No excess tax benefits for the three months ended March 31, 2006 were recorded as a result of adopting Statement No. 123R. Cash received from option exercises for the three months ended March 31, 2006 and 2005 was $1,381 and $2,215, respectively. The total income tax benefit recognized pursuant to the exercise of options recorded in stockholders’ deficiency was $0 and $621, as restated, for the three months ended March 31, 2006 and 2005, respectively.

Valuation Assumptions - Stock Options

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The Company’s computation of expected volatility is based on historical volatility of its common stock. The Company’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock based awards and vesting schedules. The interest rate for periods within the contractual life of the award is based on interest yields for U.S. Treasury instruments in effect at the time of grant. The Company applies a dividend yield of zero since it has historically never paid an ordinary dividend.

Share-Based Payment Award Activity

The following table summarizes activity for the Company’s stock options for the three months ended March 31, 2006:

				Weighted
	Shares Under Option			Average
	Time Vesting Options	Performance Vesting Options	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, December 31, 2005	9,402,430	809,000	$21.22
Granted	—	—	—
Exercised	(183,710)	—	11.21
Forfeited/Expired	(110,471)	—	35.38

Balance, March 31, 2006	9,108,249	809,000	$21.24	6.43	$67,576

Options exercisable at March 31, 2006	5,594,102	—	$19.22	4.30	$55,303

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

As of March 31, 2006, there was approximately $63,550, as restated, of total unrecognized compensation cost related to the Company’s unvested options, restricted shares and stock appreciation rights granted under our stock plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of eleven months.

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

Pro forma Information for Periods Prior to the Adoption of Statement No. 123R

Prior to the adoption of Statement No. 123R, the Company provided the disclosures required under Statement No. 123, as amended by SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosures. Employee share-based compensation expense for the six months ended March 31, 2005, including the adjustments resulting from the stock option review discussed in Note 3, is based on the accounting prescribed by APB Opinion No. 25 and related interpretations and has not been restated for the adoption of Statement No. 123R. Forfeitures of awards were recognized as they occurred.

The pro forma information for the three months ended March 31, 2005 was as follows:

As restated
Net loss	$(126,137)
Add: Stock based employee compensation cost included in reported net loss, net of taxes (a)	16,239
Deduct: Stock based employee compensation expense determined under fair value based method, net of taxes (a)	(11,944)
Pro forma net loss	$(121,842)

(a)                      Reflects the impact of the stock option review adjustments discussed in Note 3 and certain other pro forma tax rate adjustments.

As restated
Basic and diluted net loss per common share:
As reported	$(0.44)
Pro forma	$(0.42)

NOTE 9.        RECENTLY ADOPTED ACCOUNTING STANDARDS

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

NOTE 10.      BANK DEBT AND COLLATERALIZED INDEBTEDNESS

Bank Debt

On February 24, 2006, the Restricted Group (comprised primarily of the Company’s cable television subsidiaries and its commercial telephone subsidiary) entered into a new $2,400,000 credit facility with a group of banks consisting of three components: a $1,000,000 revolver that was undrawn at March 31,

2006, a $1,000,000 term A-1 facility and a $400,000 term A-2 facility that has since been refinanced and repaid in full, as described below. Approximately $1,300,000 of the $1,400,000 proceeds received from the term loans under the new credit facility was used to repay the outstanding borrowings and accrued interest under the prior Restricted Group credit facility that was scheduled to mature in June 2006, and fees and expenses. On March 29, 2006, the Restricted Group entered into a new $3,500,000 term B facility, of which approximately $400,000 of the proceeds was used to prepay the outstanding borrowings of the term A-2 facility, including accrued interest, and fees and expenses. The balance of the outstanding term B facility borrowings was invested in short-term AAA rated funds pending approval of the proposed special dividend by the Board of Directors and distributed to Cablevision on April 24, 2006 after the special dividend was approved by the Board of Directors (see Note 18).

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

Restricted Group Bank Debt Covenant Compliance:

On August 29, 2006, CSC Holdings advised the agent bank and the lenders under the new Restricted Group credit facility that due to the expected restatement of its financial statements resulting from the stock option review discussed in Note 3 it was unable to comply with its covenant to deliver financial information, due on that date, with respect to the periods ended June 30, 2005 and 2006. Under the new Restricted Group credit facility, the covenant noncompliance would become an event of default if the noncompliance remained unremedied for 30 days after notice from the agent bank or any lender (other than a lender under the term B facility) or for 60 days after notice from the agent bank or term B lenders holding at least 25% of the term B facility.

On August 29, 2006, the lenders under the new Restricted Group credit facility, other than the term B lenders (the “Required Revolver/Term A Lenders”), agreed to waive until September 22, 2006 any default resulting from the covenant noncompliance under the new Restricted Group credit facility due to the expected restatement so notice of default could not be given by such a lender until September 25, 2006 at the earliest and the Restricted Group would have 30 days from the date of any such notice to cure the default. CSC Holdings is delivering all required information under the new Restricted Group credit facility concurrently with the filing of this Form 10-Q/A and the information delivery covenant noncompliance will be cured with that delivery.

The Restricted Group did not obtain a waiver of the default resulting from the covenant noncompliance from the lenders holding term B loans under the new Restricted Group credit facility and, on September 7, 2006, the bank serving as administrative agent under the new Restricted Group credit facility gave a notice of default to CSC Holdings with respect to such term B covenant noncompliance. As a result, the Restricted Group has 60 days (until November 6, 2006) to cure its noncompliance with the financial information covenant. CSC Holdings is delivering all required information under the new Restricted Group credit facility concurrently with the filing of this Form 10-Q/A and the information delivery covenant noncompliance will be cured with that delivery.

Cablevision and CSC Holdings Indentures Covenant Compliance:

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

Cablevision and CSC Holdings are curing this covenant noncompliance by delivering all required information concurrently with the filing of this Form 10-Q/A at which time the Company will be in compliance with all of the covenants of its debt instruments.

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

NOTE 11.      INCOME TAXES

The income tax benefit attributable to continuing operations for the three months ended March 31, 2006 of $32,806, as restated, differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to the impact of non-deductible expenses, state taxes and a decrease in the valuation allowance of $7,144 relating to certain state net operating loss carry forwards.

The income tax benefit attributable to continuing operations for the three months ended March 31, 2005 of $37,465, as restated, differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to the impact of non-deductible expenses, state taxes and an increase to the valuation allowance of $4,004 relating to certain state net operating loss carry forwards.

In connection with the restatement of the condensed consolidated financial statements, as described in Note 3, the Company has recognized income tax benefit (expense) with regard to the additional non-cash stock based compensation expense to the extent that management does not anticipate a disallowance of tax deductions pursuant to IRC 162(m). Additionally, the Company has reduced previously recognized income tax benefits and corresponding deferred tax assets with respect to non-performance based restricted stock awards to the extent that management can reasonably anticipate the estimated disallowance of tax benefit upon vesting due to the limitations on executive compensation included in IRC 162(m).

The Company has notified the Internal Revenue Service of the stock option review. Under Section 162(m) of the Internal Revenue Code (“IRC 162(m)”) stock options and SARs that are in-the-money at the time of grant do not qualify as performance-based compensation and the Company is not entitled to a deduction for the compensation expense related to the exercise of those options or SARs held by officers who are covered by IRC 162(m). The Company has provided to the Internal Revenue Service an adjustment to reduce the Company’s net operating loss carry forward by $86,241 for all tax years through December 31, 2004 and in connection with the Company’s filing of its 2005 tax return, the net operating loss carry forward was further reduced by $2,244. As so reduced, the Company had a net operating loss carry forward at December 31, 2005 of $3.1 billion. The estimated amount of potential future compensation costs that would not be deductible for tax purposes pursuant to IRC 162(m) relating to stock options and SARs that were granted with exercise prices that were less than fair market value of Cablevision’s common stock on the actual date of grant that are currently outstanding and held by current executive officers would be less than $1,000 if exercised at Cablevision’s common stock price on September 15, 2006.

NOTE 12.      RESTRUCTURING

The following table summarizes the accrued restructuring liability, net of related sublease amounts, for continuing operations:

	2001 Plan	2002 Plan	2005 Plan
	Facility Realignment	Facility Realignment
	and Other Costs	and Other Costs	Employee Severance

Balance at December 31, 2005	$1,787	$798	$23
Additional credits	(609)	(76)	—
Payments	(412)	(432)	—

Balance at March 31, 2006	$766	$290	$23

At March 31, 2006, the restructuring liability of $8,413 was classified as a current liability in the condensed consolidated balance sheet.

The cumulative amount of restructuring charges incurred by the Company for continuing operations for each of the restructuring plans are as follows:

	2001 Plan	2002 Plan	2005 Plan	Total

Employee severance	$15,108	$19,586	$1,128	$35,822
Facility realignment and other costs	27,147	53,944	—	81,091
Cumulative restructuring charges recognized as of March 31, 2006	$42,255	$73,530	$1,128	$116,913

NOTE 13.      INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
	(As restated)
Gross carrying amount of amortizable intangible assets
Affiliation relationships and affiliate agreements	$782,367	$782,367
Broadcast rights and other agreements	86,748	86,748
Season ticket holder relationships	75,005	75,005
Suite holder contracts and relationships	21,167	21,167
Advertiser relationships	104,071	104,071
Other intangibles	88,266	87,400
	1,157,624	1,156,758
Accumulated amortization
Affiliation relationships and affiliate agreements	320,954	305,677
Broadcast rights and other agreements	45,742	44,075
Season ticket holder relationships	5,939	4,576
Suite holder contracts and relationships	3,322	2,491
Advertiser relationships	34,190	31,315
Other intangibles	31,649	29,810
	441,796	417,944
Indefinite-lived intangible assets
Franchises	731,848	731,848
Sports franchises	96,215	96,215
FCC licenses and other intangibles	19,180	19,076
Trademarks	53,880	53,880
Excess costs over the fair value of net assets acquired	992,527	993,426
	1,893,650	1,894,445

Total intangible assets, net	$2,609,478	$2,633,259

Aggregate amortization expense
Three months ended March 31, 2006 and year ended December 31, 2005 (excluding impairment charges of $899 and $5,524, respectively)	$23,933	$97,693

Estimated amortization expense
Year ending December 31, 2006		$94,791
Year ending December 31, 2007		93,358
Year ending December 31, 2008		90,915
Year ending December 31, 2009		84,508
Year ending December 31, 2010		81,447

The changes in the carrying amount of excess costs over the fair value of net assets acquired (“goodwill”) for the three months ended March 31, 2006 are as follows:

	Tele- communications	MSG	Rainbow	Other	Total Company
Balance as of December 31, 2005	$206,971	$724,033	$47,965	$14,457	$993,426
Impairment loss	—	—	—	(899)	(899)
Balance as of March 31, 2006	$206,971	$724,033	$47,965	$13,558	$992,527

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

	Three Months Ended March 31,
	2006	2005
Intersegment revenues
Telecommunications Services	$434	$1,610
Rainbow	8,928	15,340
Madison Square Garden	23,323	24,492
	$32,685	$41,442

Reconciliation (by Segment and in Total) of Adjusted Operating Cash Flow to Operating Income (Loss) from Continuing Operations

	Three Months Ended March 31,
	2006	2005
Adjusted operating cash flow from continuing operations
Telecommunications Services	$381,642	$325,393
Rainbow	26,887	39,334
Madison Square Garden	6,859	3,259
All Other (b)	(18,953)	(14,293)
	$396,435	$353,693

	Three Months Ended March 31,
	2006	2005
Depreciation and amortization (including impairments) included in continuing operations
Telecommunications Services	$222,728	$205,818
Rainbow	26,422	29,392
Madison Square Garden	16,073	12,706
All Other (b)	12,108	15,411
	$277,331	$263,327

	Three Months Ended March 31,
	2006	2005
	(As restated)	(As restated)
Share-based compensation expense included in continuing operations
Telecommunications Services	$7,661	$10,664
Rainbow	5,354	7,221
Madison Square Garden	3,095	4,069
All Other (b)	313	1,509
	$16,423	$23,463

	Three Months Ended March 31,
	2006	2005
Restructuring charges (credits) included in continuing operations
Telecommunications Services	$—	$1,122
Rainbow	—	—
Madison Square Garden	—	366
All Other (b)	(685)	(882)
	$(685)	$606

	Three Months Ended March 31,
	2006	2005
	(As restated)	(As restated)
Operating income (loss) from continuing operations
Telecommunications Services	$151,253	$107,789
Rainbow	(4,889)	2,721
Madison Square Garden	(12,309)	(13,882)
All Other (b)	(30,689)	(30,331)
	$103,366	$66,297

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three Months Ended March 31,
	2006	2005
	(As restated)	(As restated)
Operating income (loss) from continuing operations before income taxes
Total operating income for reportable segments	$134,055	$96,628
Other operating loss (b)	(30,689)	(30,331)
Operating income	103,366	66,297

Items excluded from operating income:
Interest expense	(193,135)	(190,864)
Interest income	5,900	3,800
Equity in net income (loss) of affiliates	1,408	(2,151)
Write-off of deferred financing costs	(4,587)	-
Gain (loss) on investments, net	7,238	(11,141)
Loss on derivative contracts, net	(6,780)	(1,632)
Minority interests	(1,337)	2,001
Miscellaneous, net	185	134
Loss from continuing operations before income taxes	$(87,742)	$(133,556)

(b)                     Includes amounts relating to Clearview Cinemas, PVI Virtual Media and corporate.  For the three months ended March 31, 2005, it also includes certain costs allocated to Fox Sports Net Ohio, Fox Sports Net Florida and Rainbow DBS (distribution operations) that were not eliminated as a result of the disposition or shut down of those businesses to the extent applicable.

	March 31,	December 31,
	2006	2005
	(As restated)	(As restated)
Assets
Telecommunications Services	$4,644,957	$4,527,206
Rainbow	2,515,673	2,573,132
Madison Square Garden	1,835,602	1,893,525
Corporate, other and intersegment eliminations	3,811,488	818,475
Assets held for sale	378	7,557
	$12,808,098	$9,819,895

	Three Months Ended March 31,
	2006	2005
Capital Expenditures
Telecommunications Services	$266,756	$160,602
Rainbow	847	4,721
Madison Square Garden	1,668	1,161
Corporate and other	3,125	6,737
	$272,396	$173,221

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

NOTE 16.      LEGAL MATTERS

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

Stock Option Related Matters

As described in Note 3, the Company announced on August 8, 2006 that, based on a voluntary review of its past practices in connection with grants of stock options and SARs, it has determined that the grant date and exercise price assigned to a number of its stock option and SAR grants during the 1997-2002 period did not correspond to the actual grant date and the closing price of Cablevision’s common stock on the actual grant date.  The review was conducted with a law firm that was not previously involved with the Company’s stock option plans.  The Company has advised the SEC and the U.S. Attorney’s Office for the Eastern District of New York of these matters and each has commenced an investigation.  The Company received a grand jury subpoena from the U.S. Attorney’s Office for the Eastern District of New York seeking documents related to the stock options issues.  The Company received a document request from the SEC relating to its informal investigation into these matters.  The Company intends to fully cooperate with such investigations.

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

NOTE 17.                  DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 18.      SUBSEQUENT EVENTS

On April 7, 2006, the Board of Directors of the Company declared a special cash dividend of $10.00 per share on each outstanding share of its Cablevision NY Group Class A common stock and Cablevision NY Group Class B common stock.  The dividend was paid on April 24, 2006 to holders of record at the close of business on April 18, 2006.  The dividend was paid from the proceeds of a distribution of approximately $3,000,000 held in cash and cash equivalents as of March 31, 2006 from CSC Holdings to Cablevision.  The CSC Holdings distribution was funded from the proceeds of its term B facility which closed on March 29, 2006 (See Note 10).  The dividend payment on all outstanding shares of Cablevision common stock amounted to approximately $2,834,649.  In addition, Cablevision has set aside approximately $126,838 representing $10.00 for each outstanding restricted share and stock appreciation rights and options vested as of December 31, 2004, which will be paid when, and if, the restrictions lapse on each restricted share and when, and if, such stock appreciation rights and options are exercised.

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
	(As restated)
	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents (includes $2,961,487 of unrestricted cash held for the payment of the special dividend in April 2006)	$3,489,352	$394,969
Restricted cash	6,946	8,454
Accounts receivable, trade (less allowance for doubtful accounts of $22,932 and $18,807)	385,539	421,950
Notes and other receivables	68,189	74,141
Investment securities	602	647
Prepaid expenses and other current assets	99,382	98,921
Feature film inventory, net	105,093	108,607
Deferred tax asset	51,076	58,049
Advances to affiliates	119,251	121,128
Investment securities pledged as collateral	656,412	723,476
Derivative contracts	188,276	268,539
Assets held for sale	378	7,557
Total current assets	5,170,496	2,286,438

Property, plant and equipment, net of accumulated depreciation of $5,725,468 and $5,494,994	3,897,685	3,868,077
Investments in affiliates	41,064	39,463
Investment securities pledged as collateral	246,137	199,430
Notes and other receivables	43,783	42,987
Derivative contracts	83,731	109,207
Other assets	80,235	83,801
Long-term feature film inventory, net	386,222	378,502
Deferred carriage fees, net	182,354	188,135
Franchises	731,848	731,848
Affiliation, broadcast and other agreements, net of accumulated amortization of $366,696 and $349,752	502,419	519,363
Other intangible assets, net of accumulated amortization of $75,100 and $68,192	382,684	388,622
Excess costs over fair value of net assets acquired	992,527	993,426
Deferred financing and other costs, net of accumulated amortization of $48,926 and $77,014	127,658	97,285
	$12,868,843	$9,926,584

See accompanying notes to

condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Dollars in thousands)

	March 31, 2006	December 31, 2005
	(As restated)
	(unaudited)
LIABILITIES AND STOCKHOLDER’S DEFICIENCY

Current Liabilities:

Accounts payable	$365,266	$373,362
Accrued liabilities	872,126	916,930
Accounts payable to affiliates	1,445	1,467
Deferred revenue	86,046	140,723
Feature film and other contract obligations	113,424	112,817
Liabilities under derivative contracts	87,078	101,580
Current portion of bank debt	53,500	8,560
Current portion of collateralized indebtedness	716,728	857,774
Current portion of capital lease obligations	8,743	8,586
Notes payable	6,978	8,438
Total current liabilities	2,311,334	2,530,237

Feature film and other contract obligations	356,121	351,673
Deferred revenue	15,838	16,219
Deferred tax liability	76,880	109,309
Liabilities under derivative contracts	28,249	17,571
Other long-term liabilities	360,100	361,018
Bank debt	5,040,500	1,842,940
Collateralized indebtedness	327,924	312,352
Senior notes and debentures	4,493,059	4,492,760
Senior subordinated notes and debentures	746,719	746,621
Notes payable	1,017	7,467
Capital lease obligations	60,620	51,201
Minority interests	49,091	55,190
Total liabilities	13,867,452	10,894,558

Commitments and contingencies

Stockholder’s deficiency:
Series A Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
Series B Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
8% Series D Cumulative Preferred Stock, $.01 par value, 112,500 shares authorized, none issued ($100 per share liquidation preference)	—	—
Common Stock, $.01 par value, 10,000,000 shares authorized, 9,529,987 shares issued and outstanding	95	95
Paid-in capital	2,401,376	2,392,805
Accumulated deficit	(3,396,518)	(3,357,312)
	(995,047)	(964,412)
Accumulated other comprehensive loss	(3,562)	(3,562)

Total stockholder’s deficiency	(998,609)	(967,974)
	$12,868,843	$9,926,584

See accompanying notes to

condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2006 and 2005

(Dollars in thousands)

(Unaudited)

	2006	2005
	(As restated)	(As restated)

Revenues, net	$1,409,272	$1,213,198

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	670,347	554,474
Selling, general and administrative	358,913	328,494
Restructuring charges (credits)	(685)	606
Depreciation and amortization (including impairments)	277,331	263,327
	1,305,906	1,146,901

Operating income	103,366	66,297

Other income (expense):
Interest expense	(161,048)	(161,322)
Interest income	5,900	3,800
Equity in net income (loss) of affiliates	1,408	(2,151)
Write-off of deferred financing costs	(4,587)	—
Gain (loss) on investments, net	6,917	(11,141)
Loss on derivative contracts, net	(6,780)	(1,632)
Minority interests	(1,337)	2,001
Miscellaneous, net	185	134
	(159,342)	(170,311)

Loss from continuing operations before income taxes	(55,976)	(104,014)

Income tax benefit	19,804	25,264

Loss from continuing operations	(36,172)	(78,750)
Loss from discontinued operations, net of taxes	(2,172)	(30,046)

Loss applicable to common shareholder before cumulative effect of a change in accounting principle	(38,344)	(108,796)
Cumulative effect of a change in accounting principle, net of taxes	(862)	—
Net loss	$(39,206)	$(108,796)

See accompanying notes to

condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2006 and 2005

(Dollars in thousands)

(Unaudited)

	2006	2005
	(As restated)	(As restated)
Cash flows from operating activities:
Loss from continuing operations	$(36,172)	$(78,750)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	277,331	263,327
Equity in net loss (income) of affiliates	(1,408)	2,151
Minority interests	1,337	(2,001)
Loss (gain) on investments, net	(6,917)	11,141
Write-off of deferred financing costs	4,587	—
Gain on derivative contracts	(3,187)	(6,648)
Amortization of deferred financing, discounts on indebtedness and other deferred costs	18,751	21,571
Stock based compensation expense related to equity classified awards	13,521	16,453
Deferred income tax	(23,524)	(30,498)
Amortization of feature film inventory	30,328	24,317
Changes in assets and liabilities	(105,833)	(24,272)
Net cash provided by operating activities	168,814	196,791

Cash flows from investing activities:
Capital expenditures	(272,396)	(173,221)
Payment for acquisitions	—	(4,231)
Proceeds from sale of equipment, net of costs of disposal	1,382	2,984
Decrease in investment securities and other investments	176	172
Decrease in restricted cash	1,508	663
Additions to other intangible assets	(975)	(9,192)
Increase in investments in affiliates, net	—	(28)
Net cash used in investing activities	(270,305)	(182,853)

Cash flows from financing activities:
Proceeds from bank debt	4,900,000	134,427
Repayment of bank debt	(1,657,500)	(117,113)
Proceeds from collateralized indebtedness	42,124	1,000
Repayment of collateralized indebtedness	(48,620)	—
Proceeds from derivative contracts	6,496	—
Payments on capital lease obligations and other debt	(2,175)	(3,687)
Deemed capital contribution from shareholder	—	10,863
Additions to deferred financing and other costs	(40,517)	(8)
Distributions to minority partners	(7,436)	—
Net cash provided by financing activities	3,192,372	25,482
Net effect of exchange rate changes on cash and cash equivalents	—	78
Net increase in cash and cash equivalents from continuing operations	3,090,881	39,498

Cash flows of discontinued operations (Revised - see Note 6):
Net cash used in operating activities	(410)	(33,505)
Net cash provided by (used in) investing activities	3,912	(10,320)
Net change in cash classified in assets held for sale	—	(13,610)
Net effect of discontinued operations on cash and cash equivalents	3,502	(57,435)
Cash and cash equivalents at beginning of year	394,969	771,479
Cash and cash equivalents at end of period	$3,489,352	$753,542

See accompanying notes to

condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

NOTE 1.        BUSINESS

CSC Holdings, Inc. (“CSC Holdings” or the “Company”), is a wholly-owned subsidiary of Cablevision Systems Corporation (“Cablevision”).  The Company and its majority-owned subsidiaries own and operate cable television systems and through the Company’s subsidiary, Rainbow Media Holdings LLC, have ownership interests in companies that produce and distribute national and regional entertainment and sports programming services, including Madison Square Garden, L.P.  The Company also owns companies that provide advertising sales services for the cable television industry, provide telephone service, operate motion picture theaters, and through April 30, 2005, provided direct broadcast satellite service.  The Company classifies its business interests into three segments:  Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations of its Cablevision Lightpath subsidiary; Rainbow, consisting principally of interests in national and regional cable television programming networks including AMC, The Independent Film Channel, WE: Women’s Entertainment, fuse and the VOOM HD Networks; and Madison Square Garden, which owns and operates professional sports teams, regional cable television sports networks and an entertainment business.

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

The financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 presented in this Form 10-Q/A are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.

NOTE 3.                RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company announced on August 8, 2006, that in light of published reports concerning the pricing of stock options and the timing of stock option grants at numerous other companies, the Company had undertaken a voluntary review of its past practices in connection with grants of stock options and stock appreciation rights (“SARs”). As a result of the review which was conducted with a law firm that was not previously involved with the Company’s stock option plans, the Company determined that the grant date and exercise price assigned to a number of its stock option and SAR grants during the 1997-2002 period did not correspond to the actual grant date and the closing price of Cablevision’s common stock on the actual grant date.  In such cases, the date assigned to the grant corresponded to the date of a unanimous written consent executed by the members of the compensation committee of the Company’s Board of Directors, but the date of that consent did not correspond to the actual date of the grant.  In nearly all such cases, the stock price on the assigned date was lower, sometimes substantially lower, than the price on the date the award was actually granted.  At all relevant times, the Company’s stock plan required that the exercise price of options be not less than the fair market value per share of the Company’s common stock on the date of grant.  The former officers of the Company and the Company’s former compensation consultant who were identified in the stock options review as having directly participated in the options dating process have either retired or had their relationship with the Company otherwise terminated (in every case more than one year prior to the commencement of the stock options review).

In addition to grant dating issues, the Company’s review identified certain modifications made to outstanding stock option award grants, principally extensions of expiration dates that were not accounted for properly.  In addition, two awards of options and one option modification were also incorrectly accounted for as having been granted to employees or modified for employees.  One of these two awards was to the Company’s former compensation consultant (which was subsequently cancelled in 2003) and the other award related to an executive officer whose death occurred after the stated grant date of the award and before the actual grant date.  The option modification that was incorrectly accounted for related to the options issued to this executive officer.  Management of the Company has concluded that the Company’s consolidated financial statements for the years ended December 31, 2005, 2004 and 2003, all quarterly periods in 2005 and 2004 and the quarter ended March 31, 2006 should be restated to adjust previously recognized amounts of non-cash stock based compensation (expense) benefit resulting from the Company’s stock option review.

The restatement of the Company’s previously issued financial statements reflects the following:

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

(d)   adjustments to previously recognized income tax benefit as a result of certain stock options and SARs that were granted to certain of the Company’s executive officers with exercise prices that were  less than fair market value of Cablevision’s common stock on the actual date of grant and, therefore, did not qualify as deductible performance-based compensation in accordance with Internal Revenue Code section 162(m) (“IRC 162(m)”); and

(e)   adjustments to income tax (expense) benefit related to items (a) through (c) above giving consideration to whether income tax benefit has been or is anticipated to be disallowed pursuant to IRC 162(m).

In addition, and not resulting from the review described above, the Company has also restated its previously issued financial statements to reflect the following stock based compensation related items which were identified by the Company prior to the initiation of the stock option review but were not previously reflected in the Company’s financial statements.  Although the Company concluded that such adjustments were not material to prior periods at the time the related accounting impacts were initially identified, the Company has concluded it is appropriate to include these adjustments in this restatement since such items relate to stock based compensation related matters.

1)     the recognition of compensation (expense) benefit related to certain stock option awards granted after July 1, 2000 and the associated income tax impacts that were originally accounted for as fixed awards with no compensation (expense) benefit recognized that should have been accounted for as variable awards through December 31, 2005 due to a dividend participation feature included in the Company’s stock option plans.  The accounting impacts associated with the dividend participation feature were initially identified by the Company’s management during the Company’s review of the impact of Cablevision’s proposed special cash dividend (which was paid in April 2006); and

2)     adjustments to previously recognized income tax benefits regarding the approach used to determine the tax benefit recognized with regard to compensation expense associated with restricted share awards for certain executive officers as limited by IRC 162(m).

The Company has restated its consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and all quarterly periods in 2005 and 2004 and is hereby also restating its consolidated financial statements for the quarter ended March 31, 2006.  The impact of the restatement adjustments extended to periods back to the year ended December 31, 1997 through the period ended March 31, 2006.

The table below reflects the impacts of the restatement adjustments discussed above on the Company’s condensed consolidated statements of operations for the periods presented below:

	Additional income (expense)
			Cumulative
	Three months ended		(January 1, 1997
	March 31,		through
	2006	2005	March 31, 2006)
	(dollars in thousands)
Stock option grant date changes	$52	$(3,817)	$(67,609)
Stock option grants and modifications of options to non-employees	110	110	(11,051)
Modifications to employee stock option awards	142	143	(8,021)
Option awards originally recorded as fixed awards that were subsequently determined to be variable awards	—	(5,169)	(6,034)
Total pre-tax stock option related accounting adjustments(a)	304	(8,733)	(92,715)
Income tax impact of restatement adjustments above	(124)	3,575	36,730
Income tax adjustments related to IRC 162(m) resulting from adjustments due to grant date changes	621	(834)	(23,749)
Income tax adjustments related to IRC 162(m) for restricted shares	161	(1,210)	(9,507)
Total tax adjustments	658	1,531	3,474
Total adjustments to net income (loss)	$962	$(7,202)	$(89,241)

Note: The additional income reflected in the pre-tax adjustments in the table above relate to the reversal of previously recognized compensation expense for forfeitures of stock based awards in the period prior to vesting and certain restricted stock award adjustments.

(a)   Recorded as adjustments to selling, general and administrative expense except for (expense) benefit of $5 and $(131) recorded as adjustments to equity in net income or loss of affiliates for the three months ended March 31, 2006 and 2005, respectively, due to allocations of stock based compensation (expense) benefit to certain affiliates accounted for under the equity method.

There was no impact on previously reported revenue, net cash provided by operating activities, net cash used in investing activities or net cash provided by financing activities as a result of these adjustments.  However, loss from continuing operations, equity in net (income) loss of affiliates, stock based compensation expense and deferred income tax amounts within cash flows from operating activities have been restated in the Company’s consolidated statements of cash flows to reflect the restatement adjustments above.

See Note 10 for the impact of the restatement adjustments on income taxes, Note 9 for the impact on the Company’s compliance with covenants of its debt instruments and Note 15 for a discussion of certain governmental investigations and litigation.

STATEMENTS OF OPERATIONS

The following table summarizes the consolidated statements of operations, giving effect to the restatement adjustments described above, showing previously reported amounts and restated amounts for the three months ended March 31, 2006 and 2005:

	Three months ended March 31, 2006		Three months ended March 31, 2005
	(As previously reported)	(As restated)	(As previously reported)	(As restated)

Revenues, net	$1,409,272	$1,409,272	$1,213,198	$1,213,198

Operating expenses:
Technical and operating	670,347	670,347	554,474	554,474
Selling, general and administrative	359,212	358,913	319,892	328,494
Restructuring charges (credits)	(685)	(685)	606	606
Depreciation and amortization	277,331	277,331	263,327	263,327
	1,306,205	1,305,906	1,138,299	1,146,901

Operating income	103,067	103,366	74,899	66,297

Other income (expense):
Interest expense	(161,048)	(161,048)	(161,322)	(161,322)
Interest income	5,900	5,900	3,800	3,800
Equity in net income (loss) of affiliates	1,403	1,408	(2,020)	(2,151)
Write-off of deferred financing costs	(4,587)	(4,587)	—	—
Gain (loss) on investments, net	6,917	6,917	(11,141)	(11,141)
Loss on derivative contracts, net	(6,780)	(6,780)	(1,632)	(1,632)
Minority interests	(1,337)	(1,337)	2,001	2,001
Miscellaneous, net	185	185	134	134
	(159,347)	(159,342)	(170,180)	(170,311)
Loss from continuing operations before income taxes	(56,280)	(55,976)	(95,281)	(104,014)
Income tax benefit	19,146	19,804	23,733	25,264

Loss from continuing operations	(37,134)	(36,172)	(71,548)	(78,750)
Loss from discontinued operations, net of taxes	(2,172)	(2,172)	(30,046)	(30,046)

Loss applicable to common shareholder before cumulative effect of a change in accounting principle	(39,306)	(38,344)	(101,594)	(108,796)
Cumulative effect of a change in accounting principle, net of taxes	(862)	(862)	—	—
Net loss	(40,168)	(39,206)	(101,594)	(108,796)

BALANCE SHEETS

The following table sets forth the consolidated balance sheet for the Company, giving effect to the restatement adjustments described above, showing previously reported amounts and restated amounts as of March 31, 2006:

	March 31, 2006
	(As previously reported)	(As restated)
ASSETS
Current Assets:
Cash and cash equivalents	$3,489,352	$3,489,352
Restricted cash	6,946	6,946
Accounts receivable, trade	385,539	385,539
Notes and other receivables	68,189	68,189
Investment securities	602	602
Prepaid expenses and other current assets	99,382	99,382
Feature film inventory, net	105,093	105,093
Deferred tax asset	51,076	51,076
Advances to affiliates	119,251	119,251
Investment securities pledged as collateral	656,412	656,412
Derivative contracts	188,276	188,276
Assets held for sale	378	378
Total current assets	5,170,496	5,170,496
Property, plant and equipment, net	3,897,685	3,897,685
Investments in affiliates	41,064	41,064
Investment securities pledged as collateral	246,137	246,137
Notes and other receivables	43,783	43,783
Derivative contracts	83,731	83,731
Other assets	80,235	80,235
Long-term feature film inventory, net	386,222	386,222
Deferred carriage fees, net	182,354	182,354
Franchises	731,848	731,848
Affiliation, broadcast and other agreements, net	502,419	502,419
Other intangible assets, net	382,684	382,684
Excess costs over fair value of net assets acquired	995,439	992,527
Deferred financing and other costs, net	127,658	127,658
	$12,871,755	$12,868,843

	March 31, 2006
	(As previously reported)	(As restated)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$365,266	$365,266
Accrued liabilities	872,126	872,126
Accounts payable to affiliates	1,445	1,445
Deferred revenue	86,046	86,046
Feature film and other contract obligations	113,424	113,424
Liabilities under derivative contracts	87,078	87,078
Current portion of bank debt	53,500	53,500
Current portion of collateralized indebtedness	716,728	716,728
Current portion of capital lease obligations	8,743	8,743
Notes payable	6,978	6,978
Total current liabilities	2,311,334	2,311,334
Feature film and other contract obligations	356,121	356,121
Deferred revenue	15,838	15,838
Deferred tax liability	55,836	76,880
Liabilities under derivative contracts	28,249	28,249
Other long-term liabilities	360,100	360,100
Bank debt	5,040,500	5,040,500
Collateralized indebtedness	327,924	327,924
Senior notes and debentures	4,493,059	4,493,059
Senior subordinated notes and debentures	746,719	746,719
Notes payable	1,017	1,017
Capital lease obligations, long-term	60,620	60,620
Minority interests	49,091	49,091
Total liabilities	13,846,408	13,867,452

Commitments and contingencies
Stockholders’ deficiency:
Series A Preferred Stock	—	—
Series B Preferred Stock	—	—
8% Series D Preferred Stock	—	—
Common Stock	95	95
Paid-in capital	2,336,091	2,401,376
Accumulated deficit	(3,307,277)	(3,396,518)
	(971,091)	(995,047)
Accumulated other comprehensive loss	(3,562)	(3,562)
Total stockholder’s deficiency	(974,653)	(998,609)
	$12,871,755	$12,868,843

As a result of the aforementioned restatement the related disclosures included in the notes to the consolidated financial statements have been revised, where applicable.

NOTE 4.                         COMPREHENSIVE LOSS

The comprehensive loss, net of tax, for the three months ended March 31, 2006 equals the net loss for the respective period. The comprehensive loss, net of tax, for the three months ended March 31, 2005 amounted to $107,125, as restated.

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

During the three months ended March 31, 2006 and 2005, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Three Months Ended March 31,
	2006	2005
Non-Cash Investing and Financing Activities:
Capital lease obligations	$11,751	$180
Redemption of collateralized indebtedness with restricted cash and related prepaid forward contract	—	116,544
Redemption of collateralized indebtedness with related prepaid forward contracts and stock	109,141	81,397
Redemption of collateralized indebtedness with related prepaid forward contracts	16,771	—
Supplemental Data:
Cash interest paid—continuing operations	169,623	161,582
Income taxes paid (refunded), net	4,479	(1,599)

In addition, the Company has revised its condensed consolidated statement of cash flows for the three months ended March 31, 2005 to separately disclose the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which had been previously reported on a combined basis as a single amount.

NOTE 7.                         ASSETS AND LIABILITIES HELD FOR SALE AND DISCONTINUED OPERATIONS

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

NOTE 8.                         RECENTLY ADOPTED ACCOUNTING STANDARDS

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

Cablevision adopted Statement No. 123R on January 1, 2006, using the modified prospective method.  The modified prospective method requires that compensation expense be recorded for the unvested portion of the restricted share awards, stock option awards and stock appreciation rights outstanding at December 31, 2005, over the remaining service periods related to such awards.  Cablevision will continue using the Black-Scholes valuation model in determining the fair value of share-based payments.  In accordance with the pro forma disclosure requirements of Statement No. 123, Cablevision recognized the majority of the share-based compensation costs using the accelerated recognition method.  Subsequent to January 1, 2006, Cablevision will continue to recognize the cost of previously granted share-based awards under the accelerated recognition method and will recognize the cost for new share-based awards on a straight-line basis over the requisite service period.  In connection with Cablevision’s adoption of Statement No. 123R, the Company recorded $862 as a cumulative change in accounting principle, net of taxes on the Company’s consolidated statement of operations.  Stock based compensation allocated to the Company by Cablevision for the three months ended March 31, 2006 was $16,423, as restated, and has been recorded as a component of selling, general and administrative expense.

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

Under the revolving credit facility and the term A-1 loan, there are generally no restrictions on investments that the Restricted Group may make, provided it is not in default.  Under the term B facility, there also are generally no restrictions on investments that the Restricted Group may make provided it is not in default; however, CSC Holdings must also remain in compliance with the maximum ratio of total indebtedness to cash flow and the maximum senior secured leverage ratio.  The Restricted Group can make distributions or other restricted payments so long as CSC Holdings is not in default but there is a limitation (initially $200,000, subject to increase to reflect capital contributions or issuance of equity interests) on restricted payments during any period when the cash flow leverage ratio is greater than 6.75 to 1 (6.0 to 1 September 30, 2006).  The $200,000 limitation does not apply to restricted payments by CSC Holdings to Cablevision to be used by Cablevision to make scheduled payments of principal or interest on its indebtedness.  The Restricted Group’s ability to make restricted payments is also limited by provisions in the indentures covering the Company’s notes and debentures.

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

Restricted Group Bank Debt Covenant Compliance:

On August 29, 2006, CSC Holdings advised the agent bank and the lenders under the new Restricted Group credit facility that due to the expected restatement of its financial statements resulting from the stock option review discussed in Note 3 it was unable to comply with its covenant to deliver financial information, due on that date, with respect to the periods ended June 30, 2005 and 2006. Under the new Restricted Group credit facility, the covenant noncompliance would become an event of default if the noncompliance remained unremedied for 30 days after notice from the agent bank or any lender (other than a lender under the term B facility) or for 60 days after notice from the agent bank or term B lenders holding at least 25% of the term B facility.

On August 29, 2006, the lenders under the new Restricted Group credit facility, other than the term B lenders (the “Required Revolver/Term A Lenders”), agreed to waive until September 22, 2006 any default resulting from the covenant noncompliance under the new Restricted Group credit facility due to the expected restatement so notice of default could not be given by such a lender until September 25, 2006 at the earliest and the Restricted Group would have 30 days from the date of any such notice to cure the default.  CSC Holdings is delivering all required information under the new Restricted Group credit facility concurrently with the filing of this Form 10-Q/A and the information delivery covenant noncompliance will be cured with that delivery .

The Restricted Group did not obtain a waiver of the default resulting from the covenant noncompliance from the lenders holding term B loans under the new Restricted Group credit facility and, on September 7, 2006, the bank serving as administrative agent under the new Restricted Group credit facility gave a notice of default to CSC Holdings with respect to such term B covenant noncompliance.  As a result, the Restricted Group has 60 days (until November 6, 2006) to cure its noncompliance with the financial information covenant.  CSC Holdings is delivering all required information under the new Restricted Group credit facility concurrently with the filing of this Form 10-Q/A and the information delivery covenant noncompliance will be cured with that delivery.

Cablevision and CSC Holdings Indentures Covenant Compliance:

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

Cablevision and CSC Holdings are curing this covenant noncompliance by delivering all required information concurrently with the filing of this Form 10-Q/A at which time the Company will be in compliance with all of the covenants of its debt instruments.

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

NOTE 10.                  INCOME TAXES

The income tax benefit attributable to continuing operations for the three months ended March 31, 2006 of $19,804, as restated, differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to the impact of non-deductible expenses, state taxes and a decrease in the valuation allowance of $7,144 relating to certain state net operating loss carry forwards.

The income tax benefit attributable to continuing operations for the three months ended March 31, 2005 of $25,264, as restated, differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to the impact of non-deductible expenses, state taxes and an increase to the valuation allowance of $4,004 relating to certain state net operating loss carry forwards.

In connection with the restatement of the condensed consolidated financial statements, as described in Note 3, the Company has recognized income tax benefit (expense) with regard to the additional non-cash stock based compensation expense to the extent that management does not anticipate a disallowance of tax deductions pursuant to IRC 162(m).  Additionally, the Company has reduced previously recognized income tax benefits and corresponding deferred tax assets with respect to non-performance based restricted stock awards to the extent that management can reasonably anticipate the estimated disallowance of tax benefit upon vesting due to the limitations on executive compensation included in IRC 162(m).

The Company has notified the Internal Revenue Service of the stock option review. Under Section 162(m) of the Internal Revenue Code (“IRC 162(m)”) stock options and SARs that are in-the-money at the time of grant do not qualify as performance-based compensation and the Company is not entitled to a deduction for the compensation expense related to the exercise of those options or SARs held by officers who are covered by IRC 162(m).  The Company has provided to the Internal Revenue Service an adjustment to reduce the Company’s net operating loss carry forward by $86,241 for all tax years through December 31, 2004 and in connection with the Company’s filing of its 2005 tax return, the net operating loss carry forward was further reduced by $2,244. As so reduced, the Company had a net operating loss carry forward at December 31, 2005 of $3.1 billion. The estimated amount of potential future compensation costs that would not be deductible for tax purposes pursuant to IRC 162(m) relating to stock options and SARs that were granted with exercise prices that were less than fair market value of Cablevision’s common stock on the actual date of grant that are currently outstanding and held by current executive officers would be less than $1,000 if exercised at Cablevision’s common stock price on September 15, 2006.

NOTE 11.                  RESTRUCTURING

The following table summarizes the accrued restructuring liability, net of related sublease amounts, for continuing operations:

	2001 Plan	2002 Plan	2005 Plan
	Facility Realignment and Other Costs	Facility Realignment and Other Costs	Employee Severance

Balance at December 31, 2005	$1,787	$798	$23
Additional credits	(609)	(76)	—
Payments	(412)	(432)	—
Balance at March 31, 2006	$766	$290	$23

At March 31, 2006, the restructuring liability of $8,413 was classified as a current liability in the condensed consolidated balance sheet.

The cumulative amount of restructuring charges incurred by the Company for continuing operations for each of the restructuring plans are as follows:

	2001 Plan	2002 Plan	2005 Plan	Total
Employee severance	$15,108	$19,586	$1,128	$35,822
Facility realignment and other costs	27,147	53,944	—	81,091
Cumulative restructuring charges recognized as of March 31, 2006	$42,255	$73,530	$1,128	$116,913

NOTE 12.      INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
	(As restated)
Gross carrying amount of amortizable intangible assets
Affiliation relationships and affiliate agreements	$782,367	$782,367
Broadcast rights and other agreements	86,748	86,748
Season ticket holder relationships	75,005	75,005
Suite holder contracts and relationships	21,167	21,167
Advertiser relationships	104,071	104,071
Other intangibles	88,266	87,400
	1,157,624	1,156,758
Accumulated amortization
Affiliation relationships and affiliate agreements	320,954	305,677
Broadcast rights and other agreements	45,742	44,075
Season ticket holder relationships	5,939	4,576
Suite holder contracts and relationships	3,322	2,491
Advertiser relationships	34,190	31,315
Other intangibles	31,649	29,810
	441,796	417,944
Indefinite-lived intangible assets
Franchises	731,848	731,848
Sports franchises	96,215	96,215
FCC licenses and other intangibles	19,180	19,076
Trademarks	53,880	53,880
Excess costs over the fair value of net assets acquired	992,527	993,426
	1,893,650	1,894,445

Total intangible assets, net	$2,609,478	$2,633,259

Aggregate amortization expense
Three months ended March 31, 2006 and year ended December 31, 2005 (excluding impairment charges of $899 and $5,524, respectively)	$23,933	$97,693

Estimated amortization expense
Year ending December 31, 2006		$94,791
Year ending December 31, 2007		93,358
Year ending December 31, 2008		90,915
Year ending December 31, 2009		84,508
Year ending December 31, 2010		81,447

The changes in the carrying amount of excess costs over the fair value of net assets acquired (“goodwill”) for the three months ended March 31, 2006 are as follows:

	Tele- communications	MSG	Rainbow	Other	Total Company
Balance as of December 31, 2005	$206,971	$724,033	$47,965	$14,457	$993,426
Impairment loss	—	—	—	(899)	(899)
Balance as of March 31, 2006	$206,971	$724,033	$47,965	$13,558	$992,527

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

	Three Months Ended March 31,
	2006	2005
Intersegment revenues
Telecommunications Services	$434	$1,610
Rainbow	8,928	15,340
Madison Square Garden	23,323	24,492
	$32,685	$41,442

Reconciliation (by Segment and in Total) of Adjusted Operating Cash Flow to Operating Income (Loss) from Continuing Operations

	Three Months Ended March 31,
	2006	2005
Adjusted operating cash flow from continuing operations
Telecommunications Services	$381,642	$325,393
Rainbow	26,887	39,334
Madison Square Garden	6,859	3,259
All Other (b)	(18,953)	(14,293)
	$396,435	$353,693

	Three Months Ended March 31,
	2006	2005
Depreciation and amortization (including impairments) included in continuing operations
Telecommunications Services	$222,728	$205,818
Rainbow	26,422	29,392
Madison Square Garden	16,073	12,706
All Other (b)	12,108	15,411
	$277,331	$263,327

	Three Months Ended March 31,
	2006	2005
	(As restated)	(As restated)
Share-based compensation expense included in continuing operations
Telecommunications Services	$7,661	$10,664
Rainbow	5,354	7,221
Madison Square Garden	3,095	4,069
All Other (b)	313	1,509
	$16,423	$23,463

	Three Months Ended March 31,
	2006	2005
Restructuring charges (credits) included in continuing operations
Telecommunications Services	$—	$1,122
Rainbow	—	—
Madison Square Garden	—	366
All Other (b)	(685)	(882)
	$(685)	$606

	Three Months Ended March 31,
	2006	2005
	(As restated)	(As restated)
Operating income (loss) from continuing operations
Telecommunications Services	$151,253	$107,789
Rainbow	(4,889)	2,721
Madison Square Garden	(12,309)	(13,882)
All Other (b)	(30,689)	(30,331)
	$103,366	$66,297

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three Months Ended March 31,
	2006	2005
	(As restated)	(As restated)
Operating income (loss) from continuing operations before income taxes
Total operating income for reportable segments	$134,055	$96,628
Other operating loss (b)	(30,689)	(30,331)
Operating income	103,366	66,297

Items excluded from operating income:
Interest expense	(161,048)	(161,322)
Interest income	5,900	3,800
Equity in net income (loss) of affiliates	1,408	(2,151)
Write-off of deferred financing costs	(4,587)	—
Gain (loss) on investments, net	6,917	(11,141)
Loss on derivative contracts, net	(6,780)	(1,632)
Minority interests	(1,337)	2,001
Miscellaneous, net	185	134
Loss from continuing operations before income taxes	$(55,976)	$(104,014)

(b)                     Includes amounts relating to Clearview Cinemas, PVI Virtual Media and corporate. For the three months ended March 31, 2005, it also includes certain costs allocated to Fox Sports Net Ohio, Fox Sports Net Florida and Rainbow DBS (distribution operations) that were not eliminated as a result of the disposition or shut down of those businesses to the extent applicable.

	March 31,	December 31,
	2006	2005
	(As restated)	(As restated)
Assets
Telecommunications Services	$4,644,957	$4,527,206
Rainbow	2,515,673	2,573,132
Madison Square Garden	1,835,602	1,893,525
Corporate, other and intersegment eliminations	3,872,233	925,164
Assets held for sale	378	7,557
	$12,868,843	$9,926,584

	Three Months Ended March 31,
	2006	2005
Capital Expenditures
Telecommunications Services	$266,756	$160,602
Rainbow	847	4,721
Madison Square Garden	1,668	1,161
Corporate and other	3,125	6,737
	$272,396	$173,221

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

Stock Option Related Matters

As described in Note 3, the Company announced on August 8, 2006 that, based on a voluntary review of its past practices in connection with grants of stock options and SARs, it has determined that the grant date and exercise price assigned to a number of its stock option and SAR grants during the 1997-2002 period did not correspond to the actual grant date and the closing price of Cablevision’s common stock on the actual grant date. The review was conducted with a law firm that was not previously involved with the Company’s stock option plans. The Company has advised the SEC and the U.S. Attorney’s Office for the Eastern District of New York of these matters and each has commenced an investigation. The Company received a grand jury subpoena from the U.S. Attorney’s Office for the Eastern District of New York seeking documents related to the stock options issues. The Company received a document request from the SEC relating to its informal investigation into these matters. The Company intends to fully cooperate with such investigations.

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

We have incurred substantial expenses in 2006 for legal, accounting, tax and other professional services in connection with Cablevision’s voluntary review of its past practices in connection with grants of stock options and SARs, the preparation of the restated financial statements, stock option related litigation, and the investigations by the SEC and the U.S. Attorney’s Office for the Eastern District of New York. We expect to continue to incur substantial expenses in connection with these matters.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity, and results of operations.  The information below has been adjusted to reflect the impacts of the restatement of our financial results which is more fully described in the Explanatory Note on page 2 of this Form 10-Q/A and in Note 3 of the condensed consolidated financial statements of Cablevision and CSC Holdings included in this Form 10-Q/A and does not reflect any subsequent information or events occurring after the date of the Original Filing.

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

Lightpath, our commercial telephone and commercial broadband business, which accounted for approximately 4% of our consolidated revenues for the three months ended March 31, 2006, operates in the most competitive business telecommunications market in the country and competes against the very largest telecommunications companies - both incumbent local exchange companies, other competitive local exchange companies and long distance companies.  To the extent that dominant market leaders decide to reduce their prices, future success of the Company may be impaired.  The trend in business communications has been shifting from a wired voice medium to a wireless, data medium.  Should this trend accelerate dramatically, future growth of Lightpath may be negatively impacted.

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

The operating results of the Fox Sports Net Ohio and Fox Sports Net Florida businesses and those of the Rainbow DBS distribution business which was shut down in April 2005 have been reported in discontinued operations in the Company’s condensed consolidated statements of operations for all periods presented.

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

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA

	Three Months Ended March 31,
	2006		2005
					(Increase)
		% of Net		% of Net	Decrease
(dollars in thousands)	Amount	Revenues	Amount	Revenues	in Net Loss
	(As restated)		(As restated)
Revenues, net	$1,409,272	100%	$1,213,198	100%	$196,074
Technical and operating (excluding depreciation, amortization and impairments shown below)	670,347	48	554,474	46	(115,873)
Selling, general and administrative	358,913	25	328,494	27	(30,419)
Restructuring charges (credits)	(685)	—	606	—	1,291
Depreciation and amortization (including impairments)	277,331	20	263,327	22	(14,004)
Operating income	103,366	7	66,297	5	37,069
Other income (expense):
Interest expense, net	(187,235)	(13)	(187,064)	(15)	(171)
Equity in net income (loss) of affiliates	1,408	—	(2,151)	—	3,559
Write-off of deferred financing costs	(4,587)	—	—	—	(4,587)
Gain (loss) on investments, net	7,238	1	(11,141)	(1)	18,379
Loss on derivative contracts, net	(6,780)	—	(1,632)	—	(5,148)
Minority interests	(1,337)	—	2,001	—	(3,338)
Miscellaneous, net	185	—	134	—	51
Loss from continuing operations before income taxes	(87,742)	(6)	(133,556)	(11)	45,814
Income tax benefit	32,806	2	37,465	3	(4,659)
Loss from continuing operations	(54,936)	(4)	(96,091)	(8)	41,155
Loss from discontinued operations, net of taxes	(2,172)	—	(30,046)	(2)	27,874
Loss before cumulative effect of a change in accounting	(57,108)	(4)	(126,137)	(10)	69,029
Cumulative effect of a change in accounting, net of taxes	(862)	—	—	—	(862)
Net loss	$(57,970)	(4)%	$(126,137)	(10)%	$68,167

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

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs and costs of customer call centers.  Selling, general and administrative expenses increased $30.4 million (9%) for the three months ended March 31, 2006, as compared to the same period in 2005.  The net increase is attributable to the following:

(dollars in millions)

Increase in sales and marketing costs	$13.9
Increase in customer related costs of the Telecommunications Services segment	11.8
Higher expenses relating to a long-term incentive plan	7.3
Increase in other general and administrative costs	4.0
Decrease in stock plan expenses (includes the effects of adopting Statement No. 123R)	(7.0)
Other net increases, net of intersegment eliminations	0.4
$30.4

As a percentage of revenues, selling, general and administrative expenses decreased 2% for the three months ended March 31, 2006 as compared to the same period in 2005.

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
$0.2

Equity in net income (loss) of affiliates amounted to $1.4 million for the three months ended March 31, 2006 compared to $(2.2) million for the same period in 2005.  Such amounts consist of the Company’s share of the net income or loss of certain businesses in which the Company has varying minority equity method ownership interests.

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

Income tax benefit attributable to continuing operations of $32.8 million for the three months ended March 31, 2006 resulted primarily from the pretax loss, a decrease in the valuation allowance of $7.1 million relating to certain state net operating loss carry forwards and state taxes, partially offset by the impact of non-deductible expenses.  Income tax benefit attributable to continuing operations of $37.5 million for the three months ended March 31, 2005 resulted primarily from the pretax loss and state taxes, partially offset by the impact of non-deductible expenses and an increase to the valuation allowance of $4.0 million relating to certain state net operating loss carry forwards.

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

	Three Months Ended March 31,
	2006		2005
	Amount	% of Net Revenues	Amount	% of Net Revenues	Increase (Decrease) in Operating Income
	(dollars in thousands)
	(As restated)		(As restated)

Revenues, net	$993,283	100%	$851,146	100%	$142,137
Technical and operating expenses (excluding depreciation and amortization)	419,168	42	359,412	42	(59,756)
Selling, general and administrative expenses	200,134	20	177,005	21	(23,129)
Restructuring charges	—	—	1,122	—	1,122
Depreciation and amortization	222,728	22	205,818	24	(16,910)
Operating income	$151,253	15%	$107,789	13%	$43,464

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

Selling, general and administrative expenses increased $23.1 million (13%) for the three months ended March 31, 2006 as compared to the same period in 2005.  The net increase is attributable to the following:

(dollars in millions)

Increase in customer related costs primarily due to increased subscribers	$11.8
Increase in sales and marketing costs	8.2
Increase in expenses relating to a long-term incentive plan	2.8
Other general and administrative cost increases	2.1
Decrease in stock plan expenses (includes the effects of adopting Statement No. 123R)	(3.0)
Other net increases, net of intra-segment eliminations	1.2
$23.1

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

	Three Months Ended March 31,
	2006		2005
	Amount	% of Net Revenues	Amount	% of Net Revenues	Increase (Decrease) in Operating Income
	(dollars in thousands)
	(As restated)		(As restated)

Revenues, net	$206,331	100%	$200,479	100%	$5,852
Technical and operating expenses (excluding depreciation and amortization, shown below)	92,853	45	80,384	40	(12,469)
Selling, general and administrative expenses	91,945	45	87,982	44	(3,963)
Depreciation and amortization	26,422	13	29,392	15	2,970
Operating income (loss)	$(4,889)	(2)%	$2,721	1%	$(7,610)

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

Selling, general and administrative expenses increased $4.0 million (5%) for the three months ended March 31, 2006 as compared to the same period in 2005.  The net increase for the three months ended March 31, 2006 consisted of an increase of $5.7 million from higher selling, marketing and advertising costs primarily related to the marketing and promotion of original productions and licensed content, an increase of $1.9 million in charges related to a long-term incentive plan, partially offset by a decrease of $1.8 million from lower administrative costs and a decrease of $1.8 million related to stock plan charges (includes the effects of adopting Statement No. 123R).  As a percentage of revenues, selling, general and administrative expenses increased 1% for the three months ended March 31, 2006 compared to the same period in 2005.

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

	Three Months Ended March 31,
	2006		2005
	Amount	% of Net Revenues	Amount	% of Net Revenues	(Increase) Decrease in Operating Loss
	(dollars in thousands)
	(As restated)		(As restated)

Revenues, net	$223,842	100%	$179,493	100%	$44,349
Technical and operating expenses (excluding depreciation and amortization)	173,463	77	134,877	75	(38,586)
Selling, general and administrative expenses	46,615	21	45,426	25	(1,189)
Restructuring charges	—	—	366	—	366
Depreciation and amortization	16,073	7	12,706	7	(3,367)
Operating loss	$(12,309)	(5)%	$(13,882)	(8)%	$1,573

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

Selling, general and administrative expenses for the three months ended March 31, 2006 increased $1.2 million (3%) as compared to the 2005 level primarily due to an increase in expenses related to Cablevision’s long-term incentive plan, other labor related charges, higher expenses resulting from the return of National Hockey League games, as well as higher professional fees.  These increases were partially offset by a decrease in expense related to Cablevision’s employee stock plans, including the impact of the adoption of Statement No. 123R.

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

CASH FLOW DISCUSSION

Operating Activities

Net cash provided by operating activities amounted to $166.9 million for the three months ended March 2006 compared to $194.6 million for the three months ended March 31, 2005.  The 2006 cash provided by operating activities resulted from $222.4 million of income before depreciation and amortization, $21.3 million of non-cash items and $36.5 million from a decrease in current and other assets.  Partially offsetting these increases were decreases in cash resulting from a $55.1 million decrease in deferred revenue, a $34.5 million increase in feature film inventory resulting from new film licensing agreements and a $23.7 million decrease in accounts payable and accrued and other liabilities.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The three components of the new Restricted Group credit facility, the undrawn $1.0 billion revolver, the $1.0 billion term A-1 facility and the $3.5 billion term B facility, are direct obligations of CSC Holdings, guaranteed by most Restricted Group subsidiaries and secured by the pledge of the stock of most Restricted Group subsidiaries.  The revolving credit facility and the term A-1 loan have a six year maturity and the term B loan has a seven year maturity.  The revolver has no required interim repayments, the $1.0 billion term A-1 loan requires quarterly repayments aggregating 0% in year one, 5% in each of years two and three, 25% in each of years four and five, and 40% in the final year and the $3.5 billion term B loan is subject to quarterly repayments totaling 1% in each of years one through six and 94% in the final year.  The weighted average interest rate on borrowings under the term A-1 loan facility as of March 31, 2006 was 6.14%.  The interest rate on the borrowings under the $3.5 billion term B facility is the Eurodollar Rate (as defined) plus 1.75% or prime rate plus.75%, at the Company’s election.  On April 3, 2006, the interest rate on the term B loan borrowings converted to the Eurodollar Rate plus 1.75%, which approximated 6.7%.

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

Debt Covenants

CSC Holdings Credit Agreement:

On August 29, 2006, CSC Holdings advised the agent bank and the lenders under the new Restricted Group credit facility that due to the expected restatement of its financial statements resulting from the stock option review discussed in the Explanatory Note on page 2 of this Form 10-Q/A and Note 3 of our condensed consolidated financial statements, it was unable to comply with its covenant to deliver financial information, due on that date, with respect to the periods ended June 30, 2005 and 2006. Under the new Restricted Group credit facility, the covenant noncompliance would become an event of default if the noncompliance remained unremedied for 30 days after notice from the agent bank or any lender (other than a lender under the term B facility) or for 60 days after notice from the agent bank or term B lenders holding at least 25% of the term B facility.

On August 29, 2006, the lenders under the new Restricted Group credit facility, other than the term B lenders (the “Required Revolver/Term A Lenders”), agreed to waive until September 22, 2006 any default resulting from the covenant noncompliance under the new Restricted Group credit facility due to the expected restatement so notice of default could not be given by such a lender until September 25, 2006 at the earliest and the Restricted Group would have 30 days from the date of any such notice to cure the default.  CSC Holdings is delivering all required information under the new Restricted Group credit facility concurrently with the filing of this Form 10-Q/A and the information delivery covenant noncompliance will be cured by that delivery.

The Restricted Group did not obtain a waiver of the default resulting from the covenant noncompliance from the lenders holding term B loans under the new Restricted Group credit facility and, on September 7, 2006, the bank serving as administrative agent under the new Restricted Group credit facility gave a notice of default to CSC Holdings with respect to such term B covenant noncompliance.  As a result, the Restricted Group has 60 days (until November 6, 2006) to cure its noncompliance with the financial information covenant.  CSC Holdings is delivering all required information under the new Restricted Group credit facility concurrently with the filing of this Form 10-Q/A and the information delivery covenant noncompliance will be cured by that delivery.

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

Cablevision and CSC Holdings are curing this covenant noncompliance by delivering all required information concurrently with the filing of this Form 10-Q/A at which time the Company will be in compliance with all of the covenants of its debt instruments.

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

RNS’ s future access to the debt markets and the cost of any future debt issuances are also influenced by its credit ratings, which are provided by Moody’s Investors Service and Standard and Poor’s.  On February 27, 2006, Standard and Poor’s announced that RNS’s corporate credit rating was changed to BB from BB-, the senior secured bank loan rating to BB+ from BB and the senior and senior subordinated unsecured debt to B+ from B.  The ratings outlook was changed to stable from developing.  Moody’s ratings are B1 for the corporate family rating, Ba3 for the senior secured bank loan, B2 for the senior unsecured debt and B3 for the senior subordinated debt and the ratings outlook is stable.  In August 2006, Standard & Poor’s placed all of RNS’s ratings on creditwatch with negative implications as a result of the stock option review.  Any future downgrade to RNS’s credit ratings by either rating agency could increase the interest rate on future debt issuances and could adversely impact RNS’s ability to raise additional funds.

Madison Square Garden

Madison Square Garden does not have a credit facility at this time.  We currently expect Madison Square Garden’s funding requirements for the next twelve months to be met by its cash on hand and cash from operations.

Obligations Under Derivative Contracts

To manage interest rate risk, we have entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates.  Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment.  We do not enter into interest rate swap contracts for speculative or trading purposes and have only entered into transactions with counterparties that are rated investment grade.  All of our interest rate derivative contracts are entered into by CSC Holdings and are thus attributable to the Restricted Group; all such contracts are carried at their current fair market values on our consolidated balance sheet, with changes in value reflected in the condensed consolidated statement of operations.

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

*                             Excludes Leapfrog monetization contract.

The underlying stock and the equity collars are carried at fair market value on our condensed consolidated balance sheet and the collateralized indebtedness is carried at its accreted value.  At maturity, the contracts provide for the option to deliver cash or shares of General Electric, Charter Communications, AT&T, Comcast, or Leapfrog stock (as the case may be), with a value determined by reference to the applicable stock price at maturity.

All of our monetization transactions are obligations of our wholly-owned subsidiaries that are not part of the Restricted Group; however, in the General Electric and Charter Communications transactions and certain of the 2005 Comcast transactions, CSC Holdings provided guarantees of the subsidiaries’ ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  The guarantee exposure approximates the net sum of the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and the equity collar.  All of our equity derivative contracts are carried at their current fair market value on our condensed consolidated balance sheet with changes in value reflected in the condensed consolidated statement of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings.  As of March 31, 2006, the fair value of our equity derivative contracts was $198.6 million, a net receivable position.  For the three months ended March 31, 2006, we recorded a net gain on all outstanding equity derivative contracts of $1.2 million.  We also recorded an unrealized and realized gain on our holdings of the underlying stocks of $6.9 million for the three months ended March 31, 2006, as shown in the following table:

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

All of our prepaid interest rate swaps are carried at their current fair market values on our condensed consolidated balance sheet with changes in value reflected in the condensed consolidated statement of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings.  As of March 31, 2006, the fair value of our prepaid interest rate derivative contracts was $27.7 million, a net liability position.

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

Item 4.                                   Controls and Procedures

Background of Restatement

As disclosed in the Explanatory Note on page 2 of this Form 10-Q/A and in Note 3 of our condensed consolidated financial statements included in this Form 10-Q/A, the Company disclosed on August 8, 2006, that in light of published reports concerning the pricing of stock options and the timing of stock option grants at numerous other companies, the Company had undertaken a voluntary review of its past practices in connection with grants of stock options and SARs.  As a result of the review, which was conducted with a law firm that was not previously involved with the Company’s stock option plans, the Company determined that the date and exercise price assigned to a number of its stock option and SAR grants during the 1997-2002 period did not correspond to the actual grant date and the closing price of the Company’s common stock on the actual grant date.

In addition to grant dating issues, the Company’s review identified certain modifications made to outstanding stock option grants prior to 2002, principally extensions of expiration dates that were not accounted for properly. In addition, two awards of options and one option modification were also incorrectly accounted for as having been granted to employees or modified for employees.  One of these two awards was to the Company’s former compensation consultant (which was subsequently cancelled in 2003) and the other award related to an executive officer whose death occurred after the stated grant date of the award and before the actual grant date.  The option modification that was incorrectly accounted for related to the options issued to this executive officer. Management of the Company has concluded that the Company’s consolidated financial statements for the years ended December 31, 2005, 2004 and 2003, all quarterly periods in 2005 and 2004, and the quarterly period ended March 31, 2006 should be restated to adjust previously recognized amounts of non-cash stock based compensation (expense) benefit and the related income tax impacts.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Cablevision’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Securities and Exchange Commission rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006.

Management’s Report on Internal Control Over Financial Reporting

During the quarter ended March 31, 2006, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Consideration of the Restatement

In coming to the conclusions that our disclosure controls and procedures were effective as of March 31, 2006, management’s evaluation considered whether the disclosure controls and procedures in place at March 31, 2006 operated to ensure that information relating to option grants required to be disclosed by the Company in its reports required to be filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. As a result of this evaluation, management has concluded that as of March 31, 2006, there were effective disclosure controls and procedures to prevent or detect a material misstatement of reports required to be filed under the Exchange Act.

Changes in Internal Control

None.

PART II.  OTHER INFORMATION

Item 6.                                   Exhibits

(a)                                  Index to Exhibits.

10.1	Form of Performance Award Agreement (May 3, 2006) (incorporated herein by reference to Exhibit 10.1 to Cablevision’s Quarterly Report on Form 10-Q for the quarter ended March 31,2006).

10.2

First Amendment, dated as of March 27, 2006, to the Credit Agreement, dated as of February 24, 2006, among CSC Holdings, Inc., certain subsidiaries of CSC Holdings, Inc., Bank of America, N.A., as Administrative Agent, and the financial institutions listed on the signature pages thereto (incorporated herein by reference to Exhibit 10.2 to Cablevision’s Quarterly Report on Form 10-Q for the quarter ended March 31,2006).

10.3

Second Amendment, dated as of March 29, 2006, to the Credit Agreement, dated as of February 24, 2006, among CSC Holdings, Inc., certain subsidiaries of CSC Holdings, Inc., Bank of America, N.A., as Administrative Agent, and the financial institutions listed on the signature pages thereto (incorporated herein by reference to Exhibit 10.3 to Cablevision’s Quarterly Report on Form 10-Q for the quarter ended March 31,2006).

10.4

Incremental Term Supplement, dated as of March 29, 2006, among CSC Holdings, Inc., the banks party thereto, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.4 to Cablevision’s Quarterly Report on Form 10-Q for the quarter ended March 31,2006).

10.5

Employment Agreement dated April 28, 2006 between Cablevision Systems Corporation and Michael P. Huseby (incorporated herein by reference to Exhibit 10.5 to Cablevision’s Quarterly Report on Form 10-Q for the quarter ended March 31,2006).

31.1	Section 302 Certification of the CEO

31.2	Section 302 Certification of the CFO

32	Section 906 Certification of the CEO and CFO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Cablevision Systems Corporation
CSC Holdings, Inc.

Date:	September 20, 2006		/s/ Michael P. Huseby
		By:	Michael P. Huseby as Executive Vice President and Chief Financial Officer of Cablevision Systems Corporation and CSC Holdings, Inc.