Form 10-Q
period 2006-09-30
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS INC
filed 2006-11-08
CIK 1053112, 784681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

	Large accelerated filer				Accelerated filer				Non-accelerated filer

Cablevision Systems Corporation	Yes	☒	No	☐	Yes	☐	No	☐	Yes	☐	No	☐
CSC Holdings, Inc.	Yes	☐	No	☐	Yes	☐	No	☐	Yes	☒	No	☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Cablevision Systems Corporation	Yes	☐	No	☒
CSC Holdings, Inc.	Yes	☐	No	☒

Number of shares of common stock outstanding as of November 3, 2006:

Cablevision NY Group Class A Common Stock —	228,391,624
Cablevision NY Group Class B Common Stock —	63,736,814
CSC Holdings, Inc. Common Stock —	11,595,635

CSC Holdings, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format applicable to CSC Holdings, Inc.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

FORM 10-Q

EXPLANATORY NOTE

In this Form 10-Q, Cablevision Systems Corporation (“Cablevision”) and CSC Holdings, Inc. (“CSC Holdings” and collectively with Cablevision, the “Company” or the “Registrants”) are presenting restated consolidated financial statements as of and for the three and nine months ended September 30, 2005 as previously reported in the Company’s Form 10-K/A for the year ended December 31, 2005 filed on September 21, 2006 (the “2005 Form 10-K/A”).  These restatements were made to reflect additional non-cash stock-based compensation (expense) benefit, and related income tax effects, relating to a number of stock option grants, including modifications, during the period 1997 through 2002, as well as certain other impacts associated with other forms of stock-based compensation.

The effects of these previously reported restatements are reflected in the financial statements and other financial data included in this Form 10-Q.  See Note 3 of our condensed consolidated financial statements included in this Form 10-Q and our 2005 Form 10-K/A, our Form 10-Q/A for the quarter ended March 31, 2006 (the “March 31, 2006 Form 10-Q/A”) and our Form 10-Q for the quarter ended June 30, 2006 (the “June 30, 2006 Form 10-Q”) (all of which were filed with the SEC on September 21, 2006) for further information regarding this previously reported restatement.

PART I.  FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q for the period ended September 30, 2006 is separately filed by Cablevision Systems Corporation (“Cablevision”) and CSC Holdings, Inc. (“CSC Holdings” and collectively with Cablevision and their subsidiaries, the “Company” or “we”, “us” or “our”).

This Quarterly Report contains statements that constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995, including disclosures relating to the Dolan Family Group Proposal, restructuring charges, availability under credit facilities, levels of capital expenditures, sources of funds and funding requirements, and the Company’s estimated adjustments to the Company’s financial statements that will be necessary as a result of the implementation of Staff Accounting Bulletin No. 108, among others.  Investors are cautioned that such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors.  Factors that may cause such differences to occur include, but are not limited to:

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

•                  developments in the government investigations and litigation related to past practices of the Company in connection with grants of stock options and stock appreciation rights (“SARs”);

•                  developments in the government investigations relating to improper expense recognition and the timing of recognition of launch support, marketing and other payments under affiliation agreements;

•                  the outcome of litigation and other proceedings, including the matters described under “Legal Matters” and “Other Matters” in the notes to our condensed consolidated financial statements;

•                  general economic conditions in the areas in which we operate;

•                  demand for advertising inventory;

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

•                  the outcome of the proposal from the Dolan Family Group to acquire all of the outstanding shares of the Company’s common stock, except for the shares held by the Dolan Family Group;

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

Item 1.   Financial Statements

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$522,475	$397,496
Restricted cash	5,840	8,454
Accounts receivable, trade (less allowance for doubtful accounts of $18,593 and $18,807)	410,988	421,950
Notes and other receivables	36,812	74,141
Investment securities	9,985	10,408
Prepaid expenses and other current assets	130,521	98,921
Feature film inventory, net	110,299	108,607
Deferred tax asset	238,223	10,788
Advances to affiliates	62	70
Investment securities pledged as collateral	105,575	723,476
Derivative contracts	102,861	268,539
Assets held for sale	—	7,557
Total current assets	1,673,641	2,130,407

Property, plant and equipment, net of accumulated depreciation of $6,197,702 and $5,494,994	3,793,937	3,868,077
Investments in affiliates	46,127	39,463
Investment securities pledged as collateral	912,489	199,430
Notes and other receivables	43,476	42,987
Derivative contracts	—	109,207
Other assets	80,127	83,801
Deferred tax asset	—	25,662
Long-term feature film inventory, net	371,060	378,502
Deferred carriage fees, net	170,777	188,135
Franchises	731,848	731,848
Affiliation, broadcast and other agreements, net of accumulated amortization of $400,586 and $349,752	468,529	519,363
Other intangible assets, net of accumulated amortization of $88,544 and $68,192	362,438	388,622
Excess costs over fair value of net assets acquired	987,406	993,426
Deferred financing and other costs, net of accumulated amortization of $63,504 and $85,450	134,859	120,965
	$9,776,714	$9,819,895

See accompanying notes to
condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (cont’d)
(Dollars in thousands)

	September 30,	December 31,
	2006	2005
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$398,036	$373,362
Accrued liabilities	1,092,247	944,956
Accounts payable to affiliates	1,307	1,467
Deferred revenue	162,304	140,723
Feature film and other contract obligations	108,223	112,817
Liabilities under derivative contracts	1,604	101,580
Current portion of bank debt	81,250	8,560
Current portion of collateralized indebtedness	209,736	857,774
Current portion of capital lease obligations	7,450	8,586
Notes payable	11,209	8,438
Total current liabilities	2,073,366	2,558,263

Feature film and other contract obligations	326,135	351,673
Deferred revenue	14,818	16,219
Deferred tax liability	91,341	—
Liabilities under derivative contracts	144,713	17,571
Other long-term liabilities	283,111	361,018
Bank debt	4,948,000	1,842,940
Collateralized indebtedness	747,554	312,352
Senior notes and debentures	5,993,657	5,992,760
Senior subordinated notes and debentures	496,913	746,621
Notes payable	1,017	7,467
Capital lease obligations	56,092	51,201
Minority interests	48,565	55,190
Total liabilities	15,225,282	12,313,275

Commitments and contingencies

Stockholders’ Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	—	—
CNYG Class A Common Stock, $.01 par value, 800,000,000 shares authorized, 250,581,381 and 247,430,685 shares issued and 228,322,381 and 225,268,714 shares outstanding	2,506	2,474
CNYG Class B Common Stock, $.01 par value, 320,000,000 shares authorized, 63,736,814 and 64,160,264 shares issued and outstanding	637	642
RMG Class A Common Stock, $.01 par value, 600,000,000 shares authorized, none issued	—	—
RMG Class B Common Stock, $.01 par value, 160,000,000 shares authorized, none issued	—	—
Paid-in capital	40,613	1,307,786
Accumulated deficit	(5,128,704)	(3,440,967)
	(5,084,948)	(2,130,065)
Treasury stock, at cost (22,259,000 and 22,161,971 shares)	(360,058)	(359,753)
Accumulated other comprehensive loss	(3,562)	(3,562)
Total stockholders’ deficiency	(5,448,568)	(2,493,380)
	$9,776,714	$9,819,895

See accompanying notes to
condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2006 and 2005
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
Revenues, net	$1,408,736	$1,241,745	$4,242,017	$3,686,730

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	638,906	548,526	1,911,643	1,621,677
Selling, general and administrative	348,661	317,388	1,081,671	987,450
Restructuring charges (credits)	(1,729)	1,438	(4,483)	2,093
Depreciation and amortization (including impairments)	287,463	266,536	847,521	804,915
	1,273,301	1,133,888	3,836,352	3,416,135
Operating income	135,435	107,857	405,665	270,595

Other income (expense):
Interest expense	(243,387)	(189,614)	(686,100)	(572,164)
Interest income	4,661	2,727	27,556	12,530
Equity in net income of affiliates	2,677	2,277	5,872	1,600
Write-off of deferred financing costs	(6,084)	—	(14,083)	—
Gain (loss) on sale of affiliate interests	—	(16)	—	65,467
Gain (loss) on investments, net	100,922	(20,207)	179,113	(97,354)
Gain (loss) on derivative contracts, net	(130,019)	10,915	(172,634)	75,450
Loss on extinguishment of debt	—	—	(13,125)	—
Minority interests	(3,061)	(2,822)	(6,833)	(3,067)
Miscellaneous, net	2,231	232	2,239	119
	(272,060)	(196,508)	(677,995)	(517,419)
Loss from continuing operations before income taxes	(136,625)	(88,651)	(272,330)	(246,824)
Income tax benefit	77,889	24,829	132,756	60,341
Loss from continuing operations	(58,736)	(63,822)	(139,574)	(186,483)
Income (loss) from discontinued operations, net of taxes	(421)	870	37,895	211,192
Income (loss) before cumulative effect of a change in accounting principle, net of taxes	(59,157)	(62,952)	(101,679)	24,709
Cumulative effect of a change in accounting principle	—	—	(862)	—
Net income (loss)	$(59,157)	$(62,952)	$(102,541)	$24,709
Basic and diluted net income (loss) per share:

Loss from continuing operations	$(0.21)	$(0.22)	$(0.49)	$(0.65)

Income (loss) from discontinued operations	$—	$—	$0.13	$0.73

Cumulative effect of a change in accounting principle	$—	$—	$—	$—
Net income (loss)	$(0.21)	$(0.22)	$(0.36)	$0.09

Weighted average common shares (in thousands)	283,901	288,507	283,484	288,171

See accompanying notes to
condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2006 and 2005
(Dollars in thousands)
(Unaudited)

	2006	2005
		(As restated)
Cash flows from operating activities:
Loss from continuing operations	$(139,574)	$(186,483)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	847,521	804,915
Equity in net income of affiliates	(5,872)	(1,600)
Minority interests	6,833	3,067
Gain on sale of affiliate interests	—	(65,467)
Unrealized loss (gain) on investments, net	(173,701)	97,354
Write-off of deferred financing costs	14,083	—
Unrealized loss (gain) on derivative contracts	143,159	(102,298)
Loss on extinguishment of debt	13,125	—
Amortization of deferred financing, discounts on indebtedness and other deferred costs	57,716	63,594
Share-based compensation expense related to equity classified awards	46,922	42,975
Deferred income tax benefit	(139,696)	(67,217)
Amortization and write-off of feature film inventory	91,598	82,757
Provision for doubtful accounts	38,171	36,423
Changes in other assets and liabilities	(91,405)	(61,453)
Net cash provided by operating activities	708,880	646,567

Cash flows from investing activities:
Capital expenditures	(700,331)	(540,058)
Payment for acquisitions	—	(4,231)
Proceeds from sale of equipment, net of costs of disposal	9,425	3,647
Decrease (increase) in investment securities and other investments	1,120	(12,671)
Decrease in restricted cash	2,614	27,187
Additions to other intangible assets	(1,414)	(11,611)
Increase in investments in affiliates, net	—	(180)
Net cash used in investing activities	(688,586)	(537,917)

Cash flows from financing activities:
Proceeds from bank debt	5,438,000	434,527
Repayment of bank debt	(2,260,250)	(866,750)
Redemption of senior subordinated debentures	(263,125)	—
Proceeds from exercise of stock options	11,103	12,585
Proceeds from collateralized indebtedness	529,520	169,376
Repayment of collateralized indebtedness	(480,419)	(174,838)
Dividend distribution to common stockholders	(2,838,591)	—
Proceeds from derivative contracts	6,496	6,462
Settlement of derivative contracts	(50,864)	—
Payments on capital lease obligations and other debt	(6,655)	(10,019)
Deemed contribution from stockholder	—	6,337
Additions to deferred financing and other costs	(47,374)	(70)
Distributions to minority partners	(13,458)	(9,108)
Net cash provided by (used in) financing activities	24,383	(431,498)
Net effect of exchange rate changes on cash and cash equivalents	—	191
Net increase (decrease) in cash and cash equivalents from continuing operations	44,677	(322,657)
Cash flows of discontinued operations (Revised - see Note 6):
Net cash provided by (used in) operating activities	75,835	(72,313)
Net cash provided by (used in) investing activities	4,467	(120,445)
Net change in cash classified in assets held for sale	—	95,337
Net effect of discontinued operations on cash and cash equivalents	80,302	(97,421)
Cash and cash equivalents at beginning of year	397,496	771,479
Cash and cash equivalents at end of period	$522,475	$351,401

See accompanying notes to
condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

NOTE 1.                BUSINESS

Cablevision Systems Corporation and its majority-owned subsidiaries (“Cablevision” or the “Company”) own and operate cable television systems and through the Company’s subsidiary, Rainbow Media Holdings LLC, have ownership interests in companies that produce and distribute national and regional entertainment and sports programming services, including Madison Square Garden, L.P.  The Company also owns companies that provide advertising sales services for the cable television industry, provide telephone service, operate motion picture theaters, and through April 30, 2005, provided direct broadcast satellite service.  The Company classifies its business interests into three segments:  Telecommunications Services, consisting principally of its video, high-speed data, and Voice over Internet Protocol services and its commercial data and voice services operations of Optimum Lightpath; Rainbow, consisting principally of interests in national and regional cable television programming networks, including AMC, IFC, WE tv (formerly WE: Women’s Entertainment), fuse and VOOM HD; and Madison Square Garden, which owns and operates professional sports teams, regional cable television sports programming networks and an entertainment business.

NOTE 2.                BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these financial statements do not include all the information and notes required for complete annual financial statements.

The financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 presented in this Form 10-Q are unaudited; however, in the opinion of management, such financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

Share-Based Compensation

On January 1, 2006, the Company adopted Financial Accounting Standards No. 123R, Share-Based Payment (“Statement No. 123R”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  Statement No. 123R eliminates the ability to account for share-based compensation transactions, as the Company formerly did, using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair-value-based method and recognize such fair value of share-based payments as expenses in the consolidated statement of operations.

The Company adopted Statement No. 123R using the modified prospective method as of January 1, 2006. The Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of adopting Statement No. 123R.  In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of Statement No. 123R (See Note 8).

Share-based compensation expense recognized during the period is based on the fair value of the portion of share-based payment awards that is ultimately expected to vest.  Share-based compensation expense recognized in the condensed consolidated statement of operations during the three and nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”).  As share-based compensation expense recognized in the statements of operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  Statement No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under Statement No. 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

Reclassifications

The operating results of Fox Sports Net Chicago have been classified as discontinued operations in the condensed consolidated statements of operations and cash flows for all periods presented.

NOTE 3.                RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company announced on August 8, 2006, that in light of published reports concerning the pricing of stock options and the timing of stock option grants at numerous other companies, the Company had undertaken a voluntary review of its past practices in connection with grants of stock options and stock appreciation rights (“SARs”).  As a result of the review which was conducted with a law firm that was not previously involved with the Company’s stock option plans, the Company determined that the grant date and exercise price assigned to a number of its stock option and SAR grants during the 1997-2002 period did not correspond to the actual grant date and the fair market value of Cablevision’s common stock on the actual grant date.  In such cases, the date assigned to the grant corresponded to the date of a unanimous written consent executed by the members of the compensation committee of the Company’s

Board of Directors, but the date of that consent did not correspond to the actual date of the grant.  In nearly all such cases, the stock price on the assigned date was lower, sometimes substantially lower, than the price on the date the award was actually granted.  At all relevant times, the Company’s stock plan required that the exercise price of options be not less than the fair market value per share of the Company’s common stock on the date of grant (defined in the plan as the closing price).  The former officers of the Company and the Company’s former compensation consultant who were identified in the stock option review as having directly participated in the options dating process have either retired or had their relationship with the Company otherwise terminated (in every case more than one year prior to the commencement of the stock option review).

In addition to grant dating issues, the Company’s review identified certain modifications made to outstanding stock option award grants, principally extensions of expiration dates that were not accounted for properly.  In addition, two awards of options and one option modification were also incorrectly accounted for as having been granted to employees or modified for employees.  One of these two awards was to the Company’s former compensation consultant (which was subsequently cancelled in 2003) and the other award related to an executive officer whose death occurred after the stated grant date of the award and before the actual grant date.  The option modification that was incorrectly accounted for related to the options issued to this former executive officer.  Management of the Company concluded that the Company’s consolidated financial statements for the years ended December 31, 2005, 2004 and 2003, all quarterly periods in 2005 and 2004 and the quarter ended March 31, 2006 should be restated to adjust previously recognized amounts of non-cash stock-based compensation (expense) benefit resulting from the Company’s stock option review.  These restatements were reflected in the Company’s Form 10-K/A for the year ended December 31, 2005 (the “2005 Form 10-K/A”), the Form 10-Q/A for the quarter ended March 31, 2006 (the “March 31, 2006 Form 10-Q/A”) and the Form 10-Q for the quarter ended June 30, 2006 (the “June 30, 2006 Form 10-Q”), all of which were filed with the SEC on September 21, 2006.

The restatement of the Company’s previously issued financial statements, which was previously reported in the Company’s 2005 Form 10-K/A, March 31, 2006 Form 10-Q/A and June 30, 2006 Form 10-Q, reflected the following:

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

In addition, and not resulting from the review described above, the Company also restated its previously issued financial statements to reflect the following stock-based compensation related items which were identified by the Company prior to the initiation of the stock option review but were not previously reflected in the Company’s financial statements.  Although the Company concluded that such adjustments were not material to prior periods at the time the related accounting impacts were initially identified, the Company concluded it was appropriate to include these adjustments in those restatements since such items relate to stock-based compensation related matters.

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

The Company restated its consolidated financial statements for the years ended December 31, 2005, 2004 and 2003, all quarterly periods in 2005 and 2004 and the quarter ended March 31, 2006 as reflected in the Company’s 2005 Form 10-K/A and the March 31, 2006 Form 10-Q/A which were filed with the SEC on September 21, 2006.  This Form 10-Q includes restated financial information for the three and nine months ended September 30, 2005.  The impact of the restatement adjustments extended to periods back to the year ended December 31, 1997 through the period ended March 31, 2006.

The table below reflects the impacts of the restatement adjustments discussed above on the Company’s condensed consolidated statements of operations for the periods presented below:

	Additional income (expense)
			Cumulative
	Three Months	Nine Months	(January 1,
	Ended	Ended	1997 through
	September 30,	September 30,	March 31,
	2005	2005	2006)
Stock option grant date changes	$1,600	$(6,369)	$(67,609)
Stock option grants and modifications of options to non-employees	110	329	(11,051)
Modifications to employee stock option awards	143	429	(8,021)
Option awards originally recorded as fixed awards that were subsequently determined to be variable awards	(411)	(13,555)	(6,034)
Total pre-tax stock option related accounting adjustments(a)	1,442	(19,166)	(92,715)
Income tax impact of restatement adjustments above	(590)	7,846	36,730
Income tax adjustments related to IRC 162(m) resulting from adjustments due to grant date changes	81	(972)	(23,749)
Income tax adjustments related to IRC 162(m) for restricted shares	(1,005)	(3,205)	(9,507)
Total tax adjustments	(1,514)	3,669	3,474
Total adjustments to net income (loss)	$(72)	$(15,497)	$(89,241)

Note:       The additional income reflected in the pre-tax adjustments in the table above relate to the reversal of previously recognized compensation expense for forfeitures of stock-based awards in the period prior to vesting and certain restricted stock award adjustments.

(a)                      Recorded as adjustments to selling, general and administrative expense except for (expense) income of $10 and $(292) recorded as adjustments to equity in net income or loss of affiliates for the three and nine months ended September 30, 2005, respectively, due to allocations of stock-based compensation expense to certain affiliates accounted for under the equity method.

There was no impact on previously reported revenue for the three and nine months ended September 30, 2005 or net cash provided by operating activities, net cash used in investing activities or net cash used in financing activities for the nine months ended September 30, 2005 as a result of these adjustments.  However, loss from continuing operations, equity in net income of affiliates, share-based compensation expense related to equity classified awards and deferred income tax amounts within cash flows from operating activities have been restated in the Company’s condensed consolidated statements of cash flows for the nine months ended September 30, 2005 to reflect the restatement adjustments above.

The following table summarizes the condensed consolidated statements of operations, giving effect to the restatement adjustments described above, showing previously reported amounts and restated amounts for the three and nine months ended September 30, 2005:

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005
	(As previously reported)	(As restated)	(As previously reported)	(As restated)
Revenues, net	$1,241,745	$1,241,745	$3,686,730	$3,686,730
Operating expenses:
Technical and operating	548,526	548,526	1,621,677	1,621,677
Selling, general and administrative	318,820	317,388	968,576	987,450
Restructuring charges	1,438	1,438	2,093	2,093
Depreciation and amortization	266,536	266,536	804,915	804,915
	1,135,320	1,133,888	3,397,261	3,416,135
Operating income	106,425	107,857	289,469	270,595
Other income (expense):
Interest expense	(189,614)	(189,614)	(572,164)	(572,164)
Interest income	2,727	2,727	12,530	12,530
Equity in net income of affiliates	2,267	2,277	1,892	1,600
Gain (loss) on sale of affiliate interests	(16)	(16)	65,467	65,467
Loss on investments, net	(20,207)	(20,207)	(97,354)	(97,354)
Gain on derivative contracts, net	10,915	10,915	75,450	75,450
Minority interests	(2,822)	(2,822)	(3,067)	(3,067)
Miscellaneous, net	232	232	119	119
	(196,518)	(196,508)	(517,127)	(517,419)
Loss from continuing operations before income taxes	(90,093)	(88,651)	(227,658)	(246,824)
Income tax benefit	26,343	24,829	56,672	60,341
Loss from continuing operations	(63,750)	(63,822)	(170,986)	(186,483)
Income from discontinued operations, net of taxes	870	870	211,192	211,192
Net income (loss)	$(62,880)	$(62,952)	$40,206	$24,709
Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.22)	$(0.22)	$(0.59)	$(0.65)
Income from discontinued operations	$—	$—	$0.73	$0.73
Net income (loss)	$(0.22)	$(0.22)	$0.14	$0.09

NOTE 4.                COMPREHENSIVE INCOME (LOSS)

The comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2006 equals the net income (loss) for the respective periods.  The comprehensive income (loss), net of tax, as restated, for the three and nine months ended September 30, 2005 amounted to $(62,952) and $26,440, respectively.

NOTE 5.                INCOME (LOSS) PER COMMON SHARE

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

The Company generated a loss from continuing operations for the three and nine months ended September 30, 2006 and 2005, therefore, the outstanding common stock equivalents during each respective period had no dilutive effect to the basic weighted average shares outstanding.

NOTE 6.                CASH FLOWS

For purposes of the condensed consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

During the nine months ended September 30, 2006 and 2005, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Nine Months Ended September 30,
	2006	2005
Non-Cash Investing and Financing Activities:
Acquisition of the 40% minority interest in certain Regional Programming Partners entities in exchange for the Company’s interests in Fox Sports Net Ohio, Fox Sports Net Florida, National Sports Partners and National Advertising Partners	$—	$604,080
Note payable, including interest, contributed by News Corporation to Regional Programming Partners	—	152,907
Capital lease obligations	11,751	180
Dividends payable on equity classified share-based awards	67,760	—
Redemption of collateralized indebtedness with restricted cash and related prepaid forward contract	—	116,544
Redemption of collateralized indebtedness with related prepaid forward contracts and stock	250,412	167,181
Redemption of collateralized indebtedness with related prepaid forward contracts	31,385	22,943
Rights payments offset with repayment of a note receivable	—	36,689
Supplemental Data:
Cash interest paid - continuing operations	604,877	509,304
Cash interest paid - discontinued operations	12	81
Income taxes paid (refunded), net	10,015	(5,158)

In addition, the Company has revised its condensed consolidated statement of cash flows for the nine months ended September 30, 2005 to separately disclose the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which had been previously reported on a combined basis as a single amount.

NOTE 7.                                                 ASSETS AND LIABILITIES HELD FOR SALE AND DISCONTINUED OPERATIONS

Fox Sports Net Chicago

In June 2006, the operations of the Fox Sports Net Chicago programming business were shut down.  In connection with the shut down, the Company recorded a goodwill impairment charge of $5,121 which has been classified in discontinued operations.

Rainbow DBS

In April 2005, the operations of the Rainbow DBS satellite distribution business were shut down.  In connection with the shut down, certain assets of the business, including the Rainbow 1 direct broadcast satellite and certain other related assets were sold to a subsidiary of EchoStar for $200,000 in cash.  This transaction closed in November 2005.  In addition, Rainbow DBS had FCC licenses to construct, launch and operate five fixed service Ka-band satellites and had entered into a contract in November 2004 for the construction by Lockheed Martin of these five Ka-band satellites at a cost of $740,000.  Rainbow DBS had the right to terminate the contract at any time, subject to certain maximum termination liabilities.  Rainbow DBS exercised this right on November 21, 2005, and the amount paid to Lockheed Martin in excess of the termination liability was repaid to the Company in March 2006.

In September 2005, Loral Space and Communications Holding Corporation (“Loral”) filed an action for breach of its agreement with Rainbow DBS alleging that the sale of the Rainbow 1 satellite and related assets to EchoStar would trigger a Make Whole Payment of $33,000 plus interest, or approximately $50,400 as of September 30, 2006.  The Company believes that it has substantial defenses to Loral’s claim and is contesting the lawsuit vigorously.  Accordingly, no provision has been made for such Make Whole Payment in the accompanying condensed consolidated financial statements.

Certain assets of the Rainbow DBS satellite distribution business, previously included in the Rainbow DBS segment, amounting to $7,557, had been classified as assets held for sale in the consolidated balance sheet of the Company at December 31, 2005.  These assets related to the direct broadcast satellite television business of Rainbow DBS and consisted of equipment and other assets.  In the first quarter of 2006, the Company recorded an impairment loss of $7,179 which has been classified in discontinued operations.  In the second quarter of 2006, the assets were sold.

Discontinued Operations

The operating results of Fox Sports Net Ohio and Fox Sports Net Florida (in connection with the Regional Programming Partners restructuring in April 2005), Fox Sports Net Chicago and the Rainbow DBS satellite distribution business (in connection with the Board of Directors’ authorization to shut down the business), net of taxes, have been classified in the consolidated statements of operations as discontinued operations for all periods presented.  Operating results of discontinued operations for the three and nine months ended September 30, 2006 and 2005 are summarized below:

	Three Months Ended September 30, 2006
	Fox Sports Net Chicago	Rainbow DBS Distribution Business	Total
Revenues, net	$—	$—	$—

Income (loss) before income taxes	$311	$(1,025)	$(714)
Income tax (expense) benefit	(127)	420	293

Net income (loss)	$184	$(605)	$(421)

	Nine Months Ended September 30, 2006
	Fox Sports Net Chicago	Rainbow DBS Distribution Business	Total
Revenues, net*	$78,974	$—	$78,974

Income (loss) before income taxes	$72,601	$(4,875)	$67,726
Income tax (expense) benefit	(31,827)	1,996	(29,831)

Net income (loss)	$40,774	$(2,879)	$37,895

*                    This amount includes $77,996 representing the collection in June 2006 of affiliate revenue from a cable affiliate, including $74,696 relating to periods prior to the second quarter of 2006, that had not been previously recognized due to a contractual dispute.  The underlying contract was terminated in June 2006 and no further payments will be received under this contract.

	Three Months Ended September 30, 2005
	Fox Sports Net Chicago	Fox Sports Net Ohio and Fox Sports Net Florida	Rainbow DBS Distribution Business	Total
Revenues, net	$1,456	$—	$—	$1,456

Income (loss) before income taxes	$752	$(32)	$756	$1,476
Income tax benefit (expense)	(309)	14	(311)	(606)

Net income (loss)	$443	$(18)	$445	$870

	Nine Months Ended September 30, 2005
	Fox Sports Net Chicago	Fox Sports Net Ohio and Fox Sports Net Florida	Rainbow DBS Distribution Business	Other	Total
Revenues, net	$1,636	$40,018	$8,771	$—	$50,425

Income (loss) before income taxes	$1,192	$465,778	$(109,029)	$4,256	$362,197
Income tax benefit (expense)	(490)	(193,618)	44,854	(1,751)	(151,005)

Net income (loss) including gain on restructuring of RPP of $265,531, and other gain of $2,520, net of taxes	$702	$272,160	$(64,175)	$2,505	$211,192

NOTE 8.                EQUITY PLANS

Equity Plans

In April 2006, the Company’s Board of Directors approved the Cablevision Systems Corporation 2006 Employee Stock Plan and the Cablevision Systems Corporation 2006 Stock Plan for Non-Employee Directors, which was approved by the Company’s stockholders at its annual stockholders meeting on May 18, 2006.

Under the 2006 Employee Stock Plan, the Company is authorized to grant incentive stock options, nonqualified stock options, restricted shares, restricted stock units, stock appreciation rights and other equity-based awards.  The Company may grant awards for up to 23,000,000 shares of Cablevision NY Group Class A common stock (subject to certain adjustments).  Options and stock appreciation rights under the 2006 Employee Stock Plan must be granted with an exercise price of not less than the fair market value of a share of Cablevision NY Group Class A common stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder).  The terms and conditions of awards granted under the 2006 Employee Stock Plan, including vesting and exercisability, will be determined by the compensation committee of the Board of Directors and may be based upon performance criteria.  In 2006, subsequent to stockholder approval, the Company granted options to purchase 1,407,000 shares of the Company’s common stock, which will vest over three years in 33 1/3% annual increments and will expire 10 years from the grant date.  In addition, in 2006, subsequent to stockholder approval, the Company granted 1,777,700 restricted shares to employees, which are subject to three year cliff vesting from the date of grant.

Under the 2006 Stock Plan for Non-Employee Directors, the Company is authorized to grant nonqualified stock options, restricted stock units and other equity-based awards.  The Company may grant awards for up to 1,000,000 shares of Cablevision NY Group Class A common stock (subject to certain adjustments). Options under this plan must be granted with an exercise price of not less than the fair market value of a share of Cablevision NY Group Class A common stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder).  The terms and conditions of awards granted under the 2006 Stock Plan for Non-Employee Directors, including vesting and exercisability, will be determined by the compensation committee.  Unless otherwise provided in an applicable award agreement, options granted under this plan will be fully vested and exercisable, and restricted stock units granted under this plan will be fully vested, upon the date of grant.  Until otherwise determined by the compensation committee, on the date of each annual meeting of the Company’s stockholders, each non-employee director will receive restricted stock units with a fair market value of $40,000 and a grant of 4,000 options on such date.  In 2006, on the date of the annual meeting of the Company’s stockholders, subsequent to stockholder approval, the Company granted its non-employee directors options to purchase 36,000 shares of the Company’s common stock which vested on the date of grant and 20,110 restricted stock units which also vested on the date of grant.

Previously, the Company had an employee stock plan (“1996 Employee Stock Plan”) under which it was authorized to grant incentive stock options, nonqualified stock options, restricted shares, restricted stock units, stock appreciation rights, and bonus awards and a non-employee director stock plan (“1996 Non-Employee Director Stock Plan”) under which it was authorized to grant options and restricted stock units. The 1996 Employee Stock Plan expired in February 2006 and the 1996 Non-Employee Director Stock Plan expired in May 2006.  Under these plans, the exercise price of stock options and stock appreciation rights could not be less than the fair market value per share of Cablevision NY Group Class A common stock on the date the option was granted and the options expired no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder of nonqualified options).

As discussed in Note 3, a review has determined that during the 1997-2002 period there were a number of instances in which stock options and stock appreciation rights were issued with exercise prices that were lower, and in some cases substantially lower, than the fair market value per share of the Company’s common stock on the actual date of grant.   Stock appreciation rights provided for the employee to receive a cash payment in an amount equal to the difference between the fair market value of the stock as of the date the right is exercised, and the exercise price.  Options and stock appreciation rights typically vest over three years in 33 1/3% annual increments and expire 10 years from the grant date.  Restricted shares are typically subject to four year cliff vesting.  Performance based options issued under the plans are typically subject to approximately two year or three year cliff vesting, with exercisability subject to performance criteria.  Performance based options expire 10 years from the date of grant (or up to one additional year in the case of the death of the holder).  Options and restricted stock units issued to non-employee directors fully vest on the date of grant.

As a result of the special dividend (See Note 18), options or stock appreciation rights issued under the 1996 Employee Stock Plan and the 1996 Non-Employee Director Stock Plan that were not vested on or prior to December 31, 2004 were adjusted to reduce their per share exercise price by the $10.00 amount of the special dividend.  The per share exercise price of options or stock appreciation rights that were vested on or prior to December 31, 2004 were not adjusted and the holder will receive the $10.00 special dividend amount upon exercise of the option or right.  Holders of restricted shares outstanding on April 24, 2006 will receive $10.00 per restricted share when and if the restrictions lapse on such shares.  Holders of restricted stock units received $10.00 per share underlying such units on the date the special dividend was paid.

Impact of the Adoption of Statement No. 123R

The Company adopted Statement No. 123R using the modified prospective transition method beginning January 1, 2006.  Accordingly, for the three and nine months ended September 30, 2006, the Company recorded share-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under Statement No. 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures.  For these awards, the

Company has continued to recognize compensation expense using the accelerated attribution method under FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.  For options and performance based option awards granted after January 1, 2006, the Company recognizes compensation expense based on the estimated grant date fair value using the Black-Scholes valuation model using a straight-line amortization method.

For restricted shares and restricted stock units granted after January 1, 2006, the Company recognizes compensation expense using a straight-line amortization method, based on the grant date price of Cablevision NY Group Class A common stock.

For stock appreciation rights granted after January 1, 2006, the Company recognizes compensation expense on a straight-line basis based on the estimated fair value at each reporting period using the Black-Scholes valuation model.  The Company did not grant any stock appreciation rights during the nine months ended September 30, 2006.

As Statement No. 123R requires that options and performance based option compensation expense be based on awards that are ultimately expected to vest, share-based compensation (which includes options, performance options, restricted stock, restricted stock units and stock appreciation rights) for the three and nine months ended September 30, 2006 has been reduced for estimated forfeitures.  Forfeitures were estimated based on historical experience.  Share-based compensation expense recognized as selling, general and administrative expense for the three and nine months ended September 30, 2006 amounted to $17,640 and $56,929 (of which $16,798 and $46,922 related to equity classified awards).  In connection with the adoption of Statement No. 123R, the Company recorded $862 as a cumulative effect of a change in accounting principle, net of taxes, in the Company’s statement of operations for the nine months ended September 30, 2006.

In connection with the Company’s adoption of Statement No. 123R, the Company uses the ‘with-and-without’ approach described in EITF Topic No. D-32, Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations, to determine the recognition and measurement of excess tax benefits.  Accordingly, due to the Company’s current tax position, no income tax benefit has been recognized with regard to excess tax benefits realized during the nine months ended September 30, 2006.

Prior to adopting Statement No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Statement No. 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date in which the excess tax deductions result in a reduction of income taxes payable.  Excess tax benefits are realized tax benefits from tax deductions for options exercised and restricted shares issued in excess of the deferred tax asset attributable to stock compensation costs for such awards.  No excess tax benefits for the nine months ended September 30, 2006 were recorded as a result of adopting Statement No. 123R.  Cash received from option exercises for the nine months ended September 30, 2006 and 2005 was $11,103 and $12,585, respectively.  The total income tax expense (benefit) recognized pursuant to the exercise of options recorded in stockholders’ deficiency, as restated, was $835 and ($598) for the three and nine months ended September 30, 2005, respectively.

Valuation Assumptions - Stock Options

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model.  For unvested share-based awards as of January 1, 2006, granted prior to 2006, the

Company’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards and vesting schedules.  The interest rate for periods within the contractual life of the award is based on interest yields for U.S. Treasury instruments in effect at the time of grant.  The Company applies a dividend yield of zero since it has historically never paid an ordinary dividend.  For options granted in 2006, the Company’s computation of expected life was based on the simplified method as prescribed in SEC Staff Accounting Bulletin No. 107, Share Based Payments.  The following weighted average assumptions were used in calculating the fair value of options granted during the nine months ended September 30, 2006:  Weighted average risk-free interest rate - 4.95%, Expected life (in years) - 6.0, Dividend yield - 0%, and Weighted average volatility - 53.20%.  The weighted average grant date fair value for options granted in 2006 was $11.46.

Valuation Assumptions - Stock Appreciation Rights

The Company calculates the fair value of each stock appreciation right on the date of grant and at the end of each reporting period using the Black-Scholes option pricing model.  The following assumptions were used to calculate the fair value of stock appreciation rights outstanding as of September 30, 2006:  Weighted average risk-free interest rate - 4.75%, Weighted average expected life (in years) - 1.75, Dividend yield - 0%, and Weighted average volatility - 26.55%.  The weighted average grant date fair value of rights outstanding at September 30, 2006 was $14.59.

The Company’s computation of expected volatility is based on historical volatility of our common stock. The Company’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock appreciation rights and vesting schedules through September 30, 2006.  The interest rate for the period within the contractual life of the award is based on the interest yield for U.S. Treasury instruments in effect at September 30, 2006.  The Company applies a dividend yield of zero since it has historically never paid an ordinary dividend.

Share-Based Payment Award Activity

The following table summarizes activity for the Company’s stock options for the nine months ended September 30, 2006:

				Weighted
	Shares Under Option		Weighted	Average
		Performance	Average	Remaining	Aggregate
	Time Vesting Options	Vesting Options	Exercise Price Per Share	Contractual Term (in years)	Intrinsic Value **
Balance, December 31, 2005	9,402,430	809,000	$21.22
Granted	1,443,000	—	20.49
Exercised	(1,011,457)	—	11.74
Forfeited/Expired	(305,282)	—	32.89

Balance, September 30, 2006*	9,528,691	809,000	$16.52	6.97	$108,849

Options exercisable at September 30, 2006*	5,049,627	—	$17.21	4.78	$72,585

*                    As a result of the special dividend (see Note 18), options issued under the 1996 Employee Stock Plan and the 1996 Non-Employee Director Plan that were not vested on or prior to December 31, 2004 were adjusted to reduce their per share exercise price by the $10.00 amount of the special dividend.  The per share exercise price of options that were vested on or prior to December 31, 2004 was not adjusted and the holders will receive the $10.00 special dividend amount upon exercise.  The weighted average exercise price per share reflected in the table above has not been adjusted for the special dividend for periods prior to the payment of the special dividend in April 2006.

**             The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of the Company’s NY Group Class A common stock plus, where applicable, the $10.00 special dividend.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 9,838,641 options outstanding (which included 4,550,577 exercisable options) that were in-the-money at September 30, 2006.  During the nine months ended September 30, 2006 and 2005, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $16,670 and $10,498, respectively, determined as of the date of option exercise, plus for the 2006 period, the $10.00 special dividend which each holder of options vested on or prior to December 31, 2004 received upon exercise.  When an option is exercised, the Company issues new shares of stock.

The following table summarizes activity for the Company’s stock appreciation rights and restricted shares (which includes restricted stock units) for the nine months ended September 30, 2006:

	Stock Appreciation Rights	Weighted Average Fair Value Per Share	Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant
Unvested award balance, December 31, 2005	5,500	$7.38	6,549,966	$18.85
Granted	—	—	1,797,810	20.50
Awards vested	(5,500)	11.79	(66,731)	18.66
Forfeited	—	—	(84,904)	18.64

Unvested award balance, September 30, 2006	—	$—	8,196,141	$19.22

	Outstanding Vested Stock Appreciation Rights	Weighted Average Exercise Price Per Share at September 30, 2006	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value*
Balance, September 30, 2006	1,810,822	$11.65	3.50	$24,733

*       The aggregate intrinsic value, which will be settled in cash, is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of the Company’s NY Group Class A common stock plus, where applicable, the $10.00 special dividend.

During the nine months ended September 30, 2006 and 2005, the aggregate intrinsic value of stock appreciation rights exercised under the Company’s stock plans was $7,512 and $5,993, respectively, determined as of the date of exercise.  The aggregate intrinsic value, which was settled in cash, is calculated as the difference between (i) the exercise price of the underlying awards and (ii) the quoted price of the Cablevision NY Group Class A common stock as of the date of exercise, plus for the 2006 period, the $10.00 special dividend which each holder of rights vested prior to December 31, 2004 received upon exercise.

As of September 30, 2006, there was approximately $79,459 of total unrecognized compensation cost related to the Company’s unvested options and restricted shares granted under the Company’s stock plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.1 years.

Pro Forma Information for Periods Prior to the Adoption of Statement No. 123R

Prior to the adoption of Statement No. 123R, the Company had applied the intrinsic value based method of accounting prescribed by APB Opinion No. 25 and related interpretations, to account for its share-based compensation awards.  Under this method, compensation expense was recorded only if on the date of grant the current market price of the underlying stock exceeded the exercise price.  The Company provided the disclosures required under Statement No. 123, as amended by Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosures.  Employee share-based compensation expense for the nine months ended September 30, 2005, including the adjustments resulting from the stock option review discussed in Note 3, is based on the accounting prescribed by APB Opinion No. 25 and related interpretations and has not been restated for the adoption of Statement No. 123R.  Forfeitures of awards were recognized as they occurred.

For the nine months ended September 30, 2005, the Company had granted options to non-employee directors to purchase 44,000 shares of the Company’s common stock.  The following assumptions were used for these options:  Risk-free interest rate - 3.8%, Expected life (in years) - 5.0, Dividend yield - 0%, and Volatility - 56.50%. The weighted average grant date fair value for these options was $13.44.

The pro forma information for the three and nine months ended September 30, 2005 is as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(As restated)	(As restated)
Net income (loss)	$(62,952)	$24,709
Add: Share-based employee compensation cost (benefit) included in reported net income (loss), net of taxes (a)	(674)	32,848
Deduct: Share-based employee compensation expense determined under fair value based method, net of taxes (a)	(2,570)	(25,789)
Pro forma net income (loss)	$(66,196)	$31,768

Basic and diluted net income (loss) per common share:
As reported	$(0.22)	$0.09
Pro forma	$(0.23)	$0.11

(a)             Reflects the impact of the stock option review adjustments discussed in Note 3 and certain other pro forma tax rate adjustments.

NOTE 9.                RECENTLY ADOPTED ACCOUNTING STANDARDS

In June 2005, the Financial Accounting Standards Board issued Financial Accounting Standards No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“Statement No. 154”).  Statement No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  It requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  Statement No. 154 requires that a change in method of calculating depreciation, amortization, or depletion for long-lived nonfinancial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle.  APB Opinion No. 20 previously required that such a change be reported as a change in accounting principle.  Statement No. 154 was effective for accounting changes and corrections of errors made by the Company beginning January 1, 2006.

In June 2005, the Emerging Issues Task Force reached a consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF No. 04-5”).  EITF No. 04-5 provides guidance in assessing when a general partner should consolidate its investment in a limited partnership or similar entity.  The provisions of EITF No. 04-5 were required to be applied beginning June 30, 2005 by general partners of all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements are modified subsequent to June 30, 2005 and the provisions of EITF No. 04-5 were effective for general partners in all other limited partnerships beginning January 1, 2006.  EITF No. 04-5 did not have any impact on the Company’s financial position or results of operations upon adoption.

NOTE 10.              DEBT AND COLLATERALIZED INDEBTEDNESS

Debt

Restricted Group Bank Debt

On February 24, 2006, the Restricted Group (comprised primarily of the Company’s cable television subsidiaries and its commercial data and voice services subsidiary) entered into a new $2,400,000 credit facility with a group of banks consisting of three components:  a $1,000,000 revolver that was undrawn at September 30, 2006, a $1,000,000 term A-1 loan facility and a $400,000 term A-2 loan facility that has since been refinanced and repaid in full, as described below.  Approximately $1,300,000 of the $1,400,000 proceeds received from the term loans under the new credit facility was used to repay the outstanding borrowings and accrued interest under the prior Restricted Group credit facility that was scheduled to mature in June 2006, and fees and expenses.  On March 29, 2006, the Restricted Group entered into a new $3,500,000 term B loan facility, of which approximately $400,000 of the proceeds was used to prepay the outstanding borrowings of the term A-2 loan facility, including accrued interest, and fees and expenses.  The balance of the outstanding term B loan facility borrowings was invested in short-term AAA rated funds until approval of the special dividend by the Company’s Board of Directors.  On April 24, 2006 the approved special dividend was paid (see Note 18).

The three components of the new Restricted Group credit facility, the $1,000,000 revolver, the $1,000,000 term A-1 loan facility and the $3,500,000 term B loan facility, are direct obligations of CSC Holdings, guaranteed by most Restricted Group subsidiaries and secured by the pledge of the stock of most Restricted Group subsidiaries.  As of September 30, 2006, $51,994 of the $1,000,000 revolving credit facility was restricted for certain letters of credit issued on behalf of CSC Holdings.  The revolving credit facility and the term A-1 loan facility mature in six years in February 2012 and the term B loan facility matures in seven years in March 2013.  The revolver has no required interim repayments, the $1,000,000 term A-1 loan facility requires quarterly repayments aggregating 0% in year one, 5% in each of years two and three, 25% in each of years four and five, and 40% in the final year and the $3,500,000 term B loan facility is subject to quarterly repayments totaling 1% in each of years one through six and 94% in the final year.  The interest rate on the term A-1 loan facility varies, depending on the Restricted Group’s cash flow ratio (as defined), from .75% to 1.75% over the Eurodollar Rate for Eurodollar-based borrowings and from zero to .75% over the Base Rate for Base Rate Borrowings (as defined).  The interest rate on the borrowings under the term B loan facility is the Eurodollar Rate (as defined) plus 1.75% or prime rate plus .75%, at the Company’s election.  The weighted average interest rates as of September 30, 2006 on borrowings under the term A-1 loan facility and term B loan facility were 6.70% and 7.18%, respectively.

The principal financial covenants, which are not identical for the revolving credit facility and the term A-1 loan facility, on the one hand, and the term B loan facility, on the other, include (i) under the revolving credit facility and the term A-1 loan facility, maximum total leverage of 7.50 to 1 with subsequent stepdowns over the life of the revolving credit facility and the term A-1 loan facility until reaching 4.50 to 1 for periods beginning on and after January 1, 2010, (ii) under the revolving credit facility and the term A-1 loan facility, maximum senior secured leverage of 4.00 times cash flow through

December 31, 2006 with annual stepdowns thereafter over the life of the revolving credit facility and the term A-1 loan facility until reaching 3.00 to 1 for periods beginning on and after January 1, 2010, (iii) under the revolving credit facility and the term A-1 loan facility, minimum ratios for cash flow to interest expense of 1.75 to 1 initially, increasing to 2.00 to 1 on and after July 1, 2007, and (iv) under the revolving credit facility and the term A-1 loan facility, a minimum ratio of cash flow less cash taxes to total debt expense (defined to include interest expense, certain payments of principal and dividends paid by CSC Holdings to Cablevision to permit Cablevision to pay interest and certain principal payments on its debt) of 1.50 to 1.  These covenants and restrictions on the permitted use of borrowed funds in the revolving credit facility may limit our ability to utilize all of the undrawn revolver funds.  Additional covenants include limitations on liens and the issuance of additional debt.

Under the term B loan facility, the Company is limited in its ability to incur additional indebtedness based on a maximum ratio of total indebtedness to cash flow (as defined in the term B loan facility) of 7.50 to 1 with subsequent stepdowns over the life of the term B loan facility until reaching 5.00 to 1 for periods beginning on and after January 1, 2010 and a maximum senior secured leverage ratio of 4.50 times cash flow (as defined in the term B loan facility).

Under the revolving credit facility and the term A-1 loan facility, there are generally no restrictions on investments that the Restricted Group may make, provided it is not in default.  Under the term B loan facility, there also are generally no restrictions on investments that the Restricted Group may make provided it is not in default; however, CSC Holdings must also remain in compliance with the maximum ratio of total indebtedness to cash flow and the maximum senior secured leverage ratio.  The Restricted Group can make distributions or other restricted payments so long as CSC Holdings is not in default, but there is a limitation (initially $200,000, subject to increase to reflect capital contributions or issuance of equity interests) on restricted payments during any period when the cash flow leverage ratio is greater than 6.75 to 1 (6.0 to 1 after September 30, 2006).  The $200,000 limitation does not apply to restricted payments by CSC Holdings to Cablevision to be used by Cablevision to make scheduled payments of principal or interest on its indebtedness.  The Restricted Group’s ability to make restricted payments is also limited by provisions in the indentures covering the Company’s notes and debentures.

In connection with the repayment of the term A-2 loan facility and the prior Restricted Group credit facility, the Company wrote off $4,587 of unamortized deferred financing costs and in connection with the new Restricted Group credit facility, related costs of $42,004 were recorded as deferred financing costs.

Rainbow National Services Bank Debt

On July 5, 2006, Rainbow National Services, LLC (“RNS”), an indirect wholly-owned subsidiary of the Company, entered into a replacement bank facility (the “New RNS Credit Facility”) providing for an $800,000 senior secured facility which consists of a $500,000 term A loan facility and a $300,000 revolving credit facility which was used primarily to refinance its then existing credit facility.  The term A loan facility matures June 30, 2013 and the revolving credit facility matures June 30, 2012.  The New RNS Credit Facility allows RNS to utilize up to $50,000 of the revolving credit facility for letters of credit and up to $5,000 for a swing loan.  Further, the New RNS Credit Facility provides for an incremental facility of up to $925,000, provided that it be for a minimum amount of $100,000.  If an incremental facility is established, RNS and the lenders will enter into a supplement to the New RNS Credit Facility with terms and conditions that are no more restrictive than those of the New RNS Credit Facility.  There are no commitments from the lenders to fund an incremental facility.

On July 5, 2006, RNS borrowed the entire $500,000 term A loan facility and $10,000 under the revolving credit facility.  RNS used the $510,000 borrowed under the New RNS Credit Facility and $88,048 of additional available cash to repay all of its outstanding borrowings, accrued interest and fees due under its August 2004 $950,000 senior secured credit facility of which $592,500 was outstanding under a term loan at July 5, 2006 (scheduled to mature March 31, 2012) and to pay certain fees and expenses incurred in connection with the New RNS Credit Facility.  RNS may use future borrowings under the credit agreement to make investments, distributions, and other payments permitted under the New RNS Credit Facility and for general corporate purposes.  The borrowings under the New RNS Credit Facility may be repaid without penalty at any time.  At September 30, 2006, $500,000 was outstanding under the term A loan and $38,000 was outstanding under the revolving credit facility. RNS had $262,000 in undrawn revolver commitments at September 30, 2006.

Borrowings under the New RNS Credit Facility are direct obligations of RNS which are guaranteed jointly and severally by substantially all of its subsidiaries and by Rainbow Programming Holdings LLC, the direct parent of RNS, and are secured by the pledge of the stock of RNS and substantially all of its subsidiaries and all of the other assets of RNS and substantially all of its subsidiaries (subject to certain limited exceptions).  Borrowings under the New RNS Credit Facility bear interest based on either the Base Rate (the greater of the Federal Funds Rate plus 0.5% and the prime rate (as defined in the New RNS Credit Facility)), or the Eurodollar Rate (as defined in the New RNS Credit Facility).  The interest rate under the New RNS Credit Facility varies, depending on RNS’ cash flow ratio (as defined in the New RNS Credit Facility) from 1.0% to 1.5% over the Eurodollar Rate for Eurodollar-based borrowings and from zero to 0.5% over the Base Rate for Base Rate borrowings.  On September 30, 2006, the interest rate on the term A loan facility and the revolving credit facility was 6.76% and 6.66%, respectively.  The term A loan is to be repaid in quarterly installments of 1.25% of the original outstanding balance ($6,250) from March 31, 2008 until December 31, 2010, 2.5% of the original outstanding balance ($12,500) from March 31, 2011 until December 31, 2012, and 32.5% of the original outstanding balance ($162,500) on March 31, 2013 and June 30, 2013, the term A loan maturity date.  Any amounts outstanding under the revolving credit facility are due at maturity on June 30, 2012.

The financial covenants consist of (i) a minimum ratio of operating cash flow to total interest expense for each quarter (all as defined in the New RNS Credit Facility) of 1.75 to 1, (ii) a maximum cash flow ratio of total indebtedness to annualized operating cash flow (as defined in the New RNS Credit Facility) of 6.75 to 1 through June 30, 2008, decreasing thereafter to 6.25 to 1, and (iii) a maximum senior secured leverage ratio of senior secured debt to annualized operating cash flow (as defined in the New RNS Credit Facility) of 5.50 to 1.  Additional covenants include restrictions on indebtedness, guarantees, liens, investments, dividends and distributions and transactions with affiliates.

RNS is obligated to pay fees of 0.375% per annum on any undrawn revolver commitment.

In connection with the New RNS Credit Facility, RNS incurred deferred financing costs of $5,369, which are being amortized to interest expense over the term of the New RNS Credit Facility.  The Company recorded $6,084 as a write-off of deferred financing costs associated with the repayment of the August 2004 credit facility in July 2006.

Total amounts payable by the Company under the new Restricted Group credit facility and the New RNS Credit Facility are as follows:

Three months ending December 31, 2006	$17,500

Year ending December 31,
2007	$85,000
2008	110,000
2009	310,000
2010	310,000
Thereafter	4,196,750

Interest Rate Swap Contracts

In April 2006, CSC Holdings entered into several interest rate swap contracts in the notional amount of $3,700,000 to effectively fix borrowing rates on floating rate debt.  As a result of these transactions, the interest rate paid on approximately 80% of the Company’s debt is fixed.  The table below summarizes certain terms of these interest rate swap contracts as of September 30, 2006:

Maturity Date	Notional Amount	Weighted Average Fixed Rate Paid by the Company	Weighted Average Effective Floating Rate Received by the Company as of September 30, 2006
	(in thousands)
April 2008	$500,000	5.24%	5.50%

April 2009	$600,000	5.25%	5.50%

June 2010	$2,600,000	5.34%	5.37%

As of September 30, 2006, the interest rate swap contracts noted above had a fair market value and carrying value of $38,404, a net liability position, as reflected under derivative contracts in our condensed consolidated balance sheet.

Debt Covenants

CSC Holdings Credit Agreement:

On August 29, 2006, CSC Holdings advised the agent bank and the lenders under the new Restricted Group credit facility that due to the expected restatement of its financial statements resulting from the stock option review discussed in Note 3, it was unable to comply with its covenant to deliver financial information, due on that date, with respect to the periods ended June 30, 2005 and 2006.  Under the new Restricted Group credit facility, the covenant noncompliance would become an event of default if the noncompliance remained unremedied for 30 days after notice from the agent bank or any lender (other than a lender under the term B facility), or for 60 days after notice from the agent bank or term B lenders holding at least 25% of the term B facility.

On August 29, 2006, the lenders under the new Restricted Group credit facility, other than the term B lenders, agreed to waive until September 22, 2006 any default resulting from the covenant noncompliance under the new Restricted Group credit facility due to the expected restatement so notice of default could not be given by such a lender until September 25, 2006 at the earliest and the Restricted Group would have 30 days from the date of any such notice to cure the default.  CSC Holdings delivered all required information under the new Restricted Group credit facility on September 21, 2006 and the information delivery covenant noncompliance was cured by that delivery.

The Restricted Group did not obtain a waiver of the default resulting from the covenant noncompliance from the lenders holding term B loans under the new Restricted Group credit facility and, on September 7, 2006, the bank serving as administrative agent under the new Restricted Group credit facility gave a notice of default to CSC Holdings with respect to such term B covenant noncompliance.  As a result, the Restricted Group had 60 days (until November 6, 2006) to cure its noncompliance with the financial information covenant.  CSC Holdings delivered all required information under the new Restricted Group credit facility on September 21, 2006 and the information delivery covenant noncompliance was cured by that delivery.

Cablevision and CSC Holdings Indentures:

As a result of not filing their Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 by September 8, 2006, Cablevision and CSC Holdings were not in compliance with the information delivery and filing requirements under the indentures relating to their notes and debentures.  Such noncompliance would become an event of default as to any series of notes or debentures if Cablevision or CSC Holdings, as the case may be, received notice of such default from the trustee or the holders of at least 25% of the securities of that series and failed to cure the covenant noncompliance within 60 days after receipt of the notice.  On September 12, 2006, Cablevision received a letter from an investment manager stating that it was acting for funds beneficially owning more than 25% of the outstanding securities of a series under one of Cablevision’s indentures.  The letter stated that it served as a notice of default under the applicable indenture and demanded that the covenant noncompliance be remedied.  Assuming the letter constituted a valid notice of default from holders of at least 25% of the securities of the relevant series, Cablevision had 60 days (until November 11, 2006) to cure its noncompliance with the information delivery and filing covenant.  Cablevision and CSC Holdings delivered all required information under the indentures on September 21, 2006, at which time the Company was in compliance with all of the covenants of its debt instruments.

Collateralized Indebtedness

The following table summarizes the settlement of the Company’s collateralized indebtedness for the nine months ended September 30, 2006.  The Company’s collateralized indebtedness obligations relating to shares of Charter Communications, Inc. and AT&T Inc. common stock were settled by delivering the underlying securities and proceeds from the related equity derivative contracts.  The Company’s collateralized indebtedness obligations relating to Comcast Corporation and General Electric Company shares were settled by delivering the cash equal to the collateralized loan value, net of the value of the related equity derivative contracts.  The cash was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast and General Electric shares, proceeds from a prepaid interest rate swap executed in conjunction with the equity derivative contract related to the Comcast shares and, in certain instances, cash from CSC Holdings.  The terms of the new contracts allow the Company to retain upside participation in both Comcast and General Electric shares up to each respective contract’s upside appreciation limit with downside exposure limited below the respective hedge price.

	Charter	AT&T	Comcast	General Electric	Total
Number of shares	5,586,687	2,592,423	5,379,956	12,742,033

Collateralized indebtedness settled	$(125,907)	$(124,505)	$(197,776)	$(314,028)	$(762,216)
Prepaid forward contracts	119,177	52,696	31,385	(50,864)	152,394
Fair value of underlying securities delivered	6,730	71,809	—	—	78,539
Net cash payment	$—	$—	$(166,391)	$(364,892)	$(531,283)

Proceeds from new monetization contracts	$—	$—	$147,259	$382,261	$529,520
Proceeds from prepaid interest rate swap contract	—	—	6,496	—	6,496
	$—	$—	$153,755	$382,261	$536,016

At September 30, 2006, the Company had collateralized indebtedness obligations of $209,736 that mature during the next twelve months.  The Company intends to settle such obligations by either delivering shares of the applicable stock and proceeds of the equity derivative contracts or delivering cash from the proceeds of new monetization transactions.

Redemption of Senior Subordinated Debentures

In June 2006, CSC Holdings redeemed all of its $250,000 10-1/2% Senior Subordinated Debentures due 2016 that were issued in May 1996 at a redemption price of 105.25% plus accrued interest.  In connection with the redemption, the Company recognized a loss on extinguishment of debt of $13,125 and wrote off the remaining deferred financing costs of $3,412.

NOTE 11.              INCOME TAXES

The income tax benefit attributable to continuing operations for the nine months ended September 30, 2006 of $132,756 differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to income tax expense of $10,215 due to non-deductible expenses, state taxes, income tax benefit of $5,013 resulting from the favorable settlement of an issue with a taxing authority, income tax benefit of $16,356 resulting from the reduction of a tax contingency liability pursuant to a change in management’s judgment and a decrease in the valuation allowance of $5,414 relating to certain state net operating loss carry forwards.

State income tax benefit for the nine months ended September 30, 2006 was greater than the expected tax benefit amount derived by applying the blended state income tax rate to the pretax loss primarily due to a reduced amount of state income tax expense of $9,818 resulting from the utilization of a lower state income tax rate on realized and unrealized gains on certain stock investments.

The income tax benefit attributable to continuing operations for the nine months ended September 30, 2005 of $60,341, as restated, differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to income tax expense of $15,366 due to non-deductible expenses, state taxes, and an increase in the valuation allowance of $5,422 relating to certain state net operating loss carry forwards.

State income tax benefit for the nine months ended September 30, 2005 was lower than the expected tax benefit amount derived by applying the blended state income tax rate to the pretax loss primarily due to a reduced amount of state income tax benefit of $6,413 resulting from the utilization of a lower state income tax rate on unrealized losses on certain stock investments.

At times, the Company takes certain positions on its tax returns that may be challenged by various taxing authorities.  These tax positions arise in connection with certain transactions or operations.  Although the Company believes it has support for its tax positions, it has recorded a liability for its best estimate of the probable loss on such positions.  Management does not believe that the resolution of these matters will have a material adverse impact on the financial position of the Company.

In connection with the previous restatement of the condensed consolidated financial statements, as described in Note 3, adjustments have been made to the income tax benefit (expense) reported in the Company’s condensed consolidated statements of operations, the excess tax benefits recognized in additional paid-in capital and the corresponding deferred tax assets.  In accordance with IRC 162(m) and related Treasury Regulations, stock options and SARs that are in-the-money at the time of grant do not qualify as performance-based compensation.  Consequently, the Company’s net operating loss carry forward (“NOL”) arising from compensation deductions for certain exercised stock options and SARs has been reduced by $86,241 for all periods through December 31, 2004 and by $2,244 in the first nine months of 2005.  In addition, excess tax benefits recorded to additional paid-in capital were reduced by $15,331 for periods through December 31, 2004 and $918 for the nine months ended September 30, 2005.

The Company has notified the Internal Revenue Service of the stock option review.  As a result of the review, the Company has provided to the Internal Revenue Service an adjustment to reduce the Company’s net operating loss carry forward by $86,241 for all tax years through December 31, 2004 and  in connection with the Company’s filing of its 2005 tax return, the net operating loss carry forward was further reduced by $2,244.

In general, deferred tax assets and liabilities are classified as either current or noncurrent based on the balance sheet classification of the underlying asset or liability.  Current deferred tax assets and liabilities are netted and presented as either a current deferred tax asset or a current deferred tax liability.  As of December 31, 2005, a current deferred tax liability of $253,555 relating to investment securities pledged as collateral and derivative contracts was netted against current deferred tax assets and the resulting net current deferred tax asset of $10,788 was reported on the Company’s balance sheet.  Due primarily to reclassifications between the amount of current and noncurrent investment securities pledged as collateral and derivative contracts as a result of changing maturity dates, a current deferred tax liability of $18,640 relating to these items has been netted against current deferred tax assets to result in the net current deferred tax asset of $238,223 reported on the Company’s balance sheet as of September 30, 2006.

Deferred tax assets have resulted primarily from the Company’s future deductible temporary differences and net operating loss carry forwards.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized.  The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income and tax planning strategies to allow for the utilization of its net operating loss carry forwards and deductible temporary differences.  If such estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against certain of its deferred tax assets resulting in additional income tax expense in the Company’s consolidated statement of operations.  Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly.  At this time, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize benefit for its gross deferred tax assets, except for certain of its deferred tax assets against which a valuation allowance has been recorded which relate to certain state net operating loss carry forwards.

NOTE 12.              RESTRUCTURING

The following table summarizes the accrued restructuring liability, net of related sublease amounts, for continuing operations:

		2006 Plans
	2005 Plan	Facility
	Employee Severance	Realignment Costs	Employee Severance

Balance at December 31, 2005	$23	$—	$—
Additional charges (credits)	(23)	363	143
Payments	—	(214)	(143)
Balance at September 30, 2006	$—	$149	$—

In addition, for the nine months ended September 30, 2006, the Company recorded restructuring credits of $4,966 relating primarily to the Company entering into certain sublease rental agreements whereby the sublease revenue exceeded previous estimates recorded in connection with the 2001 and 2002 facility realignment restructuring plans.  Based on the restructuring credits recorded and payments made by the Company, the restructuring liability relating to these plans, net of sublease amounts, as of September 30, 2006 was zero.

In 2006, the Company recorded restructuring charges of $506, which included expenses of approximately $143 associated with the elimination of approximately ten positions at a programming business within the Rainbow segment (which was fully paid as of September 30, 2006) and estimated expenses of approximately $363 associated with facility realignment costs of the Company’s corporate assets, which are expected to be completed by June 2009.

The cumulative amount of restructuring charges (net of credits) incurred by the Company for continuing operations for each of the restructuring plans are as follows:

	2001 Plan	2002 Plan	2005 Plan	2006 Plan	Total
Employee severance	$15,108	$19,586	$1,105	$143	$35,942
Facility realignment and other costs	23,122	53,688	—	363	77,173
Cumulative restructuring charges recognized as of September 30, 2006	$38,230	$73,274	$1,105	$506	$113,115

NOTE 13.              INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Gross carrying amount of amortizable intangible assets
Affiliation relationships and affiliate agreements	$782,367	$782,367
Broadcast rights and other agreements	86,748	86,748
Season ticket holder relationships	75,005	75,005
Suite holder contracts and relationships	21,167	21,167
Advertiser relationships	104,071	104,071
Other intangibles	88,708	87,400
	1,158,066	1,156,758
Accumulated amortization
Affiliation relationships and affiliate agreements	351,508	305,677
Broadcast rights and other agreements	49,078	44,075
Season ticket holder relationships	8,663	4,576
Suite holder contracts and relationships	4,983	2,491
Advertiser relationships	39,941	31,315
Other intangibles	34,957	29,810
	489,130	417,944
Indefinite-lived intangible assets
Franchises	731,848	731,848
Sports franchises	96,215	96,215
FCC licenses and other intangibles	11,936	19,076
Trademarks	53,880	53,880
Excess costs over the fair value of net assets acquired	987,406	993,426
	1,881,285	1,894,445
Total intangible assets, net	$ 2,550,221	$ 2,633,259

The changes in the carrying amount of excess costs over the fair value of net assets acquired (“goodwill”) for the nine months ended September 30, 2006 are as follows:

	Telecommunications	MSG	Rainbow	Other	Total Company
Balance as of December 31, 2005	$206,971	$724,033	$ 47,965	$14,457	$ 993,426
Impairment loss from continuing operations	—	—	—	(899)	(899)
Impairment loss from discontinued operations (Note 7)	—	—	(5,121)	—	(5,121)
Balance as of September 30, 2006	$206,971	$724,033	$ 42,844	$13,558	$ 987,406

NOTE 14.              BENEFIT PLANS

The Company has a Cash Balance Retirement Plan (the “Retirement Plan”) for the benefit of employees other than those of the Clearview Cinemas business.  Under the Retirement Plan, the Company will credit a certain percentage of eligible base pay into an account established for each participant, which will earn a market based rate of return annually.  Components of the net periodic pension cost for the Retirement Plan for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$6,912	$5,942	$20,749	$18,878
Interest cost	1,900	1,433	5,706	4,639
Expected return on plan assets	(2,684)	(1,869)	(7,412)	(6,035)
Net periodic benefit cost	$6,128	$5,506	$19,043	$17,482

The Company contributed the minimum required payment of approximately $6,788 to its Retirement Plan, as well as a discretionary payment of approximately $18,712 during the nine months ended September 30, 2006.

Madison Square Garden sponsors a non-contributory pension plan (“MSG Plan”) covering its non-union employees hired prior to January 1, 2001.  Benefits payable to retirees under this plan are based upon years of service and participants’ compensation and is funded through a trust established under the MSG Plan.  Components of the net periodic pension cost for the MSG Plan for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$896	$760	$2,688	$2,279
Interest cost	995	812	2,985	2,437
Expected return on plan assets	(798)	(657)	(2,395)	(1,970)
Recognized net actuarial loss (gain)	104	—	312	—
Net periodic pension cost	$1,197	$915	$3,590	$2,746

The Company previously disclosed in its financial statements for the year ended December 31, 2005 that it was not required to make a minimum contribution to the MSG Plan in 2006; however, it made a discretionary contribution of $4,750 to reduce future contribution requirements during the nine months ended September 30, 2006.

NOTE 15.              SEGMENT INFORMATION

The Company classifies its business interests into three segments: Telecommunications Services, consisting principally of its video, high-speed data, and Voice over Internet Protocol services and its commercial data and voice services operations of Optimum Lightpath; Rainbow, consisting principally of interests in national and regional cable television programming networks, including AMC, IFC, WE tv, fuse and VOOM HD; and Madison Square Garden, which owns and operates professional sports teams, regional cable television sports programming networks and an entertainment business.

The Company’s reportable segments are strategic business units that are managed separately.  The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income (loss) before depreciation and amortization (including impairments), share-based compensation expense and restructuring charges or credits), a non-GAAP measure.  The Company has presented the components that reconcile adjusted operating cash flow to operating income (loss), an accepted GAAP measure, as well as information as to the operations of the Company’s business segments below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues, net from continuing operations
Telecommunications Services	$1,075,754	$910,603	$3,118,087	$2,657,045
Rainbow	217,042	210,422	649,334	614,924
Madison Square Garden	128,516	135,178	514,402	466,236
All Other (a)	21,249	19,029	59,476	62,499
Intersegment eliminations	(33,825)	(33,487)	(99,282)	(113,974)
	$1,408,736	$1,241,745	$4,242,017	$3,686,730

Intersegment eliminations are primarily affiliate revenues recognized by our Rainbow and Madison Square Garden segments from the sale of cable network programming to our Telecommunication Services segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Intersegment Revenues
Telecommunications Services	$411	$484	$1,247	$1,572
Rainbow	9,765	8,292	27,644	38,876
Madison Square Garden	23,649	24,711	70,391	73,526
	$33,825	$33,487	$99,282	$113,974

Reconciliation (by Segment and in Total) of Adjusted Operating Cash Flow to Operating Income from Continuing Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Adjusted operating cash flow from continuing operations
Telecommunications Services	$411,544	$353,694	$1,232,281	$1,033,283
Rainbow	47,500	46,077	107,811	116,201
Madison Square Garden	(6,093)	1,764	18,788	34,788
All Other (b)	(14,142)	(23,668)	(53,248)	(51,891)
	$438,809	$377,867	$1,305,632	$1,132,381

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Depreciation and amortization (including impairments) included in continuing operations
Telecommunications Services	$233,871	$209,861	$686,506	$626,085
Rainbow	26,965	26,147	80,046	86,207
Madison Square Garden	15,616	16,772	46,271	46,383
All Other (b)	11,011	13,756	34,698	46,240
	$287,463	$266,536	$847,521	$804,915

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
Share-based compensation expense (benefit) included in continuing operations
Telecommunications Services	$9,154	$1,603	$27,784	$26,155
Rainbow	5,295	109	18,050	15,971
Madison Square Garden	2,846	603	9,757	9,926
All Other (b)	345	(279)	1,338	2,726
	$17,640	$2,036	$56,929	$54,778

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Restructuring charges (credits) included in continuing operations
Telecommunications Services	$—	$—	$(17)	$1,171
Rainbow	—	—	143	—
Madison Square Garden	—	—	—	366
All Other (b)	(1,729)	1,438	(4,609)	556
	$(1,729)	$1,438	$(4,483)	$2,093

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
Operating income (loss) from continuing operations
Telecommunications Services	$168,519	$142,230	$518,008	$379,872
Rainbow	15,240	19,821	9,572	14,023
Madison Square Garden	(24,555)	(15,611)	(37,240)	(21,887)
All Other (b)	(23,769)	(38,583)	(84,675)	(101,413)
	$135,435	$107,857	$405,665	$270,595

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2006	2005	2005
		(As restated)		(As restated)
Loss from continuing operations before income taxes
Total operating income for reportable segments	$159,204	$146,440	$490,340	$372,008
Other operating loss(b)	(23,769)	(38,583)	(84,675)	(101,413)
Operating income	135,435	107,857	405,665	270,595

Items excluded from operating income:
Interest expense	(243,387)	(189,614)	(686,100)	(572,164)
Interest income	4,661	2,727	27,556	12,530
Equity in net income of affiliates	2,677	2,277	5,872	1,600
Write-off of deferred financing costs	(6,084)	—	(14,083)	—
Gain (loss) on sale of affiliates interest	—	(16)	—	65,467
Gain (loss) on investments, net	100,922	(20,207)	179,113	(97,354)
Gain (loss) on derivative contracts, net	(130,019)	10,915	(172,634)	75,450
Loss on extinguishment of debt	—	—	(13,125)	—
Minority interests	(3,061)	(2,822)	(6,833)	(3,067)
Miscellaneous, net	2,231	232	2,239	119
Loss from continuing operations before income taxes	$(136,625)	$(88,651)	$(272,330)	$(246,824)

(a)                      Represents net revenues of Clearview Cinemas and PVI Virtual Media.

(b)                     Includes amounts relating to Clearview Cinemas, PVI Virtual Media and certain corporate expenses not allocated to a segment.  For the nine months ended September 30, 2005, it also includes certain costs allocated to Fox Sports Net Ohio, Fox Sports Net Florida and Rainbow DBS (distribution operations) that were not eliminated as a result of the disposition or shut down of those businesses to the extent applicable.  It also includes certain costs allocated to Fox Sports Net Chicago for all periods presented that were not eliminated as a result of the shut down of its operations in June 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Capital Expenditures
Telecommunications Services	$194,037	$168,414	$662,560	$496,095
Rainbow	6,713	6,809	12,012	19,637
Madison Square Garden	6,137	6,157	12,511	11,398
Corporate and other	4,918	5,160	13,248	12,928
	$211,805	$186,540	$700,331	$540,058

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States primarily concentrated in the New York metropolitan area.

Concentrations of Credit Risk

Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade receivables.  Cash is invested in money market funds and bank time deposits.  The Company’s cash investments are placed with money market funds or financial institutions that have received the highest rating awarded by Standard & Poor’s and Moody’s Investors Service.  The Company selects money market funds that predominately invest in marketable, direct obligations issued or guaranteed by the United States government or its agencies, commercial paper, fully collateralized repurchase agreements, certificates of deposit, banker’s acceptances and time deposits.  The Company did not have any customers that accounted for 10% or more of the Company’s consolidated net trade receivable balances or 10% or more of the Company’s consolidated net revenues at or for the nine months ended September 30, 2006, respectively.  At December 31, 2005, the Company had one customer that accounted for approximately 11% of the Company’s consolidated net trade receivable balance which exposed the Company to a concentration of credit risk.  Although this customer exceeded 10% of trade receivables, the Company had no customers which represented 10% or more of its consolidated net revenues for the year ended December 31, 2005.

NOTE 16.              LEGAL MATTERS

Tracking Stock Litigation

In August 2002, purported class actions naming as defendants Cablevision and each of its directors were filed in the Delaware Chancery Court.  The actions, which allege breach of fiduciary duties and breach of contract with respect to the exchange of the Rainbow Media Group tracking stock for Cablevision NY Group common stock, were purportedly brought on behalf of all holders of publicly traded shares of Rainbow Media Group tracking stock.  The actions sought to (i) enjoin the exchange of Rainbow Media Group tracking stock for Cablevision NY Group common stock, (ii) enjoin any sales of “Rainbow Media Group assets,” or, in the alternative, award rescissory damages, (iii) if the exchange is completed, rescind it or award rescissory damages, (iv) award compensatory damages, and (v) award costs and disbursements.  The actions were consolidated into one action on September 17, 2002, and on October 3, 2002, Cablevision filed a motion to dismiss the consolidated action.  The action was stayed by agreement of the parties pending resolution of a related action brought by one of the plaintiffs to compel the inspection of certain books and records of Cablevision.  On October 26, 2004, the parties entered into a stipulation dismissing the related action, and providing for Cablevision’s production of certain documents. On December 13, 2004, plaintiffs filed a consolidated amended complaint.  Cablevision filed a motion to dismiss the amended complaint.  On April 19, 2005, the court granted that motion in part, dismissing the breach of contract claim but declining to dismiss the breach of fiduciary duty claim on the pleadings.

In August 2003, a purported class action naming as defendants Cablevision, directors and officers of Cablevision and certain current and former officers and employees of the Company’s Rainbow Media Holdings and American Movie Classics subsidiaries was filed in New York Supreme Court by the Teachers Retirement System of Louisiana (“TRSL”).  The actions relate to the August 2002 Rainbow Media Group tracking stock exchange and allege, among other things, that the exchange ratio was based upon a price of the Rainbow Media Group tracking stock that was artificially deflated as a result of the improper recognition of certain expenses at the national services division of Rainbow Media Holdings.  The complaint alleges breaches by the individual defendants of fiduciary duties.  The complaint also alleges breaches of contract and unjust enrichment by Cablevision.  The complaint seeks monetary damages and such other relief as the court deems just and proper.  On October 31, 2003, Cablevision and other defendants moved to stay the action in favor of the previously filed actions pending in Delaware or, in the alternative, to dismiss for failure to state a claim.  On June 10, 2004, the court stayed the action on the basis of the previously filed action in Delaware.  TRSL subsequently filed a motion to vacate the stay in the New York action, and simultaneously filed a motion to intervene in the Delaware action and to stay that action.  Cablevision opposed both motions.  On April 19, 2005, the court in the Delaware action denied the motion to stay the Delaware action and granted TRSL’s motion to intervene in that action.  On June 22, 2005, the court in the New York action denied TRSL’s motion to vacate the stay in that action.

Cablevision believes the claims in both the Delaware action and the New York action are without merit and is contesting the lawsuits vigorously.

The Wiz Bankruptcy

TW, Inc. (“TW”), a former subsidiary of the Company and operator of The Wiz consumer retail electronics business, is the subject of a Chapter 11 bankruptcy proceeding in the U.S. Bankruptcy Court for the District of Delaware.  In February 2005, TW filed a complaint in the bankruptcy proceeding seeking recovery of alleged preferential transfers in the aggregate amount of $193,457.  Also in February 2005, the Official Committee of Unsecured Creditors of TW (the “Committee”) filed a motion seeking authority to assume the prosecution of TW’s alleged preference claims and to prosecute certain other causes of action.  The bankruptcy court granted the Committee’s motion on or about March 10, 2005, thereby authorizing the Committee, on behalf of TW, to continue the preference suit and to assert other claims against Cablevision.  On March 12, 2005, the Committee filed a complaint in the bankruptcy court against Cablevision, certain of its subsidiaries, and certain present and former officers and directors.  The Committee filed an amended complaint on April 15, 2005, and served that complaint on or about April 28, 2005.  The Committee’s amended complaint asserts preferential transfer claims allegedly totaling $193,858, breach of contract, promissory estoppel, and misrepresentation claims allegedly totaling $310,000, and fraudulent conveyance, breach of fiduciary duty, and other claims seeking unspecified damages.  On June 30, 2005, the defendants filed a motion to dismiss several of the claims in the amended complaint.  On October 31, 2005, the bankruptcy court denied the motion to dismiss.  The bankruptcy court’s ruling on the motion to dismiss allowed the Committee to proceed with its claims against Cablevision.  Cablevision believes that all the claims asserted by TW and the Committee are without merit and is contesting them vigorously.

Dolan Family Group 2005 Proposal and Special Dividend Litigation

In June and July 2005, a number of shareholder class action lawsuits were filed against Cablevision and its individual directors in the Delaware Chancery Court, the New York Supreme Court for Nassau County, and the U.S. District Court for the Eastern District of New York, relating to the Dolan Family Group proposal to acquire the outstanding, publicly held interests in Cablevision following a pro rata distribution of Rainbow Media Holdings.  On October 24, 2005, Cablevision received a letter from the Dolan Family Group withdrawing its June 19, 2005 proposal and recommending the consideration of a special dividend.  On November 17, 2005, the plaintiffs filed a consolidated amended complaint in the New York Supreme Court action to relate to the special dividend proposed by the Dolan Family Group.  On February 9, 2006, the plaintiffs filed a second amended complaint adding allegations related to the December 19, 2005 announcement that the Board had decided not to proceed with the proposed special dividend, and the January 31, 2006 announcement that the Board was expected to begin reconsideration of a possible special dividend at its regularly scheduled meeting in March 2006.  The amended complaint sought, among other things, to enjoin the payment of the special dividend proposed by the Dolan Family Group.

On December 28, 2005, a purported shareholder derivative complaint was filed in the U.S. District Court for the Eastern District of New York alleging that certain events during 2005, including those relating to the proposed special dividend, constitute breaches of fiduciary duty.  The action was brought derivatively on behalf of Cablevision and names as defendants each member of the Board of Directors.  The complaint seeks unspecified damages and contribution and indemnification by the defendants for any claims asserted against Cablevision as a result of the alleged breaches.

On March 27, 2006, Cablevision entered into a memorandum of understanding with respect to the settlement of the actions pending in the New York Supreme Court for Nassau County relating to a proposed special dividend.  On April 7, 2006, Cablevision’s Board of Directors declared a special cash dividend of $10.00 per share which was paid on April 24, 2006 to holders of record at the close of business on April 18, 2006.  The proposed settlement of these actions is subject to court approval.  An objection to the proposed settlement has been filed by one shareholder, the Teachers Retirement System of Louisiana (“TRSL”). On August 21, 2006, TRSL submitted a letter to the court stating that, in light of the Company’s disclosure on August 8, 2006 of its expectation of the need to restate previously issued financial statements in connection with grants of stock options and SARs, it is unclear whether the Company had sufficient surplus or net profits to pay the special dividend and that TRSL objected to the proposed settlement on that ground.  A hearing on the proposed settlement was held on September 25, 2006.  The court has not yet issued its ruling on the settlement.

Dolan Family Group 2006 Proposal

In October 2006, a number of shareholder class action lawsuits were filed against Cablevision and its individual directors in New York Supreme Court, Nassau County, relating to the October 8, 2006 offer by the Dolan Family Group to acquire all of the outstanding shares of Cablevision’s common stock, except for the shares held by the Dolan Family Group (see Note 19).  These lawsuits allege breaches of fiduciary duty and seek injunctive relief to prevent consummation of the proposed transaction and compensatory damages.  The trial court has ordered expedited discovery to begin by November 14, 2006.

Director Litigation

Cablevision has been named as a nominal defendant in a purported shareholder derivative complaint filed in the Court of Chancery of the State of Delaware.  The action is brought derivatively on behalf of Cablevision and names as additional defendants Charles F. Dolan, the Chairman of Cablevision, and Rand Araskog, Frank Biondi, John Malone and Leonard Tow, each of whom was appointed as a director on March 2, 2005 by Mr. Dolan and certain other holders of the Company’s NY Group Class B common stock.  The complaint alleges that Charles F. Dolan, as the controlling Class B shareholder of Cablevision, by purporting to remove three Cablevision Board members (William J. Bell, Sheila Mahony and Steven Rattner) and replace them with the four new directors, wrongfully interfered with the Board’s role in managing the affairs of Cablevision and sought to substitute his judgment of how to proceed with the VOOM service of Cablevision’s Rainbow DBS subsidiary above that of the Board.  The action seeks, among other things, to preliminarily and permanently enjoin Charles F. Dolan from interfering with the managerial prerogatives of Cablevision’s Board; rescinding the purported appointment of the new directors; rescinding the removal of Mr. Bell, Ms. Mahony and Mr. Rattner as directors and restoring them to their positions as directors and directing Charles F. Dolan to account to Cablevision for its damages.

Patent Litigation

Cablevision is named as a defendant in certain lawsuits claiming infringement of various patents relating to various aspects of our businesses.  In certain of these cases other industry participants are also defendants.  In certain of these cases we expect that any potential liability would be the responsibility of our equipment vendors pursuant to applicable contractual indemnification provisions.  To the extent that the allegations in these lawsuits have been analyzed by us at the current stage of their proceedings, we believe that the claims are without merit and intend to defend the actions vigorously.  The final disposition of these actions is not expected to have a material adverse effect on our consolidated financial position.

Contract Disputes

In September 2005, Loral filed an action for breach of its agreement with Rainbow DBS alleging that the sale of the Rainbow 1 satellite and related assets to EchoStar would trigger a Make Whole Payment of $33,000 plus interest, or approximately $50,400 as of September 30, 2006.  A trial in this matter has been scheduled for January 16, 2007.  The Company believes that it has substantial defenses to Loral’s claim and is contesting the lawsuit vigorously.  Accordingly, no provision has been made for such Make Whole Payment in the accompanying condensed consolidated financial statements.

On June 22, 2006, the New York Knicks, a division of Madison Square Garden, L.P., notified the then-head coach of the Knicks, Larry Brown, that his employment had been terminated with cause pursuant to his employment agreement with the Knicks.  Mr. Brown disputed the Knicks’ right to terminate his employment with cause and the matter was referred to the Commissioner of the National Basketball Association (“NBA”), who had the authority under the agreement to resolve all disputes.  On October 30, 2006, the parties reached a settlement of this matter under which the Knicks agreed to pay Mr. Brown $18,500 of the disputed amount  in connection with his employment agreement, which amount has been accrued for in the accompanying financial statements as of September 30, 2006.

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

Stock Option Related Matters

As described in Note 3, the Company announced on August 8, 2006 that, based on a voluntary review of its past practices in connection with grants of stock options and SARs, it has determined that the grant date and exercise price assigned to a number of its stock option and SAR grants during the 1997-2002 period did not correspond to the actual grant date and the fair market value of Cablevision’s common stock on the actual grant date.  The review was conducted with a law firm that was not previously involved with the Company’s stock option plans.  The Company has advised the SEC and the U.S. Attorney’s Office for the Eastern District of New York of these matters and each has commenced an investigation.  The Company received a grand jury subpoena from the U.S. Attorney’s Office for the Eastern District of New York seeking documents related to the stock options issues.  The Company received a document request from the SEC relating to its informal investigation into these matters.  The Company continues to fully cooperate with such investigations.

In addition, purported derivative lawsuits (including one purported combined derivative and class action lawsuit) relating to the Company’s past stock option and SAR grants have been filed in New York State Supreme Court, Nassau County, the United States District Court for the Eastern District of New York, and Delaware Chancery Court, New Castle County, by parties identifying themselves as shareholders of Cablevision purporting to act on behalf of Cablevision.  These lawsuits name as defendants certain present and former members of Cablevision’s Board of Directors and certain present and former executive officers, alleging breaches of fiduciary duty and unjust enrichment relating to practices with respect to the dating of stock options, recordation and accounting for stock options, financial statements and SEC filings, and alleged violation of IRC 162(m).  In addition, certain of these lawsuits assert claims under Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Section 304 of the Sarbanes-Oxley Act.  The lawsuits seek damages from all defendants, disgorgement from the officer defendants, declaratory relief, and equitable relief, including rescission of the 2006 Employee Stock Plan and voiding of the election of the director defendants.  The plaintiff in the Delaware case filed a motion for expedited proceedings, which was denied by the court on October 13, 2006.  Certain plaintiffs in the Nassau County cases have also filed a motion for expedited proceedings.  That motion is pending before the court.  On October 27, 2006, the Board of Directors of Cablevision appointed Grover C. Brown and Zachary W. Carter as directors and, on the same date, appointed Messrs. Brown and Carter to a newly formed special litigation committee (“SLC”) of the Board.  The SLC has filed motions in all three courts to intervene and to stay all proceedings until completion of the SLC’s independent investigation of the claims raised in these actions.  The SLC’s motions are pending.

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

Other Matters

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

NOTE 17.                                          DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s debt instruments are summarized as follows:

	September 30, 2006
	Carrying Amount	Estimated Fair Value
Debt instruments:
Bank debt	$5,029,250	$5,029,250
Collateralized indebtedness	957,290	938,581
Senior notes and debentures	5,993,657	6,100,412
Senior subordinated notes and debentures	496,913	556,543
Notes payable	12,226	12,491
	$12,489,336	$12,637,277

	December 31, 2005
	Carrying Amount	Estimated Fair Value
Debt instruments:
Bank debt	$1,851,500	$1,851,500
Collateralized indebtedness	1,170,126	1,171,731
Senior notes and debentures	5,992,760	5,888,636
Senior subordinated notes and debentures	746,621	819,982
Notes payable	15,905	15,778
	$9,776,912	$9,747,627

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 18.                                          OTHER MATTERS

Special Dividend Payment

On April 7, 2006, the Board of Directors of the Company declared a special cash dividend of $10.00 per share on each outstanding share of its Cablevision NY Group Class A common stock and Cablevision NY Group Class B common stock.  The dividend was paid on April 24, 2006 to holders of record at the close of business on April 18, 2006.  The dividend was paid from the proceeds of a distribution of approximately $3,000,000 held in cash and cash equivalents from CSC Holdings to Cablevision.  The CSC Holdings distribution was funded from the proceeds of its term B loan facility which closed on March 29, 2006 (See Note 10).  The dividend payment on all outstanding shares of Cablevision common stock and certain common stock equivalents amounted to $2,834,649.  In addition, Cablevision set aside $126,838 representing $10.00 for each outstanding restricted share and each stock appreciation right and stock option vested as of December 31, 2004, which will be paid when, and if, the restrictions lapse on each restricted share and when, and if, such stock appreciation rights and stock options are exercised.  The Company recorded a decrease in additional paid in capital of $1,321,155 and an increase in accumulated deficit of $1,585,398 in connection with the payment of the special dividend on April 24, 2006.  Such amounts exclude dividend payments on stock appreciation rights and stock options which were vested as of December 31, 2004 and which were exercised subsequent to April 24, 2006.

NOTE 19.                                          SUBSEQUENT EVENTS

On October 8, 2006, the Company received a proposal from the Dolan Family Group (the “Dolan Family Group Proposal”) to acquire, at a purchase price of $27.00 per share in cash, all of the outstanding shares of the Company’s common stock, except for the shares held by the Dolan Family Group.  The Dolan Family Group Proposal contemplates that substantially all of the purchase price would be funded by the incurrence of additional indebtedness by Cablevision, CSC Holdings, RNS and several other subsidiaries of Cablevision and CSC Holdings.

Cablevision ‘s Board of Directors appointed a special transaction committee of independent directors, which consists of Thomas V. Reifenheiser and Vice Admiral John R. Ryan USN (Ret.), to review the proposal.  The special transaction committee has retained Willkie Farr & Gallagher LLP, as its legal counsel, and Lehman Brothers Inc. and Morgan Stanley, as financial advisors.

CSC HOLDINGS, INC. AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$394,412	$394,969
Restricted cash	5,840	8,454
Accounts receivable, trade (less allowance for doubtful accounts of $18,593 and $18,807)	410,988	421,950
Notes and other receivables	36,768	74,141
Investment securities	133	647
Prepaid expenses and other current assets	130,521	98,921
Feature film inventory, net	110,299	108,607
Deferred tax asset	286,863	58,049
Advances to affiliates	175,366	121,128
Investment securities pledged as collateral	105,575	723,476
Derivative contracts	102,861	268,539
Assets held for sale	—	7,557
Total current assets	1,759,626	2,286,438

Property, plant and equipment, net of accumulated depreciation of $6,197,702 and $5,494,994	3,793,937	3,868,077
Investments in affiliates	46,127	39,463
Investment securities pledged as collateral	912,489	199,430
Notes and other receivables	43,476	42,987
Derivative contracts	—	109,207
Other assets	80,127	83,801
Long-term feature film inventory, net	371,060	378,502
Deferred carriage fees, net	170,777	188,135
Franchises	731,848	731,848
Affiliation, broadcast and other agreements, net of accumulated amortization of $400,586 and $349,752	468,529	519,363
Other intangible assets, net of accumulated amortization of $88,544 and $68,192	362,438	388,622
Excess costs over fair value of net assets acquired	987,406	993,426
Deferred financing and other costs, net of accumulated amortization of $51,450 and $77,014	114,797	97,285
	$9,842,637	$9,926,584

See accompanying notes to
condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS (cont’d)
(Dollars in thousands)

	September 30, 2006	December 31, 2005
	(unaudited)
LIABILITIES AND STOCKHOLDER’S DEFICIENCY

Current Liabilities:

Accounts payable	$398,036	$373,362
Accrued liabilities	970,793	916,930
Accounts payable to affiliates	1,307	1,467
Deferred revenue	162,304	140,723
Feature film and other contract obligations	108,223	112,817
Liabilities under derivative contracts	1,604	101,580
Current portion of bank debt	81,250	8,560
Current portion of collateralized indebtedness	209,736	857,774
Current portion of capital lease obligations	7,450	8,586
Notes payable	11,209	8,438
Total current liabilities	1,951,912	2,530,237

Feature film and other contract obligations	326,135	351,673
Deferred revenue	14,818	16,219
Deferred tax liability	267,732	109,309
Liabilities under derivative contracts	144,713	17,571
Other long-term liabilities	275,463	361,018
Bank debt	4,948,000	1,842,940
Collateralized indebtedness	747,554	312,352
Senior notes and debentures	4,493,657	4,492,760
Senior subordinated notes and debentures	496,913	746,621
Notes payable	1,017	7,467
Capital lease obligations	56,092	51,201
Minority interests	48,565	55,190
Total liabilities	13,772,571	10,894,558

Commitments and contingencies

Stockholder’s deficiency:
Series A Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
Series B Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
8% Series D Cumulative Preferred Stock, $.01 par value, 112,500 shares authorized, none issued ($100 per share liquidation preference)	—	—
Preferred Stock, $.01 par value, 9,487,500 shares authorized, none issued	—	—
Common Stock, $.01 par value, 20,000,000 shares authorized, 11,595,635 and 9,529,987 shares issued and outstanding	116	95
Paid-in capital	101,136	2,392,805
Accumulated deficit	(4,027,624)	(3,357,312)
	(3,926,372)	(964,412)
Accumulated other comprehensive loss	(3,562)	(3,562)

Total stockholder’s deficiency	(3,929,934)	(967,974)
	$9,842,637	$9,926,584

See accompanying notes to
condensed consolidated financial statements

CSC HOLDINGS, INC. AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2006 and 2005
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(As restated)		(As restated)

Revenues, net	$1,408,736	$1,241,745	$4,242,017	$3,686,730

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	638,906	548,526	1,911,643	1,621,677
Selling, general and administrative	348,661	317,388	1,081,671	987,450
Restructuring charges (credits)	(1,729)	1,438	(4,483)	2,093
Depreciation and amortization (including impairments)	287,463	266,536	847,521	804,915
	1,273,301	1,133,888	3,836,352	3,416,135

Operating income	135,435	107,857	405,665	270,595

Other income (expense):
Interest expense	(209,888)	(158,325)	(587,134)	(479,999)
Interest income	4,639	2,727	26,890	12,530
Equity in net income of affiliates	2,677	2,277	5,872	1,600
Write-off of deferred financing costs	(6,084)	—	(14,083)	—
Gain (loss) on sale of affiliate interests	—	(16)	—	65,467
Gain (loss) on investments, net	100,518	(20,207)	178,594	(97,354)
Gain (loss) on derivative contracts, net	(130,019)	10,915	(172,634)	75,450
Loss on extinguishment of debt	—	—	(13,125)	—
Minority interests	(3,061)	(2,822)	(6,833)	(3,067)
Miscellaneous, net	2,231	232	2,239	296
	(238,987)	(165,219)	(580,214)	(425,077)

Loss from continuing operations before income taxes	(103,552)	(57,362)	(174,549)	(154,482)

Income tax benefit	65,736	11,958	92,600	22,352

Loss from continuing operations	(37,816)	(45,404)	(81,949)	(132,130)
Income (loss) from discontinued operations	(421)	870	37,895	211,192

Income (loss) applicable to common shareholder before cumulative effect of a change in accounting principle, net of taxes	(38,237)	(44,534)	(44,054)	79,062
Cumulative effect of a change in accounting principle, net of taxes	—	—	(862)	—
Net income (loss)	$(38,237)	$(44,534)	$(44,916)	$79,062

See accompanying notes to
condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2006 and 2005
(Dollars in thousands)
(Unaudited)

	2006	2005
		(As restated)
Cash flows from operating activities:
Loss from continuing operations	$(81,949)	$(132,130)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	847,521	804,915
Equity in net income of affiliates	(5,872)	(1,600)
Minority interests	6,833	3,067
Gain on sale of affiliate interests	—	(65,467)
Unrealized loss (gain) on investments, net	(173,195)	97,354
Write-off of deferred financing costs	14,083	—
Unrealized loss (gain) on derivative contracts	143,159	(102,298)
Loss on extinguishment of debt	13,125	—
Amortization of deferred financing, discounts on indebtedness and other deferred costs	54,097	59,975
Share-based compensation expense related to equity classified awards	46,922	42,975
Deferred income tax benefit	(99,655)	(29,228)
Amortization and write-off of feature film inventory	91,598	82,757
Provision for doubtful accounts	38,171	36,423
Changes in other assets and liabilities	(178,922)	(153,271)
Net cash provided by operating activities	715,916	643,472

Cash flows from investing activities:
Capital expenditures	(700,331)	(540,058)
Payment for acquisitions	—	(4,231)
Proceeds from sale of equipment, net of costs of disposal	9,425	3,647
Decrease in investment securities and other investments	705	260
Decrease in restricted cash	2,614	27,187
Additions to other intangible assets	(1,414)	(11,611)
Increase in investments in affiliates, net	—	(180)
Net cash used in investing activities	(689,001)	(524,986)

Cash flows from financing activities:
Proceeds from bank debt	5,438,000	434,527
Repayment of bank debt	(2,260,250)	(866,750)
Redemption of senior subordinated debentures	(263,125)	—
Proceeds from collateralized indebtedness	529,520	169,376
Repayment of collateralized indebtedness	(480,419)	(174,838)
Capital distribution to Cablevision	(2,959,645)	—
Proceeds from derivative contracts	6,496	6,462
Settlement of derivative contracts	(50,864)	—
Payments on capital lease obligations and other debt	(6,655)	(10,019)
Deemed contribution from stockholder	—	6,337
Additions to deferred financing and other costs	(47,374)	(70)
Distributions to minority partners	(13,458)	(9,108)
Net cash used in financing activities	(107,774)	(444,083)

Net effect of exchange rate changes on cash and cash equivalents	—	191
Net decrease in cash and cash equivalents from continuing operations	(80,859)	(325,406)

Cash flows of discontinued operations (Revised - see Note 6):
Net cash provided by (used in) operating activities	75,835	(72,313)
Net cash provided by (used in) investing activities	4,467	(120,445)
Net change in cash classified in assets held for sale	—	95,337
Net effect of discontinued operations on cash and cash equivalents	80,302	(97,421)

Cash and cash equivalents at beginning of year	394,969	771,479

Cash and cash equivalents at end of period	$394,412	$348,652

See accompanying notes to
condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

NOTE 1.                BUSINESS

CSC Holdings, Inc. (“CSC Holdings” or the “Company”), is a wholly-owned subsidiary of Cablevision Systems Corporation (“Cablevision”).  The Company and its majority-owned subsidiaries own and operate cable television systems and through the Company’s subsidiary, Rainbow Media Holdings LLC, have ownership interests in companies that produce and distribute national and regional entertainment and sports programming services, including Madison Square Garden, L.P.  The Company also owns companies that provide advertising sales services for the cable television industry, provide telephone service, operate motion picture theaters, and through April 30, 2005, provided direct broadcast satellite service.  The Company classifies its business interests into three segments:  Telecommunications Services, consisting principally of its video, high-speed data, and Voice over Internet Protocol services and its commercial data and voice services operations of Optimum Lightpath; Rainbow, consisting principally of interests in national and regional cable television programming networks including AMC, IFC, WE tv (formerly WE: Women’s Entertainment), fuse and VOOM HD; and Madison Square Garden, which owns and operates professional sports teams, regional cable television sports programming networks and an entertainment business.

NOTE 2.                BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these financial statements do not include all the information and notes required for complete annual financial statements.

The financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 presented in this Form 10-Q are unaudited; however, in the opinion of management, such financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

Reclassifications

The operating results of Fox Sports Net Chicago have been classified as discontinued operations in the condensed consolidated statements of operations and cash flows for all periods presented.

NOTE 3.                                                 RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company announced on August 8, 2006, that in light of published reports concerning the pricing of stock options and the timing of stock option grants at numerous other companies, the Company had undertaken a voluntary review of its past practices in connection with grants of stock options and stock appreciation rights (“SARs”). As a result of the review which was conducted with a law firm that was not previously involved with the Company’s stock option plans, the Company determined that the grant date and exercise price assigned to a number of its stock option and SAR grants during the 1997-2002 period did not correspond to the actual grant date and the fair market value of Cablevision’s common stock on the actual grant date.  In such cases, the date assigned to the grant corresponded to the date of a unanimous written consent executed by the members of the compensation committee of the Company’s Board of Directors, but the date of that consent did not correspond to the actual date of the grant.  In nearly all such cases, the stock price on the assigned date was lower, sometimes substantially lower, than the price on the date the award was actually granted.  At all relevant times, the Company’s stock plan required that the exercise price of options be not less than the fair market value per share of the Company’s common stock on the date of grant (defined in the plan as the closing price).  The former officers of the Company and the Company’s former compensation consultant who were identified in the stock option review as having directly participated in the options dating process have either retired or had their relationship with the Company otherwise terminated (in every case more than one year prior to the commencement of the stock option review).

In addition to grant dating issues, the Company’s review identified certain modifications made to outstanding stock option award grants, principally extensions of expiration dates that were not accounted for properly. In addition, two awards of options and one option modification were also incorrectly accounted for as having been granted to employees or modified for employees.  One of these two awards was to the Company’s former compensation consultant (which was subsequently cancelled in 2003) and the other award related to an executive officer whose death occurred after the stated grant date of the award and before the actual grant date.  The option modification that was incorrectly accounted for related to the options issued to this former executive officer.  Management of the Company concluded that the Company’s consolidated financial statements for the years ended December 31, 2005, 2004 and 2003, all quarterly periods in 2005 and 2004 and the quarter ended March 31, 2006 should be restated to adjust previously recognized amounts of non-cash stock-based compensation (expense) benefit resulting from the Company’s stock option review.  These restatements were reflected in the Company’s Form 10-K/A for the year ended December 31, 2005 (the “2005 Form 10-K/A”), the Form 10-Q/A for the quarter ended March 31, 2006 (the “March 31, 2006 Form 10-Q/A”) and the Form 10-Q for the quarter ended June 30, 2006 (the “June 30, 2006 Form 10-Q”), all of which were filed with the SEC on September 21, 2006.

The restatement of the Company’s previously issued financial statements, which was previously reported in the Company’s 2005 Form 10-K/A, March 31, 2006 Form 10-Q/A and June 30, 2006 Form 10-Q, reflected the following:

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

In addition, and not resulting from the review described above, the Company also restated its previously issued financial statements to reflect the following stock-based compensation related items which were identified by the Company prior to the initiation of the stock option review but were not previously reflected in the Company’s financial statements.  Although the Company concluded that such adjustments were not material to prior periods at the time the related accounting impacts were initially identified, the Company concluded it was appropriate to include these adjustments in those restatements since such items relate to stock-based compensation related matters.

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

The Company restated its consolidated financial statements for the years ended December 31, 2005, 2004 and 2003, all quarterly periods in 2005 and 2004 and the quarter ended March 31, 2006 as reflected in the Company’s 2005 Form 10-K/A and the March 31, 2006 Form 10-Q/A which were filed with the SEC on September 21, 2006.  This Form 10-Q includes restated financial information for the three and nine months ended September 30, 2005.  The impact of the restatement adjustments extended to periods back to the year ended December 31, 1997 through the period ended March 31, 2006.

The table below reflects the impacts of the restatement adjustments discussed above on the Company’s condensed consolidated statements of operations for the periods presented below:

	Additional income (expense)
	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005	Cumulative (January 1, 1997 through March 31, 2006)
Stock option grant date changes	$1,600	$(6,369)	$(67,609)
Stock option grants and modifications of options to non-employees	110	329	(11,051)
Modifications to employee stock option awards	143	429	(8,021)
Option awards originally recorded as fixed awards that were subsequently determined to be variable awards	(411)	(13,555)	(6,034)
Total pre-tax stock option related accounting adjustments (a)	1,442	(19,166)	(92,715)
Income tax impact of restatement adjustments above	(590)	7,846	36,730
Income tax adjustments related to IRC 162(m) resulting from adjustments due to grant date changes	81	(972)	(23,749)
Income tax adjustments related to IRC 162(m) for restricted shares	(1,005)	(3,205)	(9,507)
Total tax adjustments	(1,514)	3,669	3,474
Total adjustments to net income (loss)	$(72)	$(15,497)	$(89,241)

Note:       The additional income reflected in the pre-tax adjustments in the table above relate to the reversal of previously recognized compensation expense for forfeitures of stock-based awards in the period prior to vesting and certain restricted stock award adjustments.

(a)                      Recorded as adjustments to selling, general and administrative expense except for (expense) income of $10 and $(292) recorded as adjustments to equity in net income or loss of affiliates for the three and nine months ended September 30, 2005, respectively, due to allocations of stock-based compensation expense to certain affiliates accounted for under the equity method.

There was no impact on previously reported revenue for the three and nine months ended September 30, 2005 or net cash provided by operating activities, net cash used in investing activities or net cash used in financing activities for the nine months ended September 30, 2005 as a result of these adjustments.  However, loss from continuing operations, equity in net income of affiliates, share based compensation expense related to equity classified awards and deferred income tax amounts within cash flows from operating activities have been restated in the Company’s condensed consolidated statements of cash flows for the nine months ended September 30, 2005 to reflect the restatement adjustments above.

The following table summarizes the condensed consolidated statements of operations, giving effect to the restatement adjustments described above, showing previously reported amounts and restated amounts for the three and nine months ended September 30, 2005:

	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2005
	(As previously reported)	(As restated)	(As previously reported)	(As restated)
Revenues, net	$1,241,745	$1,241,745	$3,686,730	$3,686,730

Operating expenses:
Technical and operating	548,526	548,526	1,621,677	1,621,677
Selling, general and administrative	318,820	317,388	968,576	987,450
Restructuring charges	1,438	1,438	2,093	2,093
Depreciation and amortization	266,536	266,536	804,915	804,915
	1,135,320	1,133,888	3,397,261	3,416,135
Operating income	106,425	107,857	289,469	270,595

Other income (expense):
Interest expense	(158,325)	(158,325)	(479,999)	(479,999)
Interest income	2,727	2,727	12,530	12,530
Equity in net income of affiliates	2,267	2,277	1,892	1,600
Gain (loss) on sale of affiliate interests	(16)	(16)	65,467	65,467
Loss on investments, net	(20,207)	(20,207)	(97,354)	(97,354)
Gain on derivative contracts, net	10,915	10,915	75,450	75,450
Minority interests	(2,822)	(2,822)	(3,067)	(3,067)
Miscellaneous, net	232	232	296	296
	(165,229)	(165,219)	(424,785)	(425,077)
Loss from continuing operations before income taxes	(58,804)	(57,362)	(135,316)	(154,482)
Income tax benefit	13,472	11,958	18,683	22,352

Loss from continuing operations	(45,332)	(45,404)	(116,633)	(132,130)
Income from discontinued operations, net of taxes	870	870	211,192	211,192
Net income (loss)	$(44,462)	$(44,534)	$94,559	$79,062

NOTE 4.                COMPREHENSIVE INCOME (LOSS)

The comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2006 equals the net income (loss) for the respective periods.  The comprehensive income (loss), net of tax, as restated, for the three and nine months ended September 30, 2005 amounted to $(44,534) and $80,793, respectively.

NOTE 5.                INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is not presented since the Company is a wholly-owned subsidiary of Cablevision.

NOTE 6.                CASH FLOWS

For purposes of the condensed consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

During the nine months ended September 30, 2006 and 2005, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Nine Months Ended September 30,
	2006	2005
Non-Cash Investing and Financing Activities:
Acquisition of the 40% minority interest in certain Regional Programming Partners entities in exchange for the Company’s interests in Fox Sports Net Ohio, Fox Sports Net Florida, National Sports Partners and National Advertising Partners	$—	$604,080
Note payable, including interest, contributed by News Corporation to Regional Programming Partners	—	152,907
Capital lease obligations	11,751	180
Redemption of collateralized indebtedness with restricted cash and related prepaid forward contract	—	116,544
Redemption of collateralized indebtedness with related prepaid forward contracts and stock	250,412	167,181
Redemption of collateralized indebtedness with related prepaid forward contracts	31,385	22,943
Rights payments offset with repayment of a note receivable	—	36,689

Supplemental Data:
Cash interest paid - continuing operations	542,844	452,447
Cash interest paid - discontinued operations	12	81
Income taxes paid (refunded), net	10,015	(5,158)

In addition, the Company has revised its condensed consolidated statement of cash flows for the nine months ended September 30, 2005 to separately disclose the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which had been previously reported on a combined basis as a single amount.

NOTE 7.                                                 ASSETS AND LIABILITIES HELD FOR SALE AND DISCONTINUED OPERATIONS

Fox Sports Net Chicago

In June 2006, the operations of the Fox Sports Net Chicago programming business were shut down.  In connection with the shut down, the Company recorded a goodwill impairment charge of $5,121 which has been classified in discontinued operations.

Rainbow DBS

In April 2005, the operations of the Rainbow DBS satellite distribution business were shut down.  In connection with the shut down, certain assets of the business, including the Rainbow 1 direct broadcast satellite and certain other related assets were sold to a subsidiary of EchoStar for $200,000 in cash.  This transaction closed in November 2005.  In addition, Rainbow DBS had FCC licenses to construct, launch and operate five fixed service Ka-band satellites and had entered into a contract in November 2004 for the construction by Lockheed Martin of these five Ka-band satellites at a cost of $740,000.  Rainbow DBS had the right to terminate the contract at any time, subject to certain maximum termination liabilities.  Rainbow DBS exercised this right on November 21, 2005, and the amount paid to Lockheed Martin in excess of the termination liability was repaid to the Company in March 2006.

In September 2005, Loral Space and Communications Holding Corporation (“Loral”) filed an action for breach of its agreement with Rainbow DBS alleging that the sale of the Rainbow 1 satellite and related assets to EchoStar would trigger a Make Whole Payment of $33,000 plus interest, or approximately $50,400 as of September 30, 2006.  The Company believes that it has substantial defenses to Loral’s claim and is contesting the lawsuit vigorously.  Accordingly, no provision has been made for such Make Whole Payment in the accompanying condensed consolidated financial statements.

Certain assets of the Rainbow DBS satellite distribution business, previously included in the Rainbow DBS segment, amounting to $7,557, had been classified as assets held for sale in the consolidated balance sheet of the Company at December 31, 2005.  These assets related to the direct broadcast satellite television business of Rainbow DBS and consisted of equipment and other assets.  In the first quarter of 2006, the Company recorded an impairment loss of $7,179 which has been classified in discontinued operations.  In the second quarter of 2006, the assets were sold.

Discontinued Operations

The operating results of Fox Sports Net Ohio and Fox Sports Net Florida (in connection with the Regional Programming Partners restructuring in April 2005), Fox Sports Net Chicago and the Rainbow DBS satellite distribution business (in connection with the Board of Directors’ authorization to shut down the business), net of taxes, have been classified in the consolidated statements of operations as discontinued operations for all periods presented.  Operating results of discontinued operations for the three and nine months ended September 30, 2006 and 2005 are summarized below:

	Three Months Ended September 30, 2006
	Fox Sports Net Chicago	Rainbow DBS Distribution Business	Total
Revenues, net	$—	$—	$—

Income (loss) before income taxes	$311	$(1,025)	$(714)
Income tax (expense) benefit	(127)	420	293

Net income (loss)	$184	$(605)	$(421)

	Nine Months Ended September 30, 2006
	Fox Sports Net Chicago	Rainbow DBS Distribution Business	Total

Revenues, net*	$78,974	$—	$78,974

Income (loss) before income taxes	$72,601	$(4,875)	$67,726
Income tax (expense) benefit	(31,827)	1,996	(29,831)

Net income (loss)	$40,774	$(2,879)	$37,895

*                             This amount includes $77,996 representing the collection in June 2006 of affiliate revenue from a cable affiliate, including $74,696 relating to periods prior to the second quarter of 2006, that had not been previously recognized due to a contractual dispute.  The underlying contract was terminated in June 2006 and no further payments will be received under this contract.

	Three Months Ended September 30, 2005
	Fox Sports Net Chicago	Fox Sports Net Ohio and Fox Sports Net Florida	Rainbow DBS Distribution Business	Total
Revenues, net	$1,456	$—	$—	$1,456

Income (loss) before income taxes	$752	$(32)	$756	$1,476
Income tax benefit (expense)	(309)	14	(311)	(606)

Net income (loss)	$443	$(18)	$445	$870

	Nine Months Ended September 30, 2005
	Fox Sports Net Chicago	Fox Sports Net Ohio and Fox Sports Net Florida	Rainbow DBS Distribution Business	Other	Total
Revenues, net	$1,636	$40,018	$8,771	$—	$50,425

Income (loss) before income taxes	$1,192	$465,778	$(109,029)	$4,256	$362,197
Income tax benefit (expense)	(490)	(193,618)	44,854	(1,751)	(151,005)

Net income (loss) including gain on restructuring of RPP of $265,531, and other gain of $2,520, net of taxes	$702	$272,160	$(64,175)	$2,505	$211,192

NOTE 8.                RECENTLY ADOPTED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”), Financial Accounting Standards No. 123R, Share-Based Payment (“Statement No. 123R”).  Statement No. 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance and it establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  Statement No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  Statement No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date in which the excess tax deductions result in a reduction of income taxes payable.  In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 regarding the SEC’s interpretation of Statement No. 123R and the valuation of share-based payments for public companies.

Cablevision adopted Statement No. 123R on January 1, 2006, using the modified prospective method.  The modified prospective method requires that share-based compensation expense be recorded for the unvested portion of the restricted shares, stock options and stock appreciation rights outstanding at December 31, 2005, over the remaining service periods related to such awards.  Cablevision will continue using the Black-Scholes valuation model in determining the fair value of share-based payments.  In accordance with the pro forma disclosure requirements of Statement No. 123, Cablevision recognized the majority of the share-based compensation costs using the accelerated recognition method.  Subsequent to January 1, 2006, Cablevision will continue to recognize the cost of previously granted share-based awards under the accelerated recognition method and will recognize the cost for new share-based awards on a straight-line basis over the requisite service period.  In connection with Cablevision’s adoption of Statement No. 123R, the Company recorded $862 as a cumulative change in accounting principle, net of taxes on the Company’s consolidated statement of operations.  Share-based compensation allocated to the Company by Cablevision for the three and nine months ended September 30, 2006 was $17,640 and $56,929, respectively, and has been recorded as a component of selling, general and administrative expense.

In June 2005, the FASB issued Financial Accounting Standards No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“Statement No. 154”).  Statement No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  It requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  Statement No. 154 requires that a change in method of calculating depreciation, amortization, or depletion for long-lived nonfinancial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle.  APB Opinion No. 20 previously required that such a change be reported as a change in accounting principle.  Statement No. 154 was effective for accounting changes and corrections of errors made by the Company beginning January 1, 2006.

In June 2005, the Emerging Issues Task Force reached a consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF No. 04-5”).  EITF No. 04-5 provides guidance in assessing when a general partner should consolidate its investment in a limited partnership or similar entity.  The provisions of EITF No. 04-5 were required to be applied beginning June 30, 2005 by general partners of all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements are modified subsequent to June 30, 2005 and the provisions of EITF No. 04-5 were effective for general partners in all other limited partnerships beginning January 1, 2006.  EITF No. 04-5 did not have any impact on the Company’s financial position or results of operations upon adoption.

NOTE 9.                DEBT AND COLLATERALIZED INDEBTEDNESS

Debt

Restricted Group Bank Debt

On February 24, 2006, the Restricted Group (comprised primarily of the Company’s cable television subsidiaries and its commercial data and voice services subsidiary) entered into a new $2,400,000 credit facility with a group of banks consisting of three components:  a $1,000,000 revolver that was undrawn at September 30, 2006, a $1,000,000 term A-1 loan facility and a $400,000 term A-2 loan facility that has since been refinanced and repaid in full, as described below.  Approximately $1,300,000 of the $1,400,000 proceeds received from the term loans under the new credit facility was used to repay the outstanding borrowings and accrued interest under the prior Restricted Group credit facility that was scheduled to mature in June 2006, and fees and expenses.  On March 29, 2006, the Restricted Group entered into a new $3,500,000 term B loan facility, of which approximately $400,000 of the proceeds was used to prepay the outstanding borrowings of the term A-2 loan facility, including accrued interest, and fees and expenses.  The balance of the outstanding term B loan facility borrowings was invested in short-term AAA rated funds until approval of the special dividend by the Company’s Board of Directors.  On April 24, 2006 the approved special dividend was paid (see Note 17).

The three components of the new Restricted Group credit facility, the $1,000,000 revolver, the $1,000,000 term A-1 loan facility and the $3,500,000 term B loan facility, are direct obligations of CSC Holdings, guaranteed by most Restricted Group subsidiaries and secured by the pledge of the stock of most Restricted Group subsidiaries.  As of September 30, 2006, $51,994 of the $1,000,000 revolving credit facility was restricted for certain letters of credit issued on behalf of CSC Holdings.  The revolving credit facility and the term A-1 loan facility mature in six years in February 2012 and the term B loan facility matures in seven years in March 2013.  The revolver has no required interim repayments, the $1,000,000 term A-1 loan facility requires quarterly repayments aggregating 0% in year one, 5% in each of years two and three, 25% in each of years four and five, and 40% in the final year and the $3,500,000 term B loan facility is subject to quarterly repayments totaling 1% in each of years one through six and 94% in the final year.  The interest rate on the term A-1 loan facility varies, depending on the Restricted Group’s cash flow ratio (as defined), from .75% to 1.75% over the Eurodollar Rate for Eurodollar-based borrowings and from zero to .75% over the Base Rate for Base Rate Borrowings (as defined).  The interest rate on the borrowings under the term B loan facility is the Eurodollar Rate (as defined) plus 1.75% or prime rate plus .75%, at the Company’s election.  The weighted average interest rates as of September 30, 2006 on borrowings under the term A-1 loan facility and term B loan facility were 6.70% and 7.18%, respectively.

The principal financial covenants, which are not identical for the revolving credit facility and the term A-1 loan facility, on the one hand, and the term B loan facility, on the other, include (i) under the revolving credit facility and the term A-1 loan facility, maximum total leverage of 7.50 to 1 with subsequent stepdowns over the life of the revolving credit facility and the term A-1 loan facility until reaching 4.50 to 1 for periods beginning on and after January 1, 2010, (ii) under the revolving credit facility and the term A-1 loan facility, maximum senior secured leverage of 4.00 times cash flow through December 31, 2006 with annual stepdowns thereafter over the life of the revolving credit facility and the term A-1 loan facility until reaching 3.00 to 1 for periods beginning on and after January 1, 2010, (iii) under the revolving credit facility and the term A-1 loan facility, minimum ratios for cash flow to interest expense of 1.75 to 1 initially, increasing to 2.00 to 1 on and after July 1, 2007, and (iv) under the revolving credit facility and the term A-1 loan facility, a minimum ratio of cash flow less cash taxes to total debt expense (defined to include interest expense, certain payments of principal and dividends paid by CSC Holdings to Cablevision to permit Cablevision to pay interest and certain principal payments on its debt) of 1.50 to 1.  These covenants and restrictions on the permitted use of borrowed funds in the revolving credit facility may limit our ability to utilize all of the undrawn revolver funds.  Additional covenants include limitations on liens and the issuance of additional debt.

Under the term B loan facility, the Company is limited in its ability to incur additional indebtedness based on a maximum ratio of total indebtedness to cash flow (as defined in the term B loan facility) of 7.50 to 1 with subsequent stepdowns over the life of the term B loan facility until reaching 5.00 to 1 for periods beginning on and after January 1, 2010 and a maximum senior secured leverage ratio of 4.50 times cash flow (as defined in the term B loan facility).

Under the revolving credit facility and the term A-1 loan facility, there are generally no restrictions on investments that the Restricted Group may make, provided it is not in default.  Under the term B loan facility, there also are generally no restrictions on investments that the Restricted Group may make provided it is not in default; however, CSC Holdings must also remain in compliance with the maximum ratio of total indebtedness to cash flow and the maximum senior secured leverage ratio.  The Restricted Group can make distributions or other restricted payments so long as CSC Holdings is not in default but there is a limitation (initially $200,000, subject to increase to reflect capital contributions or issuance of equity interests) on restricted payments during any period when the cash flow leverage ratio is greater than 6.75 to 1 (6.0 to 1 after September 30, 2006).  The $200,000 limitation does not apply to restricted payments by CSC Holdings to Cablevision to be used by Cablevision to make scheduled payments of principal or interest on its indebtedness.  The Restricted Group’s ability to make restricted payments is also limited by provisions in the indentures covering the Company’s notes and debentures.

In connection with the repayment of the term A-2 loan facility and the prior Restricted Group credit facility, the Company wrote off $4,587 of unamortized deferred financing costs and in connection with the new Restricted Group credit facility, related costs of $42,004 were recorded as deferred financing costs.

Rainbow National Services Bank Debt

On July 5, 2006, Rainbow National Services, LLC (“RNS”), an indirect wholly-owned subsidiary of the Company, entered into a replacement bank facility (the “New RNS Credit Facility”) providing for an $800,000 senior secured facility which consists of a $500,000 term A loan facility and a $300,000 revolving credit facility which was used primarily to refinance its then existing credit facility.  The term A loan facility matures June 30, 2013 and the revolving credit facility matures June 30, 2012.  The New RNS Credit Facility allows RNS to utilize up to $50,000 of the revolving credit facility for letters of credit and up to $5,000 for a swing loan.  Further, the New RNS Credit Facility provides for an incremental facility of up to $925,000, provided that it be for a minimum amount of $100,000.  If an incremental facility is established, RNS and the lenders will enter into a supplement to the New RNS Credit Facility with terms and conditions that are no more restrictive than those of the New RNS Credit Facility.  There are no commitments from the lenders to fund an incremental facility.

On July 5, 2006, RNS borrowed the entire $500,000 term A loan facility and $10,000 under the revolving credit facility.  RNS used the $510,000 borrowed under the New RNS Credit Facility and $88,048 of additional available cash to repay all of its outstanding borrowings, accrued interest and fees due under its August 2004 $950,000 senior secured credit facility of which $592,500 was outstanding under a term loan at July 5, 2006 (scheduled to mature March 31, 2012) and to pay certain fees and expenses incurred in connection with the New RNS Credit Facility.  RNS may use future borrowings under the credit agreement to make investments, distributions, and other payments permitted under the New RNS Credit Facility and for general corporate purposes.  The borrowings under the New RNS Credit Facility may be repaid without penalty at any time.  At September 30, 2006, $500,000 was outstanding under the term A loan and $38,000 was outstanding under the revolving credit facility. RNS had $262,000 in undrawn revolver commitments at September 30, 2006.

Borrowings under the New RNS Credit Facility are direct obligations of RNS which are guaranteed jointly and severally by substantially all of its subsidiaries and by Rainbow Programming Holdings LLC, the direct parent of RNS, and are secured by the pledge of the stock of RNS and substantially all of its subsidiaries and all of the other assets of RNS and substantially all of its subsidiaries (subject to certain limited exceptions).  Borrowings under the New RNS Credit Facility bear interest based on either the Base Rate (the greater of the Federal Funds Rate plus 0.5% and the prime rate (as defined in the New RNS Credit Facility)), or the Eurodollar Rate (as defined in the New RNS Credit Facility).  The interest rate under the New RNS Credit Facility varies, depending on RNS’ cash flow ratio (as defined in the New RNS Credit Facility) from 1.0% to 1.5% over the Eurodollar Rate for Eurodollar-based borrowings and from zero to 0.5% over the Base Rate for Base Rate borrowings.  On September 30, 2006, the interest rate on the term A loan facility and the revolving credit facility was 6.76% and 6.66%, respectively.  The term A loan is to be repaid in quarterly installments of 1.25% of the original outstanding balance ($6,250) from March 31, 2008 until December 31, 2010, 2.5% of the original outstanding balance ($12,500) from March 31, 2011 until December 31, 2012, and 32.5% of the original outstanding balance ($162,500) on March 31, 2013 and June 30, 2013, the term A loan maturity date.  Any amounts outstanding under the revolving credit facility are due at maturity on June 30, 2012.

The financial covenants consist of (i) a minimum ratio of operating cash flow to total interest expense for each quarter (all as defined in the New RNS Credit Facility) of 1.75 to 1, (ii) a maximum cash flow ratio of total indebtedness to annualized operating cash flow (as defined in the New RNS Credit Facility) of 6.75 to 1 through June 30, 2008, decreasing thereafter to 6.25 to 1, and (iii) a maximum senior secured leverage ratio of senior secured debt to annualized operating cash flow (as defined in the New RNS Credit Facility) of 5.50 to 1.  Additional covenants include restrictions on indebtedness, guarantees, liens, investments, dividends and distributions and transactions with affiliates.

RNS is obligated to pay fees of 0.375% per annum on any undrawn revolver commitment.

In connection with the New RNS Credit Facility, RNS incurred deferred financing costs of $5,369, which are being amortized to interest expense over the term of the New RNS Credit Facility.  The Company recorded $6,084 as a write-off of deferred financing costs associated with the repayment of the August 2004 credit facility in July 2006.

Total amounts payable by the Company under the new Restricted Group credit facility and the New RNS Credit Facility are as follows:

Three months ending December 31, 2006	$17,500

Year ending December 31,
2007	$85,000
2008	110,000
2009	310,000
2010	310,000
Thereafter	4,196,750

Interest Rate Swap Contracts

In April 2006, the Company entered into several interest rate swap contracts in the notional amount of $3,700,000 to effectively fix borrowing rates on floating rate debt.  As a result of these transactions, the interest rate paid on approximately 80% of the Company’s debt is fixed.  The table below summarizes certain terms of these interest rate swap contracts as of September 30, 2006:

Maturity Date	Notional Amount	Weighted Average Fixed Rate Paid by the Company	Weighted Average Effective Floating Rate Received by the Company as of September 30, 2006
	(in thousands)
April 2008	$500,000	5.24%	5.50%

April 2009	$600,000	5.25%	5.50%

June 2010	$2,600,000	5.34%	5.37%

As of September 30, 2006, the interest rate swap contracts noted above had a fair market value and carrying value of $38,404, a net liability position, as reflected under derivative contracts in our condensed consolidated balance sheet.

Debt Covenants

CSC Holdings Credit Agreement:

On August 29, 2006, CSC Holdings advised the agent bank and the lenders under the new Restricted Group credit facility that due to the expected restatement of its financial statements resulting from the stock option review discussed in Note 3, it was unable to comply with its covenant to deliver financial information, due on that date, with respect to the periods ended June 30, 2005 and 2006.  Under the new Restricted Group credit facility, the covenant noncompliance would become an event of default if the noncompliance remained unremedied for 30 days after notice from the agent bank or any lender (other than a lender under the term B facility), or for 60 days after notice from the agent bank or term B lenders holding at least 25% of the term B facility.

On August 29, 2006, the lenders under the new Restricted Group credit facility, other than the term B lenders, agreed to waive until September 22, 2006 any default resulting from the covenant noncompliance under the new Restricted Group credit facility due to the expected restatement so notice of default could not be given by such a lender until September 25, 2006 at the earliest and the Restricted Group would have 30 days from the date of any such notice to cure the default.  CSC Holdings delivered all required information under the new Restricted Group credit facility on September 21, 2006 and the information delivery covenant noncompliance was cured by that delivery.

The Restricted Group did not obtain a waiver of the default resulting from the covenant noncompliance from the lenders holding term B loans under the new Restricted Group credit facility and, on September 7, 2006, the bank serving as administrative agent under the new Restricted Group credit facility gave a notice of default to CSC Holdings with respect to such term B covenant noncompliance.  As a result, the Restricted Group had 60 days (until November 6, 2006) to cure its noncompliance with the financial information covenant.  CSC Holdings delivered all required information under the new Restricted Group credit facility on September 21, 2006 and the information delivery covenant noncompliance was cured by that delivery.

Cablevision and CSC Holdings Indentures:

As a result of not filing their Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 by September 8, 2006, Cablevision and CSC Holdings were not in compliance with the information delivery and filing requirements under the indentures relating to their notes and debentures.  Such noncompliance would become an event of default as to any series of notes or debentures if Cablevision or CSC Holdings, as the case may be, received notice of such default from the trustee or the holders of at least 25% of the securities of that series and failed to cure the covenant noncompliance within 60 days after receipt of the notice.  On September 12, 2006, Cablevision received a letter from an investment manager stating that it was acting for funds beneficially owning more than 25% of the outstanding securities of a series under one of Cablevision’s indentures.  The letter stated that it served as a notice of default under the applicable indenture and demanded that the covenant noncompliance be remedied.  Assuming the letter constituted a valid notice of default from holders of at least 25% of the securities of the relevant series, Cablevision had 60 days (until November 11, 2006) to cure its noncompliance with the information delivery and filing covenant.  Cablevision and CSC Holdings delivered all required information under the indentures on September 21, 2006, at which time the Company was in compliance with all of the covenants of its debt instruments.

Collateralized Indebtedness

The following table summarizes the settlement of the Company’s collateralized indebtedness for the nine months ended September 30, 2006.  The Company’s collateralized indebtedness obligations relating to shares of Charter Communications, Inc. and AT&T Inc. common stock were settled by delivering the underlying securities and proceeds from the related equity derivative contracts.  The Company’s collateralized indebtedness obligations relating to Comcast Corporation and General Electric Company shares were settled by delivering the cash equal to the collateralized loan value, net of the value of the related equity derivative contracts.  The cash was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast and General Electric shares, proceeds from a prepaid interest rate swap executed in conjunction with the equity derivative contract related to the Comcast shares and, in certain instances, cash from CSC Holdings.  The terms of the new contracts allow the Company to retain upside participation in both Comcast and General Electric shares up to each respective contract’s upside appreciation limit with downside exposure limited below the respective hedge price.

				General
	Charter	AT&T	Comcast	Electric	Total
Number of shares	5,586,687	2,592,423	5,379,956	12,742,033

Collateralized indebtedness settled	$(125,907)	$(124,505)	$(197,776)	$(314,028)	$(762,216)
Prepaid forward contracts	119,177	52,696	31,385	(50,864)	152,394
Fair value of underlying securities delivered	6,730	71,809	—	—	78,539
Net cash payment	$—	$—	$(166,391)	$(364,892)	$(531,283)

Proceeds from new monetization contracts	$—	$—	$147,259	$382,261	$529,520
Proceeds from prepaid interest rate swap contract	—	—	6,496	—	6,496
	$—	$—	$153,755	$382,261	$536,016

At September 30, 2006, the Company had collateralized indebtedness obligations of $209,736 that mature during the next twelve months.  The Company intends to settle such obligations by either delivering shares of the applicable stock and proceeds of the equity derivative contracts or delivering cash from the proceeds of new monetization transactions.

Redemption of Senior Subordinated Debentures

In June 2006, CSC Holdings redeemed all of its $250,000 10-1/2% Senior Subordinated Debentures due 2016 that were issued in May 1996 at a redemption price of 105.25% plus accrued interest.  In connection with the redemption, the Company recognized a loss on extinguishment of debt of $13,125 and wrote off the remaining deferred financing costs of $3,412.

NOTE 10.              INCOME TAXES

The income tax benefit attributable to continuing operations for the nine months ended September 30, 2006 of $92,600 differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to income tax expense of $10,215 due to non-deductible expenses, state taxes, income tax benefit of $5,013 resulting from the favorable settlement of an issue with a taxing authority, income tax benefit of $16,356 resulting from the reduction of a tax contingency liability pursuant to a change in management’s judgment, and a decrease in the valuation allowance of $5,414 relating to certain state net operating loss carry forwards.

State income tax benefit for the nine months ended September 30, 2006 was greater than the expected tax benefit amount derived by applying the blended state income tax rate to the pretax loss primarily due to a reduced amount of state income tax expense of $9,818 resulting from the utilization of a lower state income tax rate on realized and unrealized gains on certain stock investments.

The income tax benefit attributable to continuing operations for the nine months ended September 30, 2005 of $22,352, as restated, differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to income tax expense of $15,366 due to non-deductible expenses, state taxes, and an increase in the valuation allowance of $5,422 relating to certain state net operating loss carry forwards.

State income tax benefit for the nine months ended September 30, 2005 was lower than the expected tax benefit amount derived by applying the blended state income tax rate to the pretax loss primarily due to a reduced amount of state income tax benefit of $6,413 resulting from the utilization of a lower state income tax rate on unrealized losses on certain stock investments.

At times, the Company takes certain positions on its tax returns that may be challenged by various taxing authorities.  These tax positions arise in connection with certain transactions or operations.  Although the Company believes it has support for its tax positions, it has recorded a liability for its best estimate of the probable loss on such positions.  Management does not believe that the resolution of these matters will have a material adverse impact on the financial position of the Company.

In connection with the previous restatement of the condensed consolidated financial statements, as described in Note 3, adjustments have been made to the income tax benefit (expense) reported in the Company’s condensed consolidated statements of operations, the excess tax benefits recognized in additional paid-in capital and the corresponding deferred tax assets.  In accordance with IRC 162(m) and related Treasury Regulations, stock options and SARs that are in-the-money at the time of grant do not qualify as performance-based compensation.  Consequently, the Company’s net operating loss carry forward (“NOL”) arising from compensation deductions for certain exercised stock options and SARs has been reduced by $86,241 for all periods through December 31, 2004 and by $2,244 in the first nine months of 2005.  In addition, excess tax benefits recorded to additional paid-in capital were reduced by $15,331 for periods through December 31, 2004 and $918 for the nine months ended September 30, 2005.

The Company has notified the Internal Revenue Service of the stock option review.  As a result of the review, the Company has provided to the Internal Revenue Service an adjustment to reduce the Company’s net operating loss carry forward by $86,241 for all tax years through December 31, 2004 and in connection with the Company’s filing of its 2005 tax return, the net operating loss carry forward was further reduced by $2,244.

In general, deferred tax assets and liabilities are classified as either current or noncurrent based on the balance sheet classification of the underlying asset or liability.  Current deferred tax assets and liabilities are netted and presented as either a current deferred tax asset or a current deferred tax liability.  As of December 31, 2005, a current deferred tax liability of $253,555 relating to investment securities pledged as collateral and derivative contracts was netted against current deferred tax assets and the resulting net current deferred tax asset of $58,049 was reported on the Company’s balance sheet.  Due primarily to reclassifications between the amount of current and noncurrent investment securities pledged as collateral and derivative contracts as a result of changing maturity dates, a current deferred tax liability of $18,640 relating to these items has been netted against current deferred tax assets to result in the net current deferred tax asset of $286,863 reported on the Company’s balance sheet as of September 30, 2006.

In connection with the tax allocation policy between the Company and Cablevision, the Company has recorded a payable due to Cablevision in the amount of $115, representing the estimated federal income tax liability of the Company for the nine months ended September 30, 2006 as determined on a stand-alone basis as if the Company filed separate federal consolidated income tax returns.

Deferred tax assets have resulted primarily from the Company’s future deductible temporary differences and net operating loss carry forwards.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized.  The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income and tax planning strategies to allow for the utilization of its net operating loss carry forwards and deductible temporary differences.  If such estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against certain of its deferred tax assets resulting in additional income tax expense in the Company’s consolidated statement of operations.  Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly.  At this time, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize benefit for its gross deferred tax assets, except for certain of its deferred tax assets against which a valuation allowance has been recorded which relate to certain state net operating loss carry forwards.

NOTE 11.              RESTRUCTURING

The following table summarizes the accrued restructuring liability, net of related sublease amounts, for continuing operations:

		2006 Plans
	2005 Plan	Facility
	Employee	Realignment	Employee
	Severance	Costs	Severance
Balance at December 31, 2005	$23	$—	$—
Additional charges (credits)	(23)	363	143
Payments	—	(214)	(143)

Balance at September 30, 2006	$—	$149	$—

In addition, for the nine months ended September 30, 2006, the Company recorded restructuring credits of $4,966 relating primarily to the Company entering into certain sublease rental agreements whereby the sublease revenue exceeded previous estimates recorded in connection with the 2001 and 2002 facility realignment restructuring plans.  Based on the restructuring credits recorded and payments made by the Company, the restructuring liability relating to these plans, net of sublease amounts, as of September 30, 2006 was zero.

In 2006, the Company recorded restructuring charges of $506, which included expenses of approximately $143 associated with the elimination of approximately ten positions at a programming business within the Rainbow segment (which was fully paid as of September 30, 2006) and estimated expenses of approximately $363 associated with facility realignment costs of the Company’s corporate assets, which are expected to be completed by June 2009.

The cumulative amount of restructuring charges (net of credits) incurred by the Company for continuing operations for each of the restructuring plans are as follows:

	2001	2002	2005	2006
	Plan	Plan	Plan	Plan	Total
Employee severance	$15,108	$19,586	$1,105	$143	$35,942
Facility realignment and other costs	23,122	53,688	—	363	77,173
Cumulative restructuring charges recognized as of September 30, 2006	$38,230	$73,274	$1,105	$506	$113,115

NOTE 12.              INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
Gross carrying amount of amortizable intangible assets
Affiliation relationships and affiliate agreements	$782,367	$782,367
Broadcast rights and other agreements	86,748	86,748
Season ticket holder relationships	75,005	75,005
Suite holder contracts and relationships	21,167	21,167
Advertiser relationships	104,071	104,071
Other intangibles	88,708	87,400
	1,158,066	1,156,758
Accumulated amortization
Affiliation relationships and affiliate agreements	351,508	305,677
Broadcast rights and other agreements	49,078	44,075
Season ticket holder relationships	8,663	4,576
Suite holder contracts and relationships	4,983	2,491
Advertiser relationships	39,941	31,315
Other intangibles	34,957	29,810
	489,130	417,944
Indefinite-lived intangible assets
Franchises	731,848	731,848
Sports franchises	96,215	96,215
FCC licenses and other intangibles	11,936	19,076
Trademarks	53,880	53,880
Excess costs over the fair value of net assets acquired	987,406	993,426
	1,881,285	1,894,445
Total intangible assets, net	$2,550,221	$2,633,259

The changes in the carrying amount of excess costs over the fair value of net assets acquired (“goodwill”) for the nine months ended September 30, 2006 are as follows:

	Tele-				Total
	communications	MSG	Rainbow	Other	Company
Balance as of December 31, 2005	$206,971	$724,033	$47,965	$14,457	$993,426
Impairment loss from continuing operations	—	—	—	(899)	(899)
Impairment loss from discontinued operations (Note 7)	—	—	(5,121)	—	(5,121)
Balance as of September 30, 2006	$206,971	$724,033	$42,844	$13,558	$987,406

NOTE 13.              BENEFIT PLANS

The Company has a Cash Balance Retirement Plan (the “Retirement Plan”) for the benefit of employees other than those of the Clearview Cinemas business.  Under the Retirement Plan, the Company will credit a certain percentage of eligible base pay into an account established for each participant, which will earn a market based rate of return annually.  Components of the net periodic pension cost for the Retirement Plan for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost	$6,912	$5,942	$20,749	$18,878
Interest cost	1,900	1,433	5,706	4,639
Expected return on plan assets	(2,684)	(1,869)	(7,412)	(6,035)
Net periodic benefit cost	$6,128	$5,506	$19,043	$17,482

The Company contributed the minimum required payment of approximately $6,788 to its Retirement Plan, as well as a discretionary payment of approximately $18,712 during the nine months ended September 30, 2006.

Madison Square Garden sponsors a non-contributory pension plan (“MSG Plan”) covering its non-union employees hired prior to January 1, 2001.  Benefits payable to retirees under this plan are based upon years of service and participants’ compensation and is funded through a trust established under the MSG Plan.  Components of the net periodic pension cost for the MSG Plan for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost	$896	$760	$2,688	$2,279
Interest cost	995	812	2,985	2,437
Expected return on plan assets	(798)	(657)	(2,395)	(1,970)
Recognized net actuarial loss (gain)	104	—	312	—
Net periodic pension cost	$1,197	$915	$3,590	$2,746

The Company previously disclosed in its financial statements for the year ended December 31, 2005 that it was not required to make a minimum contribution to the MSG Plan in 2006; however, it made a discretionary contribution of $4,750 to reduce future contribution requirements during the nine months ended September 30, 2006.

NOTE 14.              SEGMENT INFORMATION

The Company classifies its business interests into three segments: Telecommunications Services, consisting principally of its video, high-speed data, and Voice over Internet Protocol services and its commercial data and voice services operations of Optimum Lightpath; Rainbow, consisting principally of interests in national and regional cable television programming networks, including AMC, IFC, WE tv, fuse and VOOM HD; and Madison Square Garden, which owns and operates professional sports teams, regional cable television sports programming networks and an entertainment business.

The Company’s reportable segments are strategic business units that are managed separately.  The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income (loss) before depreciation and amortization (including impairments), share-based compensation expense and restructuring charges or credits), a non-GAAP measure.  The Company has presented the components that reconcile adjusted operating cash flow to operating income (loss), an accepted GAAP measure, as well as information as to the operations of the Company’s business segments below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues, net from continuing operations
Telecommunications Services	$1,075,754	$910,603	$3,118,087	$2,657,045
Rainbow	217,042	210,422	649,334	614,924
Madison Square Garden	128,516	135,178	514,402	466,236
All Other(a)	21,249	19,029	59,476	62,499
Intersegment eliminations	(33,825)	(33,487)	(99,282)	(113,974)
	$1,408,736	$1,241,745	$4,242,017	$3,686,730

Intersegment eliminations are primarily affiliate revenues recognized by our Rainbow and Madison Square Garden segments from the sale of cable network programming to our Telecommunication Services segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Intersegment Revenues
Telecommunications Services	$411	$484	$1,247	$1,572
Rainbow	9,765	8,292	27,644	38,876
Madison Square Garden	23,649	24,711	70,391	73,526
	$33,825	$33,487	$99,282	$113,974

Reconciliation (by Segment and in Total) of Adjusted Operating Cash Flow to Operating Income from Continuing Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Adjusted operating cash flow from continuing operations
Telecommunications Services	$411,544	$353,694	$1,232,281	$1,033,283
Rainbow	47,500	46,077	107,811	116,201
Madison Square Garden	(6,093)	1,764	18,788	34,788
All Other(b)	(14,142)	(23,668)	(53,248)	(51,891)
	$438,809	$377,867	$1,305,632	$1,132,381

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Depreciation and amortization (including impairments) included in continuing operations
Telecommunications Services	$233,871	$209,861	$686,506	$626,085
Rainbow	26,965	26,147	80,046	86,207
Madison Square Garden	15,616	16,772	46,271	46,383
All Other(b)	11,011	13,756	34,698	46,240
	$287,463	$266,536	$847,521	$804,915

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
Share-based compensation expense (benefit) included in continuing operations
Telecommunications Services	$9,154	$1,603	$27,784	$26,155
Rainbow	5,295	109	18,050	15,971
Madison Square Garden	2,846	603	9,757	9,926
All Other(b)	345	(279)	1,338	2,726
	$17,640	$2,036	$56,929	$54,778

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Restructuring charges (credits) included in continuing operations
Telecommunications Services	$—	$—	$(17)	$1,171
Rainbow	—	—	143	—
Madison Square Garden	—	—	—	366
All Other(b)	(1,729)	1,438	(4,609)	556
	$(1,729)	$1,438	$(4,483)	$2,093

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
Operating income (loss) from continuing operations
Telecommunications Services	$168,519	$142,230	$518,008	$379,872
Rainbow	15,240	19,821	9,572	14,023
Madison Square Garden	(24,555)	(15,611)	(37,240)	(21,887)
All Other(b)	(23,769)	(38,583)	(84,675)	(101,413)
	$135,435	$107,857	$405,665	$270,595

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
Loss from continuing operations before income taxes
Total operating income for reportable segments	$159,204	$146,440	$490,340	$372,008
Other operating loss(b)	(23,769)	(38,583)	(84,675)	(101,413)
Operating income	135,435	107,857	405,665	270,595

Items excluded from operating income:
Interest expense	(209,888)	(158,325)	(587,134)	(479,999)
Interest income	4,639	2,727	26,890	12,530
Equity in net income of affiliates	2,677	2,277	5,872	1,600
Write-off of deferred financing costs	(6,084)	—	(14,083)	—
Gain (loss) on sale of affiliates interest	—	(16)	—	65,467
Gain (loss) on investments, net	100,518	(20,207)	178,594	(97,354)
Gain (loss) on derivative contracts, net	(130,019)	10,915	(172,634)	75,450
Loss on extinguishment of debt	—	—	(13,125)	—
Minority interests	(3,061)	(2,822)	(6,833)	(3,067)
Miscellaneous, net	2,231	232	2,239	296
Loss from continuing operations before income taxes	$(103,552)	$(57,362)	$(174,549)	$(154,482)

(a)                      Represents net revenues of Clearview Cinemas and PVI Virtual Media.

(b)                     Includes amounts relating to Clearview Cinemas, PVI Virtual Media and certain corporate expenses not allocated to a segment.  For the nine months ended September 30, 2005, it also includes certain costs allocated to Fox Sports Net Ohio, Fox Sports Net Florida and Rainbow DBS (distribution operations) that were not eliminated as a result of the disposition or shut down of those businesses to the extent applicable.  It also includes certain costs allocated to Fox Sports Net Chicago for all periods presented that were not eliminated as a result of the shut down of its operations in June 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Capital Expenditures
Telecommunications Services	$194,037	$168,414	$662,560	$496,095
Rainbow	6,713	6,809	12,012	19,637
Madison Square Garden	6,137	6,157	12,511	11,398
Corporate and other	4,918	5,160	13,248	12,928
	$211,805	$186,540	$700,331	$540,058

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States primarily concentrated in the New York metropolitan area.

Concentrations of Credit Risk

Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade receivables.  Cash is invested in money market funds and bank time deposits.  The Company’s cash investments are placed with money market funds or financial institutions that have received the highest rating awarded by Standard & Poor’s and Moody’s Investors Service.  The Company selects money market funds that predominately invest in marketable, direct obligations issued or guaranteed by the United States government or its agencies, commercial paper, fully collateralized repurchase agreements, certificates of deposit, banker’s acceptances and time deposits.  The Company did not have any customers that accounted for 10% or more of the Company’s consolidated net trade receivable balances or 10% or more of the Company’s consolidated net revenues at or for the nine months ended September 30, 2006, respectively.  At December 31, 2005, the Company had one customer that accounted for approximately 11% of the Company’s consolidated net trade receivable balance which exposed the Company to a concentration of credit risk.  Although this customer exceeded 10% of trade receivables, the Company had no customers which represented 10% or more of its consolidated net revenues for the year ended December 31, 2005.

NOTE 15.              LEGAL MATTERS

Tracking Stock Litigation

In August 2002, purported class actions naming as defendants Cablevision and each of its directors were filed in the Delaware Chancery Court.  The actions, which allege breach of fiduciary duties and breach of contract with respect to the exchange of the Rainbow Media Group tracking stock for Cablevision NY Group common stock, were purportedly brought on behalf of all holders of publicly traded shares of Rainbow Media Group tracking stock.  The actions sought to (i) enjoin the exchange of Rainbow Media Group tracking stock for Cablevision NY Group common stock, (ii) enjoin any sales of “Rainbow Media Group assets,” or, in the alternative, award rescissory damages, (iii) if the exchange is completed, rescind it or award rescissory damages, (iv) award compensatory damages, and (v) award costs and disbursements.  The actions were consolidated into one action on September 17, 2002, and on October 3, 2002, Cablevision filed a motion to dismiss the consolidated action.  The action was stayed by agreement of the parties pending resolution of a related action brought by one of the plaintiffs to compel the inspection of certain books and records of Cablevision.  On October 26, 2004, the parties entered into a stipulation dismissing the related action, and providing for Cablevision’s production of certain documents. On December 13, 2004, plaintiffs filed a consolidated amended complaint.  Cablevision filed a motion to dismiss the amended complaint.  On April 19, 2005, the court granted that motion in part, dismissing the breach of contract claim but declining to dismiss the breach of fiduciary duty claim on the pleadings.

In August 2003, a purported class action naming as defendants Cablevision, directors and officers of Cablevision and certain current and former officers and employees of the Company’s Rainbow Media Holdings and American Movie Classics subsidiaries was filed in New York Supreme Court by the Teachers Retirement System of Louisiana (“TRSL”).  The actions relate to the August 2002 Rainbow Media Group tracking stock exchange and allege, among other things, that the exchange ratio was based upon a price of the Rainbow Media Group tracking stock that was artificially deflated as a result of the improper recognition of certain expenses at the national services division of Rainbow Media Holdings.  The complaint alleges breaches by the individual defendants of fiduciary duties.  The complaint also alleges breaches of contract and unjust enrichment by Cablevision.  The complaint seeks monetary damages and such other relief as the court deems just and proper.  On October 31, 2003, Cablevision and other defendants moved to stay the action in favor of the previously filed actions pending in Delaware or, in the alternative, to dismiss for failure to state a claim.  On June 10, 2004, the court stayed the action on the basis of the previously filed action in Delaware.  TRSL subsequently filed a motion to vacate the stay in the New York action, and simultaneously filed a motion to intervene in the Delaware action and to stay that action.  Cablevision opposed both motions.  On April 19, 2005, the court in the Delaware action denied the motion to stay the Delaware action and granted TRSL’s motion to intervene in that action.  On June 22, 2005, the court in the New York action denied TRSL’s motion to vacate the stay in that action.

Cablevision believes the claims in both the Delaware action and the New York action are without merit and is contesting the lawsuits vigorously.

The Wiz Bankruptcy

TW, Inc. (“TW”), a former subsidiary of the Company and operator of The Wiz consumer retail electronics business, is the subject of a Chapter 11 bankruptcy proceeding in the U.S. Bankruptcy Court for the District of Delaware.  In February 2005, TW filed a complaint in the bankruptcy proceeding seeking recovery of alleged preferential transfers in the aggregate amount of $193,457.  Also in February 2005, the Official Committee of Unsecured Creditors of TW (the “Committee”) filed a motion seeking authority to assume the prosecution of TW’s alleged preference claims and to prosecute certain other causes of action.  The bankruptcy court granted the Committee’s motion on or about March 10, 2005, thereby authorizing the Committee, on behalf of TW, to continue the preference suit and to assert other claims against Cablevision.  On March 12, 2005, the Committee filed a complaint in the bankruptcy court against Cablevision, certain of its subsidiaries, and certain present and former officers and directors.  The Committee filed an amended complaint on April 15, 2005, and served that complaint on or about April 28, 2005.  The Committee’s amended complaint asserts preferential transfer claims allegedly totaling $193,858, breach of contract, promissory estoppel, and misrepresentation claims allegedly totaling $310,000, and fraudulent conveyance, breach of fiduciary duty, and other claims seeking unspecified damages.  On June 30, 2005, the defendants filed a motion to dismiss several of the claims in the amended complaint.  On October 31, 2005, the bankruptcy court denied the motion to dismiss.  The bankruptcy court’s ruling on the motion to dismiss allowed the Committee to proceed with its claims against Cablevision.  Cablevision believes that all the claims asserted by TW and the Committee are without merit and is contesting them vigorously.

Dolan Family Group 2005 Proposal and Special Dividend Litigation

In June and July 2005, a number of shareholder class action lawsuits were filed against Cablevision and its individual directors in the Delaware Chancery Court, the New York Supreme Court for Nassau County, and the U.S. District Court for the Eastern District of New York, relating to the Dolan Family Group proposal to acquire the outstanding, publicly held interests in Cablevision following a pro rata distribution of Rainbow Media Holdings.  On October 24, 2005, Cablevision received a letter from the Dolan Family Group withdrawing its June 19, 2005 proposal and recommending the consideration of a special dividend.  On November 17, 2005, the plaintiffs filed a consolidated amended complaint in the New York Supreme Court action to relate to the special dividend proposed by the Dolan Family Group.  On February 9, 2006, the plaintiffs filed a second amended complaint adding allegations related to the December 19, 2005 announcement that the Board had decided not to proceed with the proposed special dividend, and the January 31, 2006 announcement that the Board was expected to begin reconsideration of a possible special dividend at its regularly scheduled meeting in March 2006.  The amended complaint sought, among other things, to enjoin the payment of the special dividend proposed by the Dolan Family Group.

On December 28, 2005, a purported shareholder derivative complaint was filed in the U.S. District Court for the Eastern District of New York alleging that certain events during 2005, including those relating to the proposed special dividend, constitute breaches of fiduciary duty.  The action was brought derivatively on behalf of Cablevision and names as defendants each member of the Board of Directors.  The complaint seeks unspecified damages and contribution and indemnification by the defendants for any claims asserted against Cablevision as a result of the alleged breaches.

On March 27, 2006, Cablevision entered into a memorandum of understanding with respect to the settlement of the actions pending in the New York Supreme Court for Nassau County relating to a proposed special dividend.  On April 7, 2006, Cablevision’s Board of Directors declared a special cash dividend of $10.00 per share which was paid on April 24, 2006 to holders of record at the close of business on April 18, 2006.  The proposed settlement of these actions is subject to court approval.  An objection to the proposed settlement has been filed by one shareholder, the Teachers Retirement System of Louisiana (“TRSL”). On August 21, 2006, TRSL submitted a letter to the court stating that, in light of the Company’s disclosure on August 8, 2006 of its expectation of the need to restate previously issued financial statements in connection with grants of stock options and SARs, it is unclear whether the Company had sufficient surplus or net profits to pay the special dividend and that TRSL objected to the proposed settlement on that ground.  A hearing on the proposed settlement was held on September 25, 2006.  The court has not yet issued its ruling on the settlement.

Dolan Family Group 2006 Proposal

In October 2006, a number of shareholder class action lawsuits were filed against Cablevision and its individual directors in New York Supreme Court, Nassau County, relating to the October 8, 2006 offer by the Dolan Family Group to acquire all of the outstanding shares of Cablevision’s common stock, except for the shares held by the Dolan Family Group (see Note 18).  These lawsuits allege breaches of fiduciary duty and seek injunctive relief to prevent consummation of the proposed transaction and compensatory damages.  The trial court has ordered expedited discovery to begin by November 14, 2006.

Director Litigation

Cablevision has been named as a nominal defendant in a purported shareholder derivative complaint filed in the Court of Chancery of the State of Delaware.  The action is brought derivatively on behalf of Cablevision and names as additional defendants Charles F. Dolan, the Chairman of Cablevision, and Rand Araskog, Frank Biondi, John Malone and Leonard Tow, each of whom was appointed as a director on March 2, 2005 by Mr. Dolan and certain other holders of the Company’s NY Group Class B common stock.  The complaint alleges that Charles F. Dolan, as the controlling Class B shareholder of Cablevision, by purporting to remove three Cablevision Board members (William J. Bell, Sheila Mahony and Steven Rattner) and replace them with the four new directors, wrongfully interfered with the Board’s role in managing the affairs of Cablevision and sought to substitute his judgment of how to proceed with the VOOM service of Cablevision’s Rainbow DBS subsidiary above that of the Board.  The action seeks, among other things, to preliminarily and permanently enjoin Charles F. Dolan from interfering with the managerial prerogatives of Cablevision’s Board; rescinding the purported appointment of the new directors; rescinding the removal of Mr. Bell, Ms. Mahony and Mr. Rattner as directors and restoring them to their positions as directors and directing Charles F. Dolan to account to Cablevision for its damages.

Patent Litigation

Cablevision is named as a defendant in certain lawsuits claiming infringement of various patents relating to various aspects of our businesses.  In certain of these cases other industry participants are also defendants.  In certain of these cases we expect that any potential liability would be the responsibility of our equipment vendors pursuant to applicable contractual indemnification provisions.  To the extent that the allegations in these lawsuits have been analyzed by us at the current stage of their proceedings, we believe that the claims are without merit and intend to defend the actions vigorously.  The final disposition of these actions is not expected to have a material adverse effect on our consolidated financial position.

Contract Disputes

In September 2005, Loral filed an action for breach of its agreement with Rainbow DBS alleging that the sale of the Rainbow 1 satellite and related assets to EchoStar would trigger a Make Whole Payment of $33,000 plus interest, or approximately $50,400 as of September 30, 2006.  A trial in this matter has been scheduled for January 16, 2007.  The Company believes that it has substantial defenses to Loral’s claim and is contesting the lawsuit vigorously.  Accordingly, no provision has been made for such Make Whole Payment in the accompanying condensed consolidated financial statements.

On June 22, 2006, the New York Knicks, a division of Madison Square Garden, L.P., notified the then-head coach of the Knicks, Larry Brown, that his employment had been terminated with cause pursuant to his employment agreement with the Knicks.  Mr. Brown disputed the Knicks’ right to terminate his employment with cause and the matter was referred to the Commissioner of the National Basketball Association (“NBA”), who had the authority under the agreement to resolve all disputes.  On October 30, 2006, the parties reached a settlement of this matter under which the Knicks agreed to pay Mr. Brown $18,500 of the disputed amount in connection with his employment agreement, which amount has been accrued for in the accompanying financial statements as of September 30, 2006.

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

Stock Option Related Matters

As described in Note 3, the Company announced on August 8, 2006 that, based on a voluntary review of its past practices in connection with grants of stock options and SARs, it has determined that the grant date and exercise price assigned to a number of its stock option and SAR grants during the 1997-2002 period did not correspond to the actual grant date and the fair market value of Cablevision’s common stock on the actual grant date.  The review was conducted with a law firm that was not previously involved with the Company’s stock option plans.  The Company has advised the SEC and the U.S. Attorney’s Office for the Eastern District of New York of these matters and each has commenced an investigation.  The Company received a grand jury subpoena from the U.S. Attorney’s Office for the Eastern District of New York seeking documents related to the stock options issues.  The Company received a document request from the SEC relating to its informal investigation into these matters.  The Company continues to fully cooperate with such investigations.

In addition, purported derivative lawsuits (including one purported combined derivative and class action lawsuit) relating to the Company’s past stock option and SAR grants have been filed in New York State Supreme Court, Nassau County, the United States District Court for the Eastern District of New York, and Delaware Chancery Court, New Castle County, by parties identifying themselves as shareholders of Cablevision purporting to act on behalf of Cablevision. These lawsuits name as defendants certain present and former members of Cablevision’s Board of Directors and certain present and former executive officers, alleging breaches of fiduciary duty and unjust enrichment relating to practices with respect to the dating of stock options, recordation and accounting for stock options, financial statements and SEC filings, and alleged violation of IRC 162(m).  In addition, certain of these lawsuits assert claims under Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Section 304 of the Sarbanes-Oxley Act. The lawsuits seek damages from all defendants, disgorgement from the officer defendants, declaratory relief, and equitable relief, including rescission of the 2006 Employee Stock Plan and voiding of the election of the director defendants.  The plaintiff in the Delaware case filed a motion for expedited proceedings, which was denied by the court on October 13, 2006.  Certain plaintiffs in the Nassau County cases have also filed a motion for expedited proceedings.  That motion is pending before the court.  On October 27, 2006, the Board of Directors of Cablevision appointed Grover C. Brown and Zachary W. Carter as directors and, on the same date, appointed Messrs. Brown and Carter to a newly formed special litigation committee (“SLC”) of the Board.  The SLC has filed motions in all three courts to intervene and to stay all proceedings until completion of the SLC’s independent investigation of the claims raised in these actions.  The SLC’s motions are pending.

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

Other Matters

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

NOTE 16.                                          DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s debt instruments are summarized as follows:

	September 30, 2006
	Carrying Amount	Estimated Fair Value
Debt instruments:
Bank debt	$5,029,250	$5,029,250
Collateralized indebtedness	957,290	938,581
Senior notes and debentures	4,493,657	4,590,412
Senior subordinated notes and debentures	496,913	556,543
Notes payable	12,226	12,491
	$10,989,336	$11,127,277

	December 31, 2005
	Carrying Amount	Estimated Fair Value
Debt instruments:
Bank debt	$1,851,500	$1,851,500
Collateralized indebtedness	1,170,126	1,171,731
Senior notes and debentures	4,492,760	4,453,636
Senior subordinated notes and debentures	746,621	819,982
Notes payable	15,905	15,778
	$8,276,912	$8,312,627

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 17.              OTHER MATTERS

Special Dividend Payment

On April 7, 2006, the Board of Directors of Cablevision declared a special cash dividend of $10.00 per share on each outstanding share of its Cablevision NY Group Class A common stock and Cablevision NY Group Class B common stock.  The dividend was paid on April 24, 2006 to holders of record at the close of business on April 18, 2006.  The dividend was paid from the proceeds of a distribution of approximately $3,000,000 held in cash and cash equivalents from the Company to Cablevision.  The

Company’s distribution was funded from the proceeds of its term B loan facility which closed on March 29, 2006 (See Note 9).  The dividend payment on all outstanding shares of Cablevision common stock and certain common stock equivalents amounted to $2,834,649.  In addition, Cablevision set aside $126,838 representing $10.00 for each outstanding restricted share and each stock appreciation right and stock option vested as of December 31, 2004, which will be paid when, and if, the restrictions lapse on each restricted share and when, and if, such stock appreciation rights and stock options are exercised.  The Company recorded a decrease in additional paid in capital of $2,336,090 and an increase in accumulated deficit of $625,396 in connection with the distribution of cash and cash equivalents to Cablevision for payment of the special dividend on April 24, 2006.  Such amounts exclude dividend payments on stock appreciation rights and stock options which were vested as of December 31, 2004 and which were exercised subsequent to April 24, 2006.

NOTE 18.              SUBSEQUENT EVENTS

On October 8, 2006, the Company received a proposal from the Dolan Family Group (the “Dolan Family Group Proposal”) to acquire, at a purchase price of $27.00 per share in cash, all of the outstanding shares of the Company’s common stock, except for the shares held by the Dolan Family Group.  The Dolan Family Group Proposal contemplates that substantially all of the purchase price would be funded by the incurrence of additional indebtedness by Cablevision, CSC Holdings, RNS and several other subsidiaries of Cablevision and CSC Holdings.

Cablevision’s Board of Directors appointed a special transaction committee of independent directors, which consists of Thomas V. Reifenheiser and Vice Admiral John R. Ryan USN (Ret.), to review the proposal.  The special transaction committee has retained Willkie Farr & Gallagher LLP, as its legal counsel, and Lehman Brothers Inc. and Morgan Stanley, as financial advisors.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity, and results of operations. The information below has been adjusted to reflect the previously reported restatement of the Company’s financial results for the three and nine months ended September 30, 2005 which is more fully described in Note 3 of the condensed consolidated financial statements of Cablevision and CSC Holdings.

Summary

Our future performance is dependent, to a large extent, on general economic conditions including capital market conditions, the impact of direct competition, our ability to manage our businesses effectively, and our relative strength and leverage in the marketplace, both with suppliers and customers.

Telecommunications Services

Our Telecommunications Services segment derives revenues principally through monthly charges to subscribers of our video, high-speed data and voice services.  These monthly charges include cable television programming, as well as, in many cases, equipment rental, pay-per-view and video-on-demand charges, high-speed data and voice services.  Revenue increases are derived from rate increases, increases in the number of subscribers to these services, upgrades by video customers in the level of programming package to which they subscribe, and additional services sold to our existing subscribers.  We also derive revenues from the sale of advertising time available on the programming carried on our cable television systems.  Revenues from advertising vary based upon the number and demographics of our subscribers who view the programming carried on our cable television systems.

Our cable television video services, which accounted for 48% of our consolidated revenues for the nine months ended September 30, 2006, face competition from the direct broadcast satellite (“DBS”) business.  There are two major providers of DBS service in the United States, each with significantly higher numbers of subscribers than we have.  We compete with these DBS competitors by “bundling” our service offerings with products that the DBS companies cannot efficiently provide at this time, such as high-speed data service and voice service carried over the cable distribution plant, as well as by providing interactive and “on demand” services that are currently unavailable to a DBS subscriber, such as video-on-demand.  As discussed below, if and when telephone companies such as Verizon Communications, Inc. and AT&T, Inc. begin to provide video services on a broad scale in our service areas, they could also present a serious competitive challenge to our video services.

Our high-speed data services business, which accounted for 16% of our consolidated revenues for the nine months ended September 30, 2006, faces competition from digital subscriber line (“DSL”) providers. These providers have become increasingly aggressive in their pricing strategies in recent years, and customers may decide that a reduced price is more important to them than the superior speed that cable modems provide.  In addition, with approximately 57% of our basic video subscribers now subscribing to our high-speed data service, opportunities to expand that base at the current pace may be limited.  The recent gains in cable modem penetration may therefore not be indicative of the results we achieve in the future.

Our consumer voice offering, which accounted for approximately 6% of our consolidated revenues for the nine months ended September 30, 2006, is competitive with incumbent offerings primarily on the basis of pricing, where unlimited United States, Canada and Puerto Rico long distance, regional and local calling, together with certain features for which the incumbent providers charge extra, are offered at one low price.  To the extent the incumbents, who have financial resources that exceed ours, decide to meet our pricing and/or features or reduce their pricing, future growth and success of this business may be impaired.  The regulatory framework for cable modem service and voice service is being developed and changes in how we are regulated, including increased regulation, may affect our competitive position.

The telephone companies continue to construct systems designed to provide video programming as well as voice and data services to residential customers in parts of our service area, and have announced plans for construction in additional parts.  AT&T also has announced plans to begin offering video services in our service area in Connecticut.  Verizon has obtained authorizations to provide video programming in numerous localities in our service area in New York, including certain larger municipalities, and has begun doing so in some areas.  The existence of a new, broadly-deployed broadband network with the capability of providing video, voice and data services, particularly one subject to a lesser regulatory burden, could present a significant competitive challenge to the Company.

Optimum Lightpath, our commercial voice and commercial broadband business, which accounted for approximately 4% of our consolidated revenues for the nine months ended September 30, 2006, operates in the most competitive business telecommunications market in the country and competes against the very largest telecommunications companies - both incumbent local exchange companies, other competitive local exchange companies and long distance companies.  To the extent that dominant market leaders decide to reduce their prices, future success of our Optimum Lightpath business may be impaired.  The trend in business communications has been shifting from a wired voice medium to a wireless, data medium.  Should this trend accelerate dramatically, future growth of Optimum Lightpath may be negatively impacted.

Rainbow

In our Rainbow segment, which accounted for 15% of our consolidated revenues for the nine months ended September 30, 2006, we earn revenues in two principal ways.  First, we receive affiliate fee payments from cable television systems and DBS operators.  These revenues are generally on a per subscriber basis and earned under multi-year contracts with those operators referred to as affiliation agreements.  The specific affiliate fees we earn vary from operator to operator and also vary among our networks but are generally based upon the number of each operator’s subscribers who receive our programming, referred to as “viewing subscribers.”  The second principal source of revenues in this segment is from advertising.  Under our agreements with cable television system and DBS operators, we have the right to sell a specific amount of national advertising time on our programming networks.  Our advertising revenues are more variable than affiliate fees because most of our advertising is sold on a short-term basis, not under long-term contracts.  Also, our advertising revenues vary based upon the popularity of our programming as measured by rating services.

We seek to grow our revenues in the Rainbow segment by increasing the number of distributors that carry our services and the number of viewing subscribers.  We refer to this as our “penetration.”  AMC, which is widely distributed, has less ability to increase its penetration than our newer, less penetrated services.  Our revenues may also increase over time through contractual rate increases stipulated in certain of our affiliation agreements.  In negotiating for increased carriage, we may be subject to requests by distributors to make upfront payments in exchange for additional subscribers, which we record as deferred carriage fees and which are amortized as a reduction to revenue over the period of the related subscriber guarantee, or to waive or accept lower subscriber fees if certain additional subscribers are provided.  We also may help fund the distributors’ efforts to market our channels or we may permit distributors to offer limited promotional periods without payment of subscriber fees.  As we continue our efforts to add subscribers, our subscriber revenue may be negatively affected by subscriber acquisition fees, discounted subscriber fees and other payments; however, we believe that these transactions generate a positive return on investment over the contract period.  We seek to increase our advertising revenues by increasing the number of minutes of national advertising and by increasing rates for such advertising, but, ultimately, the level of our advertising revenues is directly related to the overall distribution of our programming, penetration of our services, and the popularity (including within desirable demographic groups) of our services as measured by rating services.

The principal goals in this segment are to increase our affiliation fee revenues and our advertising revenues by increasing distribution and penetration of our national services.  To do this we must continue to contract for and produce high-quality, attractive programming.  Our greatest challenge arises from the increasing concentration of subscribers in the hands of a few cable television systems and DBS operators.  This increased concentration enhances the power of those operators and could adversely affect our ability to increase the penetration of our services or even result in decreased penetration.  In addition, this concentration gives those operators greater leverage in negotiating the price and other terms of affiliation agreements.  Moreover, as a result of this concentration, the potential impact of a loss of any one of our major affiliates would have a significant impact on this segment.

Madison Square Garden

Madison Square Garden (“MSG”), which accounted for 12% of our consolidated revenues for the nine months ended September 30, 2006, consists of professional sports teams (principally the New York Knicks of the National Basketball Association (“NBA”) and the New York Rangers of the National Hockey League (“NHL”), along with the Hartford Wolf Pack of the American Hockey League and the New York Liberty of the Women’s National Basketball Association), the MSG Networks sports programming business, and an entertainment business.  It also operates the Madison Square Garden Arena, Radio City Music Hall, the Hartford Civic Center and Rentschler Field (sports and entertainment venues in Connecticut), and faces competitive challenges unique to these activities.  We derive revenues in this segment primarily from the MSG Networks (see below), the sale of tickets, including luxury box rentals, to sporting and entertainment events, from rental rights fees paid to this segment by promoters that present events at our entertainment venues and the sports teams’ share of league-wide distributions of national television rights fees and royalties.  We also derive revenue from the sale of advertising at our venues, from food, beverage and merchandise sales at our venues and from the licensing of our trademarks.  MSG Networks derives its revenues from affiliate fees paid by cable television and satellite providers and sales of advertising.  This segment’s financial performance is related to the performance of all the teams presented and the attractiveness of its entertainment events.

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

On June 22, 2006, the New York Knicks (“Knicks”), a division of Madison Square Garden, L.P., notified the then-head coach of the Knicks, Larry Brown, that his employment had been terminated with cause pursuant to his employment agreement with the Knicks.  Mr. Brown disputed the Knicks’ right to terminate his employment with cause and the matter was referred to the Commissioner of the

NBA, who had the authority under the agreement to resolve all disputes.  On October 30, 2006, the parties reached a settlement of this matter under which the Knicks agreed to pay Mr. Brown $18.5 million of the disputed amount in connection with his employment agreement, which amount has been accrued for in the accompanying financial statements as of September 30, 2006.

MSG Networks sports programming business is affected by our ability to secure desired programming of professional sports teams, in addition to our proprietary programming.  The continued carriage and success of the teams that are telecast by us will impact our revenues from distribution and from the rates charged for affiliation and advertising, as well as the ability to attract advertisers.  In the second quarter of 2004, the New York Mets gave notice of termination of its broadcast rights agreement with MSG Networks.  The termination of the rights agreement was effective after the end of the 2005 baseball season.  Although the termination of the rights agreement had a negative impact on Madison Square Garden’s revenue, it did not have a significant impact on Madison Square Garden’s results of operations for the nine months ended September 30, 2006 nor is it expected to have a significant impact on the full year results of operations.

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

Stock Option Related Matters

We have incurred substantial expenses in 2006 for legal, accounting, tax and other professional services in connection with the Company’s voluntary review of past practices in connection with grants of stock options and SARs, the preparation of the restated financial statements, stock option related litigation, and the investigations by the Securities and Exchange Commission and the U.S. Attorney’s Office for the Eastern District of New York.  We expect to continue to incur substantial expenses in connection with these matters.

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA

	Three Months Ended September 30,
	2006		2005
	Amount	% of Net Revenues	Amount	% of Net Revenues	(Increase) Decrease in Net Loss
			(As restated)
	(dollars in thousands)
Revenues, net	$1,408,736	100%	$1,241,745	100%	$166,991

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	638,906	45	548,526	44	(90,380)
Selling, general and administrative	348,661	25	317,388	26	(31,273)
Restructuring charges (credits)	(1,729)	—	1,438	—	3,167
Depreciation and amortization (including impairments)	287,463	20	266,536	21	(20,927)
Operating income	135,435	10	107,857	9	27,578
Other income (expense):
Interest expense, net	(238,726)	(17)	(186,887)	(15)	(51,839)
Equity in net income of affiliates	2,677	—	2,277	—	400
Write-off of deferred financing costs	(6,084)	—	—	—	(6,084)
Loss on sale of affiliate interests	—	—	(16)	—	16
Gain (loss) on investments, net	100,922	7	(20,207)	(2)	121,129
Gain (loss) on derivative contracts, net	(130,019)	(9)	10,915	1	(140,934)
Minority interests	(3,061)	—	(2,822)	—	(239)
Miscellaneous, net	2,231	—	232	—	1,999
Loss from continuing operations before income taxes	(136,625)	(10)	(88,651)	(7)	(47,974)
Income tax benefit	77,889	6	24,829	2	53,060
Loss from continuing operations	(58,736)	(4)	(63,822)	(5)	5,086
Income (loss) from discontinued operations, net of taxes	(421)	—	870	—	(1,291)
Loss before cumulative effect of a change in accounting principle, net of taxes	(59,157)	(4)	(62,952)	(5)	3,795
Cumulative effect of a change in accounting principle, net of taxes	—	—	—		—
Net loss	$(59,157)	(4)%	$(62,952)	(5)%	$3,795

	Nine Months Ended September 30,
	2006		2005
		% of Net		% of Net	Increase (Decrease)
	Amount	Revenues	Amount	Revenues	in Net Income
			(As restated)
	(dollars in thousands)
Revenues, net	$4,242,017	100%	$3,686,730	100%	$555,287
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	1,911,643	45	1,621,677	44	(289,966)
Selling, general and administrative	1,081,671	25	987,450	27	(94,221)
Restructuring charges (credits)	(4,483)	—	2,093	—	6,576
Depreciation and amortization (including impairments)	847,521	20	804,915	22	(42,606)
Operating income	405,665	10	270,595	7	135,070
Other income (expense):
Interest expense, net	(658,544)	(16)	(559,634)	(15)	(98,910)
Equity in net income of affiliates	5,872	—	1,600	—	4,272
Write-off of deferred financing costs	(14,083)	—	—	—	(14,083)
Gain on sale of affiliate interests	—	—	65,467	2	(65,467)
Income (loss) on investments, net	179,113	4	(97,354)	(3)	276,467
Gain (loss) on derivative contracts, net	(172,634)	(4)	75,450	2	(248,084)
Loss on extinguishment of debt	(13,125)	—	—	—	(13,125)
Minority interests	(6,833)	—	(3,067)	—	(3,766)
Miscellaneous, net	2,239	—	119	—	2,120
Loss from continuing operations before income taxes	(272,330)	(6)	(246,824)	(7)	(25,506)
Income tax benefit	132,756	3	60,341	2	72,415
Loss from continuing operations	(139,574)	(3)	(186,483)	(5)	46,909
Income from discontinued operations, net of taxes	37,895	1	211,192	6	(173,297)
Income (loss) before cumulative effect of a change in accounting principle, net of taxes	(101,679)	(2)	24,709	1	(126,388)
Cumulative effect of a change in accounting principle, net of taxes	(862)	—	—	—	(862)
Net income (loss)	$(102,541)	(2)%	$24,709	1%	$(127,250)

Comparison of Three and Nine Months Ended September 30, 2006 Versus Three and Nine Months Ended September 30, 2005

Consolidated Results — Cablevision Systems Corporation

The Company classifies its business interests into three segments:

•                  Telecommunications Services, consisting principally of our video, high-speed data, and Voice over Internet Protocol (“VoIP”) services and our commercial data and voice services operations of Optimum Lightpath;

•                  Rainbow, consisting principally of interests in national and regional cable television programming networks, including AMC, IFC, WE tv (formerly WE: Women’s Entertainment), fuse and VOOM HD; and

•                  Madison Square Garden, which owns and operates professional sports teams, regional cable television sports programming networks and an entertainment business.

The Company allocates certain costs to each segment based upon their proportionate estimated usage of services.  The financial information for the segments does not include intersegment eliminations.  The individual line items discussed below do not reflect intersegment eliminations unless specifically indicated.

See “Business Segments Results” for a more detailed discussion relating to the operating results of our segments.

Revenues, net for the three and nine months ended September 30, 2006 increased $167.0 million (13%) and $555.3 million (15%), respectively, as compared to revenues for the same periods in the prior year.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2006
	(dollars in millions)

Increase in revenues of the Telecommunication Services segment	$165.2	$461.0
Increase (decrease) in revenues of the Madison Square Garden segment	(6.7)	48.2
Increase in revenues of the Rainbow segment	6.6	34.4
Other net increases, net of intersegment eliminations	1.9	11.7
	$167.0	$555.3

Technical and operating expenses (excluding depreciation, amortization and impairments) include primarily:

•                  cable programming costs which are costs paid to programmers, net of amortization of any launch support received, for cable content and are generally paid on a per-subscriber basis,

•                  network management and field service costs which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections,

•                  contractual rights payments to broadcast certain live sporting events and contractual payments pursuant to employment agreements with professional sports teams’ personnel,

•                  programming and production costs of our Rainbow businesses, and

•                  interconnection, call completion and circuit fees relating to our telephone and VoIP businesses, which represent the transport and termination of calls with other telecommunications carriers.

Technical and operating expenses (excluding depreciation, amortization and impairments) for the three and nine months ended September 30, 2006 increased $90.4 million (16%) and $290.0 million (18%), respectively, compared to the same periods in 2005.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2006
	(dollars in millions)

Increase in expenses of the Telecommunications Services segment	$86.4	$188.3
Increase (decrease) in expenses of the Madison Square Garden segment	(0.9)	59.1
Increase in expenses of the Rainbow segment	2.5	27.2
Other net increases, net of intersegment eliminations	2.4	15.4
	$90.4	$290.0

As a percentage of revenues, technical and operating expenses increased 1% during the three and nine months ended September 30, 2006 as compared to the same periods in 2005.

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs and costs of customer call centers.  Selling, general and administrative expenses increased $31.3 million (10%) and $94.2 million (10%) for the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2006
	(dollars in millions)

Increase in expenses of the Telecommunications Services segment	$28.5	$75.3
Increase in expenses of the Rainbow segment	7.9	17.7
Increase in expenses of the Madison Square Garden segment	4.3	4.9
Other net decreases, net of intersegment eliminations	(9.4)	(3.7)
	$31.3	$94.2

As a percentage of revenues, selling, general and administrative expenses decreased 1% and 2% for the three months and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005.

Restructuring credits amounted to $1.7 million and $4.5 million for the three and nine months ended September 30, 2006 compared to restructuring expenses of $1.4 million and $2.1 million for the three and nine months ended September 30, 2005.  The credits for the three and nine months ended September 30, 2006 related primarily to adjustments to facility realignment provisions recorded in connection with the 2001 and 2002 restructuring plans.  The charges for the three and nine months ended September 30, 2005 related to adjustments to facility realignment provisions recorded in connection with previously announced restructuring plans of $1.4 and $0.5 million, respectively.  In addition, the nine month period ended September 30, 2005 included severance costs of $1.5 million.

Depreciation and amortization expense (including impairments) increased $20.9 million (8%) and $42.6 million (5%) for the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005.  The increase for the three months ended September 30, 2006 was due primarily to depreciation of new fixed assets.  The net increase for the nine months ended September 30, 2006 consisted of an increase in depreciation of approximately $49.1 million primarily from depreciation of new fixed assets and a decrease in amortization expense of $6.5 million primarily resulting from an impairment of certain intangibles recorded during the second quarter of 2005 attributable to the shutdown of two of three MetroChannels.

Net interest expense increased $51.8 million (28%) and $98.9 million (18%) during the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2006
	(dollars in millions)

Increase due to higher average interest rates	$10.4	$37.9
Increase due to higher average debt balances related primarily to the special dividend	44.0	78.1
Higher interest income	(1.9)	(15.0)
Other net increases	(0.7)	(2.1)
	$51.8	$98.9

On April 7, 2006, the Board of Directors of Cablevision declared a special cash dividend of $10.00 per share on each outstanding share of its Cablevision NY Group Class A common stock and Cablevision NY Group Class B common stock.  The dividend was paid on April 24, 2006 and amounted to approximately $2.83 billion.  In addition, Cablevision set aside approximately $126.8 million representing $10.00 for each outstanding restricted share and stock appreciation rights and options vested as of December 31, 2004 which will be paid when, and if, the restrictions lapse on each restricted share and when, and if, such stock appreciation rights and options are exercised.  The dividend was paid from the proceeds of a distribution of approximately $3 billion held in cash and cash equivalents from CSC Holdings to Cablevision.  CSC Holdings obtained the funds for its distribution from the term B loan borrowing under its new credit facility.  This borrowing will substantially increase our interest expense during the seven year term of the borrowing.

Equity in net income of affiliates amounted to $2.7 million and $5.9 million for the three and nine months ended September 30, 2006, respectively, compared to $2.3 million and $1.6 million for the same periods in 2005.  Such amounts consist of the Company’s share of the net income of certain businesses in which the Company has varying minority equity method ownership interests.

Write-off of deferred financing costs includes $6.1 million of costs written off in connection with the refinancing of the Rainbow National Services credit agreement in each of the three and nine month periods ended September 30, 2006 and $3.4 million of costs written off in connection with the early redemption of CSC Holdings’ $250 million principal amount of 10-1/2% Senior Subordinated Debentures due 2016 and $4.6 million of costs written off in connection with the refinancing of the CSC Holdings credit agreement in the nine month period ended September 30, 2006.

Gain on sale of affiliate interests of $65.5 million for the nine months ended September 30, 2005 resulted primarily from the Company and News Corporation restructuring their ownership of National Sports Partners and National Advertising Partners and from certain other transactions.

Gain (loss) on investments, net for the three and nine months ended September 30, 2006 of $100.9 million and $179.1 million, respectively, and $(20.2) million and $(97.4) million for the three and nine months ended September 30, 2005, respectively, consists primarily of the net increase or decrease in the fair value of Charter Communications, Adelphia Communications, AT&T, Comcast, General Electric, and Leapfrog common stock owned by the Company.

Gain (loss) on derivative contracts, net for the three and nine months ended September 30, 2006 and 2005 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(dollars in millions)
Unrealized and realized net gain (loss) due to the change in fair value of the Company’s prepaid forward contracts relating to the AT&T, Comcast, Charter Communications, General Electric, Leapfrog and Adelphia Communications common stock	$(72.9)	$20.6	$(125.9)	$89.6
Unrealized and realized gain (loss) on interest rate swap contracts	(57.1)	(9.7)	(46.7)	(14.2)
	$(130.0)	$10.9	$(172.6)	$75.4

Loss on extinguishment of debt of $13.1 million for the nine months ended September 30, 2006 represents the premium paid on the early redemption of CSC Holdings’ $250 million principal amount of 10-1/2% Senior Subordinated Debentures due 2016.

Minority interests represent other parties’ share of the net income (loss) of entities which are not entirely owned by us, but which are consolidated in our financial statements.  For the three and nine months ended September 30, 2006 and 2005 minority interests consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(dollars in millions)
News Corporation’s 40% share of the net loss of Regional Programming Partners	$—	$—	$—	$2.1
News Corporation’s 40% share of the net income of Fox Sports Net Bay Area	(2.6)	(2.4)	(5.7)	(4.9)
Other	(0.5)	(0.4)	(1.1)	(0.3)
	$(3.1)	$(2.8)	$(6.8)	$(3.1)

Income tax benefit attributable to continuing operations of $77.9 million for the three months ended September 30, 2006 resulted primarily from the Company’s pretax loss, state taxes, and a reduction in a tax contingency liability of $16.4 million pursuant to a change in management’s judgment, partially offset by income tax expense of $2.7 million due to non-deductible expenses and an increase in the valuation allowance of $0.9 million relating to certain state net operating loss carry forwards.

Income tax benefit attributable to continuing operations of $132.8 million for the nine months ended September 30, 2006 resulted primarily from the Company’s pretax loss, state taxes, a $5.0 million favorable settlement of an issue with a taxing authority, a reduction in a tax contingency liability of $16.4 million pursuant to a change in management’s judgment, and a decrease in the valuation allowance of $5.4 million relating to certain state net operating loss carry forwards, partially offset by income tax expense of $10.2 million due to non-deductible expenses.

State income tax benefit for the nine months ended September 30, 2006 was greater than the expected tax benefit amount derived by applying the blended state income tax rate to the pretax loss primarily due to a reduced amount of state income tax expense of $9.8 million resulting from the utilization of a lower state income tax rate on realized and unrealized gains on certain stock investments.

Income tax benefit attributable to continuing operations of $24.8 million for the three months ended September 30, 2005 resulted from the Company’s pretax loss, state taxes, income tax expense of $2.6 million due to non-deductible expenses and an increase in the valuation allowance of $0.9 million relating to certain state net operating loss carry forwards.

Income tax benefit attributable to continuing operations of $60.3 million for the nine months ended September 30, 2005 resulted primarily from the Company’s pretax loss, state taxes, income tax expense of $15.4 million due to non-deductible expenses and an increase in the valuation allowance of $5.4 million relating to certain state net operating loss carry forwards.

State income tax benefit for the nine months ended September 30, 2005 was lower than the expected tax benefit amount derived by applying the blended state income tax rate to the pretax loss primarily due to a reduced amount of state income tax benefit of $6.4 million resulting from the utilization of a lower state income tax rate on unrealized losses on certain stock investments.

At times, the Company takes certain positions on its tax returns that may be challenged by various taxing authorities.  These tax positions arise in connection with certain transactions or operations.  Although the Company believes it has support for its tax positions, it has recorded a liability for its best estimate of the probable loss on such positions.  Management does not believe that the resolution of these matters will have a material adverse impact on the financial position of the Company.

Income (loss) from discontinued operations

In April 2005, the Company and News Corporation restructured the Regional Programming Partnership.  As a result, the Company now owns 100% of Madison Square Garden, 50% of Fox Sports Net New England and continues to own 60% of Fox Sports Net Bay Area and no longer owns interests in Fox Sports Net Ohio, Fox Sports Net Florida, National Sports Partners or National Advertising Partners.  The Company also owned 100% of Fox Sports Net Chicago which was shut down in June 2006.

The operating results of the Fox Sports Net Chicago, Fox Sports Net Ohio and Fox Sports Net Florida businesses and those of the Rainbow DBS distribution business, which was shut down in April 2005, have been reported in discontinued operations in the Company’s consolidated statements of operations for all periods presented.

Income (loss) from discontinued operations, net of taxes, for the three and nine months ended September 30, 2006 and 2005 reflects the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006		2005
	(dollars in millions)
Net operating results of the Rainbow DBS distribution business including shutdown costs, net of taxes	$(0.6)	$0.5	$(2.9)		$(64.2)
Net operating results of Fox Sports Net Chicago, net of taxes	0.2	0.4	40.8	*	0.7
Net operating results of Fox Sports Net Ohio and Fox Sports Net Florida, net of taxes	—	—	—		6.7
Gain on sale of Fox Sports Net Ohio and Fox Sports Net Florida, net of taxes	—	—	—		265.5
Other, net of taxes	—		—		2.5
	$(0.4)	$0.9	$37.9		$211.2

*                             This amount includes $46.1 million, net of taxes, representing the collection in June 2006 of affiliate revenue from a cable affiliate, including $44.1 million, net of taxes, relating to periods prior to the second quarter of 2006, that had not been previously recognized due to a contractual dispute.  The underlying contract was terminated in June 2006 and no further payments will be received under this contract.

Business Segments Results - Cablevision Systems Corporation

Telecommunications Services

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to net revenues for the Company’s Telecommunications Services segment.

	Three Months Ended September 30,
	2006		2005
	Amount	% of Net Revenues	Amount	% of Net Revenues	Increase (Decrease) in Operating Income
	(dollars in thousands)
	(As restated)

Revenues, net	$1,075,754	100%	$910,603	100%	$165,151
Technical and operating expenses (excluding depreciation and amortization)	469,008	44	382,648	42	(86,360)
Selling, general and administrative expenses	204,356	19	175,864	19	(28,492)
Depreciation and amortization	233,871	22	209,861	23	(24,010)
Operating income	$168,519	16%	$142,230	16%	$26,289

	Nine Months Ended September 30,
	2006		2005
	Amount	% of Net Revenues	Amount	% of Net Revenues	Increase (Decrease) in Operating Income
	(dollars in thousands)
	(As restated)

Revenues, net	$3,118,087	100%	$2,657,045	100%	$461,042
Technical and operating expenses (excluding depreciation and amortization)	1,301,326	42	1,112,981	42	(188,345)
Selling, general and administrative expenses	612,264	20	536,936	20	(75,328)
Restructuring charges (credits)	(17)	—	1,171	—	1,188
Depreciation and amortization	686,506	22	626,085	24	(60,421)
Operating income	$518,008	17%	$379,872	14%	$138,136

Revenues, net for the three and nine months ended September 30, 2006 increased $165.2 million (18%) and $461.0 million (17%), respectively, as compared to revenues for the same periods in the prior year.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2006
	(dollars in millions)

Increase in revenue from high-speed data and VoIP services	$90.9	$266.6
Increase in recurring revenue from cable television services	59.3	163.5
Increase in revenue from video-on-demand, subscription video-on-demand and pay-per-view services	12.5	28.8
Other net increases	2.5	2.1
	$165.2	$461.0

Revenue increases set forth above are primarily derived from increases in the number of subscribers to these services, upgrades by video customers in the level of the programming package to which they subscribe, additional services sold to our existing subscribers and general increases in rates, offset in part by offer discounts and other rate changes.  High-speed data and VoIP services subscribers increased to approximately 2.0 million and 1.1 million at September 30, 2006 as compared to 1.6 million and 0.6 million at September 30, 2005, respectively.  Basic video subscribers increased to approximately 3.1 million at September 30, 2006 from 3.0 million at September 30, 2005.  Average monthly revenue per basic video subscriber increased to $111.13 for the third quarter of 2006 as compared to $96.69 for the third quarter of 2005.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Technical and operating expenses (excluding depreciation and amortization) for the three and nine months ended September 30, 2006 increased $86.4 million (23%) and $188.3 million (17%), respectively, compared to the same periods in 2005.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2006
	(dollars in millions)
Increase in programming costs (including costs of on-demand services) due primarily to subscriber growth, expanded service offerings, and programming rate increases	$47.9	$118.8
Resolution of a contractual programming dispute*	—	(26.5)
Increase in field service and network related costs primarily due to growth in revenue generating units	15.7	45.9
Increase in call completion and interconnection costs related to the VoIP business, including the costs of our flat-rate international service offering beginning in the second quarter of 2006	14.2	32.2
Other net increases	8.6	17.9
	$86.4	$188.3

*                             Represents the collection of $26.5 million in June 2006 related to the resolution of a contractual programming dispute, $23.0 million of which was due in periods prior to the second quarter of 2006 but not recognized as a reduction to programming costs because it was being disputed and was not being paid by the affiliate.  The underlying contract was terminated in June 2006 and no further payments will be received under the contract.  Payments under the contract are accounted for as an offset to technical and operating expenses.

As a percentage of revenues, technical and operating expenses increased 2% for the three months ended September 30, 2006 and remained constant for the nine months ended September 30, 2006 as compared to the same periods in 2005.

Selling, general and administrative expenses increased $28.5 million (16%) and $75.3 million (14%) for the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2006
	(dollars in millions)
Increase in customer related costs primarily due to increased subscribers	$9.5	$31.5
Increase in sales and marketing costs	4.6	20.2
Other general and administrative cost increases	2.2	9.5
Increase in expenses relating to a long-term incentive plan	2.6	7.8
Increase in share-based compensation expenses (includes the effects of adopting Statement No. 123R effective January 1, 2006)	7.6	1.6
Other net increases, net of intra-segment eliminations	2.0	4.7
	$28.5	$75.3

As a percentage of revenues, selling, general and administrative expenses remained constant for the three and nine months ended September 30, 2006 as compared to the same periods in 2005.

Restructuring charges amounted to $1.2 million for the nine months ended September 30, 2005.  The restructuring amounts were comprised primarily of expenses associated with the elimination of positions, including severance and outplacement costs.

Depreciation and amortization expense increased $24.0 million (11%) and $60.4 million (10%) for the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005. The increase resulted primarily from depreciation of new fixed assets, primarily subscriber devices, partially offset by lower amortization expense.

Rainbow

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to net revenues for the Rainbow segment.

	Three Months Ended September 30,				Increase
	2006		2005		(Decrease) in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Income
	(dollars in thousands)
	(As restated)
Revenues, net	$217,042	100%	$210,422	100%	$6,620
Technical and operating expenses (excluding depreciation and amortization)	90,625	42	88,125	42	(2,500)
Selling, general and administrative expenses	84,212	39	76,329	36	(7,883)
Depreciation and amortization	26,965	12	26,147	12	(818)
Operating income	$15,240	7%	$19,821	9%	$(4,581)

	Nine Months Ended September 30,				Increase
	2006		2005		(Decrease) in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Income
	(dollars in thousands)
	(As restated)
Revenues, net	$649,334	100%	$614,924	100%	$34,410
Technical and operating expenses (excluding depreciation and amortization)	284,219	44	257,063	42	(27,156)
Selling, general and administrative expenses	275,354	42	257,631	42	(17,723)
Restructuring charges	143	—	—	—	(143)
Depreciation and amortization	80,046	12	86,207	14	6,161
Operating income	$9,572	1%	$14,023	2%	$(4,451)

Included in the Rainbow segment’s results of operations is an approximate $36.4 million and $122.4 million operating loss from Rainbow’s other programming services for the three and nine months ended September 30, 2006, respectively.  These other programming services consist of Fox Sports Net

Bay Area, fuse, MagRack, Sportskool, News 12 Networks, IFC Entertainment, VOOM HD Networks, Rainbow Network Communications, Rainbow Advertising Sales Corp. and other Rainbow ventures.  The operating loss was attributable primarily to VOOM HD Networks, the News 12 Networks and fuse.

Revenues, net for the three and nine months ended September 30, 2006 increased $6.6 million (3%) and $34.4 million (6%) as compared to revenues for the same periods in 2005.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2006
	(dollars in millions)
Increases in advertising revenues at the AMC/IFC/WE tv businesses	$6.7	$20.5
Increases in advertising revenues at Rainbow’s other programming businesses	1.3	8.4
Increases in affiliate and other revenue at Rainbow’s other programming businesses	5.0	16.9
Increase (decrease) in affiliate and other revenue at the AMC/IFC/WE tv businesses resulting from increases in programming network subscribers and rate changes.	(0.2)	6.6
Decrease in revenue due to the recognition of affiliate revenue in the third quarter of 2005 attributable to the second quarter of 2005 following the resolution of a contractual dispute with an affiliate.	(6.1)	—
Decreases attributable to the MetroChannel business which shut down two of its three channels in the second quarter of 2005	(0.1)	(18.0)
	$6.6	$34.4

Our advertising revenue as a percentage of total revenue has increased in the 2006 periods as compared to the 2005 periods and we expect this trend to continue during 2006.

Technical and operating expenses (excluding depreciation and amortization) for the three and nine months ended September 30, 2006 increased $2.5 million (3%) and $27.2 million (11%), respectively, compared to the same periods in 2005.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2006
	(dollars in millions)
Net increase (decrease) in programming costs at the AMC/IFC/WE tv businesses which resulted primarily from increased (decreased) licensed films and original productions expenses	$(3.0)	$12.3
Net increase resulting from higher programming and contractual costs at the other Rainbow businesses, including the VOOM HD networks, partially offset by a decrease for the nine month period resulting from the MetroChannel business, which shut down two of its three channels in the second quarter of 2005	5.5	14.9
	$2.5	$27.2

As a percentage of revenues, technical and operating expenses remained constant during the three months ended September 30, 2006 and increased 2% during the nine months ended September 30, 2006 as compared to the same periods in 2005.

Selling, general and administrative expenses increased $7.9 million (10%) and $17.7 million (7%) for the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2006
	(dollars in millions)
Net increase (decrease) in selling, marketing and advertising costs primarily related to marketing and promotional activities	$(2.3)	$5.8
Increase in expenses relating to a long-term incentive plan	1.8	5.8
Increase in share-based compensation expenses (includes the effects of adopting Statement No. 123R effective January 1, 2006)	5.2	2.1
Increase in administrative costs	3.2	4.0
	$7.9	$17.7

As a percentage of revenues, selling, general and administrative expenses increased 3% for the three months ended September 30, 2006 and remained constant for the nine months ended September 30, 2006 as compared to the same periods in 2005.

Depreciation and amortization expense (including impairments) increased $0.8 million (3%) for the three months ended September 30, 2006 and decreased $6.2 million (7%) for the nine months ended September 30, 2006 as compared to the same periods in 2005.  Decreases of approximately $0.6 million and $3.7 million were attributable to the MetroChannel business, which shut down two of its three channels in the second quarter of 2005.  In addition, decreases for the nine month period included approximately $5.0 million resulting from the impairment of certain intangibles during the second quarter of 2005 and a decrease of approximately $1.2 million was primarily due to the transfer of certain intangibles to another operating segment in the second quarter of 2005.  Partially offsetting these decreases were increases of approximately $1.4 million and $3.7 million resulting primarily from depreciation of new fixed assets.

Madison Square Garden

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to net revenues for Madison Square Garden.

	Three Months Ended September 30,				(Increase)
	2006		2005		Decrease in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Loss
	(dollars in thousands)
	(As restated)

Revenues, net	$128,516	100%	$135,178	100%	$(6,662)
Technical and operating expenses (excluding depreciation and amortization)	92,398	72	93,261	69	863
Selling, general and administrative expenses	45,057	35	40,756	30	(4,301)
Depreciation and amortization	15,616	12	16,772	12	1,156
Operating loss	$(24,555)	(19)%	$(15,611)	(12)%	$(8,944)

	Nine Months Ended September 30,				(Increase)
	2006		2005		Decrease in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Loss
	(dollars in thousands)
	(As restated)

Revenues, net	$514,402	100%	$466,236	100%	$48,166
Technical and operating expenses (excluding depreciation and amortization)	367,943	72	308,851	66	(59,092)
Selling, general and administrative expenses	137,428	27	132,523	28	(4,905)
Restructuring charges	—	—	366	—	366
Depreciation and amortization	46,271	9	46,383	10	112
Operating loss	$(37,240)	(7)%	$(21,887)	(5)%	$(15,353)

Revenues, net for the three and nine months ended September 30, 2006 decreased $6.7 million (5%) and increased $48.2 million (10%), respectively, as compared to revenues for the comparable periods in 2005.

These changes are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2006
	(dollars in millions)
Return of National Hockey League games after the cancellation of the 2004-2005 season	$—	$52.1
Effect of retroactive affiliate rate adjustments recorded in 2005*	(13.2)	(17.8)
Higher current MSG Networks affiliate fees (excluding the impact of the cancellation of the NHL 2004-2005 season and the 2005 retroactive affiliate rate adjustments and including the impact of the loss of the Mets broadcast rights agreement)	0.7	17.6
Lower advertising sales revenue and sublicense fees resulting from loss of Mets broadcast rights agreement	(11.0)	(25.0)
Net higher revenues from other events at Madison Square Garden and Radio City Music Hall	14.9	17.4
Other net increases	1.9	3.9
	$(6.7)	$48.2

*                       The effect of retroactive affiliate rate adjustments discussed above resulted from the signing of affiliate contracts during the second and third quarters of 2005.  These contracts adjusted rates for prior periods; therefore the results for the three and nine months ended September 30, 2005 reflect retroactive rate adjustments related to the periods prior to July 1, 2005 and January 1, 2005, respectively.

Technical and operating expenses for the three and nine months ended September 30, 2006 decreased $0.9 million (1%) and increased $59.1 million (19%), respectively, as compared to the same 2005 periods.  These changes are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2006
	(dollars in millions)
Return of National Hockey League games after the cancellation of the 2004-2005 season	$4.6	$70.4
Higher costs associated with the higher revenues from other events at Madison Square Garden and Radio City Music Hall	9.6	10.2
Higher (lower) provision for National Basketball Association’s luxury tax	(5.8)	12.8
Lower net provisions for certain team personnel transactions (excluding the impact of purchase accounting liabilities (see below) and luxury tax*)	(18.4)	(30.0)
Higher other New York Knicks operating expenses, primarily team personnel compensation	0.1	12.4
Lower broadcast rights fees other than those related to the resumption of the National Hockey League games, primarily due to the termination of the Mets broadcast rights agreement.	(11.9)	(36.2)
Lower benefit from amortization of team related purchase accounting liabilities (see below)	21.5	17.5
Other net increases (decreases)	(0.6)	2.0
	$(0.9)	$59.1

*                       The change in the provisions for certain team personnel transactions, for the three and nine month periods ended September 30, 2006, includes the settlement of the dispute with the Knicks ex-head coach, Larry Brown under which the Knicks agreed to pay Mr. Brown $18.5 million of the disputed amount in connection with his employment agreement.  On October 30, 2006 the Knicks waived a player. The provision associated with the waiver will be recorded in the fourth quarter of 2006.

The purchase accounting liabilities discussed above were established in April 2005 as a result of the Company’s acquisition of the minority interest in Madison Square Garden.  Following this transaction the

Company began to amortize these purchase accounting liabilities over the period of the respective player contracts.  Some of these players were subsequently waived or traded resulting in the complete amortization of the associated purchase accounting liabilities as a reduction of player compensation.

As a percentage of revenues, technical and operating expenses increased 3% and 6% during the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005.

Selling, general, and administrative expenses for the three and nine months ended September 30, 2006 increased $4.3 million (11%) and $4.9 million (4%), respectively, as compared to the comparable periods in 2005. These increases were primarily driven by an increase in expenses related to employee salaries and related benefits, including stock and long term incentive plans, and higher professional fees.  In addition, selling, general and administrative costs were higher in the nine months ended September 30, 2006 due to the return of National Hockey League games.  These increases in both the three and nine month periods were partially offset by lower charitable contributions due to the large charitable contributions related to Hurricane Katrina relief in the third quarter of 2005.

As a percentage of revenues, selling, general and administrative expenses increased 5% and decreased 1% in the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005.

Restructuring charges of $0.4 million for the nine months ended September 30, 2005 represent primarily charges recorded as a result of the final cost determination for benefits associated with the elimination of certain staff positions.

Depreciation and amortization expense for the three months ended September 30, 2006 decreased $1.2 million (7%) as compared to the same 2005 period due to lower depreciation expense resulting primarily from assets that became fully depreciated.  Depreciation and amortization expense for the nine months ended September 30, 2006 decreased $0.1 million as compared to the same 2005 period due to lower depreciation expense resulting primarily from assets that became fully depreciated which was substantially offset by higher amortization of intangibles.  The higher amortization of intangibles for the nine months ended September 30, 2006 was primarily due to certain intangible assets recorded as a result of the Company’s acquisition of the minority interest in Madison Square Garden in April 2005 and the transfer of certain intangibles from another operating segment in the second quarter of 2005.  These increases were partly offset by a decrease in the amortization of certain other intangibles that became fully amortized in 2005.

CASH FLOW DISCUSSION

Operating Activities

Net cash provided by operating activities amounted to $708.9 million for the nine months ended September 30, 2006 compared to $646.6 million for the nine months ended September 30, 2005.  The 2006 cash provided by operating activities resulted from $707.9 million of income before depreciation and amortization, $92.3 million of non-cash items, $25.0 million from an increase in accounts payable and $20.2 million from an increase in deferred revenue.  Partially offsetting these increases were decreases in cash resulting from an $85.8 million increase in feature film inventory resulting primarily from new film licensing and original programming agreements, a $11.9 million decrease in accrued and other liabilities, a $23.5 million decrease in deferred carriage fees and $15.3 million from an increase in current and other assets.

The 2005 cash provided by operating activities of $646.6 million resulted primarily from $618.4 million of income before depreciation and amortization, $89.6 million of non-cash items, $130.3 million from an increase in accounts payable and accrued and other liabilities, and $72.8 million from a net increase in current and non-current deferred carriage fees payable, partially offset by decreases in cash resulting from a $121.4 million increase in feature film inventory resulting from new film licensing agreements, an $81.1 million increase in deferred carriage fees and a $62.0 million increase in current and other assets. The increase of $81.1 million in deferred carriage fees and an offsetting increase in current and non-current liabilities of $73.2 million, including an approximate increase of $7.9 million included in other current and non-current liabilities, arose primarily as one part of a series of multiple agreements entered into simultaneously with the settlement of litigation between AMC and Time Warner Entertainment, L.P. in September 2005.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2006 was $688.6 million compared to $537.9 million for the nine months ended September 30, 2005. The 2006 investing activities consisted primarily of $700.3 million of capital expenditures ($662.6 million of which relates to our Telecommunications Services segment), partially offset by other net cash receipts aggregating $11.7 million.

Net cash used in investing activities for the nine months ended September 30, 2005 consisted of $540.1 million of capital expenditures, and other net cash payments aggregating $25.0 million, partially offset by a $27.2 million decrease in restricted cash.

Financing Activities

Net cash provided by financing activities amounted to $24.4 million for the nine months ended September 30, 2006 compared to net cash used in financing activities of $431.5 million for the nine months ended September 30, 2005. In 2006, the Company’s financing activities consisted primarily of net proceeds from bank debt of $3,177.8 million, partially offset by a $2,838.6 million dividend distribution to common stockholders, $263.1 million redemption of CSC Holdings’ senior subordinated debentures, $47.4 million in deferred financing costs and other net cash payments of $4.3 million.

In 2005, the Company’s financing activities consisted primarily of net repayments of bank debt of $432.2 million, partially offset by other net cash receipts of $0.7 million.

Discontinued Operations

The net effect of discontinued operations on cash and cash equivalents amounted to an $80.3 million inflow for the nine months ended September 30, 2006 compared to a $97.4 million outflow for the nine months ended September 30, 2005.

Operating Activities

Net cash provided by operating activities of discontinued operations amounted to $75.8 million for the nine months ended September 30, 2006 compared to net cash used by operating activities of discontinued operations of $72.3 million for the nine months ended September 30, 2005. The 2006 cash provided by operating activities resulted primarily from the collection of $78.0 million of affiliate revenue in June 2006 from a cable affiliate that had not been previously collected due to a contractual dispute. The 2005 cash used in operating activities resulted primarily from a net loss of $69.2 million before depreciation and amortization and non-cash items, and a net change in assets and liabilities of $3.1 million.

Investing Activities

Net cash provided by investing activities of discontinued operations for the nine months ended September 30, 2006 was $4.5 million compared to net cash used by operating activities of discontinued operations of $120.4 million for the nine months ended September 30, 2005. The 2006 investing activities consisted of a $3.9 million refund from a supplier and $0.6 million of other net cash receipts. The 2005 investing activities consisted of $108.9 million of net cash transferred to News Corporation as part of the Regional Programming Partners restructuring and $11.5 million of capital expenditures.

The net increase in cash classified as assets held for sale was $95.3 million for the nine months ended September 30, 2005.

Liquidity and Capital Resources

Cablevision has no operations independent of its subsidiaries. Our outstanding securities consist of Cablevision NY Group Class A and Cablevision NY Group Class B common stock and $1.5 billion in debt securities. Funding for the debt service requirements of our debt securities is provided by our subsidiary operations, as permitted by the covenants governing subsidiary credit agreements and public debt securities. Funding for our subsidiaries is generally provided by cash flow from operations, cash on hand, and bank credit facilities made available to the Restricted Group (as later defined) and to Rainbow National Services. The Company has also accessed the public debt markets for significant amounts of capital over the last several years and may continue to do so in the future.

The following table summarizes our outstanding debt and capital lease obligations as well as interest expense and capital expenditures as of and for the nine months ended September 30, 2006:

	Cablevision	Restricted Group	Rainbow National Services	Other Entities	Total
	(dollars in thousands)

Bank debt	$—	$4,491,250	$538,000	$—	$5,029,250
Capital leases	—	509	11,860	51,173	63,542
Notes payable	—	12,226	—	—	12,226
Senior notes and debentures	1,500,000	4,195,248	298,409	—	5,993,657
Senior subordinated notes	—	—	496,913	—	496,913
Collateralized indebtedness relating to stock monetizations	—	—	—	957,290	957,290
Total debt	$1,500,000	$8,699,233	$1,345,182	$1,008,463	$12,552,878

Interest expense	$98,966	$449,767	$95,288	$42,079	$686,100
Capital expenditures	$—	$660,604	$3,138	$36,589	$700,331

Restricted Group

As of September 30, 2006, CSC Holdings and those of its subsidiaries which conduct our cable television video operations (including approximately 3.1 million basic video subscribers and approximately 2.4 million digital video subscribers) and high-speed data service (which encompasses approximately 2.0 million subscribers) and our residential voice services operations (which encompasses approximately 1.1 million subscribers), as well as Optimum Lightpath, our commercial data and voice service business comprise the “Restricted Group” since they are subject to the covenants and restrictions of the credit facility and the indentures governing the notes and debentures securities issued by CSC Holdings. In addition, the Restricted Group is also subject to the covenants of the debt issued by Cablevision.

Sources of cash for the Restricted Group include primarily cash flow from the operations of the businesses in the Restricted Group, borrowings under its bank credit agreement and issuance of notes and debentures in the capital markets and, from time to time, distributions or loans from its subsidiaries. The Restricted Group’s principal uses of cash (excluding the cash used to pay the special dividend discussed below) include capital spending, in particular the capital requirements associated with the growth of its services such as digital video, high-speed data and voice; debt service, including distributions made to Cablevision to service interest expense on its debt securities; other corporate expenses and changes in working capital; and investments that it funds from time to time, including investments to fund certain Rainbow programming operations.

On February 24, 2006, the Restricted Group entered into a new $2.4 billion credit facility with a group of banks consisting of three components: a $1.0 billion revolver, a $1.0 billion term A-1 loan facility and a $400 million term A-2 loan facility that has since been refinanced and repaid in full, as described below. Approximately $1.3 billion of the $1.4 billion proceeds received from the term loans under the new credit facility was used to repay the outstanding borrowings and accrued interest under the prior Restricted Group credit facility that was scheduled to mature in June 2006, and fees and expenses. On March 29, 2006, the Restricted Group entered into a new $3.5 billion term B loan facility, of which approximately $400 million of the proceeds was used to prepay the outstanding borrowings of the term A-2 loan facility, including accrued interest, and fees and expenses. The balance of the outstanding term B loan facility borrowings was invested in short-term AAA rated funds until approval of the special dividend by the Company’s Board of Directors, and was then distributed to Cablevision on April 24, 2006 after the special dividend was approved by the Board of Directors (see “Recent Events”). We currently expect that the net funding and investment requirements of the Restricted Group will be met with cash generated by operating activities and borrowings under the Restricted Group’s new bank credit facility and that the Restricted Group’s available borrowing capacity under that facility will be sufficient to meet these requirements for the next 12 months.

The three components of the new Restricted Group credit facility, the $1.0 billion revolver, the $1.0 billion term A-1 loan facility and the $3.5 billion term B loan facility, are direct obligations of CSC Holdings, guaranteed by most Restricted Group subsidiaries and secured by the pledge of the stock of most Restricted Group subsidiaries. As of September 30, 2006, approximately $52.0 million of the $1.0 billion revolving credit facility was restricted for certain letters of credit issued on behalf of CSC Holdings. The revolving credit facility and the term A-1 loan facility mature in six years in February 2012 and the term B loan facility matures in seven years in March 2013. The revolver has no required interim repayments, the $1.0 billion term A-1 loan facility requires quarterly repayments aggregating 0% in year one, 5% in each of years two and three, 25% in each of years four and five, and 40% in the final year and the $3.5 billion term B loan facility is subject to quarterly repayments totaling 1% in each of years one through six and 94% in the final year. The interest rate on the term A-1 loan facility varies, depending on the Restricted Group’s cash flow ratio (as defined) from .75% to 1.75% over the Eurodollar Rate for Eurodollar-based borrowings and from zero to .75% over the Base Rate for Base Rate Borrowings (as defined). The interest rate on the borrowings under the term B loan facility is the Eurodollar Rate (as defined) plus 1.75% or prime rate plus ..75%, at the Company’s election. The weighted average interest rates as of September 30, 2006 on borrowings under the term A-1 loan facility and term B loan facility were 6.70% and 7.18%, respectively.

The principal financial covenants, which are not identical for the revolving credit facility and the term A-1 loan facility, on the one hand, and the term B loan facility, on the other, include (i) under the revolving credit facility and the term A-1 loan facility, maximum total leverage of 7.50 to 1 with subsequent stepdowns over the life of the revolving credit facility and the term A-1 loan facility until reaching 4.50 to 1 for periods beginning on and after January 1, 2010, (ii) under the revolving credit facility and the term A-1 loan facility, maximum senior secured leverage of 4.00 times cash flow through December 31, 2006 with annual stepdowns thereafter over the life of the revolving credit facility and the term A-1 loan facility until reaching 3.00 to 1 for periods beginning on and after January 1, 2010, (iii) under the revolving credit facility and the term A-1 loan facility, minimum ratios for cash flow to interest expense of 1.75 to 1 initially, increasing to 2.00 to 1 on and after July 1, 2007, and (iv) under the revolving credit facility and the term A-1 loan facility, a minimum ratio of cash flow less cash taxes to total debt expense (defined to include interest expense, certain payments of principal and dividends paid by CSC Holdings to Cablevision to permit Cablevision to pay interest and certain principal payments on its debt) of 1.50 to 1. These covenants and restrictions on the permitted use of borrowed funds in the revolving credit facility may limit our ability to utilize all of the undrawn revolver funds. Additional covenants include limitations on liens and the issuance of additional debt. Under the term B loan facility, we are limited in our ability to incur additional indebtedness based on a maximum ratio of total indebtedness to cash flow (as defined in the term B loan facility) of 7.50 to 1 with subsequent stepdowns over the life of the term B loan facility until reaching 5.00 to 1 for periods beginning on and after January 1, 2010 and a maximum senior secured leverage ratio of 4.50 times cash flow (as defined in the term B loan facility).

Under the revolving credit facility and the term A-1 loan facility, there are generally no restrictions on investments that the Restricted Group may make, provided it is not in default. Under the term B loan facility, there also are generally no restrictions on investments that the Restricted Group may make provided it is not in default; however, CSC Holdings must also remain in compliance with the maximum ratio of total indebtedness to cash flow and the maximum senior secured leverage ratio. The Restricted Group can make distributions or other restricted payments so long as CSC Holdings is not in default but there is a limitation (initially $200 million, subject to increase to reflect capital contributions or issuance of equity interests) on restricted payments during any period when the cash flow leverage ratio is greater than 6.75 to 1 (6.0 to 1 after September 30, 2006). The $200 million limitation does not apply to restricted payments by CSC Holdings to Cablevision to be used by Cablevision to make scheduled payments of principal or interest on its indebtedness. Our ability to make restricted payments is also limited by provisions in the indentures covering our notes and debentures.

CSC Holdings, a member of the Restricted Group, has issued senior and senior subordinated notes and debentures, which also contain financial and other covenants, though they are generally less restrictive than the covenants contained in the Restricted Group’s bank credit facility. Principal covenants include a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow (as defined in the indentures) of 9 to 1 and limitations on dividends and distributions. The indentures governing the Cablevision note and debenture issuances contain similar covenants and restrictions, including a limitation on additional debt incurrence based on a 9 to 1 debt to cash flow ratio. There are no covenants, events of default, borrowing conditions or other terms in the Restricted Group’s credit facility or in any of CSC Holdings’ or Cablevision’s other debt securities that are based on changes in the credit ratings assigned by any rating agency. The Restricted Group was in compliance with all of its financial covenants as of September 30, 2006.

Cablevision’s and CSC Holdings’ future access to the debt markets and the cost of any future debt issuances are also influenced by their credit ratings, which are provided by Moody’s Investors Service and Standard & Poor’s. In February 2006, Standard and Poor’s and Moody’s Investors Service announced the ratings on the new $2.4 billion credit facility. Standard & Poor’s rated the new credit facilities at BB, upgraded the Company’s corporate credit rating to BB from BB- and upgraded all ratings for Cablevision one notch except the unsecured debt at CSC Holdings. Standard & Poor’s assigned a BB rating to CSC

Holdings’ $3.5 billion senior secured term B loan facility and affirmed the Company’s other ratings in March 2006 and reaffirmed the senior secured bank loan rating of BB in June 2006. Moody’s had assigned a rating in February 2006 of Ba3 on the new $2.4 billion credit facility and left unchanged the Company’s other ratings. In March 2006, Moody’s assigned a Ba3 rating to CSC Holdings’ new $3.5 billion senior secured term B loan facility and affirmed the B1 corporate family rating. In August 2006, both Standard & Poor’s and Moody’s placed all of Cablevision’s and CSC Holdings’ ratings on creditwatch with negative implications and review for downgrade, respectively, as a result of the stock option review and subsequent noncompliance with financial reporting and other information delivery requirements under the Company’s debt instruments. In September 2006, all of Cablevision’s and CSC Holdings’ ratings were affirmed and removed from creditwatch with negative implications and review for downgrade by both Standard & Poor’s and Moody’s, respectively, as a result of the filing of Form 10-Q for the quarter ended June 30, 2006 (see Note 9 in the notes to the condensed consolidated financial statements), and in addition, Moody’s upgraded CSC Holdings’ senior secured bank debt rating from Ba3 to Ba2. In October 2006, both Standard & Poor’s and Moody’s placed all of Cablevision’s and CSC Holdings’ ratings on creditwatch with negative implications and review for downgrade, respectively, following the Dolan Family Group proposal. The Dolan Family Group proposal contemplates that substantially all of the purchase price in the transaction would be funded by the incurrence of additional indebtedness by Cablevision, CSC Holdings, RNS and several other subsidiaries of the Company. Any future downgrade to the Cablevision and/or CSC Holdings credit ratings by either rating agency could increase the interest rate on future debt issuances and could adversely impact their ability to raise additional funds.

Debt Covenants

CSC Holdings Credit Agreement:

On August 29, 2006, CSC Holdings advised the agent bank and the lenders under the new Restricted Group credit facility that due to the expected restatement of its financial statements resulting from the stock option review discussed in Note 3, it was unable to comply with its covenant to deliver financial information, due on that date, with respect to the periods ended June 30, 2005 and 2006. Under the new Restricted Group credit facility, the covenant noncompliance would become an event of default if the noncompliance remained unremedied for 30 days after notice from the agent bank or any lender (other than a lender under the term B facility), or for 60 days after notice from the agent bank or term B lenders holding at least 25% of the term B facility.

On August 29, 2006, the lenders under the new Restricted Group credit facility, other than the term B lenders, agreed to waive until September 22, 2006 any default resulting from the covenant noncompliance under the new Restricted Group credit facility due to the expected restatement so notice of default could not be given by such a lender until September 25, 2006 at the earliest and the Restricted Group would have 30 days from the date of any such notice to cure the default. CSC Holdings delivered all required information under the new Restricted Group credit facility on September 21, 2006 and the information delivery covenant noncompliance was cured by that delivery.

The Restricted Group did not obtain a waiver of the default resulting from the covenant noncompliance from the lenders holding term B loans under the new Restricted Group credit facility and, on September 7, 2006, the bank serving as administrative agent under the new Restricted Group credit facility gave a notice of default to CSC Holdings with respect to such term B covenant noncompliance. As a result, the Restricted Group had 60 days (until November 6, 2006) to cure its noncompliance with the financial information covenant. CSC Holdings delivered all required information under the new Restricted Group credit facility on September 21, 2006 and the information delivery covenant noncompliance was cured by that delivery.

Cablevision and CSC Holdings Indentures:

As a result of not filing their Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 by September 8, 2006, Cablevision and CSC Holdings were not in compliance with the information delivery and filing requirements under the indentures relating to their notes and debentures. Such noncompliance would become an event of default as to any series of notes or debentures if Cablevision or CSC Holdings, as the case may be, received notice of such default from the trustee or the holders of at least 25% of the securities of that series and failed to cure the covenant noncompliance within 60 days after receipt of the notice. On September 12, 2006, Cablevision received a letter from an investment manager stating that it was acting for funds beneficially owning more than 25% of the outstanding securities of a series under one of Cablevision’s indentures. The letter stated that it served as a notice of default under the applicable indenture and demanded that the covenant noncompliance be remedied. Assuming the letter constituted a valid notice of default from holders of at least 25% of the securities of the relevant series, Cablevision had 60 days (until November 11, 2006) to cure its noncompliance with the information delivery and filing covenant. Cablevision and CSC Holdings delivered all required information under the indentures on September 21, 2006, at which time the Company was in compliance with all of the covenants of its debt instruments.

Rainbow National Services

Rainbow National Services LLC (“RNS”), our wholly-owned subsidiary which owns the common equity interests in the Company’s AMC, WE tv and IFC programming operations, generated positive cash from operations in 2005 and the first half of 2006. Its cash, plus proceeds from borrowings available to it, may provide funding to other Rainbow programming services, including the VOOM HD Networks, subject to the applicable covenants and limitations contained in RNS’ financing agreements. We currently expect that the net funding and investment requirements of these other Rainbow programming entities will be funded by distributions from RNS.

On July 5, 2006, RNS entered into an $800 million senior secured credit facility (the “New RNS Credit Facility”) which consists of a $500 million term A loan facility and a $300 million revolving credit facility. The term A loan facility matures June 30, 2013 and the revolving credit facility matures June 30, 2012. The New RNS Credit Facility allows RNS to utilize up to $50 million of the revolving credit facility for letters of credit and up to $5 million for a swing loan. Further, the New RNS Credit Facility provides for an incremental facility of up to $925 million, provided that it be for a minimum amount of $100 million. If an incremental facility is established, RNS and the lenders will enter into a supplement to the New RNS Credit Facility with terms and conditions that are no more restrictive than those of the New RNS Credit Facility. There are no commitments from the lenders to fund an incremental facility.

On July 5, 2006, RNS borrowed the entire $500 million term A loan facility and $10 million under the revolving credit facility. RNS used the $510 million borrowed under the New RNS Credit Facility and approximately $88 million of additional available cash to repay all of its outstanding borrowings, accrued interest and fees due under its August 2004 $950 million senior secured credit facility of which $592.5 million was outstanding under a term loan at July 5, 2006 (scheduled to mature March 31, 2012) and to pay certain fees and expenses incurred in connection with the New RNS Credit Facility. RNS may use future borrowings under the New RNS Credit Facility to make investments, distributions, and other payments permitted under the New RNS Credit Facility and for general corporate purposes. The borrowings under the New RNS Credit Facility may be repaid without penalty at any time. Outstanding borrowings under the term loan and revolving credit facility at September 30, 2006 were $500.0 million and $38.0 million, respectively. RNS had $262.0 million in undrawn revolver commitments at September 30, 2006.

Borrowings under the New RNS Credit Facility are direct obligations of RNS which are guaranteed jointly and severally by substantially all of its subsidiaries and by Rainbow Programming Holdings LLC, the direct parent of RNS, and are secured by the pledge of the stock of RNS and substantially all of its subsidiaries, and all of the other assets of RNS and substantially all of its subsidiaries (subject to certain limited exceptions). Borrowings under the New RNS Credit Facility bear interest based on either the Base Rate (the greater of the Federal Funds Rate plus 0.5% and the prime rate (as defined in the New RNS Credit Facility)) or the Eurodollar Rate (as defined in the New RNS Credit Facility). The interest rate under the New RNS Credit Facility varies, depending on RNS’ cash flow ratio (as defined in the New RNS Credit Facility), from 1.0% to 1.5% over the Eurodollar Rate for Eurodollar-based borrowings and from zero to 0.5% over the Base Rate for Base Rate borrowings. At September 30, 2006, the interest rate on the term A loan facility and the revolving credit facility was 6.76% and 6.66%, respectively. The term A loan is to be repaid in quarterly installments of 1.25% of the original outstanding balance ($6.25 million) from March 31, 2008 until December 31, 2010, 2.5% of the original outstanding balance ($12.5 million) from March 31, 2011 until December 31, 2012, and 32.5% of the original outstanding balance ($162.5 million) on March 31, 2013 and June 30, 2013, the maturity of the term A loan. Any amounts outstanding under the revolving credit facility are due at maturity on June 30, 2012.

The financial covenants consist of (i) a minimum ratio of operating cash flow to total interest expense for each quarter (all as defined in the New RNS Credit Facility) of 1.75 to 1, (ii) a maximum cash flow ratio of total indebtedness to annualized operating cash flow (as defined in the New RNS Credit Facility) of 6.75 to 1 through June 30, 2008, decreasing thereafter to 6.25 to 1, and (iii) a maximum senior secured leverage ratio of senior secured debt to annualized operating cash flow (all as defined in the New RNS Credit Facility) of 5.50 to 1. Additional covenants include restrictions on indebtedness, guarantees, liens, investments, dividends and distributions and transactions with affiliates.

RNS is obligated to pay fees of 0.375% per annum on any undrawn revolver commitment.

RNS also has notes outstanding consisting of $300 million principal amount of 8-3/4% senior notes due September 1, 2012 and $500 million principal amount of 10-3/8% senior subordinated notes due September 1, 2014. These notes are guaranteed by substantially all of RNS’ subsidiaries.

RNS was in compliance with all of its financial covenants as of September 30, 2006.

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

RNS’ future access to the debt markets and the cost of any future debt issuances are influenced by its credit ratings, which are provided by Moody’s Investors Service and Standard & Poor’s. In February 2006, Standard & Poor’s announced that RNS corporate credit rating was changed to BB from BB-, and the senior and senior subordinated unsecured debt to B+ from B. The ratings outlook was changed to stable from developing. In June 2006, Standard & Poor’s assigned a BBB- rating to the New RNS Credit Facility entered into in July 2006; all other ratings remained unchanged. In August 2006, Standard & Poor’s placed all of RNS’ ratings on creditwatch with negative implications as a result of the stock option review. In September 2006, Standard & Poor’s affirmed all of RNS’ ratings and removed all ratings from creditwatch as a result of Cablevision and CSC Holdings Inc. filing of its Form 10-Q for the period ended June 30, 2006 (see Note 10 in notes to Cablevision’s condensed consolidated financial statements). Moody’s ratings are B1 for the corporate family rating, Ba3 for the senior secured bank loan, B2 for the senior unsecured debt and B3 for the senior subordinated debt and the ratings outlook is stable. In June 2006, Moody’s assigned a Ba3 rating to the New RNS Credit Facility and affirmed the ratings noted above. In September 2006, Moody’s upgraded RNS’ senior secured bank debt rating from Ba3 to Ba1. In October 2006, both Standard & Poor’s and Moody’s placed all of RNS’ ratings on creditwatch with negative implications and review for downgrade, respectively, following the Dolan Family Group proposal. The Dolan Family Group proposal contemplates that substantially all of the purchase price in the transaction would be funded by the incurrence of additional indebtedness by Cablevision, CSC Holdings, RNS and several other subsidiaries of the Company. Any future downgrade to RNS’ credit ratings by either rating agency could increase the interest rate on future debt issuances and could adversely impact RNS’ ability to raise additional funds.

Total amounts payable by the Company under the new Restricted Group credit facility and the New RNS Credit Facility are as follows:

Three months ending December 31, 2006	$17,500

Year ending December 31,
2007	$85,000
2008	110,000
2009	310,000
2010	310,000
Thereafter	4,196,750

Madison Square Garden

Madison Square Garden does not have a credit facility at this time. We currently expect Madison Square Garden’s funding requirements for the next twelve months to be met by its cash on hand and cash from operations.

Obligations Under Derivative Contracts

To manage interest rate risk, we have entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment. We do not enter into interest rate swap contracts for speculative or trading purposes and have only entered into transactions with counterparties that are rated investment grade. All of our interest rate derivative contracts are entered into by CSC Holdings and are thus attributable to the Restricted Group; all such contracts are carried at their fair market values on our consolidated balance sheets, with changes in value reflected in the consolidated statements of operations.

As of September 30, 2006, we had outstanding interest rate swap contracts to convert fixed rate debt to floating rate debt covering a total notional value of $450 million and interest rate swap contracts to convert floating rate debt to fixed rate debt covering a total notional value of $3.7 billion.  The fair value of these derivative contracts was $48.0 million, a net payable position.  For the nine months ended September 30, 2006, we recorded a net loss on interest swap contracts of $43.5 million, as detailed in the table below:

Fair Market Value of Interest Rate Derivative Contracts
(dollars in thousands)

Fair market value as of September 30, 2006, a net payable position	$(48,023)
Less: fair market value as of December 31, 2005	(10,541)
Change in fair market value, net	(37,482)
Plus: realized loss from cash interest expense	(6,058)
Net loss on interest rate swap contracts	$(43,540)

We have also entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of AT&T, Comcast, Charter Communications, General Electric, and Leapfrog.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share, while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  The following table details our estimated early termination exposure as of September 30, 2006:

	AT&T	Comcast	Charter	General Electric	Leapfrog	Total
	(dollars in thousands)
Collateralized indebtedness (carrying value)	$(40,032)	$(430,585)	$(83,231)	$(384,572)	$(18,870)	$(957,290)

Collateralized indebtedness (fair value estimate)	(40,161)	(424,884)	(83,444)	(371,408)	(18,685)	(938,582)
Derivative contract	12,173	(51,489)	74,916	(30,244)	12,342	17,698
Fair value of investment securities pledged as collateral	27,916	528,349	5,661	449,794	6,344	1,018,064
Net excess (shortfall)	(72)	51,976	(2,867)	48,142	1	97,180
Value of prepaid swaps with cross-termination rights	(597)	(1,007)	—	—	—	(1,604)
Net excess (shortfall) including prepaid swaps	$(669)	$50,969	$(2,867)	$48,142	$1	$95,576

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

All of our monetization transactions are obligations of our wholly-owned subsidiaries that are not part of the Restricted Group; however, in the General Electric and Charter Communications transactions and certain of the 2005 Comcast transactions, CSC Holdings provided guarantees of the subsidiaries’ ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  The guarantee exposure approximates the net sum of the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and the equity collar.  All of our equity derivative contracts are carried at their current fair market value on our consolidated balance sheets with changes in value reflected in the consolidated statements of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings.  As of September 30, 2006, the fair value of our equity derivative contracts was $17.7 million, a net receivable position.  For the nine months ended September 30, 2006, we recorded a net loss on all outstanding equity derivative contracts of $125.9 million.  We also recorded an unrealized and realized gain on our holdings of the underlying stocks of $173.7 million for the nine months ended September 30, 2006, as shown in the following table:

Fair Market Value of Equity Derivative Contracts
(dollars in thousands)

Fair market value as of December 31, 2005	$296,017
Change in fair value	(125,923)
Maturity of contracts	(152,396)
Fair market value as of September 30, 2006	$17,698
Unrealized and realized gain on underlying stock positions due to changes in prevailing market conditions, net	$173,696

At September 30, 2006, the Company had outstanding prepaid interest rate swaps with a notional contract value of approximately $214.0 million.  These swaps were entered into in connection with certain monetization contracts, the net present value of which was paid to CSC Holdings at the inception of the transactions.  These swaps have maturities in 2006, 2008 and 2009 that coincide with the related prepaid equity forward maturities.  Swap contracts with an aggregate notional value of $165.4 million require the Company to pay floating rates of interest in exchange for receipt of fixed rate payments.  Swap contracts with an aggregate notional value of $48.6 million require the Company to pay fixed rates in exchange for receipt of floating rate payments.  Certain contracts provide for early termination of the prepaid interest rate swap in the event of an early termination of the related prepaid equity forward.

All of our prepaid interest rate swaps are carried at their current fair market values on our consolidated balance sheets with changes in value reflected in the consolidated statements of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings.  As of September 30, 2006, the fair value of our prepaid interest rate derivative contracts was $13.1 million, a net liability position.

For the nine months ended September 30, 2006, we recorded a net loss on such derivative contracts of $3.2 million as detailed below:

Fair Market Value of Prepaid Interest Rate Derivative Contracts
(dollars in thousands)

Fair market value as of December 31, 2005	$(26,881)
Change in fair market value, net	20,245
New derivative contract	(6,496)
Fair market value as of September 30, 2006	$(13,132)

Change in fair market value, net	$20,245
Realized loss resulting from net cash payments	(23,414)
Net loss on prepaid interest rate swap contracts	$(3,169)

Monetization Contract Maturities

See “Item 3.  Quantitative and Qualitative Disclosures About Market Risk.”

For the nine months ended September 30, 2006, monetization contracts covering 5.6 million shares of our Charter Communications stock, 2.6 million shares of our AT&T stock (adjusted for SBC merger), 12.7 million shares of our General Electric stock and 5.4 million shares of our Comcast Communications stock matured.  We settled our obligations under the related Charter Communications and AT&T collateralized indebtedness by delivering an equivalent number of Charter Communications and AT&T shares and the cash proceeds from the related equity derivative contracts.

We settled our obligations under the related Comcast and General Electric collateralized indebtedness by delivering a cash value equal to the collateralized loan value, net of the value of the related equity derivative contracts.  The cash was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast and General Electric shares, proceeds from a prepaid interest rate swap executed in conjunction with the equity derivative contract related to the Comcast shares and, in certain instances, cash from CSC Holdings.  The terms of the new contracts allow the Company to retain upside participation in both Comcast and General Electric shares up to each respective contract’s upside appreciation limit with downside exposure limited below the respective hedge price.

During the next twelve months, monetization contracts covering 0.9 million shares of AT&T stock, 1.8 million shares of Comcast stock, 3.7 million shares of Charter Communications stock, and 0.8 million shares of Leapfrog stock also mature.  The Company intends to settle such transactions by either delivering shares of the applicable stock and proceeds of the equity derivative contracts or delivering cash from the proceeds of a new monetization transaction.

Recent Events

Dolan Family Group Proposal

On October 8, 2006, the Company received a proposal from the Dolan Family Group (the “Dolan Family Group Proposal”) to acquire, at a purchase price of $27.00 per share in cash, all the outstanding shares of the Company’s common stock, except for the shares held by the Dolan Family Group.  The Dolan Family Group Proposal contemplates that substantially all of the purchase price would be funded by the incurrence of additional indebtedness by Cablevision, CSC Holdings, RNS and several other subsidiaries of the Company.

Cablevision’s Board of Directors appointed a special transaction committee of independent directors, which consists of Thomas V. Reifenheiser and Vice Admiral John R. Ryan USN (Ret.), to review the proposal.  The special transaction committee has retained Willkie Farr & Gallagher LLP, as its legal counsel, and Lehman Brothers Inc. and Morgan Stanley, as financial advisors.

Related Party Transactions

See the discussion regarding the Dolan Family Group Proposal under “Recent Events” above.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“Statement No. 158”). Statement No. 158 requires companies to recognize in their statement of financial position an asset for a post-retirement plan’s overfunded status or a liability for a plan’s underfunded status and to measure a plan’s assets and its obligations that determine its funded status as of the end of the company’s fiscal year. Additionally, Statement No. 158 requires companies to recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur and to report those changes in comprehensive income. The provisions of Statement No. 158 have two separate effective dates. The provision of Statement No. 158 that requires a company (with a calendar year-end) to recognize the funded status of its pension plan, and the disclosure requirements, would be effective as of December 31, 2006, and the provision of Statement No. 158 that requires a company (with a calendar year-end) to measure plan assets and benefit obligations as of the date of its fiscal year-end balance sheet would be effective as of December 31, 2008.  The Company has not yet determined the impact that the adoption of Statement No. 158 will have on its financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“Statement No. 157”). Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Under Statement No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  It also clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  This Statement applies under other accounting pronouncements that require or permit fair value measurements.  Accordingly, this Statement does not require any new fair value measurements, however, for some entities, the application of Statement No. 157 could change current practices.  Statement No. 157 will be effective for financial statements issued with fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact that the adoption of Statement No. 157 will have on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged.  The primary concepts set forth in SAB 108 are as follows:

•                  Registrants should quantify errors using both the “rollover” approach (current year statement of operations effect) and “iron curtain” approach (year end balance sheet effect) and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.

•                  If correcting an item in the current year materially affects the current year but yet the item was not material in any prior year, “the prior year financial statements should be corrected, even though such revision previously was and continues to be immaterial to the prior year financial statements.”  However, in this circumstance, correcting prior year financial statements for immaterial errors does not require amending previously filed financial statements — the correction can be made the next time the prior year financial statements are filed.

•                  For purposes of evaluating materiality under the “iron curtain” approach, all uncorrected errors on the balance sheet are presumed to be reversed into the statement of operations in the current period even though some or all of the uncorrected difference may relate to periods prior to the latest statement of operations presented and, therefore, would only impact opening accumulated earnings (deficit).  If the amount of the uncorrected difference(s) is determined to be material to the current period statement of operations, then such amount would be deemed material and would have to be corrected for in the manner set forth above.

SAB 108 provides for the following transition guidance in the initial period of adoption:

•                  Restatement of prior years is not required if the registrant properly applied its previous approach, either “rollover” or “iron curtain” approach, so long as all relevant qualitative factors were considered.

•                  The SEC Staff will not object if a registrant records a one-time cumulative effect adjustment to correct errors existing in prior years that previously had been considered immaterial - quantitatively and qualitatively - based on the appropriate use of the registrant’s previous approach.

•                  If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings (deficit) as of the beginning of the fiscal year of adoption (e.g. January 1, 2006 for a calendar year company).

•                  At transition, registrants electing not to restate prior periods are required to disclose “the nature and amount of each individual error being corrected for in the cumulative adjustment.  The disclosure should also include when and how each error being corrected arose and the fact that the errors had previously been considered immaterial.”

Historically, the Company has evaluated uncorrected differences utilizing the “rollover” approach.  The Company is currently evaluating the potential impacts of adopting SAB 108.  Although the Company believes its prior period assessments of uncorrected differences utilizing the “rollover” approach and the conclusions reached regarding its quantitative and qualitative assessments of such uncorrected differences were appropriate, the Company expects that, due to the analysis required of historical misstatements as set forth in SAB 108, upon adoption of SAB 108, certain historical uncorrected differences, which arose primarily in 1999 and prior periods, will be corrected for as a cumulative effect adjustment to opening accumulated deficit as of January 1, 2006.

The Company has not yet determined the adjustments to its financial statements that will be necessary as a result of the implementation of SAB 108.  However, the Company estimates that the expected net reduction to the opening accumulated deficit as of January 1, 2006, will be approximately $100 million.  The Company is continuing to evaluate the impact of adopting SAB 108 and, as a result, the actual reduction to the opening accumulated deficit as of January 1, 2006 could be different than the current $100 million estimate.

In June 2006, the FASB issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Financial Accounting Standards No. 109, Accounting for Income

Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Any change in the net assets and liabilities recognized as a result of applying the provisions of FIN 48 would be recorded as an adjustment to the opening balance of retained earnings.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company has not yet determined the impact that the adoption of FIN 48 will have on its financial statements.

In June 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF No. 06-3”), which addresses the income statement disclosures for taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and may include, but are not limited to, sales, use, value added, and some excise taxes.  The presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion 22.  In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant and can be done on an aggregate basis.  EITF No. 06-3 will be effective for financial reports for interim and annual reporting periods beginning after December 15, 2006.  The Company does not expect the adoption of EITF No. 06-3 to have a significant impact on its financial statements.

In February 2006, the FASB issued Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140 (“Statement No. 155”).  Statement No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. Statement No. 155 also clarifies and amends certain other provisions of Financial Accounting Standards No. 133 and Financial Accounting Standards No. 140.  Statement No. 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006.  The Company does not expect the adoption of Statement No. 155 to have a significant impact on its financial statements.

Item 3.                                                           Quantitative And Qualitative Disclosures About Market Risk

The Company is exposed to market risks from changes in certain equity security prices and interest rates. Our exposure to changes in equity security prices stems primarily from the shares of Comcast Corporation, AT&T, Inc., Charter Communications, Inc., General Electric Company, Leapfrog Enterprises, Inc. and Adelphia Communications Corporation common stock held by us.  We have entered into prepaid forward contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities other than 9.8 million shares of Adelphia Communications common stock.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share, while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts’ actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts’ actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  The underlying stock and equity collars are carried at fair value on our consolidated balance sheet and the collateralized indebtedness is carried at its accreted value.  The carrying value of our collateralized indebtedness amounted to $957.3 million at September 30, 2006.

As of September 30, 2006, the fair value and the carrying value of our holdings of Comcast, AT&T, Charter Communications, General Electric, Leapfrog and Adelphia Communications common stock aggregated $1,018.1 million.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $101.8 million.  As of September 30, 2006, the net fair value and the carrying value of the equity collar component of the prepaid forward contracts entered into to hedge the equity price risk of certain of these securities aggregated $17.7 million, a net receivable position.

The terms of our prepaid forward contracts as of September 30, 2006 are summarized in the following table:

	# of Shares		Hedge Price		Cap Price**
Security	Deliverable	Maturity	per Share*		Low	High

Comcast	1,779,250	2006	$26.69 - $38.4	7	$33.57	$63.91
	7,159,206	2008
	5,379,956	2009

AT&T	857,362	2006	$47.27		$78.53	$78.53

Charter Communications	3,724,460	2007	$22.35		$38.33	$38.33

General Electric	12,742,033	2009	$32.52 - $34.14		$39.03	$40.96

Leapfrog	800,000	2007	$24.05		$30.37	$30.37

*                             Represents the price below which we are provided with downside protection and above which we retain upside appreciation.  Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.

**                      Represents the price up to which we receive the benefit of stock price appreciation.

In addition, at September 30, 2006, the Company had other investment securities with a carrying value of approximately $10.0 million.  Assuming a 10% change in the price of the securities, the potential change in the fair value of these investments would be approximately $1.0 million.

Fair Value of Debt:  Based on the level of interest rates prevailing at September 30, 2006, the fair value of our fixed rate debt of $6,989.6 million exceeded its carrying value of $6,841.7 million by approximately $147.9 million.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at September 30, 2006 would increase the estimated fair value of our fixed rate debt by approximately $248.5 million to $7,238.2 million.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

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

As of September 30, 2006, we had outstanding interest rate swap contracts to convert fixed rate debt to floating rate debt covering a total notional principal amount of $450.0 million.  As of September 30, 2006, the fair market value and carrying value of these interest rate swap contracts was approximately $9.6 million, a net liability position, as reflected under derivative contracts in our consolidated balance sheet.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from September 30, 2006 prevailing levels would increase the fair value of these contracts to a net liability of $16.2 million.

In addition, we had outstanding prepaid interest rate swap contracts with a notional value of $214.0 million entered into in connection with our monetization transactions.  As of September 30, 2006, such contracts had a fair market value and carrying value of $13.1 million, a net liability position, reflected as liabilities under derivative contracts in our consolidated balance sheet.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from September 30, 2006 prevailing levels would increase our liability under these derivative contracts by approximately $0.8 million to a liability of $13.9 million.

In April 2006, CSC Holdings entered into several interest rate swap contracts in the notional amount of $3.7 billion to effectively fix borrowing rates on floating rate debt.  As of September 30, 2006, these interest rate swap contracts had a fair market value and carrying value of $38.4 million, a net liability  position, as reflected under derivative contracts in our consolidated balance sheet.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point decrease in interest rates prevailing at September 30, 2006 would increase our liability under these derivative contracts by approximately $107.1 million to a liability of $145.5 million.

Item 4.                    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Cablevision’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Securities and Exchange Commission rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006.

Changes in Internal Control

During the quarter ended September 30, 2006, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1.                    Legal Proceedings

Refer to Note 16 to Cablevision’s condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.

Item 1A.                 Risk Factors

Our Annual Report on Form 10-K/A for the year ended December 31, 2005 includes “Risk Factors” under Item 1A of Part I.  The following discussion is intended to update certain matters discussed in “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2005 and our originally filed Form 10-Qs for the three months ended March 31, 2006 filed on May 10, 2006 and for the six months ended June 30, 2006 filed on September 21, 2006 and our Form 10-Q/A for the three months ended March 31, 2006 filed on September 21, 2006.

The consummation of the Dolan Family Group proposal to purchase all outstanding shares of Cablevision’s common stock for $27.00 in cash funded by the incurrence of indebtedness would impact certain existing risks and may create additional risks for Cablevision and its subsidiaries.

On October 8, 2006, Cablevision received a proposal from the Dolan Family Group (the “Dolan Family Group Proposal”) to acquire, at a purchase price of $27.00 a share in cash, all the outstanding shares of Cablevision’s common stock, except for the shares held by the Dolan Family Group.  The Dolan Family Group Proposal contemplates that substantially all of the purchase price in the transaction would be funded by the incurrence of debt by Cablevision, CSC Holdings, Rainbow National Services LLC and several other subsidiaries of the Company.

The consummation of the Dolan Family Group Proposal and its financing would impact certain existing risks described in our Annual Report on Form 10-K for the year ended December 31, 2005, as updated in our Annual Report on Form 10-K/A for the year ended December 31, 2005 (collectively, our “Form 10-K”) and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as amended by our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, including the following:

•                  Our Form 10-K describes the implications of our substantial indebtedness under the Risk Factor captioned “We have substantial indebtedness and we are highly leveraged, which reduces our capability to withstand adverse developments or business conditions.”  If the transaction contemplated by the Dolan Family Group Proposal is consummated, our substantial indebtedness will increase significantly and we will be even more highly leveraged for the foreseeable future.  The Dolan Family Group Proposal contemplates that substantially all of the purchase price to be paid to the public stockholders for their outstanding shares of common stock will be obtained from the proceeds of additional indebtedness, including indebtedness at Cablevision, CSC Holdings, Rainbow National Services and certain other subsidiaries of the Company.  All indebtedness at CSC Holdings’ subsidiaries will be structurally senior to CSC Holdings indebtedness with respect to the assets of those subsidiaries and all indebtedness of Cablevision’s subsidiaries, will be structurally senior to Cablevision’s indebtedness.  The increased indebtedness would expose us to even greater risk in the event of downturns in our businesses (whether through competitive pressures or otherwise), in our industries or in the economy generally, because although our cash flows would decrease in any such scenario, our required payments in respect of indebtedness would not.

•                  Our Form 10-K describes the implications of our substantial losses under the Risk Factor captioned “Our financial statements reflect substantial losses from continuing operations and a significant stockholders’ deficiency, and we expect that our net losses, absent one-time gains, may continue and remain substantial for the foreseeable future, which may reduce our ability to raise needed capital.”  If the transaction contemplated by the Dolan Family Group Proposal is consummated, our substantial losses will increase primarily as a result of the increased interest expense on the new indebtedness and higher interest costs on the indebtedness to be refinanced as part of the transaction contemplated by the Dolan Family Group Proposal.  Our continuing losses may limit our ability to raise additional needed financing, or to do so on favorable terms.

•                  Our Form 10-K describes the implications of the lowering of the ratings assigned to our debt securities under the Risk Factor captioned “A lowering or withdrawal of the ratings assigned to our debt securities by ratings agencies may further increase our borrowing costs and reduce our access to capital.”  In October 2006, both Standard & Poor’s and Moody’s placed all of Cablevision’s and CSC Holdings’ ratings on creditwatch with negative implications and review for downgrade, respectively, following the Dolan Family Group Proposal.  A lowering or withdrawal of any of our ratings would further increase our borrowing costs and reduce our access to capital.  If the transaction contemplated by the Dolan Family Group Proposal is consummated, the ratings assigned to our indebtedness would be lowered.

•                  Our Form 10-K describes the limitations on our ability to meet our obligations under the Risk Factor captioned “Our ability to meet our obligations under our indebtedness may be restricted by limitations on our subsidiaries’ ability to send us funds.”  Our ability to pay interest on and repay principal of our outstanding indebtedness is dependent primarily upon the operations of our subsidiaries and the distributions or other payments of the cash they generate to us in the form of dividends, loans or advances.  Those subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on our public indebtedness or bank credit facilities or to make any funds available to us to do so.  If the transaction contemplated by the Dolan Family Group Proposal is consummated, several subsidiaries of Cablevision will be obligors under their own indebtedness.  It is likely that this new indebtedness would contain various financial and operating covenants that will restrict the payment of dividends or other distributions by those subsidiaries.  In addition, those subsidiaries’ creditors, including trade creditors, in the event of a liquidation or reorganization of any such subsidiaries, would be entitled to a claim on the assets of such subsidiaries, including any assets transferred to those subsidiaries, prior to any of our claims as a stockholder.  Creditors of our subsidiaries are likely to be paid in full before any distribution is made to us.  To the extent that we are a creditor of a subsidiary, our claims would be subordinated to any security interest in the assets of that subsidiary and/or any indebtedness of that subsidiary senior to that held by us.

•                  Our Form 10-K describes the limitations on our ability to incur additional debt under the Risk Factor captioned “Our ability to incur debt and the use of our funds are limited by significant restrictive covenants in financing agreements” and the risks of competition in our businesses under the Risk Factor captioned “Our financial performance may be harmed by the significant and credible risks of competition in our cable television, high-speed data and voice businesses.”  If the transaction contemplated by the Dolan Family Group Proposal is consummated, the additional indebtedness incurred to finance that transaction would limit our ability to borrow funds that might be necessary to meet competition. In addition, the new debt incurred to finance the transaction contemplated by the Dolan Family Group Proposal could contain new or additional financial and operating covenants that could be more restrictive than the covenants in our existing indebtedness and could further limit, among other things, our ability to incur debt and use funds for various purposes.  In addition, any new or additional restrictive covenants could affect our ability to operate our business or to compete effectively.  Violation of these covenants could result in a default that would permit the parties who have lent money under such credit facilities and such other debt instruments to (1) restrict the ability to borrow undrawn funds under such credit facilities and (2) require the immediate repayment of the borrowings thereunder. These events would be likely to have a material adverse effect on the value of our outstanding securities.

•                  Our Form 10-K describes our funding needs over the next several years under the Risk Factor captioned “We will need to raise significant amounts of funding over the next several years to fund capital expenditures, repay existing obligations and meet other obligations and the failure to do so successfully could adversely affect our business.”  If the transaction contemplated by the Dolan Family Group Proposal is consummated, we may not be able to generate sufficient funds internally to service our indebtedness and complete the current and future spending programs as described in our Form 10-K.  If we were unable to generate such sufficient funds internally, we would have to do one or more of the following: (1) raise additional capital, through debt or equity issuances or both; (2) cancel or scale back current and future spending programs; or (3) sell assets or interests in one or more of our businesses.  There can be no assurance that we would be able to raise any additional capital on favorable terms or at all.  If we were required to cancel or scale back some or any of our current or future spending programs, our ability to operate our business and compete effectively could be materially and adversely affected.

While the Dolan Family Group Proposal is pending, we will be subject to additional risks.

There can be no assurance that the transaction contemplated by the Dolan Family Group Proposal will be consummated.  While the Dolan Family Group Proposal is pending, we will be subject to additional risks, including the following:

•                  Our ability to refinance existing indebtedness on the same terms that we could have before the proposal was made and incur any new indebtedness on favorable terms, if at all, will be reduced. In October 2006, both Standard & Poor’s and Moody’s placed all of Cablevision and CSC Holdings’ ratings on creditwatch with negative implications and review for downgrade, respectively, following the Dolan Family Group Proposal.

•                  the current market price of our common stock may reflect a market assumption that the transaction will occur, and a failure to complete the transaction could result in a decline in the market price of our common stock;

•                  there may be disruption to our business and a distraction of our management and employees from day-to-day operations because matters related to the Dolan Family Group Proposal may require substantial commitments of their time and resources;

•                  uncertainty about the effect of the transaction contemplated by the Dolan Family Group Proposal may adversely affect our relationships with our employees, customers, suppliers and other persons with whom we have business relationships; and

•                  numerous lawsuits have been filed as a result of the Dolan Family Group Proposal and there may be additional lawsuits filed against us in the future relating to the Dolan Family Group Proposal.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q for a discussion of certain factors that may affect our future performance.

Item 6.                    Exhibits

(a)           Index to Exhibits.

10.1	Special Director Fees for Service on Special Committees

31.1	Section 302 Certification of the CEO

31.2	Section 302 Certification of the CFO

32	Section 906 Certification of the CEO and CFO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CABLEVISION SYSTEMS CORPORATION
CSC HOLDINGS, INC.

Date:	November 8, 2006	By:	/s/ Michael P. Huseby
Michael P. Huseby as Executive Vice President and Chief Financial Officer of Cablevision Systems Corporation and CSC Holdings, Inc.

Date:	November 8, 2006	By:	/s/ Wm. Keith Harper
Wm. Keith Harper as Senior Vice President and Controller and Principal Accounting Officer of Cablevision Systems Corporation and CSC Holdings, Inc.