Form 10-K
period 2006-12-31
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS INC
filed 2007-02-28
CIK 1053112, 784681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Cablevision Systems Corporation
CSC Holdings, Inc.

Indicate by check mark whether each Registrant is a large accelerated filer, accelerated filer or non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated	Accelerated	Non-accelerated
filer	filer	filer

Cablevision Systems Corporation	Yes	☒	No ☐	Yes ☐	No ☐	Yes ☐	No ☐
CSC Holdings, Inc.	Yes	☐	No ☐	Yes ☐	No ☐	Yes ☒	No ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Cablevision Systems Corporation	Yes	☐	No	☒
CSC Holdings, Inc.	Yes	☐	No	☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of Cablevision Systems Corporation computed by reference to the price at which the common equity was last sold on the New York Stock Exchange as of June 30, 2006: $4,707,474,927

Number of shares of common stock outstanding as of February 22, 2007:

Cablevision NY Group Class A Common Stock—	229,121,577
Cablevision NY Group Class B Common Stock—	63,327,303
CSC Holdings, Inc. Common Stock—	11,595,635

Documents incorporated by reference — Cablevision Systems Corporation intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement or an amendment to this report containing the information required to be disclosed under Part II, Item 5 and Part III of Form 10-K filed under cover of Form 10-K/A.

*               Some or all of these items are omitted because Cablevision intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement or an amendment to this report containing the information required to be disclosed under Part II, Item 5 and Part III of Form 10-K filed under cover of Form 10-K/A.

PART I

Item 1.    Business

This combined Annual Report on Form 10-K is separately filed by Cablevision Systems Corporation (“Cablevision”) and CSC Holdings, Inc. (“CSC Holdings” and collectively with Cablevision, the “Company” or the “Registrants”).

Cablevision Systems Corporation

Cablevision Systems Corporation is a Delaware corporation which was organized in 1997.  Cablevision owns all of the outstanding common stock of CSC Holdings and its liabilities consist primarily of $1.5 billion senior notes issued in April 2004.  Cablevision has no operations independent of its CSC Holdings subsidiary.

CSC Holdings

CSC Holdings is a Delaware corporation which was organized in 1985 and is one of the largest cable operators in the United States based on the number of basic video subscribers.  We also operate cable programming networks, entertainment businesses and telecommunications companies.  As of December 31, 2006, we served approximately 3.1 million basic video subscribers in and around the New York City metropolitan area, making us the fifth largest cable operator in the United States based on the number of basic video subscribers.  We believe that our cable television systems comprise the largest metropolitan cluster of cable television systems under common ownership in the United States (measured by number of basic video subscribers).  Through our wholly-owned subsidiary, Rainbow Media Holdings LLC (“Rainbow Media Holdings”), we own interests in and manage numerous national and regional programming networks, the Madison Square Garden sports and entertainment businesses and cable television advertising sales companies.  Through Cablevision Lightpath, Inc. (“Lightpath”), our wholly-owned subsidiary, we provide telephone services and high-speed Internet access to the business market.

We classify our business interests into three segments:  Telecommunications Services; Rainbow; and Madison Square Garden.

Our Telecommunications Services segment includes CSC Holdings’ cable television business, including its video, high-speed data, Voice over Internet Protocol (“VoIP”) and residential telephone services operations and the operations of the commercial telephone and high-speed data services provided by Lightpath.

Our Rainbow segment consists principally of our interests in national programming services — AMC, IFC, WE tv (formerly WE: Women’s Entertainment), fuse and VOOM HD Networks and regional programming businesses and investments held by Rainbow Media Holdings including Fox Sports Net Bay Area, Fox Sports Net New England and News 12 Networks, a regional news business in the New York City metropolitan area.  Rainbow also includes a local advertising sales representation business.

Our Madison Square Garden segment owns and operates the Madison Square Garden Arena and the adjoining Theater at Madison Square Garden, the New York Knickerbockers professional basketball team, the New York Rangers professional hockey team, the New York Liberty professional women’s basketball team, the Hartford Wolf Pack professional hockey team, the regional sports programming networks Madison Square Garden Network and Fox Sports Net New York (collectively, “MSG Networks”), and MSG Entertainment (which operates Radio City Music Hall  and the Beacon Theater in New York City under long-term leases).  Additionally, Madison Square Garden manages and operates the Hartford Civic Center and Rentschler Field in Connecticut.  Madison Square Garden is a wholly-owned subsidiary of Rainbow Media Holdings.

In addition, we own or have interests in the following businesses and assets:

•                  the motion picture theater business of Clearview Cinemas, which operates 52 movie theaters containing 258 screens,

•                  PVI Virtual Media Services LLC, which markets a real time video insertion system that places computer generated electronic images into telecasts of sporting events and other programming, and

•                  the common stock of the following entities (which we monetized through the execution of prepaid forward contracts, collateralized by an equivalent amount of the respective stock):

o                 Comcast Corporation,

o                 General Electric Company,

o                 Charter Communications, Inc.,

o                 Leapfrog Enterprises, Inc., a designer, developer and marketer of technology-based educational products.

Telecommunications Services

General

Cable television is a service that delivers multiple channels of television programming to subscribers who pay a monthly fee for the services they receive.  Television signals are received over-the-air, by fiber optic transport or via satellite delivery by antennas, microwave relay stations and satellite earth stations and are modulated, amplified and distributed over a network of coaxial and fiber optic cable to the subscribers’ television sets.  Cable television systems typically are constructed and operated pursuant to non-exclusive franchises awarded by local and state governmental authorities for specified periods of time.

Our cable television systems offer varying packages of service marketed under the Optimum brand name, which may include, among other programming, local broadcast network affiliates and independent television stations, certain other news, information and entertainment channels such as CNN, CNBC, ESPN, and MTV, and certain premium services such as HBO, Showtime, The Movie Channel, Starz!/Encore and Cinemax.  We also offer digital video service, branded “iO, Interactive Optimum,” which enables customers to receive video on demand and subscription video on demand services, as well as additional viewing channels.

Our cable television revenues are derived principally from monthly fees paid by subscribers.  In addition to recurring subscriber revenues, we derive revenues from the sales of pay-per-view movies and events, video on demand and subscription video on demand program tiers, from the sale of advertising time on advertiser supported programming and from installation and equipment charges.  Certain services and equipment provided by substantially all of our cable television systems are subject to regulation.  See “Regulation - Cable Television.”

We also provide residential high-speed data services using our cable television broadband network.  High-speed data services are provided to customers through a cable modem device.  The high-speed data service, marketed as “Optimum Online”, served approximately 2.0 million subscribers at December 31, 2006 for an overall penetration rate of 44.7% of the homes passed by our cable television network.  We believe that our high-speed data service penetration has been driven by superior quality and speed and, in part, by a large number of customers installing the necessary equipment without the need for a service call.

In addition, the Company offers Optimum Voice, VoIP technology services which is offered exclusively to our Optimum Online subscribers.  As of December 31, 2006, we provided Optimum Voice services to approximately 1.2 million customers for an overall penetration rate of 26.5% of the homes passed by our cable television network.  As of December 31, 2006, we also provided switched residential telephone services to approximately 5,200 subscribers in Long Island, New York and parts of southern Connecticut.

Through Optimum Lightpath, a business broadband service provider, we provide telecommunications services to the business market in the greater New York City metropolitan area.  Lightpath provides converged data, Internet and voice solutions to mid-sized and large businesses, hospital systems, municipalities, and school systems.

Optimum Lightpath has built an advanced fiber optic network extending more than 2,700 route miles (131,000 fiber miles) throughout the New York Metropolitan area. Optimum Lightpath provides scalable advanced Metro Ethernet services that support a variety of business applications.  Metro Ethernet enables organizations to replace older phone line technology with a single IP based solution that satisfies their telecommunications needs, including voice, video, data and Internet.  Because Optimum Lightpath builds its wholly owned fiber optic network directly into customers’ office locations, it can deliver its Metro Ethernet services at high speeds (from 10 Mbps up to 10 Gbps), while offering cost savings over traditional services.

As of December 31, 2006, Lightpath serviced over 2,000 buildings with approximately 127,000 access lines.

The following table sets forth certain statistical data regarding our video, high-speed data and VoIP operations as of the dates indicated.

	As of December 31,
	2006	2005	2004
Revenue Generating Units:
Basic Video Customers (1)	3,127,000	3,027,000	2,963,000
iO Digital Video Customers	2,447,000	1,963,000	1,483,000
Optimum Online High-Speed Data Customers	2,039,000	1,694,000	1,353,000
VoIP Customers	1,209,000	731,000	273,000
Residential Telephone Customers	5,000	8,000	9,000
Total Revenue Generating Units	8,827,000	7,423,000	6,081,000

Customer Relationships (2)	3,300,000	3,175,000	3,096,000

Homes Passed by Cable (3)	4,562,000	4,484,000	4,443,000

Penetration:
Basic Video to Homes Passed	68.5%	67.5%	66.7%
iO Digital to Basic Penetration	78.2%	64.8%	50.1%
Optimum Online to Homes Passed	44.7%	37.8%	30.4%
VoIP to Homes Passed	26.5%	16.3%	6.1%

Average Monthly Revenue per Basic Video Customer (“RPS”) (4)	$115.30	$100.46	$88.33

(1)                      Basic video customers represent each customer account (set up and segregated by customer name and address), weighted equally and counted as one subscriber, regardless of size, revenue generated, or number of boxes, units, or outlets.  In calculating the number of customers, the Company counts all customers other than inactive/disconnected customers.  Free accounts are included in the customer counts along with all active accounts, but they are limited to a prescribed group such as current and retired Company employees, and free status is not granted to regular customers as a promotion.  Such accounts are also not entirely free, as they typically generate revenue through pay-per-view or other services for which they must pay.  The Company counts a bulk commercial customer, such as a hotel, as one customer, and does not count individual room  units at that hotel.  In counting bulk residential customers such as an apartment building, the Company counts each subscribing family unit within the building as one customer, but does not count the master account for the entire building as a customer.

(2)                    Number of customers who receive at least one of the Company’s services, including business modem only customers.

(3)                      Homes passed represent the estimated number of single residence homes, apartment and condominium units and commercial establishments passed by the cable distribution network in areas serviceable without further extending the transmission lines.

(4)                      Average monthly revenue per basic video customer is calculated by dividing the GAAP revenues for the Telecommunications Services segment, less the revenue attributable to Lightpath, for the fourth quarter of each year presented by the average monthly number of basic video customers served by the Company’s cable television systems for the same period.  For purposes of this calculation, both revenue and average number of basic video customers exclude the Company’s Lightpath operations because Lightpath’s third-party revenues are unrelated to the Company’s cable television system customers.

Subscriber Rates and Services; Marketing and Sales

Basic Cable

Our cable television systems offer a government mandated broadcast basic level of service which includes local over-the-air broadcast stations, such as network affiliates (e.g., ABC, NBC, CBS, FOX), and public, educational or governmental channels.

All of our cable television systems also offer an expanded basic package of services, generally marketed as “Family Cable”, which includes, among other programming, certain news, information, entertainment, and sports channels such as CNN, AMC, CNBC, Discovery, ESPN and MTV.  For additional charges our cable television systems provide certain premium services such as HBO, Showtime, The Movie Channel, Starz!/Encore and Cinemax, which may be purchased either individually or in tiers.

iO, Interactive Optimum

iO, Interactive Optimum, our digital video service, is available to Cablevision’s entire service area.  We ended 2006 with approximately 2.4 million iO subscribers.

The digital video programming services currently offered to subscribers include:

•                  over 230 channels of entertainment,

•                  over 50 additional movie channels including multiple channels (“multiplexes”) of HBO, Showtime, Cinemax, Starz!/Encore and The Movie Channel,

•                  access to over 1,200 titles each month on demand, featuring hundreds of movies, and subscription video on demand programming including HBO On Demand, Showtime On Demand, Cinemax On Demand, and Disney Channel On Demand, Anime On Demand, Howard TV On Demand, Playboy TV on Demand, and here! TV On Demand,

•                  over 150 hours of special interest programming on demand featuring Mag Rack, a collection of 17 video magazines, plus free on demand programming from Thirteen on Demand, Nick on Demand, WE on Demand, fuse, TV Guide Spot and sportskool,

•                  45 channels of uninterrupted commercial-free digital music from Music Choice,

•                  iO Sports Pak - 10 sports channels featuring college sports, golf, soccer, extreme sports and recreational activities for $4.95 per month,

•                  optional sports packages from the National Basketball Association (“NBA”), National Hockey League (“NHL”),  and college football and basketball,

•                  iO en espanol- over 30 Spanish language channels including programming from Latin America, the Caribbean, Mexico, and featuring latino, video on demand content,

•                  17 channels of international programming from around the world, with channels from Korea, Russia, China, Portugal, Italy, Poland, Japan and India/Southeast Asia,

•                  21 channels available in high definition, including local channels such as WCBS, WABC, WNBC, WNYW (FOX), the CW, My9 and WNET (PBS), as well as local sports channels, Madison Square Garden Network, YES Network, SportsNet NY and Fox Sports Net New York.  Offerings also include high definition channels from HBO, Cinemax, Showtime, The Movie Channel, Starz!/Encore, Universal, ESPN and INHD.  In addition, high definition movies are available on demand for an additional fee,

•                  a collection of enhanced television applications including News 12 Traffic and Weather (formerly Metro Traffic and Weather) interactive, iO dashboard, iO Showcase, Optimum Autos, and Optimum Homes,

•                  iO DVR service, giving subscribers the ability to record, pause and rewind live television, currently priced at $9.95 per month, and

•                  iO Games, a wide variety of interactive games offered in distinct packages including the Arcade Pak, Casino Pak, Variety Pak, and Logic Pak.  Each package is currently priced at $4.95 per month.

Packaging of the iO, Interactive Optimum product includes the iO Gold package currently priced at $87.95 per month.  iO Gold features over 230 channels, including more than 50 premium movie channels and 21 high definition (HDTV) channels.  iO Silver, currently priced at $67.95 per month, includes everything in iO Gold except for NBA TV, Flix and premium movie channels from Showtime, Cinemax and The Movie Channel.  The currently priced $9.95 per month iO package (which is included in iO Gold and iO Silver) can be added to any level of cable service and includes an additional 34 digital video channels, 45 digital music channels from Music Choice, and access to video on demand programming, including ‘free’ on demand programming such as Mag Rack and PBS (Thirteen on Demand) as well as iO’s enhanced television services such as iO Games and interactive news and weather sites.  Discount pricing is available when iO is combined with other service offerings.

Since our network serving our existing cable television systems is substantially upgraded to provide advanced digital video services, our sales efforts are primarily directed toward increasing our penetration to homes passed for all of our existing services.  We market our cable television services through in-person selling, as well as telemarketing, direct mail advertising, promotional campaigns and local media and newspaper advertising.

Optimum Online

Optimum Online is our high-speed Internet access for the home.  Optimum Online connects customers to the Internet using the same network that delivers our cable television service.  It is significantly faster than digital subscriber line (“DSL”) and traditional dial-up services.  Optimum Online is available to Cablevision’s entire service area.

During 2006, we completed the upgrade of our plant to allow a 50% increase in download speeds to a maximum of 15Mbps downstream (2Mbps upstream) and we have made available two additional levels of service: Optimum Online Boost (30Mbps/2Mbps) and Optimum Online Ultra (50Mbps/50Mbps) to a portion of our service area.

Optimum Online is currently priced at $49.95 per month on an a la carte basis with Optimum Online Boost available for an additional charge of $14.95 per month.  Discount pricing is available when Optimum Online is combined with other service offerings.

We ended 2006 with approximately 2.0 million Optimum online subscribers.

Optimum Voice

Optimum Voice is a VoIP service available exclusively to Optimum Online subscribers that offers unlimited local, regional and long-distance calling within the United States, Puerto Rico and Canada with popular calling features at one low, flat monthly rate.

With Optimum Voice, customers can call anywhere within the United States, Puerto Rico and Canada, any time of the day or night, and talk as long as they like at the current price of $34.95 a month.  Discount pricing is available when Optimum Voice is combined with other service offerings.

Optimum Voice includes the following premium calling features, plus “My Optimum Voice”:

•                  Enhanced Voicemail

•                  Call Waiting

•                  Caller ID

•                  Caller ID Blocking

•                  Call Return

•                  Three-Way Calling

•                  Call Forwarding

•                  Anonymous call blocker — blocks all calls to a Voice customer where a calling party does not display their name or number

•                  Anonymous calling — hides the Voice customer’s name and number on all calls they make

•                  Find me — allows calls to a Voice customer’s phone number to ring up to three additional phone lines, such as a cell phone or work number, simultaneously

•                  Call waiting with caller ID

•                  Busy Redial

•                  VIP Ringing — a Voice customer can designate up to a certain number of telephone numbers to ring with a second, distinct ringtone

My Optimum Voice allows customers to easily manage calling features and receive voicemails via the Internet.  Customers can view all their call details at their convenience.

We launched Optimum Voice World Call in the second quarter of 2006, which provides flat-rate international calling to anywhere in the world, for $19.95 per month (250 minutes per month).

Optimum Voice is available to Cablevision’s entire service area.  We ended 2006 with approximately 1.2 million Optimum Voice customers.

Bundled Offers

We offer several promotional packages with discounted pricing to customers who subscribe to one or more of our products as compared to the a la carte prices for each individual product.  Our “Optimum Triple Play” family package currently offers iO Interactive Optimum, Optimum Online and Optimum Voice for $29.95 per month for each for the first twelve months when purchased together.  Our “Optimum Double Play” package currently offers Optimum Online and Optimum Voice for $29.95 per month for each for the first twelve months when purchased together.  We also offer other pricing discounts for certain products that are added to existing service.

System Capacity

Our cable plant network uses state of the art technology including fiber optic cable.  The network is a minimum of 750 MHz two-way interactive system offering a minimum of 67 analog, various digital channels, high-speed data and voice services.

Programming

Adequate programming is available to the cable television systems from a variety of sources, including from Rainbow Media Holdings.  Program suppliers’ compensation is typically a fixed, per subscriber monthly fee (subject to contractual escalations) based, in most cases, either on the total number of basic video subscribers of the cable television systems, or on the number of subscribers subscribing to the particular service.  The programming contracts are generally for a fixed period of time and are subject to negotiated renewal.  Cable programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to most subscribers, increased costs to produce or purchase cable programming and other factors.

Franchises

The Company’s cable television systems are operated in New York, New Jersey and Connecticut under non-exclusive franchise agreements with state or municipal franchising authorities.  Franchise agreements usually require payment of franchise fees and contain regulatory provisions addressing, among other things, upgrades, service quality, cable service to schools and other public institutions, insurance and indemnity bonds.  The terms and conditions of cable franchises vary from jurisdiction to jurisdiction.  Franchise authorities generally charge a franchise fee of up to 5% of certain of our revenues that are derived from the operation of the system within such locality.  The Company generally passes the franchise fee on to its subscribers, listing it as a separate item on the bill.

Franchise agreements are usually for a term of five to fifteen years from the date of grant; most are ten years.  Franchises usually are terminable only if the cable operator fails to comply with material provisions, and then only after complying with substantive and procedural protections afforded by federal and state law.  As of December 31, 2006, one of our ten largest franchises is expired and we are currently operating in this area under temporary authority.  Approximately 58,000 of the Company’s basic video customers are in this franchise area.  The Company has never lost a franchise for an area in which it operates.  Historically, expired franchises have routinely been renewed upon expiration.  When a franchise agreement reaches expiration, a franchising authority may seek to impose new requirements, including requirements to upgrade facilities, to increase channel capacity and to provide additional support for local public, education and government access programming.  Negotiations can be protracted.  Franchise agreements sometimes expire before a renewal is negotiated and finalized.  State laws provide that pre-existing franchise terms continue in force during the renewal negotiations until one or both parties seek to pursue “formal” franchise remedies under federal law.  Federal law provides significant substantive and procedural protections for cable operators seeking renewal of their franchises.  See “Regulation - Cable Television.”  Despite the Company’s efforts and the protections of federal law, it is possible that one or more of the Company’s franchises may be subject to termination or non-renewal or we may be required to make significant additional investments in the cable systems in response to requirements imposed in the course of the franchise renewal process.

Rainbow

General

We conduct our programming activities through Rainbow Media Holdings, a wholly-owned subsidiary of CSC Holdings.  Rainbow Media Holdings’ businesses include ownership interests in national and regional programming networks.

Rainbow Media Holdings’ national entertainment programming networks include AMC, WE tv, IFC, fuse, VOOM HD Networks, Mag Rack and sportskool.

Rainbow Media Holdings holds a 50% interest in a regional sports network that provides regional sports programming to the New England area and also has a 60% interest in Fox Sports Net Bay Area, a regional sports network that provides regional sports programming to the San Francisco/Oakland Bay area.

Rainbow Media Holdings owns News 12 which operates regional news networks servicing the New York City metropolitan area and also owns and operates Rainbow Advertising Sales Corporation, a cable television advertising company.

The following table sets forth estimated subscriber information as of December 31, 2006, 2005 and 2004 for Rainbow Media Holdings’ programming businesses.  These businesses are wholly-owned subsidiaries of Rainbow Media Holdings, except for as noted below.

	Viewing Subscribers (a)
	2006	2005	2004
	(in thousands)
Programming and Related Businesses
National Entertainment Programming Networks:
AMC	81,100	77,200	76,100
WE tv	52,700	50,900	49,900
IFC	40,100	37,300	34,600
fuse	42,000	35,500	33,100
VOOM HD Networks (b)	300	25	—
Mag Rack	4,700	4,800	2,700
sportskool	20,100	12,300	1,200

Regional Sports Networks:
Fox Sports Net Bay Area (c)	3,700	3,600	3,600
Fox Sports Net New England (d)	3,900	3,800	3,800
Madison Square Garden Network/Fox Sports Net New York (e)	15,300	14,700	14,000

News Services:
Regional News12 Services	3,800	3,700	3,300
News12 Traffic and Weather	2,800	2,600	—

(a)                      Represents the number of subscribers to distributors’ systems that receive the referenced programming network.

(b)                     Rainbow Media Holdings holds an 80% interest in the VOOM HD Networks and EchoStar Communication Corporation  holds the remaining 20%.

(c)                      Rainbow Media Holdings holds a 60% interest in Fox Sports Net Bay Area and News Corporation holds the remaining 40%.

(d)                     Rainbow Media Holdings holds a 50% interest in Fox Sports Net New England and Comcast holds the remaining 50%.

(e)                      Madison Square Garden Network and Fox Sports Net New York are part of the Company’s Madison Square Garden segment.

National Entertainment Programming Networks

AMC

With a comprehensive library of popular films, AMC offers movie-based entertainment for movie lovers.

AMC is available on cable television and other distribution platforms such as direct broadcast satellite (DBS) in the United States, and in the fourth quarter of 2006, the AMC service was launched by a cable television operator in Canada.  It is principally carried on basic or expanded basic tiers for which subscribers do not have to pay a premium to receive the network.  Affiliate revenues, which in 2006 accounted for approximately 60% of AMC’s net revenues, are based on fees paid by the distributors for the right to carry the programming.

AMC’s film library consists of films that are licensed from major studios such as Twentieth Century Fox, Warner Bros., Sony (MGM), NBC Universal, Paramount, and Buena Vista under long-term contracts,

with sufficient films under contract as of December 31, 2006 to meet its minimum film programming needs through midyear 2009.  AMC generally structures its contracts for the exclusive cable television right to carry the films during identified windows.  AMC’s programming also includes original series such as Sunday Morning Shootout, Movies that Shook the World and Movies 101.

WE tv

WE tv is a 24-hour entertainment service oriented to women.  The programming features films and original series and specials of particular interest to women.

WE tv has licensed exclusive films and off-network series from major studios such as Twentieth Century Fox, NBC Universal and Warner Bros., as well as independent studios like Miramax and New Line to supplement its slate of original programming.  The library has sufficient films licensed under contract as of December 31, 2006 to meet WE tv’s minimum film programming needs through approximately midyear 2010.  WE tv’s acquired series include Hope and Faith, Dharma & Greg and Take This House & Sell It!.  Bridezillas, Secret Lives of Women, Platinum Weddings and John Edward Cross Country are WE tv’s most successful original series.

IFC

IFC was the first network dedicated to independent films and related programming.  IFC presents feature-length films (domestically and internationally produced), documentaries, shorts, animation, new works, “cult classics” and originally produced programs which chronicle independent film trends.

IFC’s film library includes titles from Rainbow Media Holdings’ film production and distribution businesses, as well as from leading independent film studios like Miramax, MGM/UA, Lions Gate and New Line, with sufficient films under contract as of December 31, 2006 to meet its minimum film programming requirements needs through 2008.  IFC also features exclusive live coverage of notable international film events like the Cannes Film Festival and the Independent Spirit Awards as well as original series such as Greg the Bunny, The Henry Rollins Show, The Minor Accomplishments of Jackie Woodman, Gunslinger Girl and Basilisk, and original documentaries such as This Film Is Not Yet Rated and Yo Soy Boricua.

fuse

fuse is the nation’s only viewer-influenced multi-platform, music television network, featuring music videos, artist interviews, live concerts, series and specials.  fuse is a destination for established and emerging artists.

VOOM HD Networks

VOOM HD Networks is currently a suite of 15 channels, produced exclusively in high-definition and marketed for distribution to direct broadcast satellite and cable operators.  VOOM HD Networks range from extreme sports and fashion to art and movies.  VOOM HD Networks offer:  concerts on Rave HD, art and museum tours on Gallery HD, exploration and nature on Equator HD, extreme sports on Rush HD and 24/7 news and weather on HDNews.  Currently, the VOOM HD Networks are available only on EchoStar Communications Corporation’s (“EchoStar”) DISH Network.

In April 2005, subsidiaries of the Company entered into agreements with EchoStar relating to the launch and operation of the business of Rainbow HD Holdings LLC, the Company’s VOOM HD Networks, subject to the closing of the sale of our satellite (Rainbow 1) to EchoStar, which occurred in November 2005.  Under those arrangements, EchoStar initially distributed a portion of the VOOM HD Networks programming service and, beginning in 2006 began carrying all 15 of the channels included in the programming service.  In connection with the arrangements, EchoStar was issued a 20% interest in

Rainbow HD Holdings, the Company’s subsidiary owning the VOOM HD Networks, and that 20% interest will not be diluted until $500 million in cash has been invested in Rainbow HD Holdings’ equity by the Company.

Under the terms of the affiliation arrangements with EchoStar covering the VOOM HD Networks for a 15 year term, if Rainbow HD Holdings fails to spend $100 million per year, up to a maximum of $500 million in the aggregate, on its service offerings, EchoStar may terminate the affiliation agreement.  The Company has the right to terminate the affiliation agreement if the VOOM HD Networks are discontinued in the future.

Regional Sports Networks

Rainbow Media Holdings holds a 60% indirect interest in Fox Sports Net Bay Area and a 50% indirect interest in Fox Sports Net New England.  Rainbow Media Holdings manages each of these regional sports networks, which are distributed in their respective region in the United States through cable television as well as other distribution platforms such as direct broadcast satellite.

In April 2005, the Company and News Corporation restructured their ownership of Regional Programming Partners.  Prior to the April 2005 transaction, Regional Programming Partners was owned 60% by the Company and 40% by News Corporation.  As a result of the restructuring, the Company now owns 100% of Madison Square Garden, 100% of Fox Sports Net Chicago (which was shut down in June 2006) and 50% of Fox Sports Net New England.  In connection with the restructuring, these businesses extended the terms of their long-term affiliation agreements with National Sports Partners and their advertising representation agreements with National Advertising Partners.

National Sports Partners and National Advertising Partners were owned 50% by the Company and 50% by News Corporation prior to the restructuring.  As a result of the restructuring, the Company no longer owns an interest in National Sports Partners, National Advertising Partners, Fox Sports Net Ohio or Fox Sports Net Florida.

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

Other Services

Video-On-Demand Services

Rainbow Media Holdings’ on-demand services include Mag Rack and sportskool.  Mag Rack provides a variety of on-demand special interest television programming on a variety of topics including cars, motorcycles, personal relationships, children’s entertainment and music instruction.  sportskool features expert sports instruction, coaching and guidance for a wide range of sports and fitness activities.   These services are currently offered to Cablevision’s subscribers and are also carried by other distributors.

Rainbow Network Communications

Rainbow Network Communications, servicing primarily Rainbow Media Holdings’ programming offerings, is a full service network programming origination and distribution company.  Its services include origination, transmission, video engineering, uplinking, encryption, affiliate engineering, technology consulting, transponder negotiation, content ordering, quality control and editing.  Rainbow Network Communications has a state of the art technology center that consolidates all master control/playback and uplink facilities in one location.  This center is fully digital which enables Rainbow Network Communications to process audio and video signals in both standard and high definition.

Film Production and Distribution Businesses

Rainbow leveraged IFC’s brand name in 1997 to create IFC Productions, a feature film production company that provides financing for select independent film projects, and in 2000 to create IFC Films, a theatrical distribution company.  Historically, IFC Productions has provided financing for the production of such films as Boys Don’t Cry and Girlfight.  In 2005, IFC Production’s  Me and You and Everyone We Know won major awards at the Sundance and Cannes Film Festivals and became one of the top 5 grossing films in IFC Production’s history.  In 2004, Fahrenheit 9/11, distributed by IFC Films and Lions Gate, received critical acclaim.

Madison Square Garden

Madison Square Garden is a sports and entertainment company that owns and operates the Madison Square Garden Arena and the adjoining Theater at Madison Square Garden, the New York Knickerbockers professional basketball team, the New York Rangers professional hockey team, the New York Liberty professional women’s basketball team, the Hartford Wolf Pack professional hockey team, the Madison Square Garden Network, Fox Sports Net New York and MSG Entertainment (which operates Radio City Music Hall and the Beacon Theater in New York City under long-term leases).  Additionally, Madison Square Garden manages and operates the Hartford Civic Center and Rentschler Field in Connecticut.  Madison Square Garden is an indirect wholly-owned subsidiary of the Company.

Other Businesses and Assets

Clearview Cinemas operates 52 motion picture theaters containing 258 screens in the New York metropolitan area.  Substantially all of the theaters were acquired in transactions completed in 1998 and 1999.  A newly constructed five screen theater was opened in November 2006 in South Orange, New Jersey.

An indirect subsidiary of Rainbow Media Holdings owns a 90% interest in an entity, DTV Norwich LLC that holds FCC licenses in 45 metropolitan areas in the United States, including New York, Miami, Los Angeles, and Cleveland, to provide multichannel video distribution and data service (“MVDDS”), which could be used to distribute video, data or other applications to subscribers via terrestrial transmission facilities and rooftop antennas.  The Company is not currently utilizing such spectrum.

CSC Holdings holds a 49.9% interest, and certain preferential distribution rights, in Northcoast Communications.  Northcoast Communications is controlled by John Dolan, a nephew of Charles F. Dolan and a cousin of James L. Dolan, the Company’s Chairman and Chief Executive Officer, respectively.  The Company’s investment in Northcoast Communications was zero at December 31, 2006 and 2005.

PVI Virtual Media Services LLC is a wholly-owned subsidiary of the Company, which markets a real time video insertion system that through patented technology places computer generated electronic images into telecasts of sporting events and other programming.

We also own 3,724,460 shares of Charter Communications common stock and 14,318,412 shares of Comcast common stock acquired in connection with the sale of certain cable television systems.  We also own 12,742,033 shares of General Electric common stock acquired in connection with the sale of our interest in the Bravo programming service and 800,000 shares of Leapfrog Enterprises, Inc. common stock.  All of these shares have been monetized pursuant to collateralized prepaid forward contracts.

Competition

Cable Television

Our cable television systems operate in an intensely competitive environment, competing with a variety of other television programming delivery systems, including satellite delivered signals, delivery systems of incumbent telephone companies and broadcast television signals available to homes within our market by over-the-air reception.

DBS.  A primary competitor to our cable television systems is direct broadcast satellite (DBS).  Two major DBS services, EchoStar and DirecTV, are available to the vast majority of our customers.  According to the Federal Communications Commission’s most recent (2006) report on video competition, DBS providers serve over 27% of households that subscribe to multichannel video programming services.  These services each offer over 300 channels of programming, including programming that is substantially similar to the programming that we offer.  Federal laws permit DBS systems to retransmit local broadcast television signals to their customers.  This has also enhanced the competitive position of DBS.  Our ability to compete with these DBS services is also affected by the quality and quantity of programming available to us and to them.  Federal law also generally provides DBS operators with access to all satellite-delivered cable programming services.  One of these services, DirecTV, also has exclusive arrangements with the NFL that gives it access to programming that we cannot offer and similar deals for other sporting events have been announced or reported.

Incumbent Telephone Companies.  We face intense competition from incumbent telephone companies such as Verizon and AT&T Inc., which have recently begun to offer video programming in addition to their voice and high-speed Internet access services, evidencing their commitment to compete across all of the Company’s telecommunications products.  Their competitive position has been improved by recent operational, regulatory and legislative advances that they have made.  Verizon and AT&T are constructing fiber-based systems designed to provide video programming as well as voice and data services to residential customers in our service area.  The attractive demographics of the Company’s service territory make this region a desirable location for investment in video distribution technologies by these companies.  Verizon has constructed fiber to the home network plant that passes a significant number of households in our service area, though currently less than a quarter of the households according to our estimates.  Verizon has obtained authority to provide video service (it already has or needs no authority to provide phone and data services) for a majority of these homes passed, on a statewide basis in New Jersey and through numerous local franchises in New York.  Verizon has so far not indicated any plans to offer video service in Connecticut.  AT&T has announced the commencement of video programming service in several markets in Connecticut, where it is currently permitted to offer such service without any state authorization.  See “Regulation” and “Risk Factors - Pending FCC, Congressional and judicial proceedings may affect our businesses” for a discussion of regulatory and legislative issues.  Verizon and AT&T also market DBS services in our service area.  Each of these companies has greater financial resources than we do.

OVS.  In addition, competitive service providers that utilize the public rights-of-way can operate an “open video system” (OVS) subject only to selected portions of the federal regulations applicable to our cable systems, but still subject to certain local municipal franchising powers.  RCN Corporation is authorized to operate OVS systems that may compete with us in New York City.

Other Competitors.  Other sources of actual or potential video competition to cable television systems include broadcast television stations, private home dish earth stations, multichannel multipoint distribution services (“MMDS”), which deliver television programming over microwave super-high frequency channels received by subscribers with a special antenna, satellite master antenna television (“SMATV”) systems, which like MMDS generally serve large multiple dwelling units under an agreement with the landlord, and new services such as wireless local multipoint distribution service (“LMDS”), and MVDDS.  The statutory definition of a cable television system excludes facilities that do not use public rights-of-way.  This exempts wireless services from local franchise and other requirements applicable only to cable television system operators.  No MVDDS systems have yet been commercially deployed in the United States.  Cable television systems also compete with entities that make videotaped movies and programs available for home rental or sale.

Another potential source of competition is the delivery of video programming over the Internet directly to subscribers.  There can be no assurance that the provision of video over the Internet or other existing, proposed, or as yet undeveloped technologies will not become dominant in the future and render our cable television systems less profitable or even obsolete.

High-Speed Data

Our high-speed data offering to consumers, Optimum Online, faces intense competition from other providers of high-speed Internet access including services offered by local telephone companies such as Verizon and AT&T.  In addition, DBS providers have tested the use of certain spectrum to offer satellite-based high-speed data services and are offering broadband data services via partnerships and marketing arrangements with other providers such as Verizon, AT&T, and Earthlink.  The FCC has allocated spectrum for use by licensed and unlicensed providers of wireless broadband service including LMDS, MVDDS, and WiMax, which, if offered within Cablevision’s service area, could compete with our high-speed data offering.

VoIP

Our VoIP service, Optimum Voice, faces intense competition from other providers of voice services, including local exchange carriers such as Verizon and AT&T and other competitive providers of voice services, as well as VoIP providers like Vonage that do not own networks but can provide service to any person with a broadband connection from a cable company or other network.  Traditional wireline local exchange carriers and wireless providers have established customer relationships and existing network interconnection arrangements, which may give them an advantage in providing VoIP services.

Lightpath

Lightpath operates in the most competitive business telecommunications market in the country and competes against the very largest telecommunications companies - incumbent local exchange carriers (“ILECs”), other competitive local exchange companies and long distance companies.  More specifically, Lightpath faces substantial competition from Verizon and AT&T, which are the dominant providers of local telephone and broadband services in their respective service areas, smaller independent ILECs such as Frontier/Citizens and Warwick Valley Telephone Company, and VoIP providers such as Vonage.  ILECs have significant advantages over Lightpath, including greater capital resources, an existing fully operational local network, and long-standing relationships with customers.

While Lightpath and the ILECs are competitors, Lightpath must enter into interconnection agreements with each ILEC so that Lightpath’s customers can make and receive calls to and from customers served by the ILECs and other telecommunications providers.  Federal and state law and regulations require ILECs to enter into such agreements and provide such facilities and services, at prices subject to regulation.  The specific price, terms and conditions of each agreement, however, depend on the outcome of negotiations between Lightpath and an ILEC.  Agreements are also subject to approval by the state regulatory commissions.  Lightpath has entered into interconnection agreements with Verizon for New York, New Jersey and portions of Connecticut and with AT&T for portions of Connecticut, which have been approved by the respective state commissions.  Lightpath also entered into interconnection agreements with regional carriers in New York and New Jersey.  These agreements, like all interconnection agreements, are for limited terms and are required to be renegotiated, arbitrated and approved subject to the laws in effect at that time.

Lightpath also faces competition from one or more competitive access providers and other new entrants in the local telecommunications and data marketplace, and competitive local exchange carriers (“CLECs”).  In addition to the ILECs and CLECs, other potential competitors capable of offering voice and broadband services include electric utilities, long distance carriers, microwave carriers, wireless telephone system operators (such as cellular, PCS, and specialized mobile radio), and private networks built by large end users.  A continuing trend toward business combinations and alliances in the telecommunications industry may create stronger competition for Lightpath.

Programming and Entertainment

Rainbow Media Holdings’ programming networks operate in highly competitive markets.  First, our programming networks compete with other programming networks to obtain distribution on cable television systems and other multichannel video programming distribution systems, such as DBS, and ultimately for viewing by each system’s subscribers.  Second, our programming networks compete with other video programming distributors, including broadcasters and other programming entities, to secure desired entertainment and sports programming.  In each of these markets, some of our competitors are large publicly held companies that have greater financial resources than we do.   In addition, Rainbow Media Holdings competes with these entities for advertising revenue.

It is difficult to predict the future effect of technology on many of the factors affecting Rainbow Media Holdings’ competitive position.  For example, data compression technology has made it possible for most video programming distributors to increase their channel capacity, which may reduce the competition among programming networks and broadcasters for channel space.  On the other hand, the addition of channel space could also increase competition for desired entertainment and sports programming and ultimately, for viewing by subscribers.  As more channel space becomes available, the position of our programming networks in the most favorable tiers of these distributors would be an important goal.  Additionally, video content delivered directly to viewers over the Internet could compete with our programming networks for viewership.

Distribution of Programming Networks

The business of distributing programming networks to cable television systems and other multichannel video programming distributors is highly competitive. Our programming networks face competition from other programming networks for the right to be carried by a particular cable system or other multichannel video programming distribution system, and for the right to be carried on the service tier that will attract the most subscribers.  Once our programming network is selected by a cable or other multichannel video programming distribution system for carriage, that network competes for viewers not only with the other channels available on the system, but also with off-air broadcast television, pay-per-view channels and video-on-demand channels, as well as online services, mobile services, radio, print media, motion picture theaters, DVDs, video cassettes and other sources of information, sporting events and entertainment.

Important to our success in each area of competition Rainbow Media Holdings faces are the prices we charge for our programming networks; the quantity, quality and variety of the programming offered on our networks; and the effectiveness of our networks’ marketing efforts.  The competition for viewers in the context of nonpremium programming networks directly correlates with the competition for advertising revenues with each of our competitors.

Our ability to successfully compete with other programming networks for distribution may be hampered because the cable television systems, DBS services or other systems through which distribution is sought may be affiliated with other programming networks.  In addition, because such affiliated cable television systems or DBS services may have a substantial number of subscribers, the ability of such programming networks to obtain distribution on affiliated cable television or DBS services may lead to increased subscriber and advertising revenue for such networks because of their increased penetration compared to our programming networks.  Even if such affiliated cable television or DBS operators carry our programming networks, there is no assurance that such cable television or DBS operators would not place their affiliated programming network on a more desirable tier, thereby giving the affiliated programming network a competitive advantage over our own.

New or existing programming networks with affiliations to desired broadcasting networks like NBC, ABC, CBS or FOX may also have a competitive advantage over our networks in obtaining distribution through the “bundling” of agreements to carry those programming networks with the agreements giving the cable system or other distributor the right to carry a broadcast station affiliated with the broadcasting network.

An important part of our strategy involves exploiting identified niches of the viewing audience that are generally well-defined and limited in size.  Rainbow Media Holdings has faced and will continue to face increasing competition as other programming networks and online or other services are launched that seek to serve the same or similar niches.

Sources of Programming

We also compete with other programming networks to secure desired programming.  Although some of this programming is generated internally through our efforts in original programming, most of our programming is obtained through agreements with other parties that have produced or own the rights to such programming.  Competition for this programming will increase as the number of programming networks increases.  Other programming networks that are affiliated with programming sources such as movie or television studios, film libraries or sports teams may have a competitive advantage over us in this area.

Competition for Entertainment Programming Sources.  With respect to the acquisition of entertainment programming, such as syndicated programs and movies, which are not produced by or specifically for programming networks, our competitors include national commercial broadcast television networks, local commercial broadcast television stations, the Public Broadcasting Service and local public television stations, pay-per-view programs, and other cable programming networks.  Some of these competitors have exclusive contracts with motion picture studios or independent motion picture distributors or own film libraries.  In the future, Internet-based video content distributors may also emerge as competitors for the acquisition of content or the rights to distribute content.

Competition for Sports Programming Sources.  Because the loyalty of the sports viewing audience to a sports programming network is primarily driven by loyalty to a particular team or teams, access to adequate sources of sports programming is particularly critical to our sports networks.  Our sports networks compete for local and regional rights for teams or events principally with national or regional cable networks that specialize in or carry sports programming, some of which also own or control, or are owned or controlled by, sports teams or leagues; television “superstations” which distribute sports and other programming by satellite; local and national commercial broadcast television networks; and independent syndicators that acquire and resell such rights nationally, regionally and locally.  Some of our competitors may also have ownership interests in, or are owned or controlled by, sports teams, leagues or sports promoters.  This gives them an advantage in obtaining broadcast rights for such teams or sports.  Owners of distribution outlets such as DBS and cable television systems may also contract directly with the sports teams in their local service areas for the right to distribute games on their systems.

To remain competitive in acquiring rights to sports programming, our sports networks attempt to secure long-term rights agreements with teams, leagues, athletic conferences and other sports program suppliers.  Our sports networks, however, are not always successful in doing so, and we cannot be assured that our strategy will enable our sports networks to offer sports programming of the type and in the quantity or quality necessary for such networks to remain competitive.  In addition, the increasing amount of sports programming available on a national basis, including pursuant to national rights arrangements (e.g., NBA on ABC, ESPN and TNT and NHL on NBC and vice versa), as part of league-controlled sports networks (e.g., NBA TV and NFL Network), and out-of-market packages (e.g., NBA’s League Pass), may have an adverse impact on our competitive position as our sports networks compete for distribution and for viewers.

In the New York market, the two local professional baseball teams have each organized their own cable television networks featuring the games of their teams.  This adversely affects the competitive position of our regional sports programming networks in New York by denying or limiting our access to those games for our own networks and subjecting our networks to competition from these team-owned services.

Competition for Advertising Revenue.  The financial success of our programming businesses also depends in part upon unpredictable and volatile factors beyond our control, such as viewer preferences, the strength of the advertising market, the quality and appeal of the competing programming and the availability of other entertainment activities.  A shift in viewer preferences could cause our programming to decline in popularity, which could cause a decline in advertising revenues and could jeopardize renewal of our contracts with distributors.  A decline in available advertising expenditures by advertisers could also cause a decline in advertising revenues regardless of a change in viewer preferences, especially from increased competition by other programmers providing similar programming.  In addition, our competitors may have more flexible programming arrangements, as well as greater volumes of production, distribution and capital resources, and may be able to react more quickly to shifts in tastes and interests.

Madison Square Garden - Sports and Entertainment Businesses

In addition to the competition faced by Madison Square Garden’s programming networks (as discussed above), Madison Square Garden sports teams’ financial success is dependent on their ability to generate advertising sales, paid attendance, luxury box rentals, and food, beverage and merchandise sales.  To a large extent, the ability of the teams to build excitement among fans, and therefore produce higher revenue streams, depends on the teams’ winning performance, which generates regular season and playoff attendance and luxury box rentals, and which also supports increases in prices charged for tickets, luxury box rentals, and advertising placement.  Each team’s success is dependent on its ability to acquire highly competitive personnel.  The governing bodies of the NBA and the NHL have the power and authority to take certain actions that they deem to be in the best interest of their respective leagues, which may not necessarily be consistent with maximizing the professional sports teams’ results of operations.  The venues owned and/or operated by Madison Square Garden compete with other entertainment venues in the New York metropolitan area.  Competition is affected primarily by the quality of the sports and entertainment offered to consumers and, to a lesser extent, by factors such as price, arena quality and location.

Clearview Cinemas

Clearview Cinemas as a smaller, regional film exhibitor, competes with a number of large theater chains and independent theaters with respect to acquiring licenses to films and attracting patrons.  The principal competitive factors in obtaining films from distributors include licensing terms, seating capacity, location, prestige of the theater chain and of the particular theater, quality of projection and sound equipment and the exhibitor’s ability and willingness to promote the distributor’s films.  Most of our competitors are in a stronger competitive position than Clearview Cinemas based upon these factors.  We believe that the principal competitive factors in attracting film audiences are the availability of marketable films, the location of theaters, theater comfort and environment, projection and sound quality, level of service and ticket price.  The theater exhibition industry also faces competition from other motion picture exhibition delivery systems, such as network, syndicated, pay television, DVD and other home video systems, including the availability of films over the internet.

Regulation

Cable Television

Our cable television systems are subject to extensive federal, state and local regulations.  Our systems are regulated under congressionally imposed uniform national guidelines, first set in the Cable Communications Policy Act of 1984 and amended by the Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996.

The following paragraphs describe the existing legal and regulatory requirements that are most significant to our business today.

Franchising.  Regulatory responsibility for local aspects of the cable business such as franchisee selection, system construction, safety, and customer service remains with state and local officials.  New York, New Jersey and Connecticut laws provide for comprehensive cable regulation, including approval of transfers of our cable franchises and consumer protection legislation.  State and local franchising jurisdiction, however, must be exercised consistently with federal law. Verizon is seeking state legislation in New York that would eliminate the need for, or accelerate, additional local franchises. The Federal Cable Act authorizes states or localities to franchise our cable television systems on a non-exclusive basis but sets limits on their franchising powers.  It sets a ceiling on cities and other communities imposing franchise fees of not more than 5% of our gross revenues from our provision of cable television service.  It prohibits localities from requiring us to carry specific programming services, and protects us in seeking franchise renewals by limiting the factors a locality may consider and requiring a due process hearing before denial of renewal.  Our franchising authorities cannot grant an exclusive cable franchise to us and cannot unreasonably refuse to award an additional franchise to compete with us. The FCC has announced, but not released, a decision that would require municipalities to act more expeditiously on local franchises for competitive providers like Verizon and is intended to limit areas of negotiation that might otherwise slow the franchising process. See “Risk Factors - Pending FCC, Congressional and judicial proceedings may affect our businesses.”

Rate Regulation.  In some of our cable television systems, the rates for our basic service package are subject to regulation by local franchising authorities in accordance with FCC rules.  Local municipalities or state cable television regulators may also regulate the rates we charge for the installation and lease of the equipment used by subscribers to receive the basic service package, including equipment that may also be used to receive other packages of programming, and the installation and monthly use of connections for additional television sets.  However, we are permitted to compute our regulated equipment rates by aggregating our costs of broad categories of equipment at the franchise, system, regional or company level.

Rate regulation is by federal law eliminated if one of our cable systems is subject to “effective competition” from another multichannel video programming distributor.  We have been successful in obtaining from the FCC such an “effective competition” finding in a number of communities in our market and are currently seeking such a finding in other communities.

Must-Carry/Retransmission Consent.  We are required by federal law to carry local broadcast stations (“must-carry”), or, at the option of a local broadcaster, to obtain the broadcaster’s prior consent for retransmission of its signal.  A substantial number of local broadcast stations currently carried by our cable television systems have elected to negotiate for retransmission consent.  Our cable television systems have reached retransmission consent agreements with most broadcast stations they currently carry, but the potential remains for broadcast station carriage to be discontinued if such an agreement is not renewed following its expiration.

Congress has established a “hard” date of February 17, 2009, as the deadline by which broadcasters must relinquish their analog spectrum.  No later than February 18, 2009, they must transmit solely in digital format.  The FCC has ruled that when a broadcaster completes its transition from analog to digital transmission, only its primary digital video stream will be entitled to must-carry.  The FCC has twice found that “dual must carry” rules (requiring cable systems to carry both the analog and digital broadcast signals) would be unconstitutional.  The FCC has also ruled that broadcasters may not demand mandatory carriage for other than the primary digital video programming stream.  The orders rejecting dual must carry and mandatory “multicasting” are currently subject to petitions for reconsideration pending before the FCC.

Ownership Limitations.  Congress has required the FCC to set limits on the number of channels that a cable operator can program with programming services we control, and a national limit on the number of subscribers we can serve.  In 2001, a federal appellate court held unconstitutional the FCC’s rules establishing a 40% limit on the number of channels of one of our cable television systems that can be occupied by programming services in which we have an attributable interest and a national limit of 30% on the number of multichannel video households that we can serve.  The FCC is reviewing its ownership rules in light of that decision.

Set Top Boxes.  The FCC requires cable operators to separate security from non-security functions in digital set-top boxes in order to permit the manufacture and sale of these devices by third parties.  By July 2007, cable operators themselves must cease providing new digital set-top boxes that integrate security functions with the other capabilities provided by these boxes.  The FCC also requires cable operators to allow consumers to connect televisions and other consumer electronics equipment with a slot for a cable security card directly to digital cable systems to enable receipt of one-way digital programming without need for a set-top box. The FCC has granted our request for a limited waiver of the integration ban for our set-top boxes, which rely on a different type of security card for separated security, and has temporarily grandfathered the use of our separate security solution until July 1, 2009.

Network Blackout/Nonduplication.  FCC rules require that we black out certain network and sports programming on imported distant broadcast television signals upon request.  The FCC also requires that we delete syndicated programming carried on distant signals upon the request of any local television/broadcast station holding the exclusive right to broadcast the same program within our local television market.

PEG and Leased Access.  Localities may require free access to public, educational or governmental channels on our systems.  We must make a limited number of commercial leased access channels available to third parties (including parties with potentially competitive video services) at regulated rates.

Tiering/A La Carte.  Federal law requires us to establish a “basic service” package consisting, at a minimum, of all local broadcast signals that we carry, as well as, if the locality requests, all public, educational and governmental access programming carried by our systems.  All subscribers are required to purchase this tier as a condition of gaining access to any other programming that a cable operator provides.  We are also required to carry leased access programming on the most widely purchased tier.

Federal law does not otherwise dictate the number or nature of programming services carried by a cable operator on each service tier.

Pole Attachments.  The FCC has authority to regulate utility company rates for cable rental of pole and conduit space unless states establish preemptive regulations in this area.  The states in which our cable television systems operate have adopted such regulations.  Utilities must provide cable television systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or rights-of-way controlled by the utility.

The FCC has adopted regulations to govern the charges for pole attachments used by companies providing telecommunications services, including cable operators, and for attachments used by cable operators to provide Internet access services.  The states in which we operate have, to date, adopted the FCC regulations, with minor exceptions, although they remain free to adopt other pole attachment rules.

Telemarketing.  The FCC and the Federal Trade Commission have adopted rules limiting the telemarketing practices of cable operators.

Privacy.  Our collection and disclosure of subscribers’ personal information is subject to a variety of Federal and state privacy requirements, including those imposed specifically on cable operators by the Communications Act.

Other FCC Regulation.  The FCC regulates us in such areas as technical standards, and emergency alerts.  We also are prohibited by the Communications Act from transmitting obscene programming over our cable systems.  The FCC is also tasked by Congress to promote compatibility between cable television systems and other consumer electronic equipment.  The FCC is currently reviewing proposed standards for compatibility of digital equipment.

The FCC also imposes restrictions on our origination cablecasting channels and imposes rules governing political broadcasts; ownership and control of cable home wiring in single family residences and multiple dwelling units; closed captioning on networks we carry; and limitations on advertising contained in children’s programming that we carry.

The FCC requires us to pay annual “regulatory fees” for its services that we may pass on to subscribers.  Other fees are assessed for the FCC licenses we hold for business radio, cable television relay systems and earth stations.  These fees may not be collected from our subscribers.

Federal Copyright Regulation.  We are required to pay copyright royalty fees to receive a statutory compulsory license to carry broadcast television signals.  The U.S. Copyright Office has increased our royalty fees from time to time and has, at times, recommended to Congress changes in the statutory compulsory licenses for cable television carriage of broadcast signals.  Such changes, if made, could adversely affect the ability of our cable television systems to obtain such programming, and could increase the cost of such programming.

High-Speed Internet

In March 2002, the FCC determined that broadband Internet access services like Optimum Online should be classified as “information services” for regulatory purposes, and the Supreme Court upheld that determination.  The FCC has traditionally subjected information services to a lesser degree of regulation than “telecommunications services,” which are offered to the public for a fee on a common carrier basis.  The FCC has asked whether it should nonetheless require cable operators to provide transmission capacity to unaffiliated Internet service providers.  The outcome of the FCC’s proceeding could affect the regulatory obligations imposed on Optimum Online, and the extent to which states and local authorities may regulate it or assess fees upon revenues generated by it.  The FCC has adopted principles, but not rules, that similarly state that consumers are entitled to access all lawful Internet content using their broadband connections.

Currently, the Communications Act’s limitations on our collection and disclosure of cable subscribers’ personal information also apply with respect to broadband Internet access service provided by cable operators.  Broadband Internet access service is also subject to other federal and state privacy laws applicable to electronic communications.  Additionally, the FCC has ruled that providers of broadband Internet access services like Optimum Online must comply with the FCC’s regulations implementing the Communications Assistance for Law Enforcement Act (“CALEA”), which requires providers to make their services and facilities accessible for law enforcement intercept requests.   The compliance deadline for these providers is May 14, 2007.  Various other federal and state laws apply to providers of services that are accessible through Optimum Online, including copyright laws, prohibitions on obscenity, and a ban on unsolicited commercial e-mail.  Online content provided by Cablevision is also subject to these laws.

VoIP

The FCC, Congress, and several state commissions are examining issues surrounding the provision of VoIP services like Optimum Voice.  In February 2004, the FCC initiated a generic rulemaking proceeding concerning the legal and regulatory implications of IP-based services, including VoIP services.  In November 2004, the FCC determined that VoIP services with certain characteristics, including cable-provided VoIP services, are interstate services subject to federal rather than state jurisdiction.  The FCC’s determination has been appealed to a federal court of appeals.  Although the FCC has not concluded its generic rulemaking proceeding, it has applied some regulations to VoIP service providers like Optimum Voice that have certain characteristics (these services are known as “interconnected VoIP services”).  There are several other proceedings pending in which the FCC is reviewing the application of additional regulations to VoIP services.  The outcome of the FCC’s generic proceeding or other pending proceedings could affect the regulatory obligations imposed on Optimum Voice.

Emergency 911 Services.  In June 2005, the FCC determined that interconnected VoIP services are required to provide enhanced 911 emergency services to their customers and must obtain affirmative acknowledgements that their customers understand the potential limitations of emergency 911 services offered in connection with interconnected VoIP services.  The FCC ruled that interconnected VoIP service providers were not permitted to further market their services unless they could provide 911 services and obtain all necessary acknowledgements from existing and new customers.

CALEA.  In May 2006, the FCC determined that interconnected VoIP service providers must comply with CALEA.  Interconnected VoIP service providers like Optimum Voice are required to be compliant by May 14, 2007.

Universal Service.  The FCC decided in June 2006 that interconnected VoIP services such as Optimum Voice should be required to contribute to the universal service fund on an interim basis.  The amount of universal service contribution for interconnected VoIP service providers is based on a percentage of revenues earned from end user interstate services.  The FCC developed three alternatives under which an interconnected VoIP service provider may elect to calculate its universal service contribution: (1) an interim safe harbor that assumes 64.9% of the provider’s end user revenues are interstate; (2) a traffic study, which has been pre-approved by the FCC, to determine an allocation for interstate end user revenues; or (3) actual interstate and international end user revenues.  If an interconnected VoIP service provider calculates its universal service contributions based on its actual percentage of interstate calls, the interstate classification of the service might no longer apply, in which case the interconnected VoIP service provider could be subject to regulation by each state in which it operates as well as federal regulation.

Other Services

Cablevision provides other services and features over its cable system, such as games and interactive advertising, that may be subject to a range of federal, state, and local laws such as privacy and consumer protection regulations.  Cablevision also maintains various websites that provide information and content regarding its businesses and offer merchandise for sale.  The operation of these websites is also subject to a similar range of requirements.

Telecommunications Services

The Telecommunications Act of 1996 was enacted to remove barriers to entry in the local telephone market that continues to be monopolized by the Bell Operating Companies (“BOCs”) and other ILECs by preempting state and local laws that restrict competition and by requiring ILECs to provide competitors, such as cable operators and long distance companies, with nondiscriminatory access and interconnection to the BOC and ILEC networks and access to certain portions of their communications networks (known as network elements) at cost-based rates.  The 1996 Telecommunications Act entitles our Lightpath subsidiary to certain rights, but as a telecommunications carrier, it also subjects Lightpath to regulation by the FCC and the states.  Lightpath’s designation as a telecommunications carrier also results in other regulations that may affect Lightpath and the services it offers.

Interconnection and Intercarrier Compensation.  The 1996 Telecommunications Act requires Lightpath to interconnect directly or indirectly with other telecommunications carriers.  In some cases, interconnecting carriers must compensate each other for the transport and termination of calls on their network (i.e., intercarrier compensation).  Accordingly, Lightpath is entitled, in some cases, to compensation from carriers when it terminates their originating calls on its network and in other cases is required to compensate another carrier for utilizing that carrier’s network to terminate traffic.  The FCC has adopted limits on the amounts of compensation that may be charged for certain types of traffic.

Universal Service.  Lightpath is required to contribute to federal and state universal service funds.  Currently, the FCC assesses Lightpath for payments and other subsidies on the basis of a percentage of interstate revenue it receives from certain customers.  The FCC has placed limits on the mark-up carriers may place on the universal service line items on their customer bills.  States may also assess such payments and subsidies for state universal service programs.

Other Federal Regulation.  Lightpath is also subject to other FCC requirements in connection with the interstate long distance services it provides, including the payment of fees to fund the Telecommunication Relay Services fund, local number portability administration, the North American Numbering Plan, and the payment of regulatory fees to support the FCC.

CPNI  and Marketing Restrictions.  Lightpath is required to comply with the FCC’s rules restricting use of customer proprietary network information (“CPNI”), which includes obtaining permission in certain cases prior to utilizing a customer’s information to market service.  Lightpath’s communications with its customers are subject to FCC, Federal Trade Commission, and state regulations on telemarketing, the sending of commercial e-mail messages, and the sending of commercial fax messages.

State Regulation.  Lightpath is also subject to regulation by the state commissions in each state in which it provides service.  In order to provide service, Lightpath must seek approval from each such state commission and may at times require local approval to construct facilities.  Lightpath is currently authorized and provides service in New York, Connecticut, and New Jersey.  Lightpath’s regulatory obligations vary from state to state and include some or all of the following requirements: filing tariffs (rates, terms and conditions); filing operational, financial, and customer service reports; seeking approval to transfer the assets or capital stock of the telephone company; seeking approval to issue stocks, bonds, and other forms of indebtedness of the telephone company; reporting customer service and quality of service requirements; making contributions to state universal service support programs; geographic build-out; and other matters relating to competition.

Programming and Entertainment

Cable television programming networks, such as those owned by Rainbow Media Holdings, are regulated by the FCC in certain respects if they are affiliated with a cable television system operator like Cablevision.  Other FCC regulations, although imposed on cable television operators and satellite operators, affect programming networks indirectly.

Closed Captioning and Advertising Restrictions on Children’s Programming.  Certain of Rainbow Media Holdings’ networks must provide closed-captioning of programming for the hearing impaired, and its programming and Internet websites intended primarily for children 12 years of age and under must comply with certain limits on advertising.

Indecency and Obscenity Restrictions.  Cable operators and other distributors are prohibited from transmitting obscene programming, and our affiliation agreements generally require us to refrain from including such programming on our networks.

Program Access.  The “program access” provisions of the Federal Cable Act generally require us to make Rainbow Media Holdings’ satellite-delivered video programming available to competing multichannel video programming providers, such as DBS providers and telephone companies on nondiscriminatory prices, terms and conditions, subject to certain exceptions specified in the statute and the FCC’s rules.  Rainbow Media Holdings cannot have exclusive contracts with cable operators for these services.  The program-access rules do not generally cover terrestrially-delivered programming created by cable-system affiliated programmers such as Rainbow Media Holdings.

Effect of “Must-Carry” Requirements.  The FCC’s implementation of the statutory “must-carry” obligations requires cable and DBS operators to give broadcasters preferential access to channel space.  This reduces the amount of channel space that is available for carriage of Rainbow Media Holdings’ networks by cable television systems and DBS operators.

Satellite Carriage.  All satellite carriers must under federal law offer their service to deliver Rainbow Media Holdings and its competitor programming networks on a nondiscriminatory basis (including by means of a lottery).  A satellite carrier cannot unreasonably discriminate against any customer in its charges or conditions of carriage.  Numerous competing satellite services today provide transponders that Rainbow Media Holdings could use to deliver its programming networks.

MVDDS

An indirect subsidiary of Rainbow Media Holdings owns a 90% interest in an entity that holds MVDDS licenses in 45 metropolitan areas including New York, Miami, Los Angeles, and Cleveland.  These licenses are for a 10 year term, with a renewal expectancy based on a showing of “substantial service” within each of these market areas at the end of 5 and 10 years into the license period.  The FCC’s rules prohibit the Company from holding more than a 20% interest in the MVDDS license in the New York market because of common ownership with the Company’s cable systems there. Absent a waiver of this restriction by the FCC, the Company would need to divest all or a sufficient portion of its investment in the New York City MVDDS license to comply with the restriction.  On October 18, 2006, the FCC granted a one-year extension, until October 18, 2007, for the Company to come into compliance with the FCC’s ownership restrictions. We cannot provide any assurance that the FCC would grant a further waiver necessary for the Company to retain its interest in the New York license.

Employees and Labor Relations

As of December 31, 2006, we had 13,938 full-time, 2,280 part-time and 5,857 temporary employees of which 508, 1,214 and 3,476, respectively, were covered under collective bargaining agreements.  We believe that our relations with employees are satisfactory.

Our Internet address is www.cablevision.com and the investor relations section of our web site is located at http://www.cablevision.com/index.jhtml?pageType=investor. We make available free of charge, on or through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission.

Item 1A.                   Risk Factors

Government investigations and litigation relating to stock option matters are pending, the scope and outcome of which could have a negative impact on the price of our securities and our business.

On August 8, 2006 the Company disclosed that, based on a voluntary review of past practices in connection with grants of stock options and stock appreciation rights (“SARs”), we had determined that the grant date and exercise price assigned to a number of our stock option and SAR grants during the 1997-2002 period did not correspond to the actual grant date and the closing price of our common stock on the actual grant date.  In such cases, the date assigned to the grant corresponded to the date of a unanimous written consent executed by the members of the compensation committee of the Company’s Board of Directors, but the date of that consent did not correspond to the actual date of the grant.  In nearly all such cases, the stock price on the assigned date was lower, sometimes substantially lower, than the price on the date the award was actually granted.  At all relevant times, the Company’s stock plan required that the exercise price of options be not less than the fair market value per share of the Company’s common stock on the date of grant.  In addition, two awards of options and one option modification were also incorrectly accounted for as having been granted to employees or modified for employees.  One of these two awards was to the Company’s former compensation consultant (which was subsequently cancelled in 2003) and the other award related to an executive officer whose death occurred after the stated grant date of the award and before the actual grant date.  As a result, the Company restated its consolidated financial statements for 1997 through March 31, 2006 as reported in its amended 2005 Form 10-K and its amended March 31, 2006 Form 10-Q filed with the SEC on September 21, 2006.  In addition, the Company notified the Internal Revenue Service of the stock option review and provided the IRS an adjustment to reduce the Company’s net operating loss carry forward by $86.2 million for all tax years through December 31, 2004 and in connection with the Company’s filing of its 2005 tax return, the net operating loss was further reduced by $2.2 million.  We have advised the SEC and the U.S. Attorney’s Office for the Eastern District of New York of these matters and each has commenced an investigation.  We received a grand jury subpoena from the U.S. Attorney’s Office for the Eastern District of New York seeking documents related to the stock options issues.  We received a document request from the SEC relating to its informal investigation into these matters.   We are cooperating fully with such investigations and intend to continue to do so.  In addition, purported derivative lawsuits (including one purported combined derivative and class action lawsuit) relating to our past stock option and SAR grants have been filed.  On October 27, 2006, the Board of Directors established a special litigation committee of the Board, consisting of two newly appointed directors.  The special litigation committee was given responsibility to review and analyze the facts and circumstances surrounding claims that have been raised in the options litigation in which the Company has been named as a nominal defendant, and which purport to have been brought derivatively on behalf of the Company.  The special litigation committee has full and sole authority to consider and determine whether or not prosecution of such claims is in the best interests of the Company and its shareholders, and what actions the Company should take with respect to the cases. We are unable to predict the outcome of these government investigations and lawsuits but such matters will result in substantial legal and other defense costs, have occupied and will continue to occupy the time and attention of our management team and could have a material adverse impact on us and our stock price, including increased stock price volatility, and could negatively impact our business and our ability to raise additional funds in the future.

We have substantial indebtedness and we are highly leveraged, which reduces our capability to withstand adverse developments or business conditions.

We have incurred substantial amounts of indebtedness to finance operations, to upgrade our cable plant and acquire other cable television systems, programming networks, sources of programming and other businesses.  We also have incurred indebtedness in order to offer our new services to our current and potential customers.  We have also incurred substantial debt to pursue activities outside our core businesses such as our acquisitions of the Wiz, Clearview Cinemas and our development of Rainbow DBS.  In 2006, CSC Holdings incurred $3.5 billion of debt, approximately $3.0 billion of which was distributed to Cablevision to fund a $10 per share dividend on its common stock and approximately $414 million of which was used to repay existing indebtedness, including interest, fees and expenses.  We may continue to incur substantial amounts of debt in the future.  At December 31, 2006, our total indebtedness aggregated approximately $12.5 billion.  Because of our substantial indebtedness, we are highly leveraged and we will continue to be highly leveraged.  This means that our payments on our borrowings are significant in relation to our revenues and cash flow.  This leverage exposes us to significant risk in the event of downturns in our businesses (whether through competitive pressures or otherwise), in our industries or in the economy generally, because although our cash flows would decrease in this scenario, our required payments in respect of indebtedness will not.

Our financial statements reflect substantial losses from continuing operations and a significant stockholders’ deficiency, and we expect that our net losses, absent one-time gains, may continue and remain substantial for the foreseeable future, which may reduce our ability to raise needed capital.

We reported losses from continuing operations of $133.0 million, $127.5 million and $486.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. Our losses from continuing operations primarily reflect our high interest expense, our preferred stock dividends (through May 2004) and depreciation and amortization charges, which may continue to be significant.  Our continuing losses may limit our ability to raise needed financing, or to do so on favorable terms, as those losses are taken into account by the organizations that issue investment ratings on our indebtedness.

A lowering or withdrawal of the ratings assigned to our debt securities by ratings agencies may further increase our future borrowing costs and reduce our access to capital.

Our debt ratings are below the “investment grade” category, which results in higher borrowing costs as well as a reduced pool of potential purchasers of our debt as some investors will not purchase debt securities that are not rated in an investment grade rating category.  In addition, there can be no assurance that any rating assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency, if in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant.  A lowering or withdrawal of a rating may further increase our future borrowing costs and reduce our access to capital.  All of Cablevision’s, CSC Holdings’ and RNS’ ratings were placed on creditwatch with negative implications and review for downgrade by both Standard & Poor’s and Moody’s twice during 2006 as a result of the stock option review and subsequent non-compliance with the financial reporting and other information delivery requirements under the Company’s debt instruments and also following the announcement of the Dolan Family Group proposal.  While neither occurrence resulted in any downgrades to our ratings and we are no longer on creditwatch, there can be no assurance that this will not occur again.

Our financial performance may be harmed by the significant and credible risks of competition in our cable television, high-speed data and voice businesses.

Competition in our various business segments could adversely affect our business and financial results and our ability to service our debt.  Our cable systems compete with a variety of video programming distribution systems, including broadcast television stations, direct broadcast satellite systems, incumbent telephone companies, multichannel multipoint distribution services, satellite master antenna television systems, private home dish earth stations, and OVS operators like RCN.  We face intense competition from incumbent telephone companies such as Verizon and AT&T, which have recently begun to offer video programming in addition to their voice and high-speed Internet access services, evidencing their commitment to compete across all of the Company’s telecommunications products.  Their competitive position has been improved by recent operational, regulatory and legislative advances that they have made.  Verizon and AT&T are constructing fiber-based systems designed to provide video programming as well as voice and data services to residential customers in our service area.  The attractive demographics of the Company’s service territory make this region a desirable location for investment in video distribution technologies by these companies.  This intense competition could lead to pressure upon our pricing of telecommunications services, our ability to add or retain customers and our ability to expand services purchased by our customers.  Cable systems also compete with the entities that make videotaped movies and programs available for home rental or sale.  Actual or potential video competition to cable systems is also possible from the delivery of video programming over the Internet directly to subscribers, and wireless technologies, including LMDS and MVDDS.

Our high-speed data offering to consumers faces intense competition from other providers of high-speed Internet access including services offered by local telephone providers such as Verizon and AT&T.  These lines may also be used to offer video programming in competition with our cable systems.  In addition, DBS providers have tested the use of certain spectrum to offer satellite-based high-speed data services and are offering broadband data services via partnerships and marketing arrangements with other providers such as Verizon, AT&T and Earthlink.  The FCC has allocated spectrum for use by licensed and unlicensed providers of wireless broadband service, including LMDS, MVDDS, and WiMax, which, if offered within Cablevision’s service area, could compete with our high-speed data offering.

Our voice service offerings to consumers face intense competition from other providers of voice services, including local exchange carriers such as Verizon and AT&T and other competitive providers of voice services, as well as VoIP providers like Vonage.

Our ability to meet our obligations under our indebtedness may be restricted by limitations on our subsidiaries’ ability to send us funds.

Our principal subsidiaries include various entities that own cable television systems or own interests in programming networks.  Our ability to pay interest on and repay principal of our outstanding indebtedness is dependent primarily upon the operations of our subsidiaries and the distributions or other payments of the cash they generate to us in the form of dividends, loans or advances.  Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on our public indebtedness or to make any funds available to us to do so.  RNS is a party to a credit agreement and indentures that contain various financial and operating covenants that restrict the payment of dividends or other distributions.  In addition, our subsidiaries’ creditors, including trade creditors, in the event of a liquidation or reorganization of any subsidiary, would be entitled to a claim on the assets of such subsidiaries, including any assets transferred to those subsidiaries, prior to any of our claims as a stockholder.  Creditors of our subsidiaries are likely to be paid in full before any distribution is made to us.  To the extent that we are a creditor of a subsidiary, our claims would be subordinated to any security interest in the assets of that subsidiary and/or any indebtedness of that subsidiary senior to that held by us.

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

Our business is very capital intensive.  Operating and maintaining our cable television plant requires significant amounts of cash payments to third parties.  Capital expenditures for our businesses were $886.3 million $769.3 million, and $697.5 million in 2006, 2005 and 2004, respectively, and primarily include payments for consumer premises equipment, such as new digital video cable boxes and modems, as well as infrastructure and maintenance expenditures on our cable and Lightpath telecommunications network, in addition to the capital requirements of our other businesses.  We expect these capital expenditures to continue to be significant over the next several years, as we continue to market our video, high-speed data and voice services to our customers.  Some of our subsidiaries have substantial future capital commitments in the form of long-term contracts that require substantial payments over a long period of time.  For example, rights agreements with sports teams under which their games are carried on the networks of certain of our programming subsidiaries almost always involve multi-year contracts that are difficult and expensive to terminate.  In addition, if we fail to spend the requisite amounts under our affiliation agreement with EchoStar, up to a maximum of $500 million during the 2005-2010 period in our VOOM HD Networks programming business, EchoStar may terminate the affiliation agreement.  We also face the need to renovate our Madison Square Garden Arena in the next several years or pursue a relocation alternative either of which would require significant funding.  We will not be able to generate sufficient cash internally to both meet these obligations and repay our indebtedness at maturity.  In that regard, we also have maturing debt obligations (excluding collateralized indebtedness) of approximately $3.0 billion over the 2007-2009 period.  Accordingly, we will have to do one or more of the following:

•                  refinance existing obligations to extend maturities,

•                  raise additional capital, through debt or equity issuances or both,

•                  cancel or scale back current and future spending programs, or

•                  sell assets or interests in one or more of our businesses.

However, you should not assume that we will be able to refinance existing obligations or raise any required additional capital or to do so on favorable terms.  If we are unable to pursue our current and future spending programs, we may be forced to cancel or scale back those programs.  Our choice of which spending programs to cancel or reduce may be limited.  Failure to successfully pursue our capital expenditure and other spending plans could materially and adversely affect our ability to compete effectively.

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

Programming costs paid by our cable television systems are one of our largest categories of expenses.  These costs have increased rapidly and are expected to continue to increase, particularly with respect to costs for sports programming.  We may not be able to pass programming cost increases on to our subscribers due to the increasingly competitive environment.  If we are unable to pass these increased programming costs on to our subscribers, our operating results would be adversely affected.

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

At December 31, 2006, we reported $9.8 billion of consolidated total assets, of which $2.5 billion were intangible.  Intangible assets include franchises from city and county governments to operate cable television systems, affiliation agreements, and amounts representing the cost of some acquired assets and businesses in excess of their identifiable tangible and intangible assets.  While we believe that the carrying value of our intangible assets are recoverable, you should not assume that we would receive any cash from the voluntary or involuntary sale of these intangible assets, particularly if we were not continuing as an operating business.  We urge you to read carefully our consolidated financial statements contained herein, which provide more detailed information about these intangible assets.

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

As of February 22, 2007, the Dolan family, including trusts for the benefit of members of the Dolan family, collectively owned all of Cablevision’s Class B common stock, less than 3% of Cablevision’s Class A common stock and approximately 74% of the total voting power of all the outstanding Cablevision common stock.  Of this amount, our Chairman, Charles F. Dolan, owned approximately 41% of Cablevision’s Class B common stock, less than 1% of Cablevision’s Class A common stock and approximately 30% of the total voting power of all the outstanding Cablevision common stock.  The members of the Dolan family holding Class B common stock have executed a voting agreement that has the effect of causing the voting power of the Class B stockholders to be cast as a block with respect to the election of the directors elected by the Class B stockholders and any change of control transaction.  The Dolan family is able to prevent a change in control of Cablevision and no person interested in acquiring Cablevision will be able to do so without obtaining the consent of the Dolan family.  On June 19, 2005, Cablevision received a proposal from the Dolan Family Group to acquire the outstanding, publicly-held interests in Cablevision following a pro-rata distribution to all Cablevision stockholders of Rainbow Media Holdings.  On October 24, 2005, Cablevision received a letter from the Dolan Family Group withdrawing the June 19, 2005 proposal.  In that letter, the Dolan Family Group also recommended that Cablevision’s Board of Directors consider the declaration of a $3 billion one-time, special dividend payable pro rata to all shareholders.  The dividend was paid on April 24, 2006 to holders of Cablevision NY Group Class A common stock and Cablevision NY Group Class B common stock.  On October 8, 2006, Cablevision received a proposal from the Dolan family to acquire all of the outstanding publicly-held interests in Cablevision, and the proposal was revised by the Dolan family on January 12, 2007.  The Special Transaction Committee of Cablevision’s Board of Directors rejected the revised proposal as inadequate on January 16, 2007.  The revised proposal expired on January 17, 2007.  This proposed transaction would have resulted in the incurrence by CSC Holdings of very substantial additional indebtedness.   In both of their proposals, the Dolan family stated that they were only interested in pursuing their proposed transaction and would not sell their stake in Cablevision.  There can be no assurances that the Dolan family will not propose, undertake or consummate a similar transaction in the future.

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

Changes in Franchising Requirements.  In 2006, Congress considered but did not enact legislation that, for the telephone companies and other wireline video competitors, would relax or eliminate some or all of the local franchising requirements applicable to existing cable operators.  New Jersey enacted state franchise legislation in August 2006, but included a provision enabling existing operators to elect regulation under the new franchising scheme.  Several other states, including New York and Connecticut, are considering or have considered similar legislation.  In June 2006, the Connecticut Department of Public Utility Control issued a decision concluding that AT&T did not need to obtain a cable franchise or comply with other cable regulatory requirements before offering its video services throughout Connecticut.  The cable industry is currently challenging this decision in court.

In December 2006, the FCC adopted an order imposing a 90-day deadline on local franchising authority consideration of franchise applications from new video entrants, such as local telephone companies, that have pre-existing authority to occupy public rights-of-way authority.  The FCC also preempted local franchising laws, regulations and requirements regarding such matters as fees, the provision of “institutional networks,” and system deployment, as applied to new entrants.  The FCC issued a Further Notice of Proposed Rulemaking seeking comment on whether these limitations should also apply with respect to incumbent cable operators, but tentatively concluded that they should not be applied to incumbent operators until their existing franchises are renewed.

Access Obligations and “Net Neutrality.”  Some parties have proposed federal, state and local requirements that would force cable systems to provide access to third-party Internet service providers in addition to services the cable system itself provides, such as our Optimum Online cable modem service.  In 2002, the FCC asked whether it should nonetheless require cable operators to provide transmission capacity to unaffiliated Internet service providers.  The outcome of the FCC’s proceeding could affect the regulatory obligations imposed on Optimum Online, and the extent to which states and local authorities may regulate it or assess fees upon revenues generated by it.  Relatedly, some members of Congress have suggested that cable operators and other broadband service providers should be subject to a “net neutrality” requirement barring them from “interfering” with subscriber access to Internet content or from reaching agreement with certain content providers for preferential access.  The FCC has adopted principles, but not rules, that state that consumers are entitled to access all lawful Internet content using their broadband connections.  We cannot predict whether the pending bills will become law or whether the FCC will adopt binding rules embodying these principles.

Must-Carry/Retransmission Consent.  We are required by federal law to carry all local broadcast stations (“must-carry”), or, at the option of a local broadcaster, to obtain the broadcaster’s prior consent for retransmission of its signal (“retransmission consent”).  When a broadcaster completes its transition from analog to digital transmission in February 2009, only its primary digital video stream will be entitled to must-carry.  The FCC has twice found that “dual must carry” rules (requiring cable systems to carry both the analog and digital broadcast signals) would be unconstitutional.  The FCC has also ruled that broadcasters may not demand mandatory carriage for other than the primary digital video programming stream.  The orders rejecting dual must carry and mandatory “multicasting” are currently subject to petitions for reconsideration pending for the FCC.  We cannot predict how the FCC will rule on those petitions or whether Congress will enact legislation modifying the FCC’s orders.

In the wake of publicized disputes between several cable operators and broadcasters, several members of Congress have expressed concern that that current retransmission consent requirements and practices have had a negative effect on consumers, and stated that it is time for Congress to reexamine those requirements.  Other members of Congress have suggested that binding arbitration may be an appropriate means of resolving such disputes.  We cannot predict whether Congress will enact legislation to modify the retransmission consent scheme, or whether the FCC will modify its current rules governing this scheme.

Tiering/A La Carte.  Some members of Congress have proposed requiring cable operators to offer programming services on an unbundled basis rather than as part of a tier or to provide a greater array of tiers to give subscribers the option of purchasing a more limited number of programming services.  The FCC also has indicated an interest in requiring cable operators to offer programming services in this “a la carte” manner, and in February 2006 released a report finding “substantial benefits” in the a la carte model of delivering video programming.  We cannot predict whether Congress or the FCC might adopt such a requirement, what form it would take, or the effect of such a requirement on our cable television business or Rainbow Media Holdings.

Program Access.  The “program access” provisions of the Federal Cable Act barring providers of satellite-delivered cable-owned video programming from entering into exclusive distribution arrangements with cable operators are set to expire in October 2007.  We cannot predict whether the ban on exclusive arrangements will be extended, or whether Congress will apply all or some of the program access requirements to terrestrially-delivered programming services, or what effect such an extension or other modifications might have on Rainbow Media Holdings or Cablevision.

Indecency and Obscenity Restrictions.  Cable operators and broadcasters are prohibited from transmitting obscene programming, but only broadcasters currently are subject to restrictions on the transmission of indecent material.  They may not transmit indecent programming when there is a reasonable risk of children in the audience (6 a.m. to 10 p.m.).  Some Members of Congress have proposed expanding the prohibitions on indecent programming to include cable and satellite programs, and to prohibit violent programming, notwithstanding the availability of program blocking devices provided by cable and DBS operators.  Penalties for violations of this restriction can be severe.  We cannot predict the likelihood that such restrictions on cable programming can or will be imposed or the effect such restrictions would have on our cable television and cable programming businesses.  Some members of Congress and the Chairman of the Federal Communications Commission have suggested that indecency restrictions for cable might be unnecessary if cable operators were to offer a separate tier of “family” programming or to offer programming services for purchase on an individual, “a la carte”, basis.  We cannot predict whether the FCC or Congress would mandate such a tier or offering, or the effect of either such requirement on our cable television and cable programming businesses.

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

Ownership Limitations.  Congress has required the FCC to set a national limit on the number of subscribers a cable company can serve, and a limit  (the “channel occupancy” limit) on the number of channels that a cable operator can program on any given cable system with programming services controlled by that operator.  In 2001, a federal appellate court invalidated the 30% national multichannel subscriber limit and the 40% channel occupancy limit that the FCC had imposed pursuant to this requirement.  The FCC is reviewing the ownership rules in light of that decision.  We cannot predict at this time how the FCC will rule on these matters.

Internet Access Service Consumer Protection.  The FCC is reviewing whether it should develop consumer protection requirements for all providers of broadband Internet access services like Optimum Online.  Congress also is considering proposals that would require all broadband Internet access service providers to comply with various rules, such as customer privacy, consumer service standards, and access for persons with disabilities.  We cannot predict what, if any, additional regulations will be imposed on Optimum Online.

VoIP.  Our rollout of Optimum Voice, a VoIP service that is offered via our cable modem service as an add-on to our Optimum Online service, could also be affected by additional FCC decisions regulating VoIP, state attempts to regulate VoIP, and Congressional action.  We cannot predict what, if any, statutory or regulatory obligations will be imposed on VoIP services like Optimum Voice, including the application of various indirect taxes, and what, if any, role state and local authorities will have in regulating these services.

Universal Service.  Lightpath and Optimum Voice are required to contribute to the federal universal service fund.  Rather than use the current revenue-based approach, the FCC is considering assessing  universal service contributions based on a flat-fee charge, such as a per-line or per-number charge.  The FCC also is considering whether to apply universal service requirements to interconnected VoIP service providers on a permanent basis, and how contributions should be assessed in the future.  States may also assess such payments and subsidies on Lightpath for state universal service programs, and some states are looking at whether VoIP services like Optimum Voice should be subject to state universal service contribution requirements.  We cannot predict how the FCC and states may rule on these matters.  Any changes to the assessment and recovery rules for universal service may affect Lightpath’s and Optimum Voice’s financial results.

Intercarrier Compensation.  The FCC is currently reviewing whether to adopt a new regime to govern intercarrier compensation, including the adoption of unified compensation rates.  In addition, proceedings have been initiated to determine what intercarrier compensation charges should apply to the termination of VoIP traffic.  We cannot predict how the FCC might rule on these matters.  Any changes to the current intercarrier compensation regime may affect Lightpath’s and Optimum Voice’s revenues.

CPNI.  The FCC is considering revising its CPNI rules to place additional restrictions on storage and use of CPNI.  The revised rules may also extend the CPNI rules to VoIP services like Optimum Voice.  Lightpath and Optimum Voice (if applicable) will be expected to comply with any future changes in CPNI regulations.

Our current franchises are non-exclusive and our franchisors need not renew our franchises.

Our cable television systems are operated primarily under non-exclusive franchise agreements with state or municipal government franchising authorities, in some cases with the approval of state cable television authorities.  Consequently, our business is dependent on our ability to obtain and renew our franchises.  Although we have never lost a franchise as a result of a failure to obtain a renewal, our franchises are subject to non-renewal or termination under some circumstances.  In some cases, franchises have not been renewed at expiration, and we operate under temporary authority from the state while negotiating renewal terms with the franchise authorities.  As of December 31, 2006, one of our ten largest franchises is expired and we are currently operating in this area under temporary authority.  Approximately 58,000 of the Company’s basic video customers are in this franchise area.

Item 1B.  Unresolved Staff Comments

None.

Item 2.                    Properties

We own our headquarters building located in Bethpage, New York with approximately 558,000 square feet of space, and certain other real estate where our earth stations, headend equipment and microwave receiving antennae are located primarily in New York, New Jersey and Connecticut, aggregating approximately 662,000 square feet of space.  Through Madison Square Garden, we also own the Madison Square Garden Arena (with a maximum capacity of approximately 21,000 seats) and theater complex (approximately 5,600 seats) in New York City comprising approximately 985,600 square feet and a training center in Greenburgh, New York with approximately 105,000 square feet of space.  We generally own all assets (other than real property) related to our cable television operations, including our program production equipment, headend equipment (towers, antennae, electronic equipment and satellite earth stations), cable system plant (distribution equipment, amplifiers, subscriber drops and hardware), converters, test equipment, tools and maintenance equipment.  We also generally own our service and other vehicles.

We lease real estate where certain of our business offices, earth stations, transponders, microwave towers, warehouses, headend equipment, hub sites, program production studios, access studios and microwave receiving antennae are located, aggregating approximately 2,024,000 square feet of space primarily in New York, New Jersey and Connecticut.  We lease several business offices in Woodbury, New York with an aggregate of approximately 224,000 square feet of space and business offices in Jericho, New York with approximately 621,000 square feet of space.  Of the amounts above, we currently sublease approximately 320,000 square feet of space to third party tenants and approximately 58,000 square feet of space is currently vacant.  Other significant properties that are leased are in New York City and include approximately 145,000 square feet housing Madison Square Garden’s administrative offices, approximately 577,000 square feet comprising Radio City Music Hall (approximately 5,900 seats) and approximately 57,000 square feet comprising the Beacon Theater (approximately 2,900 seats).

Clearview Cinemas leases 42 theaters (21 in New Jersey, 18 in New York, two in Pennsylvania and one in Connecticut) with approximately 37,000 seats and owns an additional nine theaters (five in New York and four in New Jersey) with approximately 6,100 seats.  In addition, Clearview Cinemas manages a 940 seat theater in New York for a third party.

We believe our properties are adequate for our use.

Item 3.                    Legal Proceedings

Refer to Note 18 to Cablevision’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of our legal proceedings.

Item 4.                    Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.                                                             Market for the Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information called for by Item 201(d) of Regulation S-K under Item 5 is hereby incorporated by reference to Cablevision’s definitive proxy statement for its Annual Meeting of Shareholders anticipated to be held in May 2007 or if such definitive proxy statement is not filed with the Commission prior to April 30, 2007, to an amendment to this report on Form 10-K filed under cover of Form 10-K/A.

Cablevision NY Group Class A common stock is traded on the NYSE under the symbol “CVC.”

Price Range of Cablevision NY Group Class A Common Stock

The following tables set forth for the periods indicated the intra-day high and low sales prices per share of the Cablevision NY Group Class A common stock as reported on the NYSE:

	High	Low
Year Ended December 31, 2006:
First Quarter	$27.35	$22.99
Second Quarter	$28.65	$18.00
Third Quarter	$24.52	$20.23
Fourth Quarter	$28.80	$22.57

	High	Low
Year Ended December 31, 2005:
First Quarter	$31.64	$23.54
Second Quarter	$33.86	$25.02
Third Quarter	$32.94	$30.11
Fourth Quarter	$30.75	$22.60

As of February 22, 2007, there were 1,084 holders of record of Cablevision NY Group Class A common stock.

There is no public trading market for the Cablevision NY Group Class B common stock, par value $.01 per share.  As of February 22, 2007, there were 25 holders of record of Cablevision NY Group Class B common stock.

All outstanding shares of common stock of CSC Holdings are held by Cablevision.

Dividends

On April 7, 2006, the Board of Directors of the Company declared a special cash dividend of $10.00 per share on each outstanding share of its Cablevision NY Group Class A common stock and Cablevision NY Group Class B common stock.  The dividend was paid on April 24, 2006 to holders of record at the close of business on April 18, 2006.  The dividend payment on all outstanding shares of Cablevision common stock and certain common stock equivalents amounted to approximately $2.8 billion.  In addition, up to approximately $126.8 million representing $10.00 for each outstanding restricted share and each stock appreciation right and stock option vested as of December 31, 2004, would be payable when, and if, the restrictions lapse on each restricted share and when, and if, such stock appreciation rights and stock options are exercised.

CSC Holdings paid approximately $60.6 million of cash dividends on the Series H and M Preferred Stock in 2004.

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

Recent Sales and Use of Proceeds

None.

Cablevision NY Group Stock Performance Graph

The chart below compares the performance of the Company’s Cablevision NY Group Class A common stock with the performance of the Russell 3000 Index and a Peer Group Index by measuring the changes in Cablevision NY Group Class A common stock prices from December 31, 2001 through December 31, 2006. The chart has been adjusted for the distribution of the Rainbow Media Group Class A tracking stock on March 29, 2001 and subsequent exchange of the Rainbow Media Group Class A tracking stock for shares of Cablevision NY Group Class A common stock on August 20, 2002. As required by the SEC, the values shown assume the reinvestment of all dividends. Because no published index of comparable media companies currently reports values on a dividends-reinvested basis, the Company has created a Peer Group Index for purposes of this graph in accordance with the requirements of the SEC. The Peer Group Index is made up of companies that engage in cable television operations as a significant element of their business, although not all of the companies included in the Peer Group Index participate in all of the lines of business in which the Company is engaged and some of the companies included in the Peer Group Index also engage in lines of business in which the Company does not participate. Additionally, the market capitalizations of many of the companies included in the Peer Group are quite different from that of the Company. The common stocks of the following companies have been included in the Peer Group Index for 2006:  Charter Communications, Inc., Comcast Corporation, Cox Communications, Inc. (through December 8, 2004 after which date Cox Communications was no longer a public company), Insight Communications Inc. (through December 16, 2005 after which date Insight Communications was no longer a public company) and Mediacom Communications Corporation. The chart assumes $100 was invested on December 31, 2001 in each of the Company’s Cablevision NY Group Class A common stock, the Russell 3000 Index and in a Peer Group Index and reflects reinvestment of dividends on a quarterly basis and market capitalization weighting.

FIVE YEAR CUMULATIVE TOTAL STOCKHOLDER RETURN

FOR CABLEVISION NY GROUP,

RUSSELL 3000 INDEX AND PEER GROUP

CABLEVISION NY GROUP	100	35	49	52	49	90
RUSSELL 3000 INDEX	100	77	99	109	114	130
PEER GROUP	100	65	90	91	71	116

Rainbow Media Group Stock Performance Graph

The chart below compares the performance of the Company’s Rainbow Media Group Class A tracking stock with the performance of the Russell 3000 Index and a Peer Group Index by measuring the changes in Rainbow Media Group Class A tracking stock prices for the period from March 30, 2001 (the date Rainbow Media Group Class A tracking stock commenced trading on the New York Stock Exchange) through August 20, 2002, (the date that Rainbow Media Group Class A tracking stock was exchanged for shares of Cablevision NY Group Class A common stock). The Peer Group Index is made up of companies that engage in cable programming operations as a significant element of their business, although not all of the companies included in the Peer Group Index participate in all of the lines of business in which the Company is engaged and some of the companies included in the Peer Group Index also engage in lines of business in which the Company does not participate. Additionally, the market capitalizations of many of the companies included in the Peer Group are quite different from that of the Company. The common stocks of the following companies have been included in the Peer Group Index: Viacom, Inc., Fox Entertainment Group, Inc., Liberty Media Corporation, The E.W. Scripps Company and The Walt Disney Company. The chart assumes $100 was invested on March 30, 2001 in each of the Company’s Rainbow Media Group Class A tracking stock, the Russell 3000 Index and the Peer Group Index and reflects reinvestment of dividends on a quarterly basis and market capitalization weighting.

2001-2002

CUMULATIVE TOTAL STOCKHOLDER RETURN

FOR RAINBOW MEDIA GROUP,

RUSSELL 3000 INDEX AND PEER GROUP

RAINBOW MEDIA GROUP CLASS A TRACKING STOCK	100	99	78	95	95	34	36
RUSSELL 3000 INDEX	100	107	90	101	102	89	84
PEER GROUP	100	114	77	92	97	84	78

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

	Cablevision Systems Corporation
	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per subscriber, per unit and per share data)

Operating Data:
Revenues, net	$5,927,462	$5,172,478	$4,632,537	$4,017,283	$3,664,365
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	2,707,970	2,296,908	2,191,247	1,859,994	1,664,441
Selling, general and administrative	1,480,187	1,291,845	1,184,682	1,093,755	900,593
Other operating income	—	—	(95,758)	(4,758)	—
Restructuring charges (credits)	(3,484)	(537)	(835)	10,725	74,091
Depreciation and amortization (including impairments)	1,128,813	1,083,643	1,138,675	1,042,496	862,671
Operating income	613,976	500,619	214,526	15,071	162,569
Other income (expense):
Interest expense, net	(891,015)	(748,078)	(712,708)	(604,802)	(485,316)
Equity in net income (loss) of affiliates	6,698	3,219	(12,997)	428,753	(41,691)
Gain (loss) on sale of cable assets and programming and affiliate interests, net	—	64,968	2,232	(13,644)	—
Gain (loss) on investments, net	290,052	(138,312)	134,598	235,857	(881,394)
Write—off of deferred financing costs	(14,083)	—	(18,961)	(388)	(6,931)
Gain (loss) on derivative contracts, net	(253,712)	119,180	(165,305)	(208,323)	924,037
Loss on extinguishment of debt	(13,125)	—	(78,571)	—	(17,237)
Minority interests	(8,894)	(5,471)	(50,307)	(116,777)	(201,853)
Miscellaneous, net	2,837	651	63	3,726	(5,644)
Loss from continuing operations before income taxes	(267,266)	(203,224)	(687,430)	(260,527)	(553,460)
Income tax benefit (expense)	134,217	75,691	201,397	(23,534)	77,100
Loss from continuing operations	(133,049)	(127,533)	(486,033)	(284,061)	(476,360)
Income (loss) from discontinued operations, net of taxes	7,446	216,853	(185,476)	(22,351)	572,422
Income (loss) before extraordinary item	(125,603)	89,320	(671,509)	(306,412)	96,062
Extraordinary loss on investment, net of taxes	—	—	(7,436)	—	—
Income (loss) before cumulative effect of a change in accounting principle	(125,603)	89,320	(678,945)	(306,412)	96,062
Cumulative effect of a change in accounting principle, net of taxes	(862)	—	—	—	—
Net income (loss)	$(126,465)	$89,320	$(678,945)	$(306,412)	$96,062

	Cablevision Systems Corporation
	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per subscriber, per unit and per share data)
INCOME (LOSS) PER SHARE:
Basic and diluted net income (loss) per common share
Loss from continuing operations	$(0.47)	$(0.45)	$(1.69)	$(1.00)	$(1.62)

Income (loss) from discontinued operations	$0.03	$0.77	$(0.65)	$(0.08)	$1.95

Extraordinary loss	$—	$—	$(0.03)	$—	$—

Cumulative effect of a change in accounting principle	$—	$—	$—	$—	$—

Net income (loss)	$(0.45)	$0.32	$(2.36)	$(1.07)	$0.33

Basic and diluted weighted average common shares (in thousands)	283,627	281,936	287,085	285,486	293,516

Cash dividends declared and paid per common share	$10.00	$—	$—	$—	$—

	Cablevision Systems Corporation
	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per subscriber, per unit and per share data)
Balance Sheet Data:
Total assets	$9,844,857	$9,851,112	$11,416,982	$11,259,558	$10,605,071
Bank debt	4,992,500	1,851,500	2,489,887	2,357,039	2,085,768
Collateralized indebtedness	921,574	1,170,126	1,553,427	1,617,620	1,234,106
Senior notes and debentures	5,993,956	5,992,760	5,991,564	3,692,699	3,691,772
Subordinated notes and debentures	497,011	746,621	746,231	599,203	599,128
Notes payable	18,843	15,905	150,000	150,000	—
Capital leases	61,458	59,787	71,563	84,856	86,208
Total debt	12,485,342	9,836,699	11,002,672	8,501,417	7,696,982
Minority interests	49,670	55,190	685,877	580,766	626,571
Preferred stock of CSC Holdings	—	—	—	1,624,295	1,544,294
Stockholders’ deficiency	(5,339,253)	(2,493,380)	(2,647,264)	(2,002,890)	(1,737,894)

	Years Ended December 31,
	2006	2005	2004	2003	2002
Statistical Data (Unaudited):
Revenue Generating Units:
Basic Video Customers(1)	3,127,000	3,027,000	2,963,000	2,945,000	2,963,000
iO Digital Video Customers	2,447,000	1,963,000	1,483,000	905,000	217,000
Optimum Online High—Speed Data Customers	2,039,000	1,694,000	1,353,000	1,057,000	770,000
VoIP Customers	1,209,000	731,000	273,000	29,000	—
Residential Telephone Customers	5,000	8,000	9,000	11,000	12,000
Total Revenue Generating Units	8,827,000	7,423,000	6,081,000	4,947,000	3,962,000
Customer Relationships(2)	3,300,000	3,175,000	3,096,000	3,051,000	3,015,000
Homes Passed(3)	4,562,000	4,484,000	4,443,000	4,401,000	4,369,000
Penetration:
Basic Video to Homes Passed	68.5%	67.5%	66.7%	66.9%	67.8%
iO Digital to Basic Penetration	78.2%	64.8%	50.1%	30.8%	7.3%
Optimum Online to Homes Passed	44.7%	37.8%	30.4%	24.0%	17.6%
VoIP to Homes Passed	26.5%	16.3%	6.1%	0.7%	—
Average Monthly Revenue per Basic Video Customer (“RPS”)(4)	$115.30	$100.46	$88.33	$77.49	$66.07

(1)             Basic video subscribers represent each customer account (set up and segregated by customer name and address), weighted equally and counted as one subscriber, regardless of size, revenue generated, or number of boxes, units, or outlets.  In calculating the number of customers, the Company counts all customers other than inactive/disconnected customers.  Free accounts are included in the customer counts along with all active accounts, but they are limited to a prescribed group such as current and retired Company employees, and free status is not granted to regular customers as a promotion.  Such accounts are also not entirely free, as they typically generate revenue through pay-per-view or other services for which they must pay.  The Company counts a bulk commercial customer, such as a hotel, as one customer, and does not count individual room  units at that hotel.  In counting bulk residential customers such as an apartment building, the Company counts each subscribing family unit within the building as one customer, but does not count the master account for the entire building as a customer.

(2)             Number of customers who receive at least one of the Company’s services, including business modem only customers.

(3)             Homes passed represent the estimated number of single residence homes, apartment and condominium units and commercial establishments passed by the cable distribution network in areas serviceable without further extending the transmission lines.

(4)             Average monthly revenue per basic subscriber is calculated by dividing the GAAP revenues for the Telecommunications Services segment, less the revenue attributable to Lightpath for the fourth quarter of each year presented by the average monthly number of basic video subscribers served by the Company’s cable television systems for the same period.  For purposes of this calculation, both revenue and average number of basic video subscribers exclude the Company’s Lightpath operations because Lightpath’s third-party revenues are unrelated to the Company’s cable television system subscribers.

	CSC Holdings, Inc.
	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per subscriber, per unit and per share data)
Operating Data:
Revenues, net	$5,927,462	$5,172,478	$4,632,537	$4,017,283	$3,664,365
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	2,707,970	2,296,908	2,191,247	1,859,994	1,664,441
Selling, general and administrative	1,480,187	1,291,845	1,184,682	1,093,755	900,593
Other operating income	—	—	(95,758)	(4,758)	—
Restructuring charges (credits)	(3,484)	(537)	(835)	10,725	74,091
Depreciation and amortization (including impairments)	1,128,813	1,083,643	1,138,675	1,042,496	862,671
Operating income	613,976	500,619	214,526	15,071	162,569
Other income (expense):
Interest expense, net	(762,189)	(623,669)	(627,660)	(601,012)	(485,316)
Equity in net income (loss) of affiliates	6,698	3,219	(12,997)	428,753	(41,691)
Gain (loss) on sale of cable assets and programming and affiliate interests, net	—	64,968	2,232	(13,644)	—
Gain (loss) on investments, net	290,052	(138,312)	134,598	235,857	(881,394)
Write-off of deferred financing costs	(14,083)	—	(18,961)	(388)	(6,931)
Gain (loss) on derivative contracts, net	(253,712)	119,180	(165,305)	(208,323)	924,037
Loss on extinguishment of debt	(13,125)	—	(78,571)	—	(17,237)
Minority interests	(8,894)	(5,471)	(50,307)	(24,517)	(27,337)
Miscellaneous, net	2,837	828	63	3,726	(5,644)
Loss from continuing operations before income taxes and dividend requirements	(138,440)	(78,638)	(602,382)	(164,477)	(378,944)
Income tax benefit (expense)	81,386	24,698	166,272	(25,126)	77,100
Loss from continuing operations before dividend requirements	(57,054)	(53,940)	(436,110)	(189,603)	(301,844)
Dividend requirements applicable to preferred stock	—	—	—	(92,260)	(174,516)
Loss from continuing operations	(57,054)	(53,940)	(436,110)	(281,863)	(476,360)
Income (loss) from discontinued operations, net of taxes	7,446	216,853	(185,476)	(22,351)	572,422
Income (loss) applicable to common shareholder before extraordinary item	(49,608)	162,913	(621,586)	(304,214)	96,062
Extraordinary loss on investment, net of taxes	—	—	(7,436)	—	—
Income (loss) applicable to common shareholder before cumulative effect of a change in accounting principle	(49,608)	162,913	(629,022)	(304,214)	96,062
Cumulative effect of a change in accounting principle, net of taxes	(862)	—	—	—	—
Net income (loss) applicable to common shareholder	$(50,470)	$162,913	$(629,022)	$(304,214)	$96,062

	CSC Holdings, Inc.
	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per subscriber, per unit and per share data)
Balance Sheet Data:
Total assets	$9,973,228	$9,957,801	$11,390,840	$11,270,880	$10,605,071
Bank debt	4,992,500	1,851,500	2,489,887	2,357,039	2,085,768
Collateralized indebtedness	921,574	1,170,126	1,553,427	1,617,620	1,234,106
Senior notes and debentures	4,493,956	4,492,760	4,491,564	3,692,699	3,691,772
Subordinated notes and debentures	497,011	746,621	746,231	599,203	599,128
Notes payable	18,843	15,905	150,000	150,000	—
Capital leases	61,458	59,787	71,563	84,856	86,208
Total debt	10,985,342	8,336,699	9,502,672	8,501,417	7,696,982
Minority interests	49,670	55,190	685,877	580,766	626,571
Redeemable preferred stock	—	—	—	1,544,294	1,544,294
Exchangeable preferred stock	—	—	—	80,001	—
Stockholder’s deficiency	(3,803,327)	(967,974)	(1,181,509)	(1,993,019)	(1,790,572)

	Years Ended December 31,
	2006	2005	2004	2003	2002
Statistical Data (Unaudited):
Revenue Generating Units :
Basic Video Customers (1)	3,127,000	3,027,000	2,963,000	2,945,000	2,963,000
iO Digital Video Customers	2,447,000	1,963,000	1,483,000	905,000	217,000
Optimum Online High-Speed Data Customers	2,039,000	1,694,000	1,353,000	1,057,000	770,000
VoIP Customers	1,209,000	731,000	273,000	29,000	—
Residential Telephone Customers	5,000	8,000	9,000	11,000	12,000
Total Revenue Generating Units	8,827,000	7,423,000	6,081,000	4,947,000	3,962,000

Customer Relationships (2)	3,300,000	3,175,000	3,096,000	3,051,000	3,015,000

Homes Passed (3)	4,562,000	4,484,000	4,443,000	4,401,000	4,369,000

Penetration:
Basic Video to Homes Passed	68.5%	67.5%	66.7%	66.9%	67.8%
iO Digital to Basic Penetration	78.2%	64.8%	50.1%	30.8%	7.3%
Optimum Online to Homes Passed	44.7%	37.8%	30.4%	24.0%	17.6%
VoIP to Homes Passed	26.5%	16.3%	6.1%	0.7%	—

Average Monthly Revenue per Basic Video Customer (“RPS”) (4)	$115.30	$100.46	$88.33	$77.49	$66.07

(1)                      Basic video subscribers represent each customer account (set up and segregated by customer name and address), weighted equally and counted as one subscriber, regardless of size, revenue generated, or number of boxes, units, or outlets.  In calculating the number of customers, the Company counts all customers other than inactive/disconnected customers.  Free accounts are included in the customer counts along with all active accounts, but they are limited to a prescribed group such as current and retired Company employees, and free status is not granted to regular customers as a promotion.  Such accounts are also not entirely free, as they typically generate revenue through pay-per-view or other services for which they must pay.  The Company counts a bulk commercial customer, such as a hotel, as one customer, and does not count individual room  units at that hotel.  In counting bulk residential customers such as an apartment building, the Company counts each subscribing family unit within the building as one customer, but does not count the master account for the entire building as a customer.

(2)                      Number of customers who receive at least one of the company’s services, including business modem only customers.

(3)                      Homes passed represent the estimated number of single residence homes, apartment and condominium units and commercial establishments passed by the cable distribution network in areas serviceable without further extending the transmission lines.

(4)                      Average monthly revenue per basic subscriber is calculated by dividing the GAAP revenues for the Telecommunications Services segment, less the revenue attributable to Lightpath for the fourth quarter of each year presented by the average monthly number of basic video subscribers served by the Company’s cable television systems for the same period.  For purposes of this calculation, both revenue and average number of basic video subscribers exclude the Company’s Lightpath operations because Lightpath’s third-party revenues are unrelated to the Company’s cable television system subscribers.

Item 7.                                                             Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report contains statements that constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995, including restructuring charges, availability under credit facilities, levels of capital expenditures, sources of funds and funding requirements, among others.  Investors are cautioned that such forward looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward looking statements as a result of various factors.  Factors that may cause such differences to occur include, but are not limited to:

•                  the level of our revenues;

•                  competition from existing competitors (such as direct broadcast satellite providers) and new competitors (such as telephone companies and high-speed wireless providers) entering our franchise areas;

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

•                  the outcome of litigation and other proceedings, including the matters described under “Legal Matters” and “Other Matters” in the notes to our consolidated financial statements;

•                  general economic conditions in the areas in which we operate;

•                  demand for advertising inventory;

•                  our ability to obtain or produce content for our programming businesses;

•                  the level of our capital expenditures;

•                  the level of our expenses;

•                  future acquisitions and dispositions of assets;

•                  the demand for our programming among other cable television and DBS operators and telephone companies and our ability to maintain and renew affiliation agreements with cable television and DBS operators and telephone companies;

•                  market demand for new services;

•                  whether pending uncompleted transactions, if any, are completed on the terms and at the times set forth (if at all);

•                  other risks and uncertainties inherent in the cable television business, the programming and entertainment businesses and our other businesses;

•                  financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate; and

•                  the factors described in our filings with the Securities and Exchange Commission, including under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein.

We disclaim any obligation to update or revise the forward looking statements contained herein, except as otherwise required by applicable federal securities laws.

CABLEVISION SYSTEMS CORPORATION

All dollar amounts, except per subscriber, per unit and  per share data, included in the following discussion under this Item 7 are presented in thousands.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary

Our future performance is dependent, to a large extent, on general economic conditions including capital market conditions, the impact of direct competition, our ability to manage our businesses effectively, and our relative strength and leverage in the marketplace, both with suppliers and customers.

Telecommunications Services

Our Telecommunications Services segment derives revenues principally through monthly charges to subscribers of our video, high-speed data and voice services.  These monthly charges include fees for cable television programming, as well as, in many cases, equipment rental, pay-per-view and video-on-demand, high-speed data and voice services.  Revenue increases are derived from rate increases, increases in the number of subscribers to these services, upgrades by video customers in the level of programming package to which they subscribe, and additional services sold to our existing subscribers.  We also derive revenues from the sale of advertising time available on the programming carried on our cable television systems.  Revenues from advertising vary based upon the number and demographics of our subscribers who view the programming carried on our cable television systems.  Because 59% of our basic video customers are already subscribers to our high-speed data services, our ability to grow our high-speed data services may be limited.  Programming costs are the most significant part of our operating expenses and are expected to increase as a result of digital subscriber growth, additional service offerings and contractual rate increases.

Our cable television video services, which accounted for 46% of our consolidated revenues for the year ended December 31, 2006, face competition from the direct broadcast satellite business and the delivery systems of incumbent telephone companies.  There are two major providers of DBS service in the United States, each with significantly higher numbers of subscribers than we have.  We compete with these DBS competitors by “bundling” our service offerings with products that the DBS companies cannot efficiently provide at this time, such as high-speed data service and voice service carried over the cable distribution plant, as well as by providing interactive and “on demand” services that are currently unavailable to a DBS subscriber, such as video-on-demand.  As discussed in greater detail below, we face intense competition from incumbent telephone companies such as Verizon and AT&T, which have recently begun to offer video programming in addition to their voice and high-speed Internet access services, evidencing their commitment to compete across all of the Company’s telecommunications products.  Their competitive position has been improved by recent operational, regulatory and legislative advances that they have made.  Historically, we have made substantial investments in the development of new and innovative programming options for our customers as a way of differentiating ourselves from our competitors.  We likely will continue to do so in order to be a more effective competitor.

Our high-speed data services business, which accounted for 15% of our consolidated revenues for the year ended December 31, 2006, faces competition from DSL providers, including Verizon and AT&T, and wireless Internet providers.  These providers have become increasingly aggressive in their pricing strategies in recent years, and customers may decide that a reduced price is more important to them than the superior speed that cable modems provide.  As discussed in greater detail below, another source of competition is incumbent telephone companies such as Verizon and AT&T. This competition, together with our already high penetration, is expected to slow our growth in cable modem penetration from the growth rates we have experienced in the past.

Our consumer voice offering, which accounted for approximately 6% of our consolidated revenues for the year ended December 31, 2006, is competitive with incumbent offerings primarily on the basis of pricing, where unlimited United States, Canada and Puerto Rico long distance, regional and local calling, together with certain features for which the incumbent providers charge extra, are offered at one low price.  To the extent the incumbents, who have financial resources that exceed those of the Company, decide to meet our pricing and/or features or reduce their pricing, future growth and success of this business may be impaired.  The regulatory framework for cable modem service and voice service is being developed and changes in how we are regulated, including increased regulation, may affect our competitive position.

The telephone companies continue constructing systems designed to provide video programming as well as voice and data services to residential customers in our service area.  AT&T has announced plans to begin offering video services in our service area in Connecticut, where it is currently permitted to offer such service without any state authorization.  Verizon has constructed fiber to the home network plant that passes a significant number of households in our service area, though currently less than a quarter of the households according to our estimates.  Verizon has obtained authority to provide video service (it already has or needs no authority to provide phone and data services) for a majority of these homes passed, on a statewide basis in New Jersey and through numerous local franchises in New York.  Verizon has so far not indicated any plans to offer video service in Connecticut.  See “Item 1.  Business-Regulation” for a discussion of regulatory and legislative issues and “Item 1A.  “Risk Factors - Pending FCC, Congressional and judicial proceedings may affect our businesses.”

Optimum Lightpath, our commercial voice and commercial broadband business, which accounted for approximately 4% of our consolidated revenues for the year ended December 31, 2006, operates in the most competitive business telecommunications market in the country and competes against the very largest telecommunications companies — incumbent local exchange companies such as Verizon and AT&T, other competitive local exchange companies and long distance companies.  To the extent that dominant market leaders decide to reduce their prices, future success of our Optimum Lightpath may be impaired.  The trend in business communications has been shifting from a wired voice medium to a wireless, data medium.  Should this trend accelerate dramatically, future growth of Optimum Lightpath may be negatively impacted.

Rainbow

In our Rainbow segment, which accounted for 15% of our consolidated revenues for the year ended  December 31, 2006, we earn revenues in two principal ways.  First, we receive affiliate fee payments principally from cable television systems and DBS operators.  These revenues are generally on a per subscriber basis and earned under multi-year contracts with those operators referred to as affiliation agreements.  The specific affiliate fees we earn vary from operator to operator and also vary among our networks but are generally based upon the number of each operator’s subscribers who receive our programming, referred to as “viewing subscribers.”  The second principal source of revenues in this segment is from advertising.  Under our agreements with cable television system and DBS operators, we have the right to sell a specific amount of national advertising time on our programming networks.  Our advertising revenues are more variable than affiliate fees because most of our advertising is sold on a short-term basis, not under long-term contracts.  Also, our advertising revenues vary based upon the popularity of our programming as measured by rating services.

We seek to grow our revenues in the Rainbow segment by increasing the number of distributors that carry our services and the number of viewing subscribers.  We refer to this as our “penetration”. AMC, which is widely distributed, has less ability to increase its penetration than our newer, less penetrated services.  Our revenues may also increase over time through contractual rate increases stipulated in certain of our affiliation agreements.  In negotiating for increased or extended carriage, we may be subject to requests by distributors to make upfront payments in exchange for additional subscribers or extended carriage, which we record as deferred carriage fees and which are amortized as a reduction to revenue over the period of the related subscriber guarantee, or to waive or accept lower subscriber fees if certain additional subscribers are provided.  We also may help fund the distributors’ efforts to market our channels or we may permit distributors to offer limited promotional periods without payment of subscriber fees.  As we continue our efforts to add subscribers, our subscriber revenue may be negatively affected by subscriber acquisition fees (deferred carriage), discounted subscriber fees and other payments; however, we believe that these transactions generate a positive return on investment over the contract period.  We seek to increase our advertising revenues by increasing the number of minutes of national advertising and by increasing rates for such advertising, but, ultimately, the level of our advertising revenues is directly related to the overall distribution of our programming, penetration of our services, and the popularity (including within desirable demographic groups) of our services as measured by rating services.

The principal goals in this segment are to increase our affiliation fee revenues and our advertising revenues by increasing distribution and penetration of our national services.  To do this we must continue to contract for and produce high-quality, attractive programming.  Our greatest challenge arises from the increasing concentration of subscribers in the hands of a few cable television systems and DBS operators because of the disparate bargaining power between us and the largest cable television systems and DBS operators. This increased concentration could adversely affect our ability to increase the penetration of our services or even result in decreased penetration.  In addition, this concentration gives those operators greater leverage in negotiating the price and other terms of affiliation agreements.  Moreover, as a result of this concentration, the potential impact of a loss of any one of our major affiliates would have a significant impact on this segment.

Madison Square Garden

Madison Square Garden which accounted for 14% of our consolidated revenues for the year ended December 31, 2006, consists of professional sports teams (principally the New York Knicks of the National Basketball Association (“NBA”) and the New York Rangers of the National Hockey League (“NHL”), along with the Hartford Wolf Pack of the American Hockey League and the New York Liberty of the Women’s National Basketball Association), the MSG Networks sports programming business, and an entertainment business.  It also operates the Madison Square Garden Arena, Radio City Music Hall, the Hartford Civic Center and Rentschler Field (sports and entertainment venues in Connecticut), and effective January 1, 2007, the Beacon Theater in New York City.  Madison Square Garden faces competitive challenges unique to these activities.  We derive revenues in this segment primarily from the MSG Networks (see below), the sale of tickets, including luxury box rentals, to sporting and entertainment events, from rental rights fees paid to this segment by promoters that present events at our entertainment venues and the sports teams’ share of league-wide distributions of national television rights fees and royalties.  We also derive revenue from the sale of advertising at our owned and operated venues, from food, beverage and merchandise sales at these venues and from the licensing of our trademarks.  MSG Networks derives its revenues from affiliate fees paid by cable television providers (including our cable television systems), satellite providers that provide video service and sales of advertising.  This segment’s financial performance is related to the performance of all the teams presented and the attractiveness of its entertainment events.

Our sports teams’ financial success is dependent on their ability to generate advertising sales, paid attendance, luxury box rentals, and food, beverage and merchandise sales.  To a large extent, the ability of the teams to build excitement among fans, and therefore produce higher revenue streams, depends on the teams’ winning performance, which generates regular season and playoff attendance and luxury box rentals, and which also supports increases in prices charged for tickets, luxury box rentals, and advertising placement.  Each team’s success is dependent on its ability to acquire highly competitive personnel.  The governing bodies of the NBA and the NHL have the power and authority to take certain actions that they deem to be in the best interest of their respective leagues, which may not necessarily be consistent with maximizing our professional sports teams’ results of operations.

MSG Networks sports programming business is affected by our ability to secure desired programming of professional sports teams, in addition to our proprietary programming.  The continued carriage and success of the teams that are telecast by us will impact our revenues from distribution and from the rates charged for affiliation and advertising, as well as the ability to attract advertisers.  In the second quarter of 2004, the New York Mets gave notice of termination of its broadcast rights agreement with MSG Networks.  The termination of the rights agreement was effective after the end of the 2005 baseball season.  Although the termination of the rights agreement had a negative impact on Madison Square Garden’s revenue, it did not have a significant impact on Madison Square Garden’s results of operations for the year ended December 31, 2006.

Madison Square Garden’s entertainment business is largely dependent on the continued success of our Radio City Christmas Spectacular and our touring Christmas shows, as well as the availability of, and our venues’ ability to attract concerts, family shows and events.

The dependence of this segment’s revenues on its sports teams and Christmas shows generally make it seasonal with a disproportionate share of its revenues and operating income being derived in the fourth quarter of each year.

Stock Option Related Matters

We incurred substantial expenses in 2006 for legal, accounting, tax and other professional services in connection with the Company’s voluntary review of past practices in connection with grants of stock options and SARs, the preparation of restated financial statements, stock option related litigation, and the investigations by the Securities and Exchange Commission (“SEC”) and the U.S. Attorney’s Office for the Eastern District of New York.  We expect to continue to incur substantial expenses in connection with these matters.  Refer to Note 18 of our consolidated financial statements.

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

Impairment of Long-Lived and Indefinite-Lived Assets:

The Company’s long-lived and indefinite lived assets at December 31, 2006 include excess costs over fair value of net assets acquired (“goodwill”) of approximately $1,032,117, approximately $1,510,034 of other intangible assets ($893,879 of which are indefinite-lived intangibles) and approximately $3,714,842 of property, plant and equipment.  Such assets accounted for approximately 64% of the Company’s consolidated total assets.

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

In assessing the recoverability of the Company’s goodwill and other long-lived assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge.  Estimates of fair value are primarily determined using discounted cash flows and comparable market transactions.  These valuations are based on estimates and assumptions including projected future cash flows, discount rate, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables.  For the Telecommunications Services segment, these valuations also include assumptions for average annual revenue per customer, number of homes passed, operating margin and market penetration as a percentage of homes passed, among other assumptions.  For the Madison Square Garden and Rainbow segments, these valuations also include assumptions for projected average rates per basic and viewing subscribers, number of events (MSG segment only), access to sports programming and film rights and the cost of such programming and film rights, amount of programming time that is advertiser supported, number of advertising spots available and the sell through rates for those spots, average fee per advertising spot, and operating margins, among other assumptions.  If these estimates or material related assumptions change in the future, we may be required to record additional impairment charges related to our long-lived assets.

In order to evaluate the sensitivity of the fair value calculations of the Company’s reporting units on the impairment calculation for indefinite-lived intangibles, the Company applied a hypothetical 10% decrease to the fair values of each reporting unit.  This hypothetical decrease would have no impact on the impairment analysis for any of the Company’s reporting units.

Rights to feature film inventory acquired under license agreements along with the related obligations are recorded at the contract value when a license agreement is executed or the license period has begun, unless there is uncertainty with respect to either cost, acceptability or availability, then when the uncertainty is resolved.  Costs are amortized to technical and operating expense on the straight-line basis over the respective license periods.  We periodically review the programming usefulness of our feature film inventory based on a series of factors, including ratings, type and quality of program material, standards and practices, and fitness for exhibition based on the programming of the individual programming service.  If we determine that substantially all of the films in a film license agreement have no future programming usefulness and will no longer be exploited, we would record a write-off for the portion of the unamortized cost of the film license agreement that was attributed to those films.

In 2004, the Company recorded impairment losses totaling $354,812 related to its decision to seek strategic alternatives for the Rainbow DBS segment of its operations.  The Company recorded impairment charges of $90,540 included in depreciation and amortization expense relating to long-lived assets and other indefinite-lived intangible assets and $75,805 included in technical and operating expenses representing the write down of certain film and programming contracts relating to its VOOM HD Networks programming service.  In addition, the Company recorded an impairment charge relating to the Rainbow DBS satellite distribution business of $155,415 reflecting the excess of the carrying value over the estimated fair value of long-lived assets and goodwill and other indefinite-lived intangible assets and a charge of approximately $33,052 representing the write off of equipment inventory and deposits which have been recorded in discontinued operations.  In addition to the Rainbow DBS segment impairment losses, we recorded impairment losses of approximately $1,640, $663 and $297 in the years ended December 31, 2006, 2005 and 2004, respectively, included in technical and operating expense, representing the impairment of certain film and programming contracts and $2,104 and $7,697 in 2006 and 2005, respectively, included in depreciation and amortization related to certain other long-lived assets and intangibles primarily within our theater operations and PVI Virtual Media business in 2006 and within our theater operations and Rainbow segment in 2005.

Useful Lives of Finite-Lived Intangible Assets:

The Company has recognized intangible assets for affiliation relationships, affiliation agreements, advertiser relationships, season ticket holder relationships and suite holder contracts and relationships as a result of the Regional Programming Partners restructuring transaction with News Corporation in April 2005.  In addition, the Company has also recognized intangible assets for affiliation agreements and advertiser relationships as a result of the July 2003 repurchase of Metro-Goldwyn-Mayer, Inc.’s (“MGM”) 20% interest in each of American Movie Classics Company LLC, WE: Women’s Entertainment and The Independent Film Channel LLC and the repurchase of NBC’s interests in Rainbow Media Holdings in various transactions in 2001 and 2002.  The Company has determined that such intangible assets have finite lives and has estimated those lives to be 4 to 11 years for affiliation agreements, 24 years for affiliation relationships, 7 to 10 years for advertiser relationships, 10 to 15 years for season ticket holder relationships and 3 to 11 years for suite holder contracts and relationships.  At December 31, 2006, the carrying values, net of accumulated amortization, were $416,886 for affiliation agreements and affiliation relationships, $36,002 for broadcast rights and other agreements, $61,257 for advertiser relationships, $64,978 for season ticket holder relationships, $15,352 for suite holder contracts and relationships and $21,680 for other intangibles.

The amount we originally allocated in purchase accounting to the affiliation agreements and affiliation relationships finite-lived intangibles in our consolidated financial statements is the estimated aggregate fair value of those affiliation agreements, affiliation relationships and the related customer relationships.  The useful lives for the affiliation agreements were determined based upon an analysis of the weighted average lives of existing agreements the Company had in place with its major customers at the time that purchase accounting was applied, plus an estimate for renewals of such agreements.  The Company has been successful in renewing its affiliation agreements and maintaining customer relationships in the past and believes it will be able to renew its major affiliation agreements and maintain those customer relationships in the future.  However, it is possible that the Company will not successfully renew such agreements as they expire or that if it does, the net revenue earned may not equal or exceed the net revenue currently being earned, which could have a significant adverse impact on our business.  In light of these facts and circumstances, the Company has determined that an estimated useful life of 4 to 11 years for affiliation agreements and 24 years for affiliation relationships is appropriate depending on the nature of the underlying intangible asset.

There have been periods when an existing affiliate agreement has expired and the parties have not finalized negotiations of either a renewal of that agreement or a new agreement for certain periods of time.  In substantially all these instances, the affiliates continued to carry and pay for the service under oral or written interim agreements until execution of definitive replacement agreements or renewal.  In one case during 2004, there was a 10 day period in which an affiliate was restricted from carrying certain of the Company’s sports and entertainment networks because the parties had not reached agreement on contract renewal terms.  We reached a short-term agreement with the affiliate at the end of the 10 day period and that affiliate continuously carried the networks pursuant to successive subsequent short-term agreements through March 7, 2005.  However, we were unable to reach an agreement with this affiliate at expiration on March 7, 2005, and this affiliate discontinued carriage of certain of the Company’s sports networks.  On May 9, 2005, we reached a multi-year agreement on key rate and positioning terms for carriage of these sports networks and the parties subsequently entered into definitive documentation reflecting such agreement.  See “Impairment of Long-Lived and Indefinite-Lived Assets” discussion above.

If an affiliate were to cease carrying the service on an other than temporary basis, the Company would record an impairment charge for the then remaining carrying value of that affiliate agreement intangible asset.  If the Company were to renew an affiliate agreement at rates that produced materially less net revenue compared to the net revenue produced under the previous agreement, the Company would evaluate the impact on its cash flows and, if necessary, would further evaluate such indication of potential impairment by following the policy described above under “Impairment of Long-Lived and Indefinite-Lived Assets” for the asset group containing that intangible.  The Company also would evaluate whether the remaining useful life of the affiliate agreement remained appropriate.  Based on December 31, 2006 carrying values, if the estimated life of all affiliate agreements and affiliation relationships were shortened by 10%, the effect on amortization in the year ending December 31, 2007 would be to increase our annual amortization expense by approximately $6,683.

Valuation of Deferred Tax Assets:

Deferred tax assets have resulted primarily from the Company’s future deductible temporary differences and NOLs.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized.  The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income and tax planning strategies to allow for the utilization of its NOLs and deductible temporary differences.  If such estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets, resulting in additional income tax expense in the Company’s consolidated statement of operations.  Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly.  At this time, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize benefit for its gross deferred tax assets, except those deferred tax assets against which a valuation allowance has been recorded which relate to certain state net operating loss carry forwards.  In 2006, the Company recorded a decrease in the valuation allowance of $10,404 relating to certain state net operating loss carry forwards.  In 2005 and 2004, the Company recorded increases in the valuation allowance of $6,459 and $14,036, respectively, relating to certain state net operating loss carry forwards.  During 2006 and 2005, certain state net operating loss carry forwards expired prior to utilization.  The deferred tax asset corresponding to the expired net operating loss carry forwards had been fully offset by a valuation allowance.  The associated deferred tax asset and valuation allowance were both reduced by $2,638 and $6,953 in 2006 and 2005, respectively.

Plant and Equipment:

Costs incurred in the construction of the Company’s cable television system, including line extensions to, and upgrade of, the Company’s hybrid fiber-coaxial infrastructure and headend facilities are capitalized.  These costs consist of materials, subcontractor labor, direct consulting fees, and internal labor and related costs associated with the construction activities.  The internal costs that are capitalized consist of salaries and benefits of Company employees and the portion of facility costs, including rent, taxes, insurance and utilities, that supports the construction activities.  These costs are depreciated over the estimated life of the plant and headend facilities.  Costs of operating the plant and the technical facilities, including repairs and maintenance and call completion fees, are expensed as incurred.

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

Defined Benefit Pension Plans:

The Company sponsors both funded and unfunded defined benefit pension plans in various forms covering employees who meet the applicable eligibility requirements.  The Company’s company-wide plans include a non-contributory cash balance retirement plan, an unfunded non-qualified excess cash balance plan and an unfunded supplemental defined benefit plan (collectively, the “Cablevision Qualified and Non-qualified Defined Benefit Plans”).  In addition, Madison Square Garden sponsors a non-contributory pension plan covering its non-union employees (hired prior to January 1, 2001), an unfunded non-qualified defined benefit pension plan and two non-contributory pension plans covering certain of its union employees (collectively, the “Madison Square Garden Qualified and Non-qualified Defined Benefit Plans”).

The Company utilizes actuarial methods required by Statement of Financial Accounting Standards (“SFAS”) No. 87, Employers’ Accounting for Pensions (“Statement No. 87”), in calculating the liability and expense related to these plans.  These actuarial methods require numerous assumptions in an attempt to estimate future events, including the discount rate, expected long-term rate of return on plan assets and the rate of future compensation increases, as determined annually by the Company.  Material changes in the pension costs of the plans may occur in the future due to changes in these assumptions, changes in the number of the plan participants, changes in the level of benefits provided, changes in asset levels and changes in legislation.  Our assumptions reflect our historical experience and management’s best judgment regarding future expectations.

Since liabilities under defined benefit plans are measured on a discounted basis, the discount rate is a significant assumption.  The discount rate is subject to change each year, consistent with changes in applicable high-quality, long-term corporate bond indices.  Based on the expected duration of the benefit payments for the plans, we refer to applicable bond yields (such as Moody’s Aaa Corporate Bonds) and the Buck Consultants’ Discount Rate Model (which is developed by examining the yields on selected highly rated corporate bonds), to select a rate at which we believe the plans’ benefits could be effectively settled.  Based on the published rates and the results from the Buck Consultants’ Discount Rate Model as of December 31, 2006 and 2005, we used the following weighted average discount rates for the Cablevision Qualified and Non-qualified Defined Benefit Plans and the Madison Square Garden Qualified and Non-qualified Defined Benefit Plans:

	Weighted-Average Discount Rate Used to Calculate the Benefit Obligation at
	December 31, 2006	December 31, 2005
Cablevision Qualified and Non-qualified Defined Benefit Plans	5.80%	5.80%
Madison Square Garden Qualified and Non-qualified Defined Benefit Plans	6.14%	5.75%

For the year ended December 31, 2006, these discount rates had an aggregate effect of decreasing the Madison Square Garden Qualified and Non-qualified Plans’ benefit obligation by approximately

$6,797.  There was no effect on the benefit obligation for the Cablevision Qualified and Non-qualified Defined Benefit Plans.

The expected long-term return on plan assets is based on a periodic review and modeling of the plan’s asset allocation structure over a long-term horizon.  Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data and economic/financial market theory.  The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.  The expected rate of return for the Cablevision Qualified and the Madison Square Garden Qualified Defined Benefit Plans was 8.00% for 2006 and 2005, respectively.

The following table reflects the Company’s estimates of the possible effects of changes in the discount rates and expected rates of return on its 2007 net periodic benefit cost and its benefit obligation at December 31, 2006 for the Cablevision Qualified and Non-qualified Defined Benefit Plans and the Madison Square Garden Qualified and Non-qualified Defined Benefit Plans:

	Discount Rate
	25 Basis Points Increase		25 Basis Points Decrease
	Increase (Decrease) in
	Net Periodic Benefit Cost	Projected Benefit Obligation	Net Periodic Benefit Cost	Projected Benefit Obligation
Cablevision Qualified and Non-qualified Defined Benefit Plans	$(223)	$(2,701)	$418	$2,890
Madison Square Garden Qualified and Non-qualified Defined Benefit Plans	(517)	(4,362)	578	4,856

	Expected Rate of Return Increase (Decrease) in Net Periodic Benefit Cost
	25 Basis Points Increase	25 Basis Points Decrease

Cablevision Qualified and Non-qualified Defined Benefit Plans	(309)	309
Madison Square Garden Qualified and Non-qualified Defined Benefit Plans	(131)	131

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

The rate of future compensation increases is another assumption used by the Company’s third party actuary.  The weighted average rate of future compensation increases used in 2006 and in 2005 for the Cablevision Qualified Defined Benefit and Non-qualified Defined Benefit Plans and the Madison Square Garden Qualified and Non-qualified Defined Benefit Plans are as follows:

	Net Periodic Benefit Cost		Benefit Obligation
	2006	2005	2006	2005

Cablevision Qualified and Non-qualified Defined Benefit Plans	4.15%	4.12%	4.40%	4.15%
Madison Square Garden Qualified and Non-qualified Defined Benefit Plans	4.00%	3.16%	4.39%	4.00%

In addition, the Company’s actuary also uses other assumptions such as termination and mortality rates. The actuarial assumptions used by the Company may differ materially from actual results due to changing economic and market conditions, higher or lower benefit payments or longer or shorter life spans of participants, among other things.  Differences between actual and expected occurrences could significantly impact the actual amount of net periodic cost and the benefit obligation recorded by the Company.

Certain Transactions

The following transactions occurred during the periods covered by this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2005 Transactions.  In April 2005, the Company and News Corporation restructured Regional Programming Partners.  As a result, the Company now owns 100% of Madison Square Garden and no longer owns interests in Fox Sports Net Ohio, Fox Sports Net Florida, National Sports Partners or National Advertising Partners.  The Company also owns 100% of Fox Sports Net Chicago, which was shut down in June 2006, as well as 50% of Fox Sports Net New England and continues to own 60% of Fox Sports Net Bay Area.

In April 2005, subsidiaries of the Company entered into agreements with EchoStar relating to the launch and operation of the business of Rainbow HD Holdings, the Company’s VOOM HD Networks high definition television programming service, subject to the closing of the sale of our satellite (Rainbow 1) to EchoStar which occurred in November 2005.  Under those arrangements, EchoStar was initially distributed a portion of the VOOM HD Networks programming service and, beginning in 2006 began carrying all 15 of the channels included in the programming service.  In connection with the arrangements, EchoStar was issued a 20% interest in Rainbow HD Holdings, the Company’s subsidiary owning the VOOM HD Networks, and that 20% interest will not be diluted until $500,000 in cash has been invested in Rainbow HD Holdings’ equity by the Company.

Under the terms of the affiliation arrangements with EchoStar covering the VOOM HD Networks for a 15 year term, if Rainbow HD Holdings fails to spend $100,000 per year, up to a maximum of $500,000 in the aggregate, on its service offerings, EchoStar may terminate the affiliation agreement.  The Company has the right to terminate the affiliation agreement if the VOOM HD Networks are discontinued in the future.

2004 Transactions.  In 2004, Rainbow DBS invested approximately $84,600 in exchange for a substantial interest in an entity that had acquired licenses from the FCC to provide multichannel video distribution and data service in 46 metropolitan areas in the United States.

In July 2004, Northcoast Communications, a 49.9% owned subsidiary of the Company, completed its sale of its wholly-owned subsidiary, Cleveland PCS, to an unaffiliated entity.  The Company did not record any gain or loss in connection with the sale.

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated:

STATEMENT OF OPERATIONS DATA

	Years Ended December 31,				Increase
	2006		2005		(Decrease)
		% of Net		% of Net	in Net
	Amount	Revenues	Amount	Revenues	Income
Revenues, net	$5,927,462	100%	$5,172,478	100%	$754,984

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	2,707,970	46	2,296,908	44	(411,062)
Selling, general and administrative	1,480,187	25	1,291,845	25	(188,342)
Restructuring credits	(3,484)	—	(537)	—	2,947
Depreciation and amortization (including impairments)	1,128,813	19	1,083,643	21	(45,170)
Operating income	613,976	10	500,619	10	113,357
Other income (expense):
Interest expense, net	(891,015)	(15)	(748,078)	(14)	(142,937)
Equity in net income of affiliates	6,698	—	3,219	—	3,479
Gain on sale of programming and affiliate interests, net	—	—	64,968	1	(64,968)
Gain (loss) on investments, net	290,052	5	(138,312)	(3)	428,364
Write-off of deferred financing costs	(14,083)	—	—	—	(14,083)
Gain (loss) on derivative contracts, net	(253,712)	(4)	119,180	2	(372,892)
Loss on extinguishment of debt	(13,125)	—	—	—	(13,125)
Minority interests	(8,894)	—	(5,471)	—	(3,423)
Miscellaneous, net	2,837	—	651	—	2,186
Loss from continuing operations before taxes	(267,266)	(5)	(203,224)	(4)	(64,042)
Income tax benefit	134,217	2	75,691	1	58,526
Loss from continuing operations	(133,049)	(2)	(127,533)	(2)	(5,516)
Income from discontinued operations, net of taxes	7,446	—	216,853	4	(209,407)
Income (loss) before cumulative effect of a change in accounting principle	(125,603)	(2)	89,320	2	(214,923)
Cumulative effect of a change in accounting principle, net of taxes	(862)	—	—	—	(862)
Net income (loss)	$(126,465)	(2)%	$89,320	2%	$(215,785)

	Years Ended December 31,				Increase
	2005		2004		(Decrease)
		% of Net		% of Net	in Net
	Amount	Revenues	Amount	Revenues	Income

Revenues, net	$5,172,478	100%	$4,632,537	100%	$539,941

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	2,296,908	44	2,191,247	47	(105,661)
Selling, general and administrative	1,291,845	25	1,184,682	26	(107,163)
Other operating income, net	—	—	(95,758)	(2)	(95,758)
Restructuring credits	(537)	—	(835)	—	(298)
Depreciation and amortization (including impairments)	1,083,643	21	1,138,675	25	55,032
Operating income	500,619	10	214,526	5	286,093
Other income (expense):
Interest expense, net	(748,078)	(14)	(712,708)	(15)	(35,370)
Equity in net income (loss) of affiliates	3,219	—	(12,997)	—	16,216
Gain on sale of programming and affiliate interests, net	64,968	1	2,232	—	62,736
Gain (loss) on investments, net	(138,312)	(3)	134,598	3	(272,910)
Write-off of deferred financing costs	—	—	(18,961)	—	18,961
Gain (loss) on derivative contracts, net	119,180	2	(165,305)	(4)	284,485
Loss on extinguishment of debt	—	—	(78,571)	(2)	78,571
Minority interests	(5,471)	—	(50,307)	(1)	44,836
Miscellaneous, net	651	—	63	—	588
Loss from continuing operations before taxes	(203,224)	(4)	(687,430)	(15)	484,206
Income tax benefit	75,691	1	201,397	4	(125,706)
Loss from continuing operations	(127,533)	(2)	(486,033)	(10)	358,500
Income (loss) from discontinued operations, net of taxes	216,853	4	(185,476)	(4)	402,329
Income (loss) before extraordinary item	89,320	2	(671,509)	(14)	760,829
Extraordinary loss on investment, net of taxes	—	—	(7,436)	—	7,436
Net income (loss)	$89,320	2%	$(678,945)	(15)%	$768,265

Comparison of Consolidated Year Ended December 31, 2006 Versus Year Ended December 31, 2005

Consolidated Results — Cablevision Systems Corporation

The Company classifies its business interests into three reportable segments:

•                  Telecommunications Services, consisting principally of our video, high-speed data, and Voice over Internet Protocol services and our commercial data and voice services operations of Lightpath;

•                  Rainbow, consisting principally of interests in national and regional cable television programming networks, including AMC, IFC, WE tv (formerly WE: Women’s Entertainment), fuse and VOOM HD Networks; and

•                  Madison Square Garden, which owns and operates professional sports teams, regional cable television sports programming networks and an entertainment business.

The Company allocates certain costs to each segment based upon their proportionate estimated usage of services.  The segment financial information set forth below, including the discussion related to individual line items, does not reflect intersegment eliminations unless specifically indicated.

See “Business Segments Results” for a more detailed discussion relating to the operating results of our segments.

Revenues, net for the year ended December 31, 2006 increased $754,984 (15%) as compared to revenues for the prior year.  The net increase is attributable to the following:

Increase in revenues of the Telecommunication Services segment	$630,942
Increase in revenues of the Rainbow segment	60,425
Increase in revenues of the Madison Square Garden segment	49,645
Other net decreases	(994)
Intersegment eliminations	14,966
$754,984

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

•                  amortization of costs to license programming, including feature films, and programming and production costs of our Rainbow businesses; and

•                  interconnection, call completion and circuit fees relating to our telephone and VoIP businesses which represent the transport and termination of calls with other telecommunications carriers.

Technical and operating expenses (excluding depreciation and amortization and impairments) in 2006 increased $411,062 (18%) as compared to 2005.  The net increase is attributable to the following:

Increase in expenses of the Telecommunications Services segment	$269,941
Increase in expenses of the Rainbow segment	37,128
Increase in expenses of the Madison Square Garden segment	87,793
Other net increases	596
Intersegment eliminations	15,604
$411,062

As a percentage of revenues, technical and operating expenses increased 2% during 2006 as compared to 2005.  This increased percentage is primarily attributable to increases in technical and operating expenses of the Madison Square Garden segment and to a lesser extent the Rainbow segment.

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, and costs of customer call centers.  Selling, general and administrative expenses increased $188,342 (15%) for 2006 as compared to 2005.  The net increase is attributable to the following:

Increase in expenses of the Telecommunications Services segment	$129,474
Increase in expenses of the Rainbow segment	39,851
Increase in expenses of the Madison Square Garden segment	20,292
Other net decreases	(578)
Intersegment eliminations	(697)
$188,342

On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (“Statement No. 123R”).  Statement No. 123R eliminates the ability to account for share-based compensation transactions, as the Company formerly did, using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that share-based payments be accounted for using a fair-value-based method.  As a result of the adoption of Statement No. 123R, the Company’s stock plan expense for 2006 for all segments has increased as compared to 2005.

As a percentage of revenues, selling, general and administrative expenses remained constant in 2006 compared to 2005.

Restructuring credits amounted to $3,484 in 2006 and $537 in 2005. The 2006 amount related primarily to adjustments to facility realignment provisions recorded in connection with the 2001 and 2002 restructuring plans of $3,996, partially offset by a charge of $512 relating to facility realignment and severance costs associated with the 2006 restructuring plans. The 2005 amount is comprised of a $2,060 credit resulting from changes in estimates of facility realignment costs relating to the 2001 and 2002 restructuring plans, partially offset by $1,025 of severance costs in 2005 and $498 of additional provisions for severance costs associated with the 2004 and 2003 restructuring plans.

Depreciation and amortization (including impairments) increased $45,170 (4%) for 2006 as compared to 2005.  The net increase consisted of an increase in depreciation expense of $53,571 primarily from depreciation of new fixed assets in our telecommunication services segment, partially offset by a decrease in amortization expense of $8,401 primarily resulting from an impairment of certain intangibles recorded in 2005 attributable to the shutdown of two of three MetroChannels and a net decrease of $741 relating to the impairment of certain long-lived assets within our theater operations.

Net interest expense increased $142,937 (19%) during 2006 compared to 2005.  The net increase is attributable to the following:

Increase due to higher average debt balances related primarily to the financing of the special dividend on March 29, 2006, partially offset by lower outstanding collateralized indebtedness and the redemption of certain senior subordinated debentures	$118,328
Increase due to higher average interest rates	48,990
Higher interest income	(20,757)
Other net decreases	(3,624)
$142,937

Equity in net income of affiliates amounted to $6,698 in 2006 compared to $3,219 in 2005.  Such amounts consist of the Company’s share of the net income or loss of certain businesses in which the Company does not have a majority ownership interest.

Gain on sale of affiliate interests of $64,968 for the year ended December 31, 2005 resulted primarily from the Company and News Corporation restructuring their ownership of National Sports Partners and National Advertising Partners.

Gain (loss) on investments, net for the years ended December 31, 2006 and 2005 of $290,052 and $(138,312) respectively, consists primarily of the net increase or decrease in the fair value of Comcast, General Electric, AT&T, Charter Communications, Leapfrog, and Adelphia Communications common stock owned by the Company. The effects of these gains and losses are largely offset by the losses and gains on related derivative contracts described below.

Write-off of deferred financing costs for the year ended December 31, 2006 of $14,083 includes $6,084 of costs written off in connection with the refinancing of the Rainbow National Services LLC credit agreement in July 2006, $3,412 of costs written off in connection with the early redemption of CSC Holdings’ $250,000 principal amount of 10-1/2% Senior Subordinated Debentures due 2016 in May 2006, and $4,587 of costs written off in connection with the refinancing of the CSC Holdings credit agreement.

Gain (loss) on derivative contracts, net for the years ended December 31, 2006 and 2005 consisted of the following:

	Years Ended December 31,
	2006	2005
Unrealized and realized gain (loss) due to the change in fair value of the Company’s prepaid forward contracts relating to the AT&T, Comcast, Charter Communications, General Electric, Leapfrog and Adelphia Communications shares	$(214,352)	$135,677
Unrealized and realized losses on interest rate swap contracts	(39,360)	(16,497)
	$(253,712)	$119,180

The effects of these gains and losses are largely offset by the losses and gains on investment securities pledged as collateral which are included in gain (loss) on investments, net discussed above.

Loss on extinguishment of debt of $13,125 for the year ended December 31, 2006 represents the premium paid on the early redemption of CSC Holdings’ $250,000 principal amount of 10-1/2% Senior Subordinated Debentures due 2016 in May 2006.

Minority interests represent other parties’ share of the net income (losses) of entities which are not entirely owned by us but which are consolidated in our financial statements.  For the years ended December 31, 2006 and 2005 minority interests consisted of the following:

	Years Ended December 31,
	2006	2005
News Corporation’s 40% share of the net income of Fox Sports Net Bay Area	$(7,228)	$(6,896)
News Corporation’s 40% share of the net loss of Regional Programming Partners	—	2,123
Other	(1,666)	(698)
	$(8,894)	$(5,471)

Net miscellaneous income of $2,837 and $651 for the years ended December 31, 2006 and 2005, respectively, resulted primarily from dividends received on certain of the Company’s investment securities, partially offset by other miscellaneous expenses.

Income tax benefit attributable to continuing operations of $134,217 for the year ended December 31, 2006 resulted primarily from the Company’s pretax loss, state income tax benefit of $24,315, increased by a $10,404 decrease in the valuation allowance relating to certain state net operating loss carry forwards, a tax benefit of $16,356 resulting from the reduction in a tax contingency liability pursuant to a change in judgment, a tax benefit of $5,013 resulting from the favorable settlement of an issue with a taxing authority, partially offset by the impact of non-deductible officers’ compensation of $4,443 and other non-deducible expenses of $6,768.

Income tax benefit attributable to continuing operations of $75,691 for the year ended December 31, 2005 resulted primarily from the pretax loss, state income tax benefit of $12,211, increased by a tax benefit of $6,701 resulting from an adjustment to a state tax rate, partially offset by an increase in the valuation allowance of $6,459 relating to certain state net operating loss carry forwards and the impact of non-deductible officers’ compensation of $6,226 and other non-deducible expenses of $10,637.

The Company is currently being audited by the state of Ohio for the tax year ended December 31, 2000.  The primary audit issue is the amount of gain that should be subject to tax in Ohio pursuant to the 2000 sale of certain cable television systems.  Ohio has asserted that more of the gain should be taxed in Ohio.  Ohio has issued a proposed assessment of additional tax due of approximately $55,000 plus interest of approximately $12,000.  As of December 31, 2006, the Company has recorded a liability with respect to such matter of approximately $11,000, including interest, which represents management’s current estimate of the additional amount that may be owed.

Income (loss) from discontinued operations

In April 2005, the operations of the Rainbow DBS satellite distribution business were shut down.  In connection with the shut down, certain assets of the business, including the Rainbow 1 direct broadcast satellite and certain other related assets were sold to a subsidiary of EchoStar for $200,000 in cash.  This transaction closed in November 2005.

In September 2005, Loral Space & Communications Holding Corporation (“Loral”) filed an action against Cablevision and Rainbow DBS Holdings, Inc. (“Rainbow DBS”) for breach of contract based on a letter agreement dated March 23, 2001 (“the Letter Agreement”) between Loral and Rainbow DBS.  Loral alleges that the sale of the Rainbow-1 satellite and related assets to EchoStar constituted a sale of “substantially all of the assets of Rainbow DBS” triggering a “Make Whole Payment” under the Letter Agreement of $33,000 plus interest.  A trial in this matter took place in January 2007 in New York Supreme Court for New York County.  On January 24, 2007, the jury returned a verdict finding that the EchoStar sale had triggered a Make Whole Payment under the Letter

Agreement, requiring a payment to Loral of $50,898, including interest, which has been accrued for as of December 31, 2006 and reflected as an expense in discontinued operations.  Cablevision and Rainbow DBS have filed a motion for judgment as a matter of law, or in the alternative for a new trial, which is pending.

In April 2005, the Company and News Corporation restructured Regional Programming Partners.  As a result, the Company now owns 100% of Madison Square Garden, 50% of Fox Sports Net New England and continues to own 60% of Fox Sports Net Bay Area and no longer owns interests in Fox Sports Net Ohio, Fox Sports Net Florida, National Sports Partners or National Advertising Partners.  The Company also owned 100% of Fox Sports Net Chicago which was shut down in June 2006.

The operating results of the Fox Sports Net Chicago, Fox Sports Net Ohio and Fox Sports Net Florida businesses and those of the Rainbow DBS distribution business, which was shut down in April 2005, have been reported in discontinued operations in the Company’s consolidated statements of operations for all periods presented.

Income (loss) from discontinued operations, net of taxes for the years ended December 31, 2006 and 2005 reflects the following items, net of related income taxes and minority interests:

	Years Ended December 31,
	2006	2005
Net operating results of the Rainbow DBS distribution business, including shutdown costs, net of taxes*	$(33,472)	$(60,832)
Net operating results of Fox Sports Net Ohio and Fox Sports Net Florida, net of taxes	—	6,652
Gain on sale of Fox Sports Net Ohio and Fox Sports Net Florida, net of taxes	—	266,810
Net operating results of Fox Sports Net Chicago, net of taxes**	40,955	1,620
Other, net of taxes	(37)	2,603
	$7,446	$216,853

*                    The 2006 amount includes $30,025, net of taxes, representing the Make Whole Payment due to Loral.  See Note 18 to the consolidated financial statements.

**             The 2006 amount includes approximately $46,100, net of taxes, representing the collection in June 2006 of affiliate revenue from a cable affiliate, including approximately $42,200, net of taxes, relating to periods prior to 2006, that had not been previously recognized due to a contractual dispute.  The underlying contract was terminated in June 2006 and no further payments will be received under this contract.

Business Segments Results — Cablevision Systems Corporation

Telecommunications Services

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for the Company’s Telecommunications Services segment:

	Years Ended December 31,
					Increase
	2006		2005		(Decrease) in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Income
Revenues, net	$4,237,707	100%	$3,606,765	100%	$630,942
Technical and operating expenses (excluding depreciation and amortization)	1,774,607	42	1,504,666	42	(269,941)
Selling, general and administrative expenses	834,031	20	704,557	20	(129,474)
Restructuring charges (credits)	(17)	—	295	—	312
Depreciation and amortization	915,724	22	843,177	23	(72,547)
Operating income	$713,362	17%	$554,070	15%	$159,292

Revenues, net for the year ended December 31, 2006 increased $630,942 (17%) as compared to revenues for the prior year.  The following table presents the increases by major components of revenues for the years ended December 31, 2006 and 2005 for the Company’s Telecommunications Services segment:

	As of December 31,			Percent
	2006	2005	Increase	Increase
Video (including analog, digital, pay-per-view, video-on-demand and digital video recorder)	$2,576,598	$2,309,293	$267,305	12%
High-speed data	900,024	761,775	138,249	18%
Voice	369,793	171,701	198,092	115%
Advertising	119,239	110,033	9,206	8%
Other (including installation, home shopping, advertising sales commissions, and other products)	109,781	98,093	11,688	12%
Total cable television	4,075,435	3,450,895	624,540	18%
Optimum Lightpath	210,594	195,486	15,108	8%
Intra-segment eliminations	(48,322)	(39,616)	(8,706)	(22)%
Total Telecommunications Services	$4,237,707	$3,606,765	$630,942	17%

Revenue increases reflected above are primarily derived from increases in the number of subscribers to these services (set forth in the table below), upgrades by video customers from the level of the programming package to which they subscribe, additional services sold to our existing subscribers and general increases in rates, offset in part by offer discounts and other rate changes.  As a result, our average monthly revenue per basic video subscriber for the fourth quarter of December 2006 was $115.30 as compared with $100.46 for the fourth quarter of December 2005.  The increase in Optimum Lightpath net revenues is primarily attributable to growth in Ethernet data services and Optimum Voice call completion activity, partially offset by a decline in traditional circuit switched services.  The following table presents certain subscriber information for the years ended December 31, 2006 and 2005 for the Company’s cable television systems (excluding Lightpath):

	As of December 31,		Increase	Percent Increase
	2006	2005	(Decrease)	(Decrease)

Basic video customers	3,127,000	3,027,000	100,000	3%
iO digital video customers	2,447,000	1,963,000	484,000	25%
Optimum Online high-speed data customers	2,039,000	1,694,000	345,000	20%
Optimum voice customers	1,209,000	731,000	478,000	65%
Residential telephone customers	5,000	8,000	(3,000)	(33)%
Total revenue generating units	8,827,000	7,423,000	1,404,000	19%

The Company added basic video customers and revenue generating units ("RGUs") in each quarter of 2006 aggregating approximately 100,000 and 1,404,000, respectively, for the year. However, fewer basic video customers and RGUs were added during the fourth quarter of 2006 as compared to the fourth quarter of 2005.  Because of our relatively high digital video penetration rates and, to a lesser extent, the increasing competition in our service territory, we expect our basic video customer and RGU growth in 2007 to be lower than what we experienced in 2006.

Technical and operating expenses (excluding depreciation and amortization) for 2006 increased $269,941 (18%) compared to 2005.  The net increase is attributable to the following:

Increase in programming costs (including costs of on-demand services) due primarily to subscriber growth, expanded service offerings, and programming rate increases	$164,162
Increase in field service and network related costs primarily due to growth in revenue generating units	57,205
Increase in call completion and interconnection costs related to the VoIP business due primarily to subscriber growth and the costs of our flat-rate international service offering beginning in the second quarter of 2006	48,996
Resolution of a contractual programming dispute*	(26,476)
Increase in VoIP related taxes and surcharges due primarily to subscriber growth, partially offset by favorable tax settlements	12,033
Other net increases	23,915
Intra-segment eliminations	(9,894)
$269,941

*                             Represents the collection of $26,500 in June 2006 related to the resolution of a contractual programming dispute, $19,476 of which was due in periods prior to 2006 but not recognized as a reduction to programming costs because it was being disputed and was not being paid by the affiliate.  The underlying contract was terminated in June 2006 and no further payments will be received under the contract.  Payments received under the contract are accounted for as a reduction to programming costs.

As a percentage of revenues, technical and operating expenses remained constant, during 2006 as compared to 2005.

Selling, general and administrative expenses increased $129,474 (18%) for 2006 as compared to 2005.  The net increase is attributable to the following:

Increase in customer related costs (principally call center related costs) primarily due to increased revenue generating units	$42,005
Increase in sales and marketing costs	41,666
Increase in share-based compensation expenses (includes the effects of adopting Statement No. 123R effective January 1, 2006)	24,828
Other general and administrative cost increases	11,400
Increase in expenses relating to a long-term incentive plan	8,387
Intra-segment eliminations	1,188
$129,474

As a percentage of revenues, selling, general and administrative expenses remained constant in 2006 as compared to 2005.

Restructuring charges amounted to $295 in 2005.  This amount is comprised primarily of $894 of severance costs associated with the 2005 restructuring plans and $263 of additional provisions for severance associated with the 2004 restructuring plans, partially offset by a credit of $896 resulting from changes in estimates of facility realignment costs relating to the 2002 restructuring plans.

Depreciation and amortization increased $72,547 (9%) for 2006 as compared to 2005.  The increase resulted primarily from depreciation of new fixed assets, primarily subscriber devices.

Rainbow

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s Rainbow segment:

					Increase
	Years Ended December 31,				(Decrease)
	2006		2005		in
		% of Net		% of Net	Operating
	Amount	Revenues	Amount	Revenues	Income
Revenues, net	$885,986	100%	$825,561	100%	$60,425
Technical and operating expenses (excluding depreciation, amortization and impairments)	382,695	43	345,567	42	(37,128)
Selling, general and administrative expenses	367,845	42	327,994	40	(39,851)
Restructuring charges	143	—	—	—	(143)
Depreciation and amortization (including impairments)	106,556	12	113,429	14	6,873
Operating income	$28,747	3%	$38,571	5%	$(9,824)

Included in the Rainbow segment’s results of operations is operating income from AMC, IFC and WE tv aggregating $197,294 and $185,703, and operating losses from Rainbow’s other programming services aggregating $168,547 and $147,132 for the years ended December 31, 2006 and 2005, respectively.  These other programming services consist of Fox Sports Net Bay Area, fuse, Mag Rack, sportskool, News 12 Networks, IFC Entertainment, VOOM HD Networks, Rainbow Network Communications, Rainbow Advertising Sales Corp. and other Rainbow ventures.  The operating loss was attributable primarily to VOOM HD Networks, as well as the News 12 Networks and fuse, which more than offset operating income generated by Fox Sports Net Bay Area.  The VOOM HD Networks business has been incurring substantial operating losses and these losses are expected to continue for at least the next several years.

Revenues, net for the year ended December 31, 2006 increased $60,425 (7%) as compared to revenues for the prior year.  The net increase is attributable to the following:

Increase in advertising revenues at the AMC/IFC/WE tv businesses	$34,762
Increase in affiliate and other revenue at Rainbow’s other programming businesses	20,150
Increase in advertising revenues at Rainbow’s other programming businesses	13,689
Increase in affiliate and other revenue at the AMC/IFC/WE tv businesses resulting from increases in programming network subscribers and rate changes.	9,809
Decrease attributable to the MetroChannel business which shut down two of its three channels in the second quarter of 2005	(17,985)
$60,425

Advertising revenue as a percentage of total revenue increased in 2006 as compared to 2005 and we expect this trend to continue.

Revenue increases discussed above are primarily derived from increases in the level of advertising on our networks, increases in the number of subscribers to our programming services, and increases in fees charged for our services.  The following table presents certain viewing subscriber information for the years ended December 31, 2006 and 2005:

	As of December 31,			Percent
	2006	2005	Increase	Increase
	(in thousands)
Viewing Subscribers:
AMC	81,100	77,200	3,900	5.1%
WE tv	52,700	50,900	1,800	3.5%
IFC	40,100	37,300	2,800	7.5%
fuse	42,000	35,500	6,500	18.3%
VOOM HD Networks	300	25	275	—
Fox Sports Net Bay Area	3,700	3,600	100	2.8%

Technical and operating expenses (excluding depreciation and amortization and impairments) for the year ended December 31, 2006 increased $37,128 (11%) compared to 2005.  The net increase is attributable to the following:

Net increase resulting from higher programming and contractual costs at the other Rainbow businesses, including the VOOM HD Networks	$31,861
Net increase in programming costs at the AMC/IFC/WE tv businesses which resulted primarily from increased series development/original programming costs	9,240
Decrease resulting from the MetroChannel business, which shut down two of its three channels in the second quarter of 2005	(3,973)
$37,128

As a percentage of revenues, technical and operating increased 1% during 2006 as compared to 2005 resulting primarily from higher programming costs associated with the VOOM HD Networks.

Selling, general and administrative expenses increased $39,851 (12%) for 2006 compared to 2005.  The net increase is attributable to the following:

Increase in share-based compensation expenses (includes the effects of adopting Statement No. 123R effective January 1, 2006)	$19,160
Increase in administrative costs, including corporate allocations	10,421
Increase in expenses relating to Cablevision’s long-term incentive plan	5,341
Net increase in selling, marketing and advertising costs primarily related to marketing and promotional activities	4,929
$39,851

As a percentage of revenues, selling, general and administrative expenses increased 2% in 2006 compared to 2005.

Depreciation and amortization (including impairments) decreased $6,873 (6%) for 2006 as compared to 2005.  The net decrease was comprised of approximately $4,963 resulting from the impairment of certain intangibles during the second quarter of 2005, a decrease of approximately $3,585 attributable to the MetroChannel business, which shut down two of its three channels in the second quarter of 2005, and a decrease of approximately $1,237 due to the transfer of certain intangibles to another operating segment in the second quarter of 2005.  Partially offsetting these decreases was an increase of approximately $2,912 resulting primarily from depreciation of new fixed assets.

Madison Square Garden

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to net revenues for Madison Square Garden.

	Years Ended December 31
					Increase
	2006		2005		(Decrease) in
		% of Net		% of Net	Operating
	Amount	Revenues	Amount	Revenues	Income

Revenues, net	$854,040	100%	$804,395	100%	$49,645
Technical and operating expenses (excluding depreciation and amortization)	606,566	71	518,773	64	(87,793)
Selling, general and administrative expenses	189,310	22	169,018	21	(20,292)
Restructuring charges	—	—	366	—	366
Depreciation and amortization	60,160	7	62,834	8	2,674
Operating income (loss)	$(1,996)	—%	$53,404	7%	$(55,400)

The dependence of this segment’s revenues on its sports teams and Christmas shows generally make it seasonal with a disproportionate share of its revenues and operating income being derived in the fourth quarter of each year.

Revenues, net for the year ended December 31, 2006 increased $49,645 (6%) as compared to revenues for the prior year.  This net increase is attributable to the following:

Return of National Hockey League games after the cancellation of 2004-2005 season	$52,118
Higher other team related revenues	9,368
Lower advertising sales revenue and sublicense fees resulting from loss of Mets broadcast rights agreement	(26,877)
Retroactive MSG Networks affiliate rate adjustments recorded in 2005*	(17,834)
Net higher other MSG Networks affiliate fees (excluding the impact of the cancellation of the NHL 2004-2005 season and the 2005 retroactive affiliate rate adjustments noted above) including the impact of the loss of the Mets broadcast rights agreement	16,541
Net higher revenues from entertainment events	19,029
Other net decreases	(2,700)
$49,645

*                    The retroactive MSG Networks affiliate rate adjustments discussed above resulted from the signing of certain affiliate contracts in 2005 that increased rates for periods prior to January 1, 2005.  Therefore the results for the year ended December 31, 2005 reflect positive retroactive rate adjustments related to the periods prior to January 1, 2005 that did not recur in 2006.

Technical and operating expenses for the year ended December 31, 2006 increased $87,793 (17%) as compared to the prior year.  This increase is attributable to the following:

Return of National Hockey League games after the cancellation of the 2004-2005 season	$70,153
Lower benefit from amortization of team related purchase accounting liabilities (see discussion below)	23,439
Higher provision for National Basketball Association’s luxury tax, including impact of certain team personnel transactions	21,844
Lower net provisions for certain team personnel transactions (excluding the impact of purchase accounting liabilities (see discussion below) and luxury tax)*	(17,418)
Higher other team operating expenses, primarily team personnel compensation	13,828
Higher costs associated with the higher revenues from entertainment events	10,968
Lower broadcast rights fees other than those related to the resumption of the National Hockey League games, primarily due to the termination of the Mets broadcast rights agreement	(39,831)
Other net increases	4,810
$87,793

*                    The change in the provisions for certain team personnel transactions includes the settlement in 2006 of the dispute with the Knicks ex-head coach, Larry Brown, under which the Knicks agreed to pay Mr. Brown $18,500 of the disputed amount in connection with his employment agreement.

The purchase accounting liabilities discussed above were established in April 2005 as a result of the Company’s acquisition of the minority interest in Madison Square Garden.  Following this transaction the Company began to amortize these purchase accounting liabilities over the period of the respective player contracts.  During 2006 and 2005, the majority of these players were subsequently waived or traded and the unamortized purchase accounting liabilities associated with these players were immediately written off.  As a result, the amount of amortization associated with these team personnel transactions declined from $25,358 in 2005 to $3,381 in 2006.

As a percentage of revenues, technical and operating expenses increased 7% during the year ended December 31, 2006 as compared to the prior year.

Selling, general, and administrative expenses for the year ended December 31, 2006 increased $20,292 (12%) as compared to the prior year. This increase is attributable to the following:

Increase in share-based compensation expenses (including the effects of adopting Statement No. 123R effective January 1, 2006)	$10,396
Higher employee salaries and related benefits due primarily to higher expenses relating to Cablevision’s long term incentive plan	6,689
Higher legal and other professional fees	4,153
Return of National Hockey League games after the cancellation of the 2004-2005 season	2,120
Lower charitable contributions due primarily to contributions in 2005 related to Hurricane Katrina relief	(4,287)
Other net increases	1,221
$20,292

As a percentage of revenues, selling, general and administrative expenses increased 1% during the year ended December 31, 2006 as compared to the prior year.

Restructuring charges of $366 for the year ended December 31, 2005 primarily represent charges recorded as a result of the final cost determination for benefits associated with the elimination of certain staff positions.

Depreciation and amortization expense for the year ended December 31, 2006 decreased $2,674 (4%) as compared to the prior year resulting primarily from lower depreciation expense due to assets which became fully depreciated.  The lower depreciation expense was partly offset by higher amortization due primarily to the amortization of certain intangible assets recorded as a result of the Company’s acquisition of the minority interest in Madison Square Garden in April 2005 and the transfer of certain intangibles from another operating segment in 2005.  This increase in amortization expense was partly offset by a decrease in the amortization of certain other intangibles that became fully amortized in 2005.

Comparison of Consolidated Year Ended December 31, 2005 Versus Year Ended December 31, 2004

Revenues, net for the year ended December 31, 2005 increased $539,941 (12%) as compared to revenues for the prior year.  The net increase is attributable to the following:

Increase in revenues of the Telecommunication Services segment	$482,809
Increase in revenues of the Rainbow segment	19,167
Increase in revenues of the Madison Square Garden segment	25,641
Other net decreases	(1,380)
Intersegment eliminations	13,704
$539,941

Technical and operating expenses (excluding depreciation and amortization, and impairments) include primarily:

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

•                  amortization of costs to license programming, including feature films, and programming and production costs of our Rainbow businesses; and

•                  interconnection, call completion and circuit fees relating to our telephone and VoIP businesses which represent the transport and termination of calls with other telecommunications carriers.

Technical and operating expenses (excluding depreciation and amortization and impairments) for 2005 increased $105,661 (5%) compared to 2004.  The net increase is attributable to the following:

Increase in expenses of the Telecommunications Services segment	$228,137
Decrease in expenses of the Rainbow segment	(84,607)
Decrease in expenses of the Madison Square Garden segment	(42,553)
Other net decreases	(3,502)
Intersegment eliminations	8,186
$105,661

As a percentage of revenues, technical and operating expenses decreased 3% during 2005 as compared to 2004.  The decrease resulted primarily from impairment charges in 2004 amounting to 2% of revenues.

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs and costs of customer call centers.  Selling, general and administrative expenses increased $107,163 (9%) for 2005 as compared to 2004.  The net increase is attributable to the following:

Increase in expenses of the Telecommunications Services segment	$67,602
Increase in expenses of the Rainbow segment	3,976
Increase in expenses of the Madison Square Garden segment	22,038
Other net increases	7,970
Intersegment eliminations	5,577
$107,163

As a percentage of revenues, selling, general and administrative expenses decreased 1% during 2005 compared to 2004.

Other operating income, net of $95,758 for the year ended December 31, 2004 includes primarily a $54,052 cash payment received in connection with the New York Mets’ notice of termination of the broadcast rights agreement with Madison Square Garden which was effective at the end of the 2005 baseball season and a $41,788 reversal of a purchase accounting liability related to this broadcast rights agreement.

Restructuring credits amounted to $537 in 2005 and $835 in 2004.  The 2005 amount is comprised of a $2,060 credit resulting from changes in estimates of facility realignment costs relating to the 2001 and 2002 restructuring plans, partially offset by $1,025 of current severance costs in 2005 and $498 of additional provisions for severance costs associated with the 2004 and 2003 restructuring plans.  The 2004 amount is comprised of a $5,761 credit resulting from changes in estimates of facility realignment and other costs relating to the 2001, 2002 and 2003 restructuring plans, partially offset by $4,926 of severance costs.

Depreciation and amortization (including impairments) decreased $55,032 (5%) for 2005 as compared to 2004.  The decrease resulted primarily from impairment charges in 2004 of $78,497 relating to certain Rainbow DBS assets that were not held for sale and $12,043 related to certain assets of the VOOM HD Networks and lower write-off and disposal costs of certain fixed assets in 2005.  These decreases were partially offset by an increase of $35,508 resulting primarily from depreciation of new fixed assets, impairment charges of $7,697 recorded in 2005 relating primarily to certain long-lived assets and intangibles within our theater operations and Rainbow segment and an increase in amortization expense as a result of an increase in amortizable intangibles resulting from the Regional Programming Partners transaction.

Net interest expense increased $35,370 (5%) during 2005 compared to 2004.  The net increase is attributable to the following:

Increase due to higher average debt balances	$56,017
Increase due to higher average interest rates	52,223
Decrease in dividends on CSC Holdings’ Series H and Series M Redeemable Preferred Stock due to their redemption in May 2004	(60,593)
Higher interest income	(8,130)
Other net decreases	(4,147)
$35,370

Equity in net income of affiliates amounted to $3,219 in 2005 compared to equity in net loss of affiliates of $12,997 in 2004.  Such amounts consist of the Company’s share of the net income or loss of certain businesses in which the Company does not have majority ownership interest.

Gain on sale of programming and affiliate interests amounted to $64,968 for the year ended December 31, 2005 compared to $2,232 for the year ended December 31, 2004.  The 2005 gain resulted primarily from the Company and News Corporation restructuring their ownership of National Sports Partners and National Advertising Partners.  The 2004 gain resulted from the sale of a minority-owned affiliate interest.

Gain (loss) on investments, net for the years ended December 31, 2005 and 2004 consisted of the following:

	Years Ended December 31,
	2005	2004
Increase (decrease) in the fair value of Charter Communications, Adelphia Communications, AT&T, AT&T Wireless (2004 period only), Comcast, General Electric and Leapfrog common stock	$(138,459)	$133,544
Income related to other investments	147	1,054
	$(138,312)	$134,598

The effects of these gains and losses are largely offset by the losses and gains on related derivative contracts described below.

Write-off of deferred financing costs of $18,961 in 2004 consisted of costs written off in connection with the redemption of CSC Holdings’ Series H and Series M Redeemable Exchangeable Preferred Stock and CSC Holdings’ 9-7/8% senior subordinated debentures aggregating $5,080 and termination of certain of the Company’s credit agreements aggregating $13,881.

Gain (loss) on derivative contracts, net for the years ended December 31, 2005 and 2004 consisted of the following:

	Years Ended December 31,
	2005	2004
Unrealized and realized gain (loss) due to the change in fair value of the Company’s prepaid forward contracts relating to the AT&T, AT&T Wireless (2004 period only), Comcast, Charter Communications, General Electric, Leapfrog and Adelphia Communications shares	$135,677	$(132,941)
Loss on exchange right and put option related to CSC Holdings’ Series A Preferred Stock	—	(31,709)
Unrealized and realized losses on interest rate swap contracts	(16,497)	(655)
	$119,180	$(165,305)

The effects of these gains and losses are largely offset by the losses and gains on investment securities pledged as collateral which are included in gain (loss) on investments, net discussed above.

Loss on extinguishment of debt of $78,571 for the year ended December 31, 2004 represents premiums of $58,170 on the early redemption of CSC Holdings’ Series H and Series M Redeemable Preferred Stock, $14,325 on the early redemption of CSC Holdings’ 9-7/8% senior subordinated debentures, and $6,076 on the termination of the AT&T Wireless stock monetization contracts.

Minority interests represent other parties’ share of the net income (losses) of entities which are not entirely owned by us but which are consolidated in our financial statements.  For the years ended December 31, 2005 and 2004 minority interests consisted of the following:

	Years Ended December 31,
	2005	2004
News Corporation’s 40% share of the net income or loss of Regional Programming Partners	$2,123	$(57,218)
News Corporation’s 40% share of the net income of Fox Sports Net Bay Area	(6,896)	—
Minority partner’s interest in DTV Norwich	—	7,850
Other	(698)	(939)
	$(5,471)	$(50,307)

Net miscellaneous income of $651 for the year ended December 31, 2005 resulted primarily from dividends received on certain of the Company’s investment securities, partially offset by other miscellaneous expenses.

Income tax benefit attributable to continuing operations of $75,691 for the year ended December 31, 2005 resulted primarily from the pretax loss, state income tax benefit of $12,211, increased by a tax benefit of $6,701 resulting from an adjustment to the state tax rate, partially offset by an increase in the valuation allowance of $6,459 relating to certain state net operating loss carry forwards and the impact of non-deductible officers’ compensation and other non-deducible expenses of $6,226 and $10,637, respectively.  Income tax benefit attributable to continuing operations of $201,397 in 2004 resulted primarily from the pretax loss, offset by an increase in the valuation allowance of $14,036, non-deductible preferred stock dividends of $21,208, a non-deductible adjustment related to the exchange right and put option related to the Series A Preferred Stock of CSC Holdings of $11,098, a non-deductible redemption premium related to the Series H and M Preferred Stock of CSC Holdings of $20,360, state income tax benefit of $25,692, a tax benefit of $21,615 resulting from an adjustment to the deferred tax rate, and the impact of non-deductible officers’ compensation and other non-deductible expenses of $8,303 and $4,776, respectively.

Income (loss) from discontinued operations

In April 2005, the operations of the Rainbow DBS satellite distribution business were shut down.  In connection with the shut down, certain assets of the business, including the Rainbow 1 direct broadcast satellite and certain other related assets were sold to a subsidiary of EchoStar for $200,000 in cash.  This transaction closed in November 2005.

In April 2005, the Company and News Corporation restructured Regional Programming Partners.  As a result, the Company now owns 100% of Madison Square Garden, 50% of Fox Sports Net New England and continues to own 60% of Fox Sports Net Bay Area and no longer owns interests in Fox Sports Net Ohio, Fox Sports Net Florida, National Sports Partners or National Advertising Partners.  The Company also owned 100% of Fox Sports Net Chicago which was shut down in June 2006.

The operating results of the Fox Sports Net Chicago (which was shut down in June 2006), Fox Sports Net Ohio and Fox Sports Net Florida businesses and those of the Rainbow DBS distribution business, which was shut down in April 2005, have been reported in discontinued operations in the Company’s consolidated statements of operations for all periods presented.

Income (loss) from discontinued operations, net of taxes for the years ended December 31, 2005 and 2004 reflects the following items, net of related income taxes and minority interests:

	Years Ended December 31,
	2005	2004
Net operating results of the Rainbow DBS distribution business including shutdown costs (including impairment charges of $188,467 in 2004), net of taxes	$(60,832)	$(220,327)
Net operating results of Fox Sports Net Ohio and Fox Sports Net Florida, net of taxes	6,652	22,924
Gain on sale of Fox Sports Net Ohio and Fox Sports Net Florida, net of taxes	266,810	—
Net operating results of Fox Sports Net Chicago, net of taxes	1,620	13,581
Other, net of taxes	2,603	(1,654)
	$216,853	$(185,476)

Extraordinary loss, net of taxes of $7,436 for the year ended December 31, 2004 resulted from Rainbow DBS’ investment in DTV Norwich, LLC and represents the excess of the purchase price over fair value of the acquired assets.

Business Segments Results — Cablevision Systems Corporation

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

Revenues, net for the year ended December 31, 2005 increased $482,809  (15%) as compared to revenues for the prior year.  The following table presents the increases by major components of revenues for the years ended December 31, 2005 and 2004:

	As of December 31,			Percent
	2005	2004	Increase	Increase
Video (including analog, digital, pay-per-view, video-on-demand and digital video recorder)	$2,309,293	$2,116,795	$192,498	9%
High-speed data	761,775	618,899	142,876	23%
Voice	171,701	56,739	114,962	203%
Advertising	110,033	106,435	3,598	3%
Other (including installation, commissions, home shopping and other products)	98,093	81,389	16,704	20%
Total cable television	3,450,895	2,980,257	470,638	16%

Lightpath	195,486	167,660	27,826	17%
Intra-segment eliminations	(39,616)	(23,961)	(15,655)	(65)%
Total Telecommunications Services	$3,606,765	$3,123,956	$482,809	15%

Revenue increases reflected above are primarily derived from increases in the number of subscribers to these services (set forth in the table below), upgrades by video customers in the level of the programming package to which they subscribe, additional services sold to our existing subscribers and general increases in rates, offset in part by offer discounts and other rate changes.  The increase in Lightpath net revenues is attributable primarily to growth in Ethernet data services over Lightpath’s fiber infrastructure and to growth in traditional data services.  As a result, our average monthly revenue per basic video subscriber for the fourth quarter of December 2005 was $100.46 as compared to $88.33 for the fourth quarter of December 2004.  The following table presents certain subscriber information for the years ended December 31, 2005 and 2004 for the Company’s cable television systems:

	As of December 31,		Increase	Percent Increase
	2005	2004	(Decrease)	(Decrease)

Basic video customers	3,027,000	2,963,000	64,000	2%
iO digital video customers	1,963,000	1,483,000	480,000	32%
Optimum Online high-speed data customers	1,694,000	1,353,000	341,000	25%
Optimum voice customers	731,000	273,000	458,000	168%
Residential telephone customers	8,000	9,000	(1,000)	(11)%
Total revenue generating units	7,423,000	6,081,000	1,342,000	22%

Technical and operating expenses (excluding depreciation and amortization) for 2005 increased $228,137  (18%) compared to 2004.  The net increase is attributable to the following:

Increase in programming costs (including costs of on-demand services) due primarily to subscriber growth, expanded service offerings, and programming rate increases	$114,548
Increase in field service and network related costs primarily due to growth in revenue generating units	67,563
Increase in call completion and interconnection costs related to the VoIP business due primarily to subscriber growth	28,339
Other net increases, including intra-segment eliminations	17,687
$228,137

As a percentage of revenues, technical and operating expenses increased 1% during 2005 as compared to 2004.

Selling, general and administrative expenses increased $67,602 (11%) for 2005 as compared to 2004.  The net increase is attributable to the following:

Increase in sales and marketing costs	$33,468
Increase in customer related costs primarily due to increased revenue generating units	31,910
Decrease in stock plan expenses (includes the effects of changes in stock price, the vesting of restricted shares and employee separations)	(1,661)
Increase in expenses relating to a long-term incentive plan	4,800
Other net decreases, including intra-segment eliminations	(915)
$67,602

As a percentage of revenues, selling, general and administrative expenses remained constant in 2005 as compared to 2004.

Restructuring charges amounted to $295 in 2005 and $736 in 2004.  The 2005 amount is comprised of $894 of current severance costs and $297 of additional provisions for severance associated with the 2004 restructuring plans, partially offset by a $896 credit resulting from changes in estimates of facility realignment costs relating to the 2002 restructuring plans.  The 2004 amount is comprised of $882 of new provisions associated with the elimination of positions, including severance and outplacement costs, partially offset by a credit of $146 in facility realignment costs relating to the 2001 and 2002 restructuring.

Depreciation and amortization increased $56,692 (7%) for 2005 as compared to 2004. The increase resulted primarily from depreciation of new fixed assets, primarily subscriber devices and increases in amortization expense relating to other amortizable intangibles.

Rainbow

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s Rainbow segment:

	Years Ended December 31,				Increase
	2005		2004		(Decrease) in
		% of Net		% of Net	Operating
	Amount	Revenues	Amount	Revenues	Income
Revenues, net	$825,561	100%	$806,394	100%	$19,167
Technical and operating expenses (excluding depreciation, amortization and impairments)	345,567	42	430,174	53	84,607
Selling, general and administrative expenses	327,994	40	324,018	40	(3,976)
Restructuring credits	—	—	(77)	—	(77)
Depreciation and amortization (including impairments)	113,429	14	213,896	27	100,467
Operating income (loss)	$38,571	5%	$(161,617)	(20)%	$200,188

Included in the Rainbow segment’s results of operations is operating income from AMC, IFC and WE tv aggregating $185,703 and $159,815 and operating losses from Rainbow’s other programming services aggregating $147,132 and $321,432 for the years ended December 31, 2005 and 2004, respectively.  These other programming services consist of Fox Sports Net Bay Area, fuse, Mag Rack, sportskool,

News 12 Networks, IFC Entertainment, VOOM HD Networks, Rainbow Network Communications, Rainbow Advertising Sales Corp. and other Rainbow ventures. The operating loss was attributable primarily to the VOOM HD Networks, as well as the News 12 Networks and fuse which more than offset operating income generated by Fox Sports Net Bay Area.  The 2004 operating loss included impairment charges relating to the VOOM HD Networks and certain Rainbow DBS assets that were not held for sale.

Revenues, net for the year ended December 31, 2005 increased $19,167 (2%) as compared to revenues for the prior year.  The net increase is attributable to the following:

Increase in advertising revenues at the AMC/IFC/WE tv and fuse businesses	$39,552
Increase in affiliate revenue, partially offset by a decrease in other revenue	2,049
Decrease attributable to the MetroChannel business which shut down two of its three channels in the second quarter of 2005	(22,434)
$19,167

Revenue increases discussed above are primarily derived from increases in the level of advertising on our networks, increases in the number of subscribers to our programming services, and increases in fees charged for our services.  The following table presents certain viewing subscriber information for the years ended December 31, 2005 and 2004:

	As of December 31,			Percent
	2005	2004	Increase	Increase
	(in thousands)
Viewing Subscribers:
AMC	77,200	76,100	1,100	1.4%
WE tv	50,900	49,900	1,000	2.0%
IFC	37,300	34,600	2,700	7.8%
fuse	35,500	33,100	2,400	7.3%
VOOM HD	25	—	25	—
Fox Sports Net Bay Area	3,600	3,600	—	—

Technical and operating expenses (excluding depreciation and amortization and impairments) for the year ended December 31, 2005 decreased $84,607 (20%) compared to 2004.  The net decrease is attributable to the following:

Net decrease resulting from lower programming and contractual costs for the VOOM HD Networks (including an impairment charge of $75,805 recorded in 2004)	$(107,068)
Net increase resulting from higher programming and contractual costs at other Rainbow businesses	22,461
$(84,607)

As a percentage of revenues, technical and operating expenses decreased 11% during 2005 as compared 2004.  The decrease resulted primarily from impairment charges in 2004 amounting to approximately 9% of revenues.

Selling, general and administrative expenses increased $3,976 (1%) for 2005 compared to 2004.  The net increase is attributable to the following:

Increase in expenses relating to a long-term incentive plan	$9,392
Increase in selling, marketing and advertising costs	3,578
Decrease in administrative costs across all other Rainbow businesses, including a decrease in costs relating to the investigation into improper expense recognition	(7,857)
Decrease in share-based compensation expenses	(1,137)
$3,976

As a percentage of revenues, selling, general and administrative expenses remained constant in 2005 compared to 2004.

Depreciation and amortization (including impairments) decreased $100,467 (47%) for 2005 as compared to 2004.  The decrease resulted primarily from impairment charges in 2004 of $78,497 relating to certain Rainbow DBS assets that were not held for sale and $12,043 related to certain assets of the VOOM HD Networks.  A decrease of approximately $11,970 resulted primarily from certain intangibles becoming fully amortized in 2004 and a decrease of $3,720 resulted from certain fixed assets becoming fully depreciated.  These decreases were partially offset by increases of $4,963 resulting from the impairment in 2005 of certain intangibles and $800 from the impairment of fixed assets.

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

Revenues, net for the year ended December 31, 2005 increased $25,641 (3%) as compared to revenues for the prior year.  This net increase is attributable to the following:

Net impact of National Hockey League cancellation of 2004-2005 season	$(11,604)
Absence of National Basketball Association expansion revenue received in 2004	(10,345)
Absence of Knicks playoff related revenue	(6,192)
Lower revenues from Christmas Spectacular, including touring shows	(6,986)
Other net decreases	(2,879)
Higher MSG Networks revenues due to:
Retroactive increase in affiliate rates recorded in 2005 that related to periods prior to January 1, 2005	17,834
Other MSG Networks revenues, (excluding the impact of the cancellation of the NHL 2004-2005 season and the Knicks playoffs reflected above) primarily from net affiliate rate adjustments related to the year ended December 31, 2005	35,101
Net higher revenues from other events at Madison Square Garden and Radio City Music Hall	5,709
Higher Knicks related regular season revenues	5,003
$25,641

Technical and operating expenses (excluding depreciation and amortization) for the year ended December 31, 2005 decreased $42,553 (8%) as compared to the prior year.  This net decrease is attributable to the following:

Net impact of National Hockey League cancellation of 2004-2005 season	$(37,078)
Amortization of certain purchase accounting liabilities	(32,173)
Higher net provisions for certain team personnel transactions (excluding the impact of purchase accounting liabilities and luxury tax)	25,032
Higher net provision for luxury tax, including the impact of certain team personnel transactions	2,908
Other net decreases	(1,242)
$(42,553)

The purchase accounting liabilities discussed above were established in April 2005 as a result of the Company’s acquisition of the minority interest in Madison Square Garden.  Following this transaction the Company began to amortize these purchase accounting liabilities over the period of the respective player contracts.  Some of these players were subsequently waived or traded before December 31, 2005 resulting in the complete amortization of the associated purchase accounting liabilities.  The higher net luxury tax provision of $2,908 resulted primarily from luxury tax associated with a player who was waived prior to the new NBA Collective Bargaining Agreement and whose contractual obligations are now subject to luxury tax.  This was substantially offset by lower luxury tax for the current calendar year’s portion of the tax for the 2005-2006 season as compared to the prior year’s portion of the 2003-2004 season.  There was no luxury tax attributable to the 2004-2005 season.

Selling, general, and administrative expenses for the year ended December 31, 2005 increased $22,038 (15%) as compared to the prior year primarily driven by an increase in expenses related to employee salaries and related benefits, including stock and long-term incentive plans, higher professional fees and other costs relating primarily to the Company’s efforts to acquire the development rights over the New York Metropolitan Transportation Authority’s Hudson Rail Yards, and higher charitable contributions.

Other operating income of $95,840 in 2004 results from the notice of termination of Madison Square Garden’s broadcast rights agreement with the New York Mets.  In the second quarter of 2004, the New York Mets gave notice of termination of their rights agreement with Madison Square Garden, and with the notice paid Madison Square Garden a contractually obligated termination fee of $54,052.  The termination of the rights agreement was effective at the end of the 2005 baseball season.  In addition, Madison Square Garden recorded a $41,788 credit reflecting the reversal of a purchase accounting liability related to this rights agreement.

Restructuring charges of $366 in 2005 primarily represent charges recorded as a result of the final cost determination for benefits associated with the elimination of certain staff positions.  Restructuring charges of $4,146 for 2004 primarily represent severance costs associated with the elimination of certain staff positions in 2004.

Depreciation and amortization for the year ended December 31, 2005 increased $17,389 (38%), as compared to the prior year.  An increase of $10,668 resulted from higher amortization of intangibles primarily due to certain intangible assets recorded as a result of the Company’s acquisition of the minority interest in Madison Square Garden.  An increase of $6,721 resulted from higher depreciation expense primarily due to the acceleration of depreciation of certain Madison Square Garden Arena assets due to its planned renovation.

CSC HOLDINGS, INC.

The statement of operations results of CSC Holdings are identical to the statement of operations results of Cablevision, except for the following:

•                  Interest expense of $132,784, $124,498 and $85,048 for the years ended December 31, 2006, 2005 and 2004, respectively, relating to $1,500,000 of Cablevision senior notes issued in April 2004 included in Cablevision’s consolidated statements of operations,

•                  Interest income of $3,958 and $89 for the years ended December 31, 2006 and 2005, respectively, related to cash held at Cablevision,

•                  Miscellaneous expenses of $177 included in Cablevision’s consolidated statement of operations for the year ended December 31, 2005, and

•                  Income tax benefit of $52,831, $50,993 and $35,125 for the years ended December 31, 2006, 2005 and 2004, respectively, included in Cablevision’s consolidated statements of operations  related to the items listed above.

Refer to Cablevision’s Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cablevision has no operations independent of its subsidiaries.  Cablevision’s outstanding securities consist of Cablevision NY Group Class A and Cablevision NY Group Class B common stock and $1,500,000 of debt securities.  Funding for the debt service requirements of our debt securities is provided by our subsidiaries operations, principally CSC Holdings, as permitted by the covenants governing CSC Holdings’ credit agreements and public debt securities.  Funding for our subsidiaries is generally provided by cash flow from operations, cash on hand, and borrowings under bank credit facilities made available to the Restricted Group (as later defined) and to Rainbow National Services LLC (“RNS”) and the proceeds from the issuance of notes and debentures in the capital markets.  The Company has accessed the debt markets for significant amounts of capital in the past and may do so in the future.   For the year ended December 31, 2006, Cablevision had cash flow from operating activities in excess of capital expenditures.

The following table summarizes our outstanding debt and present value of capital leases as well as interest expense and capital expenditures as of and for the year ended December 31, 2006:

	Cablevision	Restricted Group	Rainbow National Services	Other Entities	Total

Bank debt	$—	$4,482,500	$510,000	$—	$4,992,500
Capital leases	—	256	11,507	49,695	61,458
Notes payable	—	18,843	—	—	18,843
Senior notes and debentures	1,500,000	4,195,480	298,476	—	5,993,956
Senior subordinated debentures	—	—	497,011	—	497,011
Collateralized indebtedness relating to stock monetizations	—	—	—	921,574	921,574
Total debt	$1,500,000	$8,697,079	$1,316,994	$971,269	$12,485,342

Interest expense	$132,784	$615,460	$125,195	$54,763	$928,202
Capital expenditures	$—	$819,043	$5,219	$62,035	$886,297

Total amounts payable by the Company and its subsidiaries in connection with its outstanding obligations during the five years subsequent to December 31, 2006 and thereafter, including capital leases and related interest, the value deliverable at maturity under monetization contracts and the $4,992,500 of outstanding bank debt as of December 31, 2006 are as follows:

	Cablevision	Restricted Group	Rainbow National Services	Other Entities		Total

2007	$—	$611,832	$1,676	$111,326	*	$724,834
2008	—	586,017	26,536	258,972	*	871,525
2009	500,000	1,185,000	26,536	670,455	*	2,381,991
2010	—	285,000	26,536	3,000		314,536
2011	—	1,435,000	51,536	3,000		1,489,536
Thereafter	1,000,000	4,598,750	1,196,648	—		6,795,398
Total	$1,500,000	$8,701,599	$1,329,468	$1,046,753		$12,577,820

*                             Cablevision has the option, at maturity, to deliver the shares of common stock underlying the monetization contracts along with proceeds from the related derivative contracts in full satisfaction of the maturing collateralized indebtedness or obtain the required cash equivalent of the common stock through new monetization and derivative contracts.  The amounts included in the table are $102,469 in 2007, $222,624 in 2008 and $667,455 in 2009.

Restricted Group

As of December 31, 2006, CSC Holdings and those of its subsidiaries which conduct our cable television video operations (including approximately 3.1 million basic video customers and 2.4 million digital video customers) and high-speed data service (which encompasses approximately 2.0 million customers) and our residential voice services operations (which encompasses approximately 1.2 million customers), as well as Optimum Lightpath, our commercial data and voice service business comprise the “Restricted Group” since they are subject to the covenants and restrictions of the credit facility and the indentures governing the notes and debentures securities issued by CSC Holdings.  In addition, the Restricted Group is also subject to the covenants of the debt issued by Cablevision.

Sources of cash for the Restricted Group include primarily cash flow from the operations of the businesses in the Restricted Group, borrowings under its bank credit agreement and issuance of notes and debentures in the capital markets and, from time to time, distributions or loans from its subsidiaries.  The Restricted Group’s principal uses of cash (excluding the cash used to pay the special dividend discussed below) include capital spending, in particular the capital requirements associated with the growth of its services such as digital video, high-speed data and voice; debt service, including distributions made to Cablevision to service interest expense on its debt securities; other corporate expenses and changes in working capital; and investments that it may fund from time to time.  We currently expect that the net funding and investment requirements of the Restricted Group will be met with cash generated by its operating activities and borrowings under the Restricted Group’s bank credit facility and that the Restricted Group’s available borrowing capacity under that facility will be sufficient to meet these requirements for the next 12 months.

On February 24, 2006, the Restricted Group entered into a $2,400,000 credit facility with a group of banks consisting of three components:  a $1,000,000 revolver, a $1,000,000 term A-1 loan facility and a $400,000 term A-2 loan facility that has since been refinanced and repaid in full, as described below.  Of the $1,400,000 proceeds received from the term loans under the credit facility, $1,265,648 was used to repay the outstanding borrowings and accrued interest under the prior Restricted Group credit facility that was scheduled to mature in June 2006, and $26,059 for fees and expenses.  On March 29, 2006, the Restricted Group entered into a $3,500,000 term B loan facility, of which $414,077 of the proceeds was used to prepay the outstanding borrowings of the term A-2 loan facility, including accrued interest, fees and expenses.  The balance of the outstanding term B loan facility borrowings was invested in short-term AAA rated funds until approval of the special dividend by the Company’s Board of Directors, and was then distributed to Cablevision on April 24, 2006 after the special dividend was approved by the Board of Directors.

The three components of the new Restricted Group credit facility, the $1,000,000 revolver, the $1,000,000 term A-1 loan facility and the $3,500,000 term B loan facility, are direct obligations of CSC Holdings, guaranteed by most Restricted Group subsidiaries and secured by the pledge of the stock of most Restricted Group subsidiaries.  As of February 23, 2007, $51,994 of the $1,000,000 revolving credit facility was restricted for certain letters of credit issued on behalf of CSC Holdings and $948,006 of the revolver was undrawn.  The revolving credit facility and the term A-1 loan facility mature in six years in February 2012 and the term B loan facility matures in seven years in March 2013.  The revolver has no required interim repayments, the $1,000,000 term A-1 loan facility requires quarterly repayments aggregating 0% in year one, 5% in each of years two and three, 25% in each of years four and five, and 40% in the final year and the $3,500,000 term B loan facility is subject to quarterly repayments totaling 1% ($8,750 per quarter) in each of years one through six and 94% ($822,500 per quarter) in the final year.  The interest rate on the term A-1 loan facility varies, depending on the Restricted Group’s cash flow ratio (as defined) from .75% to 1.75% over the Eurodollar Rate for Eurodollar-based borrowings and from zero to .75% over the Base Rate for Base Rate Borrowings (as defined).  The interest rate on the borrowings under the term B loan facility is the Eurodollar Rate (as defined) plus 1.75% or prime rate plus .75%, at the Company’s election.  The weighted average interest rates as of December 31, 2006 on borrowings under the term A-1 loan facility and term B loan facility were 6.62% and 7.12%, respectively.

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

Under the revolving credit facility and the term A-1 loan facility, there are generally no restrictions on investments that the Restricted Group may make, provided it is not in default.  The Restricted Group can make distributions or other restricted payments so long as CSC Holdings is not in default but there is a limitation (initially $200,000, subject to increase to reflect capital contributions or issuance of equity interests) on restricted payments during any period when the cash flow leverage ratio is greater than 6.00 to 1.  The $200,000 limitation does not apply to restricted payments by CSC Holdings to Cablevision to be used by Cablevision to make scheduled payments of principal or interest on its indebtedness.  Under the term B loan facility, there also are generally no restrictions on investments that the Restricted Group may make provided it is not in default; however, CSC Holdings must also remain in compliance with the maximum ratio of total indebtedness to cash flow and the maximum senior secured leverage ratio.  Our ability to make restricted payments is also limited by provisions in the term B loan facility and the indentures covering our notes and debentures.

CSC Holdings, a member of the Restricted Group, has issued senior and senior subordinated notes and debentures, which also contain financial and other covenants, though they are generally less restrictive than the covenants contained in the Restricted Group’s bank credit facility.  Principal covenants include a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow (as defined in the indentures) of 9.00 to 1 and limitations on dividends and distributions.  The indentures governing the Cablevision note and debenture issuances contain similar covenants and restrictions, including a limitation on additional debt incurrence based on a 9.00 to 1 debt to cash flow ratio.  There are no covenants, events of default, borrowing conditions or other terms in the Restricted Group’s credit facility or in any of CSC Holdings’ or Cablevision’s other debt securities that are based on changes in the credit ratings assigned by any rating agency.  The Restricted Group was in compliance with all of its financial covenants under its various credit agreements as of December 31, 2006.

Cablevision’s and CSC Holdings’ future access to the debt markets and the cost of any future debt issuances are also influenced by their credit ratings, which are provided by Moody’s Investors Service and Standard & Poor’s.  Key factors in the assessment of Cablevision’s and CSC Holdings’ credit ratings include Cablevision and CSC Holdings’ financial strength and flexibility, operating capabilities, management risk tolerance and ability to respond to changes in the competitive landscape.  The corporate credit rating for Cablevision and CSC Holdings is B1 with a stable outlook by Moody’s and BB with a negative outlook by Standard & Poor’s.  Any future downgrade to the Cablevision and/or CSC Holdings credit ratings by either rating agency could increase the interest rate on future debt issuances and could adversely impact our ability to raise additional funds.  See discussion under Item 1A - Risk Factors, “A lowering or withdrawal of the ratings assigned to our debt securities by ratings agencies may further increase our future borrowing costs and reduce our access to capital.”

Rainbow and Rainbow National Services

RNS, our wholly-owned subsidiary which owns the common equity interests in the Company’s AMC, WE tv and IFC programming operations, generated positive cash from operating activities in 2006.  Its cash on hand, plus cash flow from operations and proceeds from borrowings available to it, provides the capital required for net funding and investment requirements of other Rainbow programming entities including the VOOM HD Networks, News 12 Networks and fuse subject to the applicable covenants and limitations contained in RNS’ financing agreements.

On July 5, 2006, RNS entered into an $800,000 senior secured credit facility (the “New RNS Credit Facility”) which consists of a $500,000 term A loan facility and a $300,000 revolving credit facility.  The term A loan facility matures June 30, 2013 and the revolving credit facility matures June 30, 2012.  The New RNS Credit Facility allows RNS to utilize up to $50,000 of the revolving credit facility for letters of credit and up to $5,000 for a swing loan.  Further, the New RNS Credit Facility provides for an incremental facility of up to $925,000, provided that it be for a minimum amount of $100,000.  If an incremental facility is established, RNS and the lenders will enter into a supplement to the New RNS Credit Facility with terms and conditions that are no more restrictive than those of the New RNS Credit Facility.  There are no commitments from the lenders to fund an incremental facility.

On July 5, 2006, RNS borrowed the entire $500,000 term A loan facility and $10,000 under the revolving credit facility. RNS used the $510,000 borrowed under the New RNS Credit Facility and $88,048 of additional available cash to repay all of its outstanding borrowings, accrued interest and fees due under its August 2004 $950,000 senior secured credit facility of which $592,500 was outstanding under a term loan at July 5, 2006 (scheduled to mature March 31, 2012) and to pay certain fees and expenses incurred in connection with the New RNS Credit Facility.  RNS may use future borrowings under the New RNS Credit Facility to make investments, distributions, and other payments permitted under the New RNS Credit Facility and for general corporate purposes.  The borrowings under the New RNS Credit Facility may be repaid without penalty at any time.  Outstanding borrowings under the term loan and revolving credit facility at February 23, 2007 were $500,000 and $10,000, respectively.  RNS had $290,000 in undrawn revolver commitments at February 23, 2007.

Borrowings under the New RNS Credit Facility are direct obligations of RNS which are guaranteed jointly and severally by substantially all of its subsidiaries and by Rainbow Programming Holdings LLC, the direct parent of RNS, and are secured by the pledge of the stock of RNS and substantially all of its subsidiaries, and all of the other assets of RNS and substantially all of its subsidiaries (subject to certain limited exceptions).  Borrowings under the New RNS Credit Facility bear interest based on either the Base Rate (the greater of the Federal Funds Rate plus 0.5% and the prime rate (as defined in the New RNS Credit Facility)) or the Eurodollar Rate (as defined in the New RNS Credit Facility).  The interest rate under the New RNS Credit Facility varies, depending on RNS’ cash flow ratio (as defined in the New RNS Credit Facility), from 1.0% to 1.5% over the Eurodollar Rate for Eurodollar-based borrowings and from zero to 0.5% over the Base Rate for Base Rate borrowings.  At December 31, 2006, the interest rate on the term A loan facility and the revolving credit facility was 6.62% and 6.60%, respectively.  The term A loan is to be repaid in quarterly installments of 1.25% of the original outstanding balance ($6,250) from March 31, 2008 until December 31, 2010, 2.5% of the original outstanding balance ($12,500) from March 31, 2011 until December 31, 2012, and 32.5% of the original outstanding balance ($162,500) on March 31, 2013 and June 30, 2013, the maturity of the term A loan.  Any amounts outstanding under the revolving credit facility are due at maturity on June 30, 2012.

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

RNS also has notes outstanding consisting of $300,000 principal amount of 8-3/4% senior notes due September 1, 2012 and $500,000 principal amount of 10-3/8% senior subordinated notes due September 1, 2014.  These notes are guaranteed by substantially all of RNS’ subsidiaries.

RNS was in compliance with all of its financial covenants under its various credit agreements as of December 31, 2006.

In April 2005, subsidiaries of the Company entered into agreements with EchoStar relating to the launch and operation of the business of Rainbow HD Holdings LLC, the Company’s VOOM HD Networks high definition television programming service, subject to the closing of the sale of our satellite (Rainbow 1) to EchoStar which occurred in November 2005.  Under those arrangements, EchoStar was initially distributed a portion of the VOOM HD Networks programming service and, beginning in 2006 began carrying all 15 of the channels included in the programming service.  In connection with the arrangements, EchoStar was issued a 20% interest in Rainbow HD Holdings, the Company’s subsidiary owning the VOOM HD Networks, and that 20% interest will not be diluted until $500,000 in cash has been invested in Rainbow HD Holdings’ equity by the Company.

Under the terms of the affiliation arrangements with EchoStar covering the VOOM HD Networks for a 15 year term, if Rainbow HD Holdings fails to spend $100,000 per year, up to a maximum of $500,000 in the aggregate, on its service offerings, EchoStar may terminate the affiliation agreement.  The Company has the right to terminate the affiliation agreement if the VOOM HD Networks are discontinued in the future.

RNS’ future access to the debt markets and the cost of any future debt issuances are also influenced by its credit ratings, which are provided by Moody’s Investors Service and Standard & Poor’s.  Key factors in the assessment of RNS’ credit ratings include its free cash flow generating capacity, fiscal strategy, enterprise value and industry risk.  The corporate credit rating for RNS is B1 with a stable outlook by Moody’s and BB with a negative outlook by Standard & Poor’s.  Any future downgrade to the RNS credit ratings by either rating agency could increase the interest rate on future debt issuances and could adversely impact its ability to raise additional funds.  See discussion under Item 1A - Risk Factors, “A lowering or withdrawal of the ratings assigned to our debt securities by ratings agencies may further increase our future borrowing costs and reduce our access to capital.”

Madison Square Garden

We currently expect Madison Square Garden’s funding requirements for the next twelve months to be met by its cash on hand and cash from operations.

During the fourth quarter of 2004, the Company announced its intent to renovate the MSG Arena.  Although management of the Company is committed to this renovation project, another alternative, which would involve construction of a new arena on the site of the Farley post office, is also being pursued.   A substantial renovation or relocation of the Arena would require significant funding.

Debt Covenants Compliance

CSC Holdings and RNS Credit Agreements:

On August 29, 2006, CSC Holdings advised the agent bank and the lenders under the new Restricted Group credit facility that due to the expected restatement of its financial statements resulting from the stock option review, it was unable to comply with its covenant to deliver financial information, due on that date, with respect to the periods ended June 30, 2005 and 2006.

On August 29, 2006, the lenders under the new Restricted Group credit facility, other than the term B lenders, agreed to waive until September 22, 2006 any default resulting from this covenant noncompliance.  CSC Holdings delivered all required information under the new Restricted Group credit facility on September 21, 2006 and the information delivery covenant noncompliance was cured by that delivery.

The Restricted Group did not obtain a waiver of the default resulting from this covenant noncompliance from the lenders holding term B loans under the new Restricted Group credit facility and the bank serving as administrative agent under the new Restricted Group credit facility gave a notice of default to CSC Holdings with respect to such term B covenant noncompliance.  CSC Holdings delivered all required information under the new Restricted Group credit facility on September 21, 2006, which cured the information delivery covenant noncompliance within the applicable cure period.

In December 2005, the Company determined that there were certain technical covenant violations under the prior Restricted Group credit facility and the prior RNS credit facility.  CSC Holdings and RNS received waivers from the lenders under the credit facilities and RNS entered into a related amendment of its credit agreement.  In addition, the Company obtained waivers under the agreements governing its monetizations and interest rate swaps.  On January 31, 2006, the Company announced that it had cured these covenant violations and was in compliance with all of the covenants of its debt instruments.

Cablevision and CSC Holdings Indentures:

As a result of not filing their Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 by September 8, 2006, Cablevision and CSC Holdings were not in compliance with the information delivery and filing requirements under the indentures relating to their notes and debentures.  An entity stating that it represented holders of more than 25% of the outstanding securities of a series under one of Cablevision’s indentures notified Cablevision that it is serving a notice of default under the applicable indenture and demanded that the covenant noncompliance be remedied.  Cablevision and CSC Holdings delivered all required information under the indentures on September 21, 2006, which cured any potential default within the applicable cure period, upon which time the Company was in compliance with all of the covenants of its debt instruments.

Monetization Contract Maturities

During the year ended December 31, 2006, monetization contracts covering 5,586,687 shares of our Charter Communications stock, 3,449,785 shares of our AT&T stock, 12,742,033 shares of our General Electric stock and 7,159,206 shares of our Comcast Communications stock matured.  We settled our obligations under the related Charter Communications and AT&T collateralized indebtedness by delivering an equivalent number of Charter Communications and AT&T shares and the cash proceeds from the related equity derivative contracts.

We settled our obligations under the related Comcast and General Electric collateralized indebtedness by delivering cash equal to the collateralized loan value, net of the value of the related equity derivative contracts.  The cash was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast and General Electric shares, proceeds from a prepaid interest rate swap executed in conjunction with the equity derivative contract related to the Comcast shares and, in certain instances, cash from CSC Holdings.  The terms of the new contracts allow the Company to retain upside participation in both Comcast and General Electric shares up to each respective contract’s upside appreciation limit with downside exposure limited below the respective hedge price.

During the next twelve months, monetization contracts covering 3,724,460 shares of Charter Communications stock and 800,000 shares of Leapfrog stock also mature.  The Company intends to settle such transactions by either delivering shares of the applicable stock and proceeds of the equity derivative contracts or delivering cash from the proceeds of a new monetization transaction.

CASH FLOW DISCUSSION

Operating Activities

Net cash provided by operating activities amounted to $961,642 for the year ended December 31, 2006 compared to $923,044 for the year ended December 31, 2005.  The 2006 cash provided by operating activities resulted from $995,764 of income before depreciation and amortization, $129,496 of non-cash items, a $54,075 increase in accrued and other liabilities and $41,170 from an increase in accounts payable.  Partially offsetting these increases were decreases in cash resulting from a $137,196 increase in feature film inventory resulting primarily from new film licensing and original programming agreements, a $59,616 increase in current and other assets, a $29,784 decrease in feature film and contract obligations, a $17,336 decrease in deferred carriage fees payable, and a $14,931 increase in other deferred costs, including an $11,469 increase in deferred carriage fees.

Net cash provided by operating activities amounted to $923,044 for the year ended December 31, 2005 compared to $685,836 for the year ended December 31, 2004.  The 2005 cash provided by operating activities resulted from $956,110 of income before depreciation and amortization, $97,282 of non-cash items, $88,716 from an increase in accrued and other liabilities, and $45,371 from a net increase in deferred carriage fees payable, $30,606 from an increase in accounts payable and $25,671 from an increase in deferred revenue.  Partially offsetting these increases were decreases in cash resulting from a $142,703 increase in feature film inventory resulting from new film licensing agreements, a $96,752 increase in current and other assets and an $81,257 increase in deferred carriage fees.  The increase of $81,257 in deferred carriage fees and an offsetting increase in current and non-current liabilities of $52,527 arose as one part of a series of multiple agreements entered into simultaneously with the settlement of the litigation between AMC and Time Warner Entertainment, L.P.

Net cash provided by operating activities amounted to $685,836 for the year ended December 31, 2004.  The 2004 cash provided by operating activities resulted primarily from $652,642 of income before depreciation and amortization, $218,479 of non-cash items, a $52,033 increase in accrued interest, a $129,777 increase in feature film rights payable and a $11,915 increase in accounts payable.  Partially offsetting these increases were decreases in cash resulting from a $258,371 increase in feature film inventory resulting from new film licensing agreements, a $89,283 increase in current and other assets and a $31,356 decrease in accrued and other liabilities.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2006 was $873,173 compared to $763,600 for the year ended December 31, 2005.  The 2006 investing activities consisted primarily of $886,297 of capital expenditures ($819,747 of which relate to our Telecommunications Services segment), partially offset by other net cash receipts aggregating $13,124.

Net cash used in investing activities for the year ended December 31, 2005 was $763,600 compared to $792,315 for the year ended December 31, 2004.  The 2005 investing activities consisted of $769,292 of capital expenditures ($695,327 of which relate to our Telecommunication Services Segment), $12,886 in additions to other intangible assets and $9,520 in increases to investment securities and other investments, partially offset by a decrease of $27,342 in restricted cash and other net cash receipts of $756.

Net cash used in investing activities for the year ended December 31, 2004 was $792,315.  The 2004 investing activities consisted of $697,514 of capital expenditures ($621,480 of which relate to our Telecommunication Services Segment), an $84,738 payment for the acquisition of our interest in DTV Norwich and its acquisition of FCC licenses to provide multichannel video distribution and data service, a $35,797 increase in restricted cash and other net cash payments of $4,341, partially offset by $30,075 received in connection with Northcoast Communications’ sale of PCS licenses, representing the release of funds held in escrow.

Financing Activities

Net cash used in financing activities amounted to $16,759 for the year ended December 31, 2006 compared to $644,594 for the year ended December 31, 2005.  In 2006, the Company’s financing activities consisted primarily of a $2,840,780 dividend distribution to common stockholders, $263,125 used for the redemption of CSC Holdings’ senior subordinated debentures, $47,540 in deferred financing costs and other net cash payments of $6,314, partially offset by net proceeds from bank debt of $3,141,000.

Net cash used in financing activities amounted to $644,594 for the year ended December 31, 2005 compared to net cash provided by financing activities of $805,200 for the year ended December 31, 2004.  In 2005, the Company’s financing activities consisted of net repayments of bank debt of $638,000 and other net cash payments of  $6,594.

Net cash provided by financing activities amounted to $805,200 for the year ended December 31, 2004.  In 2004, the Company’s financing activities consisted primarily of $2,793,922 of proceeds from the issuance of senior notes, net bank debt proceeds of $132,848 and $7,270 from the issuance of common stock, partially offset by payments of $1,694,622 for the redemption of CSC Holdings’ Series H and Series M Redeemable Preferred Stock and its Series A Exchangeable Participating Preferred Stock, $350,000 to redeem CSC Holdings’ 9-7/8% senior subordinated debentures, $70,086 of deferred financing costs and other net cash payments of $14,132.

Discontinued Operations

The net effect of discontinued operations on cash and cash equivalents amounted to a cash inflow of $79,656 and $110,976 for the years ended December 31, 2006 and 2005, respectively, and a cash outflow of $157,052 for the year ended December 31, 2004, respectively.

Operating Activities

Net cash provided by operating activities of discontinued operations amounted to $75,189 for the year ended December 31, 2006 compared to net cash used by operating activities of $64,535 for the year ended December 31, 2005.  The 2006 cash provided by operating activities resulted primarily from the collection of $77,996 of affiliate revenue in June 2006 from a cable affiliate that had not been previously collected due to a contractual dispute.

Net cash used by operating activities of discontinued operations amounted to $64,535 for the year ended December 31, 2005 compared to $73,860 for the year ended December 31, 2004.  The 2005 cash used by operating activities resulted primarily from a loss of $67,691 before depreciation and amortization and non-cash items, partially offset by net changes in assets and liabilities of $3,156.

Net cash used by operating activities of discontinued operations amounted to $73,860 for the year ended December 31, 2004.  The 2004 operating activities resulted primarily from a loss of $72,184 before depreciation and amortization and non-cash items and net changes in assets and liabilities of $1,676.

Investing Activities

Net cash provided by investing activities of discontinued operations for the year ended December 31, 2006 was $4,467 compared to net cash provided by investing activities of $80,174 for the year ended December 31, 2005.  The 2006 investing activities consisted of a $3,912 refund from a supplier and $555 of other net cash receipts.

Net cash provided by investing activities of discontinued operations for the year ended December 31, 2005 was $80,174 compared to net cash used by investing activities of $84,816 for the year ended December 31, 2004.  The 2005 investing activities consisted of $200,801 of proceeds primarily from the sale of the Rainbow DBS satellite, partially offset by $108,947 of net cash transferred to News Corporation as part of the Regional Programming Partners restructuring, $11,504 of capital expenditures and other net cash payments of $176.

Net cash used in investing activities of discontinued operations for the year ended December 31, 2004 was $84,816.  The 2004 investing activities consisted of $78,121 of capital expenditures and $6,695 of additions to intangible assets.

The net increase in cash classified in assets held for sale was $95,337 and $1,624 for the years ended December 31, 2005 and 2004, respectively.

Contractual Obligations and Off Balance Sheet Commitments

The Company’s contractual obligations as of December 31, 2006, which consist primarily of our debt obligations, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, are summarized in the following table:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More than 5 years
Off balance sheet arrangements:
Programming obligations (1)	$2,902,599	$828,101	$1,175,374	$699,735	$199,389
Purchase obligations (2)	2,208,418	474,833	446,360	269,695	1,017,530
Operating lease obligations (3)	960,028	91,214	189,237	170,722	508,855
Guarantees (4)	2,221	2,221	—	—	—
Letters of Credit (5)	54,295	2,300	1,722	—	50,273
	6,127,561	1,398,669	1,812,693	1,140,152	1,776,047
Contractual obligations reflected on the balance sheet:
Debt obligations (6)	12,503,891	714,045	3,211,096	1,795,000	6,783,750
Feature film obligations	434,234	121,890	151,440	78,673	82,231
Capital lease obligations (7)	73,929	10,789	42,420	9,072	11,648
Purchase obligations (8)	87,707	57,026	9,593	6,592	14,496
	13,099,761	903,750	3,414,549	1,889,337	6,892,125

Total	$19,227,322	$2,302,419	$5,227,242	$3,029,489	$8,668,172

See “Liquidity and Capital Resources” section for a discussion on payment options the Company has on its monetization contracts and notices of default received under various debt obligations.  See Notes 9 and 10 to our consolidated financial statements for a discussion of our long-term debt.  See Note 13 to our consolidated financial statements for a discussion of our operating leases.  See Note 1 to our consolidated financial statements for a discussion of our feature film obligations.

(1)                      Programming obligations represent contractual commitments with various programming vendors to provide video services to the Company’s subscribers.  Future fees under such contracts are based on numerous factors, including the number of subscribers receiving the programming.  Amounts reflected above are based on the number of subscribers receiving the programming as of December 2006 multiplied by the per subscriber rates contained in the executed agreements in effect as of December 31, 2006.

(2)                      Purchase obligation amounts not reflected on the balance sheet consist primarily of (i) long-term rights agreements which provide Madison Square Garden and other regional sports networks with exclusive broadcast rights to certain live sporting events in exchange for minimum contractual payments, (ii) payments under employment agreements that we have with our professional sports teams’ personnel that are generally guaranteed regardless of employee injury or termination, and (iii) minimum purchase requirements incurred in the normal course of the Company’s operations.

(3)                      Operating lease commitments represent primarily future minimum payment obligations on various long-term, noncancelable leases for office and storage space, lease commitments for Radio City Music Hall, the Beacon Theater and Clearview  Cinemas, and rental space on utility poles used for the Company’s Telecommunications Segment.

(4)                      Includes outstanding guarantees primarily by CSC Holdings in favor of certain financial institutions in respect of ongoing interest expense obligations and potential early termination events in connection with the monetization of the Company’s holdings of Charter Communications.  Amounts payable under such monetization guarantees are estimated as of a particular point in time by the financial institution counterparty and are based upon the current price of the underlying common stock and various other assumptions, including stock market volatility and prevailing interest rates.  Such guaranteed amounts approximate the fair value of the monetization indebtedness less the sum of the fair values of the underlying stock and the equity collar as reflected in the Company’s accompanying consolidated balance sheet.

(5)                      Consist primarily of letters of credit obtained by CSC Holdings in favor of insurance providers and certain governmental authorities for the Telecommunications Services segment.

(6)                      Excludes interest payments and includes future payments due on the Company’s (i) bank debt, (ii) senior notes and debentures, (iii) senior subordinated notes and debentures, (iv) collateralized indebtedness, and (v) notes payable.

(7)                      Reflects the face amount of capital lease obligations, including related interest.

(8)                      Consist principally of amounts earned under employment agreements that we have with our professional sports teams’ personnel.  Other long-term obligations also include deferred carriage payments.

The future cash payments reflected above do not include the impact of potential insurance recoveries or amounts which may be due to the NBA for luxury tax payments.

In addition, the future cash payments reflected above do not include the payments required under the Company’s agreements with EchoStar relating to the launch and operation of the business of Rainbow HD Holdings, the Company’s VOOM HD Networks high-definition television programming service.  EchoStar was issued a 20% interest in Rainbow HD Holdings, the Company’s subsidiary owning the VOOM HD Networks programming service, and that 20% interest will not be diluted until $500,000  in cash has been invested in Rainbow HD Holdings by the Company.  Under the terms of the affiliation arrangements with EchoStar covering the VOOM HD Networks for a 15 year term, if Rainbow HD Holdings fails to spend $100,000 per year, up to a maximum of $500,000 in the aggregate, on its service offerings, EchoStar may terminate the affiliation agreement.  The Company has the right to terminate the affiliation agreement if the VOOM HD Networks are discontinued in the future.  On the fifth or eighth anniversary of the effective date of the agreement, the termination of the affiliation agreement by EchoStar, or other specified events, EchoStar has a put right to require a wholly-owned subsidiary of Rainbow Media Holdings to purchase all of its equity interests in Rainbow HD Holdings at fair value.  On the seventh or tenth anniversary of the effective date of the agreement, or the second anniversary date of the termination of the Affiliation Agreement by EchoStar, a wholly-owned subsidiary of Rainbow Media Holdings has a call right to purchase all of EchoStar’s ownership in Rainbow HD Holdings at fair value.

Managing our Interest Rate and Equity Price Risk

Interest Rate Risk

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

Equity Price Risk

We have entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of Comcast, Charter Communications, General Electric, and Leapfrog.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share, while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  The underlying stock and the equity collars are carried at fair market value on our consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.  Please refer to Note 10 to our consolidated financial statements for additional information on these transactions.

See “Item 7A Quantitative and Qualitative Disclosures About Market Risk” for information on how we participate in changes in the market price of the stocks underlying these derivative contracts.

All of our monetization transactions are obligations of certain wholly-owned subsidiaries that are not part of the Restricted Group; however, in the Charter Communications transactions and certain of the 2005 Comcast transactions, CSC Holdings provided guarantees of the subsidiaries’ ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  The guarantee exposure approximates the net sum of the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and the equity collar.  All of our equity derivative contracts are carried at their current fair market value on our consolidated balance sheets with changes in value reflected in the consolidated statements of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings.

Related Party Transactions

Dolan Family Group Proposals

On June 19, 2005, the Company received a proposal from the Dolan Family Group to acquire the outstanding, publicly-held interests in the Company following a pro-rata distribution to all Company stockholders of Rainbow Media Holdings.  On October 24, 2005, Cablevision received a letter from the Dolan Family Group withdrawing the June 19, 2005 proposal.  In that letter, the Dolan Family Group also recommended that the Company’s Board of Directors consider the declaration of a $3 billion one-time, special dividend payable pro rata to all shareholders.  The dividend was paid on April 24, 2006 to holders of Cablevision NY Group Class A common stock and Cablevision NY Group Class B common stock.

On October 8, 2006, the Company received a proposal from the Dolan Family Group (the “Dolan Family Group Proposal”) to acquire, at a purchase price of $27.00 per share in cash, all the outstanding shares of the Company’s common stock, except for the shares held by the Dolan Family Group.  The Dolan Family Group Proposal contemplated that substantially all of the purchase price would be funded by the incurrence of additional indebtedness by Cablevision, CSC Holdings, RNS and several other subsidiaries of the Company.

Cablevision’s Board of Directors appointed a special transaction committee (the “Committee”) of independent directors, which consisted of Thomas V. Reifenheiser and Vice Admiral John R. Ryan USN (Ret.), to review the proposal.  The Committee retained Willkie Farr & Gallagher LLP, as its legal counsel, and Lehman Brothers Inc. and Morgan Stanley, as financial advisors.

On January 12, 2007, the Committee received a letter from Charles F. Dolan and James L. Dolan, on behalf of members of the Dolan Family Group, outlining a revised proposal (the “Revised Proposal”) to acquire all of the outstanding shares of the common stock of Cablevision, except for the shares held by the Dolan Family Group, at a purchase price of $30.00 per share in cash.

On January 16, 2007, the Committee delivered a letter to Charles F. Dolan and James L. Dolan, rejecting the Revised Proposal as inadequate.  The Revised Proposal expired on January 17, 2007. There can be no assurances that the Dolan Family Group will not propose, undertake or consummate a similar transaction in the future.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“Statement No. 159”).  Statement No. 159 permits entities to elect, at specified election dates, to measure eligible financial instruments and certain other items at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred.  Statement No. 159 is effective as of January 1, 2008 for the Company.  Early adoption is permitted, but an entity is prohibited from retrospectively applying Statement No. 159, unless it chooses early adoption of Statement No. 157 and Statement No. 159. SFAS No. 159 also applies to eligible items existing at January 1, 2008 (or when the date of early adoption occurs).

In December 2006, the FASB issued Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP 00-19-2”). FSP 00-19-2 provides guidance related to the accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate arrangement or included as a provision of a financial instrument or arrangement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies (“Statement No. 5”).  FSP 00-19-2 requires that if the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under such arrangement shall be included in the allocation of proceeds from the related financing transaction using the measurement guidance in Statement No. 5. FSP 00-19-2 applies immediately to any registration payment arrangement entered into subsequent to the issuance of FSP 00-19-2. For such arrangements issued prior to the issuance of FSP 00-19-2, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years.  The Company has not yet determined the impact that the adoption of FSP 00-19-2 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“Statement No. 157”).  Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Under Statement No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  It also clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  This Statement applies under other accounting pronouncements that require or permit fair value measurements.  Accordingly, this Statement does not require any new fair value measurements, however, for some entities, the application of Statement No. 157 could change current practices.  Statement No. 157 will be effective for financial statements issued with fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact that the adoption of Statement No. 157 will have on its financial statements.

In June 2006, the FASB issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109.  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Any change in the net assets and liabilities recognized as a result of applying the provisions of FIN 48 would be recorded as an adjustment to the opening balance of retained earnings.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the adoption of FIN 48 to have a significant impact on its financial statements.

In June 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF No. 06-3”), which addresses the income statement disclosures for taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and may include, but are not limited to, sales, use, value added, and some excise taxes.  The presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion 22.  In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant and can be done on an aggregate basis.  EITF No. 06-3 will be effective for financial reports for interim and annual reporting periods beginning after December 15, 2006.  Had the Company adopted EITF 06-3 for the year ended December 31, 2006, the amount of franchise fees that would have been separately disclosed as a component of net revenue would have approximated $101,000.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.

All dollar amounts, except per subscriber, per unit and  per share data, included in the following discussion under this Item 7A are presented in thousands.

Equity Price Risk

The Company is exposed to market risks from changes in certain equity security prices. Our exposure to changes in equity security prices stems primarily from the shares of Comcast, Charter Communications, General Electric and Leapfrog common stock held by us.  We have entered into prepaid forward contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share, while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts’ actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts’ actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  The following table details our estimated early termination exposure as of December 31, 2006:

	Comcast	Charter Communications	General Electric	Leapfrog	Total
Collateralized indebtedness (carrying value)	$(431,123)	$(83,231)	$(388,183)	$(19,037)	$(921,574)

Collateralized indebtedness (fair value estimate)	(423,211)	(83,404)	(375,483)	(18,937)	(901,035)
Derivative contract	(116,576)	69,787	(46,573)	11,353	(82,009)
Fair value of investment securities pledged as collateral	606,098	11,397	474,131	7,584	1,099,210
Net excess (shortfall)	66,311	(2,220)	52,075	—	116,166
Net excess (shortfall) including prepaid swaps	$66,311	$(2,220)	$52,075	$—	$116,166

The underlying stock and equity collars are carried at fair value on our consolidated balance sheet and the collateralized indebtedness is carried at its accreted value.  The carrying value of our collateralized indebtedness amounted to $921,574 at December 31, 2006.  At maturity, the contracts provide for the option to deliver cash or shares of General Electric, Charter Communications, Comcast, or Leapfrog stock (as the case may be), with a value determined by reference to the applicable stock price at maturity.

As of December 31, 2006, the fair value and the carrying value of our holdings of Comcast, Charter Communications, General Electric and Leapfrog common stock aggregated $1,099,210.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $109,921.  As of December 31, 2006, the net fair value and the carrying value of the equity collar component of the prepaid forward contracts entered into to hedge the equity price risk of certain of these securities aggregated $82,009, a net payable position.  For the year ended December 31, 2006, we recorded a net loss on all outstanding equity derivative contracts of $214,352.  We also recorded an unrealized and realized gain on our holdings of the underlying stocks of $284,096 for the year ended December 31, 2006, as shown in the following table:

Fair Market Value of Equity Derivative Contracts

Fair market value as of December 31, 2005	$296,017
Change in fair value	(214,352)
Maturity of contracts	(163,674)
Fair market value as of December 31, 2006	$(82,009)

Unrealized and realized gain on underlying stock positions due to changes in prevailing market conditions, net	$284,096

In addition, at December 31, 2006, the Company had other investment securities with a carrying value of approximately $10,715.  Assuming a 10% change in the price of the securities, the potential change in the fair value of these investments would be approximately $1,072.

The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for each security monetized via a prepaid forward contract are summarized in the following table:

	# of Shares		Hedge Price		Cap Price**
Security	Deliverable	Maturity	per Share*		Low	High

Comcast	7,159,206	2008	$26.69 - $41.2	3	$33.57	$49.48
	7,159,206	2009
Charter Communications	3,724,460	2007	$22.35		$38.33	$38.33

General Electric	12,742,033	2009	$32.52 - $34.14		$39.03	$40.96

Leapfrog	800,000	2007	$24.05		$30.37	$30.37

*                           Represents the price below which we are provided with downside protection and above which we retain upside appreciation.  Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.

**                      Represents the price up to which we receive the benefit of stock price appreciation.

Fair Value of Debt:  Based on the level of interest rates prevailing at December 31, 2006, the fair value of our fixed rate debt of $6,886,074 exceeded its carrying value of $6,812,986 by $73,088.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at December 31, 2006 would increase the estimated fair value of our fixed rate debt by $236,505 to $7,122,579.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

Interest Rate Derivative Contracts:  Our exposure to interest rate movements results from our use of floating rate debt, including $3,500,000 of debt incurred in 2006 to fund the approximately $3,000,000 special dividend described herein and to repay existing indebtedness of approximately $414,000, including accrued interest, fees and expenses.  To manage interest rate risk, from time to time we have entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates.  Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment.  In addition, from time to time we may utilize short-term interest rate lock agreements to hedge the risk that the cost of a future issuance of fixed rate debt may be adversely affected by changes in interest rates.  We do not enter into interest rate swap contracts for speculative or trading purposes.  All of our interest rate derivative contracts are entered into by CSC Holdings and are thus attributable to the Restricted Group; all such contracts are carried at their fair market values on our consolidated balance sheets, with changes in value reflected in the consolidated statements of operations.

As of December 31, 2006, we had outstanding interest rate swap contracts to convert fixed rate debt to floating rate debt covering a total notional principal amount of $450,000.  As of December 31, 2006, the fair market value and carrying value of these interest rate swap contracts was $6,568, a net liability position, reflected as liabilities under derivative contracts in our consolidated balance sheet.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from December 31, 2006 prevailing levels would increase the fair value of these contracts to a net liability of $10,963.

As of December 31, 2006, we also had outstanding interest rate swap contracts in the notional amount of $3,700,000 to effectively fix borrowing rates on floating rate debt.  As of December 31, 2006, these interest rate swap contracts had a fair market value and carrying value of $31,398, a net liability position, as reflected under derivative contracts in our consolidated balance sheet.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point decrease in interest rates prevailing at December 31, 2006 would increase our liability under these derivative contracts by $98,663 to a liability of $130,061.

For the year ended December 31, 2006, we recorded a net loss on interest swap contracts of $36,473, as detailed in the table below:

Fair Market Value of Interest Rate Derivative Contracts

Fair market value as of December 31, 2006, a net payable position	$(37,966)
Less: fair market value as of December 31, 2005	(10,541)
Change in fair market value, net	(27,425)
Plus: realized loss from cash interest expense	(9,048)

Net loss on interest rate swap contracts	$(36,473)

In addition, we had outstanding at December 31, 2006 prepaid interest rate swap contracts with a notional value of $105,061 entered into in connection with our monetization transactions.  As of December 31, 2006, the fair value of our prepaid interest rate derivative contracts was $10,340, a net liability position.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from December 31, 2006 prevailing levels would increase our liability under these derivative contracts by $697 to a liability of $11,037.

For the year ended December 31, 2006, we recorded a net loss on such derivative contracts of $2,887 as detailed below:

Fair Market Value of Prepaid Interest Rate Derivative Contracts

Fair market value as of December 31, 2005	$(26,881)
Change in fair market value, net	23,037
New derivative contract	(6,496)
Fair market value as of December 31, 2006	$(10,340)

Change in fair market value, net	$23,037
Realized loss resulting from net cash payments	(25,924)

Net gain on prepaid interest rate swap contracts	$2,887

Item 8.                    Financial Statements and Supplementary Data.

For information required by Item 8, refer to the Index to Financial Statements on page 110.

Item 9.                                                           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2006.

Management’s Annual Report on Internal Control Over Financial Reporting

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Attestation Report of the Registered Public Accounting Firm

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation reports appearing on pages I-1, I-2, II-1 and II-2.

Changes in Internal Control

None.

Item 9B.                  Other Information

None.

PART III

Information required under Item 10, Directors, Executive Officers and Corporate Governance, Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13, Certain Relationships and Related Transactions, and Director Independence and Item 14, Principal Accountant Fees and Services, is hereby incorporated by reference from Cablevision’s definitive proxy statement for its Annual Meeting of Stockholders or, if such definitive proxy statement is not filed with the Securities and Exchange Commission prior to April 30, 2007, an amendment to this annual report on Form 10-K filed under cover of Form 10-K/A.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to regulations promulgated by the Securities and Exchange Commission, the Company is required to identify, based solely on a review of reports filed under Section 16(a) of the Securities Exchange Act of 1934, each person who, at any time during its fiscal year ended December 31, 2006, was a director, officer or beneficial owner of more than 10% of the Company’s Class A common stock that failed to file on a timely basis any such reports. Based on such review, the Company is aware of no such failure other than an amended Form 4 report filed by Thomas C. Dolan in connection with stock option exercises in February 2006 and reports on Form 4 by Patrick F. Dolan and Brian Sweeney reporting a grant of restricted stock which were filed after the required filing date.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	The financial statements as indicated in the index set forth on page 110.
2.	Financial statement schedule:

Page No.
Schedule supporting consolidated financial statements:
Schedule II - Valuation and Qualifying Accounts	98

Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

3.	The Index to Exhibits is on page 101.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

 (Dollars in thousands, except per united and per share data)

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Cablevision Systems Corporation

	Balance at Beginning of Period	Provision for Bad Debt	Deduction/ Write-Offs and Other Charges	Balance at End of Period
Year Ended December 31, 2006
Allowance for doubtful accounts	$18,807	$40,829	$(42,291)	$17,345

Year Ended December 31, 2005
Allowance for doubtful accounts	$16,312	$35,806	$(33,311)	$18,807

Year Ended December 31, 2004
Allowance for doubtful accounts	$24,729	$35,788	$(44,205)	$16,312

CSC Holdings, Inc.

	Balance at Beginning of Period	Provision for Bad Debt	Deductions/ Write-Offs and Other Charges	Balance at End of Period
Year Ended December 31, 2006
Allowance for doubtful accounts	$18,807	$40,829	$(42,291)	$17,345

Year Ended December 31, 2005
Allowance for doubtful accounts	$16,312	$35,806	$(33,311)	$18,807

Year Ended December 31, 2004
Allowance for doubtful accounts	$24,729	$35,788	$(44,205)	$16,312

Certain amounts in prior years have been reclassed to conform to the current year presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 27th day of February, 2007.

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

Name	Title	Date

/s/ James L. Dolan	Chief Executive Officer, President and Director	February 27, 2007
James L. Dolan	(Principal Executive Officer)

/s/ Michael P. Huseby	Executive Vice President and Chief Financial	February 27, 2007
Michael P. Huseby	Officer (Principal Financial Officer)

/s/ Wm. Keith Harper	Senior Vice President and Controller	February 27, 2007
Wm. Keith Harper	(Principal Accounting Officer)

/s/ Charles F. Dolan	Chairman of the Board of Directors	February 27, 2007
Charles F. Dolan

SIGNATURES

Name	Title	Date

/s/ Rand Araskog	Director	February 27, 2007
Rand Araskog

/s/ Frank Biondi	Director	February 27, 2007
Frank Biondi

/s/ Grover C. Brown	Director	February 27, 2007
Grover C. Brown

/s/ Zachary W. Carter	Director	February 27, 2007
Zachary W. Carter

/s/ Marianne Dolan Weber	Director	February 27, 2007
Marianne Dolan Weber

/s/ Patrick F. Dolan	Director	February 27, 2007
Patrick F. Dolan

/s/ Charles D. Ferris	Director	February 27, 2007
Charles D. Ferris

/s/ Richard H. Hochman	Director	February 27, 2007
Richard H. Hochman

/s/ Victor Oristano	Director	February 27, 2007
Victor Oristano

/s/ Thomas V. Reifenheiser	Director	February 27, 2007
Thomas V. Reifenheiser

/s/ John R. Ryan	Director	February 27, 2007
John R. Ryan

/s/ Brian Sweeney	Director	February 27, 2007
Brian Sweeney

/s/ Vincent Tese	Director	February 27, 2007
Vincent Tese

/s/ Leonard Tow	Director	February 27, 2007
Leonard Tow

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
3.1

Amended and Restated Certificate of Incorporation of Cablevision Systems Corporation (incorporated herein by reference to Annex II to Cablevision Systems Corporation's Proxy Statement, dated October 10, 2000, as supplemented, (the "2000 Proxy Statement")).

3.2	Bylaws of Cablevision Systems Corporation (incorporated herein by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001).

3.3

Certificate of Incorporation of CSC Holdings, Inc. (incorporated herein by reference to Exhibits 3.1A(i) and 3.1A(ii) to CSC Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

3.4	Bylaws of CSC Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006).

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

3.7	Certificate of Designations for CSC Holdings, Inc. 10% Series A Exchangeable Participating Preferred Stock (incorporated herein by reference to Exhibit 10.13 to the 2002 10-K).

3.8	Certificate of Amendment of Certificate of Incorporation of CSC Holdings, Inc., dated April 19, 2006 (incorporated herein by reference to the Current Report on Form 8-K filed on April 21, 2006).

4.1

Indenture, dated August 15, 1997 relating to CSC Holdings' $400,000,000 8 1/8% Senior Debentures due 2009 (incorporated herein by reference to CSC Holdings' Registration Statement on Form S-4, Registration No. 333-38013).

4.2

Indenture, dated as of December 1, 1997 relating to CSC Holdings' $500,000,000 7 7/8% Senior Notes due 2007 and $300,000,000 7 7/8% Senior Debentures due 2018 (incorporated by reference to Exhibit 4.4 to Cablevision Systems Corporation's Registration Statement on Form S-4, dated January 20, 1998, File No. 333-44547).

4.3

Senior Indenture, dated as of July 1, 1998, relating to CSC Holdings, Inc.'s $500,000,000 7 ¼% Senor Notes due 2008 and $500,000,000 7 5/8% Senior Debentures due 2018 (incorporated by reference to Exhibit 4.1 to CSC Holdings' Registration Statement on Form S-3, Registration No. 333-57407).

4.4

Indenture, dated as of July 1, 1999 relating to CSC Holdings $500,000,000 8 1/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-4 Registration No. 333-84449).

4.5

Indenture, dated as of March 22, 2001 relating to CSC Holdings $1,000,000,000 7 5/8% Senior Notes due 2011 (incorporated herein by reference to Exhibit 4.11 to Cablevision Systems Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

4.6

Indenture, dated as of April 6, 2004 relating to Cablevision's $1,000,000,000 8% Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004).

4.7

Indenture, dated as of April 6, 2004 relating to Cablevision's $500,000,000 floating rate Senior Notes due 2009 (incorporated by reference to Exhibit 4.2 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004).

4.8

Indenture, dated as of April 6, 2004 relating to CSC Holdings' $500,000,000 6 3/4% Senior Notes due 2012 (incorporated by reference to Exhibit 4.3 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004).

4.9

Indenture, dated as of August 20, 2004, relating to Rainbow National Services LLC's and RNS Co-Issuer Corporation's $300,000,000 8 3/4% Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004).

4.10

Indenture, dated as of August 20, 2004, relating to Rainbow National Services LLC's and RNS Co-Issuer Corporation's $500,000,000 10 3/8% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.2 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004).

10.1

Registration Rights Agreement, dated April 6, 2004 between CSC Holdings, Inc. and Citigroup Globalmarkets Inc., Banc of America Securities LLC, Bear, Stearns & co. Inc, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wachovia Capital Markets, LLC Credit Lyonnais Securities (USA) Inc. and Harris Nesbitt Corp. (incorporated by reference to Exhibit 4.1 to CSC Holdings' Registration Statement on Form S-4, Registration No. 33-124061).

10.2

Registration Rights Agreement between CSC Systems Company and CSC Holdings (incorporated herein by reference to Exhibit 10.1 of CSC Holdings' Registration Statement on Form S-1, Registration No. 033-01936 ("CSC Holdings' Form S-1")).

10.3	Registration Rights Agreement between Cablevision Company and CSC Holdings (incorporated herein by reference to Exhibit 10.2 to CSC Holdings' Form S-1).

10.4	Form of Right of First Refusal Agreement between Charles F. Dolan and CSC Holdings (incorporated herein by reference to Exhibit 10.4 to CSC Holdings' Form S-1).

10.5

Interchange Agreement, dated as of March 1, 2002, by and between CSC Transport IV, Inc. and Sterling Aviation LLC. 2011 (incorporated herein by reference to Exhibit 10.5 to Cablevision Systems Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.6

Amendment to Interchange Agreement, dated as of March 17, 2004, by and between CSC Transport IV, Inc. and Sterling Aviation LLC. (incorporated herein by reference to Exhibit 10.6 to Cablevision Systems Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.7

Extension of Interchange Agreement, dated as of March 15, 2005, by and between CSC Transport IV, Inc. and Sterling Aviation LLC. (incorporated herein by reference to Exhibit 10.7 to Cablevision Systems Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

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

10.17

Letter Agreement, dated April 28, 2006, between Cablevision Systems Corporation and Michael Huseby (incorporation herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

10.18

Letter Agreement, dated October 11, 2004, between Cablevision Systems Corporation and Wm. Keith Harper (incorporated by reference to Exhibit 10.3 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004).

10.19

Retirement Agreement, dated as of June 23, 2003 and Consulting Agreement as of January 3, 2004, between Cablevision Systems Corporation, CSC Holdings, Inc. and Sheila Mahony (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).

10.20

Amendment to Retirement Agreement, dated as of January 2, 2004, between Cablevision Systems Corporation, CSC Holdings, Inc. and Sheila Mahony (incorporated by reference to Exhibit 10.45 of the Annual Report on Form 10-K for fiscal year ended December 31, 2003).

10.21

Employment Agreement, dated as of November 7, 2002, between CSC Holdings and William J. Bell (incorporated herein by reference to Exhibit (d)(3) to Cablevision Systems Corporation's Schedule TO Tender Offer Statement, dated January 23, 2002).

10.22

Extension to Employment Agreement, dated as of March 12, 2004 and Consulting Agreement as of January 1, 2005, between CSC Holdings and William J. Bell (incorporated by reference to Exhibit 10.46 of the Annual Report on Form 10-K for fiscal year ended December 31, 2003).

10.23	Supplemental Benefit Plan of CSC Holdings (incorporated herein by reference to Exhibit 10.7 to CSC Holdings' Form S-1).

10.24	Cablevision Systems Corporation Employee Stock Plan (incorporated herein by reference to Exhibit A to Cablevision Systems Corporation's June 3, 2003 Proxy Statement).

10.25	Cablevision Systems Corporation 2006 Employee Stock Plan (incorporated herein by reference to Exhibit A to Cablevision Systems Corporation's 2006 Proxy Statement).

10.26

Cablevision Systems Corporation Executive Performance Incentive Plan (incorporated herein by reference to Exhibit 10.24 to Cablevision Systems Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.27	Cablevision Systems Corporation Long-Term Incentive Plan (incorporated herein by reference to Exhibit B to Cablevision Systems Corporation's June 3, 2003 Proxy Statement).

10.28	Cablevision Systems Corporation 2006 Cash Incentive Plan (incorporated herein by reference to Exhibit B to Cablevision Systems Corporation's 2006 Proxy Statement).

10.29	Cablevision Systems Corporation Amended and Restated Stock Plan for Non-Employee Directors (incorporated herein by reference to Exhibit D to Cablevision Systems Corporation's 2003 Proxy Statement).

10.30	Cablevision Systems Corporation 2006 Stock Plan for Non-Employee Directors (incorporated herein by reference to Exhibit C to Cablevision Systems Corporation's 2006 Proxy Statement).

10.31	Cablevision CHOICE Severance Pay Plan (incorporated herein by reference to Exhibit 10.49 to the 2003 10-K).

10.32

Formation Agreement, dated as of June 22, 1997, among Rainbow Media Sports Holdings, Inc. and Fox Sports Net, LLC, attaching Partners) and Annex B (Partnership Agreement of National Sports Partners) (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K, filed April 1997).

10.33

Lease Agreement between Nassau Cable Business Trust, as Landlord and CSC Holdings, as Tenant, dated as of November 1, 1997 2007 (incorporated by reference to Exhibit 10.56 to Cablevision Systems Corporation's Registration Statement on Form S-4, dated January 20, 1998, File No. 333-44547).

10.34

Amended and Restated Contribution and Merger Agreement, dated as of June 6, 1997, among Cablevision Systems Corporation, CSC Holdings, CSC Merger Corporation and TCI Communications, Inc. (incorporated by reference to Appendix A to Cablevision Systems Corporation's Registration Statement on Form S-4, dated January 20, 1998, File No. 333-44547).

10.35

Stockholders Agreement, dated as of March 4, 1998, by and among CSC Holdings, Tele-Communications, Inc., a Delaware corporation, the Class B Entities and the Investors (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, filed March 4, 1998).

10.36

Agreement and Plan of Merger, dated as of April 18, 2000, by and among CSC Holdings, Inc., Cablevision of Massachusetts, Inc., AT&T Corp. and AT&T CSC, Inc. (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K, filed on May 5, 2000).

10.37

Asset Exchange Agreement, dated as of April 18, 2000, by and among CSC Holdings, Inc., Cablevision of Brookline, L.P., Cablevision of Boston, Inc. and AT&T Corp. (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K, filed on May 5, 2000).

10.38

Letter Agreement, dated January 31, 2001, among Cablevision Systems Corporation, Rainbow Media Holdings, Inc., Metro-Goldwyn-Mayer Inc., American Movie Classics Holding Corporation, AMC II Holding Corporation, Bravo Holding Corporation, and Bravo II Holding Corporation (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed, February 5, 2001).

10.39

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

10.40

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

10.42

Purchase Agreement, dated as of December 12, 2003, by and among Fox Sports Net Bay Area Holdings, LLC, Fox Sports Net Chicago Holdings, LLC and Fox Sports Net, LLC and Regional Pacific Holdings II, L.L.C. and Regional Chicago Holdings II, L.L.C. (incorporated by reference to Exhibit 10.40 of the Annual Report on Form 10-K for fiscal year ended December 31, 2003).

10.43

Letter Agreement, dated as of January 12, 2004, between DTV Norwich, LLC, wholly-owned by George S. Blumenthal and Company, LLC and Rainbow MVDDS Company, LLC (incorporated by reference to Exhibit 10.43 of the Annual Report on Form 10-K for fiscal year ended December 31, 2003).

10.44

Credit Agreement, dated as of February 24, 2006 among CSC Holdings, Inc., as the Company, certain subsidiaries of the company, as Restricted Subsidiaries, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Collateral Agent and L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers, Banc of Americas Securities LLC, Citigroup Global Markets Inc. and JPMorgan Securities, Inc., as Book Runners on the Revolving Credit Facility and the Term A Facility, Citibank, N.A., as Syndication Agent, and Credit Suisse, Bear Stearns Corporate Lending Inc., JPMorgan Securities, Inc. and Merrill Lynch Capital Corporation, as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.41 to Cablevision Systems Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.45

First Amendment, dated as of March 27, 2006, to the Credit Agreement, dated as of February 24, 2006, among CSC Holdings, Inc., as the Company, certain subsidiaries of the Company, as Restricted Subsidiaries, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Collateral Agent and L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers, Banc of Americas Securities LLC, Citigroup Global Markets Inc. and JPMorgan Securities, Inc., as Book Runners on the Revolving Credit Facility and the Term A Facility, Citibank, N.A., as Syndication Agent, and Credit Suisse, Bear Stearns Corporate Lending Inc., JPMorgan Securities, Inc. and Merrill Lynch Capital Corporation, as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

10.46

Second Amendment, dated as of March 29, 2006, to the Credit Agreement, dated as of February 24, 2006, among CSC Holdings, Inc., as the Company, certain subsidiaries of the Company, as Restricted Subsidiaries, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Collateral Agent and L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers, Banc of Americas Securities LLC, Citigroup Global Markets Inc. and JPMorgan Securities, Inc., as Book Runners on the Revolving Credit Facility and the Term A Facility, Citibank, N.A., as Syndication Agent, and Credit Suisse, Bear Stearns Corporate Lending Inc., JPMorgan Securities, Inc. and Merrill Lynch Capital Corporation, as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

10.47

Incremental Term Supplement, dated as of March 29, 2006, among CSC Holdings, Inc., the banks party thereto, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

10.48

Pledge Agreement, dated as of February 24, 2006, among CSC Holdings, Inc., certain subsidiaries of CSC Holdings, Inc. as Pledgors and Bank of America, N.A. as Secured Party (incorporated herein by reference to Exhibit 10.42 to Cablevision Systems Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.49

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

10.50

First Amendment, dated as of January 20, 2006, to the Loan Agreement, dated as of August 20, 2004, among Rainbow National Services LLC, the Guarantors party thereto, Bank of America, N.A. as Syndication Agent, Credit Suisse First Boston, Citicorp North America, Inc. and Wachovia Bank, National Association as Co-Documentation Agents, JP Morgan Chase Bank as Administrative Agent and the other Credit Parties thereto (incorporated herein by reference to Exhibit 10.44 to Cablevision Systems Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.51

Credit Agreement, dated as of July 5, 2006, among Rainbow National Services LLC, as Borrower, Rainbow Programming Holdings LLC and certain subsidiaries of RNS, as guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Book Runners, Bank of America, N.A., as Syndication Agent, and Credit Suisse, Citicorp North America, Inc. and Wachovia Bank, National Association as Co-Documentation Agents (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on April 21, 2006).

10.52

Pledge Agreement, dated as of July 5, 2006, among Rainbow National Services LLC, the Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Book Runners, Bank of America, N.A., as Syndication Agent, and Credit Suisse, Citicorp North America, Inc. and Wachovia Bank, National Association as Co-Documentation Agents.

10.53

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

10.54	Satellite Sale Agreement between Rainbow DBS Company LLC and EchoStar Satellite L.L.C., dated January 20, 2005 (incorporated herein by reference to Exhibit 10.45 to the 2004 10-K).

10.55	Agreement between Cablevision Systems Corporation, Charles F. Dolan and Thomas C. Dolan, dated March 8, 2005 (incorporated herein by reference to Exhibit 10.46 to the 2004 10-K).

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

10.57

Letter agreement amending the contract, dated November 21, 2004 between Lockheed Martin Corporation, acting through Lockheed Martin Commercial Space Systems and Rainbow DBS Company LLC (incorporated by reference to Exhibit 10.56.1 to Current Report on Form 8-K, filed June 6, 2005).

10.58	Form of Nonqualified Stock Option Agreement (February 16, 2005) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed November 16, 2005).

10.59	Form of Restricted Shares Agreement (February 16, 2005) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed February 16, 2005).

10.60	Form of Two-Year Performance Award Agreement (February 16, 2005) (incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K, filed February 16, 2005).

10.61	Form of Three-Year Performance Award Agreement (February 16, 2005) (incorporated herein by reference to Exhibit 10.4 to Current Report on Form 8-K, filed February 16, 2005).

10.62	Form of Deferred Compensation Agreement (February 16, 2005) (incorporated herein by reference to Exhibit 10.5 to Current Report on Form 8-K, filed February 16, 2005).

10.63	Form of Nonqualified Stock Option Agreement (November 7, 2005) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed November 7, 2005).

10.64

Form of Nonqualified Stock Option Agreement (Vesting Subject to Performance Metric) (November 7, 2005) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed November 7, 2005).

10.65	Form of Restricted Shares Agreement (November 7, 2005) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed November 7, 2005).

10.66	Form of Performance Award Agreement (November 7, 2005) (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K, filed November 7, 2005).

10.67	Form of Deferred Compensation Agreement (November 7, 2005) (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K, filed November 7, 2005).

10.68	Form of Nonqualified Stock Option Agreement (June 5, 2006) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed June 7, 2006).

10.69	Form of Restricted Shares Agreement (June 5, 2006) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed June 7, 2006).

10.70	Form of Restricted Shares Agreement (June 5, 2006) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed June 7, 2006).

10.71	Form of Stock Option and Restricted Stock Unit Agreement for Non-Employee Directors (June 5, 2006) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed June 7, 2006).

10.72	Summary of the Cablevision CHOICE Excess Savings Plan.

10.73	Summary of the Cablevision CHOICE Excess Cash Balance Plan.

10.74

Time Sharing Agreement, dated as of November 22, 2006 between CSC Transport IV, Inc. and Charles F. Dolan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed November 29, 2006).

10.75

Time Sharing Agreement, dated as of November 22, 2006 between CSC Transport V, Inc. and Charles F. Dolan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed November 29, 2006).

10.76

Time Sharing Agreement, dated as of November 22, 2006 between CSC Transport IV, Inc. and James L. Dolan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed November 29, 2006).

10.77

Time Sharing Agreement, dated as of November 22, 2006 between CSC Transport V, Inc. and James L. Dolan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed November 29, 2006).

21	Subsidiaries of the Registrants.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of the CEO.

31.2	Section 302 Certification of the CFO.

32	Section 1350 Certification of the CEO and CFO.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cablevision Systems Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Cablevision Systems Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cablevision Systems Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Cablevision Systems Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also, in our opinion, Cablevision Systems Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cablevision Systems Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ deficiency and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 27, 2007 expressed an unqualified opinion on those consolidated financial statements.  As discussed in our report dated February 27, 2007, the Company changed its method of quantifying errors in 2006 in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statement, adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment as of January 1, 2006 and adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.

/s/ KPMG LLP
Melville, New York
February 27, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cablevision Systems Corporation:

We have audited the accompanying consolidated balance sheets of Cablevision Systems Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ deficiency and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a)(2).  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cablevision Systems Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 2 to the accompanying consolidated financial statements, the Company changed its method of quantifying errors in 2006 in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, as of January 1, 2006 and adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cablevision Systems Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Melville, New York
February 27, 2007

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
(Dollars in thousands)

	2006	2005
ASSETS

Current Assets:

Cash and cash equivalents	$548,862	$397,496
Restricted cash	11,390	8,454
Accounts receivable, trade (less allowance for doubtful accounts of $17,345 and $18,807)	536,057	453,167
Notes and other receivables	46,915	74,211
Investment securities	10,715	10,408
Prepaid expenses and other current assets	104,577	98,921
Feature film inventory, net	124,778	108,607
Deferred tax asset	184,032	10,788
Investment securities pledged as collateral	18,981	723,476
Derivative contracts	81,140	268,539
Assets held for sale	—	7,557
Total current assets	1,667,447	2,161,624

Property, plant and equipment, net of accumulated depreciation of $6,257,078 and $5,494,994	3,714,842	3,868,077
Investments in affiliates	49,950	39,463
Notes and other receivables	29,659	42,987
Investment securities pledged as collateral	1,080,229	199,430
Derivative contracts	—	109,207
Other assets	80,273	83,801
Deferred tax asset	—	25,662
Feature film inventory, net	375,700	378,502
Deferred carriage fees, net	174,377	188,135
Franchises	731,848	731,848
Affiliation, broadcast and other agreements, net of accumulated amortization of $417,634 and $349,752	452,888	519,363
Other intangible assets, net of accumulated amortization of $77,795 and $68,192	325,298	388,622
Excess costs over fair value of net assets acquired	1,032,117	993,426
Deferred financing and other costs, net of accumulated amortization of $68,705 and $85,450	130,229	120,965
	$9,844,857	$9,851,112

See accompanying notes to
consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
December 31, 2006 and 2005
(Dollars in thousands, except share and per share amounts)

	2006	2005
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$392,605	$373,362
Accrued liabilities:
Interest	224,135	177,109
Employee related costs	387,868	288,751
Other accrued expenses	412,248	489,989
Defined benefit plan and other postretirement plan obligations	1,091	—
Deferred revenue	162,956	162,514
Feature film and other contract obligations	122,362	112,817
Liabilities under derivative contracts	6,568	101,580
Bank debt	93,750	8,560
Collateralized indebtedness	102,268	857,774
Capital lease obligations	7,069	8,586
Notes payable	17,826	8,438
Senior notes and debentures	499,952	—
Total current liabilities	2,430,698	2,589,480

Defined benefit plan and other postretirement plan obligations	82,517	—
Feature film and other contract obligations	312,344	351,673
Deferred revenue	14,337	16,219
Liabilities under derivative contracts	204,887	17,571
Other liabilities	251,456	361,018
Deferred tax liability	73,724	—
Bank debt	4,898,750	1,842,940
Collateralized indebtedness	819,306	312,352
Senior notes and debentures	5,494,004	5,992,760
Senior subordinated notes and debentures	497,011	746,621
Notes payable	1,017	7,467
Capital lease obligations	54,389	51,201
Minority interests	49,670	55,190
Total liabilities	15,184,110	12,344,492

Commitments and contingencies

Stockholders’ Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	—	—
CNYG Class A common stock, $.01 par value, 800,000,000 shares authorized, 250,927,804 and 247,430,685 shares issued and 228,643,568 and 225,268,714 shares outstanding	2,509	2,474
CNYG Class B common stock, $.01 par value, 320,000,000 shares authorized, 63,736,814 and 64,160,264 shares issued and outstanding	637	642
RMG Class A common stock, $.01 par value, 600,000,000 shares authorized, none issued	—	—
RMG Class B common stock, $.01 par value, 160,000,000 shares authorized, none issued	—	—
Paid-in capital	57,083	1,307,786
Accumulated deficit	(5,027,473)	(3,440,967)
	(4,967,244)	(2,130,065)
Treasury stock, at cost (22,284,236 and 22,161,971 shares)	(360,059)	(359,753)
Accumulated other comprehensive loss	(11,950)	(3,562)
Total stockholders’ deficiency	(5,339,253)	(2,493,380)
	$9,844,857	$9,851,112

See accompanying notes to
consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

	2006	2005	2004

Revenues, net	$5,927,462	$5,172,478	$4,632,537

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	2,707,970	2,296,908	2,191,247
Selling, general and administrative	1,480,187	1,291,845	1,184,682
Other operating income	—	—	(95,758)
Restructuring credits	(3,484)	(537)	(835)
Depreciation and amortization (including impairments)	1,128,813	1,083,643	1,138,675
	5,313,486	4,671,859	4,418,011

Operating income	613,976	500,619	214,526

Other income (expense):
Interest expense	(928,202)	(764,508)	(721,008)
Interest income	37,187	16,430	8,300
Equity in net income (loss) of affiliates	6,698	3,219	(12,997)
Gain on sale of programming and affiliate interests, net	—	64,968	2,232
Gain (loss) on investments, net	290,052	(138,312)	134,598
Write-off of deferred financing costs	(14,083)	—	(18,961)
Gain (loss) on derivative contracts, net	(253,712)	119,180	(165,305)
Loss on extinguishment of debt	(13,125)	—	(78,571)
Minority interests	(8,894)	(5,471)	(50,307)
Miscellaneous, net	2,837	651	63
	(881,242)	(703,843)	(901,956)
Loss from continuing operations before income taxes	(267,266)	(203,224)	(687,430)
Income tax benefit	134,217	75,691	201,397
Loss from continuing operations	(133,049)	(127,533)	(486,033)
Income (loss) from discontinued operations, net of taxes (including net gain primarily from the Regional Programming Partners restructuring of $269,428 in 2005)	7,446	216,853	(185,476)
Income (loss) before extraordinary item	(125,603)	89,320	(671,509)
Extraordinary loss on investment, net of taxes	—	—	(7,436)
Income (loss) before cumulative effect of a change in accounting principle	(125,603)	89,320	(678,945)
Cumulative effect of a change in accounting principle, net of taxes	(862)	—	—
Net income (loss)	$(126,465)	$89,320	$(678,945)

INCOME (LOSS) PER SHARE:

Basic and diluted net income (loss) per share:

Loss from continuing operations	$(0.47)	$(0.45)	$(1.69)

Income (loss) from discontinued operations	$0.03	$0.77	$(0.65)

Extraordinary loss	$—	$—	$(0.03)

Cumulative effect of a change in accounting principle	$—	$—	$—

Net income (loss)	$(0.45)	$0.32	$(2.36)

Basic and diluted weighted average common shares (in thousands)	283,627	281,936	287,085

See accompanying notes to
consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY AND COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2006, 2005 and 2004

(Dollars in thousands)

	CNYG Class A Common Stock	CNYG Class B Common Stock	RMG Class A Common Stock	RMG Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2003	$2,414	$672	$—	$—	$1,206,068	$(2,851,342)	$(359,750)	$(952)	$(2,002,890)
Net loss	—	—	—	—	—	(678,945)	—	—	(678,945)
Minimum pension liability adjustment, net of taxes	—	—	—	—	—	—	—	(2,792)	(2,792)
Foreign currency translation, net of taxes	—	—	—	—	—	—	—	(191)	(191)
Comprehensive loss									(681,928)
Employee and non-employee director stock transactions	10	—	—	—	37,607	—	—	—	37,617
Conversion of CNYG Class B common stock to CNYG Class A common stock	14	(14)	—	—	—	—	—	—	—
Tax expense related to stock options	—	—	—	—	(63)	—	—	—	(63)
Balance at December 31, 2004	2,438	658	—	—	1,243,612	(3,530,287)	(359,750)	(3,935)	(2,647,264)
Net income	—	—	—	—	—	89,320	—	—	89,320
Minimum pension liability adjustment, net of taxes	—	—	—	—	—	—	—	182	182
Foreign currency translation, net of taxes	—	—	—	—	—	—	—	191	191
Comprehensive income									89,693
Employee and non-employee director stock transactions	20	—	—	—	46,184	—	—	—	46,204
Conversion of CNYG Class B common stock to CNYG Class A common stock	16	(16)	—	—	—	—	—	—	—
Treasury stock acquired from forfeiture of restricted shares	—	—	—	—	—	—	(3)	—	(3)
Contribution from CNYG Class B shareholder	—	—	—	—	6,337	—	—	—	6,337
Gain on issuance of members’ interest by subsidiary, net	—	—	—	—	10,397	—	—	—	10,397
Tax benefit related to stock options	—	—	—	—	1,256	—	—	—	1,256
Balance at December 31, 2005	2,474	642	—	—	1,307,786	(3,440,967)	(359,753)	(3,562)	(2,493,380)
Cumulative effect of adjustments resulting from the adoption of SAB No. 108, net of tax (Note 2)	—	—	—	—	—	121,668	—	—	121,668
Adjusted balance at January 1, 2006	2,474	642			1,307,786	(3,319,299)	(359,753)	(3,562)	(2,371,712)
Net loss	—	—	—	—	—	(126,465)	—	—	(126,465)
Minimum pension liability adjustment, net of taxes	—	—	—	—	—	—	—	(1,484)	(1,484)
Comprehensive loss									(127,949)
Adjustment related to initial application of FASB Statement No. 158, net of tax (Note 15)	—	—	—	—	—	—	—	(6,904)	(6,904)
Employee and non-employee director stock transactions	30	—	—	—	75,524	—	—	—	75,554
Treasury stock acquired from forfeiture of restricted shares	—	—	—	—	—	—	(306)	—	(306)
Conversion of CNYG Class B common stock to CNYG Class A common stock	5	(5)	—	—	—	—	—	—	—
Special cash dividend paid to CNYG Class A and CNYG Class B shareholders	—	—	—	—	(1,326,227)	(1,581,709)	—	—	(2,907,936)
Balance at December 31, 2006	$2,509	$637	$—	$—	$57,083	$(5,027,473)	$(360,059)	$(11,950)	$(5,339,253)

See accompanying notes to
consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2006, 2005 and 2004
(Dollars in thousands)

	2006	2005	2004
Cash flows from operating activities:

Loss from continuing operations	$(133,049)	$(127,533)	$(486,033)

Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	1,128,813	1,083,643	1,138,675
Non-cash other operating income	—	—	(41,788)
Equity in net (income) loss of affiliates	(6,698)	(3,219)	12,997
Minority interests	8,894	5,471	50,307
Gain on sale of programming and affiliate interests, net	—	(64,968)	(2,232)
Loss (gain) on investments, net	(284,542)	138,312	(134,598)
Write-off of deferred financing costs	14,083	—	18,961
Unrealized loss (gain) on derivative contracts, net	218,740	(156,082)	149,911
Loss on extinguishment of debt	13,125	—	3,987
Equity classified stock based compensation expense	63,894	29,002	30,341
Deferred income tax	(143,763)	(85,184)	(208,159)
Amortization and write-off of feature film inventory	123,827	113,926	192,682
Amortization of deferred financing costs, discounts on indebtedness and other deferred costs	80,524	85,490	114,069
Provision for doubtful accounts	41,412	34,534	32,001
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(109,445)	(80,371)	(69,132)
Notes and other receivables	48,525	11,486	(20,814)
Note receivable from affiliate	—	—	12,877
Inventory, prepaid expenses and other assets	1,387	(11,159)	5,259
Advances/payables to affiliates	(1,263)	1,223	(2,906)
Feature film inventory	(137,196)	(142,703)	(258,371)
Other deferred costs	(14,931)	(99,203)	(17,690)
Accounts payable	41,170	30,606	11,915
Accrued liabilities	59,075	88,710	18,296
Feature film and other contract obligations	(29,784)	(222)	129,777
Deferred revenue	(3,820)	25,671	1,669
Deferred carriage payable	(17,336)	45,371	4,782
Minority interests	—	243	(947)

Net cash provided by operating activities	961,642	923,044	685,836

Cash flows from investing activities:
Capital expenditures	(886,297)	(769,292)	(697,514)
Payments for acquisitions, net of cash acquired	—	(4,231)	(84,738)
Proceeds from sale of equipment, net of costs of disposal	17,704	5,407	(194)
Decrease (increase) in investments in affiliates, net	(1,000)	(420)	32,664
Proceeds from sale of investment	—	—	2,029
Decrease (increase) in investment securities and other investments	907	(9,520)	61
Decrease (increase) in restricted cash	(2,936)	27,342	(35,797)
Additions to other intangible assets	(1,551)	(12,886)	(8,826)

Net cash used in investing activities	$(873,173)	$(763,600)	$(792,315)

See accompanying notes to
consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years ended December 31, 2006, 2005 and 2004
(Dollars in thousands)

	2006	2005	2004
Cash flows from financing activities:
Proceeds from bank debt	$5,463,000	$554,614	$3,342,095
Repayment of bank debt	(2,322,000)	(1,192,614)	(3,209,247)
Redemption of senior subordinated notes and debentures	(263,125)	—	(350,000)
Issuance of senior notes	—	—-	2,793,922
Proceeds from collateralized indebtedness	595,035	210,973	125,100
Repayment of collateralized indebtedness	(548,867)	(222,623)	(121,239)
Dividend distribution to common stockholders	(2,840,780)	—	—
Proceeds from derivative contracts	6,496	6,462	—
Settlement of derivative contracts	(50,864)	—	—
Redemption of preferred stock	—	—	(1,694,622)
Issuance of common stock	15,334	13,942	7,270
Principal payments on capital lease obligations and other debt	(8,739)	(11,956)	(16,245)
Deemed net capital contribution from shareholder	—	6,337	—
Additions to deferred financing and other costs	(47,540)	(70)	(70,086)
Distributions to minority partners	(14,709)	(9,659)	(1,748)

Net cash provided by (used in) financing activities	(16,759)	(644,594)	805,200

Effect of exchange rate changes on cash and cash equivalents	—	191	(191)
Net increase (decrease) in cash and cash equivalents from continuing operations	71,710	(484,959)	698,530
Cash flows of discontinued operations:
Net cash provided by (used in) operating activities	75,189	(64,535)	(73,860)
Net cash provided by (used in) investing activities	4,467	80,174	(84,816)
Net change in cash classified in assets held for sale	—	95,337	1,624
Net effect of discontinued operations on cash and cash equivalents	79,656	110,976	(157,052)

Cash and cash equivalents at beginning of year	397,496	771,479	230,001

Cash and cash equivalents at end of year	$548,862	$397,496	$771,479

See accompanying notes
to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIALSTATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 1.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company and Related Matters

Cablevision Systems Corporation and its majority-owned subsidiaries (“Cablevision” or the “Company”) own and operate cable television systems and through its subsidiary, Rainbow Media Holdings LLC, have ownership interests in companies that produce and distribute national and regional entertainment and sports programming services, including Madison Square Garden, L.P.  The Company also owns companies that provide advertising sales services for the cable television industry, provide telephone service, operate motion picture theaters, and through April 30, 2005, provided direct broadcast satellite service.  The Company classifies its business interests into three segments:  Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional cable television programming networks, including AMC, IFC, WE tv (formerly WE: Women’s Entertainment), fuse and the VOOM HD Networks; and Madison Square Garden, which owns and operates professional sports teams, regional cable television networks and an entertainment business.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and certain variable interest entities.  All significant intercompany transactions and balances are eliminated in consolidation.

Revenue Recognition

The Company recognizes video, high-speed data, Voice over Internet Protocol, and telephony revenues as the services are provided to subscribers.  Installation revenue for our video, consumer high-speed data and Voice over Internet Protocol services is recognized as installations are completed, as direct selling costs have exceeded this revenue in all periods reported.  The Company classifies amounts billed to its customers for franchise and regulatory fees as a component of revenue.

The Company’s programming businesses recognize affiliate fees from cable system, direct broadcast satellite operators and telecommunications companies as the programming is provided.  Advertising revenues are recognized when commercials are aired.  In some advertising sales arrangements, the Company’s programming businesses guarantee specified viewer ratings for their programming.  For these types of transactions, a portion of such revenue is deferred if the guaranteed viewer ratings are not met and is subsequently recognized either when the Company provides the required additional advertising time, the guarantee obligation contractually expires or performance becomes remote.

Revenues derived from other sources are recognized when services are provided or events occur.

Multiple-Element Transactions

If there is objective and reliable evidence of fair value for all elements of accounting in a multiple-element arrangement, the arrangement consideration is allocated to the separate elements of accounting based on relative fair values.  There may be cases in which there is objective and reliable evidence of the fair value of undelivered items in an arrangement but no such evidence for the delivered items.  In those cases, the Company utilizes the residual method to allocate the arrangement consideration.  Under the residual method, the amount of consideration allocated to the delivered items equals the total arrangement consideration less the aggregate fair value of the undelivered items.  In determining fair value, the Company refers to historical transactions or comparable cash transactions.

The Company may enter into affiliation agreements which are documented in one or more contracts; however negotiated contemporaneously.  Amounts paid/received by the Company may differ from the amounts that would have been paid/received if such arrangements were negotiated separately.  Judgments made in determining fair value impact the amount and period in which revenues are recognized over the term of the individual affiliation agreements.

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

Rights to feature film inventory acquired under license agreements along with the related obligations are recorded at the contract value when a license agreement is executed or the license period has begun, unless there is uncertainty with respect to either costs, acceptability or availability, then when the uncertainty is resolved.  Costs are amortized to technical and operating expense on a straight-line basis over the respective license periods.  The Company periodically reviews the programming usefulness of feature film inventory based on a series of factors, including ratings, type and quality of program material, standards and practices, and fitness of exhibition based on the programming of the individual programming service.  If it is determined that substantially all of the films in a film license agreement have no future programming usefulness and will no longer be exploited, a write-off for the portion of the unamortized cost of the film license agreement that was attributed to those films is recognized.

See Note 5 for a discussion of the Company’s review of the programming usefulness of our feature film inventory and impairment charges.

Advertising Expenses

Advertising costs are charged to expense when incurred.  Advertising costs amounted to $222,839, $204,019 and $195,046 for the years ended December 31, 2006, 2005 and 2004, respectively.

Restricted Cash

Restricted cash at December 31, 2006 and 2005 of $11,390 and $8,454, respectively, includes cash required to be set aside under operating agreements between Madison Square Garden and the Hartford Civic Center, Rentschler Field, and the National Hockey League, and for collateralized letters of credit entered into by Madison Square Garden.

Accounts Receivable

The Company periodically assesses the adequacy of valuation allowances for uncollectible accounts receivable by evaluating the collectibility of outstanding receivables and general factors such as length of time individual receivables are past due, historical collection experience, and the economic and competitive environment.

Investments

Investment securities and investment securities pledged as collateral are classified as trading securities and are stated at fair value with realized and unrealized holding gains and losses included in net income (loss).

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

Long-Lived and Indefinite-Lived Assets

Property, plant and equipment, including construction materials, are carried at cost, and include all direct costs and certain indirect costs associated with the construction of cable television transmission and distribution systems, and the costs of new product and subscriber installations.  Equipment under capital leases is recorded at the present value of the total minimum lease payments.  Depreciation on equipment is calculated on the straight-line basis over the estimated useful lives of the assets or, with respect to equipment under capital leases and leasehold improvements, amortized over the shorter of the lease term or the assets’ useful lives and reported in depreciation and amortization (including impairments) in the consolidated statements of operations.

Intangible assets established in connection with acquisitions consist of affiliation agreements and affiliation relationships, broadcast rights and other agreements (primarily cable television system programming agreements), season ticket holder relationships, suite holder contracts and relationships, advertising relationships, other intangibles and excess costs over fair value of net assets acquired.  These intangible assets are amortized on a straight-line basis over their respective estimated useful lives.  Excess costs over fair value of net assets acquired (“goodwill”) and the value of franchises, trademarks and certain other intangibles acquired in purchase business combinations which have indefinite useful lives are not amortized.

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

Feature Film Obligations

Amounts payable subsequent to December 31, 2006 related to the license of feature film inventory are as follows:

Years Ending December 31,

2007	$121,890
2008	84,152
2009	67,288
2010	48,988
2011	29,685
Thereafter	82,231

Deferred Carriage Fees

Deferred carriage fees represent amounts principally paid or payable to cable system and/or satellite operators to guarantee carriage of certain programming services and are amortized as a reduction to revenue over the period of the related guarantee (1 to 15 years).

Deferred Financing Costs

Costs incurred to obtain debt are deferred and amortized to interest expense using the straight-line method over the life of the related debt.

Income Taxes

Income taxes are provided based upon the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires the asset and liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets, subject to an ongoing assessment of realizability.  The Company provides deferred taxes for the outside basis difference of its investment in partnerships.

Common Stock

Each holder of Cablevision NY Group Class A common stock has one vote per share while holders of Cablevision NY Group Class B common stock have ten votes per share.  Cablevision NY Group Class B stockholders have the right to elect 75% of the members of the Company’s Board of Directors while the Cablevision NY Group Class A stockholders are entitled to elect the remaining 25% of the Company’s board.  In addition, Class B stockholders entered into an agreement which has the effect of causing the voting power of these Class B stockholders to be cast as a block.  The Company has never paid dividends on its common stock, except for a special cash dividend of $10.00 per share paid on April 24, 2006 to all Class A and Class B holders of record at the close of business on April 18, 2006.

Cablevision and CSC Holdings, a wholly-owned subsidiary of Cablevision, may pay dividends on their capital stock only from surplus as determined under Delaware law.  If dividends are paid on the Cablevision NY Group common stock, holders of the Cablevision NY Group Class A common stock and Cablevision NY Group Class B common stock are entitled to receive dividends, and other distributions in cash, stock or property, equally on a per share basis, except that stock dividends with respect to Cablevision NY Group Class A common stock may be paid only with shares of Cablevision NY Group Class A common stock and stock dividends with respect to Cablevision NY Group Class B common stock may be paid only with shares of Cablevision NY Group Class B common stock.  Cablevision’s and CSC Holdings’ senior notes and debentures and Rainbow National Services LLC’s senior and senior subordinated notes restrict the amount of dividends and distributions in respect of any equity interests that can be made.

	Shares Outstanding
	CNYG Class A Common Stock	CNYG Class B Common Stock
Balance at December 31, 2004	221,986,022	65,817,742
Conversion of CNYG Class B common stock to CNYG Class A common stock	1,657,478	(1,657,478)
Employee and non-employee director stock transactions	1,625,214	—

Balance at December 31, 2005	225,268,714	64,160,264
Conversion of CNYG Class B common stock to CNYG Class A common stock	423,450	(423,450)
Employee and non-employee director stock transactions	2,951,404	—

Balance at December 31, 2006	228,643,568	63,736,814

Special Dividend Payment

On April 7, 2006, the Board of Directors of the Company declared a special cash dividend of $10.00 per share on each outstanding share of its Cablevision NY Group Class A common stock and Cablevision NY Group Class B common stock.  The dividend was paid on April 24, 2006 to holders of record at the close of business on April 18, 2006.  The dividend was paid from the proceeds of a distribution of approximately $3,000,000 held in cash and cash equivalents from CSC Holdings to Cablevision.  The

CSC Holdings distribution was funded from the proceeds of its term B loan facility which closed on March 29, 2006 (see Note 9).  The dividend payment on all outstanding shares of Cablevision common stock and certain common stock equivalents amounted to $2,834,649.  In addition, up to $126,838 representing $10.00 for each outstanding restricted share and each stock appreciation right and stock option vested as of December 31, 2004, would be payable when, and if, the restrictions lapse on each restricted share and when, and if, such stock appreciation rights and stock options are exercised.  The Company recorded a decrease in additional paid in capital of $1,326,227 and an increase in accumulated deficit of $1,581,709 in connection with the payment of the special dividend on April 24, 2006.

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

Because the Company generated a loss from continuing operations for the years ended December 31, 2006, 2005 and 2004, the outstanding common stock equivalents during each respective period had no dilutive effect.

In the second quarter of 2004, the Company implemented Emerging Issues Task Force (“EITF”) Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128.  EITF 03-6 requires convertible participating securities to be included in the computation of earnings per share using the “two-class” method.  The Company’s Series A Exchangeable Participating Preferred Stock was considered a convertible participating security.  When applicable, basic and diluted earnings per share would be restated to reflect the impact of utilizing the two-class method required by EITF 03-6.  The implementation of EITF 03-6 had no impact on earnings per share for the year ended December 31, 2004, and subsequent to August 2004, the Company has not had any convertible participating securities outstanding.

Comprehensive Income (Loss)

Comprehensive income (loss), which is reported on the accompanying consolidated statements of shareholders’ deficiency consists of net income (loss) and other gains and losses affecting shareholders’ deficiency or attributed net assets that, under U.S. generally accepted accounting principles (“GAAP”), are excluded from net income (loss).  These components of accumulated other comprehensive income (loss) consist primarily of minimum pension liability adjustments, net of taxes and in 2005 and 2004 foreign currency translation gains (losses), net of taxes.

In 2006, 2005 and 2004, the accumulated benefit obligation of the Company’s defined benefit plans exceeded the fair value of plan assets. As a result, the Company recorded a non-cash charge (benefit) to accumulated comprehensive loss, net of taxes, of $1,484, $(182) and $2,792, respectively, as required by SFAS No. 87 Employers’ Accounting for Pensions (“Statement No. 87”).  Additionally, as of December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“Statement

No. 158”) as described in Note 15.  As a result of adopting Statement No. 158 in 2006, the Company recognized an additional $6,904, net of taxes, which was also charged to accumulated other comprehensive loss, net of taxes.

Share-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (“Statement No. 123R”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  Statement No. 123R eliminates the ability to account for share-based compensation transactions, as the Company formerly did, using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair-value-based method and recognize such fair value of share-based payments as expenses in the consolidated statement of operations.

The Company adopted Statement No. 123R using the modified prospective method as of January 1, 2006. The Company’s consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of adopting Statement No. 123R.  In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of Statement No. 123R (See note 16).

Share-based compensation expense recognized during the period is based on the fair value of the portion of share-based payment awards that is ultimately expected to vest.  Share-based compensation expense recognized in the consolidated statement of operations during the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”).  As share-based compensation expense recognized in the statements of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  Statement No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under Statement No. 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation. In addition, the operating results of Fox Sports Net Chicago have been classified as discontinued operations in the consolidated statements of operations and cash flows for all periods presented.

Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

During 2006, 2005 and 2004, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Years Ended December 31,
	2006	2005	2004
Non-Cash Investing and Financing Activities:
Continuing Operations
Acquisition of the 40% minority interest in certain Regional Programming Partners entities in exchange for the Company’s Interests in Fox Sports Net Ocho, Fox Sports Net Florida, National Sports Partners and National Advertising Partners	$—	$604,080	$—
Notes payable, including interest, contributed by News Corporation to Regional Programming Partners for no consideration	—	152,907	—
Capital lease obligations	11,751	180	2,952
Asset retirement obligations	136	10,870	—
Dividends payable on equity classified share-based awards	67,156	—	—
Leasehold improvements paid by landlord	1,960	—	—
Investment in affiliate	1,294	—	—
Redemption of collateralized indebtedness with restricted cash and related prepaid forward contracts	—	116,544	—
Redemption of collateralized indebtedness with related prepaid forward contracts and stock	290,943	247,647	—
Redemption of collateralized indebtedness with related prepaid forward contracts	31,385	43,604	—
Redemption of collateralized indebtedness associated with AT&T Wireless shares with restricted cash, net of related forward contract	—	—	105,000
Receipt of restricted cash for AT&T Wireless shares	—	—	213,647
Rights payments offset with repayment of a note receivable	—	40,000	—

Discontinued Operations
Make whole payment obligation, including interest, to Loral	50,898	—	—

Supplemental Data:
Cash interest paid—continuing operations	$831,019	$698,184	$636,277
Cash interest paid—discontinued operations	15	90	314
Income taxes paid (refunded), net—continuing operations	11,184	(4,005)	6,952
Income taxes paid (refunded), net—discontinued operations	—	18	(539)

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“Statement No. 133”).  Statement No. 133 requires that an entity recognize all derivatives, as defined, as either assets or liabilities measured at fair value.  The Company uses derivative instruments to manage its exposure to market risks from changes in certain equity prices and interest rates and does not hold or issue derivative instruments for speculative or trading purposes.  These derivative instruments are not designated as hedges, and changes in the fair values of these derivatives are recognized in earnings as gains (losses) on derivative contracts.

Concentrations of Credit Risk

Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade receivables.  Cash is invested in money market funds, bank time deposits or in obligations of the U.S. Treasury.  The Company’s cash investments are placed with money market funds or financial institutions that have received the highest rating awarded by Standard & Poor’s and Moody’s Investors Services.  The Company did not have a single customer that represented 10% or more of its consolidated net revenues for the years ended December 31, 2006, 2005 and 2004, respectively, or 10% or more of its consolidated net trade receivables at December 31, 2006 and 2005, respectively.

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

Recently Adopted Accounting Standards

Defined Benefit Pension and Other Postretirement Plans

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 158 which requires companies to recognize in their statement of financial position an asset for a postretirement benefit plan’s overfunded status or a liability for a plan’s underfunded status and to measure a plan’s assets and its obligations that determine its funded status as of the end of the company’s fiscal year.  Additionally, Statement No. 158 requires companies to recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur and to report those changes in comprehensive income (loss).  The provisions of Statement No. 158 have two separate effective dates.  The provision of Statement No. 158 that requires a company (with a calendar year-end) to recognize the funded status of its pension plan, and the disclosure requirements, was effective as of December 31, 2006, and the provision of Statement No. 158 that requires a company (with a calendar year-end) to measure plan assets and benefit obligations as of the date of its fiscal year-end balance sheet is effective as of December 31, 2008.  See Note 15 for a discussion of the impact of the Company’s adoption of Statement No. 158.

Accounting Changes and Error Corrections

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“Statement No. 154”).  Statement No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  It requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  Statement No. 154 requires that a change in method of calculating depreciation, amortization, or depletion for long-lived nonfinancial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle.  APB Opinion No. 20 previously required that such a change be reported as a change in accounting principle.  Statement No. 154 was effective for accounting changes and corrections of errors made by the Company beginning January 1, 2006.

Limited Partnerships

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

NOTE 2.                STAFF ACCOUNTING BULLETIN NO. 108

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB No. 108 is effective for the Company’s year ended December 31, 2006.  The primary concepts set forth in SAB No. 108 are as follows:

•                  Registrants should quantify errors using both the “rollover” approach and “iron curtain” approach (collectively referred to as the “dual approach”) and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  The rollover approach focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements.  Because the focus is on the income statement, the rollover approach can lead to the accumulation of misstatements in the balance sheet that may become material.  The iron curtain approach focuses primarily on the effect of correcting for the accumulated misstatement as of the balance sheet date, essentially correcting the balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.

•                  If correcting an error in the current year materially affects the current year but the item was not material in any prior year, “the prior year financial statements should be corrected, even though such revision previously was and continues to be immaterial to the prior year financial statements.”  However, in this circumstance, correcting prior year financial statements for immaterial errors does not require amending previously filed financial statements - the correction can be made the next time the prior year financial statements are filed.

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

SAB No. 108 provides for the following transition guidance in the initial period of adoption:

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

Historically, the Company has evaluated uncorrected differences utilizing the “rollover” approach.  The Company believes its prior period assessments of uncorrected differences utilizing the “rollover” approach and the conclusions reached regarding its quantitative and qualitative assessments of materiality of such uncorrected differences, individually and in the aggregate, were appropriate.  In accordance with the guidance set forth in SAB No. 108, the Company has corrected certain identified historical uncorrected balance sheet differences, which arose prior to January 1, 2006, as a cumulative effect adjustment to opening accumulated deficit as of January 1, 2006 in accordance with the “dual approach” set forth in SAB No. 108 as discussed above.  The requirement to adopt the guidance set forth in SAB No. 108, including the estimated impact, was initially disclosed in the Company’s Form 10-Q for the quarter ended June 30, 2006.

The following table summarizes the impact of applying the guidance set forth in SAB No. 108 on the Company’s 2006 opening accumulated deficit balance:

	Additional Income (Expense)
	Period in which the Uncorrected Differences Originated

	Cumulative			Adjustment
	Uncorrected			Recorded as of
	Differences as	Years Ended December 31,		January 1,
	of December 31, 2003	2004	2005	2006 to Accumulated Deficit

Excess accrual balances and other items, net of taxes(a)	$103,865	$531	$(1,952)	$102,444
Tax adjustment relating to disability insurance(b)	1,858	(1,497)	9,734	10,095
Rent expense, net of taxes(c)	(6,756)	(914)	(766)	(8,436)
Revenue related to promotional rates, net of taxes(d)	311	5,325	4,845	10,481
Video on demand revenue, net of related expenses and taxes(e)	791	45	54	890
Programmer audit accruals, net of taxes(f)	216	1,348	373	1,937
Disability and life insurance accruals, net of taxes(g)	1,564	389	254	2,207
Goodwill amortization, net of taxes(h)	2,076	—	(26)	2,050
Impact on accumulated deficit	$103,925	$5,227	$12,516	$121,668

(a)                      In periods prior to 2000, the Company had determined that certain accounts payable and accrued liability account balances (including accruals for programming costs, non-income based taxes, worker’s compensation, franchise fees, health and dental, and pensions, among others) which had accumulated over a number of years to an aggregate $108,646, net of taxes, as of December 31, 2003, were not supportable as liabilities that the Company would be required to satisfy.  These amounts were substantially “frozen” as of December 31, 1999.  Historically, the Company had concluded that such prior year uncorrected differences were quantitatively and qualitatively immaterial to the Company’s prior year financial statements using the rollover method.  This adjustment also includes $2,190, net of taxes, as of December 31, 2003, representing an excess reserve for unreturned analog converters that was not adjusted in prior periods to reflect actual losses and $(3,677), net of taxes, as of December 31, 2003, relating to unreconciled cash receipts.  Additionally, this adjustment includes goodwill aggregating $3,292, net of taxes, as of December 31, 2003, and $1,994, net of taxes, for the year ended December 31, 2005, relating primarily to businesses that were sold where such goodwill was not included in their cost basis at the time of their sale for purposes of computing the associated gain on sale.

(b)                     In calculating the Company’s tax provision for periods through December 31, 2005, the Company incorrectly treated tax-exempt disability insurance proceeds as taxable and non-deductible disability insurance premiums as tax deductible with regard to disability insurance arrangements associated with players of certain of the Company’s professional sports teams.

(c)                      The Company historically recorded rent expense related to certain of its operating leases based on the contractual terms of the respective lease agreements instead of on a straight-line basis over the lease term as required by U.S. generally accepted accounting principles.  This adjustment represents the impact of correcting the recognition of rent expense to the straight-line basis.

(d)                     The Company determined that it did not recognize in the appropriate period a portion of revenue earned related to certain cable television customers with promotional rates. This revenue was recognized when the promotional rates expired, generally occurring one year after the promotion commenced.  This adjustment represents the revenue that should have been recognized in the respective periods when the services were provided, net of related tax effects.

(e)                      Prior to 2006, the Company recorded certain revenue from video on demand services as the services were billed to the customer instead of when the services were provided.  Such revenue was historically recorded in the subsequent month’s billing cycle.  This adjustment reflects the recognition of revenue, net of related expenses and taxes, which should have been recorded in the respective periods when the services were provided.

(f)                        The Company’s contracts with programming content providers typically allow for periodic audits of the programming payments made by the Company to these providers.  The Company records an accrual for a loss contingency related to the associated potential underpayment of programming fees if such amounts are deemed probable and estimable.  Based on the Company’s review of this accrual balance, it determined that the accrual was overstated in previous years based upon the occurrence of historical events.  This adjustment reflects the reduction of the accrual balance, net of taxes, in the appropriate periods.

(g)                     The Company determined that its accrual for disability and life insurance premiums for one of the Company’s segments was based on an estimate that was not adjusted on a quarterly basis to reflect actual premiums paid.  This adjustment reflects the reduction of the accrual, net of taxes, for the respective periods.

(h)                     In 2002, the Company inappropriately amortized goodwill of $2,076, net of taxes.  This adjustment reflects the reversal of the amortization recognized in 2002.  U.S. generally accepted accounting principles required the Company to cease amortization of goodwill effective January 1, 2002.

The following table summarizes the impact of applying the guidance in SAB No. 108 related to the adjustments described above on the Company’s 2006 opening accumulated deficit by segment:

	Additional Income (Expense)
	Cumulative Uncorrected Differences as of January 1, 2006
	Tele- communications	Rainbow	Madison Square Garden	Other	Total
Excess accrual balances and other items	$70,045	$22,837	$4,792	$29,737	$127,411
Rent expense	(10,040)	(1,380)	—	(2,920)	(14,340)
Revenue related to promotional rates	17,768	—	—	—	17,768
Video on demand revenue, net of related expenses	1,509	—	—	—	1,509
Programmer audit accruals	3,284	—	—	—	3,284
Disability and life insurance accruals	—	3,819	—	—	3,819
Goodwill amortization	—	—	3,474	—	3,474
	$82,566	$25,276	$8,266	$26,817	142,925

Income tax expense*					(31,352)
Tax adjustment relating to disability insurance					10,095
Impact on accumulated deficit					$121,668

*                           The income tax expense impact presented above is less than the amount that would be derived by applying the statutory rate to the aggregate pre-tax adjustment due to an income tax benefit of $28,553 resulting from a decrease in the required amount of the valuation allowance at the beginning of 2002 due to the decrease in deferred tax assets recognized in connection with the adjustments related to the excess accrual balances.  The valuation allowance was eliminated later in 2002 in connection with the application of purchase accounting associated with an acquisition.

The following table summarizes the impact of applying the cumulative effect adjustments discussed above to the Company’s consolidated balance sheet, including the impact on accumulated deficit, as of December 31, 2005, as recognized effective January 1, 2006:

Cumulative Effect Adjustment Recorded in Accumulated Deficit as of January 1, 2006
Increase (Decrease)

Accounts receivable, trade	$14,570
Deferred tax asset	(10,788)
Total current assets	3,782

Property, plant and equipment	3,714
Investment in affiliates	341
Deferred tax asset	(25,662)
Intangible assets(1)	45,641
Total assets	27,816

Accounts payable	(20,639)
Accrued employee related costs	(15,515)
Other accrued expenses	(102,844)
Deferred tax liability	29,649
Total current liabilities	(109,349)

Deferred tax liabilities	1,470
Other long-term liabilities	13,732
Minority interests	295
Total liabilities	(93,852)

Accumulated deficit (aggregate cumulative effect adjustment, net of taxes)	$(121,668)

(1)             Includes the impact on previously recorded goodwill related to certain prior period purchase accounting transactions which result from the adjustment to deferred tax assets related to the reversal of the excess accrual balances discussed in footnote (a) above and the item discussed in footnote (h) above.

NOTE 3.                TRANSACTIONS

2005 Transactions

Regional Programming Partners Restructuring

In April 2005, the Company and News Corporation restructured their ownership of Regional Programming Partners.  Prior to the April 2005 transaction, Regional Programming Partners was owned 60% by the Company and 40% by News Corporation.  As a result of the restructuring, the Company now owns 100% of Madison Square Garden, 100% of Fox Sports Net Chicago (which was shut down in June 2006) and 50% of Fox Sports Net New England and therefore, no portion of the results of operations of these businesses is allocated to minority interests after the acquisition.  In connection with the restructuring, these businesses extended the terms of their long-term affiliation agreements with National Sports Partners and their advertising representation agreements with National Advertising Partners.

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

The Company has accounted for this exchange in accordance with APB Opinion No. 29, Accounting for Nonmonetary Transactions and, accordingly, the Company recorded the transaction with News Corporation at fair value at the date of the restructuring.  The Company recorded a gain in discontinued operations of $266,810, net of taxes, in connection with the transfer of the Company’s interests in Fox Sports Net Ohio and Fox Sports Net Florida.  The Company recorded a gain in continuing operations of $66,558 in connection with the transfer of National Sports Partners and National Advertising Partners.  In addition, the excess of the net book value of the assets acquired over the purchase price of $94,320 was allocated to specific assets and liabilities based on fair values as follows:

	Useful Life

Land and development rights	Indefinite	$37,573
Property and equipment, net	2 to 27.5 years	12,396
Amortizable intangible assets:
Affiliation agreements	4 years	17,951
Affiliation relationships	24 years	85,824
Advertiser relationships	7 years	6,004
Season ticket holder relationships	12 to 15 years	73,124
Suite holder contracts and relationships	3 to 11 years	21,167
Indefinite-lived intangible assets:
Trademarks		53,880
Sports franchises		96,215
Excess costs over fair value of net assets acquired		(460,853)
Other assets and liabilities, net		9,399
Unfavorable contracts		(47,000)
Net step-down to historical carrying values		$(94,320)

The Regional Programming Partners restructuring transaction was substantially tax deferred.

The unaudited pro forma revenue, loss from continuing operations, net income (loss), loss per share from continuing operations and net income (loss) per share of the Company, as if the Company’s acquisition of the interests in entities exchanged with News Corporation had occurred on January 1, 2005 and 2004, are as follows:

	Years Ended December 31,
	2005	2004

Revenues	$5,172,478	$4,632,537

Loss from continuing operations	$(137,388)	$(510,564)

Net income (loss)	$79,465	$(703,476)

Basic and diluted loss per share from continuing operations	$(0.49)	$(1.78)

Basic and diluted net income (loss) per share	$0.28	$(2.45)

Agreements with EchoStar

In April 2005, subsidiaries of Cablevision and CSC Holdings entered into agreements with EchoStar Communications Corporation (“EchoStar”) relating to the launch and operation of the business of Rainbow HD Holdings LLC, the Company’s VOOM HD Networks high-definition television programming service.  This transaction closed in November 2005.  Under those arrangements, EchoStar was initially distributing a portion of the VOOM HD Networks programming service and, beginning in 2006, began carrying 15 of the channels included in the programming service.  In connection with the arrangements, EchoStar was issued a 20% interest in Rainbow HD Holdings, the Company’s subsidiary owning the VOOM HD Networks, and that 20% interest will not be diluted until $500,000 in cash has been invested in Rainbow HD Holdings’ equity by the Company.

Under the terms of the affiliation arrangements with EchoStar covering the VOOM HD Networks for a 15 year term, if Rainbow HD Holdings fails to spend $100,000 per year, up to a maximum of $500,000 in the aggregate, on its service offerings, EchoStar may terminate the affiliation agreement.  The Company has the right to terminate the affiliation agreement if the VOOM HD Networks are discontinued in the future.  The agreements resulted in a non-monetary exchange whereby the Company provided EchoStar a 20% interest in Rainbow HD Holdings in exchange for deferred carriage fees.  Accordingly, the Company recorded deferred carriage fees for the fair value of the 20% interest in Rainbow HD Holdings LLC surrendered of $18,101, which resulted in a gain on the issuance of member’s interest by a subsidiary of $10,397 (net of transaction costs of $295 and taxes of $7,409).  Since Rainbow HD Holdings LLC is a start-up company, the gain was recorded as an increase to paid-in capital.

2004 Transactions

DTV Norwich

In January 2004, Rainbow DBS Company, LLC, (“Rainbow DBS”) an indirect wholly-owned subsidiary of the Company, invested $100 for a 49% interest in DTV Norwich, an entity that acquired licenses at auction from the Federal Communications Commission (“FCC”) to provide multichannel video distribution and data service (“MVDDS”) in 46 metropolitan areas in the United States.  In connection with the equity investment, the Company loaned DTV Norwich an additional $84,600 for the acquisition of these licenses (the “DTV Norwich Transaction”).  Under the terms of the promissory note with DTV Norwich, the loan was forgiven when the FCC granted the MVDDS licenses to DTV Norwich on July 27, 2004 and September 23, 2004.

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

Pursuant to FASB Interpretation No. 46R (“FIN No. 46R”), Consolidation of Variable Interest Entities, this entity was consolidated with the Company as of the date of the transaction, January 2004, since it did not have sufficient equity to demonstrate that it could finance its activities without additional subordinated financial support.  The acquired licenses were recorded as other intangible assets and were deemed to have indefinite lives.  Since this variable interest entity is not considered a business pursuant to FIN No. 46R, the excess of the fair value of the consideration paid and the newly consolidated non-controlling interest over the fair value of the newly consolidated identifiable assets, of $7,436 net of taxes of $5,384, was recorded as an extraordinary loss.  In connection with the Company’s decision in December 2004 to seek strategic alternatives for the Rainbow DBS business, the Company reduced the carrying value of the acquired licenses to their estimated fair value of $6,113 based on available MVDDS auction value information.

NOTE 4.                RESTRUCTURING CHARGES

In December 2001, the Company recorded restructuring charges of $56,442 (including $13,720 for discontinued operations) which included expenses of $21,018 (including $9,403 for discontinued operations) associated with the elimination of approximately 600 positions, primarily in corporate, administrative and infrastructure functions across various business units of the Company, and estimated expenses of $35,424 (including $4,317 for discontinued operations) associated with facility realignment and other related costs.

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

During 2006, 2005 and 2004, the Company recorded restructuring charges aggregating $392, $1,024 and $4,756, respectively, associated with the elimination of certain positions in various business units of the Company and facility realignment costs.

At December 31, 2006, the restructuring liability of $4,201 was classified as a current liability in the consolidated balance sheet.

The following table summarizes the restructuring liability, net of related sublease amounts, at December 31, 2006:

	2001 Plan	2001 Plan	2002 Plan	2002 Plan	2003 Plan	2004 Plan	2005 Plan	2006 Plan
	Employee Severance	Facility Realignment and Other Costs (b)	Employee Severance	Facility Realignment and Other Costs (a) (b)	Employee Severance	Employee Severance	Employee Severance	Facility Realignment

Balance at December 31, 2003	$3	$19,212	$207	$39,623	$2,258	$—	$—	$—

Additional charges (credits)	—	(5,589)	(68)	(172)	238	4,756	—	—
Payments	(3)	(7,242)	(139)	(9,218)	(2,418)	(3,818)	—	—

Balance at December 31, 2004	—	6,381	—	30,233	78	938	—	—
Additional charges (credits)	—	(1,480)	—	(578)	234	263	1,024	—
Payments	—	(3,114)	—	(28,857)	(312)	(1,201)	(1,001)	—

Balance at December 31, 2005	—	1,787	—	798	—	—	23	—
Additional charges (credits)	—	(4,521)	—	525	—	—	(23)	392
Payments and accrual of sublease receivable, net	—	2,734	—	(1,323)	—	—	—	(290)
Accrued restructuring balance at December 31, 2006	$—	$—	$—	$—	$—	$—	$—	$102

(a)                      In August 2005, the Company made a $25,000 payment to satisfy its required commitment with a supplier associated with the 2002 restructuring plan.

(b)                     For the year ended December 31, 2006, the Company recorded restructuring credits of $3,996 relating primarily to changes to the Company’s previous estimates recorded in connection with the 2001 and 2002 facility realignment.  Based on the restructuring credits recorded and payments made by the Company, the restructuring liability relating to these plans, net of sublease amounts, as of December 31, 2006 was zero.

In addition to the facility realignment charges of $392 in 2006 which are expected to be completed by June 2009, the Company recorded restructuring charges of $143 associated with the elimination of approximately ten positions at a programming business within the Rainbow segment (which was fully paid as of December 31, 2006).

The cumulative amount of restructuring charges incurred by the Company for continuing operations for each of the restructuring plans are as follows:

	2001 Plan	2002 Plan	2003 Plan	2004 Plan	2005 Plan	2006 Plan	Total
Employee severance	$15,108	$19,586	$6,583	$5,019	$1,001	$143	$47,440
Facility realignment and other costs	23,234	54,545	—	—	—	392	78,171
Cumulative restructuring charges recognized as of December 31, 2006	$38,342	$74,131	$6,583	$5,019	$1,001	$535	$125,611

NOTE 5.                IMPAIRMENT CHARGES

In connection with the Company’s Board of Directors’ decision in December 2004 to suspend pursuing the spin-off of its Rainbow Media Enterprises subsidiary and instead to pursue strategic alternatives for its Rainbow DBS business, the Company performed a review of its assets for recoverability.  The Company recorded an impairment charge of $90,540 included in depreciation and amortization expense relating to long-lived assets and other indefinite-lived intangible assets and a charge of $75,805 included in technical and operating expenses representing the write down of certain film and programming contracts of the VOOM HD Networks within the Rainbow segment.  In addition, the Company recorded an impairment charge of $155,415 reflecting the excess of the carrying value over the estimated fair value of long-term assets and goodwill and other indefinite-lived intangible assets and a charge of $33,052 representing the write-off of equipment inventory and deposits which have been recorded in discontinued operations.  The impairment charges related to film and programming contracts, equipment inventory and deposits are based on net realizable value and the impairment charges related to goodwill, intangible and long-lived assets are based on estimates of fair value of those assets.

The Company recorded impairment charges of $2,394, included in depreciation and amortization, relating to certain other long-lived assets deemed impaired within its theater operations and Rainbow segment in 2004.

In 2005, the Company recorded impairment charges of $7,697, included in depreciation and amortization, primarily for certain long-lived assets and intangibles within its Rainbow segment and theater operations.

During 2006, the Company recorded impairment charges of $2,104, included in depreciation and amortization, primarily for certain long-lived assets and intangibles within its theater operations and PVI Virtual Media business.

As part of its periodic review of expected programming usefulness, the Company recorded an impairment loss of $1,640, $663 and $297 in 2006, 2005 and 2004, respectively.  Such amounts represent the write-off of the carrying value of certain film and programming contracts of the Company’s Rainbow segment and are included in technical and operating expense.

In June 2006, the operations of the Fox Sports Net Chicago programming business were shut down.  In connection with the shut down, the Company recorded a goodwill impairment charge of $5,121 which was classified in discontinued operations.

NOTE 6.                                                 DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

The operating results of Fox Sports Net Ohio and Fox Sports Net Florida (in connection with the Regional Programming Partners restructuring in April 2005), Fox Sports Net Chicago and the Rainbow DBS satellite distribution business (in connection with the Board of Directors’ authorization to shut down the business), net of taxes, have been classified in the consolidated statements of operations as discontinued operations for all periods presented.  Operating results of discontinued operations for the years ended December 31, 2006, 2005 and 2004 are summarized below:

	Year Ended December 31, 2006
	Fox Sports Net Chicago (a)	Rainbow DBS Satellite Distribution Business (b)	Other	Total
Revenues, net	$79,204	$—	$—	$79,204

Income (loss) before income taxes	$72,985	$(56,741)	$(62)	$16,182
Income tax benefit (expense)	(32,030)	23,269	25	(8,736)

Net income (loss)	$40,955	$(33,472)	$(37)	$7,446

(a)                      Revenues, net includes $77,996 representing the collection in June 2006 of affiliate revenue from a cable affiliate, including $71,396 relating to periods prior to 2006, that had not been previously recognized due to a contractual dispute.  The underlying contract was terminated in June 2006 and no further payments will be received under this contract.

(b)                     Income (loss) before income taxes includes the recognition of the Make Whole Payment obligation due to Loral Space and Communications Holding Corporation (see discussion below).

	Year Ended December 31, 2005
	Fox Sports Net Chicago	Fox Sports Net Ohio and Fox Sports Net Florida	Rainbow DBS Satellite Distribution Business	Other	Total
Revenues, net	$3,433	$40,018	$8,776	$—	$52,227

Income (loss) before income taxes	$2,743	$466,460	$(102,983)	$4,405	$370,625
Income tax benefit (expense)	(1,123)	(192,998)	42,151	(1,802)	(153,772)

Net income (loss) including gain on restructuring of Regional Programming Partners of $266,810, and other gain of $2,618, net of taxes	$1,620	$273,462	$(60,832)	$2,603	$216,853

For the year ended December 31, 2005, the Company recorded a gain, net of taxes, of $2,521, primarily representing the transfer of the Company’s ownership interest in a subsidiary of PVI to PVI’s minority partner for the minority partner’s remaining ownership interest in PVI.  In addition, the Company recorded a gain, net of taxes, of $97 for the year ended December 31, 2005 that related primarily to a reduction of health and welfare expenses in connection with the transfer of the retail electronics business.

	Year Ended December 31, 2004
	Fox Sports Net Chicago	Fox Sports Net Ohio and Fox Sports Net Florida	Rainbow DBS Satellite Distribution Business	Other	Total
Revenues, net	$117,500	$168,085	$14,742	$—	$300,327

Income (loss) before income taxes	$23,136	$39,054	$(375,345)	$(6,954)	$(320,109)
Income tax benefit (expense)	(9,555)	(16,130)	155,018	5,300	134,633
Net income (loss)	$13,581	$22,924	$(220,327)	$(1,654)	$(185,476)

For the year ended December 31, 2004, the Company recorded losses, net of taxes, of $1,092, representing the finalization of film asset adjustments that relate to the sale of the Bravo programming business in 2002.  In addition, the Company recorded losses, net of taxes, of $562 for the year ended December 31, 2004 that related primarily to estimated legal and payroll tax settlements in connection with the transfer of the retail electronics business.

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

In September 2005, Loral filed an action against Cablevision and Rainbow DBS for breach of contract based on a letter agreement dated March 23, 2001 (“the Letter Agreement”) between Loral and Rainbow DBS.  Loral alleges that the sale of the Rainbow-1 satellite and related assets to EchoStar constituted a sale of “substantially all of the assets of Rainbow DBS” triggering a “Make Whole Payment” under the Letter Agreement of $33,000 plus interest.  A trial in this matter took place in January 2007 in New York Supreme Court for New York County.  On January 24, 2007, the jury returned a verdict finding that the EchoStar sale had triggered a Make Whole Payment under the Letter Agreement, requiring a payment to Loral of $50,898, including interest, which has been accrued for as of December 31, 2006 and reflected as an expense in discontinued operations.  Cablevision and Rainbow DBS have filed a motion for judgment as a matter of law, or in the alternative for a new trial, which is pending.

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

Fox Sports Net Chicago

In June 2006, the operations of the Fox Sports Net Chicago programming business were shut down.  In connection with the shut down, the Company recorded a goodwill impairment charge of $5,121 which was classified in discontinued operations.

NOTE 7.                PROPERTY, PLANT AND EQUIPMENT

Costs incurred in the construction of the Company’s cable television system, including line extensions to, and upgrade of, the Company’s hybrid fiber-coaxial infrastructure and headend facilities are capitalized.  These costs consist of materials, subcontractor labor, direct consulting fees, and internal labor and related costs associated with the construction activities.  The internal costs that are capitalized consist of salaries and benefits of Company employees and the portion of facility costs, including rent, taxes, insurance and utilities, that supports the construction activities.  These costs are depreciated over the estimated life of the plant (12-25 years), and headend facilities (4-15 years).  Costs of operating the plant and the technical facilities, including repairs and maintenance and call completion fees, are expensed as incurred.

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

Property, plant and equipment (including equipment under capital leases) consist of the following assets, which are depreciated or amortized on a straight-line basis over the estimated useful lives shown below:

	December 31,		Estimated
	2006	2005	Useful Lives
Customer equipment	$1,565,089	$1,359,758	3 to 5 years
Headends and related equipment	610,563	578,880	4 to 15 years
Central office equipment	456,670	397,450	5 to 10 years
Infrastructure	4,599,159	4,391,527	3 to 25 years
Program, service and data processing equipment	1,254,713	1,201,999	2 to 13 years
Microwave equipment	37,484	35,084	5 to 8 years
Construction in progress (including materials and supplies)	68,136	63,157	—
Furniture and fixtures	171,311	163,035	3 to 10 years
Transportation equipment	228,414	217,604	3 to 15 years
Buildings and building improvements	368,921	358,140	2 to 40 years
Leasehold improvements	531,471	516,452	Term of lease
Land	79,989	79,985	—
	9,971,920	9,363,071
Less accumulated depreciation and amortization	6,257,078	5,494,994
	$3,714,842	$3,868,077

Depreciation expense on property, plant and equipment (including capital leases) for the years ended December 31, 2006, 2005 and 2004 amounted to $1,034,628, $981,057 and $967,306 (including impairments of $1,205, $2,734 and $14,437 in 2006, 2005 and 2004), respectively.

At December 31, 2006 and 2005, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

	December 31,
	2006	2005
Equipment	$122,400	$113,766
Less accumulated amortization	75,817	67,443
	$46,583	$46,323

NOTE 8.                INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at December 31, 2006 and 2005:

	December 31,		Estimated
	2006	2005	Useful Lives
Gross carrying amount of amortizable intangible assets
Affiliation relationships and affiliation agreements	$783,774	$782,367	4 to 24 years
Broadcast rights and other agreements	86,748	86,748	10 to 11 years
Season ticket holder relationships	75,005	75,005	10 to 15 years
Suite holder contracts and relationships	21,167	21,167	3 to 11 years
Advertiser relationships	104,071	104,071	7 to 10 years
Other intangibles	40,819	87,400	1 to 20 years
	1,111,584	1,156,758

Accumulated amortization
Affiliation relationships and affiliation agreements	366,888	305,677
Broadcast rights and other agreements	50,746	44,075
Season ticket holder relationships	10,027	4,576
Suite holder contracts and relationships	5,815	2,491
Advertiser relationships	42,814	31,315
Other intangibles	19,139	29,810
	495,429	417,944
Indefinite-lived intangible assets
Franchises	731,848	731,848
Sports franchises	96,215	96,215
FCC licenses and other intangibles	11,936	19,076
Trademarks	53,880	53,880
Excess costs over the fair value of net assets acquired	1,032,117	993,426
	1,925,996	1,894,445
Total intangible assets, net	$2,542,151	$2,633,259

Aggregate amortization expense
Years ended December 31, 2006 and 2005 (excluding impairment charges of $899 and $4,963, respectively)	$93,286	$97,623

Estimated amortization expense
Year ending December 31, 2007	$91,553
Year ending December 31, 2008	89,112
Year ending December 31, 2009	82,699
Year ending December 31, 2010	79,637
Year ending December 31, 2011	78,838

The changes in the carrying amount of excess costs over the fair value of net assets acquired for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Tele-communications	MSG	Rainbow	Other	Total Company
Balance as of December 31, 2004	$206,971	$1,152,131	$70,722	$13,558	$1,443,382
Adjustments recorded in connection with the Regional Programming Partners restructuring	—	(460,853)	14,026	—	(446,827)
Reclassification as a result of the Regional Programming Partners restructuring	—	32,755	(32,755)	—	—
Impairment loss	—	—	(4,963)	—	(4,963)
Other	—	—	935	899	1,834
Balance as of December 31, 2005	206,971	724,033	47,965	14,457	993,426
Cumulative effect of adjustments resulting from the adoption of SAB No. 108 (Note 2)	—	14,228	30,483	—	44,711
Adjusted balance at January 1, 2006	206,971	738,261	78,448	14,457	1,038,137
Impairment loss - continuing operations	—	—	—	(899)	(899)
Impairment loss - discontinued operations (Note 6)	—	—	(5,121)	—	(5,121)
Balance as of December 31, 2006	$206,971	$738,261	$73,327	$13,558	$1,032,117

See Note 3 for a discussion of changes to acquired intangible assets primarily as a result of the Regional Programming Partners restructuring in 2005.

NOTE 9.                DEBT

Bank Debt

The Company’s outstanding bank debt at December 31, 2006 and 2005 is as follows:

	December 31,
	2006	2005
Restricted Group:
Restricted Group credit facility (terminated in 2006)	$—	$1,256,000
Term A-1 credit facility	1,000,000	—
Term B credit facility	3,482,500	—
	4,482,500	1,256,000

Rainbow National Services:
Credit facility (terminated in 2006)	—	595,500
Term A credit facility	500,000	—
Revolving credit facility	10,000	—
	$4,992,500	$1,851,500

Restricted Group

On February 24, 2006, the Restricted Group (comprised primarily of the CSC Holdings’ cable television subsidiaries and its commercial data and voice services subsidiary) entered into a $2,400,000 credit facility with a group of banks consisting of three components:  a $1,000,000 revolver that was undrawn at December 31, 2006, a $1,000,000 term A-1 loan facility and a $400,000 term A-2 loan facility that has since been refinanced and repaid in full, as described below.  Approximately $1,300,000 of the $1,400,000 proceeds received from the term loans under the new credit facility was used to repay the outstanding borrowings and accrued interest under the prior Restricted Group credit facility that was scheduled to mature in June 2006, and fees and expenses.  On March 29, 2006, the Restricted Group entered into a new $3,500,000 term B loan facility, of which approximately $400,000 of the proceeds was used to prepay the outstanding borrowings of the term A-2 loan facility, including accrued interest, and fees and expenses.  The balance of the outstanding term B loan facility borrowings was invested in short-term AAA rated funds until approval of the special dividend by the Company’s Board of Directors.  On April 24, 2006 the approved special dividend was paid (see Note 1).

The three components of the new Restricted Group credit facility, the $1,000,000 revolver, the $1,000,000 term A-1 loan facility and the $3,500,000 term B loan facility, are direct obligations of CSC Holdings, guaranteed by most Restricted Group subsidiaries and secured by the pledge of the stock of most Restricted Group subsidiaries.  As of December 31, 2006, $51,994 of the $1,000,000 revolving credit facility was restricted for certain letters of credit issued on behalf of CSC Holdings.  The revolving credit facility and the term A-1 loan facility mature in six years in February 2012 and the term B loan facility matures in seven years in March 2013.  The revolver has no required interim repayments, the $1,000,000 term A-1 loan facility requires quarterly repayments aggregating 0% in year one, 5% in each of years two and three, 25% in each of years four and five, and 40% in the final year and the $3,500,000 term B loan facility is subject to quarterly repayments totaling 1% ($8,750 per quarter) in each of years one through six and 94% ($822,500 per quarter) in the final year.  The interest rate on the term A-1 loan facility varies, depending on the Restricted Group’s cash flow ratio (as defined), from .75% to 1.75% over the Eurodollar Rate for Eurodollar-based borrowings and from zero to .75% over the Base Rate for Base Rate Borrowings (as defined).  The interest rate on the borrowings under the term B loan facility is the Eurodollar Rate (as defined) plus 1.75% or prime rate plus .75%, at the Company’s election.  The weighted average interest rates as of December 31, 2006 on borrowings under the term A-1 loan facility and term B loan facility was 6.62% and 7.12%, respectively.

The principal financial covenants, which are not identical for the revolving credit facility and the term A-1 loan facility, on the one hand, and the term B loan facility, on the other, include (i) under the revolving credit facility and the term A-1 loan facility, maximum total leverage of 7.50 to 1 with subsequent stepdowns over the life of the revolving credit facility and the term A-1 loan facility until reaching 4.50 to 1 for periods beginning on and after January 1, 2010, (ii) under the revolving credit facility and the term A-1 loan facility, maximum senior secured leverage of 4.00 times cash flow through December 31, 2006 with annual stepdowns thereafter over the life of the revolving credit facility and the term A-1 loan facility until reaching 3.00 to 1 for periods beginning on and after January 1, 2010, (iii) under the revolving credit facility and the term A-1 loan facility, minimum ratios for cash flow to interest expense of 1.75 to 1 initially, increasing to 2.00 to 1 on and after July 1, 2007, and (iv) under the revolving credit facility and the term A-1 loan facility, a minimum ratio of cash flow less cash taxes to total debt expense (defined to include interest expense, certain payments of principal and dividends paid by CSC Holdings to Cablevision to permit Cablevision to pay interest and certain principal payments on its debt) of 1.50 to 1.  These covenants and restrictions on the permitted use of borrowed funds in the revolving credit facility may limit the Company’s ability to utilize all of the undrawn revolver funds.  Additional covenants include limitations on liens and the issuance of additional debt.

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

Under the revolving credit facility and the term A-1 loan facility, there are generally no restrictions on investments that the Restricted Group may make, provided it is not in default.  The Restricted Group can make distributions or other restricted payments so long as CSC Holdings is not in default, but there is a limitation (initially $200,000, subject to increase to reflect capital contributions or issuance of equity interests) on restricted payments during any period when the cash flow leverage ratio is greater than 6.0 to 1.  The $200,000 limitation does not apply to restricted payments by CSC Holdings to Cablevision to be used by Cablevision to make scheduled payments of principal or interest on its indebtedness.  Under the term B loan facility, there also are generally no restrictions on investments that the Restricted Group may make provided it is not in default; however, CSC Holdings must also remain in compliance with the maximum ratio of total indebtedness to cash flow and the maximum senior secured leverage ratio.  The Restricted Group’s ability to make restricted payments is also limited by provisions in the term B loan facility and the indentures covering the Company’s notes and debentures.

In connection with the repayment of the term A-2 loan facility and the prior Restricted Group credit facility, the Company wrote off $4,587 of unamortized deferred financing costs and in connection with the new Restricted Group credit facility, related costs of $42,004 were recorded as deferred financing costs.

Rainbow National Services

On July 5, 2006, Rainbow National Services LLC (“RNS”), an indirect wholly-owned subsidiary of the Company, entered into a replacement bank facility (the “New RNS Credit Facility”) providing for an $800,000 senior secured facility which consists of a $500,000 term A loan facility and a $300,000 revolving credit facility which was used primarily to refinance its then existing credit facility.  The term A loan facility matures June 30, 2013 and the revolving credit facility matures June 30, 2012.  The New RNS Credit Facility allows RNS to utilize up to $50,000 of the revolving credit facility for letters of credit and up to $5,000 for a swing loan.  Further, the New RNS Credit Facility provides for an incremental facility of up to $925,000, provided that it be for a minimum amount of $100,000.  If an incremental facility is established, RNS and the lenders will enter into a supplement to the New RNS Credit Facility with terms and conditions that are no more restrictive than those of the New RNS Credit Facility.  There are no commitments from the lenders to fund an incremental facility.

On July 5, 2006, RNS borrowed the entire $500,000 term A loan facility and $10,000 under the revolving credit facility.  RNS used the $510,000 borrowed under the New RNS Credit Facility and $88,048 of additional available cash to repay all of its outstanding borrowings, accrued interest and fees due under its August 2004 $950,000 senior secured credit facility of which $592,500 was outstanding under a term loan at July 5, 2006 (scheduled to mature March 31, 2012) and to pay certain fees and expenses incurred in connection with the New RNS Credit Facility.  RNS may use future borrowings under the credit agreement to make investments, distributions, and other payments permitted under the New RNS Credit Facility and for general corporate purposes.  The borrowings under the New RNS Credit Facility may be repaid without penalty at any time.  At December 31, 2006, $500,000 was outstanding under the term A loan and $10,000 was outstanding under the revolving credit facility.  RNS had $290,000 in undrawn revolver commitments at December 31, 2006.

Borrowings under the New RNS Credit Facility are direct obligations of RNS which are guaranteed jointly and severally by substantially all of its subsidiaries and by Rainbow Programming Holdings LLC, the direct parent of RNS, and are secured by the pledge of the stock of RNS and substantially all of its subsidiaries and all of the other assets of RNS and substantially all of its subsidiaries (subject to certain limited exceptions).  Borrowings under the New RNS Credit Facility bear interest based on either the Base Rate (the greater of the Federal Funds Rate plus 0.5% and the prime rate (as defined in the New RNS Credit Facility)), or the Eurodollar Rate (as defined in the New RNS Credit Facility).  The interest rate under the New RNS Credit Facility varies, depending on RNS’ cash flow ratio (as defined in the New RNS Credit Facility) from 1.0% to 1.5% over the Eurodollar Rate for Eurodollar-based borrowings and from zero to 0.5% over the Base Rate for Base Rate borrowings.  On December 31, 2006, the interest rate on the term A loan facility and the revolving credit facility was 6.62% and 6.60%, respectively.  The term A loan is to be repaid in quarterly installments of 1.25% of the original outstanding balance ($6,250) from March 31, 2008 until December 31, 2010, 2.5% of the original outstanding balance ($12,500) from March 31, 2011 until December 31, 2012, and 32.5% of the original outstanding balance ($162,500) on March 31, 2013 and June 30, 2013, the term A loan maturity date.  Any amounts outstanding under the revolving credit facility are due at maturity on June 30, 2012.

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

In connection with the New RNS Credit Facility, RNS incurred deferred financing costs of $5,536, which are being amortized to interest expense over the term of the New RNS Credit Facility.  The Company recorded $6,084 as a write-off of deferred financing costs associated with the repayment of the August 2004 credit facility in 2006.

Rainbow Media Holdings

In December 2003, Rainbow Media Holdings, a wholly-owned subsidiary of CSC Holdings entered into an $823,000 credit facility consisting of a $200,000 revolving credit facility and a $623,000 term loan, maturing on March 31, 2008 and March 31, 2009, respectively.  At December 31, 2003, the weighted average rate of interest was 3.57%.

Loans under the Rainbow Media Holdings credit facility bore interest at the Eurodollar rate plus a margin based upon Rainbow Media Holdings’ leverage ratio.

In August 2004, RNS distributed approximately $704,900 to Rainbow Media Holdings which it used to repay all outstanding amounts under its credit facility and collateralized outstanding letters of credit.  Such proceeds were obtained through the issuance of bank debt and the issuance of senior and senior subordinated notes by RNS.  The Company wrote off $12,694 of unamortized deferred financing costs in connection with the termination of the credit facility in 2004.

Madison Square Garden

Madison Square Garden, L.P. (“MSG”), a wholly-owned indirect subsidiary of Rainbow Media Holdings, had a $500,000 revolving credit facility with a group of banks which was to mature on December 31, 2004.  MSG had pledged substantially all of its assets as collateral under the credit facility.  Loans under the MSG credit facility bore interest at either prime rate or a Eurodollar rate plus a margin based upon MSG’s consolidated leverage ratio.  At December 31, 2003, loans outstanding amounted to $110,000, and bore interest at a weighted average rate of 1.93%.  In March 2004, borrowings under the credit facility were repaid in full and the credit facility was terminated with proceeds from a $146,000 equity contribution from its direct parent, Regional Programming Partners.  The Company wrote off $1,187 of unamortized deferred financing costs in connection with the termination of the MSG credit facility in 2004.

Senior Notes and Debentures

The following table summarizes the Company’s senior notes and debentures:

					Carrying Amount at
	Date	Maturity		Face	December 31,
Issuer	Issued	Date	Rate	Amount	2006	2005

CSC Holdings(a)	December 1997	December 2007	7.875%	$500,000	$499,952	$499,896
Cablevision(a)	April 2004	April 2009	Floating	500,000	500,000	500,000
Cablevision(b)	April 2004	April 2012	8.00%	1,000,000	1,000,000	1,000,000
CSC Holdings(b)(d)	April 2004	April 2012	6.75%	500,000	500,000	500,000
CSC Holdings(a)	July 1999	July 2009	8.125%	500,000	499,423	499,191
CSC Holdings(a)	July 1998	July 2008	7.25%	500,000	500,000	500,000
CSC Holdings(a)	July 1998	July 2018	7.625%	500,000	499,714	499,689
CSC Holdings(a)	February 1998	February 2018	7.875%	300,000	298,088	297,918
CSC Holdings(a)	August 1997	August 2009	8.125%	400,000	399,668	399,544
CSC Holdings(a)	March 2001	April 2011	7.625%	1,000,000	998,635	998,315
RNS(c)	August 2004	September 2012	8.75%	300,000	298,476	298,207

				$6,000,000	$5,993,956	$5,992,760

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

Senior Subordinated Notes and Debentures

The following table summarizes the Company’s senior subordinated notes and debentures:

		Carrying Amount at
	Principal	December 31,		Redemption(b)
	Amount	2006	2005	Date	Price

RNS				September 1, 2009	105.188%
10-3/8% Senior Subordinated				September 1, 2010	103.458%
Notes due 2014,				September 1, 2011	101.729%
issued August 2004(a)	$500,000	$497,011	$496,621	September 1, 2012	100%

CSC Holdings
10-1/2% Senior Subordinated
Debentures due 2016,
issued May 1996(d)	250,000	—	250,000

CSC Holdings
9-7/8% Senior Subordinated
Debentures due 2013,
issued February 1993(c)	200,000	—	—

CSC Holdings
9-7/8% Senior Subordinated
Debentures due 2023,
issued April 1993 (c)	150,000	—	—

	$1,100,000	$497,011	$746,621

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

(d)                       In June 2006, the Company redeemed these senior subordinated debentures at a redemption price of 105.25%.  In connection with the redemption, the Company recognized a loss on extinguishment of debt of $13,125, representing the redemption premiums paid and wrote off the remaining deferred financing costs of $3,412.

The indentures under which the senior subordinated notes and debentures were issued contain various covenants, which are generally less restrictive than those contained in the credit agreement of the issuer.

Debt Covenant Compliance

CSC Holdings Credit Agreement:

On August 29, 2006, CSC Holdings advised the agent bank and the lenders under the new Restricted Group credit facility that due to the expected restatement of its financial statements resulting from the stock option review discussed in Note 18, it was unable to comply with its covenant to deliver financial information, due on that date, with respect to the periods ended June 30, 2005 and 2006.  Under the new Restricted Group credit facility, the covenant noncompliance would become an event of default if the noncompliance remained unremedied for 30 days after notice from the agent bank or any lender (other than a lender under the term B facility), or for 60 days after notice from the agent bank or term B lenders holding at least 25% of the term B facility.

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

Summary of Five Year Debt Maturities

Total amounts payable by the Company and its subsidiaries under its various debt obligations outstanding as of December 31, 2006, including collateralized indebtedness (see Note 10) and capital leases (including interest), during the five years subsequent to December 31, 2006, are as follows:

Years Ending December 31,

2007	$724,834
2008	871,525
2009	2,381,991
2010	314,536
2011	1,489,536

NOTE 10.              COLLATERALIZED INDEBTEDNESS AND DERIVATIVES

To manage interest rate risk, the Company has from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates.  Such contracts fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or convert fixed rate borrowings to variable rates to provide an economic hedge against the risk of higher borrowing costs in a declining interest rate environment.  At December 31, 2006 and 2005, the Company was a party to interest rate swap agreements to pay floating rates of interest with a total notional value of $450,000 and a fair value of $6,568, and $10,541, a net liability position, respectively.  These agreements have not been designated as hedges for accounting purposes.

In addition, the Company has entered into prepaid interest rate swap agreements in connection with its monetization of certain of its stock holdings, discussed below.  These contracts require the Company to pay a floating rate of interest in exchange for fixed rate interest payments, the net present value of which was paid to the Company at the contract’s inception.  As of December 31, 2006 and 2005, the total notional value of such contracts was $105,061 and $613,960, respectively and the fair values of such contracts were $10,340 and $26,881, a net liability position, respectively.  These agreements have not been designated as hedges for accounting purposes.

In April 2006, CSC Holdings entered into several interest rate swap contracts in the notional amount of $3,700,000 to effectively fix borrowing rates on floating rate debt.  As a result of these transactions, the interest rate paid on approximately 80% of the Company’s debt is fixed.  The table below summarizes certain terms of these interest rate swap contracts as of December 31, 2006:

Maturity Date	Notional Amount	Weighted Average Fixed Rate Paid by the Company	Weighted Average Effective Floating Rate Received by the Company as of December 31, 2006

April 2008	$500,000	5.24%	5.37%

April 2009	$600,000	5.25%	5.38%

June 2010	$2,600,000	5.34%	5.36%

As of December 31, 2006, the interest rate swap contracts noted above had a fair value and carrying value of $31,398, a net liability position, as reflected under derivative contracts in our consolidated balance sheet.

The changes in the fair value of the Company’s swap agreements and the net realized gains (losses) as a result of net cash interest income (expense) for the years ended December 31, 2006, 2005 and 2004 aggregating $(39,360), $(16,497) and $(656), respectively, are reflected in gain (loss) on derivative contracts in the accompanying consolidated statements of operations.

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

The Company received cash proceeds upon execution of the prepaid forward contracts discussed above which has been reflected as collateralized indebtedness in the accompanying consolidated balance sheets.  In addition, the Company separately accounts for the equity derivative component of the prepaid forward contracts.  These equity derivatives have not been designated as hedges for accounting purposes.  Therefore, the fair values of the equity derivatives of $(82,009) and $296,017, at December 31, 2006 and 2005, respectively, have been reflected in the accompanying consolidated balance sheets as an asset (liability) and the net increases (decreases) in the fair value of the equity derivative component of the prepaid forward contracts of $(214,352), $135,677 and $(132,940), as of December 31, 2006, 2005 and 2004, respectively, are included in gain (loss) on derivative contracts in the accompanying consolidated statements of operations.

For the years ended December 31, 2006, 2005 and 2004, the Company recorded a gain (loss) on investments of $284,096, $(135,082) and $135,649 respectively, representing the net increases or decreases in the fair values of all investment securities pledged as collateral for the period.

2006 Settlements of Collateralized Indebtedness

The following table summarizes the settlement of the Company’s collateralized indebtedness for the year ended December 31, 2006.  The Company’s collateralized indebtedness obligations relating to shares of Charter Communications, Inc. and AT&T Inc. common stock were settled by delivering the underlying securities and proceeds from the related equity derivative contracts.  The Company’s collateralized indebtedness obligations relating to Comcast Corporation and General Electric Company shares were settled by delivering the cash equal to the collateralized loan value, net of the value of the related equity derivative contracts.  The cash was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast and General Electric shares, proceeds from a prepaid interest rate swap executed in conjunction with the equity derivative contract related to the Comcast shares and, in certain instances, cash from CSC Holdings.  The terms of the new contracts allow the Company to retain upside participation in both Comcast and General Electric shares up to each respective contract’s upside appreciation limit with downside exposure limited below the respective hedge price.

	Charter	AT&T	Comcast	General Electric	Total

Number of shares	5,586,687	3,449,785	7,159,206	12,742,033

Collateralized indebtedness settled	$(125,907)	$(165,036)	$(266,224)	$(314,028)	$(871,195)
Prepaid forward contracts	119,177	63,974	31,385	(50,864)	163,672
Fair value of underlying securities delivered	6,730	101,062	—	—	107,792
Net cash payment	$—	$—	$(234,839)	$(364,892)	$(599,731)

Proceeds from new monetization contracts	$—	$—	$212,774	$382,261	$595,035
Proceeds from prepaid interest rate swap contract	—	—	6,496	—	6,496
	—	—	219,270	382,261	601,531
Net cash receipt (payment)	$—	$—	$(15,569)	$17,369	$1,800

2005 Settlements of Collateralized Indebtedness

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

	Adelphia	AT&T Wireless	Charter	AT&T	Comcast	Total

Number of shares	1,010,000	7,243,166	1,862,229	4,183,455	7,159,206

Collateralized indebtedness	$(39,935)	$(116,544)	$(42,676)	$(165,036)	$(266,227)	$(630,418)
Prepaid forward contracts	39,834	8,897	39,678	79,502	43,604	211,515
Underlying securities	101	—	2,998	85,534	—	88,633
Restricted cash	—	108,647	—	—	—	108,647
Net cash receipt (payment)	$—	$1,000	$—	$—	$(222,623)	$(221,623)

Proceeds from new monetization contracts	$—	$—	$—	$—	$209,973	$209,973
Proceeds from prepaid interest rate swap contract	—	—	—	—	6,462	6,462
	—	—	—	—	216,435	216,435
Net cash receipt (payment)	$—	$1,000	$—	$—	$(6,188)	$(5,188)

At December 31, 2006, the Company had principal collateralized indebtedness obligations of $102,268 that mature during the next twelve months.  The Company intends to settle such obligations by either delivering shares of the applicable stock and proceeds of the equity derivative contracts or delivering cash from the proceeds of new monetization transactions.  In the event of an early termination of any of these contracts, the Company would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of December 31, 2006, this settlement amount totaled $2,221.

In October 2004, the Company received $213,647 in cash in exchange for all 14.2 million shares it owned of AT&T Wireless common stock, representing the $15 share price paid in consideration of the merger between AT&T Wireless and Cingular Wireless LLC.  The shares and resultant cash exchanged for such shares had previously been pledged in support of the repayment of the collateralized debt.  As a result of that exchange, the Company’s prepaid forward contracts relating to its shares of AT&T Wireless were terminated.  The termination provisions under the prepaid forward contracts required the Company to repay the fair value of the collateralized indebtedness less the sum of the fair value of the underlying stock and equity collars.  The Company recognized a loss on the extinguishment of debt of $6,076 representing the difference between the fair value and the carrying value of the collateralized indebtedness.  At December 31, 2004, the Company had settled certain collateralized indebtedness with a fair value of $124,100 by releasing to the counterparty cash proceeds from the related prepaid forward contract totaling $20,100 and the cash from the merger transaction of $105,000 both of which had been pledged in settlement of the debt.  The Company received the net difference of $1,000 in cash upon settlement in February 2005.

In February 2003, Quadrangle Capital Partners LP (“Quadrangle”), a private investment firm, invested $75,000 in CSC Holdings, in the form of 10% Series A Exchangeable Participating Preferred Stock convertible into Cablevision NY Group Class A common stock.  In connection with the issuance of the Series A Preferred Stock to Quadrangle Capital Partners LP, the Company entered into an agreement with Quadrangle  which granted Quadrangle the right to require the Company to purchase the preferred stock (“put option”) for cash or through the issuance of registered equity securities of the Company, at the Company’s option.

The exchange right and the put option were accounted for as a derivative.  The change in the fair value of the exchange right and put option of $31,709 for the year ended December 31, 2004 has been reflected as a loss on derivative contracts in the accompanying consolidated statements of operations.  In October 2003, Quadrangle exercised its put option to require CSC Holdings to purchase all of its Series A Exchangeable Participating Preferred Stock.  The parties entered into an agreement that the put price was $150,328.  The put price was paid in cash by CSC Holdings in August 2004.

NOTE 11.              PREFERRED STOCK OF CSC HOLDINGS, INC.

In February 1996, CSC Holdings issued 6,500,000 depositary shares, representing 65,000 shares of 11-1/8% Series L Redeemable Exchangeable Preferred Stock (the “Series L Preferred Stock”), which were subsequently exchanged for Series M Redeemable Exchangeable Preferred Stock (the “Series M Preferred Stock”) in August 1996 with terms identical to the Series L Preferred Stock.  The depositary shares were exchangeable, in whole but not in part, at the option of CSC Holdings, for CSC Holdings’ 11-1/8% Senior Subordinated Debentures due 2008.  CSC Holdings was required to redeem the Series M Preferred Stock on April 1, 2008 at a redemption price equal to the liquidation preference of $10,000 per share plus accumulated and unpaid dividends.  The Series M Preferred Stock was redeemable at various redemption prices beginning at 105.563% at any time on or after April 1, 2003, at the option of CSC Holdings, with accumulated and unpaid dividends thereon to the date of redemption.  Before April 1, 2001, dividends could, at the option of CSC Holdings, be paid in cash or by issuing fully paid and nonassessable shares of Series M Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends.  On and after April 1, 2001, dividends were payable in cash.  CSC Holdings paid cash dividends on the Series M Preferred Stock of $42,882 in 2004.

In September 1995, CSC Holdings issued 2,500,000 shares of its $.01 par value 11-3/4% Series H Redeemable Exchangeable Preferred Stock (the “Series H Preferred Stock”) with an aggregate liquidation preference of $100 per share.  CSC Holdings was required to redeem the Series H Preferred Stock on October 1, 2007 at a redemption price per share equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends thereon.  The Series H Preferred Stock was redeemable at various redemption prices beginning at 105.875% at any time on or after October 1, 2002, at the option of CSC Holdings, with accumulated and unpaid dividends thereon to the date of redemption.  Before October 1, 2000, dividends could, at the option of CSC Holdings, be paid in cash or by issuing fully paid and nonassessable shares of Series H Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends.  On and after October 1, 2000, dividends were payable in cash.  The terms of the Series H Preferred Stock permitted CSC Holdings, at its option, to exchange the Series H Preferred Stock for CSC Holdings’ 11-3/4% Senior Subordinated Debentures due 2007 in an aggregate principal amount equal to the aggregate liquidation preference of the shares of Series H Preferred Stock.  CSC Holdings paid cash dividends on the Series H Preferred Stock of $17,712 in 2004.

In May 2004, CSC Holdings redeemed all of its Series H Preferred Stock and its Series M Preferred Stock.  In connection with the redemptions, the Company recognized a loss of $58,170 representing the redemption premiums paid.  In addition, the Company wrote off $5,080 of unamortized deferred financing costs in connection with these redemptions.

NOTE 12.              INCOME TAXES

The Company files a consolidated federal income tax return with its 80% or more owned subsidiaries.

Income tax expense (benefit) attributable to continuing operations consists of the following components:

	Years Ended December 31,
	2006	2005	2004
Current expense:
Federal	$—	$—	$93
State	9,546	9,493	6,669
	9,546	9,493	6,762
Deferred benefit:
Federal	(79,510)	(58,282)	(85,001)
State	(64,253)	(26,902)	(123,158)
	(143,763)	(85,184)	(208,159)

Income tax benefit	$(134,217)	$(75,691)	$(201,397)

The income tax benefit attributable to continuing operations for 2005 and 2004 excludes deferred federal and state tax benefits of $1,256 and $3,388, respectively, resulting from the exercise of stock options, which were credited directly to paid-in capital.   No income tax benefit has been recognized as an increase to paid in capital with regard to excess tax benefits occurring during the year ended December 31, 2006.

The income tax expense attributable to discontinued operations was classified as deferred income tax expense for all periods presented (see Note 6).

The income tax expense (benefit) attributable to continuing operations differs from the amount derived by applying the statutory federal rate to pretax income principally due to the effect of the following items:

	Years Ended December 31,
	2006	2005	2004

Federal tax benefit at statutory federal rate	$(93,543)	$(71,128)	$(240,601)
State income taxes, net of federal benefit	(24,315)	(12,211)	(25,692)
Changes in the valuation allowance	(10,404)	6,459	14,036
State rate change, net of federal benefit	1,706	(6,701)	(21,615)
Nondeductible expense relating to Series A Preferred Stock	—	—	11,098
Nondeductible preferred stock dividends	—	—	21,208
Nondeductible redemption premium on Series H and Series M Preferred Stock	—	—	20,360
Reduction of a tax contingency liability	(16,356)	—	—
Favorable settlement of an issue with a taxing authority	(5,013)	—	—
Nondeductible officers’ compensation	4,443	6,226	8,303
Other nondeductible expenses	6,768	10,637	4,776
Other	2,497	(8,973)	6,730
Income tax benefit	$(134,217)	$(75,691)	$(201,397)

At December 31, 2006, the Company had consolidated federal tax net operating loss carry forwards (“NOLs”) of $2,830,369 expiring on various dates through 2026.  The Company has recorded a deferred tax asset for such NOLs.

The Company’s NOLs expire as follows:

2008	$19,933
2009	137,011
2010	142,821
2011	151,008
2012	72,442
2018	101,547
2019	497,669
2020	110,970
2021	362,821
2022	231,138
2023	347,362
2024	591,350
2026	64,297
$2,830,369

During 2006, the tax deduction resulting from the exercise and issuance of certain share-based awards exceeded the aggregate compensation expense for such awards by $18,387.  This ‘windfall’ deduction results in an excess tax benefit that must be analyzed to determine whether it has been realized.  As described in Note 16, the Company uses the ‘with-and-without’ approach to determine whether an excess tax benefit has been realized.  Given the Company’s NOL position, no income tax benefit has been recognized for such excess tax benefit.  Accordingly, the NOLs above exclude $18,387 of windfall tax deductions occurring in 2006.

The tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
Deferred Tax Asset (Liability)
Current
Benefits of tax loss carry forwards	$67,418	$137,034
Compensation and benefit plans	62,201	7,598
Allowance for doubtful accounts	4,416	3,878
Reserve for restructuring	1,723	3,833
Investments	14,694	—
Other assets	—	1,671
Other liabilities	37,368	71,680
Deferred tax asset	187,820	225,694
Valuation allowance	(3,788)	(6,518)
Net deferred tax asset, current	184,032	219,176

Investments	—	(208,388)
Deferred tax liability, current	—	(208,388)

Net deferred tax asset, current	184,032	10,788

Noncurrent
Benefits of tax loss carry forwards	1,103,588	1,124,720
Compensation and benefit plans	87,992	78,058
Other	32,895	8,472
Deferred tax asset	1,224,475	1,211,250
Valuation allowance	(24,700)	(35,012)
Net deferred tax asset, noncurrent	1,199,775	1,176,238

Fixed assets and intangibles	(461,372)	(517,201)
Investments	(221,902)	(73,718)
Partnership investments	(573,744)	(556,872)
Other assets	(16,481)	(2,785)
Deferred tax liability, noncurrent	(1,273,499)	(1,150,576)

Net deferred tax asset (liability), noncurrent	(73,724)	25,662

Total net deferred tax asset	$110,308	$36,450

In general, deferred tax assets and liabilities are classified as either current or noncurrent based on the balance sheet classification of the underlying asset or liability.  Current deferred tax assets and liabilities are netted and presented as either a current deferred tax asset or a current deferred tax liability.  As of December 31, 2005, the current net deferred tax asset of $10,788 included a deferred tax liability of $208,388 relating to investments, which was primarily comprised of a deferred tax liability of $253,555 relating to investment securities pledged as collateral and derivative contracts offset by a deferred tax asset of $44,733 relating to an unrealized loss on an investment in Adelphia stock, which was realized in December 2006.  Due primarily to the classifications of current and noncurrent investment securities pledged as collateral and derivative contracts, a deferred tax asset of $14,694 corresponding to these items has been included in current deferred tax assets as of December 31, 2006.

Deferred tax assets have resulted primarily from the Company’s future deductible temporary differences and NOLs.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized.  The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income and tax planning strategies to allow for the utilization of its NOLs and deductible temporary differences.

If such estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets, resulting in additional income tax expense in the Company’s consolidated statement of operations.  Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly.  At this time, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize benefit for its gross deferred tax assets, except those deferred tax assets against which a valuation allowance has been recorded which relate to certain state net operating loss carry forwards.  In 2006, the Company recorded a decrease in the valuation allowance of $10,404 relating to certain state net operating loss carry forwards.  In 2005 and 2004, the Company recorded increases in the valuation allowance of $6,459 and $14,036, respectively, relating to certain state net operating loss carry forwards.  During 2006 and 2005, certain state net operating loss carry forwards expired prior to utilization.  The deferred tax asset corresponding to the expired net operating loss carry forwards had been previously fully offset by a valuation allowance.  The deferred tax asset and valuation allowance were both reduced by $2,638 and $6,953 in 2006 and 2005, respectively.

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

The Company is currently being audited by the state of Ohio for the tax year ended December 31, 2000.  The primary audit issue is the amount of gain that should be subject to tax in Ohio pursuant to the 2000 sale of certain cable television systems.  Ohio has asserted that more of the gain should be taxed in Ohio.  Ohio has issued a proposed assessment of additional tax due of approximately $55,000 plus interest of approximately $12,000.  As of December 31, 2006, the Company has recorded a liability with respect to such matter of approximately $11,000, including interest, which represents management’s current estimate of the additional amount that may be owed.

NOTE 13.              OPERATING LEASES

The Company leases certain office, production, transmission, theater and event facilities under terms of leases expiring at various dates through 2027.  The leases generally provide for fixed annual rentals plus certain real estate taxes and other costs.  Rent expense for the years ended December 31, 2006, 2005 and 2004 amounted to $82,342, $79,590 and $76,300, respectively.

In addition, the Company rents space on utility poles for its operations.  The Company’s pole rental agreements are for varying terms, and management anticipates renewals as they expire.  Pole rental expense for the years ended December 31, 2006, 2005 and 2004 amounted to $13,777, $12,325 and $13,607, respectively.

Madison Square Garden operates Radio City Music Hall under a long-term lease.  Under the terms of the lease agreement, Madison Square Garden is required to meet certain net worth, cash flow, and building utilization requirements.  In the event Madison Square Garden were to fail to meet the lease requirements and was unable to remedy such defaults, the landlord could have the option of terminating the lease.

The minimum future annual payments for all operating leases for continuing operations (with initial or remaining terms in excess of one year) during the next five years, including pole rentals from January 1, 2007 through December 31, 2011, and thereafter, at rates now in force are as follows:

2007	$91,214
2008	96,484
2009	92,753
2010	87,976
2011	82,746
Thereafter	508,855

NOTE 14.              AFFILIATE AND RELATED PARTY TRANSACTIONS

Equity Method Investments

The following table reflects the Company’s ownership percentages and balances of equity method investments as of December 31, 2006 and 2005:

	Ownership Percentages		Investment Balances
	December 31,
	2006	2005	2006	2005

Fox Sports Net New England	50.0%	50.0%	$47,656	$39,463
Other	22.2%	N/A	2,294	—

Net investment in affiliates			$49,950	$39,463

The Company’s share of the net income (loss) of these affiliates for the years ended December 31, 2006, 2005 and 2004 is as follows:

	Years Ended December 31,
	2006	2005	2004

Fox Sports Net New England	$6,698	$6,645	$6,194
National Sports Partners(a)	—	(3,379)	(19,731)
National Advertising Partners(a)	—	(47)	1,992
PVI Virtual Media Services LLC(b)	—	—	(1,668)
New York Metro, LLC	—	—	216
	$6,698	$3,219	$(12,997)

(a)                      See Note 3 for a discussion of the Regional Programming Partners restructuring in 2005 which eliminated our ownership interest in these entities.

(b)                     PVI Virtual Media Services LLC was consolidated in the second quarter of 2004, pursuant to FIN No. 46R and the ownership interest not owned by the Company was purchased in 2005.

The following table includes certain unaudited financial information for Fox Sports Net New England:

	December 31,
	2006	2005
	(unaudited)

Total assets	$85,861	$67,391
Total liabilities*	13,502	12,049

*                             Includes amounts due to the Company from affiliates referred to below.

Amounts due to these affiliates at December 31, 2006 and 2005 aggregated $477 and $1,428, respectively.

The Company provides certain transmission and production services to certain of these affiliates.  For the years ended December 31, 2006, 2005 and 2004, $1,358, $1,608 and $1,502, respectively, of revenues were earned from services provided to these entities.  Costs incurred by the Company for programming, entertainment and advertising services provided by these affiliates and included in operating expenses for the years ended December 31, 2006, 2005 and 2004 amounted to $342, $3,509 and $16,186, respectively.

Other Affiliates and Related Parties

During 2006, 2005 and 2004, the Company provided services to or incurred costs on behalf of other affiliates.  These costs are reimbursed to the Company.  Aggregate amounts due from and due to these affiliates at December 31, 2006 and 2005 are summarized below:

	December 31,
	2006	2005

Advances to affiliates	$153	$70
Accounts payable to affiliates	94	39

In February 2005, the Company signed a letter of intent under which VOOM HD, LLC, a private company formed by two of the Company’s Class B shareholders, Charles F. Dolan and Thomas C. Dolan, had planned to acquire from the Company the business, assets and liabilities of the Company’s Rainbow DBS satellite business not included in the agreement with EchoStar (see Note 3).  The letter of intent between the Company and VOOM HD, LLC expired on February 28, 2005 without a definitive agreement being reached.

Following the expiration of the letter of intent, the Company began shutting down the Rainbow DBS satellite distribution operations.  In March 2005, the Company entered into an agreement with Charles F. Dolan and Thomas C. Dolan (“March 2005 Agreement”) pursuant to which the parties agreed to work cooperatively to finalize the separation of Rainbow DBS from the Company.  The Company agreed that no new shutdown activities would be undertaken at Rainbow DBS during the term of the agreement.  In accordance with the March 2005 Agreement, Charles F. Dolan deposited $15,000 with the Company to fund any expenditures above those contemplated in the shutdown budget, net of March 2005 revenue earned.  This agreement terminated on March 31, 2005 and, in accordance with its terms, the distribution business of Rainbow DBS was shutdown effective April 30, 2005 and the Board of Directors confirmed such shutdown decision at a meeting on April 7, 2005.

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

Fox Sports Net Ohio and Cleveland Indians Baseball Club Limited Partnership (the “Indians”) are parties to a multi-year rights agreement under which Fox Sports Net Ohio pays license fees to the Indians in exchange for telecast rights to substantially all regular season Indians games.  As a result of the restructuring of Regional Programming Partners in April 2005, the Company no longer owns interests in Fox Sports Net Ohio.  The Indians are owned by (i) Lawrence Dolan, a brother of Charles F. Dolan, the

Company’s Chairman, (ii) a trust, the beneficiaries of which are Lawrence Dolan and certain descendants of Lawrence Dolan, and (iii) certain other trusts, the beneficiaries of which are certain descendants of Charles F. Dolan, including James L. Dolan, the Company’s Chief Executive Officer, and Marianne Dolan Weber and Patrick F. Dolan, officers of the Company and brothers of James L. Dolan and a trust whose discretionary beneficiaries include Brian Sweeney, son-in-law of Charles F. Dolan, brother-in-law of James L. Dolan, and a director.  Management control of the Indians is held by Lawrence Dolan.

NOTE 15.              BENEFIT PLANS

Adoption of Statement No. 158

Effective December 31, 2006, the Company adopted the recognition and disclosure provisions of Statement No. 158 which requires employers to recognize in their balance sheets the overfunded or underfunded status of defined benefit postretirement plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans). Employers must recognize the change in the funded status of the plan in the year in which the change occurs through accumulated other comprehensive income. Statement No. 158 also requires plan assets and obligations to be measured as of the employers’ balance sheet date. The measurement provision of Statement No. 158 will be effective on January 1, 2009 for the Company with early application encouraged.  This will not have an impact to the Company as its current measurement date is December 31.

Prior to the adoption of the recognition provisions of Statement No. 158, the Company accounted for its defined benefit postretirement plans under Statement No. 87 and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“Statement No. 106”). Statement No. 87 required that a liability (additional minimum pension liability or “AML”) be recorded when the accumulated benefit obligation (“ABO”) liability exceeded the fair value of plan assets.  Any adjustment was recorded as a non-cash charge to accumulated other comprehensive income in shareholders’ equity (deficit). Statement No. 106 required that the liability recorded should represent the actuarial present value of all future benefits attributable to an employee’s service rendered to date.  Under both Statement No. 87 and Statement No. 106, changes in the funded status were not immediately recognized, rather they were deferred and recognized ratably over future periods.  Upon adoption of the recognition provisions of Statement No. 158, the Company recognized the amounts of prior changes in the funded status of its postretirement benefit plans through accumulated other comprehensive loss.  As a result, the Company recognized the following adjustments in individual line items of its consolidated balance sheet as of December 31, 2006:

	Prior to AML and Statement No. 158 Adjustments	Pretax 2006 AML Adjustment	Pretax Effect of Adopting Statement No. 158	Post AML and Statement No. 158 Adjustments
Accrued employee related costs	$69,389	$—	$(69,389)	$—
Defined benefit obligations	—	2,516	81,092	83,608
Accumulated other comprehensive loss	(6,028)	(2,516)	(11,703)	(20,247)

Income tax benefits associated with the effect of adopting Statement No. 158 and the 2006 AML adjustment amounted to $4,799 and $1,032, respectively.

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (credit) during the next fiscal year are as follows:

Total

Prior service cost recognition	$(108)
Actuarial loss	187
Transition asset recognition	(3)
Total	$76

The adoption of Statement No. 158 had no effect on the Company’s consolidated statement of operations for the year ended December 31, 2006, or for any prior period presented and does not have a material impact to any of the Company’s debt covenants under its various credit agreements.

Plan Descriptions

Qualified and Non-qualified Defined Benefit Plans

Cablevision Retirement Plans (collectively, the “Cablevision Qualified and Non-qualified Defined Benefit Plans)

The Company sponsors a non-contributory qualified defined benefit Cash Balance Retirement Plan (the “Retirement Plan”) for the benefit of non-union employees other than those of the theater business.  Under the Retirement Plan, the Company credits a certain percentage of eligible base pay into an account established for each participant which is credited with a market based rate of return annually.

The Company also maintains an unfunded non-contributory non-qualified defined benefit excess cash balance plan covering certain Company employees who participate in the Retirement Plan and an unfunded supplemental defined benefit plan (the “CSC Supplemental Benefit Plan”) for the benefit of certain officers and employees of the Company.  As part of the CSC Supplemental Benefit Plan, the Company established a nonqualified defined benefit pension plan, which provides that, upon attaining normal retirement age, a participant will receive a benefit equal to a specified percentage of the participant’s average compensation, as defined.  All participants are 100% vested in the CSC Supplemental Benefit Plan.

Madison Square Garden Retirement Plans (collectively, the “Madison Square Garden Qualified and Non-qualified Defined Benefit Plans)

Madison Square Garden sponsors a non-contributory qualified defined benefit pension plan (“MSG Plan”) covering its non-union employees hired prior to January 1, 2001.  Benefits payable to retirees under this plan are based upon years of service and participants’ compensation.

Madison Square Garden also maintains an unfunded, non-qualified defined benefit pension plan for the benefit of certain employees of Madison Square Garden who participate in the underlying qualified plan.  This plan provides that, upon retirement, a participant will receive a benefit based on a formula which reflects the participant’s compensation.  In addition, Madison Square Garden sponsors two non-contributory qualified defined benefit pension plans covering certain of its union employees (“MSG Union Plans”).  Benefits payable to retirees under these plans are based upon years of service and, for one plan, participants’ compensation, and are funded through trusts established under the plans.

Other Postretirement Benefit Plan

Madison Square Garden sponsors a contributory welfare plan (“Madison Square Garden Postretirement Benefit Plan”) which provides certain postretirement health care benefits to certain of its employees hired prior to January 1, 2001 and their dependents.

Defined Contribution Benefit Plans

The Company also maintains the Cablevision CHOICE 401(k) savings plan, a contributory qualified defined contribution plan for the benefit of non-union employees of the Company.  The Company also has five additional 401(k) plans covering various union employees, as well as employees of certain businesses.  Employees can contribute a percentage of eligible annual compensation and the Company will make a matching cash contribution or discretionary contribution, as defined in the respective plan.  In addition, the Company maintains an unfunded non-qualified excess savings plan that the Company provides a matching contribution to similar to the Cablevision CHOICE 401(k) plan.  The cost associated with these plans was $16,909, $13,554 and $13,255 for the years ended December 31, 2006, 2005 and 2004, respectively.

Multi-employer Plans

Madison Square Garden also contributes to various multiemployer pension plans.  Contributions made to these multiemployer plans for the years ended December 31, 2006, 2005 and 2004 amounted to $6,966, $5,846 and $5,516, respectively.

Plan Results for Defined Benefit Plans

Summarized below is the funded status and the amounts recorded on the Company’s consolidated balance sheets for all of the Company’s qualified and non-qualified defined benefit pension and other postretirement benefit plans at December 31, 2006 and 2005:

	Cablevision Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Postretirement Benefit Plan
	2006	2005	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$142,922	$117,668	$93,670	$77,921	$7,494	$6,237
Service cost	29,378	26,593	4,988	4,205	399	415
Interest cost	8,212	6,727	5,441	4,508	361	361
Actuarial loss (gain)	3,776	682	(2,718)	8,538	(1,086)	710
Benefits paid	(6,632)	(8,748)	(1,572)	(1,502)	(261)	(229)
Benefit obligation at end of year	177,656	142,922	99,809	93,670	6,907	7,494

Change in plan assets:
Fair value of plan assets at beginning of year	116,604	92,002	45,198	36,905	—	—
Actual return on plan assets	10,737	6,758	5,091	1,236	—	—
Employer contributions	25,511	26,592	5,827	8,559	—	—
Benefits paid	(6,632)	(8,748)	(1,572)	(1,502)	—	—
Fair value of plan assets at end of year	146,220	116,604	54,544	45,198	—	—

Unfunded status at end of year	(31,436)	(26,318)	(45,265)	(48,472)	(6,907)	(7,494)
Unrecognized actuarial loss	—	4,801	—	17,557	—	1,662
Unrecognized prior service cost (credit)	—	—	—	284	—	(1,315)
Unrecognized transition asset	—	—	—	(7)	—	—
Net amount recognized	$(31,436)	$(21,517)	$(45,265)	$(30,638)	$(6,907)	$(7,147)

The accumulated benefit obligations for the Cablevision Qualified and Non-qualified Defined Benefit Plans and Madison Square Garden Qualified and Non-qualified Defined Benefit Plans aggregated $252,952 and $215,189 for the years ended December 31, 2006 and 2005, respectively.

The Company’s net unfunded liability relating to its defined benefit and other postretirement benefit plans at December 31, 2006 is as follows:

Cablevision Qualified and Non-qualified Defined Benefit Plans	$(31,436)
Madison Square Garden Qualified and Non-qualified Defined Benefit Plans	(45,265)
Madison Square Garden Postretirement Benefit Plan	(6,907)
(83,608)
Less: Current portion	1,091
Long-term defined benefit plan and other postretirement plan obligations	$(82,517)

Components of the net periodic pension cost, recorded primarily in selling, general and administrative expenses, for the Company’s qualified and non-qualified defined benefit and other postretirement plans for the years ended December 31, 2006, 2005 and 2004, are as follows:

	Cablevision Qualified and Non-qualified Defined Benefit Plans			Madison Square Garden Qualified and Non-qualified Defined Benefit Plans			Madison Square Garden Postretirement Benefit Plan
	2006	2005	2004	2006	2005	2004	2006	2005	2004

Service cost	$29,378	$26,593	$26,459	$4,988	$4,205	$4,231	$399	$415	$395
Interest cost	8,212	6,727	5,950	5,441	4,508	4,176	361	361	337
Amortization of prior service cost	—	—	—	—	—	—	—	—	—
Expected return on plan assets	(9,882)	(8,046)	(6,667)	(3,686)	(3,032)	(2,561)	—	—	—
Recognized prior service cost (credit)	11	62	62	25	29	40	(133)	(156)	(222)
Recognized actuarial (gain) loss	—	93	—	627	117	212	(4)	17	35
Recognized transition (asset) obligation	—	—	—	(3)	(3)	(4)	—	—	—
Net periodic benefit cost	$27,719	$25,429	$25,804	$7,392	$5,824	$6,094	$623	$637	$545

Plan Assumptions for Defined Benefit Plans

Weighted-average assumptions used to determine net periodic cost and benefit obligations for the Cablevision Qualified and Non-qualified Defined Benefit Plans are as follows:

	Weighted-Average Assumptions
	Net Periodic Benefit Cost for the Years Ended December 31,			Benefit Obligations at December 31,
	2006	2005	2004	2006	2005

Discount rate	5.80%	6.05%	6.30%	5.80%	5.80%
Rate of increase in future compensation levels	4.15%	4.12%	4.12%	4.40%	4.15%
Rate of return on plan assets (Qualified plans only)	8.00%	8.00%	8.00%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost and benefit obligations for the Madison Square Garden Qualified and Non-qualified Defined Benefit Plans are as follows:

	Weighted-Average Assumptions
	Net Periodic Benefit Cost for the Years Ended December 31,			Benefit Obligations at December 31,
	2006	2005	2004	2006	2005
Discount rate	5.75%	6.00%	6.25%	6.14%	5.75%
Rate of increase in future compensation levels	4.00%	3.16%	3.17%	4.39%	4.00%
Rate of return on plan assets (Qualified plans only)	8.00%	8.00%	8.00%	N/A	N/A

Prior to 2005, the discount rate used by the Company was based upon published yields for high quality fixed income investments from Moody’s and Merrill Lynch.  In 2006 and 2005, the discount rate was determined (based on the expected duration of the benefit payments for the pension plan) by referring to applicable bond yields (such as Moody’s Aaa Corporate Bonds) and the Buck Consultants’ Discount Rate Model (which is developed by examining the yields on selected highly rated corporate bonds), to select a rate at which the Company believed the pension benefits could be effectively settled.  The Company’s expected long-term return on plan assets is based on a periodic review and modeling of the plan’s asset allocation structure over a long-term horizon.  Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data and economic/financial market theory.  The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.

Weighted-average assumptions used to determine net periodic benefit cost and benefit obligations for the Madison Square Garden Postretirement Plan are as follows:

	Weighted-Average Assumptions
	Net Periodic Benefit Cost for the Years Ended December 31,			Benefit Obligations at December 31,
	2006	2005	2004	2006	2005
Discount rate	5.75%	6.00%	6.25%	6.05%	5.75%
Health care trend rate assumed for next year	9.00%	8.00%	9.00%	9.00%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2009	2009	2013	2012

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans.  A one-percentage point change in the assumed health care cost trend rates would have the following effects:

	Increase (Decrease) in net Periodic Benefit Cost for the Years Ended December 31,			Increase (Decrease) in Benefit Obligations at December 31,
	2006	2005	2004	2006	2005
One percentage point increase	$129	$137	$131	$1,001	$1,148
One percentage point decrease	$(107)	$(114)	$(110)	$(840)	$(958)

Plan Assets and Investment Policy

The weighted average asset allocation of Cablevision’s qualified plan at December 31, 2006 and 2005 was as follows:

	Plan Assets at December 31,
	2006	2005
Asset Category:
Equity securities	57%	57%
Fixed income securities	34	34
Other	9	9
	100%	100%

The weighted average asset allocation of the MSG’s qualified plans at December 31, 2006 and 2005 was as follows:

	Plan Assets at December 31,
	2006	2005
Asset Category:
Equity securities	62%	61%
Fixed income securities	29	32
Other	9	7
	100%	100%

Generally, the plans’ investment objectives are to invest in portfolios that would obtain a market rate of return throughout economic cycles, commensurate with the investment risk and cash flow needs of the plans.  This requires the plans to subject a portion of their assets to increased risk to generate a greater rate of return.  The investments in each portfolio are readily marketable and can be sold to fund benefit payment obligations of the plans as they become payable.

Benefit Payments and Contributions for Defined Benefit Plans

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid relating to Cablevision’s Qualified and Non-qualified Defined Benefit plans:

2007	$16,033
2008	22,066
2009	28,888
2010	25,435
2011	27,098
2012-2016	152,266

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid relating to the Madison Square Garden Qualified and Non-qualified Defined Benefit Plans:

2007	$2,088
2008	2,376
2009	2,767
2010	2,930
2011	3,063
2012-2016	19,822

Of the amounts expected to be paid in 2007, the Company has recorded $1,091 as a current liability in its consolidated balance sheet at December 31, 2006, since this amount represents the aggregate benefit payment obligation payable in the next twelve months that exceeds the fair value of aggregate plan assets at December 31, 2006.

The Company makes contributions to the Retirement Plan, the MSG Plan and MSG Union Plans, which are all qualified defined benefit plans.  The Company currently expects to contribute approximately $24,000 to the Retirement Plan and contribute to the MSG Plan and MSG Union Plans in 2007 approximately $4,800 and $320, respectively.

NOTE 16.              EQUITY AND LONG-TERM INCENTIVE PLANS

Equity Plans

In April 2006, the Company’s Board of Directors approved the Cablevision Systems Corporation 2006 Employee Stock Plan and the Cablevision Systems Corporation 2006 Stock Plan for Non-Employee Directors, which was approved by the Company’s stockholders at its annual stockholders meeting on May 18, 2006.

Under the 2006 Employee Stock Plan, the Company is authorized to grant incentive stock options, nonqualified stock options, restricted shares, restricted stock units, stock appreciation rights and other equity-based awards.  The Company may grant awards for up to 23,000,000 shares of Cablevision NY Group Class A common stock (subject to certain adjustments).  Options and stock appreciation rights under the 2006 Employee Stock Plan must be granted with an exercise price of not less than the fair market value of a share of Cablevision NY Group Class A common stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder).  The terms and conditions of awards granted under the 2006 Employee Stock Plan, including vesting and exercisability, will be determined by the compensation committee of the Board of Directors and may be based upon performance criteria.  In 2006, subsequent to stockholder approval, the Company granted options to purchase 1,411,600 shares of the Company’s common stock, which will vest over three years in 33-1/3% annual increments and will expire 10 years from the grant date (or up to one additional year in the case of the death of a holder).  In addition, in 2006, subsequent to stockholder approval, the Company granted 1,805,242 restricted shares to employees, which are subject to three year cliff vesting from the date of grant.

Under the 2006 Stock Plan for Non-Employee Directors, the Company is authorized to grant nonqualified stock options, restricted stock units and other equity-based awards.  The Company may grant awards for up to 1,000,000 shares of Cablevision NY Group Class A common stock (subject to certain adjustments). Options under this plan must be granted with an exercise price of not less than the fair market value of a share of Cablevision NY Group Class A common stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder).  The terms and conditions of awards granted under the 2006 Stock Plan for Non-Employee Directors, including vesting and exercisability, will be determined by the compensation committee.  Unless otherwise provided in an applicable award agreement, options granted under this plan will be fully vested and exercisable, and restricted stock units granted under this plan will be fully vested, upon the date of grant.  Until otherwise determined by the compensation committee, on the date of each annual meeting of the Company’s stockholders, each non-employee director will receive restricted stock units with a fair market value of $40,000 and a grant of 4,000 options on such date.  In 2006, on the date of the annual meeting of the Company’s stockholders, subsequent to stockholder approval, the Company granted its non-employee directors options to purchase an aggregate of 40,000 shares of the Company’s common stock which vested on the date of grant and an aggregate of 20,110 restricted stock units which also vested on the date of grant.

Previously, the Company had an employee stock plan (“1996 Employee Stock Plan”) under which it was authorized to grant incentive stock options, nonqualified stock options, restricted shares, restricted stock units, stock appreciation rights, and bonus awards and a non-employee director stock plan (“1996 Non-Employee Director Stock Plan”) under which it was authorized to grant options and restricted stock units. The 1996 Employee Stock Plan expired in February 2006 and the 1996 Non-Employee Director Stock Plan expired in May 2006.  These plans provided that the exercise price of stock options and stock appreciation rights could not be less than the fair market value per share of Cablevision NY Group Class A common stock on the date the option was granted and the options expired no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder of nonqualified options).  As discussed in Note 18, a review has determined that during the 1997-2002 period there were a number of instances in which stock options and stock appreciation rights were issued with exercise prices that were lower, and in some cases substantially lower, than the fair market value per share of the Company’s common stock on the actual date of grant.

Stock appreciation rights provide for the employee to receive a cash payment in an amount equal to the difference between the fair market value of the stock as of the date the right is exercised, and the exercise price.  Options and stock appreciation rights typically vest over three years in 33-1/3% annual increments and expire 10 years from the grant date.  Restricted shares are typically subject to three or four year cliff vesting.  Performance based options issued under the plans are typically subject to approximately two year or three year cliff vesting, with exercisability subject to performance criteria.  Performance based options expire 10 years from the date of grant (or up to one additional year in the case of the death of the holder).  Options and restricted stock units issued to non-employee directors fully vest on the date of grant.

As a result of the special dividend (see Note 1), options or stock appreciation rights issued under the 1996 Employee Stock Plan and the 1996 Non-Employee Director Stock Plan that were not vested on or prior to December 31, 2004 were adjusted to reduce their per share exercise price by the $10.00 amount of the special dividend.  The per share exercise price of options or stock appreciation rights that were vested on or prior to December 31, 2004 were not adjusted and the holder will receive the $10.00 special dividend amount upon exercise of the option or right.  Holders of restricted shares outstanding on April 24, 2006 will receive $10.00 per restricted share when and if the restrictions lapse on such shares.  Holders of non-employee director restricted stock units received $10.00 per share underlying such units on the date the special dividend was paid.

Impact of the Adoption of Statement No. 123R

The Company adopted Statement No. 123R using the modified prospective transition method beginning January 1, 2006.  Accordingly, for the year ended December 31, 2006, the Company recorded share-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under Statement No. 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures.  For these awards, the Company has continued to recognize compensation expense using the accelerated attribution method under FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.  For options and performance based option awards granted after January 1, 2006, the Company recognizes compensation expense based on the estimated grant date fair value using the Black-Scholes valuation model using a straight-line amortization method.

For restricted shares and restricted stock units granted after January 1, 2006, the Company recognizes compensation expense using a straight-line amortization method, based on the grant date price of Cablevision NY Group Class A common stock over the vesting period, except for restricted stock units granted to non-employee directors which vest 100% and are expensed at the date of grant.

For stock appreciation rights granted after January 1, 2006, the Company recognizes compensation expense using a straight-line amortization method based on the estimated fair value at each reporting period using the Black-Scholes valuation model.  The Company did not grant any stock appreciation rights during the year ended December 31, 2006.

As Statement No. 123R requires that options and performance based option compensation expense be based on awards that are ultimately expected to vest, share-based compensation (which includes options, performance options, restricted stock, restricted stock units and stock appreciation rights) for the year ended December 31, 2006 has been reduced for estimated forfeitures.  Forfeitures were estimated based on historical experience.  Share-based compensation expense recognized as selling, general and administrative expense for the year ended December 31, 2006 amounted to $81,122 (of which $63,894 related to equity classified awards).  An income tax benefit of $28,837 was recognized in continuing operations resulting from this share-based compensation expense.  In connection with the adoption of Statement No. 123R, the Company recorded $862 as a cumulative effect of a change in accounting principle, net of taxes, in the Company’s statement of operations for the year ended December 31, 2006.

The following table presents actual expense (income) relating to the Company’s stock plan recorded pursuant to Statement No. 123R for 2006 and APB 25 for 2005 and 2004 and the pro forma information disclosed pursuant to Statement 123 for 2005 and 2004:

	Stock Plan Expense (Income)
	2006 Actual	2005 Actual	2005 Pro forma	2004 Actual	2004 Pro forma

Stock options	$25,989	$1,007	$13,502	$3,306	$897
Stock appreciation rights	17,228	(1,367)	(1,367)	2,724	2,724
Restricted shares	37,905	27,155	27,155	28,409	28,409
Share based compensation	$81,122	$26,795	$39,290	$34,439	$32,030

In connection with the Company’s adoption of Statement No. 123R, the Company uses the ‘with-and-without’ approach described in EITF Topic No. D-32, Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations, to determine the recognition and measurement of excess tax benefits.  Accordingly, due to the Company’s current tax position, no income tax benefit has been recognized as an increase to paid in capital with regard to excess tax benefits occurring during the year ended December 31, 2006.

Prior to adopting Statement No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the statement of cash flows.  Statement No. 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date in which the excess tax deductions result in a reduction of income taxes payable.  Excess tax benefits are realized tax benefits from tax deductions for options exercised and restricted shares issued in excess of the deferred tax asset attributable to stock compensation costs for such awards.  No excess tax benefits for the year ended December 31, 2006 were recorded as a result of adopting Statement No. 123R.  Cash received from option exercises for the years ended December 31, 2006, 2005 and 2004 was $15,334, $13,925 and $7,156, respectively.  The total income tax benefit recognized pursuant to the exercise of options recorded in stockholders’ deficiency was $1,256 and $3,388 for the years ended December 31, 2005 and 2004, respectively.

Valuation Assumptions - Stock Options

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model.  For unvested share-based awards as of January 1, 2006, granted prior to 2006, the Company’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards and vesting schedules.  The interest rate for periods within the contractual life of the award is based on interest yields for U.S. Treasury instruments in effect at the time of grant.  The Company applies a dividend yield of zero since it has historically never paid an ordinary dividend.  For options granted in 2006, the Company’s computation of expected life was based on the simplified method (the average of the vesting period and option term) as prescribed in SEC Staff Accounting Bulletin No. 107, Share Based Payments.  The following weighted average assumptions were used in calculating the fair value of options granted for the year ended December 31, 2006:  Weighted average risk-free interest rate - 4.95%, Expected life (in years) - 6.0, Dividend yield - 0%, and Weighted average volatility - 53.33%.  The weighted average grant date fair value for options granted in 2006 was $11.46.

Valuation Assumptions - Stock Appreciation Rights

The Company calculates the fair value of each stock appreciation right on the date of grant and at the end of each reporting period using the Black-Scholes option pricing model.  The following assumptions were used to calculate the fair value of stock appreciation rights outstanding as of December 31, 2006:  Weighted average risk-free interest rate - 4.98%, Weighted average expected life (in years) - 1.30, Dividend yield - 0%, and Weighted average volatility - 20.61%.  The weighted average grant date fair value of rights outstanding at December 31, 2006 was $18.66.

The Company’s computation of expected volatility is based on historical volatility of our common stock. The Company’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock appreciation rights and vesting schedules through December 31, 2006.  The interest rate for the period within the contractual life of the award is based on the interest yield for U.S. Treasury instruments in effect at December 31, 2006.  The Company applies a dividend yield of zero since it has historically never paid an ordinary dividend.

Share-Based Payment Award Activity

The following table summarizes activity for the Company’s stock options for the year ended December 31, 2006:

	Shares Under Option		Weighted	Weighted Average
	Time Vesting Options	Performance Vesting Options	Average Exercise Price Per Share	Remaining Contractual Term (in years)	Aggregate Intrinsic Value**
Balance, December 31, 2005	9,402,430	809,000	$21.22
Granted	1,447,000	4,600	20.51
Exercised	(1,326,157)	—	12.15
Forfeited/Expired	(458,907)	—	27.94

Balance, December 31, 2006*	9,064,366	813,600	$16.60	6.84	$156,226

Options exercisable at December 31, 2006*	5,747,586	—	$16.72	5.35	$106,452
Options expected to vest in the future*	3,166,003	796,852	$16.39	8.90	$47,897

*                             As a result of the special dividend (see Note 1), options issued under the 1996 Employee Stock Plan and the 1996 Non-Employee Director Plan that were not vested on or prior to December 31, 2004 were adjusted to reduce their per share exercise price by the $10.00 amount of the special dividend.  The per share exercise price of options that were vested on or prior to December 31, 2004 was not adjusted and the holders will receive the $10.00 special dividend amount upon exercise.  The weighted average exercise price per share reflected in the table above has not been adjusted for the special dividend for periods prior to the payment of the special dividend in April 2006.

**                      The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of the Company’s NY Group Class A common stock on December 31, 2006 plus, where applicable, the $10.00 special dividend.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 9,531,533 options outstanding (which included 5,401,153 exercisable options) that were in-the-money at December 31, 2006.  For the years ended December 31, 2006, 2005 and 2004, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $22,794, $12,358 and $8,451, respectively, determined as of the date of option exercise, plus for the 2006 period, the $10.00 special dividend which each holder of options vested on or prior to December 31, 2004 received upon exercise.  When an option is exercised, the Company issues new shares of stock.

The following table summarizes activity for the Company’s stock appreciation rights and restricted shares (which includes restricted stock units) for the year ended December 31, 2006:

	Stock Appreciation Rights	Weighted Average Fair Value Per Share	Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant
Unvested award balance, December 31, 2005	5,500	$7.38	6,549,966	$18.85
Granted	—	—	1,825,352	20.60
Awards vested	(5,500)	11.79	(132,492)	17.90
Forfeited	—	—	(134,187)	18.72

Unvested award balance, December 31, 2006	—	$—	8,108,639	19.26

	Outstanding Vested Stock Appreciation Rights	Weighted Average Exercise Price Per Share at December 31, 2006	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value*
Balance, December 31, 2006	1,600,907	$22.25	3.28	$28,736

*                    The aggregate intrinsic value, which will be settled in cash, is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of the Company’s NY Group Class A common stock plus, where applicable, the $10.00 special dividend.

For the years ended December 31, 2006, 2005 and 2004, the aggregate intrinsic value of stock appreciation rights exercised under the Company’s stock plans was $11,258, $6,549 and $3,748, respectively, determined as of the date of exercise.  The aggregate intrinsic value, which was settled in cash, is calculated as the difference between (i) the exercise price of the underlying awards and (ii) the quoted price of the Cablevision NY Group Class A common stock as of the date of exercise, plus for the 2006 period, the $10.00 special dividend which each holder of rights vested prior to December 31, 2004 received upon exercise.

As of December 31, 2006, there was $65,083 of total unrecognized compensation cost related to the Company’s unvested options and restricted shares granted under the Company’s stock plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.1 years.

Pro Forma Information for Periods Prior to the Adoption of Statement No. 123R

Prior to the adoption of Statement No. 123R, the Company had applied the intrinsic value based method of accounting prescribed by APB Opinion No. 25 and related interpretations, to account for its share-based compensation awards.  Under this method, compensation expense was recorded only if on the date of grant the current market price of the underlying stock exceeded the exercise price.  The Company provided the disclosures required under Statement No. 123, as amended by Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosures.  Employee

share-based compensation expense for the years ended December 31, 2005 and 2004, is based on the accounting prescribed by APB Opinion No. 25 and related interpretations and has not been restated for the adoption of Statement No. 123R.  Forfeitures of awards were recognized as they occurred.

The table below sets forth the pro forma net income (loss) as if compensation cost was determined in accordance with Statement No. 123 for options granted in 1995 through 2005:

	Years Ended December 31
	2005	2004
Net income (loss)	$89,320	$(678,945)
Add: Stock based employee compensation cost included in reported net income (loss), net of taxes	20,703	23,134
Deduct: Stock based employee compensation expense determined under fair value based method, net of taxes	(28,078)	(21,719)
Pro forma net income (loss)	$81,945	$(677,530)

Basic and diluted net income (loss) per common share:
As reported	$0.32	$(2.36)
Pro forma	$0.29	$(2.36)

The Company estimated the fair value of each option grant using the Black-Scholes option pricing model.  The following assumptions were used in calculating these fair values:

	Years Ended December 31,
	2005	2004
Risk free interest rate	4.5%	3.5%
Volatility	57.0%	55.7%
Dividend Yield	0%	0%
Weighted average grant date fair value	$13.60	$10.29
Expected life in years	5.0	5.0

Long-Term Incentive Plans

In April 2006, Cablevision’s Board of Directors approved the Cablevision Systems Corporation 2006 Cash Incentive Plan, which was approved by Cablevision’s stockholders at its annual stockholders meeting in May 2006.

Pursuant to Cablevision’s Long-Term Incentive Plan, certain executives have been granted cash awards, some of which are performance based, that vest over varying required service periods and are typically payable at the end of the vesting period or on specified dates.  One form of award received by certain executives under the Plan was a performance retention award, vesting over 7 years.  The terms of the performance retention awards provide that the executive could have requested a loan from the Company in the amount of the award prior to its vesting, subject to certain limitations, provided that such loan was secured by a lien in favor of the Company on property owned by the executive.  Effective July 30, 2002, such requests for advances on amounts of awards are no longer permitted.  Imputed interest to those executives on these interest free loans amounted to $900, $911 and $1,293, respectively for the years ended December 31, 2006, 2005 and 2004.  As of December 31, 2006 and 2005, $23,850 was outstanding in respect of advances made pursuant to this plan.

In connection with long-term incentive awards granted under the two plans, the Company has recorded expense of $59,348, $41,959 and $31,505 for the years ended December 31, 2006, 2005 and 2004, respectively.   At December 31, 2006 and 2005, the Company had accrued $51,905 and $17,990 for performance-based awards for which the performance criteria had not been met as of December 31, 2006 as such awards are based on achievement of certain performance criteria through December 31, 2008.  The Company currently believes that it is probable that the performance criteria established for these performance-based awards will be met.  If the Company subsequently determines that the performance criteria for such awards is not probable of being achieved, the Company would reverse the accrual in respect of such award at that time.

In addition, in 2003, the Company granted certain management employees cash awards that vested in July 2005 when the Company reached certain performance goals.  Such awards were amortized ratably over the period in which the Company was expected to achieve these goals, and accordingly recorded expense of $2,380 and $18,868 in respect of these awards in 2005 and 2004, respectively.

NOTE 17.                                          CONTRACTUAL OBLIGATIONS

Future cash payments required under unconditional purchase obligations pursuant to contracts entered into by the Company in the normal course of business are as follows as of December 31, 2006:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More than 5 years
Off balance sheet arrangements:
Programming obligations(1)	$2,902,599	$828,101	$1,175,374	$699,735	$199,389
Purchase obligations(2)	2,208,418	474,833	446,360	269,695	1,017,530
Guarantees(3)	2,221	2,221	—	—	—
Letters of credit(4)	54,295	2,300	1,722	—	50,273

Total	5,167,533	1,307,455	1,623,456	969,430	1,267,192

Contractual obligations reflected on the balance sheet:
Purchase obligations(5)	87,707	57,026	9,593	6,592	14,496
Total	$5,255,240	$1,364,481	$1,633,049	$976,022	$1,281,688

(1)                      Programming obligations represent contractual commitments with various programming vendors to provide video services to the Company’s subscribers.  Future fees under such contracts are based on numerous factors, including the number of subscribers receiving the programming.  Amounts reflected above are based on the number of subscribers receiving the programming as of December 2006 multiplied by the per subscriber rates contained in the executed agreements in effect as of December 31, 2006.

(2)                      Purchase obligation amounts not reflected on the balance sheet consist primarily of (i) long-term rights agreements which provide Madison Square Garden and other regional sports networks with exclusive broadcast rights to certain live sporting events in exchange for minimum contractual payments, (ii) payments under employment agreements that we have with our professional sports teams’ personnel that are generally guaranteed regardless of employee injury or termination, and (iii) minimum purchase requirements incurred in the normal course of the Company’s operations.

(3)                      Includes outstanding guarantees primarily by CSC Holdings in favor of certain financial institutions in respect of ongoing interest expense obligations and potential early termination events in connection with the monetization of the Company’s holdings of Charter Communications common stock.  Amounts payable under such monetization guarantees are estimated as of a particular point in time by the financial institution counterparty and are based upon the current price of the underlying common stock and various other assumptions, including stock market volatility and prevailing interest rates.  Such guaranteed amounts approximate the fair value of the monetization indebtedness less the sum of the fair values of the underlying stock and the equity collar as reflected in the Company’s accompanying consolidated balance sheet.

(4)                      Consist primarily of letters of credit obtained by CSC Holdings in favor of insurance providers and certain governmental authorities for the Telecommunications Services segment.

(5)                      Consist principally of amounts earned under employment agreements that we have with our professional sports teams’ personnel.  Other long-term obligations also include deferred carriage payments.

The future cash payments reflected above do not include the impact of potential insurance recoveries or amounts which may be due to the National Basketball Association (“NBA”) for luxury tax payments.

The future cash payments reflected above also do not include the payments required under the Company’s agreements with EchoStar relating to the launch and operation of the business of Rainbow HD Holdings, LLC, the Company’s VOOM HD Networks high-definition television programming service.  EchoStar was issued a 20% interest in Rainbow HD Holdings, the Company’s subsidiary owning the VOOM HD Networks programming service, and that 20% interest will not be diluted until $500,000 in cash has been invested in Rainbow HD Holdings by the Company.  Under the terms of the affiliation arrangements with EchoStar covering the VOOM HD Networks for a 15 year term, if Rainbow HD Holdings fails to spend $100,000 per year up to a maximum of $500,000 in the aggregate, on its service offerings, EchoStar may terminate the affiliation agreement.  The Company has the right to terminate the affiliation agreement if the VOOM HD Networks are discontinued in the future.  On the fifth or eighth anniversary of the effective date of the agreement, the termination of the affiliation agreement by EchoStar, or other specified events, EchoStar has a put right to require a wholly-owned subsidiary of Rainbow Media Holdings to purchase all of its equity interests in Rainbow HD Holdings at fair value.  On the seventh or tenth anniversary of the effective date of the agreement, or the second anniversary date of the termination of the Affiliation Agreement by EchoStar, a wholly-owned subsidiary of Rainbow Media Holdings has a call right to purchase all of EchoStar’s ownership in Rainbow HD Holdings at fair value.

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

The Wiz Bankruptcy

TW, Inc. (“TW”), a former subsidiary of the Company and operator of The Wiz consumer retail electronics business, is the subject of a Chapter 11 bankruptcy proceeding in the U.S. Bankruptcy Court for the District of Delaware.  In February 2005, TW filed a complaint in the bankruptcy proceeding against Cablevision and certain of its affiliates seeking recovery of alleged preferential transfers in the aggregate amount of $193,457.  Also in February 2005, the Official Committee of Unsecured Creditors of TW (the “Committee”) filed a motion seeking authority to assume the prosecution of TW’s alleged preference claims and to prosecute certain other causes of action.  The bankruptcy court granted the Committee’s motion on or about March 10, 2005, thereby authorizing the Committee, on behalf of TW, to continue the preference suit and to assert other claims.  On March 12, 2005, the Committee filed a complaint in the bankruptcy court against Cablevision, certain of its affiliates, and certain present and former officers and directors of Cablevision and of its former subsidiary Cablevision Electronics Investments, Inc. (“CEI”).  The Committee’s complaint, as amended, asserts preferential transfer claims allegedly totaling $193,858, breach of contract, promissory estoppel, and misrepresentation claims allegedly totaling $310,000, and fraudulent conveyance, breach of fiduciary duty, and other claims seeking unspecified damages.  On June 30, 2005, the defendants filed a motion to dismiss several of the claims in the amended complaint.  On October 31, 2005, the bankruptcy court denied the motion to dismiss.  The bankruptcy court’s ruling on the motion to dismiss allowed the Committee to proceed with its claims against Cablevision and the other defendants.  Cablevision believes that the claims asserted by  the Committee are without merit and is contesting them vigorously.

Dolan Family Group 2005 Proposal and Special Dividend Litigation

In June and July 2005, a number of shareholder class action lawsuits were filed against Cablevision and its individual directors in the Delaware Chancery Court and the New York State Supreme Court for Nassau County relating to the Dolan Family Group proposal to acquire the outstanding, publicly held interests in Cablevision following a pro rata distribution of Rainbow Media Holdings.  On October 24, 2005, Cablevision received a letter from the Dolan Family Group withdrawing its June 19, 2005 proposal and recommending the consideration of a special dividend.  On November 17, 2005, the plaintiffs filed a consolidated amended complaint in the New York Supreme Court action to relate to the special dividend proposed by the Dolan Family Group.  On February 9, 2006, the plaintiffs filed a second amended complaint adding allegations related to the December 19, 2005 announcement that the Board had decided not to proceed with the proposed special dividend, and the January 31, 2006 announcement that the Board was expected to begin reconsideration of a possible special dividend at its regularly scheduled meeting in March 2006.  The amended complaint sought, among other things, to enjoin the payment of the special dividend proposed by the Dolan Family Group.  As set forth below, the Nassau County actions were subsequently dismissed following settlement by the parties.  The Delaware Chancery Court action is pending.

On December 28, 2005, a purported shareholder derivative complaint was filed in the U.S. District Court for the Eastern District of New York alleging that certain events during 2005, including those relating to the proposed special dividend, constitute breaches of fiduciary duty.  The action was brought derivatively on behalf of Cablevision and names as defendants each member of the Board of Directors.  The complaint sought unspecified damages and contribution and indemnification by the defendants for any claims asserted against Cablevision as a result of the alleged breaches.    The Eastern District of New York action was dismissed following settlement of the Nassau County actions, as set forth below.

On March 27, 2006, Cablevision entered into a memorandum of understanding with respect to the settlement of the actions pending in the New York Supreme Court for Nassau County relating to a proposed special dividend.  On April 7, 2006, Cablevision’s Board of Directors declared a special cash dividend of $10.00 per share which was paid on April 24, 2006 to holders of record at the close of business on April 18, 2006.  A hearing on the proposed settlement was held on September 25, 2006. On January 5, 2007, the court signed an order approving the settlement and terminating these actions.

Dolan Family Group 2006 Proposal

In October 2006, a number of shareholder class action lawsuits were filed against Cablevision and its individual directors in New York Supreme Court, Nassau County, relating to the October 8, 2006 offer by the Dolan Family Group to acquire all of the outstanding shares of Cablevision’s common stock, except for the shares held by the Dolan Family Group.  These lawsuits allege breaches of fiduciary duty and seek injunctive relief to prevent consummation of the proposed transaction and compensatory damages.  The trial court ordered expedited discovery, which began in November 2006. On January 12, 2007, the Special Transaction Committee of the Board received a revised proposal from the Dolan Family Group to acquire all of the outstanding shares of common stock of Cablevision, except for the shares held by the Dolan Family Group. On January 16, 2007, the Special Transaction Committee delivered a letter to Charles F. Dolan and James L. Dolan, rejecting as inadequate the revised proposal.  This litigation is pending.

Director Litigation

Cablevision was named as a nominal defendant in a purported shareholder derivative complaint filed in the Court of Chancery of the State of Delaware.  The action was brought derivatively on behalf of Cablevision and named as additional defendants Charles F. Dolan, the Chairman of Cablevision, and Rand Araskog, Frank Biondi, John Malone and Leonard Tow, each of whom was appointed as a director on March 2, 2005 by Mr. Dolan and certain other holders of the Company’s NY Group Class B common stock.  The complaint alleges that Charles F. Dolan, as the controlling Class B shareholder of Cablevision, by purporting to remove three Cablevision Board members (William J. Bell, Sheila Mahony and Steven Rattner) and replace them with the four new directors, wrongfully interfered with the Board’s role in managing the affairs of Cablevision and sought to substitute his judgment of how to proceed with the VOOM service of Cablevision’s Rainbow DBS subsidiary above that of the Board.  The action seeks, among other things, to preliminarily and permanently enjoin Charles F. Dolan from interfering with the managerial prerogatives of Cablevision’s Board; rescinding the purported appointment of the new directors; rescinding the removal of Mr. Bell, Ms. Mahony and Mr. Rattner as directors and restoring them to their positions as directors and directing Charles F. Dolan to account to Cablevision for its damages.  There have been no developments in the case since May 2005, when the parties agreed that defendants need not respond to the complaint until further notice from the plaintiff.

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

Contract Dispute

In September 2005, Loral filed an action against Cablevision and Rainbow DBS for breach of contract based on a letter agreement dated March 23, 2001 (“the Letter Agreement”) between Loral and Rainbow DBS.  Loral alleges that the sale of the Rainbow-1 satellite and related assets to EchoStar constituted a sale of “substantially all of the assets of Rainbow DBS” triggering a “Make Whole Payment” under the Letter Agreement of $33,000 plus interest.  A trial in this matter took place in January 2007 in New York Supreme Court for New York County.  On January 24, 2007, the jury returned a verdict finding that the EchoStar sale had triggered a Make Whole Payment under the Letter Agreement, requiring a payment to Loral of $50,898, including interest, which has been accrued for as of December 31, 2006 and reflected as an expense in discontinued operations.  Cablevision and Rainbow DBS have filed a motion for judgment as a matter of law, or in the alternative for a new trial, which is pending.

Accounting Related Investigations

The improper expense recognition matter previously reported by the Company has been the subject of investigations by the SEC and the U.S. Attorney’s Office for the Eastern District of New York.  The SEC is continuing to investigate the improper expense recognition matter and the Company’s timing of recognition of launch support, marketing and other payments under affiliation agreements.  The Company continues to fully cooperate with such investigations.

Stock Option Related Matters

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

In addition, in August, September and October 2006, purported derivative lawsuits (including one purported combined derivative and class action lawsuit) relating to the Company’s past stock option and SAR grants were filed in New York State Supreme Court for Nassau County, the United States District

Court for the Eastern District of New York, and Delaware Chancery Court for New Castle County, by parties identifying themselves as shareholders of Cablevision purporting to act on behalf of Cablevision.  These lawsuits named as defendants certain present and former members of Cablevision’s Board of Directors and certain present and former executive officers, alleging breaches of fiduciary duty and unjust enrichment relating to practices with respect to the dating of stock options, recordation and accounting for stock options, financial statements and SEC filings, and alleged violation of IRC 162(m).  In addition, certain of these lawsuits asserted claims under Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Section 304 of the Sarbanes-Oxley Act.  The lawsuits sought damages from all defendants, disgorgement from the officer defendants, declaratory relief, and equitable relief, including rescission of the 2006 Employee Stock Plan and voiding of the election of the director defendants.  On October 27, 2006, the Board of Directors of Cablevision appointed Grover C. Brown and Zachary W. Carter as directors and, on the same date, appointed Messrs. Brown and Carter to a newly formed special litigation committee (“SLC”) of the Board.  The SLC was directed by the Board to review and analyze the facts and circumstances surrounding these claims, which purport to have been brought derivatively on behalf of the Company, and to consider and determine whether or not prosecution of such claims is in the best interests of the Company and its shareholders, and what actions the Company should take with respect to the cases.  The SLC, through its counsel, filed motions in all three courts to intervene and to stay all proceedings until completion of the SLC’s independent investigation of the claims raised in these actions.  The Delaware action subsequently was voluntarily dismissed without prejudice by the plaintiff.  The actions pending in Nassau County have been consolidated and a single amended complaint has been filed in that jurisdiction. Similarly, the actions pending in the Eastern District of New York have been consolidated and a single amended complaint has been filed in that jurisdiction.  Both the Nassau County action and the Eastern District of New York action assert derivative claims on behalf of the Company as well as direct claims on behalf of Cablevision shareholders relating to the Company’s past stock option and SAR grants.  On November 14, 2006, the trial court in the Nassau County action denied the SLC’s motion for a stay of proceedings and ordered expedited discovery.  The Appellate Division of the New York State Supreme Court subsequently stayed all proceedings in the Nassau County action (including all discovery) pending the SLC’s appeal of the denial of its stay motion.  The SLC’s appeal has been fully submitted but has not been scheduled for oral argument.  In the Eastern District of New York action, the trial court has issued a stay of all proceedings until May 1, 2007.

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

The fair value of the Company’s debt instruments are summarized as follows:

	December 31, 2006
	Carrying Amount	Estimated Fair Value
Debt instruments:
Bank debt	$4,992,500	$4,992,500
Collateralized indebtedness	921,574	901,035
Senior notes and debentures	5,993,956	6,032,589
Senior subordinated notes and debentures	497,011	551,682
Notes payable	18,843	19,165
	$12,423,884	$12,496,971

	December 31, 2005
	Carrying Amount	Estimated Fair Value
Debt instruments:
Bank debt	$1,851,500	$1,851,500
Collateralized indebtedness	1,170,126	1,171,731
Senior notes and debentures	5,992,760	5,888,636
Senior subordinated notes and debentures	746,621	819,982
Notes payable	15,905	15,778
	$9,776,912	$9,747,627

Fair value estimates related to our debt instruments and interest rate swap agreements discussed above are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Minority Interest in Limited-Life Partnership

The Company consolidates a 60% majority-owned interest in a limited-life partnership.  The estimated liquidation value of the 40% minority interest is approximately $133,600 and $106,000 as of December 31, 2006 and 2005, respectively, compared to the carrying value of such minority interest of $48,430 and $53,820, respectively.  Such liquidation value estimate is made at a specific point in time based on relevant market information and consideration regarding current and expected future operating performance.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

NOTE 20.              SEGMENT INFORMATION

The Company classifies its business interests into three segments: Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional cable television programming networks, including AMC, IFC, WE tv, fuse and the VOOM HD Networks; and Madison Square Garden, which owns and operates professional sports teams, regional cable television networks and an entertainment business.  Beginning in the first quarter of 2005, the VOOM HD Networks have been included in the Rainbow Segment.  Those channels were previously included in the Rainbow DBS segment which has been discontinued.  Prior period segment information has been reported on a comparable basis.

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

	Years Ended December 31,
	2006	2005	2004
Revenues, net from continuing operations
Telecommunications Services	$4,237,707	$3,606,765	$3,123,956
Rainbow	885,986	825,561	806,394
Madison Square Garden	854,040	804,395	778,754
All other(a)	84,391	85,385	86,765
Intersegment eliminations	(134,662)	(149,628)	(163,332)
	$5,927,462	$5,172,478	$4,632,537

Intersegment eliminations are primarily affiliate revenues recognized by our Rainbow and MSG segments from the sale of cable network programming to our Telecommunication Services segment.

	Years Ended December 31,
	2006	2005	2004
Intersegment revenues
Telecommunications Services	$1,529	$2,420	$7,123
Rainbow	38,438	48,547	62,650
Madison Square Garden	94,695	98,661	93,559
	$134,662	$149,628	$163,332

Reconciliation (by Segment and in Total) of Adjusted Operating Cash Flow to Operating Income (Loss) from Continuing Operations

	Years Ended December 31,
	2006	2005	2004
Adjusted operating cash flow from continuing operations
Telecommunications Services	$1,668,554	$1,412,199	$1,226,790
Rainbow	161,119	158,513	59,852
Madison Square Garden	72,396	120,440	170,057
All other(b)	(81,642)	(80,632)	(69,894)
	$1,820,427	$1,610,520	$1,386,805

	Years Ended December 31,
	2006	2005	2004
Depreciation and amortization (including impairments) included in continuing operations
Telecommunications Services	$(915,724)	$(843,177)	$(786,485)
Rainbow	(106,556)	(113,429)	(213,896)
Madison Square Garden	(60,160)	(62,834)	(45,445)
All other(c)	(46,373)	(64,203)	(92,849)
	$(1,128,813)	$(1,083,643)	$(1,138,675)

	Years Ended December 31,
	2006	2005	2004
Stock expense included in continuing operations
Telecommunications Services	$(39,485)	$(14,657)	$(16,318)
Rainbow	(25,673)	(6,513)	(7,650)
Madison Square Garden	(14,232)	(3,836)	(3,769)
All other(c)	(1,732)	(1,789)	(6,702)
	$(81,122)	$(26,795)	$(34,439)

	Years Ended December 31,
	2006	2005	2004
Restructuring credits (charges) included in continuing operations
Telecommunications Services	$17	$(295)	$(736)
Rainbow	(143)	—	77
Madison Square Garden	—	(366)	(4,146)
All other(c)	3,610	1,198	5,640
	$3,484	$537	$835

	Years Ended December 31,
	2006	2005	2004
Operating income (loss) from continuing operations
Telecommunications Services	$713,362	$554,070	$423,251
Rainbow	28,747	38,571	(161,617)
Madison Square Garden	(1,996)	53,404	116,697
All other(b)	(126,137)	(145,426)	(163,805)
	$613,976	$500,619	$214,526

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Years Ended December 31,
	2006	2005	2004
Operating income (loss) from continuing operations before income taxes
Total operating income for reportable segments	$740,113	$646,045	$378,331
Other operating loss(b)	(126,137)	(145,426)	(163,805)
Operating income	613,976	500,619	214,526

Items excluded from operating income (loss):
Interest expense	(928,202)	(764,508)	(721,008)
Interest income	37,187	16,430	8,300
Equity in net income (loss) of affiliates	6,698	3,219	(12,997)
Gain on sale of programming and affiliate interests, net	—	64,968	2,232
Gain (loss) on investments, net	290,052	(138,312)	134,598
Write-off of deferred financing costs	(14,083)	—	(18,961)
Gain (loss) on derivative contracts, net	(253,712)	119,180	(165,305)
Loss on extinguishment of debt	(13,125)	—	(78,571)
Minority interests	(8,894)	(5,471)	(50,307)
Miscellaneous, net	2,837	651	63
Loss from continuing operations before income taxes	$(267,266)	$(203,224)	$(687,430)

(a)                      Represents net revenues of Clearview Cinemas and PVI Virtual Media, which was consolidated in the second quarter of 2004 in accordance with FIN No. 46.  In May 2005, Cablevision exchanged its 60% interest in PVI Latin America for the 40% interest in the rest of PVI that it did not already own.

(b)                     Principally includes unallocated corporate general and administrative costs, in addition to the operating results of Clearview Cinemas and PVI Virtual Media.  It also includes costs allocated to Fox Sports Net Ohio, Fox Sports Net Florida, Fox Sports Net Chicago and Rainbow DBS (distribution operations) that were not eliminated as a result of the disposition or shut down of these businesses.

(c)                      Includes expenses and/or credits relating to Clearview Cinemas, PVI Virtual Media, certain corporate expenses/credits and certain costs allocated to Fox Sports Net Ohio, Fox Sports Net Florida, Fox Sports Net Chicago and Rainbow DBS (distribution operations) that were not eliminated as a result of the disposition or shut down of these businesses.

	December 31,
	2006	2005
Assets
Telecommunications Services	$6,636,723	$4,558,423
Rainbow(d)	2,377,835	2,573,132
Madison Square Garden	1,852,913	1,893,525
Corporate, other and intersegment eliminations	(1,022,614)	818,475
Assets held for sale	—	7,557
	$9,844,857	$9,851,112

(d)                     Rainbow assets include amounts due from the Rainbow DBS distribution business of $276,245 and $271,277 at December 31, 2006 and 2005, respectively, which are eliminated in consolidation.

	Years Ended December 31,
	2006	2005	2004
Capital Expenditures
Telecommunications Services	$819,747	$695,327	$621,480
Rainbow	21,062	29,063	44,313
Madison Square Garden	23,444	20,993	12,153
Corporate and other	22,044	23,909	19,568
	$886,297	$769,292	$697,514

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States and are primarily concentrated in the New York metropolitan area.

NOTE 21.              INTERIM FINANCIAL INFORMATION (Unaudited)

The following is a summary of selected quarterly financial data for the years ended December 31, 2006 and 2005:

2006:	March 31,	June 30,	September 30,	December 31,	Total
	2006	2006	2006	2006	2006

Revenues, net	$1,409,358	$1,423,923	$1,408,736	$1,685,445	$5,927,462
Operating expenses	(1,305,631)	(1,257,420)	(1,273,301)	(1,477,134)	(5,313,486)
Operating income	$103,727	$166,503	$135,435	$208,311	$613,976

Income (loss) from continuing operations	$(54,722)	$(26,116)	$(58,736)	$6,525	$(133,049)
Income (loss) from discontinued operations, net of taxes	(2,386)	40,702	(421)	(30,449)	7,446
Income (loss) before cumulative effect of a change in accounting principle	(57,108)	14,586	(59,157)	(23,924)	(125,603)
Cumulative effect of a change in accounting principle, net of taxes	(862)	—	—	—	(862)
Net income (loss)	$(57,970)	$14,586	$(59,157)	$(23,924)	$(126,465)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$(0.19)	$(0.09)	$(0.21)	$0.02	$(0.47)
Income (loss) from discontinued operations	$(0.01)	$0.14	$—	$(0.11)	$0.03
Net income (loss)	$(0.20)	$0.05	$(0.21)	$(0.08)	$(0.45)

2005:	March 31,	June 30,	September 30,	December 31,	Total
	2005	2005	2005	2005	2005

Revenues, net	$1,213,126	$1,231,859	$1,241,745	$1,485,748	$5,172,478
Operating expenses	(1,145,457)	(1,136,790)	(1,133,888)	(1,255,724)	(4,671,859)
Operating income	$67,669	$95,069	$107,857	$230,024	$500,619

Income (loss) from continuing operations	$(95,698)	$(26,963)	$(63,822)	$58,950	$(127,533)
Income (loss) from discontinued operations net of taxes	(30,439)	240,761	870	5,661	216,853
Net income (loss)	$(126,137)	$213,798	$(62,952)	$64,611	$89,320

Basic and diluted income (loss) per share:
Basic and diluted income (loss) from continuing operations	$(0.33)	$(0.09)	$(0.22)	$0.21	$(0.45)
Basic and diluted income (loss) from discontinued operations	$(0.11)	$0.84	$—	$0.02	$0.77
Basic and diluted net income (loss)	$(0.44)	$0.74	$(0.22)	$0.23	$0.32

NOTE 22.              OTHER MATTERS

Settlement with Time Warner

On September 29, 2005, AMC and Time Warner Entertainment, L.P. settled existing litigation whereby the Company simultaneously entered into 11 separate affiliation agreements with Time Warner.  These agreements included amendments and enhancements to existing affiliation agreements for some of the Company’s programming services and new affiliation agreements and new distribution for other programming services of the Company.  The amendments included a long-term extension of Time Warner’s affiliation agreement with AMC with rate and positioning terms that are favorable to AMC.  Because of the long-term benefits to the Company from the extension and enhancement of the AMC agreement, substantially all of the required payments ($74,000 is payable to Time Warner over the 2005-2007 period) attributable to AMC have been capitalized as deferred carriage fees and will be amortized as a reduction to revenue over the remaining 13 year life of the extended AMC agreement.

New York Mets Agreement Termination

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

Resolutions of Contract Disputes

In June 2006, the Company collected $26,500 related to the resolution of a contractual programming dispute, $19,476 of which was due in periods prior to 2006 but not recognized as a reduction to programming costs because it was being disputed and was not being paid by the affiliate.  The underlying contract was terminated in June 2006 and no further payments will be received under the contract.

In connection with the resolution of another contract dispute, Fox Sports Net Chicago, which was shut down in June 2006, recorded $77,996 of affiliate revenue in June 2006 including $71,396, relating to periods prior to 2006, that had not been previously recognized due to the dispute.  Such affiliate revenue has been reported in discontinued operations.  The underlying contract was terminated in June 2006 and no further payments will be received under the contract.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
CSC Holdings, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that CSC Holdings, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CSC Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that CSC Holdings, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, CSC Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CSC Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholder’s deficiency and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 27, 2007 expressed an unqualified opinion on those consolidated financial statements.  As discussed in our report dated February 27, 2007, the Company changed its method of quantifying errors in 2006 in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment as of January 1, 2006 and adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.

/s/ KPMG LLP
Melville, New York

February 27, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
CSC Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of CSC Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholder’s deficiency and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a)(2).  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSC Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 2 to the accompanying consolidated financial statements, the Company changed its method of quantifying errors in 2006 in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment as of January 1, 2006 and adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CSC Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Melville, New York

February 27, 2007

CSC HOLDINGS, INC. AND SUBIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

(Dollars in thousands)

	2006	2005
ASSETS

Current Assets:

Cash and cash equivalents	$414,604	$394,969
Restricted cash	11,390	8,454
Accounts receivable, trade (less allowance for doubtful accounts of $17,345 and $18,807)	536,057	453,167
Notes and other receivables	46,718	74,141
Investment securities	10,715	647
Prepaid expenses and other current assets	104,577	98,921
Feature film inventory, net	124,778	108,607
Deferred tax asset	236,037	58,049
Advances to affiliates	229,677	121,128
Investment securities pledged as collateral	18,981	723,476
Derivative contracts	81,140	268,539
Assets held for sale	—	7,557
Total current assets	1,814,674	2,317,655

Property, plant and equipment, net of accumulated depreciation of $6,257,078 and $5,494,994	3,714,842	3,868,077
Investments in affiliates	49,950	39,463
Notes and other receivables	29,659	42,987
Investment securities pledged as collateral	1,080,229	199,430
Derivative contracts	—	109,207
Other assets	80,273	83,801
Feature film inventory, net	375,700	378,502
Deferred carriage fees, net	174,377	188,135
Franchises	731,848	731,848
Affiliation, broadcast and other agreements, net of accumulated amortization of $417,634 and $349,752	452,888	519,363
Other intangible assets, net of accumulated amortization of $77,795 and $68,192	325,298	388,622
Excess costs over fair value of net assets acquired	1,032,117	993,426
Deferred financing and other costs, net of accumulated amortization of $55,445 and $77,014	111,373	97,285
	$9,973,228	$9,957,801

See accompanying notes to
consolidated financial statements

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONSOLIDATED BALANCE SHEETS (continued)

December 31, 2006 and 2005

(Dollars in thousands, expect share and per share amounts)

	2006	2005
LIABILITIES AND STOCKHOLDER’S DEFICIENCY

Current Liabilities:

Accounts payable	$392,605	$373,362
Accrued liabilities
Interest	194,634	149,083
Employee related costs	328,360	288,751
Other accrued expenses	412,231	489,989
Defined benefit plan and other postretirement plan obligations	1,091	—
Deferred revenue	162,956	162,514
Feature film and other contract obligations	122,362	112,817
Liabilities under derivative contracts	6,568	101,580
Bank debt	93,750	8,560
Collateralized indebtedness	102,268	857,774
Capital lease obligations	7,069	8,586
Notes payable	17,826	8,438
Senior notes and debentures	499,952	—
Total current liabilities	2,341,672	2,561,454

Defined benefit plan and other postretirement plan obligations	82,517	—
Feature film and other contract obligations	312,344	351,673
Deferred revenue	14,337	16,219
Deferred tax liability	262,843	109,309
Liabilities under derivative contracts	204,887	17,571
Other liabilities	243,808	361,018
Bank debt	4,898,750	1,842,940
Collateralized indebtedness	819,306	312,352
Senior notes and debentures	3,994,004	4,492,760
Senior subordinated notes and debentures	497,011	746,621
Notes payable	1,017	7,467
Capital lease obligations	54,389	51,201
Minority interests	49,670	55,190
Total liabilities	13,776,555	10,925,775

Commitments and contingencies

Stockholder’s Deficiency:
Series A Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
Series B Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
8% Series D Cumulative Preferred Stock, $.01 par value, 112,500 shares authorized, none issued ($100 per share liquidation preference)	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 11,595,635 and 9,529,987 shares issued and outstanding	116	95
Paid-in capital	120,017	2,392,805
Accumulated deficit	(3,911,510)	(3,357,312)
	(3,791,377)	(964,412)
Accumulated other comprehensive loss	(11,950)	(3,562)

Total stockholder’s deficiency	(3,803,327)	(967,974)
	$9,973,228	$9,957,801

See accompanying notes to
consolidated financial statements

CSC HOLDINGS, INC. AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2006, 2005 and 2004
(Dollars in thousands)

	2006	2005	2004
Revenues, net	$5,927,462	$5,172,478	$4,632,537

Operating expenses:

Technical and operating (excluding depreciation, amortization and impairments shown below)	2,707,970	2,296,908	2,191,247
Selling, general and administrative	1,480,187	1,291,845	1,184,682
Other operating income	—	—	(95,758)
Restructuring credits	(3,484)	(537)	(835)
Depreciation and amortization (including impairments)	1,128,813	1,083,643	1,138,675
	5,313,486	4,671,859	4,418,011
Operating income	613,976	500,619	214,526

Other income (expense):
Interest expense	(795,418)	(640,010)	(635,960)
Interest income	33,229	16,341	8,300
Equity in net income (loss) of affiliates	6,698	3,219	(12,997)
Gain on sale of programming and affiliate interests, net	—	64,968	2,232
Gain (loss) on investments, net	290,052	(138,312)	134,598
Write-off of deferred financing costs	(14,083)	—	(18,961)
Gain (loss) on derivative contracts, net	(253,712)	119,180	(165,305)
Loss on extinguishment of debt	(13,125)	—	(78,571)
Minority interests	(8,894)	(5,471)	(50,307)
Miscellaneous, net	2,837	828	63
	(752,416)	(579,257)	(816,908)
Loss from continuing operations before income taxes	(138,440)	(78,638)	(602,382)
Income tax benefit	81,386	24,698	166,272
Loss from continuing operations	(57,054)	(53,940)	(436,110)
Income (loss) from discontinued operations, net of taxes (including net gain primarily from the Regional Programming Partners restructuring of $269,428 in 2005)	7,446	216,853	(185,476)
Income (loss) before extraordinary item	(49,608)	162,913	(621,586)
Extraordinary loss on investment, net of taxes	—	—	(7,436)
Income (loss) before cumulative effect of a change in accounting principle	(49,608)	162,913	(629,022)
Cumulative effect of a change in accounting principle, net of taxes	(862)	—	—
Net income (loss)	$(50,470)	$162,913	$(629,022)

See accompanying notes
to consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES
(a wholly-owned subsidiariy of Cablevision Systems Corporation)
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIENCY AND
COMPREHENSIVE INCOME (LOSS)
Years ended December 31, 2006, 2005 and 2004
(Dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2003,	$53	$899,083	$(2,891,203)	$(952)	$(1,993,019)
Net loss	—	—	(629,022)	—	(629,022)
Minimum pension liability adjustment, net of taxes	—	—	—	(2,792)	(2,792)
Foreign currency translation, net of taxes	—	—	—	(191)	(191)
Comprehensive loss					(632,005)
Tax benefit related to stock options	—	(63)	—	—	(63)
Net contributions from Cablevision	11	1,413,220	—	—	1,413,231
Employee and non-employee stock transactions	—	(113)	—	—	(113)
Issuance of Cablevision restricted shares to employees	—	30,460	—	—	30,460
Balance at December 31, 2004	64	2,342,587	(3,520,225)	(3,935)	(1,181,509)
Net income	—	—	162,913	—	162,913
Minimum pension liability adjustment, net of taxes	—	—	—	182	182
Foreign currency translation, net of taxes	—	—	—	191	191
Comprehensive income					163,286
Tax benefit related to stock options	—	1,256	—	—	1,256
Employee and non-employee director stock transactions	—	32,259	—	—	32,259
Gain on issuance of member’s interest by subsidiary, net	—	10,397	—	—	10,397
Contribution from shareholder	—	6,337	—	—	6,337
Net contributions from Cablevision	31	(31)	—	—	—
Balance at December 31, 2005	$95	$2,392,805	$(3,357,312)	$(3,562)	$(967,974)
Cumulative effect of adjustments resulting from the adoption of SAB No. 108, net of tax (Note 2)	—	—	121,668	—	121,668
Adjusted balance at January 1, 2006	95	2,392,805	(3,235,644)	(3,562)	(846,306)
Net loss	—	—	(50,470)	—	(50,470)
Minimum pension liability adjustment, net of taxes	—	—	—	(1,484)	(1,484)
Comprehensive income					(51,954)
Adjustment related to initial application of FASB Statement No. 158, net of tax (Note 15)	—	—	—	(6,904)	(6,904)
Employee and non-employee director stock transactions	—	59,914	—	—	59,914
Distributions to Cablevision relating to special cash dividend paid to CNYG Class A and CNYG Class B shareholders	—	(2,332,681)	(625,396)	—	(2,958,077)
Issuance of stock to Cablevision	21	(21)			—
Balance at December 31, 2006	$116	$120,017	$(3,911,510)	$(11,950)	$(3,803,327)

See accompanying notes
to consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2006, 2005 and 2004

(Dollars in thousands)

	2006	2005	2004
Cash flows from operating activities:

Loss from continuing operations	$(57,054)	$(53,940)	$(436,110)

Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	1,128,813	1,083,643	1,138,675
Non-cash other operating income	—	—	(41,788)
Equity in net (income) loss of affiliates	(6,698)	(3,219)	12,997
Minority interests	8,894	5,471	50,307
Gain on sale of programming and affiliate interests, net	—	(64,968)	(2,232)
Loss (gain) on investments, net	(284,542)	138,312	(134,598)
Write-off of deferred financing costs	14,083	—	18,961
Unrealized loss (gain) on derivative contracts, net	218,740	(156,082)	149,911
Loss on extinguishment of debt	13,125	—	3,987
Equity classified stock based compensation expense	63,894	29,002	30,341
Deferred income tax	(90,932)	(34,191)	(173,034)
Amortization and write-off of feature film inventory	123,827	113,926	192,682
Amortization of deferred financing costs, discounts on indebtedness and other deferred costs	75,699	80,664	110,459
Provision for doubtful accounts	41,412	34,534	32,001
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(109,445)	(80,371)	(69,132)
Notes and other receivables	48,569	11,435	(20,763)
Note receivable from affiliate	—	—	12,877
Inventory, prepaid expenses and other assets	1,387	(11,159)	5,259
Advances/payables to affiliates	(122,917)	(114,253)	2,834
Feature film inventory	(137,196)	(142,703)	(258,371)
Other deferred costs	(14,931)	(99,203)	(17,690)
Accounts payable	41,170	30,606	11,915
Accrued liabilities	57,584	86,208	(7,010)
Feature film and other contract obligations	(29,784)	(222)	129,777
Deferred revenue	(3,820)	25,671	1,669
Deferred carriage payable	(17,336)	45,371	4,782
Minority interests	—	243	(947)

Net cash provided by operating activities	962,542	924,775	747,759

Cash flows from investing activities:
Capital expenditures	(886,297)	(769,292)	(697,514)
Payments for acquisitions, net of cash acquired	—	(4,231)	(84,738)
Proceeds from sale of equipment, net of costs of disposal	17,704	5,407	(194)
Decrease (increase) in investments in affiliates, net	(1,000)	(420)	32,664
Proceeds from sale of investment	—	—	2,029
Decrease in investment securities and other investments	907	164	61
Decrease (increase) in restricted cash	(2,936)	27,342	(35,797)
Additions to other intangible assets	(1,551)	(12,886)	(8,826)

Net cash used in investing activities	$(873,173)	$(753,916)	$(792,315)

See accompanying notes

to consolidated financial statements.

CSC HOLDINGS, INC. AND SUBIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Years ended December 31, 2006, 2005 and 2004

(Dollars in thousands)

	2006	2005	2004
Cash flows from financing activities:

Proceeds from bank debt	$5,463,000	$554,614	$3,342,095
Repayment of bank debt	(2,322,000)	(1,192,614)	(3,209,247)
Redemption of senior subordinated notes and debentures	(263,125)	—	(350,000)
Issuance of senior notes	—	—	1,293,922
Proceeds from collateralized indebtedness	595,035	210,973	125,100
Repayment of collateralized indebtedness	(548,867)	(222,623)	(121,239)
Principal payments on capital lease obligations and other debt	(8,739)	(11,956)	(16,245)
Redemption of preferred stock	—	—	(1,694,622)
Capital contribution (distribution) from (to) Cablevision, net	(2,958,077)	—	1,413,231
Proceeds from derivate contracts	6,496	6,462	—
Settlement of derivative contracts	(50,864)	—	—
Deemed net capital contribution from shareholder	—	6,337	—
Additions to deferred financing and other costs	(47,540)	(70)	(37,970)
Distributions to minority partners	(14,709)	(9,659)	(1,748)

Net cash provided by (used in) financing activities	(149,390)	(658,536)	743,277

Effect of exchange rate changes on cash and cash equivalents	—	191	(191)
Net increase (decrease) in cash and cash equivalents from continuing operations	(60,021)	(487,486)	698,530

Cash flows of discontinued operations:
Net cash provided by (used in) operating activities	75,189	(64,535)	(73,860)
Net cash provided by (used in) investing activities	4,467	80,174	(84,816)
Net change in cash classified in assets held for sale	—	95,337	1,624
Net effect of discontinued operations on cash and cash equivalents	79,656	110,976	(157,052)

Cash and cash equivalents at beginning of year	394,969	771,479	230,001

Cash and cash equivalents at end of year	$414,604	$394,969	$771,479

See accompanying notes

to consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

NOTE 1.                                                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company and Related Matters

CSC Holdings, Inc. (“CSC Holdings” or the “Company”), is a wholly-owned subsidiary of Cablevision Systems Corporation (“Cablevision”).  The Company and its majority-owned subsidiaries own and operate cable television systems and through its subsidiary, Rainbow Media Holdings LLC, have ownership interests in companies that produce and distribute national and regional entertainment and sports programming services, including Madison Square Garden, L.P.  The Company also owns companies that provide advertising sales services for the cable television industry, provide telephone service, operate motion picture theaters, and through April 30, 2005, provided direct broadcast satellite service.  The Company classifies its business interests into three segments:  Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional cable television programming networks, including AMC, IFC, WE tv (formerly WE: Women’s Entertainment), fuse and the VOOM HD Networks; and Madison Square Garden, which owns and operates professional sports teams, regional cable television networks and an entertainment business.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and certain variable interest entities.  All significant intercompany transactions and balances are eliminated in consolidation.

Revenue Recognition

The Company recognizes video, high-speed data, Voice over Internet Protocol, and telephony revenues as the services are provided to subscribers.  Installation revenue for our video, consumer high-speed data and Voice over Internet Protocol services is recognized as installations are completed, as direct selling costs have exceeded this revenue in all periods reported.  The Company classifies amounts billed to its customers for franchise and regulatory fees as a component of revenue.

The Company’s programming businesses recognize affiliate fees from cable system, direct broadcast satellite operators and telecommunications companies as the programming is provided.  Advertising revenues are recognized when commercials are aired.  In some advertising sales arrangements, the Company’s programming businesses guarantee specified viewer ratings for their programming.  For these types of transactions, a portion of such revenue is deferred if the guaranteed viewer ratings are not met and is subsequently recognized either when the Company provides the required additional advertising time, the guarantee obligation contractually expires or performance becomes remote.

Revenues derived from other sources are recognized when services are provided or events occur.

Multiple-Element Transactions

If there is objective and reliable evidence of fair value for all elements of accounting in a multiple-element arrangement, the arrangement consideration is allocated to the separate elements of accounting based on relative fair values.  There may be cases in which there is objective and reliable evidence of the fair value of undelivered items in an arrangement but no such evidence for the delivered items.  In those cases, the Company utilizes the residual method to allocate the arrangement consideration.  Under the residual method, the amount of consideration allocated to the delivered items equals the total arrangement consideration less the aggregate fair value of the undelivered items.  In determining fair value, the Company refers to historical transactions or comparable cash transactions.

The Company may enter into affiliation agreements which are documented in one or more contracts; however negotiated contemporaneously.  Amounts paid/received by the Company may differ from the amounts that would have been paid/received if such arrangements were negotiated separately.  Judgments made in determining fair value impact the amount and period in which revenues are recognized over the term of the individual affiliation agreements.

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

Rights to feature film inventory acquired under license agreements along with the related obligations are recorded at the contract value when a license agreement is executed or the license period has begun, unless there is uncertainty with respect to either costs, acceptability or availability, then when the uncertainty is resolved.  Costs are amortized to technical and operating expense on a straight-line basis over the respective license periods.  The Company periodically reviews the programming usefulness of feature film inventory based on a series of factors, including ratings, type and quality of program material, standards and practices, and fitness of exhibition based on the programming of the individual programming service.  If it is determined that substantially all of the films in a film license agreement have no future programming usefulness and will no longer be exploited, a write-off for the portion of the unamortized cost of the film license agreement that was attributed to those films is recognized.

See Note 5 for a discussion of the Company’s review of the programming usefulness of our feature film inventory and impairment charges.

Advertising Expenses

Advertising costs are charged to expense when incurred.  Advertising costs amounted to $222,839, $204,019 and $195,046 for the years ended December 31, 2006, 2005 and 2004, respectively.

Restricted Cash

Restricted cash at December 31, 2006 and 2005 of $11,390 and $8,454, respectively, includes cash required to be set aside under operating agreements between Madison Square Garden and the Hartford Civic Center, Rentschler Field, and the National Hockey League, and for collateralized letters of credit entered into by Madison Square Garden.

Accounts Receivable

The Company periodically assesses the adequacy of valuation allowances for uncollectible accounts receivable by evaluating the collectibility of outstanding receivables and general factors such as length of time individual receivables are past due, historical collection experience, and the economic and competitive environment.

Investments

Investment securities and investment securities pledged as collateral are classified as trading securities and are stated at fair value with realized and unrealized holding gains and losses included in net income (loss).

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

Long-Lived and Indefinite-Lived Assets

Property, plant and equipment, including construction materials, are carried at cost, and include all direct costs and certain indirect costs associated with the construction of cable television transmission and distribution systems, and the costs of new product and subscriber installations.  Equipment under capital leases is recorded at the present value of the total minimum lease payments.  Depreciation on equipment is calculated on the straight-line basis over the estimated useful lives of the assets or, with respect to equipment under capital leases and leasehold improvements, amortized over the shorter of the lease term or the assets’ useful lives and reported in depreciation and amortization (including impairments) in the consolidated statements of operations.

Intangible assets established in connection with acquisitions consist of affiliation agreements and affiliation relationships, broadcast rights and other agreements (primarily cable television system programming agreements), season ticket holder relationships, suite holder contracts and relationships, advertising relationships, other intangibles and excess costs over fair value of net assets acquired.  These intangible assets are amortized on a straight-line basis over their respective estimated useful lives.  Excess costs over fair value of net assets acquired (“goodwill”) and the value of franchises, trademarks and certain other intangibles acquired in purchase business combinations which have indefinite useful lives are not amortized.

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

Feature Film Obligations

Amounts payable subsequent to December 31, 2006 related to the license of feature film inventory are as follows:

Years Ending December 31,

2007	$121,890
2008	84,152
2009	67,288
2010	48,988
2011	29,685
Thereafter	82,231

Deferred Carriage Fees

Deferred carriage fees represent amounts principally paid or payable to cable system and/or satellite operators to guarantee carriage of certain programming services and are amortized as a reduction to revenue over the period of the related guarantee (1 to 15 years).

Deferred Financing Costs

Costs incurred to obtain debt are deferred and amortized to interest expense using the straight-line method over the life of the related debt.

Income Taxes

Income taxes are provided based upon the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires the asset and liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets, subject to an ongoing assessment of realizability.  The Company provides deferred taxes for the outside basis difference of its investment in partnerships.

Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share are not presented since the Company is a wholly-owned subsidiary of Cablevision.

Comprehensive Income (Loss)

Comprehensive income (loss), which is reported on the accompanying consolidated statements of stockholder’s deficiency consists of net income (loss) and other gains and losses affecting shareholder’s equity or attributed net assets that, under U.S. generally accepted accounting principles (“GAAP”), are excluded from net income (loss).  These components of accumulated other comprehensive income (loss) consist primarily of minimum pension liability adjustments, net of taxes and in 2005 and 2004 foreign currency translation gains (losses), net of taxes.

In 2006, 2005 and 2004, the accumulated benefit obligation of the Company’s defined benefit plans exceeded the fair value of plan assets. As a result, the Company recorded a non-cash charge (benefit) to accumulated comprehensive loss, net of taxes, of $1,484, $(182) and $2,792, respectively, as required by SFAS No. 87 Employers’ Accounting for Pensions (“Statement No. 87”).  Additionally, as of December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“Statement No. 158”) as described in Note 15.  As a result of adopting Statement No. 158 in 2006, the Company recognized an additional $6,904, net of taxes, which was also charged to accumulated other comprehensive loss, net of taxes.

Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.  In addition, the operating results of Fox Sports Net Chicago have been classified as discontinued operations in the consolidated statements of operations and cash flows for all periods presented.

Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

During 2006, 2005 and 2004, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Years Ended December 31,
	2006	2005	2004
Non-Cash Investing and Financing Activities:
Continuing Operations
Acquisition of the 40% minority interest in certain Regional Programming Partners entities in exchange for the Company’s interests in Fox Sports Net Ohio, Fox Sports Net Florida, National Sports Partners and National Advertising Partners	$—	$604,080	$—
Notes payable, including interest, contributed by News Corporation to Regional Programming Partners for no consideration	—	152,907	—
Capital lease obligations	11,751	180	2,952
Asset retirement obligations	136	10,870	—
Leasehold improvements paid by landlord	1,960	—	—
Investment in affiliate	1,294	—	—
Redemption of collateralized indebtedness with restricted cash and related prepaid forward contracts	—	116,544	—
Redemption of collateralized indebtedness with related prepaid forward contracts and stock	290,943	247,647	—
Redemption of collateralized indebtedness with related prepaid forward contracts	31,385	43,604	—
Redemption of collateralized indebtedness associated with AT&T Wireless shares with restricted cash, net of related forward contract		—	105,000
Receipt of restricted cash for AT&T Wireless shares		—	213,647
Rights payments offset with repayment of a note receivable	—	40,000	—

Discontinued Operations
Make whole payment obligation, including interest, to Loral	50,898	—	—

Supplemental Data:
Cash interest paid - continuing operations	$704,535	$581,127	$580,249
Cash interest paid - discontinued operations	15	90	314
Income taxes paid (refunded), net - continuing operations	11,184	(4,005)	6,952
Income taxes paid (refunded), net - discontinued operations	—	18	(539)

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“Statement No. 133”).  Statement No. 133 requires that an entity recognize all derivatives, as defined, as either assets or liabilities measured at fair value.  The Company uses derivative instruments to manage its exposure to market risks from changes in certain equity prices and interest rates and does not hold or issue derivative instruments for speculative or trading purposes.  These derivative instruments are not designated as hedges, and changes in the fair values of these derivatives are recognized in earnings as gains (losses) on derivative contracts.

Concentrations of Credit Risk

Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade receivables.  Cash is invested in money market funds, bank time deposits or in obligations of the U.S. Treasury.  The Company’s cash investments are placed with money market funds or financial institutions that have received the highest rating awarded by Standard & Poor’s and Moody’s Investors Services.  The Company did not have a single customer that represented 10% or more of its consolidated net revenues for the years ended December 31, 2006, 2005 and 2004, respectively, or 10% or more of its consolidated net trade receivables at December 31, 2006 and 2005, respectively.

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

Recently Adopted Accounting Standards

Defined Benefit Pension and Other Postretirement Plans

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 158 which requires companies to recognize in their statement of financial position an asset for a postretirement benefit plan’s overfunded status or a liability for a plan’s underfunded status and to measure a plan’s assets and its obligations that determine its funded status as of the end of the company’s fiscal year.  Additionally, Statement No. 158 requires companies to recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur and to report those changes in comprehensive income (loss).  The provisions of Statement No. 158 have two separate effective dates.  The provision of Statement No. 158 that requires a company (with a calendar year-end) to recognize the funded status of its pension plan, and the disclosure requirements, was effective as of December 31, 2006, and the provision of Statement No. 158 that requires a company (with a calendar year-end) to measure plan assets and benefit obligations as of the date of its fiscal year-end balance sheet is effective as of December 31, 2008.  See Note 15 for a discussion of the impact of the Company’s adoption of Statement No. 158.

Accounting Changes and Error Corrections

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“Statement No. 154”).  Statement No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  It requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  Statement No. 154 requires that a change in method of calculating depreciation, amortization, or depletion for long-lived nonfinancial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle.  APB Opinion No. 20 previously required that such a change be reported as a change in accounting principle.  Statement No. 154 was effective for accounting changes and corrections of errors made by the Company beginning January 1, 2006.

Limited Partnerships

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

NOTE 2.                STAFF ACCOUNTING BULLETIN NO. 108

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB No. 108 is effective for the Company’s year ended December 31, 2006.  The primary concepts set forth in SAB No. 108 are as follows:

•                  Registrants should quantify errors using both the “rollover” approach and “iron curtain” approach (collectively referred to as the “dual approach”) and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  The rollover approach focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements.  Because the focus is on the income statement, the rollover approach can lead to the accumulation of misstatements in the balance sheet that may become material.  The iron curtain approach focuses primarily on the effect of correcting for the accumulated misstatement as of the balance sheet date, essentially correcting the balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.

•                  If correcting an error in the current year materially affects the current year but the item was not material in any prior year, “the prior year financial statements should be corrected, even though such revision previously was and continues to be immaterial to the prior year financial statements.”  However, in this circumstance, correcting prior year financial statements for immaterial errors does not require amending previously filed financial statements - the correction can be made the next time the prior year financial statements are filed.

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

SAB No. 108 provides for the following transition guidance in the initial period of adoption:

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

Historically, the Company has evaluated uncorrected differences utilizing the “rollover” approach.  The Company believes its prior period assessments of uncorrected differences utilizing the “rollover” approach and the conclusions reached regarding its quantitative and qualitative assessments of materiality of such uncorrected differences, individually and in the aggregate, were appropriate.  In accordance with the guidance set forth in SAB No. 108, the Company has corrected certain identified historical uncorrected balance sheet differences, which arose prior to January 1, 2006, as a cumulative effect adjustment to opening accumulated deficit as of January 1, 2006 in accordance with the “dual approach” set forth in SAB No. 108 as discussed above.  The requirement to adopt the guidance set forth in SAB No. 108, including the estimated impact, was initially disclosed in the Company’s Form 10-Q for the quarter ended June 30, 2006.

The following table summarizes the impact of applying the guidance set forth in SAB No. 108 on the Company’s 2006 opening accumulated deficit balance:

	Additional Income (Expense)
	Period in which the Uncorrected Differences Originated
	Cumulative Uncorrected Differences as of December 31, 2003	Years Ended December 31,		Adjustment Recorded as of January 1, 2006 to Accumulated Deficit

		2004	2005
Excess accrual balances and other items, net of taxes (a)	$103,865	$531	$(1,952)	$102,444
Tax adjustment relating to disability insurance (b)	1,858	(1,497)	9,734	10,095
Rent expense, net of taxes (c)	(6,756)	(914)	(766)	(8,436)
Revenue related to promotional rates, net of taxes (d)	311	5,325	4,845	10,481
Video on demand revenue, net of related expenses and taxes (e)	791	45	54	890
Programmer audit accruals, net of taxes (f)	216	1,348	373	1,937
Disability and life insurance accruals, net of taxes (g)	1,564	389	254	2,207
Goodwill amortization, net of taxes (h)	2,076	—	(26)	2,050
Impact on accumulated deficit	$103,925	$5,227	$12,516	$121,668

(a)             In periods prior to 2000, the Company had determined that certain accounts payable and accrued liability account balances (including accruals for programming costs, non-income based taxes, worker’s compensation, franchise fees, health and dental, and pensions, among others) which had accumulated over a number of years to an aggregate $108,646, net of taxes, as of December 31, 2003, were not supportable as liabilities that the Company would be required to satisfy.  These amounts were substantially “frozen” as of December 31, 1999.  Historically, the Company had concluded that such prior year uncorrected differences were quantitatively and qualitatively immaterial to the Company’s prior year financial statements using the rollover method.  This adjustment also includes $2,190, net of taxes, as of December 31, 2003, representing an excess reserve for unreturned analog converters that was not adjusted in prior periods to reflect actual losses and $(3,677), net of taxes, as of December 31, 2003, relating to unreconciled cash receipts.  Additionally, this adjustment includes goodwill aggregating $3,292, net of taxes, as of December 31, 2003, and $1,994, net of taxes, for the year ended December 31, 2005, relating primarily to businesses that were sold where such goodwill was not included in their cost basis at the time of their sale for purposes of computing the associated gain on sale.

(b)            In calculating the Company’s tax provision for periods through December 31, 2005, the Company incorrectly treated tax-exempt disability insurance proceeds as taxable and non-deductible disability insurance premiums as tax deductible with regard to disability insurance arrangements associated with players of certain of the Company’s professional sports teams.

(c)             The Company historically recorded rent expense related to certain of its operating leases based on the contractual terms of the respective lease agreements instead of on a straight-line basis over the lease term as required by U.S. generally accepted accounting principles.  This adjustment represents the impact of correcting the recognition of rent expense to the straight-line basis.

(d)            The Company determined that it did not recognize in the appropriate period a portion of revenue earned related to certain cable television customers with promotional rates. This revenue was recognized when the promotional rates expired, generally occurring one year after the promotion commenced.  This adjustment represents the revenue that should have been recognized in the respective periods when the services were provided, net of related tax effects.

(e)             Prior to 2006, the Company recorded certain revenue from video on demand services as the services were billed to the customer instead of when the services were provided.  Such revenue was historically recorded in the subsequent month’s billing cycle.  This adjustment reflects the recognition of revenue, net of related expenses and taxes, which should have been recorded in the respective periods when the services were provided.

(f)               The Company’s contracts with programming content providers typically allow for periodic audits of the programming payments made by the Company to these providers.  The Company records an accrual for a loss contingency related to the associated potential underpayment of programming fees if such amounts are deemed probable and estimable.  Based on the Company’s review of this accrual balance, it determined that the accrual was overstated in previous years based upon the occurrence of historical events.  This adjustment reflects the reduction of the accrual balance, net of taxes, in the appropriate periods.

(g)            The Company determined that its accrual for disability and life insurance premiums for one of the Company’s segments was based on an estimate that was not adjusted on a quarterly basis to reflect actual premiums paid.  This adjustment reflects the reduction of the accrual, net of taxes, for the respective periods.

(h)            In 2002, the Company inappropriately amortized goodwill of $2,076, net of taxes.  This adjustment reflects the reversal of the amortization recognized in 2002.  U.S. generally accepted accounting principles required the Company to cease amortization of goodwill effective January 1, 2002.

The following table summarizes the impact of applying the guidance in SAB No. 108 related to the adjustments described above on the Company’s 2006 opening accumulated deficit by segment:

	Additional Income (Expense)
	Cumulative Uncorrected Differences as of January 1, 2006
	Tele- communications	Rainbow	Madison Square Garden	Other	Total
Excess accrual balances and other items	$70,045	$22,837	$4,792	$29,737	$127,411
Rent expense	(10,040)	(1,380)	—	(2,920)	(14,340)
Revenue related to promotional rates	17,768	—	—	—	17,768
Video on demand revenue, net of related expenses	1,509	—	—	—	1,509
Programmer audit accruals	3,284	—	—	—	3,284
Disability and life insurance accruals	—	3,819	—	—	3,819
Goodwill amortization	—	—	3,474	—	3,474
	$82,566	$25,276	$8,266	$26,817	142,925

Income tax expense *					(31,352)
Tax adjustment relating to disability insurance					10,095
Impact on accumulated deficit					$121,668

*                    The income tax expense impact presented above is less than the amount that would be derived by applying the statutory rate to the aggregate pre-tax adjustment due to an income tax benefit of $28,553 resulting from a decrease in the required amount of the valuation allowance at the beginning of 2002 due to the decrease in deferred tax assets recognized in connection with the adjustments related to the excess accrual balances.  The valuation allowance was eliminated later in 2002 in connection with the application of purchase accounting associated with an acquisition.

The following table summarizes the impact of applying the cumulative effect adjustments discussed above to the Company’s consolidated balance sheet, including the impact on accumulated deficit, as of December 31, 2005, as recognized effective January 1, 2006:

Cumulative Effect Adjustment Recorded in Accumulated Deficit as of January 1, 2006
Increase (Decrease)

Accounts receivable, trade	$14,570
Deferred tax asset	(10,788)
Total current assets	3,782
Property, plant and equipment	3,714
Investment in affiliates	341
Deferred tax asset	(25,662)
Intangible assets (1)	45,641
Total assets	27,816
Accounts payable	(20,639)
Accrued employee related costs	(15,515)
Other accrued expenses	(102,844)
Deferred tax liability	29,649
Total current liabilities	(109,349)
Deferred tax liabilities	1,470
Other long-term liabilities	13,732
Minority interests	295
Total liabilities	(93,852)
Accumulated deficit (aggregate cumulative effect adjustment, net of taxes)	$(121,668)

(1)             Includes the impact on previously recorded goodwill related to certain prior period purchase accounting transactions which result from the adjustment to deferred tax assets related to the reversal of the excess accrual balances discussed in footnote (a) above and the item discussed in footnote (h) above.

NOTE 3.                TRANSACTIONS

2006 Transactions

CSC Holdings Stock

On April 20, 2006, CSC Holdings issued 2.1 million shares of its common stock, $0.01 par value, to Cablevision Systems Corporation (“Cablevision”) in consideration of previous contributions of cash and assets by acquired Cablevision and were assigned to CSC Holdings in prior years.

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

Regional Programming Partners Restructuring

In April 2005, the Company and News Corporation restructured their ownership of Regional Programming Partners.  Prior to the April 2005 transaction, Regional Programming Partners was owned 60% by the Company and 40% by News Corporation.  As a result of the restructuring, the Company now owns 100% of Madison Square Garden, 100% of Fox Sports Net Chicago (which was shut down in June 2006) and 50% of Fox Sports Net New England and therefore, no portion of the results of operations of these businesses is allocated to minority interests after the acquisition.  In connection with the restructuring, these businesses extended the terms of their long-term affiliation agreements with National Sports Partners and their advertising representation agreements with National Advertising Partners.

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

The Company has accounted for this exchange in accordance with APB Opinion No. 29, Accounting for Nonmonetary Transactions and, accordingly, the Company recorded the transaction with News Corporation at fair value at the date of the restructuring.  The Company recorded a gain in discontinued operations of $266,810, net of taxes, in connection with the transfer of the Company’s interests in Fox Sports Net Ohio and Fox Sports Net Florida.  The Company recorded a gain in continuing operations of $66,558 in connection with the transfer of National Sports Partners and National Advertising Partners.  In addition, the excess of the net book value of the assets acquired over the purchase price of $94,320 was allocated to specific assets and liabilities based on fair values as follows:

	Useful Life

Land and development rights	Indefinite	$37,573
Property and equipment, net	2 to 27.5 years	12,396
Amortizable intangible assets:
Affiliation agreements	4 years	17,951
Affiliation relationships	24 years	85,824
Advertiser relationships	7 years	6,004
Season ticket holder relationships	12 to 15 years	73,124
Suite holder contracts and relationships	3 to 11 years	21,167
Indefinite-lived intangible assets:
Trademarks		53,880
Sports franchises		96,215
Excess costs over fair value of net assets acquired		(460,853)
Other assets and liabilities, net		9,399
Unfavorable contracts		(47,000)
Net step-down to historical carrying values		$(94,320)

The Regional Programming Partners restructuring transaction was substantially tax deferred.

The unaudited pro forma revenue, loss from continuing operations, net income (loss), loss per share from continuing operations and net income (loss) per share of the Company, as if the Company’s acquisition of the interests in entities exchanged with News Corporation had occurred on January 1, 2005 and 2004, are as follows:

	Years Ended December 31,
	2005	2004

Revenues	$5,172,478	$4,632,537

Loss from continuing operations	$(63,795)	$(460,641)

Net income (loss)	$153,058	$(653,553)

Agreements with EchoStar

In April 2005, subsidiaries of Cablevision and CSC Holdings entered into agreements with EchoStar Communications Corporation (“EchoStar”) relating to the launch and operation of the business of Rainbow HD Holdings LLC, the Company’s VOOM HD Networks high-definition television programming service.  This transaction closed in November 2005.  Under those arrangements, EchoStar was initially distributing a portion of the VOOM HD Networks programming service and, beginning in 2006, began carrying 15 of the channels included in the programming service.  In connection with the arrangements, EchoStar was issued a 20% interest in Rainbow HD Holdings, the Company’s subsidiary owning the VOOM HD Networks, and that 20% interest will not be diluted until $500,000 in cash has been invested in Rainbow HD Holdings’ equity by the Company.

Under the terms of the affiliation arrangements with EchoStar covering the VOOM HD Networks for a 15 year term, if Rainbow HD Holdings fails to spend $100,000 per year up to a maximum of $500,000 in the aggregate, on its service offerings, EchoStar may terminate the affiliation agreement.  The Company has the right to terminate the affiliation agreement if the VOOM HD Networks are discontinued in the future.  The agreements resulted in a non-monetary exchange whereby the Company provided EchoStar a 20% interest in Rainbow HD Holdings in exchange for deferred carriage fees.  Accordingly, the Company recorded deferred carriage fees for the fair value of the 20% interest in Rainbow HD Holdings LLC surrendered of $18,101, which resulted in a gain on the issuance of member’s interest by a subsidiary of $10,397 (net of transaction costs of $295 and taxes of $7,409).  Since Rainbow HD Holdings LLC is a start-up company, the gain was recorded as an increase to paid-in capital.

2004 Transactions

DTV Norwich

In January 2004, Rainbow DBS Company, LLC (“Rainbow DBS”), an indirect wholly-owned subsidiary of the Company, invested $100 for a 49% interest in DTV Norwich, an entity that acquired licenses at auction from the Federal Communications Commission (“FCC”) to provide multichannel video distribution and data service (“MVDDS”) in 46 metropolitan areas in the United States.  In connection with the equity investment, the Company loaned DTV Norwich an additional $84,600 for the acquisition of these licenses (the “DTV Norwich Transaction”).  Under the terms of the promissory note with DTV Norwich, the loan was forgiven when the FCC granted the MVDDS licenses to DTV Norwich on July 27, 2004 and September 23, 2004.

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

Pursuant to FASB Interpretation No. 46R (“FIN No. 46R”), Consolidation of Variable Interest Entities, this entity was consolidated with the Company as of the date of the transaction, January 2004, since it did not have sufficient equity to demonstrate that it could finance its activities without additional subordinated financial support.  The acquired licenses were recorded as other intangible assets and were deemed to have indefinite lives.  Since this variable interest entity is not considered a business pursuant to FIN No. 46R, the excess of the fair value of the consideration paid and the newly consolidated non-controlling interest over the fair value of the newly consolidated identifiable assets, of $7,436 net of taxes of $5,384, was recorded as an extraordinary loss.  In connection with the Company’s decision in December 2004 to seek strategic alternatives for the Rainbow DBS business, the Company reduced the carrying value of the acquired licenses to their estimated fair value of $6,113 based on available MVDDS auction value information.

NOTE 4.                RESTRUCTURING CHARGES

In December 2001, the Company recorded restructuring charges of $56,442 (including $13,720 for discontinued operations) which included expenses of $21,018 (including $9,403 for discontinued operations) associated with the elimination of approximately 600 positions, primarily in corporate, administrative and infrastructure functions across various business units of the Company, and estimated expenses of $35,424 (including $4,317 for discontinued operations) associated with facility realignment and other related costs.

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

During 2006, 2005 and 2004, the Company recorded restructuring charges aggregating $392, $1,024 and $4,756, respectively, associated with the elimination of certain positions in various business units of the Company and facility realignment costs.

At December 31, 2006, the restructuring liability of $4,201 was classified as a current liability in the consolidated balance sheet.

The following table summarizes the restructuring liability, net of related sublease amounts, at December 31, 2006:

	2001 Plan	2001 Plan	2002 Plan	2002 Plan	2003 Plan	2004 Plan	2005 Plan	2006 Plan
	Employee Severance	Facility Realignment and Other Costs (b)	Employee Severance	Facility Realignment and Other Costs (a) (b)	Employee Severance	Employee Severance	Employee Severance	Facility Realignment

Balance at December 31, 2003	$3	$19,212	$207	$39,623	$2,258	$—	$—	$—

Additional charges (credits)	—	(5,589)	(68)	(172)	238	4,756	—	—
Payments	(3)	(7,242)	(139)	(9,218)	(2,418)	(3,818)	—	—

Balance at December 31, 2004	—	6,381	—	30,233	78	938	—	—
Additional charges (credits)	—	(1,480)	—	(578)	234	263	1,024	—
Payments	—	(3,114)	—	(28,857)	(312)	(1,201)	(1,001)	—

Balance at December 31, 2005	—	1,787	—	798	—	—	23	—
Additional charges (credits)	—	(4,521)	—	525	—	—	(23)	392
Payments and accrual of sublease receivable, net	—	2,734	—	(1,323)	—	—	—	(290)
Accrued restructuring balance at December 31, 2006	$—	$—	$—	$—	$—	$—	$—	$102

(a)                       In August 2005, the Company made a $25,000 payment to satisfy its required commitment with a supplier associated with the 2002 restructuring plan.

(b)                       For the year ended December 31, 2006, the Company recorded restructuring credits of $3,996 relating primarily to changes to the Company’s  previous estimates recorded in connection with the 2001 and 2002 facility realignment.  Based on the restructuring credits recorded and payments made by the Company, the restructuring liability relating to these plans, net of sublease amounts, as of December 31, 2006 was zero.

In addition to the facility realignment charges of $392 in 2006 which are expected to be completed by June 2009, the Company recorded restructuring charges of $143 associated with the elimination of approximately ten positions at a programming business within the Rainbow segment (which was fully paid as of December 31, 2006).

The cumulative amount of restructuring charges incurred by the Company for continuing operations for each of the restructuring plans are as follows:

	2001 Plan	2002 Plan	2003 Plan	2004 Plan	2005 Plan	2006 Plan	Total
Employee severance	$15,108	$19,586	$6,583	$5,019	$1,001	$143	$47,440
Facility realignment and other costs	23,234	54,545	—	—	—	392	78,171
Cumulative restructuring charges recognized as of December 31, 2006	$38,342	$74,131	$6,583	$5,019	$1,001	$535	$125,611

NOTE 5.                IMPAIRMENT CHARGES

In connection with the Company’s Board of Directors’ decision in December 2004 to suspend pursuing the spin-off of its Rainbow Media Enterprises subsidiary and instead to pursue strategic alternatives for its Rainbow DBS business, the Company performed a review of its assets for recoverability.  The Company recorded an impairment charge of $90,540 included in depreciation and amortization expense relating to long-lived assets and other indefinite-lived intangible assets and a charge of $75,805 included in technical and operating expenses representing the write down of certain film and programming contracts of the VOOM HD Networks within the Rainbow segment.  In addition, the Company recorded an impairment charge of $155,415 reflecting the excess of the carrying value over the estimated fair value of long-term assets and goodwill and other indefinite-lived intangible assets and a charge of $33,052 representing the write-off of equipment inventory and deposits which have been recorded in discontinued operations.  The impairment charges related to film and programming contracts, equipment inventory and deposits are based on net realizable value and the impairment charges related to goodwill, intangible and long-lived assets are based on estimates of fair value of those assets.

The Company recorded impairment charges of $2,394, included in depreciation and amortization, relating to certain other long-lived assets deemed impaired within its theater operations and Rainbow segment in 2004.

In 2005, the Company recorded impairment charges of $7,697, included in depreciation and amortization, primarily for certain long-lived assets and intangibles within its Rainbow segment and theater operations.

During 2006, the Company recorded impairment charges of $2,104, included in depreciation and amortization, primarily for certain long-lived assets and intangibles within its theater operations and PVI Virtual Media business.

As part of its periodic review of expected programming usefulness, the Company recorded an impairment loss of $1,640, $663 and $297 in 2006, 2005 and 2004, respectively.  Such amounts represent the write-off of the carrying value of certain film and programming contracts of the Company’s Rainbow segment and are included in technical and operating expense.

In June 2006, the operations of the Fox Sports Net Chicago programming business were shut down.  In connection with the shut down, the Company recorded a goodwill impairment charge of $5,121 which was classified in discontinued operations.

NOTE 6.                                                 DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

The operating results of Fox Sports Net Ohio and Fox Sports Net Florida (in connection with the Regional Programming Partners restructuring in April 2005), Fox Sports Net Chicago and the Rainbow DBS satellite distribution business (in connection with the Board of Directors’ authorization to shut down the business), net of taxes, have been classified in the consolidated statements of operations as discontinued operations for all periods presented.  Operating results of discontinued operations for the years ended December 31, 2006, 2005 and 2004 are summarized below:

	Year Ended December 31, 2006
_	Fox Sports Net Chicago (a)	Rainbow DBS Satellite Distribution Business (b)	Other	Total

Revenues, net	$79,204	$—	$—	$79,204

Income (loss) before income taxes	$72,985	$(56,741)	$(62)	$16,182
Income tax benefit (expense)	(32,030)	23,269	25	(8,736)

Net income (loss)	$40,955	$(33,472)	$(37)	$7,446

(a)                      Revenues, net includes $77,996 representing the collection in June 2006 of affiliate revenue from a cable affiliate, including $71,396 relating to periods prior to 2006, that had not been previously recognized due to a contractual dispute.  The underlying contract was terminated in June 2006 and no further payments will be received under this contract.

(b)                     Income (loss) before income taxes includes the recognition of the Make Whole Payment obligation due to Loral Space and Communications Holding Corporation (see discussion below).

	Year Ended December 31, 2005
	Fox Sports Net Chicago	Fox Sports Net Ohio and Fox Sports Net Florida	Rainbow DBS Satellite Distribution Business	Other	Total

Revenues, net	$3,433	$40,018	$8,776	$—	$52,227

Income (loss) before income taxes	$2,743	$466,460	$(102,983)	$4,405	$370,625
Income tax benefit (expense)	(1,123)	(192,998)	42,151	(1,802)	(153,772)

Net income (loss) including gain on restructuring of Regional Programming Partners of $266,810, and other gain of $2,618, net of taxes	$1,620	$273,462	$(60,832)	$2,603	$216,853

For the year ended December 31, 2005, the Company recorded a gain, net of taxes, of $2,521, primarily representing the transfer of the Company’s ownership interest in a subsidiary of PVI to PVI’s minority partner for the minority partner’s remaining ownership interest in PVI.  In addition, the Company recorded a gain, net of taxes, of $97 for the year ended December 31, 2005 that related primarily to a reduction of health and welfare expenses in connection with the transfer of the retail electronics business.

	Year Ended December 31, 2004
	Fox Sports Net Chicago	Fox Sports Net Ohio and Fox Sports Net Florida	Rainbow DBS Satellite Distribution Business	Other	Total

Revenues, net	$117,500	$168,085	$14,742	$—	$300,327

Income (loss) before income taxes	$23,136	$39,054	$(375,345)	$(6,954)	$(320,109)
Income tax benefit (expense)	(9,555)	(16,130)	155,018	5,300	134,633

Net income (loss)	$13,581	$22,924	$(220,327)	$(1,654)	$(185,476)

For the year ended December 31, 2004, the Company recorded losses, net of taxes, of $1,092, representing the finalization of film asset adjustments that relate to the sale of the Bravo programming business in 2002.  In addition, the Company recorded losses, net of taxes, of $562 for the year ended December 31, 2004 that related primarily to estimated legal and payroll tax settlements in connection with the transfer of the retail electronics business.

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

In September 2005, Loral filed an action against Cablevision and Rainbow DBS for breach of contract based on a letter agreement dated March 23, 2001 (“the Letter Agreement”) between Loral and Rainbow DBS.  Loral alleges that the sale of the Rainbow-1 satellite and related assets to EchoStar constituted a sale of “substantially all of the assets of Rainbow DBS” triggering a “Make Whole Payment” under the Letter Agreement of $33,000 plus interest.  A trial in this matter took place in January 2007 in New York Supreme Court for New York County.  On January 24, 2007, the jury returned a verdict finding that the EchoStar sale had triggered a Make Whole Payment under the Letter Agreement, requiring a payment to Loral of $50,898, including interest, which has been accrued for as of December 31, 2006 and reflected as an expense in discontinued operations.  Cablevision and Rainbow DBS have filed a motion for judgment as a matter of law, or in the alternative for a new trial, which is pending.

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

Fox Sports Net Chicago

In June 2006, the operations of the Fox Sports Net Chicago programming business were shut down.  In connection with the shut down, the Company recorded a goodwill impairment charge of $5,121 which was classified in discontinued operations.

NOTE 7.                PROPERTY, PLANT AND EQUIPMENT

Costs incurred in the construction of the Company’s cable television system, including line extensions to, and upgrade of, the Company’s hybrid fiber-coaxial infrastructure and headend facilities are capitalized.  These costs consist of materials, subcontractor labor, direct consulting fees, and internal labor and related costs associated with the construction activities.  The internal costs that are capitalized consist of salaries and benefits of Company employees and the portion of facility costs, including rent, taxes, insurance and utilities, that supports the construction activities.  These costs are depreciated over the estimated life of the plant (12-25 years), and headend facilities (4-15 years).  Costs of operating the plant and the technical facilities, including repairs and maintenance and call completion fees, are expensed as incurred.

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

Property, plant and equipment (including equipment under capital leases) consist of the following assets, which are depreciated or amortized on a straight-line basis over the estimated useful lives shown below:

	December 31,		Estimated
	2006	2005	Useful Lives

Customer equipment	$1,565,089	$1,359,758	3 to 5 years
Headends and related equipment	610,563	578,880	4 to 15 years
Central office equipment	456,670	397,450	5 to 10 years
Infrastructure	4,599,159	4,391,527	3 to 25 years
Program, service and data processing equipment	1,254,713	1,201,999	2 to 13 years
Microwave equipment	37,484	35,084	5 to 8 years
Construction in progress (including materials and supplies)	68,136	63,157	—
Furniture and fixtures	171,311	163,035	3 to 10 years
Transportation equipment	228,414	217,604	3 to 15 years
Buildings and building improvements	368,921	358,140	2 to 40 years
Leasehold improvements	531,471	516,452	Term of lease
Land	79,989	79,985	—
	9,971,920	9,363,071
Less accumulated depreciation and amortization	6,257,078	5,494,994
	$3,714,842	$3,868,077

Depreciation expense on property, plant and equipment (including capital leases) for the years ended December 31, 2006, 2005 and 2004 amounted to $1,034,628, $981,057 and $967,306 (including impairments of $1,205, $2,734 and $14,437 in 2006, 2005 and 2004), respectively.

At December 31, 2006 and 2005, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

	December 31,
	2006	2005

Equipment	$122,400	$113,766
Less accumulated amortization	75,817	67,443
	$46,583	$46,323

NOTE 8.                INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at December 31, 2006 and 2005:

	December 31,		Estimated
	2006	2005	Useful Lives
Gross carrying amount of amortizable intangible assets
Affiliation relationships and affiliation agreements	$783,774	$782,367	4 to 24 years
Broadcast rights and other agreements	86,748	86,748	10 to 11 years
Season ticket holder relationships	75,005	75,005	10 to 15 years
Suite holder contracts and relationships	21,167	21,167	3 to 11 years
Advertiser relationships	104,071	104,071	7 to 10 years
Other intangibles	40,819	87,400	1 to 20 years
	1,111,584	1,156,758

Accumulated amortization
Affiliation relationships and affiliation agreements	366,888	305,677
Broadcast rights and other agreements	50,746	44,075
Season ticket holder relationships	10,027	4,576
Suite holder contracts and relationships	5,815	2,491
Advertiser relationships	42,814	31,315
Other intangibles	19,139	29,810
	495,429	417,944

Indefinite-lived intangible assets
Franchises	731,848	731,848
Sports franchises	96,215	96,215
FCC licenses and other intangibles	11,936	19,076
Trademarks	53,880	53,880
Excess costs over the fair value of net assets acquired	1,032,117	993,426
	1,925,996	1,894,445

Total intangible assets, net	$2,542,151	$2,633,259

Aggregate amortization expense
Years ended December 31, 2006 and 2005 (excluding impairment charges of $899 and $4,963, respectively)	$93,286	$97,623

Estimated amortization expense
Year ending December 31, 2007	$91,553
Year ending December 31, 2008	89,112
Year ending December 31, 2009	82,699
Year ending December 31, 2010	79,637
Year ending December 31, 2011	78,838

The changes in the carrying amount of excess costs over the fair value of net assets acquired for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Tele- communications	MSG	Rainbow	Other	Total Company
Balance as of December 31, 2004	$206,971	$1,152,131	$70,722	$13,558	$1,443,382
Adjustments recorded in connection with the Regional Programming Partners restructuring	—	(460,853)	14,026	—	(446,827)
Reclassification as a result of the Regional Programming Partners restructuring	—	32,755	(32,755)	—	—
Impairment loss	—	—	(4,963)	—	(4,963)
Other	—	—	935	899	1,834
Balance as of December 31, 2005	206,971	724,033	47,965	14,457	993,426
Cumulative effect of adjustments resulting from the adoption of SAB No. 108 (Note 2)	—	14,228	30,483	—	44,711
Adjusted balance at January 1, 2006	206,971	738,261	78,448	14,457	1,038,137
Impairment loss - continuing operations	—	—	—	(899)	(899)
Impairment loss - discontinued operations (Note 6)	—	—	(5,121)	—	(5,121)
Balance as of December 31, 2006	$206,971	$738,261	$73,327	$13,558	$1,032,117

See Note 3 for a discussion of changes to acquired intangible assets primarily as a result of the Regional Programming Partners restructuring in 2005.

NOTE 9.                DEBT

Bank Debt

The Company’s outstanding bank debt at December 31, 2006 and 2005 is as follows:

	December 31,
	2006	2005
Restricted Group:
Restricted Group credit facility (terminated in 2006)	$—	$1,256,000
Term A-1 credit facility	1,000,000	—
Term B credit facility	3,482,500	—
	4,482,500	1,256,000

Rainbow National Services:
Credit facility (terminated in 2006)	—	595,500
Term A credit facility	500,000	—
Revolving credit facility	10,000	—
	$4,992,500	$1,851,500

Restricted Group

On February 24, 2006, the Restricted Group (comprised primarily of the CSC Holdings’ cable television subsidiaries and its commercial data and voice services subsidiary) entered into a $2,400,000 credit facility with a group of banks consisting of three components:  a $1,000,000 revolver that was undrawn at December 31, 2006, a $1,000,000 term A-1 loan facility and a $400,000 term A-2 loan facility that has since been refinanced and repaid in full, as described below.  Approximately $1,300,000 of the $1,400,000 proceeds received from the term loans under the new credit facility was used to repay the outstanding borrowings and accrued interest under the prior Restricted Group credit facility that was scheduled to mature in June 2006, and fees and expenses.  On March 29, 2006, the Restricted Group entered into a new $3,500,000 term B loan facility, of which approximately $400,000 of the proceeds was used to prepay the outstanding borrowings of the term A-2 loan facility, including accrued interest, and fees and expenses.  The balance of the outstanding term B loan facility borrowings was invested in short-term AAA rated funds until approval of the special dividend by the Company’s Board of Directors.  On April 24, 2006 the approved special dividend was paid (see Note 22).

The three components of the new Restricted Group credit facility, the $1,000,000 revolver, the $1,000,000 term A-1 loan facility and the $3,500,000 term B loan facility, are direct obligations of CSC Holdings, guaranteed by most Restricted Group subsidiaries and secured by the pledge of the stock of most Restricted Group subsidiaries.  As of December 31, 2006, $51,994 of the $1,000,000 revolving credit facility was restricted for certain letters of credit issued on behalf of CSC Holdings.  The revolving credit facility and the term A-1 loan facility mature in six years in February 2012 and the term B loan facility matures in seven years in March 2013.  The revolver has no required interim repayments, the $1,000,000 term A-1 loan facility requires quarterly repayments aggregating 0% in year one, 5% in each of years two and three, 25% in each of years four and five, and 40% in the final year and the $3,500,000 term B loan facility is subject to quarterly repayments totaling 1% ($8,750 per quarter) in each of years one through six and 94% ($822,500 per quarter) in the final year.  The interest rate on the term A-1 loan facility varies, depending on the Restricted Group’s cash flow ratio (as defined), from .75% to 1.75% over the Eurodollar Rate for Eurodollar-based borrowings and from zero to .75% over the Base Rate for Base Rate Borrowings (as defined).  The interest rate on the borrowings under the term B loan facility is the

Eurodollar Rate (as defined) plus 1.75% or prime rate plus .75%, at the Company’s election.  The weighted average interest rates as of December 31, 2006 on borrowings under the term A-1 loan facility and term B loan facility was 6.62% and 7.12%, respectively.

The principal financial covenants, which are not identical for the revolving credit facility and the term A-1 loan facility, on the one hand, and the term B loan facility, on the other, include (i) under the revolving credit facility and the term A-1 loan facility, maximum total leverage of 7.50 to 1 with subsequent stepdowns over the life of the revolving credit facility and the term A-1 loan facility until reaching 4.50 to 1 for periods beginning on and after January 1, 2010, (ii) under the revolving credit facility and the term A-1 loan facility, maximum senior secured leverage of 4.00 times cash flow through December 31, 2006 with annual stepdowns thereafter over the life of the revolving credit facility and the term A-1 loan facility until reaching 3.00 to 1 for periods beginning on and after January 1, 2010, (iii) under the revolving credit facility and the term A-1 loan facility, minimum ratios for cash flow to interest expense of 1.75 to 1 initially, increasing to 2.00 to 1 on and after July 1, 2007, and (iv) under the revolving credit facility and the term A-1 loan facility, a minimum ratio of cash flow less cash taxes to total debt expense (defined to include interest expense, certain payments of principal and dividends paid by CSC Holdings to Cablevision to permit Cablevision to pay interest and certain principal payments on its debt) of 1.50 to 1.  These covenants and restrictions on the permitted use of borrowed funds in the revolving credit facility may limit the Company’s ability to utilize all of the undrawn revolver funds.  Additional covenants include limitations on liens and the issuance of additional debt.

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

Under the revolving credit facility and the term A-1 loan facility, there are generally no restrictions on investments that the Restricted Group may make, provided it is not in default.  The Restricted Group can make distributions or other restricted payments so long as CSC Holdings is not in default, but there is a limitation (initially $200,000, subject to increase to reflect capital contributions or issuance of equity interests) on restricted payments during any period when the cash flow leverage ratio is greater than 6.0 to 1.  The $200,000 limitation does not apply to restricted payments by CSC Holdings to Cablevision to be used by Cablevision to make scheduled payments of principal or interest on its indebtedness.  Under the term B loan facility, there also are generally no restrictions on investments that the Restricted Group may make provided it is not in default; however, CSC Holdings must also remain in compliance with the maximum ratio of total indebtedness to cash flow and the maximum senior secured leverage ratio.  The Restricted Group’s ability to make restricted payments is also limited by provisions in the term B loan facility and the indentures covering the Company’s notes and debentures.

In connection with the repayment of the term A-2 loan facility and the prior Restricted Group credit facility, the Company wrote off $4,587 of unamortized deferred financing costs and in connection with the new Restricted Group credit facility, related costs of $42,004 were recorded as deferred financing costs.

Rainbow National Services

On July 5, 2006, Rainbow National Services LLC (“RNS”), an indirect wholly-owned subsidiary of the Company, entered into a replacement bank facility (the “New RNS Credit Facility”) providing for an $800,000 senior secured facility which consists of a $500,000 term A loan facility and a $300,000 revolving credit facility which was used primarily to refinance its then existing credit facility.  The term A loan facility matures June 30, 2013 and the revolving credit facility matures June 30, 2012.  The New RNS Credit Facility allows RNS to utilize up to $50,000 of the revolving credit facility for letters of credit and up to $5,000 for a swing loan.  Further, the New RNS Credit Facility provides for an incremental facility of up to $925,000, provided that it be for a minimum amount of $100,000.  If an incremental facility is established, RNS and the lenders will enter into a supplement to the New RNS Credit Facility with terms and conditions that are no more restrictive than those of the New RNS Credit Facility.  There are no commitments from the lenders to fund an incremental facility.

On July 5, 2006, RNS borrowed the entire $500,000 term A loan facility and $10,000 under the revolving credit facility.  RNS used the $510,000 borrowed under the New RNS Credit Facility and $88,048 of additional available cash to repay all of its outstanding borrowings, accrued interest and fees due under its August 2004 $950,000 senior secured credit facility of which $592,500 was outstanding under a term loan at July 5, 2006 (scheduled to mature March 31, 2012) and to pay certain fees and expenses incurred in connection with the New RNS Credit Facility.  RNS may use future borrowings under the credit agreement to make investments, distributions, and other payments permitted under the New RNS Credit Facility and for general corporate purposes.  The borrowings under the New RNS Credit Facility may be repaid without penalty at any time.  At December 31, 2006, $500,000 was outstanding under the term A loan and $10,000 was outstanding under the revolving credit facility.  RNS had $290,000 in undrawn revolver commitments at December 31, 2006.

Borrowings under the New RNS Credit Facility are direct obligations of RNS which are guaranteed jointly and severally by substantially all of its subsidiaries and by Rainbow Programming Holdings LLC, the direct parent of RNS, and are secured by the pledge of the stock of RNS and substantially all of its subsidiaries and all of the other assets of RNS and substantially all of its subsidiaries (subject to certain limited exceptions).  Borrowings under the New RNS Credit Facility bear interest based on either the Base Rate (the greater of the Federal Funds Rate plus 0.5% and the prime rate (as defined in the New RNS Credit Facility)), or the Eurodollar Rate (as defined in the New RNS Credit Facility).  The interest rate under the New RNS Credit Facility varies, depending on RNS’ cash flow ratio (as defined in the New RNS Credit Facility) from 1.0% to 1.5% over the Eurodollar Rate for Eurodollar-based borrowings and from zero to 0.5% over the Base Rate for Base Rate borrowings.  On December 31, 2006, the interest rate on the term A loan facility and the revolving credit facility was 6.62% and 6.60%, respectively.  The term A loan is to be repaid in quarterly installments of 1.25% of the original outstanding balance ($6,250) from March 31, 2008 until December 31, 2010, 2.5% of the original outstanding balance ($12,500) from March 31, 2011 until December 31, 2012, and 32.5% of the original outstanding balance ($162,500) on March 31, 2013 and June 30, 2013, the term A loan maturity date.  Any amounts outstanding under the revolving credit facility are due at maturity on June 30, 2012.

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

In connection with the New RNS Credit Facility, RNS incurred deferred financing costs of $5,536, which are being amortized to interest expense over the term of the New RNS Credit Facility.  The Company recorded $6,084 as a write-off of deferred financing costs associated with the repayment of the August 2004 credit facility in 2006.

Rainbow Media Holdings

In December 2003, Rainbow Media Holdings, a wholly-owned subsidiary of CSC Holdings entered into an $823,000 credit facility consisting of a $200,000 revolving credit facility and a $623,000 term loan, maturing on March 31, 2008 and March 31, 2009, respectively.  At December 31, 2003, the weighted average rate of interest was 3.57%.

Loans under the Rainbow Media Holdings credit facility bore interest at the Eurodollar rate plus a margin based upon Rainbow Media Holdings’ leverage ratio.

In August 2004, RNS distributed approximately $704,900 to Rainbow Media Holdings which it used to repay all outstanding amounts under its credit facility and collateralized outstanding letters of credit.  Such proceeds were obtained through the issuance of bank debt and the issuance of senior and senior subordinated notes by RNS.  The Company wrote off $12,694 of unamortized deferred financing costs in connection with the termination of the credit facility in 2004.

Madison Square Garden

Madison Square Garden, L.P. (“MSG”), a wholly-owned indirect subsidiary of Rainbow Media Holdings, had a $500,000 revolving credit facility with a group of banks which was to mature on December 31, 2004.  MSG had pledged substantially all of its assets as collateral under the credit facility.  Loans under the MSG credit facility bore interest at either prime rate or a Eurodollar rate plus a margin based upon MSG’s consolidated leverage ratio.  At December 31, 2003, loans outstanding amounted to $110,000, and bore interest at a weighted average rate of 1.93%.  In March 2004, borrowings under the credit facility were repaid in full and the credit facility was terminated with proceeds from a $146,000 equity contribution from its direct parent, Regional Programming Partners.  The Company wrote off $1,187 of unamortized deferred financing costs in connection with the termination of the MSG credit facility in 2004.

Senior Notes and Debentures

The following table summarizes the Company’s senior notes and debentures:

					Carrying Amount at
	Date	Maturity		Face	December 31,
Issuer	Issued	Date	Rate	Amount	2006	2005

CSC Holdings (a)	December 1997	December 2007	7.875%	$500,000	$499,952	$499,896
CSC Holdings (b) (d)	April 2004	April 2012	6.75%	500,000	500,000	500,000
CSC Holdings (a)	July 1999	July 2009	8.125%	500,000	499,423	499,191
CSC Holdings (a)	July 1998	July 2008	7.25%	500,000	500,000	500,000
CSC Holdings (a)	July 1998	July 2018	7.625%	500,000	499,714	499,689
CSC Holdings (a)	February 1998	February 2018	7.875%	300,000	298,088	297,918
CSC Holdings (a)	August 1997	August 2009	8.125%	400,000	399,668	399,544
CSC Holdings (a)	March 2001	April 2011	7.625%	1,000,000	998,635	998,315
RNS (c)	August 2004	September 2012	8.75%	300,000	298,476	298,207
				$4,500,000	$4,493,956	$4,492,760

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

Senior Subordinated Notes and Debentures

The following table summarizes the Company’s senior subordinated notes and debentures:

		Carrying Amount at
	Principal	December 31,		Redemption (b)
	Amount	2006	2005	Date	Price

RNS				September 1, 2009	105.188%
10-3/8% Senior Subordinated				September 1, 2010	103.458%
Notes due 2014				September 1, 2011	101.729%
issued August 2004 (a)	$500,000	$497,011	$496,621	September 1, 2012	100%

CSC Holdings
10-1/2% Senior Subordinated
Debentures due 2016,
issued May 1996 (d)	250,000	—	250,000

CSC Holdings
9-7/8% Senior Subordinated
Debentures due 2013,
issued February 1993(c)	200,000	—	—

CSC Holdings
9-7/8% Senior Subordinated
Debentures due 2023,
issued April 1993(c)	150,000	—	—

	$1,100,000	$497,011	$746,621

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

(d)                       In June 2006, the Company redeemed these senior subordinated debentures at a redemption price of 105.25%.  In connection with the redemption, the Company recognized a loss on extinguishment of debt of $13,125, representing the redemption premiums paid, and wrote off the remaining deferred financing costs of $3,412.

The indentures under which the senior subordinated notes and debentures were issued contain various covenants, which are generally less restrictive than those contained in the credit agreement of the issuer.

Debt Covenant Compliance

CSC Holdings Credit Agreement:

On August 29, 2006, the Company advised the agent bank and the lenders under the new Restricted Group credit facility that due to the expected restatement of its financial statements resulting from the stock option review discussed in Note 18, it was unable to comply with its covenant to deliver financial information, due on that date, with respect to the periods ended June 30, 2005 and 2006.  Under the new Restricted Group credit facility, the covenant noncompliance would become an event of default if the noncompliance remained unremedied for 30 days after notice from the agent bank or any lender (other than a lender under the term B facility), or for 60 days after notice from the agent bank or term B lenders holding at least 25% of the term B facility.

On August 29, 2006, the lenders under the new Restricted Group credit facility, other than the term B lenders, agreed to waive until September 22, 2006 any default resulting from the covenant noncompliance under the new Restricted Group credit facility due to the expected restatement so notice of default could not be given by such a lender until September 25, 2006 at the earliest and the Restricted Group would have 30 days from the date of any such notice to cure the default.  The Company delivered all required information under the new Restricted Group credit facility on September 21, 2006 and the information delivery covenant noncompliance was cured by that delivery.

The Restricted Group did not obtain a waiver of the default resulting from the covenant noncompliance from the lenders holding term B loans under the new Restricted Group credit facility and, on September 7, 2006, the bank serving as administrative agent under the new Restricted Group credit facility gave a notice of default to the Company with respect to such term B covenant noncompliance.  As a result, the Restricted Group had 60 days (until November 6, 2006) to cure its noncompliance with the financial information covenant.  The Company delivered all required information under the new Restricted Group credit facility on September 21, 2006 and the information delivery covenant noncompliance was cured by that delivery.

CSC Holdings Indentures:

As a result of not filing their Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 by September 8, 2006, the Company was not in compliance with the information delivery and filing requirements under the indentures relating to its notes and debentures.  Such noncompliance would become an event of default as to any series of notes or debentures if the Company, as the case may be, received notice of such default from the trustee or the holders of at least 25% of the securities of that series and failed to cure the covenant noncompliance within 60 days after receipt of the notice.  On September 12, 2006, the Company received a letter from an investment manager stating that it was acting for funds beneficially owning more than 25% of the outstanding securities of a series under one of the Company’s indentures.  The letter stated that it served as a notice of default under the applicable indenture and demanded that the covenant noncompliance be remedied.  Assuming the letter constituted a valid notice of default from holders of at least 25% of the securities of the relevant series, Cablevision had 60 days (until November 11, 2006) to cure its noncompliance with the information delivery and filing covenant.  The Company delivered all required information under the indentures on September 21, 2006, at which time the Company was in compliance with all of the covenants of its debt instruments.

Summary of Five Year Debt Maturities

Total amounts payable by the Company and its subsidiaries under its various debt obligations outstanding as of December 31, 2006, including collateralized indebtedness (see Note 10) and capital leases (including interest), during the five years subsequent to December 31, 2006, are as follows:

Years Ending December 31,

2007	$724,834
2008	871,525
2009	1,881,991
2010	314,536
2011	1,489,536

NOTE 10.              COLLATERALIZED INDEBTEDNESS AND DERIVATIVES

To manage interest rate risk, the Company has from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates.  Such contracts fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or convert fixed rate borrowings to variable rates to provide an economic hedge against the risk of higher borrowing costs in a declining interest rate environment.  At December 31, 2006 and 2005, the company was a party to interest rate swap agreements to pay floating rates of interest with a total notional value of $450,000 and a fair value of $6,568, and $10,541, a net liability position, respectively.  These agreements have not been designated as hedges for accounting purposes.

In addition, the Company has entered into prepaid interest rate swap agreements in connection with its monetization of certain of its stock holdings, discussed below.  These contracts require the Company to pay a floating rate of interest in exchange for fixed rate interest payments, the net present value of which was paid to the Company at the contract’s inception.  As of December 31, 2006 and 2005, the total notional value of such contracts was $105,061 and $613,960, respectively and the fair values of such contracts were $10,340 and $26,881 a net liability position, respectively.  These agreements have not been designated as hedges for accounting purposes.

In April 2006, the Company entered into several interest rate swap contracts in the notional amount of $3,700,000 to effectively fix borrowing rates on floating rate debt.  As a result of these transactions, the interest rate paid on approximately 80% of the Company’s debt is fixed.  The table below summarizes certain terms of these interest rate swap contracts as of December 31, 2006:

Maturity Date	Notional Amount	Weighted Average Fixed Rate Paid by the Company	Weighted Average Effective Floating Rate Received by the Company as of December 31, 2006
	(in thousands)

April 2008	$500,000	5.24%	5.37%

April 2009	$600,000	5.25%	5.38%

June 2010	$2,600,000	5.34%	5.36%

As of December 31, 2006, the interest rate swap contracts noted above had a fair value and carrying value of $31,398, a net liability position, as reflected under derivative contracts in our consolidated balance sheet.

The changes in the fair value of the Company’s swap agreements and the net realized gains (losses) as a result of net cash interest income (expense) for the years ended December 31, 2006, 2005 and 2004 aggregating $(39,360), $(16,497) and $(656), respectively, are reflected in gain (loss) on derivative contracts in the accompanying consolidated statements of operations.

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

The Company received cash proceeds upon execution of the prepaid forward contracts discussed above which has been reflected as collateralized indebtedness in the accompanying consolidated balance sheets.  In addition, the Company separately accounts for the equity derivative component of the prepaid forward contracts.  These equity derivatives have not been designated as hedges for accounting purposes.  Therefore, the fair values of the equity derivatives of $(82,009) and $296,017, at December 31, 2006 and 2005, respectively, have been reflected in the accompanying consolidated balance sheets as an asset (liability) and the net increases (decreases) in the fair value of the equity derivative component of the prepaid forward contracts of $(214,352), $135,677 and $(132,940), as of December 31, 2006, 2005 and 2004, respectively, are included in gain (loss) on derivative contracts in the accompanying consolidated statements of operations.

For the years ended December 31, 2006, 2005 and 2004, the Company recorded a gain (loss) on investments of $284,096, $(135,082) and $135,649 respectively, representing the net increases or decreases in the fair values of all investment securities pledged as collateral for the period.

2006 Settlements of Collateralized Indebtedness

The following table summarizes the settlement of the Company’s collateralized indebtedness for the year ended December 31, 2006.  The Company’s collateralized indebtedness obligations relating to shares of Charter Communications, Inc. and AT&T Inc. common stock were settled by delivering the underlying securities and proceeds from the related equity derivative contracts.  The Company’s collateralized indebtedness obligations relating to Comcast Corporation and General Electric Company shares were settled by delivering the cash equal to the collateralized loan value, net of the value of the related equity derivative contracts.  The cash was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast and General Electric shares, proceeds from a prepaid interest rate swap executed in conjunction with the equity derivative contract related to the Comcast shares and, in certain instances, cash from CSC Holdings.  The terms of the new contracts allow the Company to retain upside participation in both Comcast and General Electric shares up to each respective contract’s upside appreciation limit with downside exposure limited below the respective hedge price.

	Charter	AT&T	Comcast	General Electric	Total
Number of shares	5,586,687	3,449,785	7,159,206	12,742,033
Collateralized indebtedness settled	$(125,907)	$(165,036)	$(266,224)	$(314,028)	$(871,195)
Prepaid forward contracts	119,177	63,974	31,385	(50,864)	163,672
Fair value of underlying securities delivered	6,730	101,062	—	—	107,792
Net cash payment	$—	$—	$(234,839)	$(364,892)	$(599,731)

Proceeds from new monetization contracts	$—	$—	$212,774	$382,261	$595,035
Proceeds from prepaid interest rate swap contract	—	—	6,496	—	6,496
	—	—	219,270	382,261	601,531
Net cash receipt (payment)	$—	$—	$(15,569)	$17,369	$1,800

2005 Settlements of Collateralized Indebtedness

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

	Adelphia	AT&T Wireless	Charter	AT&T	Comcast	Total

Number of shares	1,010,000	7,243,166	1,862,229	4,183,455	7,159,206

Collateralized indebtedness	$(39,935)	$(116,544)	$(42,676)	$(165,036)	$(266,227)	$(630,418)
Prepaid forward contracts	39,834	8,897	39,678	79,502	43,604	211,515
Underlying securities	101	—	2,998	85,534	—	88,633
Restricted cash	—	108,647	—	—	—	108,647
Net cash receipt (payment)	$—	$1,000	$—	$—	$(222,623)	$(221,623)

Proceeds from new monetization contracts	$—	$—	$—	$—	$209,973	$209,973
Proceeds from prepaid interest rate swap contract	—	—	—	—	6,462	6,462
	—	—	—	—	216,435	216,435
Net cash receipt (payment)	$—	$1,000	$—	$—	$(6,188)	$(5,188)

At December 31, 2006, the Company had principal collateralized indebtedness obligations of $102,268 that mature during the next twelve months.  The Company intends to settle such obligations by either delivering shares of the applicable stock and proceeds of the equity derivative contracts or delivering cash from the proceeds of new monetization transactions.  In the event of an early termination of any of these contracts, the Company would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of December 31, 2006, this settlement amount totaled $2,221.

In October 2004, the Company received $213,647 in cash in exchange for all 14.2 million shares it owned of AT&T Wireless common stock, representing the $15 share price paid in consideration of the merger between AT&T Wireless and Cingular Wireless LLC.  The shares and resultant cash exchanged for such shares had previously been pledged in support of the repayment of the collateralized debt.  As a result of that exchange, the Company’s prepaid forward contracts relating to its shares of AT&T Wireless were terminated.  The termination provisions under the prepaid forward contracts required the Company to repay the fair value of the collateralized indebtedness less the sum of the fair value of the underlying stock and equity collars.  The Company recognized a loss on the extinguishment of debt of $6,076 representing the difference between the fair value and the carrying value of the collateralized indebtedness.  At December 31, 2004, the Company had settled certain collateralized indebtedness with a fair value of $124,100 by releasing to the counterparty cash proceeds from the related prepaid forward contract totaling $20,100 and the cash from the merger transaction of $105,000 both of which had been pledged in settlement of the debt.  The Company received the net difference of $1,000 in cash upon settlement in February 2005.

In February 2003, Quadrangle Capital Partners LP (“Quadrangle”), a private investment firm, invested $75,000 in CSC Holdings, in the form of 10% Series A Exchangeable Participating Preferred Stock convertible into Cablevision NY Group Class A common stock.  In connection with the issuance of the Series A Preferred Stock to Quadrangle Capital Partners LP, the Company entered into an agreement with Quadrangle  which granted Quadrangle the right to require the Company to purchase the preferred stock

(“put option”) for cash or through the issuance of registered equity securities of the Company, at the Company’s option.  The exchange right and the put option were accounted for as a derivative.  The change in the fair value of the exchange right and put option of $31,709 for the year ended December 31, 2004 has been reflected as a loss on derivative contracts in the accompanying consolidated statements of operations.  In October 2003, Quadrangle exercised its put option to require CSC Holdings to purchase all of its Series A Exchangeable Participating Preferred Stock.  The parties entered into an agreement that the put price was $150,328.  The put price was paid in cash by CSC Holdings in August 2004.

NOTE 11.              PREFERRED STOCK

In February 1996, the Company issued 6,500,000 depositary shares, representing 65,000 shares of 11-1/8% Series L Redeemable Exchangeable Preferred Stock (the “Series L Preferred Stock”), which were subsequently exchanged for Series M Redeemable Exchangeable Preferred Stock (the “Series M Preferred Stock”) in August 1996 with terms identical to the Series L Preferred Stock.  The depositary shares were exchangeable, in whole but not in part, at the option of the Company, for the Company’s 11-1/8% Senior Subordinated Debentures due 2008.  The Company was required to redeem the Series M Preferred Stock on April 1, 2008 at a redemption price equal to the liquidation preference of $10,000 per share plus accumulated and unpaid dividends.  The Series M Preferred Stock was redeemable at various redemption prices beginning at 105.563% at any time on or after April 1, 2003, at the option of the Company, with accumulated and unpaid dividends thereon to the date of redemption.  Before April 1, 2001, dividends could, at the option of the Company, be paid in cash or by issuing fully paid and nonassessable shares of Series M Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends.  On and after April 1, 2001, dividends were payable in cash.  The Company paid cash dividends on the Series M Preferred Stock of $42,882 in 2004.

In September 1995, the Company issued 2,500,000 shares of its $.01 par value 11-3/4% Series H Redeemable Exchangeable Preferred Stock (the “Series H Preferred Stock”) with an aggregate liquidation preference of $100 per share.  The Company was required to redeem the Series H Preferred Stock on October 1, 2007 at a redemption price per share equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends thereon.  The Series H Preferred Stock was redeemable at various redemption prices beginning at 105.875% at any time on or after October 1, 2002, at the option of the Company, with accumulated and unpaid dividends thereon to the date of redemption.  Before October 1, 2000, dividends could, at the option of the Company, be paid in cash or by issuing fully paid and nonassessable shares of Series H Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends.  On and after October 1, 2000, dividends were payable in cash.  The terms of the Series H Preferred Stock permitted the Company, at its option, to exchange the Series H Preferred Stock for the Company’s 11-3/4% Senior Subordinated Debentures due 2007 in an aggregate principal amount equal to the aggregate liquidation preference of the shares of Series H Preferred Stock.  The Company paid cash dividends on the Series H Preferred Stock of $17,712 in 2004.

In May 2004, the Company redeemed all of its Series H Preferred Stock and its Series M Preferred Stock.  In connection with the redemptions, the Company recognized a loss of $58,170 representing the redemption premiums paid.  In addition, the Company wrote off $5,080 of unamortized deferred financing costs in connection with these redemptions.

NOTE 12.              INCOME TAXES

The Company and its 80% or more owned subsidiaries were included in the consolidated federal income tax returns of Cablevision for the years presented herein.  The income tax provision is determined on a stand-alone basis as if the Company filed separate consolidated income tax returns.

Income tax expense (benefit) attributable to continuing operations consists of the following components:

	Years Ended December 31,
	2006	2005	2004
Current expense:
Federal	$—	$—	$93
State	9,546	9,493	6,669
	9,546	9,493	6,762
Deferred benefit:
Federal	(38,595)	(18,651)	(58,117)
State	(52,337)	(15,540)	(114,917)
	(90,932)	(34,191)	(173,034)
Income tax benefit	$(81,386)	$(24,698)	$(166,272)

The income tax benefit attributable to continuing operations for 2005 and 2004 excludes deferred federal and state tax benefits of $1,256 and $3,388, respectively, resulting from the exercise of stock options, which were credited directly to paid-in capital.  No income tax benefit has been recognized as an increase to paid in capital with regard to excess tax benefits occurring during the year ended December 31, 2006.

The income tax expense attributable to discontinued operations was classified as deferred income tax expense for all periods presented (see Note 6).

The income tax expense (benefit) attributable to continuing operations differs from the amount derived by applying the statutory federal rate to pretax income principally due to the effect of the following items:

	Years Ended December 31,
	2006	2005	2004

Federal tax benefit at statutory federal rate	$(48,454)	$(27,523)	$(210,834)
State income taxes, net of federal benefit	(16,573)	(4,823)	(20,334)
Changes in the valuation allowance	(10,404)	6,459	14,036
State rate change, net of federal benefit	1,706	(6,701)	(21,615)
Nondeductible expense relating to Series A Preferred Stock	—	—	11,098
Nondeductible preferred stock dividends	—	—	21,208
Nondeductible redemption premium on Series H and Series M Preferred Stock	—	—	20,360
Reduction of a tax contingency liability	(16,356)	—	—
Favorable settlement of an issue with a taxing authority	(5,013)	—	—
Nondeductible officers’ compensation	4,443	6,226	8,303
Other nondeductible expenses	6,768	10,637	4,776
Other	2,497	(8,973)	6,730
Income tax benefit	$(81,386)	$(24,698)	$(166,272)

At December 31, 2006, the Company had consolidated federal tax net operating loss carry forwards (“NOLs”) of $2,496,479, expiring on various dates through 2024.  The Company has recorded a deferred tax asset for such NOLs.

The Company’s NOLs expire as follows:

2010	$117,954
2011	151,008
2012	72,442
2018	101,547
2019	497,669
2020	110,970
2021	362,821
2022	231,138
2023	343,572
2024	507,358
$2,496,479

During 2006, the tax deduction resulting from the exercise and issuance of certain share-based awards exceeded the aggregate compensation expense for such awards by $11,876.  This ‘windfall’ deduction results in an excess tax benefit that must be analyzed to determine whether it has been realized.  The Company uses the ‘with-and-without’ approach to determine whether an excess tax benefit has been realized.  Given the Company’s NOLs position, no income tax benefit has been recognized for such excess tax benefit.  Accordingly, the NOL above exclude $11,876 of windfall tax deductions occurring in 2006.

The tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
Deferred Tax Asset (Liability)
Current
Benefits of tax loss carry forwards	$121,047	$186,232
Compensation and benefit plans	62,201	7,598
Allowance for doubtful accounts	4,416	3,878
Reserve for restructuring	1,723	3,833
Investments	14,694	—
Other assets	—	1,671
Other liabilities	37,368	71,680
Deferred tax asset	241,449	274,892
Valuation allowance	(5,412)	(8,455)
Net deferred tax asset, current	236,037	266,437

Investments	—	(208,388)
Deferred tax liability, current	—	(208,388)

Net deferred tax asset, current	236,037	58,049

Noncurrent
Benefits of tax loss carry forwards	912,845	987,812
Compensation and benefit plans	87,992	78,058
Other	32,895	8,472
Deferred tax asset	1,033,732	1,074,342
Valuation allowance	(23,076)	(33,075)
Net deferred tax asset, noncurrent	1,010,656	1,041,267

Fixed assets and intangibles	(461,372)	(517,201)
Investments	(221,902)	(73,718)
Partnership investments	(573,744)	(556,872)
Other assets	(16,481)	(2,785)
Deferred tax liability, noncurrent	(1,273,499)	(1,150,576)

Net deferred tax liability, noncurrent	(262,843)	(109,309)

Total net deferred tax liability	$(26,806)	$(51,260)

In general, deferred tax assets and liabilities are classified as either current or noncurrent based on the balance sheet classification of the underlying asset or liability.  Current deferred tax assets and liabilities are netted and presented as either a current deferred tax asset or a current deferred tax liability.  As of December 31, 2005, the current net deferred tax asset of $58,049 included a deferred tax liability of $208,388 relating to investments, which was primarily comprised of a deferred tax liability of $253,555 relating to investment securities pledged as collateral and derivative contracts offset by a deferred tax asset of $44,733 relating to an unrealized loss on an investment in Adelphia stock, which was realized in December 2006.  Due primarily to the classifications of current and noncurrent investment securities pledged as collateral and derivative contracts, a deferred tax asset of $14,694 corresponding to these items has been included in current deferred tax assets as of December 31, 2006.

Deferred tax assets have resulted primarily from the Company’s future deductible temporary differences and NOLs.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized.  The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income and tax planning strategies to allow for the utilization of its NOLs and deductible temporary differences.  If such estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets, resulting in additional income tax expense in the Company’s consolidated statement of operations.  Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly.  At this time, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize benefit for its gross deferred tax assets, except those deferred tax assets against which a valuation allowance has been recorded which relate to certain state net operating loss carry forwards.  In 2006, the Company recorded a decrease in the valuation allowance of $10,404 relating to certain state net operating loss carry forwards.  In 2005 and 2004, the Company recorded increases in the valuation allowance of $6,459 and $14,036, respectively, relating to certain state net operating loss carry forwards.  During 2006 and 2005, certain state net operating loss carry forwards expired prior to utilization.  The deferred tax asset corresponding to the expired net operating loss carry forwards had been previously fully offset by a valuation allowance.  The deferred tax asset and valuation allowance were both reduced by $2,638 and $6,953 in 2006 and 2005, respectively.

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

The Company is currently being audited by the state of Ohio for the tax year ended December 31, 2000.  The primary audit issue is the amount of gain that should be subject to tax in Ohio pursuant to the 2000 sale of certain cable television systems.  Ohio has asserted that more of the gain should be taxed in Ohio.  Ohio has issued a proposed assessment of additional tax due of approximately $55,000 plus interest of approximately $12,000.  As of December 31, 2006, the Company has recorded a liability with respect to such matter of approximately $11,000, including interest, which represents management’s current estimate of the additional amount that may be owed.

NOTE 13.              OPERATING LEASES

The Company leases certain office, production, transmission, theater, and event facilities under terms of leases expiring at various dates through 2027.  The leases generally provide for fixed annual rentals plus certain real estate taxes and other costs.  Rent expense for the years ended December 31, 2006, 2005 and 2004 amounted to $82,342, $79,590 and  $76,300, respectively.

In addition, the Company rents space on utility poles for its operations.  The Company’s pole rental agreements are for varying terms, and management anticipates renewals as they expire.  Pole rental expense for the years ended December 31, 2006, 2005 and 2004 amounted to $13,777, $12,325 and $13,607, respectively.

Madison Square Garden operates Radio City Music Hall under a long-term lease.  Under the terms of the lease agreement, Madison Square Garden is required to meet certain net worth, cash flow, and building utilization requirements.  In the event Madison Square Garden were to fail to meet the lease requirements and was unable to remedy such defaults, the landlord could have the option of terminating the lease.

The minimum future annual payments for all operating leases for continuing operations (with initial or remaining terms in excess of one year) during the next five years, including pole rentals from January 1, 2007 through December 31, 2011, and thereafter, at rates now in force are as follows:

2007	$91,214
2008	96,484
2009	92,753
2010	87,976
2011	82,746
Thereafter	508,855

NOTE 14.              AFFILIATE AND RELATED PARTY TRANSACTIONS

Equity Method Investments

The following table reflects the Company’s ownership percentages and balances of equity method investments as of December 31, 2006 and 2005:

	Ownership Percentages		Investment Balances
	December 31,
	2006	2005	2006	2005

Fox Sports Net New England	50.0%	50.0%	$47,656	$39,463
Other	22.2%	N/A	2,294	—

Net investment in affiliates			$49,950	$39,463

The Company’s share of the net income (loss) of these affiliates for the years ended December 31, 2006, 2005 and 2004 is as follows:

	Years Ended December 31,
	2006	2005	2004

Fox Sports Net New England	$6,698	$6,645	$6,194
National Sports Partners (a)	—	(3,379)	(19,731)
National Advertising Partners (a)	—	(47)	1,992
PVI Virtual Media Services LLC (b)	—	—	(1,668)
New York Metro, LLC	—	—	216
	$6,698	$3,219	$(12,997)

(a)                      See Note 3 for a discussion of the Regional Programming Partners restructuring in 2005 which eliminated our ownership interest in these entities.

(b)                     PVI Virtual Media Services LLC was consolidated in the second quarter of 2004, pursuant to FIN No. 46R and the ownership interest not owned by the Company was purchased in 2005.

The following table includes certain unaudited financial information for Fox Sports Net New England:

	December 31,
	2006	2005
	(unaudited)

Total assets	$85,861	$67,391
Total liabilities*	13,502	12,049

*                             Includes amounts due to the Company from affiliates referred to below.

Amounts due to these affiliates at December 31, 2006 and 2005 aggregated $477 and $1,428, respectively.

The Company provides certain transmission and production services to certain of these affiliates.  For the years ended December 31, 2006, 2005 and 2004, $1,358, $1,608 and $1,502, respectively, of revenues were earned from services provided to these entities.  Costs incurred by the Company for programming, entertainment and advertising services provided by these affiliates and included in operating expenses for the years ended December 31, 2006, 2005 and 2004 amounted to $342, $3,509 and $16,186, respectively.

Other Affiliates and Related Parties

During 2006, 2005 and 2004, the Company provided services to or incurred costs on behalf of other affiliates.  These costs are reimbursed to the Company.  Aggregate amounts due from and due to these affiliates at December 31, 2006 and 2005 are summarized below:

	December 31,
	2006	2005

Advances to affiliates	$229,677	$121,128
Accounts payable to affiliates	94	39

In February 2005, the Company signed a letter of intent under which VOOM HD, LLC, a private company formed by two of the Company’s Class B shareholders, Charles F. Dolan and Thomas C. Dolan, had planned to acquire from the Company the business, assets and liabilities of the Company’s Rainbow DBS satellite business not included in the agreement with EchoStar (see Note 3).  The letter of intent between the Company and VOOM HD, LLC expired on February 28, 2005 without a definitive agreement being reached.

Following the expiration of the letter of intent, the Company began shutting down the Rainbow DBS satellite distribution operations.  In March 2005, the Company entered into an agreement with Charles F. Dolan and Thomas C. Dolan (“March 2005 Agreement”) pursuant to which the parties agreed to work cooperatively to finalize the separation of Rainbow DBS from the Company.  The Company agreed that no new shutdown activities would be undertaken at Rainbow DBS during the term of the agreement.  In accordance with the March 2005 Agreement, Charles F. Dolan deposited $15,000 with the Company to fund any expenditures above those contemplated in the shutdown budget, net of March 2005 revenue earned.  This agreement terminated on March 31, 2005 and, in accordance with its terms, the distribution business of Rainbow DBS was shutdown effective April 30, 2005 and the Board of Directors confirmed such shutdown decision at a meeting on April 7, 2005.

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

Fox Sports Net Ohio and Cleveland Indians Baseball Club Limited Partnership (the “Indians”) are parties to a multi-year rights agreement under which Fox Sports Net Ohio pays license fees to the Indians in exchange for telecast rights to substantially all regular season Indians games.  As a result of the restructuring of Regional Programming Partners in April 2005, the Company no longer owns interests in Fox Sports Net Ohio.  The Indians are owned by (i) Lawrence Dolan, a brother of Charles F. Dolan, the Company’s Chairman, (ii) a trust, the beneficiaries of which are Lawrence Dolan and certain descendants of Lawrence Dolan, and (iii) certain other trusts, the beneficiaries of which are certain descendants of Charles F. Dolan, including James L. Dolan, the Company’s Chief Executive Officer, and Marianne Dolan Weber and Patrick F. Dolan, officers of the Company and brothers of James L. Dolan and a trust whose discretionary beneficiaries include Brian Sweeney, son-in-law of Charles F. Dolan, brother-in-law of James L. Dolan, and a director.  Management control of the Indians is held by Lawrence Dolan.

NOTE 15.              BENEFIT PLANS

Adoption of Statement No. 158

Effective December 31, 2006, the Company adopted the recognition and disclosure provisions of Statement No. 158 which requires employers to recognize in their balance sheets the overfunded or underfunded status of defined benefit postretirement plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans). Employers must recognize the change in the funded status of the plan in the year in which the change occurs through accumulated other comprehensive income. Statement No. 158 also requires plan assets and obligations to be measured as of the employers’ balance sheet date. The measurement provision of Statement No. 158 will be effective on January 1, 2009 for the Company with early application encouraged.  This will not have an impact to the Company as its current measurement date is December 31.

Prior to the adoption of the recognition provisions of Statement No. 158, the Company accounted for its defined benefit postretirement plans under Statement No. 87 and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“Statement No. 106”). Statement No. 87 required that a liability (additional minimum pension liability or “AML”) be recorded when the accumulated benefit obligation (“ABO”) liability exceeded the fair value of plan assets.  Any adjustment was recorded as a non-cash charge to accumulated other comprehensive income in shareholders’ equity (deficit). Statement No. 106 required that the liability recorded should represent the actuarial present value of all future benefits attributable to an employee’s service rendered to date.  Under both Statement No. 87 and Statement No. 106, changes in the funded status were not immediately recognized, rather they were deferred and recognized ratably over future periods.  Upon adoption of the recognition provisions of Statement No. 158, the Company recognized the amounts of prior changes in the funded status of its postretirement benefit plans through accumulated other comprehensive loss.  As a result, the Company recognized the following adjustments in individual line items of its consolidated balance sheet as of December 31, 2006:

	Prior to AML and Statement No. 158 Adjustments	Pretax 2006 AML Adjustment	Pretax Effect of Adopting Statement No. 158	Post AML and Statement No. 158 Adjustments
Accrued employee related costs	$69,389	$—	$(69,389)	$—
Defined benefit obligations	—	2,516	81,092	83,608
Accumulated other comprehensive loss	(6,028)	(2,516)	(11,703)	(20,247)

Income tax benefits associated with the effect of adopting Statement No. 158 and the 2006 AML adjustment amounted to $4,799 and $1,032, respectively.

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (credit) during the next fiscal year are as follows:

Total

Prior service cost recognition	$(108)
Actuarial loss	187
Transition asset recognition	(3)
Total	$76

The adoption of Statement No. 158 had no effect on the Company’s consolidated statement of operations for the year ended December 31, 2006, or for any prior period presented and does not have a material impact to any of the Company’s debt covenants under its various credit agreements.

Plan Descriptions

Qualified and Non-qualified Defined Benefit Plans

Cablevision Retirement Plans (collectively, the “Cablevision Qualified and Non-qualified Defined Benefit Plans)

The Company sponsors a non-contributory qualified defined benefit Cash Balance Retirement Plan (the “Retirement Plan”) for the benefit of non-union employees other than those of the theater business.  Under the Retirement Plan, the Company credits a certain percentage of eligible base pay into an account established for each participant which is credited with a market based rate of return annually.

The Company also maintains an unfunded non-contributory non-qualified defined benefit excess cash balance plan covering certain Company employees who participate in the Retirement Plan and an unfunded supplemental defined benefit plan (the “CSC Supplemental Benefit Plan”) for the benefit of certain officers and employees of the Company.  As part of the CSC Supplemental Benefit Plan, the Company established a nonqualified defined benefit pension plan, which provides that, upon attaining normal retirement age, a participant will receive a benefit equal to a specified percentage of the participant’s average compensation, as defined.  All participants are 100% vested in the CSC Supplemental Benefit Plan.

Madison Square Garden Retirement Plans (collectively, the “Madison Square Garden Qualified and Non-qualified Defined Benefit Plans)

Madison Square Garden sponsors a non-contributory qualified defined benefit pension plan (“MSG Plan”) covering its non-union employees hired prior to January 1, 2001.  Benefits payable to retirees under this plan are based upon years of service and participants’ compensation.

Madison Square Garden also maintains an unfunded, non-qualified defined benefit pension plan for the benefit of certain employees of Madison Square Garden who participate in the underlying qualified plan.  This plan provides that, upon retirement, a participant will receive a benefit based on a formula which reflects the participant’s compensation.  In addition, Madison Square Garden sponsors two non-contributory qualified defined benefit pension plans covering certain of its union employees (“MSG Union Plans”).  Benefits payable to retirees under these plans are based upon years of service and, for one plan, participants’ compensation, and are funded through trusts established under the plans.

Other Postretirement Benefit Plan

Madison Square Garden sponsors a contributory welfare plan (“Madison Square Garden Postretirement Benefit Plan”) which provides certain postretirement health care benefits to certain of its employees hired prior to January 1, 2001 and their dependents.

Defined Contribution Benefit Plans

The Company also maintains the Cablevision CHOICE 401(k) savings plan, a contributory qualified defined contribution plan for the benefit of non-union employees of the Company.  The Company also has five additional 401(k) plans covering various union employees, as well as employees of certain businesses.  Employees can contribute a percentage of eligible annual compensation and the Company will make a matching cash contribution or discretionary contribution, as defined in the respective plan.  In addition, the Company maintains an unfunded non-qualified excess savings plan that the Company provides a matching contribution to similar to the Cablevision CHOICE 401(k) plan.  The cost associated with these plans was $16,909, $13,554 and $13,255 for the years ended December 31, 2006, 2005 and 2004, respectively.

Multi-employer Plans

Madison Square Garden also contributes to various multiemployer pension plans.  Contributions made to these multiemployer plans for the years ended December 31, 2006, 2005 and 2004 amounted to $6,966, $5,846 and $5,516, respectively.

Plan Results for Defined Benefit Plans

Summarized below is the funded status and the amounts recorded on the Company’s consolidated balance sheets for all of the Company’s qualified and non-qualified defined benefit pension and other postretirement benefit plans at December 31, 2006 and 2005:

	Cablevision Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Postretirement Benefit Plan
	2006	2005	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$142,922	$117,668	$93,670	$77,921	$7,494	$6,237
Service cost	29,378	26,593	4,988	4,205	399	415
Interest cost	8,212	6,727	5,441	4,508	361	361
Actuarial loss (gain)	3,776	682	(2,718)	8,538	(1,086)	710
Benefits paid	(6,632)	(8,748)	(1,572)	(1,502)	(261)	(229)
Benefit obligation at end of year	177,656	142,922	99,809	93,670	6,907	7,494
Change in plan assets:
Fair value of plan assets at beginning of year	116,604	92,002	45,198	36,905	—	—
Actual return on plan assets	10,737	6,758	5,091	1,236	—	—
Employer contributions	25,511	26,592	5,827	8,559	—	—
Benefits paid	(6,632)	(8,748)	(1,572)	(1,502)	—	—
Fair value of plan assets at end of year	146,220	116,604	54,544	45,198	—	—
Unfunded status at end of year	(31,436)	(26,318)	(45,265)	(48,472)	(6,907)	(7,494)
Unrecognized actuarial loss	—	4,801	—	17,557	—	1,662
Unrecognized prior service cost (credit)	—	—	—	284	—	(1,315)
Unrecognized transition asset	—	—	—	(7)	—	—
Net amount recognized	$(31,436)	$(21,517)	$(45,265)	$(30,638)	$(6,907)	$(7,147)

The accumulated benefit obligations for the Cablevision Qualified and Non-qualified Defined Benefit Plans and Madison Square Garden Qualified and Non-qualified Defined Benefit Plans aggregated $252,952 and $215,189 for the years ended December 31, 2006 and 2005, respectively.

The Company’s net unfunded liability relating to its defined benefit and other postretirement benefit plans at December 31, 2006 is as follows:

Cablevision Qualified and Non-qualified Defined Benefit Plans	$(31,436)
Madison Square Garden Qualified and Non-qualified Defined Benefit Plans	(45,265)
Madison Square Garden Postretirement Benefit Plan	(6,907)
(83,608)
Less: Current portion	1,091
Long-term defined benefit plan and other postretirement plan obligations	$(82,517)

Components of the net periodic pension cost, recorded primarily in selling, general and administrative expenses, for the Company’s qualified and non-qualified defined benefit and other postretirement plans for the years ended December 31, 2006, 2005 and 2004, are as follows:

	Cablevision Qualified and Non–qualified Defined Benefit Plans			Madison Square Garden Qualified and Non–qualified Defined Benefit Plans			Madison Square Garden Postretirement Benefit Plan
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Service cost	$29,378	$26,593	$26,459	$4,988	$4,205	$4,231	$399	$415	$395
Interest cost	8,212	6,727	5,950	5,441	4,508	4,176	361	361	337
Amortization of prior service cost	—	—	—	—	—	—	—	—	—
Expected return on plan assets	(9,882)	(8,046)	(6,667)	(3,686)	(3,032)	(2,561)	—	—	—
Recognized prior service cost (credit)	11	62	62	25	29	40	(133)	(156)	(222)
Recognized actuarial (gain) loss	—	93	—	627	117	212	(4)	17	35
Recognized transition (asset) obligation	—	—	—	(3)	(3)	(4)	—	—	—
Net periodic benefit cost	$27,719	$25,429	$25,804	$7,392	$5,824	$6,094	$623	$637	$545

Plan Assumptions for Defined Benefit Plans

Weighted-average assumptions used to determine net periodic cost and benefit obligations for the Cablevision Qualified and Non-qualified Defined Benefit Plans are as follows:

	Weighted-Average Assumptions
	Net Periodic Benefit Cost for the Years Ended December 31,			Benefit Obligations at December 31,
	2006	2005	2004	2006	2005
Discount rate	5.80%	6.05%	6.30%	5.80%	5.80%
Rate of increase in future compensation levels	4.15%	4.12%	4.12%	4.40%	4.15%
Rate of return on plan assets (Qualified plans only)	8.00%	8.00%	8.00%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost and benefit obligations for the Madison Square Garden Qualified and Non-qualified Defined Benefit Plans are as follows:

	Weighted-Average Assumptions
	Net Periodic Benefit Cost for the Years Ended December 31,			Benefit Obligations at December 31,
	2006	2005	2004	2006	2005
Discount rate	5.75%	6.00%	6.25%	6.14%	5.75%
Rate of increase in future compensation levels	4.00%	3.16%	3.17%	4.39%	4.00%
Rate of return on plan assets (Qualified plans only)	8.00%	8.00%	8.00%	N/A	N/A

Prior to 2005, the discount rate used by the Company was based upon published yields for high quality fixed income investments from Moody’s and Merrill Lynch.  In 2006 and 2005, the discount rate was determined (based on the expected duration of the benefit payments for the pension plan) by referring to applicable bond yields (such as Moody’s Aaa Corporate Bonds) and the Buck Consultants’ Discount Rate Model (which is developed by examining the yields on selected highly rated corporate bonds), to select a rate at which the Company believed the pension benefits could be effectively settled.  The Company’s expected long-term return on plan assets is based on a periodic review and modeling of the plan’s asset allocation structure over a long-term horizon.  Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data and economic/financial market theory.  The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.

Weighted-average assumptions used to determine net periodic benefit cost and benefit obligations for the Madison Square Garden Postretirement Plan are as follows:

	Weighted-Average Assumptions
	Net Periodic Benefit Cost for the Years Ended December 31,			Benefit Obligations at December 31,
	2006	2005	2004	2006	2005

Discount rate	5.75%	6.00%	6.25%	6.05%	5.75%
Health care trend rate assumed for next year	9.00%	8.00%	9.00%	9.00%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2009	2009	2013	2012

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans.  A one-percentage point change in the assumed health care cost trend rates would have the following effects:

	Increase (Decrease) in net Periodic Benefit Cost for the Years Ended December 31,			Increase (Decrease) in Benefit Obligations at December 31,
	2006	2005	2004	2006	2005

One percentage point increase	$129	$137	$131	$1,001	$1,148
One percentage point decrease	$(107)	$(114)	$(110)	$(840)	$(958)

Plan Assets and Investment Policy

The weighted average asset allocation of Cablevision’s qualified plan at December 31, 2006 and 2005 was as follows:

	Plan Assets at December 31,
	2006	2005
Asset Category:

Equity securities	57%	57%
Fixed income securities	34	34
Other	9	9
	100%	100%

The weighted average asset allocation of the MSG’s qualified plans at December 31, 2006 and 2005 was as follows:

	Plan Assets at December 31,
	2006	2005
Asset Category:

Equity securities	62%	61%
Fixed income securities	29	32
Other	9	7
	100%	100%

Generally, the plans’ investment objectives are to invest in portfolios that would obtain a market rate of return throughout economic cycles, commensurate with the investment risk and cash flow needs of the plans.  This requires the plans to subject a portion of their assets to increased risk to generate a greater rate of return.

The investments in each portfolio are readily marketable and can be sold to fund benefit payment obligations of the plans as they become payable.

Benefit Payments and Contributions for Defined Benefit Plans

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid relating to Cablevision’s Qualified and Non-qualified Defined Benefit Plans:

2007	$16,033
2008	22,066
2009	28,888
2010	25,435
2011	27,098
2012-2016	152,266

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid relating to the Madison Square Garden Qualified and Non-qualified Defined Benefit Plans:

2007	$2,088
2008	2,376
2009	2,767
2010	2,930
2011	3,063
2012-2016	19,822

Of the amounts expected to be paid in 2007, the Company has recorded $1,091 as a current liability in its consolidated balance sheet at December 31, 2006, since this amount represents the aggregate benefit payment obligation payable in the next twelve months that exceeds the fair value of aggregate plan assets at December 31, 2006.

The Company makes contributions to the Retirement Plan, the MSG Plan and MSG Union Plans, which are all qualified defined benefit plans.  The Company currently expects to contribute approximately $24,000 to the Retirement Plan and contribute to the MSG Plan and MSG Union Plans in 2007 approximately $4,800 and $320, respectively.

NOTE 16.              EQUITY AND LONG-TERM INCENTIVE PLANS

Equity Plans

Cablevision has employee stock plans under which it is authorized to grant incentive stock options, nonqualified stock options, restricted shares, stock appreciation rights, and bonus awards.  The exercise price of stock options can not be less than the fair market value per share of Cablevision’s Class A common stock on the date the option is granted and the options expire no later than ten years from date of grant (or up to one additional year in the case of the death of a holder of nonqualified options).  Stock appreciation rights provide for the employee to receive a cash payment in an amount equal to the difference between the fair market value of the stock as of the date the right is exercised, and the exercise price.  Options and stock appreciation rights granted in 2006, 2005 and 2004 typically vest in 33-1/3 annual increments beginning one year from the date of grant.  Restricted shares granted in 2006, 2005 and 2004 were typically subject to four year cliff vesting.  Performance based options granted in 2005 were typically subject to approximately three year or two year cliff vesting, with exercisability subject to performance criteria.

Cablevision adopted Statement No. 123R on January 1, 2006, using the modified prospective method.  The modified prospective method requires that share-based compensation expense be recorded for the unvested portion of the restricted shares, stock options and stock appreciation rights outstanding at December 31, 2005, over the remaining service periods related to such awards.  Cablevision will continue using the Black-Scholes valuation model in determining the fair value of share-based payments.  In accordance with the pro forma disclosure requirements of Statement No. 123, Cablevision recognized the majority of the share-based compensation costs using the accelerated recognition method.  Subsequent to January 1, 2006, Cablevision will continue to recognize the cost of previously granted share-based awards under the accelerated recognition method and will recognize the cost for new share-based awards on a straight-line basis over the requisite service period.  In connection with Cablevision’s adoption of Statement No. 123R, the Company recorded $862 as a cumulative change in accounting principle, net of taxes on the Company’s consolidated statement of operations.  Share-based compensation allocated to the Company by Cablevision for the years ended December 31, 2006, 2005 and 2004 was $81,122, $26,795 and $34,439, respectively, and has been recorded as a component of selling, general and administrative expense.

Long-Term Incentive Plan

In April 2006, Cablevision’s Board of Directors approved the Cablevision Systems Corporation 2006 Cash Incentive Plan, which was approved by Cablevision’s stockholders at its annual stockholders meeting in May 2006.

Pursuant to Cablevision’s Long-Term Incentive Plan, certain executives have been granted cash awards, some of which are performance based, that vest over varying required service periods and are typically payable at the end of the vesting period or on specified dates.  One form of award received by certain executives under the Plan was a performance retention award, vesting over 7 years.  The terms of the performance retention awards provide that the executive could have requested a loan from the Company in the amount of the award prior to its vesting, subject to certain limitations, provided that such loan was secured by a lien in favor of the Company on property owned by the executive.  Effective July 30, 2002, such requests for advances on amounts of awards are no longer permitted.  Imputed interest to those executives on these interest free loans amounted to $900, $911 and $1,293, respectively for the years ended December 31, 2006, 2005 and 2004.  As of December 31, 2006 and 2005, $23,850 was outstanding in respect of advances made pursuant to this plan.

In connection with long-term incentive awards granted under the two plans, the Company has recorded expense of $59,348, $41,959 and $31,505 for the years ended December 31, 2006, 2005 and 2004, respectively.  At December 31, 2006 and 2005, the Company had accrued $51,905 and $17,990 for performance-based awards for which the performance criteria had not been met as of December 31, 2006 as such awards are based on achievement of certain performance criteria through December 31, 2008.  The Company currently believes that it is probable that the performance criteria established for these performance-based awards will be met.  If the Company subsequently determines that the performance criteria for such awards is not probable of being achieved, the Company would reverse the accrual in respect of such award at that time.

In addition, in 2003, the Company granted certain management employees cash awards that vested in July 2005 when the Company reached certain performance goals.  Such awards were amortized ratably over the period in which the Company was expected to achieve these goals, and accordingly recorded expense of $2,380 and $18,868 in respect of these awards in 2005 and 2004, respectively.

NOTE 17.                                          CONTRACTUAL OBLIGATIONS

Future cash payments required under unconditional purchase obligations pursuant to contracts entered into by the Company in the normal course of business are as follows as of December 31, 2006:

	Payments Due by Period
	Total	Year 1	Years 2–3	Years 4–5	More than 5 years
Off balance sheet arrangements:
Programming obligations (1)	$2,902,599	$828,101	$1,175,374	$699,735	$199,389
Purchase obligations (2)	2,208,418	474,833	446,360	269,695	1,017,530
Guarantees (3)	2,221	2,221	—	—	—
Letters of credit (4)	54,295	2,300	1,722	—	50,273

Total	5,167,533	1,307,455	1,623,456	969,430	1,267,192

Contractual obligations reflected on the balance sheet:
Purchase obligations (5)	87,707	57,026	9,593	6,592	14,496

Total	$5,255,240	$1,364,481	$1,633,049	$976,022	$1,281,688

(1)                      Programming obligations represent contractual commitments with various programming vendors to provide video services to the Company’s subscribers.  Future fees under such contracts are based on numerous factors, including the number of subscribers receiving the programming.  Amounts reflected above are based on the number of subscribers receiving the programming as of December 2006 multiplied by the per subscriber rates contained in the executed agreements in effect as of December 31, 2006.

(2)                      Purchase obligation amounts not reflected on the balance sheet consist primarily of (i) long-term rights agreements which provide Madison Square Garden and other regional sports networks with exclusive broadcast rights to certain live sporting events in exchange for minimum contractual payments, (ii) payments under employment agreements that we have with our professional sports teams’ personnel that are generally guaranteed regardless of employee injury or termination, and (iii) minimum purchase requirements incurred in the normal course of the Company’s operations.

(3)                      Includes outstanding guarantees primarily by CSC Holdings in favor of certain financial institutions in respect of ongoing interest expense obligations and potential early termination events in connection with the monetization of the Company’s holdings of Charter Communications common stock.  Amounts payable under such monetization guarantees are estimated as of a particular point in time by the financial institution counterparty and are based upon the current price of the underlying common stock and various other assumptions, including stock market volatility and prevailing interest rates.  Such guaranteed amounts approximate the fair value of the monetization indebtedness less the sum of the fair values of the underlying stock and the equity collar as reflected in the Company’s accompanying consolidated balance sheet.

(4)                      Consist primarily of letters of credit obtained by CSC Holdings in favor of insurance providers and certain governmental authorities for the Telecommunications Services segment.

(5)                      Consist principally of amounts earned under employment agreements that we have with our professional sports teams’ personnel.  Other long-term obligations also include deferred carriage payments.

The future cash payments reflected above do not include the impact of potential insurance recoveries or amounts which may be due to the National Basketball Association (“NBA”) for luxury tax payments.

The future cash payments reflected above also do not include the payments required under the Company’s agreements with EchoStar relating to the launch and operation of the business of Rainbow HD Holdings, LLC, the Company’s VOOM HD Networks high-definition television programming service.  EchoStar was issued a 20% interest in Rainbow HD Holdings, the Company’s subsidiary owning the VOOM HD Networks programming service, and that 20% interest will not be diluted until $500,000 in cash has been invested in Rainbow HD Holdings by the Company.  Under the terms of the affiliation arrangements with EchoStar covering the VOOM HD Networks for a 15 year term, if Rainbow HD Holdings fails to spend $100,000 per year up to a maximum of $500,000 in the aggregate, on its service offerings, EchoStar may terminate the affiliation agreement.  The Company has the right to terminate the affiliation agreement if the VOOM HD Networks are discontinued in the future.  On the fifth or eighth anniversary of the effective date of the agreement, the termination of the affiliation agreement by EchoStar, or other specified events, EchoStar has a put right to require a wholly-owned subsidiary of Rainbow Media Holdings to purchase all of its equity interests in Rainbow HD Holdings at fair value.  On the seventh or tenth anniversary of the effective date of the agreement, or the second anniversary date of the termination of the Affiliation Agreement by EchoStar, a wholly-owned subsidiary of Rainbow Media Holdings has a call right to purchase all of EchoStar’s ownership in Rainbow HD Holdings at fair value.

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

The Wiz Bankruptcy

TW, Inc. (“TW”), a former subsidiary of the Company and operator of The Wiz consumer retail electronics business, is the subject of a Chapter 11 bankruptcy proceeding in the U.S. Bankruptcy Court for the District of Delaware.  In February 2005, TW filed a complaint in the bankruptcy proceeding against Cablevision and certain of its affiliates seeking recovery of alleged preferential transfers in the aggregate amount of $193,457.  Also in February 2005, the Official Committee of Unsecured Creditors of TW (the “Committee”) filed a motion seeking authority to assume the prosecution of TW’s alleged preference claims and to prosecute certain other causes of action.  The bankruptcy court granted the Committee’s motion on or about March 10, 2005, thereby authorizing the Committee, on behalf of TW, to continue the preference suit and to assert other claims.  On March 12, 2005, the Committee filed a complaint in the bankruptcy court against Cablevision, certain of its affiliates, and certain present and former officers and directors of Cablevision and of its former subsidiary Cablevision Electronics Investments, Inc. (“CEI”).  The Committee’s complaint, as amended, asserts preferential transfer claims allegedly totaling $193,858, breach of contract, promissory estoppel, and misrepresentation claims allegedly totaling $310,000, and fraudulent conveyance, breach of fiduciary duty, and other claims seeking unspecified damages.  On June 30, 2005, the defendants filed a motion to dismiss several of the claims in the amended complaint.  On October 31, 2005, the bankruptcy court denied the motion to dismiss.  The bankruptcy court’s ruling on the motion to dismiss allowed the Committee to proceed with its claims against Cablevision and the other defendants.  Cablevision believes that the claims asserted by  the Committee are without merit and is contesting them vigorously.

Dolan Family Group 2005 Proposal and Special Dividend Litigation

In June and July 2005, a number of shareholder class action lawsuits were filed against Cablevision and its individual directors in the Delaware Chancery Court and the New York State Supreme Court for Nassau County relating to the Dolan Family Group proposal to acquire the outstanding, publicly held interests in Cablevision following a pro rata distribution of Rainbow Media Holdings.  On October 24, 2005, Cablevision received a letter from the Dolan Family Group withdrawing its June 19, 2005 proposal and recommending the consideration of a special dividend.  On November 17, 2005, the plaintiffs filed a consolidated amended complaint in the New York Supreme Court action to relate to the special dividend proposed by the Dolan Family Group.  On February 9, 2006, the plaintiffs filed a second amended complaint adding allegations related to the December 19, 2005 announcement that the Board had decided not to proceed with the proposed special dividend, and the January 31, 2006 announcement that the Board was expected to begin reconsideration of a possible special dividend at its regularly scheduled meeting in

March 2006.  The amended complaint sought, among other things, to enjoin the payment of the special dividend proposed by the Dolan Family Group.  As set forth below, the Nassau County actions were subsequently dismissed following settlement by the parties.  The Delaware Chancery Court action is pending.

On December 28, 2005, a purported shareholder derivative complaint was filed in the U.S. District Court for the Eastern District of New York alleging that certain events during 2005, including those relating to the proposed special dividend, constitute breaches of fiduciary duty.  The action was brought derivatively on behalf of Cablevision and names as defendants each member of the Board of Directors.  The complaint sought unspecified damages and contribution and indemnification by the defendants for any claims asserted against Cablevision as a result of the alleged breaches.    The Eastern District of New York action was dismissed following settlement of the Nassau County actions, as set forth below.

On March 27, 2006, Cablevision entered into a memorandum of understanding with respect to the settlement of the actions pending in the New York Supreme Court for Nassau County relating to a proposed special dividend.  On April 7, 2006, Cablevision’s Board of Directors declared a special cash dividend of $10.00 per share which was paid on April 24, 2006 to holders of record at the close of business on April 18, 2006.  A hearing on the proposed settlement was held on September 25, 2006. On January 5, 2007, the court signed an order approving the settlement and terminating these actions.

Dolan Family Group 2006 Proposal

In October 2006, a number of shareholder class action lawsuits were filed against Cablevision and its individual directors in New York Supreme Court, Nassau County, relating to the October 8, 2006 offer by the Dolan Family Group to acquire all of the outstanding shares of Cablevision’s common stock, except for the shares held by the Dolan Family Group.  These lawsuits allege breaches of fiduciary duty and seek injunctive relief to prevent consummation of the proposed transaction and compensatory damages.  The trial court ordered expedited discovery, which began in November 2006. On January 12, 2007, the Special Transaction Committee of the Board received a revised proposal from the Dolan Family Group to acquire all of the outstanding shares of common stock of Cablevision, except for the shares held by the Dolan Family Group. On January 16, 2007, the Special Transaction Committee delivered a letter to Charles F. Dolan and James L. Dolan, rejecting as inadequate the revised proposal.  This litigation is pending.

Director Litigation

Cablevision was named as a nominal defendant in a purported shareholder derivative complaint filed in the Court of Chancery of the State of Delaware.  The action was brought derivatively on behalf of Cablevision and named as additional defendants Charles F. Dolan, the Chairman of Cablevision, and Rand Araskog, Frank Biondi, John Malone and Leonard Tow, each of whom was appointed as a director on March 2, 2005 by Mr. Dolan and certain other holders of the Company’s NY Group Class B common stock.  The complaint alleges that Charles F. Dolan, as the controlling Class B shareholder of Cablevision, by purporting to remove three Cablevision Board members (William J. Bell, Sheila Mahony and Steven Rattner) and replace them with the four new directors, wrongfully interfered with the Board’s role in managing the affairs of Cablevision and sought to substitute his judgment of how to proceed with the VOOM service of Cablevision’s Rainbow DBS subsidiary above that of the Board.  The action seeks, among other things, to preliminarily and permanently enjoin Charles F. Dolan from interfering with the managerial prerogatives of Cablevision’s Board; rescinding the purported appointment of the new directors; rescinding the removal of Mr. Bell, Ms. Mahony and Mr. Rattner as directors and restoring them to their positions as directors and directing Charles F. Dolan to account to Cablevision for its damages.  There have been no developments in the case since May 2005, when the parties agreed that defendants need not respond to the complaint until further notice from the plaintiff.

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

Contract Dispute

In September 2005, Loral filed an action against Cablevision and Rainbow DBS for breach of contract based on a letter agreement dated March 23, 2001 (“the Letter Agreement”) between Loral and Rainbow DBS.  Loral alleges that the sale of the Rainbow-1 satellite and related assets to EchoStar constituted a sale of “substantially all of the assets of Rainbow DBS” triggering a “Make Whole Payment” under the Letter Agreement of $33,000 plus interest.  A trial in this matter took place in January 2007 in New York Supreme Court for New York County.  On January 24, 2007, the jury returned a verdict finding that the EchoStar sale had triggered a Make Whole Payment under the Letter Agreement, requiring a payment to Loral of $50,898, including interest, which has been accrued for as of December 31, 2006 and reflected as an expense in discontinued operations.  Cablevision and Rainbow DBS have filed a motion for judgment as a matter of law, or in the alternative for a new trial, which is pending.

Accounting Related Investigations

The improper expense recognition matter previously reported by the Company has been the subject of investigations by the SEC and the U.S. Attorney’s Office for the Eastern District of New York.  The SEC is continuing to investigate the improper expense recognition matter and the Company’s timing of recognition of launch support, marketing and other payments under affiliation agreements.  The Company continues to fully cooperate with such investigations.

Stock Option Related Matters

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

In addition, in August, September and October 2006, purported derivative lawsuits (including one purported combined derivative and class action lawsuit) relating to the Company’s past stock option and SAR grants were filed in New York State Supreme Court for Nassau County, the United States District Court for the Eastern District of New York, and Delaware Chancery Court for New Castle County, by parties identifying themselves as shareholders of Cablevision purporting to act on behalf of Cablevision.  These lawsuits named as defendants certain present and former members of Cablevision’s Board of Directors and certain present and former executive officers, alleging breaches of fiduciary duty and unjust enrichment relating to practices with respect to the dating of stock options, recordation and accounting for stock options, financial statements and SEC filings, and alleged violation of IRC 162(m).  In addition, certain of these lawsuits asserted claims under Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Section 304 of the Sarbanes-Oxley Act.  The lawsuits sought damages from all defendants, disgorgement from the officer defendants, declaratory relief, and equitable relief, including rescission of the 2006 Employee Stock Plan and voiding of the election of the director defendants.  On October 27, 2006, the Board of Directors of Cablevision appointed Grover C. Brown and Zachary W. Carter as directors and, on the same date, appointed Messrs. Brown and Carter to a newly formed special litigation committee (“SLC”) of the Board.  The SLC was directed by the Board to review and analyze the facts and circumstances surrounding these claims, which purport to have been brought derivatively on behalf of the Company, and to consider and determine whether or not prosecution of such claims is in the best interests of the Company and its shareholders, and what actions the Company should take with respect to the cases.  The SLC, through its counsel, filed motions in all three courts to intervene and to stay all proceedings until completion of the SLC’s independent investigation of the claims raised in these actions.  The Delaware action subsequently was voluntarily dismissed without prejudice by the plaintiff.  The actions pending in Nassau County have been consolidated and a single amended complaint has been filed in that jurisdiction. Similarly, the actions pending in the Eastern District of New York have been consolidated and a single amended complaint has been filed in that jurisdiction.  Both the Nassau County action and the Eastern District of New York action assert derivative claims on behalf of the Company as well as direct claims on behalf of Cablevision shareholders relating to the Company’s past stock option and SAR grants.  On November 14, 2006, the trial court in the Nassau County action denied the SLC’s motion for a stay of proceedings and ordered expedited discovery.  The Appellate Division of the New York State Supreme Court subsequently stayed all proceedings in the Nassau County action (including all discovery) pending the SLC’s appeal of the denial of its stay motion.  The SLC’s appeal has been fully submitted but has not been scheduled for oral argument.  In the Eastern District of New York action, the trial court has issued a stay of all proceedings until May 1, 2007.

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

The fair value of the Company’s debt instruments are summarized as follows:

	December 31, 2006
	Carrying Amount	Estimated Fair Value
Debt instruments:
Bank debt	$4,992,500	$4,992,500
Collateralized indebtedness	921,574	901,035
Senior notes and debentures	4,493,956	4,545,089
Senior subordinated notes and debentures	497,011	551,682
Notes payable	18,843	19,165
	$10,923,884	$11,009,471

	December 31, 2005
	Carrying Amount	Estimated Fair Value
Debt instruments:
Bank debt	$1,851,500	$1,851,500
Collateralized indebtedness	1,170,126	1,171,731
Senior notes and debentures	4,492,760	4,453,636
Senior subordinated notes and debentures	746,621	819,982
Notes payable	15,905	15,778
	$8,276,912	$8,312,627

Fair value estimates related to our debt instruments and interest rate swap agreements discussed above are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Minority Interest in Limited-Life Partnership

The Company consolidates a 60% majority-owned interest in a limited-life partnership.  The estimated liquidation value of the 40% minority interest is approximately $133,600 and $106,000 as of December 31, 2006 and 2005, respectively, compared to the carrying value of such minority interest of $48,430 and $53,820, respectively.  Such liquidation value estimate is made at a specific point in time based on relevant market information and consideration regarding current and expected future operating performance.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

NOTE 20.              SEGMENT INFORMATION

The Company classifies its business interests into three segments: Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional cable television programming networks, including AMC, IFC, WE tv, fuse and the VOOM HD Networks; and Madison Square Garden, which owns and operates professional sports teams, regional cable television networks and an entertainment business.  Beginning in the first quarter of 2005, the VOOM HD Networks have been included in the Rainbow Segment.  Those channels were previously included in the Rainbow DBS segment which has been discontinued.  Prior period segment information has been reported on a comparable basis.

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

	Years Ended December 31,
Revenues, net from continuing operations	2006	2005	2004

Telecommunications Services	$4,237,707	$3,606,765	$3,123,956
Rainbow	885,986	825,561	806,394
Madison Square Garden	854,040	804,395	778,754
All other (a)	84,391	85,385	86,765
Intersegment eliminations	(134,662)	(149,628)	(163,332)
	$5,927,462	$5,172,478	$4,632,537

Intersegment eliminations are primarily affiliate revenues recognized by our Rainbow and MSG segments from the sale of cable network programming to our Telecommunication Services segment.

	Years Ended December 31,
Intersegment revenues	2006	2005	2004

Telecommunications Services	$1,529	$2,420	$7,123
Rainbow	38,438	48,547	62,650
Madison Square Garden	94,695	98,661	93,559
	$134,662	$149,628	$163,332

Reconciliation (by Segment and in Total) of Adjusted Operating Cash Flow to Operating Income (Loss) from Continuing Operations

	Years Ended December 31,
Adjusted operating cash flow from continuing operations	2006	2005	2004

Telecommunications Services	$1,668,554	$1,412,199	$1,226,790
Rainbow	161,119	158,513	59,852
Madison Square Garden	72,396	120,440	170,057
All other (b)	(81,642)	(80,632)	(69,894)
	$1,820,427	$1,610,520	$1,386,805

Depreciation and amortization (including impairments)	Years Ended December 31,
included in continuing operations	2006	2005	2004

Telecommunications Services	$(915,724)	$(843,177)	$(786,485)
Rainbow	(106,556)	(113,429)	(213,896)
Madison Square Garden	(60,160)	(62,834)	(45,445)
All other (c)	(46,373)	(64,203)	(92,849)
	$(1,128,813)	$(1,083,643)	$(1,138,675)

	Years Ended December 31,
Stock expense included in continuing operations	2006	2005	2004

Telecommunications Services	$(39,485)	$(14,657)	$(16,318)
Rainbow	(25,673)	(6,513)	(7,650)
Madison Square Garden	(14,232)	(3,836)	(3,769)
All other (c)	(1,732)	(1,789)	(6,702)
	$(81,122)	$(26,795)	$(34,439)

	Years Ended December 31,
Restructuring credits (charges) included in continuing operations	2006	2005	2004

Telecommunications Services	$17	$(295)	$(736)
Rainbow	(143)	—	77
Madison Square Garden	—	(366)	(4,146)
All other (c)	3,610	1,198	5,640
	$3,484	$537	$835

	Years Ended December 31,
Operating income (loss) from continuing operations	2006	2005	2004

Telecommunications Services	$713,362	$554,070	$423,251
Rainbow	28,747	38,571	(161,617)
Madison Square Garden	(1,996)	53,404	116,697
All other (b)	(126,137)	(145,426)	(163,805)
	$613,976	$500,619	$214,526

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Years Ended December 31,
	2006	2005	2004
Operating income (loss) from continuing operations before income taxes
Total operating income for reportable segments	$740,113	$646,045	$378,331
Other operating loss (b)	(126,137)	(145,426)	(163,805)
Operating income	613,976	500,619	214,526

Items excluded from operating income (loss):
Interest expense	(795,418)	(640,010)	(635,960)
Interest income	33,229	16,341	8,300
Equity in net income (loss) of affiliates	6,698	3,219	(12,997)
Gain on sale of programming and affiliate interests, net	—	64,968	2,232
Gain (loss) on investments, net	290,052	(138,312)	134,598
Write-off of deferred financing costs	(14,083)	—	(18,961)
Gain (loss) on derivative contracts, net	(253,712)	119,180	(165,305)
Loss on extinguishment of debt	(13,125)	—	(78,571)
Minority interests	(8,894)	(5,471)	(50,307)
Miscellaneous, net	2,837	828	63
Loss from continuing operations before income taxes	$(138,440)	$(78,638)	$(602,382)

(a)                      Represents net revenues of Clearview Cinemas and PVI Virtual Media, which was consolidated in the second quarter of 2004 in accordance with FIN No. 46.  In May 2005, Cablevision exchanged its 60% interest in PVI Latin America for the 40% interest in the rest of PVI that it did not already own.

 (b)                  Principally includes unallocated corporate general and administrative costs, in addition to the operating results of Clearview Cinemas and PVI Virtual Media.  It also includes costs allocated to Fox Sports Net Ohio, Fox Sports Net Florida, Fox Sports Net Chicago and Rainbow DBS (distribution operations) that were not eliminated as a result of the disposition or shut down of these businesses.

(c)                      Includes expenses and/or credits relating to Clearview Cinemas, PVI Virtual Media, certain corporate expenses/credits and certain costs allocated to Fox Sports Net Ohio, Fox Sports Net Florida, Fox Sports Net Chicago and Rainbow DBS (distribution operations) that were not eliminated as a result of the disposition or shut down of these businesses.

	December 31,
	2006	2005
Assets
Telecommunications Services	$6,636,723	$4,558,423
Rainbow (d)	2,377,835	2,573,132
Madison Square Garden	1,852,913	1,893,525
Corporate, other and intersegment eliminations	(894,243)	925,164
Assets held for sale	—	7,557
	$9,973,228	$9,957,801

(d)                     Rainbow assets include amounts due from the Rainbow DBS distribution business of $276,245 and $271,277 at December 31, 2006 and 2005, respectively, which are eliminated in consolidation.

	Years Ended December 31,
	2006	2005	2004
Capital Expenditures
Telecommunications Services	$819,747	$695,327	$621,480
Rainbow	21,062	29,063	44,313
Madison Square Garden	23,444	20,993	12,153
Corporate and other	22,044	23,909	19,568
	$886,297	$769,292	$697,514

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States and are primarily concentrated in the New York metropolitan area.

NOTE 21.              INTERIM FINANCIAL INFORMATION (Unaudited)

The following is a summary of selected quarterly financial data for the years ended December 31, 2006 and 2005:

2006:	March 31,	June 30,	September 30,	December 31,	Total
	2006	2006	2006	2006	2006
Revenues, net	$1,409,358	$1,423,923	$1,408,736	$1,685,445	$5,927,462
Operating expenses	(1,305,631)	(1,257,420)	(1,273,301)	(1,477,134)	(5,313,486)
Operating income	$103,727	$166,503	$135,435	$208,311	$613,976

Income (loss) from continuing operations	$(35,958)	$(8,175)	$(37,816)	$24,895	$(57,054)
Income (loss) from discontinued operations, net of taxes	(2,386)	40,702	(421)	(30,449)	7,446
Income (loss) before cumulative effect of a change in accounting principle	(38,344)	32,527	(38,237)	(5,554)	(49,608)
Cumulative effect of a change in accounting principle, net of taxes	(862)	—	—	—	(862)
Net income (loss)	$(39,206)	$32,527	$(38,237)	$(5,554)	$(50,470)

2005:	March 31,	June 30,	September 30,	December 31,	Total
	2005	2005	2005	2005	2005
Revenues, net	$1,213,126	$1,231,859	$1,241,745	$1,485,748	$5,172,478
Operating expenses	(1,145,457)	(1,136,790)	(1,133,888)	(1,255,724)	(4,671,859)
Operating income	$67,669	$95,069	$107,857	$230,024	$500,619

Income (loss) from continuing operations	$(78,357)	$(8,369)	$(45,404)	$78,190	$(53,940)
Income (loss) from discontinued operations, net of taxes	(30,439)	240,761	870	5,661	216,853
Net income (loss)	$(108,796)	$232,392	$(44,534)	$83,851	$162,913

NOTE 22.              OTHER MATTERS

Special Dividend Payment

On April 7, 2006, the Board of Directors of Cablevision declared a special cash dividend of $10.00 per share on each outstanding share of its Cablevision NY Group Class A common stock and Cablevision NY Group Class B common stock.  The dividend was paid on April 24, 2006 to holders of record at the close of business on April 18, 2006.  The dividend was paid from the proceeds of a distribution of approximately $3,000,000 held in cash and cash equivalents from CSC Holdings to Cablevision.  The CSC Holdings distribution was funded from the proceeds of its term B loan facility which closed on March 29, 2006 (See Note 9).  The dividend payment on all outstanding shares of Cablevision common stock and certain common stock equivalents amounted to $2,834,649.  In addition, up to $126,838 representing $10.00 for each outstanding restricted share and each stock appreciation right and stock option vested as of December 31, 2004, would be payable when, and if, the restrictions lapse on each restricted share and when, and if, such stock appreciation rights and stock options are exercised.

Settlement with Time Warner

On September 29, 2005, AMC and Time Warner Entertainment, L.P. settled existing litigation whereby the Company simultaneously entered into 11 separate affiliation agreements with Time Warner.  These agreements included amendments and enhancements to existing affiliation agreements for some of the Company’s programming services and new affiliation agreements and new distribution for other programming services of the Company.  The amendments included a long-term extension of Time Warner’s affiliation agreement with AMC with rate and positioning terms that are favorable to AMC.  Because of the long-term benefits to the Company from the extension and enhancement of the AMC agreement, substantially all of the required payments ($74,000 is payable to Time Warner over the 2005-2007 period) attributable to AMC have been capitalized as deferred carriage fees and will be amortized as a reduction to revenue over the remaining 13 year life of the extended AMC agreement.

New York Mets Agreement Termination

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

Resolutions of Contract Disputes

In June 2006, the Company collected $26,500 related to the resolution of a contractual programming dispute, $19,476 of which was due in periods prior to 2006 but not recognized as a reduction to programming costs because it was being disputed and was not being paid by the affiliate.  The underlying contract was terminated in June 2006 and no further payments will be received under the contract.

In connection with the resolution of another contract dispute, Fox Sports Net Chicago, which was shut down in June 2006, recorded $77,996 of affiliate revenue in June 2006 including $71,396, relating to periods prior to 2006, that had not been previously recognized due to the dispute.  Such affiliate revenue has been reported in discontinued operations.  The underlying contract was terminated in June 2006 and no further payments will be received under the contract.