Form 10-K/A
period 2006-12-31
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS INC
filed 2007-04-30
CIK 1053112, 784681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                      to
Cablevision Systems Corporation

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-14764	Delaware 1111 Stewart Avenue Bethpage, NY 11714 (516) 803-2300	11-3415180
CSC Holdings, Inc.

1-9046	Delaware 1111 Stewart Avenue Bethpage, NY 11714 (516) 803-2300	11-2776686

Securities registered pursuant to Section 12(b) of the Act:	Name of each Exchange on which
Title of each class:	Registered:

Cablevision Systems Corporation
Cablevision NY Group Class A Common Stock	New York Stock Exchange

CSC Holdings, Inc.	None

Securities registered pursuant to Section 12(g) of the Act:

Cablevision Systems Corporation	None
CSC Holdings, Inc.	None
Indicate by check mark if the Registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

Cablevision Systems Corporation	Yes ☐	No ☑
CSC Holdings, Inc.	Yes ☐	No ☑
Indicate by check mark if the Registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Cablevision Systems Corporation	Yes ☐	No ☑
CSC Holdings, Inc.	Yes ☐	No ☑
Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Cablevision Systems Corporation	Yes ☐	No ☑
CSC Holdings, Inc.	Yes ☐	No ☑
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

	Large accelerated		Accelerated		Non-accelerated
	filer		filer		filer
Cablevision Systems Corporation	Yes ☑	No ☐	Yes ☐	No ☐	Yes ☐	No ☐
CSC Holdings, Inc.	Yes ☐	No ☐	Yes ☐	No ☐	Yes ☑	No ☐
Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Cablevision Systems Corporation	Yes ☐	No ☑
CSC Holdings, Inc.	Yes ☐	No ☑
Aggregate market value of voting stock held by nonaffiliates of Cablevision Systems Corporation based on the closing price at which such stock was sold on the New York Stock Exchange on June 30, 2006: $4,707,474,927
Number of shares of common stock outstanding as of April 17, 2007:
Cablevision NY Group Class A Common Stock — 229,705,409

Cablevision NY Group Class B Common Stock — 63,327,303
CSC Holdings, Inc. Common Stock — 11,595,635
Documents incorporated by reference – None.

Page
Explanatory Note
Part III	10. Directors, Executive Officers and Corporate Governance.
11. Executive Compensation.
12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
13. Certain Relationships and Related Transactions, and Director Independence
14. Principal Accountant Fees and Services.
Part IV	15. Exhibits and Financial Statement Schedules.
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32: CERTIFICATION

i

EXPLANATORY NOTE
Cablevision Systems Corporation (“Cablevision”) and CSC Holdings, Inc. (“CSC Holdings” and collectively with Cablevision, the “Company” or the “Registrants”) hereby amend their Annual Report on Form 10-K for the year ended December 31, 2006 to include the information required by Part III. This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the original Annual Report on Form 10-K, except as required to reflect the additional information included in Part III of this Form 10-K/A.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
Information with respect to the Company’s current directors is set forth below.
Class A Directors
•	GROVER C. BROWN, 71, Director since October 2006. Special Counsel with the law firm of Gordon, Fournaris & Mammarella, P.A., in Wilmington, Delaware. Partner at the law firm of Morris, James, Hitchens & Williams from 1985 to 2000. Mr. Brown served as Chancellor and Vice Chancellor of the Delaware Court of Chancery from 1973 until 1985. Mr. Brown is a director of Take-Two Interactive Software, Inc.
•	ZACHARY W. CARTER, 57, Director since October 2006. Partner at the law firm of Dorsey & Whitney LLP, in New York, New York since 1999. Prior to that time, Mr. Carter’s career in public service included serving as United States Attorney for the Eastern District of New York from 1993 to 1999. Mr. Carter is a director of Marsh McLennan Companies, Inc.
•	CHARLES D. FERRIS, 74, Director since 1985. Mr. Ferris is a non-equity partner in the law firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. Chairman of the Federal Communications Commission from October 1977 to April 1981. Mr. Ferris has been a Trustee Associate/Trustee of Boston College continuously since 1986. Mr. Ferris is also a Director and is presently Vice Chairman of the Board of The Maureen and Mike Mansfield Foundation.
•	RICHARD H. HOCHMAN, 61, Director since 1986. Chairman of Regent Capital Management Corp. since April 1995. Managing Director of PaineWebber Incorporated from March 1990 to April 1995. Mr. Hochman is a director of Distribution Holdings, Inc., a specialty food, health and beauty products distribution company.
•	VICTOR ORISTANO, 90, Director since 1985. Founder and Chairman of Alda Limited Partners, a holding company which has built and operated cable television systems in Connecticut, Florida, New Jersey, Pennsylvania and England since 1966. Mr. Oristano was the founder of the nation’s largest holder of wireless TV frequencies, a company controlled by Alda Limited Partners.
•	THOMAS V. REIFENHEISER, 71, Director since 2002. Mr. Reifenheiser retired as a Managing Director of JP Morgan Chase, overseeing the Global Media and Telecommunications Division in

September 2000 after 38 years with JP Morgan Chase and its predecessors. Mr. Reifenheiser is a director of Lamar Advertising Company and Mediacom Communications Corporation.
•	VICE ADMIRAL JOHN R. RYAN USN (RET.), 61, Director since 2002. Chancellor of the State University of New York since June 2005. Mr. Ryan intends to step down as Chancellor at the end of May 2007 to become the President and Chief Executive Officer of the Center for Creative Leadership in Greensboro, North Carolina. President of the State University of New York Maritime College from June 2002 to June 2005. Interim President of State University at Albany from February 2004 to February 2005. Superintendent of the United States Naval Academy from June 1998 to June 2002. Vice Admiral Ryan’s military career included positions as Commander of the Maritime Surveillance and Reconnaissance Force, US Sixth Fleet/Commander, Fleet Air Mediterranean/Commander, Maritime Air Forces, Mediterranean until his retirement from the U.S. Navy in July 2002. Vice Admiral Ryan is a director of CIT Group Inc.
•	VINCENT TESE, 64, Director since 1996. Mr. Tese served as Chairman and Chief Executive Officer of the New York State Urban Development Corporation from 1985 to 1987 and as Director of Economic Development for New York State from 1987 to December 1994. Mr. Tese is a director of The Bear Stearns Companies Inc., Bowne & Co, Inc., Cabrini Mission Society, Catholic Guardian Society, Custodial Trust Co., Gabelli Asset Management, Intercontinental Exchange, Inc., Mack-Cali Realty Corp., Municipal Art Society, Wireless Cable International, Inc. and a trustee of New York Presbyterian Hospital and New York University School of Law.
Class B Directors
•	RAND V. ARASKOG, 75, Director since 2005. Self-employed as a private investor as principal in RVA Investments since March 1998.
•	FRANK J. BIONDI, 62, Director since 2005. Senior Managing Director of WaterView Advisors LLC since June 1999. Mr. Biondi is a director of The Bank of New York Company, Inc., Hasbro, Inc., Harrah’s Entertainment Inc., Seagate Technology and Amgen, Inc.
•	CHARLES F. DOLAN, 80, Director since 1985. Chairman of the Company since 1985. Chief Executive Officer of the Company from 1985 to October 1995. Founded and acted as the General Partner of the Company’s predecessor from 1973 until 1985. Established Manhattan Cable Television in 1961 and Home Box Office in 1971. Charles F. Dolan is the father of James L. Dolan, Patrick F. Dolan, Marianne Dolan Weber and Thomas C. Dolan and father-in-law of Brian G. Sweeney.
•	JAMES L. DOLAN, 51, Director since 1991. President of the Company since June 1998. Chief Executive Officer of the Company since October 1995. Chairman of Madison Square Garden since October 1999. Chief Executive Officer of Rainbow Media Holdings, Inc., a subsidiary of the Company, from September 1992 to October 1995. Vice President of the Company from 1987 to September 1992. James L. Dolan is the son of Charles F. Dolan and the brother of Patrick F. Dolan, Marianne Dolan Weber and Thomas C. Dolan and brother-in-law of Brian G. Sweeney.
•	MARIANNE DOLAN WEBER, 49, Director since 2005. President of Dolan Family Foundation from 1986 to September 1999. Chairman since September 1999. President of Dolan Children’s Foundation from 1997 to September 1999. Chairman since September 1999. Manager of Dolan Family Office, LLC since 1997. Marianne Dolan Weber is the daughter of Charles F. Dolan, the sister of James L. Dolan, Patrick F. Dolan and Thomas C. Dolan and the sister-in-law of Brian G. Sweeney.
•	PATRICK F. DOLAN, 55, Director since 1991. President of News 12 Networks of the Company since February 2002. Vice President of News from September 1995 to February 2002. News Director of News 12 Long Island, a subsidiary of the Company, from December 1991 to September 1995. Patrick F. Dolan is the son of Charles F. Dolan and the brother of James L. Dolan, Marianne Dolan Weber and Thomas C. Dolan and brother-in-law of Brian G. Sweeney.
•	BRIAN G. SWEENEY, 42, Director since 2005. Senior Vice President — eMedia of the Company since January 2000. Son-in-law of Charles F. Dolan and brother-in-law of James L. Dolan, Patrick F. Dolan, Marianne Dolan Weber and Thomas C. Dolan.
•	DR. LEONARD TOW, 78, Director since 2005. Chief Executive Officer of New Century Holdings LLC, an outdoor advertising company, since January 2005. Director of Citizens Communications Company from 1989 to September 2004. Chairman and Chief Executive Officer of Citizens Communications Company from 1990 to September 2004.
Executive Officers
The Company’s executive officers as of April 27, 2007 are:

Charles F. Dolan(1)	Chairman
James L. Dolan(1)	Chief Executive Officer and President
Hank J. Ratner	Vice Chairman
Thomas M. Rutledge	Chief Operating Officer
Michael P. Huseby	Executive Vice President and Chief Financial Officer
Thomas C. Dolan(2)	Executive Vice President and Chief Information Officer
Jonathan D. Schwartz	Executive Vice President and General Counsel
Victoria D. Salhus	Senior Vice President, Deputy General Counsel and Secretary
Wm. Keith Harper	Senior Vice President, Controller and Principal Accounting Officer
Kevin Watson	Senior Vice President and Treasurer

(1)	Biographies of Messrs. Charles F. Dolan and James L. Dolan are set forth above under “ – Directors.”

(2)	Mr. Thomas C. Dolan has been on an unpaid leave of absence since April 18, 2005. On March 10, 2007, 87,422 shares of restricted stock awarded to Mr. Dolan in 2003 vested and were delivered to him.
•	HANK J. RATNER, 48, Vice Chairman of the Company since December 2002. Vice Chairman of Rainbow Media Holdings LLC, a subsidiary of the Company, since June 2002. Vice Chairman of Madison Square Garden, a subsidiary of the Company, since November 2003. Director of Rainbow Media Holdings, Inc. from April 1997 to September 2003. Chief Operating Officer of Rainbow Media Holdings, Inc. from October 1999 to June 2002. Chief Operating Officer and Secretary of Rainbow Media Holdings, Inc. from October 1998 to October 1999. Executive Vice President & Secretary of Rainbow Media Holdings, Inc., a subsidiary of the Company, from October 1997 to October 1998. Executive Vice President Legal & Business Affairs & Secretary of Rainbow Media Holdings, Inc. from July 1993 to October 1997.

•	THOMAS M. RUTLEDGE, 53, Chief Operating Officer of the Company since April 2004. President, Cable and Communications of the Company from January 2002 to April 2004. President of Time Warner Cable from August 2001 to October 2001. Senior Executive Vice President of Time Warner Cable from April 1999 to August 2001.
•	MICHAEL P. HUSEBY, 52, Executive Vice President and Chief Financial Officer of the Company since August 2004. Executive Vice President and Chief Financial Officer of Charter Communications, Inc. from January 2004 to August 2004. Consultant to Comcast Corporation and to Charter Communications, Inc. as President and founder of MPH Associates Inc. from January 2003 to January 2004. Executive Vice President and Chief Financial Officer of AT&T Broadband from January 2000 to December 2002.
•	THOMAS C. DOLAN, 54, Director from March 1998 to May 2005. Executive Vice President and Chief Information Officer of the Company since October 2001. Senior Vice President and Chief Information Officer of the Company from February 1996 to October 2001. Vice President and Chief Information Officer of the Company from July 1994 to February 1996. General manager of the Company’s East End Long Island cable system from November 1991 to July 1994. System Manager of the Company’s East End Long Island cable system from August 1987 to October 1991. Thomas C. Dolan is the son of Charles F. Dolan and brother of Patrick F. Dolan, James L. Dolan and Marianne Dolan Weber and the brother-in-law of Brian G. Sweeney.
•	JONATHAN D. SCHWARTZ, 45, Executive Vice President and General Counsel since August 2003. Senior Vice President and Deputy General Counsel for Time Warner Inc. from August 2002 to July 2003. Vice President and General Counsel for Napster, Inc. from May 2001 to August 2002. Associate Deputy Attorney General and Principal Associate Deputy Attorney General at the United States Department of Justice from April 1997 to May 2001.
•	VICTORIA D. SALHUS, 57, Senior Vice President, Deputy General Counsel and Secretary since June 2003. Senior Vice President and Deputy General Counsel from January 2002 to June 2003. Vice President and Associate General Counsel from May 1999 to January 2002.
•	WM. KEITH HARPER, 52, Senior Vice President, Controller and Principal Accounting Officer of the Company since October 2004. Partner in KPMG LLP from June 2002 to December 2003. Partner in Arthur Andersen LLP from September 1992 to June 2002.
•	KEVIN WATSON, 40, Senior Vice President and Treasurer of the Company since November 2006. Vice President and Corporate Treasurer of PanAmSat Corporation from January 2001 to November 2006. Director-Corporate Treasurer of Entex IT Services from September 1999 to December 2000. Director-Assistant Treasurer of Entex IT Services from 1997 to 1999. Treasury Manager of Entex IT Services from 1992 to 1997. Mr. Watson also held finance positions at MCI Telecommunications, Inc. and Prudential Securities, Inc.
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to regulations promulgated by the Securities and Exchange Commission, the Company is required to identify, based solely on a review of reports filed under Section 16(a) of the Securities Exchange Act of 1934, each person who, at any time during its fiscal year ended December 31, 2006, was a director, officer or beneficial owner of more than 10% of the Company’s Class A common stock that failed to file on a timely basis any such reports. Based on such review, the Company is aware of no such failure other than an amended Form 4 report filed by Thomas C. Dolan in connection with stock option exercises in February 2006 and one report on Form 4 by each of Patrick F. Dolan and Brian Sweeney reporting a grant of restricted stock which was filed after the required filing date.

Code of Business Conduct and Ethics
The Company’s Board of Directors has adopted a Code of Business Conduct and Ethics for our directors, officers and employees. A portion of this Code of Business Conduct and Ethics also serves as a code of ethics for our senior financial officers. Among other things, this Code of Business Conduct and Ethics covers conflicts of interest, disclosure responsibilities, legal compliance, confidentiality, corporate opportunities, fair dealing, protection and proper use of assets and equal employment opportunity and harassment. The full text of the code is available on the Company’s website at www.cablevision.com. A copy may be obtained, without charge, by writing to Cablevision Systems Corporation, Corporate Secretary, 1111 Stewart Avenue, Bethpage, New York 11714.
Stockholder Nominations
No material changes have been made to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.
Audit Committee
The Company has a standing audit committee of the board of directors. The current members of the audit committee are Messrs. Reifenheiser (Chairman), Ryan and Tese. Messrs. Hochman and Oristano were previously members of the Audit Committee until their resignation from the Audit Committee in September 2006. The primary purposes of our Audit Committee are (a) to assist the Board in its oversight of (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) our independent registered public accounting firm’s qualifications and independence, and (iv) the performance of our internal audit function and independent registered public accounting firm; (b) to appoint, retain or terminate the Company’s independent registered public accounting firm and to pre-approve all audit, audit-related and other services, if any, to be provided by the independent registered public accounting firm; and (c) to prepare any report of the Audit Committee required by the rules and regulations of the Securities and Exchange Commission for inclusion in our annual proxy statement. Each member of the Audit Committee is independent as defined under the rules of both the New York Stock Exchange and the Securities and Exchange Commission. The Board of Directors has determined that each member of the Audit Committee is financially literate and has accounting or related financial management expertise, as such qualifications are defined under the rules of the New York Stock Exchange, and that Thomas V. Reifenheiser, Chairman of the Audit Committee, is an “audit committee financial expert” within the meaning of the rules of the Securities and Exchange Commission.
Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Overview of Executive Compensation Program
Our executive compensation program is administered by our Compensation Committee. The responsibilities of the Compensation Committee are set forth in its charter. Among other responsibilities, the Compensation Committee (1) establishes our general compensation philosophy and oversees the development and implementation of compensation programs; (2) reviews and approves goals and objectives relevant to the compensation of our Chief Executive Officer, evaluates his performance in light of those goals and determines and approves his compensation level based on this evaluation; (3) makes recommendations to the Board regarding the compensation of executive officers other than our Chief Executive Officer and (4) oversees the administration of our stockholder-approved incentive plans. For more information about the Compensation Committee, please see “Board of Directors and Committees — Committees — Compensation Committee.”
Compensation Consultant
In accordance with its charter, the Compensation Committee has the authority to engage outside consultants to assist in the performance of its duties and responsibilities. The Compensation Committee uses a compensation consultant to assist the Compensation Committee in determining whether the elements of the Company’s executive compensation program are reasonable and consistent with the Company’s objectives. The compensation consultant advises the Compensation Committee on designing the executive compensation program and the reasonableness of individual compensation awards. The compensation consultant reports directly to the Compensation Committee, although the compensation consultant meets with members of management from time to time for purposes of gathering information on management proposals and recommendations to be presented to the Compensation Committee.
In July 2005, the Compensation Committee engaged Mercer Human Resource Consulting, Inc. to serve as the Compensation Committee’s compensation consultant, assist the Compensation Committee with its responsibilities under its charter, help reassess the Company’s existing executive compensation programs and assist the Compensation Committee in proposing, developing and implementing any appropriate changes or additions to the executive compensation program. We refer to this assessment as the “2006 Total Compensation Review.”
In April 2006, the representative from Mercer who had been working most closely with the Compensation Committee left Mercer to join Executive Compensation Advisors, a Korn/Ferry company (“ECA”). After a transition period in which both Mercer and ECA acted as compensation consultants, the Compensation Committee transitioned from Mercer to ECA, which has continued to serve as the Compensation Committee’s compensation consultant.
In December 2006, the Compensation Committee asked ECA to conduct a review of 2006 executive compensation and assist the Compensation Committee in determining compensation programs and decisions for 2007.
Role of Executives in Compensation
The Compensation Committee reviews the performance and compensation of the Chief Executive Officer and the Chairman and, following discussions with its compensation consultant, establishes each of their compensation. The Chief Executive Officer makes recommendations regarding the compensation of the Vice Chairman and the Chief Operating Officer to both the Compensation Committee and its compensation consultant. In connection with the remaining executive officers and certain other senior executives, the Chief Executive Officer, the Vice Chairman and the Chief Operating Officer make recommendations to both the Compensation Committee and its compensation consultant. In addition, these officers assist the Compensation Committee and its compensation consultant in determining the Company’s core peer group and the peer group comparisons, as described below. Other members of management provide support to the Compensation Committee as needed. Based upon a review of performance and historical compensation, recommendations and information from members of management, and discussions with its compensation consultant, the Compensation Committee determines and approves compensation for the executive officers and certain other senior executives, and makes recommendations to the full Board.
Executive Compensation Program Objectives and Philosophy
The Company is one of the nation’s leading entertainment and telecommunications companies. The Company is the fifth largest cable operator in the United States, based on the number of basic video subscribers, and also operates cable programming networks, sports and entertainment businesses and telecommunications companies. As of December 31, 2006, the Company served approximately 3.1 million basic video subscribers, approximately 2.0 million high-speed Internet access subscribers and approximately 1.2 million Internet phone subscribers, in and around the New York metropolitan area. We believe that our cable television systems comprise the largest metropolitan cluster of cable television systems under common ownership in the United States (measured by number of basic video subscribers). In addition, the Company owns interests in and manages numerous national and regional programming networks, the Madison Square Garden sports and entertainment businesses and cable television advertising sales companies, and also provides voice and high-speed Internet services to the business market. We operate our businesses in an increasingly competitive, highly regulated, rapidly changing and complex technological environment. We strive to remain competitive by developing new and advanced products and services and continuously improving our offerings.
In accordance with our view of the Company’s business landscape, the Company places great importance on its ability to attract, retain, motivate and reward experienced executives who can continue to achieve strong financial and stock performance. The Company strives to do so by developing executive compensation policies and programs that are consistent with, explicitly linked to, and supportive of the strategic objectives of growing the Company’s businesses and maximizing stockholder value. Our named executive officers, who are the five executive officers listed in the tables under “Executive Compensation Tables” below, have a combined total of more than 150 years of service in the cable and telecommunications industries with the Company and other companies. The amount of compensation for the named executive officers, as well as our other executive officers, reflects their superior management experience, continued high performance and exceptional careers of service to the Company. The Compensation Committee seeks to offer both short-term and long-term incentive compensation programs that will provide competitive compensation, drive Company performance and encourage executive retention.
The following principles describe the key objectives of our executive compensation program:
•	First, the majority of compensation for the Company’s executive officers and certain other senior executives should be at risk and based on the performance of the Company, so that actual compensation levels depend upon the Company’s actual performance as determined by the Compensation Committee.

•	Second, over time, incentive compensation of the Company’s executive officers and certain other senior executives should focus more heavily on long-term rather than short-term accomplishments and results.

•	Third, equity-based compensation should be used to align executive officers with the stockholders’ interests.

•	Fourth, the overall executive compensation program should be competitive, equitable and structured so as to ensure the Company’s ability to attract, retain, motivate and reward the talented executives who are essential to the Company’s continuing success. Total direct compensation, rather than individual compensation elements, is the Compensation Committee’s focus in providing competitive compensation opportunities.
In formulating the executive compensation program, the Compensation Committee seeks to fulfill these objectives by maintaining appropriate balances between (1) short-term and long-term compensation, (2) cash and equity components, and (3) performance-based and non-performance-based compensation.
Compensation Practices and Policies
Employment Agreements
We have written employment agreements with each of our named executive officers. For a description of the terms and provisions of the employment agreements of the named executive officers, see “Employment Agreements.”
Performance Objectives
As described below under “– Elements of In-Service Compensation”, the Company grants performance-based cash incentives as important elements of executive compensation. Generally, the performance metrics for the incentives have been based on net revenues and on adjusted operating cash flow, which we also refer to as “AOCF”, a non-GAAP financial measure, defined as operating income (loss) before depreciation and amortization (including impairments), stock plan income or expense and restructuring charges or credits. The Company considers these performance measures to be key measures of the Company’s operating performance. At the time of grant of an award, the performance measures used may contemplate certain potential future adjustments and exclusions.
Tally Sheets
The Compensation Committee has reviewed tally sheets setting forth all components of compensation payable, and the benefits accruing, to the named executive officers and certain other senior executives for the completed fiscal year, including all cash compensation, perquisites and the current value of outstanding equity-based awards. The tally sheets also set forth potential payouts to the named executive officers and certain other senior executives upon various types of termination. The Compensation Committee considers the information presented in the tally sheets in determining future compensation.
Benchmarking
As part of the 2006 Total Compensation Review, Mercer assisted the Compensation Committee in (1) determining a peer group to be used for competitive comparisons, (2) assessing executive compensation in comparison with the peer group and in light of the Company’s performance, and (3) reviewing the Company’s equity and cash-based executive incentive programs, taking into account evolving market trends. The Compensation Committee reviewed and compared several elements of compensation from a core peer group of companies in the same general industry or industries as the Company as well as companies of similar size and business mix to evaluate the competitiveness and appropriateness of our compensation program. The Compensation Committee, with the assistance of Mercer, selected the companies that would comprise the core peer group in 2006, which were Comcast Corporation, Qwest Communications International Inc., DIRECTV Group, Inc., Clear Channel Communications, Inc., Alltel Corporation, Liberty Media Corporation, EchoStar Communications Corporation, Charter Communications Inc., IDT Corporation, The E.W. Scripps Company, Univision Communications Inc., Mediacom Communications Corporation and Insight Communications Company, Inc. Because we also compete for executives with larger, more diversified companies, the Compensation Committee also considered a supplemental reference group that included Verizon Communications Inc., Time Warner Inc., SBC Communications Inc. (pre-merger with AT&T Corp.), The Walt Disney Company, Viacom Inc. (pre-split up) and News Corporation. The Compensation Committee determined that the core peer group represented an appropriate benchmark for the competitive market for our senior executive talent, and the supplemental reference group provided an additional relevant point of reference. The core peer group is a broader group of companies than the companies included in the peer group for the stock performance graph contained in our Annual Report on Form 10-K.
In connection with the 2006 Total Compensation Review, Mercer presented to the Compensation Committee a comparison of base salary, target bonus, total cash compensation (defined as base salary plus target bonus), long-term incentives and total direct compensation (defined as total cash compensation plus the annualized value of long-term incentives) with the median, 75th percentile and 90th percentile of the core peer group and also compared compensation levels with the supplemental reference group, all as reported in each company’s 2005 proxy statements. In the analysis, it was noted that there was limited market information regarding the role and compensation of executive chairmen. The Compensation Committee considered that the Company’s founder and Chairman, Mr. Charles F. Dolan, continues to play a unique and important role in setting the strategic direction of the Company, in addition to his role on the Board. The Compensation Committee determined to exclude the Company’s Chairman, Mr. Charles F. Dolan, from these comparisons with the five most highly paid officers of the members of the core peer group. The Compensation Committee concluded that an appropriate general guideline for Mr. Dolan’s target total direct compensation for 2006 was at the same level as the target total direct compensation of the Chief Executive Officer of the Company.
In addition, Mercer presented to the Compensation Committee a comparison of the Company’s performance with the performances of the members of the core peer group and the supplemental reference group and industry-wide performance levels. Mercer believed that direct compensation comparisons with the core peer group were appropriate since the Company competes directly with the core peer group for executive-level talent.
Based on the 2006 Total Compensation Review, the Compensation Committee set a general guideline for target total direct compensation, over time, at a range from the median to the 75th percentile of the core peer group, reserving for the Compensation Committee the flexibility to recognize differences by individual. The Compensation Committee believed that this range was appropriate in light of the dynamics, diversity, complexities and competitive nature of the Company’s businesses as well as the Company’s performance. Actual total direct compensation could fall above or below the guideline because the Compensation Committee considered other factors such as historical practice, experience, performance and length of service in determining total direct compensation. The Compensation Committee believed that the guideline for target total direct compensation provided a useful point of reference, along with the other factors described above, in administering the Company’s executive compensation program.
While the range for total direct compensation as described above was an overall goal to be achieved over time, the total direct compensation proposed for 2006 for Mr. James L. Dolan was within the targeted range, the total direct compensation proposed for 2006 for Messrs. Ratner and Rutledge was above the 75th percentile and the total direct compensation proposed for 2006 for Mr. Huseby was below the 50th percentile. After giving effect to the actual bonuses paid for 2006 (as set forth in the Summary Compensation Table under “Executive Compensation Tables” and discussed below under “ – Elements of In-Service Compensation – Annual Incentives”), the actual 2006 total direct compensation for Messrs. James L. Dolan, Ratner and Rutledge was above the 75th percentile and the actual 2006 total direct compensation for Mr. Huseby was at the 50th percentile, which was in the targeted range.
Elements of In-Service Compensation
Our executive compensation program consists of three principal elements, each of which is important to the Company’s desire to attract, retain, motivate and reward highly-qualified executives. The three principal compensation elements are base salary, annual cash incentives and long-term incentives. In addition, each executive officer is also eligible to receive certain benefits, which are generally provided to all other eligible the Company’s employees, and certain perquisites described below.
A significant percentage of total direct compensation is allocated to incentive compensation in accordance with the Compensation Committee’s philosophy as described above. The Compensation Committee reviews historical Company compensation and other information provided by its compensation consultant and other factors such as experience, performance and length of service to determine the level and mix of compensation for executive officers, by position and grade level, that the Compensation Committee has deemed appropriate. For 2007, the Compensation Committee implemented new allocation practices relating to long-term incentives. See “ – Long-Term Incentives.”
Base Salaries
The Compensation Committee is responsible for setting the base salaries of the named executive officers and certain other senior executives. Base salaries for these executives have been set at levels that are intended to reflect the competitive marketplace in attracting and retaining quality executives. Each of the employment agreements of the named executive officers contains a minimum base salary level. For information regarding these minimum base salary levels, please see “Employment Agreements” below. The Compensation Committee currently reviews the salaries of the named executive officers no less frequently than on an annual basis. The Compensation Committee evaluates each executive’s performance, experience and grade level and may increase executive salaries. Based on their performance and in accordance with the terms of the employment agreements, the Compensation Committee, in its discretion, has increased base salaries for the named executive officers over time. The base salaries for the named executive officers in 2006 are set forth in the Summary Compensation Table under “Executive Compensation Tables” below.
Annual Incentives
Under our executive compensation program, annual incentive awards, or bonuses, are made to executive officers and other members of management. For the named executive officers and other individuals that the Compensation Committee determines may be covered by Section 162(m) of the Internal Revenue Code, as amended, bonuses were granted under the Executive Performance Incentive Plan (“EPIP”), a stockholder-approved plan. For all other members of management, bonuses were granted under a management performance incentive program (“MPIP”) administered by the Compensation Committee. For awards in 2007 and going forward, annual incentive awards for the named executive officers and certain other individuals that the Compensation Committee determines may be covered by Section

162(m) will be made under the 2006 Cash Incentive Plan (“CIP”), which was approved by stockholders at the 2006 annual meeting and which has replaced the EPIP.
Annual incentive awards are designed to link directly executive compensation to the Company’s performance and provide incentives and rewards for excellent business performance during the year. Each bonus-eligible employee is assigned a target bonus of a percentage of that employee’s annual base salary. The target bonuses are determined based upon the applicable employee’s position, grade level, responsibilities, and historical and expected future contributions to the Company. In addition, each of the employment agreements of the named executive officers other than Mr. Charles F. Dolan contains a minimum target bonus level. For information regarding these minimum target bonus levels, please see “Employment Agreements” below. The Compensation Committee currently reviews the target bonus levels of the named executive officers no less frequently than on an annual basis. The Compensation Committee evaluates each executive’s performance, experience and grade level and may adjust executive target bonus levels accordingly. Based on their performance and in accordance with the terms of the employment agreements, the Compensation Committee, in its discretion, has increased target bonus levels for the named executive officers over time. Target bonuses for 2006 were as follows: Mr. Charles F. Dolan — 150%; Mr. James L. Dolan — 150%; Mr. Ratner — 140%; Mr. Rutledge — 140%; Mr. Huseby — 80%.
The payment of annual incentive awards depends on the extent to which the Company achieves performance objectives established by the Compensation Committee. For 2006, under the EPIP, if the Company achieved a target rate of growth in AOCF as compared to 2005, each named executive officer would be eligible to receive payment of an annual incentive award equal to the lesser of $5 million and two times his target bonus, subject to the Compensation Committee’s discretion to reduce the award. In general, under the EPIP, regardless of whether the Company achieves, exceeds or fails to achieve its target metrics, the Compensation Committee has the discretion only to decrease target bonuses if the Company wishes to preserve the Section 162(m) deduction. The Compensation Committee established MPIP performance metrics that varied depending upon the eligible employee’s specific business unit. These performance objectives related to items such as net revenues, AOCF, subscribers, revenue generating units, advertising revenue, capital expenditures and other division-specific strategic and operating metrics. For other executive officers and other individuals who hold corporate positions at the Company, the MPIP metrics were based on a weighted average of the comparisons of all of the business units’ performances against their respective performance objectives. Bonuses awarded under the MPIP may also be adjusted for recipients’ individual performances. To the extent the Company exceeds the MPIP performance metrics, employees may receive payments greater than their target bonuses.
For the named executive officers, in assessing actual performance against the objectives for 2006, the Compensation Committee reviewed the performance of the Company in 2006 and determined that the EPIP target growth in AOCF had been exceeded. The Compensation Committee also reviewed the performance of the Company’s individual business units and information regarding estimated bonus amounts for the named executive officers had they been eligible under the MPIP. Based upon their assessment and review, the Compensation Committee used its discretion under the EPIP to decrease annual incentive awards for the named executive officers to the amounts that they would have received had they participated in the MPIP. The amounts of annual incentive awards for the named executive officers for performance in 2006 are set forth in the Summary Compensation Table under “Executive Compensation Tables” below.

Long-Term Incentives
Based on the 2006 Total Compensation Review, our executive compensation program was redesigned to reduce the number and complexity of our long-term incentives, while continuing to achieve the objectives of our program (as described above under “Executive Compensation Program Objectives and Philosophy”). Our core long-term incentive program in 2006 consisted of three elements: stock options, restricted stock and cash performance awards. These long-term incentives were awarded to members of management based upon each individual’s grade level. We believed that a combination of stock options and restricted stock would provide the named executive officers with an incentive to improve the Company’s stock price performance and a direct alignment with stockholders’ interests, as well as a continuing stake in the long-term success of the Company. The cash performance awards also would provide strong incentives for the executives to help the Company achieve specific long-term financial objectives. In addition, because these equity and cash awards would vest over time, we believed these awards would provide strong incentives for the executives to remain with the Company.
Grants of long-term incentives are made under stockholder-approved plans. Prior to 2006, restricted stock, stock options and stock appreciation rights awards were granted under our 1996 Amended and Restated Employee Stock Plan, which expired by its terms in February 2006. This plan has been replaced by our 2006 Employee Stock Plan, which was approved by stockholders at our annual meeting in May 2006. Cash awards have been made under our Long-Term Incentive Plan, which was replaced by the CIP in May 2006.
As described above under “ – Compensation Practices and Policies – Other,” our goal is to make annual grants of the elements of our long-term incentive program to eligible employees after the public announcement of our annual financial information. In 2006, because of the early expiration of our previous equity plan, grants of equity awards were delayed until our 2006 Employee Stock Plan was approved by stockholders. Performance awards were granted in March 2006 and restricted stock and stock option awards were made in June 2006. For 2007 and going forward, we expect that under the current executive compensation program long-term incentives will be granted following the filing of our Annual Report on Form 10-K, with any grants for new eligible employees hired after annual grants but prior to October 1 of each year to be made in October.
Stock Options
Under our executive compensation program, annual grants of stock options have been made to the named executive officers and certain other senior executives. Each stock option is required to be granted with an exercise price no less than the closing price of Class A common stock on the date of grant. Stock options will have value only if, and to the extent that, the price of Class A common stock on the date the stock option is exercised exceeds this exercise price. Generally, the stock options vest over three years in 33-1/3% annual increments and will expire 10 years from the grant date. Information regarding stock option awards to the named executive officers in 2006 is set forth in the Summary Compensation Table and the Grants of Plan-Based Awards Table under “Executive Compensation Tables” below. More information regarding other stock option grants to the named executive officers appears in the Outstanding Equity Awards at Fiscal Year-End Table under “Executive Compensation Tables” below.

Restricted Stock
Under our executive compensation program, annual grants of restricted stock are made to executive officers and other members of management. An award of restricted stock provides the recipient with a specified number of shares of Class A common stock as long as the recipient remains employed by the Company through the date that the restrictions lapse. Under the executive compensation program, restricted stock awards will generally vest in their entirety on the third anniversary of the date of grant as long as the recipient is continuously employed. Grants of restricted stock made prior to 2006 generally will vest at the end of a four-year period, subject to certain limited exceptions. The executive compensation program contemplates a three-year vesting period in order to conform the vesting periods of each type of long-term incentive being granted under the redesigned program. Information regarding restricted stock awards for the named executive officers in 2006 is set forth in the Summary Compensation Table and the Grants of Plan-Based Awards Table under “Executive Compensation Tables” below. More information regarding other restricted stock grants for the named executive officers appears in the Outstanding Equity Awards at Fiscal Year-End Table under “Executive Compensation Tables” below.
Performance Awards
The current executive compensation program contemplates annual grants of three-year performance awards to executive officers and other members of management to be earned on the basis of long-term performance relative to pre-established financial goals. The Compensation Committee sets the performance objectives for each award in the first quarter of the year of grant. Each recipient will be eligible to receive a specified dollar amount, depending on the employee’s grade level, to the extent that the performance objectives are achieved.
The performance awards granted in 2006 will be payable in the first quarter of 2009 if the Company achieves specified targets of net revenues and AOCF in the year ending December 31, 2008. The target levels of net revenues and AOCF were derived from the Company’s five-year plan presented to the Board in connection with the Company’s 2006 annual budget. These targets were intended to measure ongoing operating performance of the Company and are subject to adjustments for acquisitions and dispositions and also exclude the impact of the Company’s VOOM HD Networks. In determining achievement of the 2006 performance awards, each performance measure is weighted equally. The awards provide for a potential payout on a sliding scale such that the actual payment may range from zero to two times the specified target amount of each award, depending on the extent to which each objective is achieved or exceeded. If the Company does not achieve threshold levels of performance, the award does not provide for any payment. If the Company exceeds threshold levels but does not achieve the targeted rates, or if the Company achieves one target but not both, the award provides for partial payments. In addition, if results exceed the desired targets, recipients will be rewarded for the exceptional performance. If the Company exceeds its targets, the payment may reach 200% of the specified target amount of the award. Performance awards for the named executive officers granted in 2006 are set forth in the Grants of Plan-Based Awards Table under “Executive Compensation Tables” below.
In 2005, the Company granted two-year and three-year performance awards. The two-year awards were granted to Messrs. James L. Dolan, Ratner and Rutledge. These awards were intended to compensate the three named executive officers for contractual commitments under their employment agreements that contemplated grants of three-year performance awards in 2004, which had not been made. The three-

year performance awards were granted to all executive officers and other members of management. The two-year performance awards were payable in the first quarter of 2007 if the Company achieved specified targets in both net revenues and AOCF during 2006 as compared to 2004. The three-year performance awards will be payable in the first quarter of 2008 if the Company has achieved specified targets in both net revenues and AOCF during 2007 as compared to 2004. The target rates for net revenues and AOCF for each of the two-year awards and the three-year awards were derived from the Company’s five-year plan presented to the Board in connection with the Company’s 2005 annual budget. These targets were intended to measure ongoing operating performance of the Company and are subject to adjustment for dispositions and also exclude the impact of the Company’s VOOM satellite distribution and high-definition programming businesses. In determining achievement of the 2005 awards, both performance measures must be satisfied. These awards do not contain a sliding scale for payout. If the Company does not achieve both performance targets, the terms of the award do not provide for any payment; if the Company achieves or exceeds both targets, the target amount of the award will be payable. In the event that the Company does not achieve the performance targets, the Compensation Committee, in its sole discretion, can provide for payment.
Because the targets for all performance awards have been derived from the Company’s confidential five-year strategic plans, which are not disclosed publicly for competitive reasons, we do not believe it is appropriate to disclose specific numerical targets. Disclosure of these targets could provide information that could lead to competitive harm. We believe that our five-year plans, and consequently the targets set for the performance awards, are ambitious and reflect desired above-market performance. In determining the threshold levels of performance, the Compensation Committee considered, among other factors, the Company’s five-year plan and the degree of difficulty in achieving the targets, including a comparison of the five-year plan with analysts’ published projections of our growth as well as of some of our competitors. At the time that the Compensation Committee set the targets for the performance awards, they believed these targets reflected performance that would be difficult, but not impossible, to achieve. Currently, we believe that these targets for the 2005 three-year performance awards and the 2006 performance awards are achievable, although there can be no assurance that this will occur.
In February 2007, the Compensation Committee determined that the Company had achieved the target objectives for the period ended December 31, 2006 and authorized the payment of the 2005 two-year performance awards. In making this determination, the Compensation Committee made certain adjustments and related interpretations. The two-year performance awards were paid to Messrs. James L. Dolan, Ratner and Rutledge on March 1, 2007. The amounts of these awards are set forth in the Summary Compensation Table under “Executive Compensation Tables” below. No other named executive officer received payments under performance awards for 2006 performance.
Long-Term Incentive Program Revisions
In 2007, our long-term incentive program was redesigned to simplify further our long-term incentives, while continuing to achieve the objectives of our program. For 2007, our long-term incentive program will consist only of restricted stock and cash performance awards. These long-term incentives will be awarded to members of management based upon each individual’s grade level. In addition, the Compensation Committee revised its allocation practices relating to long-term incentives. The named executive officers and certain other senior executives will receive 40% of the value of their total long-term incentive award in restricted stock and 60% of the value of their total long-term incentive award as cash performance awards. Other executive officers and members of management will receive 50% of the value of their total long-term incentive award in restricted stock and 50% of the value of their total long-term incentive award as cash performance awards.

Other Types of Awards in Prior Years
In the past we have issued other types of long-term incentives to our executive officers and other members of management, such as performance-based stock options, stock appreciation rights, performance retention awards and deferred compensation awards. The executive compensation program approved in 2007 contemplates, going forward, grants of only two types of long-term incentives: restricted stock and cash performance awards, as described above.
Under our former executive compensation program, in 2005, the Company granted both two-year and three-year performance options to the named executive officers and certain other senior executives. Each performance option was granted with an exercise price equal to the closing price of Class A common stock on the date of grant, and would have value only if, and to the extent that, the price of Class A common stock on the date the option is exercised exceeds this exercise price. The performance options vest on a specific date (two or three years after the grant date, as applicable) if the Company achieves targeted levels of net revenue and AOCF in the performance period. The target levels of net revenues and AOCF for each of the two-year awards and the three-year awards were derived from the Company’s five-year plan presented to the Board in connection with the Company’s 2005 annual budget. These targets were intended to measure ongoing operating performance of the Company; the targets exclude the operating results of businesses being sold at the time of grant and are subject to adjustment for acquisitions, dispositions or any other factors the Compensation Committee deems appropriate. Each performance measure is weighted equally in determining the number of options that will vest. The grant provides for vesting on a sliding scale such that the number of options vesting may range from a minimum of zero to a maximum of the target amount of the award, depending on the extent to which the Company achieves each performance objective. If the Company does not achieve threshold levels of acceptable performance, none of the options will vest. If the Company achieves or exceeds its target rates, the total amount of the options awarded will vest on the specified vesting date.
Because the targets for the performance options were derived from the Company’s confidential five-year strategic plans, which are not disclosed publicly for competitive reasons, we do not believe it is appropriate to disclose specific numerical targets. We believe that our five-year plans, and consequently the targets set for the performance options, are ambitious and reflect desired above-market performance and disclosure of these targets could cause competitive harm. In determining the threshold levels of performance, the Compensation Committee considered, among other factors, the Company’s five-year plan and the degree of difficulty in achieving the targets, including a comparison of the five-year plan with analysts’ projections of our growth as well as of some of our competitors. At the time that the Compensation Committee set the targets for the performance options, they believed these targets reflected performance that would be difficult, but not impossible, to achieve. Currently, we believe that these targets for the three-year performance options are achievable, although there can be no assurance that this will occur.
In connection with the two-year performance options, in March 2007, the Compensation Committee determined that the Company had achieved the target objectives for the period ended December 31, 2006. In making this determination, the Compensation Committee made certain adjustments and related interpretations. As a result, the two-year performance options will vest in accordance with their terms in October 2007. More information regarding grants of performance options for the named executive officers appears in the Outstanding Equity Awards at Fiscal Year-End Table under “Executive Compensation Tables” below.

Under our former executive compensation program, grants of stock appreciation rights, or “SARs”, were made to the executive officers and other members of management. Stock appreciation rights are the right to receive the appreciation in the value of Class A common stock over a specified period of time. Upon exercise of a SAR, the award recipient will receive an amount of cash, common stock or a combination of cash and common stock equal to the amount of the appreciation. Historically, the Company granted SARs in tandem with options. Each SAR was required to be granted with an exercise price no less than the closing price of a share of Class A common stock on the date of grant; for a tandem SAR, the exercise price is equal to the exercise price per share of the related option. Generally the SARs vest over three years in 33-1/3% annual increments and expire 10 years from the grant date. More information regarding SAR grants for the named executive officers appears in the Outstanding Equity Awards at Fiscal Year-End Table under “Executive Compensation Tables” below.
Under our former executive compensation program, the Company granted performance retention awards to executive officers and certain other members of management in accordance with a Senior Executive Performance Retention Program, as amended and restated, established by the Compensation Committee under the Long-Term Incentive Plan. The purpose of this program was to attract, retain and motivate senior executives. Under the program, recipients will generally be entitled to receive lump-sum payment of their awards on the seventh anniversary of the date of grant if the Company achieves 5% growth in consolidated gross revenues in any year after the year in which the award was granted. In 2000, each of Messrs. James L. Dolan and Ratner received a performance retention award of $3,000,000. In 2002, Mr. Rutledge received a performance retention award of $3,000,000. In March 2007, the Compensation Committee determined that the target objective has already been achieved. We expect that Messrs. James L. Dolan and Ratner will receive payment of their awards in September 2007 and Mr. Rutledge will receive payment of his award in January 2009.
In addition, awards granted prior to July 2002 provided that the recipient could request an interest-free loan from the Company in an amount up to the total amount of the award prior to its vesting, subject to certain limitations. In particular, the loan was required to be secured by a first priority lien in favor of the Company on certain real property owned by the recipient. Effective July 30, 2002, the performance retention program was amended to eliminate the ability to obtain these loans. Messrs. James L. Dolan and Ratner have had $3,000,000 loans outstanding since prior to July 30, 2002. These loans become due upon any payment of the award or earlier under certain circumstances.
Our former executive compensation program also included special retention incentives called deferred compensation awards. Although the Company referred to these awards as “deferred compensation awards,” we do not believe that they constitute “deferred compensation” under Section 409A of the Internal Revenue Code. These awards were generally made to executive officers and other members of management. The purpose of these deferred compensation awards was to attract and retain senior executives. The named executive officers other than Charles F. Dolan received these awards in October 2004. In light of the uncertainty at that time involving a contemplated spin-off of Rainbow Media Enterprises, Charles F. Dolan and certain other members of management who were expected to be employed by Rainbow Media Enterprises after the proposed spin-off did not receive deferred compensation awards at that time. Because the Rainbow Media Enterprises spin-off did not ultimately occur, in order to treat these employees as other comparable employees had been treated, these individuals received deferred compensation awards in November 2005 with economics and vesting designed to give them the same economics and rights as if they had received these awards at the same time as the other recipients.

The deferred compensation awards contemplated an initial award amount for each recipient of $500,000. Each year, on the anniversary date of the award, the award amount grows by an additional amount equal to the lesser of 20% of the individual’s annual base salary in effect at that time and $150,000. In addition, the award amount is increased by quarterly interest, at an annual interest rate equal to the average of the one-year LIBOR fixed-rate equivalent for the ten business days immediately preceding October 1st of each year. The deferred compensation award will be paid in installments: 50% of the then-current award amount is payable on the fifth anniversary of the effective date of the award (October 2009 for the named executive officers), and the balance of the then-current award amount is payable on the seventh anniversary of the effective date (October 2011 for the named executive officers), so long as the recipient continues to be an employee of the Company through those dates. Information regarding the deferred compensation awards of the named executive officer is set forth in the Summary Compensation Table under “Executive Compensation Tables” below.
Benefits
Benefits offered to executive officers generally provide for retirement income and serve as a safety net against hardships that can arise from illness, disability or death.
The executive officers are eligible to participate in the same health and welfare benefit plans made available to the other benefits-eligible employees of the Company, including, for example, medical, dental, vision, life insurance and disability coverage. In addition to the standard life insurance available to all employees (based on a multiple of base salary, up to a $4,000,000 cap on the total amount of life insurance), the Company purchased whole life insurance policies for certain current and former senior executives of the Company, including Messrs. Charles F. Dolan, James L. Dolan and Ratner. The Company pays the premiums on each of these policies; the amount payable by the Company is limited to the aggregate amount of additional premiums, if any, necessary to fund fully the face amount of each policy. The policies provide coverage in the amount of the greater of three times the individual’s annual base salary as was in effect in 1996 or the death benefit provided under previous policies. Information regarding premiums paid by the Company is set forth in the Summary Compensation Table under “Executive Compensation Tables” below.
Savings Plans
Under the Cablevision CHOICE 401(k) Savings Plan, a tax-qualified retirement savings plan, participating employees, including executive officers, may contribute into their plan accounts a percentage of their eligible pay on a before-tax basis as well as a percentage of their eligible pay on an after-tax basis. In addition, after completion of one year of service, the Company matches 50% of the first 6% of eligible pay contributed by participating employees, subject to vesting limitations for the first five years of employment.
In addition, the Company offers an Excess Savings Plan, a non-qualified deferred compensation plan, to employees who are restricted by the applicable IRS annual compensation limitation and/or the pre-tax income deferral limitation. More information regarding the Excess Savings Plan is provided with the Nonqualified Deferred Compensation Table under “Executive Compensation Tables” below.
Matching contributions made by the Company under the 401(k) Plan and the Excess Savings Plan on behalf of the named executive officers are set forth in the Summary Compensation Table under “Executive Compensation Tables” below.

Cash Balance Plans
The Company maintains the Cablevision CHOICE Cash Balance Retirement Plan, a tax qualified defined benefit plan, for participating employees, including executive officers. Under the Company’s Excess Cash Balance Plan, a non-qualified deferred compensation plan, the Company provides additional benefits to employees who are restricted by the applicable IRS annual compensation limitation.
The Company’s Nonqualified Supplemental Benefit Plan provides actuarially determined pension benefits, among other types of benefits, for certain employees of the Company or its subsidiaries and affiliates who were previously employed by CSSC, L.L.C., which is wholly owned by Charles F. Dolan and his spouse. There are only two remaining active employees of the Company who accrue benefits under this plan, only one of whom is a named executive officer, Charles F. Dolan.
More information regarding the Cash Balance Plan, the Excess Cash Balance Plan and the Supplemental Benefit Plan is provided with the Pension Benefits Table under “Executive Compensation Tables” below.
Perquisites
The Company provides certain perquisites to all of its eligible employees, including executive officers. These perquisites include access to cable television, high-speed Internet and telephony services at no monthly cost to employees, including executive officers, living in the Company’s service area. Certain employees living outside the service area are eligible for reimbursement of their costs in purchasing similar services. The services provided vary depending on the grade level of the employee. The Company also provides access to purchase tickets to events at Company venues.
The Company also provides certain perquisites to executive officers as described below. The aggregate value of perquisites received by each of the named executive officers is set forth in the Summary Compensation Table under “Executive Compensation Tables” below.
Executive Security
In order to address the security concerns of the Company, we have established an executive security program for the protection of the named executive officers. Recommendations of a third party security expert have been implemented for office, home and travel, at the Company’s cost, to the extent approved by the Compensation Committee. Because certain of these costs can be viewed as conveying personal benefits to the named executive officers, they are reported as perquisites.
Car and Driver
In connection with our executive security program, Messrs. Charles F. Dolan and James L. Dolan each have a Company car and driver assigned to them on a full-time basis, which they are permitted to use for their personal use in addition to business purposes. In addition, certain executive officers and members of management have used Company cars and drivers on a limited basis for personal use.
To the extent employees use a Company car and driver for personal use, those employees are imputed compensation for tax purposes. For compensation reporting purposes, the benefit attributable to the personal use of Company cars is valued at a portion of the cost of the driver and car plus car maintenance, fuel and other related costs, based on an estimated percentage of use.
Aircraft
The Company owns and operates two passenger helicopters and leases and operates two jets to facilitate business travel of senior executives. In connection with our executive security program, it is recommended that the named executive officers use Company aircraft for all travel whenever practical.
Generally Messrs. Charles F. Dolan and James L. Dolan are permitted to use the helicopters and the jets for personal travel. In addition, certain other executive officers and other members of management are permitted to use the helicopters and the jets for personal travel upon the approval of the Chief Executive Officer. Personal use of the helicopters has primarily been for purposes of commutation.
To the extent any employee uses any of the aircraft for personal travel without reimbursement, they are imputed compensation for tax purposes. This personal use is valued at the Standard Industry Fare Level (SIFL) rates that are published biannually by the IRS. For compensation reporting purposes, we valued the incremental cost of the personal use of the aircraft as the variable costs incurred by the Company for each particular flight, less any amount actually reimbursed to the Company. The incremental cost of the use of the aircraft does not include any costs that would have been incurred by the Company whether or not the personal trip was taken, such as lease and insurance payments, pilot salaries and other overhead costs.
Starting in October 2006, in connection with any personal travel on Company jets (other than one personal trip for Charles F. Dolan that had been previously planned and approved), Charles F. Dolan and James L. Dolan have been required to reimburse the Company for the actual expenses of each specific flight at the maximum amount the Company legally may charge under Part 91 of the Federal Aviation Regulations.
Other
Generally, certain of the named executive officers have, from time to time, used the Company’s travel department to make their personal travel arrangements. For compensation reporting purposes, we valued the incremental cost of personal use of the travel department as a portion of the cost of the travel department employee(s) and related overhead, based on the time spent making the arrangements.
From time to time, when the Company hires new employees, the Company may agree to reimburse them for their relocation. Under Mr. Huseby’s employment agreement, in connection with his relocation from Colorado to New York, the Company agreed to reimburse him for certain expenses associated with his Colorado home as an incentive for Mr. Huseby to purchase a home in New York (which he did in June 2006), subject to the Company’s right to offset those expenses against any bonuses payable to him. Mr. Huseby’s bonus for 2006 was offset by the amount of his reimbursement.
From time to time, senior executives have access to tickets to sporting events and other entertainment at Company venues, at no cost.

Post-Termination Compensation
Our executives have helped build the Company into the successful enterprise that it is today and we believe that post-termination benefits are integral to the Company’s ability to attract and retain qualified executives.
Under certain circumstances, payments or other benefits may be provided to employees upon the termination of their employment with the Company. The amount and type of any payment or benefit will depend upon the circumstances of the termination of employment. These may include termination by the Company without cause, termination by the employee for good reason, other voluntary termination by the employee, retirement, death, disability, or termination following a change in control of the Company or following a going-private transaction. The definitions of “cause” and “good reason” vary among the different employment agreements with the named executive officers and the award agreements.
The award agreements regarding the various long-term incentives also address employment termination events, including the circumstances upon which vesting, payment and/or forfeiture of all or a portion of the long-term incentives may be accelerated. If an executive’s employment agreement refers to the treatment of any award upon a triggering event, the particular award agreement will not supersede the terms of the employment agreement.
Mr. Charles F. Dolan’s employment agreement provides for post-termination benefits only in the event of death or disability. In the employment agreements for Messrs. James L. Dolan, Ratner and Rutledge, severance benefits include, in addition to certain cash payments, the acceleration of long-term incentives. For Messrs. Charles F. Dolan and Huseby, the treatment of their long-term incentives in the event of termination is governed by the specific provisions of their award agreements.
The Cablevision CHOICE Severance Pay Plan provides for the discretionary payment of severance benefits under certain circumstances. Under the severance plan, the Company has discretion to determine (1) under what conditions severance benefits will be made available to any employee, (2) the type and amount of severance benefits to be paid or provided and for what period of time, (3) the manner and form in which severance benefits will be paid or provided to any employee and (4) any other terms and conditions for receiving severance benefits. All severance benefits payable under this severance plan would be conditioned on the employee executing a severance agreement with the Company, including any terms and conditions that the Company may require.
Under the Cablevision Systems Corporation Supplemental Life Insurance Premium Payment Policy, at all times following a change of control of the Company (as defined below under “Executive Compensation Tables – Termination and Severance – Award Agreements”), the Company would continue to pay on behalf of certain senior executives of the Company, including Messrs. Charles F. Dolan, James L. Dolan and Ratner, all premiums on life insurance policies purchased by the Company for these executive officers, up to the aggregate amount of additional premiums, if any, necessary to fund fully the face amount of each senior executive’s policy as in effect immediately prior to the change of control. This policy is also provided for in the employment agreements of Messrs. James L. Dolan and Ratner, as described below under “Employment Agreements.”
For a description and quantification of the severance and other benefits payable to each of the named executive officers under the different circumstances of termination, please see “Termination and Severance” under “Executive Compensation Tables” below.

Tax Deductibility of Compensation
Section 162(m) of the Internal Revenue Code, as amended, establishes a $1 million limit on the amount that a publicly held corporation may deduct for compensation paid to each of the named executives in a taxable year. This limitation does not apply to any compensation that is “qualified performance-based compensation” under Section 162(m), which is defined as compensation paid only if the individual’s performance meets pre-established objective goals based on performance criteria established under a plan approved by stockholders. Our short-term and long-term incentive compensation plans are generally designed to qualify for this exemption from the deduction limitations of Section 162(m) and to be consistent with providing appropriate compensation to executives.
From time to time, to the extent it deems appropriate, the Compensation Committee may make awards (or modifications to awards) that would not qualify for an exemption from Section 162(m). For example, the deferred compensation awards to executive officers and certain other members of management were not designed to be deductible under Section 162(m). These awards were specifically designed to encourage executive retention over a seven-year period and do not contain performance objectives. In addition, restricted stock that vests over time is not considered “performance-based” compensation under Section 162(m), so compensation realized upon the vesting of restricted stock awarded to the individual executive officers covered by Section 162(m) will not be deductible by the Company. In this regard, we expect that, for 2006, the amount of base salary in excess of $1 million for any named executive officer, plus any other annual compensation paid or imputed to each of the named executive officers covered by Section 162(m) that causes his non-performance-based compensation to exceed the $1 million limit, will not be deductible by the Company for federal income tax purposes.
Although it is the Company’s intent generally to qualify compensation for the exemption from the deduction limitations, we believe that it is in the best interests of the Company’s stockholders to allow the Compensation Committee the flexibility and discretion to design an appropriate executive compensation program so that the Company can attract, retain and motivate our executives, notwithstanding Section 162(m).
Other
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, in August 2006, the Company announced that a voluntary review of its past practices in connection with the grant of stock options and stock appreciation rights determined that the grant date and exercise price assigned to a number of its stock options and stock appreciation rights grants in the 1997-2002 period did not correspond to the actual grant date and the closing price of the Company’s common stock on the actual grant date. The review also found instances where options were awarded to individuals who were not employees on the actual date of the grant.
REPORT OF COMPENSATION COMMITTEE
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with management. Based on such review and discussions, we have recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s proxy statement and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for filing with the Securities and Exchange Commission.
Members of the Compensation Committee
Thomas V. Reifenheiser   John R. Ryan    Vincent Tese

EXECUTIVE COMPENSATION TABLES
The tables below reflect the compensation of the Company’s Chief Executive Officer and the four other most highly paid executive officers. See “Compensation Discussion and Analysis” for an explanation of our compensation philosophy and program.
Summary Compensation Table
The table below summarizes the total compensation paid to or earned by each of our named executive officers for the year ended December 31, 2006.

							Change in
							Pension
							Value and
						Non-Equity	Nonqualified
						Incentive Plan	Deferred
Name and				Stock	Option	Compensation	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	($)(5)	Earnings	Compensa-
Position	Year	($)(1)	($) (2)	($) (3)	($)(4)		($) (6)	tion ($)(7)	Total ($)
Charles F. Dolan Chairman	2006	$1,600,000	$0	$2,407,304	$2,816,350	$3,751,200	$286,279	$892,323	$11,753,456

James L. Dolan Chief Executive Officer and President	2006	$1,600,000	$0	$3,935,470	$2,634,796	$6,751,200	$125,574	$782,811	$15,829,851

Hank J. Ratner Vice Chairman	2006	$1,250,000	$0	$3,042,890	$2,379,853	$4,735,250	$78,365	$433,113	$11,919,471

Thomas M. Rutledge Chief Operating Officer	2006	$1,250,000	$0	$2,195,099	$2,139,218	$4,735,250	$90,747	$626,573	$11,036,887

Michael P. Huseby Executive Vice President and Chief Financial Officer	2006	$800,000	$0	$172,368	$313,699	$999,000 (8)	$50,329	$197,673	$2,533,069

(1)	For 2006, salaries paid to the named executive officers accounted for the following percentages of their total compensation: Mr. Charles F. Dolan — 14%; Mr. James L. Dolan — 10%; Mr. Ratner — 11%; Mr. Rutledge — 11%; and Mr. Huseby — 32%.

(2)	For 2006, the Company did not pay any discretionary bonuses or any bonuses based on performance metrics that were not pre-established and communicated to the named executive officers. The annual incentive awards for 2006 were performance-based and are disclosed in the Non-Equity Incentive Plan Compensation column.

(3)	This column reflects the dollar amount of expense recognized by the Company for financial statement reporting purposes in 2006 for restricted stock awards granted to the named executive officers in 2006 and prior years, as calculated under FAS 123R, without any reduction for risk of forfeiture. FAS 123R requires the Company to record share-based compensation expense for awards granted in 2006 as well as awards granted prior to, but not yet vested as of January 1, 2006. The assumptions used by the Company in calculating these amounts are set forth in Note 16 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(4)	This column reflects the dollar amount of expense recognized by the Company for financial statement reporting purposes in 2006 for stock options and stock appreciation rights awards granted to the named executive officers in 2006 and prior years, as calculated under FAS 123R, without any reduction for risk of forfeiture. FAS 123R requires the Company to record share-based compensation expense for awards granted in 2006 as well as awards granted prior to, but not yet vested as of January 1, 2006. The assumptions used by the Company in calculating these amounts are set forth in Note 16 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(5)	For Messrs. Charles F. Dolan and Huseby, this information reflects their annual incentive awards for performance in 2006. For Messrs. James L. Dolan, Ratner and Rutledge, this information reflects the sum of their annual incentive awards for performance in 2006 and performance awards granted in 2005 that were earned at the end of 2006 as follows: Mr. James L. Dolan, $3,751,200 and $3,000,000, respectively; Mr. Ratner, $2,735,250 and $2,000,000, respectively; and Mr. Rutledge, $2,735,250 and $2,000,000, respectively. For more information regarding these awards, please see “Compensation Discussion and Analysis – Elements of In-Service Compensation – Annual Incentive Awards” and “ – Long-Term Incentives — Performance Awards.”

(6)	This column represents, for each individual, the sum of the increase in his accumulated cash balance plan account and accumulated excess cash balance account. In addition, for Mr. Charles F. Dolan only, it also includes the increase in the lump sum value of the defined benefit plan portion of the Company’s Supplemental Benefit Plan. There were no above-market earnings on non-qualified deferred compensation. For more information regarding the named executive officers’ pension benefits, please see the Pension Benefits Table below.

(7)	The table below shows the components of this column:

	Supplemental	401(k)	Excess	Life	Imputed	Deferred
	Benefit	Plan	Savings	Insurance	Interest	Compensation
Name	Plan (a)	match	Plan (b)	Premiums	on Loans	Awards	Perquisites (f)	Total
		(b)		(c)	(d)	(e)
Charles F. Dolan	$44,000	$4,000	$44,000	$130,276	—	$179,070	$490,977	$892,323
James L. Dolan	—	$6,600	$41,400	$ 37,705	$139,500	$179,070	$378,536	$782,811
Hank J. Ratner	—	$6,600	$30,900	$ 9,248	$106,280	$179,070	$101,015	$433,113
Thomas M. Rutledge	—	—	$30,900	—	—	$179,070	$416,603	$626,573
Michael P. Huseby	—	—	—	—	—	$179,070	$18,603	$197,673

(a)	This column represents the allocation credited to Mr. Charles F. Dolan pursuant to the defined contribution portion of the Company’s Supplemental Benefit Plan.

(b)	These columns represents, for each individual, a matching contribution by the Company on behalf of such individual under the Company’s 401(k) Plan or Excess Savings Plan, as applicable.

(c)	This column represents amounts paid for premiums on whole life insurance policies purchased by the Company for Messrs. Charles F. Dolan, James L. Dolan and Ratner.

(d)	This column represents imputed interest on the $3,000,000 interest free loans made to each of Messrs. James L. Dolan and Ratner against their respective performance retention awards. See “Compensation Discussion and Analysis – Elements of In-Service Compensation – Long-Term Incentives – Other Types of Awards.”

(e)	This column represents, for each individual, the following amounts allocated under his respective deferred compensation award: a notional contribution of $150,000 and notional interest of $29,070. For more information regarding these deferred compensation awards, see “Compensation Discussion and Analysis – Elements of In-Service Compensation – Long-Term Incentives – Other Types of Awards.”

(f)	This column represents, for each individual, the following aggregate perquisites, as described in the table below. For more information regarding the calculation of these perquisites, please see “Compensation Discussion and Analysis – Elements of In-Service Compensation – Perquisites.”

Name	Car and Driver	Aircraft (I)	Other (II)	Total
Charles F. Dolan	$94,347	$381,497	$15,133	$490,977

James L. Dolan	$153,772	$201,475	$23,289	$378,536

Hank J. Ratner	*	$81,404	$18,267	$101,015

Thomas M. Rutledge	$13,135	$396,764	*	$416,603

Michael P. Huseby	*	*	$16,961	$18,603

*	Represents less than $10,000.

(I)	These amounts reflect the incremental cost of the personal use of the aircraft, which is determined as the variable costs incurred by the Company for each particular flight and does not include any costs that would have been incurred by the Company whether or not the personal trip was taken, such as lease and insurance payments, pilot salaries and other overhead costs. These amounts are net of amounts reimbursed to the Company by Messrs. Charles Dolan and James Dolan in 2006 for personal use of aircraft. See “Related Party Policy and Certain Transactions.” Messrs. Charles Dolan and James Dolan reimbursed the Company for the actual expenses of each specific flight at the maximum amount the Company legally may charge under Part 91 of the Federal Aviation Regulations.

(II)	This column includes the following components: (A) free cable television service, high speed Internet access and telephony service; (B) executive home security; and (C) use of the Company’s travel department to arrange for personal travel.
(8)	This number does not reflect the amount offset against Mr. Huseby’s bonus by the Company for reimbursement of certain relocation expenses.
Grants of Plan-Based Awards
The table below presents information regarding awards granted in 2006 to each named executive officer under the Company’s plans, including estimated possible and future payouts under non-equity incentive plan awards and other restricted stock and stock option awards. There were no performance-based equity awards granted in 2006.

							All Other
						All Other	Option		Grant Date Fair
			Estimated Future Payouts Under Non-			Stock	Awards:		Value of Stock
Name	Grant Date		Equity Incentive Plan Awards			Awards:	Number of	Exercise or	and Option
						Number of	Securities	Base Price of	Awards (1)
						Shares of	Underlying	Option
			Threshold	Target	Maximum	Stock or Units	Options	Awards
			($)	($)	($)	(#)	(#)	($/Sh)
Charles F. Dolan	3/17/06	(2)		$2,400,000	$4,800,000
	3/29/06	(3)	$1,200,000	$2,400,000	$4,800,000
	6/5/06	(4)				88,000			$1,804,880
	6/5/06	(5)					264,000	$20.51	$3,027,024
James L. Dolan	3/17/06	(2)		$2,400,000	$4,800,000
	3/29/06	(3)	$1,200,000	$2,400,000	$4,800,000
	6/5/06	(4)				88,000			$1,804,880
	6/5/06	(5)					264,000	$20.51	$3,027,024
Hank J. Ratner	3/17/06	(2)		$1,750,000	$3,500,000
	3/29/06	(3)	$800,000	$1,600,000	$3,200,000
	6/5/06	(4)				73,300			$1,503,383
	6/5/06	(5)					220,000	$20.51	$2,522,520
Thomas M. Rutledge	3/17/06	(2)		$1,750,000	$3,500,000
	3/29/06	(3)	$800,000	$1,600,000	$3,200,000
	6/5/06	(4)				73,300			$1,503,383
	6/5/06	(5)					220,000	$20.51	$2,522,520
Michael P. Huseby	3/17/06	(2)		$640,000	$1,280,000
	3/29/06	(3)	$350,000	$700,000	$1,400,000
	6/5/06	(4)				14,700			$301,497
	6/5/06	(5)					44,000	$20.51	$504,504

(1)	This column reflects the full grant date fair value of the restricted stock and stock option awards granted to each named executive officer in 2006, as calculated under FAS 123R on the date of grant. The assumptions used by the Company in calculating these amounts are set forth in Note 16 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(2)	This row reflects the possible payouts with respect to grants of annual incentive awards under the Company’s Executive Performance Incentive Plan for performance in 2006. Each named executive officer is assigned a target bonus percentage and amount; there is no threshold amount for annual incentive awards. Under the terms of the awards, each named executive officer was eligible to receive up to two times his target bonus. The amounts of annual incentive awards actually paid for performance in 2006 are disclosed in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table above. For more information regarding the terms of these annual incentive awards, please see “Compensation Discussion and Analysis – Elements of In-Service Compensation – Annual Incentives.”

(3)	This row reflects the future payouts with respect to performance awards that were granted under the Company’s Long-Term Incentive Plan in 2006. Each performance award was granted with a target amount, subject to actual payment based on a sliding scale ranging from zero to two times the target amount. These performance awards will be payable in the first quarter of 2009 if the Company achieves specified performance targets in the year ending December 31, 2008. For more information regarding the terms of these performance awards, please see “Compensation Discussion and Analysis – Elements of In-Service Compensation – Long-Term Incentives – Performance Awards.”

(4)	This row shows the number of shares of restricted stock awarded in 2006. These grants of restricted stock, which were made under the Company’s 2006 Employee Stock Plan, are scheduled to vest in their entirety on the third anniversary of the grant date on June 5, 2009.

(5)	This row shows the number of shares that may be issued to the named executive officers upon exercise of stock options granted in 2006. These grants of stock options, which were made under the Company’s 2006 Employee Stock Plan, are scheduled to vest in equal annual installments over a three-year period: one-third on June 5, 2007; one-third on June 5, 2008; and one-third on June 5, 2009.

Outstanding Equity Awards at Fiscal Year-End
The table below shows (i) each grant of stock options that is still unexercised and outstanding and (ii) the aggregate number of shares of unvested restricted stock outstanding for each named executive officer, in each case as of December 31, 2006.

	Option Awards							Stock Awards
										Equity
										Incentive	Equity
										Plan	Incentive Plan
				Equity						Awards:	Awards:
				Incentive Plan						Number of	Market or
				Awards:						Unearned	Payout Value
	Number	Number of		Number of						Shares,	of Unearned
	of	Securities		Securities				Number of	Market Value	Units or	Shares, Units
	Securities	Underlying		Underlying				Shares or	of Shares or	Other	or Other
	Underlying	Unexercised		Unexercised				Units of Stock	Units of Stock	Rights That	Rights That
	Unexercised Options	Options		Unearned	Option		Option	That Have	That Have	Have Not	Have Not
	(#)	(#)		Options	Exercise Price		Expiration	Not Vested	Not Vested	Vested	Vested
Name	Exercisable	Unexercisable		(#)	($)		Date	(#)	($) (1)	(#)	($)
Charles F. Dolan								458,000 (2)	$13,043,840
	83,334				$20.78	(3)	6/25/2013
	166,666				$10.78	(3)	6/25/2013
	99,200	49,600	(4)		$15.51	(3)	10/1/2014
				74,400 (5)	$15.51	(3)	10/1/2014
	40,000	80,000	(6)		$15.51	(3)	11/8/2015
				60,000 (7)	$15.51	(3)	11/8/2015
		264,000	(8)		$20.51		6/5/2016

James L. Dolan								823,982 (9)	$23,467,007
	166,666				$10.78	(3)	6/25/2013
				74,400 (5)	$15.51	(3)	10/1/2014
	80,000	40,000	(10)		$10.46	(3)	10/1/2014
	40,000	80,000	(6)		$15.51	(3)	11/8/2015
				60,000 (7)	$15.51	(3)	11/8/2015
		264,000	(8)		$20.51		6/5/2016

	Option Awards								Stock Awards
												Equity
												Incentive	Equity
												Plan	Incentive Plan
					Equity							Awards:	Awards:
					Incentive Plan							Number of	Market or
					Awards:							Unearned	Payout Value
	Number		Number of		Number of							Shares,	of Unearned
	of		Securities		Securities				Number of		Market Value	Units or	Shares, Units
	Securities		Underlying		Underlying				Shares or		of Shares or	Other	or Other
	Underlying		Unexercised		Unexercised				Units of Stock		Units of Stock	Rights That	Rights That
	Unexercised Options		Options		Unearned	Option		Option	That Have		That Have	Have Not	Have Not
	(#)		(#)		Options	Exercise Price		Expiration	Not Vested		Not Vested	Vested	Vested
Name	Exercisable		Unexercisable		(#)	($)		Date	(#)		($) (1)	(#)	($)
Hank J. Ratner									623,330	(11)	$17,752,438
	4,009	(12)(13)				$6.88	(3)(13)	5/29/2008
	53,591	(13)				$16.78	(3)(13)	8/2/2009
	47,636	(13)(14)				$15.57	(3)(13)	5/31/2010
	50,000					$20.78	(3)	6/25/2013
	100,000					$10.78	(3)	6/25/2013
					62,000 (5)	$15.51	(3)	10/1/2014
	66,667		33,333	(15)		$10.46	(3)	10/1/2014
	33,334		66,666	(16)		$15.51	(3)	11/8/2015
					50,000 (7)	$15.51	(3)	11/8/2015
			220,000	(8)		$20.51		6/5/2016

Thomas M. Rutledge									455,762	(17)	$12,980,102
	38,334					$20.78	(3)	6/25/2013
	76,666					$10.78	(3)	6/25/2013
					62,000 (5)	$15.51	(3)	10/1/2014
	66,667		33,333	(15)		$10.46	(3)	10/1/2014
	33,334		66,666	(16)		$15.51	(3)	11/8/2015
					50,000 (7)	$15.51	(3)	11/8/2015
			220,000	(8)		$20.51		6/5/2016

Michael P. Huseby									34,700	(18)	$988,256
					12,400 (5)	$15.51	(3)	10/1/2014
	6,667		3,333	(19)		$10.46	(3)	10/1/2014
	3,334		6,666	(20)		$15.51	(3)	11/8/2015
					10,000 (7)	$15.51	(3)	11/8/2015
			44,000	(8)		$20.51		6/5/2016

(1)	Calculated using the closing price of Class A common stock on the New York Stock Exchange on December 29, 2006 of $28.48 per share.

(2)	This reflects (i) a grant of 250,000 shares of restricted stock made on June 25, 2003 that is scheduled to vest on June 25, 2007; (ii) a grant of 60,000 shares of restricted stock made on November 8, 2005 that is scheduled to vest on October 1, 2008; (iii) a grant of 60,000 shares of restricted stock made on November 8, 2005 that is scheduled to vest on November 8, 2009; and (iv) a grant of 88,000 shares of restricted stock made on June 5, 2006 that is scheduled to vest on June 5, 2009.

(3)	As a result of the special dividend paid in April 2006, stock options that had not vested by December 31, 2004 were adjusted to reduce their per share exercise price by the $10.00 amount of the special dividend. The per share exercise price of stock options that had vested by December 31, 2004 was not adjusted and the holders will receive the special dividend amount upon exercise. The table does not reflect any impact of the payment of the special dividend on those options that had vested by December 31, 2004.

(4)	These stock options, which, together with the 99,200 vested stock options, were granted on November 8, 2005, are scheduled to vest on October 1, 2007.

(5)	These performance stock options, which were granted on November 8, 2005, are scheduled to vest on October 1, 2007 since the applicable performance metrics have been achieved. For more information regarding performance options, please see “Compensation Discussion and Analysis – Elements of In-Service Compensation – Long-Term Incentives – Other Types of Awards.”

(6)	These stock options, which, together with the 40,000 vested stock options, were granted on November 8, 2005, are scheduled to vest in two equal installments on November 8, 2007 and 2008.

(7)	These performance stock options, which were granted on November 8, 2005, are scheduled to vest on November 8, 2008 if the applicable performance metrics are achieved. For more information regarding performance options, please see “Compensation Discussion and Analysis – Elements of In-Service Compensation – Long-Term Incentives – Other Types of Awards.”

(8)	These stock options, which were granted on June 5, 2006, are scheduled to vest in three equal installments on June 5, 2007, 2008 and 2009.

(9)	This reflects (i) 365,982 shares of restricted stock that were issued on March 10, 2003 in exchange for stock options and SARs that had an exercise price of more than $20.00 per share; these shares of restricted stock vested on March 10, 2007; (ii) a grant of 250,000 shares of restricted stock made on June 25, 2003 that are scheduled to vest on June 25, 2007; (iii) a grant of 60,000 shares of restricted stock made on October 1, 2004 that are scheduled to vest on October 1, 2008; (iv) a grant of 60,000 shares of restricted stock made on November 8, 2005 that are scheduled to vest on November 8, 2009; and (v) a grant of 88,000 shares of restricted stock made on June 5, 2006 that are scheduled to vest on June 5, 2009.

(10)	These stock options, which, together with the 80,000 vested stock options, were granted on October 1, 2004, are scheduled to vest on October 1, 2007.

(11)	This reflects (i) 191,298 shares of restricted stock that were issued on March 10, 2003 in exchange for stock options and SARs that had an exercise price of more than $20.00 per share; these shares of restricted stock vested on March 10, 2007; (ii) 108,732 shares of restricted stock that were issued on June 25, 2003 that are scheduled to vest on June 25, 2007; (iii) a grant of 150,000 shares of restricted stock made on June 25, 2003 that are scheduled to vest on June 25, 2007; (iv) a grant of 50,000 shares of restricted stock made on October 1, 2004 that are scheduled to vest on October 1, 2008; (v) a grant of 50,000 shares of restricted stock made on November 8, 2005 that are scheduled to vest on November 8, 2009; and (vi) a grant of 73,300 shares of restricted stock made on June 5, 2006 that are scheduled to vest on June 5, 2009.

(12)	This grant includes stock options to purchase 2,024 shares of Class A common stock and 1,985 SARs.

(13)	These grants reflect decreases in the exercise price and increases in the number of shares of Class A common stock to be purchased upon exercise as a result of the issuance of the Rainbow Media Group tracking stock in March 2001 and its conversion back into shares of Class A common stock in August 2002.

(14)	This grant includes stock options to purchase 23,818 shares of Class A common stock and 23,818 SARs.

(15)	These stock options, which, together with the 66,667 vested stock options, were granted on October 1, 2004, are scheduled to vest on October 1, 2007.

(16)	These stock options, which, together with the 33,334 vested stock options, were granted on November 8, 2005, are scheduled to vest in two equal installments on November 8, 2007 and 2008.

(17)	This reflects (i) 167,462 shares of restricted stock that were issued on March 10, 2003 in exchange for stock options that had an exercise price of more than $20.00 per share and the SARs that were issued in conjunction with those stock options; these shares of restricted stock vested on March 10, 2007; (ii) a grant of 115,000 shares of restricted stock made on June 25, 2003 that are scheduled to vest on June 25, 2007; (iii) a grant of 50,000 shares of restricted stock made on October 1, 2004 that are scheduled to vest on October 1, 2008; (iv) a grant of 50,000 shares of restricted stock made on

November 8, 2005 that are scheduled to vest on November 8, 2009; and (v) a grant of 73,300 shares of restricted stock made on June 5, 2006 that are scheduled to vest on June 5, 2009.

(18)	This reflects (i) a grant of 10,000 shares of restricted stock made on October 1, 2004 that are scheduled to vest on October 1, 2008; (ii) a grant of 10,000 shares of restricted stock made on November 8, 2005 that are scheduled to vest on November 8, 2009; and (iii) a grant of 14,700 shares of restricted stock made on June 5, 2006 that are scheduled to vest on June 5, 2009.

(19)	These stock options, which, together with the 6,667 vested stock options, were granted on October 1, 2004, are scheduled to vest on October 1, 2007.

(20)	These stock options, which, together with the 3,334 vested stock options, were granted on November 8, 2005, are scheduled to vest in two equal installments on November 8, 2007 and 2008.
Option Exercises and Stock Vested
During the year ended December 31, 2006, none of the named executive officers exercised any options and none of the restricted stock held by the named executive officers vested.
Pension Benefits
The table below shows the present value of accumulated benefits payable to each of our named executive officers, including the number of years of service credited to each named executive officer, under our defined benefit pension plans as of December 31, 2006.

		Number of Years	Present Value of	Payments During Last
		Credited Service (#)	Accumulated Benefit	Fiscal Year
Name	Plan Name	(1)	($) (2)	($)
Charles F. Dolan	Cablevision Nonqualified Supplemental Benefit Plan	21	$2,277,347

	Cablevision CHOICE Cash Balance Retirement Plan	9	$21,471	$39,302

	Cablevision CHOICE Excess Cash Balance Plan	6	$854,709

James L. Dolan	Cablevision CHOICE Cash Balance Retirement Plan	9	$87,212

	Cablevision CHOICE Excess Cash Balance Plan	6	$527,379

Hank J. Ratner	Cablevision CHOICE Cash Balance Retirement Plan	9	$74,444

	Cablevision CHOICE Excess Cash Balance Plan	6	$273,186

Thomas M. Rutledge	Cablevision CHOICE Cash Balance Retirement Plan	5	$55,926

	Cablevision CHOICE Excess Cash Balance Plan	5	$260,058

Michael P. Huseby	Cablevision CHOICE Cash Balance Retirement Plan	2	$27,204

	Cablevision CHOICE Excess Cash Balance Plan	2	$39,035

(1)	Years of service are calculated based on elapsed time while a member of the plan. Actual elapsed time for each individual as an employee of the Company are as follows: Mr. Charles F. Dolan, 34 years; Mr. James L. Dolan, 28 years; Mr. Ratner, 20 years; Mr. Rutledge, 5 years; Mr. Huseby, 2 years.

(2)	Assumes that each individual will take a lump sum payment of benefits at retirement. The lump sum payment is based on an assumed retirement age of 65 for all individuals other than Mr. Charles Dolan. For Mr. Charles Dolan, the lump sum payment is based on a December 31, 2006 retirement date. The lump sum payable under the Supplemental Benefit Plan was calculated using an interest rate of 7% and the 1971 Group Annuity mortality table, as required under the terms of the Supplemental Benefit Plan. The lump sum payable under the cash balance plans was determined by crediting the account balances with an assumed interest-crediting rate of 4.75% until age 65. The present value of the accumulated benefits under the Cash Balance Plan and the Excess Cash Balance Plan were calculated using a discount rate of 5.75%. For Mr. Charles Dolan, the present value of the accumulated benefits under each of the Cash Balance Plan and the Excess Cash Balance Plan equals the respective December 31, 2006 account balances.
We maintain several benefit plans for our executives. The material terms and conditions are discussed below.
Cash Balance Retirement Plan
The Cablevision CHOICE Cash Balance Retirement Plan is a tax qualified defined benefit plan that generally covers regular full-time and part-time nonunion employees of the Company and certain of its affiliates who have completed one year of service. A notional account is maintained for each participant under the plan, including the named executive officers, which consists of (i) annual allocations made by the Company as of the end of each year on behalf of each participant who has completed 23 weeks of service during the year that range from 3% to 9% of the participant’s compensation, based on the participant’s age, and (ii) monthly interest credits based on the average of the annual rate of interest on the 30-year U.S. Treasury Bonds for the months of September, October and November of the prior year. Compensation includes all direct cash compensation received while a participant as part of the participant’s primary compensation structure (excluding bonuses, fringe benefits, and other compensation that is not received on a regular basis), and before deductions for elective deferrals (in accordance with the Internal Revenue Code limits, the maximum compensation taken into account in determining benefits was limited to $220,000 in 2006).
A participant’s interest in the cash balance account vests 60% at the end of one year of service, with the balance of the account vesting in equal 10% installments over the next four years; after five years, the participant is fully vested in the cash balance account. A participant’s account will vest in full upon his or her termination due to death, disability or retirement after attaining age 65. Upon retirement or other termination of employment with the Company, the participant may elect a distribution of the vested portion of the cash balance account. Any amounts remaining in the plan will continue to be credited with interest until the account is paid. The normal form of benefit payment for an unmarried participant is a single life annuity and the normal form of benefit payment for a married participant is a 50% joint and survivor annuity. The participant, with spousal consent if applicable, can waive the normal form and elect a single life annuity or a lump sum.

Excess Cash Balance Retirement Plan
The Company’s CHOICE Excess Cash Balance Plan is a non-qualified deferred compensation plan that is intended to provide eligible participants, including each named executive officer, with the portion of their benefit that can not be paid to them under the Cash Balance Plan due to Internal Revenue Code limits on the amount of compensation (as defined in the Cash Balance Plan) that can be taken into account in determining benefits under tax-qualified plans ($220,000 in 2006). The Company maintains a notional excess cash balance account for each eligible participant, and for each calendar year, credits these accounts with the portion of the allocation that could not be made on his behalf under the Cash Balance Plan due to the compensation limitation. In addition, the Company credits each notional excess cash balance account monthly with interest at the same rate used under the Cash Balance Plan. A participant vests in the excess cash balance account according to the same schedule in the Cash Balance Plan. The excess cash balance account, to the extent vested, is paid in a lump sum to the participant as soon as practicable following his or her retirement or other termination of employment with the Company.
Nonqualified Supplemental Benefit Plan
Mr. Charles F. Dolan is the only named executive officer who participates in the Company’s Nonqualified Supplemental Benefit Plan. The Supplemental Benefit Plan provides actuarially determined pension benefits, among other types of benefits, for certain employees of the Company or its subsidiaries and affiliates who were previously employed by CSSC, L.L.C., successor to Cablevision Systems Services Corporation. CSSC, which is wholly owned by Charles F. Dolan and his spouse, provided management services to Cablevision Company (the Company’s predecessor) and to certain affiliates of the Company. The Supplemental Benefit Plan was designed to provide participants, in combination with certain qualified benefit plans maintained by the Company and certain qualified retirement plans formerly maintained by CSSC, with the same retirement benefits they would have enjoyed had they remained employees of CSSC and continued to participate in the former CSSC qualified plans. In addition to Mr. Charles F. Dolan, there is only one remaining active employee of the Company who accrues benefits under this plan.
The defined benefit feature of the Supplemental Benefit Plan provides that, upon attaining the later of age 65 or the completion of five years of service, a participant will receive an annual benefit equal to the lesser of (i) 75% of his or her average compensation (not including bonuses and overtime) for his or her three most highly compensated years, or (ii) the maximum benefit permitted by the Internal Revenue Code (the maximum in 2006 was $175,000 for employees who retire at age 65), reduced by the amount of any benefits paid to the participant under the qualified defined benefit plan formerly maintained by CSSC as well as benefits under the Cash Balance Plan and Excess Cash Balance Plan. This benefit will be reduced proportionately if the participant retires or otherwise terminates employment before reaching normal retirement age.
Nonqualified Deferred Compensation
The table below shows (i) the contributions made by each named executive officer and the Company in 2006, (ii) aggregate earnings on each named executive officer’s account balance in 2006 and (iii) the account balance of each of our named executive officers under our Excess Savings Plan and the Supplemental Benefit Plan as of December 31, 2006.

						Aggregate
		Executive	Registrant		Aggregate	Balance
		Contributions in	Contributions	Aggregate Earnings	Withdrawals/	at Last
		Last FY (1)	in Last FY (2)	in Last FY (3)	Distributions	FYE
Name	Plan Name	($)	($)	($)	($)	($)
Charles F. Dolan	Cablevision CHOICE Excess Savings Plan	$90,000	$44,000	$34,805	—	$922,434
	Cablevision Nonqualified Supplemental Benefit Plan	—	$44,000	$145,212		$1,263,275
James L. Dolan	Cablevision CHOICE Excess Savings Plan	$86,000	$41,400	$7,856	—	$265,910
Hank J. Ratner	Cablevision CHOICE Excess Savings Plan	$61,800	$30,900	$18,503	—	$507,492
Thomas M. Rutledge	Cablevision CHOICE Excess Savings Plan	$61,800	$30,900	$9,619	—	$291,226
Michael P. Huseby	Cablevision CHOICE Excess Savings Plan	—	—	—	—	—

(1)	These amounts represent a portion of the executives’ salaries, which are included in the numbers reported in the “Salary” column of the Summary Compensation Table, that the executives contributed to the respective plans.

(2)	These amounts are reported in the “All Other Compensation” column of the Summary Compensation Table.

(3)	These amounts are not reported in the “All Other Compensation” column of the Summary Compensation Table.
The Cablevision CHOICE Excess Savings Plan is a non-qualified deferred compensation plan that operates in conjunction with the Company’s tax-qualified 401(k) Plan. An employee is eligible to participate in the Excess Savings Plan for a calendar year if his compensation (as defined in the Cash Balance Plan described above) in the preceding year exceeded (or would have exceeded, if the employee had been employed for the entire year) the IRS limit on the amount of compensation that can be taken into account in determining contributions under tax-qualified retirement plans ($220,000 in 2006) and he makes an election to participate prior to the beginning of the year. An eligible employee whose contributions to the 401(k) Plan are limited as a result of this compensation limit or as a result of reaching the maximum 401(k) deferral limit ($15,000 or $20,000 if 50 or over, for 2006) can continue to make pre-tax contributions under the Excess Savings Plan of up to 6% of his eligible pay. In addition, the Company will make matching contributions of up to 50% of the first 6% of eligible pay contributed by the employee. A participant is always fully vested in his own contributions and vests in the Company matching contributions over five years (subject to full vesting upon death, disability or retirement after attaining age 65). Account balances under the Excess Savings Plan are credited monthly with the rate of return earned by the Stable Value Fund offered as an investment alternative under the 401(k) Plan. Distributions are made in a lump sum as soon as practicable after the participant’s termination of employment with the Company.
In addition to providing defined pension benefits, the Company’s Supplemental Benefit Plan has a defined contribution feature. Under this provision, the Company maintains notional supplemental accounts for each participant, and for each calendar year, the Company makes an allocation to these notional accounts in an amount equal to the lesser of 10% of a participant’s eligible plan compensation (as limited by the IRS maximum compensation limitation) and the IRS maximum defined contribution allocation ($44,000 for 2006). The participants can direct the allocation of their notional accounts among approximately 20 investment options, which consist of mutual funds and separate accounts.
Employment Agreements
Charles F. Dolan
Charles F. Dolan has an employment agreement with the Company dated as of January 27, 1986 that automatically renews for successive one-year terms unless terminated by either party at least three months prior to the end of the then existing term. His agreement has been automatically extended until January 2008. The agreement provides for annual compensation of not less than $400,000 per year, subject to increase by the Company’s Compensation Committee. Mr. Dolan’s annual salary is currently $1,600,000 and his bonus target is 150%.
Mr. Charles F. Dolan’s employment agreement does not provide for any post-employment benefits in the event of the termination of his employment by him or the Company. In the event of Mr. Dolan’s death, his agreement provides for payment to his estate of an amount equal to the greater of one year’s base salary or one-half of the compensation that would have been payable to Mr. Dolan during the remaining term of his agreement. If Mr. Dolan is incapacitated for more than six consecutive months of disability such that he cannot return to employment and discharge his duties under his employment agreement, his agreement provides that the Company may terminate him for incapacity but Mr. Dolan will be entitled to receive his base salary and other employee benefits (including medical insurance) until the end of the remaining term of his agreement. Mr. Dolan’s employment agreement does not provide for any benefits in the event of retirement, a change in control or a going private transaction.
James L. Dolan
In April 2003, the Company entered into an employment agreement with James L. Dolan for a term that has been automatically extended to December 31, 2010. His employment agreement is no longer automatically extendable. Under the agreement, Mr. Dolan is to receive an annual salary of not less than $1,600,000, subject to annual review and increase in the Compensation Committee’s discretion. Mr. Dolan is also entitled to an annual bonus established in the discretion of the Compensation Committee with a target of 150% of his annual base salary and a possible range of up to two times his target bonus. Mr. Dolan’s annual salary is currently $1,800,000 and his bonus target is 200% of his annual base salary. Mr. Dolan’s annual salary may not be reduced during the term of the agreement. The employment agreement contemplates that Mr. Dolan will continue to be nominated as a director of the Company during the term of the agreement. Under the agreement, Mr. Dolan continues to be eligible to participate in all employee benefits and other incentives on the same basis as senior management of the Company.
Mr. James L. Dolan’s employment agreement provides severance benefits if Mr. Dolan’s employment is terminated (a) by the Company (other than for Cause, as defined in the next paragraph) or (b) by him for Good Reason (as defined in the next paragraph) or during the thirteenth month following a Change in Control (as defined below under “ – Award Agreements”) of the Company. These benefits consist of (1) the payment of (A) an amount, in the discretion of the Compensation Committee, of not less than $40,000 plus (B) three times the sum of Mr. Dolan’s annual base salary and his annual target bonus as in effect at that time; (2) the payment of premiums on his existing whole life insurance policies until they are paid in full or the cash value of each policy is sufficient to fund the remaining premiums payable; (3) full vesting of all of Mr. Dolan’s outstanding incentive and/or performance grants and awards and the elimination of all restrictions on any outstanding restricted stock awards; (4) the immediate vesting of any outstanding stock options and conjunctive rights awards and continuation of the right to exercise those options and awards through the remainder of their term; and (5) the right to enter into a four-year consulting agreement with the Company providing minimum annual payments of $1 million. All payments would be conditioned on Mr. Dolan executing a severance agreement with the Company, including a general release and covenants with respect to non-competition, non-solicitation of employees and confidentiality.
For purposes of his employment agreement, Cause is defined as (1) fraud, embezzlement, misappropriation, willful misconduct, gross negligence or breach of fiduciary duty against the Company or one of its affiliates or (2) commission of any act or omission that results in, or may reasonably be expected to result in, a conviction, plea of no contest, plea of nolo contendere or imposition of probation for any felony or other crime involving moral turpitude, in each case as determined by the Compensation Committee. For purposes of his employment agreement, termination for Good Reason may occur if: (1) without the executive’s consent, either (A) his base salary, annual target bonus or title is reduced, (B) the Company requires that his principal office be located outside of Nassau County or Manhattan, (C) the Company materially breaches its obligations to the executive under the employment agreement, (D) the executive remains employed by the Company but does not retain his specific position with the Company, (E) he reports directly to someone other than the Chairman of the Board of Directors or (F) his responsibilities are materially diminished; (2) he gives written notice to the Company that he does not consent to such action; (3) the Company does not correct such action within 15 days of receiving the executive’s notice; and (4) he voluntarily terminates his employment within 90 days of such action.
In the event of Mr. Dolan’s death or physical or mental disability, his employment agreement provides for (1) the payment to him or his estate of all of his outstanding bonus, restricted stock and deferred compensation awards, (2) the right to receive payment of all outstanding performance awards at the time, if any, that such awards are earned (as if he had remained employed with the Company through that date) and (3) the right to exercise all of his stock options and stock appreciation rights for the greater of the remainder of the term of the employment agreement or one year and the elimination of all restrictions on his restricted stock. If Mr. Dolan is no longer employed by the Company for any reason other than for Cause, he will be deemed retired and will have three years to exercise outstanding stock options and other conjunctive rights unless another provision of his employment agreement provides for a longer exercise period. Mr. Dolan’s employment agreement does not provide for any severance benefits in the event of retirement or a going private transaction.
Mr. Dolan’s employment agreement restricts him from competing with the Company or from hiring any of its employees during his employment and for one year after termination of his employment. He is also required to maintain the confidentiality of Company information.

Hank J. Ratner
In June 2003, the Company entered into an employment agreement with Hank J. Ratner for a term that has been automatically extended to December 31, 2009. His employment agreement is no longer automatically extendable. Under the agreement, Mr. Ratner is to receive an annual salary of not less than $1,200,000, subject to annual review and increase in the Compensation Committee’s discretion. Mr. Ratner is also entitled to an annual bonus established in the discretion of the Company’s Compensation Committee with a target of 125% of his annual base salary and a possible range of up to two times his target bonus. Mr. Ratner’s annual salary is currently $1,500,000 and his bonus target is 200% of his annual base salary. Mr. Ratner’s annual salary may not be reduced during the term of the agreement. Under the agreement, Mr. Ratner continues to be eligible to participate in all employee benefits and other incentives on the same basis as senior management of the Company.
Mr. Ratner’s employment agreement provides severance benefits if Mr. Ratner’s employment is terminated (a) by the Company (other than for Cause, as defined above under “– James L. Dolan”) or (b) by him for Good Reason (as defined below) or during the thirteenth month following a Change in Control (as defined below under “ – Award Agreements”) of the Company. These benefits consist of (1) the payment of an amount of not less than 2.99 times the sum of Mr. Ratner’s annual base salary and his annual target bonus as in effect at that time; (2) the payment of premiums on his existing whole life insurance policies until they are paid in full or the cash value of each policy is sufficient to fund the remaining premiums payable; (3) full vesting of all of Mr. Ratner’s outstanding incentive and/or performance grants and awards and the elimination of all restrictions on any outstanding restricted stock awards; (4) the immediate vesting of any outstanding stock options and conjunctive rights awards and continuation of the right to exercise those options and awards through the remainder of their terms; and (5) the right to enter into a three-year consulting agreement with the Company providing minimum annual payments of $600,000. All payments would be conditioned on Mr. Ratner executing a severance agreement with the Company, including a general release and covenants with respect to non-competition, non-solicitation of employees and confidentiality.
For purposes of his employment agreement, termination for Good Reason is defined as: (x) if the executive and the Company have not extended the employment agreement and he elects to terminate his full time employment at the end of the term or (y) if (1) without the executive’s consent, either (A) his base salary, annual target bonus or title is reduced, (B) the Company requires that his principal office be located outside of Nassau County or Manhattan, (C) the Company materially breaches its obligations to the executive under the employment agreement, (D) the executive remains employed by the Company but does not retain his specific position with the Company, (E) he reports directly to someone other than the Chairman of the Board of Directors or the Chief Executive Officer or (F) his responsibilities are materially diminished; (2) he gives written notice to the Company that he does not consent to such action; (3) the Company does not correct such action within 15 days of receiving the executive’s notice; and (4) he voluntarily terminates his employment within 90 days of such action.
In the event of Mr. Ratner’s death or physical or mental disability, his employment agreement provides for (1) the payment to him or his estate of all of his outstanding bonus, restricted stock and deferred compensation awards, (2) the right to receive payment of all outstanding performance awards at the time, if any, that such awards are earned (as if he had remained employed with the Company through that date) and (3) the right to exercise all of his stock options and stock appreciation rights for the greater of the remainder of the term of the employment agreement or one year and the elimination of all restrictions on his restricted stock. In addition, if Mr. Ratner’s employment is terminated (other than for Cause, as defined) prior to December 31 of any year, he shall receive a prorated bonus for the portion of the year he worked for the Company. If he is no longer employed by the Company for any reason other than for Cause, he will be deemed retired and will have three years to exercise outstanding stock options and other conjunctive rights unless another provision of his employment agreement provides for a longer exercise period. Mr. Ratner’s employment agreement does not provide for any severance benefits in the event of retirement or a going private transaction.
Mr. Ratner’s employment agreement restricts him from competing with the Company or from hiring any of its employees during his employment and for one year after termination of his employment. He is also required to maintain the confidentiality of Company information.
Thomas M. Rutledge
In June 2003, the Company entered into an employment agreement with Thomas M. Rutledge for a term that has been automatically extended to December 31, 2009. His employment agreement is no longer automatically extendable. Under the agreement, Mr. Rutledge is to receive an annual salary of not less than $1,100,000, subject to annual review and increase in the Compensation Committee’s discretion. Mr. Rutledge is also entitled to an annual bonus established in the discretion of the Company’s Compensation Committee with a target of 105% of his annual base salary and a possible range of up to two times his target bonus. Mr. Rutledge’s annual salary is currently $1,500,000 and his bonus target is 200% of his annual base salary. Mr. Rutledge’s annual salary may not be reduced during the term of the agreement. Under the agreement, Mr. Rutledge continues to be eligible to participate in all employee benefits and other incentives on the same basis as senior management of the Company.
Mr. Rutledge’s employment agreement provides benefits if Mr. Rutledge’s employment is terminated (a) by the Company (other than for Cause, as defined above under “ – James L. Dolan”) or (b) by him for Good Reason (as defined as defined above under “ – Hank J. Ratner”) or during the thirteenth month following a Change in Control (as defined below under “ – Award Agreements”) of the Company. These benefits consist of: (1) the payment of an amount of not less than 2.99 times the sum of Mr. Rutledge’s annual base salary and his annual target bonus as in effect at that time; (2) full vesting of Mr. Rutledge’s outstanding incentive and/or performance grants and awards and the elimination of all restrictions on any outstanding restricted stock awards; (3) immediate vesting of any outstanding stock options and conjunctive rights awards and continuation of the right to exercise those options and awards through the remainder of their terms; and (4) the right to enter into a three-year consulting agreement with the Company providing minimum annual payments of $550,000. All payments would be conditioned on Mr. Rutledge executing a severance agreement with the Company, including a general release and covenants with respect to non-competition, non-solicitation of employees and confidentiality.
In the event of Mr. Rutledge’s death or physical or mental disability, his employment agreement provides for (1) the payment to him or his estate of all of his outstanding bonus, restricted stock and deferred compensation awards, (2) the right to receive payment of all outstanding performance awards at the time, if any, that such awards are earned (as if he had remained employed with the Company through that date) and (3) the right to exercise all of his stock options and stock appreciation rights for the greater of the remainder of the term of the employment agreement or one year and the elimination of all restrictions on his restricted stock. In addition, if Mr. Rutledge’s employment is terminated (other than for Cause, as defined) prior to December 31 of any year, he shall receive a prorated bonus for the portion of the year he worked for the Company. If he is no longer employed by the Company for any reason other than for Cause, he will be deemed retired and will have three years to exercise outstanding stock options and other conjunctive rights unless another provision of his employment agreement provides for a longer exercise period. Mr. Rutledge’s employment agreement does not provide for any benefits in the event of retirement or a going private transaction.
Mr. Rutledge’s employment agreement restricts him from competing with the Company or from hiring any of its employees during his employment and for one year after termination of his employment. He is also required to maintain the confidentiality of Company information.
Michael P. Huseby
In April 2006, the Company entered into an employment agreement with Michael P. Huseby that is for a term through March 1, 2009. Under the agreement, Mr. Huseby is entitled to receive an annual salary of not less than $800,000 and an annual bonus established in the discretion of the Compensation Committee with a target of 80% of his annual base salary and a possible range of up to two times his target bonus. Mr. Huseby’s annual salary is currently $850,000 and his bonus target is 90% of his annual base salary. Mr. Huseby’s annual salary and target bonus (as each may be increased from time to time in the discretion of the Compensation Committee) may not be reduced during the term of the agreement. In addition, under the agreement, if Mr. Huseby purchased a primary residence on Long Island before the end of 2006 (which he did in June 2006), the Company agreed to reimburse him for certain out-of-pocket carrying costs he may incur with respect to his existing home in Denver, Colorado until he is able to sell his Denver home (which he did in April 2007). Any such reimbursement will be limited to a maximum of $10,000 per month for a maximum of twelve months and will result in an equal reduction in any future annual bonuses he might otherwise receive from the Company, if any. Under the agreement, Mr. Huseby continues to be eligible to participate in all employee benefits and long-term equity and other incentives on the same basis as similarly situated executives, all subject to the discretion of the Compensation Committee.
Under his employment agreement, Mr. Huseby will be entitled to severance benefits if his employment is terminated (a) by the Company (other than for Cause) or (b) by him for Good Reason. For purposes of his employment agreement, Cause is defined as (1) fraud, embezzlement, misappropriation, willful misconduct, gross negligence or breach of fiduciary duty against the Company or one of its affiliates or (2) commission of any act or omission that results in a conviction, plea of no contest, plea of nolo contendere or imposition of probation for any felony or other crime involving moral turpitude, in each case as determined by the Compensation Committee. Mr. Huseby can terminate his agreement for Good Reason if: (1) without his consent, either (A) his base salary or annual target bonus is reduced, (B) he is no longer the Chief Financial Officer of the Company or (C) he reports directly to someone other than the Chairman, the Chief Executive Officer, the President or the Vice Chairman of the Company; (2) he gives written notice to the Company that he does not consent to such action; (3) the Company does not correct such action within 30 days of receiving Mr. Huseby’s notice; and (4) he voluntarily terminates his employment within 90 days of such action.
Mr. Huseby’s severance benefits would consist of the payment of the sum of (1) an amount not less than two (2) times the sum of his annual base salary and his annual target bonus as in effect at the time of termination, 60% of which amount would be payable on the six month anniversary of the employment termination date and the remaining 40% payable on the twelve month anniversary of the employment termination date and (2) a prorated bonus for the portion of the year he worked for the Company in the year of termination (paid to him if and when such bonuses are generally paid to similarly situated employees in the discretion of the Compensation Committee). All payments would be conditioned on Mr. Huseby executing a severance agreement with the Company, including a general release and covenants with respect to non-competition, non-solicitation of employees and confidentiality. Mr.

Huseby’s employment agreement does not provide for any severance benefits in the event of retirement, death, disability or a change in control or going private transaction.
Amendments
In March 2005, the Company amended the employment agreements of each of Messrs. James Dolan, Ratner and Rutledge to address a recently enacted change in the Internal Revenue Code that would result in the imposition of an additional tax on the employee as a result of payment under the agreements. The amendment addresses this tax law change by delaying any severance payment by up to six months and, if such delay occurs, requiring payment into a “rabbi trust” for the benefit of the affected employee. The amendment does not change the amount of the payments under these employment agreements.
Termination and Severance
As described in “Compensation Discussion and Analysis – Post-Termination Compensation”, payments may be made to employees upon the termination of their employment with the Company depending upon the circumstances of their termination, which include termination by the Company without cause, termination by the employee for good reason, other voluntary termination by the employee, retirement, death, disability, or termination following a change in control of the Company or following a going-private transaction.
Generally, for the named executive officers, their employment agreements address some of these circumstances. For a description of termination provisions in the employment agreements, see “ – Employment Agreements” above. In addition, the award agreements for the long-term incentives also address some of these circumstances. If an employment agreement provides for the treatment of any award upon the termination of employment, the terms of any applicable award agreements will not supersede the terms of the employment agreement.
Award Agreements
Under the applicable award agreements, vesting of restricted stock, stock options and stock appreciation rights granted to employees, including the named executive officers, may be affected upon a “change of control” of the Company or a going private transaction (as defined in Rule 13e-3 of the Securities Exchange Act of 1934). A “change of control” is defined as the acquisition by any person or group, other than Charles F. Dolan or members of his immediate family (or trusts for the benefit of Charles F. Dolan or his immediate family) or any employee benefit plan sponsored or maintained by the Company, of (1) the power to direct the management of substantially all of the cable television systems then owned by the Company in the New York City metropolitan area, or (2) after any fiscal year of the Company in which the Company’s cable television systems in the New York City metropolitan area contributed in the aggregate less than a majority of the net revenues of the Company and its consolidated subsidiaries, the power to direct the management of the Company or substantially all of its assets. Upon a change in control, as defined, the restricted stock, stock options and stock appreciation rights may be converted into either a right to receive an amount of cash based upon the highest price per share of the Company’s Class A common stock paid in the transaction resulting in the change of control, or, as long as the surviving entity is a public company, into a corresponding award with equivalent profit potential in the surviving entity, at the election of the Compensation Committee. Upon a going private transaction, the restricted stock, stock options and stock appreciation rights would be converted into a right to receive an amount of cash based upon the highest price per share of the Company’s Class A common stock paid in the transaction. Following the change of control or going private transaction, the award of restricted stock, stock options or stock appreciation rights will become payable on the earlier to occur of (1) the date on which the award was originally scheduled to vest or (2) the date on which the recipient’s employment with the Company or the surviving entity is terminated (A) by the Company or the surviving entity other than for cause or (B) by the recipient for good reason, if such termination occurs within three years after the change of control or going private transaction, or by the recipient for any reason if such termination occurs at least six months, but not more than nine months, after completion of the change of control or going private transaction. In addition, the amount payable under the award agreement will include interest from the date of the change of control or going private transaction.
Under the applicable award agreements, vesting of restricted stock, stock options and stock appreciation rights granted to employees, including the named executive officers, may be accelerated in certain other circumstances. Under stock option or SAR award agreements, upon termination for cause, the entire award is forfeited. Upon termination by the Company without cause, termination by the employee, death, disability or retirement, the unvested portion of the award is forfeited; provided, however, that only with respect to stock options granted in 2006, upon death, the entire award is immediately vested. Depending on the type of termination, the time to exercise the vested portion varies from 180 days to three years. In no event is this period later than the expiration date, except in the case of death, in which the time to exercise may be extended for one year after the expiration date. Under restricted stock award agreements for grants prior to 2006, upon termination for cause, termination by the employee or retirement, the unvested portion of the award is forfeited. Upon termination by the Company without cause: if termination occurs before the second anniversary of the grant, the entire award is forfeited; if termination occurs between the second and third anniversaries of the grant, 75% of the award is forfeited and 25% of the award has accelerated vesting; and if termination occurs between the third and fourth anniversaries of the grant, 50% of the award is forfeited and 50% of the award has accelerated vesting. Under restricted stock award agreements for grants in 2006, upon any termination for any reason prior to the third anniversary of the grant date other than death, the entire award is forfeited; upon death, the entire award is immediately vested.
Under the applicable award agreements for performance awards, upon termination for cause, the entire award is forfeited. For performance awards granted in 2005: (1) upon death or disability, the entire award vests and is immediately payable, regardless of the performance objectives; (2) upon termination without cause during the first half of the performance period or termination by the employee or retirement prior to the first anniversary of the grant date, the entire award is forfeited; and (3) upon termination without cause during the second half of the performance period or termination by the employee or retirement after the first half of the performance period, the award vests on a pro rata basis and the pro rata portion is payable if the performance objectives are achieved. Under the applicable award agreements for all performance awards, upon a change in control, the entire award vests and is immediately payable, regardless of the performance objectives. Under the performance award agreements granted in 2006, upon any termination for any reason prior to the payment date other than death, the entire award is forfeited. Upon death before the end of the performance period, a pro rata portion of the award will vest and be immediately payable; upon death after the end of the performance period but prior to the payment date, the entire award will be payable upon the payment date. Under the performance award agreements granted in 2006, in a going private transaction, the entire award vests and is immediately payable, regardless of the performance objectives.
Under the applicable award agreements for deferred compensation awards, upon termination for cause, the entire award is forfeited. Upon death or disability, the then-current award amount outstanding on that date is immediately payable. Upon termination without cause, termination by the employee or retirement prior to the second anniversary of the grant date, the entire award is forfeited. Upon termination without cause, termination by the employee or retirement after the second anniversary of the grant date, the then-current award amount outstanding on the date of termination vests on a pro rata basis and the pro rata portion is payable (adjusted, if applicable, for any amount that may have been paid out on the fifth anniversary of the date of grant). Upon a change in control, the entire award vests and is immediately payable. The award agreements for deferred compensation do not provide for any special benefits in the event of a going private transaction.
Under the applicable award agreements for the performance retention award, upon termination for cause, the entire award is forfeited. Upon death, the entire award vests and is immediately payable, regardless of the performance objective. Upon disability, the award will continue to vest during the term of the disability. Upon termination without cause, termination by the employee or retirement prior to the fourth anniversary of the grant date, the entire award is forfeited. Upon termination without cause, termination by the employee or retirement after the fourth anniversary of the grant date, the award vests on a pro rata basis and the pro rata portion will be payable (subject to the Compensation Committee’s discretion) if the performance objective is achieved. Upon a change in control, the entire award vests and is immediately payable. The award agreements for performance retention awards do not provide for any special benefits in the event of a going private transaction.
Quantification of Termination and Severance
The following tables set forth a quantification of estimated severance and other benefits payable to the named executive officers under various circumstances regarding the termination of their employment. In calculating these severance and other payments, we have taken into consideration or otherwise assumed the following:
•	Termination of employment occurred after the close of business on December 31, 2006.

•	We have valued equity awards using the closing market price of Class A common stock on the New York Stock Exchange on December 29, 2006, the last trading day of the year, of $28.48.

•	We have valued stock options at their intrinsic value, equal to the difference between $28.48 and the per share exercise price, multiplied by the number of shares underlying the stock options.

•	Where applicable, we have included in the calculation of the value of equity awards the payment of the special dividend of $10 per share.

•	In the event of termination of employment, the payment of certain long-term incentive awards and other amounts may be delayed, depending upon the terms of each specific award agreement, the provisions of the applicable named executive officer’s employment agreement and the applicability of Section 409A. In quantifying aggregate termination payments, we have not taken into account the timing of the payments and we have not discounted the value of payments that would be made over time, except where otherwise disclosed.

•	We have assumed that all performance metrics for performance-based awards are achieved (but not exceeded).

•	We have not offset against payment of the performance retention awards upon termination the amount of the loans against these awards that would become due upon their payment.

Benefits Payable As a Result of Voluntary Termination of Employment by Employee

							Thomas M.		Michael P.
Elements	Charles F. Dolan		James L. Dolan		Hank J. Ratner		Rutledge		Huseby
Severance	—		—		—		—		—
Most recent bonus	—		—		$2,735,250		$2,735,250		—
Unvested restricted stock	—		—		—		—		—
Unvested stock options	—		—		—		—		—
Unvested performance options	$902,712	(1)	$902,712	(1)	$752,260	(6)	$752,260	(6)	$150,452	(7)
Performance awards	$2,000,000	(2)	$4,875,000	(4)	$3,250,000	(4)	$3,250,000	(4)	$500,000	(2)
Performance retention award	—		$2,678,571	(5)	$2,678,571	(5)	$2,107,143	(5)	—
Deferred compensation award	$273,996	(3)	$273,996	(3)	$273,996	(3)	$273,996	(3)	$273,996	(3)
Consulting arrangements	—		—		—		—		—
Health insurance benefits	—		—		—		—		—
Executive life insurance premiums	—		—		—		—		—

(1)	Represents vesting of a pro rata portion (69,600 options) of his performance options; all of his other unvested stock options would be forfeited.

(2)	Represents a pro rata share of his 2005 three-year performance award; his other performance award would be forfeited.

(3)	Represents a pro rata share of the then-current award amount of his deferred compensation award at December 31, 2006.

(4)	Represents a pro rata share of his 2005 two-year and three-year performance awards; his other performance award would be forfeited.

(5)	Represents a pro rata share of his performance retention award.

(6)	Represents vesting of a pro rata portion (58,000 options) of his performance options; all of his other unvested stock options would be forfeited.

(7)	Represents vesting of a pro rata portion (11,600 options) of his performance options; all of his other unvested stock options would be forfeited.

Benefits Payable As a Result of Termination of Employment Due to Retirement

							Thomas M.		Michael P.
Elements	Charles F. Dolan		James L. Dolan		Hank J. Ratner		Rutledge		Huseby
Severance	—		—		—		—		—
Most recent bonus	—		—		$2,735,250		$2,735,250		—
Unvested restricted stock	—		—		—		—		—
Unvested stock options	—		—		—		—		—
Unvested performance options	$902,712	(1)	$902,712	(1)	$752,260	(6)	$752,260	(6)	$150,452	(7)
Performance awards	$2,000,000	(2)	$4,875,000	(4)	$3,250,000	(4)	$3,250,000	(4)	$500,000	(2)
Performance retention award	—		$2,678,571	(5)	$2,678,571	(5)	$2,107,143	(5)	—
Deferred compensation award	$273,996	(3)	$273,996	(3)	$273,996	(3)	$273,996	(3)	$273,996	(3)
Consulting arrangements	—		—		—		—		—
Health insurance benefits	—		—		—		—		—
Executive life insurance premiums	—		—		—		—		—

(1)	Represents vesting of a pro rata portion (69,600 options) of his performance options; all of his other unvested stock options would be forfeited.

(2)	Represents a pro rata share of his 2005 three-year performance award; his other performance award would be forfeited.

(3)	Represents a pro rata share of the then-current award amount of his deferred compensation award at December 31, 2006.

(4)	Represents a pro rata share of his 2005 two-year and three year performance awards; his other performance award would be forfeited.

(5)	Represents a pro rata share of his performance retention award.

(6)	Represents vesting of a pro rata portion (58,000 options) of his performance options; all of his other unvested stock options would be forfeited.

(7)	Represents vesting of a pro rata portion (11,600 options) of his performance options; all of his other unvested stock options would be forfeited.
Benefits Payable As a Result of Termination of Employment by the Company for Cause
In the event of termination by the Company for cause, none of the named executive officers is entitled to any payments.

Benefits Payable As a Result of Termination of Employment by the Company Without Cause

							Thomas M.		Michael P.
Elements	Charles F. Dolan		James L. Dolan		Hank J. Ratner		Rutledge		Huseby
Severance	—		$12,040,000	(5)	$8,970,000	(7)	$8,970,000	(7)	$2,880,000	(10)
Most recent bonus	—		—		$2,735,250		$2,735,250		$999,000
Unvested restricted stock	$5,387,200	(1)	$30,826,827		$23,252,738		$16,804,722		$96,200	(11)
Unvested stock options	—		$3,862,480		$3,218,719		$3,218,719		—
Unvested performance options	$902,712	(2)	$1,743,168		$1,452,640		$1,452,640		$150,452	(12)
Performance awards	$2,000,000	(3)	$8,400,000		$5,600,000		$5,600,000		$500,000	(3)
Performance retention award	—		$3,000,000		$3,000,000		$3,000,000		—
Deferred compensation award	$273,996	(4)	$852,432		$852,432		$852,432		$273,996	(4)
Consulting arrangements	—		$3,629,895	(6)	$1,665,055	(8)	$1,526,300	(9)	—
Health insurance benefits	—		—		—		—		—
Executive life insurance premiums	—		$37,705		$9,248		—		—

(1)	Represents vesting of a pro rata portion (140,000 shares) of certain shares of restricted stock granted prior to 2006; all other unvested shares of restricted stock would be forfeited.

(2)	Represents vesting of a pro rata portion (69,600 options) of his performance options; all of his other unvested stock options would be forfeited.

(3)	Represents a pro rata share of his 2005 three-year performance award; his other performance award would be forfeited.

(4)	Represents a pro rata share of the then-current award amount of his deferred compensation award at December 31, 2006.

(5)	Represents severance equal to $40,000 plus three times the sum of his salary and target bonus.

(6)	Represents the present value, based on a 4% discount rate, of a four-year consulting agreement with the Company that provides for the payment of at least $1 million each year.

(7)	Represents severance equal to 2.99 times the sum of his salary and target bonus.

(8)	Represents the present value, based on a 4% discount rate, of a three-year consulting agreement with the Company that provides for the payment of at least $600,000 each year.

(9)	Represents the present value, based on a 4% discount rate, of a three-year consulting agreement with the Company that provides for the payment of at least $550,000 each year.

(10)	Represents severance equal to two times the sum of his salary and target bonus.

(11)	Represents vesting of a pro rata portion (2,500 shares) of certain shares of restricted stock granted prior to 2006; all other unvested shares of restricted stock would be forfeited.

(12)	Represents vesting of a pro rata portion (11,600 options) of his performance options; all of his other unvested stock options would be forfeited.

Benefits Payable As a Result of Termination of Employment by Employee For Good Reason

							Thomas M.		Michael P.
Elements	Charles F. Dolan		James L. Dolan		Hank J. Ratner		Rutledge		Huseby
Severance	—		$12,040,000	(4)	$8,970,000	(6)	$8,970,000	(6)	$2,880,000	(9)
Most recent bonus	—		—		$2,735,250		$2,735,250		$999,000
Unvested restricted stock	—		$30,826,827		$23,252,738		$16,804,722		—
Unvested stock options	—		$3,862,480		$3,218,719		$3,218,719		—
Unvested performance options	$902,712	(1)	$1,743,168		$1,452,640		$1,452,640		$150,452	(10)
Performance awards	$2,000,000	(2)	$8,400,000		$5,600,000		$5,600,000		$500,000	(2)
Performance retention award	—		$3,000,000		$3,000,000		$3,000,000		—
Deferred compensation award	$273,996	(3)	$852,432		$852,432		$852,432		$273,996	(3)
Consulting arrangements	—		$3,629,895	(5)	$1,665,055	(7)	$1,526,300	(8)	—
Health insurance benefits	—		—		—		—		—
Executive life insurance premiums	—		$37,705		$9,248		—		—

(1)	Represents vesting of a pro rata portion (69,600 options) of his performance options; all of his other unvested stock options would be forfeited.

(2)	Represents a pro rata share of his 2005 three-year performance award; his other performance award would be forfeited.

(3)	Represents a pro rata share of the then-current award amount of his deferred compensation award at December 31, 2006.

(4)	Represents severance equal to $40,000 plus three times the sum of his salary and target bonus.

(5)	Represents the present value, based on a 4% discount rate, of a four-year consulting agreement with the Company that provides for the payment of at least $1 million each year.

(6)	Represents severance equal to 2.99 times the sum of his salary and target bonus.

(7)	Represents the present value, based on a 4% discount rate, of a three-year consulting agreement with the Company that provides for the payment of at least $600,000 each year.

(8)	Represents the present value, based on a 4% discount rate, of a three-year consulting agreement with the Company that provides for the payment of at least $550,000 each year.

(9)	Represents severance equal to two times the sum of his salary and target bonus.

(10)	Represents vesting of a pro rata portion (11,600 options) of his performance options.

Benefits Payable As a Result of Termination of Employment Due to Death

					Thomas M.	Michael P.
Elements	Charles F. Dolan		James L. Dolan	Hank J. Ratner	Rutledge	Huseby
Severance	$1,600,000	(1)	—	—	—	—
Most recent bonus	—		—	$2,735,250	$2,735,250	—
Unvested restricted stock	$12,799,640	(2)	$30,826,827	$23,252,738	$16,804,722	$739,310	(6)
Unvested stock options	$2,104,080	(3)	$3,862,480	$3,218,719	$3,218,719	$350,680	(7)
Unvested performance options	$902,712	(4)	$1,743,168	$1,452,640	$1,452,640	$150,452	(8)
Performance awards	$3,800,000	(5)	$8,400,000	$5,600,000	$5,600,000	$983,333	(5)
Performance retention award	—		$3,000,000	$3,000,000	$3,000,000	—
Deferred compensation award	$852,432		$852,432	$852,432	$852,432	$852,432
Consulting arrangements	—		—	—	—	—
Health insurance benefits	—		—	—	—	—
Executive life insurance premiums	—		—	—	—	—

(1)	Represents one year of base salary.

(2)	Represents full vesting of the 2006 grant of 88,000 shares of restricted stock with a value of $2,506,240 and vesting of a pro rata portion (267,500 shares) of all other grants of restricted stock with a value of $10,293,400; all other unvested shares of restricted stock would be forfeited.

(3)	Represents vesting of the 2006 grant of 264,000 stock options; all of his other unvested stock options would be forfeited.

(4)	Represents vesting of a pro rata portion (69,600 options) of his performance options; all of his other unvested performance options would be forfeited.

(5)	Represents full vesting of his 2005 three-year performance award and a pro rata portion of his 2006 performance award.

(6)	Represents full vesting of the 2006 grant of 14,700 shares of restricted stock with a value of $418,656 and vesting of a pro rata portion (8,333 shares) of all other grants of restricted stock with a value of $320,654; all other unvested shares of restricted stock would be forfeited.

(7)	Represents vesting of the 2006 grant of 44,000 stock options; all of his other unvested stock options would be forfeited.

(8)	Represents vesting of a pro rata portion (11,600 options) of his performance options; all of his other unvested performance options would be forfeited.

Benefits Payable As a Result of Termination of Employment Due to Disability

					Thomas M.	Michael P.
Elements	Charles F. Dolan		James L. Dolan	Hank J. Ratner	Rutledge	Huseby
Severance	$1,600,000	(1)	—	—	—	—
Most recent bonus	—		—	$2,735,250	$2,735,250	—
Unvested restricted stock	$10,293,400	(2)	$30,826,827	$23,252,738	$16,804,722	$320,654	(6)
Unvested stock options	—		$3,862,480	$3,218,719	$3,218,719	—
Unvested performance options	$902,712	(3)	$1,743,168	$1,452,640	$1,452,640	$150,452	(7)
Performance awards	$3,000,000	(4)	$8,400,000	$5,600,000	$5,600,000	$750,000	(4)
Performance retention award	—		$3,000,000	$3,000,000	$3,000,000	—
Deferred compensation award	$852,432		$852,432	$852,432	$852,432	$852,432
Consulting arrangements	—		—	—	—	—
Health insurance benefits	$8,735	(5)	—	—	—	—
Executive life insurance premiums	—		—	—	—	—

(1)	Represents one year of base salary.

(2)	Represents vesting of a pro rata portion (267,500 shares) of shares of restricted stock granted prior to 2006; all other unvested shares of restricted stock would be forfeited.

(3)	Represents vesting of a pro rata portion (69,600 options) of his performance options; all of his other unvested stock options would be forfeited.

(4)	Represents full vesting of his 2005 three-year performance award; his other performance award would be forfeited.

(5)	Represents payment of his medical and dental insurance for one year.

(6)	Represents vesting of a pro rata portion (8,333 shares) of shares of restricted stock granted prior to 2006; all other unvested shares of restricted stock would be forfeited.

(7)	Represents vesting of a pro rata portion (11,600 options) of his performance options; all of his other unvested stock options would be forfeited.

Benefits Payable As a Result of Termination of Employment In Connection with a Change in Control or Going Private Transaction(1)

						Thomas M.		Michael P. Huseby
Elements	Charles F. Dolan (2)	James L. Dolan (3)		Hank J. Ratner (4)		Rutledge (5)		(6)
Severance	—	$12,040,000	(7)	$8,970,000	(9)	$8,970,000	(9)	$2,880,000	(12)
Most recent bonus	—	—		$2,735,250		$2,735,250		$999,000
Unvested restricted stock	$16,743,840	$30,826,827		$23,252,738		$16,804,722		$1,188,256
Unvested stock options	$3,784,992	$3,862,480		$3,218,719		$3,218,719		$497,199
Unvested performance options	$1,743,168	$1,743,168		$1,452,640		$1,452,640		$290,528
Performance awards	$5,400,000	$8,400,000		$5,600,000		$5,600,000		$1,450,000
Performance retention award	—	$3,000,000		$3,000,000		$3,000,000		—
Deferred compensation award	$852,432	$852,432		$852,432		$852,432		$852,432
Consulting arrangements	—	$3,629,895	(8)	$1,665,055	(10)	$1,526,300	(11)	—
Health insurance benefits	—	—		—		—		—
Executive life insurance premiums	$130,276	$37,705		$9,248		—		—

(1)	The numbers presented in this table reflect amounts payable as a result of termination of employment by the executive or the Company following a change in control. The amounts payable as a result of termination of employment by the executive or the Company following a going private transaction are generally equal to or greater than the amounts payable as a result of termination of employment by the executive or the Company following a change in control. For specific information about payments for a termination following a going private transaction, see Notes (2) to (6) below.

(2)	If a change in control of the Company were to occur but Mr. Charles Dolan’s employment was not terminated, he would nevertheless be entitled to receive the following: (i) the full amount of his performance awards of $5,400,000 in the aggregate; and (ii) the full amount of the then-current award amount of his deferred compensation award at December 31, 2006 equal to $852,432. In the event of termination of his employment by Mr. Charles Dolan or by the Company following a going private transaction, Mr. Charles Dolan would be entitled to receive the following: (i) a pro rata share of the then-current award amount of his deferred compensation award at December 31, 2006 equal to $273,996; (ii) vesting of all of his outstanding unvested restricted stock (458,000 shares) with a value of $16,743,840; (iii) vesting of all of his outstanding unvested stock options, including performance options (528,000 options in the aggregate), representing $5,528,160; (iv) the full amount of his 2006 three-year performance award of $2,400,000; and (v) a pro rata share of his 2005 three-year performance award equal to $2,000,000. If a going private transaction were to occur but Mr. Charles Dolan’s employment was not terminated, he would nevertheless be entitled to receive the full amount of his 2006 performance award of $2,400,000.

(3)	If a change in control of the Company were to occur but Mr. James Dolan’s employment was not terminated, he would nevertheless be entitled to receive the following: (i) the full amount of his performance awards of $8,400,000 in the aggregate; (ii) the full amount of the then-current award amount of his deferred compensation award at December 31, 2006 equal to $852,432; and (iii) the full amount of his performance retention award of $3,000,000. If Mr. James Dolan’s employment were terminated by the Company or by him following a going private transaction, it would be treated as a termination by the Company without cause. He would be entitled to receive payments in the same amounts that are set forth in this table above. If a going private transaction were to occur but Mr. James Dolan’s employment was not terminated, he would nevertheless be entitled to receive the full amount of his 2006 performance award of $2,400,000.

(4)	If a change in control of the Company were to occur but Mr. Ratner’s employment was not terminated, he would nevertheless be entitled to receive the following: (i) the full amount of his performance awards of $5,600,000 in the aggregate; (ii) the full amount of the then-current award amount of his deferred compensation award at December 31, 2006 equal to $852,432; and (iii) the full amount of his performance retention award of $3,000,000. If Mr. Ratner’s employment were terminated by the Company or by him following a going private transaction, it would be treated as a termination by the Company without cause. He would be entitled to receive payments in the same amounts that are set forth in this table above. If a going private transaction were to occur but Mr. Ratner’s employment was not terminated, he would nevertheless be entitled to receive the full amount of his 2006 performance award of $1,600,000.

(5)	If a change in control of the Company were to occur but Mr. Rutledge’s employment was not terminated, he would nevertheless be entitled to receive the following: (i) the full amount of his performance awards of $5,600,000 in the aggregate; (ii) the full amount of the then-current award amount of his deferred compensation award at December 31, 2006 equal to $852,432; and (iii) the full amount of his performance retention award of $3,000,000. If Mr. Rutledge’s employment were terminated by the Company or by him following a going private transaction, it would be treated as a termination by the Company without cause. He would be entitled to receive payments in the same amounts that are set forth in this table above. If a going private transaction were to occur but Mr. Rutledge’s employment was not terminated, he would nevertheless be entitled to receive the full amount of his 2006 performance award of $1,600,000.

(6)	If a change in control of the Company were to occur but Mr. Huseby’s employment was not terminated, he would nevertheless be entitled to receive the following: (i) the full amount of his performance awards of $1,450,000 in the aggregate; and (ii) the full amount of the then-current award amount of his deferred compensation award at December 31, 2006 equal to $852,432. In the event of termination of his employment by Mr. Huseby or by the Company following a going private transaction, Mr. Huseby would be entitled to receive the following: (i) a pro rata share of the then-current award amount of his deferred compensation award at December 31, 2006 equal to $273,996; (ii) vesting of all of his outstanding unvested restricted stock (34,700 shares) with a value of $1,188,256; (iii) vesting of all of his outstanding unvested stock options, including performance options (76,399 options in the aggregate), representing $787,727; (iv) the full amount of his 2006 three-year performance award of $700,000; and (v) a pro rata share of his 2005 three-year performance award equal to $500,000. In addition, if Mr. Huseby’s employment agreement were terminated following a going private transaction, it would be treated as a termination by the Company without cause, and he would also be entitled to receive two times the sum of his salary and target bonus, in the aggregate equal to $2,880,000, and his bonus for 2006 equal to $999,000. If a going private transaction were to occur but Mr. Huseby’s employment was not terminated, he would nevertheless be entitled to receive the full amount of his 2006 performance award of $700,000.

(7)	Represents severance equal to three times the sum of his salary and target bonus plus $40,000.

(8)	Represents the present value, based on a 4% discount rate, of a four-year consulting agreement with the Company that provides for the payment of at least $1 million each year.

(9)	Represents severance equal to 2.99 times the sum of his salary and target bonus.

(10)	Represents the present value, based on a 4% discount rate, of a three-year consulting agreement with the Company that provides for the payment of at least $600,000 each year.

(11)	Represents the present value, based on a 4% discount rate, of a three-year consulting agreement with the Company that provides for the payment of at least $550,000 each year.

(12)	If Mr. Huseby’s employment agreement were terminated following a change in control, it would be treated as a termination by the Company without cause, and he would also be entitled to receive severance equal to two times the sum of his salary and target bonus.
DIRECTOR COMPENSATION
The Company’s employees receive no extra pay for serving as directors. Each non-employee director receives a base fee of $50,000 per year; $2,000 per Board, committee and non-management director meeting attended in person; and $500 per Board, committee and non-management director meeting attended by telephone. Non-employee directors also receive $5,000 annually per committee membership and $10,000 annually per committee chairmanship. Directors serving on the Special Transaction Committee or the Special Litigation Committee receive a fee of $30,000 per month (pro rated for any partial month). This fee is in addition to meeting fees for Board and other committee meetings and committee membership fees for service on other committees generally payable to directors.
We have also paid our non-employee directors compensation in stock options and restricted stock units. Each year, each non-employee director would receive options to purchase 4,000 shares of Class A common stock and a number of restricted stock units for the number of shares of common stock equal to $40,000 divided by the fair market value of a share of Class A common stock. These options were fully vested and exercisable, and these restricted stock units were fully vested, on the date of grant. The per share exercise price was equal to the fair market value of the common stock at the date of grant, which, under the 2006 Stock Plan for Non-Employee Directors, is the closing price of a share of Class A common stock on the New York Stock Exchange on the date of grant. Starting in 2007, we will pay our non-employee directors compensation in restricted stock units. Each year each non-employee director will receive a number of restricted stock units for the number of shares of common stock equal to $110,000 divided by the fair market value of a share of Class A common stock.
Our directors are entitled to receive free cable television service, high speed Internet access and telephony service for their primary residence. Directors who do not reside in our service territory are entitled to be reimbursed for the cost of the services they receive at their primary residence.

Our non-employee directors are entitled to use the Company’s travel service department from time to time to make arrangements for their personal travel. Except as noted below, the Company does not pay any of the directors’ travel expenses other than the cost of travel on Company business. The Company believes it is beneficial to the Company for directors to participate in certain Company events and meet with management, customers and other individuals who have important relationships with the Company. Accordingly, from time to time the Company requests that certain directors attend events, including events outside the New York area. In these instances, the Company provides the directors with transportation and reimburses the directors for expenses for themselves and in certain cases their spouses.
DIRECTOR COMPENSATION TABLE
The table below summarizes the total compensation paid to or earned by each of our non-employee directors for the year ended December 31, 2006.

					Change in
					Pension
					Value and
	Fees Earned			Non-Equity	Nonqualified
	Or Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($) (1)	($) (2)	($) (3)	($)	Earnings	($) (4)	($)
Grover C. Brown	$80,306	—	—	—	—	—	$80,306
Zachary W. Carter	$80,306	—	—	—	—	*	$80,471
Charles D. Ferris	$88,500	$40,000	$44,528	—	—	$53,010	$226,038
Richard H. Hochman	$142,700 (5)	$40,000	$44,528	—	—	$56,946	$284,174
Victor Oristano	$92,614	$40,000	$44,528	—	—	$59,699	$236,841
Thomas V. Reifenheiser	$225,758	$40,000	$44,528	—	—	$59,144	$369,430
John R. Ryan	$237,758	$40,000	$44,528	—	—	$58,366	$380,652
Vincent Tese	$121,000	$40,000	$44,528	—	—	$58,022	$263,550
Rand V. Araskog	$82,725	$40,000	$44,528	—	—	$22,325	$189,578
Frank J. Biondi	$72,297	$40,000	$44,528	—	—	$15,520	$172,345
Marianne Dolan Weber	$81,000	$40,000	$44,528	—	—	$21,372	$186,900
Leonard Tow	$73,500	$40,000	$44,528	—	—	$22,973	$181,001

*Represents less than $10,000.

(1)	The amounts reported for fees include expenses incurred in attending meetings for which the Company reimburses each non-employee director.

(2)	This column reflects the dollar amount recognized for financial statement reporting purposes in 2006 for the restricted stock units granted in 2006 to the non-employee directors, as calculated under FAS 123R. This amount is equal to the full grant date fair value of the awards of restricted stock units since the restricted stock units were fully vested on the date of grant. For each non-employee director, the aggregate number of restricted stock units outstanding is as follows: Mr. Brown, 0; Mr. Carter, 0; Mr. Ferris, 7,312; Mr. Hochman, 7,312; Mr. Oristano, 7,312; Mr. Reifenheiser, 7,312; Mr. Ryan, 7,312; Mr. Tese, 7,312; Mr. Araskog, 3,563; Mr. Biondi, 3,563; Ms. Dolan Weber, 3,563; and Dr. Tow, 3,563.

(3)	This column reflects the dollar amount recognized for financial statement reporting purposes in 2006 for the awards of stock options granted in 2006 to the non-employee directors, as calculated under FAS 123R. The assumptions used in calculating the fair value price of $11.13 using the Black-Scholes option pricing model are as follows: risk-free interest rate — 4.96%; expected life (in years) — 6.0; dividend yield — 0%; and average volatility — 53.3%. For each non-employee director, the aggregate number of shares of Class A common stock underlying outstanding stock options at December 31, 2006 is as follows: Mr. Brown, 0; Mr. Carter, 0; Mr. Ferris, 54,478; Mr. Hochman, 50,098; Mr. Oristano, 50,098; Mr. Reifenheiser, 46,000; Mr. Ryan, 46,000; Mr. Tese, 50,098; Mr. Araskog, 8,000; Mr. Biondi, 8,000; Ms. Dolan Weber, 8,000; and Dr. Tow, 8,000.

(4)	This column reflects, for each individual, the special dividend amount paid on his or her restricted stock units: Mr. Brown, $0; Mr. Carter, $0; Mr. Ferris, $53,010; Mr. Hochman, $53,010; Mr. Oristano, $53,010; Mr. Reifenheiser, $53,010; Mr. Ryan, $53,010; Mr. Tese, $53,010; Mr. Araskog, $15,520; Mr. Biondi, $15,520; Ms. Dolan Weber, $15,520; and Dr. Tow, $15,520. In addition, this column includes, for each individual, as applicable, an amount for free cable television service, high-speed Internet access and telephony service and certain other perquisites, which in the aggregate were less than $10,000 per non-employee director.

(5)	Includes fees for having served on the Company’s investment committee, a management committee responsible for overseeing benefit plan investments.
Compensation Committee Interlocks and Insider Participation
The current members of the compensation committee are Messrs. Reifenheiser (since March 2007), Ryan and Tese. Mr. Hochman was previously Chairman of the Compensation Committee until his resignation from the Compensation Committee in September 2006. Messrs. Reifenheiser, Ryan and Tese are not employees of the Company. Since 2005, Charles Tese, the brother of Vincent Tese, has been employed by Madison Square Garden, L.P., a subsidiary of the Company, in a non-executive officer position. Mr. Charles Tese earned a salary of $101,258 and a bonus of $3,904 in 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to be	Weighted-average	Equity Compensation
	Issued Upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category	(a)(1)	(b)(2)	(c)
Equity compensation plans approved by security holders:
Cablevision NY Group Class A common stock	9,877,966	$16.60	21,270,269
Equity compensation plans not approved by security holders	—	—	—
Total	9,877,966	$16.60	21,270,269

(1)	Includes the following plans: the 1996 Amended and Restated Employee Stock Plan, the 1996 Stock Plan for Non-Employee Directors, the 2006 Employee Stock Plan and the 2006 Stock Plan for Non-Employee Directors. Does not include 8,108,639 shares of restricted stock issued under those plans that were not yet vested at December 31, 2006.

(2)	This information is presented as of December 31, 2006. As a result of the special cash dividend paid on the Class A common stock on April 24, 2006, options or rights that were not vested on or prior to December 31, 2004 were adjusted to reduce their per share exercise price by the $10.00 amount of the special dividend. The per share exercise price of options or rights that were vested on or prior to December 31, 2004 was not adjusted and the holder will receive the $10.00 special dividend amount upon exercise of the option or right.
Stock Ownership Table
This table shows the number and percentage of shares of Cablevision NY Group Class A common stock (“CNYG Class A Stock”) and Cablevision NY Group Class B common stock (“CNYG Class B Stock”) owned of record and beneficially as of April 17, 2007 by each director and each executive officer of the Company named in the summary compensation table. The table also shows the name, address and the number and percentage of shares owned by persons beneficially owning more than five (5%) percent of any class based upon filings made by those persons with the Securities and Exchange Commission on or prior to April 17, 2007.

				Combined
				Voting Power
				of all Classes
				of Stock
	Title of	Beneficial	Percent	Beneficially
Name and Address	Stock Class (1)	Ownership (1)(2)	of Class	Owned (1)(2)
Dolan Family Group (3) 340 Crossways Park Drive	CNYG Class A Stock	6,850,817	3.0%	74.2%
Woodbury, NY 11797	CNYG Class B Stock	63,327,303	100%
Charles F. Dolan (3)(4)(12) 1111 Stewart Avenue	CNYG Class A Stock	2,126,225	*	30.1%
Bethpage, NY 11714	CNYG Class B Stock	25,741,059	40.6%
Helen A. Dolan (3)(5) 1111 Stewart Avenue	CNYG Class A Stock	2,126,225	*	30.1%
Bethpage, NY 11714	CNYG Class B Stock	25,741,059	40.6%

				Combined
				Voting Power
				of all Classes
				of Stock
	Title of	Beneficial	Percent	Beneficially
Name and Address	Stock Class (1)	Ownership (1)(2)	of Class	Owned (1)(2)
GAMCO Investors, Inc.(6)	CNYG Class A Stock	19,510,500	8.5%	2.3%
GAMCO Asset Management Inc. (6) One Corporate Center
Rye, NY 10580	CNYG Class B Stock	—	—
ClearBridge Advisors, LLC (7)	CNYG Class A Stock	32,123,593	14.0%	3.7%
ClearBridge Asset Management, Inc. (7)	CNYG Class B Stock	—	—
Smith Barney Fund Management LLC (7) 399 Park Avenue
New York, NY 10022
James L. Dolan(3)(8)(9)	CNYG Class A Stock	1,177,611	*	*
	CNYG Class B Stock	—	—
Hank J. Ratner (9)(10)	CNYG Class A Stock	1,057,429	*	*
	CNYG Class B Stock	—	—
Thomas M. Rutledge (9)	CNYG Class A Stock	764,275	*	*
	CNYG Class B Stock	—	—
Michael P. Huseby(9)	CNYG Class A Stock	85,968	*	*
	CNYG Class B Stock	—	—
Patrick F. Dolan(3)(9)(11)	CNYG Class A Stock	117,062	*	*
	CNYG Class B Stock	—	—
Rand V. Araskog(12)(13)	CNYG Class A Stock	58,000	*	*
	CNYG Class B Stock	—	—
Frank J. Biondi (12)(13)	CNYG Class A Stock	8,230	*	*
	CNYG Class B Stock	—	—
Grover C. Brown (12)(13)	CNYG Class A Stock	—	*	*
	CNYG Class B Stock	—	—
Zachary W. Carter(12)(13)	CNYG Class A Stock	—	*	*
	CNYG Class B Stock	—	—
Charles D. Ferris(12)(13)	CNYG Class A Stock	111,912	*	*
	CNYG Class B Stock	—	—
Richard H. Hochman(12)(13)	CNYG Class A Stock	118,894	*	*
	CNYG Class B Stock	—	—
Victor Oristano(12)(13)	CNYG Class A Stock	57,669	*	*
	CNYG Class B Stock	—	—
Thomas V. Reifenheiser(12)(13)	CNYG Class A Stock	46,000	*	*
	CNYG Class B Stock	—	—
John R. Ryan(12)(13)	CNYG Class A Stock	46,000	*	*
	CNYG Class B Stock	—	—
Brian G. Sweeney(3)(9)(14)	CNYG Class A Stock	103,754	*	*
	CNYG Class B Stock	—	—
Vincent Tese(12)(13)	CNYG Class A Stock	70,432	*	*
	CNYG Class B Stock	—	—
Leonard Tow(12)(13)	CNYG Class A Stock	8,000	*	*
	CNYG Class B Stock	—	—
Marianne Dolan Weber(3) (12)(13) 1111 Stewart Avenue	CNYG Class A Stock	14,381	*	*
Bethpage, NY 11714	CNYG Class B Stock	—	—
All executive officers and directors as a group (24) persons (3)(4)(8)(9)(10)(11)(12)(13)(14)	CNYG Class A Stock	6,375,787	2.8%	30.6%
	CNYG Class B Stock	25,741,059	40.6%
Paul J. Dolan(3)(15) 100 Corporate Place, Suite 150	CNYG Class A Stock	826,438	*	17.9%
Chardon, OH 44024	CNYG Class B Stock	15,362,683	24.3%

				Combined
				Voting Power
				of all Classes
				of Stock
	Title of	Beneficial	Percent	Beneficially
Name and Address	Stock Class (1)	Ownership (1)(2)	of Class	Owned (1)(2)
Kathleen M. Dolan (3)(16) 1111 Stewart Avenue	CNYG Class A Stock	1,091,299	*	35.0%
Bethpage, NY 11714	CNYG Class B Stock	30,096,220	47.5%
Mary S. Dolan(3)(17) 300 So. Riverside
Plaza, Suite 1480	CNYG Class A Stock	413,499	*	8.4%
Chicago, IL 60606	CNYG Class B Stock	7,219,987	11.4%
Deborah A. Dolan-Sweeney (3)(18) 1111 Stewart Avenue	CNYG Class A Stock	103,754	*	*
Bethpage, NY 11714	CNYG Class B Stock	—	—
Matthew J. Dolan(3)(19) 231 Main Street
Court House Annex	CNYG Class A Stock	354,853	*	8.5%
Chardon, OH 44024	CNYG Class B Stock	7,271,042	11.5%
Dolan Family LLC(3)(20) 340 Crossways Park Drive	CNYG Class A Stock	—	—	9.2%
Woodbury, NY 11797	CNYG Class B Stock	7,977,325	12.6%
Charles F. Dolan 2001 Family Trust (3) 340 Crossways Park Drive	CNYG Class A Stock	319,086	*	8.7%
Woodbury, NY 11797	CNYG Class B Stock	7,490,024	11.8%
Lawrence J. Dolan(3)(21) Jacobs Field 2401 Ontario St.,	CNYG Class A Stock	344,086	*	8.7%
Cleveland, Ohio 44115	CNYG Class B Stock	7,490,024	11.8%
David M. Dolan(3)(22) 7 Glenmaro Lane	CNYG Class A Stock	1,562,945	*	8.9%
St. Louis, MO 63131	CNYG Class B Stock	7,490,024	11.8%

*	Less than 1%

(1)	Beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to the security through any contract, arrangement, understanding, and relationship or otherwise. Unless indicated, beneficial ownership disclosed consists of sole voting and investment power. Beneficial ownership of CNYG Class A Stock is exclusive of the shares of CNYG Class A Stock that are issuable upon conversion of shares of CNYG Class B Stock.

(2)	Shares of CNYG Class B Stock are convertible into shares of CNYG Class A Stock at the option of the holder on a share for share basis. The holder of one share of CNYG Class A Stock has one vote per share at a meeting of our stockholders and the holder of one share of CNYG Class B Stock has 10 votes per share at a meeting of our stockholders, except in the separate elections of directors. Holders of CNYG Class A Stock have the right to elect 25% of the Board rounded up to the nearest whole director and the holders of CNYG Class B Stock have the right to elect the remaining members of the Board.

(3)	Members of the Dolan family have formed a “group” for purposes of Section 13D of the Securities and Exchange Act of 1934. The members of this group (the “Group Members”) are: Charles F. Dolan; Helen A. Dolan; James L. Dolan; Thomas C. Dolan; Patrick F. Dolan; Kathleen M. Dolan, individually and as a Trustee of the Dolan Descendants Trust, the Dolan Grandchildren Trust, the Dolan Spouse Trust, and the Dolan Progeny Trust (collectively, the “Family Trusts”), the DC James Trust, the DC Thomas Trust, the DC Patrick Trust, the DC Kathleen Trust, the DC Deborah Trust, the DC Marianne Trust, the CFD Trust No. 1, the CFD Trust No. 2, the CFD Trust No. 3, the CFD Trust No. 4, the CFD Trust No. 5 and the CFD Trust No. 6 and as sole Trustee of the Marissa Waller 1989 Trust, the Charles Dolan 1989 Trust (for the benefit of Charles P. Dolan), the Ryan Dolan 1989 Trust and the Tara Dolan 1989 Trust; Marianne Dolan Weber; Deborah A. Dolan-Sweeney; Lawrence J. Dolan, as a Trustee of the Charles F. Dolan 2001 Family Trust (the “2001 Trust”); David M. Dolan, as Trustee of the 2001 Trust; Paul J. Dolan, as a Trustee of each of the Family Trusts, the DC Kathleen Trust, the DC James Trust, the CFD Trust No. 1 and the CFD Trust No. 6, and as Trustee of the CFD Trust No. 10; Matthew J. Dolan, as a Trustee of the DC Marianne Trust, the DC Thomas Trust, the CFD Trust No. 3 and the CFD Trust No. 5; Mary S. Dolan, as a Trustee of the DC Deborah Trust, the DC Patrick

Trust, the CFD Trust No. 2 and the CFD Trust No. 4; and Dolan Family LLC, a limited liability company. The Group Members may be deemed to beneficially own an aggregate of 70,178,120 shares of CNYG Class A Stock as a result of their beneficial ownership of (i) 6,850,817 shares of CNYG Class A Stock (including 1,090,353 shares of restricted stock and 918,176 shares of CNYG Class A Stock issuable upon the exercise of options granted pursuant to the Company’s Employee Stock Plan, which on April 17, 2007, were unexercised but were exercisable within a period of 60 days) and (ii) 63,327,303 shares of CNYG Class A Stock issuable upon conversion of an equal number of shares of CNYG Class B Stock. See footnotes: (4),(5),(8) and (10) through (22).

(4)	Charles F. Dolan may be deemed to have the sole power to vote or direct the vote of and to dispose of or to direct the disposition of 1,675 shares of CNYG Class A Stock owned personally, 458,000 shares of restricted stock and 25,741,059 shares of CNYG Class A Stock issuable upon conversion of an equal number of shares of CNYG Class B Stock and the shared power to vote or direct the vote of and to dispose of or direct the disposition of 1,189,350 shares of CNYG Class A Stock owned by the Dolan Family Foundation of which he disclaims beneficial ownership. Charles F. Dolan has pledged 4,200,000 shares of CNYG Class B Stock as collateral for a revolving loan agreement.

(5)	Helen A. Dolan holds no Cablevision NY Group securities directly. She may be deemed to have the shared power to vote or direct the vote of and to dispose of or direct the disposition of 1,189,350 shares of CNYG Class A Stock owned by the Dolan Family Foundation, of which she is a member and 936,875 shares of CNYG Class A Stock (including 458,000 shares of restricted stock and 477,200 shares of CNYG Class A Stock issuable upon exercise of options which on April 17, 2007 were unexercised but were exercisable within a period of 60 days) and 25,741,059 shares of CNYG Class A Stock issuable upon conversion of an equal number of shares of CNYG Class B Stock owned by Charles F. Dolan personally. She disclaims beneficial ownership of all such securities.

(6)	The Company has been informed that certain operating subsidiaries of GAMCO Investors, Inc. (“GBL”) beneficially held, or exercise investment discretion over various institutional accounts which beneficially held as of January 16, 2007, an aggregate of 19,510,500 shares of CNYG Class A Stock. GAMCO Asset Management, Inc. (“GAMCO “) an investment advisor registered under the Investment Advisors Act of 1940, as amended, and a wholly-owned subsidiary of GBL, held sole dispositive power over 11,600,810 shares of CNYG Class A Stock and sole voting power over 11,222,647 shares of CNYG Class A Stock.

(7)	The Company has been informed that ClearBridge Advisors, LLC, ClearBridge Asset Management, Inc. and Smith Barney Fund Management LLC held as a group, in accordance with Rule 13d-1(b)(1)(ii)(J) of the Securities Exchange Act of 1934, shared voting and shared dispositive power over 32,123,593 shares of CNYG Class A Stock as of December 31, 2006.

(8)	James L. Dolan may be deemed to have the sole power to vote or direct the vote of and to dispose of or to direct the disposition of 215,958 shares of CNYG Class A Stock, 559,500 shares of restricted stock, 159 shares of CNYG Class A Stock held as custodian for a minor child and the shared power to vote or direct the vote of and to dispose of or direct the disposition of 27,328 shares of CNYG Class A Stock (including 10,600 of restricted stock and 7,001 shares of CNYG Class A Stock issuable upon exercise of options which on April 17, 2007 were unexercised but were exercisable within a period of 60 days) owned by his spouse. He disclaims beneficial ownership of 159 shares of CNYG Class A Stock held as custodian for a minor child and 27,328 shares of CNYG Class A Stock (including 10,600 of restricted stock and 7,001 shares of CNYG Class A Stock issuable upon exercise of options which on April 17, 2007 were unexercised but were exercisable within a period of 60 days) owned by his spouse.

(9)	Includes shares of CNYG Class A Stock issuable upon the exercise of options granted pursuant to the Company’s Employee Stock Plan, which on April 17, 2007, were unexercised but were exercisable within a period of 60 days. These amounts include the following number of shares of CNYG Class A Stock for the following individuals: Mr. Charles F. Dolan 477,200; Mr. James L. Dolan 374,666; Mr. Ratner 402,768; Mr. Rutledge 288,335; Mr. Patrick F. Dolan 26,244; Mr. Huseby 24,668; and Mr. Sweeney 25,065; all executive officers and directors as a group 1,708,353.

(10)	Includes 16,965 shares of CNYG Class A Stock owned jointly with his spouse and 159 shares of CNYG Class A Stock owned by Mr. Ratner’s son.

(11)	Patrick F. Dolan may be deemed to have the sole power to vote or direct the vote of and to dispose of or to direct the disposition 75,490 shares of CNYG Class A Stock and 14,100 shares of restricted stock and the shared power to vote or direct the vote of and to dispose of or to direct the disposition of 1,228 shares of CNYG Class A Stock owned by the Daniel P. Mucci Trust for which he serves as co-trustee. He disclaims beneficial ownership of the securities held by the Daniel P. Mucci Trust.

(12)	Includes shares of CNYG Class A Stock issuable upon the exercise of options granted pursuant to the Company’s Stock Plan for Non-Employee Directors. These amounts include the following number of shares of CNYG Class A Stock for the following individuals: Mr. Araskog 8,000; Mr. Biondi 8,000; Mr. Brown 0; Mr. Carter 0; Mr. Ferris 54,478; Mr. Hochman 50,098; Mr. Oristano 50,098; Mr. Reifenheiser 46,000; Mr. Ryan 46,000; Mr. Tese 50,098; Dr. Tow 8,000; and Ms. Dolan Weber 8,000.

(13)	Does not include restricted stock units granted under the Company’s Stock Plan for Non-Employee Directors. These amounts include the following number of restricted stock units for the following individuals: Mr. Araskog 3,563; Mr. Biondi 3,563; Mr. Brown 0; Mr. Carter 0; Mr. Ferris 7,312; Mr. Hochman 7,312; Mr. Oristano 7,312; Mr. Reifenheiser 7,312; Mr. Ryan 7,312; Mr. Tese 7,312; Dr. Tow 3,563; and Ms. Dolan Weber 3,563.

(14)	Includes 6,381 shares of CNYG Class A Stock owned directly by his spouse, Deborah A. Dolan-Sweeney. He disclaims beneficial ownership of the shares owned by his spouse.

(15)	Paul J. Dolan may be deemed to have the sole power to vote or direct the vote of and to dispose of or to direct the disposition 12,236 shares of CNYG Class A Stock held as custodian for minor children, 448,770 shares of CNYG Class A Stock owned by the CFD Trust No. 10 and shared power to vote or direct the vote of and to dispose of or direct the disposition of 14,429 shares of CNYG Class A Stock owned jointly with his spouse, an aggregate of 351,003 shares of CNYG Class A Stock owned by the CFD Trust Nos. 1 and 6, and an aggregate of 15,362,683 shares of CNYG Class A Stock issuable upon conversion of an equal number of shares of CNYG Class B Stock owned by the Family Trusts, Dolan Family LLC, the DC James Trust, the DC Kathleen Trust, the CFD Trust Nos. 1 and 6. He disclaims beneficial ownership of the 12,236 shares of CNYG Class A Stock held as custodian for minor children, 448,770 shares of CNYG Class A Stock owned by the CFD Trust No. 10, an aggregate of 351,003 shares of CNYG Class A Stock owned by the CFD Trust Nos. 1 and 6, and an aggregate of 15,362,683 shares of CNYG Class B Stock owned by the Family Trusts, Dolan Family LLC, the DC James Trust, the DC Kathleen Trust, the CFD Trust Nos. 1 and 6. See footnote (20) for a description of certain pledge arrangements.

(16)	Kathleen M. Dolan may be deemed to have the sole power to vote or direct the vote of and to dispose of or to direct the disposition of 6,381 shares of CNYG Class A Stock owned personally and an aggregate of 242,508 shares of CNYG Class A Stock issuable upon conversion of an equal number of shares of CNYG Class B Stock owned by the Charles Dolan 1989 Trust (for the benefit of Charles P. Dolan), the Ryan Dolan 1989 Trust, the Marissa Waller 1989 Trust and the Tara Dolan 1989 Trust, and the shared power to vote or direct the vote of and to dispose of or direct the disposition of 1,084,918 shares of CNYG Class A Stock owned by the CFD Trusts Nos. 1-6 and 29,853,712 shares of CNYG Class A Stock issuable upon conversion of an equal number of shares of CNYG Class B Stock owned by the Family Trusts, Dolan Family LLC, the DC James Trust, the DC Thomas Trust, the DC Patrick Trust, the DC Kathleen Trust, the DC Marianne Trust, the DC Deborah Trust and the CFD Trusts Nos. 1-6. She disclaims beneficial ownership of 1,084,918 shares of CNYG Class A Stock owned by the CFD Trusts Nos. 1-6 and 30,096,220 shares of CNYG Class A Stock issuable upon conversion of an equal number of shares of CNYG Class B Stock owned by the Family Trusts, Dolan Family LLC, the DC James Trust, the DC Thomas Trust, the DC Patrick Trust, the DC Kathleen Trust, the DC Marianne Trust, the DC Deborah Trust, the CFD Trusts Nos. 1-6, the Marissa Waller 1989 Trust, the Charles Dolan 1989 Trust (for the benefit of Charles P. Dolan), the Ryan Dolan 1989 Trust and the Tara Dolan 1989 Trust. See footnote (20) for a description of certain pledge arrangements.

(17)	Mary S. Dolan may be deemed to have the sole power to vote or direct the vote and to dispose of or direct the disposition of 6,750 shares of CNYG Class A Stock held as custodian for minor children and the shared power to vote or direct the vote of and to dispose of or direct the disposition of 23,837 shares of CNYG Class A Stock owned jointly with her spouse, an aggregate of 382,912 shares of CNYG Class A Stock owned by CFD Trust Nos. 2 and 4 and an aggregate of 7,219,987 shares of CNYG Class A Stock issuable upon conversion of an equal number of shares of CNYG Class B Stock owned by the DC Deborah Trust, DC Patrick Trust, and CFD Trust Nos. 2 and 4. She disclaims beneficial ownership of 6,750 shares of CNYG Class A Stock held as custodian for minor children, an aggregate of 382,912 shares of CNYG Class A Stock owned by CFD Trust Nos. 2 and 4 and an aggregate of 7,219,987 shares of CNYG Class A Stock issuable upon the conversion of CNYG Class B Stock owned by the DC Deborah Trust, the DC Patrick Trust, and CFD Trust Nos. 2 and 4.

(18)	Deborah A. Dolan-Sweeney may be deemed to have the sole power to vote or direct the vote of and to dispose of or to direct the disposition of 6,381 shares of CNYG Class A Stock owned personally, and the shared power to vote or direct the vote of and to dispose of or direct the disposition of 97,373 shares of CNYG Class A Stock (including 48,153 of restricted stock and 25,065 shares of CNYG Class A Stock issuable upon exercise of options which on April 17, 2007 were unexercised but were exercisable within a period of 60 days) owned by her spouse, Brian G. Sweeney. She disclaims beneficial ownership 97,373 shares of CNYG Class A Stock (including 48,153 of restricted stock and 25,065 shares of CNYG Class A Stock issuable upon exercise of options which on April 17, 2007 were unexercised but were exercisable within a period of 60 days) owned by her spouse.

(19)	Matthew J. Dolan may be deemed to have the sole power to vote or direct the vote of and to dispose of or to direct the disposition of 2,400 shares of CNYG Class A Stock owned personally and 1,450 shares of CNYG Class A Stock held as custodian for a minor child and the shared power to vote or direct the vote of and to dispose of or direct the disposition of an aggregate of 351,003 shares of CNYG Class A Stock owned by the CFD Trust Nos. 3 and 5 and 7,271,042 shares of CNYG Class A Stock issuable upon conversion of an equal number of shares of CNYG Class B Stock owned by the DC Marianne Trust, the DC Thomas Trust, and the CFD Trust Nos. 3 and 5. He disclaims beneficial ownership of 1,450 shares of CNYG Class A Stock held as custodian for a minor child, an aggregate of 351,003 shares of CNYG Class A Stock owned by the CFD Trust Nos. 3 and 5 and an aggregate of 7,271,042 shares of CNYG Class A Stock issuable upon conversion of an equal number of shares of CNYG Class B Stock owned by the DC Marianne Trust, the DC Thomas Trust, and the CFD Trust Nos. 3 and 5.

(20)	Dolan Family LLC has pledged 7,977,325 shares of CNYG Class B Stock to Bear, Stearns International Limited (“Bear Stearns”) as collateral to secure its obligations under a variable pre-paid forward contract with Bear Stearns with respect to an aggregate of 7,977,325 shares of CNYG Class A Stock (the “Forward Transaction”) beneficially owned by Dolan Family LLC. The Forward Transaction has matured and the settlement dates have passed without settlement. Under the terms of the Forward Transaction collateral arrangements, Dolan Family LLC (or its members) retains the right to vote the pledged shares. Bear Stearns has agreed that if it realizes on the pledge it will convert the CNYG Class B Stock to CNYG Class A Stock.

(21)	Lawrence J. Dolan may be deemed to have the shared power to vote or direct the vote of and to dispose of or direct the disposition of 25,000 shares of CNYG Class A Stock owned jointly with his spouse, 319,086 shares of CNYG Class A Stock owned by the 2001 Trust and 7,490,024 shares of CNYG Class A Stock issuable upon conversion of an equal number of shares of CNYG Class B Stock owned by the 2001 Trust. He disclaims beneficial ownership of 319,086 shares of CNYG Class A Stock owned by the 2001 Trust and 7,490,024 shares of CNYG Class A Stock issuable upon conversion of an equal number of shares of CNYG Class B Stock owned by the 2001 Trust.

(22)	David M. Dolan may be deemed to have the sole power to vote or direct the vote of and to dispose of or to direct the disposition of 25,036 shares of CNYG Class A Stock owned by the David M. Dolan Revocable Trust and 1,196,823 shares of CNYG Class A Stock owned by the Charles F. Dolan Charitable Remainder Trust and the shared power to vote or direct the vote of and to dispose of or direct the disposition of 21,000 shares of CNYG Class A Stock owned by the Ann H. Dolan Revocable Trust, 1,000 shares of CNYG Class A Stock held by his spouse as custodian for a minor child, 319,086 shares of CNYG Class A Stock owned by the 2001 Trust, and 7,490,024 shares of CNYG Class A Stock issuable upon conversion of an equal number of shares of CNYG Class B Stock owned by the 2001 Trust. He disclaims beneficial ownership of 1,196,823 shares of CNYG Class A Stock owned by the Charles F. Dolan Charitable Remainder Trust, 21,000 shares of CNYG Class A Stock owned by the Ann H. Dolan Revocable Trust, 1,000 shares of CNYG Class A Stock held by his spouse as custodian for a minor child, 319,086 shares of CNYG Class A Stock owned by the 2001 Trust, and 7,490,024 shares of CNYG Class A Stock issuable upon conversion of an equal number of shares of CNYG Class B Stock owned by the 2001 Trust.
The Dolan family interests (other than Charles F. Dolan and certain trusts) have agreed with the Company that in the case of any sale or disposition by Dolan family interests (other than Charles F. Dolan and certain trusts) of shares of Class B common stock to a holder other than Charles F. Dolan or Dolan family interests, the Class B common stock will be converted on the basis of one share of Class A common stock for each share of Class B common stock.
Charles F. Dolan, members of his family and related family entities, by virtue of their ownership of Class B common stock, are able collectively to control stockholder decisions on matters in which holders of Class A common stock and Class B common stock vote together as a class, and to elect up to 75% of the Company’s Board. In addition, Charles F. Dolan, members of the Dolan family and related family entities entered into a Class B Stockholders Agreement which has the effect of causing the voting power of these Class B stockholders to be cast as a block for the election of Class B directors and any change of control transaction. A purpose of this agreement is to consolidate the Dolan family control of the Company.

Registration Rights. The Company has granted to each of Charles F. Dolan, certain Dolan family interests and the Dolan Family Foundation the right to require the Company to register, at any time prior to the death of both Mr. Dolan and his spouse, the shares of Class A common stock held by them provided that the shares requested to be registered shall have an aggregate market value of at least $3,000,000. There is no limitation on the number or frequency of the registrations that such parties can demand pursuant to the preceding sentence. After the death of both Mr. Dolan and his spouse, such parties will be permitted one additional registration. In addition, the Company has granted such parties “piggyback” rights pursuant to which they may require the Company to register their holdings of Class A common stock on any registration statement under the Act with respect to an offering by the Company or any security holder thereof (other than a registration statement on Form S-8 and S-4 or any successor form thereto).
The demand and “piggyback” registration rights referred to above are subject to certain limitations, which are intended to prevent undue interference with the Company’s ability to distribute securities.
Item 13.      Certain Relationships and Related Transactions, and Director Independence
Related Party Policy and Certain Transactions
The Company’s by-laws provide that it cannot make any investment in or advance (other than the payment of compensation for services rendered to the Company) to any Dolan Affiliate unless such investment or advance is approved by a special committee of the Board comprised of directors who are not officers or employees of the Company or its subsidiaries or directors or officers of the relevant Dolan Affiliate. A “Dolan Affiliate” is defined to include Charles F. Dolan, various trusts created by or for the benefit of Charles F. Dolan or members of his family or any other corporation, partnership, association or other organization owned or controlled by Charles F. Dolan or members of his family. In practice, the Board has followed a stricter policy on these types of transactions with members of the Dolan family, and generally refers all such transactions to the Independent Committee or the Compensation Committee for its approval. This policy does not cover the compensation of family members. Compensation of executive officers is subject to the approval of the Compensation Committee pursuant to the Compensation Committee’s charter.
Charles D. Ferris, a director of the Company, is a non-equity partner in the law firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C., which provides legal services to the Company and certain of its subsidiaries.
Since 2005, Charles Tese, the brother of Vincent Tese, has been employed by Madison Square Garden, L.P., a subsidiary of the Company, in a non-executive officer position. Mr. Charles Tese earned a salary of $101,258 and a bonus of $3,904 in 2006.
Patrick F. Dolan, a director of the Company and the President of News 12 Networks of the Company, earned a base salary of $245,000 and a bonus of $121,000 in 2006. The bonus was paid in 2007. Patrick F. Dolan is the son of Charles F. Dolan, the brother of James L. Dolan, Thomas C. Dolan and Marianne Dolan Weber and the brother-in-law of Brian G. Sweeney.
Brian G. Sweeney, a director of the Company and the Company’s Senior Vice President — eMedia, earned a base salary of $578,656 and a bonus of $405,000 in 2006. The bonus was paid in 2007. Mr. Sweeney is the son-in-law of Charles F. Dolan and the brother-in-law of James L. Dolan, Patrick F. Dolan, Thomas C. Dolan and Marianne Dolan Weber.
Thomas C. Dolan received 87,422 shares of restricted stock (that had been awarded to him in 2003), which had vested, on March 10, 2007. Thomas C. Dolan is the son of Charles F. Dolan, the brother of James L. Dolan, Patrick F. Dolan and Marianne Dolan Weber and the brother-in-law of Brian G. Sweeney.
Rosemary E. Aigner is employed by the Company as an executive secretary. Ms. Aigner is the mother-in-law of James L. Dolan. She earned a base salary (including overtime) of $86,284 and a bonus of $2,307 in 2006.

Kristin Aigner Dolan is a Senior Vice President of the Company. Ms. Dolan earned a base salary of $240,064 and a bonus of $144,000 in 2006. The bonus was paid in 2007. Kristin Aigner Dolan is the spouse of James L. Dolan, the daughter-in-law of Charles F. Dolan and the sister-in-law of Patrick F. Dolan, Thomas C. Dolan and Marianne Dolan Weber.
Edward Atwood is a Vice President Multimedia of the Company. Mr. Atwood earned a base salary of $224,701 and a bonus of $87,000. The bonus was paid in 2007. Mr. Atwood is the brother-in-law of Charles F. Dolan.
Each of Patrick F. Dolan, Brian G. Sweeney, Kristin Aigner Dolan and Edward Atwood also received long-term incentive awards in amounts equivalent to award amounts granted to other employees at the same respective grade level.
Messrs. James L. Dolan and Ratner each have outstanding $3 million interest free loans from the Company that were made in 2000 under the terms of their performance retention awards granted in 2000. See “Compensation Discussion and Analysis – Elements of In-Service Compensation – Long Term Incentives – Other Types of Awards.”
The Company previously subleased an aircraft to an entity owned by Charles F. Dolan (“Dolan entity”). That sublease terminated on December 14, 2004. During the term of the sublease the Company had the right, through an “interchange agreement,” to use the aircraft subleased by the Dolan entity, and the Dolan entity had the right to use a similar aircraft leased by the Company from an unrelated third party. The interchange agreement provided for the exchange of equal flight hours of usage on each party’s respective aircraft and reimbursement of certain related expense differentials between the two aircraft. At the time the sublease terminated, the interchange agreement was extended to permit the Dolan entity to continue using the Company’s aircraft until certain excess hours that had been used by the Company on the Dolan entity aircraft were used up through the exchange (or unless earlier terminated by either party at any time, with any then remaining unused hours reimbursed in accordance with the interchange agreement). The Dolan entity reimbursed the Company $25,589 for aircraft expense differentials with respect to hours used during 2006 under the extended interchange agreement. Due to a recalculation of flight hours available for use by the Dolan entity resulting from an inadvertent miscategorization of certain flights, the Dolan entity reimbursed the Company an additional $24,983 in connection with the extended interchange agreement. The extended interchange agreement expired in the first quarter of 2006.
In November 2006, the Company entered into time sharing agreements with each of Charles F. Dolan and James L. Dolan pursuant to which they may lease two specified aircraft from the Company for their personal use. The agreements provide for reimbursement to the Company for such usage at the maximum amount the Company legally may charge under Part 91 of the Federal Aviation Regulations (the “FAA Maximum Rate”). In 2006, Charles F. Dolan paid the Company $90,301 and James L. Dolan paid the Company $27,194 for the use of the two aircraft under these agreements. Charles F. Dolan and James L. Dolan have also voluntarily reimbursed the Company approximately $104,530 and $417,656, respectively, for certain additional personal use of the two aircraft at the FAA Maximum Rate. In addition, Charles F. Dolan reimbursed the Company $212,059 for two chartered flights on an aircraft owned by Madison Square Garden, L.P., a subsidiary of the Company. Charles F. Dolan has also voluntarily reimbursed the Company $133,776 for the expenses (not relating to Company aircraft) of personal guests that accompanied him to business events.
The Company has time sharing agreements with an entity owned by Charles F. Dolan pursuant to which that entity may use helicopters owned by the Company and reimburses the Company for the usage at the FAA Maximum Rate. That entity paid the Company $17,449 for usage of the helicopters in 2006. The

Company has an aircraft lease agreement with an entity owned by Patrick F. Dolan pursuant to which the Company may lease a helicopter owned by that entity and an aircraft lease agreement with an entity owned by Charles F. Dolan and Patrick F. Dolan pursuant to which the Company may lease an aircraft owned by that entity, in each case at a fixed hourly cost for Company usage, if any. The Company paid the entities $0 and $12,083, respectively, for usage of the aircraft in 2006. Under aircraft management agreements, the Company also provides aircraft management services for those aircraft for a monthly management fee and reimbursement of certain costs and expenses. The entities paid the Company $17,652 and $82,606, respectively, for management of the aircraft in 2006. The Company leases excess hangar space to an entity owned by Charles F. Dolan for a monthly fee. That entity paid the Company $10,601 for lease of the hangar space in 2006.
Certain cable television programming content is produced for a subsidiary of the Company by a production company, which is owned by members of the Dolan family, including Charles F. Dolan and James L. Dolan. The Company paid the production company $692,284 for its services in 2006.
In July 2005, PVI Virtual Media Services, LLC (“PVI”), a subsidiary of the Company, entered into an agreement with Game Craft LLC (“Game Craft”), an entity owned by Mark Sweeney, brother of Brian G. Sweeney, a director of the Company and the son-in-law of Charles F. Dolan and brother-in-law of James L. Dolan. The agreement provides that PVI license certain data collection and surface mapping technology from Game Craft for use by PVI in the creation, marketing and performance of certain virtual enhancements for televised golf events and pay Game Craft a 50% share of the net revenue generated by PVI from the sale of such enhancements. No amounts were paid by PVI to Game Craft in 2006, and the agreement expired on December 31, 2006.
In addition to the services described above, from time to time, certain other services, including employee services, of the Company are made available to members of the Dolan family and to entities owned by members of the Dolan family. It is the Company’s policy to receive reimbursement for the costs of these services. In 2006, the Company received $1,720,901 in reimbursements for the costs of these services.
Dolan Family Group Going Private Proposal
On October 8, 2006, the Company received a proposal from the Dolan Family Group (the “Dolan Family Group Proposal”) to acquire, at a purchase price of $27.00 per share in cash, all the outstanding shares of the Company’s common stock, except for the shares held by the Dolan Family Group. The Dolan Family Group Proposal contemplated that substantially all of the purchase price would be funded by the incurrence of additional indebtedness by Cablevision, CSC Holdings, Inc., Rainbow National Services LLC and several other subsidiaries of the Company.
Cablevision’s Board of Directors appointed a special transaction committee (the “Special Transaction Committee”) of independent directors, which consisted of Thomas V. Reifenheiser and Vice Admiral John R. Ryan USN (Ret.), to review the proposal. The Special Transaction Committee retained Willkie Farr & Gallagher LLP, as its legal counsel, and Lehman Brothers Inc. and Morgan Stanley, as financial advisors.
On January 12, 2007, the Special Transaction Committee received a letter from Charles F. Dolan and James L. Dolan, on behalf of members of the Dolan Family Group, outlining a revised proposal (the “Revised Proposal”) to acquire all of the outstanding shares of the common stock of Cablevision, except for the shares held by the Dolan Family Group, at a purchase price of $30.00 per share in cash. On January 16, 2007, the Special Transaction Committee delivered a letter to Charles F. Dolan and James L. Dolan, rejecting the Revised Proposal as inadequate.
If a going private transaction were to occur, the Dolan Family Group would acquire, directly or indirectly, all of the common stock of the Company and the other stockholders would receive cash or other consideration for their shares.
Conflicts of Interest
Charles F. Dolan and certain other principal officers of the Company and various affiliates of the Company are subject to certain conflicts of interest. These conflicts include, but are not limited to, the following:
Business Opportunities. Charles F. Dolan may from time to time be presented with business opportunities, which would be suitable for the Company and affiliates of the Company in which Mr. Dolan and his family have varying interests. Mr. Dolan has agreed that he will own and operate cable television systems only through the Company, except for cable television systems, which the Company elects not to acquire under its right of first refusal. Mr. Dolan will offer to the Company the opportunity to acquire or invest in any cable television system or franchise therefore or interest therein that is offered or available to him or his family interests. If a majority of the members of the Board, who are not employees of the Company or any of its affiliates (the “Independent Directors”) rejects such offer, Mr. Dolan or such family interests may acquire or invest in such cable television system or franchise therefore or interest therein individually or with others on terms no more favorable to Mr. Dolan than those offered to the Company. Mr. Dolan’s interests in companies other than the Company, may conflict with his interest in the Company.
Except for the limitations on the ownership and operation of cable television systems as described above, Mr. Dolan is not subject to any contractual limitations with respect to his other business activities and may engage in programming and other businesses related to cable television. A significant portion of Mr. Dolan’s time may be spent, from time to time, in the management of such affiliates. Mr. Dolan will devote as much of his time to the business of the Company as is reasonably required to fulfill the duties of his office. During 2006, substantially all of Mr. Dolan’s professional time was devoted to the business of the Company.
In the event that Charles F. Dolan or any Dolan family interest decides to offer (other than to any Dolan family interest or an entity affiliated with Mr. Dolan) for sale for his, her or its account any of his, her or its ownership interest in any cable television system or franchise therefore, he, she or it will (subject to the rights of third parties existing at such time) offer such interest to the Company. Mr. Dolan or such Dolan family interest may elect to require that, if the Company accepts such offer, up to one-half of the consideration for such interest would consist of shares of Class B common stock, which shares will be valued at the prevailing market price of the Class A common stock and the remainder would consist of shares of Class A common stock and/or cash. If a majority of the Independent Directors rejects such offer, Mr. Dolan or such Dolan family interest may sell such interest to third parties on terms no more favorable to such third parties than those offered to the Company. Neither Charles F. Dolan nor any family interest currently owns interests in any cable television system or franchise therefore, other than through the Company.
Director Independence
The Company’s Class A common stock is listed on the New York Stock Exchange. As a result, we are subject to the New York Stock Exchange’s corporate governance listing standards. However, a listed company that meets the New York Stock Exchange’s definition of “controlled company,” a company of which more than 50% of the voting power is held by a single entity or group, may elect not to comply with certain of these requirements. On March 19, 2004, the Class B stockholders who are members of the Dolan family and related family entities entered into a Stockholder Agreement relating, among other things, to the voting of their shares of our Class B common stock and filed a Schedule 13D with the Securities and Exchange Commission as a “group” under the rules of the Securities and Exchange Commission. As a result, we have satisfied the New York Stock Exchange’s definition of a “controlled company.” As a “controlled company”, we have the right to elect not to comply with the corporate governance rules of the New York Stock Exchange requiring: (i) a majority of independent directors on our Board; (ii) an independent corporate governance and nominating committee; and (iii) an independent compensation committee.
We have elected not to comply with the New York Stock Exchange requirement for a majority of independent directors on our Board and for a corporate governance and nominating committee because of our status as a “controlled company”. We do comply with the requirement for an independent compensation committee. Our Board elected not to comply with the requirement for a majority of independent directors on our Board because of our shareholder voting structure. Under the terms of our Amended and Restated Certificate of Incorporation, the holders of our Class B common stock have the right to elect 75% of the members of our Board and there is no requirement that any of those directors be independent or be chosen independently.
In determining director independence, the Board applies the independence standards of the New York Stock Exchange and affirmatively determines whether each director has any other material relationship with the Company. In applying its independence standards, the Board has determined that each of our non-employee directors is an “independent” member. In making the determination as to the independence of each director, the Board considered all relationships between that director and the Company and its affiliates and noted the following:

With respect to Richard Hochman, the Board considered the two existing relationships noted below and determined that they were not material and that Mr. Hochman was independent:
•	Since 1995, Charles F. Dolan, the Company’s Chairman, has had a personal investment in Regent Equity Partners, a limited partnership in which Mr. Hochman is one of the general partners. This investment has at all times represented less than 3% of the equity of Regent Equity Partners.

•	Since 1999, Charles F. Dolan has had a personal preferred stock investment in Danskin Inc. Mr. Hochman’s spouse has been the chief executive officer of Danskin Inc. since May 1999. Mr. Hochman, his spouse and Regent Equity Partners have had a substantial direct or indirect equity investment in Danskin Inc. since 1997. At December 31, 2006, Mr. and Mrs. Hochman, collectively, and Charles F. Dolan owned, directly or indirectly, approximately 11% and 6%, respectively, of the common equity of Danskin Inc. calculated on a fully diluted, as converted basis.
With respect to Vincent Tese, the Board considered one existing relationship noted below and determined that it was not material and that Mr. Tese was independent:
•	Since 2005, Charles Tese, the brother of Vincent Tese, has been employed by Madison Square Garden, L.P., a subsidiary of the Company, in a non-executive officer position. Mr. Charles Tese earned a salary of $101,258 and a bonus of $3,904 in 2006.
With respect to Victor Oristano, the Board considered one existing relationship noted below and determined that it was not material and that Mr. Oristano was independent:
•	Since 2004, Charles F. Dolan has had an investment in Reaction Biology Corp., a privately held technology company, in which Alda Limited Partners, a holding company of which Mr. Oristano is the founder and Chairman, has an investment. Matthew Oristano is the son of Victor Oristano and serves as the President and Chief Executive Officer of Alda Limited Partners and has served as Chairman of Reaction Biology since March 2004.
With respect to Charles Ferris, the Board considered one existing relationship noted below and determined that it was not material and that Mr. Ferris was independent:
•	Mr. Ferris is a non-equity partner in the law firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. In 2004, 2005 and 2006, the Company paid Mintz Levin approximately $3,282,600, $3,340,300 and $3,862,350, respectively, for legal services.
The Board has also determined that each member of our Audit Committee qualifies as “independent” under the independence standards of the Securities and Exchange Commission for audit committee members.
Item 14. Principal Accountant Fees and Services
The Company’s independent registered public accountants for the year ended December 31, 2006 were KPMG LLP. The audit committee of the Board of Directors has approved the retention of KPMG as the Company’s independent registered public accountants for 2007. The Company will ask its stockholders to ratify that appointment at the Company’s annual meeting of stockholders, although this ratification is not required.
The following table presents fees for services rendered by KPMG in 2005 and 2006.

	2005	2006
	(in thousands)
Audit Fees(1)	$9,660	$11,108
Audit Related Fees(2)	2,137	1,043
Tax Fees(3)	68	101
All Other Fees	—	—

Total Fees	$11,865	$12,252

(1)	Audit fees consisted of services for: (1) the audit of the Company’s annual financial statements for 2005 and 2006, (2) audits of internal control over financial reporting for 2005 and 2006 and (3) reviews of the interim financial statements included in the Company’s Quarterly Reports on Form 10-Q for 2005 and 2006. In addition, in 2006, audit fees included services related to the restatement of the Company’s 2005 and March 31, 2006 financial statements.

(2)	Audit related fees consisted principally of services relating to audits of certain subsidiary financial statements, audits of employee benefit plans, certain attestation services, consultation on financial accounting and reporting standards, and filings with the Securities and Exchange Commission.

(3)	Tax fees consisted of fees for tax consultation services. The amount shown as tax fees for 2005 also includes fees for tax compliance services.
The Audit Committee’s policy requires that the Audit Committee pre-approve audit and non-audit services performed by the independent registered public accounting firm. The Audit Committee may delegate its pre-approval authority to the Chairman or any other member of the Audit Committee. All of the services for which fees were disclosed under “Audit Related Fees” and “Tax Fees” in the table above were pre-approved under the Audit Committee’s pre-approval policy.
PART IV
Item 15.      Exhibits and Financial Statement Schedules
     (a) The following documents are filed as part of this report:
1.	Financial Statements.

Not applicable

2.	Financial Statement Schedules.

Not applicable

2.	Exhibits.

See the list of exhibits beginning on the following page.

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation of Cablevision Systems Corporation (incorporated herein by reference to Annex II to Cablevision Systems Corporation’s Proxy Statement, dated October 10, 2000, as supplemented, (the “2000 Proxy Statement”)).

3.2	Bylaws of Cablevision Systems Corporation (incorporated herein by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001).

3.3	Certificate of Incorporation of CSC Holdings, Inc. (incorporated herein by reference to Exhibits 3.1A(i) and 3.1A(ii) to CSC Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

3.4	Bylaws of CSC Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006).

3.5	Certificate of Amendment of Certificate of Incorporation of CSC Holdings, Inc., dated April 1, 1999 (incorporated herein by reference to Exhibit 3.1 of CSC Holdings’ Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999).

3.6	Certificate of Amendment of Certificate of Incorporation of CSC Holdings, Inc., dated April 1, 1999 (incorporated herein by reference to Exhibit 3.2 of CSC Holdings’ Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999).

3.7	Certificate of Designations for CSC Holdings, Inc. 10% Series A Exchangeable Participating Preferred Stock (incorporated herein by reference to Exhibit 10.13 to the 2002 10-K).

3.8	Certificate of Amendment of Certificate of Incorporation of CSC Holdings, Inc., dated April 19, 2006 (incorporated herein by reference to the Current Report on Form 8-K filed on April 21, 2006).

4.1	Indenture, dated August 15, 1997 relating to CSC Holdings’ $400,000,000 8-1/8% Senior Debentures due 2009 (incorporated herein by reference to CSC Holdings’ Registration Statement on Form S-4, Registration No. 333-38013).

4.2	Indenture, dated as of December 1, 1997 relating to CSC Holdings’ $500,000,000 7-7/8% Senior Notes due 2007 and $300,000,000 7-7/8% Senior Debentures due 2018 (incorporated by reference to Exhibit 4.4 to Cablevision Systems Corporation’s Registration Statement on Form S-4, dated January 20, 1998, File No. 333-44547).

4.3	Senior Indenture, dated as of July 1, 1998, relating to CSC Holdings, Inc.’s $500,000,000 7-1/4% Senor Notes due 2008 and $500,000,000 7-5/8% Senior Debentures due 2018 (incorporated by reference to Exhibit 4.1 to CSC Holdings’ Registration Statement on Form S-3, Registration No. 333-57407).

4.4	Indenture, dated as of July 1, 1999 relating to CSC Holdings $500,000,000 8-1/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-4 Registration No. 333-84449).

4.5	Indenture, dated as of March 22, 2001 relating to CSC Holdings $1,000,000,000 7-5/8% Senior Notes due 2011 (incorporated herein by reference to Exhibit 4.11 to Cablevision Systems Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION
4.6	Indenture, dated as of April 6, 2004 relating to Cablevision’s $1,000,000,000 8% Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004).

4.7	Indenture, dated as of April 6, 2004 relating to Cablevision’s $500,000,000 floating rate Senior Notes due 2009 (incorporated by reference to Exhibit 4.2 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004).

4.8	Indenture, dated as of April 6, 2004 relating to CSC Holdings’ $500,000,000 6-3/4% Senior Notes due 2012 (incorporated by reference to Exhibit 4.3 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004).

4.9	Indenture, dated as of August 20, 2004, relating to Rainbow National Services LLC’s and RNS Co-Issuer Corporation’s $300,000,000 8-3/4% Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004).

4.10	Indenture, dated as of August 20, 2004, relating to Rainbow National Services LLC’s and RNS Co-Issuer Corporation’s $500,000,000 10-3/8% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.2 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004).

10.1	Registration Rights Agreement, dated April 6, 2004 between CSC Holdings, Inc. and Citigroup Globalmarkets Inc., Banc of America Securities LLC, Bear, Stearns & Co. Inc, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wachovia Capital Markets, LLC Credit Lyonnais Securities (USA) Inc. and Harris Nesbitt Corp. (incorporated by reference to Exhibit 4.1 to CSC Holdings’ Registration Statement on Form S-4, Registration No. 33-124061).

10.2	Registration Rights Agreement between CSC Systems Company and CSC Holdings (incorporated herein by reference to Exhibit 10.1 of CSC Holdings’ Registration Statement on Form S-1, Registration No. 033-01936 (“CSC Holdings’ Form S-1”)).

10.3	Registration Rights Agreement between Cablevision Company and CSC Holdings (incorporated herein by reference to Exhibit 10.2 to CSC Holdings’ Form S-1).

10.4	Form of Right of First Refusal Agreement between Charles F. Dolan and CSC Holdings (incorporated herein by reference to Exhibit 10.4 to CSC Holdings’ Form S-1).

10.5	Interchange Agreement, dated as of March 1, 2002, by and between CSC Transport IV, Inc. and Sterling Aviation LLC. 2011 (incorporated herein by reference to Exhibit 10.5 to Cablevision Systems Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.6	Amendment to Interchange Agreement, dated as of March 17, 2004, by and between CSC Transport IV, Inc. and Sterling Aviation LLC. (incorporated herein by reference to Exhibit 10.6 to Cablevision Systems Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.7	Extension of Interchange Agreement, dated as of March 15, 2005, by and between CSC Transport IV, Inc. and Sterling Aviation LLC. (incorporated herein by reference to Exhibit 10.7 to Cablevision Systems Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION
10.8	Employment Agreement between Charles F. Dolan and CSC Holdings, dated January 27, 1986 (incorporated herein by reference to Exhibit 10.9 to CSC Holdings’ Form S-1).

10.9	Employment Agreement, dated as of April 29, 2003, between Cablevision Systems Corporation and James L. Dolan (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).

10.10	Amendment to Employment Arrangements between Cablevision Systems Corporation and James L. Dolan, dated March 2, 2005 (incorporated herein by reference to Exhibit 10.47 to the 2004 10-K).

10.11	Employment Agreement, dated as of June 11, 2003, between Cablevision Systems Corporation and Hank Ratner (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).

10.12	Amendment to Employment Arrangements between Cablevision Systems Corporation and Hank Ratner, dated March 2, 2005 (incorporated herein by reference to Exhibit 10.48 to the 2004 10-K).

10.13	Employment Agreement, dated as of June 23, 2003, between Cablevision Systems Corporation and Thomas Rutledge (incorporated by reference to Exhibit 10.1 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004).

10.14	Amendment to Employment Arrangements between Cablevision Systems Corporation and Thomas Rutledge, dated March 2, 2005 (incorporated herein by reference to Exhibit 10.49 to the 2004 10-K).

10.15	Letter Agreement, dated August 2, 2004, between Cablevision Systems Corporation and Michael Huseby (incorporated by reference to Exhibit 10.2 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004).

10.16	Amendment to Employment Arrangements between Cablevision Systems Corporation and Michael Huseby, dated March 2, 2005 (incorporated herein by reference to Exhibit 10.50 to the 2004 10-K).

10.17	Letter Agreement, dated April 28, 2006, between Cablevision Systems Corporation and Michael Huseby (incorporation herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

10.18	Letter Agreement, dated October 11, 2004, between Cablevision Systems Corporation and Wm. Keith Harper (incorporated by reference to Exhibit 10.3 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004).

10.19	Retirement Agreement, dated as of June 23, 2003 and Consulting Agreement as of January 3, 2004, between Cablevision Systems Corporation, CSC Holdings, Inc. and Sheila Mahony (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).

10.20	Amendment to Retirement Agreement, dated as of January 2, 2004, between Cablevision Systems Corporation, CSC Holdings, Inc. and Sheila Mahony (incorporated by reference to Exhibit 10.45 of the Annual Report on Form 10-K for fiscal year ended December 31, 2003).

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION
10.21	Employment Agreement, dated as of November 7, 2002, between CSC Holdings and William J. Bell (incorporated herein by reference to Exhibit (d)(3) to Cablevision Systems Corporation’s Schedule TO Tender Offer Statement, dated January 23, 2002).

10.22	Extension to Employment Agreement, dated as of March 12, 2004 and Consulting Agreement as of January 1, 2005, between CSC Holdings and William J. Bell (incorporated by reference to Exhibit 10.46 of the Annual Report on Form 10-K for fiscal year ended December 31, 2003).

10.23	Supplemental Benefit Plan of CSC Holdings (incorporated herein by reference to Exhibit 10.7 to CSC Holdings’ Form S-1).

10.24	Cablevision Systems Corporation Employee Stock Plan (incorporated herein by reference to Exhibit A to Cablevision Systems Corporation’s June 3, 2003 Proxy Statement).

10.25	Cablevision Systems Corporation 2006 Employee Stock Plan (incorporated herein by reference to Exhibit A to Cablevision System Corporation’s 2006 Proxy Statement).

10.26	Cablevision Systems Corporation Executive Performance Incentive Plan (incorporated herein by reference to Exhibit 10.24 to Cablevision Systems Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.27	Cablevision Systems Corporation Long-Term Incentive Plan (incorporated herein by reference to Exhibit B to Cablevision Systems Corporation’s June 3, 2003 Proxy Statement).

10.28	Cablevision Systems Corporation 2006 Cash Incentive Plan (incorporated herein by reference to Exhibit B to Cablevision System Corporation’s 2006 Proxy Statement).

10.29	Cablevision Systems Corporation Amended and Restated Stock Plan for Non-Employee Directors (incorporated herein by reference to Exhibit D to Cablevision Systems Corporation’s 2003 Proxy Statement).

10.30	Cablevision Systems Corporation 2006 Stock Plan for Non-Employee Directors (incorporated herein by reference to Exhibit C to Cablevision System Corporation’s 2006 Proxy Statement).

10.31	Cablevision CHOICE Severance Pay Plan (incorporated herein by reference to Exhibit 10.49 to the 2003 10-K).

10.32	Formation Agreement, dated as of June 22, 1997, among Rainbow Media Sports Holdings, Inc. and Fox Sports Net, LLC, attaching Partners) and Annex B (Partnership Agreement of National Sports Partners) (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K, filed April 1997).

10.33	Lease Agreement between Nassau Cable Business Trust, as Landlord and CSC Holdings, as Tenant, dated as of November 1, 1997 2007 (incorporated by reference to Exhibit 10.56 to Cablevision Systems Corporation’s Registration Statement on Form S-4, dated January 20, 1998, File No. 333-44547).

10.34	Amended and Restated Contribution and Merger Agreement, dated as of June 6, 1997, among Cablevision Systems Corporation, CSC Holdings, CSC Merger Corporation and TCI Communications, Inc. (incorporated by reference to Appendix A to Cablevision Systems Corporation’s Registration Statement on Form S-4, dated January 20, 1998, File No. 333-44547).

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION
10.35	Stockholders Agreement, dated as of March 4, 1998, by and among CSC Holdings, Tele-Communications, Inc., a Delaware corporation, the Class B Entities and the Investors (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, filed March 4, 1998).

10.36	Agreement and Plan of Merger, dated as of April 18, 2000, by and among CSC Holdings, Inc., Cablevision of Massachusetts, Inc., AT&T Corp. and AT&T CSC, Inc. (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K, filed on May 5, 2000).

10.37	Asset Exchange Agreement, dated as of April 18, 2000, by and among CSC Holdings, Inc., Cablevision of Brookline, L.P., Cablevision of Boston, Inc. and AT&T Corp. (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K, filed on May 5, 2000).

10.38	Letter Agreement, dated January 31, 2001, among Cablevision Systems Corporation, Rainbow Media Holdings, Inc., Metro-Goldwyn-Mayer Inc., American Movie Classics Holding Corporation, AMC II Holding Corporation, Bravo Holding Corporation, and Bravo II Holding Corporation (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed, February 5, 2001).

10.39	Agreement and Plan of Merger and Exchange, dated as of November 4, 2002, by and between Cablevision Systems Corporation, Bravo Holding Corporation, Bravo II Holding Corporation, Rainbow Media Group, LLC, National Broadcasting Company, Inc., NBC-Rainbow Holding, Inc. and Applause Acquisition Corporation (incorporated herein by reference to Exhibit 99.1 to Current Report on Form 8-K, filed November 6, 2002).

10.40	Purchase Agreement, dated as of June 27, 2003, by and among Rainbow Media Holdings, Inc., American Movie Classics III Holding Corporation, American Movie Classics IV Holding Corporation, IFC II Holding Corporation, IFC III Holding Corporation, Metro-Goldwyn-Mayer Inc., MGM Networks U.S. Inc and, solely for purposes of Sections 2.02(b), 2.02(c), 5.01, 10.05, 10.08 and 10.11, Cablevision Systems Corporation (incorporated by reference to Exhibit 10.38 of the Annual Report on Form 10-K for fiscal year ended December 31, 2003).

10.41	Registration Rights Agreement, dated as of July 18, 2003, between Cablevision Systems Corporation, and MGM Networks U.S. Inc. (incorporated by reference to Exhibit 10.39 of the Annual Report on Form 10-K for fiscal year ended December 31, 2003).

10.42	Purchase Agreement, dated as of December 12, 2003, by and among Fox Sports Net Bay Area Holdings, LLC, Fox Sports Net Chicago Holdings, LLC and Fox Sports Net, LLC and Regional Pacific Holdings II, LLC and Regional Chicago Holdings II, LLC (incorporated by reference to Exhibit 10.40 of the Annual Report on Form 10-K for fiscal year ended December 31, 2003).

10.43	Letter Agreement, dated as of January 12, 2004, between DTV Norwich, LLC, wholly-owned by George S. Blumenthal and Company, LLC and Rainbow MVDDS Company, LLC (incorporated by reference to Exhibit 10.43 of the Annual Report on Form 10-K for fiscal year ended December 31, 2003).

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION
10.44	Credit Agreement, dated as of February 24, 2006 among CSC Holdings, Inc., as the Company, certain subsidiaries of the company, as Restricted Subsidiaries, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Collateral Agent and L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers, Banc of Americas Securities LLC, Citigroup Global Markets Inc. and JPMorgan Securities, Inc., as Book Runners on the Revolving Credit Facility and the Term A Facility, Citibank, N.A., as Syndication Agent, and Credit Suisse, Bear Stearns Corporate Lending Inc., JPMorgan Securities, Inc. and Merrill Lynch Capital Corporation, as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.41 to Cablevision Systems Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.45	First Amendment, dated as of March 27, 2006, to the Credit Agreement, dated as of February 24, 2006, among CSC Holdings, Inc., as the Company, certain subsidiaries of the Company, as Restricted Subsidiaries, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Collateral Agent and L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers, Banc of Americas Securities LLC, Citigroup Global Markets Inc. and JPMorgan Securities, Inc., as Book Runners on the Revolving Credit Facility and the Term A Facility, Citibank, N.A., as Syndication Agent, and Credit Suisse, Bear Stearns Corporate Lending Inc., JPMorgan Securities, Inc. and Merrill Lynch Capital Corporation, as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

10.46	Second Amendment, dated as of March 29, 2006, to the Credit Agreement, dated as of February 24, 2006, among CSC Holdings, Inc., as the Company, certain subsidiaries of the Company, as Restricted Subsidiaries, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Collateral Agent and L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers, Banc of Americas Securities LLC, Citigroup Global Markets Inc. and JPMorgan Securities, Inc., as Book Runners on the Revolving Credit Facility and the Term A Facility, Citibank, N.A., as Syndication Agent, and Credit Suisse, Bear Stearns Corporate Lending Inc., JPMorgan Securities, Inc. and Merrill Lynch Capital Corporation, as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

10.47	Incremental Term Supplement, dated as of March 29, 2006, among CSC Holdings, Inc., the banks party thereto, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

10.48	Pledge Agreement, dated as of February 24, 2006, among CSC Holdings, Inc., certain subsidiaries of CSC Holdings, Inc. as Pledgors and Bank of America, N.A. as Secured Party (incorporated herein by reference to Exhibit 10.42 to Cablevision Systems Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.49	Loan Agreement, dated as of August 20, 2004, among Rainbow National Services LLC, the Guarantors party thereto, Bank of America, N.A. as Syndication Agent, Credit Suisse First Boston, Citicorp North America, Inc. and Wachovia Bank, National Association as Co-Documentation Agents, JP Morgan Chase Bank as Administrative Agent and the other Credit Parties thereto (incorporated by reference to Exhibit 10.1 to Cablevision’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004).

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION
10.50	First Amendment, dated as of January 20, 2006, to the Loan Agreement, dated as of August 20, 2004, among Rainbow National Services LLC, the Guarantors party thereto, Bank of America, N.A. as Syndication Agent, Credit Suisse First Boston, Citicorp North America, Inc. and Wachovia Bank, National Association as Co-Documentation Agents, JP Morgan Chase Bank as Administrative Agent and the other Credit Parties thereto (incorporated herein by reference to Exhibit 10.44 to Cablevision Systems Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.51	Credit Agreement, dated as of July 5, 2006, among Rainbow National Services LLC, as Borrower, Rainbow Programming Holdings LLC and certain subsidiaries of RNS, as guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Book Runners, Bank of America, N.A., as Syndication Agent, and Credit Suisse, Citicorp North America, Inc. and Wachovia Bank, National Association as Co-Documentation Agents (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on April 21, 2006).

10.52	Pledge Agreement, dated as of July 5, 2006, among Rainbow National Services LLC, the Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Book Runners, Bank of America, N.A., as Syndication Agent, and Credit Suisse, Citicorp North America, Inc. and Wachovia Bank, National Association as Co-Documentation Agents.

10.53	Distribution and Transfer Agreement entered into as of February 18, 2005 by and among Rainbow Regional Holdings LLC, Fox Sports RPP Holdings, Inc., Rainbow National Sports Holdings LLC, Fox Sports Net National Network Holdings II, LLC, Rainbow Advertising Holdings LLC, Fox Sports Net National Ad Sales Holdings II, LLC, Rainbow Media Holdings, LLC, Fox Sports Net Bay Area Holdings, LLC, Regional Pacific Holdings II, LLC, Fox Sports Net Chicago Holdings, LLC, Fox Sports Net, Inc. and Exhibit B (Partnership Agreement of Pacific Regional Programming Partners) (incorporated herein by reference to Exhibit 10.44 to the 2004 10-K).

10.54	Satellite Sale Agreement between Rainbow DBS Company LLC and EchoStar Satellite LLC, dated January 20, 2005 (incorporated herein by reference to Exhibit 10.45 to the 2004 10-K).

10.55	Agreement between Cablevision Systems Corporation, Charles F. Dolan and Thomas C. Dolan, dated March 8, 2005 (incorporated herein by reference to Exhibit 10.46 to the 2004 10-K).

10.56	Contract, dated November 21, 2004 between Lockheed Martin Corporation, acting through Lockheed Martin Commercial Space Systems and Rainbow DBS Company LLC. (Confidential portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.) (incorporated herein by reference to Exhibit 10.56 to the 2004 10-K).

10.57	Letter agreement amending the contract, dated November 21, 2004 between Lockheed Martin Corporation, acting through Lockheed Martin Commercial Space Systems and Rainbow DBS Company LLC (incorporated by reference to Exhibit 10.56.1 to Current Report on Form 8-K, filed June 6, 2005).

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION
10.58	Form of Nonqualified Stock Option Agreement (February 16, 2005) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed November 16, 2005).

10.59	Form of Restricted Shares Agreement (February 16, 2005) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed February 16, 2005).

10.60	Form of Two-Year Performance Award Agreement (February 16, 2005) (incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K, filed February 16, 2005).

10.61	Form of Three-Year Performance Award Agreement (February 16, 2005) (incorporated herein by reference to Exhibit 10.4 to Current Report on Form 8-K, filed February 16, 2005).

10.62	Form of Deferred Compensation Agreement (February 16, 2005) (incorporated herein by reference to Exhibit 10.5 to Current Report on Form 8-K, filed February 16, 2005).

10.63	Form of Nonqualified Stock Option Agreement (November 7, 2005) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed November 7, 2005).

10.64	Form of Nonqualified Stock Option Agreement (Vesting Subject to Performance Metric) (November 7, 2005) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed November 7, 2005).

10.65	Form of Restricted Shares Agreement (November 7, 2005) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed November 7, 2005).

10.66	Form of Performance Award Agreement (November 7, 2005) (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K, filed November 7, 2005).

10.67	Form of Deferred Compensation Agreement (November 7, 2005) (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K, filed November 7, 2005).

10.68	Form of Nonqualified Stock Option Agreement (June 5, 2006) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed June 7, 2006).

10.69	Form of Restricted Shares Agreement (June 5, 2006) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed June 7, 2006).

10.70	Form of Restricted Shares Agreement (June 5, 2006) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed June 7, 2006).

10.71	Form of Stock Option and Restricted Stock Unit Agreement for Non-Employee Directors (June 5, 2006) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed June 7, 2006).

10.72	Summary of the Cablevision CHOICE Excess Savings Plan.

10.73	Summary of the Cablevision CHOICE Excess Cash Balance Plan.

10.74	Time Sharing Agreement, dated as of November 22, 2006 between CSC Transport IV, Inc. and Charles F. Dolan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed November 29, 2006).

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION
10.75	Time Sharing Agreement, dated as of November 22, 2006 between CSC Transport V, Inc. and Charles F. Dolan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed November 29, 2006).

10.76	Time Sharing Agreement, dated as of November 22, 2006 between CSC Transport IV, Inc. and James L. Dolan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed November 29, 2006).

10.77	Time Sharing Agreement, dated as of November 22, 2006 between CSC Transport V, Inc. and James L. Dolan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed November 29, 2006).

21	Subsidiaries of the Registrants.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	*	Section 302 Certification of the CEO.

31.2	*	Section 302 Certification of the CFO.

32	*	Section 1350 Certification of the CEO and CFO.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this amendment to the report to be signed on their behalf by the undersigned, thereunto duly authorized on the 30th day of April, 2007.

Cablevision Systems Corporation CSC Holdings, Inc.
By:	/s/ Michael P. Huseby
Michael P. Huseby
Executive Vice President and Chief Financial Officer