Form 10-Q
period 2007-03-31
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS INC
filed 2007-05-10
CIK 1053112, 784681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

	Large accelerated filer				Accelerated filer				Non-accelerated filer

Cablevision Systems Corporation	Yes	☒	No	☐	Yes	☐	No	☐	Yes	☐	No	☐
CSC Holdings, Inc.	Yes	☐	No	☐	Yes	☐	No	☐	Yes	☒	No	☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Cablevision Systems Corporation	Yes	☐	No	☒
CSC Holdings, Inc.	Yes	☐	No	☒

Number of shares of common stock outstanding as of April 30, 2007:

Cablevision NY Group Class A Common Stock -	229,905,864
Cablevision NY Group Class B Common Stock -	63,327,303
CSC Holdings, Inc. Common Stock -	11,595,635

CSC Holdings, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format applicable to CSC Holdings, Inc.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I.  FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q for the period ended March 31, 2007 is separately filed by Cablevision Systems Corporation (“Cablevision”) and CSC Holdings, Inc. (“CSC Holdings” and collectively with Cablevision and their subsidiaries, the “Company” or “we”, “us” or “our”).

This Quarterly Report contains statements that constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995, including disclosures relating to the Proposed merger (as defined herein), restructuring charges, availability under credit facilities, levels of capital expenditures, sources of funds and funding requirements, among others.  Investors are cautioned that such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors.  Factors that may cause such differences to occur include, but are not limited to:

•                  With respect to the proposed merger (“Proposed Merger”) of Cablevision Systems Corporation into an entity owned by the members of the Dolan Family Group in which all of the outstanding shares of the Company’s common stock, except for the shares held by the Dolan Family Group, will be converted into $36.26 per share in cash: (1) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; (2) the outcome of any legal proceedings that have been or may be instituted against the Company and others, including following announcement of the Proposed Merger; (3) the inability to obtain shareholder approval or the failure to satisfy other conditions to completion of the Proposed Merger, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of other regulatory approvals; (4) the failure to obtain the necessary debt financing; (5) risks that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the Proposed Merger; (6) the ability to recognize the benefits of the Proposed Merger; (7) the amount of the costs, fees, expenses and charges related to the Proposed Merger and the actual terms of certain financings that will be obtained for the Proposed Merger; and (8) the impact of the substantial indebtedness incurred to finance the consummation of the Proposed Merger;

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

•                  the outcome of litigation and other proceedings, including the matters described under “Legal Matters” in the notes to our condensed consolidated financial statements;

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

Item 1.     Financial Statements

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$531,076	$548,862
Restricted cash	27,103	11,390
Accounts receivable, trade (less allowance for doubtful accounts of $16,587 and $17,345)	476,985	536,057
Prepaid expenses and other current assets	185,743	181,188
Feature film inventory, net	123,229	124,778
Deferred tax asset	286,199	184,032
Derivative contracts	58,174	81,140
Total current assets	1,688,509	1,667,447

Property, plant and equipment, net of accumulated depreciation of $6,474,195 and $6,257,078	3,608,121	3,714,842
Investments in affiliates	51,075	49,950
Notes and other receivables	32,794	29,659
Investment securities pledged as collateral	1,007,902	1,080,229
Other assets	82,868	80,273
Feature film inventory, net	370,356	375,700
Deferred carriage fees, net	168,147	174,377
Cable television franchises	731,848	731,848
Affiliation, broadcast and other agreements, net of accumulated amortization of $434,593 and $417,634	435,929	452,888
Other intangible assets, net of accumulated amortization of $84,087 and $77,795	320,234	325,298
Excess costs over fair value of net assets acquired	1,032,117	1,032,117
Deferred financing and other costs, net of accumulated amortization of $73,899 and $68,705	123,716	130,229
	$9,653,616	$9,844,857

See accompanying notes to
condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (cont’d)

(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2007	2006
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$401,647	$392,605
Accrued liabilities	956,547	1,025,342
Deferred revenue	140,104	162,956
Feature film and other contract obligations	120,558	122,362
Liabilities under derivative contracts	6,395	6,568
Bank debt	112,500	93,750
Collateralized indebtedness	74,695	102,268
Capital lease obligations	6,587	7,069
Notes payable	7,467	17,826
Senior notes and debentures	499,965	499,952
Total current liabilities	2,326,465	2,430,698

Feature film and other contract obligations	301,009	312,344
Deferred revenue	14,047	14,337
Deferred tax liability	148,102	73,724
Liabilities under derivative contracts	141,173	204,887
Other liabilities	317,122	333,973
Bank debt	4,884,250	4,898,750
Collateralized indebtedness	826,186	819,306
Senior notes and debentures	5,494,290	5,494,004
Senior subordinated notes and debentures	497,108	497,011
Notes payable	—	1,017
Capital lease obligations	52,842	54,389
Minority interests	45,410	49,670
Total liabilities	15,048,004	15,184,110
Commitments and contingencies
Stockholders’ Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	—	—
CNYG Class A Common Stock, $.01 par value, 800,000,000 shares authorized, 253,431,595 and 250,927,804 shares issued and 229,485,882 and 228,643,568 shares outstanding	2,534	2,509
CNYG Class B Common Stock, $.01 par value, 320,000,000 shares authorized, 63,327,303 and 63,736,814 shares issued and outstanding	633	637
RMG Class A Common Stock, $.01 par value, 600,000,000 shares authorized, none issued	—	—
RMG Class B Common Stock, $.01 par value, 160,000,000 shares authorized, none issued	—	—
Paid-in capital	75,605	57,083
Accumulated deficit	(5,051,458)	(5,027,473)
	(4,972,686)	(4,967,244)
Treasury stock, at cost (23,945,713 and 22,284,236 shares)	(409,752)	(360,059)
Accumulated other comprehensive loss	(11,950)	(11,950)
Total stockholders’ deficiency	(5,394,388)	(5,339,253)
	$9,653,616	$9,844,857

See accompanying notes to
condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2007 and 2006

(Dollars in thousands, except per share amounts)

(Unaudited)

	2007	2006
Revenues, net	$1,586,216	$1,409,358
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	748,398	670,207
Selling, general and administrative	373,802	358,704
Restructuring charges (credits)	1,329	(685)
Depreciation and amortization (including impairments)	286,686	277,405
	1,410,215	1,305,631
Operating income	176,001	103,727
Other income (expense):
Interest expense	(238,648)	(193,132)
Interest income	8,731	5,900
Equity in net income of affiliates	1,776	1,408
Write-off of deferred financing costs	—	(4,587)
Gain (loss) on investments, net	(72,986)	7,238
Gain (loss) on derivative contracts, net	65,119	(6,780)
Minority interests	(1,673)	(1,337)
Miscellaneous, net	656	183
	(237,025)	(191,107)
Loss from continuing operations before income taxes	(61,024)	(87,380)
Income tax benefit	29,707	32,658
Loss from continuing operations	(31,317)	(54,722)
Income (loss) from discontinued operations, net of taxes	5,484	(2,386)
Loss before cumulative effect of a change in accounting principle	(25,833)	(57,108)
Cumulative effect of a change in accounting principle, net of taxes	(443)	(862)
Net loss	$(26,276)	$(57,970)
Basic and diluted net loss per share:
Loss from continuing operations	$(0.11)	$(0.19)
Income (loss) from discontinued operations	$0.02	$(0.01)
Cumulative effect of a change in accounting principle	$—	$—
Net loss	$(0.09)	$(0.20)
Weighted average common shares (in thousands)	284,971	282,950

See accompanying notes to
condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2007 and 2006

(Dollars in thousands)

(Unaudited)

	2007	2006
Cash flows from operating activities:
Loss from continuing operations	$(31,317)	$(54,722)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	286,686	277,405
Equity in net income of affiliates	(1,776)	(1,408)
Minority interests	1,673	1,337
Investment securities received from a customer bankruptcy settlement	(466)	—
Unrealized loss (gain) on investments, net	72,986	(7,238)
Write-off of deferred financing costs	—	4,587
Unrealized gain on derivative contracts	(65,975)	(3,187)
Amortization of deferred financing costs, discounts on indebtedness and other deferred costs	20,295	19,957
Share-based compensation expense related to equity classified awards	15,115	13,529
Deferred income tax benefit	(31,832)	(36,378)
Amortization and write-off of feature film inventory	32,170	30,328
Provision for doubtful accounts	8,979	4,873
Changes in assets and liabilities	(69,668)	(81,767)
Net cash provided by operating activities	236,870	167,316
Cash flows from investing activities:
Capital expenditures	(156,294)	(272,396)
Proceeds from sale of equipment, net of costs of disposal	(83)	1,382
Decrease in investment securities and other investments	51	538
Decrease (increase) in restricted cash	(4,463)	1,508
Additions to other intangible assets	(1,228)	(975)
Net cash used in investing activities	(162,017)	(269,943)
Cash flows from financing activities:
Proceeds from bank debt	18,000	4,900,000
Repayment of bank debt	(13,750)	(1,657,500)
Proceeds from exercise of stock options	5,506	1,381
Proceeds from collateralized indebtedness	—	42,124
Repayment of collateralized indebtedness	—	(48,620)
Deemed repurchase of restricted stock	(49,693)	—
Dividend distribution related to exercise and vesting of equity based awards	(43,820)	—
Proceeds from derivative contracts	—	6,496
Payments on capital lease obligations and other debt	(2,029)	(2,175)
Additions to deferred financing and other costs	—	(40,517)
Distributions to minority partners	(5,933)	(7,436)
Net cash provided by (used in) financing activities	(91,719)	3,193,753
Net increase (decrease) in cash and cash equivalents from continuing operations	(16,866)	3,091,126
Cash flows of discontinued operations:
Net cash used in operating activities	(920)	(854)
Net cash provided by investing activities	—	3,912
Net effect of discontinued operations on cash and cash equivalents	(920)	3,058
Cash and cash equivalents at beginning of year	548,862	397,496
Cash and cash equivalents at end of period	$531,076	$3,491,680

See accompanying notes to
condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 1.                BUSINESS

Cablevision Systems Corporation and its majority-owned subsidiaries (“Cablevision” or the “Company”) own and operate cable television systems and through its wholly-owned subsidiary, Rainbow Media Holdings, LLC, have ownership interests in companies that produce and distribute national and regional entertainment and sports programming services, including Madison Square Garden, L.P.  The Company also owns companies that provide advertising sales services for the television industry, provide telephone service, and operate motion picture theaters.  The Company classifies its business interests into three reportable segments:  Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional cable television programming networks, including AMC, IFC, WE tv, fuse and the VOOM HD Networks; and Madison Square Garden, which owns and operates professional sports teams, regional television sports programming networks and an entertainment business.

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

The financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 presented in this Form 10-Q are unaudited; however, in the opinion of management, such financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The accompanying condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2007.

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

NOTE 3.                LOSS PER COMMON SHARE

Basic and diluted net loss per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Potential dilutive common shares are not included in the diluted computation as their effect would be antidilutive.

NOTE 4.                COMPREHENSIVE LOSS

The comprehensive loss, net of tax, for the three months ended March 31, 2007 and 2006 equals the net loss for the respective periods.

NOTE 5.                RECLASSIFICATIONS

The operating results of Fox Sports Net Chicago have been classified as discontinued operations in the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2006.

NOTE 6.                CASH FLOWS

For purposes of the condensed consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

During the three months ended March 31, 2007 and 2006, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Three Months Ended March 31,
	2007	2006
Non-Cash Investing and Financing Activities:
Continuing Operations
Capital lease obligations	$—	$11,751
Redemption of collateralized indebtedness with related prepaid forward contracts and stock	27,744	109,141
Redemption of collateralized indebtedness with related prepaid forward contracts	—	16,771
Discontinued Operations
Interest accrued on make whole payment obligation to Loral	1,034	—
Restricted cash and gain resulting from the FCC bond requirement waiver	11,250	—
Supplemental Data:
Cash interest paid - continuing operations	221,645	169,620
Income taxes paid, net	1,830	4,479

NOTE 7.                RECENTLY ADOPTED ACCOUNTING STANDARDS

In December 2006, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP 00-19-2”). FSP 00-19-2 provides guidance related to the accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate arrangement or included as a provision of a financial instrument or arrangement, should be separately recognized and measured in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies (“Statement No. 5”).  FSP 00-19-2 requires that if the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under such arrangement shall be included in the allocation of proceeds from the related financing transaction using the measurement guidance in Statement No. 5.  FSP 00-19-2 applies immediately to any registration payment arrangement entered into subsequent to the issuance of FSP 00-19-2.  For such arrangements entered into prior to the issuance of FSP 00-19-2, the guidance is effective for the Company as of January 1, 2007.  As a condition to the initial sale of CSC Holdings’ 6-3/4% Senior Notes due 2012, the Company entered into a registration rights agreement with the initial purchasers under which the Company agreed that it would file an exchange offer registration statement under the Securities Act with the Securities and Exchange Commission (“SEC”) and use its commercially reasonable best efforts to cause the exchange offer registration statement to be declared effective under the Securities Act.  If the exchange offer was not completed by May 11, 2005, the agreement provided for an increase of 1/4% per annum in the interest rate for the first 90 days after May 11, 2005 and an additional 1/4% per annum, up to a maximum of 1/2% per annum, at the beginning of each subsequent 90 day period that the exchange offer was not completed. Upon the completion of the exchange, the interest rate would revert to 6-3/4%.  In March 2007, the Company offered to exchange these notes for substantially identical publicly registered 6-3/4% Series B Senior Notes due 2012.  This exchange was completed on April 26, 2007.  In connection with the adoption of FSP 00-19-2 as of January 1, 2007, the Company recorded a charge of $443, net of tax, as a cumulative effect of a change in accounting principle representing the estimated fair value of the 1/2% penalty interest expected to be incurred under the registration rights agreement subsequent to January 1, 2007.

On January 1, 2007, the Company adopted FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109.  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in an income tax return.  The change in the net assets and liabilities recognized as a result of adopting the provisions of FIN 48 has been recorded as a charge of $442 to the opening balance of accumulated deficit.  See Note 11 for a discussion of the impact of the Company’s adoption of FIN 48.

In June 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF No. 06-3”), which addresses the income statement disclosures for taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and may include, but are not limited to, sales, use, value added, and some excise taxes.  The presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion No. 22.  In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant and can be done on an aggregate basis.  EITF No. 06-3 was effective January 1, 2007 for the Company.  For the three months ended March 31, 2007 and 2006, the amount of franchise fees included as a component of net revenue aggregated $27,066 and $24,128, respectively.

NOTE 8.                                                 DISCONTINUED OPERATIONS

In June 2006 and April 2005, respectively, the operations of the Fox Sports Net Chicago programming business and the Rainbow DBS satellite distribution business were shut down.  As a result, the operating results of these businesses, net of taxes, have been classified in the condensed consolidated statements of operations as discontinued operations for all periods presented.  Operating results of discontinued operations for the three months ended March 31, 2007 and 2006 are summarized below:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	Rainbow DBS distribution business	Fox Sports Net Chicago	Rainbow DBS distribution business	Total
Revenues, net	$—	$340	$—	$340
Income (loss) before income taxes	$9,296	(362)	$(3,677)	(4,039)
Income tax benefit (expense)	(3,812)	148	1,505	1,653
Net income (loss)	$5,484	$(214)	$(2,172)	$(2,386)

In March 2007, the Federal Communications Commission (“FCC”) waived the bond requirement previously submitted by Rainbow DBS Company LLC with respect to five Ka-band licenses.  These bonds were originally cash collateralized by the Company.  In connection with the shut down of the Rainbow DBS satellite distribution business in 2005, the Company recorded a loss related to the outstanding bonds since the Company believed it was not probable that Rainbow DBS would meet the required FCC milestones.  As a result of the waiver from the FCC, the Company has recorded a gain of $6,638, net of taxes, for the three months ended March 31, 2007.  The Company expects to receive the cash collateral of $11,250 in the second quarter of 2007.

For the three months ended March 31, 2006, the Company recorded losses, net of taxes, of $2,386, representing primarily adjustments related to the Rainbow DBS satellite distribution business.

NOTE 9.                INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Gross carrying amount of amortizable intangible assets
Affiliation relationships and affiliate agreements	$783,774	$783,774
Broadcast rights and other agreements	86,748	86,748
Season ticket holder relationships	75,005	75,005
Suite holder contracts and relationships	21,167	21,167
Advertiser relationships	104,071	104,071
Other intangibles	42,047	40,819
	1,112,812	1,111,584
Accumulated amortization
Affiliation relationships and affiliate agreements	382,180	366,888
Broadcast rights and other agreements	52,413	50,746
Season ticket holder relationships	11,390	10,027
Suite holder contracts and relationships	6,645	5,815
Advertiser relationships	45,688	42,814
Other intangibles	20,364	19,139
	518,680	495,429
Indefinite-lived intangible assets
Cable television franchises	731,848	731,848
Sports franchises	96,215	96,215
FCC licenses and other intangibles	11,936	11,936
Trademarks	53,880	53,880
Excess costs over the fair value of net assets acquired	1,032,117	1,032,117
	1,925,996	1,925,996

Total intangible assets, net	$2,520,128	$2,542,151

NOTE 10.              COLLATERALIZED INDEBTEDNESS

The following table summarizes the settlement of the Company’s collateralized indebtedness for the three months ended March 31, 2007.  The Company’s collateralized indebtedness obligations relating to shares of Charter Communications, Inc. were settled by delivering the underlying securities and the related equity derivative contracts.

Charter
Number of shares	1,241,486
Collateralized indebtedness settled	$(27,744)
Prepaid forward contracts	24,106
Fair value of underlying securities delivered	3,638
Net cash payment	$—

At March 31, 2007, the Company had collateralized indebtedness obligations of $74,695 that will mature during the next twelve months.  The Company intends to settle such obligations by delivering shares of the applicable stock and the related equity derivative contracts.

In the event of an early termination of any of these contracts, the Company would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of March 31, 2007, this early termination settlement amount totaled $1,142.

NOTE 11.              INCOME TAXES

The income tax benefit attributable to continuing operations for the three months ended March 31, 2007 of $29,707 differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to state taxes, a decrease in the valuation allowance of $2,518 relating to certain state net operating loss carry forwards, partially offset by tax expense of $2,122 relating to unrecognized tax benefits and accrued interest recorded pursuant to FIN 48, and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $1,592 and $1,988, respectively.

The income tax benefit attributable to continuing operations for the three months ended March 31, 2006 of $32,658 differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to state taxes, a decrease in the valuation allowance of $7,144 relating to certain state net operating loss carry forwards, partially offset by the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $726 and $2,544, respectively.

In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period.  The estimated annual effective tax rate is revised on a quarterly basis and therefore may be different from the rate used for a prior interim period.

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

The Company adopted the provisions of FIN 48 on January 1, 2007.  The cumulative effect of applying the provisions of FIN 48 resulted in a charge of $442 to the opening balance of the accumulated deficit.

As of January 1, 2007, the aggregate amount of unrecognized tax benefit was $10,353.  Such amount excludes deferred tax benefits and accrued interest.  The unrecognized tax benefit includes liabilities recognized as well as reductions in the deferred tax asset for net operating loss carry forwards for tax positions which either do not meet the more-likely-than-not recognition threshold or where the tax benefit is measured at an amount less than the tax benefit claimed or expected to be claimed on an income tax return.

The total amount of unrecognized tax benefit that, if recognized, would affect the effective tax rate is approximately $7,000 as of January 1, 2007.  In other words, if the unrecognized tax benefit, net of deferred tax benefits, were recognized, it would result in an income tax benefit of $7,000 in the Company’s condensed consolidated statement of operations.  Such amount reflects deferred tax benefit of $3,353 that would result from settlement of the uncertain tax positions at the amount of unrecognized tax benefit recorded, but excludes accrued interest.

Interest expense related to income tax liabilities recognized in accordance with the provisions of FIN 48 is included in income tax expense, consistent with the Company’s historical policy.  Interest expense of $922, net of deferred tax benefit of $378, has been recognized in the three month period ended March 31, 2007 and is included in the income tax benefit in the Company’s consolidated statement of operations.  At January 1, 2007, accrued interest on uncertain tax positions was $2,617 and was included in other current liabilities in the consolidated balance sheet.

As of January 1, 2007, the Company had a liability recorded with regard to the Ohio income tax audit for the year ended December 31, 2000 of $10,937, including accrued interest.  During the three month period ended March 31, 2007, the liability, including accrued interest, was increased by $3,327, resulting in additional income tax expense in the Company’s condensed consolidated statement of operations.  Such amount excludes the associated deferred tax benefit.  As of March 31, 2007, the liability relating to the Ohio income tax audit, including interest, was $14,264, reflecting management’s best judgment given the facts, circumstances, and information available at the balance sheet date.  In April 2007, the Company and representatives from the Ohio Department of Taxation agreed to settle the Ohio income tax audit for the tax year ended December 31, 2000 for $18,000, inclusive of interest.  Therefore, the Company will recognize additional income tax expense of $3,736, excluding deferred tax benefit, in the three month period ending June 30, 2007.

FIN 48 provides that subsequent changes in judgment should be based on new facts and circumstances and any resulting change in the amount of unrecognized tax benefit should be accounted for in the interim period in which the change occurs.

The Internal Revenue Service (“IRS”) is currently auditing the Company’s federal consolidated income tax returns for 2002 and 2003.  Management expects that the 2002-2003 audit will be completed during 2007.  In addition, management expects that the effect of the completion of this audit on the Company’s consolidated financial statements will not be significant.  The Company also expects that the IRS will begin its audit of its federal consolidated income tax returns for 2004 and 2005 later in 2007.

With a few exceptions, the Company is no longer subject to state and local income tax audits by taxing authorities for years before 2002.  The most significant jurisdictions in which the Company is required to file income tax returns include the state of New York, New Jersey and Connecticut and the city of New York.  The Company is currently under audit by the state of New York for 1999 through 2001.

Management does not believe that the resolution of the ongoing income tax examinations described above will have a material adverse impact on the financial position of the Company.  Settlement of tax uncertainties will be recognized in the interim period of settlement.

NOTE 12.              BENEFIT PLANS

Components of the net periodic pension cost, recorded primarily in selling, general and administrative expenses, for the Company’s qualified and non-qualified defined benefit and other postretirement plans for the three months ended March 31, 2007 and 2006, are as follows:

	Cablevision Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Postretirement Benefit Plan
	Three Months Ended March 31,
	2007	2006	2007	2006	2007	2006
Service cost	$8,078	$7,344	$1,252	$1,247	$104	$100
Interest cost	2,561	2,053	1,578	1,360	103	90
Expected return on plan assets	(2,914)	(2,471)	(1,103)	(921)	—	—
Recognized prior service cost (credit)	—	3	6	6	(33)	(33)
Recognized actuarial (gain) loss	—	—	65	157	(2)	(1)
Recognized transition (asset) obligation	—	—	(1)	(1)	—	—
Net periodic benefit cost	$7,725	$6,929	$1,797	$1,848	$172	$156

For the three months ended March 31, 2007, the Company contributed $43 to two non-contributory qualified defined benefit pension plans covering certain MSG union employees (“MSG Union Plans”), and currently expects to contribute $24,000 to the Cablevision Cash Balance Retirement Plan, $4,800 to the MSG non-contributory qualified defined benefit pension plan and an additional $277 to the MSG Union Plans in 2007.

NOTE 13.              LEGAL MATTERS

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

On December 28, 2005, a purported shareholder derivative complaint was filed in the U.S. District Court for the Eastern District of New York alleging that certain events during 2005, including those relating to the proposed special dividend, constituted breaches of fiduciary duty.  The action was brought derivatively on behalf of Cablevision and named as defendants each member of the Board of Directors.  The complaint sought unspecified damages and contribution and indemnification by the defendants for any claims asserted against Cablevision as a result of the alleged breaches.  The Eastern District of New York action was dismissed following settlement of the Nassau County actions, as set forth below.

On March 27, 2006, Cablevision entered into a memorandum of understanding with respect to the settlement of the actions pending in the New York Supreme Court for Nassau County relating to a proposed special dividend.  On April 7, 2006, Cablevision’s Board of Directors declared a special cash dividend of $10.00 per share which was paid on April 24, 2006 to holders of record at the close of business on April 18, 2006.  A hearing on the proposed settlement was held on September 25, 2006.  On January 5, 2007, the court signed an order approving the settlement and terminating the Nassau County actions.

Dolan Family Group 2006 Proposal

In October 2006, a number of shareholder class action lawsuits were filed against Cablevision and its individual directors in New York Supreme Court, Nassau County, relating to the October 8, 2006 offer by the Dolan Family Group to acquire all of the outstanding shares of Cablevision’s common stock, except for the shares held by the Dolan Family Group.  These lawsuits allege breaches of fiduciary duty and seek injunctive relief to prevent consummation of the proposed transaction and compensatory damages. (In addition, a similar claim was added to a shareholder derivative action involving claims for alleged options backdating that was pending in the District Court for the Eastern District of New York, which is described below under "Stock Option Related Matters.")  The New York Supreme Court ordered expedited discovery, which began in November 2006.  On January 12, 2007, the Special Transaction Committee of the Board (“Special Transaction Committee”) received a revised proposal from the Dolan Family Group to acquire all of the outstanding shares of common stock of Cablevision, except for the shares held by the Dolan Family Group.  On January 16, 2007, the Special Transaction Committee delivered a letter to Charles F. Dolan and James L. Dolan, rejecting as inadequate the revised proposal.  As discussed in Note 16, on May 2, 2007, Cablevision entered into a merger agreement pursuant to which the Dolan Family Group will obtain ownership of all of the common stock equity of Cablevision.  Lawyers representing shareholders in these lawsuits and in an action involving claims for alleged options backdating (that is also pending in the Nassau County Supreme Court) actively participated in the negotiations, which led to improvements to the financial terms of the transaction as well as significant contractual protections for shareholders.  The parties have agreed in principle to the dismissal of the pending going private litigation, subject to approval of a settlement by the Nassau County Supreme Court.

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

Contract Dispute

In September 2005, Loral filed an action against Cablevision and Rainbow DBS for breach of contract based on a letter agreement dated March 23, 2001 (“the Letter Agreement”) between Loral and Rainbow DBS.  Loral alleges that the sale of the Rainbow-1 satellite and related assets to EchoStar constituted a sale of “substantially all of the assets of Rainbow DBS” triggering a “Make Whole Payment” under the Letter Agreement of $33,000 plus interest.  A trial in this matter took place in January 2007 in New York Supreme Court for New York County.  On January 24, 2007, the jury returned a verdict finding that the EchoStar sale had triggered a Make Whole Payment under the Letter Agreement, requiring a payment to Loral of $50,898, including interest, which was accrued for as of December 31, 2006 and reflected as an expense in discontinued operations.  On March 12, 2007, judgment was entered against Cablevision and Rainbow DBS in the amount of $52,159.  Cablevision and Rainbow DBS filed a motion for judgment as a matter of law, or in the alternative for a new trial, which was denied by the court on March 30, 2007.  On April 27, 2007, the Company posted a cash collateralized bond in the amount of $52,159 and intends to appeal the judgment.

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

Stock Option Related Matters

The Company announced on August 8, 2006 that, based on a voluntary review of its past practices in connection with grants of stock options and stock appreciation rights (“SARs”), it had determined that the grant date and exercise price assigned to a number of its stock option and SAR grants during the 1997-2002 period did not correspond to the actual grant date and the fair market value of Cablevision’s common stock on the actual grant date.  The review was conducted with a law firm that was not previously involved with the Company’s stock option plans.  The Company has advised the SEC and the U.S. Attorney’s Office for the Eastern District of New York of these matters and each has commenced an investigation.  The Company received a grand jury subpoena from the U.S. Attorney’s Office for the Eastern District of New York seeking documents related to the stock options issues.  The Company received a document request from the SEC relating to its informal investigation into these matters.  The Company continues to fully cooperate with such investigations.

In addition, in August, September and October 2006, purported derivative lawsuits (including one purported combined derivative and class action lawsuit) relating to the Company’s past stock option and SAR grants were filed in New York State Supreme Court for Nassau County, the United States District Court for the Eastern District of New York, and Delaware Chancery Court for New Castle County, by parties identifying themselves as shareholders of Cablevision purporting to act on behalf of Cablevision.  These lawsuits named as defendants certain present and former members of Cablevision’s Board of Directors and certain present and former executive officers, alleging breaches of fiduciary duty and unjust enrichment relating to practices with respect to the dating of stock options, recordation and accounting for stock options, financial statements and SEC filings, and alleged violation of IRC 162(m).  In addition, certain of these lawsuits asserted claims under Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Section 304 of the Sarbanes-Oxley Act.  The lawsuits sought damages from all defendants, disgorgement from the officer defendants, declaratory relief, and equitable relief, including rescission of the 2006 Employee Stock Plan and voiding of the election of the director defendants.  On October 27, 2006, the Board of Directors of Cablevision appointed Grover C. Brown and Zachary W. Carter as directors and, on the same date, appointed Messrs. Brown and Carter to a newly formed special litigation committee (“SLC”) of the Board.  The SLC was directed by the Board to review and analyze the facts and circumstances surrounding these claims, which purport to have been brought derivatively on behalf of the Company, and to consider and determine whether or not prosecution of such claims is in the best interests of the Company and its shareholders, and what actions the Company should take with respect to the cases.  The SLC, through its counsel, filed motions in all three courts to intervene and to stay all proceedings until completion of the SLC’s independent investigation of the claims raised in these actions.  The Delaware action subsequently was voluntarily dismissed without prejudice by the plaintiff.  The actions pending in Nassau County have been consolidated and a single amended complaint has been filed in that jurisdiction. Similarly, the actions pending in the Eastern District of New York have been consolidated and a single amended complaint has been filed in that jurisdiction.  Both the Nassau County action and the Eastern District of New York action assert derivative claims on behalf of the Company as well as direct claims on behalf of Cablevision shareholders relating to the Company’s past stock option and SAR grants.  On November 14, 2006, the trial court in the Nassau County action denied the SLC’s motion for a stay of proceedings and ordered expedited discovery.  The Appellate Division of the New York State Supreme Court subsequently stayed all proceedings in the Nassau County action (including all discovery) pending the SLC’s appeal of the denial of its stay motion.  The SLC’s appeal has been fully submitted but has not been scheduled for oral argument.  In the Eastern District of New York action, the trial court has issued a stay of all proceedings until June 12, 2007.

As discussed in Note 16, on May 2, 2007, Cablevision entered into a merger agreement pursuant to which the Dolan Family Group will obtain ownership of all of the common stock equity of Cablevision.  Included in the $36.26 merger consideration to be provided to shareholders in the Proposed Merger is merger consideration payable in exchange for the surviving corporation's succeeding to Cablevision's and shareholders' rights in connection with claims involving alleged options backdating.

We have continued to incur substantial expenses for legal services in connection with the Company’s stock option related litigation and the investigations by the SEC and the U.S. Attorney’s Office for the Eastern District of New York.

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

NOTE 14.              SEGMENT INFORMATION

The Company classifies its business interests into three reportable segments: Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional television programming networks, including AMC, IFC, WE tv, fuse and the VOOM HD Networks; and Madison Square Garden, which owns and operates professional sports teams, regional television sports programming networks and an entertainment business.

The Company’s reportable segments are strategic business units that are managed separately.  The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income (loss) before depreciation and amortization (including impairments), share-based compensation expense or benefit and restructuring charges or credits), a non-GAAP measure.  The Company has presented the components that reconcile adjusted operating cash flow to operating income (loss), an accepted GAAP measure.  Information as to the operations of the Company’s business segments is set forth below.

	Three Months Ended March 31,
	2007	2006
Revenues, net from continuing operations
Telecommunications Services	$1,141,306	$993,283
Rainbow	230,050	206,417
Madison Square Garden	235,576	223,842
All other (a)	16,497	18,501
Intersegment eliminations	(37,213)	(32,685)
	$1,586,216	$1,409,358

Intersegment eliminations are primarily affiliate revenues recognized by our Rainbow and MSG segments from the sale of cable network programming to our Telecommunication Services segment.

	Three Months Ended March 31,
	2007	2006
Intersegment revenues
Telecommunications Services	$288	$434
Rainbow	10,599	8,928
Madison Square Garden	26,326	23,323
	$37,213	$32,685

Reconciliation (by Segment and in Total) of Adjusted Operating Cash Flow to Operating Income (Loss) from Continuing Operations

	Three Months Ended March 31,
	2007	2006
Adjusted operating cash flow from continuing operations
Telecommunications Services	$428,597	$381,642
Rainbow	49,022	27,776
Madison Square Garden	17,586	6,859
All other (b)	(13,556)	(19,399)
	$481,649	$396,878

	Three Months Ended March 31,
	2007	2006
Depreciation and amortization (including impairments) included in continuing operations
Telecommunications Services	$234,981	$222,728
Rainbow	25,924	26,496
Madison Square Garden	15,269	16,073
All other (b)	10,512	12,108
	$286,686	$277,405

	Three Months Ended March 31,
	2007	2006
Share-based compensation expense included in continuing operations
Telecommunications Services	$8,127	$7,661
Rainbow	5,753	5,263
Madison Square Garden	3,367	3,095
All other (b)	386	412
	$17,633	$16,431

	Three Months Ended March 31,
	2007	2006
Restructuring charges (credits) included in continuing operations
Telecommunications Services	$—	$—
Rainbow	1,566	—
Madison Square Garden	—	—
All other (b)	(237)	(685)
	$1,329	$(685)

	Three Months Ended March 31,
	2007	2006
Operating income (loss) from continuing operations
Telecommunications Services	$185,489	$151,253
Rainbow	15,779	(3,983)
Madison Square Garden	(1,050)	(12,309)
All other (b)	(24,217)	(31,234)
	$176,001	$103,727

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three Months Ended March 31,
	2007	2006
Operating income (loss) from continuing operations before income taxes
Total operating income for reportable segments	$200,218	$134,961
Other operating loss (b)	(24,217)	(31,234)
Operating income	176,001	103,727

Items excluded from operating income:
Interest expense	(238,648)	(193,132)
Interest income	8,731	5,900
Equity in net income of affiliates	1,776	1,408
Write-off of deferred financing costs	—	(4,587)
Gain (loss) on investments, net	(72,986)	7,238
Gain (loss) on derivative contracts, net	65,119	(6,780)
Minority interests	(1,673)	(1,337)
Miscellaneous, net	656	183
Loss from continuing operations before income taxes	$(61,024)	$(87,380)

(a)                      Represents net revenues of Clearview Cinemas and PVI Virtual Media.

(b)                     Principally includes unallocated corporate general and administrative costs, in addition to the operating results of Clearview Cinemas and PVI Virtual Media.  The 2006 period also includes costs allocated to Fox Sports Net Chicago that were not eliminated as a result of the shut down of that business.

	Three Months Ended March 31,
	2007	2006
Capital Expenditures
Telecommunications Services	$151,922	$266,756
Rainbow	2,025	847
Madison Square Garden	824	1,668
Corporate and other	1,523	3,125
	$156,294	$272,396

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States primarily concentrated in the New York metropolitan area.

Concentrations of Credit Risk

Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade receivables.  Cash is invested in money market funds and bank time deposits.  The Company’s cash investments are placed with money market funds or financial institutions that have received the highest rating awarded by Standard & Poor’s and Moody’s Investors Service.  The Company selects money market funds that predominately invest in marketable, direct obligations issued or guaranteed by the United States government or its agencies, commercial paper, fully collateralized repurchase agreements, certificates of deposit, banker’s acceptances and time deposits.  The Company did not have any customers that accounted for 10% or more of the Company’s consolidated net trade receivable balances or 10% or more of the Company’s consolidated net revenues at or for the three months ended March 31, 2007.

NOTE 15.              EQUITY PLANS

The following table summarizes activity for the Company’s restricted shares for the three months ended March 31, 2007:

	Number of Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant

Unvested award balance, December 31, 2006	8,108,639	$19.26
Granted	2,002,454	29.23
Awards vested	(4,123,805)	17.57
Forfeited	(258,224)	17.91
Unvested award balance, March 31, 2007	5,729,064	$24.03

The Company recognizes compensation expense for restricted shares and restricted stock units using a straight-line amortization method, based on the grant date price of Cablevision NY Group Class A common stock over the vesting period, except for restricted stock units granted to non-employee directors which vest 100% and are expensed at the date of grant.

In March 2007, 4,116,499 restricted shares issued to employees of the Company during 2003 vested.  To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes of $49,693, 1,609,749 of these shares were surrendered to the Company.  The 1,609,749 acquired shares have been classified as treasury stock at a cost of $49,693.  This net share settlement had no impact on the amount of compensation cost recognized in respect of these awards.  Additionally, in connection with the vesting of these shares, the Company paid the special dividend related to such shares that was declared and accrued in 2006 aggregating $41,165.

Share-based compensation, including compensation relating to restricted shares, for the three months ended March 31, 2007 and 2006 was $17,633 and $16,431, respectively.

NOTE 16.              SUBSEQUENT EVENTS

Sale of Fox Sports Net Bay Area and Fox Sports Net New England

On April 30, 2007, Rainbow Media Holdings entered into a purchase agreement with Comcast Corporation for the sale of (i) its subsidiary owning a 60% interest in SportsChannel Pacific Associates, which owns Fox Sports Net Bay Area, for a purchase price of $366,750 (the “Bay Area Sale”) and (ii) its subsidiaries owning a 50% interest in SportsChannel New England Limited Partnership, which owns Fox Sports Net New England, for a purchase price of $203,250 (the “New England Sale”), for an aggregate purchase price of $570,000, subject to certain additional payments to Rainbow Media Holdings and customary working capital adjustments.

Upon consummation of the transactions, Comcast will own 100% of SportsChannel New England Limited Partnership and 60% of SportsChannel Pacific Associates.  The remaining 40% interest in SportsChannel Pacific Associates is indirectly owned by a subsidiary of Fox Sports Net, Inc. The Company expects to recognize a substantial gain upon the completion of these transactions, a portion of which will be reflected in discontinued operations.

Consummation of the transactions is subject to customary closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act for the Bay Area Sale.

Contemporaneously with the execution of the agreement relating to the Bay Area Sale and the New England Sale, subsidiaries of the Company and Comcast entered into or extended affiliation agreements relating to (i) the carriage of the Versus and Golf Channel programming services on the Company’s cable television systems and (ii) the carriage of AMC, fuse, IFC, WE tv, Lifeskool, Sportskool, MSG and Fox Sports Net New York on Comcast’s cable television systems.

Dolan Family Group Transaction

On May 2, 2007, Cablevision entered into a merger agreement with Central Park Holding Company, LLC (“Dolan Family Acquisition Company”), which will be owned by the Dolan Family Group, and Central Park Merger Sub, Inc.  Pursuant to the terms of the merger agreement, Merger Sub will be merged with and into Cablevision and, as a result, Cablevision will continue as the surviving corporation and a wholly-owned subsidiary of Dolan Family Acquisition Company (the “Proposed Merger”).

At the effective time of the Proposed Merger, each outstanding share of Cablevision NY Group Class A common stock, other than shares owned directly or indirectly by Cablevision or the Dolan Family Group, by any shareholders who are entitled to and who properly exercise appraisal rights under Delaware law, and by the holders of restricted stock issued under Cablevision’s employee stock plans, will be cancelled and converted into the right to receive $36.26 in cash, without interest.

The outstanding Cablevision NY Group Class B common stock, approximately 55 million shares of which is owned by members of Dolan Family Group, and all shares of Cablevision NY Group Class A common stock owned by members of the Dolan Family Group will be cancelled in the Proposed Merger.  Each outstanding share of Merger Sub will be exchanged for common equity of the surviving corporation in the Proposed Merger.

The merger agreement was approved by the Special Transaction Committee.  The merger agreement was also approved by the Board of Directors (excluding directors who are members of the Dolan Family Group, who did not participate in the Board’s consideration of the matter).

The merger agreement and the transactions contemplated thereby will be submitted to a vote of Cablevision’s shareholders.  The closing of the Proposed Merger is conditioned upon the approval of holders representing a majority of the voting power of the outstanding Class A common stock and Class B common stock voting together as one class.  The members of the Dolan Family Group have entered into a voting agreement with Cablevision in which they have agreed to vote their shares in favor of the transaction.  This agreement will assure the satisfaction of this voting requirement.  The closing of the Proposed Merger is also conditioned on the separate approval of holders representing a majority of the outstanding shares of Class A common stock not owned by members of the Dolan Family Group or the executive officers and directors of Cablevision and its subsidiaries.

The closing of the Proposed Merger is conditioned upon the receipt of financing necessary to fund the merger consideration and related fees and expenses and to refinance certain indebtedness of CSC Holdings and Rainbow National Services LLC (“RNS”).  The Dolan Family Group delivered to Cablevision a commitment letter (the “Commitment Letter”) from Merrill Lynch Capital Corporation, Bear Stearns & Co. Inc. and Bank of America N.A., together, in each case, with certain affiliated entities covering approximately $15,455,000 of debt financing.  The Commitment Letter contemplates the following:

1.               Cablevision will form a new subsidiary (“Super Holdco”) to which it will transfer all of the common stock of CSC Holdings.  Super Holdco will also assume all of Cablevision's obligations on its outstanding senior notes and debentures.

2.               Super Holdco will form a new subsidiary (“Intermediate Holdco”) to which it will transfer all of the common stock of CSC Holdings.  Intermediate Holdco will assume all of Super Holdco's obligations on its outstanding senior notes and debentures, which will remain outstanding.

3.               Super Holdco is expected to incur an additional $4,425,000 of indebtedness.

4.               Intermediate Holdco is expected to incur an additional $800,000 of indebtedness.

5.               CSC Holdings will enter into a credit facility in replacement of its existing credit facility.  This new credit facility, which is expected to be in the amount of $7,250,000 (including a $1,000,000 revolving credit facility) will be used in part to repay borrowings under CSC Holdings' existing credit facility.

6.               RNS will enter into a credit facility in replacement of its existing credit facility.  This new credit facility, which is expected to be in the amount of $1,030,000 (including a $300,000 revolving credit facility), will be used in part to repay borrowings under its existing credit facility.

7.               Rainbow Programming Partners (“RPP”), an indirect wholly owned subsidiary of Cablevision and CSC Holdings, will enter into a credit facility which is expected to be in the amount of $950,000 (including a $50,000 revolving credit facility).  RPP, whose principal asset is Madison Square Garden, does not currently have any long-term debt.

8.               Rainbow Programming Holdings LLC (“RPH”), an indirect wholly owned subsidiary of Cablevision and CSC Holdings, is expected to incur $1,000,000 of indebtedness.  RPH, which is a holding company for the Company's interests in RNS and certain other programming operations, does not currently have any long-term debt.

Dolan Family Acquisition Company is a newly formed company. Charles F. Dolan and James L. Dolan have entered into a guarantee pursuant to which they will guarantee payment to Cablevision of up to $300,000 of damages to Cablevision resulting from any material breach of the merger agreement by Dolan Family Acquisition Company.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$483,938	$414,604
Restricted cash	27,103	11,390
Accounts receivable, trade (less allowance for doubtful accounts of $16,587 and $17,345)	476,985	536,057
Prepaid expenses and other current assets	185,383	180,991
Feature film inventory, net	123,229	124,778
Deferred tax asset	338,347	236,037
Advances to affiliates	229,838	229,677
Derivative contracts	58,174	81,140
Total current assets	1,922,997	1,814,674

Property, plant and equipment, net of accumulated depreciation of $6,474,195 and $6,257,078	3,608,121	3,714,842
Investments in affiliates	51,075	49,950
Notes and other receivables	32,794	29,659
Investment securities pledged as collateral	1,007,902	1,080,229
Other assets	82,868	80,273
Feature film inventory, net	370,356	375,700
Deferred carriage fees, net	168,147	174,377
Cable television franchises	731,848	731,848
Affiliation, broadcast and other agreements, net of accumulated amortization of $434,593 and $417,634	435,929	452,888
Other intangible assets, net of accumulated amortization of $84,087 and $77,795	320,234	325,298
Excess costs over fair value of net assets acquired	1,032,117	1,032,117
Deferred financing and other costs, net of accumulated amortization of $59,433 and $55,445	106,066	111,373
	$9,870,454	$9,973,228

See accompanying notes to
condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS (cont’d)

(Dollars in thousands, except per share amounts)

	March 31, 2007	December 31, 2006
	(unaudited)
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current Liabilities:
Accounts payable	$401,647	$392,605
Accrued liabilities	879,052	936,316
Deferred revenue	140,104	162,956
Feature film and other contract obligations	120,558	122,362
Liabilities under derivative contracts	6,395	6,568
Bank debt	112,500	93,750
Collateralized indebtedness	74,695	102,268
Capital lease obligations	6,587	7,069
Notes payable	7,467	17,826
Senior notes and debentures	499,965	499,952
Total current liabilities	2,248,970	2,341,672

Feature film and other contract obligations	301,009	312,344
Deferred revenue	14,047	14,337
Deferred tax liability	350,416	262,843
Liabilities under derivative contracts	141,173	204,887
Other liabilities	309,722	326,325
Bank debt	4,884,250	4,898,750
Collateralized indebtedness	826,186	819,306
Senior notes and debentures	3,994,290	3,994,004
Senior subordinated notes and debentures	497,108	497,011
Notes payable	—	1,017
Capital lease obligations	52,842	54,389
Minority interests	45,410	49,670
Total liabilities	13,665,423	13,776,555
Commitments and contingencies
Stockholder’s deficiency:
Series A Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
Series B Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
8% Series D Cumulative Preferred Stock, $.01 par value, 112,500 shares authorized, none issued ($100 per share liquidation preference)	—	—
Preferred Stock, $.01 par value, 9,487,500 shares authorized, none issued	—	—
Common Stock, $.01 par value, 20,000,000 shares authorized, 11,595,635 shares issued and outstanding	116	116
Paid-in capital	136,319	120,017
Accumulated deficit	(3,919,454)	(3,911,510)
	(3,783,019)	(3,791,377)
Accumulated other comprehensive loss	(11,950)	(11,950)
Total stockholder’s deficiency	(3,794,969)	(3,803,327)
	$9,870,454	$9,973,228

See accompanying notes to
condensed consolidated financial statements

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2007 and 2006

(Dollars in thousands)

(Unaudited)

	2007	2006
Revenues, net	$1,586,216	$1,409,358
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	748,398	670,207
Selling, general and administrative	373,802	358,704
Restructuring charges (credits)	1,329	(685)
Depreciation and amortization (including impairments)	286,686	277,405
	1,410,215	1,305,631
Operating income	176,001	103,727
Other income (expense):
Interest expense	(205,105)	(161,045)
Interest income	7,014	5,900
Equity in net income of affiliates	1,776	1,408
Write-off of deferred financing costs	—	(4,587)
Gain (loss) on investments, net	(72,986)	6,917
Gain (loss) on derivative contracts, net	65,119	(6,780)
Minority interests	(1,673)	(1,337)
Miscellaneous, net	656	183
	(205,199)	(159,341)
Loss from continuing operations before income taxes	(29,198)	(55,614)
Income tax benefit	16,655	19,656
Loss from continuing operations	(12,543)	(35,958)
Income (loss) from discontinued operations, net of taxes	5,484	(2,386)
Loss before cumulative effect of a change in accounting principle	(7,059)	(38,344)
Cumulative effect of a change in accounting principle, net of taxes	(443)	(862)
Net loss	$(7,502)	$(39,206)

See accompanying notes to
condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2007 and 2006

(Dollars in thousands)

(Unaudited)

	2007	2006
Cash flows from operating activities:
Loss from continuing operations	$(12,543)	$(35,958)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	286,686	277,405
Equity in net income of affiliates	(1,776)	(1,408)
Minority interests	1,673	1,337
Investment securities received from a customer bankruptcy settlement	(466)	—
Unrealized loss (gain) on investments, net	72,986	(6,917)
Write-off of deferred financing costs	—	4,587
Unrealized gain on derivative contracts	(65,975)	(3,187)
Amortization of deferred financing costs, discounts on indebtedness and other deferred costs	19,090	18,751
Share-based compensation expense related to equity classified awards	15,115	13,529
Deferred income tax benefit	(18,780)	(23,376)
Amortization and write-off of feature film inventory	32,170	30,328
Provision for doubtful accounts	8,979	4,873
Changes in assets and liabilities	(102,057)	(110,706)
Net cash provided by operating activities	235,102	169,258
Cash flows from investing activities:
Capital expenditures	(156,294)	(272,396)
Proceeds from sale of equipment, net of costs of disposal	(83)	1,382
Decrease in investment securities and other investments	51	176
Decrease (increase) in restricted cash	(4,463)	1,508
Additions to other intangible assets	(1,228)	(975)
Net cash used in investing activities	(162,017)	(270,305)
Cash flows from financing activities:
Proceeds from bank debt	18,000	4,900,000
Repayment of bank debt	(13,750)	(1,657,500)
Proceeds from collateralized indebtedness	—	42,124
Repayment of collateralized indebtedness	—	(48,620)
Capital distribution to Cablevision	881	—
Proceeds from derivative contracts	—	6,496
Payments on capital lease obligations and other debt	(2,029)	(2,175)
Additions to deferred financing and other costs	—	(40,517)
Distributions to minority partners	(5,933)	(7,436)
Net cash provided by (used in) financing activities	(2,831)	3,192,372
Net increase (decrease) in cash and cash equivalents from continuing operations	70,254	3,091,325
Cash flows of discontinued operations:
Net cash used in operating activities	(920)	(854)
Net cash provided by investing activities	—	3,912
Net effect of discontinued operations on cash and cash equivalents	(920)	3,058
Cash and cash equivalents at beginning of year	414,604	394,969
Cash and cash equivalents at end of period	$483,938	$3,489,352

See accompanying notes to
condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 1.                BUSINESS

CSC Holdings, Inc. (“CSC Holdings” or the “Company”), is a wholly-owned subsidiary of Cablevision Systems Corporation (“Cablevision”).  The Company and its majority-owned subsidiaries own and operate cable television systems and through the Company’s wholly-owned subsidiary, Rainbow Media Holdings, LLC, have ownership interests in companies that produce and distribute national and regional entertainment and sports programming services, including Madison Square Garden, L.P.  The Company also owns companies that provide advertising sales services for the cable television industry, provide telephone service, and operate motion picture theaters.  The Company classifies its business interests into three reportable segments:  Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional television programming networks, including AMC, IFC, WE tv, fuse and the VOOM HD Networks; and Madison Square Garden, which owns and operates professional sports teams, regional television sports programming networks and an entertainment business.

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

The financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 presented in this Form 10-Q are unaudited; however, in the opinion of management, such financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The accompanying condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2007.

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

NOTE 3.                LOSS PER COMMON SHARE

Net loss per common share is not presented since the Company is a wholly-owned subsidiary of Cablevision.

NOTE 4.                COMPREHENSIVE LOSS

The comprehensive loss, net of tax, for the three months ended March 31, 2007 and 2006 equals the net loss for the respective periods.

NOTE 5.                RECLASSIFICATIONS

The operating results of Fox Sports Net Chicago have been classified as discontinued operations in the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2006.

NOTE 6.                CASH FLOWS

For purposes of the condensed consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

During the three months ended March 31, 2007 and 2006, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Three Months Ended March 31,
	2007	2006
Non-Cash Investing and Financing Activities:
Continuing Operations
Capital lease obligations	$—	$11,751
Redemption of collateralized indebtedness with related prepaid forward contracts and stock	27,744	109,141
Redemption of collateralized indebtedness with related prepaid forward contracts	—	16,771

Discontinued Operations
Interest accrued on make whole payment obligation to Loral	1,034	—
Restricted cash and gain resulting from the FCC bond requirement waiver	11,250	—

Supplemental Data:
Cash interest paid - continuing operations	221,645	169,620
Income taxes paid, net	1,830	4,479

NOTE 7.                RECENTLY ADOPTED ACCOUNTING STANDARDS

In December 2006, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP 00-19-2”).  FSP 00-19-2 provides guidance related to the accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate arrangement or included as a provision of a financial instrument or arrangement, should be separately recognized and measured in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies (“Statement No. 5”).  FSP 00-19-2 requires that if the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under such arrangement shall be included in the allocation of proceeds from the related financing transaction using the measurement guidance in Statement No. 5.  FSP 00-19-2 applies immediately to any registration payment arrangement entered into subsequent to the issuance of FSP 00-19-2.  For such arrangements entered into prior to the issuance of FSP 00-19-2, the guidance is effective for the Company as of January 1, 2007.  As a condition to the initial sale of CSC Holdings’ 6-3/4% Senior Notes due 2012, the Company entered into a registration rights agreement with the initial purchasers under which the Company agreed that it would file an exchange offer registration statement under the Securities Act with the Securities and Exchange Commission (“SEC”) and use its commercially reasonable best efforts to cause the exchange offer registration statement to be declared effective under the Securities Act.  If the exchange offer was not completed by May 11, 2005, the agreement provided for an increase of 1/4% per annum in the interest rate for the first 90 days after May 11, 2005 and an additional 1/4% per annum, up to a maximum of 1/2% per annum, at the beginning of each subsequent 90 day period that the exchange offer was not completed.  Upon the completion of the exchange, the interest rate would revert to 6-3/4%.  In March 2007, the Company offered to exchange these notes for substantially identical publicly registered 6-3/4% Series B Senior Notes due 2012.  This exchange was completed on April 26, 2007.  In connection with the adoption of FSP 00-19-2 as of January 1, 2007, the Company recorded a charge of $443, net of tax, as a cumulative effect of a change in accounting principle representing the estimated fair value of the 1/2% penalty interest expected to be incurred under the registration rights agreement subsequent to January 1, 2007.

On January 1, 2007, the Company adopted FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109.  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in an income tax return.  The change in the net assets and liabilities recognized as a result of adopting the provisions of FIN 48 has been recorded as a charge of $442 to the opening balance of accumulated deficit.  See Note 11 for a discussion of the impact of the Company’s adoption of FIN 48.

In June 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF No. 06-3”), which addresses the income statement disclosures for taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and may include, but are not limited to, sales, use, value added, and some excise taxes.  The presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion No. 22.  In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant and can be done on an aggregate basis.  EITF No. 06-3 was effective January 1, 2007 for the Company.  For the three months ended March 31, 2007 and 2006, the amount of franchise fees included as a component of net revenue aggregated $27,066 and $24,128, respectively.

NOTE 8.                                                 DISCONTINUED OPERATIONS

In June 2006 and April 2005, respectively, the operations of the Fox Sports Net Chicago programming business and the Rainbow DBS satellite distribution business were shut down.  As a result, the operating results of these businesses, net of taxes, have been classified in the condensed consolidated statements of operations as discontinued operations for all periods presented.  Operating results of discontinued operations for the three months ended March 31, 2007 and 2006 are summarized below:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	Rainbow DBS distribution business	Fox Sports Net Chicago	Rainbow DBS distribution business	Total
Revenues, net	$—	$340	$—	$340
Income (loss) before income taxes	$9,296	(362)	$(3,677)	(4,039)
Income tax benefit (expense)	(3,812)	148	1,505	1,653

Net income (loss)	$5,484	$(214)	$(2,172)	$(2,386)

In March 2007, the Federal Communications Commission (“FCC”) waived the bond requirement previously submitted by Rainbow DBS Company LLC with respect to five Ka-band licenses.  These bonds were originally cash collateralized by the Company.  In connection with the shut down of the Rainbow DBS satellite distribution business in 2005, the Company recorded a loss related to the outstanding bonds since the Company believed it was not probable that Rainbow DBS would meet the required FCC milestones.  As a result of the waiver from the FCC, the Company has recorded a gain of $6,638, net of taxes, for the three months ended March 31, 2007.  The Company expects to receive the cash collateral of $11,250 in the second quarter of 2007.

For the three months ended March 31, 2006, the Company recorded losses, net of taxes, of $2,386, representing primarily adjustments related to the Rainbow DBS satellite distribution business.

NOTE 9.                INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Gross carrying amount of amortizable intangible assets
Affiliation relationships and affiliate agreements	$783,774	$783,774
Broadcast rights and other agreements	86,748	86,748
Season ticket holder relationships	75,005	75,005
Suite holder contracts and relationships	21,167	21,167
Advertiser relationships	104,071	104,071
Other intangibles	42,047	40,819
	1,112,812	1,111,584
Accumulated amortization
Affiliation relationships and affiliate agreements	382,180	366,888
Broadcast rights and other agreements	52,413	50,746
Season ticket holder relationships	11,390	10,027
Suite holder contracts and relationships	6,645	5,815
Advertiser relationships	45,688	42,814
Other intangibles	20,364	19,139
	518,680	495,429
Indefinite-lived intangible assets
Cable television franchises	731,848	731,848
Sports franchises	96,215	96,215
FCC licenses and other intangibles	11,936	11,936
Trademarks	53,880	53,880
Excess costs over the fair value of net assets acquired	1,032,117	1,032,117
	1,925,996	1,925,996

Total intangible assets, net	$2,520,128	$2,542,151

NOTE 10.              COLLATERALIZED INDEBTEDNESS

The following table summarizes the settlement of the Company’s collateralized indebtedness for the three months ended March 31, 2007.  The Company’s collateralized indebtedness obligations relating to shares of Charter Communications, Inc. were settled by delivering the underlying securities and the related equity derivative contracts.

Charter
Number of shares	1,241,486
Collateralized indebtedness settled	$(27,744)
Prepaid forward contracts	24,106
Fair value of underlying securities delivered	3,638
Net cash payment	$—

At March 31, 2007, the Company had collateralized indebtedness obligations of $74,695 that will mature during the next twelve months.  The Company intends to settle such obligations by delivering shares of the applicable stock and the related equity derivative contracts.  In the event of an early termination of any of these contracts, the Company would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of March 31, 2007, this early termination settlement amount totaled $1,142.

NOTE 11.              INCOME TAXES

The income tax benefit attributable to continuing operations for the three months ended March 31, 2007 of $16,655 differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to state taxes, a decrease in the valuation allowance of $2,518 relating to certain state net operating loss carry forwards, partially offset by tax expense of $2,122 relating to unrecognized tax benefits and accrued interest recorded pursuant to FIN 48, and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $1,592 and $1,988, respectively.

The income tax benefit attributable to continuing operations for the three months ended March 31, 2006 of $19,656, differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to state taxes, a decrease in the valuation allowance of $7,144 relating to certain state net operating loss carry forwards, partially offset by the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $726 and $2,544, respectively.

In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period.  The estimated annual effective tax rate is revised on a quarterly basis and therefore may be different from the rate used for a prior interim period.

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

The Company adopted the provisions of FIN 48 on January 1, 2007.  The cumulative effect of applying the provisions of FIN 48 resulted in a charge of $442 to the opening balance of the accumulated deficit.

As of January 1, 2007, the aggregate amount of unrecognized tax benefit was $10,353.  Such amount excludes deferred tax benefits and accrued interest.  The unrecognized tax benefit includes liabilities recognized as well as reductions in the deferred tax asset for net operating loss carry forwards for tax positions which either do not meet the more-likely-than-not recognition threshold or where the tax benefit is measured at an amount less than the tax benefit claimed or expected to be claimed on an income tax return.

The total amount of unrecognized tax benefit that, if recognized, would affect the effective tax rate is approximately $7,000 as of January 1, 2007.  In other words, if the unrecognized tax benefit, net of deferred tax benefits, were recognized, it would result in an income tax benefit of $7,000 in the Company’s condensed consolidated statement of operations.  Such amount reflects deferred tax benefit of $3,353 that would result from settlement of the uncertain tax positions at the amount of unrecognized tax benefit recorded, but excludes accrued interest.

Interest expense related to income tax liabilities recognized in accordance with the provisions of FIN 48 is included in income tax expense, consistent with the Company’s historical policy.  Interest expense of $922, net of deferred tax benefit of $378, has been recognized in the three month period ended March 31, 2007 and is included in the income tax benefit in the Company’s consolidated statement of operations.  At January 1, 2007, accrued interest on uncertain tax positions was $2,617 and was included in other current liabilities in the consolidated balance sheet.

As of January 1, 2007, the Company had a liability recorded with regard to the Ohio income tax audit for the year ended December 31, 2000 of $10,937, including accrued interest.  During the three month period ended March 31, 2007, the liability, including accrued interest, was increased by $3,327, resulting in additional income tax expense in the Company’s condensed consolidated statement of operations.  Such amount excludes the associated deferred tax benefit.  As of March 31, 2007, the liability relating to the Ohio income tax audit, including interest, was $14,264, reflecting management’s best judgment given the facts, circumstances, and information available at the balance sheet date.  In April 2007, the Company and representatives from the Ohio Department of Taxation agreed to settle the Ohio income tax audit for the tax year ended December 31, 2000 for $18,000, inclusive of interest.  Therefore, the Company will recognize additional income tax expense of $3,736, excluding deferred tax benefit, in the three month period ending June 30, 2007.

FIN 48 provides that subsequent changes in judgment should be based on new facts and circumstances and any resulting change in the amount of unrecognized tax benefit should be accounted for in the interim period in which the change occurs.

The Internal Revenue Service (“IRS”) is currently auditing the Company’s federal consolidated income tax returns for 2002 and 2003.  Management expects that the 2002-2003 audit will be completed during 2007.  In addition, management expects that the effect of the completion of this audit on the Company’s consolidated financial statements will not be significant.  The Company also expects that the IRS will begin its audit of its federal consolidated income tax returns for 2004 and 2005 later in 2007.

With a few exceptions, the Company is no longer subject to state and local income tax audits by taxing authorities for years before 2002.  The most significant jurisdictions in which the Company is required to file income tax returns include the state of New York, New Jersey and Connecticut and the city of New York.  The Company is currently under audit by the state of New York for 1999 through 2001.

Management does not believe that the resolution of the ongoing income tax examinations described above will have a material adverse impact on the financial position of the Company.  Settlement of tax uncertainties will be recognized in the interim period of settlement.

NOTE 12.              BENEFIT PLANS

Components of the net periodic pension cost, recorded primarily in selling, general and administrative expenses, for the Company’s qualified and non-qualified defined benefit and other postretirement plans for the three months ended March 31, 2007 and 2006, are as follows:

	Cablevision Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Postretirement Benefit Plan
	Three Months Ended March 31,
	2007	2006	2007	2006	2007	2006
Service cost	$8,078	$7,344	$1,252	$1,247	$104	$100
Interest cost	2,561	2,053	1,578	1,360	103	90
Expected return on plan assets	(2,914)	(2,471)	(1,103)	(921)	—	—
Recognized prior service cost (credit)	—	3	6	6	(33)	(33)
Recognized actuarial (gain) loss	—	—	65	157	(2)	(1)
Recognized transition (asset) obligation	—	—	(1)	(1)	—	—
Net periodic benefit cost	$7,725	$6,929	$1,797	$1,848	$172	$156

For the three months ended March 31, 2007, the Company contributed $43 to two non-contributory qualified defined benefit pension plans covering certain MSG union employees (“MSG Union Plans”), and currently expects to contribute $24,000 to the Cablevision Cash Balance Retirement Plan, $4,800 to the MSG non-contributory qualified defined benefit pension plan and an additional $277 to the MSG Union Plans in 2007.

NOTE 13.              LEGAL MATTERS

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

On December 28, 2005, a purported shareholder derivative complaint was filed in the U.S. District Court for the Eastern District of New York alleging that certain events during 2005, including those relating to the proposed special dividend, constituted breaches of fiduciary duty.  The action was brought derivatively on behalf of Cablevision and named as defendants each member of the Board of Directors.  The complaint sought unspecified damages and contribution and indemnification by the defendants for any claims asserted against Cablevision as a result of the alleged breaches.  The Eastern District of New York action was dismissed following settlement of the Nassau County actions, as set forth below.

On March 27, 2006, Cablevision entered into a memorandum of understanding with respect to the settlement of the actions pending in the New York Supreme Court for Nassau County relating to a proposed special dividend.  On April 7, 2006, Cablevision’s Board of Directors declared a special cash dividend of $10.00 per share which was paid on April 24, 2006 to holders of record at the close of business on April 18, 2006.  A hearing on the proposed settlement was held on September 25, 2006. On January 5, 2007, the court signed an order approving the settlement and terminating the Nassau County actions.

Dolan Family Group 2006 Proposal

In October 2006, a number of shareholder class action lawsuits were filed against Cablevision and its individual directors in New York Supreme Court, Nassau County, relating to the October 8, 2006 offer by the Dolan Family Group to acquire all of the outstanding shares of Cablevision’s common stock, except for the shares held by the Dolan Family Group.  These lawsuits allege breaches of fiduciary duty and seek injunctive relief to prevent consummation of the proposed transaction and compensatory damages.  (In addition, a similar claim was added to a shareholder derivative action involving claims for alleged options backdating that was pending in the District Court for the Eastern District of New York, which is described below under “Stock Option Related Matters.”) The New York Supreme Court ordered expedited discovery, which began in November 2006. On January 12, 2007, the Special Transaction Committee of the Board (“Special Transaction Committee”) received a revised proposal from the Dolan Family Group to acquire all of the outstanding shares of common stock of Cablevision, except for the shares held by the Dolan Family Group. On January 16, 2007, the Special Transaction Committee delivered a letter to Charles F. Dolan and James L. Dolan, rejecting as inadequate the revised proposal. As discussed in Note 15, on May 2, 2007, Cablevision entered into a merger agreement pursuant to which the Dolan Family Group will obtain ownership of all of the common stock equity of Cablevision.  Lawyers representing shareholders in these lawsuits and in an action involving claims for alleged options backdating (that is also pending in the Nassau County Supreme Court) actively participated in the negotiations, which led to improvements to the financial terms of the transaction as well as significant contractual protections for shareholders.  The parties have agreed in principle to the dismissal of the pending going private litigation, subject to approval of a settlement by the Nassau County Supreme Court.

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

Contract Dispute

In September 2005, Loral filed an action against Cablevision and Rainbow DBS for breach of contract based on a letter agreement dated March 23, 2001 (“the Letter Agreement”) between Loral and Rainbow DBS.  Loral alleges that the sale of the Rainbow-1 satellite and related assets to EchoStar constituted a sale of “substantially all of the assets of Rainbow DBS” triggering a “Make Whole Payment” under the Letter Agreement of $33,000 plus interest.  A trial in this matter took place in January 2007 in New York Supreme Court for New York County.  On January 24, 2007, the jury returned a verdict finding that the EchoStar sale had triggered a Make Whole Payment under the Letter Agreement, requiring a payment to Loral of $50,898, including interest, which was accrued for as of December 31, 2006 and reflected as an expense in discontinued operations.  On March 12, 2007, judgment was entered against Cablevision and Rainbow DBS in the amount of $52,159.  Cablevision and Rainbow DBS filed a motion for judgment as a matter of law, or in the alternative for a new trial, which was denied by the court on March 30, 2007.  On April 27, 2007, the Company posted a cash collateralized bond in the amount of $52,159 and intends to appeal the judgment.

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

Stock Option Related Matters

The Company announced on August 8, 2006 that, based on a voluntary review of its past practices in connection with grants of stock options and stock appreciation rights (“SARs”), it had determined that the grant date and exercise price assigned to a number of its stock option and SAR grants during the 1997-2002 period did not correspond to the actual grant date and the fair market value of Cablevision’s common stock on the actual grant date.  The review was conducted with a law firm that was not previously involved with the Company’s stock option plans.  The Company has advised the SEC and the U.S. Attorney’s Office for the Eastern District of New York of these matters and each has commenced an investigation.  The Company received a grand jury subpoena from the U.S. Attorney’s Office for the Eastern District of New York seeking documents related to the stock options issues.  The Company received a document request from the SEC relating to its informal investigation into these matters.  The Company continues to fully cooperate with such investigations.

In addition, in August, September and October 2006, purported derivative lawsuits (including one purported combined derivative and class action lawsuit) relating to the Company’s past stock option and SAR grants were filed in New York State Supreme Court for Nassau County, the United States District Court for the Eastern District of New York, and Delaware Chancery Court for New Castle County, by parties identifying themselves as shareholders of Cablevision purporting to act on behalf of Cablevision.  These lawsuits named as defendants certain present and former members of Cablevision’s Board of Directors and certain present and former executive officers, alleging breaches of fiduciary duty and unjust enrichment relating to practices with respect to the dating of stock options, recordation and accounting for stock options, financial statements and SEC filings, and alleged violation of IRC 162(m).  In addition, certain of these lawsuits asserted claims under Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Section 304 of the Sarbanes-Oxley Act.  The lawsuits sought damages from all defendants, disgorgement from the officer defendants, declaratory relief, and equitable relief, including rescission of the 2006 Employee Stock Plan and voiding of the election of the director defendants.  On October 27, 2006, the Board of Directors of Cablevision appointed Grover C. Brown and Zachary W. Carter as directors and, on the same date, appointed Messrs. Brown and Carter to a newly formed special litigation committee (“SLC”) of the Board.  The SLC was directed by the Board to review and analyze the facts and circumstances surrounding these claims, which purport to have been brought derivatively on behalf of the Company, and to consider and determine whether or not prosecution of such claims is in the best interests of the Company and its shareholders, and what actions the Company should take with respect to the cases.  The SLC, through its counsel, filed motions in all three courts to intervene and to stay all proceedings until completion of the SLC’s independent investigation of the claims raised in these actions.  The Delaware action subsequently was voluntarily dismissed without prejudice by the plaintiff.  The actions pending in Nassau County have been consolidated and a single amended complaint has been filed in that jurisdiction. Similarly, the actions pending in the Eastern District of New York have been consolidated and a single amended complaint has been filed in that jurisdiction.  Both the Nassau County action and the Eastern District of New York action assert derivative claims on behalf of the Company as well as direct claims on behalf of Cablevision shareholders relating to the Company’s past stock option and SAR grants.  On November 14, 2006, the trial court in the Nassau County action denied the SLC’s motion for a stay of proceedings and ordered expedited discovery.  The Appellate Division of the New York State Supreme Court subsequently stayed all proceedings in the Nassau County action (including all discovery) pending the SLC’s appeal of the denial of its stay motion.  The SLC’s appeal has been fully submitted but has not been scheduled for oral argument.  In the Eastern District of New York action, the trial court has issued a stay of all proceedings until June 12, 2007.

As discussed in Note 15, on May 2, 2007, Cablevision entered into a merger agreement pursuant to which the Dolan Family Group will obtain ownership of all of the common stock equity of Cablevision.  Included in the $36.26 merger consideration to be provided to shareholders in the Proposed Merger transaction is merger consideration payable in exchange for the surviving corporation's succeeding to Cablevision's and shareholders' rights in connection with claims involving alleged options backdating.

We have continued to incur substantial expenses for legal services in connection with the Company’s stock option related litigation and the investigations by the SEC and the U.S. Attorney’s Office for the Eastern District of New York.

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

NOTE 14.              SEGMENT INFORMATION

The Company classifies its business interests into three reportable segments: Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional television programming networks, including AMC, IFC, WE tv, fuse and the VOOM HD Networks; and Madison Square Garden, which owns and operates professional sports teams, regional television sports programming networks and an entertainment business.

The Company’s reportable segments are strategic business units that are managed separately.  The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income (loss) before depreciation and amortization (including impairments), share-based compensation expense or benefit and restructuring charges or credits), a non-GAAP measure.  The Company has presented the components that reconcile adjusted operating cash flow to operating income (loss), an accepted GAAP measure.  Information as to the operations of the Company’s business segments is set forth below.

	Three Months Ended March 31,
	2007	2006
Revenues, net from continuing operations
Telecommunications Services	$1,141,306	$993,283
Rainbow	230,050	206,417
Madison Square Garden	235,576	223,842
All other (a)	16,497	18,501
Intersegment eliminations	(37,213)	(32,685)
	$1,586,216	$1,409,358

Intersegment eliminations are primarily affiliate revenues recognized by our Rainbow and MSG segments from the sale of cable network programming to our Telecommunication Services segment.

	Three Months Ended March 31,
	2007	2006
Intersegment revenues
Telecommunications Services	$288	$434
Rainbow	10,599	8,928
Madison Square Garden	26,326	23,323
	$37,213	$32,685

Reconciliation (by Segment and in Total) of Adjusted Operating Cash Flow to Operating Income (Loss) from Continuing Operations

	Three Months Ended March 31,
	2007	2006
Adjusted operating cash flow from continuing operations
Telecommunications Services	$428,597	$381,642
Rainbow	49,022	27,776
Madison Square Garden	17,586	6,859
All other (b)	(13,556)	(19,399)
	$481,649	$396,878

	Three Months Ended March 31,
	2007	2006
Depreciation and amortization (including impairments) included in continuing operations
Telecommunications Services	$234,981	$222,728
Rainbow	25,924	26,496
Madison Square Garden	15,269	16,073
All other (b)	10,512	12,108
	$286,686	$277,405

	Three Months Ended March 31,
	2007	2006
Share-based compensation expense included in continuing operations
Telecommunications Services	$8,127	$7,661
Rainbow	5,753	5,263
Madison Square Garden	3,367	3,095
All other (b)	386	412
	$17,633	$16,431

	Three Months Ended March 31,
	2007	2006
Restructuring charges (credits) included in continuing operations
Telecommunications Services	$—	$—
Rainbow	1,566	—
Madison Square Garden	—	—
All other (b)	(237)	(685)
	$1,329	$(685)

	Three Months Ended March 31,
	2007	2006
Operating income (loss) from continuing operations
Telecommunications Services	$185,489	$151,253
Rainbow	15,779	(3,983)
Madison Square Garden	(1,050)	(12,309)
All other (b)	(24,217)	(31,234)
	$176,001	$103,727

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three Months Ended March 31,
	2007	2006
Operating income (loss) from continuing operations before income taxes
Total operating income for reportable segments	$200,218	$134,961
Other operating loss (b)	(24,217)	(31,234)
Operating income	176,001	103,727

Items excluded from operating income:
Interest expense	(205,105)	(161,045)
Interest income	7,014	5,900
Equity in net income of affiliates	1,776	1,408
Write-off of deferred financing costs	—	(4,587)
Gain (loss) on investments, net	(72,986)	6,917
Gain (loss) on derivative contracts, net	65,119	(6,780)
Minority interests	(1,673)	(1,337)
Miscellaneous, net	656	183
Loss from continuing operations before income taxes	$(29,198)	$(55,614)

(a)                      Represents net revenues of Clearview Cinemas and PVI Virtual Media.

(b)                     Principally includes unallocated corporate general and administrative costs, in addition to the operating results of Clearview Cinemas and PVI Virtual Media.  The 2006 period also includes costs allocated to Fox Sports Net Chicago that were not eliminated as a result of the shut down of that business.

	Three Months Ended March 31,
	2007	2006
Capital Expenditures
Telecommunications Services	$151,922	$266,756
Rainbow	2,025	847
Madison Square Garden	824	1,668
Corporate and other	1,523	3,125
	$156,294	$272,396

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States primarily concentrated in the New York metropolitan area.

Concentrations of Credit Risk

Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade receivables.  Cash is invested in money market funds and bank time deposits.  The Company’s cash investments are placed with money market funds or financial institutions that have received the highest rating awarded by Standard & Poor’s and Moody’s Investors

Service.  The Company selects money market funds that predominately invest in marketable, direct obligations issued or guaranteed by the United States government or its agencies, commercial paper, fully collateralized repurchase agreements, certificates of deposit, banker’s acceptances and time deposits.  The Company did not have any customers that accounted for 10% or more of the Company’s consolidated net trade receivable balances or 10% or more of the Company’s consolidated net revenues at or for the three months ended March 31, 2007.

NOTE 15.              SUBSEQUENT EVENTS

Sale of Fox Sports Net Bay Area and Fox Sports Net New England

On April 30, 2007, Rainbow Media Holdings entered into a purchase agreement with Comcast Corporation for the sale of (i) its subsidiary owning a 60% interest in SportsChannel Pacific Associates, which owns Fox Sports Net Bay Area, for a purchase price of $366,750 (the “Bay Area Sale”) and (ii) its subsidiaries owning a 50% interest in SportsChannel New England Limited Partnership, which owns Fox Sports Net New England, for a purchase price of $203,250 (the “New England Sale”), for an aggregate purchase price of $570,000, subject to certain additional payments to Rainbow Media Holdings and customary working capital adjustments.

Upon consummation of the transactions, Comcast will own 100% of SportsChannel New England Limited Partnership and 60% of SportsChannel Pacific Associates.  The remaining 40% interest in SportsChannel Pacific Associates is indirectly owned by a subsidiary of Fox Sports Net, Inc. The Company expects to recognize a substantial gain upon the completion of these transactions, a portion of which will be reflected in discontinued operations.

Consummation of the transactions is subject to customary closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act for the Bay Area Sale.

Contemporaneously with the execution of the agreement relating to the Bay Area Sale and the New England Sale, subsidiaries of the Company and Comcast entered into or extended affiliation agreements relating to (i) the carriage of the Versus and Golf Channel programming services on the Company’s cable television systems and (ii) the carriage of AMC, fuse, IFC, WE tv, Lifeskool, Sportskool, MSG and Fox Sports Net New York on Comcast’s cable television systems.

Dolan Family Group Transaction

On May 2, 2007, Cablevision entered into a merger agreement with Central Park Holding Company, LLC (“Dolan Family Acquisition Company”), which will be owned by the Dolan Family Group, and Central Park Merger Sub, Inc.  Pursuant to the terms of the merger agreement, Merger Sub will be merged with and into Cablevision and, as a result, Cablevision will continue as the surviving corporation and a wholly-owned subsidiary of Dolan Family Acquisition Company (the “Proposed Merger”).

At the effective time of the Proposed Merger, each outstanding share of Cablevision NY Group Class A common stock, other than shares owned directly or indirectly by Cablevision or the Dolan Family Group, by any shareholders who are entitled to and who properly exercise appraisal rights under Delaware law, and by the holders of restricted stock issued under Cablevision’s employee stock plans, will be cancelled and converted into the right to receive $36.26 in cash, without interest.

The outstanding Cablevision NY Group Class B common stock, approximately 55 million shares of which is owned by members of Dolan Family Group, and all shares of Cablevision NY Group Class A common stock owned by members of the Dolan Family Group will be cancelled in the Proposed Merger.  Each outstanding share of Merger Sub will be exchanged for common equity of the surviving corporation in the Proposed Merger.

The merger agreement was approved by the Special Transaction Committee.  The merger agreement was also approved by the Board of Directors (excluding directors who are members of the Dolan Family Group, who did not participate in the Board’s consideration of the matter).

The merger agreement and the transactions contemplated thereby will be submitted to a vote of Cablevision’s shareholders.  The closing of the Proposed Merger is conditioned upon the approval of holders representing a majority of the voting power of the outstanding Class A common stock and Class B common stock voting together as one class.  The members of the Dolan Family Group have entered into a voting agreement with Cablevision in which they have agreed to vote their shares in favor of the transaction.  This agreement will assure the satisfaction of this voting requirement.  The closing of the Proposed Merger is also conditioned on the separate approval of holders representing a majority of the outstanding shares of Class A common stock not owned by members of the Dolan Family Group or the executive officers and directors of Cablevision and its subsidiaries.

The closing of the Proposed Merger is conditioned upon the receipt of financing necessary to fund the merger consideration and related fees and expenses and to refinance certain indebtedness of CSC Holdings and Rainbow National Services LLC ("RNS").  The Dolan Family Group delivered to Cablevision a commitment letter (the "Commitment Letter") from Merrill Lynch Capital Corporation, Bear Stearns & Co. Inc. and Bank of America N.A., together, in each case, with certain affiliated entities covering approximately $15,455,000 of debt financing.  The Commitment Letter contemplates the following:

1.                       Cablevision will form a new subsidiary ("Super Holdco") to which it will transfer all of the common stock of CSC Holdings.  Super Holdco will also assume all of Cablevision's obligations on its outstanding senior notes and debentures.

2.                       Super Holdco will form a new subsidiary ("Intermediate Holdco") to which it will transfer all of the common stock of CSC Holdings.  Intermediate Holdco will assume all of Super Holdco's obligations on its outstanding senior notes and debentures, which will remain outstanding.

3.                       Super Holdco is expected to incur an additional $4,425,000 of indebtedness.

4.                       Intermediate Holdco is expected to incur an additional $800,000 of indebtedness.

5.                       CSC Holdings will enter into a credit facility in replacement of its existing credit facility.  This new credit facility, which is expected to be in the amount of $7,250,000 (including a $1,000,000 revolving credit facility) will be used in part to repay borrowings under CSC Holdings' existing credit facility.

6.                       RNS will enter into a credit facility in replacement of its existing credit facility.  This new credit facility, which is expected to be in the amount of $1,030,000 (including a $300,000 revolving credit facility), will be used in part to repay borrowings under its existing credit facility.

7.                       Rainbow Programming Partners ("RPP"), an indirect wholly owned subsidiary of Cablevision and CSC Holdings, will enter into a credit facility which is expected to be in the amount of $950,000 (including a $50,000 revolving credit facility).  RPP, whose principal asset is Madison Square Garden, does not currently have any long-term debt.

8.                       Rainbow Programming Holdings LLC ("RPH"), an indirect wholly owned subsidiary of Cablevision and CSC Holdings, is expected to incur $1,000,000 of indebtedness.  RPH, which is a holding company for the Company's interests in RNS and certain other programming operations, does not currently have any long-term debt.

Dolan Family Acquisition Company is a newly formed company. Charles F. Dolan and James L. Dolan have entered into a guarantee pursuant to which they will guarantee payment to Cablevision of up to $300,000 of damages to Cablevision resulting from any material breach of the merger agreement by Dolan Family Acquisition Company.

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts, except per subscriber, per unit and per share data, included in the following discussion under this Item 2 are presented in thousands.

Summary

Our future performance is dependent, to a large extent, on general economic conditions including capital market conditions, the impact of competition, our ability to manage our businesses effectively, and our relative strength and leverage in the marketplace, both with suppliers and customers.

Telecommunications Services

Our Telecommunications Services segment derives revenues principally through monthly charges to subscribers of our video, high-speed data and voice services.  These monthly charges include fees for cable television programming, as well as, in many cases, equipment rental, pay-per-view and video-on-demand, high-speed data and voice services.  Revenue increases are derived from rate increases, increases in the number of subscribers to these services, upgrades by video customers in the level of programming package to which they subscribe, and additional services sold to our existing subscribers.  We also derive revenues from the sale of advertising time available on the programming carried on our cable television systems.  Revenues from advertising vary based upon the number and demographics of our subscribers who view the programming carried on our cable television systems.  Because 61% of our basic video customers as of March 31, 2007, are already subscribers to our high-speed data services, our ability to continue to grow our high-speed data services may be limited.  Programming costs are the most significant part of our operating expenses and are expected to increase as a result of digital subscriber growth, additional service offerings and contractual rate increases.

Our cable television video services, which accounted for 45% of our consolidated revenues for the three months ended March 31, 2007, face competition from the direct broadcast satellite business and the delivery systems of incumbent telephone companies.  There are two major providers of DBS service in the United States, each with significantly higher numbers of subscribers than we have.  We compete with these DBS competitors by “bundling” our service offerings with products that the DBS companies cannot efficiently provide at this time, such as high-speed data service and voice service carried over the cable distribution plant, as well as by providing interactive and “on demand” services that are currently unavailable to a DBS subscriber, such as video-on-demand.  As discussed in greater detail below, we face intense competition from incumbent telephone companies such as Verizon and AT&T, which offer video programming in addition to their voice and high-speed Internet access services, evidencing their commitment to compete across all of the Company’s telecommunications products.  Their competitive position has been improved by recent operational, regulatory and legislative advances that they have made.  Historically, we have made substantial investments in the development of new and innovative programming options for our customers as a way of differentiating ourselves from our competitors.  We likely will continue to do so in order to be a more effective competitor.

Our high-speed data services business, which accounted for 16% of our consolidated revenues for the three months ended March 31, 2007, faces competition from DSL providers, including Verizon and AT&T.  These providers have become increasingly aggressive in their pricing strategies in recent years, and customers may decide that a reduced price is more important to them than the superior speed that cable modems provide.  As discussed in greater detail below, another source of competition is fiber-based high speed data offerings by incumbent telephone companies which also include Verizon and AT&T.

This competition, together with our already high penetration, is expected to slow our growth in cable modem penetration from the growth rates we have experienced in the past.

Our VoIP offering, which accounted for approximately 8% of our consolidated revenues for the three months ended March 31, 2007, is competitive with incumbent offerings primarily on the basis of pricing, where unlimited United States, Canada and Puerto Rico long distance, regional and local calling, together with certain features for which the incumbent providers charge extra, are offered at one low price.  To the extent the incumbents, who have financial resources that exceed those of the Company, decide to meet our pricing and/or features or reduce their pricing, future growth and success of this business may be impaired.  The regulatory framework for cable modem service and voice service is being developed and changes in how we are regulated, including increased regulation, may affect our competitive position.

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

Optimum Lightpath, which accounted for approximately 3% of our consolidated revenues for the three months ended March 31, 2007, operates in the most competitive business telecommunications market in the country and competes against the very largest telecommunications companies - incumbent local exchange companies such as Verizon and AT&T, other competitive local exchange companies and long distance companies.  To the extent that dominant market leaders decide to reduce their prices, future success of our Optimum Lightpath business may be impaired.  The trend in business communications has been shifting from a wired voice medium to a wireless, data medium.  Should this trend accelerate dramatically, future growth of Optimum Lightpath may be negatively impacted.

Rainbow

In our Rainbow segment, which accounted for 15% of our consolidated revenues for the three months ended March 31, 2007, we earn revenues in two principal ways.  First, we receive affiliate fee payments principally from cable television systems and DBS operators.  These revenues are generally on a per subscriber basis and earned under multi-year contracts with those operators referred to as affiliation agreements.  The specific affiliate fees we earn vary from operator to operator and also vary among our networks but are generally based upon the number of each operator’s subscribers who receive our programming, referred to as “viewing subscribers.”  The second principal source of revenues in this segment is from advertising.  Under our agreements with cable television system and DBS operators, we have the right to sell a specific amount of national advertising time on our programming networks.  Our advertising revenues are more variable than affiliate fees because most of our advertising is sold on a short-term basis, not under long-term contracts.  Also, our advertising revenues vary based upon the popularity of our programming as measured by rating services.

We seek to grow our revenues in the Rainbow segment by increasing the number of distributors that carry our services and the number of viewing subscribers.  We refer to this as our “penetration.”  AMC, which is widely distributed, has less ability to increase its penetration than our newer, less penetrated services.  Our revenues may also increase over time through contractual rate increases stipulated in certain of our affiliation agreements.  In negotiating for increased or extended carriage, we may be subject to requests by distributors to make upfront payments in exchange for additional subscribers or extended carriage, which we record as deferred carriage fees and which are amortized as a reduction to revenue over the period of the related subscriber guarantee, or to waive for a specified period or accept lower subscriber fees if certain additional subscribers are provided.  We also may help fund the distributors’ efforts to market our channels or we may permit distributors to offer limited promotional periods without payment of subscriber fees.  As we continue our efforts to add subscribers, our subscriber revenue may be negatively affected by subscriber acquisition fees (deferred carriage), discounted subscriber fees and other payments; however, we believe that these transactions generate a positive return on investment over the contract period.  We seek to increase our advertising revenues by increasing the number of minutes of national advertising and by increasing rates for such advertising, but, ultimately, the level of our advertising revenues is directly related to the overall distribution of our programming, penetration of our services, and the popularity (including within desirable demographic groups) of our services as measured by rating services.

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

Madison Square Garden

Madison Square Garden (“MSG”), which accounted for 15% of our consolidated revenues for the three months ended March 31, 2007, consists of our owned professional sports teams (principally the New York Knicks of the National Basketball Association (“NBA”) and the New York Rangers of the National Hockey League (“NHL”), along with the Hartford Wolf Pack of the American Hockey League and the New York Liberty of the Women’s National Basketball Association), the MSG Networks sports programming business, and an entertainment business.  It also operates the Madison Square Garden Arena, Radio City Music Hall, the Hartford Civic Center through June 30, 2007 and Rentschler Field (sports and entertainment venues in Connecticut) and effective January 1, 2007, the Beacon Theatre in New York City.  Madison Square Garden faces competitive challenges unique to these activities.  We derive revenues in this segment primarily from the MSG Networks (see below), the sale of tickets, including luxury box rentals, to sporting and entertainment events, from rental rights fees paid to this segment by promoters that present events at our entertainment venues and the sports teams’ share of league-wide distributions of national television rights fees and royalties.  We also derive revenue from the sale of advertising at our owned and operated venues, from food, beverage and merchandise sales at these venues and from the licensing of our trademarks.  MSG Networks derives its revenues from affiliate fees paid by cable television providers (including our cable television systems), satellite providers that provide video service and sales of advertising.  This segment’s financial performance is related to the performance of all the teams presented and the attractiveness of its entertainment events.

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

In the first quarter of 2007, the Connecticut Development Authority notified Madison Square Garden that it decided not to renew Madison Square Garden’s operating agreement for the Hartford Civic Center that expires on June 30, 2007.  The termination of this operating agreement is not expected to have a significant impact on Madison Square Garden’s results of operations.

The dependence of this segment’s revenues on its sports teams and Christmas shows generally make it seasonal with a disproportionate share of its revenues and operating income being derived in the fourth quarter of each year.

Stock Option Related Matters

We have continued to incur substantial expenses for legal services in connection with the Company’s stock option related litigation, and the investigations by the Securities and Exchange Commission and the U.S. Attorney’s Office for the Eastern District of New York.  We expect to continue to incur substantial expenses in connection with these matters.

Impact of Proposed Merger

On May 2, 2007 Cablevision entered into a merger agreement providing for a merger (the “Proposed Merger”) of Cablevision with an entity that will be owned by the Dolan Family Group.  In the Proposed Merger, each outstanding share of Cablevision NY Group Class A common stock, other than shares owned directly or indirectly by Cablevision or the Dolan Family Group, by any shareholders who are entitled to and who properly exercise appraisal rights under Delaware law, and by the holders of restricted stock issued under Cablevision’s employee stock plans, will be cancelled and converted into the right to receive $36.26 in cash, without interest.  We estimate that the cost of paying the merger consideration and related fees and expenses will be approximately $9,000,000, all of which will come from cash on hand at Cablevision and its subsidiaries and from the proceeds from the incurrence of indebtedness by Cablevision, its subsidiaries and one or more newly-formed holding companies of Cablevision.

The closing of the Proposed Merger is conditioned upon the receipt of financing necessary to fund the merger consideration and related fees and expenses and to refinance certain indebtedness of CSC Holdings and Rainbow National Services LLC ("RNS").  The Dolan Family Group delivered to Cablevision a commitment letter (the "Commitment Letter") from Merrill Lynch Capital Corporation, Bear Stearns & Co. Inc. and Bank of America N.A., together, in each case, with certain affiliated entities covering approximately $15,455,000 of debt financing.  The Commitment Letter contemplates the following:

1.                       Cablevision will form a new subsidiary ("Super Holdco") to which it will transfer all of the common stock of CSC Holdings.  Super Holdco will also assume all of Cablevision's obligations on its outstanding senior notes and debentures.

2.                       Super Holdco will form a new subsidiary ("Intermediate Holdco") to which it will transfer all of the common stock of CSC Holdings.  Intermediate Holdco will assume all of Super Holdco's obligations on its outstanding senior notes and debentures, which will remain outstanding.

3.                       Super Holdco is expected to incur an additional $4,425,000 of indebtedness.

4.                       Intermediate Holdco is expected to incur an additional $800,000 of indebtedness.

5.                       CSC Holdings will enter into a credit facility in replacement of its existing credit facility.  This new credit facility, which is expected to be in the amount of $7,250,000 (including a $1,000,000 revolving credit facility) will be used in part to repay borrowings under CSC Holdings' existing credit facility.

6.                       RNS will enter into a credit facility in replacement of its existing credit facility.  This new credit facility, which is expected to be in the amount of $1,030,000 (including a $300,000 revolving credit facility), will be used in part to repay borrowings under its existing credit facility.

7.                       Rainbow Programming Partners ("RPP"), an indirect wholly owned subsidiary of Cablevision and CSC Holdings, will enter into a credit facility which is expected to be in the amount of $950,000 (including a $50,000 revolving credit facility).  RPP, whose principal asset is Madison Square Garden, does not currently have any long-term debt.

8.                       Rainbow Programming Holdings LLC ("RPH"), an indirect wholly owned subsidiary of Cablevision and CSC Holdings, is expected to incur $1,000,000 of indebtedness.  RPH, which is a holding company for the Company's interests in RNS and certain other programming operations, does not currently have any long-term debt.

The increased borrowing costs as a result of the Proposed Merger will materially adversely affect our financial results.  We also expect that our liquidity will be adversely affected by the Proposed Merger as a result of our reduced borrowing capacity and higher interest costs following the Proposed Merger.  We also anticipate downgrades in the ratings on the long-term debt of Cablevision, CSC Holdings and RNS.

Our ability to refinance existing indebtedness, including CSC Holdings' 7.875% senior notes that are maturing in December 2007, on the same terms that we could have before the Proposed Merger was announced and incur any new indebtedness on favorable terms, if at all, will be reduced.

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA

	Three Months Ended March 31,
	2007		2006		(Increase)
		% of Net		% of Net	Decrease
	Amount	Revenues	Amount	Revenues	in Net Loss

Revenues, net	$1,586,216	100%	$1,409,358	100%	$176,858

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	748,398	47	670,207	48	(78,191)
Selling, general and administrative	373,802	24	358,704	25	(15,098)
Restructuring charges (credits)	1,329	—	(685)	—	(2,014)
Depreciation and amortization (including impairments)	286,686	18	277,405	20	(9,281)
Operating income	176,001	11	103,727	7	72,274
Other income (expense):
Interest expense, net	(229,917)	(14)	(187,232)	(13)	(42,685)
Equity in net income of affiliates	1,776	—	1,408	—	368
Write-off of deferred financing costs	—	—	(4,587)	—	4,587
Gain (loss) on investments, net	(72,986)	(5)	7,238	1	(80,224)
Gain (loss) on derivative contracts, net	65,119	4	(6,780)	—	71,899
Minority interests	(1,673)	—	(1,337)	—	(336)
Miscellaneous, net	656	—	183	—	473
Loss from continuing operations before income taxes	(61,024)	(4)	(87,380)	(6)	26,356
Income tax benefit	29,707	2	32,658	2	(2,951)
Loss from continuing operations	(31,317)	(2)	(54,722)	(4)	23,405
Income (loss) from discontinued operations, net of taxes	5,484	—	(2,386)	—	7,870
Loss before cumulative effect of a change in accounting principle	(25,833)	(2)	(57,108)	(4)	31,275
Cumulative effect of a change in accounting principle, net of taxes	(443)	—	(862)	—	419
Net loss	$(26,276)	(2)%	$(57,970)	(4)%	$31,694

Comparison of Three Months Ended March 31, 2007 Versus Three Months Ended March 31, 2006

Consolidated Results – Cablevision Systems Corporation

The Company classifies its business interests into three reportable segments:

•                  Telecommunications Services, consisting principally of our video, high-speed data, and Voice over Internet Protocol services and our commercial data and voice services operations of Lightpath;

•                  Rainbow, consisting principally of interests in national and regional television programming networks, including AMC, IFC, WE tv, fuse and VOOM HD Networks; and

•                  Madison Square Garden, which owns and operates professional sports teams, regional television sports programming networks and an entertainment business.

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

Revenues, net for the three months ended March 31, 2007 increased $176,858 (13%) as compared to revenues for the three months ended March 31, 2006.  The net increase is attributable to the following:

Increase in revenues of the Telecommunication Services segment	$148,023
Increase in revenues of the Rainbow segment	23,633
Increase in revenues of the Madison Square Garden segment	11,734
Other net decreases	(2,004)
Intersegment eliminations	(4,528)
$176,858

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

Technical and operating expenses (excluding depreciation and amortization and impairments) for the three months ended March 31, 2007 increased $78,191 (12%) as compared to the three months ended March 31, 2006.  The net increase is attributable to the following:

Increase in expenses of the Telecommunications Services segment	$75,385
Increase in expenses of the Rainbow segment	5,991
Increase in expenses of the Madison Square Garden segment	241
Other net increases	135
Intersegment eliminations	(3,561)
$78,191

As a percentage of revenues, technical and operating expenses decreased 1% for the three months ended March 31, 2007 as compared to the same period in 2006.

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, and costs of customer call centers.  Selling, general and administrative expenses increased $15,098 (4%) for the three months ended March 31, 2007 as compared to the same period in 2006.  The net increase is attributable to the following:

Increase in expenses of the Telecommunications Services segment	$26,149
Decrease in expenses of the Rainbow segment	(3,114)
Increase in expenses of the Madison Square Garden segment	1,038
Other net decreases	(8,008)
Intersegment eliminations	(967)
$15,098

As a percentage of revenues, selling, general and administrative expenses decreased 1% for the three months ended March 31, 2007 as compared to the same period in 2006.

Restructuring charges (credits) amounted to $1,329 for the three months ended March 31, 2007 and $(685) for the three months ended March 31, 2006.  The 2007 amount related primarily to a severance charge of $1,566 associated with the elimination of 32 positions at certain programming businesses within the Rainbow segment.  This charge was partially offset by net adjustments of $237 to facility realignment provisions recorded in connection with the 2006, 2002 and 2001 restructuring plans. The 2006 amount related primarily to adjustments to facility realignment provisions recorded in connection with the 2001 and 2002 restructuring plans.

Depreciation and amortization (including impairments) increased $9,281 (3%) for the three months ended March 31, 2007 as compared to the same period in 2006.  The net increase consisted of an increase in depreciation expense of $10,785 primarily from depreciation of new fixed assets in our telecommunication services segment, partially offset by a decrease in amortization expense of $1,504 primarily resulting from the impairment and write-off of certain long-lived assets in 2006.

Net interest expense increased $42,685 (23%) for the three months ended March 31, 2007 as compared to the same period in 2006.  The net increase is attributable to the following:

Increase due to higher average debt balances related primarily to the financing of the 2006 special dividend, partially offset by lower outstanding collateralized indebtedness and the redemption of certain senior subordinated debentures in May 2006	$43,965
Increase due to higher average interest rates	2,470
Higher interest income	(2,831)
Other net decreases	(919)
$42,685

Equity in net income of affiliates amounted to $1,776 for the three months ended March 31, 2007 as compared to $1,408 for the same period in 2006.  Such amounts consist of the Company’s share of the net income of certain businesses in which the Company does not have a majority ownership interest.

Gain (loss) on investments, net for the three months ended March 31, 2007 and 2006 of $(72,986) and $7,238, respectively, consists primarily of the net increase or decrease in the fair value of Comcast, General Electric, AT&T, Charter Communications, and Leapfrog common stock owned by the Company. The effects of these gains and losses are largely offset by the losses and gains on related derivative contracts described below.

Write-off of deferred financing costs for the three months ended March 31, 2006 of $4,587 includes costs written off in connection with the refinancing of CSC Holdings’ credit agreement.

Gain (loss) on derivative contracts, net for the three months ended March 31, 2007 and 2006 consisted of the following:

	Three Months Ended March 31,
	2007	2006
Unrealized and realized gains due to the change in fair value of the Company’s prepaid forward contracts relating to the AT&T, Comcast, Charter Communications, General Electric and Leapfrog shares	$75,086	$1,209
Unrealized and realized losses on interest rate swap contracts	(9,967)	(7,989)
	$65,119	$(6,780)

The effects of these gains and losses are largely offset by the losses and gains on investment securities pledged as collateral which are included in gain (loss) on investments, net discussed above.

Minority interests represent other parties’ share of the net income (losses) of entities which are not entirely owned by us but which are consolidated in our financial statements.  For the three months ended March 31, 2007 and 2006 minority interests consisted of the following:

	Three Months Ended March 31,
	2007	2006

News Corporation’s 40% share of the net income of Fox Sports Net Bay Area	$(1,527)	$(1,081)
Other	(146)	(256)
	$(1,673)	$(1,337)

Net miscellaneous income of $656 and $183 for the three months ended March 31, 2007 and 2006, respectively, resulted primarily from dividends received on certain of the Company’s investment securities, partially offset by other miscellaneous expenses.

Income tax benefit attributable to continuing operations for the three months ended March 31, 2007 of $29,707 differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to state taxes, a decrease in the valuation allowance of $2,518 relating to certain state net operating loss carry forwards, partially offset by tax expense of $2,122 relating to unrecognized tax benefits and accrued interest recorded pursuant to FIN 48, and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $1,592 and $1,988, respectively.

The income tax benefit attributable to continuing operations for the three months ended March 31, 2006 of $32,658 differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to state taxes, a decrease in the valuation allowance of $7,144 relating to certain state net operating loss carry forwards, partially offset by the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $726 and $2,544, respectively.

In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period.   The estimated annual effective tax rate is revised on a quarterly basis and therefore may be different from the rate used for a prior interim period.

As of December 31, 2006, the Company was under audit by the state of Ohio for the tax year ended December 31, 2000.  During the three month period ended March 31, 2007, the liability relating to the Ohio income tax audit, including accrued interest, was increased by $3,327, resulting in additional income tax expense in the Company’s consolidated statement of operations.  Such amount excludes the associated deferred tax benefit.  As of March 31, 2007 the total liability, including interest, was $14,264, reflecting management’s best judgment given the facts, circumstances, and information available at the balance sheet date.  In April 2007, the Company and representatives from the Ohio Department of Taxation agreed to settle the Ohio income tax audit for the tax year ended December 31, 2000 for $18,000, inclusive of interest.  Therefore, the Company will recognize additional income tax expense of $3,736, excluding deferred tax benefit, in the three month period ending June 30, 2007.

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

Income (loss) from discontinued operations, net of taxes, for the three months ended March 31, 2007 and 2006 reflects the following items, net of related income taxes:

	Three Months Ended March 31,
	2007	2006
Net operating results of the Rainbow DBS distribution business, net of taxes	$5,484	$(2,172)
Net operating results of Fox Sports Net Chicago, net of taxes	—	(214)
	$5,484	$(2,386)

In March 2007, the Federal Communications Commission (“FCC”) waived the bond requirement previously submitted by Rainbow DBS Company LLC with respect to five Ka-band licenses.  These bonds were originally cash collateralized by the Company.  In connection with the shut down of the Rainbow DBS satellite distribution business in 2005, the Company recorded a loss related to the outstanding bonds since the Company believed it was not probable that Rainbow DBS would meet the required FCC milestones.  As a result of the waiver from the FCC, the Company has recorded a gain of $6,638, net of taxes, for the three months ended March 31, 2007.  The Company expects to receive the cash collateral of $11,250 in the second quarter of 2007.

Business Segments Results – Cablevision Systems Corporation

Telecommunications Services

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for the Company’s Telecommunications Services segment:

	Three Months Ended March 31,
	2007		2006		Increase (Decrease) in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Income

Revenues, net	$1,141,306	100%	$993,283	100%	$148,023
Technical and operating expenses (excluding depreciation and amortization)	494,553	43	419,168	42	(75,385)
Selling, general and administrative expenses	226,283	20	200,134	20	(26,149)
Depreciation and amortization	234,981	21	222,728	22	(12,253)
Operating income	$185,489	16%	$151,253	15%	$34,236

Revenues, net for the three months ended March 31, 2007 increased $148,023 (15%) as compared to revenues for the three months ended March 31, 2006.  The following table presents the increases by major components of revenues for the three months ended March 31, 2007 and 2006 for the Company’s Telecommunications Services segment:

	Three Months Ended March 31,		Increase	Percent Increase
	2007	2006	(Decrease)	(Decrease)
Video (including analog, digital, pay-per-view, video-on-demand and digital video recorder)	$681,661	$616,083	$65,578	11%
High-speed data	244,348	212,532	31,816	15%
Voice	121,276	73,474	47,802	65%
Advertising	25,564	23,439	2,125	9%
Other (including installation, home shopping, advertising sales commissions, and other products)	26,432	27,128	(696)	(3)%
Total cable television	1,099,281	952,656	146,625	15%
Optimum Lightpath	52,967	53,956	(989)	(2)%
Intra-segment eliminations	(10,942)	(13,329)	2,387	18%
Total Telecommunications Services	$1,141,306	$993,283	$148,023	15%

Revenue increases reflected above are primarily derived from increases in the number of subscribers to these services (set forth in the table below), upgrades by video customers from the level of the programming package to which they subscribe, additional services sold to our existing subscribers and general increases in rates, offset in part by offer discounts and other rate changes.  As a result, our average monthly revenue per basic video subscriber for the three months ended March 31, 2007 was $116.95 as compared with $104.24 for the three months ended March 31, 2006.  The decrease in Optimum Lightpath net revenues is primarily attributable to reduced intra-segment revenue from the VoIP business, partially offset by growth in Ethernet data services.  The following table presents certain subscriber information for the three months ended March 31, 2007 and 2006 for the Company’s cable television systems (excluding Lightpath):

	As of March 31,		Increase	Percent Increase
	2007	2006	(Decrease)	(Decrease)
	(in thousands)

Basic video customers	3,139	3,066	73	2%
iO digital video customers	2,511	2,127	384	18%
Optimum Online high-speed data customers	2,118	1,807	311	17%
Optimum voice customers	1,318	865	453	52%
Residential telephone customers	2	7	(5)	(69)%
Total revenue generating units	9,088	7,872	1,216	15%

The Company added basic video customers and revenue generating units (“RGUs”) for the three months ended March 31, 2007 aggregating approximately 12,000 and 261,000, respectively.  However, fewer basic video customers and RGUs were added during this quarter as compared to the three months ended March 31, 2006.  Because of our relatively high digital video penetration rates and, to a lesser extent, the increasing competition in our service territory, we expect our basic video customer and RGU growth in 2007 to be lower than what we experienced in 2006.

Technical and operating expenses (excluding depreciation and amortization) for the three months ended March 31, 2007 increased $75,385 (18%) compared to the same period in 2006.  The net increase is attributable to the following:

Increase in programming costs (including costs of on-demand services) due primarily to subscriber growth, expanded service offerings, and programming rate increases	$48,322
Increase in field service and network related costs primarily due to growth in revenue generating units	14,625
Increase in call completion and interconnection costs related to the VoIP business due primarily to costs of our flat-rate international service offering beginning in the second quarter of 2006	9,926
Increase in VoIP related taxes and surcharges due primarily to subscriber growth	4,262
Reversal of estimated VoIP related fees attributable to prior periods	(4,122)
Intra-segment eliminations	2,062
Other net increases	310
$75,385

As a percentage of revenues, technical and operating expenses increased 1% during the three months ended March 31, 2007 as compared to the same period in 2006.

Selling, general and administrative expenses increased $26,149 (13%) for the three months ended March 31, 2007 as compared to the same period in 2006.  The net increase is attributable to the following:

Increase in sales and marketing costs	$12,958
Increase in customer related costs (principally call center related costs) primarily due to increased revenue generating units	7,706
Increase in expenses relating to Cablevision’s long-term incentive plans	1,894
Other general and administrative cost increases	3,266
Intra-segment eliminations	325
$26,149

As a percentage of revenues, selling, general and administrative expenses remained constant for the three months ended March 31, 2007 as compared to the same period in 2006.

Depreciation and amortization increased $12,253 (6%) for the three months ended March 31, 2007 as compared to the same period in 2006.  The increase resulted primarily from depreciation of new fixed assets, primarily subscriber devices.

Rainbow

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s Rainbow segment:

	Three Months Ended March 31,
	2007		2006		Increase (Decrease) in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Income

Revenues, net	$230,050	100%	$206,417	100%	$23,633
Technical and operating expenses (excluding depreciation, amortization and impairments)	98,704	43	92,713	45	(5,991)
Selling, general and administrative expenses	88,077	38	91,191	44	3,114
Restructuring charges	1,566	1	—	—	(1,566)
Depreciation and amortization (including impairments)	25,924	11	26,496	13	572
Operating income (loss)	$15,779	7%	$(3,983)	(2)%	$19,762

Included in the Rainbow segment results of operations is operating income from AMC, IFC and WE tv aggregating $57,640 and $40,946 and operating losses from Rainbow’s other programming services aggregating $41,861 and $44,929 for the three months ended March 31, 2007 and 2006, respectively.  These other programming services consist of Fox Sports Net Bay Area, fuse, Lifeskool (formerly Mag Rack), sportskool, News 12 Networks, IFC Entertainment, VOOM HD Networks, Rainbow Network Communications and Rainbow Advertising Sales Corp.  The operating losses from Rainbow’s other programming services were attributable primarily to VOOM HD Networks, as well as the News 12 Networks, IFC Entertainment and fuse, which more than offset operating income generated by Fox Sports Net Bay Area.

Revenues, net for the three months ended March 31, 2007 increased $23,633 (11%) as compared to revenues for the same period in 2006.  The net increase is attributable to the following:

Increase in affiliate and other revenue at Rainbow’s other programming businesses, primarily at VOOM HD Networks and regional sports and news	$8,425
Increase in advertising revenues at the AMC/IFC/WE tv businesses	7,933
Increase in affiliate and other revenue at the AMC/IFC/WE tv businesses resulting primarily from increases in viewing subscribers and rates.	4,879
Increase in advertising revenues at Rainbow’s other programming businesses	2,396
$23,633

Revenue increases discussed above are primarily derived from increases in the level of advertising on our networks, increases in the number of viewing subscribers, and increases in affiliate fees charged for our services.  The following table presents certain viewing subscriber information for the three months ended March 31, 2007 and 2006:

	As of March 31,			Percent
	2007	2006	Increase	Increase
	(in thousands)

Viewing Subscribers:
AMC	83,100	77,500	5,600	7.2%
WE tv	53,800	51,400	2,400	4.7%
IFC	40,900	38,000	2,900	7.6%
fuse	43,100	39,800	3,300	8.3%
VOOM HD Networks	600	36	564	—
Fox Sports Net Bay Area	3,800	3,700	100	2.7%

Technical and operating expenses (excluding depreciation and amortization and impairments) for the three months ended March 31, 2007 increased $5,991 (6%) compared to the same period in 2006.  The net increase is attributable to the following:

Net increase resulting from higher programming and contractual costs at the other Rainbow businesses	$3,908
Net increase in programming costs at the AMC/IFC/WE tv businesses which resulted primarily from increased amortization of programming content and series development/original programming costs	2,083
$5,991

As a percentage of revenues, technical and operating expenses decreased 2% during the three months ended March 31, 2007 as compared to the same period in 2006.

Selling, general and administrative expenses decreased $3,114 (3%) for the three months ended March 31, 2007 compared to the same period in 2006.  The net decrease is attributable to the following:

Net decrease in selling, marketing and advertising costs at the AMC/IFC/WE tv businesses primarily related to a decrease in marketing and promotion of original programming series premiers	$(6,319)
Increase in expenses relating to Cablevision’s long-term incentive plans	1,726
Net increase in selling, marketing and advertising costs at Rainbow’s other programming services primarily related to marketing and promotional activities	524
Increase in administrative costs, including corporate allocations and share-based compensation expenses	955
$(3,114)

As a percentage of revenues, selling, general and administrative expenses decreased 6% for the three months ended March 31, 2007 as compared to the same period in 2006.

Restructuring charges of $1,566 for the three months ended March 31, 2007 represent primarily severance charges resulting from the elimination of 32 staff positions due to the consolidation and reorganization of certain departments.

Depreciation and amortization (including impairments) decreased $572 (2%) for the three months ended March 31, 2007 as compared to the same period in 2006.  Amortization of intangible assets remained consistent for the three months ended March 31, 2007 compared to the same period in 2006.  The net decrease in depreciation expense was primarily attributable to certain fixed assets becoming fully depreciated in 2006, partially offset by an increase in depreciation due to fixed asset additions.

Madison Square Garden

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to net revenues for Madison Square Garden.

	Three Months Ended March 31,				(Increase)
	2007		2006		Decrease in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Loss

Revenues, net	$235,576	100%	$223,842	100%	$11,734
Technical and operating expenses (excluding depreciation and amortization)	173,704	74	173,463	77	(241)
Selling, general and administrative expenses	47,653	20	46,615	21	(1,038)
Depreciation and amortization	15,269	6	16,073	7	804
Operating loss	$(1,050)	—%	$(12,309)	(5)%	$11,259

Revenues, net for the three months ended March 31, 2007 increased $11,734 (5%) as compared to revenues for the same period in 2006.  This net increase is attributable to the following:

Net higher MSG Networks affiliate fees	$5,700
Net higher revenues from entertainment events, including a new venue in 2007	5,654
Higher sports team related revenues	2,225
Lower other MSG Networks revenue, primarily decreased advertising sales	(1,798)
Other net decreases	(47)
$11,734

Technical and operating expenses for the three months ended March 31, 2007 increased $241 as compared to the same period in 2006.  This increase is attributable to the following:

Lower benefit from amortization of team related purchase accounting liabilities (see discussion below)	$4,519
Higher MSG Networks operating costs	3,288
Higher net provisions for certain team personnel transactions (including the impact of luxury tax)	2,443
Higher variable costs associated with the higher revenues from entertainment events	1,862
Lower other team operating expenses, primarily team personnel compensation	(8,786)
Lower provision for National Basketball Association’s luxury tax, excluding impact of certain team personnel transactions	(6,135)
Other net increases, primarily fixed operating costs related to a new venue	3,050
$241

The purchase accounting liabilities discussed above were established in April 2005 as a result of the Company’s acquisition of the minority interest in Madison Square Garden.  Following this transaction, the Company began to amortize these purchase accounting liabilities over the period of the respective player contracts.  During 2006 and 2005, the majority of these players were subsequently waived or traded and the unamortized purchase accounting liabilities associated with these players were immediately written off.  Unamortized purchase accounting liabilities at March 31, 2007 amounted to $4,889.

As a percentage of revenues, technical and operating expenses decreased 3% during the three months ended March 31, 2007 as compared to the same period in 2006.

Selling, general, and administrative expenses for the three months ended March 31, 20007 increased $1,038 (2%) as compared to the same period in 2006. This increase is attributable to the following:

Higher employee salaries and related benefits, including expenses relating to Cablevision’s long-term incentive and stock plans	$3,146
Lower legal and other professional fees	(2,426)
Other net increases	318
$1,038

As a percentage of revenues, selling, general and administrative expenses decreased 1% during the three months ended March 31, 2007 as compared to the same period in 2006.

Depreciation and amortization expense for the three months ended March 31, 2007 decreased $804 (5%) as compared to the same period in 2006 resulting from lower depreciation expense of $338 and lower amortization of intangible assets of $466.

CASH FLOW DISCUSSION

Operating Activities

Net cash provided by operating activities amounted to $236,870 for the three months ended March 31, 2007 compared to $167,316 for the three months ended March 31, 2006.  The 2007 cash provided by operating activities resulted from $255,369 of income before depreciation and amortization, $51,169 of non-cash items, a $26,304 decrease in current and other assets and $9,042 from an increase in accounts payable.  Partially offsetting these increases, were decreases in cash resulting from a $66,598 decrease in accrued and other liabilities, a $25,277 increase in feature film inventory resulting primarily from new film licensing and original programming agreements, and a $13,139 decrease in feature film and contract obligations.

The 2006 cash provided by operating activities resulted from $222,683 of income before depreciation and amortization, $26,400 of non-cash items, and a $31,562 decrease in current and other assets.  Partially offsetting these increases, were decreases in cash resulting from a $55,058 decrease in deferred revenue, a $34,534 increase in feature film inventory resulting primarily from new film licensing and original programming agreements, and a $23,737 decrease in accounts payable and accrued and other liabilities.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2007 was $162,017 compared to $269,943 for the three months ended March 31, 2006.  The 2007 investing activities consisted primarily of $156,294 of capital expenditures ($151,922 of which related to our Telecommunications Services segment), an increase in restricted cash of $4,463 and other net cash payments aggregating $1,260.

Net cash used in investing activities for the three months ended March 31, 2006 consisted primarily of $272,396 of capital expenditures, partially offset by other net cash receipts aggregating $2,453.

Financing Activities

Net cash used in financing activities amounted to $91,719 for the three months ended March 31, 2007 compared to net cash provided by financing activities of $3,193,753 for the three months ended March 31, 2006.  In 2007, the Company’s financing activities consisted primarily of a payment of $49,693 representing the deemed purchase of treasury stock related to restricted stock awards that vested on March 10, 2007, dividend distributions relating to the exercise or vesting of equity based awards of $43,820 and other net cash payments of $2,456, partially offset by net proceeds from bank debt of $4,250.

In 2006, the Company’s financing activities consisted primarily of net proceeds of bank debt of $3,242,500, partially offset by $40,517 in deferred financing costs and other net cash payments of $8,230.

Discontinued Operations

The net effect of discontinued operations on cash and cash equivalents amounted to a $920 outflow for the three months ended March 31, 2007 compared to a $3,058 inflow for the three months ended March 31, 2006.

Operating Activities

Net cash used in operating activities of discontinued operations amounted to $920 for the three months ended March 31, 2007 compared to $854 for the three months ended March 31, 2006.  The net cash used in operating activities for both periods resulted primarily from a net loss before depreciation, amortization and other non-cash items.

Investing Activities

Net cash provided by investing activities amounted to $3,912 for the three months ended March 31, 2006.

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

The following table summarizes our outstanding debt and present value of capital leases as well as interest expense and capital expenditures as of and for the three months ended March 31, 2007:

	Cablevision	Restricted Group	Rainbow National Services	Other Entities	Total
Bank debt	$—	$4,473,750	$523,000	$—	$4,996,750
Capital leases	—	—	11,248	48,181	59,429
Notes payable	—	7,467	—	—	7,467
Senior notes and debentures	1,500,000	4,195,712	298,543	—	5,994,255
Senior subordinated debentures	—	—	497,108	—	497,108
Collateralized indebtedness relating to stock monetizations	—	—	—	900,881	900,881
Total debt	$1,500,000	$8,676,929	$1,329,899	$949,062	$12,455,890
Interest expense	$33,543	$163,644	$29,453	$12,008	$238,648
Capital expenditures	$—	$151,301	$116	$4,877	$156,294

Restricted Group

As of March 31, 2007, CSC Holdings and those of its subsidiaries which conduct our cable television video operations (including approximately 3.1 million basic video customers and 2.5 million digital video customers) and high-speed data service (which encompasses approximately 2.1 million customers) and our residential voice services operations (which encompasses approximately 1.3 million customers), as well as Optimum Lightpath, our commercial data and voice service business comprise the “Restricted Group” since they are subject to the covenants and restrictions of the credit facility and the indentures governing the notes and debentures securities issued by CSC Holdings.  In addition, the Restricted Group is also subject to the covenants of the debt issued by Cablevision.

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

The Restricted Group’s credit facility consists of three components: a $1,000,000 revolver, a $1,000,000 term A-1 loan facility and a $3,500,000 term B loan facility.  The three components of the Restricted Group credit facility are direct obligations of CSC Holdings, guaranteed by most Restricted Group subsidiaries and secured by the pledge of the stock of most Restricted Group subsidiaries.  As of March 31, 2007, $51,994 of the $1,000,000 revolving credit facility was restricted for certain letters of credit issued on behalf of CSC Holdings and $948,006 of the revolver was undrawn.  The revolving credit facility and the term A-1 loan facility mature in February 2012 and the term B loan facility matures in

March 2013.  The revolver has no required interim repayments.  The $1,000,000 term A-1 loan facility requires quarterly repayments of $12,500 in 2007 and 2008, $62,500 in 2009 and 2010 and $100,000 in 2011.  The $3,500,000 term B loan facility is subject to quarterly repayments of $8,750 beginning June 30, 2006 through March 31, 2012 and $822,500 beginning on June 30, 2012 through its maturity date in March 2013.  The weighted average interest rates as of March 31, 2007 on borrowings under the term A-1 loan facility and term B loan facility were 6.60% and 7.11%, respectively.

The principal financial covenants, which are not identical for the revolving credit facility and the term A-1 loan facility, on the one hand, and the term B loan facility, on the other, include (i) under the revolving credit facility and the term A-1 loan facility, maximum total leverage of 7.50 to 1 with subsequent stepdowns over the life of the revolving credit facility and the term A-1 loan facility until reaching 4.50 to 1 for periods beginning on and after January 1, 2010, (ii) under the revolving credit facility and the term A-1 loan facility, maximum senior secured leverage of 3.75 times cash flow through December 31, 2007 with annual stepdowns thereafter over the life of the revolving credit facility and the term A-1 loan facility until reaching 3.00 to 1 for periods beginning on and after January 1, 2010, (iii) under the revolving credit facility and the term A-1 loan facility, minimum ratios for cash flow to interest expense of 1.75 to 1 initially, increasing to 2.00 to 1 on and after July 1, 2007, and (iv) under the revolving credit facility and the term A-1 loan facility, a minimum ratio of cash flow less cash taxes to total debt expense (defined to include interest expense, certain payments of principal and dividends paid by CSC Holdings to Cablevision to permit Cablevision to pay interest and certain principal payments on its debt) of 1.50 to 1.  These covenants and restrictions on the permitted use of borrowed funds in the revolving credit facility may limit our ability to utilize all of the undrawn revolver funds.  Additional covenants include limitations on liens and the issuance of additional debt.  Under the term B loan facility, we are limited in our ability to incur additional indebtedness based on a maximum ratio of total indebtedness to cash flow (as defined in the term B loan facility) of 7.50 to 1 with subsequent stepdowns over the life of the term B loan facility until reaching 5.00 to 1 for periods beginning on and after January 1, 2010 and a maximum senior secured leverage ratio of 4.50 times cash flow (as defined in the term B loan facility).

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

CSC Holdings, a member of the Restricted Group, has issued senior notes and debentures, which also contain financial and other covenants, though they are generally less restrictive than the covenants contained in the Restricted Group’s bank credit facility.  Principal covenants include a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow (as defined in the indentures) of 9.00 to 1 and limitations on dividends and distributions.  The indentures governing the Cablevision note and debenture issuances contain similar covenants and restrictions, including a limitation on additional debt incurrence based on a 9.00 to 1 debt to cash flow ratio.  There are no covenants, events of default, borrowing conditions or other terms in the Restricted Group’s credit facility or in any of CSC Holdings’ or Cablevision’s other debt securities that are based on changes in the credit ratings assigned by any rating agency.  The Restricted Group was in compliance with all of its financial covenants under its various credit agreements as of March 31, 2007.

Cablevision’s and CSC Holdings’ future access to the debt markets and the cost of any future debt issuances are also influenced by their credit ratings, which are provided by Moody’s Investors Service and Standard & Poor’s.  Key factors in the assessment of Cablevision’s and CSC Holdings’ credit ratings include Cablevision and CSC Holdings’ financial strength and flexibility, operating capabilities, management risk tolerance and ability to respond to changes in the competitive landscape.  On May 2, 2007, Moody’s and Standard & Poor’s placed all ratings for Cablevision and CSC Holdings on review for possible downgrade and on creditwatch with negative implications, respectively, as a result of the merger agreement with the Company and Central Park Holding Company, LLC (“Dolan Family Acquisition Company”).  The merger agreement contemplates that substantially all of the consideration in the Proposed Merger would be funded by the incurrence of additional indebtedness, including indebtedness at Cablevision, CSC Holdings and certain Rainbow entities, including RNS.  Any future downgrade to the Cablevision and/or CSC Holdings credit ratings by either rating agency could increase the interest rate on future debt issuances and could adversely impact our ability to raise additional funds.

Rainbow and Rainbow National Services

RNS, our wholly-owned subsidiary which owns the common equity interests in the Company’s AMC, WE tv and IFC programming operations, generated positive cash from operating activities in 2006 and the first quarter of 2007.  Its cash on hand, plus cash flow from operations and proceeds from borrowings available to it, provides the capital required for net funding and investment requirements of other Rainbow programming entities including the VOOM HD Networks, News 12 Networks and fuse subject to the applicable covenants and limitations contained in RNS’ financing agreements.

RNS has an $800,000 senior secured credit facility (the “RNS Credit Facility”), which consists of a $500,000 term A loan facility and a $300,000 revolving credit facility.  The term A loan facility matures June 30, 2013 and the revolving credit facility matures June 30, 2012.  The RNS Credit Facility allows RNS to utilize up to $50,000 of the revolving credit facility for letters of credit and up to $5,000 for a swing loan.  Further, the RNS Credit Facility provides for an incremental facility of up to $925,000, provided that it be for a minimum amount of $100,000.  If an incremental facility is established, RNS and the lenders will enter into a supplement to the RNS Credit Facility with terms and conditions that are no more restrictive than those of the RNS Credit Facility.  There are no commitments from the lenders to fund an incremental facility.

Outstanding borrowings under the term loan and revolving credit facility at March 31, 2007 were $500,000 and $23,000, respectively.  The borrowings under the RNS Credit Facility may be repaid without penalty at any time.  RNS had $277,000 in undrawn revolver commitments at March 31, 2007.  RNS may use future borrowings under the RNS Credit Facility to make investments, distributions, and other payments permitted under the RNS Credit Facility and for general corporate purposes.

Borrowings under the RNS Credit Facility are direct obligations of RNS which are guaranteed jointly and severally by substantially all of its subsidiaries and by Rainbow Programming Holdings LLC, the direct parent of RNS, and are secured by the pledge of the stock of RNS and substantially all of its subsidiaries, and all of the other assets of RNS and substantially all of its subsidiaries (subject to certain limited exceptions).  At March 31, 2007, the interest rate on the term A loan facility and the revolving credit facility was 6.61% and 7.68%, respectively.  The term A loan is to be repaid in quarterly installments of $6,250 from March 31, 2008 until December 31, 2010, $12,500 from March 31, 2011 until December 31, 2012, and $162,500 on March 31, 2013 and June 30, 2013, the maturity of the term A loan.  Any amounts outstanding under the revolving credit facility are due at maturity on June 30, 2012.

As defined in the RNS Credit Facility, the financial covenants consist of (i) a minimum ratio of operating cash flow to total interest expense for each quarter of 1.75 to 1, (ii) a maximum cash flow ratio of total indebtedness to annualized operating cash flow of 6.75 to 1 through June 30, 2008, decreasing thereafter to 6.25 to 1, and (iii) a maximum senior secured leverage ratio of senior secured debt to annualized operating cash flow of 5.50 to 1.  Additional covenants include restrictions on indebtedness, guarantees, liens, investments, dividends and distributions and transactions with affiliates.

RNS also has notes outstanding consisting of $300,000 principal amount of 8-3/4% senior notes due September 1, 2012 and $500,000 principal amount of 10-3/8% senior subordinated notes due September 1, 2014.  These notes are guaranteed by substantially all of RNS’ subsidiaries.

RNS was in compliance with all of its financial covenants under its various credit agreements as of March 31, 2007.

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

RNS’ future access to the debt markets and the cost of any future debt issuances are also influenced by its credit ratings, which are provided by Moody’s Investors Service and Standard & Poor’s.  Key factors in the assessment of RNS’ credit ratings include its free cash flow generating capacity, fiscal strategy, enterprise value and industry risk.  On May 2, 2007, Moody’s and Standard & Poor’s placed all of RNS’ ratings on review for possible downgrade and on creditwatch with negative implications, respectively, as a result of the merger agreement with the Company and Dolan Family Acquisition Company.  The merger agreement contemplates that substantially all of the consideration in the Proposed Merger would be funded by the incurrence of additional indebtedness, including indebtedness at Cablevision, CSC Holdings and certain Rainbow entities, including RNS.  Any future downgrade to the RNS credit ratings by either rating agency could increase the interest rate on future debt issuances and could adversely impact its ability to raise additional funds.

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

The merger agreement contemplates that substantially all of the consideration in the Proposed Merger would be funded by the incurrence of additional indebtedness, including indebtedness at Cablevision, CSC Holdings and certain Rainbow entities, including RPP, whose principal asset is Madison Square Garden.

Monetization Contract Maturities

In the first quarter of 2007, monetization contracts covering 1,241,486 shares of our Charter Communications stock matured.  We settled our obligations under the related Charter Communications collateralized indebtedness by delivering an equivalent number of Charter Communications shares and the related equity derivative contracts.

During the next twelve months, monetization contracts covering 2,482,974 shares of Charter Communications stock and 800,000 shares of Leapfrog stock also mature.  The Company intends to settle such transactions by delivering shares of the applicable stock and the related equity derivative contracts.

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

Equity Price Risk

We have entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of Comcast, Charter Communications, General Electric, and Leapfrog.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share, while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of March 31, 2007, this early termination settlement amount totaled $1,142.  The underlying stock and the equity collars are carried at fair market value on our consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.

See “Item 3 - Quantitative and Qualitative Disclosures About Market Risk” for information on how we participate in changes in the market price of the stocks underlying these derivative contracts.

All of our monetization transactions are obligations of our wholly-owned subsidiaries that are not part of the Restricted Group; however, in the General Electric and Charter Communications transactions and certain of the Comcast transactions, CSC Holdings provided guarantees of the subsidiaries’ ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  The guarantee exposure approximates the net sum of the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and the equity collar.  All of our equity derivative contracts are carried at their current fair market value on our consolidated balance sheets with changes in value reflected in the consolidated statements of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings.

Recent Events

On April 30, 2007, Rainbow Media Holdings LLC, a wholly-owned subsidiary of the Company, entered into a purchase agreement with Comcast Corporation for the sale of (i) its subsidiary owning a 60% interest in SportsChannel Pacific Associates, which owns Fox Sports Net Bay Area, for a purchase price of $366,750 (the “Bay Area Sale”) and (ii) its subsidiaries owning a 50% interest in SportsChannel New England Limited Partnership, which owns Fox Sports Net New England, for a purchase price of $203,250 (the “New England Sale”), for an aggregate purchase price of $570,000, subject to certain additional payments to Rainbow Media Holdings and customary working capital adjustments.

Upon consummation of the transactions, Comcast will own 100% of SportsChannel New England Limited Partnership and 60% of SportsChannel Pacific Associates.  The remaining 40% interest in SportsChannel Pacific Associates is indirectly owned by a subsidiary of Fox Sports Net, Inc. The Company expects to recognize a substantial gain upon the completion of these transactions, a portion of which will be reflected in discontinued operations.

Consummation of the transactions is subject to customary closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act for the Bay Area Sale.

Contemporaneously with the execution of the agreement relating to the Bay Area Sale and the New England Sale, subsidiaries of the Company and Comcast entered into or extended affiliation agreements relating to (i) the carriage of the Versus and Golf Channel programming services on the Company’s cable television systems and (ii) the carriage of AMC, fuse, IFC, WE tv, Lifeskool, Sportskool, MSG and Fox Sports Net New York on Comcast’s cable television systems.

Related Party Transactions

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

On May 2, 2007, the Company entered into a merger agreement with Dolan Family Acquisition Company, which will be owned by the Dolan Family Group, and Central Park Merger Sub, Inc.  Pursuant to the terms of the merger agreement, Merger Sub will be merged with and into the Company and, as a result, the Company will continue as the surviving corporation and a wholly owned subsidiary of Dolan Family Acquisition Company.

At the effective time of the Proposed Merger, each outstanding share of Cablevision NY Group Class A common stock, other than shares owned directly or indirectly by the Company or the Dolan Family Group, by any shareholders who are entitled to and who properly exercise appraisal rights under Delaware law, and by the holders of restricted stock issued under the Company’s employee stock plans, will be cancelled and converted into the right to receive $36.26 in cash, without interest.

The outstanding Cablevision NY Group Class B common stock, approximately 55 million shares of which is owned by members of Dolan Family Group, and all shares of Cablevision NY Group Class A common stock owned by members of the Dolan Family Group will be cancelled in the Proposed Merger.  Each outstanding share of Merger Sub will be exchanged for common equity of the surviving corporation in the Proposed Merger.

The merger agreement was approved by the Special Transaction Committee.  The merger agreement was also approved by the Board of Directors (excluding directors who are members of the Dolan Family Group, who did not participate in the Board’s consideration of the matter).

The merger agreement and the transactions contemplated thereby will be submitted to a vote of the Company’s shareholders.  The closing of the Proposed Merger is conditioned upon the approval of holders representing a majority of the voting power of the outstanding Class A common stock and Class B common stock voting together as one class.  The members of the Dolan Family Group have entered into a voting agreement with the Company in which they have agreed to vote their shares in favor of the transaction.  This agreement will assure the satisfaction of this voting requirement.  The closing of the Proposed Merger is also conditioned on the separate approval of holders representing a majority of the outstanding shares of Class A common stock not owned by members of the Dolan Family Group or the executive officers and directors of the Company and its subsidiaries.

The closing of the Proposed Merger is conditioned upon the receipt of financing necessary to fund the merger consideration and related fees and expenses and to refinance certain indebtedness of CSC Holdings and RNS. The Dolan Family Group delivered to Cablevision a commitment letter from Merrill Lynch Capital Corporation, Bear Stearns & Co. Inc. and Bank of America N.A., together, in each case, with certain affiliated entities covering approximately $15,455,000 of debt financing.

Dolan Family Acquisition Company is a newly formed company. Charles F. Dolan and James L. Dolan have entered into a Guarantee pursuant to which they will guarantee payment to the Company of up to $300,000 of damages to the Company resulting from any material breach of the merger agreement by Dolan Family Acquisition Company.

Recently Issued Accounting Pronouncements Not Yet Adopted

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“Statement No. 157”).  Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Under Statement No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  It also clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  This Statement applies under other accounting pronouncements that require or permit fair value measurements.  Accordingly, this Statement does not require any new fair value measurements, however, for some entities, the application of Statement No. 157 could change current practices.  Statement No. 157 will be effective for financial statements issued with fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company has not yet determined the impact that the adoption of Statement No. 157 will have on its financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“Statement No. 159”).  Statement No. 159 permits entities to elect, at specified election dates, to measure eligible financial instruments and certain other items at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred.  Statement No. 159 is effective as of January 1, 2008 for the Company.  Early adoption is permitted, but an entity is prohibited from retrospectively applying Statement No. 159, unless it chooses early adoption of Statement No. 157 and Statement No. 159. Statement No. 159 also applies to eligible items existing at January 1, 2008 (or when the date of early adoption occurs).  The Company has not yet determined the impact that the adoption of Statement No. 159 will have on its financial statements.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk

All dollar amounts, except per subscriber, per unit and per share data, included in the following discussion under this Item 3 are presented in thousands.

Equity Price Risk

The Company is exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast Corporation, Charter Communications, Inc., General Electric Company and Leapfrog Enterprises, Inc. common stock held by us.  We have entered into prepaid forward contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share, while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts’ actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts’ actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  The following table details our estimated early termination exposure as of March 31, 2007:

	Comcast	Charter	General Electric	Leapfrog	Total
Collateralized indebtedness (carrying value)	$(434,359)	$(55,487)	$(391,827)	$(19,208)	$(900,881)
Collateralized indebtedness (fair value estimate)	$(427,813)	$(55,614)	$(381,567)	$(19,190)	$(884,184)
Derivative contract	(67,648)	47,544	(21,555)	10,630	(31,029)
Fair value of investment securities pledged as collateral	557,344	6,927	450,558	8,560	1,023,389
Net excess (shortfall)	$61,883	$(1,143)	$47,436	$—	$108,176

The underlying stock and the equity collars are carried at fair market value on our consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.  The carrying value of our collateralized indebtedness amounted to $900,881 at March 31, 2007.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast, Charter Communications, General Electric, or Leapfrog stock (as the case may be), with a value determined by reference to the applicable stock price at maturity.

As of March 31, 2007, the fair value and the carrying value of our holdings of Comcast, Charter Communications, General Electric and Leapfrog common stock aggregated $1,023,389.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $102,339.  As of March 31, 2007, the net fair value and the carrying value of the equity collar component of the prepaid forward contracts entered into to hedge the equity price risk of certain of these securities aggregated $31,029, a net payable position.  For the three months ended March 31, 2007, we recorded a net gain on all outstanding equity derivative contracts of $75,086.  We also recorded an unrealized and realized loss on our holdings of the underlying stocks of $72,182 for the three months ended March 31, 2007, as shown in the following table:

Fair Market Value of Equity Derivative Contracts

Fair market value as of December 31, 2006	$(82,009)
Change in fair value	26,874
Maturity of contracts	24,106
Fair market value as of March 31, 2007	$(31,029)

In addition, at March 31, 2007, the Company had other investment securities with a carrying value of approximately $11,256.  Assuming a 10% change in the price of the securities, the potential change in the fair value of these investments would be approximately $1,126.

The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for each security monetized via a prepaid forward contract are summarized in the following table:

	# of Shares		Hedge Price	Cap Price (b)
Security	Deliverable	Maturity	per Share (a)	Low	High

Comcast (c)	10,738,809	2008	$17.80 - $27.49	$22.38	$32.99
	10,738,809	2009

Charter Communications	2,482,974	2007	$22.35	$38.33	$38.33

General Electric	12,742,033	2009	$32.52 - $34.14	$39.03	$40.96

Leapfrog	800,000	2007	$24.05	$30.37	$30.37

(a)       Represents the price below which we are provided with downside protection and above which we retain upside appreciation.  Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.

(b)       Represents the price up to which we receive the benefit of stock price appreciation.

(c)       Reflects the 3 for 2 stock split on February 22, 2007.

Fair Value of Debt:  Based on the level of interest rates prevailing at March 31, 2007, the fair value of our fixed rate debt of $6,929,411 exceeded its carrying value of $6,781,314 by $148,097.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at March 31, 2007 would increase the estimated fair value of our fixed rate debt by $224,815 to $7,154,226.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

Interest Rate Derivative Contracts:  Our exposure to interest rate movements results from our use of floating and fixed rate debt to fund the approximately $3 billion special dividend paid in 2006, our working capital, capital expenditures, and other operational and investment requirements.  To manage interest rate risk, from time to time we have entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates.  Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment.  In addition, from time to time we may utilize short-term interest rate lock agreements to hedge the risk that the cost of a future issuance of fixed rate debt may be adversely affected by changes in interest rates.  We do not enter into interest rate swap contracts for speculative or trading purposes.  All of our interest rate derivative contracts are entered into by CSC Holdings and are thus attributable to the Restricted Group; all such contracts are carried at their fair market values on our consolidated balance sheets, with changes in fair market value reflected in the consolidated statements of operations.

As of March 31, 2007, we had outstanding interest rate swap contracts to convert fixed rate debt to floating rate debt covering a total notional principal amount of $450,000.  As of March 31, 2007, the fair market value and carrying value of these interest rate swap contracts was $6,395, a net liability position, as reflected under derivative contracts in our consolidated balance sheet.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from March 31, 2007 prevailing levels would increase the fair value of these contracts to a net liability of $10,874.

As of March 31, 2007, we also had outstanding interest rate swap contracts in the notional amount of $3,700,000 to effectively fix borrowing rates on floating rate debt.  As of March 31, 2007, these interest rate swap contracts had a fair market value and carrying value of $41,988, a net liability position, as reflected under derivative contracts in our consolidated balance sheet.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point decrease in interest rates prevailing at March 31, 2007 would increase our liability under these derivative contracts by approximately $90,717 to a liability of $132,705.

For the three months ended March 31, 2007, we recorded a net loss on interest swap contracts of $9,868, as detailed in the table below:

Fair Market Value of Interest Rate Derivative Contracts

Fair market value as of March 31, 2007, a net payable position	$(48,383)
Less: fair market value as of December 31, 2006	(37,966)
Change in fair market value, net	(10,417)
Plus: realized gain from cash interest receipt	549

Net loss on interest rate swap contracts	$(9,868)

At March 31, 2007, the Company had outstanding prepaid interest rate swaps with a notional contract value of approximately $105,061 entered into in connection with our monetization transactions.  These swaps have maturities in 2008 and 2009 that coincide with the related prepaid equity forward maturities.  As of March 31, 2007, the fair value of our prepaid interest rate derivative contracts was $9,033, a net liability position.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from March 31, 2007 prevailing levels would increase our liability under these derivative contracts by $597 to a liability of $9,630.

For the three months ended March 31, 2007, we recorded a net loss on such derivative contracts of $99 as detailed below:

Fair Market Value of Prepaid Interest Rate Derivative Contracts

(dollars in thousands)
Fair market value as of December 31, 2006	$(10,340)
Change in fair market value, net	1,307
Fair market value as of March 31, 2007	$(9,033)

Change in fair market value, net	$1,307
Realized loss resulting from net cash payments	(1,406)

Net loss on prepaid interest rate swap contracts	$(99)

Item 4.                    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Cablevision’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Securities and Exchange Commission rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.

Changes in Internal Control

During the quarter ended March 31, 2007, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                    Legal Proceedings

Refer to Note 13 to Cablevision’s condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.

Item 1A.                 Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2006 includes “Risk Factors” under Item 1A of Part I.  The following discussion is intended to update certain matters discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

The consummation of the Proposed Merger with Dolan Family Acquisition Company in which shares of Cablevision’s Class A common stock not held by members of the Dolan Family Group will be converted into the right to receive $36.26 in cash funded by the incurrence of indebtedness would impact certain existing risks and may create additional risks for Cablevision and its subsidiaries.

On May 2, 2007, Cablevision entered into a merger agreement with Dolan Family Acquisition Company, which will be owned by the Dolan Family Group, and Central Park Merger Sub, Inc.  Pursuant to the terms of the merger agreement, Merger Sub will be merged with and into Cablevision and, as a result, Cablevision will continue as the surviving corporation and a wholly owned subsidiary of Dolan Family Acquisition Company.  At the effective time of the Proposed Merger, each outstanding share of Cablevision NY Group Class A common stock, other than shares owned directly or indirectly by the Company or the Dolan Family Group, by any shareholders who are entitled to and who properly exercise appraisal rights under Delaware law, and by the holders of restricted stock issued under the Company’s employee stock plans, will be cancelled and converted into the right to receive $36.26 in cash.  The closing of the Proposed Merger is conditioned upon receipt of the necessary financing to fund the merger consideration and other payments required to be made at the closing of the Proposed Merger.

The consummation of the Proposed Merger and its financing would impact certain existing risks described in our Annual Report on Form 10-K for the year ended December 31, 2006, including the following:

•      Our Form 10-K describes the implications of our substantial indebtedness under the Risk Factor captioned “We have substantial indebtedness and we are highly leveraged, which reduces our capability to withstand adverse developments or business conditions.”  If the Proposed Merger is consummated, our substantial indebtedness will increase significantly and we will be even more highly leveraged for the foreseeable future.  The Proposed Merger contemplates that substantially all of the purchase price to be paid to the public stockholders for their outstanding shares of common stock will be obtained from the proceeds of additional indebtedness, including indebtedness at CSC Holdings, Rainbow National Services, Rainbow Programming Holdings LLC, Rainbow Programming Partners and certain newly-formed subsidiaries of Cablevision. The indebtedness at the various entities in the Company’s corporate structure will be structurally senior with respect to the assets of those entities to the indebtedness of the direct and indirect parents of those entities.  The increased indebtedness will expose us to even greater risk in the event of downturns in our businesses (whether through competitive pressures or otherwise), in our industries or in the economy generally, because although our cash flows would decrease in any such scenario, our required payments in respect of indebtedness would not.

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

        If the Proposed Merger is consummated, our substantial losses will increase primarily as a result of the increased interest expense on the new indebtedness and higher interest costs on the indebtedness to be refinanced as part of the Proposed Merger.  Our continuing losses will limit our ability to raise additional needed financing, or to do so on favorable terms.

•      Our Form 10-K describes the implications of the lowering of the ratings assigned to our debt securities under the Risk Factor captioned “A lowering or withdrawal of the ratings assigned to our debt securities by ratings agencies may further increase our borrowing costs and reduce our access to capital.”  On May 2, 2007, both Standard & Poor’s and Moody’s placed all of Cablevision’s and CSC Holdings’ ratings on creditwatch with negative implications and review for possible downgrade, respectively, following the announcement of the Proposed Merger.  A lowering or withdrawal of any of our ratings would further increase our borrowing costs and reduce our access to capital.  If the Proposed Merger is consummated, the ratings assigned to our indebtedness would likely be lowered.

•      Our Form 10-K describes the limitations on our ability to meet our obligations under the Risk Factor captioned “Our ability to meet our obligations under our indebtedness may be restricted by limitations on our subsidiaries’ ability to send us funds.”  Our ability to pay interest on and repay principal of our outstanding indebtedness is dependent primarily upon the operations of our subsidiaries and the distributions or other payments of the cash they generate to us in the form of dividends, loans or advances.  Those subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on our public indebtedness or bank credit facilities or to make any funds available to us to do so.  If the Proposed Merger is consummated, several subsidiaries of Cablevision will be obligors under their own indebtedness.  This new indebtedness will be secured and will contain various financial and operating covenants that will place restrictions on the payment of dividends or other distributions by those subsidiaries.  In addition, those subsidiaries’ creditors, including trade creditors, in the event of a liquidation or reorganization of any such subsidiaries, would be entitled to a claim on the assets of such subsidiaries, including any assets transferred to those subsidiaries, prior to any of our claims as a stockholder. In such event, creditors of our subsidiaries are likely to be paid in full before any distribution is made to us.  To the extent that we are a creditor of a subsidiary, our claims would be subordinated to any security interest in the assets of that subsidiary and/or any indebtedness of that subsidiary senior to that held by us.

•      Our Form 10-K describes the limitations on our ability to incur additional debt under the Risk Factor captioned “Our ability to incur debt and the use of our funds are limited by significant restrictive covenants in financing agreements” and the risks of competition in our businesses under the Risk Factor captioned “Our financial performance may be harmed by the significant and credible risks of competition in our cable television, high-speed data and voice businesses.”  If the Proposed Merger is consummated, the additional indebtedness incurred to finance that transaction would limit our ability to borrow funds that might be necessary to meet competition.  In addition, the new debt incurred to finance the Proposed Merger is likely to contain new or additional financial and operating covenants that are likely to be more restrictive than the covenants in our existing indebtedness and are likely to further limit, among other things, our ability to incur debt and use funds for various purposes.  In addition, new or additional restrictive covenants could affect our ability to operate our business or to compete effectively.  Violation of these covenants could result in a default that would permit the parties who have lent money under such credit facilities and such other debt instruments to (1) restrict the ability to borrow undrawn funds under such credit facilities and (2) require the immediate repayment of the borrowings thereunder.  These events would be likely to have a material adverse effect on the value of our outstanding securities.

•      Our Form 10-K describes our funding needs over the next several years under the Risk Factor captioned “We will need to raise significant amounts of funding over the next several years to fund capital expenditures, repay existing obligations and meet other obligations and the failure to do so successfully could adversely affect our business.”  If the Proposed Merger is consummated, we may not be able to generate sufficient funds internally to service our indebtedness and complete the current and future spending programs as described in our Form 10-K.  If we were unable to generate such sufficient funds internally, we would have to do one or more of the following: (1) raise additional capital, through debt or equity issuances or both; (2) cancel or scale back current and future spending programs; or (3) sell assets or interests in one or more of our businesses.  There can be no assurance that we would be able to raise any additional capital on favorable terms or at all.  If we were required to cancel or scale back some or any of our current or future spending programs, our ability to operate our business and compete effectively could be materially and adversely affected.

While the Proposed Merger is pending, we will be subject to additional risks.

There can be no assurance that the Proposed Merger will be consummated.  While the Proposed Merger is pending, we will be subject to additional risks, including the following:

•      Our ability to refinance existing indebtedness, including CSC Holdings’ 7.875% senior notes that are maturing in December 2007, on the same terms that we could have before the Proposed Merger was announced and incur any new indebtedness on favorable terms, if at all, will be reduced.  On May 2, 2007, both Standard & Poor’s and Moody’s placed all of Cablevision and CSC Holdings’ ratings on creditwatch with negative implications and review for possible downgrade, respectively, following the announcement of the Proposed Merger;

•      The current market price of our common stock may reflect a market assumption that the Proposed Merger will occur, and a failure to complete the Proposed Merger could result in a decline in the market price of our common stock;

•      There may be disruption to our business and a distraction of our management and employees from day-to-day operations because matters related to the Proposed Merger may require substantial commitments of their time and resources;

•      Uncertainty about the effect of the Proposed Merger may adversely affect our relationships with our employees, customers, suppliers and other persons with whom we have business relationships; and

•      Numerous lawsuits have been filed as a result of the 2006 Dolan Family Group Proposal and there may be additional lawsuits filed against us in the future relating to the Proposed Merger.

Pending FCC, Congressional and judicial proceedings

Access Obligations and "Net Neutrality."  In addition to the matters disclosed under this Risk Factor in our Form 10-K, the FCC has commenced an inquiry into whether there is a need for further regulatory intervention to ensure that consumers can access all lawful Internet content using their broadband connections.

Must-Carry/Retransmission Consent.  In addition to the matters disclosed under this Risk Factor in our Form 10-K, in April 2007, the FCC proposed to require cable operators, other than those with all-digital systems, to transmit each must carry television station in both analog and digital format. All-digital systems would only be required to carry these signals in digital format, provided that the digital signal is viewable on all subscriber televisions connected to the cable system. We cannot predict how the FCC will rule in this proceeding or whether Congress will enact legislation in this matter.

Violent Programming.  In April 2007, the FCC issued a report on violence in programming that recommended that Congress prohibit the availability of violent programming, including cable programming, during the hours when children are likely to be watching. In addition to the matters disclosed under Risk Factors captioned “-Tiering/A La Carte” in our Form 10-K, the report also proposed that Congress consider requiring programming to be offered a la carte as one way of addressing violence in programming. We cannot predict whether Congress or the FCC might adopt either of these recommendations, what form they would take, or the effect of either requirement on our cable television business or Rainbow Media Holdings.

Universal Service.   In addition to the matters disclosed under this Risk Factor in our Form 10-K, proposals have been introduced in Congress that would require broadband Internet access providers like Optimum Online to contribute to federal universal service programs. We cannot predict how the FCC and states may rule on these matters or whether Congress will adopt such legislation. Any changes to the assessment and recovery rules for universal service may affect Lightpath's, Optimum Voice's, and Optimum Online’s financial results.

CPNI.  In April 2007, the FCC revised its customer proprietary network information (“CPNI”) rules to place additional restrictions on storage and use of CPNI and extended the CPNI rules to VoIP services like Optimum Voice.

See Part I.  Financial Information in this Quarterly Report on Form 10-Q for a discussion of certain factors that may affect our future performance.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 1-31, 2007	1,609,749	$30.87	N/A	N/A

In March 2007, 4,116,499 restricted shares issued to employees of the Company during 2003 vested.  To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes of $49,692,952, 1,609,749 of these shares were surrendered to the Company.  The 1,609,749 acquired shares have been classified as treasury stock.

Item 6.              Exhibits

(a)           Index to Exhibits.

31.1         Section 302 Certification of the CEO

31.2         Section 302 Certification of the CFO

32            Section 906 Certification of the CEO and CFO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CABLEVISION SYSTEMS CORPORATION
CSC HOLDINGS, INC.

Date:	May 10, 2007		/s/ Michael P. Huseby
		By:	Michael P. Huseby as Executive Vice President and Chief Financial Officer of Cablevision Systems Corporation and CSC Holdings, Inc.

Date:	May 10, 2007	By:	/s/ Wm. Keith Harper
Wm. Keith Harper as Senior Vice President and Controller and Principal Accounting Officer of Cablevision Systems Corporation and CSC Holdings, Inc.