Form 10-Q
period 2007-06-30
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS INC
filed 2007-08-08
CIK 1053112, 784681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Number of shares of common stock outstanding as of August 3, 2007:

Cablevision NY Group Class A Common Stock — 230,894,204

Cablevision NY Group Class B Common Stock — 63,266,676

CSC Holdings, Inc. Common Stock — 11,595,635

CSC Holdings, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format applicable to CSC Holdings, Inc.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I.  FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q for the period ended June 30, 2007 is separately filed by Cablevision Systems Corporation (“Cablevision”) and CSC Holdings, Inc. (“CSC Holdings” and collectively with Cablevision and their subsidiaries, the “Company” or “we”, “us” or “our”).

This Quarterly Report contains statements that constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995, including disclosures relating to the Proposed Merger (as defined herein), restructuring charges, availability under credit facilities, levels of capital expenditures, sources of funds, funding requirements, expected changes in basic video customers and revenue generating units growth, among others.  Investors are cautioned that such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors.  Factors that may cause such differences to occur include, but are not limited to:

•                  With respect to the proposed merger (“Proposed Merger”) of Cablevision Systems Corporation into an entity owned by the members of the Dolan Family Group in which all of the outstanding shares of the Company’s common stock, except for the shares held by members of the Dolan Family Group, will be converted into $36.26 per share in cash:  (1) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; (2) the outcome of any legal proceedings that have been or may be instituted against the Company and others, including following announcement of the Proposed Merger; (3) the inability to obtain shareholder approval or the failure to satisfy other conditions to completion of the Proposed Merger, including the receipt of certain regulatory approvals; (4) the failure to obtain the necessary debt financing; (5) risks that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the Proposed Merger; (6) the ability to recognize the benefits of the Proposed Merger; (7) the amount of the costs, fees, expenses and charges related to the Proposed Merger and the actual terms of certain financings that will be obtained for the Proposed Merger and the potential impact on those actual terms of a continuation of current unsettled conditions in the credit markets; and (8) the impact of the substantial indebtedness incurred to finance the consummation of the Proposed Merger;

•                  the level of our revenues;

•                  competition from existing competitors (such as direct broadcast satellite (“DBS”) providers) and new competitors (such as telephone companies and high-speed wireless providers) entering our franchise areas;

•                  demand for our basic video, digital video, high-speed data and voice services, which are impacted by competition from other services and the other factors discussed herein;

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

•                  the demand for our programming among cable television system and DBS operators and telephone companies and our ability to maintain and renew affiliation agreements with cable television system and DBS operators and telephone companies;

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

Item 1.     Financial Statements

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$1,041,571	$524,401
Restricted cash	68,155	11,390
Accounts receivable, trade (less allowance for doubtful accounts of $14,492 and $17,257)	487,506	516,533
Prepaid expenses and other current assets	201,084	157,003
Feature film inventory, net	121,241	124,778
Deferred tax asset	280,923	184,032
Investment securities pledged as collateral	156,905	18,981
Derivative contracts	22,798	81,140
Assets held for sale	—	49,189
Total current assets	2,380,183	1,667,447

Property, plant and equipment, net of accumulated depreciation of $6,653,946 and $6,254,510	3,521,189	3,713,030
Investments in affiliates	1,294	49,950
Notes and other receivables	40,441	29,659
Investment securities pledged as collateral	939,838	1,080,229
Other assets	80,539	80,273
Feature film inventory, net	399,191	375,700
Deferred carriage fees, net	163,992	173,059
Cable television franchises	731,848	731,848
Affiliation, broadcast and other agreements, net of accumulated amortization of $419,577 and $390,324	368,429	397,682
Other intangible assets, net of accumulated amortization of $89,805 and $77,255	313,803	325,291
Excess costs over fair value of net assets acquired	1,023,860	1,024,168
Deferred financing and other costs, net of accumulated amortization of $79,097 and $68,705	107,353	117,409
Assets held for sale	—	79,112
	$10,071,960	$9,844,857

See accompanying notes to
condensed consolidated financial statements.

	June 30,	December 31,
	2007	2006
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$376,061	$389,400
Accrued liabilities	912,936	1,023,488
Deferred revenue	165,217	162,463
Feature film and other contract obligations	112,579	121,890
Liabilities under derivative contracts	21,184	6,568
Bank debt	118,750	93,750
Collateralized indebtedness	146,140	102,268
Capital lease obligations	6,062	7,069
Notes payable	3,902	17,826
Senior notes and debentures	499,978	499,952
Liabilities held for sale	—	6,024
Total current liabilities	2,362,809	2,430,698

Feature film and other contract obligations	322,662	312,344
Deferred revenue	13,771	14,337
Deferred tax liability	353,443	73,724
Liabilities under derivative contracts	147,586	204,887
Other liabilities	343,534	333,954
Bank debt	4,833,750	4,898,750
Collateralized indebtedness	714,710	819,306
Senior notes and debentures	5,494,576	5,494,004
Senior subordinated notes and debentures	497,206	497,011
Notes payable	—	1,017
Capital lease obligations	51,711	54,389
Minority interests	515	49,670
Liabilities held for sale	—	19
Total liabilities	15,136,273	15,184,110

Commitments and contingencies

Stockholders’ Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	—	—
CNYG Class A Common Stock, $.01 par value, 800,000,000 shares authorized, 255,403,872 and 250,927,804 shares issued and 230,866,549 and 228,643,568 shares outstanding	2,554	2,509
CNYG Class B Common Stock, $.01 par value, 320,000,000 shares authorized, 63,266,676 and 63,736,814 shares issued and outstanding	633	637
RMG Class A Common Stock, $.01 par value, 600,000,000 shares authorized, none issued	—	—
RMG Class B Common Stock, $.01 par value, 160,000,000 shares authorized, none issued	—	—
Paid-in capital	106,928	57,083
Accumulated deficit	(4,733,933)	(5,027,473)
	(4,623,818)	(4,967,244)
Treasury stock, at cost (24,537,323 and 22,284,236 shares)	(428,537)	(360,059)
Accumulated other comprehensive loss	(11,958)	(11,950)
Total stockholders’ deficiency	(5,064,313)	(5,339,253)
	$10,071,960	$9,844,857

See accompanying notes to
condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2007 and 2006

(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues, net	$1,567,984	$1,396,789	$3,130,617	$2,784,457

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	681,355	587,090	1,415,925	1,244,182
Selling, general and administrative	399,264	371,631	771,232	728,286
Restructuring charges (credits)	126	(2,069)	1,455	(2,754)
Depreciation and amortization (including impairments)	278,850	280,416	563,298	555,575
	1,359,595	1,237,068	2,751,910	2,525,289

Operating income	208,389	159,721	378,707	259,168

Other income (expense):
Interest expense	(238,202)	(249,580)	(476,850)	(442,710)
Interest income	6,525	16,875	14,964	22,537
Equity in net income of affiliates	2,601	1,787	4,377	3,195
Gain on sale of affiliate interests	183,888	—	183,888	—
Gain on investments, net	87,616	70,953	14,631	78,191
Gain (loss) on derivative contracts, net	(29,217)	(35,835)	35,902	(42,615)
Write-off of deferred financing costs	—	(3,412)	—	(7,999)
Loss on extinguishment of debt	—	(13,125)	—	(13,125)
Minority interests	501	382	1,215	898
Miscellaneous, net	792	(175)	1,451	27
	14,504	(212,130)	(220,422)	(401,601)
Income (loss) from continuing operations before income taxes	222,893	(52,409)	158,285	(142,433)
Income tax benefit (expense)	(95,479)	23,882	(64,301)	57,622

Income (loss) from continuing operations	127,414	(28,527)	93,984	(84,811)
Income from discontinued operations, including gain on sale of Fox Sports Net Bay Area of $187,853, net of taxes	190,018	43,113	197,615	42,289

Income (loss) before cumulative effect of a change in accounting principle	317,432	14,586	291,599	(42,522)
Cumulative effect of a change in accounting principle, net of taxes	—	—	(443)	(862)

Net income (loss)	$317,432	$14,586	$291,156	$(43,384)

Basic net income (loss) per share:

Income (loss) from continuing operations	$0.44	$(0.10)	$0.33	$(0.30)

Income from discontinued operations	$0.66	$0.15	$0.69	$0.15

Cumulative effect of a change in accounting principle	$—	$—	$—	$—

Net income (loss)	$1.10	$0.05	$1.02	$(0.15)

Basic weighted average common shares (in thousands)	288,286	283,592	286,638	283,273

Diluted net income (loss) per share:

Income (loss) from continuing operations	$0.43	$(0.10)	$0.32	$(0.30)

Income from discontinued operations	$0.65	$0.15	$0.67	$0.15

Cumulative effect of a change in accounting principle	$—	$—	$—	$—

Net income (loss)	$1.08	$0.05	$0.99	$(0.15)

Diluted weighted average common shares (in thousands)	294,394	283,592	293,901	283,273

See accompanying notes to
condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

\CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2007 and 2006
(Dollars in thousands)
(Unaudited)

	2007	2006
Cash flows from operating activities:
Income (loss) from continuing operations	$93,984	$(84,811)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	563,298	555,575
Equity in net income of affiliates	(4,377)	(3,195)
Minority interests	(1,215)	(898)
Gain on sale of affiliate interests	(183,888)	—
Unrealized gain on investments, net	(14,638)	(78,191)
Write-off of deferred financing costs	—	7,999
Unrealized loss (gain) on derivative contracts	(41,830)	21,102
Loss on extinguishment of debt	—	13,125
Amortization of deferred financing, discounts on indebtedness and other deferred costs	39,024	37,273
Share-based compensation expense related to equity classified awards	29,942	30,025
Deferred income tax	45,729	(63,020)
Amortization and write-off of feature film inventory	64,718	61,853
Provision for doubtful accounts	22,281	14,311
Change in accrued interest	(72,867)	26,940
Changes in other assets and liabilities	(112,515)	(95,477)
Net cash provided by operating activities	427,646	442,611

Cash flows from investing activities:
Capital expenditures	(333,165)	(488,345)
Proceeds from sale of equipment, net of costs of disposal	1,628	8,000
Decrease in investment securities and other investments	369	716
Increase in restricted cash	(3,137)	(1,332)
Additions to other intangible assets	(1,062)	(1,249)
Proceeds from sale of affiliate interests	208,375	—
Distributions from equity method investees, net	24,506	—
Net cash used in investing activities	(102,486)	(482,210)

Cash flows from financing activities:
Proceeds from bank debt	73,000	4,900,000
Repayment of bank debt	(113,000)	(1,667,750)
Redemption of senior subordinated debentures	—	(263,125)
Proceeds from stock option exercises	29,479	10,580
Proceeds from collateralized indebtedness	—	223,005
Repayment of collateralized indebtedness	—	(228,862)
Dividend distribution to common stockholders	(66,461)	(2,837,967)
Proceeds from derivative contracts	—	6,496
Payments on capital lease obligations and other debt	(3,685)	(4,420)
Deemed repurchase of restricted stock	(68,478)	—
Additions to deferred financing and other costs	(1,648)	(42,004)
Distributions to minority partners	(13,322)	(13,263)
Net cash provided by (used in) financing activities	(164,115)	82,690

Net increase in cash and cash equivalents from continuing operations	161,045	43,091

Cash flows of discontinued operations:
Net cash provided by operating activities	18,109	90,520
Net cash provided by investing activities	313,555	4,286
Net change in cash classified in assets held for sale	24,461	19,749
Net effect of discontinued operations on cash and cash equivalents	356,125	114,555

Cash and cash equivalents at beginning of year	524,401	369,375

Cash and cash equivalents at end of period	$1,041,571	$527,021

See accompanying notes to
condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 1.                BUSINESS

Cablevision Systems Corporation and its majority-owned subsidiaries (“Cablevision” or the “Company”) own and operate cable television systems and through its wholly-owned subsidiary, Rainbow Media Holdings, LLC, have ownership interests in companies that produce and distribute national and regional entertainment and sports programming services, including Madison Square Garden, L.P.  The Company also owns companies that provide advertising sales services for the cable television industry, provide telephone service, and operate motion picture theaters.  The Company classifies its business interests into three reportable segments:  Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional television programming networks, including AMC, IFC, WE tv, fuse, News 12 and the VOOM HD Networks; and Madison Square Garden, which owns and operates professional sports teams, regional television sports programming networks and an entertainment business.

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

The financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 presented in this Form 10-Q are unaudited; however, in the opinion of management, such financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

NOTE 3.                INCOME (LOSS) PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income per common share reflects the dilutive effects of stock options, restricted stock, restricted stock units and other potentially dilutive financial instruments.

A reconciliation of the denominator of the basic and diluted net income per share calculation for the three and six months ended June 30, 2007 is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2007

Basic weighted average shares outstanding	288,286	286,638

Effect of dilution:
Stock options	3,186	3,146
Restricted stock awards	2,922	4,117
Diluted weighted average shares outstanding	294,394	293,901

Anti-dilutive shares totaling 484 and 533 have been excluded from diluted weighted average shares outstanding for the three and six months ended June 30, 2007, respectively.

Basic and diluted net loss per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Potential dilutive common shares are not included in the diluted computation as their effect would be anti-dilutive.

The Company generated a loss from continuing operations for the three and six months ended June 30, 2006, therefore, the outstanding common stock equivalents during each respective period were excluded from the computation of net loss per share as the impact would have been anti-dilutive.

NOTE 4.                COMPREHENSIVE INCOME (LOSS)

The following table is a reconciliation of the Company’s net income (loss) to comprehensive income (loss) for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net income (loss)	$317,432	$14,586	$291,156	$(43,384)
Other comprehensive income (loss):
Amortization of prior service cost and gains and losses included in net periodic benefit cost, net of taxes	(8)	—	(8)	—
Comprehensive income (loss)	$317,424	$14,586	$291,148	$(43,384)

NOTE 5.                RECLASSIFICATIONS

As a result of the sale of the Company’s 60% interest in Fox Sports Net Bay Area in June 2007, the net operating results of Fox Sports Net Bay Area, have been classified as discontinued operations in the condensed consolidated statements of operations and cash flows for all periods presented.  The net assets and liabilities of Fox Sports Net Bay Area as of December 31, 2006 have been classified as assets and liabilities held for sale in the condensed consolidated balance sheet.  See Note 8 and Note 16.

NOTE 6.                CASH FLOWS

For purposes of the condensed consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

During the six months ended June 30, 2007 and 2006, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Six Months Ended June 30,
	2007	2006
Non-Cash Investing and Financing Activities:
Continuing Operations:
Capital lease obligations	$—	$11,751
Deferred financing costs	—	294
Dividends payable on equity classified share-based awards	—	68,586
Redemption of collateralized indebtedness with related prepaid forward contracts and stock	74,726	9,964
Redemption of collateralized indebtedness with related prepaid forward contracts	—	176,385
Receivable related to sale of interest in equity method investee	4,737	—
Discontinued Operations:
Interest accrued on make whole payment obligation to Loral	1,712	—
Receivable related to sale of affiliate interest	15,801	—
Supplemental Data:
Cash interest paid—continuing operations	484,536	391,704
Cash interest paid—discontinued operations	—	13
Income taxes paid, net	21,399	9,374

NOTE 7.                RECENTLY ADOPTED ACCOUNTING STANDARDS

In December 2006, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP 00-19-2”). FSP 00-19-2 provides guidance related to the accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate arrangement or included as a provision of a financial instrument or arrangement, should be separately recognized and measured in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies (“Statement No. 5”).  FSP 00-19-2 requires that if the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under such arrangement shall be included in the allocation of proceeds from the related financing transaction using the measurement guidance in Statement No. 5.  FSP 00-19-2 applies immediately to any registration payment arrangement entered into subsequent to the issuance of FSP 00-19-2.  For such arrangements entered into prior to the issuance of FSP 00-19-2, the guidance was effective for the Company as of January 1, 2007.  As a condition to the initial sale of CSC Holdings’ 6-3/4% Senior Notes due 2012, the Company entered into a registration rights agreement with the initial purchasers under which the Company agreed that it would file an exchange offer registration statement under the Securities Act with the Securities and Exchange Commission (“SEC”) and use its commercially reasonable best efforts to cause the exchange offer registration statement to be declared effective under the Securities Act.  If the exchange offer was not completed by May 11, 2005, the agreement provided for an increase of 1/4% per annum in the interest rate for the first 90 days after May 11, 2005 and an additional 1/4% per annum, up to a maximum of 1/2% per annum, at the beginning of each subsequent 90 day period that the exchange offer was not completed. Upon the completion of the exchange, the interest rate would revert to 6-3/4%.  In March 2007, the Company offered to exchange these notes for substantially identical publicly registered 6-3/4% Series B Senior Notes due 2012.  This exchange was completed on April 26, 2007.  In connection with the adoption of FSP 00-19-2 as of January 1, 2007, the Company recorded a charge of $443, net of tax, as a cumulative effect of a change in accounting principle representing the estimated fair value of the 1/2% penalty interest expected to be incurred under the registration rights agreement subsequent to January 1, 2007.

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

In June 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF No. 06-3”), which addresses the income statement disclosures for taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and may include, but are not limited to, sales, use, value added, and some excise taxes.  The presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion No. 22.  In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant and can be done on an aggregate basis.  EITF No. 06-3 was effective January 1, 2007 for the Company.  For the three and six months ended June 30, 2007 and 2006, the amount of franchise fees included as a component of net revenue aggregated $28,114 and $55,180, and $25,378 and $49,506, respectively.

NOTE 8.                DISCONTINUED OPERATIONS AND NET ASSETS HELD FOR SALE

In June 2007, the Company completed the sale of its 60% interest in Fox Sports Net Bay Area, to Comcast Corporation (“Comcast”) (Note 16).  In addition, in June 2006 and April 2005, respectively, the operations of the Fox Sports Net Chicago programming business and the Rainbow DBS satellite distribution business were shut down.  As a result, the operating results of these businesses, net of taxes, have been classified in the condensed consolidated statements of operations as discontinued operations for all periods presented.  Operating results of discontinued operations for the three and six months ended June 30, 2007 and 2006 are summarized below:

	Three Months Ended June 30, 2007
	Fox Sports Net Bay Area	Rainbow DBS distribution business	Total
Revenues, net	$30,311	$—	$30,311

Income (loss) before income taxes	$322,551	$(943)	$321,608
Income tax benefit (expense)	(131,984)	394	(131,590)

Net income (loss), including gain on sale of Fox Sports Net Bay Area of $187,853, net of taxes	$190,567	$(549)	$190,018

	Three Months Ended June 30, 2006
	Fox Sports Net Bay Area	Fox Sports Net Chicago(a)	Rainbow DBS distribution business	Total
Revenues, net	$27,560	$78,634	$—	$106,194

Income (loss) before income taxes	$4,084	$72,652	$(173)	$76,563
Income tax benefit (expense)	(1,673)	(31,848)	71	(33,450)

Net income (loss)	$2,411	$40,804	$(102)	$43,113

	Six Months Ended June 30, 2007
	Fox Sports Net Bay Area	Rainbow DBS distribution business	Total
Revenues, net	$53,894	$—	$53,894

Income before income taxes	$326,135	$8,353	$334,488
Income tax expense	(133,455)	(3,418)	(136,873)

Net income, including gain on sale of Fox Sports Net Bay Area of $187,853, net of taxes	$192,680	$4,935	$197,615

	Six Months Ended June 30, 2006
	Fox Sports Net Bay Area	Fox Sports Net Chicago(a)	Rainbow DBS distribution business	Total
Revenues, net	$48,824	$78,974	$—	$127,798

Income (loss) before income taxes	$6,728	$72,290	$(3,850)	$75,168
Income tax benefit (expense)	(2,755)	(31,700)	1,576	(32,879)

Net income (loss)	$3,973	$40,590	$(2,274)	$42,289

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

In March 2007, the Federal Communications Commission (“FCC”) waived the bond requirement previously submitted by Rainbow DBS Company LLC with respect to five Ka-band licenses.  These bonds were originally cash collateralized by the Company.  In connection with the shut down of the Rainbow DBS satellite distribution business in 2005, the Company recorded a loss related to the outstanding bonds since the Company believed it was not probable that Rainbow DBS would meet the required FCC milestones.  As a result of the waiver from the FCC, the Company recorded a gain of $6,638, net of taxes, in the quarter ended March 31, 2007.  The Company received the cash collateral of $11,250 in the quarter ended June 30, 2007.

The assets and liabilities of Fox Sports Net Bay Area have been classified in the consolidated balance sheet as of December 31, 2006 as assets and liabilities held for sale and consist of the following:

December 31, 2006
Cash and cash equivalents	$24,461
Accounts receivable, prepaid expenses and other current assets	24,728
Property and equipment, net and other long-term assets	15,950
Intangible assets, net	63,162
Total assets held for sale	$128,301

Accounts payable and accrued expenses	$5,059
Other current liabilities	965
Other long-term liabilities	19
Total liabilities held for sale	$6,043

NOTE 9.                                                 INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31 2006
Gross carrying amount of amortizable intangible assets
Affiliation relationships and affiliate agreements	$742,416	$742,416
Broadcast rights and other agreements	45,590	45,590
Season ticket holder relationships	75,005	75,005
Suite holder contracts and relationships	21,167	21,167
Advertiser relationships	103,524	103,524
Other intangibles	41,881	40,819
	1,029,583	1,028,521
Accumulated amortization
Affiliation relationships and affiliate agreements	381,816	353,518
Broadcast rights and other agreements	37,761	36,806
Season ticket holder relationships	12,752	10,027
Suite holder contracts and relationships	7,477	5,815
Advertiser relationships	48,010	42,274
Other intangibles	21,566	19,139
	509,382	467,579

Indefinite-lived intangible assets
Cable television franchises	731,848	731,848
Sports franchises	96,215	96,215
FCC licenses and other intangibles	11,936	11,936
Trademarks	53,880	53,880
Excess costs over the fair value of net assets acquired	1,023,860	1,024,168
	1,917,739	1,918,047

Total intangible assets, net	$2,437,940	$2,478,989

Aggregate amortization expense
Six months ended June 30, 2007 and year ended December 31, 2006 (excluding impairment charges of $899 for the year ended December 31, 2006)	$41,962	$84,803

Estimated amortization expense
Year ending December 31, 2007	$83,131
Year ending December 31, 2008	80,668
Year ending December 31, 2009	74,259
Year ending December 31, 2010	71,253
Year ending December 31, 2011	70,505

NOTE 10.                                          COLLATERALIZED INDEBTEDNESS

The following table summarizes the settlement of the Company’s collateralized indebtedness for the six months ended June 30, 2007.  The Company’s collateralized indebtedness obligations relating to shares of Charter Communications, Inc. and Leapfrog Enterprises, Inc. were settled by delivering the underlying securities and the related equity derivative contracts.

	Charter	Leapfrog	Total

Number of shares	2,482,974	800,000

Collateralized indebtedness settled	$(55,488)	$(19,238)	$(74,726)
Prepaid forward contracts	46,698	10,638	57,336
Fair value of underlying securities delivered	8,790	8,600	17,390
Net cash payment	$—	$—	$—

At June 30, 2007, the Company had collateralized indebtedness obligations of $146,140 that will mature during the next twelve months.  The Company intends to settle such obligations either by delivering shares of the applicable stock and the related equity derivative contracts or by delivering cash from the net proceeds of a new monetization transaction.  In the event of an early termination of any of these contracts, the Company would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of June 30, 2007, the Company had an early termination shortfall of $414 related to one of these contracts.

NOTE 11.              INCOME TAXES

The income tax expense attributable to continuing operations for the six months ended June 30, 2007 of $64,301 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state taxes, tax expense of $5,148, including accrued interest, recorded pursuant to FIN 48, tax expense of $2,085 resulting from a change in the deferred tax rate, and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $3,039 and $3,155, respectively, partially offset by a decrease in the valuation allowance of $2,010 relating to certain state net operating loss carry forwards.

The income tax benefit attributable to continuing operations for the six months ended June 30, 2006 of $57,622 differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to state taxes, a decrease in the valuation allowance of $6,279 relating to certain state net operating loss carry forwards and a tax benefit of $5,013 resulting from the favorable settlement of an issue with a taxing authority, partially offset by the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $2,558 and $3,826, respectively.

In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period.  The estimated annual effective tax rate is revised on a quarterly basis and therefore may be different from the rate used for a prior interim period.

Deferred tax assets have resulted primarily from the Company’s future deductible temporary differences and net operating loss carry forwards.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized.  The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income and tax planning strategies to allow for the utilization of its net operating loss carry forwards and deductible temporary differences.  If such estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against certain of its deferred tax assets resulting in additional income tax expense in the Company’s consolidated statement of operations.  Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly.  Management believes that it is more likely than not that the Company will realize benefit for its gross deferred tax assets, except for certain of its deferred tax assets against which a valuation allowance has been recorded relating to certain state net operating loss carry forwards.

The Company takes certain positions on its tax returns that may be challenged by various taxing authorities.  These tax positions arise in connection with certain transactions or operations.

The Company adopted the provisions of FIN 48 on January 1, 2007.  The cumulative effect of applying the provisions of FIN 48 resulted in a charge of $442 to the opening balance of the accumulated deficit.

As of January 1, 2007, the Company had a gross liability of $10,353 for uncertain income tax positions, excluding accrued interest.  After considering associated deferred tax benefits of $3,353, the net amount of liability for uncertain tax positions was $7,000 as of January 1, 2007.  Therefore, if all uncertain tax positions were sustained at the amounts reported or expected to be reported in the Company’s tax returns, the Company’s income tax expense would decrease by $7,000.

Interest expense related to income tax liabilities recognized in accordance with the provisions of FIN 48 is included in income tax expense, consistent with the Company’s historical policy.  Interest expense of $2,089, net of deferred tax benefit of $855, has been recognized in the six month period ended June 30, 2007 and is included in the income tax expense in the Company’s consolidated statement of operations.  At January 1, 2007, accrued interest on uncertain tax positions was $2,617 and was included in other current liabilities in the consolidated balance sheet.

As of January 1, 2007, the Company had a liability recorded with regard to the Ohio income tax audit for the year ended December 31, 2000 of $10,937, including accrued interest.  During the three month period ended March 31, 2007, the liability, including accrued interest, was increased by $3,327, to $14,264, resulting in additional income tax expense in the Company’s condensed consolidated statement of operations.  Such amount excludes the associated deferred tax benefit.  In April 2007, the Company and representatives from the Ohio Department of Taxation agreed to settle the Ohio income tax audit for the tax year ended December 31, 2000 for $18,000, inclusive of interest.  Therefore, the Company has recognized additional income tax expense of $3,736, excluding deferred tax benefit, in the three month period ended June 30, 2007.

As of June 30, 2007, the Company had a liability of $1,957 for uncertain income tax positions, excluding accrued interest, net of deferred tax benefits of $637.

In July 2007, the Internal Revenue Service (“IRS”) completed its audit of the Company’s consolidated federal income tax returns for 2002 and 2003.  The completion of this audit did not have a significant effect on the Company’s consolidated financial statements.  The IRS has notified the Company of its intent to audit the Company’s consolidated federal income tax returns for 2004 and 2005.

With a few exceptions, the Company is no longer subject to state and local income tax audits by taxing authorities for years prior to 2002.  The most significant jurisdictions in which the Company is required to file income tax returns include the state of New York, New Jersey and Connecticut and the city of New York.  In addition, the state of New York has notified the Company of their intent to audit 2003 through 2005.

Management does not believe that the resolution of the ongoing income tax examinations described above will have a material adverse impact on the financial position of the Company.  Changes in the liabilities for uncertain tax positions will be recognized in the interim period in which they are effectively settled.

NOTE 12.                                          BENEFIT PLANS

Components of the net periodic pension cost, recorded primarily in selling, general and administrative expenses, for the Company’s qualified and non-qualified defined benefit and other postretirement plans for the three and six months ended June 30, 2007 and 2006, are as follows:

	Cablevision Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Postretirement Benefit Plan
	Three Months Ended June 30,
	2007	2006	2007	2006	2007	2006
Service cost	$7,729	$7,345	$1,151	$1,247	$80	$100
Interest cost	2,459	2,053	1,381	1,361	87	91
Expected return on plan assets	(2,938)	(2,470)	(1,105)	(922)	—	—
Recognized prior service cost (credit)	—	3	7	7	(34)	(34)
Recognized actuarial (gain) loss	—	—	(18)	156	(3)	(1)
Net periodic benefit cost	$7,250	$6,931	$1,416	$1,849	$130	$156

	Cablevision Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Postretirement Benefit Plan
	Six Months Ended June 30,
	2007	2006	2007	2006	2007	2006
Service cost	$15,807	$14,689	$2,403	$2,494	$184	$200
Interest cost	5,020	4,106	2,959	2,721	190	181
Expected return on plan assets	(5,852)	(4,941)	(2,208)	(1,843)	—	—
Recognized prior service cost (credit)	—	6	13	13	(67)	(67)
Recognized actuarial (gain) loss	—	—	47	313	(5)	(2)
Recognized transition asset	—	—	(1)	(1)	—	—
Net periodic benefit cost	$14,975	$13,860	$3,213	$3,697	$302	$312

For the six months ended June 30, 2007, the Company contributed $43 to the Madison Square Garden Qualified Defined Benefit Plans (the “MSG Qualified Plans”), and currently expects to contribute $26,200 to the Cablevision Cash Balance Retirement Plan and $5,340 to the MSG Qualified Plans in 2007.

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

Cablevision reached an agreement in principle with respect to the settlement of the Delaware action in the second quarter ended June 30, 2007.  In connection with the anticipated settlement, Cablevision expects to seek dismissal of the New York action as well as the Delaware action.

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

Dolan Family Group 2005 Proposal and Special Dividend Litigation

In June and July 2005, a number of shareholder class action lawsuits were filed against Cablevision and its directors in the Court of Chancery for the State of Delaware and the New York State Supreme Court for Nassau County relating to the Dolan Family Group’s proposal to acquire the outstanding, publicly-held interests in Cablevision following a pro-rata distribution of Rainbow Media Holdings. On October 24, 2005, Cablevision received a letter from the Dolan Family Group withdrawing its June 19, 2005 proposal and recommending the consideration of a special dividend. On November 17, 2005, the plaintiffs in the New York Supreme Court action filed a consolidated amended complaint relating to the special dividend proposed by the Dolan Family Group.  On February 9, 2006, the plaintiffs filed a second amended complaint adding allegations related to the December 19, 2005 announcement that the board of directors had decided not to proceed with the proposed special dividend, and the January 31, 2006 announcement that the board of directors was expected to begin reconsideration of a possible special dividend at its regularly scheduled meeting in March 2006. The amended complaint sought, among other things, to enjoin the payment of the special dividend proposed by the Dolan Family Group. As set forth below, the Nassau County actions were subsequently dismissed following settlement by the parties.  The Delaware Chancery Court action was closed on May 4, 2007 following the receipt of a letter from lead counsel for the plaintiffs indicating that the potential issues raised in the action had been successfully resolved and no challenge to the proposed merger was warranted, because they believed the proposed merger was fair to the public stockholders of Cablevision.

On December 28, 2005, a purported shareholder derivative complaint was filed in the U.S. District Court for the Eastern District of New York alleging that certain events during 2005, including those relating to the proposed special dividend, constituted breaches of fiduciary duty. The action was brought derivatively on behalf of Cablevision and named as defendants each member of the Cablevision board of directors. The complaint sought unspecified damages and contribution and indemnification by the defendants for any claims asserted against Cablevision as a result of the alleged breaches. The U.S. District Court for the Eastern District of New York action was dismissed following settlement of the Nassau County actions, as set forth below.  On March 27, 2006, Cablevision entered into a memorandum of understanding with respect to the settlement of the actions pending in the New York Supreme Court for Nassau County relating to the proposed special dividend. On April 7, 2006, Cablevision’s board of directors declared a special cash dividend of $10.00 per share which was paid on April 24, 2006 to holders of record at the close of business on April 18, 2006. A hearing on the proposed settlement was held on September 25,

2006. On January 5, 2007, the court signed an order approving the settlement and terminating these actions.  This order terminated all then-pending litigation in New York Supreme Court.

Dolan Family Group 2006 Proposal

In October 2006, a number of shareholder class action lawsuits (the “Transactions Lawsuits”) were filed against Cablevision and its individual directors in New York Supreme Court, Nassau County, relating to the October 8, 2006 offer by the Dolan Family Group to acquire all of the outstanding shares of Cablevision’s common stock, except for the shares held by the Dolan Family Group.  These lawsuits allege breaches of fiduciary duty and seek injunctive relief to prevent consummation of the proposed transaction and compensatory damages.  (In addition, a similar claim was added to a shareholder derivative action involving claims for alleged options backdating that was pending in the District Court for the Eastern District of New York, which is described below under “Stock Option Related Matters.”)  The New York Supreme Court ordered expedited discovery, which began in November 2006.  On January 12, 2007, the Special Transaction Committee of the Board (“Special Transaction Committee”) received a revised proposal from the Dolan Family Group to acquire all of the outstanding shares of common stock of Cablevision, except for the shares held by the Dolan Family Group.  On January 16, 2007, the Special Transaction Committee delivered a letter to Charles F. Dolan and James L. Dolan, rejecting as inadequate the revised proposal.   As discussed in Note 17, on May 2, 2007, Cablevision entered into a merger agreement pursuant to which the Dolan Family Group will obtain ownership of all of the common stock equity of Cablevision. Lawyers representing shareholders in certain of the Transactions Lawsuits, in consultation with lead counsel for the plaintiffs in the Nassau County Supreme Court options backdating litigations, participated in the negotiations to improve the financial terms of the transaction as well as to add certain contractual provisions designed to protect the rights of shareholders. Based upon the above events and circumstances, and the role that the lead counsel for the plaintiffs in the Transactions Lawsuits played in connection with the transaction, the parties subsequently reached a memorandum of understanding for the dismissal of the Transactions Lawsuits (and of the going-private claim in the cases pending in the U.S. District Court for the Eastern District of New York), subject to approval of a settlement by the Nassau County Supreme Court, and for the transfer to Cablevision, following the Proposed Merger of the options-related derivative claims pending in the Nassau County Supreme Court and in the U.S. District Court for the Eastern District of New York.  For their work on behalf of stockholders in the Transactions Lawsuits and in the actions relating to alleged options backdating in the Nassau County Supreme Court and the U.S. District Court for the Eastern District of New York, plaintiffs’ counsel intends to request that the Nassau County Supreme Court award them fees, including expenses, of $29,250. The settling defendants have agreed not to challenge the fees and expenses application for this amount. Cablevision has agreed to pay such amount, if approved by the court, following completion of the merger.

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

Contract Dispute

In September 2005, Loral filed an action against Cablevision and Rainbow DBS for breach of contract based on a letter agreement dated March 23, 2001 (“the Letter Agreement”) between Loral and Rainbow DBS.  Loral alleges that the sale of the Rainbow-1 satellite and related assets to EchoStar constituted a sale of “substantially all of the assets of Rainbow DBS” triggering a “Make Whole Payment” under the Letter Agreement of $33,000 plus interest.  A trial in this matter took place in January 2007 in New York Supreme Court for New York County.  On January 24, 2007, the jury returned a verdict finding that the EchoStar sale had triggered a Make Whole Payment under the Letter Agreement, requiring a payment to Loral of $50,898, including interest, which was accrued for as of December 31, 2006 and reflected as an expense in discontinued operations.  On March 12, 2007, judgment was entered against Cablevision and Rainbow DBS in the amount of $52,159.  Cablevision and Rainbow DBS filed a motion for judgment as a matter of law, or in the alternative for a new trial, which was denied by the court on March 30, 2007.  The Company has posted a cash collateralized bond in the amount of $52,159 and is in the process of appealing the judgment.

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

In addition, in August, September and October 2006, purported derivative lawsuits (including one purported combined derivative and class action lawsuit) relating to the Company’s past stock option and SAR grants were filed in New York State Supreme Court for Nassau County, the United States District Court for the Eastern District of New York, and Delaware Chancery Court for New Castle County, by parties identifying themselves as shareholders of Cablevision purporting to act on behalf of Cablevision.  These lawsuits named as defendants certain present and former members of Cablevision’s Board of Directors and certain present and former executive officers, alleging breaches of fiduciary duty and unjust enrichment relating to practices with respect to the dating of stock options, recordation and accounting for stock options, financial statements and SEC filings, and alleged violation of IRC 162(m).  In addition, certain of these lawsuits asserted claims under Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Section 304 of the Sarbanes-Oxley Act.  The lawsuits sought damages from all defendants, disgorgement from the officer defendants, declaratory relief, and equitable relief, including rescission of the 2006 Employee Stock Plan and voiding of the election of the director defendants.  On October 27, 2006, the Board of Directors of Cablevision appointed Grover C. Brown and Zachary W. Carter as directors and, on the same date, appointed Messrs. Brown and Carter to a newly formed special litigation committee (“SLC”) of the Board.  The SLC was directed by the Board to review and analyze the facts and circumstances surrounding these claims, which purport to have been brought derivatively on behalf of the Company, and to consider and determine whether or not prosecution of such claims is in the best interests of the Company and its shareholders, and what actions the Company should take with respect to the cases.  The SLC, through its counsel, filed motions in all three courts to intervene and to stay all proceedings until completion of the SLC’s independent investigation of the claims raised in these actions.  The Delaware action subsequently was voluntarily dismissed without prejudice by the plaintiff.  The actions pending in Nassau County have been consolidated and a single amended complaint has been filed in that jurisdiction. Similarly, the actions pending in the Eastern District of New York have been consolidated and a single amended complaint has been filed in that jurisdiction.  Both the Nassau County action and the Eastern District of New York action assert derivative claims on behalf of the Company as well as direct claims on behalf of Cablevision shareholders relating to the Company’s past stock option and SAR grants.  On November 14, 2006, the trial court in the Nassau County action denied the SLC’s motion for a stay of proceedings and ordered expedited discovery.  The Appellate Division of the New York State Supreme Court subsequently stayed all proceedings in the Nassau County action (including all discovery) pending the SLC’s appeal of the denial of its stay motion.  The U.S. District Court for the Eastern District of New York granted the SLC’s motion for a stay and stayed the cases pending in that court until June 12, 2007. On June 12, 2007, the SLC requested an extension of the stay until either the closing of the transaction or 30 days after it is determined that the transaction will not close. On June 26, 2007, the court granted the requested extension of the stay.

As discussed in Note 17, on May 2, 2007, Cablevision entered into a merger agreement pursuant to which the Dolan Family Group will obtain ownership of all of the common stock equity of Cablevision.

Included in the $36.26 merger consideration to be provided to shareholders in the Proposed Merger is merger consideration payable in exchange for the surviving corporation’s succeeding to Cablevision’s and shareholders’ rights in connection with claims involving alleged options backdating.

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

NOTE 14.                                          SEGMENT INFORMATION

The Company classifies its business interests into three reportable segments: Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional television programming networks, including AMC, IFC, WE tv, fuse, News 12 and the VOOM HD Networks; and Madison Square Garden, which owns and operates professional sports teams, regional television sports programming networks and an entertainment business.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues, net from continuing operations
Telecommunications Services	$1,182,821	$1,049,050	$2,324,127	$2,042,333
Rainbow	222,298	198,741	428,765	383,468
Madison Square Garden	182,356	162,044	417,932	385,886
All other(a)	18,139	19,726	34,636	38,227
Intersegment eliminations	(37,630)	(32,772)	(74,843)	(65,457)
	$1,567,984	$1,396,789	$3,130,617	$2,784,457

Intersegment eliminations are primarily affiliate revenues recognized by our Rainbow and MSG segments from the sale of cable network programming to our Telecommunication Services segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Intersegment Revenues
Telecommunications Services	$549	$402	$837	$836
Rainbow	10,992	8,951	21,591	17,879
Madison Square Garden	26,089	23,419	52,415	46,742
	$37,630	$32,772	$74,843	$65,457

Reconciliation (by Segment and in Total) of Adjusted Operating Cash Flow to Operating Income (Loss) from Continuing Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Adjusted operating cash flow from continuing operations
Telecommunications Services	$455,750	$439,095	$884,347	$820,737
Rainbow	39,926	23,374	81,031	44,489
Madison Square Garden	32,543	18,022	50,129	24,881
All other(b)	(19,714)	(19,707)	(33,270)	(39,106)
	$508,505	$460,784	$982,237	$851,001

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Depreciation and amortization (including impairments) included in continuing operations
Telecommunications Services	$232,836	$229,907	$467,817	$452,635
Rainbow	23,203	24,348	46,889	48,598
Madison Square Garden	14,252	14,582	29,521	30,655
All other(b)	8,559	11,579	19,071	23,687
	$278,850	$280,416	$563,298	$555,575

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Share-based compensation expense included in continuing operations
Telecommunications Services	$9,578	$10,969	$17,705	$18,630
Rainbow	7,078	7,350	12,835	12,478
Madison Square Garden	4,057	3,816	7,424	6,911
All other(b)	427	581	813	993
	$21,140	$22,716	$38,777	$39,012

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Restructuring charges (credits) included in continuing operations
Telecommunications Services	$—	$(17)	$—	$(17)
Rainbow	(41)	143	1,525	143
Madison Square Garden	—	—	—	—
All other(b)	167	(2,195)	(70)	(2,880)
	$126	$(2,069)	$1,455	$(2,754)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating income (loss) from continuing operations
Telecommunications Services	$213,336	$198,236	$398,825	$349,489
Rainbow	9,686	(8,467)	19,782	(16,730)
Madison Square Garden	14,234	(376)	13,184	(12,685)
All other(b)	(28,867)	(29,672)	(53,084)	(60,906)
	$208,389	$159,721	$378,707	$259,168

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income (loss) from continuing operations before income taxes
Total operating income for reportable segments	$237,256	$189,393	$431,791	$320,074
Other operating loss(b)	(28,867)	(29,672)	(53,084)	(60,906)
Operating income	208,389	159,721	378,707	259,168

Items excluded from operating income:
Interest expense	(238,202)	(249,580)	(476,850)	(442,710)
Interest income	6,525	16,875	14,964	22,537
Equity in net income of affiliates	2,601	1,787	4,377	3,195
Gain on sale of affiliate interests	183,888	—	183,888	—
Gain on investments, net	87,616	70,953	14,631	78,191
Gain (loss) on derivative contracts, net	(29,217)	(35,835)	35,902	(42,615)
Write-off of deferred financing costs	—	(3,412)	—	(7,999)
Loss on extinguishment of debt	—	(13,125)	—	(13,125)
Minority interests	501	382	1,215	898
Miscellaneous, net	792	(175)	1,451	27
Income (loss) from continuing operations before income taxes	$222,893	$(52,409)	$158,285	$(142,433)

(a)                      Represents net revenues of Clearview Cinemas and PVI Virtual Media.

(b)                     Principally includes unallocated corporate general and administrative costs, in addition to the operating results of Clearview Cinemas and PVI Virtual Media.  The 2007 and 2006 periods also include costs allocated to Fox Sports Net Bay Area that are not expected to be eliminated as a result of the sale of that business.  The 2006 period also includes costs allocated to Fox Sports Net Chicago that were not eliminated as a result of the shut down of that business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Capital Expenditures
Telecommunications Services	$160,463	$201,767	$312,385	$468,523
Rainbow	3,871	4,331	5,896	5,118
Madison Square Garden	5,301	4,706	6,125	6,374
Corporate and other	7,236	5,205	8,759	8,330
	$176,871	$216,009	$333,165	$488,345

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States primarily concentrated in the New York metropolitan area.

Concentrations of Credit Risk

Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade receivables.  Cash is invested in money market funds and bank time deposits.  The Company’s cash investments are placed with money market funds or financial institutions that have received the highest rating awarded by Standard & Poor’s and Moody’s Investors Service.  The Company selects money market funds that predominately invest in marketable, direct obligations issued or guaranteed by the United States government or its agencies, commercial paper, fully collateralized repurchase agreements, certificates of deposit, banker’s acceptances and time deposits.  The Company did not have any customers that accounted for 10% or more of the Company’s consolidated net trade receivable balances or 10% or more of the Company’s consolidated net revenues at or for the six months ended June 30, 2007.

NOTE 15.              EQUITY AND LONG-TERM INCENTIVE PLANS

The following table summarizes activity for the Company’s restricted shares for the six months ended June 30, 2007:

	Number of Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant

Unvested award balance, December 31, 2006	8,108,639	$19.26
Granted	2,002,454	29.23
Awards vested	(5,344,692)	18.30
Forfeited	(320,142)	19.11
Unvested award balance, June 30, 2007	4,446,259	$24.92

The Company recognizes compensation expense for restricted shares and restricted stock units using a straight-line amortization method, based on the grant date price of Cablevision NY Group Class A common stock over the vesting period, except for restricted stock units granted to non-employee directors which vest 100% and are expensed at the date of grant.

In June 2007 and March 2007, 1,220,887 and 4,116,499 restricted shares, respectively, issued to employees of the Company vested.  To fulfill the employees’ statutory minimum tax withholding obligations of $18,784 and $49,693, respectively, for the applicable income and other employment taxes, 529,692 and 1,609,749, respectively, of these shares were surrendered to the Company.  The 2,139,441 acquired shares have been classified as treasury stock.  These net share settlements had no impact on the amount of compensation cost recognized in respect of these awards.

Additionally, in connection with the vesting of these shares, the Company paid the special dividend related to such shares that was declared and accrued in 2006 aggregating $53,329.

Share-based compensation, including compensation relating to restricted shares, for the three and six months ended June 30, 2007 and 2006 was $21,140 and $22,716, and $38,777 and $39,012, respectively.

Effect of the Dolan Family Group Transaction on the Company’s Equity Awards

Pursuant to the terms of the Dolan Family Group transaction (Note 17), each option to purchase Cablevision Class A common stock granted to any employee of the Company that is outstanding as of the effective time of the merger will be cancelled, and the holder of each such option will be entitled, pursuant to the terms of the applicable plan under which such option was granted, to receive a cash payment equal to the excess of (i) the greater of (x) $36.26 and (y) the highest closing price of the Cablevision Class A common stock on The New York Stock Exchange during the 90-day period prior to the merger over (ii) the per-share exercise price of such option for each share of Cablevision Class A common stock covered by such option. If such options are vested as of the effective time of the merger, the holder thereof will receive such payments at that time. If such options are unvested as of the effective time of the merger, the cash payments will be subject to vesting (including potential accelerated vesting on certain terminations of employment and the removal of any performance-based conditions on performance-based options), payment (with interest) and other terms and conditions set forth in the applicable stock plans and option agreements.

Each option to purchase Cablevision Class A common stock granted to any non-employee director of the Company that is outstanding as of the effective time of the merger will be cancelled, and the holder of each such option will be entitled to receive a cash payment equal to the excess of $36.26 over the per-share exercise price of such option for each share of Cablevision Class A common stock covered by such option.

Each share of Cablevision Class A common stock issued under the Company’s stock plans which remains subject to vesting requirements under the applicable stock plan and award agreement at the time of the merger will be converted from a right in respect of shares of Cablevision Class A common stock into a right to receive for each such share a cash payment equal to the greater of (x) $36.26 and (y) the highest closing price of the Cablevision Class A common stock on The New York Stock Exchange during the 90-day period prior to the merger, subject to vesting (including potential accelerated vesting on certain terminations of employment), payment (with interest) and other terms and conditions set forth in the applicable stock plans and award agreements.

Each restricted stock unit issued under the Company’s director stock plans will convert at the time of the merger from a right in respect of Cablevision Class A common stock into the right to receive a cash payment equal to $36.26 for each such share, subject to the payment and other terms and conditions set forth in the applicable director stock plans and award agreements.

Promptly following the effective time of the merger, the holder of each stock appreciation right will be entitled to receive a cash payment equal to the excess of (i) the higher of (x) $36.26 and (y) the highest closing price of the Cablevision Class A common stock on The New York Stock Exchange during the 90-day period prior to the closing of the merger over (ii) the exercise price of the stock appreciation right, since all such rights are vested as of June 30, 2007.

Incentive Plans

Pursuant to Cablevision’s Cash Incentive Plan, the prior Long-Term Incentive Plan and Executive Performance Incentive Plan, executive officers and other members of management have been granted cash awards, some of which are time-based and some of which are both time-based and performance- based, that vest over varying required service periods and are typically payable at the end of the vesting period or on specified dates.

In connection with all long-term incentive awards granted under the Company’s Long-Term Incentive plans, the Company has recorded expense of $18,296 and $36,485, for the three and six months ended June 30, 2007, respectively, and $16,347 and $29,943 for the three and six month periods ended June 30, 2006, respectively.  At June 30, 2007 and December 31, 2006, the Company had accrued $78,660 and $51,905, respectively, for its performance-based cash awards for which the performance criteria had not been satisfied as of June 30, 2007, as such awards are based on achievement of certain performance criteria through various dates ending on December 31, 2009.  In particular, the Company has accrued approximately $45,445 in connection with its 2005 Long-Term Incentive Award through June 30, 2007.  The performance targets for this award run through December 31, 2007.

The Company currently believes that it is probable that each of its performance-based awards will ultimately be paid.  However, if the Company subsequently determines that it is probable that such awards will not be paid, the Company would reverse the related accrual in respect of such award in the period such determination is made.

NOTE 16.              TRANSACTIONS

Sale of Fox Sports Net Bay Area and Fox Sports Net New England

In June 2007, Rainbow Media Holdings completed its sale to Comcast of (i) its 60% interest in Fox Sports Net Bay Area, for a purchase price of $366,750 (the "Bay Area Sale") and (ii) its 50% interest in Fox Sports Net New England, for a purchase price of $203,250 (the "New England Sale"), for an aggregate purchase price of $570,000, plus certain additional consideration to Rainbow Media Holdings, subject to customary working capital adjustments.

The Company recorded a pretax gain of $183,888 ($108,641, net of taxes) in connection with the New England Sale and a pretax gain of $317,965 ($187,853, net of taxes), relating to the Bay Area Sale.  The net operating results of Fox Sports Net Bay Area have been classified as discontinued operations for all periods presented.  The net operating results of Fox Sports Net Bay Area were previously reported in the Rainbow segment.

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

NOTE 17.              DOLAN FAMILY GROUP TRANSACTION

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

The Cablevision NY Group Class B common stock expected to be outstanding at the time of closing, approximately 55 million shares of which is owned by members of Dolan Family Group, and all shares of Cablevision NY Group Class A common stock owned by members of the Dolan Family Group will be cancelled in the Proposed Merger.  Each outstanding share of Merger Sub will be exchanged for common equity of the surviving corporation in the Proposed Merger.

The Proposed Merger will be submitted to a vote of Cablevision’s shareholders.  The closing of the Proposed Merger is conditioned upon the approval of holders representing a majority of the voting power of the outstanding Class A common stock and Class B common stock voting together as one class.  The members of the Dolan Family Group have entered into a voting agreement with Cablevision in which they have agreed to vote their shares in favor of the transaction.  This agreement will assure the satisfaction of this voting requirement.  The closing of the Proposed Merger is also conditioned on the separate approval of holders representing a majority of the outstanding shares of Class A common stock not owned by members of the Dolan Family Group or the executive officers and directors of Cablevision and its subsidiaries.

The closing of the Proposed Merger is conditioned upon the receipt of financing necessary to fund the merger consideration and related fees and expenses and to refinance certain indebtedness of CSC Holdings and Rainbow National Services LLC (“RNS”).  The Dolan Family Group delivered to Cablevision a commitment letter (the “Commitment Letter”) from Merrill Lynch Capital Corporation, Bear Stearns & Co. Inc. and Bank of America N.A., together, in each case, with certain affiliated entities covering approximately $15,455,000 of debt financing.  The Commitment Letter contemplates the following:

1.               Cablevision will form a new subsidiary (“Super Holdco”) to which it will transfer all of the common stock of CSC Holdings.  Super Holdco will also assume all of Cablevision’s obligations on its outstanding senior notes and debentures.

2.               Super Holdco will form a new subsidiary (“Intermediate Holdco”) to which it will transfer all of the common stock of CSC Holdings.  Intermediate Holdco will assume all of Super Holdco’s obligations on its outstanding senior notes and debentures, which will remain outstanding.

3.               Super Holdco is expected to incur an additional $4,425,000 of indebtedness.

4.               Intermediate Holdco is expected to incur an additional $800,000 of indebtedness.

5.               CSC Holdings will enter into a credit facility in replacement of its existing credit facility.  This new credit facility, which is expected to be in the amount of $7,250,000 (including a $1,000,000 revolving credit facility) will be used in part to repay borrowings under CSC Holdings’ existing credit facility.

6.               RNS will enter into a credit facility in replacement of its existing credit facility.  This new credit facility, which is expected to be in the amount of $1,030,000 (including a $300,000 revolving credit facility), will be used in part to repay borrowings under its existing credit facility.

7.               Regional Programming Partners (“RPP”), an indirect wholly owned subsidiary of Cablevision and CSC Holdings, will enter into a credit facility which is expected to be in the amount of $950,000 (including a $50,000 revolving credit facility).  RPP, whose principal asset is Madison Square Garden, does not currently have any long-term debt.

8.               Rainbow Programming Holdings LLC (“RPH”), an indirect wholly owned subsidiary of Cablevision and CSC Holdings, is expected to incur $1,000,000 of indebtedness.  RPH, which is a holding company for the Company’s interests in RNS and certain other programming operations, does not currently have any long-term debt.

Dolan Family Acquisition Company is a newly formed company. Charles F. Dolan and James L. Dolan have entered into a guarantee pursuant to which they will guarantee payment to Cablevision of up to $300,000 of damages to Cablevision resulting from any material breach of the merger agreement by Dolan Family Acquisition Company.

Under the terms of the merger agreement, all expenses will be borne by the party incurring such expenses. Cablevision will be responsible for costs incurred for all printing, filing and mailing its proxy statement and the Schedule 13E-3 and any amendments or supplements thereto, the solicitation of stockholder approvals and a solvency opinion.

Lehman Brothers and Morgan Stanley have provided certain financial advisory services to the Special Transaction Committee in connection with the Proposed Merger. Cablevision will pay Lehman Brothers and Morgan Stanley compensation for their services and Cablevision has agreed to reimburse Lehman Brothers and Morgan Stanley for all reasonable out-of-pocket expenses incurred by them, including the reasonable fees and expenses of legal counsel, and to indemnify Lehman Brothers and Morgan Stanley against certain liabilities and expenses in connection with their engagement, including certain liabilities under the federal securities laws.

As a result of the Proposed Merger, if completed, Cablevision’s stock will no longer be publicly traded. There can be no assurances when or if the transaction will be consummated.

NOTE 18:              SUBSEQUENT EVENT

On July 24, 2007, RNS, an indirect wholly-owned subsidiary of Cablevision entered into an equity commitment agreement with its sole member, RPH, pursuant to which RPH agreed to purchase additional membership interests in RNS for an aggregate purchase price of $203,000.  RNS will use the proceeds of the investment by RPH to redeem $175,000 in aggregate principal amount of its 10-3/8% senior subordinated notes dues 2014, representing 35% of the outstanding notes, at a redemption price equal to 110.375% of the principal amount of the notes plus accrued and unpaid interest to the redemption date.  The redemption date is August 31, 2007.  In connection with the redemption, the Company will recognize a loss on extinguishment of debt of approximately $19,000, representing primarily the redemption premium and will write-off the related unamortized deferred financing costs of approximately $3,000.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$998,886	$390,143
Restricted cash	68,155	11,390
Accounts receivable, trade (less allowance for doubtful accounts of $14,492 and $17,257)	487,506	516,533
Prepaid expenses and other current assets	200,389	175,787
Feature film inventory, net	121,241	124,778
Deferred tax asset	331,998	236,037
Investment securities pledged as collateral	156,905
Advances to affiliates	302,714	229,677
Derivative contracts	22,798	81,140
Assets held for sale	—	49,189
Total current assets	2,690,592	1,814,674

Property, plant and equipment, net of accumulated depreciation of $6,653,946 and $6,254,510	3,521,189	3,713,030
Investments in affiliates	1,294	49,950
Notes and other receivables	40,441	29,659
Investment securities pledged as collateral	939,838	1,080,229
Other assets	80,539	80,273
Feature film inventory, net	399,191	375,700
Deferred carriage fees, net	163,992	173,059
Cable television franchises	731,848	731,848
Affiliation, broadcast and other agreements, net of accumulated amortization of $419,577 and $390,324	368,429	397,682
Other intangible assets, net of accumulated amortization of $89,805 and $77,255	313,803	325,291
Excess costs over fair value of net assets acquired	1,023,860	1,024,168
Deferred financing and other costs, net of accumulated amortization of $63,425 and $55,445	90,909	98,553
Assets held for sale	—	79,112
	$10,365,925	$9,973,228

See accompanying notes to
condensed consolidated financial statements.

	June 30,	December 31,
	2007	2006
	(unaudited)
LIABILITIES AND STOCKHOLDER’S DEFICIENCY

Current Liabilities:

Accounts payable	$376,061	$389,400
Accrued liabilities	873,062	934,462
Deferred revenue	165,217	162,463
Feature film and other contract obligations	112,579	121,890
Liabilities under derivative contracts	21,184	6,568
Bank debt	118,750	93,750
Collateralized indebtedness	146,140	102,268
Capital lease obligations	6,062	7,069
Notes payable	3,902	17,826
Senior notes and debentures	499,978	499,952
Liabilities held for sale	—	6,024
Total current liabilities	2,322,935	2,341,672

Feature film and other contract obligations	322,662	312,344
Deferred revenue	13,771	14,337
Deferred tax liability	565,281	262,843
Liabilities under derivative contracts	147,586	204,887
Other liabilities	336,134	326,306
Bank debt	4,833,750	4,898,750
Collateralized indebtedness	714,710	819,306
Senior notes and debentures	3,994,576	3,994,004
Senior subordinated notes and debentures	497,206	497,011
Notes payable	—	1,017
Capital lease obligations	51,711	54,389
Minority interests	515	49,670
Liabilities held for sale	—	19
Total liabilities	13,800,837	13,776,555

Commitments and contingencies

Stockholder’s deficiency:
Series A Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
Series B Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
8% Series D Cumulative Preferred Stock, $.01 par value, 112,500 shares authorized, none issued ($100 per share liquidation preference)	—	—
Preferred Stock, $.01 par value, 9,487,500 shares authorized, none issued	—	—
Common Stock, $.01 par value, 20,000,000 shares authorized, 11,595,635 shares issued and outstanding	116	116
Paid-in capital	159,088	120,017
Accumulated deficit	(3,582,158)	(3,911,510)
	(3,422,954)	(3,791,377)
Accumulated other comprehensive loss	(11,958)	(11,950)

Total stockholder’s deficiency	(3,434,912)	(3,803,327)
	$10,365,925	$9,973,228

See accompanying notes to
condensed consolidated financial statements

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2007 and 2006

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues, net	$1,567,984	$1,396,789	$3,130,617	$2,784,457

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	681,355	587,090	1,415,925	1,244,182
Selling, general and administrative	399,264	371,631	771,232	728,286
Restructuring charges (credits)	126	(2,069)	1,455	(2,754)
Depreciation and amortization (including impairments)	278,850	280,416	563,298	555,575
	1,359,595	1,237,068	2,751,910	2,525,289

Operating income	208,389	159,721	378,707	259,168

Other income (expense):
Interest expense	(204,584)	(216,200)	(409,689)	(377,243)
Interest income	5,670	16,231	12,392	21,893
Equity in net income of affiliates	2,601	1,787	4,377	3,195
Gain on sale of affiliate interests	183,888	—	183,888	—
Gain on investments, net	87,616	71,159	14,631	78,076
Gain (loss) on derivative contracts, net	(29,217)	(35,835)	35,902	(42,615)
Write-off of deferred financing costs	—	(3,412)	—	(7,999)
Loss on extinguishment of debt	—	(13,125)	—	(13,125)
Minority interests	501	382	1,215	898
Miscellaneous, net	792	(175)	1,451	27
	47,267	(179,188)	(155,833)	(336,893)
Income (loss) from continuing operations before income taxes	255,656	(19,467)	222,874	(77,725)
Income tax benefit (expense)	(108,378)	8,881	(90,252)	29,619

Income (loss) from continuing operations	147,278	(10,586)	132,622	(48,106)
Income from discontinued operations, including gain on sale of Fox Sports Net Bay Area of $187,853, net of taxes	190,018	43,113	197,615	42,289

Income (loss) before cumulative effect of a change in accounting principle	337,296	32,527	330,237	(5,817)
Cumulative effect of a change in accounting principle, net of taxes	—	—	(443)	(862)

Net income (loss)	$337,296	$32,527	$329,794	$(6,679)

See accompanying notes to
condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2007 and 2006

(Dollars in thousands)

(Unaudited)

	2007	2006
Cash flows from operating activities:
Income (loss) from continuing operations	$132,622	$(48,106)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	563,298	555,575
Equity in net income of affiliates	(4,377)	(3,195)
Minority interests	(1,215)	(898)
Gain on sale of affiliate interests	(183,888)	—
Unrealized gain on investments, net	(14,638)	(78,076)
Write-off of deferred financing costs	—	7,999
Unrealized loss (gain) on derivative contracts	(41,830)	21,102
Loss on extinguishment of debt	—	13,125
Amortization of deferred financing, discounts on indebtedness and other deferred costs	36,612	34,861
Share-based compensation expense related to equity classified awards	29,942	30,025
Deferred income tax	69,378	(36,388)
Amortization and write-off of feature film inventory	64,718	61,853
Provision for doubtful accounts	22,281	14,311
Change in accrued interest	(32,666)	25,918
Changes in other assets and liabilities	(234,898)	(152,042)
Net cash provided by operating activities	405,339	446,064

Cash flows from investing activities:
Capital expenditures	(333,165)	(488,345)
Proceeds from sale of equipment, net of costs of disposal	1,628	8,000
Decrease in investment securities and other investments	369	302
Increase in restricted cash	(3,137)	(1,332)
Additions to other intangible assets	(1,062)	(1,249)
Proceeds from sale of affiliate interests	208,375	0
Distributions from equity method investees, net	24,506	—
Net cash used in investing activities	(102,486)	(482,624)

Cash flows from financing activities:
Proceeds from bank debt	73,000	4,900,000
Repayment of bank debt	(113,000)	(1,667,750)
Redemption of senior subordinated debentures	—	(263,125)
Proceeds from collateralized indebtedness	—	223,005
Repayment of collateralized indebtedness	—	(228,862)
Capital distribution to Cablevision	—	(2,961,374)
Capital contribution from Cablevision	8,420	—
Proceeds from derivative contracts	—	6,496
Payments on capital lease obligations and other debt	(3,685)	(4,420)
Additions to deferred financing and other costs	(1,648)	(42,004)
Distributions to minority partners	(13,322)	(13,263)
Net cash used in financing activities	(50,235)	(51,297)

Net increase (decrease) in cash and cash equivalents from continuing operations	252,618	(87,857)

Cash flows of discontinued operations:
Net cash provided by operating activities	18,109	90,520
Net cash provided by investing activities	313,555	4,286
Net change in cash classified in assets held for sale	24,461	19,749
Net effect of discontinued operations on cash and cash equivalents	356,125	114,555

Cash and cash equivalents at beginning of year	390,143	366,848

Cash and cash equivalents at end of period	$998,886	$393,546

See accompanying notes to
condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 1.                                                 BUSINESS

CSC Holdings, Inc. (“CSC Holdings” or the “Company”), is a wholly-owned subsidiary of Cablevision Systems Corporation (“Cablevision”).  The Company and its majority-owned subsidiaries own and operate cable television systems and through the Company’s wholly-owned subsidiary, Rainbow Media Holdings, LLC, have ownership interests in companies that produce and distribute national and regional entertainment and sports programming services, including Madison Square Garden, L.P.  The Company also owns companies that provide advertising sales services for the cable television industry, provide telephone service, and operate motion picture theaters.  The Company classifies its business interests into three reportable segments:  Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional television programming networks, including AMC, IFC, WE tv, fuse, News 12 and the VOOM HD Networks; and Madison Square Garden, which owns and operates professional sports teams, regional television sports programming networks and an entertainment business.

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

The financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 presented in this Form 10-Q are unaudited; however, in the opinion of management, such financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

NOTE 4.                                                 COMPREHENSIVE INCOME (LOSS)

The following table is a reconciliation of the Company’s net income (loss) to comprehensive income (loss) for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$337,296	$32,527	$329,794	$(6,679)
Other comprehensive income (loss):
Amortization of prior service cost and gains and losses included in net periodic benefit cost, net of taxes	(8)	—	(8)	—
Comprehensive income (loss)	$337,288	$32,527	$329,786	$(6,679)

NOTE 5.                                                 RECLASSIFICATIONS

As a result of the sale of the Company’s 60% interest in Fox Sports Net Bay Area in June 2007, the net operating results of Fox Sports Net Bay Area have been classified as discontinued operations in the condensed consolidated statements of operations and cash flows for all periods presented.  The net assets and liabilities of Fox Sports Net Bay Area as of December 31, 2006 have been classified as assets and liabilities held for sale in the condensed consolidated balance sheet.  See Note 8 and Note 16.

NOTE 6.                                                 CASH FLOWS

For purposes of the condensed consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

During the six months ended June 30, 2007 and 2006, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Six Months Ended June 30,
	2007	2006
Non-Cash Investing and Financing Activities:
Continuing Operations:
Capital lease obligations	$—	$11,751
Deferred financing costs	—	294
Dividends payable on equity classified share-based awards	—	68,586
Redemption of collateralized indebtedness with related prepaid forward contracts and stock	74,726	9,964
Redemption of collateralized indebtedness with related prepaid forward contracts	—	176,385
Receivable related to sale of interest in equity method investee	4,737	—
Discontinued Operations:
Interest accrued on make whole payment obligation to Loral	1,712	—
Receivable related to sale of affiliate interest	15,801	—
Supplemental Data:
Cash interest paid—continuing operations	419,586	329,671
Cash interest paid—discontinued operations	—	13
Income taxes paid, net	21,399	9,374

NOTE 7.                                                 RECENTLY ADOPTED ACCOUNTING STANDARDS

In December 2006, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP 00-19-2”).  FSP 00-19-2 provides guidance related to the accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate arrangement or included as a provision of a financial instrument or arrangement, should be separately recognized and measured in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies (“Statement No. 5”).  FSP 00-19-2 requires that if the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under such arrangement shall be included in the allocation of proceeds from the related financing transaction using the measurement guidance in Statement No. 5.  FSP 00-19-2 applies immediately to any registration payment arrangement entered into subsequent to the issuance of FSP 00-19-2.  For such arrangements entered into prior to the issuance of FSP 00-19-2, the guidance was effective for the Company as of January 1, 2007.  As a condition to the initial sale of CSC Holdings’ 6-3/4% Senior Notes due 2012, the Company entered into a registration rights agreement with the initial purchasers under which the Company agreed that it would file an exchange offer registration statement under the Securities Act with the Securities and Exchange Commission (“SEC”) and use its commercially reasonable best efforts to cause the exchange offer registration statement to be declared effective under the Securities Act.  If the exchange offer was not completed by May 11, 2005, the agreement provided for an increase of 1/4% per annum in the interest rate for the first 90 days after May 11, 2005 and an additional 1/4% per annum, up to a maximum of 1/2% per annum, at the beginning of each subsequent 90 day period that the exchange offer was not completed.

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

In June 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF No. 06-3”), which addresses the income statement disclosures for taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and may include, but are not limited to, sales, use, value added, and some excise taxes.  The presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion No. 22.  In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant and can be done on an aggregate basis.  EITF No. 06-3 was effective January 1, 2007 for the Company.  For the three and six months ended June 30, 2007 and 2006, the amount of franchise fees included as a component of net revenue aggregated $28,114 and $55,180, and $25,378 and $49,506, respectively.

NOTE 8.                DISCONTINUED OPERATIONS AND NET ASSETS HELD FOR SALE

In June 2007, the Company completed the sale of its 60% interest in Fox Sports Net Bay Area to Comcast Corporation (“Comcast”) (Note 16). In addition, in June 2006 and April 2005, respectively, the operations of the Fox Sports Net Chicago programming business and the Rainbow DBS satellite distribution business were shut down. As a result, the operating results of these businesses, net of taxes, have been classified in the condensed consolidated statements of operations as discontinued operations for all periods presented. Operating results of discontinued operations for the three and six months ended June 30, 2007 and 2006 are summarized below:

	Three Months Ended June 30, 2007
		Rainbow DBS
	Fox Sports Net	distribution
	Bay Area	business	Total

Revenues, net	$30,311	$—	$30,311
Income (loss) before income taxes	$322,551	$(943)	$321,608
Income tax benefit (expense)	(131,984)	394	(131,590)
Net income (loss) including gain on sale of Fox Sports Net Bay Area of $187,853, net of taxes	$190,567	$(549)	$190,018

	Three Months Ended June 30, 2006
			Rainbow DBS
	Fox Sports Net	Fox Sports Net	distribution
	Bay Area	Chicago(a)	business	Total
Revenues, net	$27,560	$78,634	$—	$106,194
Income (loss) before income taxes	$4,084	$72,652	$(173)	$76,563
Income tax benefit (expense)	(1,673)	(31,848)	71	(33,450)
Net income (loss)	$2,411	$40,804	$(102)	$43,113

	Six Months Ended June 30, 2007
		Rainbow DBS
	Fox Sports Net	distribution
	Bay Area	business	Total
Revenues, net	$53,894	$—	$53,894
Income before income taxes	$326,135	$8,353	$334,488
Income tax expense	(133,455)	(3,418)	(136,873)
Net income, including gain on sale of Fox Sports Net Bay Area of $187,853, net of taxes	$192,680	$4,935	$197,615

	Six Months Ended June 30, 2006
			Rainbow DBS
	Fox Sports Net	Fox Sports Net	distribution
	Bay Area	Chicago(a)	business	Total
Revenues, net	$48,824	$78,974	$—	$127,798
Income (loss) before income taxes	$6,728	$72,290	$(3,850)	$75,168
Income tax benefit (expense)	(2,755)	(31,700)	1,576	(32,879)
Net income (loss)	$3,973	$40,590	$(2,274)	$42,289

(a)             Revenues, net includes $77,996 representing the collection in June 2006 of affiliate revenue from a cable affiliate, including $74,696 relating to periods prior to the second quarter of 2006, that had not been previously recognized due to a contractual dispute. The underlying contract was terminated in June 2006 and no further payments will be received under this contract.

In March 2007, the Federal Communications Commission (“FCC”) waived the bond requirement previously submitted by Rainbow DBS Company LLC with respect to five Ka-band licenses. These bonds were originally cash collateralized by the Company. In connection with the shut down of the Rainbow DBS satellite distribution business in 2005, the Company recorded a loss related to the outstanding bonds since the Company believed it was not probable that Rainbow DBS would meet the required FCC milestones. As a result of the waiver from the FCC, the Company recorded a gain of $6,638, net of taxes, in the quarter ended March 31, 2007. The Company received the cash collateral of $11,250 in the quarter ended June 30, 2007.

The assets and liabilities of Fox Sports Net Bay Area have been classified in the consolidated balance sheet as of December 31, 2006 as assets and liabilities held for sale and consist of the following:

December 31,
2006

Cash and cash equivalents	$24,461
Accounts receivable, prepaid expenses and other current assets	24,728
Property and equipment, net and other long-term assets	15,950
Intangible assets, net	63,162
Total assets held for sale	$128,301

Accounts payable and accrued expenses	$5,059
Other current liabilities	965
Other long-term liabilities	19
Total liabilities held for sale	$6,043

NOTE 9.                INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
Gross carrying amount of amortizable intangible assets
Affiliation relationships and affiliate agreements	$742,416	$742,416
Broadcast rights and other agreements	45,590	45,590
Season ticket holder relationships	75,005	75,005
Suite holder contracts and relationships	21,167	21,167
Advertiser relationships	103,524	103,524
Other intangibles	41,881	40,819
	1,029,583	1,028,521
Accumulated amortization
Affiliation relationships and affiliate agreements	381,816	353,518
Broadcast rights and other agreements	37,761	36,806
Season ticket holder relationships	12,752	10,027
Suite holder contracts and relationships	7,477	5,815
Advertiser relationships	48,010	42,274
Other intangibles	21,566	19,139
	509,382	467,579
Indefinite-lived intangible assets
Cable television franchises	731,848	731,848
Sports franchises	96,215	96,215
FCC licenses and other intangibles	11,936	11,936
Trademarks	53,880	53,880
Excess costs over the fair value of net assets acquired	1,023,860	1,024,168
	1,917,739	1,918,047
Total intangible assets, net	$2,437,940	$2,478,989

Aggregate amortization expense
Six months ended June 30, 2007 and year ended December 31, 2006 (excluding impairment charges of $899 for the year ended December 31, 2006)	$41,962	$84,803

Estimated amortization expense
Year ending December 31, 2007	$83,131
Year ending December 31, 2008	80,668
Year ending December 31, 2009	74,259
Year ending December 31, 2010	71,253
Year ending December 31, 2011	70,505

NOTE 10.                                          COLLATERALIZED INDEBTEDNESS

The following table summarizes the settlement of the Company’s collateralized indebtedness for the six months ended June 30, 2007. The Company’s collateralized indebtedness obligations relating to shares of Charter Communications, Inc. and Leapfrog Enterprises, Inc. were settled by delivering the underlying securities and the related equity derivative contracts.

	Charter	Leapfrog	Total
Number of shares	2,482,974	800,000
Collateralized indebtedness settled	$(55,488)	$(19,238)	$(74,726)
Prepaid forward contracts	46,698	10,638	57,336
Fair value of underlying securities delivered	8,790	8,600	17,390
Net cash payment	$—	$—	$—

At June 30, 2007, the Company had collateralized indebtedness obligations of $146,140 that will mature during the next twelve months. The Company intends to settle such obligations either by delivering shares of the applicable stock and the related equity derivative contracts or by delivering cash from the net proceeds of a new monetization transaction. In the event of an early termination of any of these contracts, the Company would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date. As of June 30, 2007, the Company had an early termination shortfall of $414 related to one of these contracts.

NOTE 11.                                          INCOME TAXES

The income tax expense attributable to continuing operations for the six months ended June 30, 2007 of $90,252 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state taxes, tax expense of $5,148, including accrued interest, recorded pursuant to FIN 48, tax expense of $1,606 resulting from a change in the deferred tax rate, and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $3,039 and $3,155, respectively, partially offset by a decrease in the valuation allowance of $2,010 relating to certain state net operating loss carry forwards.

The income tax benefit attributable to continuing operations for the six months ended June 30, 2006 of $29,619, differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to state taxes, a decrease in the valuation allowance of $6,279 relating to certain state net operating loss carry forwards and a tax benefit of $5,013 resulting from the favorable settlement of an issue with a taxing authority, partially offset by the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $2,558 and $3,826, respectively.

In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period. The estimated annual effective tax rate is revised on a quarterly basis and therefore may be different from the rate used for a prior interim period.

In connection with the tax allocation policy between the Company and Cablevision, the Company has recorded a payable due to Cablevision and Cablevision has recorded a receivable due from the Company, both in the amount of $12,148, representing the estimated federal income tax liability of the Company for the six months ended June 30, 2007 as determined on a stand-alone basis as if the Company filed separate federal consolidated income tax returns.

Deferred tax assets have resulted primarily from the Company’s future deductible temporary differences and net operating loss carry forwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income and tax planning strategies to allow for the utilization of its net operating loss carry forwards and deductible temporary differences. If such estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against certain of its deferred tax assets resulting in additional income tax expense in the Company’s consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly. Management believes that it is more likely than not that the Company will realize benefit for its gross deferred tax assets, except for certain of its deferred tax assets against which a valuation allowance has been recorded relating to certain state net operating loss carry forwards.

The Company takes certain positions on its tax returns that may be challenged by various taxing authorities. These tax positions arise in connection with certain transactions or operations.

The Company adopted the provisions of FIN 48 on January 1, 2007. The cumulative effect of applying the provisions of FIN 48 resulted in a charge of $442 to the opening balance of the accumulated deficit.

As of January 1, 2007, the Company had a gross liability of $10,353 for uncertain income tax positions, excluding accrued interest. After considering associated deferred tax benefits of $3,353, the net amount of liability for uncertain tax positions was $7,000 as of January 1, 2007. Therefore, if all uncertain tax positions were sustained at the amounts reported or expected to be reported in the Company’s tax returns, the Company’s income tax expense would decrease by $7,000.

Interest expense related to income tax liabilities recognized in accordance with the provisions of FIN 48 is included in income tax expense, consistent with the Company’s historical policy. Interest expense of $2,089, net of deferred tax benefit of $855, has been recognized in the six month period ended June 30, 2007 and is included in the income tax expense in the Company’s consolidated statement of operations. At January 1, 2007, accrued interest on uncertain tax positions was $2,617 and was included in other current liabilities in the consolidated balance sheet.

As of January 1, 2007, the Company had a liability recorded with regard to the Ohio income tax audit for the year ended December 31, 2000 of $10,937, including accrued interest. During the three month period ended March 31, 2007, the liability, including accrued interest, was increased by $3,327 to $14,264, resulting in additional income tax expense in the Company’s condensed consolidated statement of operations. Such amount excludes the associated deferred tax benefit. In April 2007, the Company and representatives from the Ohio Department of Taxation agreed to settle the Ohio income tax audit for the tax year ended December 31, 2000 for $18,000, inclusive of interest. Therefore, the Company has recognized additional income tax expense of $3,736, excluding deferred tax benefit, in the three month period ended June 30, 2007.

As of June 30, 2007, the Company had a liability of $1,957 for uncertain income tax positions, excluding accrued interest, net of deferred tax benefits of $637.

In July 2007, the Internal Revenue Service (“IRS”) completed its audit of the Company’s consolidated federal income tax returns for 2002 and 2003. The completion of this audit did not have a significant effect on the Company’s consolidated financial statements. The IRS has notified the Company of its intent to audit the Company’s consolidated federal income tax returns for 2004 and 2005.

With a few exceptions, the Company is no longer subject to state and local income tax audits by taxing authorities for years prior to 2002. The most significant jurisdictions in which the Company is required to file income tax returns include the state of New York, New Jersey and Connecticut and the city of New York. In addition, the state of New York has notified the Company of their intent to audit 2003 through 2005.

Management does not believe that the resolution of the ongoing income tax examinations described above will have a material adverse impact on the financial position of the Company. Changes in the liabilities for uncertain tax positions will be recognized in the interim period in which they are effectively settled.

NOTE 12.                                          BENEFIT PLANS

Components of the net periodic pension cost, recorded primarily in selling, general and administrative expenses, for the Company’s qualified and non-qualified defined benefit and other postretirement plans for the three and six months ended June 30, 2007 and 2006, are as follows:

	Cablevision Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Postretirement Benefit Plan
	Three Months Ended June 30,
	2007	2006	2007	2006	2007	2006
Service cost	$7,729	$7,345	$1,151	$1,247	$80	$100
Interest cost	2,459	2,053	1,381	1,361	87	91
Expected return on plan assets	(2,938)	(2,470)	(1,105)	(922)	—	—
Recognized prior service cost (credit)	—	3	7	7	(34)	(34)
Recognized actuarial (gain) loss	—	—	(18)	156	(3)	(1)
Net periodic benefit cost	$7,250	$6,931	$1,416	$1,849	$130	$156

	Cablevision Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Postretirement Benefit Plan
	Six Months Ended June 30,
	2007	2006	2007	2006	2007	2006

Service cost	$15,807	$14,689	$2,403	$2,494	$184	$200
Interest cost	5,020	4,106	2,959	2,721	190	181
Expected return on plan assets	(5,852)	(4,941)	(2,208)	(1,843)	—	—
Recognized prior service cost (credit)	—	6	13	13	(67)	(67)
Recognized actuarial (gain) loss	—	—	47	313	(5)	(2)
Recognized transition asset	—	—	(1)	(1)	—	—
Net periodic benefit cost	$14,975	$13,860	$3,213	$3,697	$302	$312

For the six months ended June 30, 2007, the Company contributed $43 to the Madison Square Garden Qualified Defined Benefit Plans (the “MSG Qualified Plans”), and currently expects to contribute $26,200 to the Cablevision Cash Balance Retirement Plan and $5,340 to the MSG Qualified Plans in 2007.

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

Cablevision reached an agreement in principle with respect to the settlement of the Delaware action in the second quarter ended June 30, 2007. In connection with the anticipated settlement, Cablevision expects to seek dismissal of the New York action as well as the Delaware action.

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

Dolan Family Group 2005 Proposal and Special Dividend Litigation

In June and July 2005, a number of shareholder class action lawsuits were filed against Cablevision and its directors in the Court of Chancery for the State of Delaware and the New York State Supreme Court

for Nassau County relating to the Dolan Family Group’s proposal to acquire the outstanding, publicly-held interests in Cablevision following a pro-rata distribution of Rainbow Media Holdings. On October 24, 2005, Cablevision received a letter from the Dolan Family Group withdrawing its June 19, 2005 proposal and recommending the consideration of a special dividend. On November 17, 2005, the plaintiffs in the New York Supreme Court action filed a consolidated amended complaint relating to the special dividend proposed by the Dolan Family Group. On February 9, 2006, the plaintiffs filed a second amended complaint adding allegations related to the December 19, 2005 announcement that the board of directors had decided not to proceed with the proposed special dividend, and the January 31, 2006 announcement that the board of directors was expected to begin reconsideration of a possible special dividend at its regularly scheduled meeting in March 2006. The amended complaint sought, among other things, to enjoin the payment of the special dividend proposed by the Dolan Family Group. As set forth below, the Nassau County actions were subsequently dismissed following settlement by the parties. The Delaware Chancery Court action was closed on May 4, 2007 following the receipt of a letter from lead counsel for the plaintiffs indicating that the potential issues raised in the action had been successfully resolved and no challenge to the proposed merger was warranted, because they believed the proposed merger was fair to the public stockholders of Cablevision.

On December 28, 2005, a purported shareholder derivative complaint was filed in the U.S. District Court for the Eastern District of New York alleging that certain events during 2005, including those relating to the proposed special dividend, constituted breaches of fiduciary duty. The action was brought derivatively on behalf of Cablevision and named as defendants each member of the Cablevision board of directors. The complaint sought unspecified damages and contribution and indemnification by the defendants for any claims asserted against Cablevision as a result of the alleged breaches. The U.S. District Court for the Eastern District of New York action was dismissed following settlement of the Nassau County actions, as set forth below. On March 27, 2006, Cablevision entered into a memorandum of understanding with respect to the settlement of the actions pending in the New York Supreme Court for Nassau County relating to the proposed special dividend. On April 7, 2006, Cablevision’s board of directors declared a special cash dividend of $10.00 per share which was paid on April 24, 2006 to holders of record at the close of business on April 18, 2006. A hearing on the proposed settlement was held on September 25, 2006. On January 5, 2007, the court signed an order approving the settlement and terminating these actions. This order terminated all then-pending litigation in New York Supreme Court.

Dolan Family Group 2006 Proposal

In October 2006, a number of shareholder class action lawsuits (the “Transactions Lawsuits”) were filed against Cablevision and its individual directors in New York Supreme Court, Nassau County, relating to the October 8, 2006 offer by the Dolan Family Group to acquire all of the outstanding shares of Cablevision’s common stock, except for the shares held by the Dolan Family Group. These lawsuits allege breaches of fiduciary duty and seek injunctive relief to prevent consummation of the proposed transaction and compensatory damages. (In addition, a similar claim was added to a shareholder derivative action involving claims for alleged options backdating that was pending in the District Court for the Eastern District of New York, which is described below under “Stock Option Related Matters.”) The New York Supreme Court ordered expedited discovery, which began in November 2006. On January 12, 2007, the Special Transaction Committee of the Board (“Special Transaction Committee”) received a revised proposal from the Dolan Family Group to acquire all of the outstanding shares of common stock of Cablevision, except for the shares held by the Dolan Family Group. On January 16, 2007, the Special Transaction Committee delivered a letter to Charles F. Dolan and James L. Dolan, rejecting as inadequate the revised proposal. As discussed in Note 17, on May 2, 2007, Cablevision entered into a merger agreement pursuant to which the Dolan Family Group will obtain ownership of all of the common stock equity of Cablevision. Lawyers representing shareholders in certain of the Transactions Lawsuits, in consultation with lead counsel for the plaintiffs in the Nassau County Supreme Court options backdating litigations, participated in the negotiations to improve the financial terms of the transaction as well as to add certain contractual provisions designed to protect the rights of shareholders. Based upon the above events and circumstances, and the role that the lead counsel for the plaintiffs in the Transactions Lawsuits played in connection with the transaction, the parties subsequently reached a memorandum of understanding for the dismissal of the Transactions Lawsuits (and of the going-private claim in the cases pending in the U.S. District Court for the Eastern District of New York), subject to approval of a settlement by the Nassau County Supreme Court, and for the transfer to Cablevision, following the Proposed Merger of the options-related derivative claims pending in the Nassau County Supreme Court and in the U.S. District Court for the Eastern District of New York. For their work on behalf of stockholders in the Transactions Lawsuits and in the actions relating to alleged options backdating in the Nassau County Supreme Court and the U.S. District Court for the Eastern District of New York, plaintiffs’ counsel intends to request that the Nassau County Supreme Court award them fees, including expenses, of $29,250. The settling defendants have agreed not to challenge the fees and expenses application for this amount. Cablevision has agreed to pay such amount, if approved by the court, following completion of the merger.

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

Contract Dispute

In September 2005, Loral filed an action against Cablevision and Rainbow DBS for breach of contract based on a letter agreement dated March 23, 2001 (“the Letter Agreement”) between Loral and Rainbow DBS. Loral alleges that the sale of the Rainbow-1 satellite and related assets to EchoStar constituted a sale of “substantially all of the assets of Rainbow DBS” triggering a “Make Whole Payment” under the Letter Agreement of $33,000 plus interest. A trial in this matter took place in January 2007 in New York Supreme Court for New York County. On January 24, 2007, the jury returned a verdict finding that the EchoStar sale had triggered a Make Whole Payment under the Letter Agreement, requiring a payment to Loral of $50,898, including interest, which was accrued for as of December 31, 2006 and reflected as an expense in discontinued operations. On March 12, 2007, judgment was entered against Cablevision and Rainbow DBS in the amount of $52,159. Cablevision and Rainbow DBS filed a motion for judgment as a matter of law, or in the alternative for a new trial, which was denied by the court on March 30, 2007. The Company has posted a cash collateralized bond in the amount of $52,159 and is in the process of appealing the judgment.

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

In addition, in August, September and October 2006, purported derivative lawsuits (including one purported combined derivative and class action lawsuit) relating to the Company’s past stock option and SAR grants were filed in New York State Supreme Court for Nassau County, the United States District Court for the Eastern District of New York, and Delaware Chancery Court for New Castle County, by parties identifying themselves as shareholders of Cablevision purporting to act on behalf of Cablevision. These lawsuits named as defendants certain present and former members of Cablevision’s Board of Directors and certain present and former executive officers, alleging breaches of fiduciary duty and unjust enrichment relating to practices with respect to the dating of stock options, recordation and accounting for stock options, financial statements and SEC filings, and alleged violation of IRC 162(m). In addition, certain of these lawsuits asserted claims under Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Section 304 of the Sarbanes-Oxley Act. The lawsuits sought damages from all defendants, disgorgement from the officer defendants, declaratory relief, and equitable relief, including rescission of the 2006 Employee Stock Plan and voiding of the election of the director defendants. On October 27, 2006, the Board of Directors of Cablevision appointed Grover C. Brown and Zachary W. Carter as directors and, on the same date, appointed Messrs. Brown and Carter to a newly formed special litigation committee (“SLC”) of the Board. The SLC was directed by the Board to review and analyze the facts and circumstances surrounding these claims, which purport to have been brought derivatively on behalf of the Company, and to consider and determine whether or not prosecution of such claims is in the best interests of the Company and its shareholders, and what actions the Company should take with respect to the cases. The SLC, through its counsel, filed motions in all three courts to intervene and to stay all proceedings until completion of the SLC’s independent investigation of the claims raised in these actions. The Delaware action subsequently was voluntarily dismissed without prejudice by the plaintiff. The actions pending in Nassau County have been consolidated and a single amended complaint has been filed in that jurisdiction. Similarly, the actions pending in the Eastern District of New York have been consolidated and a single amended complaint has been filed in that jurisdiction. Both the Nassau County action and the Eastern District of New York action assert derivative claims on behalf of the Company as well as direct claims on behalf of Cablevision shareholders relating to the Company’s past stock option and SAR grants. On November 14, 2006, the trial court in the Nassau County action denied the SLC’s motion for a stay of proceedings and ordered expedited discovery. The Appellate Division of the New York State Supreme Court subsequently stayed all proceedings in the Nassau County action (including all discovery) pending the SLC’s appeal of the denial of its stay motion. The U.S. District Court for the Eastern District of New York granted the SLC’s motion for a stay and stayed the cases pending in that court until June 12, 2007. On June 12, 2007, the SLC requested an extension of the stay until either the closing of the transaction or 30 days after it is determined that the transaction will not close. On June 26, 2007, the court granted the requested extension of the stay.

As discussed in Note 17, on May 2, 2007, Cablevision entered into a merger agreement pursuant to which the Dolan Family Group will obtain ownership of all of the common stock equity of Cablevision. Included in the $36.26 merger consideration to be provided to shareholders in the Proposed Merger is merger consideration payable in exchange for the surviving corporation’s succeeding to Cablevision’s and shareholders’ rights in connection with claims involving alleged options backdating.

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

NOTE 14.                                          SEGMENT INFORMATION

The Company classifies its business interests into three reportable segments: Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional television programming networks, including AMC, IFC, WE tv, fuse, News 12 and the VOOM HD Networks; and Madison Square Garden, which owns and operates professional sports teams, regional television sports programming networks and an entertainment business.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues, net from continuing operations
Telecommunications Services	$1,182,821	$1,049,050	$2,324,127	$2,042,333
Rainbow	222,298	198,741	428,765	383,468
Madison Square Garden	182,356	162,044	417,932	385,886
All other(a)	18,139	19,726	34,636	38,227
Intersegment eliminations	(37,630)	(32,772)	(74,843)	(65,457)
	$1,567,984	$1,396,789	$3,130,617	$2,784,457

Intersegment eliminations are primarily affiliate revenues recognized by our Rainbow and MSG segments from the sale of cable network programming to our Telecommunication Services segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Intersegment Revenues
Telecommunications Services	$549	$402	$837	$836
Rainbow	10,992	8,951	21,591	17,879
Madison Square Garden	26,089	23,419	52,415	46,742
	$37,630	$32,772	$74,843	$65,457

Reconciliation (by Segment and in Total) of Adjusted Operating Cash Flow to Operating Income (Loss) from Continuing Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Adjusted operating cash flow from continuing operations
Telecommunications Services	$455,750	$439,095	$884,347	$820,737
Rainbow	39,926	23,374	81,031	44,489
Madison Square Garden	32,543	18,022	50,129	24,881
All other(b)	(19,714)	(19,707)	(33,270)	(39,106)
	$508,505	$460,784	$982,237	$851,001

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Depreciation and amortization (including impairments) included in continuing operations
Telecommunications Services	$232,836	$229,907	$467,817	$452,635
Rainbow	23,203	24,348	46,889	48,598
Madison Square Garden	14,252	14,582	29,521	30,655
All other(b)	8,559	11,579	19,071	23,687
	$278,850	$280,416	$563,298	$555,575

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Share-based compensation expense included in continuing operations
Telecommunications Services	$9,578	$10,969	$17,705	$18,630
Rainbow	7,078	7,350	12,835	12,478
Madison Square Garden	4,057	3,816	7,424	6,911
All other(b)	427	581	813	993
	$21,140	$22,716	$38,777	$39,012

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Restructuring charges (credits) included in continuing operations
Telecommunications Services	$—	$(17)	$—	$(17)
Rainbow	(41)	143	1,525	143
Madison Square Garden	—	—	—	—
All other(b)	167	(2,195)	(70)	(2,880)
	$126	$(2,069)	$1,455	$(2,754)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating income (loss) from continuing operations
Telecommunications Services	$213,336	$198,236	$398,825	$349,489
Rainbow	9,686	(8,467)	19,782	(16,730)
Madison Square Garden	14,234	(376)	13,184	(12,685)
All other(b)	(28,867)	(29,672)	(53,084)	(60,906)
	$208,389	$159,721	$378,707	$259,168

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income (loss) from continuing operations before income taxes
Total operating income for reportable segments	$237,256	$189,393	$431,791	$320,074
Other operating loss(b)	(28,867)	(29,672)	(53,084)	(60,906)
Operating income	208,389	159,721	378,707	259,168

Items excluded from operating income:
Interest expense	(204,584)	(216,200)	(409,689)	(377,243)
Interest income	5,670	16,231	12,392	21,893
Equity in net income of affiliates	2,601	1,787	4,377	3,195
Gain on sale of affiliates interests	183,888	—	183,888	—
Gain on investments, net	87,616	71,159	14,631	78,076
Gain (loss) on derivative contracts, net	(29,217)	(35,835)	35,902	(42,615)
Write-off of deferred financing costs	—	(3,412)	—	(7,999)
Loss on extinguishment of debt	—	(13,125)	—	(13,125)
Minority interests	501	382	1,215	898
Miscellaneous, net	792	(175)	1,451	27
Income (loss) from continuing operations before income taxes	$255,656	$(19,467)	$222,874	$(77,725)

(a)                      Represents net revenues of Clearview Cinemas and PVI Virtual Media.

(b)                     Principally includes unallocated corporate general and administrative costs, in addition to the operating results of Clearview Cinemas and PVI Virtual Media.  The 2007 and 2006 periods also include costs allocated to Fox Sports Net Bay Area that are not expected to be eliminated as a result of the sale of that business.  The 2006 period also includes costs allocated to Fox Sports Net Chicago that were not eliminated as a result of the shut down of that business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Capital Expenditures
Telecommunications Services	$160,463	$201,767	$312,385	$468,523
Rainbow	3,871	4,331	5,896	5,118
Madison Square Garden	5,301	4,706	6,125	6,374
Corporate and other	7,236	5,205	8,759	8,330
	$176,871	$216,009	$333,165	$488,345

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States primarily concentrated in the New York metropolitan area.

Concentrations of Credit Risk

Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade receivables.  Cash is invested in money market funds and bank time deposits.  The Company’s cash investments are placed with money market funds or financial institutions that have received the highest rating awarded by Standard & Poor’s and Moody’s Investors Service.  The Company selects money market funds that predominately invest in marketable, direct obligations issued or guaranteed by the United States government or its agencies, commercial paper, fully collateralized repurchase agreements, certificates of deposit, banker’s acceptances and time deposits.  The Company did not have any customers that accounted for 10% or more of the Company’s consolidated net trade receivable balances or 10% or more of the Company’s consolidated net revenues at or for the six months ended June 30, 2007.

NOTE 15.              INCENTIVE PLANS

Pursuant to Cablevision’s Cash Incentive Plan, the prior Long-Term Incentive Plan and Executive Performance Incentive Plan, executive officers and other members of management have been granted cash awards, some of which are time-based and some of which are both time-based and performance-based, that vest over varying required service periods and are typically payable at the end of the vesting period or on specified dates.

In connection with all long-term incentive awards granted under Cablevision’s Long-Term Incentive plans, the Company was allocated an expense of $18,296 and $36,485, for the three and six months ended June 30, 2007, respectively, and $16,347 and $29,943 for the three and six month periods ended June 30, 2006, respectively.  At June 30, 2007 and December 31, 2006, the Company had accrued $78,660 and $51,905, respectively, for performance-based cash awards for which the performance criteria had not been satisfied as of June 30, 2007, as such awards are based on achievement of certain performance criteria through various dates ending on December 31, 2009.  In particular, the Company has accrued approximately $45,445 in connection with Cablevision’s 2005 Long-Term Incentive Award through June 30, 2007.  The performance targets for this award run through December 31, 2007.

Cablevision currently believes that it is probable that each of its performance-based awards will ultimately be paid.  However, if Cablevision subsequently determines that such awards will not be paid, the Company would reverse the related accrual in respect of such award in the period such determination is made.

NOTE 16.              TRANSACTIONS

Sale of Fox Sports Net Bay Area and Fox Sports Net New England

In June 2007, Rainbow Media Holdings completed its sale to Comcast of (i) its 60% interest in Fox Sports Net Bay Area, for a purchase price of $366,750 (the “Bay Area Sale”) and (ii) its 50% interest in Fox Sports Net New England, for a purchase price of $203,250 (the “New England Sale”), for an aggregate purchase price of $570,000, plus certain additional consideration to Rainbow Media Holdings, subject to customary working capital adjustments.

The Company recorded a pretax gain of $183,888 ($108,641, net of taxes) in connection with the New England Sale and a pretax gain of $317,965 ($187,853, net of taxes), relating to the Bay Area Sale.  The net operating results of Fox Sports Net Bay Area have been classified as discontinued operations for all periods presented.  The net operating results of Fox Sports Net Bay Area were previously reported in the Rainbow segment.

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

NOTE 17.              DOLAN FAMILY GROUP TRANSACTION

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

The Cablevision NY Group Class B common stock expected to be outstanding at the time of closing, approximately 55 million shares of which is owned by members of Dolan Family Group, and all shares of Cablevision NY Group Class A common stock owned by members of the Dolan Family Group will be cancelled in the Proposed Merger.  Each outstanding share of Merger Sub will be exchanged for common equity of the surviving corporation in the Proposed Merger.

The Proposed Merger will be submitted to a vote of Cablevision’s shareholders.  The closing of the Proposed Merger is conditioned upon the approval of holders representing a majority of the voting power of the outstanding Class A common stock and Class B common stock voting together as one class.  The members of the Dolan Family Group have entered into a voting agreement with Cablevision in which they have agreed to vote their shares in favor of the transaction.  This agreement will assure the satisfaction of this voting requirement.  The closing of the Proposed Merger is also conditioned on the separate approval of holders representing a majority of the outstanding shares of Class A common stock not owned by members of the Dolan Family Group or the executive officers and directors of Cablevision and its subsidiaries.

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

1.               Cablevision will form a new subsidiary (“Super Holdco”) to which it will transfer all of the common stock of CSC Holdings.  Super Holdco will also assume all of Cablevision’s obligations on its outstanding senior notes and debentures.

2.               Super Holdco will form a new subsidiary (“Intermediate Holdco”) to which it will transfer all of the common stock of CSC Holdings.  Intermediate Holdco will assume all of Super Holdco’s obligations on its outstanding senior notes and debentures, which will remain outstanding.

3.               Super Holdco is expected to incur an additional $4,425,000 of indebtedness.

4.               Intermediate Holdco is expected to incur an additional $800,000 of indebtedness.

5.               CSC Holdings will enter into a credit facility in replacement of its existing credit facility.  This new credit facility, which is expected to be in the amount of $7,250,000 (including a $1,000,000 revolving credit facility) will be used in part to repay borrowings under CSC Holdings’ existing credit facility.

6.               RNS will enter into a credit facility in replacement of its existing credit facility.  This new credit facility, which is expected to be in the amount of $1,030,000 (including a $300,000 revolving credit facility), will be used in part to repay borrowings under its existing credit facility.

7.               Regional Programming Partners (“RPP”), an indirect wholly owned subsidiary of Cablevision and CSC Holdings, will enter into a credit facility which is expected to be in the amount of $950,000 (including a $50,000 revolving credit facility).  RPP, whose principal asset is Madison Square Garden, does not currently have any long-term debt.

8.               Rainbow Programming Holdings LLC (“RPH”), an indirect wholly owned subsidiary of Cablevision and CSC Holdings, is expected to incur $1,000,000 of indebtedness.  RPH, which is a holding company for the Company’s interests in RNS and certain other programming operations, does not currently have any long-term debt.

Dolan Family Acquisition Company is a newly formed company. Charles F. Dolan and James L. Dolan have entered into a guarantee pursuant to which they will guarantee payment to Cablevision of up to $300,000 of damages to Cablevision resulting from any material breach of the merger agreement by Dolan Family Acquisition Company.

Under the terms of the merger agreement, all expenses will be borne by the party incurring such expenses. Cablevision will be responsible for costs incurred for all printing, filing and mailing its proxy statement and the Schedule 13E-3 and any amendments or supplements thereto, the solicitation of stockholder approvals and a solvency opinion.

Lehman Brothers and Morgan Stanley have provided certain financial advisory services to the Special Transaction Committee in connection with the Proposed Merger. Cablevision will pay Lehman Brothers and Morgan Stanley compensation for their services and Cablevision has agreed to reimburse Lehman Brothers and Morgan Stanley for all reasonable out-of-pocket expenses incurred by them, including the reasonable fees and expenses of legal counsel, and to indemnify Lehman Brothers and Morgan Stanley against certain liabilities and expenses in connection with their engagement, including certain liabilities under the federal securities laws.

As a result of the Proposed Merger, if completed, Cablevision’s stock will no longer be publicly traded. There can be no assurances when or if the transaction will be consummated.

NOTE 18:              SUBSEQUENT EVENT

On July 24, 2007, RNS, an indirect wholly-owned subsidiary of Cablevision entered into an equity commitment agreement with its sole member, RPH, pursuant to which RPH agreed to purchase additional membership interests in RNS for an aggregate purchase price of $203,000.  RNS will use the proceeds of the investment by RPH to redeem $175,000 in aggregate principal amount of its 10-3/8% senior subordinated notes dues 2014, representing 35% of the outstanding notes, at a redemption price equal to 110.375% of the principal amount of the notes plus accrued and unpaid interest to the redemption date.  The redemption date is August 31, 2007.  In connection with the redemption, the Company will recognize a loss on extinguishment of debt of approximately $19,000, representing primarily the redemption premium and will write-off the related unamortized deferred financing costs of approximately $3,000.

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

Telecommunications Services

Our Telecommunications Services segment derives revenues principally through monthly charges to subscribers of our video, high-speed data and voice services.  These monthly charges include fees for cable television programming, as well as, in many cases, equipment rental, pay-per-view and video-on-demand, high-speed data and voice services.  Revenue increases are derived from rate increases, increases in the number of subscribers to these services, upgrades by video customers in the level of programming package to which they subscribe, and additional services sold to our existing subscribers.  We also derive revenues from the sale of advertising time available on the programming carried on our cable television systems.  Revenues from advertising vary based upon the number and demographics of our subscribers who view the programming carried on our cable television systems.  Because 62% of our basic video customers as of June 30, 2007, are already subscribers to our high-speed data services, our ability to continue to grow our high-speed data services may be limited.  Programming costs are the most significant part of our operating expenses and are expected to increase as a result of digital subscriber growth, additional service offerings and contractual rate increases.

Our cable television video services, which accounted for 47% of our consolidated revenues for the six months ended June 30, 2007, face competition from the direct broadcast satellite business and the delivery systems of incumbent telephone companies.  There are two major providers of DBS service in the United States, each with significantly higher numbers of subscribers than we have.  We compete with these DBS competitors by “bundling” our service offerings with products that the DBS companies cannot efficiently provide at this time, such as high-speed data service and voice service carried over the cable distribution plant, as well as by providing interactive and “on demand” services that are currently unavailable to a DBS subscriber, such as video-on-demand.  As discussed in greater detail below, we face intense competition from incumbent telephone companies such as Verizon and AT&T, which offer video programming in addition to their voice and high-speed Internet access services, evidencing their commitment to compete across all of the Company’s telecommunications products.  Their competitive position has been improved by recent operational, regulatory and legislative advances that they have made.  Historically, we have made substantial investments in the development of new and innovative programming options for our customers as a way of differentiating ourselves from our competitors.  We likely will continue to do so in order to be a more effective competitor.

Our high-speed data services business, which accounted for 16% of our consolidated revenues for the six months ended June 30, 2007, faces competition from DSL providers, including Verizon and AT&T.  These providers have become increasingly aggressive in their pricing strategies in recent years, and customers may decide that a reduced price is more important to them than the superior speed that cable modems provide.  As discussed in greater detail below, another source of competition is fiber-based high speed data offerings by incumbent telephone companies which also include Verizon and

AT&T.  This competition, together with our already high penetration, is expected to slow our growth in cable modem penetration from the growth rates we have experienced in the past.

Our VoIP offering, which accounted for approximately 8% of our consolidated revenues for the six months ended June 30, 2007, is competitive with incumbent offerings primarily on the basis of pricing, where unlimited United States, Canada and Puerto Rico long distance, regional and local calling, together with certain features for which the incumbent providers charge extra, are offered at one low price.  To the extent the incumbents, who have financial resources that exceed those of the Company, decide to meet our pricing and/or features or reduce their pricing, future growth and success of this business may be impaired.  The regulatory framework for cable modem service and voice service is being developed and changes in how we, and our competitors, are regulated, including increased regulation, may affect our competitive position.

The telephone companies continue constructing systems designed to provide video programming as well as voice and data services to residential customers in our service area.  AT&T has begun offering video services in our service area in Connecticut without any state authorization, but a recent Federal court ruling declared AT&T’s video service to be a cable service subject to franchising requirements and other traditional cable regulation.  Verizon has constructed fiber to the home network plant that passes a significant number of households in our service area (currently about a quarter of the households according to our estimates).  Verizon has obtained authority to provide video service (it already has or needs no authority to provide phone and data services) for a majority of these homes passed, on a statewide basis in New Jersey and through numerous local franchises in New York and is offering service in both states.  Verizon has so far not sought to obtain authority for video service in Connecticut.

Optimum Lightpath, which accounted for approximately 3% of our consolidated revenues for the six months ended June 30, 2007, operates in the most competitive business telecommunications market in the country and competes against the very largest telecommunications companies - incumbent local exchange companies such as Verizon and AT&T, other competitive local exchange companies and long distance companies.  To the extent that dominant market leaders decide to reduce their prices, future success of our Optimum Lightpath business may be impaired.  The trend in business communications has been shifting from a wired voice medium to a wireless, data medium.  Should this trend accelerate dramatically, future growth of Optimum Lightpath may be negatively impacted.

Rainbow

In our Rainbow segment, which accounted for 14% of our consolidated revenues for the six months ended June 30, 2007, we earn revenues in two principal ways.  First, we receive affiliate fee payments principally from cable television system and DBS operators.  These revenues are generally on a per subscriber basis and earned under multi-year contracts with those operators referred to as affiliation agreements.  The specific affiliate fees we earn vary from operator to operator and also vary among our networks but are generally based upon the number of each operator’s subscribers who receive our programming, referred to as “viewing subscribers.”  The second principal source of revenues in this segment is from advertising.  Under our agreements with cable television system and DBS operators, we have the right to sell a specific amount of national advertising time on our programming networks.  Our advertising revenues are more variable than affiliate fees because most of our advertising is sold on a short-term basis, not under long-term contracts.  Also, our advertising revenues vary based upon the popularity of our programming as measured by rating services.

We seek to grow our revenues in the Rainbow segment by increasing the number of distributors that carry our services and the number of viewing subscribers.  We refer to this as our “penetration.”  AMC, which is widely distributed, has less ability to increase its penetration than our newer, less penetrated services.

Our revenues may also increase over time through contractual rate increases stipulated in certain of our affiliation agreements.  In negotiating for increased or extended carriage, we may be subject to requests by distributors to make upfront payments in exchange for additional subscribers or extended carriage, which we record as deferred carriage fees and which are amortized as a reduction to revenue over the period of the related subscriber guarantee, or to waive for a specified period or accept lower per subscriber fees if certain additional subscribers are provided.  We also may help fund the distributors’ efforts to market our channels or we may permit distributors to offer limited promotional periods without payment of subscriber fees.  As we continue our efforts to add subscribers, our subscriber revenue may be negatively affected by subscriber acquisition fees (deferred carriage), discounted subscriber fees and other payments; however, we believe that these transactions generate a positive return on investment over the contract period.  We seek to increase our advertising revenues by increasing the number of minutes of national advertising and by increasing rates for such advertising, but, ultimately, the level of our advertising revenues is directly related to the overall distribution of our programming, penetration of our services, and the popularity (including within desirable demographic groups) of our services as measured by rating services.

The principal goals in this segment are to increase our affiliation fee revenues and our advertising revenues by increasing distribution and penetration of our national services.  To do this we must continue to contract for and produce high-quality, attractive programming.  Our greatest challenge arises from the increasing concentration of subscribers in the hands of a few cable television system and DBS operators because of the disparate bargaining power between us and the largest cable television systems and DBS operators.  This increased concentration could adversely affect our ability to increase the penetration of our services or even result in decreased penetration.  In addition, this concentration gives those operators greater leverage in negotiating the pricing and other terms of affiliation agreements.  Moreover, as a result of this concentration, the potential impact of a loss of any one of our major affiliate relationships would have a significant impact on this segment.

Madison Square Garden

Madison Square Garden (“MSG”), which accounted for 13% of our consolidated revenues for the six months ended June 30, 2007, consists of our owned professional sports teams (principally the New York Knicks of the National Basketball Association (“NBA”) and the New York Rangers of the National Hockey League (“NHL”), along with the Hartford Wolf Pack of the American Hockey League and the New York Liberty of the Women’s National Basketball Association), the MSG Networks sports programming business, and an entertainment business.  It also operates the Madison Square Garden Arena and Radio City Music Hall, and, effective January 1, 2007, the Beacon Theatre in New York City.   Through June 30, 2007, it also operated the Hartford Civic Center and Rentschler Field (sports and entertainment venues in Connecticut).  Madison Square Garden faces competitive challenges unique to these activities.  We derive revenues in this segment primarily from the MSG Networks (see below), the sale of tickets, including luxury box rentals, to sporting and entertainment events, from rental rights fees paid to this segment by promoters that present events at our entertainment venues and the sports teams’ share of league-wide distributions of national television rights fees and royalties.  We also derive revenue from the sale of advertising at our owned and operated venues, from food, beverage and merchandise sales at these venues and from the licensing of our trademarks.  MSG Networks derives its revenues from affiliate fees paid by cable television providers (including our cable television systems), satellite providers that provide video service and sales of advertising.  This segment’s financial performance is related to the performance of all the teams presented and the attractiveness of its entertainment events.

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

In the first quarter of 2007, the Connecticut Development Authority notified Madison Square Garden that it decided not to renew Madison Square Garden’s operating agreement for the Hartford Civic Center that expired on June 30, 2007.  In the second quarter of 2007, Madison Square Garden also received from the State of Connecticut’s Office of Policy and Management a termination notice of the operating agreement for Rentschler Field effective June 30, 2007. The termination of these operating agreements are not expected to have a material impact on Madison Square Garden’s results of operations.

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

Impact of Proposed Merger

On May 2, 2007 Cablevision entered into a merger agreement providing for a merger (the “Proposed Merger”) of Cablevision with an entity that will be owned by the Dolan Family Group.  In the Proposed Merger, each outstanding share of Cablevision NY Group Class A common stock, other than shares owned directly or indirectly by Cablevision or the Dolan Family Group, by any shareholders who are entitled to and who properly exercise appraisal rights under Delaware law, and by holders of restricted stock issued under Cablevision’s employee stock plans, will be cancelled and converted into the right to receive $36.26 in cash, without interest.  We estimate that the cost of paying the merger consideration and related fees and expenses will be approximately $9,000,000, all of which will come from cash on hand at Cablevision and its subsidiaries and from the proceeds from the incurrence of indebtedness by Cablevision, its subsidiaries and one or more newly-formed holding companies of Cablevision.

The Proposed Merger will be submitted to a vote of Cablevision’s shareholders.  The closing of the Proposed Merger is conditioned upon the approval of holders representing a majority of the voting power of the outstanding Class A common stock and Class B common stock voting together as one class.  The members of the Dolan Family Group have entered into a voting agreement with Cablevision in which they have agreed to vote their shares in favor of the transaction.  This agreement will assure the satisfaction of this voting requirement.  The closing of the Proposed Merger is also conditioned on the separate approval of holders representing a majority of the outstanding shares of Class A common stock not owned by members of the Dolan Family Group or the executive officers and directors of Cablevision and its subsidiaries.

The closing of the Proposed Merger is conditioned upon the receipt of financing necessary to fund the merger consideration and related fees and expenses and to refinance certain indebtedness of CSC Holdings and Rainbow National Services LLC (“RNS”).  The Dolan Family Group delivered to Cablevision a commitment letter (the “Commitment Letter”) from Merrill Lynch Capital Corporation, Bear Stearns & Co. Inc. and Bank of America N.A., together, in each case, with certain affiliated entities (the “Lenders”) covering approximately $15,455,000 of debt financing.  The Commitment Letter contemplates the following:

1.               Cablevision will form a new subsidiary (“Super Holdco”) to which it will transfer all of the common stock of CSC Holdings.  Super Holdco will also assume all of Cablevision’s obligations on its outstanding senior notes and debentures.

2.               Super Holdco will form a new subsidiary (“Intermediate Holdco”) to which it will transfer all of the common stock of CSC Holdings.  Intermediate Holdco will assume all of Super Holdco’s obligations on its outstanding senior notes and debentures, which will remain outstanding.

3.               Super Holdco is expected to incur an additional $4,425,000 of indebtedness.

4.               Intermediate Holdco is expected to incur an additional $800,000 of indebtedness.

5.               CSC Holdings will enter into a credit facility in replacement of its existing credit facility.  This new credit facility, which is expected to be in the amount of $7,250,000 (including a $1,000,000 revolving credit facility) will be used in part to repay borrowings under CSC Holdings’ existing credit facility.

6.               RNS will enter into a credit facility in replacement of its existing credit facility.  This new credit facility, which is expected to be in the amount of $1,030,000 (including a $300,000 revolving credit facility), will be used in part to repay borrowings under its existing credit facility.

7.               Regional Programming Partners (“RPP”), an indirect wholly owned subsidiary of Cablevision and CSC Holdings, will enter into a credit facility which is expected to be in the amount of $950,000 (including a $50,000 revolving credit facility).  RPP, whose principal asset is Madison Square Garden, does not currently have any long-term debt.

8.               Rainbow Programming Holdings LLC (“RPH”), an indirect wholly owned subsidiary of Cablevision and CSC Holdings, is expected to incur $1,000,000 of indebtedness.  RPH, which is a holding company for the Company’s interests in RNS and certain other programming operations, does not currently have any long-term debt.

The Commitment Letter is subject to a number of customary conditions including the execution and delivery of loan documentation reasonably acceptable in form and substance to the Lenders, receipt of all requisite governmental and third party consents and approvals, receipt of a solvency opinion from an appraisal or valuation firm and the absence since January 1, 2007 of any state of facts, event, change, effect, development, condition or occurrence (with certain exceptions) that individually or in the aggregate has had or would reasonably be expected to have a material adverse effect on the business, assets, financial condition or results of operations of the Company.

The Dolan Family Group and Cablevision are considering certain changes to the foregoing debt structure for the purpose of optimizing the financing. No revised commitment papers have yet been agreed upon and there can be no assurance that any revisions will be made or what the terms of such revisions might be.

The increased borrowing costs as a result of the Proposed Merger will materially adversely affect our financial results.  We also expect that our liquidity will be adversely affected by the Proposed Merger as a result of our reduced borrowing capacity and higher interest costs following the Proposed Merger.  We also anticipate downgrades in the ratings on the long-term debt of Cablevision, CSC Holdings and RNS.  If current unsettled conditions in the credit markets persist, the interest costs and transaction fees of the debt may be significantly higher than the Company's current borrowing costs and higher than the costs related to such debt that were anticipated at the time the merger agreement was entered into.

Our ability to refinance existing indebtedness, including CSC Holdings’ 7.875% senior notes that are maturing in December 2007, on the same terms that we could have before the Proposed Merger was announced and incur any new indebtedness on favorable terms, if at all, will be reduced.

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA

	Three Months Ended June 30,
	2007		2006		Increase
		% of Net		% of Net	(Decrease)
	Amount	Revenues	Amount	Revenues	in Net Income
Revenues, net	$1,567,984	100%	$1,396,789	100%	$171,195

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	681,355	43	587,090	42	(94,265)
Selling, general and administrative	399,264	25	371,631	27	(27,633)
Restructuring charges (credits)	126	—	(2,069)	—	(2,195)
Depreciation and amortization (including impairments)	278,850	18	280,416	20	1,566
Operating income	208,389	13	159,721	11	48,668
Other income (expense):
Interest expense, net	(231,677)	(15)	(232,705)	(17)	1,028
Equity in net income of affiliates	2,601	—	1,787	—	814
Gain on sale of affiliate interests	183,888	12	—	—	183,888
Gain on investments, net	87,616	6	70,953	5	16,663
Loss on derivative contracts, net	(29,217)	(2)	(35,835)	(3)	6,618
Write-off of deferred financing costs	—	—	(3,412)	—	3,412
Loss on extinguishment of debt	—	—	(13,125)	(1)	13,125
Minority interests	501	—	382	—	119
Miscellaneous, net	792	—	(175)	—	967
Income (loss) from continuing operations before income taxes	222,893	14	(52,409)	(4)	275,302
Income tax (expense) benefit	(95,479)	(6)	23,882	2	(119,361)
Income (loss) from continuing operations	127,414	8	(28,527)	(2)	155,941
Income from discontinued operations, net of taxes	190,018	12	43,113	3	146,905
Net income	$317,432	20%	$14,586	1%	$302,846

	Six Months Ended June 30,
	2007		2006		Increase
	% of Net	% of Net			(Decrease)
	Amount	Revenues	Amount	Revenues	in Net Income
Revenues, net	$3,130,617	100%	$2,784,457	100%	$346,160

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	1,415,925	45	1,244,182	45	(171,743)
Selling, general and administrative	771,232	25	728,286	26	(42,946)
Restructuring charges (credits)	1,455	—	(2,754)	—	(4,209)
Depreciation and amortization (including impairments)	563,298	18	555,575	20	(7,723)
Operating income	378,707	12	259,168	9	119,539
Other income (expense):
Interest expense, net	(461,886)	(15)	(420,173)	(15)	(41,713)
Equity in net income of affiliates	4,377	—	3,195	—	1,182
Gain on sale of affiliate interests	183,888	6	—	—	183,888
Gain on investments, net	14,631	—	78,191	3	(63,560)
Gain (loss) on derivative contracts, net	35,902	1	(42,615)	(2)	78,517
Write-off of deferred financing costs	—	—	(7,999)	—	7,999
Loss on extinguishment of debt	—	—	(13,125)	—	13,125
Minority interests	1,215	—	898	—	317
Miscellaneous, net	1,451	—	27	—	1,424
Income (loss) from continuing operations before income taxes	158,285	5	(142,433)	(5)	300,718
Income tax (expense) benefit	(64,301)	(2)	57,622	2	(121,923)
Income (loss) from continuing operations	93,984	3	(84,811)	(3)	178,795
Income from discontinued operations, net of taxes	197,615	6	42,289	2	155,326
Income (loss) before cumulative effect of a change in accounting principle	291,599	9	(42,522)	(2)	334,121
Cumulative effect of a change in accounting principle, net of taxes	(443)	—	(862)	—	419
Net income (loss)	$291,156	9%	$(43,384)	(2)%	$334,540

Comparison of Three and Six Months Ended June 30, 2007 Versus Three and Six Months Ended June 30, 2006

Consolidated Results — Cablevision Systems Corporation

The Company classifies its business interests into three reportable segments:

  Telecommunications Services, consisting principally of our video, high-speed data, and Voice over Internet Protocol services and our commercial data and voice services operations of Optimum Lightpath;
  Rainbow, consisting principally of interests in national and regional television programming networks, including AMC, IFC, WE tv, fuse, News 12 and VOOM HD Networks; and
  Madison Square Garden, which owns and operates professional sports teams, regional television sports programming networks and an entertainment business.The Company allocates certain costs to each segment based upon their proportionate estimated usage of services.  The segment financial information set forth below, including the discussion related to individual line items, does not reflect intersegment eliminations unless specifically indicated.

See “Business Segments Results” for a more detailed discussion relating to the operating results of our segments.

Revenues, net for the three and six months ended June 30, 2007 increased $171,195 (12%) and $346,160 (12%), respectively, as compared to revenues for the same periods in the prior year.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2007
Increase in revenues of the Telecommunications Services segment	$133,771	$281,794
Increase in revenues of the Rainbow segment	23,557	45,297
Increase in revenues of the Madison Square Garden segment	20,312	32,046
Other net decreases	(1,587)	(3,591)
Intersegment eliminations	(4,858)	(9,386)
	$171,195	$346,160

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

Technical and operating expenses for the three and six months ended June 30, 2007 increased $94,265 (16%) and $171,743 (14%), respectively, compared to the same periods in 2006.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2007
Increase in expenses of the Telecommunications Services segment	$92,384	$167,769
Increase in expenses of the Rainbow segment	2,041	7,319
Increase in expenses of the Madison Square Garden segment	4,161	4,402
Other net decreases	(748)	(613)
Intersegment eliminations	(3,573)	(7,134)
	$94,265	$171,743

As a percentage of revenues, technical and operating expenses increased 1% during the three months ended June 30, 2007 and remained constant during the six months ended June 30, 2007 as compared to the same periods in 2006.

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs and costs of customer call centers.  Selling, general and administrative expenses increased $27,633 (7%) and $42,946 (6%) for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2007
Increase in expenses of the Telecommunications Services segment	$23,341	$49,490
Increase in expenses of the Rainbow segment	4,692	1,793
Increase in expenses of the Madison Square Garden segment	1,871	2,909
Other net decreases	(415)	(7,878)
Intersegment eliminations	(1,856)	(3,368)
	$27,633	$42,946

As a percentage of revenues, selling, general and administrative expenses decreased 2% and 1% for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006.

Restructuring charges (credits) amounted to $126 and $1,455 for the three and six months ended June 30, 2007, respectively, and $(2,069) and (2,754) for the three and six months ended June 30, 2006, respectively.  The charges for the three and six months ended June 30, 2007 related primarily to severance charges associated with the elimination of 32 positions at certain programming businesses within the Rainbow segment and net adjustments to facility realignment provisions recorded in connection with the 2006, 2002 and 2001 restructuring plans. The credits for the three and six months ended June 30, 2006 related primarily to adjustments to facility realignment provisions recorded in connection with the 2001 and 2002 restructuring plans.

Depreciation and amortization expense (including impairments) decreased $1,566 (1%) for the three months ended June 30, 2007 and increased $7,723 (1%) for the six months ended June 30, 2007 as compared to the same periods in 2006. The net decrease for the three month period consisted of a decrease in amortization expense of $827 related primarily to certain long-lived assets becoming fully amortized in the first quarter 2007 and a net decrease in depreciation expense of $739.  The net increase for the six month period consisted of an increase in depreciation expense of $10,054 due primarily to depreciation of new fixed assets and losses on certain asset disposals, partially offset by a decrease in amortization expense of $2,331.

Net interest expense decreased $1,028 for the three months ended June 30, 2007 and increased $41,713 for the six months ended June 30, 2007 as compared to the same periods in 2006.  The net changes were attributable to the following:

	Three Months	Six Months
	Ended June 30, 2007
Increase due to higher average debt balances related primarily to the financing of the 2006 special dividend in the second quarter of 2006, partially offset by lower outstanding collateralized indebtedness and the redemption of certain senior subordinated debentures in May 2006	$—	$34,076
Decrease due to lower average debt balances (including lower outstanding collateralized indebtedness and the redemption of certain senior subordinated debentures in May 2006)	(9,641)	—
Increase (decrease) due to fluctuations in average interest rates	(297)	2,421
Lower interest income	10,350	7,573
Other net decreases	(1,440)	(2,357)
	$(1,028)	$41,713

Equity in net income of affiliates amounted to $2,601 and $4,377 for the three and six months ended June 30, 2007, respectively, compared to $1,787 and $3,195 for the same periods in 2006.  Such amounts consist of the Company’s share of the net income or loss of certain businesses in which the Company has varying minority equity method ownership interests.

Gain on sale of affiliate interests amounting to $183,888 for both the three and six months ended June 30, 2007 resulted from the sale of our 50% equity interest in the Fox Sports Net New England business in June 2007.

Gain on investments, net for the three and six months ended June 30, 2007 of  $87,616 and $14,631, respectively, and $70,953 and $78,191 for the three and six months ended June 30, 2006, respectively, consists primarily of the net increase or decrease in the fair value of Comcast, General Electric, AT&T, Charter Communications, and Leapfrog common stock owned by the Company. The effects of these gains and losses are largely offset by the losses and gains on related derivative contracts described below.

Gain (loss) on derivative contracts, net for the three and six months ended June 30, 2007 and 2006 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Unrealized and realized gains (losses) due to the change in fair value of the Company’s prepaid forward contracts relating to the AT&T, Comcast, Charter Communications, General Electric and Leapfrog shares	$(66,498)	$(54,234)	$8,588	$(53,025)
Unrealized and realized gains on interest rate swap contracts	37,281	18,399	27,314	10,410
	$(29,217)	$(35,835)	$35,902	$(42,615)

The effects of these gains and losses are largely offset by the losses and gains on investment securities pledged as collateral which are included in gain (loss) on investments, net discussed above.

Write-off of deferred financing costs includes $3,412 of costs written off in connection with the early redemption of CSC Holdings’ $250,000 principal amount of 10-1/2% senior subordinated debentures due 2016 in each of the three and six month periods ended June 30, 2006 and $4,587 of costs written off in connection with the refinancing of CSC Holdings’ credit agreement in the six month period ended June 30, 2006.

Loss on extinguishment of debt of $13,125 for the three months and six months ended June 30, 2006 represents the premium paid on the early redemption of CSC Holdings’ $250,000 principal amount of 10-1/2% senior subordinated debentures due 2016.

Minority interests for the three and six months ended June 30, 2007 of $501 and $1,215, respectively, and $382 and $898, for the three and six months ended June 30, 2006, respectively, represent other parties’ share of the net income (losses) of entities which are not entirely owned by us but which are consolidated in our financial statements.

Net miscellaneous income of $792 and $1,451 for the three and six months ended June 30, 2007 resulted primarily from dividends received on certain of the Company’s investment securities, partially offset by other miscellaneous expenses.

Income tax expense attributable to continuing operations for the three months ended June 30, 2007 of $95,479 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state taxes, an increase in the valuation allowance of $508 relating to certain state net operating loss carry forwards, tax expense of $3,026, including accrued interest, recorded pursuant to FIN 48, tax expense of $2,085 resulting from a change in the deferred tax rate and the tax impact of non-deductible officers’ compensation of $1,447 and other non-deductible expenses of $1,167.

Income tax expense attributable to continuing operations for the six months ended June 30, 2007 of $64,301 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state taxes, tax expense of $5,148, including accrued interest, recorded pursuant to FIN 48, tax expense of $2,085 resulting from a change in the deferred tax rate and the tax impact of non-deductible officers’ compensation of $3,039 and other non-deductible expenses of $3,155, partially offset by a decrease in the valuation allowance of $2,010 relating to certain state net operating loss carry forwards.

The income tax benefit attributable to continuing operations for the three months ended June 30, 2006 of $23,882 differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to state taxes, a tax benefit of $5,013 resulting from the favorable settlement of an issue with a taxing authority, an increase in the valuation allowance of $865 relating to certain state net operating loss carry forwards and the tax impact of non-deductible officers’ compensation of $1,832 and other non-deductible expenses of $1,282.

The income tax benefit attributable to continuing operations for the six months ended June 30, 2006 of $57,622 differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to state taxes, a decrease in the valuation allowance of $6,279 relating to certain state net operating loss carry forwards and a tax benefit of $5,013 resulting from the favorable settlement of an issue with a taxing authority, partially offset by the tax impact of non-deductible officers’ compensation of $2,558 and other non-deductible expenses of $3,826.

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

In June 2006, the operations of the Fox Sports Net Chicago programming business were shut down and in June 2007, the Company completed the sale of its 60% ownership interest in the Fox Sports Net Bay Area business.

Income (loss) from discontinued operations, net of taxes, for the three and six months ended June 30, 2007 and 2006 reflects the following items, net of related income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Gain on sale of Fox Sports Net Bay Area, net of taxes	$187,853	$—	$187,853	$—
Net operating results of Fox Sports Net Bay Area, net of taxes	2,714	2,411	4,827	3,973
Net operating results of the Rainbow DBS distribution, net of taxes	(549)	(102)	4,935	(2,274)
Net operating results of Fox Sports Net Chicago, net of taxes *	—	40,804	—	40,590
	$190,018	$43,113	$197,615	$42,289

*                             This amount includes approximately $46,100, net of taxes, representing the collection in June 2006 of affiliate revenue from a cable affiliate, including approximately $44,100, net of taxes, relating to periods prior to the second quarter of 2006, that had not been previously recognized due to a contractual dispute.  The underlying contract was terminated in June 2006 and no further payments will be received under this contract.

In March 2007, the Federal Communications Commission (“FCC”) waived the bond requirement previously submitted by Rainbow DBS Company LLC with respect to five Ka-band licenses.  These bonds were originally cash collateralized by the Company.  In connection with the shut down of the Rainbow DBS satellite distribution business in 2005, the Company recorded a loss related to the outstanding bonds since the Company believed it was not probable that Rainbow DBS would meet the required FCC milestones.  As a result of the waiver from the FCC, the Company recorded a gain of $6,638, net of taxes, in quarter ended March 31, 2007.  The Company received the cash collateral of $11,250 in the quarter ended June 30, 2007.

Business Segments Results — Cablevision Systems Corporation

Telecommunications Services

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for the Company’s Telecommunications Services segment:

	Three Months Ended June 30,
	2007		2006		Increase (Decrease) in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Income

Revenues, net	$1,182,821	100%	$1,049,050	100%	$133,771
Technical and operating expenses (excluding depreciation and amortization)	505,534	43%	413,150	39%	(92,384)
Selling, general and administrative expenses	231,115	20%	207,774	20%	(23,341)
Restructuring credits	—	—	(17)	—	(17)
Depreciation and amortization	232,836	20%	229,907	22%	(2,929)
Operating income	$213,336	18%	$198,236	19%	$15,100

	Six Months Ended June 30,
	2007		2006		Increase (Decrease) in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Income

Revenues, net	$2,324,127	100%	$2,042,333	100%	$281,794
Technical and operating expenses (excluding depreciation and amortization)	1,000,087	43%	832,318	41%	(167,769)
Selling, general and administrative expenses	457,398	20%	407,908	20%	(49,490)
Restructuring credits	—	—	(17)	—	(17)
Depreciation and amortization	467,817	20%	452,635	22%	(15,182)
Operating income	$398,825	17%	$349,489	17%	$49,336

Revenues, net for the three and six months ended June 30, 2007 increased $133,771 (13%) and $281,794 (14%), respectively, compared to revenues for the same periods in the prior year.  The following tables present the major components of revenues for the three and six months ended June 30, 2007 and 2006 for the Company’s Telecommunications Services segment:

	Three Months Ended June 30,		Increase	Percent Increase
	2007	2006	(Decrease)	(Decrease)
Video (including analog, digital, pay-per-view, video-on-demand and digital video recorder)	$701,296	$644,574	$56,722	9%
High-speed data	252,492	222,746	29,746	13%
Voice	128,099	85,090	43,009	51%
Advertising	31,262	28,726	2,536	9%
Other (including installation, home shopping, advertising sales commissions, and other products)	26,340	27,254	(914)	(3)%
Total cable television	1,139,489	1,008,390	131,099	13%
Optimum Lightpath	51,090	52,948	(1,858)	(4)%
Intra-segment eliminations	(7,758)	(12,288)	4,530	37%
Total Telecommunications Services	$1,182,821	$1,049,050	$133,771	13%

	Six Months Ended June 30,		Increase	Percent Increase
	2007	2006	(Decrease)	(Decrease)
Video (including analog, digital, pay-per-view, video-on-demand and digital video recorder)	$1,382,957	$1,260,657	$122,300	10%
High-speed data	496,840	435,278	61,562	14%
Voice	249,375	158,564	90,811	57%
Advertising	56,826	52,165	4,661	9%
Other (including installation, home shopping, advertising sales commissions, and other products)	52,772	54,382	(1,610)	(3)%
Total cable television	2,238,770	1,961,046	277,724	14%
Optimum Lightpath	104,057	106,904	(2,847)	(3)%
Intra-segment eliminations	(18,700)	(25,617)	6,917	27%
Total Telecommunications Services	$2,324,127	$2,042,333	$281,794	14%

Revenue increases reflected above are primarily derived from increases in the number of subscribers to these services (set forth in the table below), upgrades by video customers from the level of the programming package to which they subscribe, additional services sold to our existing subscribers and general increases in rates, offset in part by offer discounts and other rate changes.  As a result, our average monthly revenue per basic video subscriber for the three months ended June 30, 2007 was $121.01 as compared with $109.01 for the three months ended June 30, 2006.  The decrease in Optimum Lightpath net revenues is primarily attributable to reduced intra-segment revenue from the VoIP business, partially offset by growth in Ethernet data services.  The following table presents certain subscriber information as of June 30, 2007 and 2006 for the Company’s cable television systems (excluding Optimum Lightpath):

	As of June 30,		Increase	Percent Increase
	2007	2006	(Decrease)	(Decrease)
	(in thousands)
Basic video customers	3,139	3,101	38	1%
iO digital video customers	2,550	2,271	279	12%
Optimum Online high-speed data customers	2,168	1,891	277	15%
Optimum voice customers	1,399	987	412	42%
Residential telephone customers	—	7	(7)	(100)%
Total revenue generating units	9,256	8,257	999	12%

The Company added approximately 12,000 basic video customers and approximately 429,000 revenue generating units (“RGUs”) for the six months ended June 30, 2007. In the second quarter of 2007, the Company had a decline of 348 basic video customers and gained approximately 168,000 RGUs.  The decline in basic video customers for the second quarter period was also reflected in the Company's quarterly RGU growth, which slowed from 3% in the first quarter to 1.8% in the second quarter.  Because of the Company’s relatively high digital video penetration rates, and to a lesser extent, the increasing competition by Verizon in our service territory, we expect this trend to continue and for RGU growth for 2007 to be lower than what we experienced in 2006, and for the number of basic video subscribers at year end 2007 to essentially equal the number of subscribers at the beginning of the year.

Technical and operating expenses (excluding depreciation and amortization) for the three and six months ended June 30, 2007 increased $92,384 (22%) and $167,769 (20%), respectively, compared to the same periods in 2006.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2007
Increase in programming costs (including costs of on-demand services) due primarily to subscriber growth, expanded service offerings, and programming rate increases	$34,541	$82,863
Resolution of a contractual programming dispute*	26,476	26,476
Increase in field service and network related costs primarily due to growth in revenue generating units	22,739	37,364
Increase in call completion and interconnection costs related to the VoIP business due primarily to costs of our flat-rate international service offering beginning in the second quarter of 2006	2,511	12,437
Increase in taxes and surcharges due primarily to VoIP subscriber growth	3,571	4,571
Reversal of estimated VoIP related fees attributable to prior periods	(1,677)	(2,537)
Intra-segment eliminations	4,238	6,300
Other net increases	(15)	295
	$92,384	$167,769

*                             Represents the collection of $26,476 in June 2006 related to the resolution of a contractual programming dispute, $22,976 of which was due in periods prior to the second quarter of 2006 but not recognized as a reduction to programming costs because it was being disputed and not paid by the affiliate.  The underlying contract was terminated in June 2006 and no further payments will be received under the contract.  Payments under the contract are accounted for as an offset to technical and operating expenses.

As a percentage of revenues, technical and operating expenses increased 4% for the three months ended June 30, 2007 and 2% for the six months ended June 30, 2007 as compared to the same periods in 2006.

Selling, general and administrative expenses for the three and six months ended June 30, 2007 increased $23,341 (11%) and $49,490 (12%), respectively, compared to the same periods in 2006.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2007
Increase in sales and marketing costs	$14,106	$27,064
Increase in customer related costs (principally call center related costs) primarily due to increased revenue generating units	9,871	17,577
Increase (decrease) in expenses relating to Cablevision’s long-term incentive and stock plans	(791)	1,569
Other general and administrative cost increases (decreases)	(137)	2,663
Intra-segment eliminations	292	617
	$23,341	$49,490

As a percentage of revenues, selling, general and administrative expenses remained constant for the three and six months ended June 30, 2007 as compared to the same periods in 2006.

Depreciation and amortization increased $2,929 (1%) and $15,182 (3%) for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006.  The net increase for the three month period resulted primarily from depreciation of new fixed assets, primarily subscriber devices, partially offset by lower depreciation due to certain asset disposals in the fourth quarter of 2006.  The net increase for the six month period resulted primarily from depreciation of new fixed assets, primarily subscriber devices, and losses on certain asset disposals, partially offset by lower depreciation due to certain asset disposals in the fourth quarter 2006.

Rainbow

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s Rainbow segment:

	Three Months Ended June 30,
	2007		2006		Increase (Decrease) in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Income
Revenues, net	$222,298	100%	$198,741	100%	$23,557
Technical and operating expenses (excluding depreciation, amortization and impairments)	87,482	39	85,441	43	(2,041)
Selling, general and administrative expenses	101,968	46	97,276	49	(4,692)
Restructuring charges (credits)	(41)	—	143	—	184
Depreciation and amortization (including impairments)	23,203	10	24,348	12	1,145
Operating income (loss)	$9,686	4%	$(8,467)	(4)%	$18,153

	Six Months Ended June 30,
	2007		2006		Increase (Decrease) in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Income

Revenues, net	$428,765	100%	$383,468	100%	$45,297
Technical and operating expenses (excluding depreciation, amortization and impairments)	172,358	40	165,039	43	(7,319)
Selling, general and administrative expenses	188,211	44	186,418	49	(1,793)
Restructuring charges	1,525	—	143	—	(1,382)
Depreciation and amortization (including impairments)	46,889	11	48,598	13	1,709
Operating income (loss)	$19,782	5%	$(16,730)	(4)%	$36,512

The Rainbow segment’s operating income is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating income (loss):
AMC, WE tv and IFC	$56,019	$39,310	$113,659	$80,256
Other programming services	(46,333)	(47,777)	(93,877)	(96,986)
	$9,686	$(8,467)	$19,782	$(16,730)

Other programming services primarily consist of fuse, Lifeskool, sportskool, News 12 Networks, IFC Entertainment, VOOM HD Networks, Rainbow Network Communications and Rainbow Advertising Sales Corporation.  The operating losses from Rainbow’s other programming services were attributable primarily to VOOM HD Networks, as well as the News 12 Networks, IFC Entertainment and fuse.

Revenues, net for the three and six months ended June 30, 2007 increased $23,557 (12%) and $45,297 (12%) as compared to revenues for the same periods in 2006.  These increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2007
Increase in affiliate and other revenue at Rainbow’s other programming businesses, primarily at VOOM HD Networks and for the distribution of Rainbow’s library assets	$9,006	$16,055
Increase in affiliate and other revenue at the AMC/WE tv /IFC businesses resulting primarily from increases in viewing subscribers and rates.	8,627	13,506
Increase in advertising revenues at the AMC/WE tv/IFC businesses	6,387	14,320
(Decrease) increase in advertising revenues at Rainbow’s other programming businesses	(463)	1,416
	$23,557	$45,297

Revenue increases discussed above are primarily derived from increases in the level of advertising on our networks, increases in the number of viewing subscribers, and increases in affiliate fees charged for our services.  The following table presents certain viewing subscriber information for the six months ended June 30, 2007 and 2006:

	As of June 30,			Percent
	2007	2006	Increase	Increase
	(in thousands)
Viewing Subscribers:
AMC	83,800	78,600	5,200	6.6%
WE tv	55,100	52,800	2,300	4.0%
IFC	41,900	38,800	3,100	8.0%
fuse	44,600	40,600	4,000	10.0%
VOOM HD Networks	800	100	700	>100.0%

Technical and operating expenses (excluding depreciation and amortization and impairments) for the three and six months ended June 30, 2007 increased $2,041 (2%) and $7,319 (4%) compared to the same periods in 2006.  These increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2007
Net increase resulting from higher programming and contractual costs at the other Rainbow businesses primarily at IFC Entertainment and VOOM HD Networks	$4,191	$7,386
Net decrease in original programming costs at the AMC/WE tv /IFC businesses due to certain of those costs qualifying for capitalization in 2007	(3,744)	(6,079)
Net increase in other programming costs at the AMC/WE tv /IFC businesses which resulted primarily from increased amortization of programming content and series development/original programming costs	1,594	6,012
	$2,041	$7,319

As a percentage of revenues, technical and operating expenses decreased 4% and 3% during the three and six months ended June 30, 2007 as compared to the same periods in 2006.

Selling, general and administrative expenses increased $4,692 (5%) and $1,793 (1%) for the three and six months ended June 30, 2007 as compared to the same period in 2006.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2007
Net increase (decrease) in selling, marketing and advertising costs at the AMC/WE tv/IFC businesses. The decrease for the six month period is due primarily to a decrease in marketing and promotion of original programming series premieres	$101	$(6,218)
Net increase in selling, marketing and advertising costs at Rainbow’s other programming services primarily related to marketing and promotional activities	3,216	3,680
Increase in expenses relating to Cablevision’s long-term incentive plans	807	2,634
(Decrease) increase in share-based compensation expenses	(272)	357
Increase in administrative costs, including corporate allocations	840	1,340
	$4,692	$1,793

As a percentage of revenues, selling, general and administrative expenses decreased 3% and 5% for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006.

Restructuring charges of $1,525 for the six months ended June 30, 2007 represent primarily severance charges resulting from the elimination of 32 staff positions due to the consolidation and reorganization of certain departments.

Depreciation and amortization (including impairments) decreased $1,145 (5%) and $1,709 (4%) for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006.  The decreases in depreciation and amortization expense were primarily attributable to certain fixed assets becoming fully depreciated in 2006 and certain intangible assets becoming fully amortized in the first quarter of 2007, partially offset by an increase in depreciation expense due to fixed asset additions.

Madison Square Garden

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to net revenues for Madison Square Garden.

	Three Months Ended June 30,				Increase
	2007		2006		(Decrease) in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Income

Revenues, net	$182,356	100%	$162,044	100%	$20,312
Technical and operating expenses (excluding depreciation and amortization)	106,243	58	102,082	63	(4,161)
Selling, general and administrative expenses	47,627	26	45,756	28	(1,871)
Depreciation and amortization	14,252	8	14,582	9	330
Operating income (loss)	$14,234	8%	$(376)	—%	$14,610

	Six Months Ended June 30,				Increase
	2007		2006		(Decrease) in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Income
Revenues, net	$417,932	100%	$385,886	100%	$32,046
Technical and operating expenses (excluding depreciation and amortization)	279,947	67	275,545	71	(4,402)
Selling, general and administrative expenses	95,280	23	92,371	24	(2,909)
Depreciation and amortization	29,521	7	30,655	8	1,134
Operating income (loss)	$13,184	3%	$(12,685)	(3)%	$25,869

Revenues, net for the three and six months ended June 30, 2007 increased $20,312 (13%) and $32,046 (8%), respectively, as compared to revenues for the comparable periods in 2006.  These increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2007
Net higher revenues from entertainment events, including a new venue in 2007	$7,337	$12,991
Net higher MSG Networks affiliate fees	6,238	11,938
Higher sports team playoff related revenue	8,606	8,606
(Lower) higher other sports team related revenues	(594)	1,631
Lower other MSG Networks revenue, primarily decreased advertising sales	(1,098)	(2,896)
Other net decreases	(177)	(224)
	$20,312	$32,046

Technical and operating expenses (excluding depreciation and amortization) for the three and six months ended June 30, 2007 increased $4,161 (4%) and $4,402 (2%), respectively, over the same 2006 periods.  These increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2007
Higher costs associated with the higher revenues from entertainment events	$4,595	$6,457
Higher MSG Networks operating costs	1,835	5,123
Lower benefit from amortization of team related purchase accounting liabilities (see discussion below)	249	4,768
Higher sports team playoff related expenses	4,660	4,660
Lower provision for National Basketball Association’s luxury tax, excluding impact of certain team personnel transactions	(3,066)	(9,201)
Lower net provisions for certain team personnel transactions (including the impact of luxury tax)	(2,587)	(144)
Lower other team operating expenses, primarily team personnel compensation	(5,809)	(14,595)
Other net increases, primarily rent and other operating costs related to a new venue	4,284	7,334
	$4,161	$4,402

The purchase accounting liabilities discussed above were established in April 2005 as a result of the Company’s acquisition of the minority interest in Madison Square Garden.  Following this transaction, the Company began to amortize these purchase accounting liabilities over the period of the respective player contracts.  During 2006 and 2005, the majority of these players were subsequently waived or traded and the unamortized purchase accounting liabilities associated with these players were written off.  Unamortized purchase accounting liabilities at June 30, 2007 amounted to $4,488.

As a percentage of revenues, technical and operating expenses decreased 5% and 4% during the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006.

Selling, general, and administrative expenses for the three and six months ended June 30, 2007 increased $1,871 (4%) and $2,909 (3%), respectively, over the same 2006 periods.  These increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2007
Higher employee salaries and related benefits, including expenses relating to Cablevision’s long-term incentive and stock plans	$416	$3,562
Higher (lower) legal and other professional fees	395	(2,031)
Other net increases	1,060	1,378
	$1,871	$2,909

As a percentage of revenues, selling, general and administrative expenses decreased 2% and 1% in the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006.

Depreciation and amortization for the three and six months ended June 30, 2007 decreased $330 (2%) and $1,134 (4%), respectively, as compared to the same periods in 2006.

CASH FLOW DISCUSSION

Operating Activities

Net cash provided by operating activities amounted to $427,646 for the six months ended June 30, 2007 compared to $442,611 for the six months ended June 30, 2006.  The 2007 cash provided by operating activities resulted from $613,028 of income before depreciation and amortization and other non-cash items, partially offset by decreases in cash resulting from an $84,672 increase in feature film inventory resulting primarily from new film licensing agreements, a $43,267 increase in current and other assets, a $46,406 decrease in accrued and other liabilities and an $11,037 decrease in accounts payable.

The 2006 cash provided by operating activities resulted primarily from $511,148 of income before depreciation and amortization and other non-cash items, a $49,482 decrease in current and other assets and a $10,816 increase in accounts payable.  Partially offsetting these increases were decreases in cash resulting from a $70,912 increase in feature film inventory resulting from new film licensing agreements, a $31,927 decrease in deferred revenue, and a $25,996 decrease in accrued and other liabilities.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2007 was $102,486 compared to $482,210 for the six months ended June 30, 2006.  The 2007 investing activities consisted primarily of $333,165 of capital expenditures ($312,385 of which related to our Telecommunications Services segment) and an increase in restricted cash of $3,137, partially offset by proceeds from the sale of the Company’s interest in Fox Sports Net New England of $208,375, net distributions from equity method investees of $24,506, and other net cash proceeds aggregating $935.

Net cash used in investing activities for the six months ended June 30, 2006 consisted primarily of $488,345 of capital expenditures ($468,523 of which related to our Telecommunications Services segment), partially offset by other net cash receipts aggregating $6,135.

Financing Activities

Net cash used in financing activities amounted to $164,115 for the six months ended June 30, 2007 compared to net cash provided by financing activities of $82,690 for the six months ended June 30, 2006.

In 2007, the Company’s financing activities consisted primarily of a payment of $68,478 representing the deemed purchase of treasury stock related to restricted stock awards that vested on March 10, 2007 and June 25, 2007, dividend distributions relating to the exercise or vesting of equity based awards of $66,461, net repayments of bank debt of $40,000 and other net cash payments of $18,655, partially offset by proceeds from the exercise of stock options of $29,479.

In 2006, the Company’s financing activities consisted primarily of net proceeds of bank debt of $3,232,250, partially offset by a $2,837,967 dividend distribution to common stockholders, $263,125 redemption of CSC Holdings’ 10-1/2% senior subordinated debentures due 2016, $42,004 in deferred financing costs and other net cash payments of $6,464.

Discontinued Operations

The net effect of discontinued operations on cash and cash equivalents amounted to a $408,751 inflow for the six months ended June 30, 2007 compared to a $114,555 inflow for the six months ended June 30, 2006.

Operating Activities

Net cash provided by operating activities of discontinued operations amounted to $18,109 for the six months ended June 30, 2007 compared to $90,520 for the six months ended June 30, 2006.  The 2007 cash provided by operating activities resulted primarily from net income of $28,232 before depreciation and amortization and non-cash items, partially offset by a net change in assets and liabilities of $10,123.  The 2006 cash provided by operating activities resulted primarily from net income of $93,481 before depreciation and amortization and non-cash items, partially offset by a net change in assets and liabilities of $2,961.

Investing Activities

Net cash provided by investing activities of discontinued operations for the six months ended June 30, 2007 was $313,555 compared to $4,286 for the six months ended June 30, 2006.  The 2007 investing activities consisted of $366,499 of proceeds (net of cash on hand) from the sale of the Company’s interest in Fox Sports Net Bay Area, partially offset by an increase in restricted cash of $52,626 relating to the posting of a cash collateralized bond related to the Loral contract dispute and $318 of other net cash payments.  The 2006 investing activities consisted of a $3,912 refund from a supplier and $374 of other net cash receipts.

Liquidity and Capital Resources

Overview

Cablevision has no operations independent of its subsidiaries.  Cablevision’s outstanding securities consist of Cablevision NY Group Class A and Cablevision NY Group Class B common stock and $1,500,000 of debt securities.  Funding for the debt service requirements of our debt securities is provided by our subsidiaries’ operations, principally CSC Holdings, as permitted by the covenants governing CSC Holdings’ credit agreements and public debt securities.  Funding for our subsidiaries is generally provided by cash flow from operations, cash on hand, and borrowings under bank credit facilities made available to the Restricted Group (as later defined) and to Rainbow National Services LLC (“RNS”) and the proceeds from the issuance of notes and debentures in the capital markets.  The Company has accessed the debt markets for significant amounts of capital in the past and may do so in the future.

The following table summarizes our outstanding debt and capital lease obligations as well as interest expense and capital expenditures as of and for the six months ended June 30, 2007:

	Cablevision	Restricted Group	Rainbow National Services	Other Entities	Total

Bank debt	$—	$4,452,500	$500,000	$—	$4,952,500
Capital leases	—	—	11,123	46,650	57,773
Notes payable	—	3,902	—	—	3,902
Senior notes and debentures	1,500,000	4,195,944	298,610	—	5,994,554
Senior subordinated notes and debentures	—	—	497,206	—	497,206
Collateralized indebtedness relating to stock monetizations	—	—	—	860,850	860,850
Total debt	$1,500,000	$8,652,346	$1,306,939	$907,500	$12,366,785

Interest expense	$67,161	$327,435	$59,029	$23,225	$476,850
Capital expenditures	$—	$312,576	$470	$20,119	$333,165

Restricted Group

As of June 30, 2007, CSC Holdings and those of its subsidiaries which conduct our cable television video operations (including approximately 3.1 million basic video customers and 2.6 million digital video customers) and high-speed data service (which encompasses approximately 2.2 million customers) and our residential voice services operations (which encompasses approximately 1.4 million customers), as well as Optimum Lightpath, our commercial data and voice service business comprise the “Restricted Group” since they are subject to the covenants and restrictions of the credit facility and the indentures governing the notes and debentures securities issued by CSC Holdings.  In addition, the Restricted Group is also subject to the covenants of the debt issued by Cablevision.

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

The Restricted Group’s credit facility consists of three components: a $1,000,000 revolver, a $1,000,000 term A-1 loan facility and a $3,500,000 term B loan facility.  The three components of the Restricted Group credit facility are direct obligations of CSC Holdings, guaranteed by most Restricted Group subsidiaries and secured by the pledge of the stock of most Restricted Group subsidiaries.  As of June 30, 2007, $56,494 of the $1,000,000 revolving credit facility was restricted for certain letters of credit issued on behalf of CSC Holdings and $943,506 of the revolver was undrawn.  The revolving credit facility and the term A-1 loan facility mature in February 2012 and the term B loan facility matures in

March 2013.  The revolver has no required interim repayments.  The $1,000,000 term A-1 loan facility requires quarterly repayments of $12,500 in 2007 and 2008, $62,500 in 2009 and 2010 and $100,000 in 2011.  The $3,500,000 term B loan facility is subject to quarterly repayments of $8,750 as of June 30, 2006 through March 31, 2012 and $822,500 beginning on June 30, 2012 through its maturity date in March 2013.  The weighted average interest rates as of June 30, 2007 on borrowings under the term A-1 loan facility and term B loan facility were 6.57% and 7.07%, respectively.

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

CSC Holdings, a member of the Restricted Group, has issued senior notes and debentures, which also contain financial and other covenants, though they are generally less restrictive than the covenants contained in the Restricted Group’s bank credit facility.  Principal covenants include a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow (as defined in the indentures) of 9.00 to 1 and limitations on dividends and distributions.  The indentures governing the Cablevision note and debenture issuances contain similar covenants and restrictions, including a limitation on additional debt incurrence based on a 9.00 to 1 debt to cash flow ratio.  There are no covenants, events of default, borrowing conditions or other terms in the Restricted Group’s credit facility or in any of CSC Holdings’ or Cablevision’s other debt securities that are based on changes in the credit ratings assigned by any rating agency.  The Restricted Group was in compliance with all of its financial covenants under its various credit agreements as of June 30, 2007.

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

Rainbow and Rainbow National Services

RNS, our wholly-owned subsidiary which owns the common equity interests in the Company’s AMC, WE tv and IFC programming operations, generated positive cash from operating activities in 2006 and the first half of 2007.  Its cash on hand, plus cash flow from operations and proceeds from borrowings available to it, provides the capital required for net funding and investment requirements of other Rainbow programming entities including the VOOM HD Networks, News 12 Networks and fuse subject to the applicable covenants and limitations contained in RNS’ financing agreements.

RNS has an $800,000 senior secured credit facility (the “RNS Credit Facility”), which consists of a $500,000 term A loan facility and a $300,000 revolving credit facility.  The term A loan facility matures June 30, 2013 and the revolving credit facility matures June 30, 2012.  The RNS Credit Facility allows RNS to utilize up to $50,000 of the revolving credit facility for letters of credit and up to $5,000 for a swing loan.  Further, the RNS Credit Facility provides for an incremental facility of up to a maximum of $925,000, provided that it be for a minimum amount of $100,000.  If an incremental facility is established, RNS and the lenders will enter into a supplement to the RNS Credit Facility with terms and conditions that are no more restrictive than those in the RNS Credit Facility.  There are no commitments from the lenders to fund the incremental facility.

Outstanding borrowings under the term loan and revolving credit facility at June 30, 2007 were $500,000 and $0, respectively.  The borrowings under the RNS Credit Facility may be repaid without penalty at any time.  RNS had $300,000 in undrawn revolver commitments at June 30, 2007.  RNS may use future borrowings under the RNS Credit Facility to make investments, distributions, and other payments permitted under the RNS Credit Facility and for general corporate purposes.

Borrowings under the RNS Credit Facility are direct obligations of RNS which are guaranteed jointly and severally by substantially all of its subsidiaries and by RPH, the direct parent of RNS, and are secured by the pledge of the stock of RNS and substantially all of its subsidiaries, and all of the other assets of RNS and substantially all of its subsidiaries (subject to certain limited exceptions).  At June 30, 2007, the interest rate on the term A loan facility was 6.35%.  The term A loan is to be repaid in quarterly installments of $6,250 from March 31, 2008 until December 31, 2010, $12,500 from March 31, 2011 until December 31, 2012, and $162,500 on March 31, 2013 and June 30, 2013, the maturity of the term A loan.  Any amounts outstanding under the revolving credit facility are due at maturity on June 30, 2012.

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

RNS was in compliance with all of its financial covenants under its various credit agreements as of June 30, 2007.

In April 2005, subsidiaries of the Company entered into agreements with EchoStar relating to the launch and operation of the business of Rainbow HD Holdings LLC, the Company’s VOOM HD Networks high definition television programming service, subject to the closing of the sale of our satellite (Rainbow 1) to EchoStar which occurred in November 2005.  Under those arrangements, EchoStar initially distributed in 2005 a portion (10 of 21 channels) of the VOOM HD Networks programming service and, beginning in 2006, began carrying all 15 of the channels then included in the programming service.  In connection with the arrangements, EchoStar was issued a 20% interest in Rainbow HD Holdings, the Company’s subsidiary owning the VOOM HD Networks, and that 20% interest will not be diluted until $500,000 in cash has been invested in Rainbow HD Holdings’ equity by the Company.

Under the terms of the affiliation arrangements with EchoStar covering the VOOM HD Networks for a 15 year term, if Rainbow HD Holdings fails to spend $100,000 per year (subject to reduction to reflect permanent reductions in the number of channels constituting the VOOM HD service), up to a maximum of $500,000 in the aggregate, on its service offerings, EchoStar may terminate the affiliation agreement.  Echostar has exercised its audit rights under the affiliation agreement to determine whether Rainbow HD Holdings is in compliance with these requirements.  The Company has the right to terminate the affiliation agreement if the VOOM HD Networks are discontinued in the future.

RNS’ future access to the debt markets and the cost of any future debt issuances are also influenced by its credit ratings, which are provided by Moody’s Investors Service and Standard & Poor’s.  Key factors in the assessment of RNS’ credit ratings include its free cash flow generating capacity, fiscal strategy, enterprise value and industry risk.  On May 2, 2007, Moody’s and Standard & Poor’s placed all of RNS’ ratings on review for possible downgrade and on creditwatch with negative implications, respectively, as a result of the merger agreement with the Company and Dolan Family Acquisition Company.  The merger agreement contemplates that substantially all of the consideration in the Proposed Merger would be funded by the incurrence of additional indebtedness, including indebtedness at Cablevision, CSC Holdings and certain Rainbow entities, including RNS.  The Proposed Merger contemplates that RNS will enter into a credit facility in replacement of its existing credit facility.  Any future downgrade to the RNS credit ratings by either rating agency could increase the interest rate on future debt issuances and could adversely impact its ability to raise additional funds.

On July 24, 2007, RNS entered into an equity commitment agreement with its sole member, RPH, pursuant to which RPH agreed to purchase additional membership interests in RNS for an aggregate purchase price of $203,000.  RNS will use the proceeds of the investment by RPH to redeem $175,000 in aggregate principal amount of its 10-3/8% senior subordinated notes dues 2014, representing 35% of the outstanding notes at a redemption price equal to 110.375% of the principal amount of the notes plus accrued and unpaid interest to the redemption date.  The redemption date is August 31, 2007.

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

Monetization Contract Maturities

In the first half of 2007, monetization contracts covering 2,482,974 shares of our Charter Communications and 800,000 shares of our Leapfrog stock matured.  We settled our obligations under the related Charter Communications and Leapfrog collateralized indebtedness by delivering an equivalent number of Charter Communications and Leapfrog shares and the related equity derivative contracts.

During the next twelve months, monetization contracts covering 5,401,059 shares of Comcast Corporation and 1,241,486 shares of Charter Communications stock also mature.  The Company intends to either settle such transactions by delivering shares of the applicable stock and the related equity derivative contracts or by delivering cash from the net proceeds of a new monetization  transaction.

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

Equity Price Risk

We have entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of Comcast, Charter Communications and General Electric.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date. As of June 30, 2007, we had an early termination shortfall of $414 related to one of these contracts.  The underlying stock and the equity collars are carried at fair market value on our consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.

See “Item 3 - Quantitative and Qualitative Disclosures About Market Risk” for information on how we participate in changes in the market price of the stocks underlying these derivative contracts.

All of our monetization transactions are obligations of our wholly-owned subsidiaries that are not part of the Restricted Group; however, in the Charter Communications transactions and certain of the Comcast transactions, CSC Holdings provided guarantees of the subsidiaries’ ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  The guarantee exposure approximates the net sum of the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and the equity collar.  All of our equity derivative contracts are carried at their current fair market value on our consolidated balance sheets with changes in value reflected in the consolidated statements of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings.

Recent Events

In June 2007, Rainbow Media Holdings completed its sale to Comcast of (i) its 60% interest in Fox Sports Net Bay Area, for a purchase price of $366,750 (the "Bay Area Sale") and (ii) its 50% interest in Fox Sports Net New England, for a purchase price of $203,250 (the "New England Sale"), for an aggregate purchase price of $570,000, plus certain additional consideration to Rainbow Media Holdings, subject to customary working capital adjustments.

The Company recorded a pretax gain of $183,888 ($108,641, net of taxes) in connection with the New England Sale and a pretax gain of $317,965 ($187,853, net of taxes), relating to the Bay Area Sale.  The net operating results of Fox Sports Net Bay Area have been classified as discontinued operations for all periods presented.  The net operating results of Fox Sports Net Bay Area were previously reported in the Rainbow segment.

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

On July 24, 2007, RNS entered into an equity commitment agreement with its sole member RPH, pursuant to which RPH agreed to purchase additional membership interests in RNS for an aggregate purchase price of $203,000.  RNS will use the proceeds of the investment by RPH to redeem $175,000 in aggregate principal amount of its 10-3/8% senior subordinated notes dues 2014, representing 35% of the outstanding notes at a redemption price equal to 110.375% of the principal amount of the notes plus accrued and unpaid interest to the redemption date.  The redemption date is August 31, 2007.

Commitments and Contingencies

As of June 30, 2007, the Company’s commitments and contingencies for continuing operations not reflected on the Company’s consolidated balance sheet decreased $410,000 to approximately $5,718,000 as compared to $6,128,000 outstanding at December 31, 2006.  The decrease relates primarily to (i) sports programming rights relating to Fox Sports Net Bay Area that were transferred to Comcast

Corporation in connection with the sale of Fox Sports Net Bay Area,  (ii) the decrease of programming commitment obligations relating to the expiration of certain programming agreements, and (iii) payments made during the six months ended June 30, 2007 on outstanding commitments.

Related Party Transactions

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

The Cablevision NY Group Class B common stock expected to be outstanding at the time of closing, approximately 55 million shares of which is owned by members of Dolan Family Group, and all shares of Cablevision NY Group Class A common stock owned by members of the Dolan Family Group will be cancelled in the Proposed Merger.  Each outstanding share of Merger Sub will be exchanged for common equity of the surviving corporation in the Proposed Merger.

The Proposed Merger will be submitted to a vote of the Company’s shareholders.  The closing of the Proposed Merger is conditioned upon the approval of holders representing a majority of the voting power of the outstanding Class A common stock and Class B common stock voting together as one class.  The members of the Dolan Family Group have entered into a voting agreement with the Company in which they have agreed to vote their shares in favor of the transaction.  This agreement will assure the satisfaction of this voting requirement.  The closing of the Proposed Merger is also conditioned on the separate approval of holders representing a majority of the outstanding shares of Class A common stock not owned by members of the Dolan Family Group or the executive officers and directors of the Company and its subsidiaries.

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

Dolan Family Acquisition Company is a newly formed company. Charles F. Dolan and James L. Dolan have entered into a Guarantee pursuant to which they will guarantee payment to the Company of up to $300,000 of damages to the Company resulting from any material breach of the merger agreement by Dolan Family Acquisition Company. For more information on this matter, see the section captioned “Impact of Proposed Merger” above.

Recently Issued Accounting Pronouncements Not Yet Adopted

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“Statement No. 157”).  Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Under Statement No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  It also clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  This Statement applies under other accounting pronouncements that require or permit fair value measurements.  Accordingly, this Statement does not require any new fair value measurements, however, for some entities, the application of Statement No. 157 could change current practices.  Statement No. 157 will be effective for financial statements issued with fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company has not yet determined the impact that the adoption of Statement No. 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“Statement No. 159”).  Statement No. 159 permits entities to elect, at specified election dates, to measure eligible financial instruments and certain other items at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred.  Statement No. 159 is effective as of January 1, 2008 for the Company.  Early adoption is permitted, but an entity is prohibited from retrospectively applying Statement No. 159, unless it chooses early adoption of Statement No. 157 and Statement No. 159. Statement No. 159 also applies to eligible items existing at January 1, 2008 (or when the date of early adoption occurs).  The Company has not yet determined the impact that the adoption of Statement No. 159 will have on its financial statements.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk

All dollar amounts, except per subscriber, per unit and per share data, included in the following discussion under this Item 3 are presented in thousands.

Equity Price Risk

The Company is exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast Corporation, Charter Communications, Inc. and General Electric Company common stock held by us.  We have entered into prepaid forward contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts’ actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts’ actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  The following table details our estimated early termination exposure as of June 30, 2007:

	Comcast	Charter	General Electric	Total
Collateralized indebtedness (carrying value)	$(437,602)	$(27,744)	$(395,504)	$(860,850)

Collateralized indebtedness (fair value estimate)	(430,140)	(27,827)	(383,151)	(841,118)
Derivative contract	(103,589)	22,385	(49,553)	(130,757)
Fair value of investment securities pledged as collateral	603,951	5,028	487,764	1,096,743
Net excess (shortfall)	$70,222	$(414)	$55,060	$124,868

The underlying stock and the equity collars are carried at fair market value on our consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.  The carrying value of our collateralized indebtedness amounted to $860,850 at June 30, 2007.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast, Charter Communications, or General Electric common stock (as the case may be), with a value determined by reference to the applicable stock price at maturity.

As of June 30, 2007, the fair value and the carrying value of our holdings of Comcast, Charter Communications and General Electric common stock aggregated to $1,096,743.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $109,674.  As of June 30, 2007, the net fair value and the carrying value of the equity collar component of the prepaid forward contracts entered into to hedge the equity price risk of certain of these securities aggregated $130,757, a net payable position.  For the six months ended June 30, 2007, we recorded a net gain on all outstanding equity derivative contracts of $8,588.  We also recorded an unrealized and realized gain on our holdings of the underlying stocks of $14,923 for the six months ended June 30, 2007.

Fair Market Value of Equity Derivative Contracts

Fair market value as of December 31, 2006	$(82,009)
Change in fair value	8,588
Maturity of contracts	(57,336)
Fair market value as of June 30, 2007	$(130,757)

In addition, at June 30, 2007, the Company had other investment securities with a carrying value of approximately $11,169.  Assuming a 10% change in the price of the securities, the potential change in the fair value of these investments would be approximately $1,117.

The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for each security monetized via a prepaid forward contract are summarized in the following table:

	# of Shares		Hedge Price	Cap Price(b)
Security	Deliverable	Maturity	per Share(a)	Low	High

Comcast(c)	10,738,809	2008	$17.80 - $27.49	$22.38	$32.99
	10,738,809	2009

Charter Communications	1,241,486	2007	$ 22.35	$38.33	$38.33

General Electric	12,742,033	2009	$32.52 - $34.14	$39.03	$40.96

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

(c)                      Reflects the 3 for 2 stock split on February 22, 2007.

Fair Value of Debt:  Based on the level of interest rates prevailing at June 30, 2007, the carrying value of our fixed rate debt of $6,737,115 exceeded its fair value of $6,705,524 by $31,591.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at June 30, 2007 would increase the estimated fair value of our fixed rate debt by $203,279 to $6,908,803.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

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

As of June 30, 2007, we had outstanding interest rate swap contracts to convert fixed rate debt to floating rate debt covering a total notional principal amount of $450,000.  As of June 30, 2007, the fair market value and carrying value of these interest rate swap contracts was $3,831, a net liability position, as reflected under derivative contracts in our consolidated balance sheet.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from June 30, 2007 prevailing levels would increase the fair value of these contracts to a net liability of $6,085.

As of June 30, 2007, we also had outstanding interest rate swap contracts in the notional amount of $3,700,000 to effectively fix borrowing rates on floating rate debt.  As of June 30, 2007, these interest rate swap contracts had a fair market value and carrying value of $3,264, a net liability position, as reflected under derivative contracts in our consolidated balance sheet.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point decrease in interest rates prevailing at June 30, 2007 would increase our liability under these derivative contracts by approximately $81,242 to a liability of $84,506.

For the six months ended June 30, 2007, we recorded a net gain on interest swap contracts of $27,736, as detailed in the table below:

Fair Market Value of Interest Rate Derivative Contracts

Fair market value as of June 30, 2007, a net payable position	$(7,095)
Less: fair market value as of December 31, 2006	(37,966)
Change in fair market value, net	30,871
Plus: realized loss from cash interest payments	(3,135)

Net gain on interest rate swap contracts	$27,736

At June 30, 2007, the Company had outstanding prepaid interest rate swaps with a notional contract value of approximately $105,061 entered into in connection with our monetization transactions.  These swaps have maturities in 2008 and 2009 that coincide with the related prepaid equity forward maturities.  As of June 30, 2007, the fair value of our prepaid interest rate derivative contracts was $7,968, a net liability position.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from June 30, 2007 prevailing levels would increase our liability under these derivative contracts by $478 to a liability of $8,446.

For the six months ended June 30, 2007, we recorded a net loss on such derivative contracts of $422 as detailed below:

Fair Market Value of Prepaid Interest Rate Derivative Contracts
(dollars in thousands)

Fair market value as of December 31, 2006	$(10,340)
Change in fair market value, net	2,372
Fair market value as of June 30, 2007	$(7,968)

Change in fair market value, net	$2,372
Realized loss resulting from net cash payments	(2,794)

Net loss on prepaid interest rate swap contracts	$(422)

Item 4.                                                           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Cablevision’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Securities and Exchange Commission rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Control

During the quarter ended June 30, 2007, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                                                           Legal Proceedings

Refer to Note 13 to Cablevision’s condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.

Item 1A.                                                  Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2006 includes “Risk Factors” under Item 1A of Part I.  The following discussion is intended to update certain matters discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2007 filed on May 10, 2007.

Pending FCC, Congressional and judicial proceedings

Changes in Franchising Requirements.  On July 11, 2007, the Governor of Connecticut signed into law a bill that modifies state video franchising requirements, including by requiring video service providers that are not cable operators to obtain a franchise.  On July 24, 2007, a Federal court in Connecticut ruled that AT&T’s video service is a cable service and that AT&T is a cable operator.  We cannot predict what actions AT&T will take in response to the new law or the court ruling.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding purchases made by the Company of its Class A Common Stock during the three months ended June 30, 2007.

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

June 1-30, 2007	529,692	35.46	N/A	N/A

In June 2007, 1,220,887 restricted shares issued to employees of the Company vested.  To fulfill the employees’ statutory minimum tax withholding obligations of $18,783,948 for the applicable income and other employment taxes, 529,692 of these shares were surrendered to the Company.  The 529,692 acquired shares have been classified as treasury stock.

Item 4.                    Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on June 14, 2007.  The following matters were voted upon at the Company’s Annual Meeting of Stockholders:

Election of Directors:

Class A Directors:

Grover C. Brown	For:	188,901,866
	Votes withheld:	4,803,710

Zachary W. Carter	For:	188,907,746
	Votes withheld:	4,797,830

Charles D. Ferris:	For:	134,340,153
	Votes withheld:	59,365,423

Richard H. Hochman:	For:	130,632,114
	Votes withheld:	63,073,462

Victor Oristano:	For:	130,625,516
	Votes withheld:	63,080,060

Vincent Tese:	For:	127,668,203
	Votes withheld:	66,037,373

Thomas V. Reifenheiser:	For:	177,734,689
	Votes withheld:	15,970,887

Vice Admiral John R. Ryan USN (Ret.):	For:	134,356,643
	Votes withheld:	59,348,933

Class B Directors:

Charles F. Dolan	Marianne Dolan Weber	For:	633,273,030
James L. Dolan	Rand V. Araskog	Votes withheld:	0
Patrick F. Dolan	Brian G. Sweeney
Frank J. Biondi	Leonard Tow
Thomas C. Dolan

Each of the above nominees for election by the Cablevision NY Group Class B common stockholders received the same vote as indicated above.

Ratification and approval of KPMG LLP

	For:	824,406,680
	Against:	2,467,965
	Abstain:	0

Item 6.                    Exhibits

(a)           Index to Exhibits.

31.1	Section 302 Certification of the CEO

31.2	Section 302 Certification of the CFO

32	Section 906 Certification of the CEO and CFO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CABLEVISION SYSTEMS CORPORATION
CSC HOLDINGS, INC.

Date:	August 8, 2007	By:	/s/ Michael P. Huseby
Michael P. Huseby as Executive Vice President and Chief Financial Officer of Cablevision Systems Corporation and CSC Holdings, Inc.

Date:	August 8, 2007	By:	/s/ Wm. Keith Harper
Wm. Keith Harper as Senior Vice President and Controller and Principal Accounting Officer of Cablevision Systems Corporation and CSC Holdings, Inc.