Form 10-Q
period 2007-09-30
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS INC
filed 2007-11-08
CIK 1053112, 784681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2007

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

	Large accelerated filer				Accelerated filer				Non-accelerated filer
Cablevision Systems Corporation	Yes	☒	No	☐	Yes	☐	No	☐	Yes	☐	No	☐
CSC Holdings, Inc.	Yes	☐	No	☐	Yes	☐	No	☐	Yes	☒	No	☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Cablevision Systems Corporation	Yes	☐	No	☒
CSC Holdings, Inc.	Yes	☐	No	☒

Number of shares of common stock outstanding as of November 2, 2007:

Cablevision NY Group Class A Common Stock -	230,886,568
Cablevision NY Group Class B Common Stock -	63,265,676
CSC Holdings, Inc. Common Stock -	11,595,635

CSC Holdings, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format applicable to CSC Holdings, Inc.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q for the period ended September 30, 2007 is separately filed by Cablevision Systems Corporation (“Cablevision”) and CSC Holdings, Inc. (“CSC Holdings” and collectively with Cablevision and their subsidiaries, the “Company” or “we”, “us” or “our”).

This Quarterly Report contains statements that constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995, including disclosures relating to restructuring charges, availability under credit facilities, capital market conditions, levels of capital expenditures, sources of funds, funding requirements, and expected changes in basic video customers and revenue generating units growth, among others. Investors are cautioned that such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

•                  the level of our revenues;

•                  competition from existing competitors (such as direct broadcast satellite (“DBS”) providers and telephone companies) and new competitors (such as high-speed wireless providers) entering our franchise areas;

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

Item 1.                    Financial Statements

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current Assets:

Cash and cash equivalents	$808,247	$524,401
Restricted cash	62,312	11,390
Accounts receivable, trade (less allowance for doubtful accounts of $14,475 and $17,257)	503,123	516,533
Prepaid expenses and other current assets	224,191	157,003
Feature film inventory, net	125,065	124,778
Deferred tax asset	339,657	184,032
Investment securities pledged as collateral	195,130	18,981
Derivative contracts	771	81,140
Assets held for sale	—	49,189
Total current assets	2,258,496	1,667,447

Property, plant and equipment, net of accumulated depreciation of $6,885,510 and $6,254,510	3,483,713	3,713,030
Investments in affiliates	—	49,950
Notes and other receivables	41,421	29,659
Investment securities pledged as collateral	851,718	1,080,229
Other assets	88,908	80,273
Feature film inventory, net	400,226	375,700
Deferred carriage fees, net	157,539	173,059
Cable television franchises	731,848	731,848
Affiliation, broadcast and other agreements, net of accumulated amortization of $433,985 and $390,324	354,021	397,682
Other intangible assets, net of accumulated amortization of $96,065 and $77,255	309,595	325,291
Excess costs over fair value of net assets acquired	1,023,860	1,024,168
Deferred financing and other costs, net of accumulated amortization of $82,978 and $68,705	105,176	117,409
Assets held for sale	—	79,112
	$9,806,521	$9,844,857

See accompanying notes to

condensed consolidated financial statements.

	September 30,	December 31,
	2007	2006
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$396,664	$389,400
Accrued liabilities	825,637	1,023,488
Deferred revenue	235,001	162,463
Feature film and other contract obligations	116,616	121,890
Liabilities under derivative contracts	10,423	6,568
Bank debt	125,000	93,750
Collateralized indebtedness	172,822	102,268
Capital lease obligations	5,761	7,069
Notes payable	1,017	17,826
Senior notes and debentures	999,991	499,952
Liabilities held for sale	—	6,024
Total current liabilities	2,888,932	2,430,698

Feature film and other contract obligations	307,186	312,344
Deferred revenue	13,835	14,337
Deferred tax liability	400,215	73,724
Liabilities under derivative contracts	165,617	204,887
Other liabilities	317,435	333,954
Bank debt	4,806,250	4,898,750
Collateralized indebtedness	667,274	819,306
Senior notes and debentures	4,994,862	5,494,004
Senior subordinated notes and debentures	323,247	497,011
Notes payable	—	1,017
Capital lease obligations	52,501	54,389
Minority interests	784	49,670
Liabilities held for sale	—	19
Total liabilities	14,938,138	15,184,110

Commitments and contingencies

Stockholders’ Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	—	—
CNYG Class A Common Stock, $.01 par value, 800,000,000 shares authorized, 255,491,250 and 250,927,804 shares issued and 230,895,990 and 228,643,568 shares outstanding	2,555	2,509
CNYG Class B Common Stock, $.01 par value, 320,000,000 shares authorized, 63,266,676 and 63,736,814 shares issued and outstanding	633	637
RMG Class A Common Stock, $.01 par value, 600,000,000 shares authorized, none issued	—	—
RMG Class B Common Stock, $.01 par value, 160,000,000 shares authorized, none issued	—	—
Paid-in capital	119,365	57,083
Accumulated deficit	(4,813,179)	(5,027,473)
	(4,690,626)	(4,967,244)
Treasury stock, at cost (24,595,260 and 22,284,236 shares)	(429,037)	(360,059)
Accumulated other comprehensive loss	(11,954)	(11,950)
Total stockholders’ deficiency	(5,131,617)	(5,339,253)
	$9,806,521	$9,844,857

See accompanying notes to

condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2007 and 2006

 (Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues, net	$1,511,799	$1,381,716	$4,642,416	$4,166,173
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	637,807	624,820	2,053,732	1,869,002
Selling, general and administrative	390,618	346,446	1,161,850	1,074,732
Restructuring charges (credits)	1,107	(1,729)	2,562	(4,483)
Depreciation and amortization (including impairments)	280,199	285,207	843,497	840,782
	1,309,731	1,254,744	4,061,641	3,780,033
Operating income	202,068	126,972	580,775	386,140

Other income (expense):
Interest expense	(237,487)	(243,390)	(714,337)	(686,100)
Interest income	13,353	4,581	28,317	27,118
Equity in net income of affiliates	—	2,677	4,377	5,872
Gain (loss) on sale of affiliate interests	(618)	—	183,270	—
Gain (loss) on investments, net	(46,136)	100,922	(31,505)	179,113
Gain (loss) on derivative contracts, net	1,185	(130,019)	37,087	(172,634)
Write-off of deferred financing costs	(2,919)	(6,084)	(2,919)	(14,083)
Loss on extinguishment of debt	(19,113)	—	(19,113)	(13,125)
Minority interests	(401)	381	814	1,279
Miscellaneous, net	457	2,256	1,908	2,283
	(291,679)	(268,676)	(512,101)	(670,277)
Income (loss) from continuing operations before income taxes	(89,611)	(141,704)	68,674	(284,137)
Income tax benefit (expense)	10,715	79,969	(53,586)	137,591
Income (loss) from continuing operations	(78,896)	(61,735)	15,088	(146,546)
Income (loss) from discontinued operations, including gain on sale of Fox Sports Net Bay Area of $187,784, net of taxes	(440)	2,578	197,175	44,867
Income (loss) before cumulative effect of a change in accounting principle	(79,336)	(59,157)	212,263	(101,679)
Cumulative effect of a change in accounting principle, net of taxes	—	—	(443)	(862)
Net income (loss)	$(79,336)	$(59,157)	$211,820	$(102,541)
Basic net income (loss) per share:
Income (loss) from continuing operations	$(0.27)	$(0.22)	$0.05	$(0.52)
Income (loss) from discontinued operations	$—	$0.01	$0.69	$0.16
Cumulative effect of a change in accounting principle	$—	$—	$—	$—
Net income (loss)	$(0.27)	$(0.21)	$0.74	$(0.36)
Basic weighted average common shares (in thousands)	289,845	283,901	287,719	283,484
Diluted net income (loss) per share:
Income (loss) from continuing operations	$(0.27)	$(0.22)	$0.05	$(0.52)
Income (loss) from discontinued operations	$—	$0.01	$0.67	$0.16
Cumulative effect of a change in accounting principle	$—	$—	$—	$—
Net income (loss)	$(0.27)	$(0.21)	$0.72	$(0.36)
Diluted weighted average common shares (in thousands)	289,845	283,901	294,534	283,484

See accompanying notes to

condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2007 and 2006

(Dollars in thousands)

(Unaudited)

	2007	2006
Cash flows from operating activities:
Income (loss) from continuing operations	$15,088	$(146,546)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	843,497	840,782
Equity in net income of affiliates	(4,377)	(5,872)
Minority interests	(814)	(1,279)
Gain on sale of affiliate interests	(183,270)	—
Loss (gain) on investments, net	31,505	(173,701)
Write-off of deferred financing costs	2,919	14,083
Unrealized loss (gain) on derivative contracts	(43,348)	143,159
Loss on extinguishment of debt	19,113	13,125
Amortization of deferred financing, discounts on indebtedness and other deferred costs	58,266	55,880
Share-based compensation expense related to equity classified awards	42,045	46,764
Deferred income tax	34,071	(144,532)
Amortization and write-off of feature film inventory	100,028	91,598
Provision for doubtful accounts	40,228	28,942
Changes in other assets and liabilities	(326,822)	(73,415)
Net cash provided by operating activities	628,129	688,988
Cash flows from investing activities:
Capital expenditures	(554,371)	(699,877)
Proceeds from sale of equipment, net of costs of disposal	2,458	9,425
Decrease in investment securities and other investments	269	1,120
Decrease in restricted cash	2,433	2,614
Additions to other intangible assets	(3,115)	(1,414)
Proceeds from sale of affiliate interests	208,119	—
Distributions from equity method investees, net	24,506	—
Net cash used in investing activities	(319,701)	(688,132)
Cash flows from financing activities:
Proceeds from bank debt	73,000	5,438,000
Repayment of bank debt	(134,250)	(2,260,250)
Redemption of senior subordinated notes and debentures	(193,158)	(263,125)
Proceeds from stock option exercises	30,397	11,103
Proceeds from collateralized indebtedness	—	529,520
Repayment of collateralized indebtedness	—	(480,419)
Dividend distribution to common stockholders	(67,313)	(2,838,591)
Proceeds from derivative contracts	—	6,496
Settlement of derivative contracts	—	(50,864)
Payments on capital lease obligations and other debt	(5,472)	(6,655)
Deemed repurchase of restricted stock	(68,978)	—
Additions to deferred financing and other costs	—	(47,374)
Distributions to minority partners	(13,454)	(13,458)
Net cash provided by (used in) financing activities	(379,228)	24,383
Net increase (decrease) in cash and cash equivalents from continuing operations	(70,800)	25,239
Cash flows of discontinued operations:
Net cash provided by operating activities	17,827	95,727
Net cash provided by investing activities	312,358	4,013
Net change in cash classified in assets held for sale	24,461	15,401
Net effect of discontinued operations on cash and cash equivalents	354,646	115,141
Cash and cash equivalents at beginning of year	524,401	369,375
Cash and cash equivalents at end of period	$808,247	$509,755

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

The financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 presented in this Form 10-Q are unaudited; however, in the opinion of management, such financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and the Company’s Form 8-K filed on August 10, 2007.

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

A reconciliation of the denominator of the basic and diluted net income per share calculation for the nine months ended September 30, 2007 is as follows:

Nine Months Ended September 30, 2007

Basic weighted average shares outstanding	287,719
Effect of dilution:
Stock options	3,003
Restricted stock awards	3,812
Diluted weighted average shares outstanding	294,534

Anti-dilutive shares (options whose exercise price exceeds the average market price of the Company’s common stock during the period) totaling 421 have been excluded from diluted weighted average shares outstanding for the nine months ended September 30, 2007.

Basic and diluted net loss per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the period. Potential dilutive common shares are not included in the diluted computation as their effect would be anti-dilutive.

The Company generated a loss from continuing operations for the three months ended September 30, 2007 and for the three and nine months ended September 30, 2006, therefore, the outstanding common stock equivalents during each of these periods were excluded from the computation of net loss per share as the impact would have been anti-dilutive.

NOTE 4.                                                 COMPREHENSIVE INCOME (LOSS)

The following table is a reconciliation of the Company’s net income (loss) to comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net income (loss)	$(79,336)	$(59,157)	$211,820	$(102,541)
Other comprehensive income (loss):
Amortization of prior service cost and gains and losses included in net periodic benefit cost, net of taxes	4	—	(4)	—
Comprehensive income (loss)	$(79,332)	$(59,157)	$211,816	$(102,541)

NOTE 5.                RECLASSIFICATIONS

As a result of the sale of the Company’s 60% interest in Fox Sports Net Bay Area in June 2007, the net operating results of Fox Sports Net Bay Area have been classified as discontinued operations in the condensed consolidated statements of operations and cash flows for all periods presented. The net assets and liabilities of Fox Sports Net Bay Area as of December 31, 2006 have been classified as assets and liabilities held for sale in the condensed consolidated balance sheet. See Note 8 and Note 17.

NOTE 6.                CASH FLOWS

For purposes of the condensed consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

During the nine months ended September 30, 2007 and 2006, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Nine Months Ended September 30,
	2007	2006
Non-Cash Investing and Financing Activities:
Continuing Operations:
Capital lease obligations	$2,276	$11,751
Dividends payable on equity classified share-based awards	—	67,760
Redemption of collateralized indebtedness with related prepaid forward contracts and stock	102,469	250,412
Redemption of collateralized indebtedness with related prepaid forward contracts	—	31,385
Receivable related to sale of interest in equity method investee	4,767	—
Discontinued Operations:
Net interest accrued on make whole payment obligation to Loral	2,167	—
Receivable related to sale of affiliate interest	15,800	—
Supplemental Data:
Cash interest paid - continuing operations	710,629	604,877
Cash interest paid - discontinued operations	—	12
Income taxes paid, net	24,456	10,015

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

In June 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF No. 06-3”), which addresses the income statement disclosures for taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and may include, but are not limited to, sales, use, value added, and some excise taxes. The presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion No. 22. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant and can be done on an aggregate basis. EITF No. 06-3 was effective January 1, 2007 for the Company. For the three and nine months ended September 30, 2007 and 2006, the amount of franchise fees included as a component of net revenue aggregated $27,786 and $82,966, and $25,674 and $75,180, respectively.

NOTE 8.                                                 DISCONTINUED OPERATIONS AND NET ASSETS HELD FOR SALE

In June 2007, the Company completed the sale of its 60% interest in Fox Sports Net Bay Area, to Comcast Corporation (“Comcast”) (see Note 17). In addition, in June 2006 and April 2005, respectively, the operations of the Fox Sports Net Chicago programming business and the Rainbow DBS satellite distribution business were shut down. As a result, the operating results of these businesses, net of taxes, have been classified in the condensed consolidated statements of operations as discontinued operations for all periods presented. Operating results of discontinued operations for the three and nine months ended September 30, 2007 and 2006 are summarized below:

	Three Months Ended September 30, 2007
	Fox Sports Net Bay Area	Rainbow DBS distribution business	Total
Revenues, net	$—	$—	$—
Loss before income taxes	$(118)	$(628)	$(746)
Income tax benefit	49	257	306
Net loss	$(69)	$(371)	$(440)

	Three Months Ended September 30, 2006
	Fox Sports Net Bay Area	Fox Sports Net Chicago (a)	Rainbow DBS distribution business	Total
Revenues, net	$27,020	$—	$—	$27,020
Income (loss) before income taxes	$5,079	$311	$(1,025)	$4,365
Income tax benefit (expense)	(2,080)	(127)	420	(1,787)
Net income (loss)	$2,999	$184	$(605)	$2,578

	Nine Months Ended September 30, 2007
	Fox Sports Net Bay Area	Rainbow DBS distribution business	Total
Revenues, net	$53,894	$—	$53,894
Income before income taxes, including gain on sale of Fox Sports Net Bay Area of $317,846	$326,017	$7,725	$333,742
Income tax expense	(133,406)	(3,161)	(136,567)
Net income, including gain on sale of Fox Sports Net Bay Area of $187,784, net of taxes	$192,611	$4,564	$197,175

	Nine Months Ended September 30, 2006
	Fox Sports Net Bay Area	Fox Sports Net Chicago (a)	Rainbow DBS distribution business	Total
Revenues, net	$75,844	$78,974	$—	$154,818
Income (loss) before income taxes	$11,807	$72,601	$(4,875)	$79,533
Income tax benefit (expense)	(4,835)	(31,827)	1,996	(34,666)
Net income (loss)	$6,972	$40,774	$(2,879)	$44,867

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

The assets and liabilities of Fox Sports Net Bay Area have been classified in the consolidated balance sheet as of December 31, 2006 as assets and liabilities held for sale and consist of the following:

December 31, 2006
Cash and cash equivalents	$24,461
Accounts receivable, prepaid expenses and other current assets	24,728
Property and equipment, net and other long-term assets	15,950
Intangible assets, net	63,162
Total assets held for sale	$128,301
Accounts payable and accrued expenses	$5,059
Other current liabilities	965
Other long-term liabilities	19
Total liabilities held for sale	$6,043

NOTE 9.                                                 INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Gross carrying amount of amortizable intangible assets
Affiliation relationships and affiliate agreements	$742,416	$742,416
Broadcast rights and other agreements	45,590	45,590
Season ticket holder relationships	75,005	75,005
Suite holder contracts and relationships	21,167	21,167
Advertiser relationships	103,524	103,524
Other intangibles	43,933	40,819
	1,031,635	1,028,521
Accumulated amortization
Affiliation relationships and affiliate agreements	395,842	353,518
Broadcast rights and other agreements	38,143	36,806
Season ticket holder relationships	14,115	10,027
Suite holder contracts and relationships	8,306	5,815
Advertiser relationships	50,875	42,274
Other intangibles	22,769	19,139
	530,050	467,579
Indefinite-lived intangible assets
Cable television franchises	731,848	731,848
Sports franchises	96,215	96,215
FCC licenses and other intangibles	11,936	11,936
Trademarks	53,880	53,880
Excess costs over the fair value of net assets acquired	1,023,860	1,024,168
	1,917,739	1,918,047

Total intangible assets, net	$2,419,324	$2,478,989

Aggregate amortization expense
Nine months ended September 30, 2007 and year ended December 31, 2006 (excluding impairment charges of $899 for the year ended December 31, 2006)	$62,630	$84,803

Estimated amortization expense
Year ending December 31, 2007	$83,238
Year ending December 31, 2008	81,064
Year ending December 31, 2009	74,655
Year ending December 31, 2010	71,649
Year ending December 31, 2011	70,901

NOTE 10.                                          DEBT

On July 24, 2007, Rainbow National Services LLC (“RNS”), an indirect wholly-owned subsidiary of Cablevision entered into an equity commitment agreement with its sole member, Rainbow Programming Holdings LLC (“RPH”), an indirect wholly-owned subsidiary of Rainbow Media Holdings, pursuant to which RPH agreed to purchase additional membership interests in RNS for an aggregate purchase price of $203,000. RNS used the proceeds of the investment by RPH to redeem $175,000 in aggregate principal amount of its 10-3/8% senior subordinated notes due 2014, representing 35% of the outstanding notes, at a redemption price equal to 110.375% of the principal amount of the notes plus accrued and unpaid interest to August 31, 2007, the redemption date. In connection with the redemption, the Company recognized a loss on extinguishment of debt of $19,113, representing primarily the redemption premium, and the write-off of the related unamortized deferred financing costs of $2,919.

NOTE 11.                                          COLLATERALIZED INDEBTEDNESS

The following table summarizes the settlement of the Company’s collateralized indebtedness for the nine months ended September 30, 2007. The Company’s collateralized indebtedness obligations relating to shares of Charter Communications, Inc. and Leapfrog Enterprises, Inc. were settled by delivering the underlying securities and the related equity derivative contracts.

	Charter	Leapfrog	Total

Number of shares	3,724,460	800,000

Collateralized indebtedness settled	$(83,231)	$(19,238)	$(102,469)
Prepaid forward contracts	70,903	10,638	81,541
Fair value of underlying securities delivered	12,328	8,600	20,928
Net cash payment	$—	$—	$—

At September 30, 2007, the Company had collateralized indebtedness obligations of $172,822 that will mature during the next twelve months. The Company intends to settle such obligations either by delivering shares of the applicable stock and the related equity derivative contracts or by delivering cash from the net proceeds of a new monetization transaction. In the event of an early termination of any of these contracts, the Company would be expected to pay the counterparty an amount approximately equal to the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated on or near the termination date.

NOTE 12.                                          INCOME TAXES

The income tax expense attributable to continuing operations for the nine months ended September 30, 2007 of $53,586 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state taxes, tax expense of $5,027, including accrued interest, recorded pursuant to FIN 48, tax expense of $1,947 resulting from a change in the deferred tax rate, and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $7,314 and $4,436, respectively, partially offset by a decrease in the valuation allowance of $1,303 relating to certain state net operating loss carry forwards.

The income tax benefit attributable to continuing operations for the nine months ended September 30, 2006 of $137,591 differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to state taxes, a decrease in the valuation allowance of $5,414 relating to certain state net operating loss carry forwards, a tax benefit of $5,013 resulting from the favorable settlement of an issue with a taxing authority, and a tax benefit of $16,356 resulting from the reduction of a tax contingency liability, partially offset by the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $3,951 and $4,780, respectively.

In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period. The estimated annual effective tax rate is revised on a quarterly basis and therefore may be different from the rate used for a prior interim period. The income tax expense for the nine months ended September 30, 2007 was determined as if the interim period was a discrete period. However, the tax expense for the six months ended June 30, 2007 was determined using an estimated annual effective tax rate. The difference in methodology from June 2007 to September 2007 resulted from a change in our projection of pretax income from continuing operations excluding the gain on the sale of Fox Sports Net New England. After excluding the gain on the sale of Fox Sports Net New England, at September 30, 2007, the Company estimated a pretax loss for 2007, whereas at June 30, 2007 the Company had estimated pretax income. The income tax benefit for the three months ended September 30, 2007 is equal to the difference between the income tax provision for the six month and nine month periods ended June 30, 2007 and September 30, 2007.

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

Interest expense related to income tax liabilities recognized in accordance with the provisions of FIN 48 is included in income tax expense, consistent with the Company’s historical policy. Interest expense of $1,875 and the associated deferred tax benefit of $767 have been recognized in the nine month period ended September 30, 2007 and are included in income tax expense in the Company’s condensed consolidated statement of operations. At January 1, 2007, accrued interest on uncertain tax positions was $2,617 and was included in other current liabilities in the consolidated balance sheet.

As of January 1, 2007, the Company had a liability recorded with regard to the Ohio income tax audit for the year ended December 31, 2000 of $10,937, including accrued interest. During the three month period ended March 31, 2007, the liability, including accrued interest, was increased by $3,327, to $14,264, resulting in additional income tax expense in the Company’s condensed consolidated statement of operations. Such amount excludes the associated deferred tax benefit. In April 2007, the Company and representatives from the Ohio Department of Taxation agreed to settle the Ohio income tax audit for the tax year ended December 31, 2000 for $18,000, inclusive of interest. Therefore, the Company recognized additional income tax expense of $3,736, excluding deferred tax benefit, in the three month period ended June 30, 2007.

As of September 30, 2007, the Company had a liability of $1,963 for uncertain income tax positions, excluding accrued interest, net of deferred tax benefits of $640.

In July 2007, the Internal Revenue Service (“IRS”) completed its audit of the Company’s consolidated federal income tax returns for 2002 and 2003. The completion of this audit did not have a significant effect on the Company’s consolidated financial statements. In October 2007, the IRS began an audit of the Company’s consolidated federal income tax returns for 2004 and 2005.

With a few exceptions, the Company is no longer subject to state and local income tax audits by taxing authorities for years prior to 2003. The most significant jurisdictions in which the Company is required to file income tax returns include the state of New York, New Jersey and Connecticut and the city of New York. In September 2007, the state of New York started an audit of 2003 through 2005.

Management does not believe that the resolution of the ongoing income tax examinations described above will have a material adverse impact on the financial position of the Company. Changes in the liabilities for uncertain tax positions will be recognized in the interim period in which the positions are effectively settled or there is a change in factual circumstances.

NOTE 13.                                          BENEFIT PLANS

Components of the net periodic pension cost, recorded primarily in selling, general and administrative expenses, for the Company’s qualified and non-qualified defined benefit and other postretirement plans for the three and nine months ended September 30, 2007 and 2006, are as follows:

	Cablevision Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Postretirement Benefit Plan
	Three Months Ended September 30,
	2007	2006	2007	2006	2007	2006

Service cost	$7,904	$7,345	$1,201	$1,247	$91	$99
Interest cost	2,510	2,053	1,480	1,360	95	90
Expected return on plan assets	(2,957)	(2,470)	(1,219)	(921)	––	––
Recognized prior service cost (credit)	––	3	6	6	(33)	(33)
Recognized actuarial (gain) loss	––	––	37	157	(3)	(1)
Recognized transition asset	––	––	(1)	(1)	––	––
Net periodic benefit cost	$7,457	$6,931	$1,504	$1,848	$150	$155

	Cablevision Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Postretirement Benefit Plan
	Nine Months Ended September 30,
	2007	2006	2007	2006	2007	2006

Service cost	$23,711	$22,034	$3,604	$3,741	$275	$299
Interest cost	7,530	6,159	4,439	4,081	285	271
Expected return on plan assets	(8,809)	(7,411)	(3,427)	(2,764)	––	––
Recognized prior service cost (credit)	––	9	19	19	(100)	(100)
Recognized actuarial (gain) loss	––	––	84	470	(8)	(3)
Recognized transition asset	––	––	(2)	(2)	––	––
Net periodic benefit cost	$22,432	$20,791	$4,717	$5,545	$452	$467

For the nine months ended September 30, 2007, the Company contributed $11,967 to the Madison Square Garden Qualified Defined Benefit Plans (the “MSG Qualified Plans”), $28,200 to the Cablevision Cash Balance Retirement Plan and currently does not expect to make any additional contributions to either the Cablevision Cash Balance Retirement Plan or the MSG Qualified Plans for the remainder of 2007.

NOTE 14.                                          LEGAL MATTERS

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

Cablevision reached an agreement in principle with respect to the settlement of the Delaware action in the quarter ended June 30, 2007. In connection with the anticipated settlement, Cablevision expects to seek dismissal of the New York action as well as the Delaware action.

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

Dolan Family Group 2006 Proposal

In October 2006, a number of shareholder class action lawsuits (the “Transactions Lawsuits”) were filed against Cablevision and its individual directors in New York Supreme Court, Nassau County, relating to the October 8, 2006 offer by the Dolan Family Group to acquire all of the outstanding shares of Cablevision’s common stock, except for the shares held by the Dolan Family Group. These lawsuits allege breaches of fiduciary duty and seek injunctive relief to prevent consummation of the proposed transaction and compensatory damages. (In addition, a similar claim was added to a shareholder derivative action involving claims for alleged options backdating that was pending in the District Court for the Eastern District of New York, which is described below under “Stock Option Related Matters.”)  The New York Supreme Court ordered expedited discovery, which began in November 2006. On January 12, 2007, the Special Transaction Committee of the Board (“Special Transaction Committee”) received a revised proposal from the Dolan Family Group to acquire all of the outstanding shares of common stock of Cablevision, except for the shares held by the Dolan Family Group. On January 16, 2007, the Special Transaction Committee delivered a letter to Charles F. Dolan and James L. Dolan, rejecting as inadequate the revised proposal. As discussed in Note 18, on May 2, 2007, Cablevision entered into a merger agreement pursuant to which, if the merger contemplated thereby was consummated, the Dolan Family Group would obtain ownership of all of the common stock equity of Cablevision (the “Proposed Merger”). Lawyers representing shareholders in certain of the Transactions Lawsuits, in consultation with lead counsel for the plaintiffs in the Nassau County Supreme Court options backdating litigations, participated in the negotiations to improve the financial terms of the Proposed Merger as well as to add certain contractual provisions designed to protect the rights of shareholders. Based upon the above events and circumstances, and the role that the lead counsel for the plaintiffs in the Transactions Lawsuits played in connection with the Proposed Merger, the parties subsequently reached a memorandum of understanding for the dismissal of the Transactions Lawsuits (and of the going-private claim in the cases pending in the U.S. District Court for the Eastern District of New York), subject to approval of a settlement by the Nassau County Supreme Court, and for the transfer to Cablevision, if the Proposed Merger were to be consummated, of the options-related derivative claims pending in the Nassau County Supreme Court and in the U.S. District Court for the Eastern District of New York. Pursuant to the memorandum of understanding, the parties executed a stipulation of settlement as of September 18, 2007. The stipulation of settlement was conditioned on, among other things, consummation of the Proposed Merger, and provided that the stipulation would become null and void and of no further force and effect in the event that this condition was not satisfied. This condition was not satisfied.

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

Contract Dispute

In September 2005, Loral filed an action against Cablevision and Rainbow DBS for breach of contract based on a letter agreement dated March 23, 2001 (“the Letter Agreement”) between Loral and Rainbow DBS. Loral alleges that the sale of the Rainbow-1 satellite and related assets to EchoStar constituted a sale of “substantially all of the assets of Rainbow DBS” triggering a “Make Whole Payment” under the Letter Agreement of $33,000 plus interest. A trial in this matter took place in January 2007 in New York Supreme Court for New York County. On January 24, 2007, the jury returned a verdict finding that the EchoStar sale had triggered a Make Whole Payment under the Letter Agreement, requiring a payment to Loral of $50,898, including interest, which was accrued for as of December 31, 2006 and reflected as an expense in discontinued operations. On March 12, 2007, judgment was entered against Cablevision and Rainbow DBS in the amount of $52,159. Cablevision and Rainbow DBS filed a motion for judgment as a matter of law, or in the alternative for a new trial, which was denied by the court on March 30, 2007. The Company has posted a cash collateralized bond in the amount of $52,159, which is reflected as restricted cash in the Company’s condensed consolidated balance sheet at September 30, 2007, and the Company is in the process of appealing the judgment.

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

In addition, in August, September and October 2006, purported derivative lawsuits (including one purported combined derivative and class action lawsuit) relating to the Company’s past stock option and SAR grants were filed in New York State Supreme Court for Nassau County, the United States District Court for the Eastern District of New York, and Delaware Chancery Court for New Castle County, by parties identifying themselves as shareholders of Cablevision purporting to act on behalf of Cablevision. These lawsuits named as defendants certain present and former members of Cablevision’s Board of Directors and certain present and former executive officers, alleging breaches of fiduciary duty and unjust enrichment relating to practices with respect to the dating of stock options, recordation and accounting for stock options, financial statements and SEC filings, and alleged violation of IRC 162(m). In addition, certain of these lawsuits asserted claims under Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Section 304 of the Sarbanes-Oxley Act. The lawsuits sought damages from all defendants, disgorgement from the officer defendants, declaratory relief, and equitable relief, including rescission of the 2006 Employee Stock Plan and voiding of the election of the director defendants. On October 27, 2006, the Board of Directors of Cablevision appointed Grover C. Brown and Zachary W. Carter as directors and, on the same date, appointed Messrs. Brown and Carter to a newly formed special litigation committee (“SLC”) of the Board. The SLC was directed by the Board to review and analyze the facts and circumstances surrounding these claims, which purport to have been brought derivatively on behalf of the Company, and to consider and determine whether or not prosecution of such claims is in the best interests of the Company and its shareholders, and what actions the Company should take with respect to the cases. The SLC, through its counsel, filed motions in all three courts to intervene and to stay all proceedings until completion of the SLC’s independent investigation of the claims raised in these actions. The Delaware action subsequently was voluntarily dismissed without prejudice by the plaintiff. The actions pending in Nassau County have been consolidated and a single amended complaint has been filed in that jurisdiction. Similarly, the actions pending in the Eastern District of New York have been consolidated and a single amended complaint has been filed in that jurisdiction. Both the Nassau County action and the Eastern District of New York action assert derivative claims on behalf of the Company as well as direct claims on behalf of Cablevision shareholders relating to the Company’s past stock option and SAR grants. On November 14, 2006, the trial court in the Nassau County action denied the SLC’s motion for a stay of proceedings and ordered expedited discovery. The Appellate Division of the New York State Supreme Court subsequently stayed all proceedings in the Nassau County action (including all discovery) pending the SLC’s appeal of the denial of its stay motion. On October 9, 2007, the Appellate Division affirmed the trial court’s denial of the SLC’s motion to stay proceedings. The U.S. District Court for the Eastern District of New York granted the SLC’s motion for a stay and stayed the cases pending in that court until June 12, 2007. On June 12, 2007, the SLC requested an extension of the stay until either the closing of the Proposed Merger or 30 days after it is determined that the transaction will not close. On June 26, 2007, the court granted the requested extension of the stay.

As discussed in Note 18, on May 2, 2007, Cablevision entered into a merger agreement pursuant to which the Dolan Family Group would obtain ownership of all of the common stock equity of Cablevision in the Proposed Merger. Included in the $36.26 per share merger consideration that would have been provided to shareholders in the Proposed Merger was merger consideration payable in exchange for the surviving corporation’s succeeding to Cablevision’s and shareholders’ rights in connection with claims involving alleged options backdating. As discussed above (under “Dolan Family Group 2006 Proposal”), the stipulation of settlement providing for the succession of those claims was conditioned on, among other things, consummation of the Proposed Merger. This condition was not satisfied.

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

NOTE 15.                                          SEGMENT INFORMATION

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues, net from continuing operations
Telecommunications Services	$1,179,471	$1,075,754	$3,503,598	$3,118,087
Rainbow	221,751	190,022	650,516	573,490
Madison Square Garden	130,259	128,516	548,191	514,402
All other (a)	21,089	21,249	55,725	59,476
Intersegment eliminations	(40,771)	(33,825)	(115,614)	(99,282)
	$1,511,799	$1,381,716	$4,642,416	$4,166,173

Intersegment eliminations are primarily affiliate revenues recognized by our Rainbow and MSG segments from the sale of cable network programming to our Telecommunication Services segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Intersegment Revenues
Telecommunications Services	$388	$411	$1,225	$1,247
Rainbow	14,513	9,765	36,104	27,644
Madison Square Garden	25,870	23,649	78,285	70,391
	$40,771	$33,825	$115,614	$99,282

Reconciliation (by Segment and in Total) of Adjusted Operating Cash Flow to Operating Income (Loss) from Continuing Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Adjusted operating cash flow from continuing operations
Telecommunications Services	$446,524	$411,544	$1,330,871	$1,232,281
Rainbow	51,912	36,697	132,943	81,186
Madison Square Garden	10,238	(6,093)	60,367	18,788
All other (b)	(14,392)	(14,142)	(47,662)	(53,248)
	$494,282	$428,006	$1,476,519	$1,279,007

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Depreciation and amortization (including impairments) included in continuing operations
Telecommunications Services	$233,100	$233,871	$700,917	$686,506
Rainbow	22,992	24,709	69,881	73,307
Madison Square Garden	14,124	15,616	43,645	46,271
All other (b)	9,983	11,011	29,054	34,698
	$280,199	$285,207	$843,497	$840,782

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Share-based compensation expense included in continuing operations
Telecommunications Services	$5,374	$9,154	$23,079	$27,784
Rainbow	2,957	5,211	15,792	17,689
Madison Square Garden	2,300	2,846	9,724	9,757
All other (b)	277	345	1,090	1,338
	$10,908	$17,556	$49,685	$56,568

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Restructuring charges (credits) included in continuing operations
Telecommunications Services	$—	$—	$—	$(17)
Rainbow	971	––	2,496	143
Madison Square Garden	––	––	––	––
All other (b)	136	(1,729)	66	(4,609)
	$1,107	$(1,729)	$2,562	$(4,483)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating income (loss) from continuing operations
Telecommunications Services	$208,050	$168,519	$606,875	$518,008
Rainbow	24,992	6,777	44,774	(9,953)
Madison Square Garden	(6,186)	(24,555)	6,998	(37,240)
All other (b)	(24,788)	(23,769)	(77,872)	(84,675)
	$202,068	$126,972	$580,775	$386,140

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income (loss) from continuing operations before income taxes
Total operating income for reportable segments	$226,856	$150,741	$658,647	$470,815
Other operating loss (b)	(24,788)	(23,769)	(77,872)	(84,675)
Operating income	202,068	126,972	580,775	386,140

Items excluded from operating income:
Interest expense	(237,487)	(243,390)	(714,337)	(686,100)
Interest income	13,353	4,581	28,317	27,118
Equity in net income of affiliates	––	2,677	4,377	5,872
Gain (loss) on sale of affiliate interests	(618)	––	183,270	––
Gain (loss) on investments, net	(46,136)	100,922	(31,505)	179,113
Gain (loss) on derivative contracts, net	1,185	(130,019)	37,087	(172,634)
Write-off of deferred financing costs	(2,919)	(6,084)	(2,919)	(14,083)
Loss on extinguishment of debt	(19,113)	––	(19,113)	(13,125)
Minority interests	(401)	381	814	1,279
Miscellaneous, net	457	2,256	1,908	2,283
Income (loss) from continuing operations before income taxes	$(89,611)	$(141,704)	$68,674	$(284,137)

(a)                                  Represents net revenues of Clearview Cinemas and PVI Virtual Media.

(b)                                 Principally includes unallocated corporate general and administrative costs, in addition to the operating results of Clearview Cinemas and PVI Virtual Media. The 2007 and 2006 periods also include costs allocated to Fox Sports Net Bay Area that were not eliminated as a result of the sale of that business. The 2006 periods also include costs allocated to Fox Sports Net Chicago that were not eliminated as a result of the shut down of that business.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Capital Expenditures
Telecommunications Services	$202,713	$194,037	$515,098	$662,560
Rainbow	6,277	6,440	12,173	11,558
Madison Square Garden	9,469	6,137	15,594	12,511
Corporate and other	2,747	4,918	11,506	13,248
	$221,206	$211,532	$554,371	$699,877

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States primarily concentrated in the New York metropolitan area.

Concentrations of Credit Risk

Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade receivables. Cash is invested in money market funds and bank time deposits. The Company’s cash investments are placed with money market funds or financial institutions that have received the highest rating awarded by Standard & Poor’s and Moody’s Investors Service. The Company selects money market funds that predominately invest in marketable, direct obligations issued or guaranteed by the United States government or its agencies, commercial paper, fully collateralized repurchase agreements, certificates of deposit, banker’s acceptances and time deposits. The

Company did not have any customers that accounted for 10% or more of the Company’s consolidated net trade receivable balances or 10% or more of the Company’s consolidated net revenues at or for the nine months ended September 30, 2007.

NOTE 16.                                          EQUITY AND LONG-TERM INCENTIVE PLANS

The following table summarizes activity for the Company’s restricted shares for the nine months ended September 30, 2007:

	Number of Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant

Unvested award balance, December 31, 2006	8,108,639	$19.26
Granted	2,002,454	29.23
Awards vested	(5,379,692)	18.30
Forfeited	(362,622)	19.78

Unvested award balance, September 30, 2007	4,368,779	$24.97

The Company recognizes compensation expense for restricted shares and restricted stock units using a straight-line amortization method, based on the grant date price of Cablevision NY Group Class A common stock over the vesting period, except for restricted stock units granted to non-employee directors which vest 100% and are expensed at the date of grant.

In August 2007, June 2007 and March 2007, 35,000, 1,220,887 and 4,116,499 restricted shares, respectively, issued to employees of the Company vested. To fulfill the employees’ statutory minimum tax withholding obligations of $500, $18,784 and $49,693, respectively, for the applicable income and other employment taxes, 15,457, 529,692 and 1,609,749, respectively, of these shares were surrendered to the Company. The 2,154,898 acquired shares have been classified as treasury stock. These net share settlements had no impact on the amount of compensation cost recognized in respect of these awards. Additionally, in connection with the vesting of these shares, the Company paid the special dividend related to such shares that was declared and accrued in 2006 aggregating $53,680.

Share-based compensation, including compensation relating to restricted shares, for the three and nine months ended September 30, 2007 and 2006 was $10,908 and $17,556, and $49,685 and $56,568, respectively.

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

In connection with all long-term incentive awards granted under the Company’s Long-Term Incentive plans, the Company has recorded expense of $18,605 and $55,090, for the three and nine months ended September 30, 2007, respectively, and $14,433 and $44,376 for the three and nine month periods ended September 30, 2006, respectively. At September 30, 2007 and December 31, 2006, the Company had accrued $91,426 and $51,905, respectively, for its performance-based cash awards for which the performance criteria had not been satisfied as of September 30, 2007, as such awards are based on achievement of certain performance criteria through various dates ending on December 31, 2009.  The Company has accrued approximately $49,867 in connection with its 2005 Long-Term Incentive Award through September 30, 2007. The performance targets for this award run through December 31, 2007.

The Company currently believes that it is probable that each of its performance-based awards will ultimately be paid. However, if the Company subsequently determines that it is probable that such awards will not be paid, the Company would reverse the related accrual in respect of such award in the period such determination is made.

NOTE 17.                                          TRANSACTIONS

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

The Company recorded a pretax gain of $183,270 ($108,276, net of taxes) in connection with the New England Sale and a pretax gain of $317,846 ($187,784, net of taxes), relating to the Bay Area Sale. The net operating results of Fox Sports Net Bay Area have been classified as discontinued operations for all periods presented. The net operating results of Fox Sports Net Bay Area were previously reported in the Rainbow segment.

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

NOTE 18.                                          DOLAN FAMILY GROUP TRANSACTION

On May 2, 2007, Cablevision entered into a merger agreement with Central Park Holding Company, LLC (“Dolan Family Acquisition Company”), an entity owned by the Dolan Family Group, and Central Park Merger Sub, Inc. The terms of the merger agreement provided that Central Park Merger Sub, Inc. would be merged with and into Cablevision and, as a result, Cablevision would continue as the surviving corporation and a wholly-owned subsidiary of Dolan Family Acquisition Company (the “Proposed Merger”).

On October 24, 2007, the Proposed Merger was submitted to a vote of Cablevision’s shareholders and did not receive shareholder approval. Subsequently, the parties terminated the merger agreement pursuant to its terms.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$764,333	$390,143
Restricted cash	62,312	11,390
Accounts receivable, trade (less allowance for doubtful accounts of $14,475 and $17,257)	503,123	516,533
Prepaid expenses and other current assets	224,167	175,787
Feature film inventory, net	125,065	124,778
Deferred tax asset	389,940	236,037
Investment securities pledged as collateral	195,130	—
Advances to affiliates	310,613	229,677
Derivative contracts	771	81,140
Assets held for sale	—	49,189
Total current assets	2,575,454	1,814,674

Property, plant and equipment, net of accumulated depreciation of $6,885,510 and $6,254,510	3,483,713	3,713,030
Investments in affiliates	—	49,950
Notes and other receivables	41,421	29,659
Investment securities pledged as collateral	851,718	1,080,229
Other assets	88,908	80,273
Feature film inventory, net	400,226	375,700
Deferred carriage fees, net	157,539	173,059
Cable television franchises	731,848	731,848
Affiliation, broadcast and other agreements, net of accumulated amortization of $433,985 and $390,324	354,021	397,682
Other intangible assets, net of accumulated amortization of $96,065 and $77,255	309,595	325,291
Excess costs over fair value of net assets acquired	1,023,860	1,024,168
Deferred financing and other costs, net of accumulated amortization of $66,099 and $55,445	89,939	98,553
Assets held for sale	—	79,112
	$10,108,242	$9,973,228

See accompanying notes to

condensed consolidated financial statements.

	September 30, 2007	December 31, 2006
	(unaudited)
LIABILITIES AND STOCKHOLDER’S DEFICIENCY

Current Liabilities:

Accounts payable	$396,664	$389,400
Accrued liabilities	758,091	934,462
Deferred revenue	235,001	162,463
Feature film and other contract obligations	116,616	121,890
Liabilities under derivative contracts	10,423	6,568
Bank debt	125,000	93,750
Collateralized indebtedness	172,822	102,268
Capital lease obligations	5,761	7,069
Notes payable	1,017	17,826
Senior notes and debentures	999,991	499,952
Liabilities held for sale	—	6,024
Total current liabilities	2,821,386	2,341,672

Feature film and other contract obligations	307,186	312,344
Deferred revenue	13,835	14,337
Deferred tax liability	609,958	262,843
Liabilities under derivative contracts	165,617	204,887
Other liabilities	310,235	326,306
Bank debt	4,806,250	4,898,750
Collateralized indebtedness	667,274	819,306
Senior notes and debentures	3,494,862	3,994,004
Senior subordinated notes and debentures	323,247	497,011
Notes payable	—	1,017
Capital lease obligations	52,501	54,389
Minority interests	784	49,670
Liabilities held for sale	—	19
Total liabilities	13,573,135	13,776,555

Commitments and contingencies

Stockholder’s deficiency:
Series A Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
Series B Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
8% Series D Cumulative Preferred Stock, $.01 par value, 112,500 shares authorized, none issued ($100 per share liquidation preference)	—	—
Preferred Stock, $.01 par value, 9,487,500 shares authorized, none issued	—	—
Common Stock, $.01 par value, 20,000,000 shares authorized, 11,595,635 shares issued and outstanding	116	116
Paid-in capital	171,210	120,017
Accumulated deficit	(3,624,265)	(3,911,510)
	(3,452,939)	(3,791,377)
Accumulated other comprehensive loss	(11,954)	(11,950)

Total stockholder’s deficiency	(3,464,893)	(3,803,327)
	$10,108,242	$9,973,228

See accompanying notes to

condensed consolidated financial statements

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2007 and 2006

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues, net	$1,511,799	$1,381,716	$4,642,416	$4,166,173

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	637,807	624,820	2,053,732	1,869,002
Selling, general and administrative	390,618	346,446	1,161,850	1,074,732
Restructuring charges (credits)	1,107	(1,729)	2,562	(4,483)
Depreciation and amortization (including impairments)	280,199	285,207	843,497	840,782
	1,309,731	1,254,744	4,061,641	3,780,033
Operating income	202,068	126,972	580,775	386,140

Other income (expense):
Interest expense	(203,733)	(209,891)	(613,422)	(587,134)
Interest income	12,784	4,559	25,176	26,452
Equity in net income of affiliates	—	2,677	4,377	5,872
Gain (loss) on sale of affiliate interests	(618)	—	183,270	—
Gain (loss) on investments, net	(46,136)	100,518	(31,505)	178,594
Gain (loss) on derivative contracts, net	1,185	(130,019)	37,087	(172,634)
Write-off of deferred financing costs	(2,919)	(6,084)	(2,919)	(14,083)
Loss on extinguishment of debt	(19,113)	—	(19,113)	(13,125)
Minority interests	(401)	381	814	1,279
Miscellaneous, net	457	2,256	1,908	2,283
	(258,494)	(235,603)	(414,327)	(572,496)
Income (loss) from continuing operations before income taxes	(56,426)	(108,631)	166,448	(186,356)
Income tax benefit (expense)	14,759	67,816	(75,493)	97,435

Income (loss) from continuing operations	(41,667)	(40,815)	90,955	(88,921)
Income (loss) from discontinued operations, including gain on sale of Fox Sports Net Bay Area of $187,784, net of taxes	(440)	2,578	197,175	44,867

Income (loss) before cumulative effect of a change in accounting principle	(42,107)	(38,237)	288,130	(44,054)
Cumulative effect of a change in accounting principle, net of taxes	—	—	(443)	(862)

Net income (loss)	$(42,107)	$(38,237)	$287,687	$(44,916)

See accompanying notes to

condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2007 and 2006

(Dollars in thousands)

(Unaudited)

	2007	2006
Cash flows from operating activities:
Income (loss) from continuing operations	$90,955	$(88,921)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	843,497	840,782
Equity in net income of affiliates	(4,377)	(5,872)
Minority interests	(814)	(1,279)
Gain on sale of affiliate interests	(183,270)	—
Loss (gain) on investments, net	31,505	(173,195)
Write-off of deferred financing costs	2,919	14,083
Unrealized loss (gain) on derivative contracts	(43,348)	143,159
Loss on extinguishment of debt	19,113	13,125
Amortization of deferred financing, discounts on indebtedness and other deferred costs	54,647	52,261
Share-based compensation expense related to equity classified awards	42,045	46,764
Deferred income tax	52,996	(104,491)
Amortization and write-off of feature film inventory	100,028	91,598
Provision for doubtful accounts	40,228	28,942
Changes in other assets and liabilities	(437,341)	(160,932)
Net cash provided by operating activities	608,783	696,024

Cash flows from investing activities:
Capital expenditures	(554,371)	(699,877)
Proceeds from sale of equipment, net of costs of disposal	2,458	9,425
Decrease in investment securities and other investments	269	705
Decrease in restricted cash	2,433	2,614
Additions to other intangible assets	(3,115)	(1,414)
Proceeds from sale of affiliate interests	208,119	—
Distributions from equity method investees, net	24,506	—
Net cash used in investing activities	(319,701)	(688,547)

Cash flows from financing activities:
Proceeds from bank debt	73,000	5,438,000
Repayment of bank debt	(134,250)	(2,260,250)
Redemption of senior subordinated notes and debentures	(193,158)	(263,125)
Proceeds from collateralized indebtedness	—	529,520
Repayment of collateralized indebtedness	—	(480,419)
Capital contribution from (distribution to) Cablevision	3,796	(2,959,645)
Proceeds from derivative contracts	—	(44,368)
Payments on capital lease obligations and other debt	(5,472)	(6,655)
Additions to deferred financing and other costs	—	(47,374)
Distributions to minority partners	(13,454)	(13,458)
Net cash used in financing activities	(269,538)	(107,774)

Net increase (decrease) in cash and cash equivalents from continuing operations	19,544	(100,297)

Cash flows of discontinued operations:
Net cash provided by operating activities	17,827	95,727
Net cash provided by investing activities	312,358	4,013
Net change in cash classified in assets held for sale	24,461	15,401
Net effect of discontinued operations on cash and cash equivalents	354,646	115,141

Cash and cash equivalents at beginning of year	390,143	366,848

Cash and cash equivalents at end of period	$764,333	$381,692

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

The financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 presented in this Form 10-Q are unaudited; however, in the opinion of management, such financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and the Company’s Form 8-K filed on August 10, 2007.

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

NOTE 4.                COMPREHENSIVE INCOME (LOSS)

The following table is a reconciliation of the Company’s net income (loss) to comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net income (loss)	$(42,107)	$(38,237)	$287,687	$(44,916)
Other comprehensive income (loss):
Amortization of prior service cost and gains and losses included in net periodic benefit cost, net of taxes	4	—	(4)	—
Comprehensive income (loss)	$(42,103)	$(38,237)	$287,683	$(44,916)

NOTE 5.                RECLASSIFICATIONS

As a result of the sale of the Company’s 60% interest in Fox Sports Net Bay Area in June 2007, the net operating results of Fox Sports Net Bay Area have been classified as discontinued operations in the condensed consolidated statements of operations and cash flows for all periods presented.  The net assets and liabilities of Fox Sports Net Bay Area as of December 31, 2006 have been classified as assets and liabilities held for sale in the condensed consolidated balance sheet.  See Note 8 and Note 17.

NOTE 6.                CASH FLOWS

For purposes of the condensed consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

During the nine months ended September 30, 2007 and 2006, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Nine Months Ended September 30,
	2007	2006
Non-Cash Investing and Financing Activities:
Continuing Operations:
Capital lease obligations	$2,276	$11,751
Dividends payable on equity classified share-based awards	—	—
Redemption of collateralized indebtedness with related prepaid forward contracts and stock	102,469	250,412
Redemption of collateralized indebtedness with related prepaid forward contracts	—	31,385
Receivable related to sale of interest in equity method investee	4,767	—

Discontinued Operations:
Net interest accrued on make whole payment obligation to Loral	2,167	—
Receivable related to sale of affiliate interest	15,800	—

Supplemental Data:
Cash interest paid - continuing operations	645,679	542,844
Cash interest paid - discontinued operations	—	12
Income taxes paid, net	24,456	10,015

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

In June 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF No. 06-3”), which addresses the income statement disclosures for taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and may include, but are not limited to, sales, use, value added, and some excise taxes.  The presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion No. 22.  In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant and can be done on an aggregate basis.  EITF No. 06-3 was effective January 1, 2007 for the Company.  For the three and nine months ended September 30, 2007 and 2006, the amount of franchise fees included as a component of net revenue aggregated $27,786 and $82,966, and $25,674 and $75,180, respectively.

NOTE 8.                DISCONTINUED OPERATIONS AND NET ASSETS HELD FOR SALE

In June 2007, the Company completed the sale of its 60% interest in Fox Sports Net Bay Area to Comcast Corporation (“Comcast”) (see Note 17).  In addition, in June 2006 and April 2005, respectively, the operations of the Fox Sports Net Chicago programming business and the Rainbow DBS satellite distribution business were shut down.  As a result, the operating results of these businesses, net of taxes, have been classified in the condensed consolidated statements of operations as discontinued operations for all periods presented.  Operating results of discontinued operations for the three and nine months ended September 30, 2007 and 2006 are summarized below:

	Three Months Ended September 30, 2007
	Fox Sports Net Bay Area	Rainbow DBS distribution business	Total

Revenues, net	$—	$—	$—

Loss before income taxes	$(118)	$(628)	$(746)
Income tax benefit	49	257	306

Net loss	$(69)	$(371)	$(440)

	Three Months Ended September 30, 2006
	Fox Sports Net Bay Area	Fox Sports Net Chicago (a)	Rainbow DBS distribution business	Total

Revenues, net	$27,020	$—	$—	$27,020

Income (loss) before income taxes	$5,079	$311	$(1,025)	$4,365
Income tax benefit (expense)	(2,080)	(127)	420	(1,787)

Net income (loss)	$2,999	$184	$(605)	$2,578

	Nine Months Ended September 30, 2007
	Fox Sports Net Bay Area	Rainbow DBS distribution business	Total

Revenues, net	$53,894	$—	$53,894

Income before income taxes, including gain on sale of Fox Sports Net Bay Area of $317,846	$326,017	$7,725	$333,742
Income tax expense	(133,406)	(3,161)	(136,567)

Net income, including gain on sale of Fox Sports Net Bay Area of $187,784, net of taxes	$192,611	$4,564	$197,175

	Nine Months Ended September 30, 2006
	Fox Sports Net Bay Area	Fox Sports Net Chicago (a)	Rainbow DBS distribution business	Total

Revenues, net	$75,844	$78,974	$—	$154,818

Income (loss) before income taxes	$11,807	$72,601	$(4,875)	$79,533
Income tax benefit (expense)	(4,835)	(31,827)	1,996	(34,666)

Net income (loss)	$6,972	$40,774	$(2,879)	$44,867

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

The assets and liabilities of Fox Sports Net Bay Area have been classified in the consolidated balance sheet as of December 31, 2006 as assets and liabilities held for sale and consist of the following:

December 31, 2006

Cash and cash equivalents	$24,461
Accounts receivable, prepaid expenses and other current assets	24,728
Property and equipment, net and other long-term assets	15,950
Intangible assets, net	63,162
Total assets held for sale	$128,301

Accounts payable and accrued expenses	$5,059
Other current liabilities	965
Other long-term liabilities	19
Total liabilities held for sale	$6,043

NOTE 9.                INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Gross carrying amount of amortizable intangible assets
Affiliation relationships and affiliate agreements	$742,416	$742,416
Broadcast rights and other agreements	45,590	45,590
Season ticket holder relationships	75,005	75,005
Suite holder contracts and relationships	21,167	21,167
Advertiser relationships	103,524	103,524
Other intangibles	43,933	40,819
	1,031,635	1,028,521
Accumulated amortization
Affiliation relationships and affiliate agreements	395,842	353,518
Broadcast rights and other agreements	38,143	36,806
Season ticket holder relationships	14,115	10,027
Suite holder contracts and relationships	8,306	5,815
Advertiser relationships	50,875	42,274
Other intangibles	22,769	19,139
	530,050	467,579
Indefinite-lived intangible assets
Cable television franchises	731,848	731,848
Sports franchises	96,215	96,215
FCC licenses and other intangibles	11,936	11,936
Trademarks	53,880	53,880
Excess costs over the fair value of net assets acquired	1,023,860	1,024,168
	1,917,739	1,918,047

Total intangible assets, net	$2,419,324	$2,478,989

Aggregate amortization expense
Nine months ended September 30, 2007 and year ended December 31, 2006 (excluding impairment charges of $899 for the year ended December 31, 2006)	$62,630	$84,803

Estimated amortization expense
Year ending December 31, 2007	$83,238
Year ending December 31, 2008	81,064
Year ending December 31, 2009	74,655
Year ending December 31, 2010	71,649
Year ending December 31, 2011	70,901

NOTE 10.              DEBT

On July 24, 2007, Rainbow National Services LLC (“RNS”), an indirect wholly-owned subsidiary of Cablevision entered into an equity commitment agreement with its sole member, Rainbow Programming Holdings LLC (“RPH”), an indirect wholly-owned subsidiary of Rainbow Media Holdings, pursuant to which RPH agreed to purchase additional membership interests in RNS for an aggregate purchase price of $203,000.  RNS used the proceeds of the investment by RPH to redeem $175,000 in aggregate principal amount of its 10-3/8% senior subordinated notes due 2014, representing 35% of the outstanding notes, at a redemption price equal to 110.375% of the principal amount of the notes plus accrued and unpaid interest to August 31, 2007, the redemption date.  In connection with the redemption, the Company recognized a loss on extinguishment of debt of $19,113, representing primarily the redemption premium, and the write-off of the related unamortized deferred financing costs of $2,919.

NOTE 11.              COLLATERALIZED INDEBTEDNESS

The following table summarizes the settlement of the Company’s collateralized indebtedness for the nine months ended September 30, 2007.  The Company’s collateralized indebtedness obligations relating to shares of Charter Communications, Inc. and Leapfrog Enterprises, Inc. were settled by delivering the underlying securities and the related equity derivative contracts.

	Charter	Leapfrog	Total

Number of shares	3,724,460	800,000

Collateralized indebtedness settled	$(83,231)	$(19,238)	$(102,469)
Prepaid forward contracts	70,903	10,638	81,541
Fair value of underlying securities delivered	12,328	8,600	20,928
Net cash payment	$—	$—	$—

At September 30, 2007, the Company had collateralized indebtedness obligations of $172,822 that will mature during the next twelve months.  The Company intends to settle such obligations either by delivering shares of the applicable stock and the related equity derivative contracts or by delivering cash from the net proceeds of a new monetization transaction.  In the event of an early termination of any of these contracts, the Company would be expected to pay the counterparty an amount approximately equal to the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated on or near the termination date.

NOTE 12.              INCOME TAXES

The income tax expense attributable to continuing operations for the nine months ended September 30, 2007 of $75,493 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state taxes, tax expense of $5,027, including accrued interest, recorded pursuant to FIN 48, tax expense of $1,468 resulting from a change in the deferred tax rate, and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $7,314 and $4,436, respectively, partially offset by a decrease in the valuation allowance of $1,303 relating to certain state net operating loss carry forwards.

The income tax benefit attributable to continuing operations for the nine months ended September 30, 2006 of $97,435 differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to state taxes, a decrease in the valuation allowance of $5,414 relating to certain state net operating loss carry forwards, a tax benefit of $5,013 resulting from the favorable settlement of an issue with a taxing authority, and a tax benefit of $16,356 resulting from the reduction of a tax contingency liability, partially offset by the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $3,951 and $4,780, respectively.

In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period.  The estimated annual effective tax rate is revised on a quarterly basis and therefore may be different from the rate used for a prior interim period.  The income tax benefit for the three months ended September 30, 2007 is equal to the difference between the income tax provision for the six month and nine month periods ended June 30, 2007 and September 30, 2007.

In connection with the tax allocation policy between the Company and Cablevision, the Company has recorded a payable due to Cablevision and Cablevision has recorded a receivable due from the Company, both in the amount of $12,659, representing the estimated federal income tax liability of the Company for the nine months ended September 30, 2007 as determined on a stand-alone basis as if the Company filed separate federal consolidated income tax returns.

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

Interest expense related to income tax liabilities recognized in accordance with the provisions of FIN 48 is included in income tax expense, consistent with the Company’s historical policy.  Interest expense of $1,875 and the associated deferred tax benefit of $767 have been recognized in the nine month period ended September 30, 2007 and are included in income tax expense in the Company’s condensed consolidated statement of operations.  At January 1, 2007, accrued interest on uncertain tax positions was $2,617 and was included in other current liabilities in the consolidated balance sheet.

As of January 1, 2007, the Company had a liability recorded with regard to the Ohio income tax audit for the year ended December 31, 2000 of $10,937, including accrued interest.  During the three month period ended March 31, 2007, the liability, including accrued interest, was increased by $3,327, to $14,264, resulting in additional income tax expense in the Company’s condensed consolidated statement of operations.  Such amount excludes the associated deferred tax benefit.  In April 2007, the Company and representatives from the Ohio Department of Taxation agreed to settle the Ohio income tax audit for the tax year ended December 31, 2000 for $18,000, inclusive of interest.  Therefore, the Company recognized additional income tax expense of $3,736, excluding deferred tax benefit, in the three month period ended June 30, 2007.

As of September 30, 2007, the Company had a liability of $1,963 for uncertain income tax positions, excluding accrued interest, net of deferred tax benefits of $640.

In July 2007, the Internal Revenue Service (“IRS”) completed its audit of the Company’s consolidated federal income tax returns for 2002 and 2003.  The completion of this audit did not have a significant effect on the Company’s consolidated financial statements.  In October 2007, the IRS began an audit of the Company’s consolidated federal income tax returns for 2004 and 2005.

With a few exceptions, the Company is no longer subject to state and local income tax audits by taxing authorities for years prior to 2003.  The most significant jurisdictions in which the Company is required to file income tax returns include the state of New York, New Jersey and Connecticut and the city of New York.  In September 2007, the state of New York started an audit of 2003 through 2005.

Management does not believe that the resolution of the ongoing income tax examinations described above will have a material adverse impact on the financial position of the Company.  Changes in the liabilities for uncertain tax positions will be recognized in the interim period in which the positions are effectively settled or there is a change in factual circumstances.

NOTE 13.           BENEFIT PLANS

Components of the net periodic pension cost, recorded primarily in selling, general and administrative expenses, for the Company’s qualified and non-qualified defined benefit and other postretirement plans for the three and nine months ended September 30, 2007 and 2006, are as follows:

	Cablevision Qualified and Non–qualified Defined Benefit Plans		Madison Square Garden Qualified and Non–qualified Defined Benefit Plans		Madison Square Garden Postretirement Benefit Plan
	Three Months Ended September 30,
	2007	2006	2007	2006	2007	2006

Service cost	$7,904	$7,345	$1,201	$1,247	$91	$99
Interest cost	2,510	2,053	1,480	1,360	95	90
Expected return on plan assets	(2,957)	(2,470)	(1,219)	(921)	––	––
Recognized prior service cost (credit)	––	3	6	6	(33)	(33)
Recognized actuarial (gain) loss	––	––	37	157	(3)	(1)
Recognized transition asset	––	––	(1)	(1)	––	––
Net periodic benefit cost	$7,457	$6,931	$1,504	$1,848	$150	$155

	Cablevision Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Qualified and Non-qualified Defined Benefit Plans		Madison Square Garden Postretirement Benefit Plan
	Nine Months Ended September 30,
	2007	2006	2007	2006	2007	2006

Service cost	$23,711	$22,034	$3,604	$3,741	$275	$299
Interest cost	7,530	6,159	4,439	4,081	285	271
Expected return on plan assets	(8,809)	(7,411)	(3,427)	(2,764)	––	––
Recognized prior service cost (credit)	––	9	19	19	(100)	(100)
Recognized actuarial (gain) loss	––	––	84	470	(8)	(3)
Recognized transition asset	––	––	(2)	(2)	––	––
Net periodic benefit cost	$22,432	$20,791	$4,717	$5,545	$452	$467

For the nine months ended September 30, 2007, the Company contributed $11,967 to the Madison Square Garden Qualified Defined Benefit Plans (the “MSG Qualified Plans”), $28,200 to the Cablevision Cash Balance Retirement Plan and currently does not expect to make any additional contributions to either the Cablevision Cash Balance Retirement Plan or the MSG Qualified Plans for the remainder of 2007.

NOTE 14.           LEGAL MATTERS

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

Cablevision reached an agreement in principle with respect to the settlement of the Delaware action in the quarter ended June 30, 2007.  In connection with the anticipated settlement, Cablevision expects to seek dismissal of the New York action as well as the Delaware action.

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

Dolan Family Group 2006 Proposal

In October 2006, a number of shareholder class action lawsuits (the “Transactions Lawsuits”) were filed against Cablevision and its individual directors in New York Supreme Court, Nassau County, relating to the October 8, 2006 offer by the Dolan Family Group to acquire all of the outstanding shares of Cablevision’s common stock, except for the shares held by the Dolan Family Group.  These lawsuits allege breaches of fiduciary duty and seek injunctive relief to prevent consummation of the proposed transaction and compensatory damages.  (In addition, a similar claim was added to a shareholder derivative action involving claims for alleged options backdating that was pending in the District Court for the Eastern District of New York, which is described below under “Stock Option Related Matters.”)  The New York Supreme Court ordered expedited discovery, which began in November 2006.  On January 12, 2007, the Special Transaction Committee of the Board (“Special Transaction Committee”) received a revised proposal from the Dolan Family Group to acquire all of the outstanding shares of common stock of Cablevision, except for the shares held by the Dolan Family Group.  On January 16, 2007, the Special Transaction Committee delivered a letter to Charles F. Dolan and James L. Dolan, rejecting as inadequate the revised proposal.  As discussed in Note 18, on May 2, 2007, Cablevision entered into a merger agreement pursuant to which, if the merger contemplated thereby was consummated, the Dolan Family Group would obtain ownership of all of the common stock equity of Cablevision (the “Proposed Merger”).  Lawyers representing shareholders in certain of the Transactions Lawsuits, in consultation with lead counsel for the plaintiffs in the Nassau County Supreme Court options backdating litigations, participated in the negotiations to improve the financial terms of the Proposed Merger as well as to add certain contractual provisions designed to protect the rights of shareholders. Based upon the above events and circumstances, and the role that the lead counsel for the plaintiffs in the Transactions Lawsuits played in connection with the Proposed Merger, the parties subsequently reached a memorandum of understanding for the dismissal of the Transactions Lawsuits (and of the going-private claim in the cases pending in the U.S. District Court for the Eastern District of New York), subject to approval of a settlement by the Nassau County Supreme Court, and for the transfer to Cablevision, if the Proposed Merger were to be consummated, of the options-related derivative claims pending in the Nassau County Supreme Court and in the U.S. District Court for the Eastern District of New York.  Pursuant to the memorandum of understanding, the parties executed a stipulation of settlement as of September 18, 2007.  The stipulation of settlement was conditioned on, among other things, consummation of the Proposed Merger, and provided that the stipulation would become null and void and of no further force and effect in the event that this condition was not satisfied.  This condition was not satisfied.

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

Contract Dispute

In September 2005, Loral filed an action against Cablevision and Rainbow DBS for breach of contract based on a letter agreement dated March 23, 2001 (“the Letter Agreement”) between Loral and Rainbow DBS.  Loral alleges that the sale of the Rainbow-1 satellite and related assets to EchoStar constituted a sale of “substantially all of the assets of Rainbow DBS” triggering a “Make Whole Payment” under the Letter Agreement of $33,000 plus interest.  A trial in this matter took place in January 2007 in New York Supreme Court for New York County.  On January 24, 2007, the jury returned a verdict finding that the EchoStar sale had triggered a Make Whole Payment under the Letter Agreement, requiring a payment to Loral of $50,898, including interest, which was accrued for as of December 31, 2006 and reflected as an expense in discontinued operations.  On March 12, 2007, judgment was entered against Cablevision and Rainbow DBS in the amount of $52,159.  Cablevision and Rainbow DBS filed a motion for judgment as a matter of law, or in the alternative for a new trial, which was denied by the court on March 30, 2007.  The Company has posted a cash collateralized bond in the amount of $52,159, which is reflected as restricted cash in the Company’s condensed consolidated balance sheet at September 30, 2007, and the Company is in the process of appealing the judgment.

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

In addition, in August, September and October 2006, purported derivative lawsuits (including one purported combined derivative and class action lawsuit) relating to the Company’s past stock option and SAR grants were filed in New York State Supreme Court for Nassau County, the United States District Court for the Eastern District of New York, and Delaware Chancery Court for New Castle County, by parties identifying themselves as shareholders of Cablevision purporting to act on behalf of Cablevision.  These lawsuits named as defendants certain present and former members of Cablevision’s Board of Directors and certain present and former executive officers, alleging breaches of fiduciary duty and unjust enrichment relating to practices with respect to the dating of stock options, recordation and accounting for stock options, financial statements and SEC filings, and alleged violation of IRC 162(m).  In addition, certain of these lawsuits asserted claims under Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Section 304 of the Sarbanes-Oxley Act.  The lawsuits sought damages from all defendants, disgorgement from the officer defendants, declaratory relief, and equitable relief, including rescission of the 2006 Employee Stock Plan and voiding of the election of the director defendants.  On October 27, 2006, the Board of Directors of Cablevision appointed Grover C. Brown and Zachary W. Carter as directors and, on the same date, appointed Messrs. Brown and Carter to a newly formed special litigation committee (“SLC”) of the Board.  The SLC was directed by the Board to review and analyze the facts and circumstances surrounding these claims, which purport to have been brought derivatively on behalf of the Company, and to consider and determine whether or not prosecution of such claims is in the best interests of the Company and its shareholders, and what actions the Company should take with respect to the cases.  The SLC, through its counsel, filed motions in all three courts to intervene and to stay all proceedings until completion of the SLC’s independent investigation of the claims raised in these actions.  The Delaware action subsequently was voluntarily dismissed without prejudice by the plaintiff.  The actions pending in Nassau County have been consolidated and a single amended complaint has been filed in that jurisdiction. Similarly, the actions pending in the Eastern District of New York have been consolidated and a single amended complaint has been filed in that jurisdiction.  Both the Nassau County action and the Eastern District of New York action assert derivative claims on behalf of the Company as well as direct claims on behalf of Cablevision shareholders relating to the Company’s past stock option and SAR grants.  On November 14, 2006, the trial court in the Nassau County action denied the SLC’s motion for a stay of proceedings and ordered expedited discovery.  The Appellate Division of the New York State Supreme Court subsequently stayed all proceedings in the Nassau County action (including all discovery) pending the SLC’s appeal of the denial of its stay motion.  On October 9, 2007, the Appellate Division affirmed the trial court’s denial of the SLC’s motion to stay proceedings. The U.S. District Court for the Eastern District of New York granted the SLC’s motion for a stay and stayed the cases pending in that court until June 12, 2007.  On June 12, 2007, the SLC requested an extension of the stay until either the closing of the Proposed Merger or 30 days after it is determined that the transaction will not close.  On June 26, 2007, the court granted the requested extension of the stay.

As discussed in Note 18, on May 2, 2007, Cablevision entered into a merger agreement pursuant to which the Dolan Family Group would obtain ownership of all of the common stock equity of Cablevision in the Proposed Merger.  Included in the $36.26 per share merger consideration that would have been provided to shareholders in the Proposed Merger was merger consideration payable in exchange for the surviving corporation’s succeeding to Cablevision’s and shareholders’ rights in connection with claims involving alleged options backdating.  As discussed above (under “Dolan Family Group 2006 Proposal”), the stipulation of settlement providing for the succession of those claims was conditioned on, among other things, consummation of the Proposed Merger.  This condition was not satisfied.

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

NOTE 15.           SEGMENT INFORMATION

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues, net from continuing operations
Telecommunications Services	$1,179,471	$1,075,754	$3,503,598	$3,118,087
Rainbow	221,751	190,022	650,516	573,490
Madison Square Garden	130,259	128,516	548,191	514,402
All other (a)	21,089	21,249	55,725	59,476
Intersegment eliminations	(40,771)	(33,825)	(115,614)	(99,282)
	$1,511,799	$1,381,716	$4,642,416	$4,166,173

Intersegment eliminations are primarily affiliate revenues recognized by our Rainbow and MSG segments from the sale of cable network programming to our Telecommunication Services segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Intersegment Revenues
Telecommunications Services	$388	$411	$1,225	$1,247
Rainbow	14,513	9,765	36,104	27,644
Madison Square Garden	25,870	23,649	78,285	70,391
	$40,771	$33,825	$115,614	$99,282

Reconciliation (by Segment and in Total) of Adjusted Operating Cash Flow to Operating Income (Loss) from Continuing Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Adjusted operating cash flow from continuing operations
Telecommunications Services	$446,524	$411,544	$1,330,871	$1,232,281
Rainbow	51,912	36,697	132,943	81,186
Madison Square Garden	10,238	(6,093)	60,367	18,788
All other (b)	(14,392)	(14,142)	(47,662)	(53,248)
	$494,282	$428,006	$1,476,519	$1,279,007

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Depreciation and amortization (including impairments) included in continuing operations
Telecommunications Services	$233,100	$233,871	$700,917	$686,506
Rainbow	22,992	24,709	69,881	73,307
Madison Square Garden	14,124	15,616	43,645	46,271
All other (b)	9,983	11,011	29,054	34,698
	$280,199	$285,207	$843,497	$840,782

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Share-based compensation expense included in continuing operations
Telecommunications Services	$5,374	$9,154	$23,079	$27,784
Rainbow	2,957	5,211	15,792	17,689
Madison Square Garden	2,300	2,846	9,724	9,757
All other (b)	277	345	1,090	1,338
	$10,908	$17,556	$49,685	$56,568

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Restructuring charges (credits) included in continuing operations
Telecommunications Services	$—	$—	$—	$(17)
Rainbow	971	––	2,496	143
Madison Square Garden	––	––	––	––
All other (b)	136	(1,729)	66	(4,609)
	$1,107	$(1,729)	$2,562	$(4,483)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating income (loss) from continuing operations
Telecommunications Services	$208,050	$168,519	$606,875	$518,008
Rainbow	24,992	6,777	44,774	(9,953)
Madison Square Garden	(6,186)	(24,555)	6,998	(37,240)
All other (b)	(24,788)	(23,769)	(77,872)	(84,675)
	$202,068	$126,972	$580,775	$386,140

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income (loss) from continuing operations before income taxes
Total operating income for reportable segments	$226,856	$150,741	$658,647	$470,815
Other operating loss (b)	(24,788)	(23,769)	(77,872)	(84,675)
Operating income	202,068	126,972	580,775	386,140

Items excluded from operating income:
Interest expense	(203,733)	(209,891)	(613,422)	(587,134)
Interest income	12,784	4,559	25,176	26,452
Equity in net income of affiliates	––	2,677	4,377	5,872
Gain (loss) on sale of affiliate interests	(618)	––	183,270	––
Gain (loss) on investments, net	(46,136)	100,518	(31,505)	178,594
Gain (loss) on derivative contracts, net	1,185	(130,019)	37,087	(172,634)
Write-off of deferred financing costs	(2,919)	(6,084)	(2,919)	(14,083)
Loss on extinguishment of debt	(19,113)	––	(19,113)	(13,125)
Minority interests	(401)	381	814	1,279
Miscellaneous, net	457	2,256	1,908	2,283
Income (loss) from continuing operations before income taxes	$(56,426)	$(108,631)	$166,448	$(186,356)

(a)       Represents net revenues of Clearview Cinemas and PVI Virtual Media.

(b)       Principally includes unallocated corporate general and administrative costs, in addition to the operating results of Clearview Cinemas and PVI Virtual Media.  The 2007 and 2006 periods also include costs allocated to Fox Sports Net Bay Area that were not eliminated as a result of the sale of that business.  The 2006 periods also include costs allocated to Fox Sports Net Chicago that were not eliminated as a result of the shut down of that business.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Capital Expenditures
Telecommunications Services	$202,713	$194,037	$515,098	$662,560
Rainbow	6,277	6,440	12,173	11,558
Madison Square Garden	9,469	6,137	15,594	12,511
Corporate and other	2,747	4,918	11,506	13,248
	$221,206	$211,532	$554,371	$699,877

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States primarily concentrated in the New York metropolitan area.

Concentrations of Credit Risk

Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade receivables.  Cash is invested in money market funds and bank time deposits.  The Company’s cash investments are placed with money market funds or financial institutions that have received the highest rating awarded by Standard & Poor’s and Moody’s Investors Service.  The Company selects money market funds that predominately invest in marketable, direct obligations issued or guaranteed by the United States government or its agencies, commercial paper, fully collateralized repurchase agreements, certificates of deposit, banker’s acceptances and time deposits.  The Company did not have any customers that accounted for 10% or more of the Company’s consolidated net trade receivable balances or 10% or more of the Company’s consolidated net revenues at or for the nine months ended September 30, 2007.

NOTE 16.           INCENTIVE PLANS

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

In connection with all long-term incentive awards granted under the Company’s Long-Term Incentive plans, the Company has recorded expense of $18,605 and $55,090, for the three and nine months ended September 30, 2007, respectively, and $14,433 and $44,376 for the three and nine month periods ended September 30, 2006, respectively.  At September 30, 2007 and December 31, 2006, the Company had accrued $91,426 and $51,905, respectively, for its performance-based cash awards for which the performance criteria had not been satisfied as of September 30, 2007, as such awards are based on achievement of certain performance criteria through various dates ending on December 31, 2009.  The Company has accrued approximately $49,867 in connection with its 2005 Long-Term Incentive Award through September 30, 2007.  The performance targets for this award run through December 31, 2007.

Cablevision currently believes that it is probable that each of its performance-based awards will ultimately be paid.  However, if Cablevision subsequently determines that it is probable that such awards will not be paid, the Company would reverse the related accrual in respect of such award in the period such determination is made.

NOTE 17.           TRANSACTIONS

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

The Company recorded a pretax gain of $183,270 ($108,276, net of taxes) in connection with the New England Sale and a pretax gain of $317,846 ($187,784, net of taxes), relating to the Bay Area Sale.  The net operating results of Fox Sports Net Bay Area have been classified as discontinued operations for all periods presented.  The net operating results of Fox Sports Net Bay Area were previously reported in the Rainbow segment.

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

NOTE 18.           DOLAN FAMILY GROUP TRANSACTION

On May 2, 2007, Cablevision entered into a merger agreement with Central Park Holding Company, LLC (“Dolan Family Acquisition Company”), an entity owned by the Dolan Family Group, and Central Park Merger Sub, Inc.  The terms of the merger agreement provided that Central Park Merger Sub, Inc. would be merged with and into Cablevision and, as a result, Cablevision would continue as the surviving corporation and a wholly-owned subsidiary of Dolan Family Acquisition Company (the “Proposed Merger”).

On October 24, 2007, the Proposed Merger was submitted to a vote of Cablevision’s shareholders and did not receive shareholder approval.  Subsequently, the parties terminated the merger agreement pursuant to its terms.

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

Telecommunications Services

Our Telecommunications Services segment derives revenues principally through monthly charges to subscribers of our video, high-speed data and voice services.  These monthly charges include fees for cable television programming, as well as, in many cases, equipment rental, pay-per-view and video-on-demand, high-speed data and voice services.  Revenue increases are derived from rate increases, increases in the number of subscribers to these services, including additional services sold to our existing subscribers, and upgrades by video customers in the level of programming package to which they subscribe.  We also derive revenues from the sale of advertising time available on the programming carried on our cable television systems.  Revenues from advertising vary based upon the number and demographics of our subscribers who view the programming carried on our cable television systems.  Because 64% of our basic video customers as of September 30, 2007 are already subscribers to our high-speed data services, our ability to continue to grow our high-speed data services may be limited.  Programming costs are the most significant part of our operating expenses and are expected to increase as a result of digital subscriber growth, additional service offerings and contractual rate increases.

Our cable television video services, which accounted for 47% of our consolidated revenues for the nine months ended September 30, 2007, face competition from the direct broadcast satellite business and the delivery systems of incumbent telephone companies.  There are two major providers of DBS service in the United States, each with significantly higher numbers of subscribers than we have.  We compete with these DBS competitors by “bundling” our service offerings with products that the DBS companies cannot efficiently provide at this time, such as high-speed data service and voice service carried over the cable distribution plant, as well as by providing interactive services that are currently unavailable to a DBS subscriber.  As discussed in greater detail below, we face intense competition from incumbent telephone companies such as Verizon and AT&T, which offer video programming in addition to their voice and high-speed Internet access services, evidencing their commitment to compete across all of the Company’s telecommunications products.  Their competitive position has been improved by recent operational, regulatory and legislative advances that they have made.  Historically, we have made substantial investments in the development of new and innovative programming options for our customers as a way of differentiating ourselves from our competitors.  We likely will continue to do so in order to be a more effective competitor.

Our high-speed data services business, which accounted for 16% of our consolidated revenues for the nine months ended September 30, 2007, faces competition from DSL providers, including Verizon and AT&T.  These providers have become increasingly aggressive in their pricing strategies in recent years, and customers may decide that a reduced price is more important to them than the superior speed that cable modems provide.  As discussed in greater detail below, another source of competition is fiber-based high speed data offerings by incumbent telephone companies which also include Verizon and AT&T.

This competition, together with our already high penetration, is expected to slow our growth in cable modem penetration from the growth rates we have experienced in the past.

Our VoIP offering, which accounted for approximately 8% of our consolidated revenues for the nine months ended September 30, 2007, is competitive with incumbent offerings primarily on the basis of pricing, where unlimited United States, Canada and Puerto Rico long distance, regional and local calling, together with certain features for which the incumbent providers charge extra, are offered at one low price.  To the extent the incumbents, who have financial resources that exceed those of the Company, decide to meet our pricing and/or features or reduce their pricing, future growth and success of this business may be impaired.  The regulatory framework for cable modem service and voice service is being developed and changes in how we, and our competitors, are regulated, including increased regulation, may affect our competitive position.

The telephone companies continue constructing systems designed to provide video programming as well as voice and data services to residential customers in our service area.  AT&T has begun offering video services in our service area in Connecticut and has obtained authorization to provide such service throughout its Connecticut footprint.  What regulatory requirements are applicable to AT&T’s video services is the subject of litigation in federal court.  Verizon has constructed fiber to the home network plant that passes a significant number of households in our service area (currently about a quarter of the households according to our estimates).  Verizon has obtained authority to provide video service (it already has or needs no authority to provide phone and data services) for a majority of these homes passed, on a statewide basis in New Jersey and through numerous local franchises in New York and is offering service in both states.  Verizon has so far not sought to obtain authority for video service in Connecticut.

Optimum Lightpath, which accounted for approximately 3% of our consolidated revenues for the nine months ended September 30, 2007, operates in the most competitive business telecommunications market in the country and competes against the very largest telecommunications companies - incumbent local exchange companies such as Verizon and AT&T, other competitive local exchange companies and long distance companies.  To the extent that dominant market leaders decide to reduce their prices, future success of our Optimum Lightpath business may be impaired.  The trend in business communications has been shifting from a wired voice medium to a wireless, data medium.  Should this trend accelerate dramatically, future growth of Optimum Lightpath may be negatively impacted.

Rainbow

In our Rainbow segment, which accounted for 14% of our consolidated revenues for the nine months ended September 30, 2007, we earn revenues in two principal ways.  First, we receive affiliate fee payments principally from cable television system and DBS operators.  These revenues are generally on a per subscriber basis and earned under multi-year contracts with those operators referred to as affiliation agreements.  The specific affiliate fee revenues we earn vary from operator to operator and also vary among our networks, but are generally based upon the number of each operator’s subscribers who receive our programming, referred to as “viewing subscribers.”  The second principal source of revenues in this segment is from advertising.  Under our agreements with cable television system and DBS operators, we have the right to sell a specific amount of national advertising time on our programming networks.  Our advertising revenues are more variable than affiliate fee revenues because most of our advertising is sold on a short-term basis, not under long-term contracts.  Also, our advertising revenues vary based upon the popularity of our programming as measured by rating services.

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

The principal goals in this segment are to increase our affiliation fee revenues and our advertising revenues by increasing distribution and penetration of our national services.  To do this we must continue to contract for and produce high-quality, attractive programming.  Our greatest challenge arises from the increasing concentration of subscribers in the hands of a few cable television system and DBS operators, creating disparate bargaining power between us and the largest cable television systems and DBS operators.  This increased concentration could adversely affect our ability to increase the penetration of our services or even result in decreased penetration.  In addition, this concentration gives those operators greater leverage in negotiating the pricing and other terms of affiliation agreements.  Moreover, as a result of this concentration, the potential impact of a loss of any one of our major affiliate relationships would have a significant impact on this segment.

Madison Square Garden

Madison Square Garden (“MSG”), which accounted for 12% of our consolidated revenues for the nine months ended September 30, 2007, consists of our owned professional sports teams (principally the New York Knicks of the National Basketball Association (“NBA”) and the New York Rangers of the National Hockey League (“NHL”), along with the Hartford Wolf Pack of the American Hockey League and the New York Liberty of the Women’s National Basketball Association), the MSG Networks sports programming business, and an entertainment business.  It also operates the Madison Square Garden Arena and Radio City Music Hall, and, effective January 1, 2007, the Beacon Theatre in New York City.  In October 2007, Madison Square Garden purchased the Chicago Theatre. Through June 30, 2007, it also operated the Hartford Civic Center and Rentschler Field (sports and entertainment venues in Connecticut).  Madison Square Garden faces competitive challenges unique to these activities.  We derive revenues in this segment primarily from the MSG Networks (see below), the sale of tickets, including luxury box rentals, to sporting and entertainment events, from rental rights fees paid to this segment by promoters that present events at our entertainment venues and the sports teams’ share of league-wide distributions of national television rights fees and royalties.  We also derive revenue from the sale of advertising at our owned and operated venues, from food, beverage and merchandise sales at these venues and from the licensing of our trademarks.  MSG Networks derives its revenues from affiliate fees paid by cable television providers (including our cable television systems), satellite providers that provide video service and sales of advertising.  This segment’s financial performance is related to the performance of all the teams presented and the attractiveness of its entertainment events.

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

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA

	Three Months Ended September 30,
	2007		2006		Increase
		% of Net		% of Net	(Decrease)
	Amount	Revenues	Amount	Revenues	in Net Income

Revenues, net	$1,511,799	100%	$1,381,716	100%	$130,083

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	637,807	42	624,820	45	(12,987)
Selling, general and administrative	390,618	26	346,446	25	(44,172)
Restructuring charges (credits)	1,107	—	(1,729)	—	(2,836)
Depreciation and amortization (including impairments)	280,199	19	285,207	21	5,008
Operating income	202,068	13	126,972	9	75,096
Other income (expense):
Interest expense, net	(224,134)	(15)	(238,809)	(17)	14,675
Equity in net income of affiliates	—	—	2,677	—	(2,677)
Loss on sale of affiliate interests	(618)	—	—	—	(618)
Gain (loss) on investments, net	(46,136)	(3)	100,922	7	(147,058)
Gain (loss) on derivative contracts, net	1,185	—	(130,019)	(9)	131,204
Write-off of deferred financing costs	(2,919)	—	(6,084)	—	3,165
Loss on extinguishment of debt	(19,113)	(1)	—	—	(19,113)
Minority interests	(401)	—	381	—	(782)
Miscellaneous, net	457	—	2,256	—	(1,799)
Loss from continuing operations before income taxes	(89,611)	(6)	(141,704)	(10)	52,093
Income tax benefit	10,715	1	79,969	6	(69,254)
Loss from continuing operations	(78,896)	(5)	(61,735)	(4)	(17,161)
Income (loss) from discontinued operations, net of taxes	(440)	—	2,578	—	(3,018)
Net loss	$(79,336)	(5)%	$(59,157)	(4)%	$(20,179)

	Nine Months Ended September 30,
	2007		2006		Increase
		% of Net		% of Net	(Decrease)
	Amount	Revenues	Amount	Revenues	in Net Income
Revenues, net	$4,642,416	100%	$4,166,173	100%	$476,243

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	2,053,732	44	1,869,002	45	(184,730)
Selling, general and administrative	1,161,850	25	1,074,732	26	(87,118)
Restructuring charges (credits)	2,562	—	(4,483)	—	(7,045)
Depreciation and amortization (including impairments)	843,497	18	840,782	20	(2,715)
Operating income	580,775	13	386,140	9	194,635
Other income (expense):
Interest expense, net	(686,020)	(15)	(658,982)	(16)	(27,038)
Equity in net income of affiliates	4,377	—	5,872	—	(1,495)
Gain on sale of affiliate interests	183,270	4	—	—	183,270
Gain (loss) on investments, net	(31,505)	(1)	179,113	4	(210,618)
Gain (loss) on derivative contracts, net	37,087	1	(172,634)	(4)	209,721
Write-off of deferred financing costs	(2,919)	—	(14,083)	—	11,164
Loss on extinguishment of debt	(19,113)	—	(13,125)	—	(5,988)
Minority interests	814	—	1,279	—	(465)
Miscellaneous, net	1,908	—	2,283	—	(375)
Income (loss) from continuing operations before income taxes	68,674	1	(284,137)	(7)	352,811
Income tax (expense) benefit	(53,586)	(1)	137,591	3	(191,177)
Income (loss) from continuing operations	15,088	—	(146,546)	(4)	161,634
Income from discontinued operations, net of taxes	197,175	4	44,867	1	152,308
Income (loss) before cumulative effect of a change in accounting principle	212,263	5	(101,679)	(2)	313,942
Cumulative effect of a change in accounting principle, net of taxes	(443)	—	(862)	—	419
Net income (loss)	$211,820	5%	$(102,541)	(2)%	$314,361

Comparison of Three and Nine Months Ended September 30, 2007 Versus Three and Nine Months Ended September 30, 2006

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

Revenues, net for the three and nine months ended September 30, 2007 increased $130,083 (9%) and $476,243 (11%), respectively, as compared to revenues for the same periods in the prior year. The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2007

Increase in revenues of the Telecommunications Services segment	$103,717	$385,511
Increase in revenues of the Rainbow segment	31,729	77,026
Increase in revenues of the Madison Square Garden segment	1,743	33,789
Other net decreases	(160)	(3,751)
Inter-segment eliminations	(6,946)	(16,332)
	$130,083	$476,243

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

•                  contractual rights expense to broadcast certain live sporting events and contractual compensation expense pursuant to employment agreements with professional sports teams’ personnel;

•                  amortization of costs to license programming, including feature films, and programming and production costs of our Rainbow businesses; and

•                  interconnection, call completion and circuit fees relating to our telephone and VoIP businesses which represent the transport and termination of calls with other telecommunications carriers.

Technical and operating expenses for the three and nine months ended September 30, 2007 increased $12,987 (2%) and $184,730 (10%), respectively, compared to the same periods in 2006. The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2007

Increase in expenses of the Telecommunications Services segment	$41,264	$209,033
Increase in expenses of the Rainbow segment	8,330	15,649
Decrease in expenses of the Madison Square Garden segment	(29,765)	(25,363)
Other net decreases	(477)	(1,090)
Inter-segment eliminations	(6,365)	(13,499)
	$12,987	$184,730

As a percentage of revenues, technical and operating expenses decreased 3% and 1% during the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006.

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs and costs of customer call centers. Selling, general and administrative expenses increased $44,172 (13%) and $87,118 (8%) for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2007

Increase in expenses of the Telecommunications Services segment	$23,693	$73,183
Increase in expenses of the Rainbow segment	5,930	7,723
Increase in expenses of the Madison Square Garden segment	14,631	17,540
Other net increases (decreases)	498	(7,380)
Inter-segment eliminations	(580)	(3,948)
	$44,172	$87,118

As a percentage of revenues, selling, general and administrative expenses increased 1% for the three months ended September 30, 2007 and decreased 1% for the nine months ended September 30, 2007 as compared to the same periods in 2006.

Restructuring charges (credits) amounted to $1,107 and $2,562 for the three and nine months ended September 30, 2007, respectively, and $(1,729) and $(4,483) for the three and nine months ended September 30, 2006, respectively. The charges for the three and nine months ended September 30, 2007 related primarily to severance charges associated with the elimination of 54 positions at certain programming businesses within the Rainbow segment and net adjustments to facility realignment provisions recorded in connection with the 2006, 2002 and 2001 restructuring plans. The credits for the three and nine months ended September 30, 2006 related primarily to adjustments to facility realignment provisions recorded in connection with the 2001 and 2002 restructuring plans.

Depreciation and amortization expense (including impairments) decreased $5,008 (2%) for the three months ended September 30, 2007 and increased $2,715 for the nine months ended September 30, 2007 as compared to the same periods in 2006. The net decrease for the three month period consisted of a net decrease in depreciation expense of $4,007 due to certain fixed assets becoming fully depreciated, partially offset by depreciation related to new fixed assets and a decrease in amortization expense of $1,001 related primarily to certain long-lived assets becoming fully amortized in the first quarter of 2007. The net increase for the nine month period consisted of an increase in depreciation expense of $6,047 due primarily to depreciation of new fixed assets and losses on certain asset disposals, partially offset by a decrease in amortization expense of $3,332 due to certain long-lived assets becoming fully amortized.

Net interest expense decreased $14,675 for the three months ended September 30, 2007 and increased $27,038 for the nine months ended September 30, 2007 as compared to the same periods in 2006. The net changes were attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2007

Increase due to higher average debt balances related primarily to the financing of the 2006 special dividend in the second quarter of 2006, partially offset by lower outstanding collateralized indebtedness and the redemption of certain senior subordinated notes and debentures in May 2006 and August 2007	$—	$29,812
Decrease due to lower average debt balances (including lower outstanding collateralized indebtedness and the redemption of certain senior subordinated notes and debentures in May 2006 and August 2007)	(4,477)	—
Increase (decrease) due to fluctuations in average interest rates	(1,166)	1,042
Higher interest income	(8,772)	(1,199)
Other net decreases	(260)	(2,617)
	$(14,675)	$27,038

Equity in net income of affiliates amounted to $4,377 for the nine months ended September 30, 2007, compared to $2,677 and $5,872 for the three and nine months ended September 30, 2006, respectively. Such amounts consist of the Company’s share of the net income or loss of certain businesses in which the Company had varying minority equity method ownership interests until June 2007.

Gain (loss) on sale of affiliate interests amounted to $(618) and $183,270 for the three and nine months ended September 30, 2007, respectively, and resulted from the sale of our 50% equity interest in the Fox Sports Net New England business in June 2007.

Gain (loss) on investments, net for the three and nine months ended September 30, 2007 of  $(46,136) and $(31,505), respectively, and $100,922 and $179,113 for the three and nine months ended September 30, 2006, respectively, consists primarily of the net change in the fair value of Comcast, General Electric, AT&T, Charter Communications, and Leapfrog common stock owned by the Company. The effects of these gains and losses are largely offset by the losses and gains on related derivative contracts described below.

Gain (loss) on derivative contracts, net for the three and nine months ended September 30, 2007 and 2006 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Unrealized and realized gains (losses) due to the change in fair value of the Company’s prepaid forward contracts relating to the AT&T, Comcast, Charter Communications, General Electric and Leapfrog shares	$52,637	$(72,898)	$61,225	$(125,923)
Unrealized and realized losses on interest rate swap contracts	(51,452)	(57,121)	(24,138)	(46,711)
	$1,185	$(130,019)	$37,087	$(172,634)

The effects of these gains and losses are largely offset by the losses and gains on investment securities pledged as collateral which are included in gain (loss) on investments, net discussed above.

Write-off of deferred financing costs of $2,919 for the three and nine month periods ended September 30, 2007 represents costs written off in connection with the partial redemption in August 2007 of Rainbow National Services’ senior subordinated notes due 2014. The write-off of deferred financing costs of  $6,084 for the three months ended September 30, 2006 represents costs written off in connection with the refinancing of the Rainbow National Services credit agreement in July 2006. The write-off of deferred financing costs of $14,083 for the nine months ended September 30, 2006 also includes $3,412 of costs written off in connection with the early redemption of CSC Holdings’ $250,000 principal amount of 10-1/2% senior subordinated debentures due 2016 in June 2006 and $4,587 of costs written off in connection with the refinancing of the CSC Holdings credit agreement in February 2006.

Loss on extinguishment of debt of $19,113 for the three and nine months ended September 30, 2007 represents the excess of the redemption price over the carrying value of the $175,000 principal amount of Rainbow National Services senior subordinated notes due 2014 redeemed in August 2007. Loss on extinguishment of debt of $13,125 for the nine months ended September 30, 2006 represents the premium paid on the early redemption of CSC Holdings’ $250,000 principal amount of 10-1/2% senior subordinated debentures due 2016.

Minority interests for the three and nine months ended September 30, 2007 of $(401) and $814, respectively, and $381 and $1,279, for the three and nine months ended September 30, 2006, respectively, represent other parties’ share of the net income (loss) of entities which are not entirely owned by us but which are consolidated in our financial statements.

Net miscellaneous income of $457 and $1,908 for the three and nine months ended September 30, 2007 and $2,256 and $2,283 for the three and nine months ended September 30, 2006, respectively, resulted primarily from dividends received on certain of the Company’s investment securities, partially offset by other miscellaneous expenses.

Income tax benefit attributable to continuing operations for the three months ended September 30, 2007 of $10,715 differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to state taxes, tax benefit of $121, including accrued interest, recorded pursuant to FIN 48, an increase in the valuation allowance of $707 relating to certain state net operating loss carry forwards, and the tax impact of non-deductible officers’ compensation of $4,275 and other non-deductible expenses of $1,281.

Income tax expense attributable to continuing operations for the nine months ended September 30, 2007 of $53,586 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state taxes, tax expense of $5,027, including accrued interest, recorded pursuant to FIN 48, tax expense of $1,947 resulting from a change in the deferred tax rate and the tax impact of non-deductible officers’ compensation of $7,314 and other non-deductible expenses of $4,436, partially offset by a decrease in the valuation allowance of $1,303 relating to certain state net operating loss carry forwards.

In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period. The estimated annual effective tax rate is revised on a quarterly basis and therefore may be different from the rate used for a prior interim period. The income tax expense for the nine months ended September 30, 2007 was determined as if the interim period was a discrete period. However, the tax expense for the six months ended June 30, 2007 was determined using an estimated annual effective tax rate. The difference in methodology from June 2007 to September 2007 resulted from a change in our projection of pretax income from continuing operations excluding the gain on the sale of Fox Sports Net New England. After excluding the gain on the sale of Fox Sports Net New England, at September 30, 2007, we estimated a pretax loss for 2007, whereas at June 30, 2007 we had estimated pretax income. The income tax benefit for the three months ended September 30, 2007 is equal to the difference between the income tax provision for the six month and nine month periods ended June 30, 2007 and September 30, 2007.

The income tax benefit attributable to continuing operations for the three months ended September 30, 2006 of $79,969 differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to state taxes, tax benefit of $16,356 resulting from the reduction of a tax contingency liability, an increase in the valuation allowance of $865 relating to certain state net operating loss carry forwards and the tax impact of non-deductible officers’ compensation of $1,393 and other non-deductible expenses of $954.

The income tax benefit attributable to continuing operations for the nine months ended September 30, 2006 of $137,591 differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to state taxes, a decrease in the valuation allowance of $5,414 relating to certain state net operating loss carry forwards, tax benefit of $5,013 resulting from the favorable settlement of an issue with a taxing authority, tax benefit of $16,356 resulting from the reduction of a tax contingency liability, partially offset by the tax impact of non-deductible officers’ compensation of $3,951 and other non-deductible expenses of $4,780.

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

Income (loss) from discontinued operations, net of taxes, for the three and nine months ended September 30, 2007 and 2006 reflects the following items, net of related income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Gain (loss) on sale of Fox Sports Net Bay Area, net of taxes	$(69)	$—	$187,784	$—
Net operating results of Fox Sports Net Bay Area, net of taxes	—	2,999	4,827	6,972
Net operating results of the Rainbow DBS distribution business, net of taxes	(371)	(605)	4,564	(2,879)
Net operating results of Fox Sports Net Chicago, net of taxes *	—	184	—	40,774
	$(440)	$2,578	$197,175	$44,867

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

Business Segments Results – Cablevision Systems Corporation

Telecommunications Services

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for the Company’s Telecommunications Services segment:

	Three Months Ended September 30,
	2007		2006		Increase (Decrease) in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Income

Revenues, net	$1,179,471	100%	$1,075,754	100%	$103,717
Technical and operating expenses (excluding depreciation and amortization)	510,272	43	469,008	44	(41,264)
Selling, general and administrative expenses	228,049	19	204,356	19	(23,693)
Depreciation and amortization	233,100	20	233,871	22	771
Operating income	$208,050	18%	$168,519	16%	$39,531

	Nine Months Ended September 30,
	2007		2006		Increase (Decrease) in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Income

Revenues, net	$3,503,598	100%	$3,118,087	100%	$385,511
Technical and operating expenses (excluding depreciation and amortization)	1,510,359	43	1,301,326	42	(209,033)
Selling, general and administrative expenses	685,447	20	612,264	20	(73,183)
Restructuring credits	—	—	(17)	—	(17)
Depreciation and amortization	700,917	20	686,506	22	(14,411)
Operating income	$606,875	17%	$518,008	17%	$88,867

Revenues, net for the three and nine months ended September 30, 2007 increased $103,717 (10%) and $385,511 (12%), respectively, compared to revenues for the same periods in the prior year. The following tables present the major components of revenues for the three and nine months ended September 30, 2007 and 2006 for the Company’s Telecommunications Services segment:

	Three Months Ended September 30,		Increase	Percent Increase
	2007	2006	(Decrease)	(Decrease)
Video (including analog, digital, pay-per-view, video-on-demand and digital video recorder)	$688,716	$652,086	$36,630	6%
High-speed data	254,155	228,141	26,014	11%
Voice	137,938	98,554	39,384	40%
Advertising	28,833	29,674	(841)	(3)%
Other (including installation, home shopping, advertising sales commissions, and other products)	25,847	27,054	(1,207)	(4)%
Total cable television	1,135,489	1,035,509	99,980	10%
Optimum Lightpath	55,296	52,026	3,270	6%
Intra-segment eliminations	(11,314)	(11,781)	467	4%
Total Telecommunications Services	$1,179,471	$1,075,754	$103,717	10%

	Nine Months Ended September 30,		Increase	Percent Increase
	2007	2006	(Decrease)	(Decrease)
Video (including analog, digital, pay-per-view, video-on-demand and digital video recorder)	$2,071,673	$1,912,743	$158,930	8%
High-speed data	750,995	663,419	87,576	13%
Voice	387,313	257,118	130,195	51%
Advertising	85,659	81,839	3,820	5%
Other (including installation, home shopping, advertising sales commissions, and other products)	78,619	81,436	(2,817)	(3)%
Total cable television	3,374,259	2,996,555	377,704	13%
Optimum Lightpath	159,353	158,930	423	—
Intra-segment eliminations	(30,014)	(37,398)	7,384	20%
Total Telecommunications Services	$3,503,598	$3,118,087	$385,511	12%

Revenue increases reflected above are primarily derived from increases in the number of subscribers to our services, including additional services sold to our existing subscribers, (set forth in the table below), upgrades by video customers from the level of the programming package to which they subscribe, and general increases in rates, offset in part by offer discounts and other rate changes. As a result, our average monthly revenue per basic video subscriber for the three months ended September 30, 2007 was $120.91 as compared with $111.13 for the three months ended September 30, 2006. The increase in Optimum Lightpath net revenues for the three and nine months ended September 30, 2007 is primarily attributable to growth in Ethernet data services, partially offset by reduced traditional data services and intra-segment revenue from the VoIP business.

The following table presents certain subscriber information as of September 30, 2007 and 2006 for the Company’s cable television systems (excluding Optimum Lightpath):

	As of September 30,		Increase	Percent Increase
	2007	2006	(Decrease)	(Decrease)
		(in thousands)

Basic video customers	3,122	3,111	11	—
iO digital video customers	2,585	2,364	221	9%
Optimum Online high-speed data customers	2,220	1,964	256	13%
Optimum voice customers	1,490	1,101	389	35%
Residential telephone customers	—	6	(6)	(100)%
Total revenue generating units	9,417	8,546	871	10%

For the nine months ended September 30, 2007, the Company had a decline of approximately 5,000 basic video customers and added approximately 590,000 revenue generating units (“RGUs”). In the third quarter of 2007, the Company had a decline of approximately 16,000 basic video customers and added approximately 161,000 RGUs. The decline in basic video customers for the third quarter period was also reflected in the Company’s quarterly RGU growth, which slowed from 1.8% in the second quarter to 1.7% in the third quarter. Because of the Company’s relatively high digital video penetration rates, and to a lesser extent, the increasing competition by Verizon in our service territory, we expect this trend to continue and for RGU growth for 2007 to be lower than what we experienced in 2006, and for the number of basic video subscribers at year end 2007 to essentially equal the number of subscribers at the beginning of the year.

Technical and operating expenses (excluding depreciation and amortization) for the three and nine months ended September 30, 2007 increased $41,264 (9%) and $209,033 (16%), respectively, compared to the same periods in 2006. The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2007
Increase in programming costs (including costs of on-demand services) due primarily to subscriber growth, expanded service offerings, and programming rate increases	$27,881	$110,744
Resolution of a contractual programming dispute*	—	26,476
Increase in field service and network related costs primarily due to growth in revenue generating units	12,802	48,156
Increase in call completion and interconnection costs, taxes, and fees (net of related intra-segment eliminations) primarily due to subscriber growth, partially offset by lower rates, and higher costs for our flat-rate international service offering which began in the second quarter of 2006	3,263	28,335
Increase in franchise fees	1,823	7,014
Net decrease in expense due to tax-related settlements in 2006**	(4,461)	(12,094)
Intra-segment eliminations	(33)	585
Other net changes	(11)	(183)
	$41,264	$209,033

*          Represents the collection of $26,476 in June 2006 related to the resolution of a contractual programming dispute, $19,476 of which was due in periods prior to 2006 but not recognized as a reduction to programming costs because it was being disputed and not paid by the third party. The underlying contract was terminated in June 2006 and no further payments will be received under the contract. Payments under the contract are accounted for as an offset to technical and operating expenses.

**       Beginning in 2007, certain of these taxes are now being collected from customers by the Company as agent and, accordingly, are reported as a reduction of revenue. Such taxes amounted to $3,847 and $11,224, respectively, for the three and nine months ended September 30, 2007.

As a percentage of revenues, technical and operating expenses decreased 1% for the three months ended September 30, 2007 and increased 1% for the nine months ended September 30, 2007 as compared to the same periods in 2006.

Selling, general and administrative expenses for the three and nine months ended September 30, 2007 increased $23,693 (12%) and $73,183 (12%), respectively, compared to the same periods in 2006. The net increases are attributable to the following:

	Three Months	Nine Months
	Ended June 30, 2007

Increase in sales and marketing costs	$17,066	$44,130
Increase in customer related costs (principally call center related costs) primarily due to increased revenue generating units	7,796	25,373
Decrease in expenses relating to Cablevision’s long-term incentive and stock plans	(2,198)	(629)
Other general and administrative cost increases	1,061	3,724
Intra-segment eliminations	(32)	585
	$23,693	$73,183

As a percentage of revenues, selling, general and administrative expenses remained constant for the three and nine months ended September 30, 2007 as compared to the same periods in 2006.

Depreciation and amortization decreased $771 and increased $14,411 (2%) for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. The net increase for the nine month period resulted primarily from depreciation of new fixed assets, primarily subscriber devices, and losses on certain asset disposals, partially offset by lower depreciation due to certain asset disposals in the fourth quarter 2006.

Rainbow

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s Rainbow segment:

	Three Months Ended September 30,
	2007		2006		Increase (Decrease) in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Income

Revenues, net	$221,751	100%	$190,022	100%	$31,729
Technical and operating expenses (excluding depreciation, amortization and impairments)	84,869	38	76,539	40	(8,330)
Selling, general and administrative expenses	87,927	40	81,997	43	(5,930)
Restructuring charges	971	—	—	—	(971)
Depreciation and amortization (including impairments)	22,992	10	24,709	13	1,717
Operating income	$24,992	11%	$6,777	4%	$18,215

	Nine Months Ended September 30,
	2007		2006		Increase (Decrease) in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Income

Revenues, net	$650,516	100%	$573,490	100%	$77,026
Technical and operating expenses (excluding depreciation, amortization and impairments)	257,227	40	241,578	42	(15,649)
Selling, general and administrative expenses	276,138	42	268,415	47	(7,723)
Restructuring charges	2,496	—	143	—	(2,353)
Depreciation and amortization (including impairments)	69,881	11	73,307	13	3,426
Operating income (loss)	$44,774	7%	$(9,953)	(2)%	$54,727

The Rainbow segment’s operating income is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating income (loss):
AMC, WE tv and IFC	$61,187	$51,673	$174,846	$131,929
Other programming services	(36,195)	(44,896)	(130,072)	(141,882)
	$24,992	$6,777	$44,774	$(9,953)

Other programming services primarily consist of fuse, Lifeskool, sportskool, News 12 Networks, IFC Entertainment, VOOM HD Networks, Rainbow Network Communications and Rainbow Advertising Sales Corporation. The operating losses from Rainbow’s other programming services were attributable primarily to VOOM HD Networks, as well as the News 12 Networks, IFC Entertainment and fuse.

Revenues, net for the three and nine months ended September 30, 2007 increased $31,729 (17%) and $77,026 (13%) as compared to revenues for the same periods in 2006. These increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2007
Increase in affiliate fee revenues and other revenue at Rainbow’s other programming businesses, primarily at VOOM HD Networks due to increased distribution by EchoStar, and the launch of the VOOM HD Networks by Cablevision during the third quarter 2007	$12,686	$28,723
Increase in advertising revenues at the AMC/WE tv/IFC businesses	11,119	25,439
Increase in affiliate fee revenues and other revenue at the AMC/WE tv /IFC businesses resulting primarily from increases in viewing subscribers and rates.	8,738	22,262
Increase (decrease) in advertising revenues at Rainbow’s other programming businesses	(814)	602
	$31,729	$77,026

Revenue increases discussed above are primarily derived from increases in the number of viewing subscribers and increases in affiliate fee revenues charged for our services and increases in the level of advertising on our networks. The following table presents certain viewing subscriber information as of September 30, 2007 and 2006:

	As of September 30,			Percent
	2007	2006	Increase	Increase
		(in thousands)
Viewing Subscribers:
AMC	84,100	80,600	3,500	4.3%
WE tv	55,600	53,000	2,600	4.9%
IFC	42,800	39,300	3,500	8.9%
fuse	45,200	40,800	4,400	10.8%
VOOM HD Networks*	1,800	200	1,600	>100.0%

*          The increase in VOOM HD Networks viewing subscribers is primarily due to growth in distribution of the VOOM HD Networks by EchoStar and the launch of the services during the third quarter of 2007 by Cablevision.

Technical and operating expenses (excluding depreciation and amortization and impairments) for the three and nine months ended September 30, 2007 increased $8,330 (11%) and $15,649 (6%) compared to the same periods in 2006. These increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2007
Net increase in other programming costs at the AMC/WE tv /IFC businesses which resulted primarily from increased amortization of programming content and series development/original programming costs	$8,414	$14,426
Net increase resulting from higher programming and contractual costs at the other Rainbow businesses primarily at VOOM HD Networks, IFC Entertainment and for Rainbow’s film library assets	4,572	11,958
Net decrease in original programming expenses at the AMC/WE tv /IFC businesses due to certain of those costs qualifying for capitalization in 2007	(4,656)	(10,735)
	$8,330	$15,649

As a percentage of revenues, technical and operating expenses decreased 2% during both the three and nine months ended September 30, 2007 as compared to the same periods in 2006.

Selling, general and administrative expenses increased $5,930 (7%) and $7,723 (3%) for the three and nine months ended September 30, 2007 as compared to the same period in 2006. The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2007
Net increase in selling, marketing and advertising costs at the AMC/WE tv/IFC businesses. The increase for the three month period is due primarily to a increase in marketing and promotion of original programming series premieres	$6,344	$126
Net increase in selling, marketing and advertising costs at Rainbow’s other programming services primarily related to marketing and promotional activities. The increase for the nine month period is due primarily to a increase in marketing and promotion at fuse	901	4,581
Increase in expenses relating to Cablevision’s long-term incentive plans	1,351	3,985
Decrease in share-based compensation expenses	(2,254)	(1,897)
Increase (decrease) in administrative costs, including corporate allocations	(412)	928
	$5,930	$7,723

As a percentage of revenues, selling, general and administrative expenses decreased 3% and 5% for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006.

Restructuring charges of $971 and $2,496 for the three and nine months ended September 30, 2007, respectively, represent primarily severance charges resulting from the elimination of certain staff positions due to the consolidation and reorganization of certain departments.

Depreciation and amortization (including impairments) decreased $1,717 (7%) and $3,426 (5%) for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. The decreases in depreciation and amortization expense were primarily attributable to a net decrease in depreciation expense relating to certain fixed assets becoming fully depreciated in 2006 and certain intangible assets becoming fully amortized in the first quarter of 2007.

Madison Square Garden

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to net revenues for Madison Square Garden.

	Three Months Ended September 30,				Increase
	2007		2006		(Decrease) in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Income

Revenues, net	$130,259	100%	$128,516	100%	$1,743
Technical and operating expenses (excluding depreciation and amortization)	62,633	48	92,398	72	29,765
Selling, general and administrative expenses	59,688	46	45,057	35	(14,631)
Depreciation and amortization	14,124	11	15,616	12	1,492
Operating loss	$(6,186)	(5)%	$(24,555)	(19)%	$18,369

	Nine Months Ended September 30,				Increase
	2007		2006		(Decrease) in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Income

Revenues, net	$548,191	100%	$514,402	100%	$33,789
Technical and operating expenses (excluding depreciation and amortization)	342,580	62	367,943	72	25,363
Selling, general and administrative expenses	154,968	28	137,428	27	(17,540)
Depreciation and amortization	43,645	8	46,271	9	2,626
Operating income (loss)	$6,998	1%	$(37,240)	(7)%	$44,238

Revenues, net for the three and nine months ended September 30, 2007 increased $1,743 (1%) and $33,789 (7%), respectively, as compared to revenues for the comparable periods in 2006. These increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2007
Net higher MSG Networks affiliate fees	$6,213	$18,151
Net higher (lower) revenues from entertainment events, including a new New York City venue in 2007 and the termination of the operating agreements for two Connecticut venues effective July 1, 2007	(3,185)	9,442
Higher sports team playoff related revenue	179	8,785
Higher (lower) other sports team related revenues	(222)	1,409
Lower other MSG Networks revenue, primarily decreased advertising sales	(1,306)	(4,202)
Other net increases	64	204
	$1,743	$33,789

Technical and operating expenses (excluding depreciation and amortization) for the three and nine months ended September 30, 2007 decreased $29,765 (32%) and $25,363 (7%), respectively, over the same 2006 periods. These decreases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2007
Lower net provisions for certain team personnel transactions (including the impact of luxury tax)	$(33,175)	$(33,319)
Higher (lower) provision for National Basketball Association’s luxury tax (excluding impact of certain team personnel transactions discussed above)	105	(9,096)
Higher (lower) other team operating expenses, primarily team personnel compensation for the nine month period	7	(14,752)
Higher MSG Networks’ operating expenses, primarily production costs	2,168	7,291
Lower benefit from amortization of team related purchase accounting liabilities (see discussion below)	1,495	6,263
Higher sports team playoff related expenses	175	4,835
Higher (lower) costs associated with the net change in the revenues from entertainment events	(4,006)	2,999
Higher operating costs of venues, primarily from a new New York City venue in 2007	3,185	9,727
Other net increases	281	689
	$(29,765)	$(25,363)

The purchase accounting liabilities discussed above were established in April 2005 as a result of the Company’s acquisition of the minority interest in Madison Square Garden. Following this transaction, the Company began to amortize these purchase accounting liabilities over the period of the respective player contracts. During 2006 and 2005, the majority of these players were subsequently waived or traded and the unamortized purchase accounting liabilities associated with these players were written off. Unamortized purchase accounting liabilities at September 30, 2007 amounted to $4,488.

As a percentage of revenues, technical and operating expenses decreased 24% and 10% during the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006.

Selling, general, and administrative expenses for the three and nine months ended September 30, 2007 increased $14,631 (32%) and $17,540 (13%), respectively, over the same 2006 periods. These increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2007
Higher employee salaries and related benefits, including expenses relating to Cablevision’s long-term incentive and stock plans	$1,563	$5,125
Other net increases*	13,068	12,415
	$14,631	$17,540

*                             Other net increases include primarily higher legal and other professional fees and provisions for litigation.

As a percentage of revenues, selling, general and administrative expenses increased 11% and 1% in the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006.

Depreciation and amortization for the three and nine months ended September 30, 2007 decreased $1,492 (10%) and $2,626 (6%), respectively, as compared to the same periods in 2006.

CASH FLOW DISCUSSION

Operating Activities

Net cash provided by operating activities amounted to $628,129 for the nine months ended September 30, 2007 compared to $688,988 for the nine months ended September 30, 2006. The 2007 cash provided by operating activities resulted from $858,585 of income before depreciation and amortization, $96,366 of non-cash items and a $74,416 increase in deferred revenue, partially offset by decreases in cash resulting from an $124,841 increase in feature film inventory resulting primarily from new film licensing agreements, a $116,680 increase in current and other assets, and a $159,717 decrease in accrued and other liabilities.

The 2006 cash provided by operating activities resulted primarily from $694,236 of income before depreciation and amortization, $68,167 of non-cash items, a $26,585 increase in deferred revenue and a $23,294 increase in accounts payable. Partially offsetting these increases were decreases in cash resulting from a $85,848 increase in feature film inventory resulting from new film licensing agreements, a $23,514 decrease in deferred carriage fees, a $10,072 decrease in accrued and other liabilities and a $3,860 increase in current and other assets.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2007 was $319,701 compared to $688,132 for the nine months ended September 30, 2006. The 2007 investing activities consisted primarily of $554,371 of capital expenditures ($515,098 of which related to our Telecommunications Services segment), partially offset by proceeds from the sale of the Company’s interest in Fox Sports Net New England of $208,119, net distributions from equity method investees of $24,506, and other cash receipts of $2,045.

Net cash used in investing activities for the nine months ended September 30, 2006 consisted primarily of $699,877 of capital expenditures ($662,560 of which related to our Telecommunications Services segment), partially offset by other net cash receipts aggregating $11,745.

Financing Activities

Net cash used in financing activities amounted to $379,228 for the nine months ended September 30, 2007 compared to net cash provided by financing activities of $24,383 for the nine months ended September 30, 2006. In 2007, the Company’s financing activities consisted primarily of a redemption of senior subordinated notes of $193,158, a payment of $68,978 representing the deemed purchase of treasury stock related to restricted stock awards that vested in the nine month period, dividend distributions relating to the exercise or vesting of equity based awards of $67,313, net repayments of bank debt of $61,250 and other net cash payments of $18,926, partially offset by proceeds from the exercise of stock options of $30,397.

In 2006, the Company’s financing activities consisted primarily of net proceeds of bank debt of $3,177,750, partially offset by a $2,838,591 dividend distribution to common stockholders, $263,125 redemption of CSC Holdings’ 10-1/2% senior subordinated debentures due 2016, $47,374 in deferred financing costs and other net cash payments of $4,277.

Discontinued Operations

The net effect of discontinued operations on cash and cash equivalents amounted to a $354,646 inflow for the nine months ended September 30, 2007 compared to a $115,141 inflow for the nine months ended September 30, 2006.

Operating Activities

Net cash provided by operating activities of discontinued operations amounted to $17,827 for the nine months ended September 30, 2007 compared to $95,727 for the nine months ended September 30, 2006. The 2007 period includes operating results of Fox Sports Net Bay Area for the six months ended June 30, 2007 compared to nine months of operating results in the comparable 2006 period. The 2007 cash provided by operating activities resulted primarily from net income of $27,604 before depreciation and amortization and non-cash items, partially offset by a net change in assets and liabilities of $9,777. The 2006 period includes the collection of $77,996 by Fox Sports Net Chicago in June 2006 of affiliate revenue from a cable affiliate, including $71,396 relating to periods prior to 2006, that had not been previously recognized due to a contractual dispute. The 2006 cash provided by operating activities resulted primarily from net income of $104,190 before depreciation and amortization and non-cash items, partially offset by a net change in assets and liabilities of $8,463.

Investing Activities

Net cash provided by investing activities of discontinued operations for the nine months ended September 30, 2007 was $312,358 compared to $4,013 for the nine months ended September 30, 2006. The 2007 investing activities consisted of $366,031 of proceeds (net of cash on hand) from the sale of the Company’s interest in Fox Sports Net Bay Area, partially offset by an increase in restricted cash of $53,355 relating to the posting of a cash collateralized bond related to the Loral contract dispute and $318 of other net cash payments. The 2006 investing activities consisted of a $3,912 refund from a supplier and $101 of other net cash receipts.

The net increase in cash classified as assets held for sale was $24,461 and $15,401 for the nine months ended September 30, 2007 and 2006, respectively.

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

The following table summarizes our outstanding debt and capital lease obligations as well as interest expense and capital expenditures as of and for the nine months ended September 30, 2007:

	Cablevision	Restricted Group	Rainbow National Services	Other Entities	Total
Bank debt	$—	$4,431,250	$500,000	$—	$4,931,250
Capital leases	—	—	9,624	48,638	58,262
Notes payable	—	1,017	—	—	1,017
Senior notes and debentures	1,500,000	4,196,175	298,678	—	5,994,853
Senior subordinated notes and debentures	—	—	323,247	—	323,247
Collateralized indebtedness relating to stock monetizations	—	—	—	840,096	840,096
Total debt	$1,500,000	$8,628,442	$1,131,549	$888,734	$12,148,725
Interest expense	$100,915	$492,906	$86,810	$33,706	$714,337
Capital expenditures	$—	$514,556	$3,212	$36,603	$554,371

Restricted Group

As of September 30, 2007, CSC Holdings and those of its subsidiaries which conduct our cable television video operations (including approximately 3.1 million basic video customers and 2.6 million digital video customers) and high-speed data service (which encompasses approximately 2.2 million customers) and our residential voice services operations (which encompasses approximately 1.5 million customers), as well as Optimum Lightpath, our commercial data and voice service business comprise the “Restricted Group” since they are subject to the covenants and restrictions of the credit facility and the indentures governing the notes and debentures securities issued by CSC Holdings. In addition, the Restricted Group is also subject to the covenants of the debt issued by Cablevision.

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

The Restricted Group’s credit facility consists of three components: a $1,000,000 revolver, a $1,000,000 term A-1 loan facility and a $3,500,000 term B loan facility. The three components of the Restricted Group credit facility are direct obligations of CSC Holdings, guaranteed by most Restricted Group subsidiaries and secured by the pledge of the stock of most Restricted Group subsidiaries. As of September 30, 2007, $56,494 of the $1,000,000 revolving credit facility was restricted for certain letters of credit issued on behalf of CSC Holdings and $943,506 of the revolver was undrawn. The revolving credit facility and the term A-1 loan facility mature in February 2012 and the term B loan facility matures in March 2013. The revolver has no required interim repayments. The $1,000,000 term A-1 loan facility requires quarterly repayments of $12,500 in 2007 and 2008, $62,500 in 2009 and 2010 and $100,000 in 2011. The $3,500,000 term B loan facility is subject to quarterly repayments of $8,750 that commenced June 30, 2006 through March 31, 2012 and $822,500 beginning on June 30, 2012 through its maturity date in March 2013. The weighted average interest rates as of September 30, 2007 on borrowings under the term A-1 loan facility and term B loan facility were 7.07% and 7.57%, respectively.

The principal financial covenants, which are not identical for the revolving credit facility and the term A-1 loan facility, on the one hand, and the term B loan facility, on the other, include (i) under the revolving credit facility and the term A-1 loan facility, maximum total leverage of 7.50 to 1 with subsequent stepdowns over the life of the revolving credit facility and the term A-1 loan facility until reaching 4.50 to 1 for periods beginning on and after January 1, 2010, (ii) under the revolving credit facility and the term A-1 loan facility, maximum senior secured leverage of 3.75 times cash flow through December 31, 2007 with annual stepdowns thereafter over the life of the revolving credit facility and the term A-1 loan facility until reaching 3.00 to 1 for periods beginning on and after January 1, 2010, (iii) under the revolving credit facility and the term A-1 loan facility, a minimum ratio for cash flow to interest expense of 2.00 to 1, and (iv) under the revolving credit facility and the term A-1 loan facility, a minimum ratio of cash flow less cash taxes to total debt expense (defined to include interest expense, certain payments of principal and dividends paid by CSC Holdings to Cablevision to permit Cablevision to pay interest and certain principal payments on its debt) of 1.50 to 1. These covenants and restrictions on the permitted use of borrowed funds in the revolving credit facility may limit our ability to utilize all of the undrawn revolver funds. Additional covenants include limitations on liens and the issuance of additional debt. Under the term B loan facility, we are limited in our ability to incur additional indebtedness based on a maximum ratio of total indebtedness to cash flow (as defined in the term B loan facility) of 7.50 to 1 with subsequent stepdowns over the life of the term B loan facility until reaching 5.00 to 1 for periods beginning on and after January 1, 2010 and a maximum senior secured leverage ratio of 4.50 times cash flow (as defined in the term B loan facility).

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

CSC Holdings, a member of the Restricted Group, has issued senior notes and debentures, which also contain financial and other covenants, though they are generally less restrictive than the covenants contained in the Restricted Group’s bank credit facility. Principal covenants include a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow (as defined in the indentures) of 9.00 to 1 and limitations on dividends and distributions. The indentures governing the Cablevision note and debenture issuances contain similar covenants and restrictions, including a limitation on additional debt incurrence based on a 9.00 to 1 debt to cash flow ratio. There are no covenants, events of default, borrowing conditions or other terms in the Restricted Group’s credit facility or in any of CSC Holdings’ or Cablevision’s other debt securities that are based on changes in the credit ratings assigned by any rating agency. The Restricted Group was in compliance with all of its financial covenants under its various credit agreements as of September 30, 2007.

Cablevision’s and CSC Holdings’ future access to the debt markets and the cost of any future debt issuances are also influenced by their credit ratings, which are provided by Moody’s Investors Service and Standard & Poor’s. Key factors in the assessment of Cablevision’s and CSC Holdings’ credit ratings include Cablevision and CSC Holdings’ financial strength and flexibility, operating capabilities, management risk tolerance and ability to respond to changes in the competitive landscape. The corporate credit rating for Cablevision and CSC Holdings is B1 by Moody’s with a developing outlook and BB by Standard & Poor’s with ratings on creditwatch with negative implications. Any future downgrade to the Cablevision and/or CSC Holdings credit ratings by either rating agency could increase the interest rate on future debt issuances and could adversely impact our ability to raise additional funds.

Rainbow and Rainbow National Services

RNS, our wholly-owned subsidiary which owns the common equity interests in the Company’s AMC, WE tv and IFC programming operations, generated positive cash from operating activities in 2006 and for the nine month period ended September 30, 2007. Its cash on hand, plus cash flow from operations and proceeds from borrowings available to it, provides the capital required for net funding and investment requirements of other Rainbow programming entities including the VOOM HD Networks, News 12 Networks and fuse subject to the applicable covenants and limitations contained in RNS’ financing agreements.

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

Outstanding borrowings under the term loan at September 30, 2007 were $500,000. There were no borrowings outstanding under the $300,000 revolving credit facility at September 30, 2007. The borrowings under the RNS Credit Facility may be repaid without penalty at any time. RNS may use future borrowings under the RNS Credit Facility to make investments, distributions, and other payments permitted under the RNS Credit Facility and for general corporate purposes.

Borrowings under the RNS Credit Facility are direct obligations of RNS which are guaranteed jointly and severally by substantially all of its subsidiaries and by RPH, the direct parent of RNS, and are secured by the pledge of the stock of RNS and substantially all of its subsidiaries, and all of the other assets of RNS and substantially all of its subsidiaries (subject to certain limited exceptions). At September 30, 2007, the interest rate on the term A loan facility was 7.07%. The term A loan is to be repaid in quarterly installments of $6,250 from March 31, 2008 until December 31, 2010, $12,500 from March 31, 2011 until December 31, 2012, and $162,500 on March 31, 2013 and June 30, 2013, the maturity of the term A loan. Any amounts outstanding under the revolving credit facility are due at maturity on June 30, 2012.

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

On July 24, 2007, RNS entered into an equity commitment agreement with its sole member, RPH, pursuant to which RPH agreed to purchase additional membership interests in RNS for an aggregate purchase price of $203,000. RNS used the proceeds of the investment by RPH to redeem $175,000 in aggregate principal amount of its 10-3/8% senior subordinated notes due 2014, representing 35% of the outstanding notes, at a redemption price equal to 110.375% of the principal amount of the notes plus accrued and unpaid interest to August 31, 2007, the redemption date. In connection with the redemption, the Company recognized a loss on extinguishment of debt of $19,113, representing primarily the redemption premium, and the write-off of the related unamortized deferred financing costs of $2,919. This redemption reduced the notes RNS had outstanding as of September 30, 2007 to $325,000 principal amount of 10-3/8% senior subordinated notes due September 1, 2014 and $300,000 principal amount of 8-3/4% senior notes due September 1, 2012. These notes are guaranteed by substantially all of RNS’ subsidiaries.

RNS was in compliance with all of its financial covenants under its various credit agreements as of September 30, 2007.

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

RNS’ future access to the debt markets and the cost of any future debt issuances are also influenced by its credit ratings, which are provided by Moody’s Investors Service and Standard & Poor’s. Key factors in the assessment of RNS’ credit ratings include its free cash flow generating capacity, fiscal strategy, enterprise value and industry risk. The corporate credit rating for RNS is B1 by Moody’s with a developing outlook and BB by Standard & Poor’s with ratings on creditwatch with negative implications. Any future downgrade to the RNS credit ratings by either rating agency could increase the interest rate on future debt issuances and could adversely impact its ability to raise additional funds.

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

Monetization Contract Maturities

For the nine months ended September 30, 2007, monetization contracts covering 3,724,460 shares of our Charter Communications and 800,000 shares of our Leapfrog stock matured. We settled our obligations under the related Charter Communications and Leapfrog collateralized indebtedness by delivering an equivalent number of Charter Communications and Leapfrog shares and the related equity derivative contracts.

During the next twelve months, monetization contracts covering 8,069,934 shares of Comcast Corporation mature. The Company intends to either settle such transactions by delivering shares of the applicable stock and the related equity derivative contracts or by delivering cash from the net proceeds of a new monetization transaction.

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

Equity Price Risk

We have entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of Comcast and General Electric. These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price. If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date. As of September 30, 2007, we did not have an early termination shortfall relating to any of these contracts. The underlying stock and the equity collars are carried at fair market value on our consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.

See “Item 3 - Quantitative and Qualitative Disclosures About Market Risk” for information on how we participate in changes in the market price of the stocks underlying these derivative contracts.

All of our monetization transactions are obligations of our wholly-owned subsidiaries that are not part of the Restricted Group; however, in certain of the Comcast transactions, CSC Holdings provided guarantees of the subsidiaries’ ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements). The guarantee exposure approximates the net sum of the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and the equity collar. All of our equity derivative contracts are carried at their current fair market value on our consolidated balance sheets with changes in value reflected in the consolidated statements of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings.

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

The Company recorded a pretax gain of $183,270 ($108,276, net of taxes) in connection with the New England Sale and a pretax gain of $317,846 ($187,784, net of taxes), relating to the Bay Area Sale. The net operating results of Fox Sports Net Bay Area have been classified as discontinued operations for all periods presented. The net operating results of Fox Sports Net Bay Area were previously reported in the Rainbow segment.

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

On July 24, 2007, RNS entered into an equity commitment agreement with its sole member, RPH, pursuant to which RPH agreed to purchase additional membership interests in RNS for an aggregate purchase price of $203,000. RNS used the proceeds of the investment by RPH to redeem $175,000 in aggregate principal amount of its 10-3/8% senior subordinated notes due 2014, representing 35% of the outstanding notes, at a redemption price equal to 110.375% of the principal amount of the notes plus accrued and unpaid interest to August 31, 2007, the redemption date. In connection with the redemption, the Company recognized a loss on extinguishment of debt of $19,113, representing primarily the redemption premium, and the write-off of the related unamortized deferred financing costs of $2,919.

Commitments and Contingencies

As of September 30, 2007, the Company’s commitments and contingencies for continuing operations not reflected on the Company’s consolidated balance sheet decreased $663,000 to approximately $5,465,000 as compared to $6,128,000 outstanding at December 31, 2006. The decrease relates primarily to (i) sports programming rights relating to Fox Sports Net Bay Area that were transferred to Comcast in connection with the sale of Fox Sports Net Bay Area,  (ii) the decrease of programming commitment obligations relating to the expiration of certain programming agreements, and (iii) payments made during the nine months ended September 30, 2007 on outstanding commitments.

Proposed Dolan Family Group Transaction

On May 2, 2007, Cablevision entered into a merger agreement with Central Park Holding Company, LLC (“Dolan Family Acquisition Company”), an entity owned by the Dolan Family Group, and Central Park Merger Sub, Inc. The terms of the merger agreement provided that Central Park Merger Sub, Inc. would be merged with and into Cablevision and, as a result, Cablevision would continue as the surviving corporation and a wholly-owned subsidiary of Dolan Family Acquisition Company (the “Proposed Merger”).

On October 24, 2007, the Proposed Merger was submitted to a vote of Cablevision’s shareholders and did not receive shareholder approval. Subsequently, the parties terminated the merger agreement pursuant to its terms.

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

Equity Price Risk

The Company is exposed to market risks from changes in certain equity security prices. Our exposure to changes in equity security prices stems primarily from the shares of Comcast Corporation and General Electric Company common stock held by us. We have entered into prepaid forward contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities. These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price. The contracts’ actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed. The contracts’ actual cap prices vary depending on the maturity and terms of each contract, among other factors. If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date. The following table details our estimated early termination exposure as of September 30, 2007:

	Comcast	General Electric	Total
Collateralized indebtedness (carrying value)	$(440,879)	$(399,217)	$(840,096)
Collateralized indebtedness (fair value estimate)	$(437,702)	$(391,853)	$(829,555)
Derivative contract	(27,188)	(75,137)	(102,325)
Fair value of investment securities pledged as collateral	519,328	527,520	1,046,848
Net excess (shortfall)	$54,438	$60,530	$114,968

The underlying stock and the equity collars are carried at fair market value on our consolidated balance sheets and the collateralized indebtedness is carried at its accreted value. The carrying value of our collateralized indebtedness amounted to $840,096 at September 30, 2007. At maturity, the contracts provide for the option to deliver cash or shares of Comcast or General Electric common stock (as the case may be), with a value determined by reference to the applicable stock price at maturity.

As of September 30, 2007, the fair value and the carrying value of our holdings of Comcast and General Electric common stock aggregated to $1,046,848. Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $104,685. As of September 30, 2007, the net fair value and the carrying value of the equity collar component of the prepaid forward contracts entered into to hedge the equity price risk of certain of these securities aggregated $102,325 a net payable position. For the nine months ended September 30, 2007, we recorded a net gain on all outstanding equity derivative contracts of $61,225. We also recorded an unrealized and realized loss on our holdings of the underlying stocks of $31,434 for the nine months ended September 30, 2007.

Fair Market Value of Equity Derivative Contracts

Fair market value as of December 31, 2006	$(82,009)
Change in fair value	61,225
Maturity of contracts	(81,541)
Fair market value as of September 30, 2007	$(102,325)

In addition, at September 30, 2007, the Company had other investment securities with a carrying value of approximately $11,452. Assuming a 10% change in the price of the securities, the potential change in the fair value of these investments would be approximately $1,145.

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

(c)                      Reflects the 3 for 2 stock split on February 22, 2007.

Fair Value of Debt:  Based on the level of interest rates prevailing at September 30, 2007, the carrying value of our fixed rate debt of $6,540,817 exceeded its fair value of $6,498,123 by $42,694. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus approximate fair value. The effect of a hypothetical 100 basis point decrease in interest rates prevailing at September 30, 2007 would increase the estimated fair value of our fixed rate debt by $183,131 to $6,681,254. This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

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

As of September 30, 2007, we had outstanding interest rate swap contracts to convert fixed rate debt to floating rate debt covering a total notional principal amount of $450,000. As of September 30, 2007, the fair market value and carrying value of these interest rate swap contracts was $2,482, a net liability position, as reflected under derivative contracts in our consolidated balance sheet. Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from September 30, 2007 prevailing levels would increase the fair value of these contracts to a net liability of $4,779.

As of September 30, 2007, we also had outstanding interest rate swap contracts in the notional amount of $3,700,000 to effectively fix borrowing rates on floating rate debt. As of September 30, 2007, these interest rate swap contracts had a fair market value and carrying value of $57,270, a net liability position, as reflected under derivative contracts in our consolidated balance sheet. Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point decrease in interest rates prevailing at September 30, 2007 would increase our liability under these derivative contracts by approximately $74,198 to a liability of $131,468.

For the nine months ended September 30, 2007, we recorded a net loss on interest swap contracts of $24,459, as detailed in the table below:

Fair Market Value of Interest Rate Derivative Contracts

Fair market value as of September 30, 2007, a net payable position	$(59,752)
Less: fair market value as of December 31, 2006	(37,966)
Change in fair market value, net	(21,786)
Plus: realized loss from cash interest payments	(2,673)
Net loss on interest rate swap contracts	$(24,459)

At September 30, 2007, the Company had outstanding prepaid interest rate swaps with a notional contract value of approximately $105,061 entered into in connection with our monetization transactions. These swaps have maturities in 2008 and 2009 that coincide with the related prepaid equity forward maturities. As of September 30, 2007, the fair value of our prepaid interest rate derivative contracts was $6,430, a net liability position. Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point increase in interest rates from September 30, 2007 prevailing levels would increase our liability under these derivative contracts by $368 to a liability of $6,798.

For the nine months ended September 30, 2007, we recorded a net gain on such derivative contracts of $321 as detailed below:

Fair Market Value of Prepaid Interest Rate Derivative Contracts

(dollars in thousands)

Fair market value as of December 31, 2006	$(10,340)
Change in fair market value, net	3,909
Fair market value as of September 30, 2007	$(6,431)

Change in fair market value, net	$3,909
Realized loss resulting from net cash payments	(3,588)
Net gain on prepaid interest rate swap contracts	$321

Item 4.                    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Cablevision’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Securities and Exchange Commission rules). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Control

During the quarter ended September 30, 2007, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                                                           Legal Proceedings

Refer to Note 14 to Cablevision’s condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.

Item 1A.                                                  Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2006 includes “Risk Factors” under Item 1A of Part I. The following discussion is intended to update certain matters discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Reports on Form 10-Q for the three months ended March 31, 2007 filed on May 10, 2007 and the three months ended June 30, 2007 filed on August 8, 2007.

Pending FCC, Congressional and judicial proceedings

Franchising Requirements.  The Connecticut Department of Public Utility Control has granted AT&T a certificate of video franchise authority to provide video service throughout AT&T’s Connecticut footprint.  Whether AT&T will be allowed to operate solely under the video service franchise or must also adhere to traditional cable regulation is the subject of litigation in federal court.  We cannot predict the outcome of this litigation or its effect on the Company.

Must-Carry/Retransmission Consent. On September 11, 2007, the Federal Communications Commission adopted rules, which will remain in effect at least until February 2012, that require cable operators to make local broadcasters’ primary video and program-related material viewable on subscribers’ analog and digital television sets, which could include transmitting the local digital broadcast signals in analog as well as digital format or providing subscribers with the necessary equipment to view a digital signal on an analog set. We cannot predict the impact of these rules or their effect on the Company.

Program Access. On September 11, 2007, the Federal Communications Commission adopted a  Report & Order that extends the ban of exclusive contracts between vertically integrated programmers and cable operators to October 5, 2012. It had been set to expire on October 5, 2007. The extension has been challenged in federal court. The FCC also adopted a Notice of Proposed Rulemaking (NPRM) seeking comment on revisions to the program access complaint procedures; whether cable programming networks require programming distributors to purchase and carry undesired programming in return for the right to carry desired programming and whether such arrangements should be prohibited; and whether it would be appropriate to extend the Commission’s program access rules, including the exclusive contract prohibition, to terrestrially delivered cable-affiliated programming and programming delivered in high definition format. We cannot predict the result of this proceeding or its effect on the Company or Rainbow.

Program Carriage/Leased Access. In June 2007, the FCC released a notice of proposed rulemaking considering changes to its program carriage rules, which govern disputes between programmers and distributors over carriage terms. The FCC also sought comment on changes to its leased access rules, which govern the leasing of channels by unaffiliated programmers, including whether changes need to be made to the rules governing response to requests for leased access, whether the rate for leased access is appropriate, and any ways that advances in technology or marketplace developments should affect the leased access rules. We cannot predict how the FCC will rule on these issues or how such a ruling might affect Cablevision.

CPNI. In April 2007, the FCC sought comment on proposals for additional protections that might be applied to customer proprietary network information (“CPNI”) for both telecommunications carriers and interconnected VoIP service providers. We cannot predict how the FCC may rule on these matters. Any changes to rules on protection of CPNI may affect the financial results for Optimum Lightpath and Optimum Voice.

Universal Service. In June 2007, a federal appeals court upheld the FCC order requiring federal universal service contributions from interconnected VoIP service providers. Questions remain about state jurisdiction to assess contributions on VoIP service providers for state universal service programs. Any changes to the assessment and recovery rules for universal service may affect Optimum Lightpath’s, Optimum Voice’s, and Optimum Online’s financial results.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding purchases made by the Company of its Class A Common Stock during the three months ended September 30, 2007.

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
August 1-31, 2007	15,457	32.36	N/A	N/A

In August 2007, 35,000 restricted shares issued to an employee of the Company vested. To fulfill the employee’s statutory minimum tax withholding obligations of $500,189 for the applicable income and other employment taxes, 15,457 of these shares were surrendered to the Company. The 15,457 acquired shares have been classified as treasury stock.

Item 4.                    Submission of Matters to a Vote of Security Holders

A Special Meeting of Stockholders was held on October 24, 2007 for shareholders to consider and vote upon a proposal to adopt and approve the Agreement and Plan of Merger, dated as of May 2, 2007 by and among the Company and an entity organized by certain members and affiliates of the Dolan family. The following are the results of the matters voted upon at this meeting:

To adopt and approve the Agreement and Plan of Merger, dated as of May 2, 2007, by and among Central Park Holding Company, LLC, Central Park Merger Sub, Inc. and Cablevision Systems Corporation as it may be amended from time to time, which, among other things, provides for the merger of Central Park Merger Sub, Inc. with and into Cablevision Systems Corporation, with Cablevision Systems Corporation continuing as the surviving corporation.

Class A Shareholders
For:	70,625,740
Against:	116,487,501
Abstain:	762,338

Class B Shareholders
For:	557,756,520
Against:	—
Abstain:	—

To approve an amendment to Cablevision Systems Corporation’s Amended and Restated Certificate of Incorporation, to make Section A.X. of Article Fourth, which provides that holders of each class of Cablevision common stock must receive identical consideration upon a merger of Cablevision Systems Corporation, inapplicable to the merger and the other transactions contemplated by the merger agreement.

Class A Shareholders
For:	87,663,239
Against:	99,452,586
Abstain:	759,754

Class B Shareholders
For:	557,756,520
Against:	—
Abstain:	—

To approve any motion to adjourn the special meeting to a later date to solicit additional proxies if there are insufficient votes at the time of the special meeting to approve Proposal 1 or Proposal 2.

Class A Shareholders
For:	85,575,281
Against:	101,527,968
Abstain:	772,330

Class B Shareholders
For:	154,318,480
Against:	403,438,040
Abstain:	—

Item 6.                                                           Exhibits

(a)           Index to Exhibits.

31.1	Section 302 Certification of the CEO

31.2	Section 302 Certification of the CFO

32	Section 906 Certification of the CEO and CFO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CABLEVISION SYSTEMS CORPORATION
CSC HOLDINGS, INC.

Date:	November 8, 2007		/s/ Michael P. Huseby
		By:	Michael P. Huseby as Executive Vice President and Chief Financial Officer of Cablevision Systems Corporation and CSC Holdings, Inc.

Date:	November 8, 2007	By:	/s/ Wm. Keith Harper
Wm. Keith Harper as Senior Vice President and Controller and Principal Accounting Officer of Cablevision Systems Corporation and CSC Holdings, Inc.