Form 10-Q
period 2008-07-30
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS INC
filed 2008-08-01
CIK 1053112, 784681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2008

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

Indicate by check mark whether each Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

	Large accelerated filer		Accelerated filer		Non-accelerated filer		Smaller Reporting Company
Cablevision Systems Corporation	Yes ☒	No ☐	Yes ☐	No ☒	Yes ☐	No ☒	Yes ☐	No ☒
CSC Holdings, Inc.	Yes ☐	No ☒	Yes ☐	No ☒	Yes ☒	No ☐	Yes ☐	No ☒

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Cablevision Systems Corporation	Yes ☐	No ☒
CSC Holdings, Inc.	Yes ☐	No ☒

Number of shares of common stock outstanding as of July 25, 2008:

Cablevision NY Group Class A Common Stock -	233,696,180
Cablevision NY Group Class B Common Stock -	63,265,676
CSC Holdings, Inc. Common Stock -	11,595,635

CSC Holdings, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format applicable to CSC Holdings, Inc.

v

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I.                                                   FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q for the period ended June 30, 2008 is separately filed by Cablevision Systems Corporation (“Cablevision”) and CSC Holdings, Inc. (“CSC Holdings” and collectively with Cablevision and their subsidiaries, the “Company”, “we”, “us” or “our”).

This Quarterly Report contains statements that constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995. In this Quarterly Report there are statements concerning our future operating and future financial performance. Words such as “expects”, “anticipates”, “believes”, “estimates”, “may”, “will”, “should”, “could”, “potential”, “continue”, “intends”, “plans” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

•                 the level of our revenues;

•                 competition from existing competitors (such as direct broadcast satellite (“DBS”) operators and telephone companies) and new competitors (such as high-speed wireless providers) entering our franchise areas;

•                 demand for our basic video, digital video, high-speed data and voice services, which are impacted by competition from other services and the other factors discussed herein;

•                 the cost of programming and industry conditions;

•                 changes in the laws or regulations under which we operate;

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

•                 the outcome of litigation and other proceedings, including the matters described under Part II, Item 1. Legal Proceedings;

•                 general economic conditions in the areas in which we operate;

•                 the state of the market for debt securities and bank loans;

•                 demand for advertising inventory;

•                 subscriber and advertising demand for our newspapers;

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

•                 other risks and uncertainties inherent in the cable television, programming, entertainment and newspaper publishing businesses, and our other businesses;

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

Item 1. Financial Statements

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$805,274	$360,662
Restricted cash	59,813	58,416
Accounts receivable, trade (less allowance for doubtful accounts of $12,902 and $12,683)	520,341	543,151
Prepaid expenses and other current assets	178,009	189,306
Program rights, net	156,152	133,146
Deferred tax asset	320,345	232,984
Investment securities pledged as collateral	203,715	196,090
Derivative contracts	16,776	30,532
Total current assets	2,260,425	1,744,287

Property, plant and equipment, net of accumulated depreciation of $7,371,052 and $6,956,699	3,361,239	3,472,203
Notes and other receivables	35,410	40,874
Investment securities pledged as collateral	203,715	668,438
Derivative contracts	50,676	43,020
Other assets	117,477	79,740
Program rights, net	457,231	420,923
Deferred carriage fees, net	126,079	151,507
Franchises	731,848	731,848
Affiliation, broadcast and other agreements, net of accumulated amortization of $477,988 and $448,392	571,018	339,614
Other intangible assets, net of accumulated amortization of $115,784 and $102,487	354,968	316,830
Excess costs over fair value of net assets acquired	1,100,604	1,023,480
Deferred financing and other costs, net of accumulated amortization of $89,969 and $88,011	112,377	107,813
	$9,483,067	$9,140,577

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands, except share and per share amounts)

	June 30,	December 31,
	2008	2007
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$391,100	$370,044
Accrued liabilities	809,453	834,374
Deferred revenue	150,975	198,658
Program rights obligations	120,568	110,128
Liabilities under derivative contracts	2,205	2,893
Bank debt	210,000	110,000
Collateralized indebtedness	204,560	219,073
Capital lease obligations	4,624	5,351
Notes payable	—	1,017
Senior notes and debentures	1,000,000	500,000
Total current liabilities	2,893,485	2,351,538

Deferred revenue	11,618	12,691
Program rights obligations	317,634	307,185
Liabilities under derivative contracts	85,383	132,647
Other liabilities	333,119	322,042
Deferred tax liability	391,022	326,736
Bank debt	4,833,750	4,778,750
Collateralized indebtedness	241,566	628,081
Capital lease obligations	57,673	60,056
Senior notes and debentures	4,995,719	4,995,148
Senior subordinated notes	323,437	323,311
Minority interests	590	1,182
Total liabilities	14,484,996	14,239,367

Commitments and contingencies

Stockholders’ Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	—	—
CNYG Class A Common Stock, $.01 par value, 800,000,000 shares authorized, 258,473,348 and 255,648,391 shares issued and 233,701,767 and 231,007,266 shares outstanding	2,585	2,556
CNYG Class B Common Stock, $.01 par value, 320,000,000 shares authorized, 63,265,676 shares issued and outstanding	633	633
RMG Class A Common Stock, $.01 par value, 600,000,000 shares authorized, none issued	—	—
RMG Class B Common Stock, $.01 par value, 160,000,000 shares authorized, none issued	—	—
Paid-in capital	161,603	130,791
Accumulated deficit	(4,739,810)	(4,806,543)
	(4,574,989)	(4,672,563)
Treasury stock, at cost (24,771,581 and 24,641,125 shares)	(429,305)	(429,084)
Accumulated other comprehensive income	2,365	2,857
Total stockholders’ deficiency	(5,001,929)	(5,098,790)
	$9,483,067	$9,140,577

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2008 and 2007

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues, net	$1,712,421	$1,567,984	$3,433,113	$3,130,617

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	709,684	681,355	1,502,123	1,415,925
Selling, general and administrative	417,822	399,264	839,152	771,232
Restructuring charges (credits)	(2,003)	126	(1,613)	1,455
Depreciation and amortization (including impairments)	287,622	278,850	548,614	563,298
	1,413,125	1,359,595	2,888,276	2,751,910
Operating income	299,296	208,389	544,837	378,707

Other income (expense):
Interest expense	(186,543)	(238,202)	(398,196)	(476,850)
Interest income	4,567	6,525	9,216	14,964
Equity in net income of affiliates	—	2,601	—	4,377
Gain on sale of affiliate interests	—	183,888	—	183,888
Gain (loss) on investments, net	(110,751)	87,616	(89,135)	14,631
Gain (loss) on equity derivative contracts, net	65,801	(66,498)	67,221	8,588
Gain on interest rate swap contracts, net	114,240	37,281	7,910	27,314
Loss on extinguishment of debt	(2,424)	—	(2,424)	—
Minority interests	2,396	501	(509)	1,215
Miscellaneous, net	(6)	792	1,160	1,451
	(112,720)	14,504	(404,757)	(220,422)
Income from continuing operations before income taxes	186,576	222,893	140,080	158,285
Income tax expense	(87,734)	(95,479)	(72,371)	(64,301)
Income from continuing operations	98,842	127,414	67,709	93,984
Income (loss) from discontinued operations, including gain on sale of Fox Sports Net Bay Area of $187,853, net of taxes, in the 2007 periods	(503)	190,018	(976)	197,615
Income before cumulative effect of a change in accounting principle	98,339	317,432	66,733	291,599
Cumulative effect of a change in accounting principle, net of taxes	—	—	—	(443)
Net income	$98,339	$317,432	$66,733	$291,156

Basic net income per share:
Income from continuing operations	$0.34	$0.44	$0.23	$0.33
Income (loss) from discontinued operations	$—	$0.66	$—	$0.69
Cumulative effect of a change in accounting principle, net of taxes	$—	$—	$—	$—
Net income	$0.34	$1.10	$0.23	$1.02
Basic weighted average common shares (in thousands)	290,132	288,286	290,041	286,638

Diluted net income per share:
Income from continuing operations	$0.34	$0.43	$0.23	$0.32
Income (loss) from discontinued operations	$—	$0.65	$—	$0.67
Cumulative effect of a change in accounting principle, net of taxes	$—	$—	$—	$—
Net income	$0.33	$1.08	$0.23	$0.99
Diluted weighted average common shares (in thousands)	294,949	294,394	294,604	293,901

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2008 and 2007

(Dollars in thousands)

(Unaudited)

	2008	2007
Cash flows from operating activities:
Income from continuing operations	$67,709	$93,984
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	548,614	563,298
Equity in net income of affiliates	—	(4,377)
Minority interests	509	(1,215)
Gain on sale of affiliate interests	—	(183,888)
Loss (gain) on investments, net	89,135	(14,638)
Gain on equity derivative contracts	(67,221)	(8,588)
Unrealized gain on interest rate swaps	(25,562)	(33,242)
Loss on extinguishment of debt	2,424	—
Amortization of deferred financing costs and discounts on indebtedness	24,127	25,180
Amortization of other deferred costs	14,113	13,844
Share-based compensation expense related to equity classified awards	28,156	29,942
Deferred income tax	63,900	45,729
Amortization and write-off of program rights	74,019	64,718
Provision for doubtful accounts	21,147	22,281
Changes in other assets and liabilities	(139,905)	(185,382)
Net cash provided by operating activities	701,165	427,646

Cash flows from investing activities:
Capital expenditures	(383,661)	(333,165)
Payment for acquisition, net of cash acquired	(105,788)	—
Proceeds from sale of equipment, net of costs of disposal	933	1,628
Decrease (increase) in investment securities and other investments	(37,873)	369
Increase in restricted cash	(2,076)	(3,137)
Additions to other intangible assets	(3,218)	(1,062)
Proceeds from sale of affiliate interests	—	208,375
Distributions from equity method investees, net	—	24,506
Net cash used in investing activities	(531,683)	(102,486)

Cash flows from financing activities:
Proceeds from bank debt	210,000	73,000
Repayment of bank debt	(55,000)	(113,000)
Issuance of senior notes	500,000	—
Proceeds from stock option exercises	4,927	29,479
Proceeds from collateralized indebtedness	113,609	—
Repayment of collateralized indebtedness	(479,620)	—
Dividend distribution to common stockholders	(2,791)	(66,461)
Payments on capital lease obligations and other debt	(3,110)	(3,685)
Deemed repurchase of restricted stock	(221)	(68,478)
Additions to deferred financing and other costs	(12,039)	(1,648)
Distributions to minority partners	(1,101)	(13,322)
Net cash provided by (used in) financing activities	274,654	(164,115)
Net increase in cash and cash equivalents from continuing operations	444,136	161,045

Cash flows of discontinued operations:
Net cash provided by (used in) operating activities	(203)	18,109
Net cash provided by investing activities	679	313,555
Net change in cash classified in assets held for sale	—	24,461
Net effect of discontinued operations on cash and cash equivalents	476	356,125
Cash and cash equivalents at beginning of year	360,662	524,401
Cash and cash equivalents at end of period	$805,274	$1,041,571

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$773,586	$331,901
Restricted cash	59,813	58,416
Accounts receivable, trade (less allowance for doubtful accounts of $12,902 and $12,683)	520,341	543,151
Prepaid expenses and other current assets	177,887	189,281
Program rights, net	156,152	133,146
Deferred tax asset	363,352	283,483
Advances to affiliates	427,229	361,770
Investment securities pledged as collateral	203,715	196,090
Derivative contracts	16,776	30,532
Total current assets	2,698,851	2,127,770

Property, plant and equipment, net of accumulated depreciation of $7,371,052 and $6,956,699	3,361,239	3,472,203
Notes and other receivables	35,410	40,874
Investment securities pledged as collateral	203,715	668,438
Derivative contracts	50,676	43,020
Other assets	117,477	79,740
Program rights, net	457,231	420,923
Deferred carriage fees, net	126,079	151,507
Franchises	731,848	731,848
Affiliation, broadcast and other agreements, net of accumulated amortization of $477,988 and $448,392	571,018	339,614
Other intangible assets, net of accumulated amortization of $115,784 and $102,487	354,968	316,830
Excess costs over fair value of net assets acquired	1,100,604	1,023,480
Deferred financing and other costs, net of accumulated amortization of $69,471 and $69,926	100,759	93,782
	$9,909,875	$9,510,029

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Dollars in thousands, except share and per share amounts)

	June 30, 2008	December 31, 2007
	(unaudited)
LIABILITIES AND STOCKHOLDER’S DEFICIENCY

Current Liabilities:

Accounts payable	$391,100	$370,044
Accrued liabilities	777,037	800,616
Deferred revenue	150,975	198,658
Program rights obligations	120,568	110,128
Liabilities under derivative contracts	2,205	2,893
Bank debt	210,000	110,000
Collateralized indebtedness	204,560	219,073
Capital lease obligations	4,624	5,351
Notes payable	—	1,017
Senior notes and debentures	500,000	500,000
Total current liabilities	2,361,069	2,317,780

Deferred revenue	11,618	12,691
Program rights and other contract obligations	317,634	307,185
Liabilities under derivative contracts	85,383	132,647
Other liabilities	329,569	315,842
Deferred tax liability	652,023	569,613
Bank debt	4,833,750	4,778,750
Collateralized indebtedness	241,566	628,081
Capital lease obligations	57,673	60,056
Senior notes and debentures	3,995,719	3,495,148
Senior subordinated notes	323,437	323,311
Minority interests	590	1,182
Total liabilities	13,210,031	12,942,286

Commitments and contingencies

Stockholder’s deficiency:
Series A Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
Series B Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
8% Series D Cumulative Preferred Stock, $.01 par value, 112,500 shares authorized, none issued ($100 per share liquidation preference)	—	—
Preferred Stock, $.01 par value, 9,487,500 shares authorized, none issued	—	—
Common Stock, $.01 par value, 20,000,000 shares authorized, 11,595,635 shares issued and outstanding	116	116
Paid-in capital	212,272	182,721
Accumulated deficit	(3,514,909)	(3,617,951)
	(3,302,521)	(3,435,114)
Accumulated other comprehensive income	2,365	2,857

Total stockholder’s deficiency	(3,300,156)	(3,432,257)
	$9,909,875	$9,510,029

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2008 and 2007

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues, net	$1,712,421	$1,567,984	$3,433,113	$3,130,617

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	709,684	681,355	1,502,123	1,415,925
Selling, general and administrative	417,822	399,264	839,152	771,232
Restructuring charges (credits)	(2,003)	126	(1,613)	1,455
Depreciation and amortization (including impairments)	287,622	278,850	548,614	563,298
	1,413,125	1,359,595	2,888,276	2,751,910
Operating income	299,296	208,389	544,837	378,707

Other income (expense):
Interest expense	(156,321)	(204,584)	(334,579)	(409,689)
Interest income	4,426	5,670	8,844	12,392
Equity in net income of affiliates	—	2,601	—	4,377
Gain on sale of affiliate interests	—	183,888	—	183,888
Gain (loss) on investments, net	(110,751)	87,616	(89,135)	14,631
Gain (loss) on equity derivative contracts, net	65,801	(66,498)	67,221	8,588
Gain on interest rate swap contracts, net	114,240	37,281	7,910	27,314
Loss on extinguishment of debt	(2,424)	—	(2,424)	—
Minority interests	2,396	501	(509)	1,215
Miscellaneous, net	(6)	792	1,160	1,451
	(82,639)	47,267	(341,512)	(155,833)
Income from continuing operations before income taxes	216,657	255,656	203,325	222,874
Income tax expense	(100,392)	(108,378)	(99,307)	(90,252)
Income from continuing operations	116,265	147,278	104,018	132,622
Income (loss) from discontinued operations, including gain on sale of Fox Sports Net Bay Area of $187,853, net of taxes, in the 2007 periods	(503)	190,018	(976)	197,615
Income before cumulative effect of a change in accounting principle	115,762	337,296	103,042	330,237
Cumulative effect of a change in accounting principle, net of taxes	—	—	—	(443)
Net income	$115,762	$337,296	$103,042	$329,794

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2008 and 2007

(Dollars in thousands)

(Unaudited)

	2008	2007
Cash flows from operating activities:
Income from continuing operations	$104,018	$132,622
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	548,614	563,298
Equity in net income of affiliates	—	(4,377)
Minority interests	509	(1,215)
Gain on sale of affiliate interests	—	(183,888)
Loss (gain) on investments, net	89,135	(14,638)
Gain on equity derivative contracts	(67,221)	(8,588)
Unrealized gain on interest rate swaps	(25,562)	(33,242)
Loss on extinguishment of debt	2,424	—
Amortization of deferred financing costs and discounts on indebtedness	21,714	22,768
Amortization of other deferred costs	14,113	13,844
Share-based compensation expense related to equity classified awards	28,156	29,942
Deferred income tax	89,516	69,378
Amortization and write-off of program rights	74,019	64,718
Provision for doubtful accounts	21,147	22,281
Changes in other assets and liabilities	(201,824)	(267,564)
Net cash provided by operating activities	698,758	405,339

Cash flows from investing activities:
Capital expenditures	(383,661)	(333,165)
Payment for acquisition, net of cash acquired	(105,788)	—
Proceeds from sale of equipment, net of costs of disposal	933	1,628
Decrease (increase) in investment securities and other investments	(37,873)	369
Increase in restricted cash	(2,076)	(3,137)
Additions to other intangible assets	(3,218)	(1,062)
Proceeds from sale of affiliate interests	—	208,375
Distributions from equity method investees, net	—	24,506
Net cash used in investing activities	(531,683)	(102,486)

Cash flows from financing activities:
Proceeds from bank debt	210,000	73,000
Repayment of bank debt	(55,000)	(113,000)
Issuance of senior notes	500,000	—
Proceeds from collateralized indebtedness	113,609	—
Repayment of collateralized indebtedness	(479,620)	—
Capital contribution from Cablevision	1,395	8,420
Payments on capital lease obligations and other debt	(3,110)	(3,685)
Additions to deferred financing and other costs	(12,039)	(1,648)
Distributions to minority partners	(1,101)	(13,322)
Net cash provided by (used in) financing activities	274,134	(50,235)
Net increase in cash and cash equivalents from continuing operations	441,209	252,618

Cash flows of discontinued operations:
Net cash provided by (used in) operating activities	(203)	18,109
Net cash provided by investing activities	679	313,555
Net change in cash classified in assets held for sale	—	24,461
Net effect of discontinued operations on cash and cash equivalents	476	356,125
Cash and cash equivalents at beginning of year	331,901	390,143
Cash and cash equivalents at end of period	$773,586	$998,886

See accompanying combined notes to condensed consolidated financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 1.                                                BUSINESS

Cablevision Systems Corporation (“Cablevision”) and its wholly-owned subsidiary CSC Holdings, Inc. (“CSC Holdings,” and collectively with Cablevision, the “Company”) own and operate cable television systems and through Rainbow Media Holdings LLC, a wholly-owned subsidiary of CSC Holdings, have ownership interests in companies that produce and distribute national entertainment and regional news programming services, including Madison Square Garden, L.P.  The Company also owns companies that provide advertising sales services for the cable television industry, provide telephone service, and operate motion picture theaters.  The Company classifies its business interests into three reportable segments:  Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional television programming networks, including AMC, IFC, WE tv, Sundance Channel (as of June 16, 2008), News 12 and the VOOM HD Networks; and Madison Square Garden, consisting principally of its professional sports teams, a regional sports programming business and an entertainment business, as well as the operations of Fuse, a national music programming network, effective January 1, 2008, which prior to January 1, 2008 was included in the Rainbow segment.  As a result of the transaction described in Note 18, the Company operates in a fourth reportable business segment - Newspaper Publishing Group.

NOTE 2.                                                BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Cablevision and CSC Holdings have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these financial statements do not include all the information and notes required for complete annual financial statements.

The financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 presented in this Form 10-Q are unaudited; however, in the opinion of management, such financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The accompanying condensed consolidated financial statements of Cablevision include the accounts of Cablevision and its majority-owned subsidiaries and the accompanying condensed consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries.  Cablevision has no operations independent of its CSC Holdings subsidiary, whose operating results and financial position are consolidated into Cablevision.  The condensed consolidated balance sheets and condensed statements of operations for Cablevision are essentially identical to the condensed consolidated balance sheets and condensed consolidated statements of operations for CSC Holdings, with the following significant exceptions:  Cablevision has $1.5 billion of senior notes issued in April 2004, cash, deferred financing costs and accrued interest related to its senior notes, certain intercompany payables to CSC Holdings and other subsidiaries, deferred taxes and accrued dividends on its balance sheet.   Differences between Cablevision’s results of operations from those of CSC Holdings primarily include incremental interest expense, interest income and income tax expense or benefit.  The combined notes to the condensed consolidated financial statements relate to the Company, which, except as noted, are identical for Cablevision and CSC Holdings.  All significant intercompany transactions and balances are eliminated in both sets of condensed consolidated financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2008.

The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as modified by the Company’s Current Report on Form 8-K dated May 22, 2008.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation.

NOTE 3.                                                 RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“Statement No. 157”).  Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Under Statement No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  It also clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  This Statement applies under other accounting pronouncements that require or permit fair value measurements.  Accordingly, this Statement does not require any new fair value measurements.  Statement No. 157 became effective for the Company on January 1, 2008 with respect to financial assets and financial liabilities.  The FASB has deferred the adoption of Statement No. 157 for nonfinancial assets and nonfinancial liabilities to be effective for the Company on January 1, 2009.  See Note 13 for a discussion of the impact of the adoption of Statement No. 157 for certain financial assets and financial liabilities. The Company has not yet determined the impact of Statement No. 157 as it relates to nonfinancial assets and nonfinancial liabilities on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“Statement No. 159”).  Statement No. 159 permits entities to elect, at specified election dates, to measure eligible financial instruments and certain other items at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred.  Statement No. 159 became effective as of January 1, 2008 for the Company.  The adoption of Statement No. 159 did not have any impact on the Company’s financial position or results of operations as of and for the three and six months ended June 30, 2008 as the Company did not elect to measure any eligible financial instruments or certain other items at fair value.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“Statement No. 161”).  Statement No. 161 requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows.  Statement No. 161 is effective for the Company on January 1, 2009.  The impact of this standard will be to expand disclosures regarding the Company’s derivative instruments.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets.  FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets.  FSP No. FAS 142-3 is effective for the Company on January 1, 2009.  The Company has not yet determined the impact FSP No. FAS 142-3 will have on its consolidated financial statements.

NOTE 4.                                                TRANSACTIONS

Sundance Channel L.L.C.

On June 16, 2008, certain wholly-owned subsidiaries of Rainbow Media Holdings LLC (“RMH”) completed transactions which resulted in the 100% acquisition of Sundance Channel L.L.C. (“Sundance”) from General Electric Company’s NBC Universal, CBS Corporation’s Showtime Networks (“CBS”), an entity controlled by Robert Redford and an entity controlled by another individual.  The preliminary purchase price of $472,464 was paid through an exchange of 12,742,033 shares of common stock of General Electric Company (“GE”) held by certain subsidiaries of RMH valued, based on the closing price at the acquisition date, at $369,137, and a net cash payment of $103,327.  The aggregate purchase price for financial statement purposes including the estimated effect of working capital adjustments and closing costs, and excluding $87,002 of net deferred tax adjustments as described in Note 14, of approximately $483,000, is lower than the contractual purchase price of $496,000, (prior to customary working capital adjustments, closing costs, and deferred tax adjustments) because the GE common stock was valued under the acquisition agreement on the basis of a trailing average price, which was higher than the closing price of the GE common stock at the acquisition date.  In the first transaction, GE received all of the GE common stock held by certain subsidiaries of RMH, and the RMH subsidiaries received a 100% interest in a newly formed subsidiary of GE, which held cash and GE’s ownership interest in Sundance.  In the subsequent transactions, this newly formed subsidiary used the cash contributed to it by GE and additional cash contributions by the Company to purchase the remaining interests in Sundance.

Prior to the Sundance acquisition, the outstanding monetization contracts held by subsidiaries of RMH covering the GE common stock exchanged in the transaction were terminated, the associated collateralized indebtedness was settled and, accordingly, the GE common stock was no longer pledged to support that indebtedness.  The subsidiaries of RMH that were parties to these contracts paid the counterparties an aggregate of $368,097 to settle the monetization contracts.  To fund the $368,097 of cash payments required to settle the monetization contracts and to fund the $103,327 net cash acquisition payment, the Company borrowed $210,000 under its Rainbow National Services (“RNS”) bank revolving credit facility and used cash on hand for the remaining amount.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

The Company accounted for the acquisition of Sundance under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Under the purchase method of accounting, the total estimated purchase price has been allocated to the identifiable tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. The excess of the estimated purchase price over those fair values was recorded as excess cost over fair value of net assets acquired. The fair value assigned to the identifiable tangible and intangible assets acquired and liabilities assumed are based upon preliminary estimates and assumptions developed by management and other information compiled by management, including a preliminary purchase price allocation analysis.  The preliminary purchase price allocation set forth below was based on preliminary valuations based on information currently available and, accordingly, is subject to future adjustment as more definitive information becomes available. As a result of the non-taxable transfer of the GE common stock and the settlement of the related monetization contracts in connection with the acquisition, the estimated purchase price and resulting preliminary purchase price allocation were reduced by the related net deferred tax effects totaling $87,002 to approximately $395,998.  In addition, the working capital adjustment and certain pre-acquisition contingencies have not yet been finalized.  The finalization of the working capital adjustment and certain pre-acquisition contingencies may also result in adjustments to the estimated purchase price and resulting allocation.  The results of Sundance’s operations have been included in the condensed consolidated financial statements from the date of acquisition and are included in the Company’s Rainbow segment.

The following table provides the preliminary allocation of the estimated purchase price of the assets acquired and liabilities assumed based on preliminary fair value information currently available, which is subject to change upon finalization:

Affiliation relationships and affiliation agreements	$261,000
Advertiser relationships	9,000
Trademarks (indefinite-lived intangible)	27,000
Excess costs over fair value of net assets acquired	77,124
Other assets acquired, net of liabilities assumed	21,874

Net assets acquired (1)	$395,998

(1)                    Net of $87,002 in net deferred tax effects, which were recorded as a result of the expected tax free disposition of the GE common stock and the settlement of the related monetization contracts thereon described above.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 5.                                                INCOME PER COMMON SHARE

Cablevision

Basic net income per common share for Cablevision is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income per common share for Cablevision reflects the dilutive effects of stock options, restricted stock, restricted stock units and other potentially dilutive financial instruments.

A reconciliation of the denominator of the basic and diluted net income per share calculation for Cablevision for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three Months	Six Months	Three Months	Six Months
	Ended June 30, 2008		Ended June 30, 2007

Basic weighted average shares outstanding	290,132	290,041	288,286	286,638

Effect of dilution:
Stock options	2,322	2,314	3,186	3,146
Restricted stock awards	2,495	2,249	2,922	4,117
Diluted weighted average shares outstanding	294,949	294,604	294,394	293,901

Anti-dilutive shares (options whose exercise price exceeds the average market price of Cablevision’s common stock during the period and certain restricted shares) totaling 425 and 1,213 for the three and six months ended June 30, 2008, respectively, and 484 and 533 for the three and six months ended June 30, 2007, respectively, have been excluded from diluted weighted average shares outstanding.

CSC Holdings

Net income per common share for CSC Holdings is not presented since it is a wholly-owned subsidiary of Cablevision.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 6.                                                COMPREHENSIVE INCOME

The following table is a reconciliation of Cablevision’s and CSC Holdings’ net income to comprehensive income for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008		2007
	Cablevision	CSC Holdings	Cablevision	CSC Holdings

Net income	$98,339	$115,762	$317,432	$337,296
Other comprehensive income (loss):
Amortization of prior service cost and gains and losses included in net periodic benefit cost, net of taxes	(246)	(246)	(8)	(8)
Comprehensive income	$98,093	$115,516	$317,424	$337,288

	Six Months Ended June 30,
	2008		2007
	Cablevision	CSC Holdings	Cablevision	CSC Holdings

Net income	$66,733	$103,042	$291,156	$329,794
Other comprehensive income (loss):
Amortization of prior service cost and gains and losses included in net periodic benefit cost, net of taxes	(492)	(492)	(8)	(8)
Comprehensive income	$66,241	$102,550	$291,148	$329,786

NOTE 7.                                               GROSS VERSUS NET REVENUE RECOGNITION

In the normal course of business, the Company is assessed non-income related taxes by governmental authorities, including franchising authorities, and collects such taxes from its customers.  The Company’s policy is that, in instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis.  That is, amounts paid to the governmental authorities are recorded as technical and operating expenses and amounts received from the customer are recorded as revenues.  For the three and six months ended June 30, 2008 and 2007, the amount of franchise fees included as a component of net revenue aggregated $30,571 and $60,511, and $28,114 and $55,180, respectively.  Taxes and fees assessed directly on the customer, but collected and remitted to governmental authorities by the Company, are recorded on a net basis.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 8.                                                CASH FLOWS

For purposes of the condensed consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

During the six months ended June 30, 2008 and 2007, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Six Months Ended June 30,
	2008	2007
Non-Cash Investing and Financing Activities of Cablevision and CSC Holdings:
Continuing Operations:
Value of GE common stock exchanged in the acquisition of Sundance	$369,137	$—
Redemption of collateralized indebtedness with related equity derivative contracts	50,931	—
Redemption of collateralized indebtedness with related equity derivative contracts and stock	—	74,726
Asset retirement obligations	9,243	—
Receivable related to sale of affiliate interest	—	4,737

Discontinued Operations:
Receivable related to sale of affiliate interest	—	15,801

Supplemental Data:
Cash interest paid (Cablevision)	383,191	484,536
Cash interest paid (CSC Holdings)	318,679	419,586
Income taxes paid, net (Cablevision and CSC Holdings)	7,054	21,399

NOTE 9.                                                DISCONTINUED OPERATIONS

In June 2007, the Company completed the sale of its 60% interest in Fox Sports Net Bay Area, to Comcast Corporation (“Comcast”).  In addition, in April 2005, the operations of the Rainbow DBS satellite distribution business were shut down.  As a result, the operating results of these businesses, net of taxes, have been classified in the condensed consolidated statements of operations as discontinued operations for all periods presented.  Operating results of discontinued operations for the three and six months ended June 30, 2008 and 2007 are summarized below:

	Three Months Ended June 30, 2008
	Fox Sports Net Bay Area	Rainbow DBS satellite distribution business	Total
Revenues, net	$—	$—	$—
Loss before income taxes	$—	$(860)	$(860)
Income tax benefit	—	357	357
Loss from discontinued operations, net of taxes	$—	$(503)	$(503)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30, 2007
	Fox Sports Net Bay Area	Rainbow DBS satellite distribution business	Total
Revenues, net	$30,311	$—	$30,311
Income (loss) before income taxes, including gain on sale of Fox Sports Net Bay Area of $317,964	$322,551	$(943)	$321,608
Income tax benefit (expense)	(131,984)	394	(131,590)
Income (loss) from discontinued operations, including gain on sale of Fox Sports Net Bay Area of $187,853, net of taxes	$190,567	$(549)	$190,018

	Six Months Ended June 30, 2008
	Fox Sports Net Bay Area	Rainbow DBS satellite distribution business	Total
Revenues, net	$—	$—	$—
Loss before income taxes	$(81)	$(1,587)	$(1,668)
Income tax benefit	34	658	692
Loss from discontinued operations, net of taxes	$(47)	$(929)	$(976)

	Six Months Ended June 30, 2007
	Fox Sports Net Bay Area	Rainbow DBS satellite distribution business	Total
Revenues, net	$53,894	$—	$53,894
Income before income taxes, including gain on sale of Fox Sports Net Bay Area of $317,964	$326,135	$8,353	$334,488
Income tax expense	(133,455)	(3,418)	(136,873)
Income from discontinued operations, including gain on sale of Fox Sports Net Bay Area of $187,853, net of taxes	$192,680	$4,935	$197,615

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 10.                                         INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Gross carrying amount of affiliation, broadcast and other agreements
Affiliation relationships and affiliate agreements	$1,003,416	$742,416
Broadcast rights and other agreements	45,590	45,590
	1,049,006	788,006
Accumulated amortization
Affiliation relationships and affiliate agreements	(438,706)	(409,870)
Broadcast rights and other agreements	(39,282)	(38,522)
	(477,988)	(448,392)
Affiliation, broadcast and other agreements, net of accumulated amortization	$571,018	$339,614

Gross carrying amount of other intangible assets
Season ticket holder relationships	$75,005	$75,005
Suite holder contracts and relationships	21,167	21,167
Advertiser relationships	112,524	103,524
Other intangibles (a)	65,025	57,590
	273,721	257,286
Accumulated amortization
Season ticket holder relationships	(18,201)	(15,476)
Suite holder contracts and relationships	(10,319)	(9,136)
Advertiser relationships	(59,539)	(53,745)
Other intangibles	(27,725)	(24,130)
	(115,784)	(102,487)
Indefinite-lived intangible assets
Sports franchises	96,215	96,215
FCC licenses and other intangibles	11,936	11,936
Trademarks (a)	88,880	53,880
Other intangible assets, net of accumulated amortization	$354,968	$316,830

Affiliation, broadcast and other agreements, net of accumulated amortization	$571,018	$339,614
Other intangible assets, net of accumulated amortization	354,968	316,830
Cable television franchises (indefinite-lived intangible)	731,848	731,848
Excess costs over the fair value of net assets acquired (indefinite-lived intangible)	1,100,604	1,023,480

Total intangible assets, net	$2,758,438	$2,411,772

Aggregate amortization expense
Six months ended June 30, 2008 (b)	$57,894

Estimated amortization expense
Year ending December 31, 2008	$95,167
Year ending December 31, 2009	98,749
Year ending December 31, 2010	95,621
Year ending December 31, 2011	94,755
Year ending December 31, 2012	80,228

(a)                    In addition to the other intangible assets recorded relating to the acquisition of Sundance (see Note 4), the aggregate increase in the gross carrying amount of other intangible assets and trademarks for the six months ended June 30, 2008

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

also includes a reclassification of $12,217 of acquired assets from property, plant and equipment related to the finalization of certain purchase price allocations.

(b)                   Amortization expense includes the amortization of definite-lived intangible assets set forth above and also includes $15,034 relating to the remaining net book value of deferred carriage fees associated with the EchoStar affiliation agreement deemed impaired as a result of the court decision filed on May 5, 2008 and the formal termination of the carriage agreement by EchoStar on May 13, 2008, as discussed in Note 16 Legal Matters - “EchoStar Contract Dispute”.

The changes in the carrying amount of excess costs over the fair value of net assets acquired for the six months ended June 30, 2008 are as follows:

	Tele- communications	MSG	Rainbow	Other	Total
Balance as of December 31, 2007	$206,971	$742,492	$60,459	$13,558	$1,023,480
Excess costs over the fair value of net assets acquired relating to the acquisition of Sundance	—	—	77,124	—	77,124
Balance as of June 30, 2008	$206,971	$742,492	$137,583	$13,558	$1,100,604

NOTE 11.                                         DEBT

RNS Incremental Revolver Facility

On June 3, 2008, RNS entered into an Incremental Revolver Supplement (“Incremental Revolver”) whereby RNS received commitments from lenders in the amount of $280,000. The interest rate under the Incremental Revolver is 2.0% over the Eurodollar rate for Eurodollar-based borrowings and 1.0% over the Base Rate for Base Rate borrowings (as defined in the Incremental Revolver). The Incremental Revolver matures on June 30, 2012 and the terms and conditions of the Incremental Revolver are no more restrictive than those of the RNS credit facility currently outstanding. RNS is obligated to pay fees of 0.375% per annum on any undrawn portion of the Incremental Revolver commitment balance. Borrowings under the Incremental Revolver may be repaid without penalty at any time. There were no borrowings outstanding under the Incremental Revolver facility at June 30, 2008.

In connection with the Incremental Revolver, RNS incurred deferred financing costs of $2,858, which are being amortized to interest expense over the four year term of the revolver.

Borrowings Under Existing RNS Revolver

In connection with the termination of the monetization contracts relating to shares of GE common stock owned by the Company (see Note 12), the Company borrowed $210,000 under its RNS $300,000 revolving credit facility. The weighted average interest rate on the revolver was 3.476% and the Company had $90,000 available in undrawn commitments under this revolver at June 30, 2008.

CSC Holdings Senior Notes

On June 4, 2008, CSC Holdings issued $500,000 face amount of 8 1/2% senior notes due June 15, 2015. These notes are senior unsecured obligations and are not guaranteed by any of CSC Holdings’ subsidiaries. CSC Holdings may redeem the senior notes, in whole or in part, at a redemption price equal to 104.250% of face value on or after June 15, 2012, 102.125% on or after June 15, 2013, and 100% on or

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

after June 15, 2014. The notes are redeemable at the redemption price plus accrued and unpaid interest through the redemption date. The proceeds of these notes were used to repay the CSC Holdings $500,000 face amount of 7-1/4% senior notes which matured in July 2008.

In connection with these senior notes, CSC Holdings incurred deferred financing costs of $8,762, which are being amortized to interest expense over the seven year term of the notes.

NOTE 12.                                         DERIVATIVE CONTRACTS AND COLLATERALIZED INDEBTEDNESS

In March 2008, the Company entered into several interest rate swap contracts that amended the terms of contracts (specifically maturity date and fixed rate paid by the Company) originally entered into in April 2006 with a notional amount of $3,700,000 to effectively fix borrowing rates on floating rate debt. These contracts are not designated as hedges for accounting purposes. As a result of these transactions, the interest rate paid on approximately 84% of the Company’s debt (excluding capital leases and collateralized indebtedness) as of June 30, 2008 is effectively fixed (51% is fixed based on the terms of certain of the Company’s senior and senior subordinated notes and debentures agreements and 33% is effectively fixed through utilization of these interest rate swap contracts). The table below summarizes certain terms of these interest rate swap contracts as of June 30, 2008:

Maturity Date	Notional Amount	Weighted Average Fixed Rate Paid by the Company	Weighted Average Effective Floating Rate Received by the Company at June 30, 2008*
March 2010	$1,100,000	3.65%	2.69%
June 2012	$2,600,000	4.86%	2.69%

*                              Represents the floating rate received by the Company under its interest rate swap agreements at June 30, 2008 and does not represent the rates to be received by the Company on future payments.

The following table summarizes the settlement of the Company’s collateralized indebtedness relating to Comcast Corporation shares that were settled by delivering cash equal to the collateralized loan value, net of the value of the related equity derivative contracts for the three and six months ended June 30, 2008. The cash was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast shares. The terms of the new contracts allow the Company to retain upside participation in Comcast shares up to each respective contract’s upside appreciation limit with downside exposure limited below the respective hedge price.

Number of shares	5,401,059
Collateralized indebtedness settled	$(118,397)
Derivative contracts	6,874
(111,523)
New monetization contract borrowings	113,609
Net cash receipt	$2,086

In connection with the acquisition of Sundance, the Company terminated the monetization contracts relating to the 12,742,033 shares of common stock of GE owned by the Company by settling the related collateralized indebtedness and equity derivative contracts which resulted in the Company making a net

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

cash payment to the counterparties aggregating $368,097. The Company recognized a $66,447 gain on the GE equity derivative contracts during the six months ended June 30, 2008. In connection with the termination, the Company recognized a loss of $2,424, representing the difference between the carrying value and the redemption value of the collateralized indebtedness, which is reflected as a loss on extinguishment of debt in the accompanying condensed consolidated statements of operations

The following table summarizes the settlement of the Company’s collateralized indebtedness relating to GE shares settled.

Number of shares	12,742,033
Collateralized indebtedness settled	$(412,154)
Derivative contracts settled	44,057
Net cash payment	$(368,097)

NOTE 13.                                         FAIR VALUE MEASUREMENT

As discussed in Note 3, the Company adopted Statement No. 157 on January 1, 2008 for certain financial assets and financial liabilities, which among other things, requires enhanced disclosures about assets and liabilities measured at fair value. The Company’s adoption of Statement No. 157 was limited to certain financial assets and financial liabilities within the scope of Statement No. 157, which primarily relate to the Company’s investment securities and derivative contracts.

The Company determines fair value of investment securities and investment securities pledged as collateral based upon available quoted prices. The fair value of the Company’s interest rate swap contracts is determined by discounting expected cash flows using market interest rates commensurate with the credit quality and duration of the contracts. In determining the fair value of the Company’s equity collars related to its equity derivative contracts, it uses a model-derived valuation approach that considers closing exchange market price quotations, time value and volatility factors underlying the derivative instruments.

The fair value hierarchy as outlined in Statement No. 157 is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

•      Level I – Quoted prices for identical instruments in active markets.

•      Level II – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•      Level III – Instruments whose significant value drivers are unobservable.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

The following table presents for each of these hierarchy levels, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at June 30, 2008:

	Level I	Level II	Level III	Total
Assets:
Investment securities	$9,648	$—	$—	$9,648
Investment securities pledged as collateral	407,430	—	—	407,430
Derivative contracts	—	67,452	—	67,452
Liabilities:
Liabilities under derivatives contracts	—	87,588	—	87,588

The Company’s investment securities and investment securities pledged as collateral are classified within Level I of the fair value hierarchy because they are valued using quoted market prices from a listed exchange. The Company’s derivative contracts and liabilities under derivative contracts are valued using market-based inputs to valuation models. These valuation models require a variety of inputs, including contractual terms, market prices, yield curves, and measures of volatility. When appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations. Such adjustments are generally based on available market evidence. Since model inputs can generally be verified and do not involve significant management judgment, the Company has concluded that these instruments should be classified within Level II of the fair value hierarchy.

As a result of the Company’s adoption of Statement No. 157, the Company began to consider the impact of credit risk when measuring the fair value of its derivative asset and/or liability positions, as applicable.

NOTE 14.                                         INCOME TAXES

Cablevision

The income tax expense attributable to continuing operations for the six months ended June 30, 2008 of $72,371 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state income taxes, an increase to the valuation allowance of $1,253 relating to certain state net operating loss-carry forwards, tax expense of $1,823 relating to unrecognized tax benefits and accrued interest recorded pursuant to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $2,998 and $2,798, respectively.

The income tax expense attributable to continuing operations for the six months ended June 30, 2007 of $64,301 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state income taxes, partially offset by a decrease in the valuation allowance of $2,010 relating to certain state net operating loss carry-forwards, increased by tax expense of $5,148 relating to unrecognized tax benefits and accrued interest recorded pursuant to FIN 48, and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $3,039 and $3,155, respectively.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

CSC Holdings

The income tax expense attributable to continuing operations for the six months ended June 30, 2008 of $99,307 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state income taxes, an increase to the valuation allowance of $1,253 relating to certain state net operating loss-carry forwards, tax expense of $1,823 relating to unrecognized tax benefits and accrued interest recorded pursuant to FIN 48, and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $2,998 and $2,798, respectively.

The income tax expense attributable to continuing operations for the six months ended June 30, 2007 of $90,252 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state income taxes, a decrease in the valuation allowance of $2,010 relating to certain state net operating loss carry-forwards, partially offset by tax expense of $5,148 relating to unrecognized tax benefits and accrued interest recorded pursuant to FIN 48, and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $3,039 and $3,155, respectively.

In connection with the tax allocation policy between Cablevision and CSC Holdings, CSC Holdings has recorded a payable due to Cablevision and Cablevision has recorded a receivable due from CSC Holdings, both in the amount of $4,683, representing the estimated federal income tax liability of CSC Holdings for the six months ended June 30, 2008 as determined on a stand-alone basis as if CSC Holdings filed a separate federal consolidated income tax return.

The Company

In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period. The estimated annual effective tax rate is revised on a quarterly basis and therefore may be different from the rate used for a prior interim period. In addition, certain items included in income from continuing operations before income taxes must be treated as discrete items. The income tax expense or benefit associated with these discrete items is fully recognized in the interim period in which the items occur.

In connection with the Sundance acquisition, the Company (i) reversed a deferred tax liability on the investment in GE common stock ($136,581), (ii) recorded a FIN 48 reserve of $53,742 that is primarily related to certain previously recognized deferred tax assets and (iii) recorded $4,163 of deferred tax assets relating to future deductible temporary differences. Such adjustments resulted in a decrease of $87,002 to excess costs over fair value of net assets acquired.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 15.                                         EQUITY PLANS

Cablevision’s Equity Plans

The following table summarizes activity for Cablevision’s restricted shares for the six months ended June 30, 2008:

	Number of Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant
Unvested award balance, December 31, 2007	4,446,289	$24.97
Granted	2,484,790	25.51
Awards vested	(20,000)	21.77
Awards forfeited	(121,717)	25.47
Unvested award balance, June 30, 2008	6,789,362	25.16

Cablevision recognizes compensation expense for restricted shares using a straight-line amortization method, based on the grant date price of Cablevision NY Group Class A common stock over the vesting period.

Share-based compensation, including compensation relating to restricted shares, for the three and six months ended June 30, 2008 was $17,719 and $26,742, respectively, of which $16,518 and $28,156, respectively, related to equity classified awards and for the three and six months ended June 30, 2007 share-based compensation was $21,140 and $38,777, respectively, of which $14,808 and $29,942, respectively, related to equity classified awards. There were no grants of stock options or stock appreciation rights in the six months ended June 30, 2008.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

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

Cablevision reached an agreement in principle with respect to the settlement of the Delaware action in the quarter ended June 30, 2007.  In connection with the anticipated settlement, Cablevision expects to seek dismissal of the New York action as well as the Delaware action.  A hearing on the proposed settlement took place in April 2008.  At that hearing, the court ordered that certain discovery may take place and deferred ruling on approval of the settlement.  A further hearing on the settlement has been scheduled for September 2008.

The Wiz Bankruptcy

TW, Inc. (“TW”), a former subsidiary of the Company and operator of The Wiz consumer retail electronics business, is the subject of a Chapter 11 bankruptcy proceeding in the U.S. Bankruptcy Court for the District of Delaware.  In February 2005, TW filed a complaint in the bankruptcy proceeding against Cablevision and certain of its affiliates seeking recovery of alleged preferential transfers in the aggregate amount of $193,457.  Also in February 2005, the Official Committee of Unsecured Creditors of TW (the “Committee”) filed a motion seeking authority to assume the prosecution of TW’s alleged preference claims and to prosecute certain other causes of action.  The bankruptcy court granted the Committee’s motion on or about March 10, 2005, thereby authorizing the Committee, on behalf of TW, to continue the preference suit and to assert other claims.  On March 12, 2005, the Committee filed a complaint in the bankruptcy court against Cablevision, certain of its affiliates, and certain present and former officers and directors of Cablevision and of its former subsidiary Cablevision Electronics Investments, Inc. (“CEI”).  The Committee’s complaint, as amended, asserts preferential transfer claims allegedly totaling $193,858, breach of contract, promissory estoppel, and misrepresentation claims allegedly totaling $310,000, and fraudulent conveyance, breach of fiduciary duty, and other claims seeking unspecified damages.  On June 30, 2005, Cablevision filed a motion to dismiss several of the claims in the amended complaint.  On October 31, 2005, the bankruptcy court denied the motion to dismiss.  The bankruptcy court’s ruling on the motion to dismiss allowed the Committee to proceed with its claims against Cablevision and the other defendants.  A hearing on solvency issues was held November 29 and 30, 2007.  At that hearing, the court ruled that the Committee had failed to prove that CEI was insolvent at any point before 2003, a ruling that the Company believes will have the effect of significantly limiting many of the Committee’s claims. The Committee has filed a notice of appeal of that ruling.  The court has ordered that the case, including the Committee’s appeal, be sent to mediation. An

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

initial mediation session is currently scheduled for August 15, 2008, and until the mediation concludes, the case is being held in abeyance.  Cablevision believes that the claims asserted by the Committee are without merit and is contesting them vigorously.

Patent Litigation

Cablevision is named as a defendant in certain lawsuits claiming infringement of various patents relating to various aspects of the Company’s businesses.  In certain of these cases other industry participants are also defendants.  In certain of these cases the Company expects that any potential liability would be the responsibility of the Company’s equipment vendors pursuant to applicable contractual indemnification provisions.  To the extent that the allegations in these lawsuits have been analyzed by the Company at the current stage of their proceedings, the Company believes that the claims are without merit and intend to defend the actions vigorously.  The final disposition of these actions is not expected to have a material adverse effect on the Company’s consolidated financial position.

Loral Contract Dispute

In September 2005, Loral filed an action against Cablevision and Rainbow DBS for breach of contract based on a letter agreement dated March 23, 2001 (“the Letter Agreement”) between Loral and Rainbow DBS.  Loral alleged that the sale of the Rainbow-1 satellite and related assets to a subsidiary of EchoStar Communications Corporation (“EchoStar”) constituted a sale of “substantially all of the assets of Rainbow DBS” triggering a “Make Whole Payment” under the Letter Agreement of $33,000 plus interest.  A trial in this matter took place in January 2007 in New York Supreme Court for New York County.  On January 24, 2007, the jury returned a verdict finding that the EchoStar sale had triggered a Make Whole Payment under the Letter Agreement, requiring a payment to Loral of $50,898, including interest, which was accrued for in 2006 and reflected as an expense in discontinued operations.  On March 12, 2007, judgment was entered against Cablevision and Rainbow DBS in the amount of $52,159.  The Company posted a cash collateralized bond in the amount of $52,159, which was reflected as restricted cash in the Company’s consolidated balance sheets at June 30, 2008 and December 31, 2007.  Cablevision and Rainbow DBS filed an appeal with the New York Supreme Court Appellate Division, First Department, which affirmed the judgment on February 19, 2008.  Cablevision and Rainbow DBS sought leave to appeal the judgment to the New York Court of Appeals.  That court denied leave to appeal on June 25, 2008.  The full amount of the judgment, post-judgment interest and costs, totaling $58,293, was paid to Loral on July 1, 2008.

EchoStar Contract Dispute

In 2005, subsidiaries of the Company entered into agreements with EchoStar and its affiliates by which EchoStar Media Holdings Corporation acquired a 20% interest in VOOM HD Holdings LLC (“VOOM HD”) and EchoStar Satellite LLC (“EchoStar Satellite”) agreed to distribute VOOM on its DISH Network for a 15-year term.  The affiliation agreement with EchoStar Satellite for such distribution provides that if VOOM HD fails to spend $100,000 per year (subject to reduction to the extent that the number of offered channels is reduced to fewer than 21), up to a maximum of $500,000 in the aggregate, on VOOM, EchoStar Satellite may seek to terminate the agreement under certain circumstances.  On January 30, 2008, EchoStar Satellite purported to terminate the affiliation agreement, effective February 1, 2008, based on its assertion that VOOM HD had failed to comply with this spending provision in 2006.  On January 31, 2008, VOOM HD sought and obtained a temporary restraining order from New York Supreme Court for New York County prohibiting EchoStar Satellite from terminating the affiliation agreement.  In conjunction with its request for a temporary restraining order, VOOM HD also requested a

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

preliminary injunction and filed a lawsuit against EchoStar Satellite asserting that EchoStar Satellite did not have the right to terminate the affiliation agreement.  Separately, on February 1, 2008, EchoStar Satellite began to distribute VOOM in a manner that the Company believes violates EchoStar Satellite’s obligations under the affiliation agreement.  On February 4, 2008, VOOM HD notified EchoStar Satellite of its position that this new distribution constitutes a material breach of the affiliation agreement and reserved all its rights and remedies.  On March 10, 2008, EchoStar Satellite answered VOOM HD’s complaint and asserted certain counterclaims.  On April 21, 2008, VOOM HD replied to EchoStar Satellite’s counterclaims.  In a decision filed on May 5, 2008, the court denied VOOM HD’s motion for a preliminary injunction.  On or about May 13, 2008, EchoStar Satellite ceased distribution of VOOM on its DISH Network.  On May 27, 2008, VOOM HD amended its complaint to seek damages for EchoStar’s improper termination of the affiliation agreement.  On June 24, 2008, EchoStar Satellite answered VOOM HD’s amended complaint and asserted certain counterclaims.  On July 14, 2008, VOOM HD replied to EchoStar Satellite’s counterclaims.  The Company believes that the counterclaims asserted by EchoStar Satellite are without merit.  The lawsuit filed by VOOM HD remains pending.

Accounting Related Investigations

In June 2003, the Company reported that it had discovered certain improper expense accruals primarily at the national programming services of the Company’s Rainbow segment.  The improper expense recognition matter has been the subject of investigations by the Securities and Exchange Commission (“SEC”) and the U.S. Attorney’s Office for the Eastern District of New York.  The SEC is continuing to investigate the improper expense recognition matter and the Company’s timing of recognition of launch support, marketing and other payments under affiliation agreements.  The Company continues to fully cooperate with such investigations.

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

In addition, in August, September and October 2006, purported derivative lawsuits (including one purported combined derivative and class action lawsuit) relating to the Company’s past stock option and SAR grants were filed in New York State Supreme Court for Nassau County, the United States District Court for the Eastern District of New York, and Delaware Chancery Court for New Castle County, by parties identifying themselves as shareholders of Cablevision purporting to act on behalf of Cablevision.  These lawsuits named as defendants certain present and former members of Cablevision’s Board of Directors and certain present and former executive officers, alleging breaches of fiduciary duty and unjust enrichment relating to practices with respect to the dating of stock options, recordation and accounting for stock options, financial statements and SEC filings, and alleged violation of IRC 162(m).  In addition, certain of these lawsuits asserted claims under Sections 10(b), 14(a), and 20(a) of the Securities Exchange

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

Act of 1934 and Section 304 of the Sarbanes-Oxley Act.  The lawsuits sought damages from all defendants, disgorgement from the officer defendants, declaratory relief, and equitable relief, including rescission of the 2006 Employee Stock Plan and voiding of the election of the director defendants.  On October 27, 2006, the Board of Directors of Cablevision appointed Grover C. Brown and Zachary W. Carter as directors and, on the same date, appointed Messrs. Brown and Carter to a newly formed Special Litigation Committee (“SLC”) of the Board.  The SLC was directed by the Board to review and analyze the facts and circumstances surrounding these claims, which purport to have been brought derivatively on behalf of the Company, and to consider and determine whether or not prosecution of such claims is in the best interests of the Company and its shareholders, and what actions the Company should take with respect to the cases.  The SLC, through its counsel, filed motions in all three courts to intervene and to stay all proceedings until completion of the SLC’s independent investigation of the claims raised in these actions.  The Delaware action subsequently was voluntarily dismissed without prejudice by the plaintiff.  The actions pending in Nassau County have been consolidated and a single amended complaint has been filed in that jurisdiction. Similarly, the actions pending in the Eastern District of New York have been consolidated and a single amended complaint has been filed in that jurisdiction.  Both the Nassau County action and the Eastern District of New York action assert derivative claims on behalf of the Company as well as direct claims on behalf of Cablevision shareholders relating to the Company’s past stock option and SAR grants.  On November 14, 2006, the trial court in the Nassau County action denied the SLC’s motion for a stay of proceedings and ordered expedited discovery.  The Appellate Division of the New York State Supreme Court subsequently stayed all proceedings in the Nassau County action (including all discovery) pending the SLC’s appeal of the denial of its stay motion.  On October 9, 2007, the Appellate Division affirmed the trial court’s denial of the SLC’s motion to stay proceedings. The U.S. District Court for the Eastern District of New York granted the SLC’s motion for a stay and stayed the cases pending in that court.  That stay expired following the determination that the transaction contemplated by the Dolan Family Group 2006 Proposal would not close.  There subsequently were a series of extensions and/or stays in the Nassau County and Eastern District actions.

On June 4, 2008, the Company, on the determination of the SLC, entered into a Stipulation and Agreement of Settlement (the “Settlement Agreement”) with the plaintiffs and most of the defendants in these lawsuits.  Under the Settlement Agreement, the settling defendants will provide to the Company aggregate consideration valued at approximately $24,400, in the form of a combination of cash payments, repricing the exercise price of outstanding options and SARs, return of outstanding common stock, restricted stock units, options and SARs (including rights to the $10 special dividend paid by the Company in 2006), and surrender of potential contractual claims.  As contemplated by the Settlement Agreement, on June 16, 2008, the trial court in the Nassau County action issued an order approving the publication of a notice of the proposed settlement and scheduling a hearing for September 9, 2008 to determine whether to approve the settlement. Assuming the court’s final approval of the Settlement Agreement, this action will result in the dismissal of all state and federal derivative claims against the settling defendants.  In addition, the Company’s director and officer liability insurer has agreed to make a payment to the Company of $10,000.  Plaintiffs’ counsel will seek an award of fees and expenses to be paid out of the settlement proceeds in an amount not to exceed $7,116.  The Settlement Agreement remains subject to court approval.  The financial statement impact of the Settlement Agreement will be recognized upon receipt of the court’s final approval and is not anticipated to have a material impact on the Company’s results of operations or financial condition.

The Company has continued to incur substantial expenses for legal services in connection with the Company’s stock option related litigation and the investigations by the SEC and the U.S. Attorney’s Office for the Eastern District of New York.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

Programming Litigation

On September 20, 2007, an antitrust lawsuit was filed in the U.S. District Court for the Central District of California against Cablevision and several other defendants, including other cable and satellite providers and programming content providers.  The complaint alleges that the defendants have violated Section 1 of the Sherman Antitrust Act by agreeing to the sale and licensing of programming on a “bundled” basis and by offering programming in packaged tiers rather than on an “a la carte” basis.  The plaintiffs, purportedly on behalf of a nationwide class of cable and satellite subscribers, seek unspecified treble monetary damages and injunctive relief to compel the offering of channels to subscribers on an “a la carte” basis.  On December 3, 2007, the plaintiffs filed an amended complaint containing principally the same allegations as the plaintiffs’ original complaint.  On December 21, 2007, the defendants filed joint motions to dismiss the amended complaint for failure to state a claim and on the ground that the plaintiffs lacked standing to assert the claims in the amended complaint.  The district court granted the defendants’ motions on March 13, 2008, but granted the plaintiffs leave to amend their claims.

On March 20, 2008, the plaintiffs filed a second amended complaint.  The second amended complaint contains many of the same allegations as the plaintiffs’ original complaint, with limited modifications to address certain of the deficiencies identified in the court’s March 13 order.  Two of the principal modifications were (1) to reform the relief requested from an order requiring programmers and cable providers to offer channels on an “a la carte” basis, to an order requiring programmers and cable providers to offer the option to purchase on an unbundled basis; and (2) to allege that certain non-defendant programmers have been excluded from the market.  On April 22, 2008, the defendants filed joint motions to dismiss the second amended complaint.  The court denied those motions on June 26, 2008.  By agreement of the parties, Cablevision’s answer to the second amended complaint will be due August 1, 2008.

The Company intends to defend against this lawsuit vigorously.

NHL Litigation

Madison Square Garden, L.P. (“MSG”) filed a lawsuit in September 2007 against the National Hockey League and certain related entities (“the NHL”).  This suit, filed in the United States District Court for the Southern District of New York, alleges violations of the United States Federal and New York State antitrust laws as a result of the NHL’s anticompetitive exclusive agreements providing the NHL with the exclusive right to control, for virtually all commercial purposes, the individual clubs’ marks, licensing, advertising and distribution opportunities.  The suit seeks declaratory relief against these anticompetitive activities and against the imposition by the NHL of any sanctions or penalties for the filing and prosecution of the lawsuit.

In October 2007, MSG sought a preliminary injunction prohibiting the NHL from requiring MSG, in accordance with the NHL’s “new media” regulations, to migrate the New York Rangers’ website onto the NHL’s platform and from imposing fines for MSG’s failure to do so.  On November 2, 2007, the district court denied MSG’s motion for a preliminary injunction.  On March 19, 2008, the United States Court of Appeals for the Second Circuit affirmed the district court’s decision.

On March 31, 2008, MSG filed an amended complaint, which the NHL moved to dismiss on June 2, 2008.  On June 18, 2008, the NHL filed its answer, along with two counterclaims against MSG seeking declaratory relief and damages.  The answer denies the material elements of MSG’s complaint.  The

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

counterclaims allege that MSG’s prosecution of its lawsuit violates contractual releases and agreements not to sue given by MSG to the NHL and seeks a judicial declaration that MSG breached contractual obligations to the NHL and that the NHL has the right to pursue disciplinary proceedings against MSG under the NHL constitution.   Potential disciplinary actions that the NHL has indicated it might seek to impose (all of which would require the affirmative vote of three-fourths of the members of the NHL present and voting at a meeting) include:  (i) suspension or termination of the Rangers’ membership in the NHL, (ii) damages, and (iii) any other directive, order or relief which may be appropriate in the circumstances.  The counterclaims also seek damages and costs, including the attorney’s fees that the NHL has incurred in defending the lawsuit.  MSG has filed a motion to dismiss the NHL’s counterclaims.

Newsday

During 2004, Newsday disclosed that it would reduce its previously reported circulation figures as the result of a review of reported circulation at Newsday, conducted by the internal audit staff of Tribune Company and the Audit Bureau of Circulations.  The circulation practices at Newsday and an affiliate Tribune publication (“Hoy, New York”), became the subject of investigations by the SEC and the United States Attorneys’ Office for the Eastern District of New York.  On May 30, 2006, the SEC concluded its inquiry into circulation practices at Newsday and Hoy, New York.  In closing its inquiry, the SEC ordered Tribune Company to cease and desist from violating statutory provisions related to its record keeping and reporting.  On December 17, 2007, Newsday reached a non-prosecution agreement with the United States Attorneys’ Office for the Eastern District of New York that ended the federal inquiry into the circulation practices of Newsday and Hoy, New York.  The agreement recognized Newsday’s and Hoy, New York’s, full cooperation with the investigation; the implementation of new practices and procedures to prevent improper circulation practices; the payment of restitution to advertisers; and a civil forfeiture payment of $15,000, which may be available for additional restitution.  Nine former employees and contractors of Newsday and Hoy, New York, have pleaded guilty to various criminal charges in connection with the circulation practices.  They are awaiting the imposition of sentence.  The Company’s subsidiary that acquired approximately 97.2% of the newspaper publishing business has agreed to be bound by Newsday’s obligations to cooperate with the government in any proceedings relating to the improper circulation practices and to maintain in effect the remedial practices and procedures called for by the non-prosecution agreement.  See Note 18 for more information related to the Newsday transaction.

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

NOTE 17.                                         SEGMENT INFORMATION

The Company classifies its business interests into three reportable segments: Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional cable television programming networks, including AMC, IFC, WE tv, Sundance Channel (as of June 16, 2008), News 12 and the VOOM HD Networks and Madison Square Garden, consisting principally of its professional sports teams, a regional sports programming business and an entertainment

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

business, as well as the operations of Fuse, a national music programming network effective January 1, 2008.  Prior to 2008, Fuse was included in the Rainbow segment.  Prior period segment information has been reported on a comparable basis.

The Company’s reportable segments are strategic business units that are managed separately.  The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow (defined as operating income (loss) before depreciation and amortization (including impairments), share-based compensation expense or benefit and restructuring charges or credits), a non-GAAP measure.  The Company has presented the components that reconcile adjusted operating cash flow to operating income (loss), an accepted GAAP measure.  Information as to the operations of the Company’s reportable business segments is set forth below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues, net from continuing operations
Telecommunications Services	$1,291,411	$1,182,821	$2,553,291	$2,324,127
Rainbow	239,696	209,139	464,846	403,644
Madison Square Garden	213,832	195,798	478,911	443,622
All other (a)	17,707	18,139	34,716	34,636
Intersegment eliminations	(50,225)	(37,913)	(98,651)	(75,412)
	$1,712,421	$1,567,984	$3,433,113	$3,130,617

Inter-segment eliminations are primarily affiliate revenues recognized by our Rainbow and Madison Square Garden segments from the sale of cable network programming to our Telecommunication Services segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Intersegment Revenues
Telecommunications Services	$544	$549	$1,023	$837
Rainbow	19,446	11,221	36,945	22,051
Madison Square Garden	30,235	26,143	60,683	52,524
	$50,225	$37,913	$98,651	$75,412

Reconciliation (by Segment and in Total) of Adjusted Operating Cash Flow to Operating Income (Loss) from Continuing Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Adjusted operating cash flow from continuing operations
Telecommunications Services	$518,290	$455,750	$1,004,216	$884,347
Rainbow	72,265	42,101	122,974	85,233
Madison Square Garden	31,397	30,368	28,871	45,927
All other (b)	(19,318)	(19,714)	(37,481)	(33,270)
	$602,634	$508,505	$1,118,580	$982,237

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Depreciation and amortization (including impairments) included in continuing operations
Telecommunications Services	$(225,525)	$(232,836)	$(450,073)	$(467,817)
Rainbow	(36,704)	(22,027)	(56,957)	(44,525)
Madison Square Garden	(17,922)	(15,428)	(32,879)	(31,885)
All other (c)	(7,471)	(8,559)	(8,705)	(19,071)
	$(287,622)	$(278,850)	$(548,614)	$(563,298)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Share-based compensation expense included in continuing operations
Telecommunications Services	$(8,106)	$(9,578)	$(12,234)	$(17,705)
Rainbow	(5,165)	(6,693)	(7,564)	(12,160)
Madison Square Garden	(4,050)	(4,442)	(6,300)	(8,099)
All other (c)	(398)	(427)	(644)	(813)
	$(17,719)	$(21,140)	$(26,742)	$(38,777)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Restructuring credits (charges) included in continuing operations
Telecommunications Services	$—	$—	$—	$—
Rainbow	11	222	(350)	(1,333)
Madison Square Garden	—	(181)	—	(192)
All other (c)	1,992	(167)	1,963	70
	$2,003	$(126)	$1,613	$(1,455)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating income (loss) from continuing operations
Telecommunications Services	$284,659	$213,336	$541,909	$398,825
Rainbow	30,407	13,603	58,103	27,215
Madison Square Garden	9,425	10,317	(10,308)	5,751
All other (b)	(25,195)	(28,867)	(44,867)	(53,084)
	$299,296	$208,389	$544,837	$378,707

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

A reconciliation of reportable segment amounts to Cablevision’s and CSC Holdings’ consolidated balances is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating income from continuing operations before income taxes
Total operating income for reportable segments	$324,491	$237,256	$589,704	$431,791
Other operating loss (b)	(25,195)	(28,867)	(44,867)	(53,084)
Operating income	299,296	208,389	544,837	378,707

Items excluded from operating income:
CSC Holdings interest expense	(156,321)	(204,584)	(334,579)	(409,689)
CSC Holdings interest income	4,426	5,670	8,844	12,392
Equity in net income of affiliates	—	2,601	—	4,377
Gain on sale of affiliate interests	—	183,888	—	183,888
Gain (loss) on investments, net	(110,751)	87,616	(89,135)	14,631
Gain (loss) on equity derivative contracts, net	65,801	(66,498)	67,221	8,588
Gain on interest rate swap contracts, net	114,240	37,281	7,910	27,314
Loss on extinguishment of debt	(2,424)	—	(2,424)	—
Minority interests	2,396	501	(509)	1,215
Miscellaneous, net	(6)	792	1,160	1,451
CSC Holdings income from continuing operations before income taxes	216,657	255,656	203,325	222,874
Cablevision interest expense	(30,222)	(33,618)	(63,617)	(67,161)
Cablevision interest income	141	855	372	2,572
Cablevision income from continuing operations before income taxes	$186,576	$222,893	$140,080	$158,285

(a)	Represents net revenues of Clearview Cinemas and PVI Virtual Media.
(b)	Principally includes unallocated corporate general and administrative costs, in addition to the operating results of Clearview Cinemas and PVI Virtual Media.
(c)	Includes expenses and/or credits relating to Clearview Cinemas, PVI Virtual Media and certain corporate expenses/credits.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Capital Expenditures
Telecommunications Services	$174,361	$160,463	$349,937	$312,385
Rainbow	4,045	3,316	9,474	5,308
Madison Square Garden	5,979	5,856	14,261	6,713
Corporate and other	5,816	7,236	9,989	8,759
	$190,201	$176,871	$383,661	$333,165

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States primarily concentrated in the New York metropolitan area.

Concentrations of Credit Risk

Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade receivables.  Cash is invested in money market funds and bank time deposits.  The Company’s cash investments are placed with money market funds or financial

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

institutions that have received the highest rating awarded by Standard & Poor’s and Moody’s Investors Service.  The Company selects money market funds that predominantly invest in marketable, direct obligations issued or guaranteed by the United States government or its agencies, commercial paper, fully collateralized repurchase agreements, certificates of deposit, banker’s acceptances and time deposits.  The Company did not have any customers that accounted for 10% or more of the Company’s consolidated net trade receivable balances at June 30, 2008 and December 31, 2007, or 10% or more of the Company’s consolidated net revenues for the six months ended June 30, 2008 and 2007.

NOTE 18.              SUBSEQUENT EVENT

On July 29, 2008, CSC Holdings and Tribune Company completed a series of transactions contemplated by the Formation Agreement, dated May 11, 2008, to form Newsday Holdings LLC and Newsday LLC, new limited liability companies that will operate the Company’s newspaper publishing business.  The newspaper publishing business (“Newsday Media Group”) includes the Newsday daily newspaper which is primarily distributed on Long Island, New York and in the New York metropolitan area.  The Newsday Media Group also includes (i) amNew York, a free daily newspaper distributed in New York City, (ii) Star Community Publishing Group which is the publisher of the Northeast’s largest shopper publication, the Pennysaver, (iii) Island Publication which produces targeted lifestyle magazines, selected tourism and business to business publications, and (iv) online websites including Newsday.com and ExploreLI.com.

On the closing date, Tribune Company, through its subsidiaries, contributed substantially all of the assets and liabilities of the Newsday Media Group to Newsday Holdings LLC, which in turn contributed such assets to Newsday LLC, its wholly-owned subsidiary, and CSC Holdings, through its subsidiary NMG Holdings, Inc., contributed approximately $682,000 aggregate principal amount of newly-issued 8% senior notes due 2012 of Cablevision with an approximate fair market value of $650,000 on the contribution date to Newsday Holdings, LLC.  Also, on July 29, 2008, Newsday LLC borrowed $650,000 under its new senior secured credit facility described below, and distributed cash of $612,000 on behalf of Newsday Holdings LLC to Tribune Company in connection with Tribune’s contribution of the net assets of the Newsday Media Group and $18,000 for prepaid rent from the proceeds of that financing.  The remaining $20,000 will be used by Newsday LLC for working capital purposes.  In addition, CSC Holdings provided $35,000 in additional funds to Newsday LLC to pay certain transaction costs.  As a result of these transactions, CSC Holdings, through its subsidiary NMG Holdings, Inc. owns approximately 97.2% of the equity in Newsday Holdings LLC and Tribune Company, through a wholly-owned subsidiary, owns approximately 2.8% of the equity in Newsday Holdings LLC, which owns the Cablevision senior notes with an aggregate principal amount of approximately $682,000 and the Newsday Media Group business through its 100% ownership of Newsday LLC.

Newsday LLC’s new senior secured credit facility is comprised of two components: a $525,000 9.75% fixed rate term loan facility and a $125,000 floating rate term loan facility.  The interest rate on the floating rate term loan facility is the Eurodollar Rate (as defined) plus 5.50%.  The initial rate for borrowings under the floating rate term loan facility at July 29, 2008 was approximately 7.958%.  Borrowings by Newsday LLC under its senior secured credit facility are guaranteed by Newsday Holdings LLC, NMG Holdings, Inc. and CSC Holdings on a senior unsecured basis and secured by a lien on the assets of Newsday LLC, and the Cablevision senior notes held by Newsday Holdings LLC.  The senior secured credit facility matures on August 1, 2013 and, subject to certain exceptions, requires mandatory prepayments out of the proceeds of certain sales of property or assets, insurance proceeds and debt and equity issuances.  No mandatory prepayments are required prior to July 29, 2011, and the amount of prepayments thereafter are limited to $105,000 in the aggregate prior to July 29, 2012 and $140,000 in the aggregate prior to the maturity date.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

Optional prepayments are also permitted, subject to specified prepayment premiums.  The principal financial covenant for the senior secured credit facility is an interest coverage ratio of 1.1 to 1.0.  The senior secured credit facility also contains customary affirmative and negative covenants, subject to certain exceptions, including limitations on indebtedness (other than permitted senior indebtedness (as defined) not exceeding $50,000 and permitted subordinated indebtedness (as defined) to be used for investments not to exceed $100,000), investments (other than investments out of excess cash flow and out of the proceeds of the Cablevision senior notes in excess of the outstanding borrowings and out of a $40,000 basket), and dividends and other restricted payments (other than in respect of management and guarantee fees and restricted payments out of excess cash flow and out of the proceeds of the Cablevision senior notes in excess of the outstanding borrowings).  Certain of the covenants applicable to CSC Holdings under the Newsday LLC senior secured credit facility are similar to the covenants applicable to CSC Holdings under its outstanding senior notes.

Tribune Company has agreed to indemnify CSC Holdings with respect to any payments that CSC Holdings makes under its guarantee of the Newsday LLC financing.  Newsday LLC will generally be prohibited from using the proceeds received from any repayment of the Cablevision senior notes contributed to Newsday Holdings LLC by CSC Holdings to acquire non-publicly traded notes or debt instruments of Cablevision or CSC Holdings, and Newsday LLC will be required under its senior secured credit facility to maintain cash or cash equivalents or publicly traded notes or debt instruments of Cablevision or CSC Holdings with an aggregate principal amount that exceeds the then-outstanding borrowings by Newsday LLC under its senior secured credit facility.

In connection with the formation of Newsday Holdings LLC and Newsday LLC, CSC Holdings and Tribune Company entered into a Tax Matters Agreement pursuant to which, among other things, CSC Holdings has agreed that it will indemnify Tribune Company for certain taxes incurred by Tribune Company if, prior to January 1, 2018, Newsday Holdings LLC and Newsday LLC sells or otherwise disposes of the Newsday Media Group business contributed by Tribune Company or fails to maintain outstanding indebtedness in specified minimum amounts over time (reducing to $320,000 from the ninth anniversary of closing through January 1, 2018).

At any time after the tenth anniversary of the closing of the transaction and prior to the thirteenth anniversary of the closing, CSC Holdings will have the right to purchase Tribune Company’s entire interest in Newsday Holdings LLC.  At any time after the thirteenth anniversary of the closing and on or prior to the date that is six months after such anniversary, Tribune Company will have the right to require CSC Holdings to purchase Tribune Company’s entire interest in Newsday Holdings LLC.  In either case, the purchase price will be the fair value of the interest at that time.

Newsday Holdings LLC and Newsday LLC are part of the Company’s Unrestricted Group and comprise the Company’s newspaper publishing business, which will be a separate segment for financial reporting purposes.

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

Telecommunications Services

Our Telecommunications Services segment derives revenues principally through monthly charges to subscribers of our video, high-speed data and Voice over Internet Protocol (“VoIP”) and its commercial data and voice services operations services.  These monthly charges include fees for cable television programming, as well as, in many cases, equipment rental, pay-per-view and video-on-demand, high-speed data and voice services.  Revenue increases are derived from rate increases, increases in the number of subscribers to these services, including additional services sold to our existing subscribers, and upgrades by video customers in the level of programming package to which they subscribe.  We also derive revenues from the sale of advertising time available on the programming carried on our cable television systems.  Revenues from advertising vary based upon the number and demographics of our subscribers who view the programming carried on our cable television systems.  Programming costs are the most significant part of our operating expenses and are expected to increase as a result of subscriber growth, additional service offerings and contractual rate increases.

Our cable television video services, which accounted for 45% of our consolidated revenues for the six months ended June 30, 2008, face competition from the direct broadcast satellite (“DBS”) business and the delivery systems of incumbent telephone companies.  There are two major providers of DBS service in the United States, each with significantly higher numbers of subscribers than we have.  We compete with these DBS competitors by “bundling” our service offerings with products that the DBS companies cannot efficiently provide at this time, such as high-speed data service and voice service carried over the cable distribution plant, as well as by providing interactive services that are currently unavailable to a DBS subscriber.  As discussed in greater detail below, we face intense competition from incumbent telephone companies, Verizon and AT&T, which offer video programming in addition to their voice and high-speed Internet access services, evidencing their commitment to compete across all of the Company’s telecommunications products.  Their competitive position has been improved by recent operational, regulatory and legislative advances that they have made.  Historically, we have made substantial investments in the development of new and innovative programming options for our customers as a way of differentiating ourselves from our competitors.  We likely will continue to do so in order to be a more effective competitor.

Verizon and AT&T offer video programming as well as voice and high-speed Internet access services to residential customers in our service area.  AT&T has obtained authorization to provide such service throughout its Connecticut footprint.  Verizon has constructed fiber to the home network plant that passes a significant number of households in our service area (currently about a quarter of the households according to our estimates).  Verizon has obtained authority to provide video service (it already has or needs no authority to provide phone and data services) for a majority of these homes passed, on a statewide basis in New Jersey and in numerous local franchises in New York.  In July 2008, the New York Public Service Commission granted regulatory approval for Verizon to provide cable television service to all of New York City.  Verizon has so far not sought to obtain authority for video service in Connecticut.

Our high-speed data services business, which accounted for 16% of our consolidated revenues for the six months ended June 30, 2008, faces competition from other providers of high-speed Internet access, including DSL and fiber-based services offered by local telephone companies such as Verizon and AT&T.  In addition, DBS providers have tested the use of certain spectrum to offer satellite-based high-speed data services and are offering broadband data services via partnerships and marketing arrangements with other providers such as Verizon, AT&T, Earthlink and Clearwire.  Our growth rate in cable modem customers has slowed from the growth rates we have experienced in the past due to our already high penetration and, to a lesser extent, intensifying competition.

Our VoIP offering, which accounted for approximately 9% of our consolidated revenues for the six months ended June 30, 2008, is competitive with incumbent offerings primarily on the basis of pricing, where unlimited United States, Canada and Puerto Rico long distance, regional and local calling, together with certain features for which the incumbent providers charge extra, are offered at one low price.  To the extent the incumbents, who have financial resources that exceed those of the Company, decide to meet our pricing and/or features or reduce their pricing, future growth and success of this business may be impaired.  Our growth rate in VoIP customers has slowed from the growth rates we have experienced in the past due to our increasing penetration and, to a lesser extent, intensifying competition.

The regulatory framework for cable modem service and voice service is being developed and changes in how we, and our competitors, are regulated, including increased regulation, may affect our competitive position.

Optimum Lightpath, which accounted for approximately 3% of our consolidated revenues for the six months ended June 30, 2008, operates in the most competitive business telecommunications market in the country and competes against the very largest telecommunications companies - incumbent local exchange companies such as Verizon and AT&T, other competitive local exchange companies and long distance companies.  To the extent that dominant market leaders decide to reduce their prices, future success of our Optimum Lightpath business may be impaired.  The trend in business communications has been shifting from a wired voice medium to a wireless data medium.  Should this trend accelerate dramatically, future growth of Optimum Lightpath may be negatively impacted.  In July 2008, Optimum Lightpath entered into an agreement to acquire 4Connections LLC which will allow Optimum Lightpath to expand its ability to offer advanced Ethernet-based data and Internet voice products to businesses in the New Jersey region.  Consummation of this transaction is subject to certain customary closing conditions.

Rainbow

On June 16, 2008, the Company acquired Sundance Channel L.L.C.  Sundance’s results of operations and net assets are included in the Rainbow segment (see Note 4 to the Company’s condensed consolidated financial statements).

In our Rainbow segment, which accounted for 13% of our consolidated revenues for the six months ended June 30, 2008, we earn revenues in two principal ways.  First, we receive affiliate fee payments from cable television system operators, DBS operators and telephone companies (collectively referred to as “operators”).  These revenues are generally on a per subscriber basis and earned under multi-year contracts with those operators referred to as “affiliation agreements”.  The specific affiliate fee revenues we earn vary from operator to operator and also vary among our networks, but are generally based upon the number of each operator’s subscribers who receive our programming, referred to as “viewing subscribers.”  The second principal source of revenues in this segment is from advertising.  Under our affiliation agreements, we have the right to sell a specific amount of national advertising time on our programming networks.  Our advertising revenues are more variable than affiliate fee revenues because most of our advertising is sold on a short-term basis, not under long-term contracts.  Also, our advertising revenues vary based upon the popularity of our programming as measured by rating services.

We seek to grow our revenues in the Rainbow segment by increasing the number of operators that carry our services and the number of viewing subscribers.  We refer to this as our “penetration.”  AMC, which is widely distributed, has less ability to increase its penetration than our newer, less penetrated services.  Our revenues may also increase over time through contractual rate increases stipulated in certain of our affiliation agreements.  In negotiating for increased or extended carriage, we may be subject to requests by operators to make upfront payments in exchange for additional subscribers or extended carriage, which we record as deferred carriage fees and which are amortized as a reduction to revenue over the period of the related affiliation agreements, or to waive for a specified period or accept lower per subscriber fees if certain additional subscribers are provided.  We also may help fund the operators’ efforts to market our channels or we may permit operators to offer limited promotional periods without payment of subscriber fees.  As we continue our efforts to add subscribers, our subscriber revenue may be negatively affected by subscriber acquisition fees (deferred carriage), discounted subscriber fees and other payments; however, we believe that these transactions generate a positive return on investment over the contract period.  We seek to increase our advertising revenues by increasing the number of minutes of national advertising sold per hour and by increasing rates for such advertising, but, ultimately, the level of our advertising revenues is directly related to the overall distribution of our programming, penetration of our services, and the popularity (including within desirable demographic groups) of our services as measured by rating services.

Our principal goals in this segment are to increase our affiliate fee revenues and our advertising revenues by increasing distribution and penetration of our national services.  To do this we must continue to contract for and produce high-quality, attractive programming.  Our greatest challenge arises from the increasing concentration of subscribers in the hands of a few operators, creating disparate bargaining power between us and the largest operators.  This increased concentration could adversely affect our ability to increase the penetration of our services or even result in decreased penetration.  In addition, this concentration gives those operators greater leverage in negotiating the pricing and other terms of affiliation agreements.  Moreover, as a result of this concentration, the potential impact of a loss of any one of our major affiliate relationships would have a significant adverse impact on this segment.

Madison Square Garden

Madison Square Garden, which accounted for 14% of our consolidated revenues for the six months ended June 30, 2008, consists of our professional sports teams (principally the New York Knicks of the National Basketball Association (“NBA”) and the New York Rangers of the National Hockey League (“NHL”), along with the Hartford Wolf Pack of the American Hockey League and the New York Liberty of the Women’s National Basketball Association), a regional sports programming business, and an entertainment business, as well as the operations of Fuse, a national music programming network, effective January 1, 2008.  It also operates the Madison Square Garden Arena, Radio City Music Hall, the WaMu Theater and the Beacon Theatre in New York City, and the Chicago Theatre in Chicago, Illinois, which was acquired in October 2007.  Through June 30, 2007, it also operated the Hartford Civic Center and Rentschler Field (sports and entertainment venues in Connecticut).  Fuse is a music television network featuring music videos, artist interviews, live concerts, and series and specials.  In addition, in June 2008, Madison Square Garden purchased a minority equity interest in Front Line Management Group Inc., a musical artist management company.

Madison Square Garden faces competitive challenges unique to these business activities.  We derive revenues in this segment primarily from our network businesses (see below), the sale of tickets, including luxury box rentals, to sporting and entertainment events, from rental rights fees paid to this segment by promoters that present events at our entertainment venues and the sports teams’ share of league-wide distributions of national television rights fees and royalties.  We also derive revenue from the sale of advertising at our owned and operated venues, from food, beverage and merchandise sales at these venues and from the licensing of our trademarks.  Madison Square Garden’s regional sports programming business and Fuse derive their revenues from affiliate fees paid by cable television operators (including our cable television systems), DBS operators that provide video service and sales of advertising.  This segment’s financial performance is affected by the performance of all the teams presented and the attractiveness of its entertainment events and programming content.

Our sports teams’ financial success is dependent on their ability to generate advertising sales, paid attendance, luxury box rentals, and food, beverage and merchandise sales.  To a large extent, the ability of the teams to build excitement among fans, and therefore produce higher revenue streams, depends on the teams’ winning performance, which generates regular season and playoff attendance and luxury box rentals, and which also supports increases in prices charged for tickets, luxury box rentals, and advertising placement.  Each team’s success is dependent on its ability to acquire highly competitive personnel.  The governing bodies of the NBA and the NHL have the power and authority to take certain actions that they deem to be in the best interest of their respective leagues, which may not necessarily be consistent with maximizing our professional sports teams’ results of operations.  See “Part II, Item I. Legal Proceedings - NHL Litigation” for a discussion of a pending dispute between Madison Square Garden, L.P. and the NHL.

Madison Square Garden’s regional sports programming business is affected by our ability to secure desired programming of professional sports teams, in addition to our proprietary programming.  The continued carriage and success of the teams that are telecast by us will impact our revenues from distribution and from the rates charged for affiliation and advertising, as well as the ability to attract advertisers.  Fuse’s business is affected by its ability to acquire or develop desired music related content for the network.  While Madison Square Garden’s regional sports programming business is widely distributed in the New York metropolitan area, it, along with Fuse, faces the same challenges in increasing affiliate fee and advertising revenues as the Rainbow segment’s programming businesses discussed above.

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

Stock Option Related Matters

We have continued to incur substantial expenses for legal services in connection with the Company’s stock option related litigation, and the investigations by the Securities and Exchange Commission and the U.S. Attorney’s Office for the Eastern District of New York.  We expect to continue to incur substantial expenses in connection with these matters.  See Part II, Item 1. Legal Proceedings.

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated.

STATEMENT OF OPERATIONS DATA

	Three Months Ended June 30,
	2008		2007		Increase
		% of Net		% of Net	(Decrease)
	Amount	Revenues	Amount	Revenues	in Net Income
Revenues, net	$1,712,421	100%	$1,567,984	100%	$144,437

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	709,684	41	681,355	43	(28,329)
Selling, general and administrative	417,822	24	399,264	25	(18,558)
Restructuring charges (credits)	(2,003)	—	126	—	2,129
Depreciation and amortization (including impairments)	287,622	17	278,850	18	(8,772)
Operating income	299,296	17	208,389	13	90,907
Other income (expense):
Interest expense, net	(181,976)	(11)	(231,677)	(15)	49,701
Equity in net income of affiliates	—	—	2,601	—	(2,601)
Gain on sale of affiliate interests	—	—	183,888	12	(183,888)
Gain (loss) on investments, net	(110,751)	(6)	87,616	6	(198,367)
Gain (loss) on equity derivative contracts, net	65,801	4	(66,498)	(4)	132,299
Gain on interest rate swap contracts, net	114,240	7	37,281	2	76,959
Loss on extinguishment of debt	(2,424)	—	—	—	(2,424)
Minority interests	2,396	—	501	—	1,895
Miscellaneous, net	(6)	—	792	—	(798)
Income from continuing operations before income taxes	186,576	11	222,893	14	(36,317)
Income tax expense	(87,734)	(5)	(95,479)	(6)	7,745
Income from continuing operations	98,842	6	127,414	8	(28,572)
Income (loss) from discontinued operations, net of taxes	(503)	—	190,018	12	(190,521)
Net income	$98,339	6%	$317,432	20%	$(219,093)

	Six Months Ended June 30,
	2008		2007		Increase
		% of Net		% of Net	(Decrease)
	Amount	Revenues	Amount	Revenues	in Net Income
Revenues, net	$3,433,113	100%	$3,130,617	100%	$302,496

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	1,502,123	44	1,415,925	45	(86,198)
Selling, general and administrative	839,152	24	771,232	25	(67,920)
Restructuring charges (credits)	(1,613)	—	1,455	—	3,068
Depreciation and amortization (including impairments)	548,614	16	563,298	18	14,684
Operating income	544,837	16	378,707	12	166,130
Other income (expense):
Interest expense, net	(388,980)	(11)	(461,886)	(15)	72,906
Equity in net income of affiliates	—	—	4,377	—	(4,377)
Gain on sale of affiliate interests	—	—	183,888	6	(183,888)
Gain (loss) on investments, net	(89,135)	(3)	14,631	—	(103,766)
Gain on equity derivative contracts, net	67,221	2	8,588	—	58,633
Gain on interest rate swap contracts, net	7,910	—	27,314	1	(19,404)
Loss on extinguishment of debt	(2,424)	—	—	—	(2,424)
Minority interests	(509)	—	1,215	—	(1,724)
Miscellaneous, net	1,160	—	1,451	—	(291)
Income from continuing operations before income taxes	140,080	4	158,285	5	(18,205)
Income tax expense	(72,371)	(2)	(64,301)	(2)	(8,070)
Income from continuing operations	67,709	2	93,984	3	(26,275)
Income (loss) from discontinued operations, net of taxes	(976)	—	197,615	6	(198,591)
Income before cumulative effect of a change in accounting principle	66,733	2	291,599	9	(224,866)
Cumulative effect of a change in accounting principle, net of taxes	—	—	(443)	—	443
Net income	$66,733	2%	$291,156	9%	$(224,423)

Comparison of Three and Six Months Ended June 30, 2008 Versus Three and Six Months Ended June 30, 2007

Consolidated Results – Cablevision Systems Corporation

The Company classifies its business interests into three reportable segments:

•                  Telecommunications Services, consisting principally of our video, high-speed data, VoIP services and the commercial data and voice services operations of Optimum Lightpath;

•                  Rainbow, consisting principally of interests in national and regional television programming networks, including AMC, IFC, WE tv, Sundance Channel (since June 16, 2008), News 12 and the VOOM HD Networks; and

•                  Madison Square Garden, consisting principally of its professional sports teams, a regional sports programming business and an entertainment business, as well as the operations of Fuse, a national music programming network.

The Company allocates certain costs to each segment based upon their proportionate estimated usage of services.  The segment financial information set forth below, including the discussion related to individual line items, does not reflect inter-segment eliminations unless specifically indicated.

See “Business Segments Results” for a more detailed discussion relating to the operating results of our segments.

Revenues, net for the three and six months ended June 30, 2008 increased $144,437 (9%) and $302,496 (10%), respectively, as compared to revenues for the three and six months ended June 30, 2007.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2008

Increase in revenues of the Telecommunications Services segment	$108,590	$229,164
Increase in revenues of the Rainbow segment	30,557	61,202
Increase in revenues of the Madison Square Garden segment	18,034	35,289
Other net increases (decreases)	(432)	80
Intersegment eliminations	(12,312)	(23,239)
	$144,437	$302,496

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

•                  amortization of costs to license programming, including program rights and production costs of our Rainbow and Madison Square Garden segments; and

•                  interconnection, call completion and circuit fees relating to our telephone and VoIP businesses which represent the transport and termination of calls with other telecommunications carriers.

Technical and operating expenses (excluding depreciation and amortization and impairments) for the three and six months ended June 30, 2008 increased $28,329 (4%) and $86,198 (6%), respectively, as compared to the three and six months ended June 30, 2007.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2008

Increase in expenses of the Telecommunications Services segment	$30,044	$68,518
Increase in expenses of the Rainbow segment	439	821
Increase in expenses of the Madison Square Garden segment	9,732	40,906
Other net increases (decreases)	119	(1,745)
Intersegment eliminations	(12,005)	(22,302)
	$28,329	$86,198

As a percentage of revenues, technical and operating expenses decreased 2% and 1% for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007.

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, and costs of customer call centers.  Selling, general and administrative expenses increased $18,558 (5%) and $67,920 (9%) for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2008

Increase in expenses of the Telecommunications Services segment	$14,534	$35,306
Increase (decrease) in expenses of the Rainbow segment	(1,574)	18,044
Increase in expenses of the Madison Square Garden segment	6,881	9,640
Other net increases (decreases)	(976)	5,867
Intersegment eliminations	(307)	(937)
	$18,558	$67,920

As a percentage of revenues, selling, general and administrative expenses decreased 1% for the three and six months ended June 30, 2008 as compared to the same periods in 2007.

Restructuring charges (credits) amounted to $(2,003) and $(1,613) for the three and six months ended June 30, 2008 and $126 and $1,455 for the three and six months ended June 30, 2007.  The credits for the three months ended June 30, 2008 consisted primarily of a credit of $1,991 to facility realignment provisions and a credit of $12 relating to severance provisions recorded in connection with prior restructuring plans.  The net credit for the six months ended June 30, 2008 consisted primarily of a credit of $1,963 to facility realignment provisions and a credit of $80 relating to severance provisions recorded in connection with prior restructuring plans, partially offset by charges of $430 relating to severance costs recorded at certain programming businesses within the Rainbow segment.  The charges for the three and six months ended June 30, 2007 related primarily to severance charges associated with the elimination of 32 positions at certain programming businesses within the Rainbow segment and net adjustments to facility realignment provisions recorded in connection with prior restructuring plans.

Depreciation and amortization (including impairments) increased $8,772 (3%) for the three months ended June 30, 2008 and decreased $14,684 (3%) for the six months ended June 30, 2008 as compared to the same periods in 2007.  The net increase for the three month period related primarily to an impairment charge of $15,034 for the write-off of deferred carriage fees at VOOM after EchoStar ceased the distribution of VOOM in May 2008, partially offset by a net decrease in depreciation and amortization expense of $6,262 resulting primarily from certain assets becoming fully depreciated.  The net decrease for the six month period consisted of a decrease in depreciation and amortization expense of $29,718 resulting primarily from certain assets becoming fully depreciated and certain asset retirements in the first quarter of 2007, partially offset by the $15,034 VOOM impairment charge in the second quarter of 2008.

Net interest expense decreased $49,701 (21%) and $72,906 (16%) for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007.  The net decreases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2008

Decrease due to lower average interest rates	$(37,207)	$(45,051)
Decrease due to lower average debt balances primarily related to the redemption of certain senior and senior subordinated debentures in December 2007 and August 2007	(13,859)	(31,885)
Lower interest income	1,958	5,748
Other net decreases	(593)	(1,718)
	$(49,701)	$(72,906)

Equity in net income of affiliates amounted to $2,601 and $4,377 for the three and six months ended June 30, 2007, respectively.  These amounts consisted of the Company’s share of the net income of certain businesses in which the Company did not have a majority ownership interest.  Certain of these investments were disposed of in 2007.

Gain on sale of affiliate interests amounting to $183,888 for both the three and six months ended June 30, 2007 resulted from the sale of our 50% equity interest in the Fox Sports Net New England business in June 2007.

Gain (loss) on investments, net for the three and six months ended June 30, 2008 of $(110,751) and $(89,135), respectively, and $87,616 and $14,631 for the three and six months ended June 30, 2007, respectively, consists primarily of the net increase or decrease in the fair value of Comcast, General Electric, Charter Communications, and Leapfrog common stock owned by the Company during the respective periods.  The effects of these gains and losses are partially offset by the losses and gains on related derivative contracts described below.

Gain (loss) on equity derivative contracts, net for the three and six months ended June 30, 2008 of $65,801 and $67,221, respectively, and $(66,498) and $8,588 for the three and six months ended June 30, 2007, respectively, consist of unrealized and realized gains and losses due to the change in fair value of the Company’s equity derivative contracts relating to the Comcast, Charter Communications, General Electric and Leapfrog shares owned by the Company during the respective periods.  The effects of these gains and losses are partially offset by the losses and gains on investment securities pledged as collateral which are included in gain (loss) on investments, net discussed above.

Gain on interest rate swap contracts, net amounted to $114,240 and $7,910 for the three and six months ended June 30, 2008, respectively, and $37,281 and $27,314 for the three and six months ended June 30, 2007, respectively.

Loss on extinguishment of debt of $2,424 for the three and six months ended June 30, 2008 resulted from the repayment of the Company’s collateralized indebtedness relating to its holdings of shares of General Electric common stock.

Minority interests for the three and six months ended June 30, 2008 of $2,396 and $(509), respectively, and $501 and $1,215, for the three and six months ended June 30, 2007, respectively, represent other parties’ share of the net income (losses) of entities which are not entirely owned by the Company, but which are consolidated in our financial statements.

Net miscellaneous income (expense) of $(6) and $1,160 for the three and six months ended June 30, 2008, respectively, and $792 and $1,451, for the three and six months ended June 30, 2007, respectively, primarily includes dividends received on certain of the Company’s investment securities, and other miscellaneous expenses.

Income tax expense attributable to continuing operations for the three months ended June 30, 2008 of $87,734 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state taxes, partially offset by an decrease to the valuation allowance of $680 relating to certain state net operating loss carry-forwards, tax expense of $1,564 relating to unrecognized tax benefits and accrued interest recorded pursuant to Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $1,631 and $1,256, respectively.

Income tax expense attributable to continuing operations for the six months ended June 30, 2008 of $72,371 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state taxes, an increase to the valuation allowance of $1,253 relating to certain state net operating loss carry-forwards, tax expense of $1,823 relating to unrecognized tax benefits and accrued interest recorded pursuant to FIN 48, and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $2,998 and $2,798, respectively.

The income tax expense attributable to continuing operations for the three months ended June 30, 2007 of $95,479 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state taxes, an increase in the valuation allowance of $508 relating to certain state net operating loss carry-forwards, tax expense of $3,026 relating to unrecognized tax benefits and accrued interest recorded pursuant to FIN 48, and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $1,447 and $1,167, respectively.

The income tax expense attributable to continuing operations for the six months ended June 30, 2007 of $64,301 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state taxes, partially offset by a decrease in the valuation allowance of $2,010 relating to certain state net operating loss carry-forwards, increased by tax expense of $5,148 relating to unrecognized tax benefits and accrued interest recorded pursuant to FIN 48, and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $3,039 and $3,155, respectively.

In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period.  The estimated annual effective tax rate is revised on a quarterly basis and, therefore, may be different from the rate used for a prior interim period.  In addition, certain items included in income from continuing operations before income taxes must be treated as discrete items.  The income tax expense or benefit associated with these discrete items is fully recognized in the interim period in which the items occur.

Income (loss) from discontinued operations

In April 2005, the operations of the Rainbow DBS satellite distribution business were shut down.  In connection with the shut down, certain assets of the business, including the Rainbow 1 direct broadcast satellite and certain other related assets were sold to a subsidiary of EchoStar for $200,000 in cash.  This transaction closed in November 2005.

In June 2007, the Company completed the sale of its 60% interest in Fox Sports Net Bay Area to Comcast.  The net operating results of Fox Sports Net Bay Area and those of the Rainbow DBS Distribution business have been reported in discontinued operations in the Company’s consolidated statements of operations for all periods presented.

Income (loss) from discontinued operations, net of taxes, for the three and six months ended June 30, 2008 and 2007 reflects the following items, net of related income taxes and minority interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Gain on sale of Fox Sports Net Bay Area, net of taxes	$—	$187,853	$—	$187,853
Net operating results of Fox Sports Net Bay Area, net of taxes	—	2,714	(47)	4,827
Net operating results of the Rainbow DBS distribution business, net of taxes	(503)	(549)	(929)	4,935
	$(503)	$190,018	$(976)	$197,615

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

Business Segments Results – Cablevision Systems Corporation

Telecommunications Services

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenue for the Company’s Telecommunications Services segment:

	Three Months Ended June 30,
					Increase
	2008		2007		(Decrease) in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Income

Revenues, net	$1,291,411	100%	$1,182,821	100%	$108,590
Technical and operating expenses (excluding depreciation and amortization)	535,578	41	505,534	43	(30,044)
Selling, general and administrative expenses	245,649	19	231,115	20	(14,534)
Depreciation and amortization	225,525	17	232,836	20	7,311
Operating income	$284,659	22%	$213,336	18%	$71,323

	Six Months Ended June 30,
	2008		2007		Increase (Decrease) in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Income

Revenues, net	$2,553,291	100%	$2,324,127	100%	$229,164
Technical and operating expenses (excluding depreciation and amortization)	1,068,605	42	1,000,087	43	(68,518)
Selling, general and administrative expenses	492,704	19	457,398	20	(35,306)
Depreciation and amortization	450,073	18	467,817	20	17,744
Operating income	$541,909	21%	$398,825	17%	$143,084

Revenues, net for the three and six months ended June 30, 2008 increased $108,590 (9%) and $229,164 (10%), respectively, as compared to revenues for the same periods in the prior year.  The net increase is attributable to the following:

	Three Months Ended June 30,		Increase	Percent Increase
	2008	2007	(Decrease)	(Decrease)
Video (including analog, digital, pay-per-view, video-on-demand and digital video recorder)	$741,210	$701,296	$39,914	6%
High-speed data	275,394	252,492	22,902	9%
Voice	168,780	128,099	40,681	32%
Advertising	31,128	31,262	(134)	—
Other (including installation, home shopping, advertising sales commissions, and other products)	25,066	26,340	(1,274)	(5)%
Total cable television	1,241,578	1,139,489	102,089	9%
Optimum Lightpath	61,435	51,090	10,345	20%
Intra-segment eliminations	(11,602)	(7,758)	(3,844)	(50)%
Total Telecommunications Services	$1,291,411	$1,182,821	$108,590	9%

	Six Months Ended June 30,		Increase	Percent Increase
	2008	2007	(Decrease)	(Decrease)
Video (including analog, digital, pay-per-view, video-on-demand and digital video recorder)	$1,476,678	$1,382,957	$93,721	7%
High-speed data	544,999	496,840	48,159	10%
Voice	328,620	249,375	79,245	32%
Advertising	55,625	56,826	(1,201)	(2)%
Other (including installation, home shopping, advertising sales commissions, and other products)	50,034	52,772	(2,738)	(5)%
Total cable television	2,455,956	2,238,770	217,186	10%
Optimum Lightpath	120,880	104,057	16,823	16%
Intra-segment eliminations	(23,545)	(18,700)	(4,845)	(26)%
Total Telecommunications Services	$2,553,291	$2,324,127	$229,164	10%

Revenue increases reflected above are primarily derived from increases in the number of subscribers to our high-speed data and voice services, including additional services sold to our existing video subscribers (set forth in the table below), higher rates, and upgrades by video customers from the level of the programming package to which they subscribe, offset in part by offer discounts and other rate changes.  As a result, our average monthly revenue per basic video subscriber for the three months ended June 30, 2008 was $132.29 as compared with $121.01 for the three months ended June 30, 2007, a 9.3% increase.  Our average monthly revenue per basic video subscriber for the three months ended March 31, 2008 was $129.56.  The increase in Optimum Lightpath net revenues is primarily attributable to growth in Ethernet data services, partially offset by reduced traditional data services.

The following table presents certain subscriber information as of June 30, 2008 and June 30, 2007 for the Company’s cable television systems (excluding Optimum Lightpath):

	As of June 30,
	2008	2007
	(in thousands)

Basic video customers	3,132	3,139
iO digital video customers	2,789	2,550
Optimum Online high-speed data customers	2,395	2,168
Optimum voice customers	1,766	1,399
Total revenue generating units	10,082	9,256

In the three months ended June 30, 2008, the Company added 7,000 basic video customers compared with a decline of 348 in the comparable period in 2007. In the six months ended June 30, 2008, the Company added 9,000 basic video customers compared with 12,000 in the comparable period in 2007.

In the three and six months ended June 30, 2008, the Company added 260,000 and 457,000 revenue generating units (“RGUs”), respectively, which is an increase of 92,000 and 28,000 compared to the additions in the comparable periods in 2007, respectively.  The growth in RGU additions during the second quarter of 2008 is primarily attributable to higher growth in iO digital video customers of approximately 80,000 due to a digital migration initiative that eliminated the duplicate analog feeds of nine channels carried in digital.  This growth in RGU additions was partially offset in the six months ended June 30, 2008 as a result of the Company’s relatively high penetration rate and, to a lesser extent, the effects of intensifying competition, particularly from Verizon.

Technical and operating expenses (excluding depreciation and amortization) for the three and six months ended June 30, 2008 increased $30,044 (6%) and $68,518 (7%), respectively, compared to the same periods in 2007.  The net increase is attributable to the following:

	Three Months	Six Months
	Ended June 30, 2008
Increase in programming costs (including costs of on-demand services) due primarily to subscriber growth, expanded service offerings, programming rate increases and the cost to carry VOOM beginning July 1, 2007	$18,837	$46,878
Increase in call completion and interconnection costs, taxes, and fees (net of related intra-segment eliminations) due to a reduction in estimated VoIP fees in 2007 of $3,517 and $6,200 for the three and six months, respectively, and higher voice customers, partially offset by lower rates	4,905	7,626
Increase in franchise fees	2,320	5,268
Increase in field service and network related costs primarily due to growth in revenue generating units and general cost increases	6,295	12,873
Net decrease in expense primarily due to presentation of certain customer related taxes as a reduction of revenue in 2008*	(1,907)	(3,887)
Intra-segment eliminations	(35)	(57)
Other net decreases	(371)	(183)
	$30,044	$68,518

*                           Beginning in the second half of 2007, these taxes and fees are now being collected from customers by the Company as agent and, accordingly, are reported as a reduction of revenue.

As a percentage of revenues, technical and operating expenses decreased 2% for the three months ended June 30, 2008 and 1% for the six months ended June 30, 2008 as compared to the same periods in 2007.

Selling, general and administrative expenses increased $14,534 (6%) and $35,306 (8%) for the three and six months ended June 30, 2008 as compared to the same periods in 2007.  The net increase is attributable to the following:

	Three Months	Six Months
	Ended June 30, 2008
Increase in sales and marketing costs	$7,969	$23,360
Increase in other general and administrative costs	5,815	10,627
Increase in customer related costs (principally call center and billing related costs) primarily due to increased revenue generating units and general cost increases	2,759	8,076
Decrease in share-based compensation expense and expenses related to Cablevision’s long-term incentive plans	(1,974)	(6,700)
Intra-segment eliminations	(35)	(57)
	$14,534	$35,306

As a percentage of revenues, selling, general and administrative expenses decreased 1% for the three and six months ended June 30, 2008 as compared to the same periods in 2007.

Depreciation and amortization decreased $7,311 (3%) and $17,744 (4%) for the three and six months ended June 30, 2008 as compared to the same period in 2007.  The net decrease resulted primarily from lower depreciation due to certain assets becoming fully depreciated in 2007.

Rainbow

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s Rainbow segment.  Beginning in the first quarter of 2008, Fuse has been included in the Madison Square Garden segment.  Prior to 2008, Fuse was included in the Rainbow segment.  Prior period segment information has been reported on a comparable basis, with Fuse reflected as part of the Madison Square Garden segment for all periods presented.

	Three Months Ended June 30,
	2008		2007		Increase (Decrease) in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Income

Revenues, net	$239,696	100%	$209,139	100%	$30,557
Technical and operating expenses (excluding depreciation, amortization and impairments)	82,183	34	81,744	39	(439)
Selling, general and administrative expenses	90,413	38	91,987	44	1,574
Restructuring credits	(11)	—	(222)	—	(211)
Depreciation and amortization (including impairments)	36,704	15	22,027	11	(14,677)
Operating income	$30,407	13%	$13,603	6%	$16,804

	Six Months Ended June 30,
	2008		2007		Increase (Decrease) in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Income

Revenues, net	$464,846	100%	$403,644	100%	$61,202
Technical and operating expenses (excluding depreciation, amortization and impairments)	162,613	35	161,792	40	(821)
Selling, general and administrative expenses	186,823	40	168,779	42	(18,044)
Restructuring charges	350	—	1,333	—	983
Depreciation and amortization (including impairments)	56,957	12	44,525	11	(12,432)
Operating income	$58,103	12%	$27,215	7%	$30,888

The Rainbow segment’s operating income is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating income (loss):
AMC, WE tv and IFC	$73,286	$56,019	$131,139	$113,659
Other services	(42,879)	(42,416)	(73,036)	(86,444)
	$30,407	$13,603	$58,103	$27,215

Other services primarily consist of VOOM, News 12 Networks, IFC Entertainment, Rainbow Advertising Sales Corporation (“RASCO”), Lifeskool, sportskool, Rainbow Network Communications (“RNC”) and the results of Sundance’s operations from the date of acquisition (June 16, 2008) through June 30, 2008.  The operating losses from Rainbow’s other services were attributable primarily to VOOM and the News 12 Networks as well as IFC Entertainment and RASCO.

Revenues, net for the three and six months ended June 30, 2008 increased $30,557 (15%) and $61,202 (15%), respectively, as compared to revenues for the same periods in 2007.  The net increase is attributable to the following:

	Three Months	Six Months
	Ended June 30, 2008
Increase in advertising revenues at the AMC, WE tv and IFC businesses	$13,898	$26,576
Increase in affiliate fee revenues and other revenue at Rainbow’s other services (primarily at VOOM HD which included the impact of the launch of VOOM by Cablevision during the third quarter of 2007 offset by the loss of EchoStar’s carriage of VOOM in May 2008), at RNC, and from the acquisition of Sundance on June 16, 2008	10,487	22,161
Increase in affiliate fee revenue and other revenue at the AMC, WE tv and IFC businesses resulting primarily from increases in viewing subscribers and rates	5,945	13,490
Increase (decrease) in advertising revenues at Rainbow’s other services	227	(1,025)
	$30,557	$61,202

Revenue increases discussed above are primarily derived from increases in the number of viewing subscribers, increases in affiliate fees rates charged for our services and increases in the level of advertising on our networks.  EchoStar ceased distributing VOOM on May 13, 2008 which will reduce future VOOM affiliate fee revenues.  The following table presents certain viewing subscriber information as of June 30, 2008 and 2007:

	As of June 30,
	2008	2007
	(in thousands)
Viewing Subscribers:
AMC	85,400	83,800
WE tv	58,900	55,100
IFC	47,300	41,900
Sundance	29,600		*

*                         The Sundance network was acquired by the Company on June 16, 2008.

Technical and operating expenses (excluding depreciation, amortization and impairments) for the three and six months ended June 30, 2008 increased $439 and $821, respectively, compared to the same periods in 2007.  The net increase is attributable to the following:

	Three Months	Six Months
	Ended June 30, 2008
Net increase in programming costs at the AMC, WE tv and IFC businesses due primarily to increased non-film programming costs and broadband/video-on-demand related costs	$2,558	$2,344
Net decrease resulting from lower programming and contractual costs at the other Rainbow services primarily at IFC Entertainment, VOOM, Lifeskool and sportskool, partially offset by the programming costs of Sundance from the date of acquisition	(2,119)	(1,523)
	$439	$821

As a percentage of revenues, technical and operating expenses decreased 5% for the three and six months ended June 30, 2008,  as compared to the same periods in 2007.

Selling, general and administrative expenses decreased $1,574 (2%) and increased $18,044 (11%) for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007.  The net increase (decrease) is attributable to the following:

	Three Months	Six Months
	Ended June 30, 2008
Net increase (decrease) in selling, marketing and advertising costs at the AMC, WE tv and IFC businesses. The increase for the six month period is primarily related to an increase in marketing and promotion of original programming and an increase in advertising sales related expenses due to increased advertising sales revenue	$(1,343)	$17,444
Increase in administrative costs primarily related to legal expenses, rent related expenses and management fees paid to CSC Holdings driven by increased revenues	4,908	10,868
Net decrease in selling, marketing and advertising costs at Rainbow’s other services primarily related to marketing and promotional activities	(2,660)	(3,772)
Decrease in share-based compensation expense and expenses relating to Cablevision’s long-term incentive plans	(2,479)	(6,496)
	$(1,574)	$18,044

As a percentage of revenues, selling, general and administrative expenses decreased 6% and 2% for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007.

Depreciation and amortization (including impairments) increased $14,677 (67%) and $12,432 (28%) for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007.  Depreciation expense decreased $1,129 and $2,856 for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007 primarily attributable to certain fixed assets becoming fully depreciated in 2007.  Amortization expense (including impairments) increased $15,806 and $15,288 for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007 primarily due to the write-off of $15,034 of deferred carriage fees at VOOM HD after EchoStar ceased the distribution of VOOM in May 2008.

Madison Square Garden

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to net revenues for Madison Square Garden.  Beginning in the first quarter of 2008, Fuse has been included in the Madison Square Garden segment.  Prior to 2008, Fuse was included in the Rainbow segment.  Prior period segment information has been reported on a comparable basis, with Fuse reflected as part of the Madison Square Garden segment for all periods presented.

	Three Months Ended June 30,				Increase
	2008		2007		(Decrease) in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Income

Revenues, net	$213,832	100%	$195,798	100%	$18,034
Technical and operating expenses (excluding depreciation and amortization)	121,996	57	112,264	57	(9,732)
Selling, general and administrative expenses	64,489	30	57,608	29	(6,881)
Restructuring charges	—	—	181	—	181
Depreciation and amortization	17,922	8	15,428	8	(2,494)
Operating income	$9,425	4%	$10,317	5%	$(892)

	Six Months Ended June 30,				Increase
	2008		2007		(Decrease) in
	Amount	% of Net Revenues	Amount	% of Net Revenues	Operating Income

Revenues, net	$478,911	100%	$443,622	100%	$35,289
Technical and operating expenses (excluding depreciation and amortization)	331,988	69	291,082	66	(40,906)
Selling, general and administrative expenses	124,352	26	114,712	26	(9,640)
Restructuring charges	—	—	192	—	192
Depreciation and amortization	32,879	7	31,885	7	(994)
Operating income (loss)	$(10,308)	(2)%	$5,751	1%	$(16,059)

Revenues, net for the three and six months ended June 30, 2008 increased $18,034 (9%) and $35,289 (8%), respectively, as compared to revenues for the same periods in 2007.  These net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2008
Higher network (MSG, MSG Plus & Fuse) affiliate fees	$10,597	$21,087
Net higher revenues from entertainment events including the impact of a new Chicago venue	8,937	22,758
Impact of the termination of the operating agreements for two Connecticut venues effective July 1, 2007	(2,387)	(6,931)
Lower other network revenues, primarily decreased advertising sales	(1,231)	(3,878)
Other net increases, primarily team related	2,118	2,253
	$18,034	$35,289

Technical and operating expenses (excluding depreciation and amortization) for the three and six months ended June 30, 2008 increased $9,732 (9%) and $40,906 (14%), respectively, as compared to the same periods in 2007.  These increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2008
Higher network operating costs	$5,736	$11,620
Higher costs associated with the higher net revenues from entertainment events discussed above	2,983	19,972
Impact of the termination of the operating agreements for two Connecticut venues effective July 1, 2007	(2,941)	(6,257)
Higher (lower) net provisions for certain team personnel transactions (including the impact of luxury tax)	(2,611)	1,405
Higher other team operating expenses, primarily team personnel compensation	6,427	13,129
Other net increases	138	1,037
	$9,732	$40,906

As a percentage of revenues, technical and operating expenses remained constant and increased 3% during the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007.

Selling, general, and administrative expenses for the three and six months ended June 30, 2008 increased $6,881 (12%) and $9,640 (8%), respectively, as compared to the same periods in 2007.  These increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2008
Higher legal and other professional fees	$2,783	$7,462
Higher employee salaries and related benefits, including expenses relating to Cablevision’s long-term incentive plan	1,879	3,260
Higher marketing costs	3,078	2,353
Decrease in share-based compensation expense	(392)	(1,799)
Other net decreases	(467)	(1,636)
	$6,881	$9,640

As a percentage of revenues, selling, general and administrative expenses increased 1% and remained constant during the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007.

Depreciation and amortization for the three and six months ended June 30, 2008 increased $2,494 (16%) and $994 (3%), respectively, as compared to the same periods in 2007.   These increases resulted primarily from higher depreciation expense of $2,907 and $1,294 for the three and six month periods, respectively, caused mainly by the acceleration of depreciation of certain Madison Square Garden Arena assets due to its planned renovation which were partly offset by lower depreciation expense due to certain assets becoming fully depreciated.

CSC HOLDINGS, INC.

The statements of operations of CSC Holdings are essentially identical to the statements of operations of Cablevision, except for the following:

•                  Interest expense of $30,222 and $33,618 and $63,617 and $67,161 for the three and six months ended June 30, 2008 and 2007, respectively, relating to $1,500,000 of Cablevision senior notes issued in April 2004 included in Cablevision’s consolidated statements of operations,

•                  Interest income of $141 and $855 and $372 and $2,572 for the three and six months ended June 30, 2008 and 2007, respectively, related to cash held at Cablevision, and

•                  Income tax benefit of $12,658 and $12,899 and $26,936 and $25,951 for the three and six months ended June 30, 2008 and 2007, respectively, included in Cablevision’s consolidated statements of operations related to the items listed above.

Refer to Cablevision’s Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.

CASH FLOW DISCUSSION

Operating Activities

Net cash provided by operating activities amounted to $701,165 for the six months ended June 30, 2008 compared to $427,646 for the six months ended June 30, 2007.  The 2008 cash provided by operating activities resulted from $616,323 of income before depreciation and amortization, $224,747 of non-cash items, $21,056 from an increase in accounts payable and $25,757 from a decrease in current and other assets.  Partially offsetting these increases were decreases in cash of $99,820 resulting from the acquisition of and payment of obligations relating to program rights, a $48,756 decrease in deferred revenue and a $38,142 decrease in accrued and other liabilities.

The 2007 cash provided by operating activities resulted from $613,028 of income before depreciation and amortization and other non-cash items, partially offset by decreases in cash of $83,665 resulting from the acquisition of and payment of obligations relating to program rights, a $43,267 increase in current and other assets, a $47,413 decrease in accrued and other liabilities and an $11,037 decrease in accounts payable.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2008 was $531,683 compared to $102,486 for the six months ended June 30, 2007.  The 2008 investing activities consisted primarily of $383,661 of capital expenditures ($349,937 of which related to our Telecommunications Services segment), $105,788 of payments relating to the acquisition of Sundance, $37,873 of other investments and other net cash payments aggregating $4,361.

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

Financing Activities

Net cash provided by financing activities amounted to $274,654 for the six months ended June 30, 2008 compared to net cash used in financing activities of $164,115 for the six months ended June 30, 2007.  In 2008, the Company’s financing activities consisted primarily of proceeds of $500,000 from the issuance of senior notes, net proceeds of bank debt of $155,000, partially offset by net repayments of collateralized indebtedness of $366,011 and other net cash payments of $14,335.

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

Discontinued Operations

The net effect of discontinued operations on cash and cash equivalents amounted to an inflow of $476 for the six months ended June 30, 2008 compared to $356,125 for the six months ended June 30, 2007.

Operating Activities

Net cash used in operating activities of discontinued operations amounted to $203 for the six months ended June 30, 2008 compared to net cash provided by operating activities of $18,109 for the six months ended June 30, 2007.

The 2007 period includes the operating results of Fox Sports Net Bay Area for the six months ended June 30, 2007.  The 2007 cash provided by operating activities resulted primarily from net income of $28,232 before depreciation and amortization and non-cash items, partially offset by a net change in assets and liabilities of $10,123.

Investing Activities

Net cash provided by investing activities of discontinued operations for the six months ended June 30, 2008 was $679 compared to $313,555 for the six months ended June 30, 2007.  The 2007 investing activities consisted of $366,499 of proceeds (net of cash on hand) from the sale of the Company’s interest in Fox Sports Net Bay Area, partially offset by an increase in restricted cash of $52,626 relating to the posting of a cash collateralized bond related to the Loral contract dispute and $318 of other net cash payments.

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

The following table summarizes our outstanding debt, including capital lease obligations as well as interest expense and capital expenditures as of and for the six months ended June 30, 2008:

	Cablevision	Restricted Group	Rainbow National Services	Other Entities	Total

Bank debt	$—	$4,346,250	$697,500	$—	$5,043,750
Capital leases	—	—	15,829	46,468	62,297
Senior notes and debentures	1,500,000	4,196,840	298,879	—	5,995,719
Senior subordinated notes	—	—	323,437	—	323,437
Collateralized indebtedness relating to stock monetizations	—	—	—	446,126	446,126
Total debt	$1,500,000	$8,543,090	$1,335,645	$492,594	$11,871,329
Interest expense	$63,617	$269,879	$45,194	$19,506	$398,196
Capital expenditures	$—	$350,567	$3,049	$30,045	$383,661

Restricted Group

As of June 30, 2008, CSC Holdings and certain of its subsidiaries which conduct our cable television video operations (approximately 3.1 million basic video customers, including 2.8 million digital video customers) and high-speed data service (which encompasses approximately 2.4 million customers) and our VoIP services operations (which encompasses approximately 1.8 million customers), as well as Optimum Lightpath, our commercial data and voice service business comprise the “Restricted Group” as they are subject to the covenants and restrictions of the credit facility.  In addition, the Restricted Group is also subject to the covenants of the senior notes and debentures issued by CSC Holdings and Cablevision, which are generally less restrictive than those contained in the credit facility.

Sources of cash for the Restricted Group include primarily cash flow from the operations of the businesses in the Restricted Group, borrowings under its bank credit agreement and issuance of notes and debentures in the capital markets and, from time to time, distributions or loans from its subsidiaries.  The Restricted Group’s principal uses of cash include capital spending, in particular the capital requirements associated with the growth of its services such as digital video, high-speed data and voice

(including enhancements to its service offerings such as a broadband wireless network (WiFi)); debt service, including distributions made to Cablevision to service interest expense on its debt securities; other corporate expenses and changes in working capital; and investments that it may fund from time to time.  We currently expect that the net funding and investment requirements of the Restricted Group for the next 12 months, including the repayment of Cablevision senior notes aggregating $500,000 which mature in April 2009, will be met with one or more of the following: cash on hand, cash generated by operating activities, borrowings under the Restricted Group’s bank credit facility, or raising capital in the financial markets, subject to satisfactory terms and conditions.

The Restricted Group’s credit facility consists of three components: a $1,000,000 revolver, a $1,000,000 term A-1 loan facility and a $3,500,000 term B loan facility.  The three components of the Restricted Group credit facility are direct obligations of CSC Holdings, guaranteed by most Restricted Group subsidiaries and secured by the pledge of the stock of most Restricted Group subsidiaries.  As of June 30, 2008, $52,994 of the $1,000,000 revolving credit facility was restricted for certain letters of credit issued on behalf of CSC Holdings and $947,006 of the revolver was undrawn.  Outstanding borrowings under the term A-1 loan facility and term B loan facility were $925,000 and $3,421,250, respectively, at June 30, 2008.  The weighted average interest rates as of June 30, 2008 on borrowings under the term A-1 loan facility and term B loan facility were 3.475% and 4.225%, respectively.  The Restricted Group was in compliance with all of its financial covenants under its various credit agreements as of June 30, 2008.

In addition, on June 4, 2008, CSC Holdings issued $500,000 face amount of 8 1/2% senior notes due June 15, 2015. These notes are senior unsecured obligations and are not guaranteed by any of CSC Holdings’ subsidiaries.  CSC Holdings may redeem the senior notes, in whole or in part, at a redemption price equal to 104.250% of face value on or after June 15, 2012, 102.125% on or after June 15, 2013, and 100% on or after June 15, 2014.  The notes are redeemable at the redemption price plus accrued and unpaid interest through the redemption date.  The proceeds of these notes were used to repay CSC Holdings’ $500,000 face amount of 7-1/4% senior notes upon maturity in July 2008.

Cablevision’s and CSC Holdings’ future access to the debt markets and the cost of any future debt issuances are also influenced by their credit ratings, which are provided by Moody’s Investors Service and Standard & Poor’s.  Key factors in the assessment of Cablevision’s and CSC Holdings’ credit ratings include Cablevision and CSC Holdings’ financial strength and flexibility, operating capabilities, management risk tolerance and ability to respond to changes in the competitive landscape.  The corporate credit rating for Cablevision and CSC Holdings is Ba3 by Moody’s with a stable outlook and BB by Standard & Poor’s with a negative outlook.  Any future downgrade to the Cablevision and/or CSC Holdings credit ratings by either rating agency could increase the interest rate on future debt issuances and could adversely impact our ability to raise additional funds.

Rainbow and Rainbow National Services

RNS, our wholly-owned subsidiary which owns the Company’s AMC, WE tv and IFC programming operations, generated positive cash from operating activities for the six months ended June 30, 2008 and 2007.  Its cash flow from operations and proceeds from borrowings available to it, provides the capital required for net funding and investment requirements of other Rainbow programming entities including the VOOM HD Networks and News 12 Networks subject to the applicable covenants and limitations contained in RNS’ financing agreements.  We currently expect that the net funding and investment requirements of RNS for the next 12 months will be met with one or more of the following: cash on hand, cash generated by operating activities and available borrowings under RNS’ bank credit facility.

RNS has an $800,000 senior secured credit facility, which consists of a $500,000 term A loan facility and a $300,000 revolving credit facility.  The term A loan facility matures June 30, 2013 and the revolving credit facility matures June 30, 2012.  Outstanding borrowings under the term loan facility and revolving credit facility were $487,500 and $210,000, respectively, at June 30, 2008.  At June 30, 2008, the weighted average interest rates on the term A loan facility and amounts drawn under the revolving credit facility were 3.475% and 3.476%, respectively.  RNS had $90,000 in undrawn revolver commitments at June 30, 2008.

On June 3, 2008, RNS entered into an Incremental Revolver Supplement (“Incremental Revolver”) whereby RNS received commitments from lenders in the amount of $280,000.  The interest rate under the Incremental Revolver is 2.0% over the Eurodollar rate for Eurodollar-based borrowings and 1.0% over the Base Rate for Base Rate borrowings (as defined in the Incremental Revolver).  The Incremental Revolver matures on June 30, 2012 and the terms and conditions of the Incremental Revolver are no more restrictive than those of the RNS credit facility currently outstanding.  RNS is obligated to pay fees of 0.375% per annum on any undrawn portion of the Incremental Revolver commitment balance.  Borrowings under the Incremental Revolver may be repaid without penalty at any time.  There were no borrowings outstanding under the Incremental Revolver facility at June 30, 2008.

RNS was in compliance with all of its financial covenants under its credit agreement as of June 30, 2008.  In addition, RNS is also subject to covenants of the senior and senior subordinated notes it has issued, which are generally less restrictive than those contained in the credit agreement.

RNS’ future access to the debt markets and the cost of any future debt issuances are also influenced by its credit ratings, which are provided by Moody’s Investors Service and Standard & Poor’s.  Key factors in the assessment of RNS’ credit ratings include its free cash flow generating capacity, fiscal strategy, enterprise value and industry risk.  The corporate credit rating for RNS is Ba3 by Moody’s with a stable outlook and BB by Standard & Poor’s with a negative outlook.  Any future downgrade to the RNS credit ratings by either rating agency could increase the interest rate on future debt issuances and could adversely impact its ability to raise additional funds.

Madison Square Garden

Madison Square Garden does not have a credit facility at this time.  Effective January 1, 2008, Madison Square Garden began providing the capital required for net funding and investment requirements of Fuse.  Prior to January 1, 2008, funding for Fuse was provided by RNS.  We currently expect Madison Square Garden’s funding requirements for the next 12 months to be met by its cash on hand and cash from operations.

During the fourth quarter of 2004, the Company announced its intent to renovate the Madison Square Garden Arena.  In April 2008, the Company announced its intent to move forward with a major renovation plan and expects to spend approximately $500,000 to renovate the facility through 2011.  The cost of the renovation is expected to be funded by Madison Square Garden through cash on hand, cash flow from its operations and new borrowings.

Newsday LLC

On July 29, 2008, Newsday LLC borrowed $650,000 under its new senior secured credit facility which was used primarily to distribute approximately $630,000 to Tribune Company (see Note 18 to the Company’s condensed consolidated financial statements).

Monetization Contract Maturities

In connection with the acquisition of Sundance Channel L.L.C. described below, the Company terminated the monetization contracts relating to 12,742,033 shares of common stock of General Electric Company and made payments to the counterparties aggregating $368,097.

In April 2008 and May 2008, monetization contracts covering 2,732,184 and 2,668,875 shares, respectively, of our Comcast stock matured.  We settled our obligations under the related Comcast collateralized indebtedness, net of the value of the related equity derivative contracts, by delivering cash from the net proceeds of new monetization transactions covering an equivalent number of Comcast shares maturing in April 2010 and June 2010, respectively.  The terms of the new contracts allow the Company to retain upside participation in Comcast shares up to each respective contract’s upside appreciation limit with downside exposure limited below the respective hedge price.

During the next twelve months, monetization contracts covering 10,738,809 shares of Comcast Corporation mature.  The Company intends to either settle such transactions by delivering shares of the applicable stock and the related equity derivative contracts or by delivering cash from the net proceeds of new monetization transactions.

Recent Events

Sundance Channel L.L.C.

On June 16, 2008, the Company acquired a 100% interest in Sundance Channel L.L.C. (see Note 4 to the Company’s condensed consolidated financial statements).

Newsday

On July 29, 2008, the Company completed a series of transactions in which the Company received an approximate 97.2% interest in a newly created limited liability company between CSC Holdings and Tribune Company that included the net assets of Newsday Media Group (see Note 18 to the Company’s condensed consolidated financial statements).

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

All of our interest rate derivative contracts are entered into by CSC Holdings and are thus attributable to the Restricted Group; all such contracts are carried at their fair values on our consolidated balance sheets, with changes in value reflected in the consolidated statements of operations.

Equity Price Risk

We have entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of Comcast Corporation.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of June 30, 2008, we did not have an early termination shortfall relating to any of these contracts.  The underlying stock and the equity collars are carried at fair value on our consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.

See “Item 3 - Quantitative and Qualitative Disclosures About Market Risk” for information on how we participate in changes in the market price of the stocks underlying these derivative contracts.

All of our monetization transactions are obligations of our wholly-owned subsidiaries that are not part of the Restricted Group; however, in certain of the Comcast transactions, CSC Holdings provided guarantees of the subsidiaries’ ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  The guarantee exposure approximates the net sum of the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and the equity collar.  All of our equity derivative contracts are carried at their current fair value on our consolidated balance sheets with changes in value reflected in the consolidated statements of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings.

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“Statement No. 161”). Statement No. 161 requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. Statement No. 161 is effective for the Company on January 1, 2009. Early application is permitted. Because the provisions of Statement No. 161 will impact the way the Company discloses its derivative instruments in its financial statements and not the accounting treatment for these instruments, the Company does not believe the adoption of Statement No. 161 will have an impact on the Company’s financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets.  FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets.  FSP No. FAS 142-3 is effective for the Company on January 1, 2009.  The Company has not yet determined the impact FSP No. FAS 142-3 will have on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

All dollar amounts, except per subscriber, per unit and per share data, included in the following discussion under this Item 3 are presented in thousands.

Valuation of Financial Instruments

The Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement No. 157”) effective January 1, 2008 for financial assets and financial liabilities.  Statement No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and enhances disclosure requirement for fair value measurements.  For a discussion regarding the measurement of the fair value of the Company’s financial instruments, see Note 11 to the combined notes to the condensed consolidated financial statements.

Equity Price Risk

The Company is exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast Corporation common stock held by us.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts’ actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts’ actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of June 30, 2008, we did not have an early termination shortfall relating to any of these contracts.

The underlying stock and the equity collars are carried at fair value on our consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.  The carrying value of our collateralized indebtedness amounted to $446,126 at June 30, 2008.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.

As of June 30, 2008, the fair value and the carrying value of our holdings of Comcast common stock aggregated $407,430.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $40,743.  As of June 30, 2008, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $67,452, a net receivable position.  For the three and six months ended June 30, 2008, we recorded a net gain on our outstanding equity derivative contracts of $65,801 and $67,221, respectively.  We also recorded unrealized and realized losses, net of $110,393 and $87,961 on our holdings of Comcast common stock as well as GE common stock we held during the three and six months ended June 30, 2008, respectively.

Fair Value of Equity Derivative Contracts

Fair value as of December 31, 2007, net receivable position	$51,162
Change in fair value, net	67,221
Settlement of contracts	(50,931)
Fair value as of June 30, 2008, net receivable position	$67,452

The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for each security monetized via an equity derivative prepaid forward contract are summarized in the following table:

	# of Shares		Hedge Price	Cap Price (b)
Security	Deliverable	Maturity	per Share (a)	Low	High

Comcast	5,337,750	2008	$17.90 - $21.15	$22.38	$26.44
	10,738,809	2009	$17.80 - $27.49	$23.13	$32.99
	5,401,059	2010	$20.03 - $22.07	$30.04	$33.10

(a)                    Represents the price below which we are provided with downside protection and above which we retain upside appreciation.  Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.

(b)                   Represents the price up to which we receive the benefit of stock price appreciation.

In addition, at June 30, 2008, the Company had other investment securities with a carrying value of approximately $9,648.  Assuming a 10% change in the price of the securities, the potential change in the fair value of these investments would be approximately $965.

Fair Value of Debt:  Based on the level of interest rates prevailing at June 30, 2008, the fair value of our fixed rate debt of $6,123,143 was less than its carrying value of $6,265,282 by $142,139.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at June 30, 2008 would increase the estimated fair value of our fixed rate debt by $170,324 to $6,293,467.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

Interest Rate Derivative Contracts:  Our exposure to interest rate movements results from our use of floating and fixed rate debt to fund the approximately $3 billion special dividend paid in 2006, our working capital, capital expenditures, and other operational and investment requirements.  To manage interest rate risk, from time to time we have entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates.  Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment.  In addition, from time to time we may utilize short-term interest rate lock agreements to hedge the risk that the cost of a future issuance of fixed rate debt may be adversely affected by changes in interest rates.  We do not enter into interest rate swap contracts for speculative or trading purposes.  All of our interest rate derivative contracts are entered into by CSC Holdings and are thus attributable to the Restricted Group; all such contracts are carried at their fair values on our consolidated balance sheets, with changes in fair value reflected in the consolidated statements of operations.

In March 2008, the Company entered into several interest rate swap contracts that amended the terms of  contracts (specifically maturity date and fixed rate paid by the Company) originally entered into in April

2006 in the notional amount of $3,700,000 to effectively fix borrowing rates on floating rate debt.  As of June 30, 2008, these interest rate swap contracts had a fair value and carrying value of $85,383, a net liability position, as reflected under derivative contracts in our consolidated balance sheet.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point decrease in interest rates prevailing at June 30, 2008 would increase our liability under these derivative contracts by approximately $98,480 to a liability of $183,863.

For the six months ended June 30, 2008, we recorded a net gain on interest swap contracts of $7,569, as detailed in the table below:

Fair Value of Interest Rate Derivative Contracts

Fair value as of June 30, 2008, a net payable position	$(85,383)
Less: fair value as of December 31, 2007, a net payable position	(108,141)
Change in fair value, net	22,758
Plus: realized loss from cash interest payments	(15,189)
Net gain on interest rate swap contracts	$7,569

At June 30, 2008, the Company had outstanding prepaid interest rate swaps with a notional contract value of approximately $105,061 entered into in connection with our monetization transactions.  These swaps have maturities in 2008 and 2009 that coincide with the related prepaid equity forward contract maturities.  As of June 30, 2008, the fair value of our prepaid interest rate derivative contracts was $2,205, a net payable position.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point decrease in interest rates from June 30, 2008 prevailing levels would increase our liability under these derivative contracts by $3 to a liability of $2,208.

For the six months ended June 30, 2008, we recorded a net gain on such derivative contracts of $341 as detailed below:

Fair Value of Prepaid Interest Rate Derivative Contracts

Fair value as of December 31, 2007, a net payable position	$(5,009)
Change in fair value, net	2,804
Fair value as of June 30, 2008, a net payable position	$(2,205)

Change in fair value, net	$2,804
Realized loss resulting from net cash payments	(2,463)
Net gain on prepaid interest rate swap contracts	$341

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Cablevision’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Securities and Exchange Commission rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control

During the six months ended June 30, 2008, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Cablevision reached an agreement in principle with respect to the settlement of the Delaware action in the quarter ended June 30, 2007.  In connection with the anticipated settlement, Cablevision expects to seek dismissal of the New York action as well as the Delaware action.  A hearing on the proposed settlement took place in April 2008.  At that hearing, the court ordered that certain discovery may take place and deferred ruling on approval of the settlement.  A further hearing on the settlement has been scheduled for September 2008.

The Wiz Bankruptcy

TW, Inc. (“TW”), a former subsidiary of the Company and operator of The Wiz consumer retail electronics business, is the subject of a Chapter 11 bankruptcy proceeding in the U.S. Bankruptcy Court for the District of Delaware.  In February 2005, TW filed a complaint in the bankruptcy proceeding against Cablevision and certain of its affiliates seeking recovery of alleged preferential transfers in the aggregate amount of $193.5 million.  Also in February 2005, the Official Committee of Unsecured Creditors of TW (the “Committee”) filed a motion seeking authority to assume the prosecution of TW’s alleged preference claims and to prosecute certain other causes of action.  The bankruptcy court granted the Committee’s motion on or about March 10, 2005, thereby authorizing the Committee, on behalf of TW, to continue the preference suit and to assert other claims.  On March 12, 2005, the Committee filed a complaint in the bankruptcy court against Cablevision, certain of its affiliates, and certain present and former officers and directors of Cablevision and of its former subsidiary Cablevision Electronics Investments, Inc. (“CEI”).  The Committee’s complaint, as amended, asserts preferential transfer claims allegedly totaling $193.9 million, breach of contract, promissory estoppel, and misrepresentation claims allegedly totaling $310.0 million, and fraudulent conveyance, breach of fiduciary duty, and other claims seeking unspecified damages.  On June 30, 2005, Cablevision filed a motion to dismiss several of the claims in the amended complaint.  On October 31, 2005, the bankruptcy court denied the motion to dismiss.  The bankruptcy court’s ruling on the motion to dismiss allowed the Committee to proceed with its claims against Cablevision and the other defendants.  A hearing on solvency issues was held November 29 and 30, 2007.  At that hearing, the court ruled that the Committee had failed to prove that CEI was insolvent at any point before 2003, a ruling that the Company believes will have the effect of significantly limiting many of the Committee’s claims. The Committee has filed a notice of appeal of that ruling.  The court has ordered that the case, including the Committee’s appeal, be sent to mediation.  An initial mediation session is currently scheduled for August 15, 2008, and until the mediation concludes, the case is being held in abeyance.  Cablevision believes that the claims asserted by the Committee are without merit and is contesting them vigorously.

Patent Litigation

Cablevision is named as a defendant in certain lawsuits claiming infringement of various patents relating to various aspects of the Company’s businesses.  In certain of these cases other industry participants are also defendants.  In certain of these cases the Company expects that any potential liability would be the responsibility of the Company’s equipment vendors pursuant to applicable contractual indemnification provisions.  To the extent that the allegations in these lawsuits have been analyzed by the Company at the current stage of their proceedings, the Company believes that the claims are without merit and intend to defend the actions vigorously.  The final disposition of these actions is not expected to have a material adverse effect on the Company’s consolidated financial position.

Loral Contract Dispute

In September 2005, Loral filed an action against Cablevision and Rainbow DBS for breach of contract based on a letter agreement dated March 23, 2001 (“the Letter Agreement”) between Loral and Rainbow DBS.  Loral alleged that the sale of the Rainbow-1 satellite and related assets to a subsidiary of EchoStar Communications Corporation (“EchoStar”) constituted a sale of “substantially all of the assets of Rainbow DBS” triggering a “Make Whole Payment” under the Letter Agreement of $33.0 million plus interest.  A trial in this matter took place in January 2007 in New York Supreme Court for New York County.  On January 24, 2007, the jury returned a verdict finding that the EchoStar sale had triggered a

Make Whole Payment under the Letter Agreement, requiring a payment to Loral of $50.9 million, including interest, which was accrued for in 2006 and reflected as an expense in discontinued operations.  On March 12, 2007, judgment was entered against Cablevision and Rainbow DBS in the amount of $52.2 million.  The Company posted a cash collateralized bond in the amount of $52.2 million, which was reflected as restricted cash in the Company’s consolidated balance sheets at June 30, 2008 and December 31, 2007.  Cablevision and Rainbow DBS filed an appeal with the New York Supreme Court Appellate Division, First Department, which affirmed the judgment on February 19, 2008.  Cablevision and Rainbow DBS sought leave to appeal the judgment to the New York Court of Appeals.  That court denied leave to appeal on June 25, 2008.  The full amount of the judgment, post-judgment interest and costs, totaling $58.3 million, was paid to Loral on July 1, 2008.

EchoStar Contract Dispute

In 2005, subsidiaries of the Company entered into agreements with EchoStar and its affiliates by which EchoStar Media Holdings Corporation acquired a 20% interest in VOOM HD Holdings LLC (“VOOM HD”) and EchoStar Satellite LLC (“EchoStar Satellite”) agreed to distribute VOOM on its DISH Network for a 15-year term.  The affiliation agreement with EchoStar Satellite for such distribution provides that if VOOM HD fails to spend $100 million per year (subject to reduction to the extent that the number of offered channels is reduced to fewer than 21), up to a maximum of $500 million in the aggregate, on VOOM, EchoStar Satellite may seek to terminate the agreement under certain circumstances.  On January 30, 2008, EchoStar Satellite purported to terminate the affiliation agreement, effective February 1, 2008, based on its assertion that VOOM HD had failed to comply with this spending provision in 2006.  On January 31, 2008, VOOM HD sought and obtained a temporary restraining order from New York Supreme Court for New York County prohibiting EchoStar Satellite from terminating the affiliation agreement.  In conjunction with its request for a temporary restraining order, VOOM HD also requested a preliminary injunction and filed a lawsuit against EchoStar Satellite asserting that EchoStar Satellite did not have the right to terminate the affiliation agreement.  Separately, on February 1, 2008, EchoStar Satellite began to distribute VOOM in a manner that the Company believes violates EchoStar Satellite’s obligations under the affiliation agreement.  On February 4, 2008, VOOM HD notified EchoStar Satellite of its position that this new distribution constitutes a material breach of the affiliation agreement and reserved all its rights and remedies.  On March 10, 2008, EchoStar Satellite answered VOOM HD’s complaint and asserted certain counterclaims.  On April 21, 2008, VOOM HD replied to EchoStar Satellite’s counterclaims.  In a decision filed on May 5, 2008, the court denied VOOM HD’s motion for a preliminary injunction.  On or about May 13, 2008, EchoStar Satellite ceased distribution of VOOM on its DISH Network.  On May 27, 2008, VOOM HD amended  its  complaint  to  seek damages for EchoStar’s improper termination of the affiliation agreement.  On June 24, 2008, EchoStar Satellite answered VOOM HD’s amended complaint and asserted certain counterclaims.  On July 14, 2008, VOOM HD replied to EchoStar Satellite’s counterclaims.  The Company believes that the counterclaims asserted by EchoStar Satellite are without merit.  The lawsuit filed by VOOM HD remains pending.

Accounting Related Investigations

In June 2003, the Company reported that it had discovered certain improper expense accruals primarily at the national programming services of the Company’s Rainbow segment.  The improper expense recognition matter has been the subject of investigations by the Securities and Exchange Commission (“SEC”) and the U.S. Attorney’s Office for the Eastern District of New York.  The SEC is continuing to investigate the improper expense recognition matter and the Company’s timing of recognition of launch support, marketing and other payments under affiliation agreements.  The Company continues to fully cooperate with such investigations.

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

In addition, in August, September and October 2006, purported derivative lawsuits (including one purported combined derivative and class action lawsuit) relating to the Company’s past stock option and SAR grants were filed in New York State Supreme Court for Nassau County, the United States District Court for the Eastern District of New York, and Delaware Chancery Court for New Castle County, by parties identifying themselves as shareholders of Cablevision purporting to act on behalf of Cablevision.  These lawsuits named as defendants certain present and former members of Cablevision’s Board of Directors and certain present and former executive officers, alleging breaches of fiduciary duty and unjust enrichment relating to practices with respect to the dating of stock options, recordation and accounting for stock options, financial statements and SEC filings, and alleged violation of IRC 162(m).  In addition, certain of these lawsuits asserted claims under Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Section 304 of the Sarbanes-Oxley Act.  The lawsuits sought damages from all defendants, disgorgement from the officer defendants, declaratory relief, and equitable relief, including rescission of the 2006 Employee Stock Plan and voiding of the election of the director defendants.  On October 27, 2006, the Board of Directors of Cablevision appointed Grover C. Brown and Zachary W. Carter as directors and, on the same date, appointed Messrs. Brown and Carter to a newly formed Special Litigation Committee (“SLC”) of the Board.  The SLC was directed by the Board to review and analyze the facts and circumstances surrounding these claims, which purport to have been brought derivatively on behalf of the Company, and to consider and determine whether or not prosecution of such claims is in the best interests of the Company and its shareholders, and what actions the Company should take with respect to the cases.  The SLC, through its counsel, filed motions in all three courts to intervene and to stay all proceedings until completion of the SLC’s independent investigation of the claims raised in these actions.  The Delaware action subsequently was voluntarily dismissed without prejudice by the plaintiff.  The actions pending in Nassau County have been consolidated and a single amended complaint has been filed in that jurisdiction. Similarly, the actions pending in the Eastern District of New York have been consolidated and a single amended complaint has been filed in that jurisdiction.  Both the Nassau County action and the Eastern District of New York action assert derivative claims on behalf of the Company as well as direct claims on behalf of Cablevision shareholders relating to the Company’s past stock option and SAR grants.  On November 14, 2006, the trial court in the Nassau County action denied the SLC’s motion for a stay of proceedings and ordered expedited discovery.  The Appellate Division of the New York State Supreme Court subsequently stayed all proceedings in the Nassau County action (including all discovery) pending the SLC’s appeal of the denial of its stay motion.  On October 9, 2007, the Appellate Division affirmed the trial court’s denial of the SLC’s motion to stay proceedings. The U.S. District Court for the Eastern District of New York granted the SLC’s motion for a stay and stayed the cases pending in that court.  That stay expired following the determination that the transaction contemplated by the Dolan Family Group 2006 Proposal would not close.  There subsequently were a series of extensions and/or stays in the Nassau County and Eastern District actions.

On June 4, 2008, the Company, on the determination of the SLC, entered into a Stipulation and Agreement of Settlement (the “Settlement Agreement”) with the plaintiffs and most of the defendants in these lawsuits.  Under the Settlement Agreement, the settling defendants will provide to the Company aggregate consideration valued at approximately $24.4 million, in the form of a combination of cash payments, repricing the exercise price of outstanding options and SARs, return of outstanding common stock, restricted stock units, options and SARs (including rights to the $10 special dividend paid by the Company in 2006), and surrender of potential contractual claims.  As contemplated by the Settlement Agreement, on June 16, 2008, the trial court in the Nassau County action issued an order approving the publication of a notice of the proposed settlement and scheduling a hearing for September 9, 2008 to determine whether to approve the settlement. Assuming the court’s final approval of the Settlement Agreement, this action will result in the dismissal of all state and federal derivative claims against the settling defendants.  In addition, the Company’s director and officer liability insurer has agreed to make a payment to the Company of $10.0 million.  Plaintiffs’ counsel will seek an award of fees and expenses to be paid out of the settlement proceeds in an amount not to exceed $7.1 million.  The Settlement Agreement remains subject to court approval.  The financial statement impact of the Settlement Agreement will be recognized upon receipt of the court’s final approval and is not anticipated to have a material impact on the Company’s results of operations or financial condition.

The Company has continued to incur substantial expenses for legal services in connection with the Company’s stock option related litigation and the investigations by the SEC and the U.S. Attorney’s Office for the Eastern District of New York.

Programming Litigation

On September 20, 2007, an antitrust lawsuit was filed in the U.S. District Court for the Central District of California against Cablevision and several other defendants, including other cable and satellite providers and programming content providers.  The complaint alleges that the defendants have violated Section 1 of the Sherman Antitrust Act by agreeing to the sale and licensing of programming on a “bundled” basis and by offering programming in packaged tiers rather than on an “a la carte” basis.  The plaintiffs, purportedly on behalf of a nationwide class of cable and satellite subscribers, seek unspecified treble monetary damages and injunctive relief to compel the offering of channels to subscribers on an “a la carte” basis.  On December 3, 2007, the plaintiffs filed an amended complaint containing principally the same allegations as the plaintiffs’ original complaint.  On December 21, 2007, the defendants filed joint motions to dismiss the amended complaint for failure to state a claim and on the ground that the plaintiffs lacked standing to assert the claims in the amended complaint.  The district court granted the defendants’ motions on March 13, 2008, but granted the plaintiffs leave to amend their claims.

On March 20, 2008, the plaintiffs filed a second amended complaint.  The second amended complaint contains many of the same allegations as the plaintiffs’ original complaint, with limited modifications to address certain of the deficiencies identified in the court’s March 13 order.  Two of the principal modifications were (1) to reform the relief requested from an order requiring programmers and cable providers to offer channels on an “a la carte” basis, to an order requiring programmers and cable providers to offer the option to purchase on an unbundled basis; and (2) to allege that certain non-defendant programmers have been excluded from the market.  On April 22, 2008, the defendants filed joint motions to dismiss the second amended complaint.  The court denied those motions on June 26, 2008.  By agreement of the parties, Cablevision’s answer to the second amended complaint will be due August 1, 2008.

The Company intends to defend against this lawsuit vigorously.

NHL Litigation

Madison Square Garden, L.P. (“MSG”) filed a lawsuit in September 2007 against the National Hockey League and certain related entities (“the NHL”).  This suit, filed in the United States District Court for the Southern District of New York, alleges violations of the United States Federal and New York State antitrust laws as a result of the NHL’s anticompetitive exclusive agreements providing the NHL with the exclusive right to control, for virtually all commercial purposes, the individual clubs’ marks, licensing, advertising and distribution opportunities.  The suit seeks declaratory relief against these anticompetitive activities and against the imposition by the NHL of any sanctions or penalties for the filing and prosecution of the lawsuit.

In October 2007, MSG sought a preliminary injunction prohibiting the NHL from requiring MSG, in accordance with the NHL’s “new media” regulations, to migrate the New York Rangers’ website onto the NHL’s platform and from imposing fines for MSG’s failure to do so.  On November 2, 2007, the district court denied MSG’s motion for a preliminary injunction.  On March 19, 2008, the United States Court of Appeals for the Second Circuit affirmed the district court’s decision.

On March 31, 2008, MSG filed an amended complaint, which the NHL moved to dismiss on June 2, 2008.  On June 18, 2008, the NHL filed its answer, along with two counterclaims against MSG seeking declaratory relief and damages.  The answer denies the material elements of MSG’s complaint.  The counterclaims allege that MSG’s prosecution of its lawsuit violates contractual releases and agreements not to sue given by MSG to the NHL and seeks a judicial declaration that MSG breached contractual obligations to the NHL and that the NHL has the right to pursue disciplinary proceedings against MSG under the NHL constitution.   Potential disciplinary actions that the NHL has indicated it might seek to impose (all of which would require the affirmative vote of three-fourths of the members of the NHL present and voting at a meeting) include:  (i) suspension or termination of the Rangers’ membership in the NHL, (ii) damages, and (iii) any other directive, order or relief which may be appropriate in the circumstances.  The counterclaims also seek damages and costs, including the attorney’s fees that the NHL has incurred in defending the lawsuit.  MSG has filed a motion to dismiss the NHL’s counterclaims.

Newsday

During 2004, Newsday disclosed that it would reduce its previously reported circulation figures as the result of a review of reported circulation at Newsday, conducted by the internal audit staff of Tribune Company and the Audit Bureau of Circulations.  The circulation practices at Newsday and an affiliate Tribune publication (“Hoy, New York”), became the subject of investigations by the SEC and the United States Attorneys’ Office for the Eastern District of New York.  On May 30, 2006, the SEC concluded its inquiry into circulation practices at Newsday and Hoy, New York.  In closing its inquiry, the SEC ordered Tribune Company to cease and desist from violating statutory provisions related to its record keeping and reporting.  On December 17, 2007, Newsday reached a non-prosecution agreement with the United States Attorneys’ Office for the Eastern District of New York that ended the federal inquiry into the circulation practices of Newsday and Hoy, New York.  The agreement recognized Newsday’s and Hoy, New York’s, full cooperation with the investigation; the implementation of new practices and procedures to prevent improper circulation practices; the payment of restitution to advertisers; and a civil forfeiture payment of $15 million, which may be available for additional restitution.  Nine former employees and contractors of Newsday and Hoy, New York, have pleaded guilty to various criminal charges in connection with the circulation practices.  They are awaiting the imposition of sentence.  The Company’s subsidiary that acquired approximately 97.2% of the newspaper publishing business has agreed to be bound by Newsday’s obligations to cooperate with the government in any proceedings relating to the improper circulation practices and to maintain in effect the remedial practices and procedures called for by the non-prosecution agreement.  See Note 18 to the condensed consolidated financial statements for more information related to the Newsday transaction.

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

Item 1A.  Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2007 includes “Risk Factors” under Item 1A of Part I.  The following discussion is intended to discuss certain risks associated with our newspaper publishing business.

Our recently acquired newspaper publishing business has suffered operating losses historically and such losses could continue in the future.

Our recently acquired newspaper publishing business suffered operating losses in 2007, 2006, and 2005, and such operating losses could continue in the future.  Specifically, our newspaper publishing business recognized operating losses of approximately $83.7 million, $232.8 million and $351.0 million, which included impairments of excess costs over fair value of net assets acquired and other indefinite-lived intangible assets of $130.0 million, $275.3 million and $432.6 million in 2007, 2006 and 2005, respectively.  In connection with the formation of a company in which we have an approximately 97.2% interest in our newspaper publishing business, its subsidiary, Newsday LLC incurred $650.0 million of indebtedness under its new senior secured credit facility and $630.0 million of the proceeds of these borrowings were paid to Newsday’s former owner, Tribune Company.  These borrowings are guaranteed by CSC Holdings.  In addition, Cablevision issued approximately $682.0 million of its 8% senior notes due 2012 to Newsday Holdings LLC.  Newsday LLC has covenanted that it will keep Cablevision or CSC Holdings senior notes or cash balances in excess of the amount of borrowings outstanding under the new senior secured credit facility until it matures.

Demand for advertising, increased competition and declines in circulation affect our newspaper publishing business.

A majority of the revenues of our recently acquired newspaper publishing business are from advertising.  Expenditures by advertisers generally reflect economic conditions and declines in national and local economic conditions affect demand for advertising and the levels of advertising revenue for our newspaper publishing business.

Our newspaper publishing business faces significant competition for advertising revenue from a variety of media sources including other newspapers, magazines, shopping guides, yellow pages, websites, broadcast and cable television, radio and direct marketing. Specialized websites for real estate, automobile and help wanted advertising have become increasingly competitive to our newspapers and websites for classified advertising and further development of additional targeted websites is likely.  Our newspaper publishing business operates in a highly competitive market which may adversely affect advertising and circulation revenues.

Our newspaper publishing business and the newspaper industry generally have also experienced significant declines in advertising and circulation revenue as circulation and readership levels continue to be adversely affected by competition from new media news formats and less reliance on newspapers by some consumers as a source of news, particularly younger consumers.  A prolonged decline in circulation would have a material adverse effect on the rate and volume of advertising revenues.

Item 4. Submission of Matters to a Vote of Security Holders

2008 Annual Meeting

The Company’s Annual Meeting of Stockholders was held on May 22, 2008.  The following matters were voted upon at the Company’s Annual Meeting of Stockholders:

Election of Directors:

Class A Directors:

Zachary W. Carter	For:	176,286,304
	Votes withheld:	32,334,693

Charles D. Ferris:	For:	111,594,928
	Votes withheld:	97,026,069

Thomas V. Reifenheiser:	For:	165,874,216
	Votes withheld:	42,746,781

Vice Admiral John R. Ryan USN (Ret.):	For:	165,858,130
	Votes withheld:	42,762,867

Vincent Tese:	For:	162,987,414
	Votes withheld:	45,633,583

Leonard Tow:	For:	176,295,444
	Votes withheld:	32,325,553

Class B Directors:

Charles F. Dolan	Marianne Dolan Weber	For:	632,656,760
James L. Dolan	Kathleen M. Dolan	Votes withheld:	0
Patrick F. Dolan	Rand V. Araskog
Frank J. Biondi	Brian G. Sweeney
Thomas C. Dolan

Each of the above nominees for election by the Cablevision NY Group Class B common stockholders received the same vote as indicated above.

Ratification and approval of KPMG LLP:
	For:	838,374,377
	Against:	1,649,045
	Abstain:	1,254,335

Election of Additional Directors by Cablevision NY Group Class B Common Stockholders

On July 30, 2008, the Company received written consents from holders of more than 50% of the outstanding Class B common stock electing as directors of the Company Deborah Dolan-Sweeney and Brad Dorsogna.  The consents stated that they were effective immediately.

Ms. Deborah Dolan-Sweeney, 44, has been since 1986 a director of the Dolan Family Foundation and since 1997 a director of the Dolan Children’s Foundation.  Ms. Dolan-Sweeney is the wife of Brian G. Sweeney, the daughter of Charles F. Dolan, the sister of James L. Dolan, Patrick F. Dolan, Thomas C. Dolan, Marianne Dolan Weber, and Kathleen M. Dolan and the sister-in-law of Brad Dorsogna.

Mr. Dorsogna, 53, has been since 1997 an owner in and an executive producer at Artistree Productions, a production company.  Mr. Dorsogna is the husband of Kathleen M. Dolan, the son-in-law of Charles F. Dolan, and the brother-in-law of James L. Dolan, Patrick F. Dolan, Thomas C. Dolan, Marianne Dolan Weber, Kathleen M. Dolan, Deborah A. Dolan-Sweeney and Brian G. Sweeney.

Mr. Dorsogna and Ms. Sweeney own 8.3% and 16.7%, respectively, of Artistree Productions, a production company that produces certain cable television programming content for a subsidiary of the Company. The remaining owners of Artistree Productions are other members of the Dolan family, including Charles F. Dolan and James L. Dolan.   Artistree Productions was paid $961,184 by a subsidiary of the Company for its services in 2007.  Mr. Dorsogna, as an employee of Artistree, participates in certain of the health and welfare plans of the Company.  Artistree makes reimbursement payments to the Company that are intended to cover the Company’s costs for Mr. Dorsogna’s participation.

Item 6. Exhibits

(a)                                 Index to Exhibits.

10.1	Rainbow National Services Incremental Revolver Supplement, dated as of June 3, 2008, among Rainbow National Services LLC, the banks party thereto and JP Morgan Chase Bank N.A. as Administrative Agent.

10.2	Indenture, dated as of June 4, 2008, relating to CSC Holdings $500 Million 8-1/2% Senior Notes due 2015

10.3

Credit Agreement dated as of July 29, 2008 among Newsday LLC, as the Borrower, CSC Holdings, Inc., as CSC Holdings, Bank of America, N.A., as Administrative Agent, and Banc of America Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Lead Arrangers and Banc Of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets as Joint Book Managers

31.1	Section 302 Certification of the CEO

31.2	Section 302 Certification of the CFO

32	Section 906 Certification of the CEO and CFO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CABLEVISION SYSTEMS CORPORATION
CSC HOLDINGS, INC.

Date:	July 31, 2008		/s/ Michael P. Huseby
		By:	Michael P. Huseby as Executive Vice President and Chief Financial Officer of Cablevision Systems Corporation and CSC Holdings, Inc.

Date:	July 31, 2008	By:	/s/ Wm. Keith Harper
Wm. Keith Harper as Senior Vice President and Controller and Principal Accounting Officer of Cablevision Systems Corporation and CSC Holdings, Inc.