Form 10-Q
period 2008-09-30
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS INC
filed 2008-11-06
CIK 1053112, 784681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

	Large accelerated filer		Accelerated filer		Non-accelerated filer		Smaller Reporting Company
Cablevision Systems Corporation	Yes ☒	No ☐	Yes ☐	No ☒	Yes ☐	No ☒	Yes ☐	No ☒
CSC Holdings, Inc.	Yes ☐	No ☒	Yes ☐	No ☒	Yes ☒	No ☐	Yes ☐	No ☒

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Cablevision Systems Corporation	Yes	☐	No	☒
CSC Holdings, Inc.	Yes	☐	No	☒

Number of shares of common stock outstanding as of October 31, 2008:

Cablevision NY Group Class A Common Stock -	233,754,025
Cablevision NY Group Class B Common Stock -	63,265,676
CSC Holdings, Inc. Common Stock -	12,825,631

CSC Holdings, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format applicable to CSC Holdings, Inc.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I.           FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q for the period ended September 30, 2008 is separately filed by Cablevision Systems Corporation (“Cablevision”) and CSC Holdings, Inc. (“CSC Holdings” and collectively with Cablevision and their subsidiaries, the “Company”, “we”, “us” or “our”).

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

•      the state of the market for securities and bank loans;

•      demand for advertising inventory;

•      advertiser demand for our newspapers along with subscriber and single copy outlet sales demand for our newspapers;

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

Item 1.    Financial Statements

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$342,811	$360,662
Restricted cash	20,392	58,416
Accounts receivable, trade (less allowance for doubtful accounts of $19,567 and $12,683)	557,066	543,151
Prepaid expenses and other current assets	249,843	189,306
Program rights, net	162,113	133,146
Deferred tax asset	281,525	232,984
Investment securities pledged as collateral	210,803	196,090
Derivative contracts	17,572	30,532
Total current assets	1,842,125	1,744,287
Property, plant and equipment, net of accumulated depreciation of $7,580,378 and $6,956,699	3,436,085	3,472,203
Notes and other receivables	38,640	40,874
Investment securities pledged as collateral	210,803	668,438
Derivative contracts	45,149	43,020
Other assets	142,036	79,740
Program rights, net	465,417	420,923
Deferred carriage fees, net	122,451	151,507
Franchises	731,848	731,848
Affiliation, broadcast and other agreements, net of accumulated amortization of $499,529 and $448,392	602,677	339,614
Other intangible assets, net of accumulated amortization of $118,773 and $102,487	534,872	316,830
Excess costs over fair value of net assets acquired	1,407,685	1,023,480
Deferred financing and other costs, net of accumulated amortization of $88,519 and $88,011	137,197	107,813
	$9,716,985	$9,140,577

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Cont’d)

(Dollars in thousands, except share and per share amounts)

	September 30,	December 31,
	2008	2007
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$391,713	$370,044
Accrued liabilities	817,725	834,374
Deferred revenue	217,896	198,658
Program rights obligations	122,659	110,128
Liabilities under derivative contracts	1,243	2,893
Bank debt	260,000	110,000
Collateralized indebtedness	209,189	219,073
Capital lease obligations	5,149	5,351
Notes payable	—	1,017
Senior notes and debentures	1,399,711	500,000
Total current liabilities	3,425,285	2,351,538
Deferred revenue	13,849	12,691
Program rights obligations	318,623	307,185
Liabilities under derivative contracts	98,084	132,647
Other liabilities	332,519	322,042
Deferred tax liability	389,092	326,736
Bank debt	5,386,250	4,778,750
Collateralized indebtedness	241,468	628,081
Capital lease obligations	57,874	60,056
Senior notes and debentures	4,096,294	4,995,148
Senior subordinated notes	323,501	323,311
Minority interests	17,153	1,182
Total liabilities	14,699,992	14,239,367
Commitments and contingencies
Stockholders’ Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	—	—
Cablevision NY Group Class A Common Stock, $.01 par value, 800,000,000 shares authorized, 258,601,632 and 255,648,391 shares issued and 233,807,091 and 231,007,266 shares outstanding	2,586	2,556
Cablevision NY Group Class B Common Stock, $.01 par value, 320,000,000 shares authorized, 63,265,676 shares issued and outstanding	633	633
Rainbow Media Group Class A Common Stock, $.01 par value, 600,000,000 shares authorized, none issued	—	—
Rainbow Media Group Class B Common Stock, $.01 par value, 160,000,000 shares authorized, none issued	—	—
Paid-in capital	153,670	130,791
Accumulated deficit	(4,712,709)	(4,806,543)
	(4,555,820)	(4,672,563)
Treasury stock, at cost (24,794,541 and 24,641,125 shares)	(429,306)	(429,084)
Accumulated other comprehensive income	2,119	2,857
Total stockholders’ deficiency	(4,983,007)	(5,098,790)
	$9,716,985	$9,140,577

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2008 and 2007

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues, net	$1,744,981	$1,511,799	$5,178,094	$4,642,416
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	738,255	637,807	2,240,378	2,053,732
Selling, general and administrative	447,480	390,618	1,286,632	1,161,850
Restructuring charges (credits)	366	1,107	(1,247)	2,562
Depreciation and amortization (including impairments)	277,541	280,199	826,155	843,497
	1,463,642	1,309,731	4,351,918	4,061,641
Operating income	281,339	202,068	826,176	580,775
Other income (expense):
Interest expense	(196,554)	(237,487)	(594,750)	(714,337)
Interest income	2,807	13,353	12,023	28,317
Equity in net income of affiliates	—	—	—	4,377
Gain (loss) on sale of programming and affiliate interests	448	(618)	448	183,270
Gain (loss) on investments, net	13,324	(46,136)	(75,811)	(31,505)
Gain (loss) on equity derivative contracts, net	(4,731)	52,637	62,490	61,225
Loss on interest rate swap contracts, net	(29,852)	(51,452)	(21,942)	(24,138)
Write-off of deferred financing costs	—	(2,919)	—	(2,919)
Loss on extinguishment of debt	—	(19,113)	(2,424)	(19,113)
Minority interests	(454)	(401)	(963)	814
Miscellaneous, net	28	457	1,188	1,908
	(214,984)	(291,679)	(619,741)	(512,101)
Income (loss) from continuing operations before income taxes	66,355	(89,611)	206,435	68,674
Income tax benefit (expense)	(39,286)	10,715	(111,657)	(53,586)
Income (loss) from continuing operations	27,069	(78,896)	94,778	15,088
Income (loss) from discontinued operations, including gain on sale of Fox Sports Net Bay Area of $187,784, net of taxes, for the nine months ended September 30, 2007	32	(440)	(944)	197,175
Income (loss) before cumulative effect of a change in accounting principle	27,101	(79,336)	93,834	212,263
Cumulative effect of a change in accounting principle, net of taxes	—	—	—	(443)
Net income (loss)	$27,101	$(79,336)	$93,834	$211,820
Basic net income per share:
Income (loss) from continuing operations	$0.09	$(0.27)	$0.33	$0.05
Income (loss) from discontinued operations	$—	$—	$—	$0.69
Cumulative effect of a change in accounting principle, net of taxes	$—	$—	$—	$—
Net income (loss)	$0.09	$(0.27)	$0.32	$0.74
Basic weighted average common shares (in thousands)	290,365	289,845	290,150	287,719
Diluted net income per share:
Income (loss) from continuing operations	$0.09	$(0.27)	$0.32	$0.05
Income (loss) from discontinued operations	$—	$—	$—	$0.67
Cumulative effect of a change in accounting principle, net of taxes	$—	$—	$—	$—
Net income (loss)	$0.09	$(0.27)	$0.32	$0.72
Diluted weighted average common shares (in thousands)	295,921	289,845	294,995	294,534

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2008 and 2007

(Dollars in thousands)

(Unaudited)

	2008	2007
Cash flows from operating activities:
Income from continuing operations	$94,778	$15,088
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	826,155	843,497
Equity in net income of affiliates	—	(4,377)
Minority interests	963	(814)
Gain on sale of programming and affiliate interests	(448)	(183,270)
Loss on investments, net	75,811	31,505
Write-off of deferred financing costs	—	2,919
Gain on equity derivative contracts, net	(62,490)	(61,225)
Unrealized loss (gain) on interest rate swaps	(13,823)	17,877
Loss on extinguishment of debt	2,424	19,113
Amortization of deferred financing costs and discounts on indebtedness	33,398	37,713
Amortization of other deferred costs	20,509	20,553
Share-based compensation expense related to equity classified awards	47,263	42,045
Deferred income tax	100,509	34,071
Amortization and write-off of program rights	118,225	100,028
Provision for doubtful accounts	42,049	40,228
Changes in other assets and liabilities	(204,680)	(326,822)
Net cash provided by operating activities	1,080,643	628,129
Cash flows from investing activities:
Capital expenditures	(633,579)	(554,371)
Payments for acquisitions, net of cash acquired	(725,357)	—
Proceeds from sale of equipment, net of costs of disposal	377	2,458
Decrease (increase) in investment securities and other investments	(37,529)	269
Decrease (increase) in restricted cash	(14,814)	2,433
Additions to other intangible assets	(7,038)	(3,115)
Proceeds from sale of programming and affiliate interests	500	208,119
Distributions from equity method investees, net	—	24,506
Net cash used in investing activities	(1,417,440)	(319,701)
Cash flows from financing activities:
Proceeds from bank debt	875,000	73,000
Repayment of bank debt	(117,500)	(134,250)
Issuance of senior notes	500,000	—
Redemption of senior notes and senior subordinated notes	(500,000)	(193,158)
Proceeds from stock options	6,645	30,397
Proceeds from collateralized indebtedness	171,401	—
Repayment of collateralized indebtedness	(536,061)	—
Dividend distribution to common stockholders	(32,021)	(67,313)
Payments on capital lease obligations and other debt	(4,345)	(5,472)
Deemed repurchase of restricted stock	(222)	(68,978)
Additions to deferred financing and other costs	(35,887)	—
Distributions to minority partners	(998)	(13,454)
Net cash provided by (used in) financing activities	326,012	(379,228)
Net decrease in cash and cash equivalents from continuing operations	(10,785)	(70,800)
Cash flows of discontinued operations:
Net cash provided by (used in) operating activities	(59,904)	17,827
Net cash provided by investing activities	52,838	312,358
Net change in cash classified in assets held for sale	—	24,461
Net effect of discontinued operations on cash and cash equivalents	(7,066)	354,646
Cash and cash equivalents at beginning of year	360,662	524,401
Cash and cash equivalents at end of period	$342,811	$808,247

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$314,987	$331,901
Restricted cash	20,392	58,416
Accounts receivable, trade (less allowance for doubtful accounts of $19,567 and $12,683)	557,066	543,151
Prepaid expenses and other current assets	249,843	189,281
Program rights, net	162,113	133,146
Deferred tax asset	361,889	283,483
Advances to affiliates	438,154	361,770
Investment securities pledged as collateral	210,803	196,090
Derivative contracts	17,572	30,532
Total current assets	2,332,819	2,127,770
Property, plant and equipment, net of accumulated depreciation of $7,580,378 and $6,956,699	3,436,085	3,472,203
Notes and other receivables	38,640	40,874
Investment securities pledged as collateral	210,803	668,438
Derivative contracts	45,149	43,020
Other assets	142,036	79,740
Program rights, net	465,417	420,923
Deferred carriage fees, net	122,451	151,507
Franchises	731,848	731,848
Affiliation, broadcast and other agreements, net of accumulated amortization of $499,529 and $448,392	602,677	339,614
Other intangible assets, net of accumulated amortization of $118,773 and $102,487	534,872	316,830
Excess costs over fair value of net assets acquired	1,407,685	1,023,480
Deferred financing and other costs, net of accumulated amortization of $66,804 and $69,926	126,786	93,782
	$10,197,268	$9,510,029

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS (Cont’d)

(Dollars in thousands, except share and per share amounts)

	September 30, 2008	December 31, 2007
	(unaudited)
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current Liabilities:
Accounts payable	$391,713	$370,044
Accrued liabilities	757,973	800,616
Deferred revenue	217,896	198,658
Program rights obligations	122,659	110,128
Liabilities under derivative contracts	1,243	2,893
Bank debt	260,000	110,000
Collateralized indebtedness	209,189	219,073
Capital lease obligations	5,149	5,351
Notes payable	—	1,017
Senior notes and debentures	899,711	500,000
Total current liabilities	2,865,533	2,317,780

Deferred revenue	13,849	12,691
Program rights and other contract obligations	318,623	307,185
Liabilities under derivative contracts	98,084	132,647
Other liabilities	328,489	315,842
Deferred tax liability	702,975	569,613
Bank debt	5,386,250	4,778,750
Collateralized indebtedness	241,468	628,081
Capital lease obligations	57,874	60,056
Senior notes and debentures	3,096,294	3,495,148
Senior subordinated notes	323,501	323,311
Minority interests	17,153	1,182
Total liabilities	13,450,093	12,942,286

Commitments and contingencies

Stockholder’s deficiency:
Series A Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
Series B Cumulative Convertible Preferred Stock, 200,000 shares authorized, none issued	—	—
8% Series D Cumulative Preferred Stock, $.01 par value, 112,500 shares authorized, none issued ($100 per share liquidation preference)	—	—
Preferred Stock, $.01 par value, 9,487,500 shares authorized, none issued	—	—
Common Stock, $.01 par value, 20,000,000 shares authorized, 12,825,631 and 11,595,635 shares issued and outstanding	128	116
Note due from Cablevision	(651,266)	—
Paid-in capital	859,511	182,721
Accumulated deficit	(3,463,317)	(3,617,951)
	(3,254,944)	(3,435,114)
Accumulated other comprehensive income	2,119	2,857
Total stockholder’s deficiency	(3,252,825)	(3,432,257)
	$10,197,268	$9,510,029

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2008 and 2007

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues, net	$1,744,981	$1,511,799	$5,178,094	$4,642,416

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	738,255	637,807	2,240,378	2,053,732
Selling, general and administrative	447,480	390,618	1,286,632	1,161,850
Restructuring charges (credits)	366	1,107	(1,247)	2,562
Depreciation and amortization (including impairments)	277,541	280,199	826,155	843,497
	1,463,642	1,309,731	4,351,918	4,061,641
Operating income	281,339	202,068	826,176	580,775
Other income (expense):
Interest expense	(166,223)	(203,733)	(500,802)	(613,422)
Interest income	13,314	12,784	22,158	25,176
Equity in net income of affiliates	—	—	—	4,377
Gain (loss) on sale of programming and affiliate interests	448	(618)	448	183,270
Gain (loss) on investments, net	13,324	(46,136)	(75,811)	(31,505)
Gain (loss) on equity derivative contracts, net	(4,731)	52,637	62,490	61,225
Loss on interest rate swap contracts, net	(29,852)	(51,452)	(21,942)	(24,138)
Write-off of deferred financing costs	—	(2,919)	—	(2,919)
Loss on extinguishment of debt	—	(19,113)	(2,424)	(19,113)
Minority interests	(454)	(401)	(963)	814
Miscellaneous, net	28	457	1,188	1,908
	(174,146)	(258,494)	(515,658)	(414,327)
Income (loss) from continuing operations before income taxes	107,193	(56,426)	310,518	166,448
Income tax benefit (expense)	(55,633)	14,759	(154,940)	(75,493)
Income (loss) from continuing operations	51,560	(41,667)	155,578	90,955
Income (loss) from discontinued operations, including gain on sale of Fox Sports Net Bay Area of $187,784, net of taxes, for the nine months ended September 30, 2007	32	(440)	(944)	197,175
Income (loss) before cumulative effect of a change in accounting principle	51,592	(42,107)	154,634	288,130
Cumulative effect of a change in accounting principle, net of taxes	—	—	—	(443)
Net income (loss)	$51,592	$(42,107)	$154,634	$287,687

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Cablevision Systems Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2008 and 2007

(Dollars in thousands)

(Unaudited)

	2008	2007
Cash flows from operating activities:
Income from continuing operations	$155,578	$90,955
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	826,155	843,497
Equity in net income of affiliates	—	(4,377)
Minority interests	963	(814)
Gain on sale of programming and affiliate interests	(448)	(183,270)
Loss on investments, net	75,811	31,505
Write-off of deferred financing costs	—	2,919
Gain on equity derivative contracts, net	(62,490)	(61,225)
Unrealized loss (gain) on interest rate swaps	(13,823)	17,877
Loss on extinguishment of debt	2,424	19,113
Amortization of deferred financing costs and discounts on indebtedness	29,768	34,094
Accretion of discount on Cablevision senior notes	(1,266)	—
Amortization of other deferred costs	20,509	20,553
Share-based compensation expense related to equity classified awards	47,263	42,045
Deferred income tax	141,650	52,996
Amortization and write-off of program rights	118,225	100,028
Provision for doubtful accounts	42,049	40,228
Changes in other assets and liabilities	(305,003)	(437,341)
Net cash provided by operating activities	1,077,365	608,783
Cash flows from investing activities:
Capital expenditures	(633,579)	(554,371)
Payment for acquisitions, net of cash acquired	(725,357)	—
Proceeds from sale of equipment, net of costs of disposal	377	2,458
Decrease (increase) in investment securities and other investments	(37,529)	269
Decrease (increase) in restricted cash	(14,814)	2,433
Additions to other intangible assets	(7,038)	(3,115)
Proceeds from sale of programming and affiliate interests	500	208,119
Distributions from equity method investees, net	—	24,506
Net cash used in investing activities	(1,417,440)	(319,701)
Cash flows from financing activities:
Proceeds from bank debt	875,000	73,000
Repayment of bank debt	(117,500)	(134,250)
Issuance of senior notes	500,000	—
Redemption of senior notes and senior subordinated notes	(500,000)	(193,158)
Proceeds from collateralized indebtedness	171,401	—
Repayment of collateralized indebtedness	(536,061)	—
Capital contributions from (distributions to) Cablevision	(21,393)	3,796
Payments on capital lease obligations and other debt	(4,345)	(5,472)
Additions to deferred financing and other costs	(35,877)	—
Distributions to minority partners	(998)	(13,454)
Net cash provided by (used in) financing activities	330,227	(269,538)
Net increase (decrease) in cash and cash equivalents from continuing operations	(9,848)	19,544
Cash flows of discontinued operations:
Net cash provided by (used in) operating activities	(59,904)	17,827
Net cash provided by investing activities	52,838	312,358
Net change in cash classified in assets held for sale	—	24,461
Net effect of discontinued operations on cash and cash equivalents	(7,066)	354,646
Cash and cash equivalents at beginning of year	331,901	390,143
Cash and cash equivalents at end of period	$314,987	$764,333

See accompanying combined notes to condensed consolidated financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 1.                BUSINESS

Cablevision Systems Corporation (“Cablevision”) and its wholly-owned subsidiary CSC Holdings, Inc. (“CSC Holdings,” and collectively with Cablevision, the “Company”) own and operate cable television systems and through Rainbow Media Holdings LLC, a wholly-owned subsidiary of CSC Holdings, have ownership interests in companies that produce and distribute national entertainment and regional news programming services, and Madison Square Garden, L.P.  The Company also owns companies that provide advertising sales services for the cable television industry, provide telephone service, operate motion picture theaters and operate a newspaper publishing business.  As a result of the completion of the series of transactions to form Newsday Holdings LLC and Newsday LLC on July 29, 2008 (see Note 4), the Company now classifies its business interests into four reportable segments:  Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional television programming networks, including AMC, IFC, WE tv, Sundance Channel (as of June 16, 2008), News 12 and the VOOM HD Networks; Madison Square Garden, consisting principally of its professional sports teams, a regional sports programming business and an entertainment business, as well as the operations of Fuse, a national music programming network, effective January 1, 2008, which prior to January 1, 2008 was included in the Rainbow segment (prior period segment information has been reported on a comparable basis); and the Newspaper Publishing Group, consisting of the Newsday daily newspaper, amNew York, Star Community Publishing Group, Island Publications and online websites including newsday.com and exploreLI.com.

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

The financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 presented in this Form 10-Q are unaudited; however, in the opinion of management, such financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

The accompanying condensed consolidated financial statements of Cablevision include the accounts of Cablevision and its majority-owned subsidiaries and the accompanying condensed consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries.  Cablevision has no operations independent of its CSC Holdings subsidiary, whose operating results and financial position are consolidated into Cablevision.  The condensed consolidated balance sheets and condensed statements of operations for Cablevision are essentially identical to the condensed consolidated balance sheets and condensed consolidated statements of operations for CSC Holdings, with the following significant exceptions:  Cablevision has $1.5 billion of senior notes issued in April 2004 to third party investors, cash, deferred financing costs and accrued interest related to its senior notes, certain intercompany payables to CSC Holdings and other subsidiaries, deferred taxes and accrued dividends on its balance sheet.  In July 2008, CSC Holdings received a capital contribution in the form of a note receivable from Cablevision (reflected as an offset in equity on its condensed consolidated balance sheet) of $650,000 ($682,000 face amount) relating to 8% senior notes due 2012 issued by Cablevision.  At September 30, 2008, the accreted value of the note receivable was $651,266.  CSC Holdings in turn contributed such notes to Newsday Holdings LLC in connection with the Newsday transaction (see Note 4).  The contribution of Cablevision notes to CSC Holdings has no impact on CSC Holdings’ total stockholder’s equity and the Cablevision notes eliminate in the condensed consolidated balance sheet of Cablevision.  Differences between Cablevision’s results of operations from those of CSC Holdings primarily include incremental interest expense, interest income and income tax expense or benefit and CSC Holdings’ results of operations include incremental interest income from the 8% senior notes and the accretion of the discount on the notes issued by Cablevision in connection with the Newsday transaction discussed above, which eliminates in the condensed consolidated statements of operations of Cablevision.  The combined notes to the condensed consolidated financial statements relate to the Company, which, except as noted, are identical for Cablevision and CSC Holdings.  All significant intercompany transactions and balances are eliminated in both sets of condensed consolidated financial statements.

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

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 3.          RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“Statement No. 157”).  Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Under Statement No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  It also clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  This Statement applies under other accounting pronouncements that require or permit fair value measurements.  Accordingly, this Statement does not require any new fair value measurements.  Statement No. 157 became effective for the Company on January 1, 2008 with respect to financial assets and financial liabilities.  The FASB has deferred the adoption of Statement No. 157 for nonfinancial assets and nonfinancial liabilities to be effective for the Company on January 1, 2009.  See Note 14 for a discussion of the impact of the adoption of Statement No. 157 for certain financial assets and financial liabilities. The Company has not yet determined the impact of Statement No. 157 as it relates to nonfinancial assets and nonfinancial liabilities on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“Statement No. 159”).  Statement No. 159 permits entities to elect, at specified election dates, to measure eligible financial instruments and certain other items at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred.  Statement No. 159 became effective as of January 1, 2008 for the Company.  The adoption of Statement No. 159 did not have any impact on the Company’s financial position or results of operations as of and for the three and nine months ended September 30, 2008 as the Company did not elect to measure any eligible financial instruments or certain other items at fair value.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 4.          TRANSACTIONS

Newsday

On July 29, 2008, CSC Holdings and Tribune Company completed a series of transactions contemplated by the Formation Agreement, dated May 11, 2008, to form Newsday Holdings LLC and Newsday LLC, new limited liability companies that operate the Company’s newspaper publishing business.  The newspaper publishing business (“Newsday Media Group”) includes the Newsday daily newspaper which is primarily distributed on Long Island, New York and in the New York metropolitan area.  The Newsday Media Group also includes (i) amNew York, a free daily newspaper distributed in New York City, (ii) Star Community Publishing Group which is the Northeast’s largest shopper group, (iii) Island Publications which produces targeted lifestyle magazines and selected tourism and business to business publications, and (iv) online websites including newsday.com and exploreLI.com.

On the closing date, Tribune Company, through its subsidiaries, contributed substantially all of the assets and liabilities of the Newsday Media Group to Newsday Holdings LLC, which in turn contributed such assets to Newsday LLC, its wholly-owned subsidiary, and CSC Holdings, through its subsidiary NMG Holdings, Inc., contributed approximately $682,000 aggregate principal amount of newly-issued 8% senior notes due 2012 of Cablevision with an approximate fair value of $650,000 to Newsday Holdings LLC (the “Newsday Transaction”).  CSC Holdings issued approximately 1.2 million shares of common stock to Cablevision in consideration for its contribution of the newly-issued 8% senior notes due 2012.  Also, on July 29, 2008, Newsday LLC borrowed $650,000 under its new senior secured credit facility described below, and distributed cash of $612,000 on behalf of Newsday Holdings LLC to Tribune Company in connection with Tribune’s contribution of the net assets of the Newsday Media Group and $18,000 for prepaid rent from the proceeds of that financing.  The remaining $20,000 will be used by Newsday LLC for working capital purposes.  In addition, CSC Holdings provided $35,000 in additional funds to Newsday LLC, through a contribution to Newsday Holdings LLC, to pay certain transaction costs.  As a result of these transactions, CSC Holdings, through its subsidiary NMG Holdings, Inc. owns approximately 97.2% of the equity in Newsday Holdings LLC and Tribune Company, through a wholly-owned subsidiary, owns approximately 2.8% of the equity in Newsday Holdings LLC, which owns the Cablevision senior notes with an aggregate principal amount of approximately $682,000 and the Newsday Media Group business through its 100% ownership of Newsday LLC.

Newsday LLC’s new senior secured credit facility is comprised of two components: a $525,000 9.75% fixed rate term loan facility and a $125,000 floating rate term loan facility.  The interest rate on the floating rate term loan facility is the Eurodollar Rate (as defined) plus 5.50%.  The rate for borrowings under the floating rate term loan facility was approximately 7.96% as of July 29, 2008 and September 30, 2008.  Borrowings by Newsday LLC under its senior secured credit facility are guaranteed by Newsday Holdings LLC, NMG Holdings, Inc. and CSC Holdings on a senior unsecured basis and secured by a lien on the assets of Newsday LLC, and the Cablevision senior notes held by Newsday Holdings LLC.  The senior secured credit facility matures on August 1, 2013 and, subject to certain exceptions, requires mandatory prepayments out of the proceeds of certain sales of property or assets, insurance proceeds and debt and equity issuances.  No mandatory prepayments are required prior to July 29, 2011, and the amount of prepayments thereafter are limited to $105,000 in the aggregate prior to July 29, 2012 and $140,000 in the aggregate prior to the maturity date.  Optional prepayments are also permitted, subject to specified prepayment premiums.  The principal financial covenant for the senior secured credit facility is an interest coverage ratio of 1.1 to 1.0.  The senior secured credit facility also contains customary affirmative and negative covenants, subject to certain exceptions, including limitations on indebtedness (other than permitted senior indebtedness (as defined) not exceeding $50,000 and permitted subordinated

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

indebtedness (as defined) to be used for investments not to exceed $100,000), investments (other than investments out of excess cash flow and out of the proceeds of the Cablevision senior notes in excess of the outstanding borrowings and out of a $40,000 basket), and dividends and other restricted payments (other than in respect of management and guarantee fees and restricted payments out of excess cash flow and out of the proceeds of the Cablevision senior notes in excess of the outstanding borrowings).  Certain of the covenants applicable to CSC Holdings under the Newsday LLC senior secured credit facility are similar to the covenants applicable to CSC Holdings under its outstanding senior notes.

Tribune Company has agreed to indemnify CSC Holdings with respect to any payments that CSC Holdings makes under its guarantee of the Newsday LLC senior secured credit facility.  Newsday LLC will generally be prohibited from using the proceeds received from any repayment of the Cablevision senior notes contributed to Newsday Holdings LLC by CSC Holdings to acquire non-publicly traded notes or debt instruments of Cablevision or CSC Holdings, and Newsday LLC will be required under its senior secured credit facility to maintain cash or cash equivalents or publicly traded notes or debt instruments of Cablevision or CSC Holdings with an aggregate principal amount that exceeds the then-outstanding borrowings by Newsday LLC under its senior secured credit facility.

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

Newsday Holdings LLC and Newsday LLC are part of the Company’s Unrestricted Group and comprise the Company’s newspaper publishing business, which is a separate segment for financial reporting purposes.

The Company accounted for the Newsday Transaction under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations.  Under the purchase method of accounting, the total estimated purchase price has been allocated to the identifiable tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values.  The excess of the estimated purchase price over those fair values was recorded as excess cost over fair value of net assets acquired.  The fair value assigned to the identifiable tangible and intangible assets acquired and liabilities assumed is based upon preliminary estimates and assumptions developed by management and other information compiled by management, including a preliminary purchase price allocation analysis.  The preliminary purchase price allocation set forth below was based on preliminary valuations based on information currently available and, accordingly, is subject to future adjustment as more definitive information becomes available.  In addition, the finalization of the working capital adjustment may also result in adjustments to the estimated purchase price and resulting allocation.  The results of Newsday’s operations have been

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

included in the condensed consolidated financial statements from the date of the transaction and comprise the Company’s Newspaper Publishing Group segment.

For income tax purposes, Newsday Holdings LLC is treated as a partnership.  The Company determines deferred taxes with regard to investments in partnerships based on the difference between the outside tax basis and the investment account balance; this is commonly referred to as the outside basis difference.  Upon consummation of the transaction, the Company received a 97.2% interest in Newsday Holdings LLC.  At the time of this transaction there was no outside basis difference and therefore no corresponding deferred tax asset or liability was recognized as an adjustment to the purchase price.  Although the Newsday Transaction did not result in a step up of the tax basis of Newsday assets, through special partnership allocations, the Company will receive tax deductions generally equivalent in amount to the deductions that would have resulted from a step up in tax basis.

The following table provides the preliminary allocation of the estimated purchase price (including estimated transaction costs of $10,316) of the assets acquired and liabilities assumed based on preliminary fair value information currently available, which is subject to change upon finalization:

	Estimated Useful Life
Accounts receivable, net		$43,416
Prepaid expenses and other assets		13,210
Property and equipment, net	2 to 9 years	71,472
Advertiser relationships	3 to 10 years	41,197
Other amortizable intangibles	5 to 17 years	20,899
Trademarks	Indefinite-lived	125,622
Excess costs over fair value of net assets acquired	Indefinite-lived	352,709
Accounts payable and other liabilities		(28,242)
Capital lease obligations		(1,961)
Carryover basis of net assets acquired attributable to residual minority interest		(16,006)
Net assets acquired		$622,316

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

The unaudited pro forma revenues, income (loss) from continuing operations, net income (loss), income (loss) per share from continuing operations and net income (loss) per share for the three and nine months ended September 30, 2008 and 2007, as if the Newsday Transaction had occurred on January 1, 2007, are as follows:

	Cablevision		CSC Holdings
	Three Months Ended September 30,
	2008	2007	2008	2007
Revenues	$1,776,836	$1,630,207	$1,776,836	$1,630,207
Income (loss) from continuing operations	$24,448	$(80,594)	$51,893	$(34,523)
Net income (loss)	$24,480	$(81,034)	$51,925	$(34,963)
Basic income (loss) per share from continuing operations	$0.08	$(0.28)
Diluted income (loss) per share from continuing operations	$0.08	$(0.28)
Basic net income (loss) per share	$0.08	$(0.28)
Diluted net income (loss) per share	$0.08	$(0.28)

	Cablevision		CSC Holdings
	Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$5,434,058	$5,012,258	$5,434,058	$5,012,258
Income from continuing operations	$77,803	$8,988	$159,420	$111,351
Net income	$76,859	$205,720	$158,476	$308,083
Basic income per share from continuing operations	$0.27	$0.03
Diluted income per share from continuing operations	$0.26	$0.03
Basic net income per share	$0.26	$0.72
Diluted net income per share	$0.26	$0.70

Sundance Channel L.L.C.

On June 16, 2008, certain wholly-owned subsidiaries of Rainbow Media Holdings LLC (“RMH”) completed transactions which resulted in the 100% acquisition of Sundance Channel L.L.C. (“Sundance”) from General Electric Company’s NBC Universal, CBS Corporation’s Showtime Networks (“CBS”), an entity controlled by Robert Redford and an entity controlled by another individual.  The purchase price of $472,464 was paid through an exchange of 12,742,033 shares of common stock of General Electric Company (“GE”) held by certain subsidiaries of RMH valued, based on the closing price at the acquisition date, at $369,137, and a net cash payment of $103,327.  The aggregate purchase price for financial statement purposes including the effect of working capital adjustments and closing costs, and excluding $86,945 of net deferred tax adjustments as described below, of $481,893, is lower than the contractual purchase price of $496,000, (prior to customary working capital adjustments, closing costs, and deferred tax adjustments) because the GE common stock was valued in accordance with the acquisition agreement

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

on the basis of a trailing average price, which was higher than the closing price of the GE common stock at the acquisition date.  In the first transaction, GE received all of the GE common stock held by certain subsidiaries of RMH, and the RMH subsidiaries received a 100% interest in a newly formed subsidiary of GE, which held cash and GE’s ownership interest in Sundance.  In subsequent transactions, this newly formed subsidiary used the cash contributed to it by GE and additional cash contributions by the Company to purchase the remaining interests in Sundance.

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

The Company accounted for the acquisition of Sundance under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations.  Under the purchase method of accounting, the total estimated purchase price has been allocated to the identifiable tangible and intangible assets acquired and the liabilities assumed based on their fair values.  The excess of the estimated purchase price over those fair values was recorded as excess cost over fair value of net assets acquired.  The fair value assigned to the identifiable tangible and intangible assets acquired and liabilities assumed are based upon assumptions developed by management and other information compiled by management, including a preliminary purchase price allocation analysis.  As a result of the non-taxable transfer of the GE common stock and the settlement of the related monetization contracts in connection with the acquisition, the estimated purchase price and resulting preliminary purchase price allocation were reduced by the related net deferred tax effects totaling $86,945 to approximately $394,948.  In addition, the working capital adjustment has not yet been finalized.  The finalization of the working capital adjustment may result in adjustments to the estimated purchase price and resulting allocation.  The results of Sundance’s operations have been included in the condensed consolidated financial statements from the date of acquisition and are included in the Company’s Rainbow segment.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

The following table provides the preliminary allocation of the estimated purchase price to the assets acquired and liabilities assumed:

	Estimated Useful Life
Cash		$3,056
Accounts receivable		13,394
Prepaid expenses and other assets		26,918
Affiliation relationships and affiliation agreements	4 to 25 years	314,200
Advertiser relationships	5 years	12,700
Trademarks	Indefinite-lived	19,900
Excess costs over fair value of net assets acquired	Indefinite-lived	31,267
Accounts payable		(11,553)
Other liabilities		(14,934)

Net assets acquired (1)		$394,948

(1)       Net of $86,945 of deferred tax effects which were recorded as a result of the expected tax free disposition of the GE common stock and the settlement of the related monetization contracts thereon described above.  The deferred tax impact was comprised of (i) the reversal of a deferred tax liability on the investment in GE common stock of $136,581, (ii)  a FIN 48 reserve of $53,742 that was primarily related to certain previously recognized deferred tax assets and (iii) $4,106 of deferred tax assets relating to future deductible temporary differences.

The allocation of the estimated purchase price summarized above was revised from that reported as of June 30, 2008.  As additional information became available and a detailed valuation was completed during the third quarter of 2008, the allocated purchase price was revised which resulted in an increase in affiliation relationships and affiliation agreements of $53,200, a decrease in trademarks of $7,100, and a decrease in goodwill of $45,900.

NOTE 5.          DIVIDENDS

On August 15, 2008, the Board of Directors of Cablevision declared a quarterly cash dividend of $0.10 per share paid on September 18, 2008 to stockholders of record on both its Cablevision NY Group (“CNYG”) Class A common stock and CNYG Class B common stock as of August 26, 2008.  The dividend of approximately $29,000 was paid primarily from the proceeds of a distribution to Cablevision from CSC Holdings. The CSC Holdings distribution was funded from cash on hand.  In addition, up to approximately $925, will be paid when, and if, restrictions lapse on restricted shares outstanding and when, and if, certain stock appreciation rights and stock options are exercised.

NOTE 6.          INCOME PER COMMON SHARE

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

A reconciliation of the denominator of the basic and diluted net income per share calculation for Cablevision for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three Months	Nine Months	Three Months	Nine Months
	Ended September 30, 2008		Ended September 30, 2007
Basic weighted average shares outstanding	290,365	290,150	289,845	287,719
Effect of dilution:
Stock options	2,402	2,312	—	3,003
Restricted stock awards	3,154	2,533	—	3,812
Diluted weighted average shares outstanding	295,921	294,995	289,845	294,534

Anti-dilutive shares (options whose exercise price exceeds the average market price of Cablevision’s common stock during the period and certain restricted shares) totaling 391 and 939 for the three and nine months ended September 30, 2008, respectively, and 421 and 475 for the three and nine months ended September 30, 2007, respectively, have been excluded from diluted weighted average shares outstanding.

CSC Holdings

Net income per common share for CSC Holdings is not presented since it is a wholly-owned subsidiary of Cablevision.

NOTE 7.          COMPREHENSIVE INCOME (LOSS)

The following table is a reconciliation of Cablevision’s and CSC Holdings’ net income (loss) to comprehensive income (loss) for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008		2007
	Cablevision	CSC Holdings	Cablevision	CSC Holdings
Net income (loss)	$27,101	$51,592	$(79,336)	$(42,107)
Other comprehensive income (loss):
Amortization of prior service cost and gains and losses included in net periodic benefit cost, net of taxes	(246)	(246)	4	4
Comprehensive income (loss)	$26,855	$51,346	$(79,332)	$(42,103)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2008		2007
	Cablevision	CSC Holdings	Cablevision	CSC Holdings
Net income	$93,834	$154,634	$211,820	$287,687
Other comprehensive income (loss):
Amortization of prior service cost and gains and losses included in net periodic benefit cost, net of taxes	(738)	(738)	(4)	(4)
Comprehensive income	$93,096	$153,896	$211,816	$287,683

NOTE 8.          GROSS VERSUS NET REVENUE RECOGNITION

In the normal course of business, the Company is assessed non-income related taxes by governmental authorities, including franchising authorities, and collects such taxes from its customers.  The Company’s policy is that, in instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis.  That is, amounts paid to the governmental authorities are recorded as technical and operating expenses and amounts received from the customer are recorded as revenues.  For the three and nine months ended September 30, 2008 and 2007, the amount of franchise fees included as a component of net revenue aggregated $30,456 and $90,967, and $27,752 and $82,932, respectively.  Taxes and fees assessed directly on the customer, but collected and remitted to governmental authorities by the Company, are recorded on a net basis.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 9.          CASH FLOWS

For purposes of the condensed consolidated statements of cash flows, the Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

During the nine months ended September 30, 2008 and 2007, the Company’s non-cash investing and financing activities and other supplemental data were as follows:

	Nine Months Ended September 30,
	2008	2007
Non-Cash Investing and Financing Activities of Cablevision and CSC Holdings:
Continuing Operations:
Value of GE common stock exchanged in the acquisition of Sundance	$369,137	$—
Redemption of collateralized indebtedness with related equity derivative contracts	50,931	—
Redemption of collateralized indebtedness with related equity derivative contracts and stock	—	102,469
Asset retirement obligations	9,243	—
Capital lease obligations	—	2,276
Receivable related to sale of affiliate interest	—	4,767
Discontinued Operations:
Receivable related to sale of affiliate interest	—	15,800

Non-Cash Investing Activity of CSC Holdings:
Continuing Operations:
Contribution of 8% senior notes due 2012 from Cablevision	650,000	—
Supplemental Data:
Cash interest paid (Cablevision)	558,337	710,629
Cash interest paid (CSC Holdings)	493,824	645,679
Income taxes paid, net (Cablevision)	10,622	24,456

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 10.        DISCONTINUED OPERATIONS

In June 2007, the Company completed the sale of its 60% interest in Fox Sports Net Bay Area, to Comcast Corporation (“Comcast”).  In addition, in April 2005, the operations of the Rainbow DBS satellite distribution business were shut down.  As a result, the operating results of these businesses, net of taxes, have been classified in the condensed consolidated statements of operations as discontinued operations for all periods presented.  Operating results of discontinued operations for the three and nine months ended September 30, 2008 and 2007 are summarized below:

	Three Months Ended September 30, 2008
	Fox Sports Net Bay Area	Rainbow DBS satellite distribution business	Total
Revenues, net	$—	$—	$—
Income (loss) before income taxes	$76	$(19)	$57
Income tax benefit (expense)	(32)	7	(25)
Income (loss) from discontinued operations, net of taxes	$44	$(12)	$32

	Three Months Ended September 30, 2007
	Fox Sports Net Bay Area	Rainbow DBS satellite distribution business	Total
Revenues, net	$—	$—	$—
Loss before income taxes	$(118)	$(628)	$(746)
Income tax benefit	49	257	306
Loss from discontinued operations, net of taxes	$(69)	$(371)	$(440)

	Nine Months Ended September 30, 2008
	Fox Sports Net Bay Area	Rainbow DBS satellite distribution business	Total
Revenues, net	$—	$—	$—
Loss before income taxes	$(5)	$(1,606)	$(1,611)
Income tax benefit	2	665	667
Loss from discontinued operations, net of taxes	$(3)	$(941)	$(944)

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 11.        INTANGIBLE ASSETS

The following table summarizes information relating to the Company’s acquired intangible assets at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Gross carrying amount of affiliation, broadcast and other agreements
Affiliation relationships and affiliate agreements	$1,056,616	$742,416
Broadcast rights and other agreements	45,590	45,590
	1,102,206	788,006
Accumulated amortization
Affiliation relationships and affiliate agreements	(459,867)	(409,870)
Broadcast rights and other agreements	(39,662)	(38,522)
	(499,529)	(448,392)
Affiliation, broadcast and other agreements, net of accumulated amortization	$602,677	$339,614
Gross carrying amount of other intangible assets
Season ticket holder relationships	$75,005	$75,005
Suite holder contracts and relationships	15,394	21,167
Advertiser relationships	157,581	103,524
Other intangibles (a)	90,112	57,590
	338,092	257,286
Accumulated amortization
Season ticket holder relationships	(19,564)	(15,476)
Suite holder contracts and relationships	(4,896)	(9,136)
Advertiser relationships	(64,134)	(53,745)
Other intangibles	(30,179)	(24,130)
	(118,773)	(102,487)
Indefinite-lived intangible assets
Sports franchises	96,215	96,215
FCC licenses and other intangibles	11,936	11,936
Trademarks (a)	207,402	53,880
Other intangible assets, net of accumulated amortization	$534,872	$316,830

Affiliation, broadcast and other agreements, net of accumulated amortization	$602,677	$339,614
Other intangible assets, net of accumulated amortization	534,872	316,830
Cable television franchises (indefinite-lived intangible)	731,848	731,848
Excess costs over the fair value of net assets acquired (indefinite-lived intangible)	1,407,685	1,023,480
Total intangible assets, net	$3,277,082	$2,411,772
Aggregate amortization expense
Nine months ended September 30, 2008 (b)	$88,199
Estimated amortization expense
Year ending December 31, 2008	$103,664
Year ending December 31, 2009	116,458
Year ending December 31, 2010	113,049
Year ending December 31, 2011	111,904
Year ending December 31, 2012	92,523

(a)       In addition to the other intangible assets recorded relating to the acquisition of Sundance and the Newsday Transaction (see Note 4), the aggregate increase in the gross carrying amount of other intangible assets and trademarks for the nine months ended September 30, 2008 also includes a reclassification of $12,217 of acquired assets from property, plant and equipment related to the finalization of certain purchase price allocations.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

(b)                   Amortization expense includes the amortization of definite-lived intangible assets set forth above and also includes $15,034 relating to the write-off of the remaining net book value of deferred carriage fees associated with the EchoStar Communications Corporation (“EchoStar”) affiliation agreement deemed impaired as a result of the court decision filed on May 5, 2008 and the formal termination of the carriage agreement by EchoStar on May 13, 2008, as discussed in Note 17 Legal Matters - “EchoStar Contract Dispute”.

The changes in the carrying amount of excess costs over the fair value of net assets acquired for the nine months ended September 30, 2008 are as follows:

	Tele- communications		Madison Square Garden	Rainbow	Newspaper Publishing Group	Other	Total
Balance as of December 31, 2007	$206,971		$742,492	$60,459	$—	$13,558	$1,023,480
Excess costs over the fair value of net assets acquired relating to the acquisition of Sundance	—		—	31,267	—	—	31,267
Excess costs over the fair value of net assets acquired relating to the acquisition of the Company’s 97.2% interest in Newsday	24,109	(a)	—	—	328,600	—	352,709
Other	—		—	229	—	—	229
Balance as of September 30, 2008	$231,080		$742,492	$91,955	$328,600	$13,558	$1,407,685

(a)                    Portion of Newsday Transaction related synergies attributable to the Telecommunications Services segment.

NOTE 12.        DEBT

RNS Incremental Revolver Facility

On June 3, 2008, RNS entered into an Incremental Revolver Supplement (“Incremental Revolver”) whereby RNS received commitments from lenders in the amount of $280,000.  The interest rate under the Incremental Revolver is 2.0% over the Eurodollar rate for Eurodollar-based borrowings and 1.0% over the Base Rate for Base Rate borrowings (as defined in the Incremental Revolver).  The Incremental Revolver matures on June 30, 2012 and the terms and conditions of the Incremental Revolver are no more restrictive than those of the RNS credit facility currently outstanding.  RNS is obligated to pay fees of 0.375% per annum on any undrawn portion of the Incremental Revolver commitment balance.  Borrowings under the Incremental Revolver may be repaid without penalty at any time.  There were no borrowings outstanding under the Incremental Revolver facility at September 30, 2008.

In connection with the Incremental Revolver, RNS incurred deferred financing costs of $2,941, which are being amortized to interest expense over the four year term of the revolver.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

CSC Holdings Senior Notes

On June 4, 2008, CSC Holdings issued $500,000 face amount of 8 1/2% senior notes due June 15, 2015. These notes are senior unsecured obligations and are not guaranteed by any of CSC Holdings’ subsidiaries.  CSC Holdings may redeem the senior notes, in whole or in part, at a redemption price equal to 104.250% of face value on or after June 15, 2012, 102.125% on or after June 15, 2013, and 100% on or after June 15, 2014.  The notes are redeemable at the redemption price plus accrued and unpaid interest through the redemption date.  The proceeds of these notes were used to repay the CSC Holdings $500,000 face amount of 7 1/4% senior notes which matured in July 2008.

In connection with these senior notes, CSC Holdings incurred deferred financing costs of $8,946, which are being amortized to interest expense over the seven year term of the notes.

Newsday LLC

On July 29, 2008, Newsday LLC borrowed $650,000 under its new senior secured credit facility (see Note 4).  In connection with the new credit facility, the Company incurred deferred financing costs of $23,990, which are being amortized to interest expense over the five year term of the credit facility.

NOTE 13.                       DERIVATIVE CONTRACTS AND COLLATERALIZED INDEBTEDNESS

In March 2008, the Company entered into several interest rate swap contracts that amended the terms of contracts (specifically maturity date and fixed rate paid by the Company) originally entered into in April 2006 with a notional amount of $3,700,000 to effectively fix borrowing rates on a substantial portion of the Company’s floating rate debt.  These contracts are not designated as hedges for accounting purposes.  As a result of these transactions, the interest rate paid on approximately 83% of the Company’s debt (excluding capital leases and collateralized indebtedness) as of September 30, 2008 is effectively fixed (51% is fixed based on the terms of certain of the Company’s senior and senior subordinated notes and debentures agreements and 32% is effectively fixed through utilization of these interest rate swap contracts).  The table below summarizes certain terms of these interest rate swap contracts as of September 30, 2008:

Maturity Date	Notional Amount	Weighted Average Fixed Rate Paid by the Company	Weighted Average Effective Floating Rate Received by the Company at September 30, 2008*
March 2010	$1,100,000	3.65%	2.82%
June 2012	$2,600,000	4.86%	2.82%

*                               Represents the floating rate received by the Company under its interest rate swap agreements at September 30, 2008 and does not represent the rates to be received by the Company on future payments.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

The following table summarizes the settlement of the Company’s collateralized indebtedness relating to Comcast Corporation shares that were settled by delivering cash equal to the collateralized loan value, net of the value of the related equity derivative contracts for the nine months ended September 30, 2008.  The cash was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast shares.  The terms of the new contracts allow the Company to retain upside participation in Comcast shares up to each respective contract’s upside appreciation limit with downside exposure limited to the respective hedge price.

Number of shares	8,069,934
Collateralized indebtedness settled	$(174,838)
Derivative contracts settled	6,874
(167,964)
New monetization contract borrowings	171,401
Net cash receipt	$3,437

In connection with the acquisition of Sundance, the Company terminated the monetization contracts relating to the 12,742,033 shares of common stock of GE owned by the Company by settling the related collateralized indebtedness and equity derivative contracts which resulted in the Company making a net cash payment to the counterparties aggregating $368,097.  The Company recognized a $66,447 gain on the GE equity derivative contracts during the nine months ended September 30, 2008.  In connection with the termination, the Company recognized a loss of $2,424, representing the difference between the carrying value and the redemption value of the collateralized indebtedness, which is reflected as a loss on extinguishment of debt in the accompanying condensed consolidated statement of operations.

The following table summarizes the settlement of the Company’s collateralized indebtedness relating to GE shares settled.

Number of shares	12,742,033
Collateralized indebtedness settled	$(412,154)
Derivative contracts settled	44,057
Net cash payment	$(368,097)

NOTE 14.        FAIR VALUE MEASUREMENT

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

The fair value hierarchy as outlined in Statement No. 157 is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable.  Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions.  The fair value hierarchy consists of the following three levels:

•                  Level I - Quoted prices for identical instruments in active markets.

•                  Level II - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•                  Level III - Instruments whose significant value drivers are unobservable.

The following table presents for each of these hierarchy levels, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at September 30, 2008:

	Level I	Level II	Level III	Total
Assets:
Investment securities	$8,358	$—	$—	$8,358
Investment securities pledged as collateral	421,606	—	—	421,606
Derivative contracts	—	62,721	—	62,721
Liabilities:
Liabilities under derivatives contracts	—	99,327	—	99,327

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

NOTE 15.        INCOME TAXES

Cablevision

The income tax expense attributable to continuing operations for the nine months ended September 30, 2008 of $111,657 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state income taxes, an increase to the valuation allowance of $2,037 relating to certain state net operating loss carry forwards, tax expense of $2,032 relating to unrecognized tax benefits and accrued interest recorded pursuant to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $4,458 and $3,848, respectively.

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

CSC Holdings

The income tax expense attributable to continuing operations for the nine months ended September 30, 2008 of $154,940 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state income taxes, an increase to the valuation allowance of $2,037 relating to certain state net operating loss carry forwards, tax expense of $2,032 relating to unrecognized tax benefits and accrued interest recorded pursuant to FIN 48, and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $4,458 and $3,848, respectively.

The income tax expense attributable to continuing operations for the nine months ended September 30, 2007 of $75,493 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state taxes, tax expense of $5,027, including accrued interest, recorded pursuant to FIN 48, tax expense of $1,468 resulting from a change in the deferred tax rate and the tax impact of non-deductible officers’ compensation of $7,314 and other non-deductible expenses of $4,436, partially offset by a decrease in the valuation allowance of $1,303 relating to certain state net operating loss carry forwards.

In connection with the tax allocation policy between Cablevision and CSC Holdings, CSC Holdings has recorded a payable due to Cablevision and Cablevision has recorded a receivable due from CSC Holdings, both in the amount of $5,532, representing the estimated federal income tax liability of CSC Holdings for the nine months ended September 30, 2008 as determined on a stand-alone basis as if CSC Holdings filed a separate federal consolidated income tax return.

The Company

For the nine months ended September 30, 2008 and 2007, the Company has fully offset estimated taxable income with a net operating loss deduction.  However, the Company is subject to the federal alternative minimum tax and certain state and local income taxes that are payable quarterly.

In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period.  The estimated annual effective tax rate is revised on a quarterly basis and therefore may be different from the rate used for a prior interim period.  The income tax expense for the nine months ended September 30, 2007 was determined as if the interim period was a discrete period since the pretax loss for the interim period, excluding the gain on the sale of Fox Sports Net New England, was greater than the estimated pretax loss for the year.  However, the tax expense for the six months ended June 30, 2007 was determined using an estimated annual effective tax rate.  The difference in methodology from June 2007 to September 2007 resulted from a change in the Company’s projection of pretax income from continuing operations excluding the gain on the sale of Fox Sports Net New England.  After excluding the gain on the sale of Fox Sports Net New England, at September 30, 2007, the Company had estimated a pretax loss for 2007, whereas at June 30, 2007 the Company had estimated pretax income.  The income tax benefit for the three months ended September 30, 2007 is equal to the difference between the income tax provision for the six month and nine month periods ended June 30, 2007 and September 30, 2007.  In addition, certain items included in income from continuing operations before income taxes must be treated as discrete items.  The income tax expense or benefit associated with these discrete items is fully recognized in the interim period in which the items occur.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 16.        EQUITY PLANS

Cablevision’s Equity Plans

The following table summarizes activity for Cablevision’s restricted shares for the nine months ended September 30, 2008:

	Number of Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant
Unvested award balance, December 31, 2007	4,446,289	$24.97
Granted	2,484,790	25.51
Awards vested	(20,000)	21.77
Awards forfeited	(144,677)	25.34
Unvested award balance, September 30, 2008	6,766,402	25.17

Cablevision recognizes compensation expense for restricted shares using a straight-line amortization method, based on the grant date price of Cablevision NY Group Class A common stock over the vesting period.

Share-based compensation, including compensation relating to restricted shares, for the three and nine months ended September 30, 2008 was $15,727 and $42,469, respectively, of which $16,054 and $44,210, respectively, related to equity classified awards.  For the three and nine months ended September 30, 2007 share-based compensation was $10,908 and $49,685, respectively, of which $12,103 and $42,045, respectively, related to equity classified awards.  There were no grants of stock options or stock appreciation rights in the nine months ended September 30, 2008.

NOTE 17.        LEGAL MATTERS

Tracking Stock Litigation

In August 2002, purported class actions naming as defendants Cablevision and each of its directors were filed in the Delaware Chancery Court.  The actions, which alleged breach of fiduciary duties and breach of contract with respect to the exchange of the Rainbow Media Group tracking stock for Cablevision NY Group common stock, were purportedly brought on behalf of all holders of publicly traded shares of Rainbow Media Group tracking stock.  The actions sought to (i) enjoin the exchange of Rainbow Media Group tracking stock for Cablevision NY Group common stock, (ii) enjoin any sales of “Rainbow Media Group assets,” or, in the alternative, award rescissory damages, (iii) if the exchange is completed, rescind it or award rescissory damages, (iv) award compensatory damages, and (v) award costs and disbursements.  The actions were consolidated into one action on September 17, 2002, and on October 3, 2002, Cablevision filed a motion to dismiss the consolidated action.  The action was stayed by agreement of the parties pending resolution of a related action brought by one of the plaintiffs to compel the inspection of certain books and records of Cablevision.  On October 26, 2004, the parties entered into a stipulation dismissing the related action, and providing for Cablevision’s production of certain documents. On December 13, 2004, plaintiffs filed a consolidated amended complaint.  Cablevision filed a motion to dismiss the amended complaint.  On April 19, 2005, the court granted that motion in part, dismissing the breach of contract claim but declining to dismiss the breach of fiduciary duty claim on the pleadings.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

In August 2003, a purported class action naming as defendants Cablevision, directors and officers of Cablevision and certain current and former officers and employees of the Company’s Rainbow Media Holdings and American Movie Classics subsidiaries was filed in New York Supreme Court by the Teachers Retirement System of Louisiana (“TRSL”).  The actions related to the August 2002 Rainbow Media Group tracking stock exchange and alleged, among other things, that the exchange ratio was based upon a price of the Rainbow Media Group tracking stock that was artificially deflated as a result of the improper recognition of certain expenses at the national services division of Rainbow Media Holdings.  The complaint alleged breaches by the individual defendants of fiduciary duties.  The complaint also alleged breaches of contract and unjust enrichment by Cablevision.  The complaint sought monetary damages and such other relief as the court deems just and proper.  On October 31, 2003, Cablevision and other defendants moved to stay the action in favor of the previously filed actions pending in Delaware or, in the alternative, to dismiss for failure to state a claim.  On June 10, 2004, the court stayed the action on the basis of the previously filed action in Delaware.  TRSL subsequently filed a motion to vacate the stay in the New York action, and simultaneously filed a motion to intervene in the Delaware action and to stay that action.  Cablevision opposed both motions.  On April 19, 2005, the court in the Delaware action denied the motion to stay the Delaware action and granted TRSL’s motion to intervene in that action.  On June 22, 2005, the court in the New York action denied TRSL’s motion to vacate the stay in that action.

Cablevision reached an agreement in principle with respect to the settlement of the Delaware action in the quarter ended June 30, 2007.  In September 2008, the settlement, as revised following further negotiations, was approved by the Delaware Chancery Court.  Pursuant to the settlement, both the Delaware action and the New York action have been dismissed with prejudice.

The Wiz Bankruptcy

TW, Inc. (“TW”), a former subsidiary of the Company and operator of The Wiz consumer retail electronics business, is the subject of a Chapter 11 bankruptcy proceeding in the U.S. Bankruptcy Court for the District of Delaware.  In February 2005, TW filed a complaint in the bankruptcy proceeding against Cablevision and certain of its affiliates seeking recovery of alleged preferential transfers in the aggregate amount of $193,457.  Also in February 2005, the Official Committee of Unsecured Creditors of TW (the “Committee”) filed a motion seeking authority to assume the prosecution of TW’s alleged preference claims and to prosecute certain other causes of action.  The bankruptcy court granted the Committee’s motion on or about March 10, 2005, thereby authorizing the Committee, on behalf of TW, to continue the preference suit and to assert other claims.  On March 12, 2005, the Committee filed a complaint in the bankruptcy court against Cablevision, certain of its affiliates, and certain present and former officers and directors of Cablevision and of its former subsidiary Cablevision Electronics Investments, Inc. (“CEI”).  The Committee’s complaint, as amended, asserts preferential transfer claims allegedly totaling $193,858, breach of contract, promissory estoppel, and misrepresentation claims allegedly totaling $310,000, and fraudulent conveyance, breach of fiduciary duty, and other claims seeking unspecified damages.  On June 30, 2005, Cablevision filed a motion to dismiss several of the claims in the amended complaint.  On October 31, 2005, the bankruptcy court denied the motion to dismiss.  The bankruptcy court’s ruling on the motion to dismiss allowed the Committee to proceed with its claims against Cablevision and the other defendants.  A hearing on solvency issues was held November 29 and 30, 2007.  At that hearing, the court ruled that the Committee had failed to prove that CEI was insolvent at any point before 2003, a ruling that the Company believes will have the effect of significantly limiting many of the Committee’s claims. The Committee has filed a notice of appeal of that ruling.  The case is currently in court ordered mediation.  Until the mediation concludes, the case is being held in abeyance.  Cablevision believes that the claims asserted by the Committee are without merit and is contesting them vigorously.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

Patent Litigation

Cablevision is named as a defendant in certain lawsuits claiming infringement of various patents relating to various aspects of the Company’s businesses.  In certain of these cases other industry participants are also defendants.  In certain of these cases the Company expects that any potential liability would be the responsibility of the Company’s equipment vendors pursuant to applicable contractual indemnification provisions.  To the extent that the allegations in these lawsuits have been analyzed by the Company at the current stage of their proceedings, the Company believes that the claims are without merit and intends to defend the actions vigorously.  The final disposition of these actions is not expected to have a material adverse effect on the Company’s consolidated financial position.

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

On June 4, 2008, the Company, on the determination of the SLC, entered into a Stipulation and Agreement of Settlement (the “Settlement Agreement”) with the plaintiffs and most of the defendants in these lawsuits.  Under the Settlement Agreement, the settling defendants agreed to provide to the Company aggregate consideration valued at approximately $24,400, in the form of a combination of cash payments, repricing the exercise price of outstanding options and SARs, return of outstanding common stock, restricted stock units, options and SARs (including rights to the $10 special dividend paid by the Company in 2006), and surrender of potential contractual claims.  In addition, the Company’s director and officer liability insurer agreed to make a payment to the Company of $10,000.  As contemplated by the Settlement Agreement, on June 16, 2008, the trial court in the Nassau County action issued an order approving the publication of a notice of the proposed settlement and scheduling a hearing for September 9, 2008 to determine whether to approve the settlement.  On September 15, 2008, the court approved the Settlement Agreement in its entirety and awarded plaintiffs’ counsel fees and expenses, to be paid out of the settlement proceeds, of $7,116.  The court’s approval is now final and all claims in the state case are dismissed; we anticipate that, pursuant to the settlement, all claims against the settling defendants in the federal case will be dismissed in the near future.  The financial statement impact of the Settlement Agreement was not material and was recognized in September 2008.

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

On March 20, 2008, the plaintiffs filed a second amended complaint.  The second amended complaint contains many of the same allegations as the plaintiffs’ original complaint, with limited modifications to address certain of the deficiencies identified in the court’s March 13 order.  Two of the principal modifications were (1) to reform the relief requested from an order requiring programmers and cable providers to offer channels on an “a la carte” basis, to an order requiring programmers and cable providers to offer the option to purchase on an unbundled basis; and (2) to allege that certain non-defendant programmers have been excluded from the market.  On April 22, 2008, the defendants filed joint motions to dismiss the second amended complaint.  The court denied those motions on June 26, 2008.  On August 1, 2008, Cablevision filed an answer to the second amended complaint.  Discovery is currently underway.  The Company intends to defend against this lawsuit vigorously.

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

On October 10, 2008, the court denied the NHL’s motion to dismiss with respect to MSG’s challenge to the NHL’s “new media” policies, but granted partial summary judgment dismissing MSG’s other claims.  MSG’s motion to dismiss the NHL’s counterclaims remains pending.

Newsday

On December 17, 2007, Newsday reached a non-prosecution agreement with the United States Attorney’s Office for the Eastern District of New York that ended a federal inquiry into the circulation practices of Newsday and Hoy, New York.  The agreement recognized, among other things, Newsday’s full cooperation with the investigation and the implementation of new practices and procedures to prevent improper circulation practices.  The Company’s subsidiary that acquired approximately 97.2% of the newspaper publishing business has agreed to be bound by Newsday’s obligations to cooperate with the government in any proceedings relating to the improper circulation practices and to maintain in effect the remedial practices and procedures called for by the non-prosecution agreement.  See Note 4 for more information related to the Newsday Transaction.

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

NOTE 18.        SEGMENT INFORMATION

Following the completion of the Newsday Transaction on July 29, 2008 (see Note 4), the Company now classifies its business interests into four reportable segments:  Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; Rainbow, consisting principally of interests in national and regional television programming networks, including AMC, IFC, WE tv, Sundance Channel (as of June 16, 2008), News 12 and the VOOM HD Networks; Madison Square Garden, consisting principally of its professional sports teams, a regional sports programming business and an entertainment business, as well as the operations of Fuse, a national music programming network, which prior to January 1, 2008 was included in the Rainbow segment (prior period segment information has been reported on a comparable basis), and the Newspaper Publishing Group, consisting of the Newsday daily newspaper, amNew York, Star Community Publishing Group, Island Publications and online websites including newsday.com and exploreLI.com.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues, net from continuing operations
Telecommunications Services	$1,298,749	$1,179,471	$3,852,040	$3,503,598
Rainbow	251,409	208,316	716,255	611,960
Madison Square Garden	158,239	144,022	637,150	587,644
Newspaper Publishing Group	73,468	—	73,468	—
All other (a)	20,275	21,089	54,991	55,725
Intersegment eliminations	(57,159)	(41,099)	(155,810)	(116,511)
	$1,744,981	$1,511,799	$5,178,094	$4,642,416

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

Inter-segment eliminations are primarily affiliate revenues recognized by our Rainbow and Madison Square Garden segments from the sale of cable network programming to our Telecommunication Services segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Intersegment Revenues
Telecommunications Services	$788	$388	$1,811	$1,225
Rainbow	25,311	14,786	62,256	36,837
Madison Square Garden	29,979	25,925	90,662	78,449
Newspaper Publishing Group	856	—	856	—
All other	225	—	225	—
	$57,159	$41,099	$155,810	$116,511

Reconciliation (by Segment and in Total) of Adjusted Operating Cash Flow to Operating Income (Loss) from Continuing Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Adjusted operating cash flow from continuing operations
Telecommunications Services	$510,714	$446,524	$1,514,930	$1,330,871
Rainbow	62,461	50,550	185,435	135,783
Madison Square Garden	5,281	11,600	34,152	57,527
Newspaper Publishing Group	8,497	—	8,497	—
All other (b)	(11,980)	(14,392)	(49,461)	(47,662)
	$574,973	$494,282	$1,693,553	$1,476,519

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Depreciation and amortization (including impairments) included in continuing operations
Telecommunications Services	$(221,669)	$(233,100)	$(671,742)	$(700,917)
Rainbow	(28,456)	(21,952)	(85,413)	(66,477)
Madison Square Garden	(16,743)	(15,164)	(49,622)	(47,049)
Newspaper Publishing Group	(3,981)	—	(3,981)	—
All other (c)	(6,692)	(9,983)	(15,397)	(29,054)
	$(277,541)	$(280,199)	$(826,155)	$(843,497)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Share-based compensation expense included in continuing operations
Telecommunications Services	$(6,182)	$(5,374)	$(18,416)	$(23,079)
Rainbow	(4,729)	(2,825)	(12,293)	(14,985)
Madison Square Garden	(4,256)	(2,432)	(10,556)	(10,531)
Newspaper Publishing Group	(273)	—	(273)	—
All other (c)	(287)	(277)	(931)	(1,090)
	$(15,727)	$(10,908)	$(42,469)	$(49,685)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Restructuring credits (charges) included in continuing operations
Telecommunications Services	$—	$—	$—	$—
Rainbow	(5)	(939)	(355)	(2,272)
Madison Square Garden	—	(32)	—	(224)
Newspaper Publishing Group	—	—	—	—
All other (c)	(361)	(136)	1,602	(66)
	$(366)	$(1,107)	$1,247	$(2,562)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating income (loss) from continuing operations
Telecommunications Services	$282,863	$208,050	$824,772	$606,875
Rainbow	29,271	24,834	87,374	52,049
Madison Square Garden	(15,718)	(6,028)	(26,026)	(277)
Newspaper Publishing Group	4,243	—	4,243	—
All other (b)	(19,320)	(24,788)	(64,187)	(77,872)
	$281,339	$202,068	$826,176	$580,775

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

A reconciliation of reportable segment amounts to Cablevision’s and CSC Holdings’ consolidated balances is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating income from continuing operations before income taxes
Total operating income for reportable segments	$300,659	$226,856	$890,363	$658,647
Other operating loss (b)	(19,320)	(24,788)	(64,187)	(77,872)
Operating income	281,339	202,068	826,176	580,775

Items excluded from operating income:
CSC Holdings interest expense	(166,223)	(203,733)	(500,802)	(613,422)
CSC Holdings interest income	2,650	12,784	11,494	25,176
CSC Holdings intercompany interest income	10,664	—	10,664	—
Equity in net income of affiliates	—	—	—	4,377
Gain (loss) on sale of programming and affiliate interests	448	(618)	448	183,270
Gain (loss) on investments, net	13,324	(46,136)	(75,811)	(31,505)
Gain (loss) on equity derivative contracts, net	(4,731)	52,637	62,490	61,225
Loss on interest rate swap contracts, net	(29,852)	(51,452)	(21,942)	(24,138)
Write-off of deferred financing costs	—	(2,919)	—	(2,919)
Loss on extinguishment of debt	—	(19,113)	(2,424)	(19,113)
Minority interests	(454)	(401)	(963)	814
Miscellaneous, net	28	457	1,188	1,908
CSC Holdings income (loss) from continuing operations before income taxes	107,193	(56,426)	310,518	166,448
Cablevision interest expense	(30,331)	(33,754)	(93,948)	(100,915)
Intercompany interest expense	(10,664)	—	(10,664)	—
Cablevision interest income	157	569	529	3,141
Cablevision income (loss) from continuing operations before income taxes	$66,355	$(89,611)	$206,435	$68,674

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

	September 30, 2008	December 31, 2007
Assets
Telecommunications Services	$8,553,318	$7,671,965
Rainbow (a)	1,819,608	2,194,370
Madison Square Garden	1,969,191	1,971,496
Newspaper Publishing Group	772,718	—
Corporate, other and intersegment eliminations	(2,917,567)	(2,327,802)
Total CSC Holdings assets	10,197,268	9,510,029
Cablevision and intercompany eliminations	(480,283)	(369,452)
Total Cablevision assets	$9,716,985	$9,140,577

(a)                    Rainbow assets at December 31, 2007 include amounts due from the Rainbow DBS distribution business of $266,210 which are eliminated in consolidation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Capital Expenditures
Telecommunications Services	$224,411	$202,713	$574,348	$515,098
Rainbow	6,106	6,026	15,580	11,334
Madison Square Garden	13,434	9,720	27,695	16,433
Newspaper Publishing Group	805	—	805	—
Corporate and other	5,162	2,747	15,151	11,506
	$249,918	$221,206	$633,579	$554,371

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States primarily concentrated in the New York metropolitan area.

Concentrations of Credit Risk

Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade account receivables.  Cash is invested in money market funds and bank time deposits.  The Company monitors the financial institutions and money market funds where it invests its cash and cash equivalents with diversification among counterparties to mitigate exposure to any single financial institution.  The Company’s emphasis is primarily on safety of principal and liquidity and secondarily on maximizing the yield on its investments.  The Company’s cash investments are placed with money market funds and financial institutions that are investment grade as rated by Standard & Poor’s and Moody’s Investors Service.  The Company selects money market funds that predominantly invest in marketable, direct obligations issued or guaranteed by the United States government or its agencies, commercial paper, fully collateralized repurchase agreements, certificates of deposit, and time deposits.  The Company did not have any customers that accounted for 10% or more of the Company’s consolidated net trade receivable balances at September 30, 2008 and December 31, 2007, or 10% or more of the Company’s consolidated net revenues for the nine months ended September 30, 2008 and 2007.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

(Dollars in thousands, except per share amounts)

(Unaudited)

NOTE 19.        SUBSEQUENT EVENT

In October 2008, Optimum Lightpath completed the acquisition of 4Connections LLC for a purchase price of approximately $49,700 which was funded by cash on hand.  This acquisition allows Optimum Lightpath to expand its ability to offer advanced Ethernet-based data and Internet voice products to businesses in the New Jersey region.

On November 5, 2008, the Board of Directors of Cablevision declared a quarterly dividend of $0.10 per share on each outstanding share of both its CNYG Class A Stock and its CNYG Class B Stock.  This quarterly dividend will be payable on December 9, 2008 to shareholders of record at the close of business on November 17, 2008.

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

Telecommunications Services

Our Telecommunications Services segment derives revenues principally through monthly charges to subscribers of our video, high-speed data and Voice over Internet Protocol (“VoIP”) services and its commercial data and voice services operations.  These monthly charges include fees for cable television programming, as well as, in many cases, equipment rental, pay-per-view and video-on-demand, high-speed data and voice services.  Revenue increases are derived from rate increases, increases in the number of subscribers to these services, including additional services sold to our existing subscribers, acquisition transactions that result in the addition of new subscribers, and upgrades by video customers in the level of programming package to which they subscribe.  We also derive revenues from the sale of advertising time available on the programming carried on our cable television systems.  Revenues from advertising vary based upon the number and demographics of our subscribers who view the programming carried on our cable television systems.  Programming costs are the most significant part of our operating expenses and are expected to increase as a result of subscriber growth, additional service offerings and contractual rate increases.

Our cable television video services, which accounted for 45% of our consolidated revenues for the nine months ended September 30, 2008, face competition from the direct broadcast satellite (“DBS”) business and the delivery systems of incumbent telephone companies.  There are two major providers of DBS service in the United States, each with significantly higher numbers of subscribers than we have.  We compete with these DBS competitors by “bundling” our service offerings with products that the DBS companies cannot efficiently provide at this time, such as high-speed data service and voice service carried over the cable distribution plant, as well as by providing interactive services that are currently unavailable to a DBS subscriber.  As discussed in greater detail below, we face intense competition from incumbent telephone companies, Verizon and AT&T, which offer video programming in addition to their voice and high-speed Internet access services, evidencing their commitment to compete across all of the Company’s telecommunications products.  Their competitive position has been improved by recent operational, regulatory and legislative advances that they have made.  Historically, we have made substantial investments in the development of new and innovative programming options and other product enhancements for our customers as a way of differentiating ourselves from our competitors.  We likely will continue to do so in order to be a more effective competitor.

Verizon and AT&T offer video programming as well as voice and high-speed Internet access services to residential customers in our service area.  AT&T has obtained authorization to provide such service throughout its Connecticut footprint.  Verizon has constructed fiber to the home network plant that passes a significant number of households in our service area (currently about a third of the households according to our estimates).  Verizon has obtained authority to provide video service (it already has or needs no authority to provide phone and data services) for a majority of these homes passed, on a statewide basis in New Jersey and in numerous local franchises in New York.  In July 2008, the New York Public Service Commission granted regulatory approval for Verizon to provide cable television service to all of New York City.  Verizon has so far not sought to obtain authority for video service in Connecticut.

Our high-speed data services business, which accounted for 16% of our consolidated revenues for the nine months ended September 30, 2008, faces competition from other providers of high-speed Internet access, including DSL and fiber-based services offered by local telephone companies such as Verizon and AT&T.  In addition, DBS providers have tested the use of certain spectrum to offer satellite-based high-speed data services and are offering broadband data services via partnerships and marketing arrangements with other providers such as Verizon, AT&T and Earthlink.  Our growth rate in cable modem customers has slowed from the growth rates we have experienced in the past due to our already high penetration and, to a lesser extent, intensifying competition.

Our VoIP offering, which accounted for approximately 9% of our consolidated revenues for the nine months ended September 30, 2008, is competitive with incumbent offerings primarily on the basis of pricing, where unlimited United States, Canada and Puerto Rico long distance, regional and local calling, together with certain features for which the incumbent providers charge extra, are offered at one low price.  To the extent the incumbents, who have financial resources that exceed those of the Company, decide to meet our pricing and/or features or reduce their pricing, future growth and success of this business may be impaired.  Our growth rate in VoIP customers has slowed from the growth rates we have experienced in the past due to our increasing penetration and, to a lesser extent, intensifying competition.

The regulatory framework for cable modem service and voice service is being developed and changes in how we, and our competitors, are regulated, including increased regulation, may affect our competitive position.

Optimum Lightpath, which accounted for approximately 3% of our consolidated revenues for the nine months ended September 30, 2008, operates in the most competitive business telecommunications market in the country and competes against the very largest telecommunications companies - incumbent local exchange companies such as Verizon and AT&T, other competitive local exchange companies and long distance companies.  To the extent that dominant market leaders decide to reduce their prices, future success of our Optimum Lightpath business may be impaired.  The trend in business communications has been shifting from a wired voice medium to a wireless data medium.  Should this trend accelerate dramatically, future growth of Optimum Lightpath may be negatively impacted.  In October 2008, Optimum Lightpath completed the acquisition of 4Connections LLC which allows Optimum Lightpath to expand its ability to offer advanced Ethernet-based data and Internet voice products to businesses in the New Jersey region.

Optimum Lightpath holds a franchise from the City of New York which grants rights of way authority to provide telecommunications services throughout the five boroughs.  The franchise is due to expire on December 20, 2008 and renewal discussions with the City are ongoing.  The Company believes it will be able to obtain renewal of the franchise and has received assurance from the City that the expiration date of the franchise will be extended until a determination on renewal is made.  Failure to ultimately obtain renewal of the franchise could negatively affect Optimum Lightpath's revenues.

Rainbow

On June 16, 2008, the Company acquired Sundance Channel L.L.C.  Sundance’s results of operations and net assets are included in the Rainbow segment for the period subsequent to June 16, 2008 (see Note 4 to the Company’s condensed consolidated financial statements).

In our Rainbow segment, which accounted for 14% of our consolidated revenues for the nine months ended September 30, 2008, we earn revenues in two principal ways.  First, we receive affiliate fee payments from cable television system operators, DBS operators and telephone companies (collectively referred to as “operators”).  These revenues are generally on a per subscriber basis and earned under multi-year contracts with those operators referred to as “affiliation agreements”.  The specific affiliate fee revenues we earn vary from operator to operator and also vary among our networks, but are generally based upon the number of each operator’s subscribers who receive our programming, referred to as “viewing subscribers.”  The second principal source of revenues in this segment is from advertising.

Under our affiliation agreements, we have the right to sell a specific amount of national advertising time on our programming networks.  Our advertising revenues are more variable than affiliate fee revenues because most of our advertising is sold on a short-term basis, not under long-term contracts.  Also, most of our advertising revenues vary based upon the popularity of our programming as measured by rating services.

We seek to grow our revenues in the Rainbow segment by increasing the number of operators that carry our services and the number of viewing subscribers.  We refer to this as our “penetration.”  AMC, which is widely distributed, has less ability to increase its penetration than our newer, less penetrated services.  Our revenues may also increase over time through contractual rate increases stipulated in certain of our affiliation agreements.  In negotiating for increased or extended carriage, we may be subject to requests by operators to make upfront payments in exchange for additional subscribers or extended carriage, which we record as deferred carriage fees and which are amortized as a reduction to revenue over the period of the related affiliation agreements, or to waive for a specified period or accept lower per subscriber fees if certain additional subscribers are provided.  We also may help fund the operators’ efforts to market our channels.  As we continue our efforts to add subscribers, our subscriber revenue may be negatively affected by subscriber acquisition fees (deferred carriage), discounted subscriber fees and other payments; however, we believe that these transactions generate a positive return on investment over the contract period.  We seek to increase our advertising revenues by increasing the number of minutes of national advertising sold and by increasing rates for such advertising, but, ultimately, the level of our advertising revenues in most cases is directly related to the overall distribution of our programming, penetration of our services, and the popularity (including within desirable demographic groups) of our services as measured by rating services.

Our principal goals in this segment are to increase our affiliate fee revenues and our advertising revenues by increasing distribution and penetration of our national services.  To do this we must continue to contract for and produce high-quality, attractive programming.  One of our greatest challenges arises from the increasing concentration of subscribers in the hands of a few operators, creating disparate bargaining power between us and the largest operators.  This increased concentration could adversely affect our ability to increase the penetration of our services or even result in decreased penetration.  In addition, this concentration gives those operators greater leverage in negotiating the pricing and other terms of affiliation agreements.  Moreover, as a result of this concentration, the potential impact of a loss of any one of our major affiliate relationships would have a significant adverse impact on this segment.

Madison Square Garden

Madison Square Garden, which accounted for 12% of our consolidated revenues for the nine months ended September 30, 2008, consists of our professional sports teams (principally the New York Knicks of the National Basketball Association (“NBA”) and the New York Rangers of the National Hockey League (“NHL”), along with the Hartford Wolf Pack of the American Hockey League and the New York Liberty of the Women’s National Basketball Association), a regional sports programming business, and an entertainment business, as well as the operations of Fuse, a national music programming network.  It also operates the Madison Square Garden Arena, Radio City Music Hall, the WaMu Theater and the Beacon Theatre in New York City, and the Chicago Theatre in Chicago, Illinois, which was acquired in October 2007.  Through June 30, 2007, it also operated the Hartford Civic Center and Rentschler Field (sports and entertainment venues in Connecticut).  In addition, in June 2008, Madison Square Garden purchased a minority ownership interest in Front Line Management Group Inc., a musical artist management company.

Madison Square Garden faces competitive challenges unique to these business activities.  We derive revenues in this segment primarily from our programming businesses (see below), the sale of tickets, including luxury box rentals, to sporting and entertainment events, from rental rights fees paid to this segment by promoters that present events at our entertainment venues and the sports teams’ share of league-wide distributions of national television rights fees and royalties.  We also derive revenue from the sale of advertising at our owned and operated venues, from food, beverage and merchandise sales at these venues and from the licensing of our trademarks.  Madison Square Garden’s regional sports programming business and Fuse derive their revenues from affiliate fees paid by cable television operators (including our cable television systems), DBS operators and telephone companies that provide video service and sales of advertising.  This segment’s financial performance is affected by the performance of all the teams presented and the attractiveness of its entertainment events and programming content.

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

Madison Square Garden’s regional sports programming business is affected by our ability to secure desired programming of professional sports teams and other sports-related programming, in addition to our proprietary programming.  The continued carriage and success of the teams that are telecast by us will impact our revenues from distribution and from the rates charged for affiliation and advertising, as well as the ability to attract advertisers.  Fuse’s business is affected by its ability to acquire or develop desired music related content for the network.  While Madison Square Garden’s regional sports programming business is widely distributed in the New York metropolitan area, it, along with Fuse, faces the same challenges in increasing affiliate fee and advertising revenues as the Rainbow segment’s programming businesses discussed above.

Madison Square Garden’s entertainment business is largely dependent on the continued success of our Radio City Christmas Spectacular and our touring Christmas shows, as well as the availability of, and our venues’ ability to attract, concerts, family shows and other events.

The dependence of this segment’s revenues on its sports teams and Christmas shows generally make it seasonal with a disproportionate share of its revenues and operating income being derived in the fourth quarter of each year.

Newspaper Publishing Group

The Newspaper Publishing Group, which accounted for approximately 1% of our consolidated revenues for the nine months ended September 30, 2008, consists of the Newsday daily newspaper, amNew York, Star Community Publishing Group, Island Publications and online websites including newsday.com and exploreLI.com.  See Note 4 of the condensed consolidated financial statements for a discussion of the Newsday Transaction which was completed on July 29, 2008.  The Company’s consolidated results of operations for the three and nine months ended September 30, 2008 include the operating results of the Newspaper Publishing Group subsequent to the closing date of the transaction.

The Newspaper Publishing Group’s revenue is derived primarily from the sale of advertising and the sale of newspapers (“circulation revenue”).  Our advertising revenue, which represented 81% of the segment’s total revenue for the period subsequent to July 29, 2008, is derived from printed ads that run in the newspaper and niche publications, preprinted advertisements that are inserted into the newspaper and preprinted sticky notes that are applied to the front of the paper.  In addition, advertising revenue also includes newspaper online advertising consisting of banner ads, video ads, floating ads, expanding ads, search engine advertising and online classified advertising for auto, recruitment and real estate.  The Newspaper Publishing Group’s financial success is largely dependent on advertising revenue.  Local economic conditions can affect the levels of retail and classified newspaper advertising revenue.  General economic conditions, changes in consumer spending, auto sales, housing sales, unemployment rates, job creation, readership and circulation levels and rates all impact demand for advertising.  Competition from other media, including internet distribution of content, other paid and free metropolitan and suburban newspapers, television, cable television, and radio broadcasters, websites, magazines, direct marketing and solo and shared mail programs, affects our ability to retain advertising clients and raise rates.  Seasonal variations in consumer spending can cause quarterly advertising revenues to fluctuate.  Second and fourth quarter advertising revenues are typically higher than first and third quarter advertising revenues, reflecting the historically slower economic activity in the winter and summer and the stronger fourth quarter holiday season.  All of these factors contribute to a challenging advertising sales environment and may adversely impact our ability to grow or maintain our revenues.

The Newspaper Publishing Group’s circulation revenue, which represented 17% of the segment’s total revenue for the period subsequent to July 29, 2008, is derived primarily from home delivery subscriptions, and single copy sales of newspapers at the newsstand or through local retail outlets.  A decrease in home delivery subscriptions and single copy sales of newspapers could adversely impact circulation revenue as well as advertising revenue.

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of revenues, net for the periods indicated.

STATEMENT OF OPERATIONS DATA

	Three Months Ended September 30,
	2008		2007
	Amount	% of Revenues, net	Amount	% of Revenues, net	Increase (Decrease) in Net Income
Revenues, net	$1,744,981	100%	$1,511,799	100%	$233,182

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	738,255	42	637,807	42	(100,448)
Selling, general and administrative	447,480	26	390,618	26	(56,862)
Restructuring charges	366	—	1,107	—	741
Depreciation and amortization (including impairments)	277,541	16	280,199	19	2,658
Operating income	281,339	16	202,068	13	79,271
Other income (expense):
Interest expense, net	(193,747)	(11)	(224,134)	(15)	30,387
Gain (loss) on sale of programming and affiliate interests	448	—	(618)	—	1,066
Gain (loss) on investments, net	13,324	1	(46,136)	(3)	59,460
Gain (loss) on equity derivative contracts, net	(4,731)	—	52,637	3	(57,368)
Loss on interest rate swap contracts, net	(29,852)	(2)	(51,452)	(3)	21,600
Write-off of deferred financing costs	—	—	(2,919)	—	2,919
Loss on extinguishment of debt	—	—	(19,113)	(1)	19,113
Minority interests	(454)	—	(401)	—	(53)
Miscellaneous, net	28	—	457	—	(429)
Income (loss) from continuing operations before income taxes	66,355	4	(89,611)	(6)	155,966
Income tax benefit (expense)	(39,286)	(2)	10,715	1	(50,001)
Income (loss) from continuing operations	27,069	2	(78,896)	(5)	105,965
Income (loss) from discontinued operations, net of taxes	32	—	(440)	—	472
Net income (loss)	$27,101	2%	$(79,336)	(5)%	$106,437

	Nine Months Ended September 30,
	2008		2007
		% of		% of	Increase
		Revenues,		Revenues,	(Decrease)
	Amount	net	Amount	net	in Net Income
Revenues, net	$5,178,094	100%	$4,642,416	100%	$535,678

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	2,240,378	43	2,053,732	44	(186,646)
Selling, general and administrative	1,286,632	25	1,161,850	25	(124,782)
Restructuring charges (credits)	(1,247)	—	2,562	—	3,809
Depreciation and amortization (including impairments)	826,155	16	843,497	18	17,342
Operating income	826,176	16	580,775	13	245,401
Other income (expense):
Interest expense, net	(582,727)	(11)	(686,020)	(15)	103,293
Equity in net income of affiliates	—	—	4,377	—	(4,377)
Gain on sale of programming and affiliate interests	448	—	183,270	4	(182,822)
Loss on investments, net	(75,811)	(1)	(31,505)	(1)	(44,306)
Gain on equity derivative contracts, net	62,490	1	61,225	1	1,265
Loss on interest rate swap contracts, net	(21,942)	—	(24,138)	(1)	2,196
Write-off of deferred financing costs	—	—	(2,919)	—	2,919
Loss on extinguishment of debt	(2,424)	—	(19,113)	—	16,689
Minority interests	(963)	—	814	—	(1,777)
Miscellaneous, net	1,188	—	1,908	—	(720)
Income from continuing operations before income taxes	206,435	4	68,674	1	137,761
Income tax expense	(111,657)	(2)	(53,586)	(1)	(58,071)
Income from continuing operations	94,778	2	15,088	—	79,690
Income (loss) from discontinued operations, net of taxes	(944)	—	197,175	4	(198,119)
Income before cumulative effect of a change in accounting principle	93,834	2	212,263	5	(118,429)
Cumulative effect of a change in accounting principle, net of taxes	—	—	(443)	—	443
Net income	$93,834	2%	$211,820	5%	$(117,986)

Comparison of Three and Nine Months Ended September 30, 2008 Versus Three and Nine Months Ended September 30, 2007

Consolidated Results – Cablevision Systems Corporation

The Company classifies its business interests into four reportable segments:

•	Telecommunications Services, consisting principally of our video, high-speed data, VoIP services and the commercial data and voice services operations of Optimum Lightpath;

•

Rainbow, consisting principally of interests in national and regional television programming networks, including AMC, IFC, WE tv, Sundance Channel (since June 16, 2008), News 12 and the VOOM HD Networks;

•

Madison Square Garden, consisting principally of its professional sports teams, a regional sports programming business and an entertainment business, as well as the operations of Fuse, a national music programming network; and

•

Newspaper Publishing Group, consisting of the Newsday daily newspaper, amNew York, Star Community Publishing Group, Island Publications and online websites including newsday.com and exploreLI.com. See Note 4 of the condensed consolidated financial statements for a discussion of the Newsday Transaction which was completed on July 29, 2008.

The Company allocates certain amounts of corporate overhead to each segment based upon their proportionate estimated usage of such services.  The segment financial information set forth below, including the discussion related to individual line items, does not reflect inter-segment eliminations unless specifically indicated.

See “Business Segments Results” for a more detailed discussion relating to the operating results of our segments.

Revenues, net for the three and nine months ended September 30, 2008 increased $233,182 (15%) and $535,678 (12%), respectively, as compared to revenues for the three and nine months ended September 30, 2007.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2008
Increase in revenues of the Telecommunications Services segment	$119,278	$348,442
Increase in revenues of the Rainbow segment	43,093	104,295
Increase in revenues of the Madison Square Garden segment	14,217	49,506
Revenues of the Newspaper Publishing Group subsequent to the date of the transaction on July 29, 2008	73,468	73,468
Other net decreases	(814)	(734)
Intersegment eliminations	(16,060)	(39,299)
	$233,182	$535,678

Technical and operating expenses (excluding depreciation, amortization and impairments) include primarily:

•	cable programming costs which are costs paid to programmers, net of amortization of any launch support received, for cable content and are generally paid on a per-subscriber basis;

•	network management and field service costs which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections;

•	contractual rights expense to broadcast certain live sporting events and contractual compensation expense pursuant to employment agreements with professional sports teams’ personnel;

•	amortization of costs to license programming, including program rights and production costs of our Rainbow and Madison Square Garden segments;

•	interconnection, call completion and circuit fees relating to our telephone and VoIP businesses which represent the transport and termination of calls with other telecommunications carriers; and

•	publication production and distribution costs of our Newspaper Publishing Group segment.

Technical and operating expenses (excluding depreciation and amortization and impairments) for the three and nine months ended September 30, 2008 increased $100,448 (16%) and $186,646 (9%), respectively, as compared to the three and nine months ended September 30, 2007.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2008
Increase in expenses of the Telecommunications Services segment	$42,512	$111,030
Increase in expenses of the Rainbow segment	14,185	15,006
Increase in expenses of the Madison Square Garden segment	14,341	55,247
Expenses of the Newspaper Publishing Group subsequent to the date of the transaction on July 29, 2008	42,265	42,265
Other net increases	1,762	17
Intersegment eliminations	(14,617)	(36,919)
	$100,448	$186,646

As a percentage of revenues, technical and operating expenses remained constant for the three months ended September 30, 2008 and decreased 1% for the nine months ended September 30, 2008, as compared to the same periods in 2007.

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, and costs of customer call centers.  Selling, general and administrative expenses increased $56,862 (15%) and $124,782 (11%) for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2008
Increase in expenses of the Telecommunications Services segment	$13,384	$48,690
Increase in expenses of the Rainbow segment	18,901	36,945
Increase in expenses of the Madison Square Garden segment	8,019	17,659
Expenses of the Newspaper Publishing Group subsequent to the date of the transaction on July 29, 2008	22,979	22,979
Other net increases (decreases)	(4,978)	889
Intersegment eliminations	(1,443)	(2,380)
	$56,862	$124,782

As a percentage of revenues, selling, general and administrative expenses remained constant for the three and nine months ended September 30, 2008 as compared to the same periods in 2007.

Restructuring charges (credits) amounted to $366 and $(1,247) for the three and nine months ended September 30, 2008 and $1,107 and $2,562 for the three and nine months ended September 30, 2007.  The charges (credits) for the three and nine months ended September 30, 2008 consisted primarily of adjustments to facility realignment provisions and severance provisions recorded in connection with prior restructuring plans.  The charges for the three and nine months ended September 30, 2007 related primarily to severance charges associated with the elimination of 52 positions at certain programming businesses within the Rainbow segment and net adjustments to facility realignment provisions recorded in connection with prior restructuring plans.

Depreciation and amortization (including impairments) decreased $2,658 (1%) and $17,342 (2%) for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007.  The net decrease for the three month period consisted of a net decrease in depreciation and amortization expense of $6,639 resulting primarily from certain assets becoming fully depreciated, partially offset by an increase of $3,981 representing the depreciation and amortization of the Newspaper Publishing Group subsequent to the date of the transaction on July 29, 2008.  The net decrease for the nine month period consisted of a net decrease in depreciation and amortization expense of $36,357 resulting primarily from certain assets becoming fully depreciated and certain asset retirements in the first quarter of 2007, partially offset by an impairment charge of $15,034 for the write-off of deferred carriage fees at VOOM after EchoStar Communications Corporation (“EchoStar”) ceased the distribution of VOOM in May 2008 and an increase of $3,981 representing the depreciation and amortization of the Newspaper Publishing Group subsequent to the date of the transaction on July 29, 2008.

Net interest expense decreased $30,387 (14%) and $103,293 (15%) for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007.  The net decreases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2008
Decrease due to lower average interest rates	$(35,030)	$(81,825)
Net decrease due to change in average debt balances	(6,961)	(37,102)
Lower interest income	10,546	16,294
Other net decreases	1,058	(660)
	$(30,387)	$(103,293)

Equity in net income of affiliates amounted to $4,377 for the nine months ended September 30, 2007.  This amount consisted of the Company’s share of the net income of certain businesses in which the Company did not have a majority ownership interest.  These investments were disposed of in June 2007.

Gain (loss) on sale of programming and affiliate interests amounted to $448 for both the three and nine months ended September 30, 2008 and resulted from the sale of our ownership interest in one of our developing programming businesses.  Gain (loss) on sale of programming and affiliate interests amounted to $(618) and $183,270 for the three and nine months ended September 30, 2007, respectively, and resulted from the sale of our 50% equity interest in the Fox Sports Net New England business in June 2007.

Gain (loss) on investments, net for the three and nine months ended September 30, 2008 of $13,324 and $(75,811), respectively, and $(46,136) and $(31,505) for the three and nine months ended September 30, 2007, respectively, consists primarily of the net increase or decrease in the fair value of Comcast, General Electric, Charter Communications, and Leapfrog common stock owned by the Company during the respective periods.  The effects of these gains and losses are partially offset by the losses and gains on related derivative contracts described below.

Gain (loss) on equity derivative contracts, net for the three and nine months ended September 30, 2008 of $(4,731) and $62,490, respectively, and $52,637 and $61,225 for the three and nine months ended September 30, 2007, respectively, consist of unrealized and realized gains and losses due to the change in fair value of the Company’s equity derivative contracts relating to the Comcast, Charter Communications, General Electric and Leapfrog shares owned by the Company during the respective periods.  The effects of these gains and losses are partially offset by the losses and gains on investment securities pledged as collateral which are included in gain (loss) on investments, net discussed above.

Loss on interest rate swap contracts, net amounted to $29,852 and $21,942 for the three and nine months ended September 30, 2008, respectively, and $51,452 and $24,138 for the three and nine months ended September 30, 2007, respectively, representing the changes in the fair values of the contracts.

Write-off of deferred financing costs of $2,919 for the three and nine month periods ended September 30, 2007 represents costs written off in connection with the partial redemption in August 2007 of Rainbow National Services’ senior subordinated notes due 2014.

Loss on extinguishment of debt of $2,424 for the nine months ended September 30, 2008 resulted from the repayment of the Company’s collateralized indebtedness relating to its holdings of shares of General Electric common stock during the second quarter of 2008.  Loss on extinguishment of debt of $19,113 for the three and nine months ended September 30, 2007 represents the excess of the redemption price over the carrying value of the $175,000 principal amount of Rainbow National Services’ senior subordinated notes due 2014 redeemed in August 2007.

Minority interests for the three and nine months ended September 30, 2008 of $(454) and $(963), respectively, and $(401) and $814, for the three and nine months ended September 30, 2007, respectively, represent other parties’ share of the net income or losses of entities which are not entirely owned by the Company, but which are consolidated in our financial statements.

Net miscellaneous income of $28 and $1,188 for the three and nine months ended September 30, 2008, respectively, and $457 and $1,908, for the three and nine months ended September 30, 2007, respectively, primarily includes dividends received on certain of the Company’s investment securities, net of other miscellaneous expenses.

Income tax expense attributable to continuing operations for the three months ended September 30, 2008 of $39,286 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state taxes, an increase in the valuation allowance of $784 relating to certain state net operating loss carry forwards, tax expense of $209 relating to unrecognized tax benefits and accrued interest recorded pursuant to Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $1,460 and $1,050, respectively.

Income tax expense attributable to continuing operations for the nine months ended September 30, 2008 of $111,657 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state taxes, an increase to the valuation allowance of $2,037 relating to certain state net operating loss carry forwards, tax expense of $2,032 relating to unrecognized tax benefits and accrued interest recorded pursuant to FIN 48, and the tax impact of non-deductible officers’ compensation and other non-deductible expenses of $4,458 and $3,848, respectively.

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

For the nine months ended September 30, 2008 and 2007, the Company has fully offset estimated taxable income with a net operating loss deduction.  However, the Company is subject to the federal alternative minimum tax and certain state and local income taxes that are payable quarterly.

In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period.  The estimated annual effective tax rate is revised on a quarterly basis and therefore may be different from the rate used for a prior interim period.  The income tax expense for the nine months ended September 30, 2007 was determined as if the interim period was a discrete period since the pretax loss for the interim period, excluding the gain on the sale of Fox Sports Net New England, was greater than the estimated pretax loss for the year.  However, the tax expense for the six months ended June 30, 2007 was determined using an estimated annual effective tax rate.  The difference in methodology from June 2007 to September 2007 resulted from a change in our projection of pretax income from continuing operations excluding the gain on the sale of Fox Sports Net New England.  After excluding the gain on the sale of Fox Sports Net New England, at September 30, 2007, we had estimated a pretax loss for 2007, whereas at June 30, 2007 we had estimated pretax income.  The income tax benefit for the three months ended September 30, 2007 is equal to the difference between the income tax provision for the six month and nine month periods ended June 30, 2007 and September 30, 2007.

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

Income (loss) from discontinued operations, net of taxes, for the three and nine months ended September 30, 2008 and 2007 reflects the following items, net of related income taxes and minority interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Gain (loss) on sale of Fox Sports Net Bay Area, net of taxes	$44	$(69)	$(3)	$187,784
Net operating results of Fox Sports Net Bay Area, net of taxes	—	—	—	4,827
Net operating results of the Rainbow DBS distribution business, net of taxes	(12)	(371)	(941)	4,564
	$32	$(440)	$(944)	$197,175

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

Business Segments Results – Cablevision Systems Corporation

Telecommunications Services

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for the Company’s Telecommunications Services segment:

	Three Months Ended September 30,
	2008		2007		Increase
	Amount	% of Revenues, net	Amount	% of Revenues, net	(Decrease) in Operating Income
Revenues, net	$1,298,749	100%	$1,179,471	100%	$119,278
Technical and operating expenses (excluding depreciation and amortization)	552,784	43	510,272	43	(42,512)
Selling, general and administrative expenses	241,433	19	228,049	19	(13,384)
Depreciation and amortization	221,669	17	233,100	20	11,431
Operating income	$282,863	22%	$208,050	18%	$74,813

	Nine Months Ended September 30,
	2008		2007		Increase
	Amount	% of Revenues, net	Amount	% of Revenues, net	(Decrease) in Operating Income
Revenues, net	$3,852,040	100%	$3,503,598	100%	$348,442
Technical and operating expenses (excluding depreciation and amortization)	1,621,389	42	1,510,359	43	(111,030)
Selling, general and administrative expenses	734,137	19	685,447	20	(48,690)
Depreciation and amortization	671,742	17	700,917	20	29,175
Operating income	$824,772	21%	$606,875	17%	$217,897

Revenues, net for the three and nine months ended September 30, 2008 increased $119,278 (10%) and $348,442 (10%), respectively, as compared to revenues, net for the same periods in the prior year.  The net increase is attributable to the following:

	Three Months Ended September 30,		Increase	Percent Increase
	2008	2007	(Decrease)	(Decrease)
Video (including analog, digital, pay-per-view, video-on-demand and digital video recorder)	$740,786	$688,716	$52,070	8%
High-speed data	276,100	254,155	21,945	9%
Voice	175,018	137,938	37,080	27%
Advertising	30,935	28,833	2,102	7%
Other (including installation, home shopping, advertising sales commissions, and other products)	23,897	25,847	(1,950)	(8)%
Total cable television	1,246,736	1,135,489	111,247	10%
Optimum Lightpath	62,690	55,296	7,394	13%
Intra-segment eliminations	(10,677)	(11,314)	637	6%
Total Telecommunications Services	$1,298,749	$1,179,471	$119,278	10%

	Nine Months Ended September 30,		Increase	Percent Increase
	2008	2007	(Decrease)	(Decrease)
Video (including analog, digital, pay-per-view, video-on-demand and digital video recorder)	$2,217,464	$2,071,673	$145,791	7%
High-speed data	821,099	750,995	70,104	9%
Voice	503,638	387,313	116,325	30%
Advertising	86,560	85,659	901	1%
Other (including installation, home shopping, advertising sales commissions, and other products)	73,931	78,619	(4,688)	(6)%
Total cable television	3,702,692	3,374,259	328,433	10%
Optimum Lightpath	183,570	159,353	24,217	15%
Intra-segment eliminations	(34,222)	(30,014)	(4,208)	(14)%
Total Telecommunications Services	$3,852,040	$3,503,598	$348,442	10%

Revenue increases reflected above are primarily derived from increases in the number of subscribers to our high-speed data and voice services, including additional services sold to our existing video subscribers (set forth in the table below), acquisition transactions that result in the addition of new subscribers, higher rates, and upgrades by video customers from the level of the programming package to which they subscribe, offset in part by offer discounts and other rate changes.  As a result, our average monthly revenue per basic video subscriber for the three months ended September 30, 2008 was $133.11 as compared with $120.91 for the three months ended September 30, 2007, a 10.1% increase.  Our average monthly revenue per basic video subscriber for the three months ended June 30, 2008 was $132.29.  The increase in Optimum Lightpath net revenues is primarily attributable to growth in Ethernet data services, partially offset by reduced traditional data services.

The following table presents certain subscriber information as of September 30, 2008 and September 30, 2007 for the Company’s cable television systems (excluding Optimum Lightpath):

	As of	As of	As of
	September 30,	June 30,	September 30,
	2008	2008	2007
		(in thousands)
Basic video customers	3,112	3,132	3,122
iO digital video customers	2,814	2,789	2,585
Optimum Online high-speed data customers	2,427	2,395	2,220
Optimum voice customers	1,825	1,766	1,490
Total revenue generating units	10,178	10,082	9,417

In the three and nine months ended September 30, 2008, the Company had a decline of 19,100 and 11,100 basic video customers, respectively, compared with a decline of 16,300 and 4,900 in the comparable periods in 2007.

In the three and nine months ended September 30, 2008, the Company added 95,600 and 552,900 revenue generating units (“RGUs”), respectively, as compared to 160,800 and 589,200 in the comparable periods in 2007, respectively.  The decline in growth of RGUs of 65,200 and 36,300 includes an increase in iO digital video customers of approximately 12,500 and 93,800 in the three and nine months ended, respectively, due to a digital migration initiative that eliminated the duplicate analog feeds of nine channels carried in digital. The growth in RGU additions in the three and nine months period ended September 30, 2008 slowed compared to the comparable periods in 2007 as a result of the Company’s relatively high penetration rates and, to a lesser extent, the effects of intensifying competition, particularly from Verizon.

Technical and operating expenses (excluding depreciation and amortization) for the three and nine months ended September 30, 2008 increased $42,512 (8%) and $111,030 (7%), respectively, compared to the same periods in 2007.  The net increase is attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2008
Increase in programming costs (including costs of on-demand services) due primarily to subscriber growth, expanded service offerings, programming rate increases and the cost to carry VOOM beginning July 1, 2007	$28,293	$75,171
Increase (decrease) in call completion and interconnection costs, taxes, and fees (net of related intra-segment eliminations). The increase for the nine month period is primarily due to higher VoIP fees and higher voice customers, partially offset by lower rates. The decrease in the three month period is primarily due to reduced VoIP fees resulting from the resolution of certain estimated fee reserves.	(2,609)	5,017
Increase in franchise fees	2,521	7,789
Increase in field service and network related costs primarily due to growth in revenue generating units and general cost increases	16,340	29,213
Net decrease in expense primarily due to presentation of certain customer related taxes as a reduction of revenue in 2008*	(2,034)	(5,921)
Intra-segment eliminations	60	3
Other net decreases	(59)	(242)
	$42,512	$111,030

*	Beginning in the fourth quarter of 2007, these taxes and fees are now being collected from customers by the Company as agent and, accordingly, are reported as a reduction of revenue.

As a percentage of revenues, technical and operating expenses remained constant for the three months ended September 30, 2008 and decreased 1% for the nine months ended September 30, 2008 as compared to the same periods in 2007.

Selling, general and administrative expenses increased $13,384 (6%) and $48,690 (7%) for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007.  The net increase is attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2008
Increase in sales and marketing costs	$5,021	$28,381
Increase in customer related costs (principally call center and billing related costs) primarily due to increased revenue generating units and general cost increases	6,884	14,960
Increase in other general and administrative costs	1,756	12,383
Decrease in share-based compensation expense and expenses related to Cablevision’s long-term incentive plans	(281)	(6,981)
Intra-segment eliminations	4	(53)
	$13,384	$48,690

As a percentage of revenues, selling, general and administrative expenses remained constant for the three months ended September 30, 2008 and decreased 1% for the nine months ended September 30, 2008 as compared to the same periods in 2007.

Depreciation and amortization decreased $11,431 (5%) and $29,175 (4%) for the three and nine months ended September 30, 2008, respectively, as compared to the same period in 2007.  The net decrease resulted primarily from lower depreciation due to certain assets becoming fully depreciated in 2007.

Rainbow

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for the Company’s Rainbow segment.  Beginning in the first quarter of 2008, Fuse has been included in the Madison Square Garden segment.  Prior to 2008, Fuse was included in the Rainbow segment.  Prior period segment information has been reported on a comparable basis, with Fuse reflected as part of the Madison Square Garden segment for all periods presented.

	Three Months Ended September 30,
	2008		2007		Increase
	Amount	% of Revenues, net	Amount	% of Revenues, net	(Decrease) in Operating Income
Revenues, net	$251,409	100%	$208,316	100%	$43,093
Technical and operating expenses (excluding depreciation, amortization and impairments)	93,832	37	79,647	38	(14,185)
Selling, general and administrative expenses	99,845	40	80,944	39	(18,901)
Restructuring charges	5	—	939	—	934
Depreciation and amortization (including impairments)	28,456	11	21,952	11	(6,504)
Operating income	$29,271	12%	$24,834	12%	$4,437

	Nine Months Ended September 30,
	2008		2007		Increase
	Amount	% of Revenues, net	Amount	% of Revenues, net	(Decrease) in Operating Income
Revenues, net	$716,255	100%	$611,960	100%	$104,295
Technical and operating expenses (excluding depreciation, amortization and impairments)	256,445	36	241,439	39	(15,006)
Selling, general and administrative expenses	286,668	40	249,723	41	(36,945)
Restructuring charges	355	—	2,272	—	1,917
Depreciation and amortization (including impairments)	85,413	12	66,477	11	(18,936)
Operating income	$87,374	12%	$52,049	9%	$35,325

The Rainbow segment’s operating income is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating income (loss):
AMC, WE tv and IFC	$64,286	$61,187	$195,425	$174,846
Other services	(35,015)	(36,353)	(108,051)	(122,797)
	$29,271	$24,834	$87,374	$52,049

Other services primarily consist of VOOM, News 12 Networks, IFC Entertainment, Rainbow Advertising Sales Corporation (“RASCO”), Lifeskool, sportskool (sold in September 2008), Rainbow Network Communications (“RNC”) and the results of Sundance’s operations from the date of acquisition (June 16, 2008) through September 30, 2008.  The operating losses from Rainbow’s other services were attributable primarily to VOOM and the News 12 Networks as well as losses at IFC Entertainment and RASCO.

Revenues, net for the three and nine months ended September 30, 2008 increased $43,093 (21%) and $104,295 (17%), respectively, as compared to revenues, net for the same periods in 2007.  The increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2008
Net increase in affiliate fee revenues and other revenue at Rainbow’s other services*	$19,766	$41,929
Increase in advertising revenues at the AMC, WE tv and IFC businesses	10,267	36,842
Increase in affiliate fee revenue and other revenue at the AMC, WE tv and IFC businesses resulting primarily from increases in viewing subscribers and rates.	10,376	23,866
Increase in advertising revenues at Rainbow’s other services	2,684	1,658
	$43,093	$104,295

*

Increase for the three months ended September 30, 2008 is primarily from the acquisition of Sundance in June 2008. Increase for the nine months ended September 30, 2008 is primarily from the acquisition of Sundance in June 2008 and from the growth in distribution of VOOM by Cablevision which launched July 2007, partially offset by the loss of EchoStar’s carriage of VOOM in May 2008.

The following table presents certain viewing subscriber information as of September 30, 2008 and 2007:

	As of September 30,
	2008	2007
	(in thousands)
Viewing Subscribers:
AMC	85,800	84,100
WE tv	59,400	55,600
IFC	48,200	42,800
Sundance	30,300	*

*                           The Sundance network was acquired by the Company on June 16, 2008.

Technical and operating expenses (excluding depreciation, amortization and impairments) for the three and nine months ended September 30, 2008 increased $14,185 (18%) and $15,006 (6%), respectively, compared to the same periods in 2007.  The increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2008
Increase in programming costs at the AMC, WE tv and IFC businesses due primarily to increased non-film programming costs, programming related costs and broadband/video-on-demand related costs	$5,887	$8,231
Increase resulting primarily from programming and contractual costs of Sundance from the date of acquisition and increased costs of RNC, partially offset by decreases at IFC Entertainment, Lifeskool and sportskool	8,298	6,775
	$14,185	$15,006

As a percentage of revenues, technical and operating expenses decreased 1% and 3% for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007.

Selling, general and administrative expenses increased $18,901 (23%) and $36,945 (15%) for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2008
Increase in selling, marketing and advertising costs at the AMC, WE tv and IFC businesses primarily related to an increase in marketing and promotion of original programming and an increase in advertising sales related expenses due to increased advertising sales revenue	$7,776	$25,220
Increase in administrative costs primarily related to legal expenses, rent related expenses, management fees paid to CSC Holdings driven by increased revenues, and the acquisition of Sundance in June 2008	10,493	21,361
Decrease in selling, marketing and advertising costs at Rainbow’s other services primarily related to lower marketing and promotional activities	(423)	(4,195)
Increase (decrease) in share-based compensation expense and expenses relating to Cablevision’s long-term incentive plans	1,055	(5,441)
	$18,901	$36,945

As a percentage of revenues, selling, general and administrative expenses increased 1% for the three months ended September 30, 2008 as compared to the same period in 2007 and decreased 1% for the nine months ended September 30, 2008 as compared to the same period in 2007.

Depreciation and amortization (including impairments) increased $6,504 (30%) and $18,936 (28%) for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007.  Amortization expense (including impairments) increased $7,806 and $23,094 for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007 primarily due to the amortization of amortizable intangible assets acquired in connection with the acquisition of Sundance and the write-off of $15,034 of deferred carriage fees at VOOM HD after EchoStar ceased the distribution of VOOM in May 2008.  Partially offsetting this increase was a decrease in depreciation expense of $1,302 and $4,158 for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007 primarily attributable to certain fixed assets becoming fully depreciated in 2007.

Madison Square Garden

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for Madison Square Garden.  Beginning in the first quarter of 2008, Fuse has been included in the Madison Square Garden segment.  Prior to 2008, Fuse was included in the Rainbow segment.  Prior period segment information has been reported on a comparable basis, with Fuse reflected as part of the Madison Square Garden segment for all periods presented.

	Three Months Ended September 30,				Increase
	2008		2007		(Decrease) in
	Amount	% of Revenues, net	Amount	% of Revenues, net	Operating Income
Revenues, net	$158,239	100%	$144,022	100%	$14,217
Technical and operating expenses (excluding depreciation and amortization)	82,524	52	68,183	47	(14,341)
Selling, general and administrative expenses	74,690	47	66,671	46	(8,019)
Restructuring charges	—	—	32	—	32
Depreciation and amortization	16,743	11	15,164	11	(1,579)
Operating loss	$(15,718)	(10)%	$(6,028)	(4)%	$(9,690)

	Nine Months Ended September 30,				Increase
	2008		2007		(Decrease) in
	Amount	% of Revenues, net	Amount	% of Revenues, net	Operating Income
Revenues, net	$637,150	100%	$587,644	100%	$49,506
Technical and operating expenses (excluding depreciation and amortization)	414,512	65	359,265	61	(55,247)
Selling, general and administrative expenses	199,042	31	181,383	31	(17,659)
Restructuring charges	—	—	224	—	224
Depreciation and amortization	49,622	8	47,049	8	(2,573)
Operating loss	$(26,026)	(4)%	$(277)	—%	$(25,749)

Revenues, net for the three and nine months ended September 30, 2008 increased $14,217 (10%) and $49,506 (8%), respectively, as compared to revenues for the same periods in 2007.  These net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2008
Higher network (MSG, MSG Plus and Fuse) affiliate fees	$10,333	$31,420
Higher revenues from entertainment events including the impact of a new Chicago venue	5,327	28,085
Impact of the termination of the operating agreements for two Connecticut venues effective July 1, 2007	—	(6,931)
Lower other network revenues, primarily decreased advertising sales at Fuse	(428)	(4,306)
Other net increases (decreases), primarily team related	(1,015)	1,238
	$14,217	$49,506

Technical and operating expenses (excluding depreciation and amortization) for the three and nine months ended September 30, 2008 increased $14,341 (21%) and $55,247 (15%), respectively, as compared to the same periods in 2007.  These increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2008
Higher network operating costs, primarily related to higher levels of programming costs at Fuse	$8,193	$19,813
Higher event related costs associated with the higher revenues from entertainment events discussed above	4,429	24,401
Impact of the termination of the operating agreements for two Connecticut venues effective July 1, 2007	—	(6,257)
Higher team operating expenses, primarily team personnel compensation for the nine month period	704	15,238
Other net increases	1,015	2,052
	$14,341	$55,247

As a percentage of revenues, technical and operating expenses increased 5% and 4% during the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007.

Selling, general, and administrative expenses for the three and nine months ended September 30, 2008 increased $8,019 (12%) and $17,659 (10%), respectively, as compared to the same periods in 2007.  These increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2008
Higher (lower) legal and other professional fees and provisions for litigation	$(6,253)	$1,170
Higher employee salaries and related benefits, including expenses relating to Cablevision’s long-term incentive plan	6,418	9,678
Higher marketing costs, primarily related to Fuse	4,498	6,851
Increase in share-based compensation expense	1,824	25
Other net increases (decreases)	1,532	(65)
	$8,019	$17,659

As a percentage of revenues, selling, general and administrative expenses increased 1% and remained constant during the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007.

Depreciation and amortization for the three and nine months ended September 30, 2008 increased $1,579 (10%) and $2,573 (5%), respectively, as compared to the same periods in 2007.   These increases resulted primarily from higher depreciation expense of $1,994 and $3,288 for the three and nine month periods, respectively, caused mainly by the acceleration of depreciation of certain Madison Square Garden Arena assets due to its planned renovation.

Newspaper Publishing Group

The table below sets forth certain financial information and the percentage that those items bear to revenues, net for the Newspaper Publishing Group segment for the period from the date of the Transaction (July 29, 2008) through September 30, 2008.

	For the period July 30, 2008 through September 30, 2008
	Amount	% of Net Revenues
Revenues, net	$73,468	100%
Technical and operating expenses (excluding depreciation and amortization)	42,265	58
Selling, general and administrative expenses	22,979	31
Depreciation and amortization	3,981	5
Operating income	$4,243	6%

Revenues, net for the period July 30, 2008 through September 30, 2008 amounted to $73,468 and is comprised of the following:

	For the period July 30, 2008 through September 30, 2008
	Amount	% of Net Revenues
Advertising Revenue	$59,638	81%
Circulation Revenue	12,627	17
Other Revenue	1,203	2
Revenues, net	$73,468	100%

The Newspaper Publishing Group’s advertising revenue is derived from printed ads that run in the newspaper and niche publications, preprinted advertisements that are inserted into the newspaper and preprinted sticky notes that are applied to the front of the paper.  In addition, advertising revenue also includes online advertising consisting of banner ads, video ads, floating ads, expanding ads, search engine advertising and online classified advertising for auto, recruitment and real estate.

A newspaper’s circulation is the number of copies it distributes on an average day.  The circulation revenue is comprised of home delivery subscriptions, single copy sales at the newsstand or local retail outlets and a small amount associated with Newspaper in Education programs whereby newspapers are delivered to local schools for education programs.

Technical and operating expenses (excluding depreciation and amortization) for the period July 30, 2008 through September 30, 2008 amounted to $42,265.  As a percentage of revenues, technical expenses accounted for 58% for the period July 30, 2008 through September 30, 2008.  Technical and operating expenses (excluding depreciation and amortization) are comprised primarily of production, distribution, editorial and newsprint expenses.

Selling, general, and administrative expenses for the period July 30, 2008 through September 30, 2008 amounted to $22,979.  As a percentage of revenues, selling, general and administrative expenses accounted for 31% for the period July 30, 2008 through September 30, 2008.  Selling, general, and administrative expenses include primarily direct sales expenses and costs of facility, information systems, finance,  and research and promotion.  Direct sales expenses accounted for approximately 40% of selling, general, and administrative expenses.

Depreciation and amortization for the period of July 30, 2008 through September 30, 2008 was $3,981 and represents the depreciation of property and equipment and the amortization of definite-lived intangible assets acquired in connection with the Newsday Transaction.

CSC HOLDINGS, INC.

The statements of operations of CSC Holdings are essentially identical to the statements of operations of Cablevision, except for the following:

•

Interest expense of $30,331 and $33,754 and $93,948 and $100,915 for the three and nine months ended September 30, 2008 and 2007, respectively, relating to $1,500,000 of Cablevision senior notes issued in April 2004 included in Cablevision’s consolidated statements of operations,

•	Interest income of $157 and $569 and $529 and $3,141 for the three and nine months ended September 30, 2008 and 2007, respectively, related to cash held at Cablevision,
•

Interest income of $10,664 included in CSC Holdings’ consolidated statements of operations for the three and nine months ended September 30, 2008 related to interest on 8% senior notes due 2012 and the accretion of the discount related to the notes issued by Cablevision in connection with the Newsday Transaction contributed to CSC Holdings (this interest income is eliminated in the condensed consolidated statements of operations of Cablevision), and

•

Income tax benefit (expense) of $16,347 and $(4,044) and $43,283 and $21,907 for the three and nine months ended September 30, 2008 and 2007, respectively, included in Cablevision’s consolidated statements of operations related to the items listed above.

Refer to Cablevision’s Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.

CASH FLOW DISCUSSION

Operating Activities

Net cash provided by operating activities amounted to $1,080,643 for the nine months ended September 30, 2008 compared to $628,129 for the nine months ended September 30, 2007.  The 2008 cash provided by operating activities resulted from $920,933 of income from continuing operations before depreciation and amortization, $364,390 of non-cash items, $18,635 from an increase in accounts payable and a $17,686 increase in deferred revenue.  Partially offsetting these increases were decreases in cash of $158,666 resulting from the acquisition of and payment of obligations relating to program rights, a $75,547 increase in current and other assets and a decrease of $6,788 in accrued and other liabilities.

The 2007 cash provided by operating activities resulted from $858,585 of income from continuing operations before depreciation and amortization, $279,636 of non-cash items and a $74,416 increase in deferred revenue, partially offset by the gain on the sale of affiliate interest of $183,270, the related cash sales proceeds of which are reflected in investing activities, and decreases in cash of $135,273 resulting from the acquisition of and payment of obligations relating to program rights, a $116,680 increase in current and other assets, and a $149,285 decrease in accrued and other liabilities.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2008 was $1,417,440 compared to $319,701 for the nine months ended September 30, 2007.  The 2008 investing activities consisted primarily of $725,357 of payments relating primarily to the acquisitions of Newsday and Sundance, $633,579 of capital expenditures ($574,348 of which related to our Telecommunications Services segment), $37,529 of other investments and other net cash payments aggregating $20,975.

The 2007 investing activities consisted primarily of $554,371 of capital expenditures ($515,098 of which related to our Telecommunications Services segment), partially offset by proceeds from the sale of the Company’s interest in Fox Sports Net New England of $208,119, net distributions from equity method investees of $24,506, and other net cash proceeds aggregating $2,045.

Financing Activities

Net cash provided by financing activities amounted to $326,012 for the nine months ended September 30, 2008 compared to net cash used in financing activities of $379,228 for the nine months ended

September 30, 2007.  In 2008, the Company’s financing activities consisted primarily of net proceeds of bank debt of $757,500, proceeds of $500,000 from the issuance of senior notes, and other net cash proceeds of $1,080, partially offset by the redemption of senior notes of $500,000, net repayments of collateralized indebtedness of $364,660, additions to deferred financing costs of $35,887, and dividend distributions to common shareholders of $32,021.

In 2007, the Company’s financing activities consisted primarily of a redemption of senior subordinated notes of $193,158, a payment of $68,978 representing the deemed purchase of treasury stock related to restricted stock awards that vested in the nine month period, dividend distributions relating to the exercise or vesting of equity based awards of $67,313, net repayments of bank debt of $61,250, and other net cash payments of $18,926, partially offset by proceeds from the exercise of stock options of $30,397.

Discontinued Operations

The net effect of discontinued operations on cash and cash equivalents amounted to an outflow of $7,066 for the nine months ended September 30, 2008 compared to a $354,646 inflow for the nine months ended September 30, 2007.

Operating Activities

Net cash used in operating activities of discontinued operations amounted to $59,904 for the nine months ended September 30, 2008 compared to net cash provided by operating activities of $17,827 for the nine months ended September 30, 2007.  The 2008 cash used in operating activities resulted from a $58,293 cash payment to settle the Loral contract dispute and a net loss of $1,611 before depreciation and amortization and non-cash items.

The 2007 period includes the operating results of Fox Sports Net Bay Area for the six months ended June 30, 2007.  The 2007 cash provided by operating activities resulted primarily from net income of $27,604 before depreciation and amortization and non-cash items, partially offset by a net change in assets and liabilities of $9,777.

Investing Activities

Net cash provided by investing activities of discontinued operations for the nine months ended September 30, 2008 was $52,838 compared to $312,358 for the nine months ended September 30, 2007.  The 2008 investing activities represent the decrease in restricted cash relating to the settlement of the Loral contract dispute.

The 2007 investing activities consisted of $366,031 of proceeds (net of cash on hand) from the sale of the Company’s interest in Fox Sports Net Bay Area, partially offset by an increase in restricted cash of $53,355 relating to the posting of a cash collateralized bond related to the Loral contract dispute and $318 of other net cash payments.

Liquidity and Capital Resources

Overview

Cablevision has no operations independent of its subsidiaries.  Cablevision’s outstanding securities consist of Cablevision NY Group Class A and Cablevision NY Group Class B common stock and $1,500,000 of debt securities held by third party investors.  In addition, in connection with the closing of the Newsday Transaction on July 29, 2008, Cablevision issued approximately $682,000 of its 8% senior notes due

2012 ($650,00 fair value at the closing date) which were contributed to CSC Holdings and are now held by Newsday Holdings, LLC, its 97.2% owned subsidiary.  Such notes are eliminated in Cablevision’s consolidated financial statements and are shown as notes due from Cablevision in the consolidated equity of CSC Holdings.

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

We have assessed the implications of the recent distress in the capital and credit markets on our ability to repay our scheduled debt maturities over the next twelve months and we believe that a combination of cash-on-hand, cash generated from operating activities and availability under our revolving credit facilities should provide us with sufficient liquidity to repay such scheduled debt maturities totaling $1.7 billion.  However, continued market disruptions could cause broader economic downturns, which may lead to lower demand for our products, such as cable television services, and entertainment, as well as lower levels of television and newspaper advertising, and increased incidence of customers’ inability to pay for the services we provide.  These events would adversely impact our results of operations, cash flows and financial position.  Although we currently believe that amounts available under our CSC Holdings’ and RNS revolving credit facilities will be available when, and if, needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets.  The obligations of the financial institutions under our revolving credit facilities are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.  We continue to evaluate options to manage our liquidity and capital structure.

The following table summarizes our outstanding debt, including capital lease obligations, as well as interest expense and capital expenditures as of and for the nine months ended September 30, 2008:

	Restricted Group	Rainbow National Services	Newsday LLC	Other Entities	Total CSC Holdings	Cablevision	Eliminations (c)	Total Cablevision

Bank debt (a)	$4,325,000	$671,250	$650,000	$—	$5,646,250	$—	$—	$5,646,250
Capital lease obligations	—	15,640	1,862	45,521	63,023	—	—	63,023
Senior notes and debentures (b)	3,697,058	298,947	—	—	3,996,005	2,151,266	(651,266)	5,496,005
Senior subordinated notes	—	323,501	—	—	323,501	—	—	323,501
Collateralized indebtedness relating to stock monetizations	—	—	—	450,657	450,657	—	—	450,657
Total debt	$8,022,058	$1,309,338	$651,862	$496,178	$10,479,436	$2,151,266	$(651,266)	$11,979,436
Interest expense	$393,556	$68,037	$11,535	$27,674	$500,802	$104,612	$(10,664)	$594,750
Capital expenditures	$573,626	$4,112	$805	$55,036	$633,579	$—	$—	$633,579

(a)       Required repayments of bank debt for the next twelve months are as follows: $27,500 in the fourth quarter of 2008 and $77,500 in each of the first three quarters of 2009.

(b)      $500,000 principal amount of Cablevision senior notes mature in April 2009 and $500,000 of CSC Holdings senior notes mature in July 2009 and $400,000 mature in August 2009.

(c)       Represents the elimination of the accreted value of the 8% senior notes due 2012 issued by Cablevision and contributed to CSC Holdings which in turn contributed such notes to Newsday Holdings LLC.

Restricted Group

As of September 30, 2008, CSC Holdings and certain of its subsidiaries, which conduct our cable television video operations (approximately 3.1 million basic video customers, including 2.8 million digital video customers), high-speed data service (approximately 2.4 million customers), and VoIP services operations (approximately 1.8 million customers), as well as Optimum Lightpath, our commercial data and voice service business, comprise the “Restricted Group” and are subject to the covenants and restrictions of the Restricted Group credit facility.  In addition, the Restricted Group is also subject to the covenants of the senior notes and debentures issued by CSC Holdings and Cablevision, which are generally less restrictive than those contained in the credit facility.

Sources of cash for the Restricted Group include primarily cash flow from the operations of the businesses in the Restricted Group, borrowings under its credit facility and issuance of notes and debentures in the capital markets and, from time to time, distributions or loans from its subsidiaries.  The Restricted Group’s principal uses of cash include capital spending, in particular the capital requirements associated with the growth of its services such as digital video, high-speed data and voice (including enhancements to its service offerings such as a broadband wireless network (WiFi)); debt service, including distributions made to Cablevision to service interest expense on its debt securities; distributions to Cablevision to fund dividends payable to stockholders of CNYG Class A and CNYG Class B common stock; other corporate expenses and changes in working capital; and investments that it may fund from time to time.  We currently expect that the net funding and investment requirements of the Restricted Group for the next 12 months, including the repayment of Cablevision senior notes aggregating $500,000 which mature in April 2009 and CSC Holdings senior notes aggregating $900,000 which mature in July and August 2009, will be met with one or more of the following: cash on hand, cash generated by operating activities, borrowings under the Restricted Group’s credit facility, or capital raised in the financial markets, subject to satisfactory terms and conditions.

The Restricted Group’s credit facility consists of three components: a $1,000,000 revolver, a $1,000,000 term A-1 loan facility and a $3,500,000 term B loan facility.  The three components of the Restricted Group credit facility are direct obligations of CSC Holdings, guaranteed by most Restricted Group subsidiaries and secured by the pledge of the stock of most Restricted Group subsidiaries.  As of September 30, 2008, $55,344 of the $1,000,000 revolving credit facility was restricted for certain letters of credit issued on behalf of CSC Holdings and $944,656 of the revolver was undrawn.  Outstanding borrowings under the term A-1 loan facility and term B loan facility were $912,500 and $3,412,500, respectively, at September 30, 2008.  The weighted average interest rates as of September 30, 2008 on borrowings under the term A-1 loan facility and term B loan facility were 3.819% and 4.569%, respectively.  The Restricted Group was in compliance with all of its financial covenants under its various credit agreements as of September 30, 2008.

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

Cablevision’s and CSC Holdings’ future access to the debt markets and the cost of any future debt issuances are also influenced by their credit ratings, which are provided by Moody’s Investors Service and Standard & Poor’s.  Key factors in the assessment of Cablevision’s and CSC Holdings’ credit ratings include Cablevision’s and CSC Holdings’ financial strength and flexibility, operating capabilities, management risk tolerance and ability to respond to changes in the competitive landscape.  The corporate credit rating for Cablevision and CSC Holdings is Ba3 by Moody’s with a stable outlook and BB by Standard & Poor’s with a negative outlook.  Any future downgrade to the Cablevision and/or CSC Holdings credit ratings by either rating agency could increase the interest rate on future debt issuances and could adversely impact our ability to raise additional funds.

In March 2008, the Company entered into several interest rate swap contracts that amended the terms of contracts (specifically maturity date and fixed rate paid by the Company) originally entered into in April 2006 with a notional amount of $3,700,000 to effectively fix borrowing rates on a substantial portion of our floating rate debt.  These contracts are not designated as hedges for accounting purposes.  As a result of these transactions, the interest rate paid on approximately 83% of the Company’s debt (excluding capital leases and collateralized indebtedness) as of September 30, 2008 is effectively fixed (51% is fixed based on the terms of certain of the Company’s senior and senior subordinated notes and debentures agreements and 32% is effectively fixed through utilization of these interest rate swap contracts).  The table below summarizes certain terms of these interest rate swap contracts as of September 30, 2008:

Maturity Date	Notional Amount	Weighted Average Fixed Rate Paid by the Company	Weighted Average Effective Floating Rate Received by the Company at September 30, 2008*
March 2010	$1,100,000	3.65%	2.82%
June 2012	$2,600,000	4.86%	2.82%

*                               Represents the floating rate received by the Company under its interest rate swap agreements at September 30, 2008 and does not represent the rates to be received by the Company on future payments.

Rainbow and Rainbow National Services

RNS, our wholly-owned subsidiary which owns the Company’s AMC, WE tv and IFC programming operations, generated positive cash from operating activities for the nine months ended September 30, 2008 and 2007.  Its cash flow from operations and proceeds from borrowings available to it provide the capital required for net funding and investment requirements of other Rainbow programming entities including the VOOM HD Networks and News 12 Networks subject to the applicable covenants and limitations contained in RNS’ financing agreements.  We currently expect that the net funding and investment requirements of RNS for the next 12 months will be met with one or more of the following: cash on hand, cash generated by operating activities and available borrowings under RNS’ bank credit facility.

RNS has an $800,000 senior secured credit facility, which consists of a $500,000 term A loan facility and a $300,000 revolving credit facility.  The term A loan facility matures June 30, 2013 and the revolving credit facility matures June 30, 2012.  Outstanding borrowings under the term loan facility and revolving credit facility were $481,250 and $190,000, respectively, at September 30, 2008.  At September 30, 2008, the weighted average interest rates on the term A loan facility and amounts drawn under the revolving credit facility were 3.488% and 3.648%, respectively.  RNS had $110,000 in undrawn revolver commitments at September 30, 2008.

On June 3, 2008, RNS entered into an Incremental Revolver Supplement (“Incremental Revolver”) whereby RNS received commitments from lenders in the amount of $280,000.  The interest rate under the Incremental Revolver is 2.0% over the Eurodollar rate for Eurodollar-based borrowings and 1.0% over the Base Rate for Base Rate borrowings (as defined in the Incremental Revolver).  The Incremental Revolver matures on June 30, 2012 and the terms and conditions of the Incremental Revolver are no more restrictive than those of the RNS credit facility currently outstanding.  RNS is obligated to pay fees of 0.375% per annum on any undrawn portion of the Incremental Revolver commitment balance.  Borrowings under the Incremental Revolver may be repaid without penalty at any time.  There were no borrowings outstanding under the Incremental Revolver facility at September 30, 2008.

RNS was in compliance with all of its financial covenants under its credit agreement and the incremental revolver as of September 30, 2008.  In addition, RNS is also subject to covenants of the senior and senior subordinated notes it has issued, which are generally less restrictive than those contained in the credit agreement.

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

The Company previously announced its intent to move forward with a major arena renovation plan and that it expected to spend approximately $500,000 through 2011 on this project.  The pre-construction planning of this renovation continues and the Company recently retained a project construction manager to develop a detailed project budget and project time-line.  While the Company is working towards completing the renovation within the original estimate and time frame, no assurance can be given that these cost and time estimates will be met.  The cost of the renovation is expected to be funded by Madison Square Garden through a combination of cash on hand, cash flow from its operations and/or new borrowings.

Newsday LLC

On July 29, 2008, Newsday LLC borrowed $650,000 under its new senior secured credit facility which was used primarily to distribute approximately $630,000 to Tribune Company (see Note 4 to the Company’s condensed consolidated financial statements).  Newsday’s senior secured credit facility, rated B1 by Moody’s and BB+ by Standard & Poor’s, is comprised of two components: a $525,000 9.75% fixed rate term loan facility and a $125,000 floating rate term loan facility.  The interest rate on the floating rate term loan facility is the Eurodollar rate (as defined) plus 5.50%, and at September 30, 2008 was approximately 7.96%.

Borrowings by Newsday LLC under its senior secured credit facility are guaranteed by Newsday Holdings LLC, NMG Holdings, Inc. and CSC Holdings on a senior unsecured basis and secured by a lien on the assets of Newsday LLC, and the Cablevision senior notes receivable held by Newsday Holdings LLC.

We currently expect that net funding and investment requirements for Newsday LLC for the next 12 months will be met with one or more of the following: cash on hand, cash generated by operating activities and interest income from the Cablevision senior notes receivable held by Newsday Holdings LLC.

Monetization Contract Maturities

In connection with the acquisition of Sundance Channel L.L.C. described below, the Company terminated the monetization contracts relating to 12,742,033 shares of common stock of General Electric Company and made payments to the counterparties aggregating $368,097.

In addition, monetization contracts covering our Comcast stock matured during 2008 as follows:

Number of Shares
April 2008	2,732,184
May 2008	2,668,875
August 2008	2,668,875

We settled our obligations under the related Comcast collateralized indebtedness, net of the value of the related equity derivative contracts, by delivering cash from the net proceeds of new monetization transactions covering an equivalent number of Comcast shares maturing in April 2010, June 2010 and August 2010, respectively.  The terms of the new contracts allow the Company to retain upside participation in Comcast shares up to each respective contract’s upside appreciation limit with downside exposure limited to the respective hedge price.

During the next twelve months, monetization contracts covering 10,738,809 shares of common stock of Comcast Corporation mature.  The Company intends to either settle such transactions by delivering shares of the applicable stock and the related equity derivative contracts or by delivering cash from the net proceeds of new monetization transactions.

Recent Events

Sundance Channel L.L.C.

On June 16, 2008, the Company acquired a 100% interest in Sundance Channel L.L.C. (see Note 4 to the Company’s condensed consolidated financial statements).

Newsday

On July 29, 2008, the Company completed a series of transactions in which the Company received an approximate 97.2% interest in a newly created limited liability company (“Newsday Holdings LLC”) between CSC Holdings and Tribune Company that included the net assets of Newsday Media Group (see Note 4 to the Company’s condensed consolidated financial statements).

Strategic Alternatives Review

On August 5, 2008, the Company announced that it would actively explore alternatives to close the value gap between its operating performance and the market value of its common stock.  Since that time, capital market conditions and the overall economy have deteriorated.  In light of these adverse changes, the Company is not actively pursuing any strategic alternatives at this time and is focusing on maintaining its strong operating performance.  The Company remains open at all times to pursue opportunistically attractive transactions, such as asset sales and stock repurchases.  The Company does not intend to further update this disclosure unless and until it has a specific transaction to disclose.  The Company will also consider opportunities to preserve its liquidity in ways that do not impede the growth of its core business.

Time Sharing Agreements

On November 5, 2008, the outstanding Time Sharing Agreements between CSC Transport, Inc., a wholly-owned subsidiary of the Company, and Sterling Aviation LLC, an entity owned by members of the Dolan family, were amended to apply to the helicopters currently owned and operated by the Company and to provide that the Company can in the future change the list of helicopters covered by the agreements.

Managing our Interest Rate and Equity Price Risk

Interest Rate Risk

To manage interest rate risk, we have entered into various interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates.  Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment.  We do not enter into interest rate swap contracts for speculative or trading purposes and have only entered into transactions with counterparties that are rated investment grade.  The Company monitors the financial institutions that are counterparties to our interest rate swap contracts and we diversify our swap contracts among various counterparties to mitigate exposure to any single financial institution.

Our interest rate derivative transactions have been entered into by CSC Holdings.  All such contracts are carried at their fair values on our consolidated balance sheets, with changes in value reflected in the consolidated statements of operations.

Equity Price Risk

We have entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of common stock of Comcast Corporation.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of September 30, 2008, we did not have an early termination shortfall relating to any of these contracts.  The underlying stock and the equity collars are carried at fair value on our consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.

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

The Company monitors the financial institutions that are counterparties to our equity derivative contracts and we diversify our equity derivative contracts among various counterparties to mitigate exposure to any single financial institution.

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“Statement No. 161”). Statement No. 161 requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows.  Statement No. 161 is effective for the Company on January 1, 2009.  The impact of this standard will be to expand disclosures regarding the Company’s derivative instruments.

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

Valuation of Financial Instruments

The Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement No. 157”) effective January 1, 2008 for financial assets and financial liabilities.  Statement No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and enhances disclosure requirement for fair value measurements.  For a discussion regarding the measurement of the fair value of the Company’s financial instruments, see Note 12 to the combined notes to the condensed consolidated financial statements.

Equity Price Risk

The Company is exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast Corporation common stock held by us.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts’ actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts’ actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of September 30, 2008, we did not have an early termination shortfall relating to any of these contracts.

The underlying stock and the equity collars are carried at fair value on our consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.  The carrying value of our collateralized indebtedness amounted to $450,657 at September 30, 2008.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.

As of September 30, 2008, the fair value and the carrying value of our holdings of Comcast common stock aggregated $421,606.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $42,161.  As of September 30, 2008, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $62,721, a net receivable position.  For the three and nine months ended September 30, 2008, we recorded a net gain (loss) on our outstanding equity derivative contracts of $(4,731) and $62,490, respectively.  For the three and nine months ended September 30, 2008, we also recorded unrealized and realized gains (losses), net of $14,176 and $(73,785), respectively, on our holdings of Comcast and GE common stock that we held during the respective periods.

Fair Value of Equity Derivative Contracts
Fair value as of December 31, 2007, net receivable position	$51,162
Change in fair value, net	62,490
Settlement of contracts	(50,931)
Fair value as of September 30, 2008, net receivable position	$62,721

The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for each security monetized via an equity derivative prepaid forward contract are summarized in the following table:

	# of Shares		Hedge Price	Cap Price (b)
Security	Deliverable	Maturity	per Share (a)	Low	High
Comcast	2,668,875	2008	$17.90	$22.38	$22.38
	10,738,809	2009	$17.80 - $27.49	$23.13	$32.99
	8,069,934	2010	$20.03 - $22.07	$30.04	$33.10

(a)                    Represents the price below which we are provided with downside protection and above which we retain upside appreciation.  Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.

(b)                   Represents the price up to which we receive the benefit of stock price appreciation.

In addition, at September 30, 2008, the Company had other investment securities with a carrying value of approximately $8,358.  Assuming a 10% change in the price of the securities, the potential change in the fair value of these investments would be approximately $836.

Fair Value of Debt:  Based on the level of interest rates prevailing at September 30, 2008, the fair value of our fixed rate debt of $5,998,830 was less than its carrying value of $6,295,165 by $296,335.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at September 30, 2008 would increase the estimated fair value of our fixed rate debt by $193,700 to $6,192,530.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

Interest Rate Derivative Contracts:  Our exposure to interest rate movements results from our use of floating and fixed rate debt to fund the approximately $3 billion special dividend paid in 2006, our working capital, capital expenditures, and other operational and investment requirements.  To manage interest rate risk, from time to time we have entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates.  Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment.  We do not enter into interest rate swap contracts for speculative or trading purposes and have only entered into transactions with counterparties that are rated investment grade.  The Company monitors the financial institutions that are counterparties to our interest rate swap contracts and we diversify our swap contracts among various counterparties to mitigate exposure to any single financial institution.  Our interest rate derivative transactions have been entered into by

CSC Holdings.  All such contracts are carried at their fair values on our consolidated balance sheets, with changes in fair value reflected in the consolidated statements of operations.

In March 2008, the Company entered into several interest rate swap contracts that amended the terms of existing contracts (specifically maturity date and fixed rate paid by the Company) originally entered into in April 2006 in the notional amount of $3,700,000 to effectively fix borrowing rates on floating rate debt.  As of September 30, 2008, these interest rate swap contracts had a fair value and carrying value of $98,084, a net liability position, as reflected under derivative contracts in our consolidated balance sheet.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point decrease in interest rates prevailing at September 30, 2008 would increase our liability under these derivative contracts by approximately $92,122 to a liability of $190,206.

For the nine months ended September 30, 2008, we recorded a net loss on interest swap contracts of $22,218, as detailed in the table below:

Fair Value of Interest Rate Swap Contracts
Fair value as of December 31, 2007, a net payable position	$(108,141)
Change in fair value, net	10,057
Fair value as of September 30, 2008, a net payable position	$(98,084)
Change in fair value, net	$10,057
Realized loss resulting from net cash payments	(32,275)
Net loss on interest rate swap contracts	$(22,218)

At September 30, 2008, the Company had an outstanding prepaid interest rate swap with a notional contract value of approximately $48,620 entered into in connection with our monetization transactions.  This swap matures in 2009 and coincides with its related prepaid equity forward contract maturity.  As of September 30, 2008, the fair value of our prepaid interest rate derivative contracts was $1,243, a net payable position.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 100 basis point decrease in interest rates from September 30, 2008 prevailing levels would increase our liability under these derivative contracts by $1 to a liability of $1,244.

For the nine months ended September 30, 2008, we recorded a net gain on such derivative contracts of $276 as detailed below:

Fair Value of Prepaid Interest Rate Swap Contracts
Fair value as of December 31, 2007, a net payable position	$(5,009)
Change in fair value, net	3,766
Fair value as of September 30, 2008, a net payable position	$(1,243)
Change in fair value, net	$3,766
Realized loss resulting from net cash payments	(3,490)
Net gain on prepaid interest rate swap contracts	$276

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Cablevision’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Securities and Exchange Commission rules).

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control

During the nine months ended September 30, 2008, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.        OTHER INFORMATION

Item 1.            Legal Proceedings

Tracking Stock Litigation

In August 2002, purported class actions naming as defendants Cablevision and each of its directors were filed in the Delaware Chancery Court.  The actions, which alleged breach of fiduciary duties and breach of contract with respect to the exchange of the Rainbow Media Group tracking stock for Cablevision NY Group common stock, were purportedly brought on behalf of all holders of publicly traded shares of Rainbow Media Group tracking stock.  The actions sought to (i) enjoin the exchange of Rainbow Media Group tracking stock for Cablevision NY Group common stock, (ii) enjoin any sales of “Rainbow Media Group assets,” or, in the alternative, award rescissory damages, (iii) if the exchange is completed, rescind it or award rescissory damages, (iv) award compensatory damages, and (v) award costs and disbursements.  The actions were consolidated into one action on September 17, 2002, and on October 3, 2002, Cablevision filed a motion to dismiss the consolidated action.  The action was stayed by agreement of the parties pending resolution of a related action brought by one of the plaintiffs to compel the inspection of certain books and records of Cablevision.  On October 26, 2004, the parties entered into a stipulation dismissing the related action, and providing for Cablevision’s production of certain documents. On December 13, 2004, plaintiffs filed a consolidated amended complaint.  Cablevision filed a motion to dismiss the amended complaint.  On April 19, 2005, the court granted that motion in part, dismissing the breach of contract claim but declining to dismiss the breach of fiduciary duty claim on the pleadings.

In August 2003, a purported class action naming as defendants Cablevision, directors and officers of Cablevision and certain current and former officers and employees of the Company’s Rainbow Media Holdings and American Movie Classics subsidiaries was filed in New York Supreme Court by the Teachers Retirement System of Louisiana (“TRSL”).  The actions related to the August 2002 Rainbow Media Group tracking stock exchange and alleged, among other things, that the exchange ratio was based upon a price of the Rainbow Media Group tracking stock that was artificially deflated as a result of the improper recognition of certain expenses at the national services division of Rainbow Media Holdings.  The complaint alleged breaches by the individual defendants of fiduciary duties.  The complaint also alleged breaches of contract and unjust enrichment by Cablevision.  The complaint sought monetary damages and such other relief as the court deems just and proper.  On October 31, 2003, Cablevision and other defendants moved to stay the action in favor of the previously filed actions pending in Delaware or, in the alternative, to dismiss for failure to state a claim.  On June 10, 2004, the court stayed the action on the basis of the previously filed action in Delaware.  TRSL subsequently filed a motion to vacate the stay in the New York action, and simultaneously filed a motion to intervene in the Delaware action and to stay that action.  Cablevision opposed both motions.  On April 19, 2005, the court in the Delaware action denied the motion to stay the Delaware action and granted TRSL’s motion to intervene in that action.  On June 22, 2005, the court in the New York action denied TRSL’s motion to vacate the stay in that action.

Cablevision reached an agreement in principle with respect to the settlement of the Delaware action in the quarter ended June 30, 2007.  In September 2008, the settlement, as revised following further negotiations, was approved by the Delaware Chancery Court.  Pursuant to the settlement, both the Delaware action and the New York action have been dismissed with prejudice.

The Wiz Bankruptcy

TW, Inc. (“TW”), a former subsidiary of the Company and operator of The Wiz consumer retail electronics business, is the subject of a Chapter 11 bankruptcy proceeding in the U.S. Bankruptcy Court for the District of Delaware.  In February 2005, TW filed a complaint in the bankruptcy proceeding against Cablevision and certain of its affiliates seeking recovery of alleged preferential transfers in the aggregate amount of $193.5 million.  Also in February 2005, the Official Committee of Unsecured Creditors of TW (the “Committee”) filed a motion seeking authority to assume the prosecution of TW’s alleged preference claims and to prosecute certain other causes of action.  The bankruptcy court granted the Committee’s motion on or about March 10, 2005, thereby authorizing the Committee, on behalf of TW, to continue the preference suit and to assert other claims.  On March 12, 2005, the Committee filed a complaint in the bankruptcy court against Cablevision, certain of its affiliates, and certain present and former officers and directors of Cablevision and of its former subsidiary Cablevision Electronics Investments, Inc. (“CEI”).  The Committee’s complaint, as amended, asserts preferential transfer claims allegedly totaling $193.9 million, breach of contract, promissory estoppel, and misrepresentation claims allegedly totaling $310 million, and fraudulent conveyance, breach of fiduciary duty, and other claims seeking unspecified damages.  On June 30, 2005, Cablevision filed a motion to dismiss several of the claims in the amended complaint.  On October 31, 2005, the bankruptcy court denied the motion to dismiss.  The bankruptcy court’s ruling on the motion to dismiss allowed the Committee to proceed with its claims against Cablevision and the other defendants.  A hearing on solvency issues was held November 29 and 30, 2007.  At that hearing, the court ruled that the Committee had failed to prove that CEI was insolvent at any point before 2003, a ruling that the Company believes will have the effect of significantly limiting many of the Committee’s claims. The Committee has filed a notice of appeal of that ruling.  The case is currently in court ordered mediation.  Until the mediation concludes, the case is being held in abeyance.  Cablevision believes that the claims asserted by the Committee are without merit and is contesting them vigorously.

Patent Litigation

Cablevision is named as a defendant in certain lawsuits claiming infringement of various patents relating to various aspects of the Company’s businesses.  In certain of these cases other industry participants are also defendants.  In certain of these cases the Company expects that any potential liability would be the responsibility of the Company’s equipment vendors pursuant to applicable contractual indemnification provisions.  To the extent that the allegations in these lawsuits have been analyzed by the Company at the current stage of their proceedings, the Company believes that the claims are without merit and intends to defend the actions vigorously.  The final disposition of these actions is not expected to have a material adverse effect on the Company’s consolidated financial position.

EchoStar Contract Dispute

In 2005, subsidiaries of the Company entered into agreements with EchoStar and its affiliates by which EchoStar Media Holdings Corporation acquired a 20% interest in VOOM HD Holdings LLC (“VOOM HD”) and EchoStar Satellite LLC (“EchoStar Satellite”) agreed to distribute VOOM on its DISH Network for a 15-year term.  The affiliation agreement with EchoStar Satellite for such distribution provides that if VOOM HD fails to spend 100 million per year (subject to reduction to the extent that the number of offered channels is reduced to fewer than 21), up to a maximum of $500 million in the aggregate, on

VOOM, EchoStar Satellite may seek to terminate the agreement under certain circumstances.  On January 30, 2008, EchoStar Satellite purported to terminate the affiliation agreement, effective February 1, 2008, based on its assertion that VOOM HD had failed to comply with this spending provision in 2006.  On January 31, 2008, VOOM HD sought and obtained a temporary restraining order from New York Supreme Court for New York County prohibiting EchoStar Satellite from terminating the affiliation agreement.  In conjunction with its request for a temporary restraining order, VOOM HD also requested a preliminary injunction and filed a lawsuit against EchoStar Satellite asserting that EchoStar Satellite did not have the right to terminate the affiliation agreement.  Separately, on February 1, 2008, EchoStar Satellite began to distribute VOOM in a manner that the Company believes violates EchoStar Satellite’s obligations under the affiliation agreement.  On February 4, 2008, VOOM HD notified EchoStar Satellite of its position that this new distribution constitutes a material breach of the affiliation agreement and reserved all its rights and remedies.  On March 10, 2008, EchoStar Satellite answered VOOM HD’s complaint and asserted certain counterclaims.  On April 21, 2008, VOOM HD replied to EchoStar Satellite’s counterclaims.  In a decision filed on May 5, 2008, the court denied VOOM HD’s motion for a preliminary injunction.  On or about May 13, 2008, EchoStar Satellite ceased distribution of VOOM on its DISH Network.  On May 27, 2008, VOOM HD amended its complaint to seek damages for EchoStar’s improper termination of the affiliation agreement.  On June 24, 2008, EchoStar Satellite answered VOOM HD’s amended complaint and asserted certain counterclaims.  On July 14, 2008, VOOM HD replied to EchoStar Satellite’s counterclaims.  The Company believes that the counterclaims asserted by EchoStar Satellite are without merit.  The lawsuit filed by VOOM HD remains pending.

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

On June 4, 2008, the Company, on the determination of the SLC, entered into a Stipulation and Agreement of Settlement (the “Settlement Agreement”) with the plaintiffs and most of the defendants in these lawsuits.  Under the Settlement Agreement, the settling defendants agreed to provide to the Company aggregate consideration valued at approximately $24.4 million, in the form of a combination of cash payments, repricing the exercise price of outstanding options and SARs, return of outstanding common stock, restricted stock units, options and SARs (including rights to the $10 special dividend paid by the Company in 2006), and surrender of potential contractual claims.  In addition, the Company’s director and officer liability insurer agreed to make a payment to the Company of $10 million.  As contemplated by the Settlement Agreement, on June 16, 2008, the trial court in the Nassau County action issued an order approving the publication of a notice of the proposed settlement and scheduling a hearing for September 9, 2008 to determine whether to approve the settlement.  On September 15, 2008, the court approved the Settlement Agreement in its entirety and awarded plaintiffs’ counsel fees and expenses, to be paid out of the settlement proceeds, of $7.1 million.  The court’s approval is now final and all claims in the state case are dismissed; we anticipate that, pursuant to the settlement, all claims against the settling defendants in the federal case will be dismissed in the near future.  The financial statement impact of the Settlement Agreement was not material and was recognized in September 2008.

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

On March 20, 2008, the plaintiffs filed a second amended complaint.  The second amended complaint contains many of the same allegations as the plaintiffs’ original complaint, with limited modifications to address certain of the deficiencies identified in the court’s March 13 order.  Two of the principal modifications were (1) to reform the relief requested from an order requiring programmers and cable providers to offer channels on an “a la carte” basis, to an order requiring programmers and cable providers to offer the option to purchase on an unbundled basis; and (2) to allege that certain non-defendant programmers have been excluded from the market.  On April 22, 2008, the defendants filed joint motions to dismiss the second amended complaint.  The court denied those motions on June 26, 2008.  On August 1, 2008, Cablevision filed an answer to the second amended complaint.  Discovery is currently underway.  The Company intends to defend against this lawsuit vigorously.

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

On October 10, 2008, the court denied the NHL’s motion to dismiss with respect to MSG’s challenge to the NHL’s “new media” policies, but granted partial summary judgment dismissing MSG’s other claims.  MSG’s motion to dismiss the NHL’s counterclaims remains pending.

Newsday

On December 17, 2007, Newsday reached a non-prosecution agreement with the United States Attorney’s Office for the Eastern District of New York that ended a federal inquiry into the circulation practices of Newsday and Hoy, New York.  The agreement recognized, among other things, Newsday’s full cooperation with the investigation and the implementation of new practices and procedures to prevent improper circulation practices.  The Company’s subsidiary that acquired approximately 97.2% of the newspaper publishing business has agreed to be bound by Newsday’s obligations to cooperate with the government in any proceedings relating to the improper circulation practices and to maintain in effect the remedial practices and procedures called for by the non-prosecution agreement.  See Note 4 for more information related to the Newsday Transaction.

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

Item 1A.         Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2007 includes “Risk Factors” under Item 1A of Part I.  The following discussion is intended to update and supplement certain matters discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the three months ended June 30, 2008 filed on August 1, 2008.

If the world-wide financial crisis continues, the volatility and disruptions in the capital and credit markets could adversely affect our business, including affecting the cost of new capital, our ability to refinance our scheduled debt maturities and meet our other obligations as they come due.

The capital and credit markets have been experiencing extreme volatility and disruption.  In recent weeks, the volatility and disruption have reached unprecedented levels.  The markets have exerted extreme downward pressure on stock prices, upward pressure on the cost of new debt capital and credit availability for issuers.

We rely on the capital markets, particularly for offerings of debt securities, as well as the credit markets, to meet our financial commitments and liquidity needs.  The disruptions in the capital and credit markets could adversely affect our ability to refinance on satisfactory terms, or at all, $1.7 billion of scheduled debt maturities (which includes scheduled repayments under certain of our credit facilities) through

2009 and could adversely affect our ability to draw on our revolving credit facilities.  There can be no assurances that the disruptions in the capital and credit markets will subside sufficiently to allow us to timely refinance our 2009 maturities on satisfactory terms.

Although we believe that a combination of cash-on-hand, cash generated from operating activities and availability under our revolving credit facilities should provide us with sufficient liquidity to repay our 2009 debt maturities, if we do not repay our debt obligations when they become due and do not otherwise comply with the covenants and restrictions in our indentures, credit facilities and agreements governing our other indebtedness, we would be in default under those agreements, and the debt incurred under those agreements could then be declared immediately due and payable.  In addition, any default under our indentures, credit facilities or agreements governing our other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross acceleration or cross-default provisions.  If the indebtedness under our indentures, credit facilities and our other debt instruments were accelerated, we would not have sufficient assets to repay amounts due thereunder.  To avoid a default, we could be required to defer capital expenditures, sell assets, seek strategic investments from third parties or reduce or eliminate dividend payments or other discretionary uses of cash. However, if such measures were to become necessary, there can be no assurance that we would be able to sell sufficient assets or raise strategic investment capital sufficient to meet our scheduled debt maturities as they come due.  In addition, any significant reduction in necessary capital expenditures could adversely affect our ability to retain our existing customer base and obtain new customers which would adversely affect our future operating results, cash flows and financial position.

The disruptions in the capital and credit markets have also resulted in higher interest rates on publicly issued debt securities and increased costs under credit facilities. Continuation of these disruptions would increase our interest expense, adversely affecting our results of operations and financial position.

Our access to funds under our revolving credit facilities is dependent on the ability of the financial institutions that are parties to those facilities to meet their funding commitments. Those financial institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.  Moreover, the obligations of the financial institutions under our revolving credit facilities are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.

Longer term volatility and continued disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation of financial institutions, reduced alternatives or failures of significant financial institutions could adversely affect our access to the liquidity needed for our businesses in the longer term. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged.

Continued market disruptions could cause broader economic downturns, which may lead to lower demand for our products, such as cable television services and entertainment, as well as lower levels of television and newspaper advertising, and increased incidence of customers’ inability to pay for the services we provide.  These events would adversely impact our results of operations, cash flows and financial position.

Item 6.	Exhibits

(a)	Index to Exhibits.

	10.1	Amendment to Time Sharing Agreements between CSC Transport, Inc. and Sterling Aviation LLC

	31.1	Section 302 Certification of the CEO

	31.2	Section 302 Certification of the CFO

	32	Section 906 Certification of the CEO and CFO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CABLEVISION SYSTEMS CORPORATION
CSC HOLDINGS, INC.

Date:	November 6, 2008		/s/ Michael P. Huseby
		By:	Michael P. Huseby as Executive Vice President and Chief Financial Officer of Cablevision Systems Corporation and CSC Holdings, Inc.

Date:	November 6, 2008	By:	/s/ Wm. Keith Harper
Wm. Keith Harper as Senior Vice President and Controller and Principal Accounting Officer of Cablevision Systems Corporation and CSC Holdings, Inc.