Form 10-Q
period 2013-06-30
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS LLC
filed 2013-08-02
CIK 1053112, 784681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-14764	Cablevision Systems Corporation	11-3415180
Delaware
1111 Stewart Avenue
Bethpage, New York 11714
(516) 803-2300

1-9046	CSC Holdings, LLC	27-0726696
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

Cablevision Systems Corporation	Yes	☒	No	☐
CSC Holdings, LLC	Yes	☒	No	☐

Indicate by check mark whether the Registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the

Registrants were required to submit and post such files).                                                                                                                                                        Yes      ☒         No  ☐

Indicate by check mark whether each Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

	Large accelerated filer				Accelerated filer				Non-accelerated filer				Smaller Reporting Company
Cablevision Systems Corporation	Yes	☒	No	☐	Yes	☐	No	☒	Yes	☐	No	☒	Yes	No	☒
CSC Holdings, LLC	Yes	☐	No	☒	Yes	☐	No	☒	Yes	☒	No	☐	Yes	No	☒

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Cablevision Systems Corporation	Yes	☐	No	☒
CSC Holdings, LLC	Yes	☐	No	☒

Number of shares of common stock outstanding as of July 26, 2013:

Cablevision NY Group Class A Common Stock -	213,259,742
Cablevision NY Group Class B Common Stock -	54,137,673
CSC Holdings, LLC Interests of Member -	17,631,479

CSC Holdings, LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format applicable to CSC Holdings, LLC.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I.	FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q for the period ended June 30, 2013 is separately filed by Cablevision Systems Corporation ("Cablevision") and CSC Holdings, LLC ("CSC Holdings" and collectively with Cablevision and their subsidiaries, the "Company", "we", "us" or "our").

This Quarterly Report contains statements that constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995.  In this Quarterly Report there are statements concerning our future operating results, future financial performance, and the expected timing of transactions.  Words such as "expects", "anticipates", "believes", "estimates", "may", "will", "should", "could", "potential", "continue", "intends", "plans" and similar words and terms used in the discussion of future operating results, future financial performance and future events identify forward-looking statements.  Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors.  Factors that may cause such differences to occur include, but are not limited to:

•	the level of our revenues;
•	competition for subscribers from existing competitors (such as telephone companies, direct broadcast satellite ("DBS") distributors, and Internet-based providers) and new competitors (such as high-speed wireless providers) entering our franchise areas;
•	demand for our video, high-speed data and voice services, which is impacted by competition from other services and the other factors discussed herein;
•	industry conditions;
•	changes in the laws or regulations under which we operate;
•	the outcome of litigation and other proceedings, including the matters described in Note 13 of the combined notes to our condensed consolidated financial statements;
•	general economic conditions in the areas in which we operate;
•	the state of the market for debt securities and bank loans;
•	demand for advertising in our newspapers along with subscriber and single copy outlet sales demand for our newspapers;
•	the level of our capital expenditures;
•	the level of our expenses, including the cost of programming;
•	future acquisitions and dispositions of assets;
•	market demand for new services;
•	demand for advertising on our cable television systems;
•	the tax-free treatment of the MSG Distribution and the AMC Networks Distribution (each as defined herein);
•	whether pending uncompleted transactions, if any, are completed on the terms and at the times set forth (if at all);
•	other risks and uncertainties inherent in the cable television and newspaper publishing businesses, and our other businesses;
•	financial community and rating agency perceptions of our business, operations, financial condition and the industries in which we operate; and
•	the factors described in our filings with the Securities and Exchange Commission, including under the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein.

We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.

Item 1.	Financial Statements

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS

Current Assets:

Cash and cash equivalents	$449,510	$332,610
Accounts receivable, trade (less allowance for doubtful accounts of $15,525 and $13,521)	256,389	315,113
Prepaid expenses and other current assets	139,997	131,841
Amounts due from affiliates	2,673	5,339
Deferred tax asset	325,378	139,523
Investment securities pledged as collateral	449,741	401,417
Assets held for sale	34,513	51,709
Total current assets	1,658,201	1,377,552

Property, plant and equipment, net of accumulated depreciation of $9,224,430 and $9,230,326	2,967,316	2,929,933
Other receivables	3,865	4,268
Investment securities pledged as collateral	449,741	401,417
Derivative contracts	18,252	3,143
Other assets	35,692	40,251
Amortizable intangible assets, net of accumulated amortization of $93,863 and $86,193	67,220	71,260
Indefinite-lived cable television franchises	731,848	731,848
Other indefinite-lived intangible assets	32,550	32,550
Goodwill	264,690	264,690
Deferred financing costs, net of accumulated amortization of $38,625 and $67,156	113,923	101,789
Assets held for sale	1,244,802	1,291,588
	$7,588,100	$7,250,289

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Cont'd)
(In thousands, except share amounts)
(Unaudited)
	June 30, 2013	December 31, 2012
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:

Accounts payable	$427,234	$457,076
Accrued liabilities	471,295	504,931
Amounts due to affiliates	24,817	36,397
Deferred revenue	45,922	56,089
Liabilities under derivative contracts	114,617	134,524
Credit facility debt	43,500	165,334
Collateralized indebtedness	273,636	248,760
Capital lease obligations	10,794	11,009
Notes payable	2,602	10,676
Senior notes	200,807	-
Liabilities held for sale	57,021	72,217
Total current liabilities	1,672,245	1,697,013

Deferred revenue	5,471	6,946
Liabilities under derivative contracts	4,845	13,739
Other liabilities	334,315	295,433
Deferred tax liability	439,059	210,347
Credit facility debt	3,893,592	3,748,667
Collateralized indebtedness	417,273	307,392
Capital lease obligations	49,600	45,560
Notes payable	1,708	1,909
Senior notes and debentures	5,291,948	5,488,219
Liabilities held for sale	1,043,528	1,061,071
Total liabilities	13,153,584	12,876,296

Commitments and contingencies

Redeemable noncontrolling interests	11,412	11,999

Stockholders' Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	-	-
CNYG Class A common stock, $.01 par value, 800,000,000 shares authorized, 291,333,694 and 287,750,132 shares issued and 213,017,553 and 210,561,118 shares outstanding	2,913	2,878
CNYG Class B common stock, $.01 par value, 320,000,000 shares authorized, 54,137,673 shares issued and outstanding	541	541
RMG Class A common stock, $.01 par value, 600,000,000 shares authorized, none issued	-	-
RMG Class B common stock, $.01 par value, 160,000,000 shares authorized, none issued	-	-
Paid-in capital	925,135	972,274
Accumulated deficit	(4,892,742)	(5,011,960)
	(3,964,153)	(4,036,267)
Treasury stock, at cost (78,316,141 and 77,189,014 CNYG Class A common shares)	(1,583,521)	(1,572,134)
Accumulated other comprehensive loss	(30,344)	(30,763)
Total stockholders' deficiency	(5,578,018)	(5,639,164)
Noncontrolling interest	1,122	1,158
Total deficiency	(5,576,896)	(5,638,006)
	$7,588,100	$7,250,289

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three and Six Months Ended June 30, 2013 and 2012
(In thousands, except per share amounts)
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues, net (including revenues, net from affiliates of $2,035, $1,563, $3,179, and $3,518, respectively)	$1,569,619	$1,556,618	$3,080,847	$3,077,048

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below and including charges from affiliates of $39,221, $46,023, $85,342, and $91,375, respectively)	764,343	725,841	1,552,384	1,434,866
Selling, general and administrative (including charges from (net of charges to) affiliates of $570, $(542), $1,376, and $(468), respectively)	378,517	346,321	769,753	694,571
Restructuring credits	(273)	(93)	(638)	(391)
Depreciation and amortization (including impairments)	229,269	216,361	454,198	427,536
	1,371,856	1,288,430	2,775,697	2,556,582

Operating income	197,763	268,188	305,150	520,466

Other income (expense):
Interest expense, net	(159,303)	(166,468)	(312,587)	(333,430)
Gain (loss) on investments, net	(2,789)	42,113	96,669	177,438
Gain (loss) on equity derivative contracts, net	19,206	(16,137)	(52,510)	(127,331)
Loss on interest rate swap contracts, net	-	(183)	-	(1,828)
Write-off of deferred financing costs	(6,637)	-	(6,637)	-
Miscellaneous, net	489	260	868	804
	(149,034)	(140,415)	(274,197)	(284,347)
Income from continuing operations before income taxes	48,729	127,773	30,953	236,119
Income tax expense	(20,507)	(50,534)	(9,864)	(91,639)
Income from continuing operations	28,222	77,239	21,089	144,480
Income (loss) from discontinued operations, net of income taxes	107,495	(13,450)	98,230	(23,587)
Net income	135,717	63,789	119,319	120,893
Net income attributable to noncontrolling interests	(358)	(260)	(101)	(117)
Net income attributable to Cablevision Systems Corporation stockholders	$135,359	$63,529	$119,218	$120,776

Basic net income (loss) per share attributable to Cablevision Systems Corporation stockholders:

Income from continuing operations	$0.11	$0.29	$0.08	$0.54

Income (loss) from discontinued operations	$0.41	$(0.05)	$0.38	$(0.09)

Net income	$0.52	$0.24	$0.46	$0.46

Basic weighted average common shares (in thousands)	260,614	263,428	260,060	265,423

Diluted net income (loss) per share attributable to Cablevision Systems Corporation stockholders:

Income from continuing operations	$0.11	$0.29	$0.08	$0.53

Income (loss) from discontinued operations	$0.41	$(0.05)	$0.37	$(0.09)

Net income	$0.51	$0.24	$0.45	$0.45

Diluted weighted average common shares (in thousands)	264,828	267,482	264,434	270,760

Amounts attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations, net of income taxes	$27,864	$76,979	$20,988	$144,363
Income (loss) from discontinued operations, net of income taxes	107,495	(13,450)	98,230	(23,587)
Net income	$135,359	$63,529	$119,218	$120,776
Cash dividends declared per share of common stock	$0.15	$0.15	$0.30	$0.30

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Months Ended June 30, 2013 and 2012
(In thousands)
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$135,717	$63,789	$119,319	$120,893

Other comprehensive income, net of tax:
Defined benefit pension plans and postretirement plans:
Amortization of actuarial losses, net	210	153	419	202
Comprehensive income	135,927	63,942	119,738	121,095
Comprehensive income attributable to noncontrolling interests	(358)	(260)	(101)	(117)
Comprehensive income attributable to Cablevision Systems Corporation stockholders	$135,569	$63,682	$119,637	$120,978

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2013 and 2012
(In thousands)
(Unaudited)
	2013	2012
Cash flows from operating activities:
Income from continuing operations	$21,089	$144,480
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	454,198	427,536
Gain on investments, net	(96,669)	(177,438)
Loss on equity derivative contracts, net	52,510	127,331
Write-off of deferred financing costs	6,637	-
Amortization of deferred financing costs and discounts on indebtedness	13,432	19,350
Share-based compensation expense related to equity classified awards	28,292	23,681
Deferred income taxes	8,645	95,628
Provision for doubtful accounts	27,262	21,085
Changes in other assets and liabilities	(13,830)	(134,480)
Net cash provided by operating activities	501,566	547,173

Cash flows from investing activities:
Capital expenditures	(495,850)	(464,423)
Proceeds related to sale of equipment, including costs of disposal	3,748	2,581
Decrease in restricted cash	-	573
Additions to other intangible assets	(2,183)	(1,322)
Net cash used in investing activities	(494,285)	(462,591)

Cash flows from financing activities:
Proceeds from credit facility debt, net of discount	3,296,760	-
Repayment of credit facility debt	(3,274,001)	(44,762)
Repayment of senior notes	-	(87,822)
Proceeds from collateralized indebtedness	326,445	157,561
Repayment of collateralized indebtedness and related derivative contracts	(288,108)	(137,989)
Proceeds from stock option exercises	3,722	3,300
Dividend distributions to common stockholders	(81,242)	(86,020)
Principal payments on capital lease obligations	(7,505)	(4,638)
Deemed repurchases of restricted stock	(11,384)	(19,831)
Purchase of shares of CNYG Class A common stock, pursuant to a share repurchase program, held as treasury shares	-	(127,503)
Additions to deferred financing costs	(26,535)	(738)
Distributions to noncontrolling interests, net	(250)	(1,206)
Net cash used in financing activities	(62,098)	(349,648)

Net decrease in cash and cash equivalents from continuing operations	(54,817)	(265,066)

Cash flows of discontinued operations:
Net cash provided by operating activities	224,528	42,877
Net cash used in investing activities	(28,683)	(47,988)
Net cash used in financing activities	(38,735)	(3,825)
Effect of change in cash related to discontinued operations	14,607	5,376
Net increase (decrease) in cash and cash equivalents from discontinued operations	171,717	(3,560)

Cash and cash equivalents at beginning of year	332,610	589,304

Cash and cash equivalents at end of period	$449,510	$320,678

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS

Current Assets:

Cash and cash equivalents	$400,390	$256,744
Accounts receivable, trade (less allowance for doubtful accounts of $15,525 and $13,521)	256,389	315,113
Prepaid expenses and other current assets	136,840	119,640
Amounts due from affiliates (primarily due from Cablevision)	386,587	487,352
Investment securities pledged as collateral	449,741	401,417
Assets held for sale	34,513	51,709
Total current assets	1,664,460	1,631,975

Property, plant and equipment, net of accumulated depreciation of $9,224,430 and $9,230,326	2,967,316	2,929,933
Other receivables	2,087	2,490
Investment securities pledged as collateral	449,741	401,417
Derivative contracts	18,252	3,143
Other assets	35,692	40,251
Amortizable intangible assets, net of accumulated amortization of $93,863 and $86,193	67,220	71,260
Indefinite-lived cable television franchises	731,848	731,848
Other indefinite-lived intangible assets	32,550	32,550
Goodwill	264,690	264,690
Deferred financing costs, net of accumulated amortization of $22,542 and $54,134	68,218	53,024
Assets held for sale	1,244,802	1,291,588
	$7,546,876	$7,454,169

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS (Cont'd)
(In thousands, except membership unit amounts)
(Unaudited)

	June 30, 2013	December 31, 2012
LIABILITIES AND MEMBER DEFICIENCY

Current Liabilities:

Accounts payable	$427,234	$457,076
Accrued liabilities	413,442	446,766
Amounts due to affiliates	24,805	33,311
Deferred tax liability	67,894	4,560
Deferred revenue	45,922	56,089
Liabilities under derivative contracts	114,617	134,524
Credit facility debt	43,500	165,334
Collateralized indebtedness	273,636	248,760
Capital lease obligations	10,794	11,009
Notes payable	2,602	10,676
Senior notes	200,807	-
Liabilities held for sale	57,021	72,217
Total current liabilities	1,682,274	1,640,322

Deferred revenue	5,471	6,946
Liabilities under derivative contracts	4,845	13,739
Other liabilities	331,026	292,828
Deferred tax liability	549,654	577,668
Credit facility debt	3,893,592	3,748,667
Collateralized indebtedness	417,273	307,392
Capital lease obligations	49,600	45,560
Notes payable	1,708	1,909
Senior notes and debentures	2,399,668	2,596,683
Liabilities held for sale	1,043,528	1,061,071
Total liabilities	10,378,639	10,292,785

Commitments and contingencies

Redeemable noncontrolling interests	11,412	11,999

Member's Deficiency:
Accumulated deficit	(2,905,018)	(3,106,148)
Senior notes due from Cablevision	(753,717)	(753,717)
Other member's equity (17,631,479 membership units issued and outstanding)	844,782	1,038,855
	(2,813,953)	(2,821,010)
Accumulated other comprehensive loss	(30,344)	(30,763)
Total member's deficiency	(2,844,297)	(2,851,773)
Noncontrolling interest	1,122	1,158
Total deficiency	(2,843,175)	(2,850,615)
	$7,546,876	$7,454,169

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three and Six Months Ended June 30, 2013 and 2012
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues, net (including revenues, net from affiliates of $2,035, $1,563, $3,179, and $3,518, respectively)	$1,569,619	$1,556,618	$3,080,847	$3,077,048

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below and including charges from affiliates of $39,221, $46,023, $85,342, and $91,375, respectively)	764,343	725,841	1,552,384	1,434,866
Selling, general and administrative (including charges from (net of charges to) affiliates of $570, $(542), $1,376, and $(468), respectively)	378,517	346,321	769,753	694,571
Restructuring credits	(273)	(93)	(638)	(391)
Depreciation and amortization (including impairments)	229,269	216,361	454,198	427,536
	1,371,856	1,288,430	2,775,697	2,556,582

Operating income	197,763	268,188	305,150	520,466

Other income (expense):
Interest expense	(102,507)	(121,153)	(199,071)	(242,502)
Interest income	14,855	14,966	29,712	30,045
Gain (loss) on investments, net	(2,789)	42,113	96,669	177,438
Gain (loss) on equity derivative contracts, net	19,206	(16,137)	(52,510)	(127,331)
Loss on interest rate swap contracts, net	-	(183)	-	(1,828)
Write-off of deferred financing costs	(6,637)	-	(6,637)	-
Miscellaneous, net	489	260	868	804
	(77,383)	(80,134)	(130,969)	(163,374)
Income from continuing operations before income taxes	120,380	188,054	174,181	357,092
Income tax expense	(50,331)	(75,219)	(70,177)	(142,568)
Income from continuing operations	70,049	112,835	104,004	214,524
Income (loss) from discontinued operations, net of income taxes	106,492	(13,450)	97,227	(23,587)
Net income	176,541	99,385	201,231	190,937
Net income attributable to noncontrolling interests	(358)	(260)	(101)	(117)
Net income attributable to CSC Holdings, LLC's sole member	$176,183	$99,125	$201,130	$190,820

Amounts attributable to CSC Holdings, LLC's sole member:
Income from continuing operations, net of income taxes	$69,691	$112,575	$103,903	$214,407
Income (loss) from discontinued operations, net of income taxes	106,492	(13,450)	97,227	(23,587)
Net income	$176,183	$99,125	$201,130	$190,820

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Months Ended June 30, 2013 and 2012
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$176,541	$99,385	$201,231	$190,937

Other comprehensive income, net of tax:
Defined benefit pension plans and postretirement plans:
Amortization of actuarial losses, net	210	153	419	202
Comprehensive income	176,751	99,538	201,650	191,139
Comprehensive income attributable to noncontrolling interests	(358)	(260)	(101)	(117)
Comprehensive income attributable to CSC Holdings, LLC's sole member	$176,393	$99,278	$201,549	$191,022

See accompanying combined notes to condensed consolidated financial statements

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2013 and 2012
(In thousands)
(Unaudited)

	2013	2012
Cash flows from operating activities:
Income from continuing operations	$104,004	$214,524
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	454,198	427,536
Gain on investments, net	(96,669)	(177,438)
Loss on equity derivative contracts, net	52,510	127,331
Write-off of deferred financing costs	6,637	-
Amortization of deferred financing costs and discounts on indebtedness	9,627	16,394
Share-based compensation expense related to equity classified awards	28,292	23,681
Deferred income taxes	30,738	128,546
Provision for doubtful accounts	27,262	21,085
Excess tax benefit on share-based awards	(8,760)	(4,373)
Changes in other assets and liabilities	54,454	(116,363)
Net cash provided by operating activities	662,293	660,923

Cash flows from investing activities:
Capital expenditures	(495,850)	(464,423)
Proceeds related to sale of equipment, including costs of disposal	3,748	2,581
Decrease in restricted cash	-	573
Additions to other intangible assets	(2,183)	(1,322)
Net cash used in investing activities	(494,285)	(462,591)

Cash flows from financing activities:
Proceeds from credit facility debt, net of discount	3,296,760	-
Repayment of credit facility debt	(3,274,001)	(44,762)
Repayment of senior notes	-	(60,997)
Proceeds from collateralized indebtedness	326,445	157,561
Repayment of collateralized indebtedness and related derivative contracts	(288,108)	(137,989)
Distributions to Cablevision	(231,645)	(426,543)
Excess tax benefit on share-based awards	8,760	4,373
Principal payments on capital lease obligations	(7,505)	(4,638)
Additions to deferred financing costs	(26,535)	(738)
Distributions to noncontrolling interests, net	(250)	(1,206)
Net cash used in financing activities	(196,079)	(514,939)

Net decrease in cash and cash equivalents from continuing operations	(28,071)	(316,607)

Cash flows of discontinued operations:
Net cash provided by operating activities	224,528	42,877
Net cash used in investing activities	(28,683)	(47,988)
Net cash used in financing activities	(38,735)	(3,825)
Effect of change in cash related to discontinued operations	14,607	5,376
Net increase (decrease) in cash and cash equivalents from discontinued operations	171,717	(3,560)

Cash and cash equivalents at beginning of year	256,744	588,411

Cash and cash equivalents at end of period	$400,390	$268,244

See accompanying combined notes to condensed consolidated financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 1.	BUSINESS

Cablevision Systems Corporation ("Cablevision"), its wholly-owned subsidiary CSC Holdings, LLC ("CSC Holdings," and collectively with Cablevision, the "Company") and their subsidiaries own and operate cable television systems and own companies that provide regional news, local programming and advertising sales services for the cable television industry, provide commercial data and voice services, and operate a newspaper publishing business.  The Company classifies its operations into two reportable segments: (1) Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol ("VoIP"), and its commercial data and voice services operations; and (2) Other, consisting principally of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com, (ii)  the News 12 Networks, which provide regional news programming services, (iii) the MSG Varsity network, a network dedicated entirely to showcasing high school sports and activities, (iv) a cable television advertising company, Cablevision Media Sales Corporation ("Cablevision Media Sales"), and (v) certain other businesses and unallocated corporate costs.

On June 27, 2013, the Company completed the sale of substantially all of its Clearview Cinemas' theaters ("Clearview Cinemas") to Bow Tie Cinemas pursuant to the asset purchase agreement between the two parties entered into in April 2013 (the "Clearview Sale").  Effective as of the closing date of the Clearview Sale, the Company no longer consolidates the financial results of Clearview Cinemas.  Accordingly, the historical financial results of Clearview Cinemas have been reflected in the Company's condensed consolidated financial statements as discontinued operations for all periods presented.  Assets and liabilities related to Clearview Cinemas on the Company's condensed consolidated balance sheets and related footnotes have been classified as assets held for sale and liabilities held for sale in the condensed consolidated balance sheet at December 31, 2012.

On July 1, 2013, the Company completed the sale of its Bresnan Broadband Holdings, LLC subsidiary ("Bresnan Cable") for $1,625,000 in cash, subject to certain adjustments, including a reduction for certain funded indebtedness of Bresnan Cable (the "Bresnan Sale") to Charter Communications Operating, LLC ("Charter") pursuant to the purchase agreement entered into between CSC Holdings and Charter in February 2013.  Effective July 1, 2013, the Company will no longer consolidate the financial results of Bresnan Cable.  Accordingly, the historical financial results of Bresnan Cable have been reflected in the Company's condensed consolidated financial statements as discontinued operations for all periods presented.  Assets and liabilities related to Bresnan Cable on the Company's condensed consolidated balance sheets and related footnotes have been classified as assets held for sale and liabilities held for sale for all periods presented.  In addition, accounts payable to and advances to Bresnan Cable that were previously eliminated in consolidation are presented as amounts due to affiliates or amounts due from affiliates on the Company's condensed consolidated balance sheets.

NOTE 2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Cablevision and CSC Holdings have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these financial statements do not include all the information and notes required for complete annual financial statements.

The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

The financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 presented in this Form 10-Q are unaudited; however, in the opinion of management, such financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The accompanying condensed consolidated financial statements of Cablevision include the accounts of Cablevision and its majority-owned subsidiaries and the accompanying condensed consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries. Cablevision has no business operations independent of its CSC Holdings subsidiary, whose operating results and financial position are consolidated into Cablevision.  The condensed consolidated balance sheets and statements of income of Cablevision are essentially identical to the condensed consolidated balance sheets and statements of income of CSC Holdings, with the following significant exceptions:  Cablevision has $2,892,280 of senior notes outstanding at June 30, 2013 (excluding the $753,717 aggregate principal amount of Cablevision notes held by its subsidiary Newsday Holdings LLC) that were issued to third party investors, cash, deferred financing costs and accrued interest related to its senior notes, deferred taxes and accrued dividends on its balance sheet.  CSC Holdings and its subsidiaries have certain intercompany receivables from Cablevision.  Differences between Cablevision's results of operations from those of CSC Holdings primarily include incremental interest expense, interest income, and income tax expense or benefit.  CSC Holdings' results of operations include incremental interest income from the Cablevision senior notes held by Newsday Holdings LLC, which is eliminated in Cablevision's results of operations.

The combined notes to the condensed consolidated financial statements relate to the Company, which, except as noted, are essentially identical for Cablevision and CSC Holdings.  All significant intercompany transactions and balances between Cablevision and CSC Holdings and their respective consolidated subsidiaries are eliminated in both sets of condensed consolidated financial statements.  Intercompany transactions between Cablevision and CSC Holdings do not eliminate in the CSC Holdings condensed consolidated financial statements, but do eliminate in the Cablevision condensed consolidated financial statements.

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2013.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  ASU No. 2013-02 requires a company to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, a company is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts.  ASU No. 2013-02 became effective and was adopted by the Company on January 1, 2013.  ASU No. 2013-02 had no impact on the financial statements of the Company as of June 30, 2013.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350):  Testing Indefinite-Lived Intangible Assets for Impairment.  Similar to ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350):  Testing Goodwill for Impairment, ASU No. 2012-02 provides entities the option to use a qualitative approach to assess the impairment of an indefinite-lived intangible asset.  A company will not be required to calculate the fair value of an indefinite-lived intangible asset unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that asset is less than its book value.  Additional disclosure requirements are not necessary relating to the use of the optional qualitative assessment.  The Company adopted this guidance in connection with its annual impairment test performed during the three months ended March 31, 2013.

NOTE 3.	DIVIDENDS

During the six months ended June 30, 2013, the Board of Directors of Cablevision declared and paid the following cash dividends to stockholders of record on both its Cablevision NY Group ("CNYG") Class A common stock and CNYG Class B common stock:

Declaration Date	Dividend Per Share	Record Date	Payment Date

February 26, 2013	$0.15	March 15, 2013	April 3, 2013
May 7, 2013	$0.15	May 24, 2013	June 14, 2013

Cablevision paid dividends aggregating $81,242 during the six months ended June 30, 2013, including accrued dividends on vested restricted shares of $3,074, primarily from the proceeds of equity distribution payments from CSC Holdings.  In addition, as of June 30, 2013, up to approximately $4,540 will be paid when, and if, restrictions lapse on restricted shares outstanding.

During the six months ended June 30, 2013, CSC Holdings made equity distribution payments to Cablevision aggregating $231,645.  These distribution payments were funded from cash on hand.  The proceeds were used to fund:

•	Cablevision's dividends paid;
•	Cablevision's interest and principal payments on its senior notes; and
•	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares.

NOTE 4.	NET INCOME PER SHARE ATTRIBUTABLE TO STOCKHOLDERS

Cablevision

Basic net income per common share attributable to Cablevision stockholders is computed by dividing net income attributable to Cablevision stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per common share attributable to Cablevision stockholders reflects the dilutive effects of stock options and restricted stock (including shares held by AMC Networks, Inc. ("AMC Networks") and The Madison Square Garden Company ("Madison Square Garden") employees).

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

A reconciliation of the denominator of the basic and diluted net income per share attributable to Cablevision stockholders calculation for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months	Six Months	Three Months	Six Months
	Ended June 30, 2013		Ended June 30, 2012
	(in thousands)

Basic weighted average shares outstanding	260,614	260,060	263,428	265,423

Effect of dilution:
Stock options	2,661	2,425	2,568	2,735
Restricted stock awards	1,553	1,949	1,486	2,602
Diluted weighted average shares outstanding	264,828	264,434	267,482	270,760

For the three and six months ended June 30, 2013, anti-dilutive shares totaling approximately 2,205,000 and 1,523,000 shares (which include Company options held by AMC Networks and Madison Square Garden employees), respectively, have been excluded from diluted weighted average shares outstanding.  Approximately 1,340,400 restricted shares for the three and six months ended June 30, 2013 have also been excluded from the diluted weighted average shares outstanding as the performance criteria on these awards had not yet been satisfied.

For the three and six months ended June 30, 2012, anti-dilutive shares totaling approximately 3,482,000 and 1,256,000 shares (which include Company options held by AMC Networks and Madison Square Garden employees), respectively, have been excluded from diluted weighted average shares outstanding.  Approximately 756,400 restricted shares and approximately 12,354,000 options for the three and six months ended June 30, 2012 have also been excluded from the diluted weighted average shares outstanding for the respective periods, as the performance criteria on these awards were not satisfied during those periods.

CSC Holdings

Net income per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Cablevision.

NOTE 5.	GROSS VERSUS NET REVENUE RECOGNITION

In the normal course of business, the Company is assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collects such taxes from its customers.  The Company's policy is that, in instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis.  That is, amounts paid to the governmental authorities are recorded as technical and operating expenses and amounts received from the customer are recorded as revenues.  For the three and six months ended June 30, 2013, the amount of franchise fees included as a component of net revenue aggregated $34,483 and $67,993, respectively.  For the three and six months ended June 30, 2012, the amount of franchise fees included as a component of net revenue aggregated $34,265 and $68,134, respectively.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 6.	SUPPLEMENTAL CASH FLOW INFORMATION

The Company considers the balance of its investment in funds that substantially hold securities that mature within three months or less from the date the fund purchases these securities to be cash equivalents.  The carrying amount of cash and cash equivalents either approximates fair value due to the short-term maturity of these instruments or are at fair value.

During the six months ended June 30, 2013 and 2012, the Company's non-cash investing and financing activities and other supplemental data were as follows:

	Six Months Ended June 30,
	2013	2012
Non-Cash Investing and Financing Activities of Cablevision and CSC Holdings:

Continuing Operations:
Capital lease obligations	$11,331	$11,476
Intangible asset obligations	3,570	-
Property and equipment accrued but unpaid	74,054	66,851

Non-Cash Investing and Financing Activities of Cablevision:
Dividends payable on unvested restricted share awards	1,930	1,493

Supplemental Data:
Continuing Operations - Cablevision:
Cash interest paid	298,862	316,539
Income taxes paid, net	5,754	4,954

Continuing Operations - CSC Holdings:
Cash interest paid	190,412	227,580
Income taxes paid, net	5,754	4,954

Discontinued Operations - Cablevision and CSC Holdings:
Cash interest paid	26,606	33,841
Income taxes paid, net	-	-

NOTE 7.	DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

In connection with the Bresnan Sale and Clearview Sale discussed above, the operating results of Bresnan Cable (previously included in the Company's Telecommunications Services segment) and Clearview Cinemas (previously included in the Company's Other segment) have been reflected in the Company's condensed consolidated financial statements as discontinued operations for all periods presented.  The assets and liabilities attributable to Bresnan Cable have been classified as assets and liabilities held for sale in the condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012.  The assets and liabilities attributable to Clearview Cinemas, which were sold in June 2013, have been classified as assets and liabilities held for sale in the condensed consolidated balance sheets as of December 31, 2012.

In addition, the proceeds of $175,000 related to the settlement of litigation with DISH Network, LLC (see Note 16 for additional information) and related costs have been classified in discontinued operations for the three and six months ended June 30, 2013.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

Operating results of discontinued operations for the three and six months ended June 30, 2013 and 2012 are summarized below:

	Three Months Ended June 30, 2013
	Bresnan	Clearview(a)	Litigation Settlement(b)	Total

Revenues, net	$132,041	$14,868	$-	$146,909

Income (loss) before income taxes	$29,274	$(22,996)	$174,001	$180,279
Income tax benefit (expense)	(11,996)	9,393	(70,181)	(72,784)
Income (loss) from discontinued operations, net of income taxes - Cablevision	17,278	(13,603)	103,820	107,495
Income tax benefit recognized at Cablevision, not applicable to CSC Holdings	-	-	(1,003)	(1,003)
Income (loss) from discontinued operations, net of income taxes - CSC Holdings	$17,278	$(13,603)	$102,817	$106,492

	Six Months Ended June 30, 2013
	Bresnan	Clearview(a)(c)	Litigation Settlement(b)	Total

Revenues, net	$262,323	$27,307	$-	$289,630

Income (loss) before income taxes	$30,050	$(39,091)	$173,687	$164,646
Income tax benefit (expense)	(12,335)	15,971	(70,052)	(66,416)
Income (loss) from discontinued operations, net of income taxes	17,715	(23,120)	103,635	$98,230
Income tax benefit recognized at Cablevision, not applicable to CSC Holdings	-	-	(1,003)	(1,003)
Income (loss) from discontinued operations, net of income taxes - CSC Holdings	$17,715	$(23,120)	$102,632	$97,227

(a)	Includes the pretax loss recognized in connection with the Clearview Sale of approximately $18,820.
(b)	Represents primarily the proceeds from the final allocation of the DISH Network, LLC litigation settlement. See Note 16 for additional information.
(c)	As a result of the Company's annual impairment test in the first quarter of 2013, the Company recorded an impairment charge of $10,347, relating to goodwill of the Company's Clearview business which reduced the carrying value to zero. The Company determined the fair value of the Clearview business, which was a single reporting unit, assuming highest and best use, based on either an income or market approach on a theater by theater basis.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Bresnan	Clearview	Total	Bresnan	Clearview	Total

Revenues, net	$125,333	$15,337	$140,670	$248,865	$30,132	$278,997

Loss before income taxes	$(16,487)	$(6,211)	$(22,698)	$(28,724)	$(11,056)	$(39,780)
Income tax benefit	6,721	2,527	9,248	11,698	4,495	16,193
Loss from discontinued operations, net of income taxes	$(9,766)	$(3,684)	$(13,450)	$(17,026)	$(6,561)	$(23,587)

Assets and liabilities held for sale at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
	Bresnan	Bresnan	Clearview Cinemas	Total

Cash and cash equivalents	$17,286	$31,670	$223	$31,893
Accounts receivable, prepaid expenses and other current assets	16,096	14,486	1,490	15,976
Accounts receivable from affiliates	-	1,881	-	1,881
Deferred tax asset	1,131	1,766	193	1,959
	34,513	49,803	1,906	51,709

Property and equipment, net	423,557	418,884	29,721	448,605
Amortizable intangible assets	123,080	131,305	-	131,305
Indefinite-lived intangible assets	512,612	512,612	-	512,612
Goodwill	167,736	167,736	10,347	178,083
Other assets	17,817	20,065	918	20,983
	1,244,802	1,250,602	40,986	1,291,588
Total assets held for sale	$1,279,315	$1,300,405	$42,892	$1,343,297

Accounts payable and accrued expenses	$43,382	$51,948	$2,172	$54,120
Credit facility debt(a)	7,292	7,650	-	7,650
Other current liabilities	5,764	5,255	2,686	7,941
Accounts payable to affiliates	583	2,506	-	2,506
	57,021	67,359	4,858	72,217

Credit facility debt(a)	698,828	736,455	-	736,455
Senior notes(a)	250,000	250,000	-	250,000
Deferred tax liability	90,821	71,483	(5,925)	65,558
Other long-term liabilities	3,879	4,092	4,966	9,058
	1,043,528	1,062,030	(959)	1,061,071
Total liabilities held for sale	$1,100,549	$1,129,389	$3,899	$1,133,288

(a)	The credit facility debt was repaid from the proceeds of the Bresnan Sale and the amount of the senior notes outstanding on the closing date of the Bresnan Sale reduced the sale proceeds.

Bresnan Cable's financial position and results of operations reported on a stand-alone basis differ from those presented above due to certain reclassifications and adjustments made for purposes of discontinued operations reporting.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

Bresnan Cable Legal Matters

In 2010, the Montana Department of Revenue ("MT DOR") assessed Bresnan Cable as a single telephone business for property tax purposes and retroactively assessed it as such for 2007 through 2009.  Bresnan Cable challenged such assessments in Montana State Court.  Under Montana law a taxpayer must first pay a current assessment of disputed property tax in order to contest it.  In accordance with such requirement, as of May 31, 2013, Bresnan Cable has paid $25,510 of property taxes under protest for 2010 through 2012.  The trial court has ruled in Bresnan Cable's favor for the years 2007 through 2010.  The MT DOR appealed these rulings to the Montana Supreme Court and oral argument is set for September 25, 2013.  Pending final judgment and its application to the 2011 and 2012 assessments, the MT DOR continues to hold the property taxes paid under protest in escrow.  In accordance with the terms of the purchase agreement with Charter, any recoveries of property taxes paid under protest by Bresnan Cable prior to the Bresnan Sale will be refunded to the Company and the Company must consent to any settlement resulting in less than a full refund of the protest payments.

NOTE 8.	DEBT

Refinancing of CSC Holdings Credit Facility

On April 17, 2013, CSC Holdings refinanced its Restricted Group credit facility.  The new Restricted Group credit agreement provides for (1) a revolving credit facility of $1,500,000, (2) a Term A facility of $958,510, and (3) a Term B facility of $2,350,000, each subject to adjustment from time to time in accordance with the terms of the new credit agreement.  The proceeds from the Term A loans and the Term B loans were used to repay all amounts under CSC Holdings' previous Restricted Group credit facility and to pay fees and expenses in connection therewith.  No amounts were drawn under the revolving credit facility.

The new credit agreement provides for extended facilities and additional facilities, subject to an aggregate maximum facilities limit on all facilities (including the revolving credit facility, the Term A facility and the Term B facility and any extended facilities and additional facilities) equal to the greater of (1) $4,808,510 and (2) an amount such that the senior secured leverage ratio, as defined, would not exceed 3.50 to 1.00.

Under the new credit agreement, commitments under the revolving credit facility expire on April 17, 2018.  The Term A loans are subject to quarterly repayments of approximately $11,981 beginning on September 30, 2014 through June 30, 2016, approximately $23,963 beginning on September 30, 2016 through March 31, 2018 and a final payment of approximately $694,919 at maturity on April 17, 2018.  The Term B loans are subject to quarterly repayments of approximately $5,875 beginning on September 30, 2013 through December 31, 2019 with a final repayment of approximately $2,197,250 at maturity on April 17, 2020.  Unless terminated early in accordance with the terms of the new credit agreement, all the facilities terminate on their final maturity dates, other than any additional facilities or extended facilities that may be entered into in the future under the terms of the new credit agreement and which will terminate on the date specified in the respective supplements or agreements establishing such facilities.  The new credit agreement provides for issuance of letters of credit in an aggregate amount of up to $150,000.

Loans under the new credit agreement are direct obligations of CSC Holdings, guaranteed by most of the Restricted Subsidiaries and secured by the pledge of the stock and other security interests of most of the Restricted Subsidiaries.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

Loans under the new credit agreement bear interest as follows:

•	Revolving credit loans and Term A loans, either (i) the Eurodollar rate plus a spread ranging from 1.50% to 2.25% based on the cash flow ratio (as defined), with the initial rate being the Eurodollar rate plus 2.00% or (ii) the base rate (as defined) plus a spread ranging from 0.50% to 1.25% based on the cash flow ratio, with the initial rate being the base rate plus 1.00%, the initial rate in each case being for the period through and including the date of the delivery to the lenders of the compliance certificate for the quarter ending September 30, 2013;
•	Term B loans, either (i) the Eurodollar rate plus a spread of 2.50% or (ii) the base rate plus a spread of 1.50%.

The new credit facility has two financial maintenance covenants applicable to the revolving credit facility and the Term A loans:  (1) a maximum ratio of total net indebtedness to cash flow of 5.0 to 1 and (2) a maximum ratio of senior secured net indebtedness to cash flow of 4.0 to 1.  The financial maintenance covenants do not apply to the Term B loans.

There is a commitment fee of 0.30% on undrawn amounts under the revolving credit facility.

In connection with the new credit facility, the Company wrote-off deferred financing costs of $6,637 related to the repaid credit facility.  The Term B loans were issued at a discount of $11,750 and the Company recorded deferred financing costs of $27,320 on the new credit facility.  The original issue discount and the deferred financing costs are both being amortized to interest expense over the term of the respective loans.

NOTE 9.	DERIVATIVE CONTRACTS AND COLLATERALIZED INDEBTEDNESS

The Company has entered into various transactions to limit the exposure against equity price risk on its shares of Comcast Corporation ("Comcast") common stock.  The Company has monetized all of its stock holdings in Comcast Corporation through the execution of prepaid forward contracts, collateralized by an equivalent amount of the respective underlying stock.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast stock with a value determined by reference to the applicable stock price at maturity.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing the Company to retain upside appreciation from the hedge price per share to the relevant cap price.

The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the condensed consolidated balance sheets at June 30, 2013 and December 31, 2012:

Derivatives Not		Asset Derivatives		Liability Derivatives
Designated as Hedging Instruments	Balance Sheet Location	Fair Value at June 30, 2013	Fair Value at December 31, 2012	Fair Value at June 30, 2013	Fair Value at December 31, 2012

Prepaid forward contracts	Derivative contracts, current	$-	$-	$114,617	$134,524

Prepaid forward contracts	Derivative contracts, long-term	18,252	3,143	4,845	13,739
Total derivative contracts		$18,252	$3,143	$119,462	$148,263

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

The following represents the impact and location of the Company's derivative instruments within the condensed consolidated statements of income for the three and six months ended June 30, 2013 and 2012:

Derivatives Not		Amount of Gain (Loss) Recognized		Amount of Loss Recognized
Designated as Hedging	Location of Gain (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
Instruments	Recognized	2013	2012	2013	2012

Interest rate swap contracts	Loss on interest rate swap contracts, net	$-	$(183)	$-	$(1,828)

Prepaid forward contracts	Gain (loss) on equity derivative contracts, net	19,206	(16,137)	(52,510)	(127,331)
Total derivative contracts		$19,206	$(16,320)	$(52,510)	$(129,159)

Settlements of Collateralized Indebtedness

The following table summarizes the settlement of the Company's collateralized indebtedness relating to Comcast Corporation shares that were settled by delivering cash equal to the collateralized loan value, net of the value of the related equity derivative contracts for the six months ended June 30, 2013.  The cash was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast shares.  The terms of the new contracts allow the Company to retain upside participation in Comcast shares up to each respective contract's upside appreciation limit with downside exposure limited to the respective hedge price.

Number of shares	8,069,934

Collateralized indebtedness settled	$(191,688)
Derivative contracts settled	(96,420)
(288,108)
Proceeds from new monetization contracts	326,445
Net cash receipt	$38,337

NOTE 10.	FAIR VALUE MEASUREMENT

The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable.  Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity's pricing based upon their own market assumptions.  The fair value hierarchy consists of the following three levels:

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table presents for each of these hierarchy levels, the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012:

	June 30, 2013
	Level I	Level II	Level III	Total
Assets:

Money market funds	$362,845	$-	$-	$362,845
Investment securities	141	-	-	141
Investment securities pledged as collateral	899,482	-	-	899,482
Prepaid forward contracts	-	18,252	-	18,252

Liabilities:

Liabilities under derivative contracts:
Prepaid forward contracts	-	119,462	-	119,462

	December 31, 2012
	Level I	Level II	Level III	Total
Assets:

Money market funds	$250,695	$-	$-	$250,695
Investment securities	122	-	-	122
Investment securities pledged as collateral	802,834	-	-	802,834
Prepaid forward contracts	-	3,143	-	3,143

Liabilities:

Liabilities under derivative contracts:
Prepaid forward contracts	-	148,263	-	148,263

The Company's cash equivalents, investment securities and investment securities pledged as collateral are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.

The Company's prepaid forward contracts reflected as derivative contracts and liabilities under derivative contracts on the Company's balance sheets are valued using market-based inputs to valuation models.  These valuation models require a variety of inputs, including contractual terms, market prices, yield curves, and measures of volatility.  When appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit risk considerations.  Such adjustments are generally based on available market evidence.  Since model inputs can generally be verified and do not involve significant management judgment, the Company has concluded that these instruments should be classified within Level II of the fair value hierarchy.

The Company considers the impact of credit risk when measuring the fair value of its derivative asset and/or liability positions, as applicable.

In addition, for the three and six months ended June 30, 2013, the Company recorded impairment charges of $9,231 and $10,561, respectively, in continuing operations related primarily to equipment.

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate:

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

Credit Facility Debt, Collateralized Indebtedness, Senior Notes and Debentures and Notes Payable

The fair values of each of the Company's debt instruments are based on quoted market prices for the same or similar issues or on the current rates offered to the Company for instruments of the same remaining maturities.

The carrying values, estimated fair values, and classification under the fair value hierarchy of the Company's financial instruments, excluding those that are carried at fair value in the accompanying condensed consolidated balance sheets, are summarized as follows:

		June 30, 2013
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
CSC Holdings notes receivable:
Cablevision senior notes held by Newsday Holdings LLC(a)	Level II	$753,717	$814,239

Debt instruments:
Credit facility debt(b)	Level II	$3,937,092	$3,948,510
Collateralized indebtedness	Level II	690,909	682,467
Senior notes and debentures	Level II	2,600,475	2,896,869
Notes payable	Level II	4,310	4,310
CSC Holdings total debt instruments		7,232,786	7,532,156

Cablevision senior notes	Level II	2,892,280	3,098,375
Cablevision total debt instruments		$10,125,066	$10,630,531

		December 31, 2012
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
CSC Holdings notes receivable:
Cablevision senior notes held by Newsday Holdings LLC(a)	Level II	$753,717	$842,184

Debt instruments:
Credit facility debt(b)	Level II	$3,914,001	$3,914,001
Collateralized indebtedness	Level II	556,152	540,831
Senior notes and debentures	Level II	2,596,683	2,980,258
Notes payable	Level II	12,585	12,585
CSC Holdings total debt instruments		7,079,421	7,447,675

Cablevision senior notes	Level II	2,891,536	3,198,170
Cablevision total debt instruments		$9,970,957	$10,645,845

(a)	These notes are eliminated at the consolidated Cablevision level.
(b)	The principal amount of the Company's credit facility debt, which bears interest at variable rates, approximates its fair value.

Fair value estimates related to the Company's debt instruments and senior notes receivable presented above are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 11.	INCOME TAXES

The Company

In general, the Company is required to use an estimated annual effective tax rate to measure the income tax expense or benefit recognized in an interim period.  The estimated annual effective tax rate is revised on a quarterly basis.  In addition, certain items included in income tax expense as well as the tax impact of  certain items included in pretax income from continuing operations must be treated as discrete items.  The income tax expense or benefit associated with these discrete items is fully recognized in the interim period in which the items occur.

The Internal Revenue Service is currently examining the Company's consolidated federal income tax returns for years 2009 and 2010.  As a result, it is reasonably possible that the liabilities for uncertain tax positions as of June 30, 2013 may change by a significant amount within the next twelve months.  An estimate of the change in the liabilities, while potentially significant, cannot be made.

Cablevision

Cablevision recorded income tax expense of $20,507 and $9,864 for the three and six months ended June 30, 2013, respectively, reflecting an effective tax rate of 42% and 32%, respectively.  During the six months ended June 30, 2013, an increase in research credits resulted in a tax benefit of $2,700, including $1,800 relating to the year ended December 31, 2012 pursuant to a law change retroactively extending such credits on January 2, 2013.  Absent the tax benefit of $2,700, the effective tax rate for the six months ended June 30, 2013 was 41%.

Cablevision recorded income tax expense of $50,534 and $91,639 for the three and six months ended June 30, 2012, respectively, reflecting an effective tax rate of 40% and 39%, respectively.  In the first quarter of 2012, a nontaxable gain at an entity that is not consolidated for income tax purposes resulted in a tax benefit of $2,889.  In the second quarter of 2012, the settlement of an income tax examination resulted in tax benefit of $1,532.  Absent these items, the effective tax rate for the three and six months ended June 30, 2012 would have been 41% in both periods.

Subsequent to the utilization of Cablevision's net operating loss and tax credit carry forwards, payments for income taxes are expected to increase significantly.  Cablevision's federal net operating loss carry forward as of June 30, 2013 was approximately $1,550,000.  Approximately $625,000 of the net operating loss carry forward will be utilized to offset the taxable gain related to the Bresnan Sale in the third quarter of 2013.  The taxable gain differs from the book gain primarily due to accelerated tax depreciation and higher amortization for income tax purposes.  Deferred tax assets and liabilities were reclassified on the accompanying balance sheet at June 30, 2013 to reflect the anticipated utilization of the net operating loss carry forward during the next twelve months.

CSC Holdings

CSC Holdings recorded income tax expense of $50,331 and $70,177 for the three and six months ended June 30, 2013, respectively, reflecting an effective tax rate of 42% and 40%, respectively.  During the six months ended June 30, 2013, an increase in research credits resulted in a tax benefit of $2,700, including $1,800 relating to the year ended December 31, 2012 pursuant to a law change retroactively extending such credits on January 2, 2013.  Absent this tax benefit of $2,700, the effective tax rate for the six months ended June 30, 2013 was 42%.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

CSC Holdings recorded income tax expense of $75,219 and $142,568 for the three and six months ended June 30, 2012, respectively, reflecting an effective tax rate of 40% in both periods.  In the first quarter of 2012, a nontaxable gain at an entity that is not consolidated for income tax purposes resulted in a tax benefit of $2,889.  In the second quarter of 2012, the settlement of an income tax examination resulted in tax benefit of $1,532.  Absent these items, the effective tax rate for the three and six months ended June 30, 2012 would have been 41% in both periods.

As of June 30, 2013, on a stand-alone basis CSC Holdings has fully utilized its federal net operating loss carry forwards.  In connection with the tax allocation policy between CSC Holdings and Cablevision, CSC Holdings decreased the affiliate receivable due from Cablevision by $61,795, representing the estimated income tax liability of CSC Holdings for the six months ended June 30, 2013 as determined on a stand-alone basis as reduced by excess tax benefit realized of $8,760 and current income tax liabilities that are payable by CSC Holdings of $5,594.

NOTE 12.	EQUITY PLANS

Cablevision's Equity Plans

Stock Option Award Activity

In the first quarter of 2013, Cablevision granted options that are scheduled to cliff vest in three years and expire 10 years from the date of grant.  Cablevision calculated the fair value of the option award on the date of grant using the Black-Scholes option pricing model.  Cablevision's computation of expected life was determined based on the simplified method (the average of the vesting period and option term) due to the Company's lack of recent historical data for similar awards.  Cablevision has not, in its recent history granted options with similar terms.  Additionally, these options were issued subsequent to a change in Cablevision's structure in connection with the distribution of AMC Networks in June 2011 (the "AMC Networks Distribution") and the distribution of Madison Square Garden in February 2010 (the "MSG Distribution").  The interest rate for periods within the contractual life of the stock option is based on interest yields for U.S. Treasury instruments in effect at the time of grant.  Cablevision's computation of expected volatility is based on historical volatility of its common stock.

The following assumptions were used to calculate the fair value of the stock option award granted in the first quarter of 2013:

Risk-free interest rate	1.25%

Expected life (in years)	6.5

Dividend yield	3.86%

Volatility	42.31%

Grant date fair value	$3.96

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table summarizes activity relating to Company employees who held Cablevision stock options for the six months ended June 30, 2013:

	Shares Under Option
	Time Vesting Options	Performance Based Vesting Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(a)
Balance, December 31, 2012	2,789,342	12,319,000	$13.05	7.88	$29,143
Granted(b)	2,000,000	-	13.98
Exercised	(34,999)	(263,750)	13.21
Forfeited/Expired	-	(202,900)	13.93

Balance, June 30, 2013	4,754,343	11,852,350	$13.15	7.64	$61,219

Options exercisable at June 30, 2013	2,654,343	6,077,100	$12.37	6.50	$38,849

Options expected to vest in the future	2,100,000	5,629,503	$14.02	8.91	$21,949

(a)	The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of CNYG Class A common stock on June 30, 2013 or December 31, 2012, as indicated, and June 30, 2013 in the case of options exercisable and options expected to vest in the future.
(b)	Options are scheduled to cliff vest at the end of three years and expire 10 years from the date of grant.

In addition, as of June 30, 2013, AMC Networks and Madison Square Garden employees held a total of 649,549 Cablevision stock options.  These stock options are not expensed by the Company, however such stock options would have a dilutive effect on net income per share attributable to Cablevision stockholders.

Restricted Stock Award Activity

The following table summarizes activity relating to Company employees who held Cablevision restricted shares for the six months ended June 30, 2013:

	Number of Restricted Shares	Number of Performance Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant

Unvested award balance, December 31, 2012	4,010,675	1,297,100	17.52
Granted	2,674,760	584,000	14.01
Vested	(1,159,345)	(304,100)	17.67
Awards forfeited	(311,670)	-	16.26

Unvested award balance, June 30, 2013	5,214,420	1,577,000	15.87

During the six months ended June 30, 2013, 1,463,445 and 519,150 Cablevision restricted shares issued to employees of the Company and AMC Networks, respectively, vested.  To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 815,457 of these shares, with an aggregate value of $11,384, were surrendered to the Company.  These acquired shares have been classified as treasury stock.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 13.	COMMITMENTS AND CONTINGENCIES

Legal Matters

Cable Operations Litigation

Marchese, et al. v. Cablevision Systems Corporation and CSC Holdings, LLC: The Company is a defendant in a lawsuit filed in the U.S. District Court for the District of New Jersey by several present and former Cablevision subscribers, purportedly on behalf of a class of iO video subscribers in New Jersey, Connecticut and New York.  After three versions of the complaint were dismissed without prejudice by the District Court, plaintiffs filed their third amended complaint on August 22, 2011, alleging that the Company violated Section 1 of the Sherman Antitrust Act by allegedly tying the sale of interactive services offered as part of iO television packages to the rental and use of set-top boxes distributed by Cablevision, and violated Section 2 of the Sherman Antitrust Act by allegedly seeking to monopolize the distribution of Cablevision compatible set-top boxes.  Plaintiffs seek unspecified treble monetary damages, attorney's fees, as well as injunctive and declaratory relief.  On September 23, 2011, the Company filed a motion to dismiss the third amended complaint.  On January 10, 2012, the District Court issued a decision dismissing with prejudice the Section 2 monopolization claim, but allowing the Section 1 tying claim and related state common law claims to proceed.  Cablevision's answer to the third amended complaint was filed on February 13, 2012.  Discovery is proceeding.  The Company believes that these claims are without merit and intends to defend this lawsuit vigorously, but is unable to predict the outcome of the lawsuit or reasonably estimate a range of possible loss.

In re Cablevision Consumer Litigation:  Following expiration of the affiliation agreements for carriage of certain Fox broadcast stations and cable networks on October 16, 2010, News Corporation terminated delivery of the programming feeds to the Company, and as a result, those stations and networks were unavailable on the Company's cable television systems.  On October 30, 2010, the Company and Fox reached an agreement on new affiliation agreements for these stations and networks, and carriage was restored.  Several purported class action lawsuits were subsequently filed on behalf of the Company's customers seeking recovery for the lack of Fox programming.  Those lawsuits were consolidated in an action before the U. S. District Court for the Eastern District of New York, and a consolidated complaint was filed in that court on February 22, 2011.  Plaintiffs asserted claims for breach of contract, unjust enrichment, and consumer fraud, seeking unspecified compensatory damages, punitive damages and attorneys' fees.  On March 28, 2012, the Court ruled on the Company's motion to dismiss, denying the motion with regard to plaintiffs' breach of contract claim, but granting it with regard to the remaining claims, which were dismissed.  On April 16, 2012, plaintiffs filed a second consolidated amended complaint, which asserts a claim only for breach of contract.  The Company's answer was filed on May 2, 2012.  On October 10, 2012, plaintiffs filed a motion for class certification and on December 13, 2012, a motion for partial summary judgment.  Both motions have been fully briefed, and a decision by the Court is pending.  Further discovery, if any, has been deferred until after the Court rules on the pending motions.  The Company believes that this claim is without merit and intends to defend these lawsuits vigorously, but is unable to predict the outcome of these lawsuits or reasonably estimate a range of possible loss.

Livingston v. Cablevision Systems Corporation, et al.:  On January 26, 2012, a securities lawsuit was filed in the U.S. District Court for the Eastern District of New York against Cablevision and certain current and former officers, by a Cablevision shareholder, purportedly on behalf of a class of individuals who purchased Cablevision common stock between February 16, 2011, and October 28, 2011.  The complaint alleges that Cablevision and the individual defendants violated Section 10(b) of the Securities Exchange Act by allegedly issuing materially false and misleading statements regarding (i) the Company's customer retention and advertising costs, and (ii) the Company's loss of video customers, especially in the New York area.  The complaint also alleges that the individual defendants violated Section 20(a) of the Securities Exchange Act for the same alleged conduct.  Plaintiff seeks unspecified monetary damages, attorneys' fees, and equitable relief.  On March 26, 2012, the Iron Workers Local No. 25 Pension Fund and the Alaska Electrical Pension Fund submitted a joint application to serve as lead plaintiffs.  The Court granted the application on April 13, 2012.  On June 29, 2012, the lead plaintiffs filed an amended complaint.  On October 11, 2012, the Court issued a ruling permitting the filing of a motion to dismiss and setting a briefing schedule.  The motion to dismiss has been fully briefed, and a decision by the Court is pending.  Oral argument on the motion is scheduled for August 13, 2013.  The Company believes that these claims are without merit, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

Wandel v. Cablevision Systems Corporation, et al.:  On February 24, 2012, a shareholder derivative complaint was filed in New York Supreme Court, Nassau County, purportedly on behalf of the nominal defendant Cablevision against all members of Cablevision's Board of Directors.  The complaint alleges, among other things, that the individual defendants violated the fiduciary duties they owe to Cablevision by allegedly causing or allowing the Company to issue materially false and misleading statements regarding (i) the Company's customer retention and advertising costs; and (ii) the Company's loss of video customers, especially in the New York area.  The complaint seeks unspecified monetary damages, restitution, attorneys' fees, and equitable relief.  The parties have entered into a stipulation staying discovery until the U.S. District Court in the Livingston matter (above) rules on any motion to dismiss, and relieving defendants of the obligation to answer or otherwise respond to the complaint until plaintiff files an amended complaint.  The Company believes that these claims are without merit, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

Patent Litigation

Cablevision is named as a defendant in certain lawsuits claiming infringement of various patents relating to various aspects of the Company's businesses.  In certain of these cases other industry participants are also defendants.  In certain of these cases the Company expects that any potential liability would be the responsibility of the Company's equipment vendors pursuant to applicable contractual indemnification provisions.  The Company believes that the claims are without merit and intends to defend the actions vigorously, but is unable to predict the outcome of these lawsuits or reasonably estimate a range of possible loss.

Other Legal Matters

On April 15, 2011, Thomas C. Dolan, a director and Executive Vice President, Strategy and Development, in the Office of the Chairman at Cablevision, filed a lawsuit against Cablevision and Rainbow Media Holdings in New York Supreme Court.  The lawsuit raises compensation-related claims (seeking approximately $11,000) related to events in 2005.  The matter is being handled under the direction of an independent committee of the Board of Directors of Cablevision.  Based on the Company's assessment of this possible loss contingency, no provision has been made for this matter in the accompanying condensed consolidated financial statements.

In addition to the matters discussed above, the Company is party to various lawsuits, some involving claims for substantial damages.  Although the outcome of these other matters cannot be predicted and the impact of the final resolution of these other matters on the Company's results of operations in a particular subsequent reporting period is not known, management does not believe that the resolution of these other lawsuits will have a material adverse effect on the financial position of the Company or the ability of the Company to meet its financial obligations as they become due.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 14.	SEGMENT INFORMATION

The Company classifies its operations into two reportable segments:  (1) Telecommunications Services, and (2) Other, consisting principally of (i) Newsday, (ii) the News 12 Networks, (iii) the MSG Varsity network, (iv) Cablevision Media Sales, and (v) certain other businesses and unallocated corporate costs.

The Company's reportable segments are strategic business units that are managed separately.  The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow ("AOCF") (defined as operating income (loss) excluding depreciation and amortization (including impairments), share-based compensation expense or benefit and restructuring expense or credit), a non-GAAP measure.  The Company has presented the components that reconcile adjusted operating cash flow to operating income (loss), an accepted GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues, net from continuing operations
Telecommunications Services	$1,480,379	$1,466,623	$2,913,869	$2,906,466
Other	94,521	95,482	177,439	181,434
Inter-segment eliminations(a)	(5,281)	(5,487)	(10,461)	(10,852)
	$1,569,619	$1,556,618	$3,080,847	$3,077,048

Adjusted operating cash flow from continuing operations
Telecommunications Services	$486,553	$542,673	$900,169	$1,067,932
Other	(47,518)	(44,725)	(113,167)	(96,581)
	$439,035	$497,948	$787,002	$971,351

Depreciation and amortization (including impairments) included in continuing operations
Telecommunications Services	$(206,785)	$(199,765)	$(416,898)	$(395,046)
Other	(22,484)	(16,596)	(37,300)	(32,490)
	$(229,269)	$(216,361)	$(454,198)	$(427,536)

Share-based compensation expense included in continuing operations
Telecommunications Services	$(9,025)	$(10,252)	$(21,019)	$(18,113)
Other	(3,251)	(3,240)	(7,273)	(5,627)
	$(12,276)	$(13,492)	$(28,292)	$(23,740)

Restructuring credits included in continuing operations
Telecommunications Services	$-	$-	$-	$-
Other	273	93	638	391
	$273	$93	$638	$391

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating income (loss) from continuing operations
Telecommunications Services	$270,743	$332,656	$462,252	$654,773
Other	(72,980)	(64,468)	(157,102)	(134,307)
	$197,763	$268,188	$305,150	$520,466

(a)	Inter-segment eliminations relate primarily to revenues recognized from the sale of local programming services to our Telecommunications Services segment.

A reconciliation of reportable segment amounts to Cablevision's and CSC Holdings' consolidated balances is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Operating income for reportable segments	$197,763	$268,188	$305,150	$520,466

Items excluded from operating income:
CSC Holdings interest expense	(102,507)	(121,153)	(199,071)	(242,502)
CSC Holdings interest income	86	197	173	506
CSC Holdings intercompany interest income	14,769	14,769	29,539	29,539
Gain (loss) on investments, net	(2,789)	42,113	96,669	177,438
Gain (loss) on equity derivative contracts, net	19,206	(16,137)	(52,510)	(127,331)
Loss on interest rate swap contracts, net	-	(183)	-	(1,828)
Write-off of deferred financing costs	(6,637)	-	(6,637)	-
Miscellaneous, net	489	260	868	804
CSC Holdings income from continuing operations before income taxes	120,380	188,054	174,181	357,092
Cablevision interest expense	(56,896)	(45,530)	(113,723)	(91,462)
Intercompany interest expense	(14,769)	(14,769)	(29,539)	(29,539)
Cablevision interest income	14	18	34	28
Cablevision income from continuing operations before income taxes	$48,729	$127,773	$30,953	$236,119

The following table summarizes the Company's capital expenditures by reportable segment for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Capital expenditures
Telecommunications Services	$248,837	$264,844	$474,105	$441,048
Other	9,673	11,437	21,745	23,375
	$258,510	$276,281	$495,850	$464,423

All revenues and assets of the Company's reportable segments are attributed to or located in the United States primarily concentrated in the New York metropolitan area.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 15.	RELATED PARTY TRANSACTIONS

The following table summarizes the revenue and charges (credits) related to services provided to or received from AMC Networks and Madison Square Garden reflected in continuing operations not discussed elsewhere in the accompanying combined notes to the condensed consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues, net	$2,035	$1,563	$3,179	$3,518

Operating expenses (credits):
Technical expenses, net of credits(a)	$39,221	$46,023	$85,342	$91,375
Selling, general and administrative expenses (credits), net	570	(542)	1,376	(468)

Operating expenses, net	$39,791	$45,481	$86,718	$90,907

Net charges	$37,756	$43,918	$83,539	$87,389

(a)	Technical expenses include primarily costs incurred by the Company for the carriage of the MSG networks and Fuse program services, as well as for AMC, WE tv, IFC and Sundance Channel on the Company's cable systems. The Company also purchases certain programming signal transmission and production services from AMC Networks.

NOTE 16.	OTHER MATTERS

VOOM Litigation Settlement

In June 2011, in connection with the AMC Networks Distribution, CSC Holdings and AMC Networks and its subsidiary, Rainbow Programming Holdings, LLC (the "AMC Parties") entered into an agreement (the "VOOM Litigation Agreement") which provided that CSC Holdings and the AMC Parties would share equally in the proceeds (including in the value of any non-cash consideration) of any settlement or final judgment in the litigation with DISH Network, LLC ("DISH Network") that were received by subsidiaries of AMC Networks from VOOM HD Holdings LLC ("VOOM HD").

In October 2012, the Company and AMC Networks settled the litigation with DISH Network.  Pursuant to the settlement agreement, DISH Network paid $700,000 to a joint escrow account for the benefit of the Company and AMC Networks.  On April 8, 2013, the Company and AMC Networks reached agreement, pursuant to the VOOM Litigation Agreement, on the final allocation of the proceeds of the settlement.  The parties agreed that (a) the Company would be allocated a total of $525,000 of the cash settlement payment; and (b) AMC Networks would retain $175,000 of the cash settlement payment (in addition to the long-term affiliation agreements entered into with DISH Network as part of the settlement).  The final allocation was approved by independent committees of the Boards of Directors of the Company and AMC Networks.  On April 9, 2013, the Company received $175,000 from AMC Networks (in addition to the $350,000 distributed to the Company from the joint escrow account in December 2012).  The proceeds of $175,000 were recorded as a gain in discontinued operations for the three and six months ended June 30, 2013.  See Note 7.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 17.	SUBSEQUENT EVENTS

Sale of Bresnan Cable

On July 1, 2013, the Company completed the sale of Bresnan Cable to Charter whereby the Company received net cash of approximately $673,000, which reflects certain adjustments (subject to a final working capital settlement), including a reduction for certain funded indebtedness of Bresnan Cable, and transaction costs.  The Company expects to record a pre-tax gain of approximately $405,000 to $415,000 in the third quarter 2013.

Redemption of CSC Holdings Senior Notes

On July 25, 2013, CSC Holdings announced the redemption in full of (1) its outstanding 8.50% Senior Notes due 2014 (the “2014 Notes”) and (2) its 8.50% Senior Notes due 2015 (the “2015 Notes” and, together with the 2014 Notes, the “Notes”) on August 26, 2013 (the “Redemption Date”).

The redemption price for the 2014 Notes is equal to the greater of (i) 100% of the principal amount of the 2014 Notes or (ii) the make-whole redemption amount calculated in accordance with the terms of the indenture under which the 2014 Notes were issued, plus accrued and unpaid interest on the 2014 Notes from and including April 15, 2013 (the last interest payment date) to but excluding the Redemption Date. The aggregate principal amount of 2014 Notes outstanding on July 25, 2013, was $204,937.

The redemption price for the 2015 Notes is 102.125% of the principal amount of the 2015 Notes, plus accrued and unpaid interest on the 2015 Notes from and including June 15, 2013 (the last interest payment date) to but excluding the Redemption Date.  The aggregate principal amount of 2015 Notes outstanding on July 25, 2013, was $91,543.

Cablevision Dividend

On July 30, 2013, the Board of Directors of Cablevision declared a cash dividend of $0.15 per share payable on September 5, 2013 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of August 15, 2013.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts, except per customer, per unit and per share data included in the following discussion under this Item 2 are presented in thousands.

Summary

Our future performance is dependent, to a large extent, on general economic conditions including capital and credit market conditions, the impact of direct competition, our ability to manage our businesses effectively, and our relative strength in the marketplace, both with suppliers and customers.  See "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012.

Capital and credit market disruptions often cause broader economic downturns, which may lead to lower demand for our products, such as cable television services, as well as lower levels of television and newspaper advertising, and increased incidence of customers' inability to pay for the services we provide.  We have experienced some of the effects of the recent economic downturn.  Events such as these may adversely impact our results of operations, cash flows and financial position.

On June 27, 2013, the Company completed the sale of substantially all of its Clearview Cinemas' theaters ("Clearview Cinemas") to Bow Tie Cinemas pursuant to the asset purchase agreement between the two parties entered into in April 2013 (the "Clearview Sale") (see Note 1 to our condensed consolidated financial statements).  Effective as of the closing date of the Clearview Sale, the Company no longer consolidates the financial results of Clearview Cinemas.  Accordingly, the historical financial results of Clearview Cinemas have been reflected in our condensed consolidated financial statements as discontinued operations for all periods presented.

On July 1, 2013, the Company completed the sale of its Bresnan Broadband Holdings, LLC subsidiary ("Bresnan Cable") for $1,625,000 in cash, subject to certain adjustments, including a reduction for certain funded indebtedness of Bresnan Cable (the "Bresnan Sale") to Charter Communications Operating, LLC ("Charter") pursuant to the purchase agreement entered into between CSC Holdings and Charter in February 2013 (see Note 1 to our condensed consolidated financial statements).  Bresnan Cable includes all of our cable television systems in Montana, Wyoming, Colorado and Utah, previously included in the Company's Telecommunications Services segment.  As a result of the Bresnan Sale, the historical financial results of Bresnan Cable have been reflected in our condensed consolidated statements of income as discontinued operations for all periods presented.

On October 29, 2012, Superstorm Sandy made landfall in the New York metropolitan area, resulting in widespread power outages and service disruptions for almost 60% of our customers in this service area, as well as damage to certain portions of our cable network.  In the fourth quarter 2012, we recorded customer service credits and net incremental costs of approximately $117,200, including capital expenditures.  For the six months ended June 30, 2013, we incurred approximately $7,600 of costs, primarily for repairs and maintenance, and our remediation is complete.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Telecommunications Services

Our Telecommunications Services segment, which accounted for 95% of our consolidated revenues, net of inter-segment eliminations, for the six months ended June 30, 2013, derives revenues principally through monthly charges to subscribers of our video, high-speed data (often called "broadband" Internet access) and Voice over Internet Protocol ("VoIP") services and commercial data and voice services operations.  These monthly charges include fees for cable television programming, high-speed data and voice services, as well as equipment rental, digital video recorder ("DVR"), video-on-demand, pay-per-view, installation and home shopping commissions.  Revenue increases are derived from rate increases, increases in the number of subscribers to these services, including additional services sold to our existing subscribers, upgrades by video customers in the level of programming package to which they subscribe, and acquisition transactions that result in the addition of new subscribers.  Our ability to increase the number of subscribers to our services is significantly related to our penetration rates (the number of subscribers to our services as a percentage of serviceable passings, which represent the estimated number of single residence homes, apartment and condominium units and commercial establishments passed by the cable distribution network in areas serviceable without further extending the transmission lines, including our commercial data and voice customers).  As penetration rates increase, the number of available homes to which we can market our services generally decreases.  We also derive revenues from the sale of advertising time available on the programming carried on our cable television systems.

Our cable television service, which accounted for 54% of our consolidated revenues, net of inter-segment eliminations, for the six months ended June 30, 2013, faces competition from video service provided by incumbent telephone companies, DBS service providers, and others including the delivery of video content over the Internet directly to subscribers.  As discussed in greater detail below, we face intense competition from two incumbent telephone companies, Verizon Communications, Inc. ("Verizon") and AT&T Inc. ("AT&T").  Verizon has made and may continue to make promotional offers to customers in our service area at prices lower than ours.  To the extent these incumbent telephone companies continue to offer competitive and promotional packages, our ability to maintain or increase our existing customers and revenue may continue to be negatively impacted.  There are two major providers of DBS service in the United States, DISH Network and DirecTV, each with significantly higher numbers of subscribers than we have.  We compete in our service areas with these DBS competitors by "bundling" our service offerings with products that the DBS companies cannot efficiently provide at this time, such as high-speed Internet access service, voice service and interactive services carried over the cable distribution plant.  Historically, we have made substantial investments in the development of new and innovative programming options and other service offerings for our customers as a way of differentiating ourselves from our competitors.

Verizon and AT&T offer video programming as well as voice and high-speed Internet access services to residential customers in our service area.  Verizon has constructed fiber to the home network plant that passes a significant number of households in our service area.  Verizon does not publicly report the extent of their build-out or penetration by area.  We estimate that Verizon passes approximately half of the households in our service area.  Verizon's passings in our service area are difficult to assess because they are based upon visual inspections and other limited estimating techniques, and therefore our estimate serves only as an approximation.  Verizon has obtained authority to provide video service for a majority of these homes passed, on a statewide basis in New Jersey, in numerous local franchises in New York State, including all of New York City, and in a small portion of Connecticut.  AT&T offers video service in competition with us in most of our Connecticut service area.  This competition impacts our video revenue in these areas and may continue to do so in the future.  Verizon and AT&T also market DBS services in our service area.  Each of these companies has significantly greater financial resources than we do.

Our high-speed data services business, which accounted for 22% of our consolidated revenues, net of inter-segment eliminations, for the six months ended June 30, 2013, faces intense competition from other providers of high-speed Internet access, including Verizon and AT&T.  Due to our high penetration (55.7% of serviceable passings at June 30, 2013) and the impact of intense competition, our ability to maintain or increase our existing customers and revenue in the future may continue to be negatively impacted.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Our VoIP offering, which accounted for 14% of our consolidated revenues, net of inter-segment eliminations, for the six months ended June 30, 2013, faces intense competition from other providers of voice services, including carriers such as Verizon and AT&T.  We compete primarily on the basis of pricing, where unlimited United States and Canada (including Puerto Rico and the U.S. Virgin Islands) long distance, regional and local calling, together with certain features for which the incumbent providers charge extra, are offered at one low price.  Due to our high penetration (45.8% of serviceable passings at June 30, 2013) and the impact of intense competition, our ability to maintain or increase our existing customers and revenue in the future may continue to be negatively impacted.

Our revenues have been negatively impacted as a result of video subscriber declines and promotional pricing due primarily to intense competition and the continued weak economic conditions.  In 2012, we did not implement a residential rate increase and extended the terms of certain promotional offers.  During the first quarter of 2013, we implemented rate increases for certain of our high-speed data services and beginning in the second quarter of 2013, we implemented a sports programming surcharge and other rate increases for certain video services.

Our programming costs, which are the most significant component of our operating expenses, have increased and are expected to continue to increase primarily as a result of contractual rate increases and new channel launches.  Additionally, as a result of various initiatives to continually improve our services, our level of capital expenditures and other operating expenses have also increased.  See "Business Segments Results -Telecommunications Services" below for a further discussion of revenues and operating expenses and "Liquidity and Capital Resources - Capital Expenditures" for additional information regarding our capital expenditures.

Lightpath accounted for 5% of our consolidated revenues, net of inter-segment eliminations, for the six months ended June 30, 2013.  Lightpath operates in the most competitive business telecommunications market in the country and competes against the very largest telecommunications companies - incumbent local exchange carriers such as Verizon and AT&T, other competitive local exchange companies, and long distance companies.  To the extent our competitors reduce their prices, future growth of our Lightpath business may be negatively impacted.

Other

Our Other segment, which accounted for 5% of our consolidated revenues, net of inter-segment eliminations, for the six months ended June 30, 2013, includes the operations of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com, (ii) the News 12 Networks, our regional news programming services, (iii) the MSG Varsity network, our network dedicated entirely to showcasing high school sports and activities and other local programming, (iv) our cable television advertising company, Cablevision Media Sales Corporation ("Cablevision Media Sales"), and (v) certain other businesses and unallocated corporate costs.

Newsday

Newsday's revenue is derived primarily from the sale of advertising and the sale of newspapers ("circulation revenue").  For the six months ended June 30, 2013, advertising revenues accounted for 69% and circulation revenues accounted for 30% of the total revenues of Newsday.  Newsday's circulation revenue is derived primarily from home delivery subscriptions of the Newsday daily newspaper, and single copy sales of Newsday through local retail outlets.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Local economic conditions affect the levels of retail and classified newspaper advertising revenue.  General economic conditions, changes in consumer spending, auto sales, housing sales, unemployment rates, job creation, readership and circulation levels and rates all impact demand for advertising.

Newsday and the newspaper industry generally have experienced significant declines in advertising and circulation revenue as circulation and readership levels continue to be adversely affected by competition from new media news formats and less reliance on newspapers by some consumers, particularly younger consumers, as a source of news and classifieds.  A prolonged decline in circulation levels would also have a material adverse effect on the rate and volume of advertising revenues.

Newsday's largest categories of operating expenses relate to the production and distribution of its print products.  These costs are driven by volume (number of newspapers printed and number of pages printed) and the number of pages printed are impacted by the volume of advertising and editorial pages.  The majority of Newsday's other costs, such as editorial content creation, rent and general and administrative expenses do not directly fluctuate with changes in advertising and circulation revenue.

News 12 Networks

Our News 12 Networks, which include seven 24-hour local news channels and five traffic and weather services dedicated to covering areas within the New York metropolitan area, derives its revenues from the sale of advertising on its networks and affiliation fees paid by cable operators, principally Cablevision.

MSG Varsity

MSG Varsity is a network dedicated entirely to showcasing high school sports and activities.  It does not receive intercompany affiliation fees from the Telecommunications Services segment and has minimal revenues.

Cablevision Media Sales

Cablevision Media Sales is a cable television advertising company that derives its revenues from the sale of local and regional commercial advertising time on cable television networks in the New York metropolitan area, which offers advertisers the opportunity to target geographic and demographic audiences.

Non-GAAP Financial Measures

We define adjusted operating cash flow ("AOCF"), which is a non-GAAP financial measure, as operating income (loss) before depreciation and amortization (including impairments), excluding share-based compensation expense or benefit and restructuring expense or credits.  Because it is based upon operating income (loss), AOCF also excludes interest expense (including cash interest expense) and other non-operating income and expense items.  We believe that the exclusion of share-based compensation expense or benefit allows investors to better track the performance of the various operating units of our business without regard to the distortive effects of fluctuating stock prices in the case of stock appreciation rights and, in the case of restricted shares, restricted stock units and stock options, the expense associated with an award that is not expected to be made in cash.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

We present AOCF as a measure of our ability to service our debt and make continuing investments, including in our capital infrastructure.  We believe AOCF is an appropriate measure for evaluating the operating performance of our business segments and the Company on a consolidated basis.  AOCF and similar measures with similar titles are common performance measures used by investors, analysts and peers to compare performance in our industry.  Internally, we use net revenues and AOCF measures as the most important indicators of our business performance, and evaluate management's effectiveness with specific reference to these indicators.  AOCF should be viewed as a supplement to and not a substitute for operating income (loss), net income (loss), cash flows from operating activities, and other measures of performance and/or liquidity presented in accordance with U.S. generally accepted accounting principles ("GAAP").  Since AOCF is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similar measures with similar titles used by other companies.  Each presentation of AOCF in this Quarterly Report on Form 10-Q includes a reconciliation of AOCF to operating income (loss).

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated:

STATEMENT OF OPERATIONS DATA

	Three Months Ended June 30,
	2013		2012
		% of Net		% of Net	Favorable
	Amount	Revenues	Amount	Revenues	(Unfavorable)

Revenues, net	$1,569,619	100%	$1,556,618	100%	$13,001

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	764,343	49	725,841	47	(38,502)
Selling, general and administrative	378,517	24	346,321	22	(32,196)
Restructuring credits	(273)	-	(93)	-	180
Depreciation and amortization (including impairments)	229,269	15	216,361	14	(12,908)
Operating income	197,763	13	268,188	17	(70,425)
Other income (expense):
Interest expense, net	(159,303)	(10)	(166,468)	(11)	7,165
Gain (loss) on investments, net	(2,789)	-	42,113	3	(44,902)
Gain (loss) on equity derivative contracts, net	19,206	1	(16,137)	(1)	35,343
Loss on interest rate swap contracts, net	-	-	(183)	-	183
Write-off of deferred financing costs	(6,637)	-	-	-	(6,637)
Miscellaneous, net	489	-	260	-	229
Income from continuing operations before income taxes	48,729	3	127,773	8	(79,044)
Income tax expense	(20,507)	(1)	(50,534)	(3)	30,027
Income from continuing operations	28,222	2	77,239	5	(49,017)
Income (loss) from discontinued operations, net of income taxes	107,495	7	(13,450)	(1)	120,945
Net income	135,717	9	63,789	4	71,928
Net income attributable to noncontrolling interests	(358)	-	(260)	-	(98)
Net income attributable to Cablevision Systems Corporation stockholders	$135,359	9%	$63,529	4%	$71,830

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

	Six Months Ended June 30,
	2013		2012
		% of Net		% of Net	Favorable
	Amount	Revenues	Amount	Revenues	(Unfavorable)

Revenues, net	$3,080,847	100%	$3,077,048	100%	$3,799

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	1,552,384	50	1,434,866	47	(117,518)
Selling, general and administrative	769,753	25	694,571	23	(75,182)
Restructuring credits	(638)	-	(391)	-	247
Depreciation and amortization (including impairments)	454,198	15	427,536	14	(26,662)
Operating income	305,150	10	520,466	17	(215,316)
Other income (expense):
Interest expense, net	(312,587)	(10)	(333,430)	(11)	20,843
Gain on investments, net	96,669	3	177,438	6	(80,769)
Loss on equity derivative contracts, net	(52,510)	(2)	(127,331)	(4)	74,821
Loss on interest rate swap contracts, net	-	-	(1,828)	-	1,828
Write-off of deferred financing costs	(6,637)	-	-	-	(6,637)
Miscellaneous, net	868	-	804	-	64
Income from continuing operations before income taxes	30,953	1	236,119	8	(205,166)
Income tax expense	(9,864)	-	(91,639)	(3)	81,775
Income from continuing operations	21,089	1	144,480	5	(123,391)
Income (loss) from discontinued operations, net of income taxes	98,230	3	(23,587)	(1)	121,817
Net income	119,319	4	120,893	4	(1,574)
Net income attributable to noncontrolling interests	(101)	-	(117)	-	16
Net income attributable to Cablevision Systems Corporation stockholders	$119,218	4%	$120,776	4%	$(1,558)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The following is a reconciliation of operating income to Adjusted Operating Cash Flow ("AOCF"):

	Three Months Ended June 30,
	2013	2012	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$197,763	$268,188	$(70,425)
Share-based compensation	12,276	13,492	(1,216)
Depreciation and amortization (including impairments)	229,269	216,361	12,908
Restructuring credits	(273)	(93)	(180)
AOCF	$439,035	$497,948	$(58,913)

	Six Months Ended June 30,
	2013	2012	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$305,150	$520,466	$(215,316)
Share-based compensation	28,292	23,740	4,552
Depreciation and amortization (including impairments)	454,198	427,536	26,662
Restructuring credits	(638)	(391)	(247)
AOCF	$787,002	$971,351	$(184,349)

Comparison of Three and Six Months Ended June 30, 2013 Versus Three and Six Months Ended June 30, 2012

Consolidated Results - Cablevision Systems Corporation

We classify our operations into two reportable segments:

•	Telecommunications Services, consisting principally of our video, high-speed data, VoIP services and the commercial high-speed data and voice services operations of Lightpath; and
•	Other, consisting principally of (i) Newsday, (ii) the News 12 Networks, (iii) the MSG Varsity network, (iv) Cablevision Media Sales, and (v) certain other businesses and unallocated corporate costs.

We allocate certain amounts of our corporate overhead to each segment based upon their proportionate estimated usage of services.  Corporate overhead costs allocated to Clearview Cinemas (previously included in the Other segment) and Bresnan Cable (previously included in the Telecommunications Services segment) that may not be eliminated as a result of the Clearview Sale and the Bresnan Sale, respectively, have been reclassified to the Other segment in continuing operations for all periods presented.

The segment financial information set forth below, including the discussion related to individual line items, does not reflect inter-segment eliminations unless specifically indicated.

See "Business Segments Results" for a discussion relating to the operating results of our segments.  In those sections, we provide detailed analysis of the reasons for increases or decreases in the various line items at the segment level.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Revenues, net for the three and six months ended June 30, 2013 increased $13,001 (1%) and $3,799, respectively, as compared to revenues, net for the three and six months ended June 30, 2012.  The net increase is attributable to the following:

	Three Months	Six Months
	Ended June 30, 2013

Increase in revenues of the Telecommunications Services segment	$13,756	$7,403
Decrease in revenues of the Other segment	(961)	(3,995)
Inter-segment eliminations	206	391
	$13,001	$3,799

Technical and operating expenses (excluding depreciation, amortization and impairments) include primarily:

•	cable programming costs which are costs paid to programmers, net of amortization of any launch support received, for cable content and are generally paid on a per-subscriber basis;
•	network management and field service costs which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections;
•	interconnection, call completion and circuit fees relating to our telephone and VoIP businesses which represent the transport and termination of calls with other telecommunications carriers; and
•	publication production and distribution costs of our Newsday business.

Technical and operating expenses (excluding depreciation, amortization and impairments) increased $38,502 (5%) and $117,518 (8%), respectively, for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2013

Increase in expenses of the Telecommunications Services segment	$39,788	$118,162
Decrease in expenses of the Other segment	(1,255)	(555)
Inter-segment eliminations	(31)	(89)
	$38,502	$117,518

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, and costs of customer call centers.  Selling, general and administrative expenses increased $32,196 (9%) and $75,182 (11%), respectively, for the three and six months ended June 30, 2013 as compared to the same periods in 2012.  The increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2013

Increase in expenses of the Telecommunications Services segment	$28,861	$59,910
Increase in expenses of the Other segment	3,098	14,792
Inter-segment eliminations	237	480
	$32,196	$75,182

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Depreciation and amortization (including impairments) increased $12,908 (6%) and $26,662 (6%), respectively, for the three and six months ended June 30, 2013 as compared to the same periods in 2012.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2013

Increase in expenses of the Telecommunications Services segment	$7,020	$21,852
Increase in expenses of the Other segment	5,888	4,810
	$12,908	$26,662

Adjusted operating cash flow decreased $58,913 (12%) and $184,349 (19%), respectively, for the three and six months ended June 30, 2013 as compared to the same periods in 2012.  The decreases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2013

Decrease in AOCF of the Telecommunications Services segment	$(56,120)	$(167,763)
Decrease in AOCF of the Other segment	(2,793)	(16,586)
	$(58,913)	$(184,349)

Interest expense, net decreased $7,165 (4%) and $20,843 (6%), respectively, for the three and six months ended June 30, 2013 as compared to the same periods in 2013.  The net decreases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2013

Decrease due to lower average interest rates on our indebtedness	$(19,684)	$(35,739)
Increase due to change in average debt balances	5,683	9,001
Lower interest income	115	327
Net increases due primarily to fees related to the CSC Holdings' credit facility refinancing, partially offset by other decreases	6,721	5,568
	$(7,165)	$(20,843)

See "Liquidity and Capital Resources" discussion below for a detail of our borrower groups.

Gain (loss) on investments, net of $(2,789) and $96,669 for the three and six months ended June 30, 2013, respectively, and $42,113 and $177,438 for the three and six months ended June 30, 2012, respectively, consists primarily of the increase (decrease) in the fair value of Comcast common stock owned by the Company.  The effects of these gains (losses) are partially offset by the (losses) gains on the related equity derivative contracts, net described below.

Gain (loss) on equity derivative contracts, net of 19,206 and $(52,510) for the three and six months ended June 30, 2013, respectively, and $(16,137) and $(127,331) for the three and six months ended June 30, 2012, respectively, consists of unrealized and realized losses due to the change in fair value of the Company's equity derivative contracts relating to the Comcast common stock owned by the Company.  The effects of these gains (losses) are partially offset by the (losses) gains on investment securities pledged as collateral, which are included in gain (loss) on investments, net discussed above.

Loss on interest rate swap contracts, net amounted to $183 and $1,828, respectively, for the three and six months ended June 30, 2012.  Through their maturity on June 30, 2012, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of the Company's floating rate debt.  The losses on interest rate swap contracts were a result of a shift in the yield curve over the life of the swap contracts.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Write-off of deferred financing costs of $6,637 for the three and six months ended June 30, 2013 related to the refinancing of the Restricted Group credit facility.

Income tax expense amounted to $20,507 and $9,864 for the three and six months ended June 30, 2013, respectively, reflecting an effective tax rate of 42% and 32%, respectively.  During the six months ended June 30, 2013, an increase in research credits resulted in a tax benefit of $2,700, including $1,800 relating to the year ended December 31, 2012 pursuant to a law change retroactively extending such credits on January 2, 2013.  Absent this tax benefit of $2,700, the effective tax rate for the six months ended June 30, 2013 is 41%.

The Company recorded income tax expense of $50,534 and $91,639 for the three and six months ended June 30, 2012, respectively, reflecting an effective tax rate of 40% and 39%, respectively.  In the first quarter of 2012, a nontaxable gain at an entity that is not consolidated for income tax purposes resulted in a tax benefit of $2,889.  In the second quarter of 2012, the settlement of an income tax examination resulted in tax benefit of $1,532.  Absent these items, the effective tax rate for the three and six months ended June 30, 2012 would have been 41% in both periods.

In general, the Company is required to use an estimated annual effective tax rate to measure the income tax expense or benefit recognized in an interim period.  The estimated annual effective tax rate is revised on a quarterly basis.  In addition, certain items included in income tax expense as well as the tax impact of certain items included in pretax income from continuing operations must be treated as discrete items.  The income tax expense or benefit associated with these discrete items is fully recognized in the interim period in which the items occur.

Income (loss) from discontinued operations

Income (loss) from discontinued operations, net of income taxes, for the three and six months ended June 30, 2013 and 2012 reflects the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Litigation settlement, net of legal fees, net of income taxes	$103,820	$-	$103,635	$-
Income (loss) of Bresnan Cable, net of income taxes	17,278	(9,766)	17,715	(17,026)
Loss of Clearview, including loss on sale, net of income taxes	(13,603)	(3,684)	(23,120)	(6,561)
Income (loss) from discontinued operations, net of income taxes - Cablevision	107,495	(13,450)	98,230	(23,587)
Income tax benefit recognized at Cablevision, not applicable to CSC Holdings	(1,003)	-	(1,003)	-
Income (loss) from discontinued operations, net of income taxes - CSC Holdings	$106,492	$(13,450)	$97,227	$(23,587)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Business Segments Results

Telecommunications Services

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our Telecommunications Services segment.

	Three Months Ended June 30,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$1,480,379	100%	$1,466,623	100%	$13,756
Technical and operating expenses (excluding depreciation and amortization shown below)	703,589	48	663,801	45	(39,788)
Selling, general and administrative expenses	299,262	20	270,401	18	(28,861)
Depreciation and amortization	206,785	14	199,765	14	(7,020)
Operating income	$270,743	18%	$332,656	23%	$(61,913)

	Six Months Ended June 30,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$2,913,869	100%	$2,906,466	100%	$7,403
Technical and operating expenses (excluding depreciation and amortization shown below)	1,428,847	49	1,310,685	45	(118,162)
Selling, general and administrative expenses	605,872	21	545,962	19	(59,910)
Depreciation and amortization	416,898	14	395,046	14	(21,852)
Operating income	$462,252	16%	$654,773	23%	$(192,521)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The following is a reconciliation of operating income to AOCF:

	Three Months Ended June 30,
	2013	2012	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$270,743	$332,656	$(61,913)
Share-based compensation	9,025	10,252	(1,227)
Depreciation and amortization	206,785	199,765	7,020
AOCF	$486,553	$542,673	$(56,120)

	Six Months Ended June 30,
	2013	2012	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$462,252	$654,773	$(192,521)
Share-based compensation	21,019	18,113	2,906
Depreciation and amortization	416,898	395,046	21,852
AOCF	$900,169	$1,067,932	$(167,763)

Revenues, net for the three and six months ended June 30, 2013 increased $13,756 (1%) and $7,403, respectively, as compared to revenues, net for the same periods in the prior year.  The net increases are attributable to the following:

	Three Months Ended June 30,		Increase	Percent Increase
	2013	2012	(Decrease)	(Decrease)
Video (including equipment rental, DVR, video-on-demand and pay-per-view)	$793,154	$809,957	$(16,803)	(2)%
High-speed data	337,942	308,813	29,129	9
Voice	211,472	207,716	3,756	2
Advertising	36,588	40,200	(3,612)	(9)
Other (including installation, home shopping, advertising sales commissions, and other products)	23,236	23,681	(445)	(2)
Total Cable Television	1,402,392	1,390,367	12,025	1
Lightpath	82,469	81,136	1,333	2
Intra-segment eliminations	(4,482)	(4,880)	398	8
Total Telecommunications Services	$1,480,379	$1,466,623	$13,756	1%

	Six Months Ended June 30,		Increase	Percent Increase
	2013	2012	(Decrease)	(Decrease)
Video (including equipment rental, DVR, video-on-demand and pay-per-view)	$1,559,686	$1,610,624	$(50,938)	(3)%
High-speed data	668,347	611,988	56,359	9
Voice	420,104	413,261	6,843	2
Advertising	63,689	72,027	(8,338)	(12)
Other (including installation, home shopping, advertising sales commissions, and other products)	46,363	47,817	(1,454)	(3)
Total Cable Television	2,758,189	2,755,717	2,472	-
Lightpath	164,945	160,669	4,276	3
Intra-segment eliminations	(9,265)	(9,920)	655	7
Total Telecommunications Services	$2,913,869	$2,906,466	$7,403	-

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The net revenue increases in Cable Television for the three and six months ended June 30, 2013 as compared to the same periods in the prior year were primarily derived from increases in high-speed data revenue of $29,129 and $56,359 and increases in voice revenue of $3,756 and $6,843, respectively.  These increases were substantially offset by declines in video revenue of $16,803 and $50,938 and declines in advertising revenue of $3,612 and $8,338, respectively.  The increases in high-speed data and voice revenues are due primarily to certain rate increases for high-speed data services implemented during the first quarter of 2013, and an increase in the number of customers to each service, as set forth in the table below.  The decreases in video revenue for the three and six months ended June 30, 2013 as compared to the same periods in the prior year were due primarily to a decline in video customers of 86,400 as compared to June 30, 2012 and a decline in pay-per-view revenue, partially offset by higher average recurring video revenue per video customer primarily as a result of a sports programming surcharge and other rate increases for certain video services implemented during the second quarter of 2013.  The decreases in advertising revenue were primarily attributable to lower net revenues from the automotive and cable television broadcasting industries.

The increase in Lightpath net revenue is primarily attributable to growth in Ethernet data services, partially offset by reduced traditional data services.

The following table presents certain statistical information as of June 30, 2013, March 31, 2013 and June 30, 2012 for our cable television systems (excluding Lightpath):

	June 30, 2013(a)	March 31, 2013(a)	June 30, 2012
	(in thousands)

Total customers	3,224	3,235	3,274
Video customers	2,868	2,888	2,954
High-speed data customers	2,787	2,786	2,755
Voice customers	2,290	2,287	2,255
Serviceable passings	5,004	4,991	4,948

Average monthly revenue per customer relationship ("RPC")(b)	$144.74	$139.80	$141.72

Average monthly revenue per video customer ("RPS")(b)	$162.42	$156.34	$156.93

(a)	Amounts exclude customers located in the areas most severely impacted by Superstorm Sandy who we have been unable to contact and those whose billing we have decided to suspend temporarily during restoration of their homes. As of June 30, 2013 these customers represent approximately 2 thousand customer relationships, video, high-speed data and voice, respectively. As of March 31, 2013 these customers represent approximately 6 thousand customer relationships, 5 thousand video, 5 thousand high-speed data and 4 thousand voice.
(b)	RPC is calculated by dividing the average monthly GAAP revenues for the Telecommunications Services segment, less the revenue attributable to Lightpath, for the quarterly periods presented by the average number of customer relationships served by our cable television systems for the respective periods. RPS is calculated using these same revenues divided by the average number of video customers for the respective periods. For purposes of these calculations, both revenue and average number of video customers and customer relationships exclude our Lightpath operations because Lightpath's third party revenues are unrelated to our cable television system customers.

The Company had a net loss of 20,600 and 25,300 video customers during the three and six months ended June 30, 2013, compared to a net gain of 2,000 and 6,700 during the same periods in 2012.  We believe our overall video customer decline as of June 30, 2013 as compared to June 30, 2012 is largely attributable to intense competition, particularly from Verizon, and the continued weak economic conditions.  These factors are expected to continue to impact our ability to maintain or increase our existing customers and revenue in the future.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The sequential increases in RPC of $4.94 and RPS of $6.08 in the second quarter of 2013 is primarily related to increases in video and high-speed data revenues due to certain rate increases implemented during the first and second quarter of 2013, as discussed above, and increased advertising revenue due to stronger political spending and an increase in certain other categories.

Technical and operating expenses (excluding depreciation and amortization shown below) for the three and six months ended June 30, 2013 increased $39,788 (6%) and $118,162 (9%), respectively, as compared to the same periods in 2012.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2013
Increase in programming costs due primarily to contractual rate increases and new channel launches, partially offset by lower subscribers and the resolution of a contractual matter	$33,441	$77,808
Increase in employee related costs, primarily merit increases, benefits, increases related to the 2012 compensation changes implemented in the second quarter of 2012 for non-executive employees (see discussion below) and an increase in the number of employees	15,231	38,299
Expenses incurred as a result of Superstorm Sandy, primarily network operations repairs and maintenance costs	-	7,623
Increase in other net repairs and maintenance costs	3,357	5,619
Decrease in contractor costs due primarily to lower truck rolls	(10,366)	(9,984)
Decrease in voice related fees, net due primarily to reduction in rate and the settlement of New York State sales tax matters recorded in the first quarter of 2012	(2,584)	(5,395)
Other net increases	282	3,444
Intra-segment eliminations	427	748
	$39,788	$118,162

Technical and operating expenses consist primarily of programming costs (including costs of video-on-demand and pay-per-view) and direct costs associated with providing and maintaining services to our customers.  These costs typically rise due to increases in contractual programming rates and general inflationary cost increases for employees, contractors, insurance and other various expenses.  Certain of these costs are also variable based on the number of customers.  Our programming costs increased 10% for the six months ended June 30, 2013 as compared to the same period in 2012 as a result of contractual rate increases and new channel launches, as well as the effect of increasing the number of customers receiving certain programming services, partially offset by a decline in our total video customers.  We anticipate a similar increase in programming costs for the remainder of 2013.  Costs of field operations also increase as the portion of our expenses that we are able to capitalize decrease due to lower new customer installations and lower new service upgrades.  Network related costs also fluctuate as capitalizable network upgrade and enhancement activity changes.  Franchise fees are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue, primarily video revenue, which vary by state and municipality.  These costs change in relation to changes in such categories of revenues or rate changes.  We expect that our technical and operating expenses will continue to increase in the future.

During 2012, the Company completed a comprehensive study of its non-executive compensation practices with a focus on individual competitive pay and career advancement.  As a result, certain compensation changes were implemented during the second quarter of 2012, most of which were effective May 1, 2012, resulting in an increase in costs for the three and six months ended June 30, 2013 as compared to the same periods in 2012 as reflected in the table above.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses  for the three and six months ended June 30, 2013 increased $28,861 (11%) and $59,910 (11%), respectively,  as compared to the same periods in 2012.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2013
Increase in employee related costs, primarily merit increases, benefits and increases related to the 2012 compensation changes implemented in the second quarter of 2012 for non-executive employees (see discussion above)	$18,690	$37,975
Increase in fees related primarily to legal costs	6,602	13,267
Increase in share-based compensation and expenses related to long-term incentive plan awards to employees	214	6,229
Other net increases	3,384	2,532
Intra-segment eliminations	(29)	(93)
	$28,861	$59,910

Selling, general and administrative expenses include customer related costs, principally from the operation and maintenance of our call center facilities that handle customer inquiries and billing and collection activities.  These costs generally rise as the number of customers grow and also as a result of general inflationary cost increases for employees and various other expenses.  Sales and marketing costs primarily consist of employee costs and advertising production and placement costs associated with acquiring and retaining customers.  These costs vary period to period and may increase with intense competition.

Depreciation and amortization increased $7,020 (4%) and $21,852 (6%), respectively, for the three and six months ended June 30, 2013, as compared to the same periods in 2012.  The net increases resulted primarily from the depreciation of new asset purchases, partially offset by certain assets being retired or becoming fully depreciated.

Adjusted operating cash flow decreased $56,120 (10%) and $167,763 (16%), respectively, for the three and six months ended June 30, 2013 as compared to the same periods in 2012.  These decreases were due to increases in both technical and operating expenses and selling, general and administrative expenses, excluding depreciation and amortization and share-based compensation, partially offset by an increase in revenue, net, as discussed above.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Other

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for the Company's Other segment.

	Three Months Ended June 30,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$94,521	100%	$95,482	100%	$(961)
Technical and operating expenses (excluding depreciation, amortization and impairments shown below)	65,176	69	66,431	70	1,255
Selling, general and administrative expenses	80,114	85	77,016	81	(3,098)
Restructuring credits	(273)	-	(93)	-	180
Depreciation and amortization (including impairments)	22,484	24	16,596	17	(5,888)
Operating loss	$(72,980)	(77)%	$(64,468)	(68)%	$(8,512)

	Six Months Ended June 30,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$177,439	100%	$181,434	100%	$(3,995)
Technical and operating expenses (excluding depreciation, amortization and impairments shown below)	132,408	75	132,963	73	555
Selling, general and administrative expenses	165,471	93	150,679	83	(14,792)
Restructuring credits	(638)	-	(391)	-	247
Depreciation and amortization (including impairments)	37,300	21	32,490	18	(4,810)
Operating loss	$(157,102)	(89)%	$(134,307)	(74)%	$(22,795)

The following is a reconciliation of operating loss to AOCF deficit:

	Three Months Ended June 30,
	2013	2012	Favorable
	Amount	Amount	(Unfavorable)

Operating loss	$(72,980)	$(64,468)	$(8,512)
Share-based compensation	3,251	3,240	11
Restructuring credits	(273)	(93)	(180)
Depreciation and amortization (including impairments)	22,484	16,596	5,888
AOCF deficit	$(47,518)	$(44,725)	$(2,793)

	Six Months Ended June 30,
	2013	2012	Favorable
	Amount	Amount	(Unfavorable)

Operating loss	$(157,102)	$(134,307)	$(22,795)
Share-based compensation	7,273	5,627	1,646
Restructuring credits	(638)	(391)	(247)
Depreciation and amortization (including impairments)	37,300	32,490	4,810
AOCF deficit	$(113,167)	$(96,581)	$(16,586)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Revenues, net for the three and six months ended June 30, 2013 decreased $961 (1%) and $3,995 (2%), respectively, as compared to revenues, net for the same periods in the prior year.  The net decreases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2013
Decrease in revenues at Newsday (from $73,418 to $69,373 for the three months and $139,769 to $131,672 for the six months ended June 30, 2013 and 2012, respectively) due primarily to decreases in advertising revenues as a result of the continued challenging economic environment and competition from other media	$(4,045)	$(8,097)
Increase in advertising revenues at News 12 Networks and commission revenues at Cablevision Media Sales	2,097	2,922
Net increase in other revenues	420	632
Intra-segment eliminations	567	548
	$(961)	$(3,995)

Technical and operating expenses (excluding depreciation, amortization and impairments shown below) for the three and six months ended June 30, 2013 decreased $1,255 (2%) and $555, respectively, as compared to the same periods in the prior year.  The net decreases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2013
Decrease in operating costs primarily of the MSG Varsity network of $3,498 and $4,800 and Newsday (from $46,764 to $46,041 for the three months and $92,261 to $90,923 for the six months ended June 30, 2013 and 2012, respectively)	$(4,243)	$(6,138)
Increase in expenses, primarily at News 12 Networks	2,988	5,583
	$(1,255)	$(555)

Selling, general, and administrative expenses increased $3,098 (4%) and $14,792 (10%), respectively, for the three and six months ended June 30, 2013 as compared to the same periods in the prior year.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2013
Increase in unallocated corporate costs, primarily employee related costs, net of an increase in allocations to certain business units	$2,620	$12,167
Increase (decrease) in expenses at Newsday (from $27,291 to $26,888 for the three months and $53,498 to $55,267 for the six months ended June 30, 2013 and 2012, respectively)	(403)	1,769
Decrease in legal and other professional fees	(1,465)	(3,024)
Other net increases	1,768	3,332
Intra-segment eliminations	578	548
	$3,098	$14,792

For the three and six months ended June 30, 2013 and 2012, we allocated certain corporate overhead, including share-based compensation expense and expenses related to Cablevision's long-term incentive plans aggregating $4,514 and $9,117, and $4,197 and $8,140, respectively, to Clearview Cinemas (previously included in the Other segment) and Bresnan Cable (previously included in the Telecommunications Services segment).  Such expenses may not be eliminated as a result of the Clearview Sale and the Bresnan Sale and have been reclassified to the Other segment.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Depreciation and amortization (including impairments) for the three and six months ended June 30, 2013 increased $5,888 (35%) and $4,810 (15%), respectively, as compared to the same periods in the prior year.  The net increases consist of an increase in impairment charges related primarily to equipment of $8,731 and $9,766 for the three and six months ended June 30, 2013, respectively, and an increase due to depreciation of new asset purchases, partially offset by decreases due to certain assets becoming fully depreciated.

Adjusted operating cash flow deficit increased $2,793 (6%) and $16,586 (17%) for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 (including Newsday's AOCF deficit of $(2,403) and $(12,166) for the three and six months ended June 30, 2013 compared to AOCF (AOCF deficit) of $399 and $(4,288), respectively, for the three and six months ended June 30, 2012).  The increase in AOCF deficit was due primarily to an increase in operating expenses excluding depreciation and amortization and share-based compensation, as discussed above, and a decrease in revenue, net.

CSC HOLDINGS, LLC

The condensed consolidated statements of income of CSC Holdings are essentially identical to the condensed consolidated statements of income of Cablevision, except for the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income attributable to Cablevision Systems Corporation stockholders	$135,359	$63,529	$119,218	$120,776
Interest expense relating to Cablevision senior notes included in Cablevision's condensed consolidated statements of income	56,896	45,530	113,723	91,462
Interest income related to cash held at Cablevision	(14)	(18)	(34)	(28)
Interest income included in CSC Holdings' consolidated statements of income related to interest on Cablevision's senior notes held by Newsday Holdings LLC (this interest income is eliminated in the condensed consolidated statements of income of Cablevision)	14,769	14,769	29,539	29,539
Income tax benefit included in Cablevision's consolidated statements of income related to the items listed above	(29,824)	(24,685)	(60,313)	(50,929)
Income tax benefit recognized at Cablevision, not applicable to CSC Holdings	(1,003)	-	(1,003)	-
Net income attributable to CSC Holdings, LLC's sole member	$176,183	$99,125	$201,130	$190,820

Refer to Cablevision's "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CASH FLOW DISCUSSION

Continuing Operations - Cablevision Systems Corporation

Operating Activities

Net cash provided by operating activities amounted to $501,566 for the six months ended June 30, 2013 compared to $547,173 for the six months ended June 30, 2012.  The 2013 cash provided by operating activities resulted from $475,287 of income before depreciation and amortization (including impairments), $40,109 of non-cash items and a $31,135 decrease in current and other assets.  Partially offsetting these increases was a decrease in cash of $44,965 as a result of a decrease in accounts payable and other liabilities.

The 2012 cash provided by operating activities resulted from $572,016 of income before depreciation and amortization (including impairments), $109,637 of non-cash items and a $9,066 decrease in current and other assets.  Partially offsetting these increases was a decrease in cash of $88,163 as a result of a decrease in accounts payable and other liabilities and a decrease of $55,383 in liabilities under derivative contracts.

The decrease in cash provided by operating activities of $45,607 for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 resulted from a decrease in income from continuing operations before depreciation and amortization and other non-cash items of $166,257, partially offset by an increase of $120,650 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2013 was $494,285 compared to $462,591 for the six months ended June 30, 2012.  The 2013 investing activities consisted primarily of $495,850 of capital expenditures ($474,105 of which relates to our Telecommunications Services segment), partially offset by other net cash receipts of $1,565.

The 2012 investing activities consisted primarily of $464,423 of capital expenditures ($441,048 of which relates to our Telecommunications Services segment), partially offset by other net cash receipts of $1,832.

Financing Activities

Net cash used in financing activities amounted to $62,098 for the six months ended June 30, 2013 compared to $349,648 for the six months ended June 30, 2012.  In 2013, the Company's financing activities consisted primarily of dividend payments to common stockholders of $81,242, additions to deferred financings costs of $26,535, payments of $11,384 related to the net share settlement of restricted stock awards, payments on capital leases of $7,505, and other net cash payments of $250, partially offset by cash receipts from net proceeds from collateralized indebtedness of $38,337, net proceeds from credit facility debt of $22,759 and proceeds from stock option exercises of $3,722.

In 2012, the Company's financing activities consisted primarily of treasury stock purchases of $127,503, net repayment of senior notes of $87,822, dividend payments to common stockholders of $86,020, repayments of credit facility debt of $44,762, payments of $19,831 related to the net share settlement of restricted stock awards, payments on capital leases of $4,638 and other net cash payments of $1,944, partially offset by net proceeds from collateralized indebtedness and related derivative contracts of $19,572 and proceeds from stock option exercises of $3,300.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Continuing Operations - CSC Holdings, LLC

Operating Activities

Net cash provided by operating activities amounted to $662,293 for the six months ended June 30, 2013 compared to $660,923 for the six months ended June 30, 2012.  The 2013 cash provided by operating activities resulted from $558,202 of income before depreciation and amortization (including impairments), $49,637 of non-cash items, and an $87,855 decrease in current and other assets.  Partially offsetting these increases was a decrease in cash of $33,401 as a result of a decrease in accounts payable and other liabilities.

The 2012 cash provided by operating activities resulted from $642,060 of income before depreciation and amortization (including impairments), $135,226 of non-cash items, and a $15,602 decrease in current and other assets.  Partially offsetting these increases was a decrease in cash of $76,582 as a result of a decrease in accounts payable and other liabilities and a decrease of $55,383 in liabilities under derivative contracts.

The increase in cash provided by operating activities of $1,370 for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 resulted from an increase of $170,817 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items, partially offset by a decrease in income from continuing operations before depreciation and amortization and other non-cash items of $169,447.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2013 was $494,285 compared to $462,591 for the six months ended June 30, 2012.  The 2013 investing activities consisted primarily of $495,850 of capital expenditures ($474,105 of which relates to our Telecommunications Services segment), partially offset by other net cash receipts of $1,565.

The 2012 investing activities consisted primarily of $464,423 of capital expenditures ($441,048 of which relates to our Telecommunications Services segment), partially offset by other net cash receipts of $1,832.

Financing Activities

Net cash used in financing activities amounted to $196,079 for the six months ended June 30, 2013 compared to $514,939 for the six months ended June 30, 2012.  In 2013, the Company's financing activities consisted primarily of net distributions to Cablevision of $231,645, additions to deferred financings costs of $26,535, payments on capital leases of $7,505 and other cash payments of $250, partially offset by cash receipts from net proceeds from collateralized indebtedness of $38,337, net proceeds from credit facility debt of $22,759 and the net effect of excess tax benefit on share-based awards of $8,760.

In 2012, the Company's financing activities consisted primarily of net distributions to Cablevision of $426,543, net repayment of senior notes of $60,997, repayments of credit facility debt of $44,762, payments on capital leases of $4,638, partially offset by net proceeds from collateralized indebtedness and related derivative contracts of $19,572 and other net cash receipts of $2,429.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Discontinued Operations - Cablevision Systems Corporation and CSC Holdings, LLC

The net effect of discontinued operations on cash and cash equivalents amounted to a cash inflow of $171,717 for the six months ended June 30, 2013 and a cash outflow of $3,560 for the six months ended June 30, 2012.

Operating Activities

Net cash provided by operating activities of discontinued operations amounted to $224,528 for the six months ended June 30, 2013 compared to $42,877 for the six months ended June 30, 2012.  The 2013 cash provided by operating activities resulted from income of $142,777 before depreciation and amortization (including impairments), $83,754 of non-cash items, and a $2,368 increase in accounts payable and accrued liabilities.  Partially offsetting these increases was a decrease in cash of $4,371 resulting from an increase in current and other assets.

The 2012 cash provided by operating activities resulted from income of $49,277 before depreciation and amortization (including impairments) and other non-cash items and an increase in cash of $163 resulting from a decrease in current and other assets.  Partially offsetting these increases was a decrease in cash of $6,563 resulting from an increase in accounts payable and accrued liabilities.

Investing Activities

Net cash used in investing activities of discontinued operations amounted to $28,683 for the six months ended June 30, 2013 compared to $47,988 for the six months ended June 30, 2012.  The 2013 investing activities consisted primarily of capital expenditures of $30,068, partially offset by other net cash receipts of $1,385.

The 2012 investing activities consisted primarily of capital expenditures.

Financing Activities

Net cash used in financing activities of discontinued operations for the six months ended June 30, 2013 and 2012 of $38,735 and $3,825, respectively, represented repayments of credit facility debt.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cablevision

Cablevision has no operations independent of its subsidiaries.  Cablevision's outstanding securities consist of Cablevision NY Group ("CNYG") Class A common stock, CNYG Class B common stock and approximately $3,654,000 of debt securities, including approximately $2,900,000 face value of debt securities held by third party investors and approximately $754,000 held by Newsday Holdings LLC.  The $754,000 of notes are eliminated in Cablevision's consolidated financial statements and are shown as senior notes due from Cablevision in the consolidated equity of CSC Holdings.

Funding for Our Debt Service Requirements

Funding for the debt service requirements of our debt securities is provided by our subsidiaries' operations, principally CSC Holdings, as permitted by the covenants governing CSC Holdings' credit agreements and indentures.  Funding for our subsidiaries is generally provided by cash flow from operations, cash on hand, and borrowings under credit facilities made available to the Restricted Group (as later defined), and the proceeds from the issuance of securities in the capital markets.  Our decision as to the use of cash generated from operating activities, cash on hand and borrowings under credit facilities of the Restricted Group will be based upon an ongoing review of the funding needs of the business, the optimal allocation of cash resources, the timing of cash flow generation and the cost of borrowing under each respective credit agreement.  Moreover, we will monitor the credit markets and may seek opportunities to issue debt, the proceeds of which could be used to meet our future cash funding requirements.  We have accessed the debt markets for significant amounts of capital in the past and expect to do so in the future.

We have assessed our ability to repay our scheduled debt maturities over the next 12 months and we currently believe that a combination of cash on hand (including the net proceeds from the Bresnan Sale), cash generated from operating activities and availability under our revolving credit facility should provide us with sufficient liquidity to repay such scheduled current debt maturities in the next 12 months totaling $251,039 under our credit facilities, senior notes and notes payable as of June 30, 2013.  However, market disruptions or a deterioration in economic conditions could lead to lower demand for our products, such as cable television services, as well as lower levels of television and newspaper advertising, and increased incidence of customers' inability to pay for the services we provide.  These events would adversely impact our results of operations, cash flows and financial position.  Although we currently believe that amounts available under our CSC Holdings revolving credit facility will be available when, and if needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets or other conditions.  The obligations of the financial institutions under our CSC Holdings revolving credit facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.

In the longer term, we do not expect to be able to generate sufficient cash from operations to fund anticipated capital expenditures, meet all existing future contractual payment obligations and repay our debt at maturity.  As a result, we will be dependent upon our ability to access the capital and credit markets.  We will need to raise significant amounts of funding over the next several years to fund capital expenditures, repay existing obligations and meet other obligations, and the failure to do so successfully could adversely affect our business.  If we are unable to do so, we will need to take other actions including deferring capital expenditures, selling assets, seeking strategic investments from third parties or reducing or eliminating dividend payments and stock repurchases or other discretionary uses of cash.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Debt Outstanding

The following table summarizes our outstanding debt (excluding accrued interest), including capital lease obligations, as well as interest expense and capital expenditures as of and for the six months ended June 30, 2013, excluding the debt of Bresnan Cable:

	Restricted Group	Newsday LLC(a)	Other Entities	Total CSC Holdings	Cablevision	Eliminations(b)	Total Cablevision

Credit facility debt	$3,297,092	$640,000	$-	$3,937,092	$-	$-	$3,937,092
Senior notes and debentures	2,600,475	-	-	2,600,475	3,645,997	(753,717)	5,492,755
Collateralized indebtedness relating to stock monetizations	-	-	690,909	690,909	-	-	690,909
Capital lease obligations	32,680	614	27,100	60,394	-	-	60,394
Notes payable	4,310	-	-	4,310	-	-	4,310
Total debt	$5,934,557	$640,614	$718,009	$7,293,180	$3,645,997	$(753,717)	$10,185,460

Interest expense	$168,104	$12,739	$18,228	$199,071	$143,262	$(29,539)	$312,794
Capital expenditures	$482,593	$3,114	$10,143	$495,850	$-	$-	$495,850

(a)	CSC Holdings has guaranteed Newsday LLC's obligation under its $640,000 credit facility. For purposes of the Restricted Group credit facility and indentures, guarantees are treated as indebtedness. The total debt for the Restricted Group reflected in the table above does not include the $640,000 guarantee.
(b)	Represents the elimination of the senior notes issued by Cablevision and held by Newsday Holdings LLC.

The table above does not include the carrying value of credit facility debt of $706,120 and senior notes of $250,000 as of June 30, 2013 of Bresnan Cable which are reflected in liabilities held for sale in the Company's condensed consolidated balance sheet.  The credit facility debt was repaid from the proceeds of the Bresnan Sale on July 1, 2013 and the amount of the senior notes outstanding on the closing date reduced the sale proceeds. See discussion under “Other Events” below.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The following table provides details of our outstanding credit facility debt as of June 30, 2013 and December 31, 2012, excluding the debt of Bresnan Cable:

		Interest Rate at	Amounts Payable on or prior to	Carrying Value at
	Maturity Date	June 30, 2013	June 30, 2014	June 30, 2013	December 31, 2012
Restricted Group:
Revolving loan facility(a)	April 17, 2018	-	$-	$-	$-
Term A loan facility	April 17, 2018	2.20%	-	958,510	-
Term B loan facility	April 17, 2020	2.70%	23,500	2,338,582	-
Extended revolving loan facility	(b)	-	-	-	-
Term A-3 extended loan facility	(b)	-	-	-	333,908
Term A-4 extended loan facility	(b)	-	-	-	600,000
Term B-2 extended loan facility	(b)	-	-	-	697,807
Term B-3 extended loan facility	(b)	-	-	-	1,632,286
Restricted Group credit facility debt			23,500	3,297,092	3,264,001

Newsday:
Floating rate term loan facility	October 12, 2016	3.70%	20,000	640,000	650,000

Total credit facility debt			$43,500	$3,937,092	$3,914,001

(a)	At June 30, 2013, $71,935 of the revolving loan facility was restricted for certain letters of credit issued on behalf of CSC Holdings and $1,428,065 of the revolving loan facility was undrawn and available, subject to covenant limitations, to be drawn to meet the net funding and investment requirements of the Restricted Group.
(b)	In April 2013, CSC Holdings entered into a new credit facility, the proceeds of which were used to repay its existing extended revolving loan, Term A-3, Term A-4, Term B-2 and Term B-3 loan facilities.

The table above does not include the carrying value of credit facility debt of $706,120 as of June 30, 2013 of Bresnan Cable, which is reflected in liabilities held for sale in the Company's condensed consolidated balance sheet.  The credit facility debt was repaid from the proceeds of the Bresnan Sale on July 1, 2013. See discussion under “Other Events” below.

Restricted Group

CSC Holdings and those of its subsidiaries which conduct our cable television video operations, high-speed data service, and our VoIP services operations in the New York metropolitan area, as well as Lightpath, our commercial data and voice service business, comprise the "Restricted Group" as they are subject to the covenants and restrictions of the credit facility and indentures governing the notes and debentures issued by CSC Holdings.  In addition, the Restricted Group is also subject to the covenants of the debt issued by Cablevision.

Sources of cash for the Restricted Group include primarily cash flow from the operations of the businesses in the Restricted Group, borrowings under its credit facility and issuance of securities in the capital markets and, from time to time, distributions or loans from its subsidiaries.  The Restricted Group's principal uses of cash include:  capital spending, in particular, the capital requirements associated with the upgrade of its digital video, high-speed data and voice services (including enhancements to its service offerings such as a broadband wireless network (WiFi)); debt service, including distributions made to Cablevision to service interest expense and principal repayments on its debt securities; distributions to Cablevision to fund dividends paid to stockholders of CNYG Class A and CNYG Class B common stock; distributions to Cablevision to fund share repurchases; other corporate expenses and changes in working capital; and investments that it may fund from time to time.  We currently expect that the net funding and investment requirements of the Restricted Group for the next 12 months will be met with one or more of the following:  cash on hand, cash generated by operating activities and available borrowings under the Restricted Group's credit facility.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Refinancing of CSC Holdings Credit Facility

On April 17, 2013, CSC Holdings refinanced its Restricted Group credit facility.  The new Restricted Group credit agreement provides for (1) a revolving credit facility of $1,500,000, (2) a Term A facility of $958,510, and (3) a Term B facility of $2,350,000, each subject to adjustment from time to time in accordance with the terms of the new credit agreement.  The proceeds from the Term A loans and the Term B loans were used to repay all amounts under CSC Holdings' previous Restricted Group credit facility and to pay fees and expenses in connection therewith.  No amounts were drawn under the revolving credit facility.

The new credit agreement provides for extended facilities and additional facilities, subject to an aggregate maximum facilities limit on all facilities (including the revolving credit facility, the Term A facility and the Term B facility and any extended facilities and additional facilities) equal to the greater of (1) $4,808,510 and (2) an amount such that the senior secured leverage ratio, as defined, would not exceed 3.50 to 1.00.

Under the new credit agreement, commitments under the revolving credit facility expire on April 17, 2018.  The Term A loans are subject to quarterly repayments of approximately $11,981 beginning on September 30, 2014 through June 30, 2016, approximately $23,963 beginning on September 30, 2016 through March 31, 2018 and a final payment of approximately $694,919 at maturity on April 17, 2018.  The Term B loans are subject to quarterly repayments of approximately $5,875 beginning on September 30, 2013 through December 31, 2019 with a final repayment of approximately $2,197,250 at maturity on April 17, 2020.  Unless terminated early in accordance with the terms of the new credit agreement, all the facilities terminate on their final maturity dates, other than any additional facilities or extended facilities that may be entered into in the future under the terms of the new credit agreement and which will terminate on the date specified in the respective supplements or agreements establishing such facilities.  The new credit agreement provides for issuance of letters of credit in an aggregate amount of up to $150,000.

Loans under the new credit agreement are direct obligations of CSC Holdings, guaranteed by most of the Restricted Subsidiaries and secured by the pledge of the stock and other security interests of most of the Restricted Subsidiaries.

Loans under the new credit agreement bear interest as follows:

•	Revolving credit loans and Term A loans, either (i) the Eurodollar rate plus a spread ranging from 1.50% to 2.25% based on the cash flow ratio (as defined), with the initial rate being the Eurodollar rate plus 2.00% or (ii) the base rate (as defined) plus a spread ranging from 0.50% to 1.25% based on the cash flow ratio, with the initial rate being the base rate plus 1.00%, the initial rate in each case being for the period through and including the date of the delivery to the lenders of the compliance certificate for the quarter ending September 30, 2013;
•	Term B loans, either (i) the Eurodollar rate plus a spread of 2.50% or (ii) the base rate plus a spread of 1.50%.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The new credit facility has two financial maintenance covenants applicable to the revolving credit facility and the Term A loans:  (1) a maximum ratio of total net indebtedness to cash flow of 5.0 to 1 and (2) a maximum ratio of senior secured net indebtedness to cash flow of 4.0 to 1.  The financial maintenance covenants do not apply to the Term B loans.

There is a commitment fee of 0.30% on undrawn amounts under the revolving credit facility.

Newsday LLC

We currently expect that net funding and investment requirements for Newsday LLC for the next 12 months will be met with one or more of the following:  cash on hand, cash generated by operating activities, interest income from the Cablevision senior notes held by Newsday Holdings LLC, capital contributions and intercompany advances. Our annual report on Form 10-K for the year ended December 31, 2012 contains a further description of the Newsday LLC credit facility, including the principal financial covenants.

Capital Expenditures

The following table provides details of the Company's capital expenditures for continuing operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Capital Expenditures

Consumer premise equipment	$78,361	$82,816	$162,087	$134,915
Scalable infrastructure	76,844	104,649	131,181	157,610
Line extensions	7,992	8,956	13,950	16,080
Upgrade/rebuild	10,710	5,717	16,997	9,098
Support	48,606	39,486	97,152	74,470
Total Cable Television	222,513	241,624	421,367	392,173
Lightpath	26,324	23,220	52,738	48,875
Total Telecommunications Services	248,837	264,844	474,105	441,048
Other	9,673	11,437	21,745	23,375
Total Cablevision	$258,510	$276,281	$495,850	$464,423

Capital expenditures for the three months ended June 30, 2013 decreased $17,771 as compared to the same period in 2012.  This decrease was primarily related to a decrease in purchases of equipment for remote storage DVR and equipment to enhance broadband capacity and speed, partially offset by additional spending for equipment to expand our WiFi presence, construction activities and the purchase of test equipment.  For the six months ended June 30, 2013, capital expenditures increased $31,427 as compared to the same period in 2012 due primarily to wireless routers, set-top boxes, modems and other equipment.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Monetization Contract Maturities

The following monetization contracts relating to our Comcast common stock matured during the six months ended June 30, 2013:

Month of Maturity	Shares covered under monetization contract

January 2013	2,668,875
April 2013	2,732,184
June 2013	2,668,875

We settled our obligations under the related collateralized indebtedness by delivering cash from the net proceeds of a new monetization transaction on our Comcast common stock that will mature in January, April and June 2015.

During the next 12 months, monetization contracts covering 10,738,809 shares of Comcast common stock will mature.  We intend to settle such transactions either by delivering shares of the Comcast common stock and the related equity derivative contracts or by delivering cash from the net proceeds of new monetization transactions.

Other Events

Redemption of CSC Holdings Senior Notes

On July 25, 2013, CSC Holdings announced the redemption in full of (1) its outstanding 8.50% Senior Notes due 2014 (the “2014 Notes”) and (2) its 8.50% Senior Notes due 2015 (the “2015 Notes” and, together with the 2014 Notes, the “Notes”) on August 26, 2013 (the “Redemption Date”).

The redemption price for the 2014 Notes is equal to the greater of (i) 100% of the principal amount of the 2014 Notes or (ii) the make-whole redemption amount calculated in accordance with the terms of the indenture under which the 2014 Notes were issued, plus accrued and unpaid interest on the 2014 Notes from and including April 15, 2013 (the last interest payment date) to but excluding the Redemption Date. The aggregate principal amount of 2014 Notes outstanding on July 25, 2013, was $204,937.

The redemption price for the 2015 Notes is 102.125% of the principal amount of the 2015 Notes, plus accrued and unpaid interest on the 2015 Notes from and including June 15, 2013 (the last interest payment date) to but excluding the Redemption Date.  The aggregate principal amount of 2015 Notes outstanding on July 25, 2013, was $91,543.

Sale of Bresnan Cable

On July 1, 2013, the Company completed the sale of Bresnan Cable to Charter for a purchase price of $1,625,000 whereby the Company received net cash of approximately $673,000, which reflects certain adjustments (subject to a final working capital settlement), including an approximate $962,000 reduction for certain funded indebtedness of Bresnan Cable, and transaction costs.  Bresnan Cable includes cable television systems in Montana, Wyoming, Colorado and Utah, previously included in the Company's Telecommunications Services segment.  The Company expects to record a pre-tax gain of approximately $405,000 to $415,000 in the third quarter of 2013.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

VOOM Litigation Settlement

In June 2011, in connection with the AMC Networks Distribution, CSC Holdings and AMC Networks and its subsidiary, Rainbow Programming Holdings, LLC (the "AMC Parties") entered into an agreement (the "VOOM Litigation Agreement") which provided that CSC Holdings and the AMC Parties would share equally in the proceeds (including in the value of any non-cash consideration) of any settlement or final judgment in the litigation with DISH Network, LLC ("DISH Network") that were received by subsidiaries of AMC Networks from VOOM HD Holdings LLC ("VOOM HD").

In October 2012, the Company and AMC Networks settled the litigation with DISH Network.  Pursuant to the settlement agreement, DISH Network paid $700,000 to a joint escrow account for the benefit of the Company and AMC Networks.  On April 8, 2013, the Company and AMC Networks reached agreement, pursuant to the VOOM Litigation Agreement, on the final allocation of the proceeds of the settlement.  The parties agreed that (a) the Company would be allocated a total of $525,000 of the cash settlement payment; and (b) AMC Networks would retain $175,000 of the cash settlement payment (in addition to the long-term affiliation agreements entered into with DISH Network as part of the settlement).  The final allocation was approved by independent committees of the Boards of Directors of the Company and AMC Networks.  On April 9, 2013, the Company received $175,000 from AMC Networks (in addition to the $350,000 distributed to the Company from the joint escrow account in December 2012).  The proceeds of $175,000 were recorded as a gain in discontinued operations for the three and six months ended June 30, 2013.

Common Stock Repurchases

In June 2010, Cablevision's Board of Directors authorized the repurchase of up to $500,000 of CNYG Class A common stock.  In February 2011, Cablevision's Board of Directors authorized the repurchase of up to an additional $500,000 of CNYG Class A common stock.  In May 2012, Cablevision's Board of Directors authorized the repurchase of up to another $500,000 of CNYG Class A common stock giving us the ability to repurchase up to a total of $1,500,000 of CNYG Class A common stock since inception of the program.  Under the repurchase program, shares of CNYG Class A common stock may be purchased from time to time in the open market.  Size and timing of these purchases will be determined based on market conditions and other factors.  Funding for the repurchase program will be met with cash on hand, cash from operations, and/or borrowings under CSC Holdings' revolving loan facility, which would be distributed to Cablevision.

During the six months ended June 30, 2013, Cablevision did not repurchase any shares.  Since inception through June 30, 2013, Cablevision repurchased an aggregate of 45,282,687 shares for a total cost of $1,044,678, including commissions of $453.  These acquired shares have been classified as treasury stock in Cablevision's condensed consolidated balance sheet.  As of June 30, 2013, the Company had $455,322 of availability remaining under its stock repurchase authorizations.

Dividends

During the six months ended June 30, 2013, the Board of Directors of Cablevision declared and paid the following cash dividends to stockholders of record on both its Cablevision NY Group Class A common stock and CNYG Class B common stock:

Declaration Date	Dividend Per Share	Record Date	Payment Date

February 26, 2013	$0.15	March 15, 2013	April 3, 2013
May 7, 2013	$0.15	May 24, 2013	June 14, 2013

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Cablevision paid dividends aggregating $81,242 during the six months ended June 30, 2013, including accrued dividends on vested restricted shares of $3,074, primarily from the proceeds of equity distribution payments from CSC Holdings.  In addition, as of June 30, 2013, up to approximately $4,540 will be paid when, and if, restrictions lapse on restricted shares outstanding.

During the six months ended June 30, 2013, CSC Holdings made equity distribution payments to Cablevision aggregating $231,645.  These distribution payments were funded from cash on hand.  The proceeds were used to fund:

•	Cablevision's dividends paid;
•	Cablevision's interest and principal payments on its senior notes; and
•	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares.

On July 30, 2013, the Board of Directors of Cablevision declared a cash dividend of $0.15 per share payable on September 5, 2013 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of August 15, 2013.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Commitments and Contingencies

As of June 30, 2013, the Company's commitments and contingencies for continuing operations not reflected on the Company's condensed consolidated balance sheet decreased to approximately $7,391,000 as compared to approximately $8,331,000 at December 31, 2012.  This decrease relates primarily to programming commitments paid during the six months ended June 30, 2013.

Recently Issued But Not Yet Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  ASU No. 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  ASU No. 2013-11 eliminates the current diversity in practice in the presentation of unrecognized tax benefits either where an entity may present unrecognized tax benefits as a liability (unless the unrecognized tax benefit is directly associated with a tax position taken in a tax year that results in, or that resulted in, the recognition of a net operating loss or tax credit carryforward for that year and the net operating loss or tax credit carryforward has not been utilized) or by presenting unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward in certain circumstances.  We will adopt ASU No. 2013-11 prospectively for all unrecognized tax benefits that exist after January 1, 2014.

Managing our Interest Rate and Equity Price Risk

Interest Rate Risk

Our exposure to interest rate risk results from changes in short-term interest rates.  Interest rate risk exists primarily with respect to our credit facility debt, which bears interest at variable rates.  The carrying value of our outstanding credit facility debt at June 30, 2013 amounted to $3,937,092.  See discussion above for further details of our credit facility debt and Item 3 “Quantitative and Qualitative Disclosures About Market Risk” below for a discussion regarding the fair value of our debt.

Equity Price Risk

We have entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of common stock of Comcast Corporation.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of June 30, 2013, we did not have an early termination shortfall relating to any of these contracts.  The underlying stock and the equity collars are carried at fair value on our condensed consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.

See "Quantitative and Qualitative Disclosures About Market Risk" for information on how we participate in changes in the market price of the stocks underlying these derivative contracts.

All of our monetization transactions are obligations of our wholly-owned subsidiaries that are not part of the Restricted Group; however, CSC Holdings provides guarantees of the subsidiaries' ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  The guarantee exposure approximates the net sum of the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and the equity collar.  All of our equity derivative contracts are carried at their current fair value on our condensed consolidated balance sheets with changes in value reflected in our condensed consolidated statements of income, and all of the counterparties to such transactions currently carry investment grade credit ratings.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

All dollar amounts, except per customer, per unit and per share data, included in the following discussion under this Item 3 are presented in thousands.

Equity Price Risk

We are exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast Corporation common stock held by us.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts' actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts' actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of June 30, 2013, we did not have an early termination shortfall relating to any of these contracts.

The underlying stock and the equity collars are carried at fair value on our condensed consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.  The carrying value of our collateralized indebtedness amounted to $690,909 at June 30, 2013.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.

As of June 30, 2013, the fair value and the carrying value of our holdings of shares of Comcast common stock aggregated $899,482.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $89,948.  As of June 30, 2013, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $101,210, a net liability position.  For the six months ended June 30, 2013, we recorded a net loss on our outstanding equity derivative contracts of $52,510 and recorded unrealized gains of $96,649 on our holdings of Comcast common stock that we held during the period.

Fair Value of Equity Derivative Contracts

Fair value as of December 31, 2012, net liability position	$(145,120)
Change in fair value, net	(52,510)
Settlement of contracts	96,420
Fair value as of June 30, 2013, net liability position	$(101,210)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for each security monetized via an equity derivative prepaid forward contract are summarized in the following table:

	# of Shares		Hedge Price	Cap Price(b)
Security	Deliverable	Maturity	per Share(a)	Low	High

Comcast
	5,337,750	2013	$20.52 - $22.97	$24.63	$27.56
	8,069,934	2014	$28.89 - $34.03	$37.56	$44.24
	8,069,934	2015	$38.68 - $41.35	$49.57	$50.28

(a)	Represents the price below which we are provided with downside protection and above which we retain upside appreciation. Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.
(b)	Represents the price up to which we receive the benefit of stock price appreciation.

Fair Value of Debt:  Based on the level of interest rates prevailing at June 30, 2013, the fair value of our fixed rate debt of $6,682,021 was more than its carrying value of $6,187,974 by $494,047.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus their carrying values approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at June 30, 2013 would increase the estimated fair value of our fixed rate debt by $303,671 to $6,985,692.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Cablevision's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control

During the six months ended June 30, 2013, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 13 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.

Item 6.	Exhibits

(a)            Index to Exhibits.

31.1	Section 302 Certification of the CEO.

31.2	Section 302 Certification of the CFO.

32	Section 906 Certifications of the CEO and CFO.

101
The following financial statements from Cablevision Systems Corporation's and CSC Holdings, LLC's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Securities and Exchange Commission on August 2, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Combined Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CABLEVISION SYSTEMS CORPORATION
CSC HOLDINGS, LLC

Date:	August 2, 2013		/s/ Gregg G. Seibert
		By:	Gregg G. Seibert as Vice Chairman and Chief Financial Officer of Cablevision Systems Corporation and CSC Holdings, LLC