Form 10-Q
period 2013-09-30
CABLEVISION SYSTEMS CORP /NY; CSC HOLDINGS LLC
filed 2013-11-08
CIK 1053112, 784681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-14764	Cablevision Systems Corporation	11-3415180
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

	Large accelerated filer				Accelerated filer				Non-accelerated filer				Smaller Reporting Company
Cablevision Systems Corporation	Yes	☒	No	☐	Yes	☐	No	☒	Yes	☐	No	☒	Yes	☐	No	☒
CSC Holdings, LLC	Yes	☐	No	☒	Yes	☐	No	☒	Yes	☒	No	☐	Yes	☐	No	☒

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Cablevision Systems Corporation	Yes	☐	No	☒
CSC Holdings, LLC	Yes	☐	No	☒

Number of shares of common stock outstanding as of November 5, 2013:

Cablevision NY Group Class A Common Stock -	213,464,392
Cablevision NY Group Class B Common Stock -	54,137,673
CSC Holdings, LLC Interests of Member -	17,631,479

CSC Holdings, LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format applicable to CSC Holdings, LLC.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I.                          FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q for the period ended September 30, 2013 is separately filed by Cablevision Systems Corporation ("Cablevision") and CSC Holdings, LLC ("CSC Holdings" and collectively with Cablevision and their subsidiaries, the "Company", "we", "us" or "our").

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

Item 1.                              Financial Statements

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS

Current Assets:

Cash and cash equivalents	$824,298	$332,610
Accounts receivable, trade (less allowance for doubtful accounts of $15,893 and $13,521)	270,256	315,113
Prepaid expenses and other current assets	141,458	131,841
Amounts due from affiliates	2,251	5,339
Deferred tax asset	85,520	139,523
Investment securities pledged as collateral	484,857	401,417
Assets held for sale	-	51,709
Total current assets	1,808,640	1,377,552

Property, plant and equipment, net of accumulated depreciation of $9,189,319 and $9,230,326	2,946,034	2,929,933
Other receivables	3,738	4,268
Investment securities pledged as collateral	484,857	401,417
Derivative contracts	5,480	3,143
Other assets	32,239	40,251
Amortizable intangible assets, net of accumulated amortization of $97,109 and $86,193	64,016	71,260
Indefinite-lived cable television franchises	731,848	731,848
Other indefinite-lived intangible assets	32,550	32,550
Goodwill	264,690	264,690
Deferred financing costs, net of accumulated amortization of $38,148 and $67,156	108,044	101,789
Assets held for sale	-	1,291,588
	$6,482,136	$7,250,289

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Cont'd)
(In thousands, except share amounts)
(Unaudited)

	September 30, 2013	December 31, 2012
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:

Accounts payable	$397,093	$457,076
Accrued liabilities	468,007	504,931
Amounts due to affiliates	34,339	36,397
Deferred revenue	49,507	56,089
Liabilities under derivative contracts	99,800	134,524
Credit facility debt	55,481	165,334
Collateralized indebtedness	309,687	248,760
Capital lease obligations	11,646	11,009
Notes payable	4,339	10,676
Senior notes	36,503	-
Liabilities held for sale	-	72,217
Total current liabilities	1,466,402	1,697,013

Deferred revenue	5,339	6,946
Liabilities under derivative contracts	1,060	13,739
Other liabilities	343,337	295,433
Deferred tax liability	472,492	210,347
Credit facility debt	3,876,137	3,748,667
Collateralized indebtedness	438,758	307,392
Capital lease obligations	22,131	45,560
Notes payable	1,690	1,909
Senior notes and debentures	5,138,934	5,488,219
Liabilities held for sale	-	1,061,071
Total liabilities	11,766,280	12,876,296

Commitments and contingencies

Redeemable noncontrolling interests	12,403	11,999

Stockholders' Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	-	-
CNYG Class A common stock, $.01 par value, 800,000,000 shares authorized, 292,071,217 and 287,750,132 shares issued and 213,547,692 and 210,561,118 shares outstanding	2,921	2,878
CNYG Class B common stock, $.01 par value, 320,000,000 shares authorized, 54,137,673 shares issued and outstanding	541	541
RMG Class A common stock, $.01 par value, 600,000,000 shares authorized, none issued	-	-
RMG Class B common stock, $.01 par value, 160,000,000 shares authorized, none issued	-	-
Paid-in capital	911,264	972,274
Accumulated deficit	(4,598,141)	(5,011,960)
	(3,683,415)	(4,036,267)
Treasury stock, at cost (78,523,525 and 77,189,014 CNYG Class A common shares)	(1,583,578)	(1,572,134)
Accumulated other comprehensive loss	(30,064)	(30,763)
Total stockholders' deficiency	(5,297,057)	(5,639,164)
Noncontrolling interest	510	1,158
Total deficiency	(5,296,547)	(5,638,006)
	$6,482,136	$7,250,289

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2013 and 2012
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues, net (including revenues, net from affiliates of $1,280, $852, $4,459, and $4,370, respectively)	$1,567,837	$1,539,515	$4,648,684	$4,616,563

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below and including charges from affiliates of $48,665, $45,985, $134,007, and $137,360, respectively)	767,377	737,477	2,319,761	2,172,343
Selling, general and administrative (including charges from (net of charges to) affiliates of $(252), $1,112, $1,124, and $644, respectively)	371,572	356,231	1,141,325	1,050,802
Restructuring charges (credits)	56	330	(582)	(61)
Depreciation and amortization (including impairments)	203,405	227,814	657,603	655,350
	1,342,410	1,321,852	4,118,107	3,878,434
Operating income	225,427	217,663	530,577	738,129

Other income (expense):
Interest expense, net	(145,275)	(168,005)	(457,862)	(501,435)
Gain on investments, net	70,222	81,619	166,891	259,057
Loss on equity derivative contracts, net	(40,750)	(57,082)	(93,260)	(184,413)
Loss on interest rate swap contracts, net	-	-	-	(1,828)
Loss on extinguishment of debt and write-off of deferred financing costs, net	(16,509)	(61,052)	(23,146)	(61,052)
Miscellaneous, net	805	474	1,673	1,278
	(131,507)	(204,046)	(405,704)	(488,393)
Income from continuing operations before income taxes	93,920	13,617	124,873	249,736
Income tax expense	(34,172)	(9,905)	(44,036)	(101,544)
Income from continuing operations	59,748	3,712	80,837	148,192
Income (loss) from discontinued operations, net of income taxes	235,286	(7,576)	333,516	(31,163)
Net income (loss)	295,034	(3,864)	414,353	117,029
Net loss (income) attributable to noncontrolling interests	(433)	73	(534)	(44)
Net income (loss) attributable to Cablevision Systems Corporation stockholders	$294,601	$(3,791)	$413,819	$116,985

Basic net income (loss) per share attributable to Cablevision Systems Corporation stockholders:

Income from continuing operations	$0.23	$0.01	$0.31	$0.56

Income (loss) from discontinued operations	$0.90	$(0.03)	$1.28	$(0.12)

Net income (loss)	$1.13	$(0.01)	$1.59	$0.44

Basic weighted average common shares (in thousands)	261,287	259,905	260,473	263,570

Diluted net income (loss) per share attributable to Cablevision Systems Corporation stockholders:

Income from continuing operations	$0.22	$0.01	$0.30	$0.55

Income (loss) from discontinued operations	$0.88	$(0.03)	$1.26	$(0.12)

Net income (loss)	$1.10	$(0.01)	$1.56	$0.44

Diluted weighted average common shares (in thousands)	267,558	264,636	265,487	268,704

Amounts attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations, net of income taxes	$59,315	$3,785	$80,303	$148,148
Income (loss) from discontinued operations, net of income taxes	235,286	(7,576)	333,516	(31,163)
Net income (loss)	$294,601	$(3,791)	$413,819	$116,985
Cash dividends declared per share of common stock	$0.15	$0.15	$0.45	$0.45

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three and Nine Months Ended September 30, 2013 and 2012
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income (loss)	$295,034	$(3,864)	$414,353	$117,029

Other comprehensive income, net of tax:
Defined benefit pension plans and postretirement plans:
Amortization of actuarial losses, net	279	100	699	302
Comprehensive income (loss)	295,313	(3,764)	415,052	117,331
Comprehensive loss (income) attributable to noncontrolling interests	(433)	73	(534)	(44)
Comprehensive income (loss) attributable to Cablevision Systems Corporation stockholders	$294,880	$(3,691)	$414,518	$117,287

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2013 and 2012
(In thousands)
(Unaudited)

	2013	2012
Cash flows from operating activities:
Income from continuing operations	$80,837	$148,192
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	657,603	655,350
Gain on investments, net	(166,891)	(259,057)
Loss on equity derivative contracts, net	93,260	184,413
Loss on extinguishment of debt and write-off of deferred financing costs, net	23,146	61,052
Amortization of deferred financing costs and discounts on indebtedness	20,023	29,312
Share-based compensation expense related to equity classified awards	40,544	37,200
Deferred income taxes	35,606	102,670
Provision for doubtful accounts	43,135	35,403
Excess tax benefit related to share-based awards	(4,682)	-
Changes in other assets and liabilities	(8,988)	(103,772)
Net cash provided by operating activities	813,593	890,763

Cash flows from investing activities:
Capital expenditures	(740,944)	(742,232)
Proceeds related to sale of equipment, including costs of disposal	6,308	1,307
Decrease in restricted cash	-	1,147
Additions to other intangible assets	(3,377)	(3,813)
Net cash used in investing activities	(738,013)	(743,591)

Cash flows from financing activities:
Proceeds from credit facility debt, net of discount	3,296,760	-
Repayment of credit facility debt	(3,279,876)	(220,178)
Proceeds from issuance of senior notes	-	750,000
Repayment and repurchase of senior notes, including premiums and fees	(334,139)	(530,749)
Proceeds from collateralized indebtedness	438,757	248,388
Repayment of collateralized indebtedness and related derivative contracts	(389,464)	(218,754)
Proceeds from stock option exercises	14,146	7,746
Dividend distributions to common stockholders	(120,458)	(125,228)
Principal payments on capital lease obligations	(11,341)	(7,886)
Deemed repurchases of restricted stock	(11,439)	(19,831)
Purchase of shares of CNYG Class A common stock, pursuant to a share repurchase program, held as treasury shares	-	(188,600)
Excess tax benefit related to share-based awards	4,682	-
Additions to deferred financing costs	(27,080)	(15,813)
Distributions to noncontrolling interests, net	(1,311)	(1,396)
Net cash used in financing activities	(420,763)	(322,301)
Net decrease in cash and cash equivalents from continuing operations	(345,183)	(175,129)

Cash flows from discontinued operations:
Net cash provided by operating activities	198,934	74,532
Net cash provided by (used in) investing activities	644,779	(66,947)
Net cash used in financing activities	(38,735)	(5,738)
Effect of change in cash related to discontinued operations	31,893	(11,193)
Net increase (decrease) in cash and cash equivalents from discontinued operations	836,871	(9,346)

Cash and cash equivalents at beginning of year	332,610	589,304

Cash and cash equivalents at end of period	$824,298	$404,829

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS

Current Assets:

Cash and cash equivalents	$788,564	$256,744
Accounts receivable, trade (less allowance for doubtful accounts of $15,893 and $13,521)	270,256	315,113
Prepaid expenses and other current assets	141,455	119,640
Amounts due from affiliates (primarily due from Cablevision)	141,346	487,352
Investment securities pledged as collateral	484,857	401,417
Assets held for sale	-	51,709
Total current assets	1,826,478	1,631,975

Property, plant and equipment, net of accumulated depreciation of $9,189,319 and $9,230,326	2,946,034	2,929,933
Other receivables	1,960	2,490
Investment securities pledged as collateral	484,857	401,417
Derivative contracts	5,480	3,143
Other assets	32,239	40,251
Amortizable intangible assets, net of accumulated amortization of $97,109 and $86,193	64,016	71,260
Indefinite-lived cable television franchises	731,848	731,848
Other indefinite-lived intangible assets	32,550	32,550
Goodwill	264,690	264,690
Deferred financing costs, net of accumulated amortization of $20,536 and $54,134	64,429	53,024
Assets held for sale	-	1,291,588
	$6,454,581	$7,454,169

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS (Cont'd)
(In thousands, except membership unit amounts)
(Unaudited)

	September 30, 2013	December 31, 2012
LIABILITIES AND MEMBER DEFICIENCY

Current Liabilities:

Accounts payable	$397,093	$457,076
Accrued liabilities	418,002	446,766
Amounts due to affiliates	34,339	33,311
Deferred tax liability	83,246	4,560
Deferred revenue	49,507	56,089
Liabilities under derivative contracts	99,800	134,524
Credit facility debt	55,481	165,334
Collateralized indebtedness	309,687	248,760
Capital lease obligations	11,646	11,009
Notes payable	4,339	10,676
Liabilities held for sale	-	72,217
Total current liabilities	1,463,140	1,640,322

Deferred revenue	5,339	6,946
Liabilities under derivative contracts	1,060	13,739
Other liabilities	339,338	292,828
Deferred tax liability	549,966	577,668
Credit facility debt	3,876,137	3,748,667
Collateralized indebtedness	438,758	307,392
Capital lease obligations	22,131	45,560
Notes payable	1,690	1,909
Senior notes and debentures	2,308,757	2,596,683
Liabilities held for sale	-	1,061,071
Total liabilities	9,006,316	10,292,785

Commitments and contingencies

Redeemable noncontrolling interests	12,403	11,999

Member's Deficiency:
Accumulated deficit	(2,571,718)	(3,106,148)
Senior notes due from Cablevision	(753,717)	(753,717)
Other member's equity (17,631,479 membership units issued and outstanding)	790,851	1,038,855
	(2,534,584)	(2,821,010)
Accumulated other comprehensive loss	(30,064)	(30,763)
Total member's deficiency	(2,564,648)	(2,851,773)
Noncontrolling interest	510	1,158
Total deficiency	(2,564,138)	(2,850,615)
	$6,454,581	$7,454,169

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2013 and 2012
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues, net (including revenues, net from affiliates of $1,280, $852, $4,459, and $4,370, respectively)	$1,567,837	$1,539,515	$4,648,684	$4,616,563

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below and including charges from affiliates of $48,665, $45,985, $134,007, and $137,360, respectively)	767,377	737,477	2,319,761	2,172,343
Selling, general and administrative (including charges from (net of charges to) affiliates of $(252), $1,112, $1,124, and $644, respectively)	371,572	356,231	1,141,325	1,050,802
Restructuring charges (credits)	56	330	(582)	(61)
Depreciation and amortization (including impairments)	203,405	227,814	657,603	655,350
	1,342,410	1,321,852	4,118,107	3,878,434
Operating income	225,427	217,663	530,577	738,129

Other income (expense):
Interest expense	(88,516)	(122,189)	(287,587)	(364,691)
Interest income	14,911	14,931	44,623	44,976
Gain on investments, net	70,222	81,619	166,891	259,057
Loss on equity derivative contracts, net	(40,750)	(57,082)	(93,260)	(184,413)
Loss on interest rate swap contracts, net	-	-	-	(1,828)
Loss on extinguishment of debt and write-off of deferred financing costs	(16,507)	(61,052)	(23,144)	(61,052)
Miscellaneous, net	805	474	1,673	1,278
	(59,835)	(143,299)	(190,804)	(306,673)
Income from continuing operations before income taxes	165,592	74,364	339,773	431,456
Income tax expense	(67,541)	(32,367)	(137,718)	(174,935)
Income from continuing operations	98,051	41,997	202,055	256,521
Income (loss) from discontinued operations, net of income taxes	235,682	(7,576)	332,909	(31,163)
Net income	333,733	34,421	534,964	225,358
Net loss (income) attributable to noncontrolling interests	(433)	73	(534)	(44)
Net income attributable to CSC Holdings, LLC's sole member	$333,300	$34,494	$534,430	$225,314

Amounts attributable to CSC Holdings, LLC's sole member:
Income from continuing operations, net of income taxes	$97,618	$42,070	$201,521	$256,477
Income (loss) from discontinued operations, net of income taxes	235,682	(7,576)	332,909	(31,163)
Net income	$333,300	$34,494	$534,430	$225,314

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Months Ended September 30, 2013 and 2012
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$333,733	$34,421	$534,964	$225,358

Other comprehensive income, net of tax:
Defined benefit pension plans and postretirement plans:
Amortization of actuarial losses, net	279	100	699	302
Comprehensive income	334,012	34,521	535,663	225,660
Comprehensive loss (income) attributable to noncontrolling interests	(433)	73	(534)	(44)
Comprehensive income attributable to CSC Holdings, LLC's sole member	$333,579	$34,594	$535,129	$225,616

See accompanying combined notes to condensed consolidated financial statements

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2013 and 2012
(In thousands)
(Unaudited)

	2013	2012
Cash flows from operating activities:
Income from continuing operations	$202,055	$256,521
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	657,603	655,350
Gain on investments, net	(166,891)	(259,057)
Loss on equity derivative contracts, net	93,260	184,413
Loss on extinguishment of debt and write-off of deferred financing costs, net	23,144	61,052
Amortization of deferred financing costs and discounts on indebtedness	14,264	24,790
Share-based compensation expense related to equity classified awards	40,544	37,200
Deferred income taxes	45,834	138,639
Provision for doubtful accounts	43,135	35,403
Excess tax benefit related to share-based awards	(43,702)	(21,292)
Changes in other assets and liabilities	93,947	(78,821)
Net cash provided by operating activities	1,003,193	1,034,198

Cash flows from investing activities:
Capital expenditures	(740,944)	(742,232)
Proceeds related to sale of equipment, including costs of disposal	6,308	1,307
Decrease in restricted cash	-	1,147
Additions to other intangible assets	(3,377)	(3,813)
Net cash used in investing activities	(738,013)	(743,591)

Cash flows from financing activities:
Proceeds from credit facility debt, net of discount	3,296,760	-
Repayment of credit facility debt	(3,279,876)	(220,178)
Repayment and repurchase of senior notes, including premiums and fees	(308,673)	(503,924)
Proceeds from collateralized indebtedness	438,757	248,388
Repayment of collateralized indebtedness and related derivative contracts	(389,464)	(218,754)
Capital contributions from Cablevision	-	735,000
Distributions to Cablevision	(331,705)	(554,564)
Principal payments on capital lease obligations	(11,341)	(7,886)
Excess tax benefit related to share-based awards	43,702	21,292
Additions to deferred financing costs	(27,080)	(738)
Distributions to noncontrolling interests, net	(1,311)	(1,396)
Net cash used in financing activities	(570,231)	(502,760)
Net decrease in cash and cash equivalents from continuing operations	(305,051)	(212,153)

Cash flows from discontinued operations:
Net cash provided by operating activities	198,934	74,532
Net cash provided by (used in) investing activities	644,779	(66,947)
Net cash used in financing activities	(38,735)	(5,738)
Effect of change in cash related to discontinued operations	31,893	(11,193)
Net increase (decrease) in cash and cash equivalents from discontinued operations	836,871	(9,346)

Cash and cash equivalents at beginning of year	256,744	588,411

Cash and cash equivalents at end of period	$788,564	$366,912

See accompanying combined notes to condensed consolidated financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 1.                          BUSINESS

Cablevision Systems Corporation ("Cablevision"), its wholly-owned subsidiary CSC Holdings, LLC ("CSC Holdings," and collectively with Cablevision, the "Company") and their subsidiaries own and operate cable television systems and own companies that provide regional news, local programming and advertising sales services for the cable television industry, provide commercial data and voice services, and operate a newspaper publishing business.  The Company classifies its operations into two reportable segments: (1) Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol ("VoIP"), and its commercial data and voice services operations; and (2) Other, consisting principally of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com, (ii) the News 12 Networks, which provide regional news programming services, (iii) MSG Varsity, a program service dedicated entirely to showcasing high school sports and activities, (iv) Cablevision Media Sales Corporation ("Cablevision Media Sales"), a cable television advertising company, and (v) certain other businesses and unallocated corporate costs.

On June 27, 2013, the Company completed the sale of substantially all of its Clearview Cinemas' theaters ("Clearview Cinemas") to Bow Tie Cinemas pursuant to the asset purchase agreement between the two parties entered into in April 2013 (the "Clearview Sale").  On July 1, 2013, the Company completed the sale of its Bresnan Broadband Holdings, LLC subsidiary ("Bresnan Cable") to Charter Communications Operating, LLC ("Charter") pursuant to the purchase agreement entered into between CSC Holdings and Charter in February 2013, for $1,625,000 (the "Bresnan Sale").  The Company received net cash of approximately $673,000, which reflects certain adjustments (subject to a final working capital settlement), including an approximate $962,000 reduction for certain funded indebtedness of Bresnan Cable, and transaction costs.  The Company recorded a pre-tax gain of approximately $410,000 for the three and nine months ended September 30, 2013 relating to the Bresnan Sale.  The gain is subject to additional adjustment upon finalization of the working capital.

Effective as of the closing dates of the Clearview Sale and the Bresnan Sale, the Company no longer consolidates the financial results of Clearview Cinemas and Bresnan Cable.  Accordingly, the historical financial results of Clearview Cinemas and Bresnan Cable have been reflected in the Company's condensed consolidated financial statements as discontinued operations for all periods presented.  Assets and liabilities related to Clearview Cinemas and Bresnan Cable on the Company's condensed consolidated balance sheets and related footnotes have been classified as assets held for sale and liabilities held for sale in the condensed consolidated balance sheet at December 31, 2012.  In addition, accounts payable to and advances to Bresnan Cable that were previously eliminated in consolidation are presented as amounts due to affiliates or amounts due from affiliates on the Company's condensed consolidated balance sheets.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

The financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 presented in this Form 10-Q are unaudited; however, in the opinion of management, such financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The accompanying condensed consolidated financial statements of Cablevision include the accounts of Cablevision and its majority-owned subsidiaries and the accompanying condensed consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries. Cablevision has no business operations independent of its CSC Holdings subsidiary, whose operating results and financial position are consolidated into Cablevision.  The condensed consolidated balance sheets and statements of operations of Cablevision are essentially identical to the condensed consolidated balance sheets and statements of operations of CSC Holdings, with the following significant exceptions:  Cablevision has $2,866,680 of senior notes outstanding at September 30, 2013 (excluding the $753,717 aggregate principal amount of Cablevision notes held by its subsidiary Newsday Holdings LLC) that were issued to third party investors, cash, deferred financing costs and accrued interest related to its senior notes, deferred taxes and accrued dividends on its balance sheet.  In addition, CSC Holdings and its subsidiaries have certain intercompany receivables from Cablevision.  Differences between Cablevision's results of operations and those of CSC Holdings primarily include incremental interest expense, interest income, and income tax expense or benefit.  CSC Holdings' results of operations include incremental interest income from the Cablevision senior notes held by Newsday Holdings LLC, which is eliminated in Cablevision's results of operations.

The combined notes to the condensed consolidated financial statements relate to the Company, which, except as noted, are essentially identical for Cablevision and CSC Holdings.  All significant intercompany transactions and balances between Cablevision and CSC Holdings and their respective consolidated subsidiaries are eliminated in both sets of condensed consolidated financial statements.  Intercompany transactions between Cablevision and CSC Holdings are not eliminated in the CSC Holdings condensed consolidated financial statements, but are eliminated in the Cablevision condensed consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  ASU No. 2013-02 requires a company to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, a company is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts.  ASU No. 2013-02 became effective and was adopted by the Company on January 1, 2013.  ASU No. 2013-02 had no impact on the financial statements of the Company as of September 30, 2013.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350):  Testing Indefinite-Lived Intangible Assets for Impairment.  Similar to ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350):  Testing Goodwill for Impairment, ASU No. 2012-02 provides entities the option to use a qualitative approach to assess the impairment of an indefinite-lived intangible asset.  A company will not be required to calculate the fair value of an indefinite-lived intangible asset unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that asset is less than its book value.  There are no additional disclosure requirements relating to the use of the optional qualitative assessment.  The Company adopted this guidance in connection with its annual impairment test performed during the three months ended March 31, 2013.

NOTE 3.                          DIVIDENDS

During the nine months ended September 30, 2013, the Board of Directors of Cablevision declared and paid the following cash dividends to stockholders of record on both its Cablevision NY Group ("CNYG") Class A common stock and CNYG Class B common stock:

Declaration Date	Dividend Per Share	Record Date	Payment Date

February 26, 2013	$0.15	March 15, 2013	April 3, 2013
May 7, 2013	$0.15	May 24, 2013	June 14, 2013
July 30, 2013	$0.15	August 15, 2013	September 5, 2013

Cablevision paid dividends aggregating $120,458 during the nine months ended September 30, 2013, including accrued dividends on vested restricted shares of $3,074, primarily from the proceeds of equity distribution payments from CSC Holdings.  In addition, as of September 30, 2013, up to approximately $5,043 will be paid when, and if, restrictions lapse on restricted shares outstanding.

During the nine months ended September 30, 2013, CSC Holdings made equity distribution payments to Cablevision aggregating $331,705.  These distribution payments were funded from cash on hand.  The proceeds were used to fund:

•	Cablevision's dividends paid;
•	Cablevision's interest and principal payments on its senior notes; and
•	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares.

NOTE 4.                          NET INCOME PER SHARE ATTRIBUTABLE TO STOCKHOLDERS

Cablevision

Basic net income per common share attributable to Cablevision stockholders is computed by dividing net income attributable to Cablevision stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per common share attributable to Cablevision stockholders reflects the dilutive effects of stock options and restricted stock (including options held by AMC Networks, Inc. ("AMC Networks") and The Madison Square Garden Company ("Madison Square Garden") employees).

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

A reconciliation of the denominator of the basic and diluted net income per share attributable to Cablevision stockholders calculation for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)

Basic weighted average shares outstanding	261,287	259,905	260,473	263,570

Effect of dilution:
Stock options	4,005	2,604	2,958	2,691
Restricted stock awards	2,266	2,127	2,056	2,443
Diluted weighted average shares outstanding	267,558	264,636	265,487	268,704

For the three and nine months ended September 30, 2013, anti-dilutive shares totaling approximately 100,000 and 1,043,000 shares (which include Company options held by AMC Networks employees), respectively, have been excluded from diluted weighted average shares outstanding.  Approximately 1,340,000 restricted shares for the three and nine months ended September 30, 2013 have also been excluded from the diluted weighted average shares outstanding as the performance criteria on these awards had not yet been satisfied.

For the three and nine months ended September 30, 2012, anti-dilutive shares totaling approximately 69,000 and 1,249,000 shares (which include Company options held by AMC Networks and Madison Square Garden employees), respectively, have been excluded from diluted weighted average shares outstanding.  Approximately 756,000 restricted shares and approximately 12,222,000 options for the three and nine months ended September 30, 2012 have also been excluded from the diluted weighted average shares outstanding for the respective periods, as the performance criteria on these awards were not satisfied during those periods.

CSC Holdings

Net income per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Cablevision.

NOTE 5.                          GROSS VERSUS NET REVENUE RECOGNITION

In the normal course of business, the Company is assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collects such taxes from its customers.  The Company's policy is that, in instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis.  That is, amounts paid to the governmental authorities are recorded as technical and operating expenses and amounts received from the customer are recorded as revenues.  For the three and nine months ended September 30, 2013, the amount of franchise fees included as a component of net revenue aggregated $34,814 and $102,807, respectively.  For the three and nine months ended September 30, 2012, the amount of franchise fees included as a component of net revenue aggregated $33,745 and $101,878, respectively.

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

During the nine months ended September 30, 2013 and 2012, the Company's non-cash investing and financing activities and other supplemental data were as follows:

	Nine Months Ended September 30,
	2013	2012
Non-Cash Investing and Financing Activities of Cablevision and CSC Holdings:

Continuing Operations:
Capital lease obligations	$11,499	$27,542
Reduction in capital lease obligation as a result of not exercising a bargain purchase option	22,950	-
Notes payable to vendors	1,777	-
Intangible asset obligations	3,562	1,766
Property, plant and equipment accrued but unpaid	30,162	34,583

Non-Cash Investing and Financing Activities of Cablevision:
Dividends payable on unvested restricted share awards	2,434	2,434

Supplemental Data:
Continuing Operations - Cablevision:
Cash interest paid	458,200	492,821
Income taxes paid, net	15,436	8,189

Continuing Operations - CSC Holdings:
Cash interest paid	288,863	365,048
Income taxes paid, net	15,436	8,208

Discontinued Operations - Cablevision and CSC Holdings:
Cash interest paid	26,606	42,936
Income taxes paid, net	-	-

NOTE 7.	DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

In connection with the Bresnan Sale and Clearview Sale discussed above, the operating results of Bresnan Cable (previously included in the Company's Telecommunications Services segment) and Clearview Cinemas (previously included in the Company's Other segment) have been reflected in the Company's condensed consolidated financial statements as discontinued operations for all periods presented.  The assets and liabilities attributable to Bresnan Cable and Clearview Cinemas have been classified as assets and liabilities held for sale in the condensed consolidated balance sheets as of December 31, 2012.

In addition, the proceeds of $175,000 related to the settlement of litigation with DISH Network, LLC (see Note 16 for additional information) and related costs have been classified in discontinued operations for the nine months ended September 30, 2013.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

Operating results of discontinued operations for the three and nine months ended September 30, 2013 and 2012 are summarized below:

	Three Months Ended September 30, 2013
	Bresnan Cable(a)	Clearview Cinemas	Total

Revenues, net	$-	$-	$-

Income (loss) before income taxes	$411,867	$(1,452)	$410,415
Income tax benefit (expense)	(175,703)	574	(175,129)
Income (loss) from discontinued operations, net of income taxes - Cablevision	236,164	(878)	235,286
Income tax expense recognized at Cablevision, not applicable to CSC Holdings	396	-	396
Income (loss) from discontinued operations, net of income taxes - CSC Holdings	$236,560	$(878)	$235,682

	Nine Months Ended September 30, 2013
	Bresnan Cable(a)	Clearview Cinemas(b)(c)	Litigation Settlement(d)	Total

Revenues, net	$262,323	$27,307	$-	$289,630

Income (loss) before income taxes	$441,917	$(40,543)	$173,687	$575,061
Income tax benefit (expense)	(188,038)	16,545	(70,052)	(241,545)
Income (loss) from discontinued operations, net of income taxes - Cablevision	253,879	(23,998)	103,635	333,516
Income tax expense (benefit) recognized at Cablevision, not applicable to CSC Holdings	396	-	(1,003)	(607)
Income (loss) from discontinued operations, net of income taxes - CSC Holdings	$254,275	$(23,998)	$102,632	$332,909

(a)	Includes the pretax gain recognized in connection with the Bresnan Sale of approximately $410,000.
(b)	Includes the pretax loss recognized in connection with the Clearview Sale of approximately $18,900.
(c)	As a result of the Company's annual impairment test in the first quarter of 2013, the Company recorded an impairment charge of $10,347, relating to goodwill of the Company's Clearview business which reduced the carrying value to zero. The Company determined the fair value of the Clearview business, which was a single reporting unit, assuming highest and best use, based on either an income or market approach on a theater by theater basis.
(d)	Represents primarily the proceeds from the final allocation of the DISH Network, LLC litigation settlement. See Note 16 for additional information.

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Bresnan Cable	Clearview Cinemas	Total	Bresnan Cable	Clearview Cinemas	Total

Revenues, net	$128,484	$17,444	$145,928	$377,349	$47,576	$424,925

Loss before income taxes	$(8,405)	$(4,394)	$(12,799)	$(37,129)	$(15,450)	$(52,579)
Income tax benefit	3,423	1,800	5,223	15,121	6,295	21,416
Loss from discontinued operations, net of income taxes	$(4,982)	$(2,594)	$(7,576)	$(22,008)	$(9,155)	$(31,163)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

Assets and liabilities held for sale at December 31, 2012 consisted of the following:

	December 31, 2012
	Bresnan Cable	Clearview Cinemas	Total

Cash and cash equivalents	$31,670	$223	$31,893
Accounts receivable, prepaid expenses and other current assets	14,486	1,490	15,976
Accounts receivable from affiliates	1,881	-	1,881
Deferred tax asset	1,766	193	1,959
	49,803	1,906	51,709

Property and equipment, net	418,884	29,721	448,605
Amortizable intangible assets	131,305	-	131,305
Indefinite-lived intangible assets	512,612	-	512,612
Goodwill	167,736	10,347	178,083
Other assets	20,065	918	20,983
	1,250,602	40,986	1,291,588
Total assets held for sale	$1,300,405	$42,892	$1,343,297

Accounts payable and accrued expenses	$51,948	$2,172	$54,120
Credit facility debt(a)	7,650	-	7,650
Other current liabilities	5,255	2,686	7,941
Accounts payable to affiliates	2,506	-	2,506
	67,359	4,858	72,217

Credit facility debt(a)	736,455	-	736,455
Senior notes(a)	250,000	-	250,000
Deferred tax liability	71,483	(5,925)	65,558
Other long-term liabilities	4,092	4,966	9,058
	1,062,030	(959)	1,061,071
Total liabilities held for sale	$1,129,389	$3,899	$1,133,288

(a)	The aggregate amount of the credit facility debt and the senior notes outstanding on the closing date of the Bresnan Sale reduced the sale proceeds.

Bresnan Cable Legal Matters

In 2010, the Montana Department of Revenue ("MT DOR") assessed Bresnan Cable as a single telephone business for property tax purposes and retroactively assessed it as such for 2007 through 2009.  Bresnan Cable challenged such assessments in Montana State Court.  Under Montana law a taxpayer must first pay a current assessment of disputed property tax in order to contest it.  In accordance with such requirement, as of May 31, 2013, Bresnan Cable has paid $25,510 of property taxes under protest for 2010 through 2012.  The trial court has ruled in Bresnan Cable's favor for the years 2007 through 2010.  The MT DOR appealed these rulings to the Montana Supreme Court and oral argument took place on September 25, 2013.  A decision is pending.  Pending final judgment and its application to the 2011 and 2012 assessments, the MT DOR continues to hold the property taxes paid under protest in escrow.  In accordance with the terms of the purchase agreement with Charter, any recoveries of property taxes paid under protest by Bresnan Cable prior to the Bresnan Sale will be refunded to the Company and the Company must consent to any settlement resulting in less than a full refund of the protest payments.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 8.                          DEBT

Repurchases of Cablevision Senior Notes and Redemption of CSC Holdings Senior Notes

During September 2013, Cablevision repurchased on the open market with cash on hand, approximately $25,982 aggregate principal amount of its outstanding 5.875% Senior Notes due 2022 (the "2022 Notes").  In connection with these repurchases, Cablevision recorded a gain from the extinguishment of this debt of $515 and wrote-off approximately $517 of unamortized deferred financing costs associated with these notes.  In October 2013, Cablevision repurchased an additional $36,503 aggregate principal amount of the 2022 Notes.  The notes repurchased in October 2013, have been reclassified from long-term to current on Cablevision's balance sheet at September 30, 2013.

On August 26, 2013, CSC Holdings redeemed (1) $204,937 aggregate principal amount of its outstanding 8.50% Senior Notes due 2014 and (2) $91,543 aggregate principal amount of its outstanding 8.50% Senior Notes due 2015 with cash on hand.  In connection with the redemption, the Company recognized a loss on extinguishment of debt of approximately $12,192, primarily representing the payments in excess of the principal amount thereof and a write-off of the unamortized deferred financing costs and discounts associated with these notes of approximately $4,350.

Refinancing of CSC Holdings Credit Facility

On April 17, 2013, CSC Holdings refinanced its Restricted Group credit facility.  The new Restricted Group credit agreement provides for (1) a revolving credit facility of $1,500,000, (2) a Term A facility of $958,510, and (3) a Term B facility of $2,350,000, each subject to adjustment from time to time in accordance with the terms of the new credit agreement.  The proceeds from the Term A loans and the Term B loans were used to repay all amounts outstanding under CSC Holdings' previous Restricted Group credit facility and to pay fees and expenses in connection therewith.  As of September 30, 2013, no amounts were drawn under the revolving credit facility.

The new credit agreement provides for extended facilities and additional facilities, subject to an aggregate maximum facilities limit on all facilities (including the revolving credit facility, the Term A facility and the Term B facility and any extended facilities and additional facilities) equal to the greater of (1) $4,808,510 and (2) an amount such that the senior secured leverage ratio, as defined in the new credit agreement, would not exceed 3.50 to 1.00.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

Loans under the new credit agreement are direct obligations of CSC Holdings, guaranteed by most of the Restricted Subsidiaries (as defined in the new credit agreement) and secured by the pledge of the stock and other security interests of most of the Restricted Subsidiaries.

Loans under the new credit agreement bear interest as follows:

•	Revolving credit loans and Term A loans, either (i) the Eurodollar rate (as defined) plus a spread ranging from 1.50% to 2.25% based on the cash flow ratio (as defined), with the initial rate being the Eurodollar rate plus 2.00% or (ii) the base rate (as defined) plus a spread ranging from 0.50% to 1.25% based on the cash flow ratio, with the initial rate being the base rate plus 1.00%, the initial rate in each case being for the period through and including the date of the delivery to the lenders of the compliance certificate for the quarter ending September 30, 2013;
•	Term B loans, either (i) the Eurodollar rate plus a spread of 2.50% or (ii) the base rate plus a spread of 1.50%.

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

In connection with the new credit facility, the Company wrote-off deferred financing costs of $6,602 related to the repaid credit facility.  The Term B loans were issued at a discount of $11,750 and the Company recorded deferred financing costs of $27,080 related to the new credit facility.  The original issue discount and the deferred financing costs are both being amortized to interest expense over the term of the respective loans.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the condensed consolidated balance sheets at September 30, 2013 and December 31, 2012:

Derivatives Not		Asset Derivatives		Liability Derivatives
Designated as Hedging Instruments	Balance Sheet Location	Fair Value at September 30, 2013	Fair Value at December 31, 2012	Fair Value at September 30, 2013	Fair Value at December 31, 2012

Prepaid forward contracts	Derivative contracts, current	$-	$-	$99,800	$134,524

Prepaid forward contracts	Derivative contracts, long-term	5,480	3,143	1,060	13,739

Total derivative contracts		$5,480	$3,143	$100,860	$148,263

The following represents the impact and location of the Company's derivative instruments within the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012:

Derivatives Not Designated as	Location of	Amount of Loss Recognized		Amount of Loss Recognized
Hedging	Loss	Three Months Ended September 30,		Nine Months Ended September 30,
Instruments	Recognized	2013	2012	2013	2012

Interest rate swap contracts	Loss on interest rate swap contracts, net	$-	$-	$-	$(1,828)

Prepaid forward contracts	Loss on equity derivative contracts, net	(40,750)	(57,082)	(93,260)	(184,413)
Total derivative contracts		$(40,750)	$(57,082)	$(93,260)	$(186,241)

Settlements of Collateralized Indebtedness

The following table summarizes the settlement of the Company's collateralized indebtedness relating to Comcast Corporation shares that were settled by delivering cash equal to the collateralized loan value, net of the value of the related equity derivative contracts for the nine months ended September 30, 2013.  The cash was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast shares.  The terms of the new contracts allow the Company to retain upside participation in Comcast shares up to each respective contract's upside appreciation limit with downside exposure limited to the respective hedge price.

Number of shares	10,738,809

Collateralized indebtedness settled	$(246,464)
Derivative contracts settled	(143,000)
(389,464)
Proceeds from new monetization contracts	438,757
Net cash receipt	$49,293

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

The following table presents for each of these hierarchy levels, the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012:

	September 30, 2013
	Level I	Level II	Level III	Total
Assets:

Money market funds	$707,632	$-	$-	$707,632
Investment securities	131	-	-	131
Investment securities pledged as collateral	969,714	-	-	969,714
Prepaid forward contracts	-	5,480	-	5,480

Liabilities:

Liabilities under derivative contracts:
Prepaid forward contracts	-	100,860	-	100,860

	December 31, 2012
	Level I	Level II	Level III	Total
Assets:

Money market funds	$250,695	$-	$-	$250,695
Investment securities	122	-	-	122
Investment securities pledged as collateral	802,834	-	-	802,834
Prepaid forward contracts	-	3,143	-	3,143

Liabilities:

Liabilities under derivative contracts:
Prepaid forward contracts	-	148,263	-	148,263

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

In addition, for the three and nine months ended September 30, 2013, the Company recorded impairment charges of $1,245 and $11,806, respectively, in continuing operations related primarily to equipment included in the Company's Other segment.

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

The carrying values, estimated fair values, and classification under the fair value hierarchy of the Company's financial instruments, excluding those that are carried at fair value in the accompanying condensed consolidated balance sheets, are summarized as follows:

		September 30, 2013
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
CSC Holdings notes receivable:
Cablevision senior notes held by Newsday Holdings LLC(a)	Level II	$753,717	$843,178

Debt instruments:
Credit facility debt(b)	Level II	$3,931,618	$3,942,635
Collateralized indebtedness	Level II	748,445	737,420
Senior notes and debentures	Level II	2,308,757	2,598,040
Notes payable	Level II	6,029	6,029
CSC Holdings total debt instruments		6,994,849	7,284,124

Cablevision senior notes	Level II	2,866,680	3,144,498
Cablevision total debt instruments		$9,861,529	$10,428,622

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

The Internal Revenue Service is currently examining the Company's consolidated federal income tax returns for years 2009 and 2010. As a result, it is reasonably possible that the liabilities for uncertain tax positions as of September 30, 2013 may change by a significant amount within the next twelve months. An estimate of the change in the liabilities, while potentially significant, cannot be made.

Cablevision

Cablevision recorded income tax expense of $34,172 and $44,036 for the three and nine months ended September 30, 2013, respectively, reflecting an effective tax rate of 36% and 35%, respectively.  During the nine months ended September 30, 2013, an increase in research credits resulted in a tax benefit of $3,289, including $1,800 relating to the year ended December 31, 2012 pursuant to a law change retroactively extending such credits on January 2, 2013.  During the three months ended September 30, 2013, an increase in research credits resulted in a tax benefit of $589.  Additionally, Cablevision recorded a tax benefit of $935 and $2,101 for the three and nine months ended September 30, 2013, respectively, resulting from a lower state tax rate on unrealized investment gains.  Absent these items, the effective tax rate for the three and nine months ended September 30, 2013 would have been 38% and 40%, respectively.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

Cablevision recorded income tax expense of $9,905 for the three months ended September 30, 2012, reflecting an effective rate of 73%.  In the third quarter of 2012, Cablevision recorded tax expense of $2,405 resulting from a change in the rates used to measure deferred taxes and tax expense of $709 resulting from an increase in the valuation allowance relating to state net operating loss carry forwards.  Nondeductible expenses resulted in tax expense of $995. Absent these items, the effective tax rate for the three months ended September 30, 2012 would have been 43%.

Cablevision recorded income tax expense of $101,544 for the nine months ended September 30, 2012, reflecting an effective tax rate of 41%.

Subsequent to the utilization of Cablevision's net operating loss and tax credit carry forwards, payments for income taxes are expected to increase significantly.  Cablevision's federal net operating loss carry forward as of September 30, 2013 was approximately $870,000 after approximately $629,000 of the net operating loss carry forward was utilized to offset the taxable gain related to the Bresnan Sale in the third quarter of 2013.  The taxable gain differed from the book gain primarily due to accelerated tax depreciation and higher amortization for income tax purposes.

Cablevision realized excess state tax benefit related to share-based awards of $4,682 during the three months ended September 30, 2013 resulting in an increase to paid-in capital.

CSC Holdings

CSC Holdings recorded income tax expense of $67,541 and $137,718 for the three and nine months ended September 30, 2013, respectively, reflecting an effective tax rate of 41% in both periods.

CSC Holdings recorded income tax expense of $32,367 and $174,935 for the three and nine months ended September 30, 2012, respectively, reflecting an effective tax rate of 44% and 41%, respectively.

As of September 30, 2013, on a stand-alone basis CSC Holdings has fully utilized its federal net operating loss and tax credit carry forwards.  In connection with the tax allocation policy between CSC Holdings and Cablevision, CSC Holdings decreased the affiliate receivable due from Cablevision by $330,411, representing the estimated income tax liability of CSC Holdings for the nine months ended September 30, 2013, as determined on a stand-alone basis, and as reduced by excess tax benefit realized of $43,702 and current income tax liabilities that are payable by CSC Holdings of $18,381.

NOTE 12.                       EQUITY PLANS

Cablevision's Equity Plans

Stock Option Award Activity

In the first quarter of 2013, Cablevision granted options that are scheduled to cliff vest in three years and expire 10 years from the date of grant.  Cablevision calculated the fair value of the option award on the date of grant using the Black-Scholes option pricing model.  Cablevision's computation of expected life was determined based on the simplified method (the average of the vesting period and option term) due to the Company's lack of recent historical data for similar awards.  Cablevision has not, in its recent history, granted options with similar terms.  Additionally, these options were issued subsequent to a change in Cablevision's structure in connection with the distribution of AMC Networks in June 2011 (the "AMC Networks Distribution") and the distribution of Madison Square Garden in February 2010 (the "MSG Distribution").  The interest rate for periods within the contractual life of the stock option is based on interest yields for U.S. Treasury instruments in effect at the time of grant.  Cablevision's computation of expected volatility is based on historical volatility of its common stock.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

The following assumptions were used to calculate the fair value of the stock option award granted in the first quarter of 2013:

Risk-free interest rate	1.25%

Expected life (in years)	6.5

Dividend yield	3.86%

Volatility	42.31%

Grant date fair value	$3.96

The following table summarizes activity relating to Company employees who held Cablevision stock options for the nine months ended September 30, 2013:

	Shares Under Option		Weighted Average	Weighted Average Remaining
	Time Vesting Options	Performance Based Vesting Options	Exercise Price Per Share	Contractual Term (in years)	Aggregate Intrinsic Value(a)
Balance, December 31, 2012	2,789,342	12,319,000	$13.05	7.88	$29,143
Granted(b)	2,000,000	-	13.98
Exercised	(78,197)	(946,075)	13.49
Forfeited/Expired	-	(301,600)	13.93

Balance, September 30, 2013	4,711,145	11,071,325	$13.13	7.35	$58,917

Options exercisable at September 30, 2013	2,611,145	5,394,775	$12.26	6.08	$36,679

Options expected to vest in the future	2,100,000	5,587,230	$14.02	8.66	$21,979

(a)	The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of CNYG Class A common stock on September 30, 2013 or December 31, 2012, as indicated, and September 30, 2013 in the case of options exercisable and options expected to vest in the future.
(b)	Options are scheduled to cliff vest at the end of three years and expire 10 years from the date of grant.

In addition, as of September 30, 2013, AMC Networks and Madison Square Garden employees held a total of 637,549 Cablevision stock options.  These stock options are not expensed by the Company, however such stock options would have a dilutive effect on net income per share attributable to Cablevision stockholders.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

Restricted Stock Award Activity

The following table summarizes activity relating to Company employees who held Cablevision restricted shares for the nine months ended September 30, 2013:

	Number of Restricted Shares	Number of Performance Based Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant

Unvested award balance, December 31, 2012	4,010,675	1,297,100	$17.52
Granted	2,674,760	584,000	14.01
Vested	(1,162,369)	(304,100)	17.69
Awards forfeited	(516,030)	-	16.07

Unvested award balance, September 30, 2013	5,007,036	1,577,000	15.86

During the nine months ended September 30, 2013, 1,466,469 and 519,150 Cablevision restricted shares issued to employees of the Company and AMC Networks, respectively, vested.  To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 818,481 of these shares, with an aggregate value of $11,439, were surrendered to the Company.  These acquired shares have been classified as treasury stock.

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

Livingston v. Cablevision Systems Corporation, et al.:  On January 26, 2012, a securities lawsuit was filed in the U.S. District Court for the Eastern District of New York against Cablevision and certain current and former officers, by a Cablevision shareholder, purportedly on behalf of a class of individuals who purchased Cablevision common stock between February 16, 2011, and October 28, 2011.  The complaint alleged that Cablevision and the individual defendants violated Section 10(b) of the Securities Exchange Act by allegedly issuing materially false and misleading statements regarding (i) the Company's customer retention and advertising costs, and (ii) the Company's loss of video customers, especially in the New York area.  The complaint also alleged that the individual defendants violated Section 20(a) of the Securities Exchange Act for the same alleged conduct.  Plaintiff seeks unspecified monetary damages, attorneys' fees, and equitable relief.  Defendants filed a motion to dismiss on October 18, 2012.  On September 5, 2013, the Court issued a decision granting the motion to dismiss in its entirety and dismissing the complaint with prejudice.  Plaintiffs did not file a notice of appeal within the statutory time frame.  The Company believes this matter is now concluded.

Wandel v. Cablevision Systems Corporation, et al.:  On February 24, 2012, a shareholder derivative complaint was filed in New York Supreme Court, Nassau County, purportedly on behalf of the nominal defendant Cablevision against all members of Cablevision's Board of Directors.  The complaint alleges, among other things, that the individual defendants violated the fiduciary duties they owe to Cablevision by allegedly causing or allowing the Company to issue materially false and misleading statements regarding (i) the Company's customer retention and advertising costs; and (ii) the Company's loss of video customers, especially in the New York area.  The complaint seeks unspecified monetary damages, restitution, attorneys' fees, and equitable relief.  The parties have entered into a stipulation staying discovery until the U.S. District Court in the Livingston matter (above) rules on any motion to dismiss, and relieving defendants of the obligation to answer or otherwise respond to the complaint until plaintiff files an amended complaint.  Pursuant to the stipulation of the parties, plaintiff had 30 days from the date of the decision in Livingston (above) to file an amended complaint.  No amended complaint has been filed.

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

NOTE 14.                      SEGMENT INFORMATION

The Company classifies its operations into two reportable segments:  (1) Telecommunications Services, and (2) Other, consisting principally of (i) Newsday, (ii) the News 12 Networks, (iii) MSG Varsity, (iv) Cablevision Media Sales, and (v) certain other businesses and unallocated corporate costs.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues, net from continuing operations
Telecommunications Services	$1,485,514	$1,458,730	$4,399,383	$4,365,196
Other	87,624	85,915	265,063	267,349
Inter-segment eliminations(a)	(5,301)	(5,130)	(15,762)	(15,982)
	$1,567,837	$1,539,515	$4,648,684	$4,616,563

Adjusted operating cash flow from continuing operations
Telecommunications Services	$486,240	$508,973	$1,386,409	$1,576,905
Other	(45,100)	(49,647)	(158,267)	(146,228)
	$441,140	$459,326	$1,228,142	$1,430,677

Depreciation and amortization (including impairments) included in continuing operations
Telecommunications Services	$(204,532)	$(210,052)	$(621,430)	$(605,098)
Other(b)	1,127	(17,762)	(36,173)	(50,252)
	$(203,405)	$(227,814)	$(657,603)	$(655,350)

Share-based compensation expense included in continuing operations
Telecommunications Services	$(9,235)	$(10,104)	$(30,254)	$(28,217)
Other	(3,017)	(3,415)	(10,290)	(9,042)
	$(12,252)	$(13,519)	$(40,544)	$(37,259)

Restructuring credits (charges) included in continuing operations
Telecommunications Services	$-	$-	$-	$-
Other	(56)	(330)	582	61
	$(56)	$(330)	$582	$61

Operating income (loss) from continuing operations
Telecommunications Services	$272,473	$288,817	$734,725	$943,590
Other	(47,046)	(71,154)	(204,148)	(205,461)
	$225,427	$217,663	$530,577	$738,129

(a)	Inter-segment eliminations relate primarily to revenues recognized from the sale of local programming services to our Telecommunications Services segment.
(b)	The three and nine months ended September 30, 2013 amounts include a reduction in depreciation expense recorded in the three month period ended September 30, 2013 related to prior periods of $13,201 and $10,690, respectively.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

A reconciliation of reportable segment amounts to Cablevision's and CSC Holdings' consolidated balances is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Operating income for reportable segments	$225,427	$217,663	$530,577	$738,129

Items excluded from operating income:
CSC Holdings interest expense	(88,516)	(122,189)	(287,587)	(364,691)
CSC Holdings interest income	141	161	314	667
CSC Holdings intercompany interest income	14,770	14,770	44,309	44,309
Gain on investments, net	70,222	81,619	166,891	259,057
Loss on equity derivative contracts, net	(40,750)	(57,082)	(93,260)	(184,413)
Loss on interest rate swap contracts, net	-	-	-	(1,828)
Loss on extinguishment of debt and write-off of deferred financing costs	(16,507)	(61,052)	(23,144)	(61,052)
Miscellaneous, net	805	474	1,673	1,278
CSC Holdings income from continuing operations before income taxes	165,592	74,364	339,773	431,456
Cablevision interest expense	(56,908)	(45,995)	(170,631)	(137,457)
Intercompany interest expense	(14,770)	(14,770)	(44,309)	(44,309)
Cablevision interest income	8	18	42	46
Loss on extinguishment of debt and write-off of deferred financing costs, net	(2)	-	(2)	-
Cablevision income from continuing operations before income taxes	$93,920	$13,617	$124,873	$249,736

The following table summarizes the Company's capital expenditures by reportable segment for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Capital expenditures
Telecommunications Services	$238,435	$269,164	$712,540	$710,212
Other	6,659	8,645	28,404	32,020
	$245,094	$277,809	$740,944	$742,232

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
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 15.                      RELATED PARTY TRANSACTIONS

The following table summarizes the revenue and charges (credits) related to services provided to or received from AMC Networks and Madison Square Garden reflected in continuing operations not discussed elsewhere in the accompanying combined notes to the condensed consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues, net	$1,280	$852	$4,459	$4,370

Operating expenses (credits):
Technical expenses, net of credits(a)	$48,665	$45,985	$134,007	$137,360

Selling, general and administrative expenses (credits), net	(252)	1,112	1,124	644

Operating expenses, net	$48,413	$47,097	$135,131	$138,004

Net charges	$47,133	$46,245	$130,672	$133,634

(a)	Technical expenses include primarily costs incurred by the Company for the carriage of the MSG networks and Fuse program services of Madison Square Garden, and the AMC, WE tv, IFC and Sundance program services of AMC Networks on the Company's cable systems. The Company also purchases certain programming signal transmission and production services from AMC Networks.

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

In October 2012, the Company and AMC Networks settled the litigation with DISH Network.  Pursuant to the settlement agreement, DISH Network paid $700,000 to a joint escrow account for the benefit of the Company and AMC Networks.  On April 8, 2013, the Company and AMC Networks reached agreement, pursuant to the VOOM Litigation Agreement, on the final allocation of the proceeds of the settlement.  The parties agreed that (a) the Company would be allocated a total of $525,000 of the cash settlement payment; and (b) AMC Networks would retain $175,000 of the cash settlement payment (in addition to the long-term affiliation agreements entered into with DISH Network as part of the settlement).  The final allocation was approved by independent committees of the Boards of Directors of the Company and AMC Networks.  On April 9, 2013, the Company received $175,000 from AMC Networks (in addition to the $350,000 distributed to the Company from the joint escrow account in December 2012).  The proceeds of $175,000 were recorded as a gain in discontinued operations for the nine months ended September 30, 2013.  See Note 7.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 17.                      SUBSEQUENT EVENTS

Cablevision Dividend

On November 6, 2013, the Board of Directors of Cablevision declared a cash dividend of $0.15 per share payable on December 13, 2013 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of November 22, 2013.

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

On June 27, 2013, the Company completed the sale of substantially all of its Clearview Cinemas' theaters ("Clearview Cinemas") to Bow Tie Cinemas pursuant to the asset purchase agreement between the two parties entered into in April 2013 (the "Clearview Sale") (see Note 1 to our condensed consolidated financial statements).  On July 1, 2013, the Company completed the sale of its Bresnan Broadband Holdings, LLC subsidiary ("Bresnan Cable") for $1,625,000 in cash, subject to certain adjustments, including a reduction for certain funded indebtedness of Bresnan Cable (the "Bresnan Sale") to Charter Communications Operating, LLC ("Charter") pursuant to the purchase agreement entered into between CSC Holdings and Charter in February 2013 (see Note 1 to our condensed consolidated financial statements).  Bresnan Cable includes all of our previously owned cable television systems in Montana, Wyoming, Colorado and Utah, previously included in the Company's Telecommunications Services segment.  Effective as of the closing dates of the Clearview Sale and the Bresnan Sale, the Company no longer consolidates the financial results of Clearview Cinemas and Bresnan Cable.  Accordingly, the historical financial results of Clearview Cinemas and Bresnan Cable have been reflected in the Company's condensed consolidated financial statements as discontinued operations for all periods presented.

On October 29, 2012, Superstorm Sandy made landfall in the New York metropolitan area, resulting in widespread power outages and service disruptions for almost 60% of our customers in this service area, as well as damage to certain portions of our cable network.  In the fourth quarter 2012, we recorded customer service credits and net incremental costs of approximately $117,200, including capital expenditures.  For the nine months ended September 30, 2013, we incurred approximately $7,600 of costs, primarily for repairs and maintenance, and our remediation is complete.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Telecommunications Services

Our Telecommunications Services segment, which accounted for 95% of our consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2013, derives revenues principally through monthly charges to subscribers of our video, high-speed data (often called "broadband" Internet access) and Voice over Internet Protocol ("VoIP") services and commercial data and voice services operations.  These monthly charges include fees for cable television programming, high-speed data and voice services, as well as equipment rental, digital video recorder ("DVR"), video-on-demand, pay-per-view, installation and home shopping commissions.  Revenue increases are derived from rate increases, increases in the number of subscribers to these services, including additional services sold to our existing subscribers, upgrades by video customers in the level of programming package to which they subscribe, and acquisition transactions that result in the addition of new subscribers.  Our ability to increase the number of subscribers to our services is significantly related to our penetration rates (the number of subscribers to our services as a percentage of serviceable passings, which represent the estimated number of single residence homes, apartment and condominium units and commercial establishments passed by the cable distribution network in areas serviceable without further extending the transmission lines, including our commercial data and voice customers).  As penetration rates increase, the number of available homes to which we can market our services generally decreases.  We also derive revenues from the sale of advertising time available on the programming carried on our cable television systems.

Our cable television video service, which accounted for 54% of our consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2013, faces competition from video service provided by incumbent telephone companies, DBS service providers, and others including the delivery of video content over the Internet directly to subscribers.  As discussed in greater detail below, we face intense competition from two incumbent telephone companies, Verizon Communications, Inc. ("Verizon") and AT&T Inc. ("AT&T").  Verizon has made and may continue to make promotional offers to customers in our service area at prices lower than ours.  To the extent these incumbent telephone companies continue to offer competitive and promotional packages, our ability to maintain or increase our existing customers and revenue may continue to be negatively impacted.  There are two major providers of DBS service in the United States, DISH Network and DirecTV, each with significantly higher numbers of subscribers than we have.  We compete in our service areas with these DBS competitors by "bundling" our service offerings with products that the DBS companies cannot efficiently provide at this time, such as high-speed Internet access service, voice service and interactive services carried over the cable distribution plant.  Historically, we have made substantial investments in the development of new and innovative programming options and other service offerings for our customers as a way of differentiating ourselves from our competitors.  For example, we have deployed WiFi access points throughout our footprint.

Verizon and AT&T offer video programming as well as voice and high-speed Internet access services to customers in our service area.  Verizon has constructed fiber to the home network plant that passes a significant number of households in our service area.  Verizon does not publicly report the extent of their build-out or penetration by area.  We estimate that Verizon passes approximately half of the households in our service area.  Verizon's passings in our service area are difficult to assess because they are based upon visual inspections and other limited estimating techniques, and therefore our estimate serves only as an approximation.  Verizon has obtained authority to provide video service for a majority of these homes passed, on a statewide basis in New Jersey, in numerous local franchises in New York State, including all of New York City, and in a small portion of Connecticut.  AT&T offers video service in competition with us in most of our Connecticut service area.  This competition impacts our video revenue in these areas and may continue to do so in the future.  Verizon and AT&T also market DBS services in our service area.  Each of these companies has significantly greater financial resources than we do.

Our high-speed data services business, which accounted for 22% of our consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2013, faces intense competition from other providers of high-speed Internet access, including Verizon and AT&T.  Due to our high penetration (55.3% of serviceable passings at September 30, 2013) and the impact of intense competition, our ability to maintain or increase our existing customers and revenue in the future may continue to be negatively impacted.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Our VoIP offering, which accounted for 14% of our consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2013, faces intense competition from other providers of voice services, including carriers such as Verizon and AT&T.  We compete primarily on the basis of pricing, where unlimited United States and Canada (including Puerto Rico and the U.S. Virgin Islands) long distance, regional and local calling, together with certain features for which the incumbent providers charge extra, are offered at one low price.  Due to our high penetration (45.3% of serviceable passings at September 30, 2013) and the impact of intense competition, our ability to maintain or increase our existing customers and revenue in the future may continue to be negatively impacted.

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

Our programming costs, which are the most significant component of our operating expenses, have increased and are expected to continue to increase primarily as a result of contractual rate increases and new channel launches.  Additionally, as a result of various initiatives to continually improve our services, our level of capital expenditures and other operating expenses have also increased.  See "Business Segments Results - Telecommunications Services" below for a further discussion of revenues and operating expenses and "Liquidity and Capital Resources - Capital Expenditures" for additional information regarding our capital expenditures.

Lightpath accounted for 5% of our consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2013.  Lightpath operates in the most competitive business telecommunications market in the country and competes against the very largest telecommunications companies - incumbent local exchange carriers such as Verizon and AT&T, other competitive local exchange companies, and long distance companies.  To the extent our competitors reduce their prices, future growth of our Lightpath business may be negatively impacted.

Other

Our Other segment, which accounted for 5% of our consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2013, includes the operations of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com, (ii) the News 12 Networks, our regional news programming services, (iii) MSG Varsity, a program service dedicated entirely to showcasing high school sports and activities and other local programming, (iv) Cablevision Media Sales Corporation ("Cablevision Media Sales"), our cable television advertising company, and (v) certain other businesses and unallocated corporate costs.

Newsday

Newsday's revenue is derived primarily from the sale of advertising and the sale of newspapers ("circulation revenue").  For the nine months ended September 30, 2013, advertising revenues accounted for 68% and circulation revenues accounted for 31% of the total revenues of Newsday.  Newsday's circulation revenue is derived primarily from home delivery subscriptions of the Newsday daily newspaper, and single copy sales of Newsday through local retail outlets.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Local economic conditions affect the levels of retail and classified newspaper advertising revenue.  General economic conditions, changes in consumer spending, auto sales, housing sales, unemployment rates, job creation, readership and circulation levels and rates all impact demand for advertising.

Newsday and the newspaper industry generally have experienced significant declines in advertising and circulation revenue as circulation and readership levels continue to be adversely affected by competition from new media news formats and less reliance on newspapers by consumers, particularly younger consumers, as a source of news and classifieds.  A prolonged decline in circulation levels would also have a material adverse effect on the rate and volume of advertising revenues.

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

MSG Varsity

MSG Varsity is a program service dedicated entirely to showcasing high school sports and activities.  It does not receive intercompany affiliation fees from the Telecommunications Services segment and has minimal revenues.  We have recently reduced the activities of MSG Varsity.  See details of the related cost reductions in the "Business Segments Results" discussion below.

Cablevision Media Sales

Cablevision Media Sales is a cable television advertising company that derives its revenues from primarily the sale of local and regional commercial advertising time on cable television networks in the New York metropolitan area, which offers advertisers the opportunity to target geographic and demographic audiences.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated:

STATEMENT OF OPERATIONS DATA

	Three Months Ended September 30,
	2013		2012
		% of Net		% of Net	Favorable
	Amount	Revenues	Amount	Revenues	(Unfavorable)

Revenues, net	$1,567,837	100%	$1,539,515	100%	$28,322

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	767,377	49	737,477	48	(29,900)
Selling, general and administrative	371,572	24	356,231	23	(15,341)
Restructuring expense	56	-	330	-	274
Depreciation and amortization (including impairments)	203,405	13	227,814	15	24,409
Operating income	225,427	14	217,663	14	7,764
Other income (expense):
Interest expense, net	(145,275)	(9)	(168,005)	(11)	22,730
Gain on investments, net	70,222	4	81,619	5	(11,397)
Loss on equity derivative contracts, net	(40,750)	(3)	(57,082)	(4)	16,332
Loss on extinguishment of debt and write-off of deferred financing costs, net	(16,509)	(1)	(61,052)	(4)	44,543
Miscellaneous, net	805	-	474	-	331
Income from continuing operations before income taxes	93,920	6	13,617	1	80,303
Income tax expense	(34,172)	(2)	(9,905)	(1)	(24,267)
Income from continuing operations	59,748	4	3,712	-	56,036
Income (loss) from discontinued operations, net of income taxes	235,286	15	(7,576)	-	242,862
Net income (loss)	295,034	19	(3,864)	-	298,898
Net loss (income) attributable to noncontrolling interests	(433)	-	73	-	(506)
Net income (loss) attributable to Cablevision Systems Corporation stockholders	$294,601	19%	$(3,791)	-%	$298,392

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

	Nine Months Ended September 30,
	2013		2012
		% of Net		% of Net	Favorable
	Amount	Revenues	Amount	Revenues	(Unfavorable)

Revenues, net	$4,648,684	100%	$4,616,563	100%	$32,121

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	2,319,761	50	2,172,343	47	(147,418)
Selling, general and administrative	1,141,325	25	1,050,802	23	(90,523)
Restructuring credits	(582)	-	(61)	-	521
Depreciation and amortization (including impairments)	657,603	14	655,350	14	(2,253)
Operating income	530,577	11	738,129	16	(207,552)
Other income (expense):
Interest expense, net	(457,862)	(10)	(501,435)	(11)	43,573
Gain on investments, net	166,891	4	259,057	6	(92,166)
Loss on equity derivative contracts, net	(93,260)	(2)	(184,413)	(4)	91,153
Loss on interest rate swap contracts, net	-	-	(1,828)	-	1,828
Loss on extinguishment of debt and write-off of deferred financing costs, net	(23,146)	-	(61,052)	(1)	37,906
Miscellaneous, net	1,673	-	1,278	-	395
Income from continuing operations before income taxes	124,873	3	249,736	5	(124,863)
Income tax expense	(44,036)	(1)	(101,544)	(2)	57,508
Income from continuing operations	80,837	2	148,192	3	(67,355)
Income (loss) from discontinued operations, net of income taxes	333,516	7	(31,163)	(1)	364,679
Net income	414,353	9	117,029	3	297,324
Net income attributable to noncontrolling interests	(534)	-	(44)	-	(490)
Net income attributable to Cablevision Systems Corporation stockholders	$413,819	9%	$116,985	3%	$296,834

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The following is a reconciliation of operating income to Adjusted Operating Cash Flow ("AOCF"):

	Three Months Ended September 30,		Favorable
	2013	2012	(Unfavorable)

Operating income	$225,427	$217,663	$7,764
Share-based compensation	12,252	13,519	(1,267)
Depreciation and amortization (including impairments)	203,405	227,814	(24,409)
Restructuring charges	56	330	(274)
AOCF	$441,140	$459,326	$(18,186)

	Nine Months Ended September 30,		Favorable
	2013	2012	(Unfavorable)

Operating income	$530,577	$738,129	$(207,552)
Share-based compensation	40,544	37,259	3,285
Depreciation and amortization (including impairments)	657,603	655,350	2,253
Restructuring credits	(582)	(61)	(521)
AOCF	$1,228,142	$1,430,677	$(202,535)

Comparison of Three and Nine Months Ended September 30, 2013 Versus Three and Nine Months Ended September 30, 2012

Consolidated Results - Cablevision Systems Corporation

We classify our operations into two reportable segments:

•	Telecommunications Services, consisting principally of our video, high-speed data, VoIP services and the commercial high-speed data and voice services operations of Lightpath; and
•	Other, consisting principally of (i) Newsday, (ii) the News 12 Networks, (iii) MSG Varsity, (iv) Cablevision Media Sales, and (v) certain other businesses and unallocated corporate costs.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIE

Revenues, net for the three and nine months ended September 30, 2013 increased $28,322 (2%) and $32,121 (1%), respectively, as compared to revenues, net for the three and nine months ended September 30, 2012.  The net increase is attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2013

Increase in revenues of the Telecommunications Services segment	$26,784	$34,187
Increase (decrease) in revenues of the Other segment	1,709	(2,286)
Inter-segment eliminations	(171)	220
	$28,322	$32,121

Technical and operating expenses (excluding depreciation, amortization and impairments) include primarily:

•	cable programming costs which are costs paid to programmers, net of amortization of any launch support received, for cable content and are generally paid on a per-subscriber basis;
•	network management and field service costs which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections;
•	interconnection, call completion and circuit fees relating to our telephone and VoIP businesses which represent the transport and termination of calls with other telecommunications carriers; and
•	publication production and distribution costs of our Newsday business.

Technical and operating expenses (excluding depreciation, amortization and impairments) increased $29,900 (4%) and $147,418 (7%), respectively, for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2013

Increase in expenses of the Telecommunications Services segment	$31,734	$149,896
Decrease in expenses of the Other segment	(1,838)	(2,393)
Inter-segment eliminations	4	(85)
	$29,900	$147,418

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, and costs of customer call centers.  Selling, general and administrative expenses increased $15,341 (4%) and $90,523 (9%), respectively, for the three and nine months ended September 30, 2013 as compared to the same periods in 2012.  The increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2013

Increase in expenses of the Telecommunications Services segment	$16,914	$76,824
Increase (decrease) in expenses of the Other segment	(1,398)	13,394
Inter-segment eliminations	(175)	305
	$15,341	$90,523

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Depreciation and amortization (including impairments) decreased $24,409 (11%) for the three months ended September 30, 2013 and increased $2,253 for the nine months ended September 30, 2013 as compared to the same periods in 2012.  The net increase (decrease) is attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2013

Increase (decrease) in expenses of the Telecommunications Services segment	$(5,520)	$16,332
Decrease in expenses of the Other segment	(18,889)	(14,079)
	$(24,409)	$2,253

Adjusted operating cash flow decreased $18,186 (4%) and $202,535 (14%), respectively, for the three and nine months ended September 30, 2013 as compared to the same periods in 2012.  The decreases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2013

Decrease in AOCF of the Telecommunications Services segment	$(22,733)	$(190,496)
Increase (decrease) in AOCF of the Other segment	4,547	(12,039)
	$(18,186)	$(202,535)

Interest expense, net decreased $22,730 (14%) and $43,573 (9%), respectively, for the three and nine months ended September 30, 2013 as compared to the same periods in 2012.  The net decreases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2013

Decrease due to lower average interest rates on our indebtedness	$(20,026)	$(55,709)
Increase due to change in average debt balances	1,658	10,603
Lower interest income	30	357
Increase in fees related primarily to the refinancing of CSC Holdings' credit facility	125	8,240
Decrease in interest expense related to capital leases and lower amortization of deferred financing costs	(4,517)	(7,064)
	$(22,730)	$(43,573)

See "Liquidity and Capital Resources" discussion below for a detail of our borrower groups.

Gain on investments, net of $70,222 and $166,891 for the three and nine months ended September 30, 2013, respectively, and $81,619 and $259,057 for the three and nine months ended September 30, 2012, respectively, consists primarily of the increase in the fair value of Comcast common stock owned by the Company.  The effects of these gains are partially offset by the losses on the related equity derivative contracts, net described below.

Loss on equity derivative contracts, net of $40,750 and $93,260 for the three and nine months ended September 30, 2013, respectively, and $57,082 and $184,413 for the three and nine months ended September 30, 2012, respectively, consists of unrealized and realized losses due to the change in fair value of the Company's equity derivative contracts relating to the Comcast common stock owned by the Company.  The effects of these losses are partially offset by the gains on investment securities pledged as collateral, which are included in gain on investments, net discussed above.

Loss on interest rate swap contracts, net amounted to $1,828 for the nine months ended September 30, 2012.  Through their maturity on June 30, 2012, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of the Company's floating rate debt.  The losses on interest rate swap contracts were a result of a shift in the yield curve over the life of the swap contracts.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Loss on extinguishment of debt and write-off of deferred financing costs, net amounted to $16,509 and $23,146 for the three and nine months ended September 30, 2013, respectively, and $61,052 for the three and nine months ended September 30, 2012.  The amounts represent payments in excess of the aggregate principal amount to repurchase CSC Holdings senior notes due April 2014 and June 2015 and related fees and the write-off of unamortized deferred financing costs and discounts related to such repurchases.  The 2013 amounts are net of a gain recognized in connection with the repurchase in September 2013 of Cablevision's senior notes due September 2022.

Income tax expense amounted to $34,172 and $44,036 for the three and nine months ended September 30, 2013, respectively, reflecting an effective tax rate of 36% and 35%, respectively.  During the nine months ended September 30, 2013, an increase in research credits resulted in a tax benefit of $3,289, including $1,800 relating to the year ended December 31, 2012 pursuant to a law change retroactively extending such credits on January 2, 2013.  During the three months ended September 30, 2013, an increase in research credits resulted in a tax benefit of $589.  Additionally, the Company recorded a tax benefit of $935 and $2,101 for the three and nine months ended September 30, 2013, respectively, resulting from a lower state tax rate on unrealized investment gains.  Absent these items, the effective tax rate for the three and nine months ended September 30, 2013 would have been 38% and 40%, respectively.

Income tax expense amounted to $9,905 for the three months ended September 30, 2012, reflecting an effective tax rate of 73%.  In the third quarter of 2012, the Company recorded tax expense of $2,405 resulting from a change in the rates used to measure deferred taxes and tax expense of $709 resulting from an increase in the valuation allowance relating to state net operating loss carry forwards.  Nondeductible expenses resulted in tax expense of $995. Absent these items, the effective tax rate for the three months ended September 30, 2012 would have been 43%.

Income tax expense amounted to $101,544 for the nine months ended September 30, 2012, reflecting an effective tax rate of 41%.

Cablevision realized excess state tax benefit related to share-based awards of $4,682 during the three months ended September 30, 2013 resulting in an increase to paid-in capital.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Income (loss) from discontinued operations

Income (loss) from discontinued operations, net of income taxes, for the three and nine months ended September 30, 2013 and 2012 reflects the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Litigation settlement, net of legal fees, net of income taxes	$-	$-	$103,635	$-
Income (loss) from Bresnan Cable, including gain on sale in 2013, net of income taxes	236,164	(4,982)	253,879	(22,008)
Loss from Clearview Cinemas, including loss on sale in 2013, net of income taxes	(878)	(2,594)	(23,998)	(9,155)
Income (loss) from discontinued operations, net of income taxes - Cablevision	235,286	(7,576)	333,516	(31,163)
Income tax expense (benefit) recognized at Cablevision, not applicable to CSC Holdings	396	-	(607)	-
Income (loss) from discontinued operations, net of income taxes - CSC Holdings	$235,682	$(7,576)	$332,909	$(31,163)

Business Segments Results

Telecommunications Services

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our Telecommunications Services segment.

	Three Months Ended September 30,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$1,485,514	100%	$1,458,730	100%	$26,784
Technical and operating expenses (excluding depreciation and amortization shown below)	708,569	48	676,835	46	(31,734)
Selling, general and administrative expenses	299,940	20	283,026	19	(16,914)
Depreciation and amortization	204,532	14	210,052	14	5,520
Operating income	$272,473	18%	$288,817	20%	$(16,344)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

	Nine Months Ended September 30,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$4,399,383	100%	$4,365,196	100%	$34,187
Technical and operating expenses (excluding depreciation and amortization shown below)	2,137,416	49	1,987,520	46	(149,896)
Selling, general and administrative expenses	905,812	21	828,988	19	(76,824)
Depreciation and amortization	621,430	14	605,098	14	(16,332)
Operating income	$734,725	17%	$943,590	22%	$(208,865)

The following is a reconciliation of operating income to AOCF:

	Three Months Ended September 30,
	2013	2012	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$272,473	$288,817	$(16,344)
Share-based compensation	9,235	10,104	(869)
Depreciation and amortization	204,532	210,052	(5,520)
AOCF	$486,240	$508,973	$(22,733)

	Nine Months Ended September 30,
	2013	2012	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$734,725	$943,590	$(208,865)
Share-based compensation	30,254	28,217	2,037
Depreciation and amortization	621,430	605,098	16,332
AOCF	$1,386,409	$1,576,905	$(190,496)

Revenues, net for the three and nine months ended September 30, 2013 increased $26,784 (2%) and $34,187 (1%), respectively, as compared to revenues, net for the same periods in the prior year.  The net increases are attributable to the following:

	Three Months Ended September 30,		Increase	Percent Increase
	2013	2012	(Decrease)	(Decrease)
Video (including equipment rental, DVR, video-on-demand and pay-per-view)	$797,418	$792,053	$5,365	1%
High-speed data	335,671	308,196	27,475	9
Voice	210,114	220,769	(10,655)	(5)
Advertising	40,191	36,934	3,257	9
Other (including installation, home shopping, advertising sales commissions, and other products)	23,569	24,075	(506)	(2)
Total Cable Television	1,406,963	1,382,027	24,936	2
Lightpath	82,651	81,273	1,378	2
Intra-segment eliminations	(4,100)	(4,570)	470	10
Total Telecommunications Services	$1,485,514	$1,458,730	$26,784	2%

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

	Nine Months Ended September 30,		Increase	Percent Increase
	2013	2012	(Decrease)	(Decrease)
Video (including equipment rental, DVR, video-on-demand and pay-per-view)	$2,357,104	$2,402,677	$(45,573)	(2)%
High-speed data	1,004,018	920,184	83,834	9
Voice	630,218	634,030	(3,812)	(1)
Advertising	103,880	108,961	(5,081)	(5)
Other (including installation, home shopping, advertising sales commissions, and other products)	69,932	71,892	(1,960)	(3)
Total Cable Television	4,165,152	4,137,744	27,408	1
Lightpath	247,596	241,942	5,654	2
Intra-segment eliminations	(13,365)	(14,490)	1,125	8
Total Telecommunications Services	$4,399,383	$4,365,196	$34,187	1%

The net revenue increase in Cable Television for the three months ended September 30, 2013 as compared to the same period in the prior year was primarily derived from increases in high-speed data revenue of $27,475, video revenue of $5,365 and advertising revenue of $3,257.  These increases were partially offset by a decline in voice revenue of $10,655.  The net increase in high-speed data revenue was due primarily to a rate increase implemented during the first quarter of 2013.  The net increase in video revenue was due primarily to higher average recurring video revenue per video customer which includes the impact of rate increases implemented during the second quarter of 2013, which is substantially offset by a decline in video customers as outlined in the table below.  The decline in voice revenue was due to the resolution of a voice access dispute for $12,020, of which $11,750 was recognized as revenue by Cable Television, for the three months ended September 30, 2012.

The net revenue increase in Cable Television for the nine months ended September 30, 2013 as compared to the same period in the prior year was primarily derived from an increase in high-speed data revenue of $83,834.  This increase was substantially offset by declines in video revenue of $45,573, advertising revenue of $5,081 and voice revenue of $3,812.  The net increase in high-speed data revenue was due primarily to the rate increase noted above.  The decline in video revenue was primarily due to a decline in video customers as outlined in the table below, partially offset by higher average recurring video revenue per video customer.

The increase in Lightpath net revenue was primarily attributable to growth in Ethernet data services, partially offset by reduced traditional data services.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The following table presents certain statistical information as of September 30, 2013, June 30, 2013 and September 30, 2012 for our cable television systems (excluding Lightpath):

	September 30, 2013	June 30, 2013(a)	September 30, 2012
	(in thousands)

Total customers	3,195	3,224	3,273
Video customers	2,831	2,868	2,943
High-speed data customers	2,774	2,787	2,775
Voice customers	2,272	2,290	2,275
Serviceable passings	5,013	5,004	4,964

Average monthly revenue per customer ("RPC")(b)	$146.11	$144.74	$140.72

Average monthly revenue per video customer ("RPS")(b)	$164.61	$162.42	$156.23

(a)	Amounts exclude customers located in the areas most severely impacted by Superstorm Sandy who we were unable to contact and those whose billing we decided to suspend temporarily during restoration of their homes. As of June 30, 2013, these customers represented approximately 2 thousand total customers, video customers, high-speed data customers and voice customers, respectively.
(b)	RPC is calculated by dividing the average monthly GAAP revenues for the Telecommunications Services segment, less the revenue attributable to Lightpath, for the quarterly periods presented by the average number of total customers served by our cable television systems for the respective periods. RPS is calculated using these same revenues divided by the average number of video customers for the respective periods. For purposes of these calculations, both revenue and average number of video customers and total customers exclude our Lightpath operations because Lightpath's third party revenues are unrelated to our cable television system customers.

The following table reflects our net customer increases (decreases) for the three and nine months ended September 30, 2013 and 2012 for our cable television systems (excluding Lightpath):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Total customers	(28.5)	(1.2)	(34.7)	17.4
Video customers	(37.3)	(11.1)	(62.6)	(4.5)
High-speed data customers	(12.5)	19.6	11.1	73.5
Voice customers	(17.5)	19.4	8.3	73.2

We believe our overall customer declines noted in the table above are largely attributable to intense competition, particularly from Verizon, and the continued weak economic conditions.  These factors are expected to continue to impact our ability to maintain or increase our existing customers and revenue in the future.

The sequential increases in RPC of $1.37 and RPS of $2.19 in the third quarter of 2013 are primarily related to increases in video revenues per video customer and increased advertising revenue.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Technical and operating expenses (excluding depreciation and amortization shown below) for the three and nine months ended September 30, 2013 increased $31,734 (5%) and $149,896 (8%), respectively, as compared to the same periods in 2012.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2013
Increase in programming costs due primarily to contractual rate increases and new channel launches, partially offset by lower subscribers	$37,073	$114,881
Increase in employee related costs, primarily merit increases, benefits, increases related to the 2012 compensation changes implemented in the second quarter of 2012 for non-executive employees (see discussion below) and an increase in the number of employees	12,689	50,988
Expenses incurred as a result of Superstorm Sandy, primarily network operations repairs and maintenance costs	-	7,623
Increase in other net repairs and maintenance costs	2,974	8,593
Decrease in contractor costs due primarily to lower truck rolls	(13,209)	(23,193)
Decrease in taxes and fees due primarily to the resolution of certain voice related tax matters	(4,939)	(7,348)
Decrease in voice related fees, net due primarily to reduction in rate and volume	(4,154)	(7,140)
Other net increases	803	4,247
Intra-segment eliminations	497	1,245
	$31,734	$149,896

Technical and operating expenses consist primarily of programming costs (including costs of video-on-demand and pay-per-view) and direct costs associated with providing and maintaining services to our customers.  These costs typically rise due to increases in contractual programming rates and general inflationary cost increases for employees, contractors, insurance and other various expenses.  Certain of these costs are also variable based on the number of customers.  Our programming costs increased 10% for the nine months ended September 30, 2013 as compared to the same period in 2012 as a result of contractual rate increases and new channel launches, as well as the effect of increasing the number of customers receiving certain programming services, partially offset by a decline in our total video customers.  We anticipate a similar rate of increase in programming costs for the remainder of 2013.  Costs of field operations also increase as the portion of our expenses that we are able to capitalize decrease due to lower new customer installations and lower new service upgrades.  Network related costs also fluctuate as capitalizable network upgrade and enhancement activity changes.  Franchise fees are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue, primarily video revenue, which vary by state and municipality.  These costs change in relation to changes in such categories of revenues or rate changes.  We expect that our technical and operating expenses will continue to increase in the future.

During 2012, the Company completed a comprehensive study of its non-executive compensation practices with a focus on individual competitive pay and career advancement.  As a result, certain compensation changes were implemented during the second quarter of 2012, most of which were effective May 1, 2012, resulting in an increase in costs for the nine months ended September 30, 2013 as compared to the same period in 2012 as reflected in the table above.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses for the three and nine months ended September 30, 2013 increased $16,914 (6%) and $76,824 (9%), respectively, as compared to the same periods in 2012.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2013
Increase in employee related costs, primarily merit increases, benefits and increases related to the 2012 compensation changes implemented in the second quarter of 2012 for non-executive employees (see discussion above)	$13,622	$51,597
Increase in legal and other professional fees	1,978	15,245
Increase in share-based compensation and expenses related to long-term incentive plan awards to employees	875	7,104
Other net increases	464	2,996
Intra-segment eliminations	(25)	(118)
	$16,914	$76,824

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

Depreciation and amortization decreased $5,520 (3%) and increased $16,332 (3%), respectively, for the three and nine months ended September 30, 2013, as compared to the same periods in 2012.  The net decrease in the three month period was primarily due to certain assets being retired or becoming fully depreciated, partially offset by the depreciation of new asset purchases.  The net increases in the nine months ended resulted primarily from the depreciation of new asset purchases, partially offset by certain assets being retired or becoming fully depreciated.

Adjusted operating cash flow decreased $22,733 (4%) and $190,496 (12%), respectively, for the three and nine months ended September 30, 2013, as compared to the same periods in 2012.  These decreases were due to increases in both technical and operating expenses and selling, general and administrative expenses, excluding depreciation and amortization and share-based compensation, partially offset by an increase in revenue, net, as discussed above.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Other

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for the Company's Other segment.

	Three Months Ended September 30,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable

Revenues, net	$87,624	100%	$85,915	100%	$1,709
Technical and operating expenses (excluding depreciation, amortization and impairments shown below)	63,201	72	65,039	76	1,838
Selling, general and administrative expenses	72,540	83	73,938	86	1,398
Restructuring charges	56	-	330	-	274
Depreciation and amortization (including impairments)	(1,127)	(1)	17,762	21	18,889
Operating loss	$(47,046)	(54)%	$(71,154)	(83)%	$24,108

	Nine Months Ended September 30,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$265,063	100%	$267,349	100%	$(2,286)
Technical and operating expenses (excluding depreciation, amortization and impairments shown below)	195,609	74	198,002	74	2,393
Selling, general and administrative expenses	238,011	90	224,617	84	(13,394)
Restructuring credits	(582)	-	(61)	-	521
Depreciation and amortization (including impairments)	36,173	14	50,252	19	14,079
Operating loss	$(204,148)	(77)%	$(205,461)	(77)%	$1,313

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The following is a reconciliation of operating loss to AOCF deficit:

	Three Months Ended September 30,
	2013	2012	Favorable
	Amount	Amount	(Unfavorable)

Operating loss	$(47,046)	$(71,154)	$24,108
Share-based compensation	3,017	3,415	(398)
Restructuring charges	56	330	(274)
Depreciation and amortization (including impairments)	(1,127)	17,762	(18,889)
AOCF deficit	$(45,100)	$(49,647)	$4,547

	Nine Months Ended September 30,
	2013	2012	Favorable
	Amount	Amount	(Unfavorable)

Operating loss	$(204,148)	$(205,461)	$1,313
Share-based compensation	10,290	9,042	1,248
Restructuring credits	(582)	(61)	(521)
Depreciation and amortization (including impairments)	36,173	50,252	(14,079)
AOCF deficit	$(158,267)	$(146,228)	$(12,039)

Revenues, net for the three and nine months ended September 30, 2013 increased $1,709 (2%) and decreased $2,286 (1%), respectively, as compared to revenues, net for the same periods in the prior year.  The net decreases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2013
Decrease in revenues at Newsday (from $66,124 to $63,856 for the three months and $205,893 to $195,528 for the nine months ended September 30, 2012 and 2013, respectively) due primarily to decreases in advertising revenues as a result of the continued challenging economic environment and competition from other media	$(2,268)	$(10,365)
Increase in advertising revenues at News 12 Networks and commission revenues at Cablevision Media Sales	3,259	6,181
Net increase (decrease) in other revenues	(99)	533
Intra-segment eliminations	817	1,365
	$1,709	$(2,286)

Technical and operating expenses (excluding depreciation, amortization and impairments shown below) for the three and nine months ended September 30, 2013 decreased $1,838 (3%) and $2,393 (1%), respectively, as compared to the same periods in the prior year.  The net decreases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2013
Decrease in operating costs primarily at MSG Varsity of $2,560 and $7,360, respectively, due to reduced activities and Newsday (from $46,684 to $44,944 for the three months and $138,945 to $135,867 for the nine months ended September 30, 2012 and 2013, respectively)	$(4,318)	$(10,456)
Increase in expenses at News 12 Networks and other businesses, primarily employee costs and professional fees	2,480	8,063
	$(1,838)	$(2,393)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Selling, general, and administrative expenses decreased $1,398 (2%) and increased $13,394 (6%), respectively, for the three and nine months ended September 30, 2013 as compared to the same periods in the prior year.  The net increase (decrease) is attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2013
Increase in unallocated corporate costs, primarily employee related costs, including severance, partially offset by an increase in allocations to certain business units and a decrease in legal and other professional fees	$705	$10,508
Increase (decrease) in expenses at Newsday (from $25,635 to $25,313 for the three months and $79,133 to $80,580 for the nine months ended September 30, 2012 and 2013, respectively)	(322)	1,447
Decrease in expenses at MSG Varsity due to reduced activities	(2,978)	(5,701)
Increase in expenses, primarily employee costs, at other businesses,	380	5,775
Intra-segment eliminations	817	1,365
	$(1,398)	$13,394

Prior to the Clearview Sale and the Bresnan Sale, we allocated certain corporate overhead, including share-based compensation expense and expenses related to Cablevision's long-term incentive plans aggregating $9,117 for the nine months ended September 30, 2013, and $4,154 and $12,294 for the three and nine months ended September 30, 2102, respectively, to Clearview Cinemas (previously included in the Other segment) and Bresnan Cable (previously included in the Telecommunications Services segment).  Such expenses may not be eliminated as a result of the Clearview Sale and the Bresnan Sale and have remained or have been reclassified to the Other segment.

Depreciation and amortization (including impairments) for the three and nine months ended September 30, 2013 decreased $18,889 (106%) and $14,079 (28%), respectively, as compared to the same periods in the prior year.  The net decreases consist of an adjustment recorded in the three month period ended September 2013 related to prior periods of $13,201 and $10,690, respectively, and decreases due to certain assets becoming fully depreciated, partially offset by an increase in impairment charges related primarily to equipment of $1,222 and $10,988 for the three and nine months ended September 30, 2013, respectively, and an increase due to depreciation of new asset purchases.

Adjusted operating cash flow deficit decreased $4,547 (9%) and increased $12,039 (8%) for the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012 (including Newsday's AOCF deficit of $5,322 and $17,488 for the three and nine months ended September 30, 2013 compared to AOCF deficit of $5,199 and $9,487, respectively, for the three and nine months ended September 30, 2012).  The decrease in AOCF deficit for the three months ended September 30, 2013, was due primarily to an increase in revenues, net and a decrease in operating expenses excluding depreciation and amortization and share-based compensation, as discussed above.  The increase in AOCF deficit for the nine months ended September 30, 2013, was due primarily to an increase in operating expenses excluding depreciation and amortization and share-based compensation, and a decrease in revenues, net, as discussed above.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CSC HOLDINGS, LLC

The condensed consolidated statements of operations of CSC Holdings are essentially identical to the condensed consolidated statements of operations of Cablevision, except for the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss) attributable to Cablevision Systems Corporation stockholders	$294,601	$(3,791)	$413,819	$116,985
Interest expense relating to Cablevision senior notes included in Cablevision's condensed consolidated statements of operations	56,908	45,995	170,631	137,457
Interest income related to cash held at Cablevision	(8)	(18)	(42)	(46)
Interest income included in CSC Holdings' consolidated statements of operations related to interest on Cablevision's senior notes held by Newsday Holdings LLC (this interest income is eliminated in the condensed consolidated statements of operations of Cablevision)	14,770	14,770	44,309	44,309
Loss on extinguishment of debt and write-off of deferred financing costs, net recognized at Cablevision, not applicable to CSC Holdings, net	2	-	2	-
Income tax benefit included in Cablevision's consolidated statements of operations related to the items listed above	(33,369)	(22,462)	(93,682)	(73,391)
Income tax expense (benefit) from discontinued operations recognized at Cablevision, not applicable to CSC Holdings	396	-	(607)	-
Net income attributable to CSC Holdings, LLC's sole member	$333,300	$34,494	$534,430	$225,314

Refer to Cablevision's "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

CASH FLOW DISCUSSION

Continuing Operations - Cablevision Systems Corporation

Operating Activities

Net cash provided by operating activities amounted to $813,593 for the nine months ended September 30, 2013 compared to $890,763 for the nine months ended September 30, 2012.  The 2013 cash provided by operating activities resulted from $738,440 of income before depreciation and amortization (including impairments), $84,141 of non-cash items and a $427 decrease in current and other assets.  These increases were partially offset by a decrease in cash of $9,415 as a result of a decrease in accounts payable and other liabilities.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The 2012 cash provided by operating activities resulted from $803,542 of income before depreciation and amortization (including impairments), $190,993 of non-cash items and a $15,069 decrease in current and other assets.  These increases were partially offset by a decrease in cash of $63,458 as a result of a decrease in accounts payable and other liabilities and a decrease of $55,383 in liabilities under derivative contracts.

The decrease in cash provided by operating activities of $77,170 for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 resulted from a decrease in income from continuing operations before depreciation and amortization and other non-cash items of $171,954, partially offset by an increase of $94,784 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2013 was $738,013 compared to $743,591 for the nine months ended September 30, 2012.  The 2013 investing activities consisted primarily of $740,944 of capital expenditures ($712,540 of which relates to our Telecommunications Services segment), partially offset by other net cash receipts of $2,931.

The 2012 investing activities consisted primarily of $742,232 of capital expenditures ($710,212 of which relates to our Telecommunications Services segment), and other net cash payments of $1,359.

Financing Activities

Net cash used in financing activities amounted to $420,763 for the nine months ended September 30, 2013 compared to $322,301 for the nine months ended September 30, 2012.  In 2013, the Company's financing activities consisted primarily of payments to repurchase senior notes, including premiums and fees, of $334,139, dividend distributions to common stockholders of $120,458, additions to deferred financings costs of $27,080, payments of $11,439 related to the net share settlement of restricted stock awards, principal payments on capital lease obligations of $11,341, other net cash payments of $1,311, partially offset by cash receipts from net proceeds from collateralized indebtedness of $49,293, net proceeds from credit facility debt of $16,884, proceeds from stock option exercises of $14,146 and an excess tax benefit related to share-based awards of $4,682.

In 2012, the Company's financing activities consisted primarily of the repayment and repurchase of senior notes of $530,749, net repayments of credit facility debt of $220,178, treasury stock purchases of $188,600 pursuant to a share repurchase program, dividend distributions to common stockholders of $125,228, payments of $19,831 resulting from the net share settlement of restricted stock awards, principal payments on capital lease obligations of $7,886, payments of deferred financing costs of $15,813 and other net cash payments of $1,396, partially offset by the proceeds from the  issuance of senior notes of $750,000, net proceeds from collateralized indebtedness and related derivative contracts of $29,634 and proceeds from stock option exercises of $7,746.

Continuing Operations - CSC Holdings, LLC

Operating Activities

Net cash provided by operating activities amounted to $1,003,193 for the nine months ended September 30, 2013 compared to $1,034,198 for the nine months ended September 30, 2012.  The 2013 cash provided by operating activities resulted from $859,658 of income before depreciation and amortization (including impairments), $49,588 of non-cash items, an increase in cash of $50,304 as a result of a decrease in accounts payable and other liabilities and a $43,643 decrease in current and other assets.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The 2012 cash provided by operating activities resulted from $911,871 of income before depreciation and amortization (including impairments), $201,148 of non-cash items, and an $33,786 decrease in current and other assets.  These increases were partially offset by a decrease in cash of $57,224 as a result of a decrease in accounts payable and other liabilities and a decrease of $55,383 in liabilities under derivative contracts.

The decrease in cash provided by operating activities of $31,005 for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 resulted from a decrease in income from continuing operations before depreciation and amortization and other non-cash items of $203,773, partially offset by an increase of $172,768 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2013 was $738,013 compared to $743,591 for the nine months ended September 30, 2012.  The 2013 investing activities consisted primarily of $740,944 of capital expenditures ($712,540 of which relates to our Telecommunications Services segment), partially offset by other net cash receipts of $2,931.

The 2012 investing activities consisted primarily of $742,232 of capital expenditures ($710,212 of which relates to our Telecommunications Services segment), and other net cash payments of $1,359.

Financing Activities

Net cash used in financing activities amounted to $570,231 for the nine months ended September 30, 2013 compared to $502,760 for the nine months ended September 30, 2012.  In 2013, the Company's financing activities consisted primarily of distributions to Cablevision of $331,705, payments to repurchase senior notes, including premiums and fees, of $308,673, additions to deferred financings costs of $27,080, principal payments on capital lease obligations of $11,341 and other cash payments of $1,311, partially offset by cash receipts from net proceeds from collateralized indebtedness of $49,293, net proceeds from credit facility debt of $16,884 and an excess tax benefit related to share-based awards of $43,702.

In 2012, the Company's financing activities consisted primarily of the repayment and repurchase of senior notes of $503,924, net repayments of credit facility debt of $220,178, and principal payments on capital lease obligations of $7,886, partially offset by net capital contributions from Cablevision of $180,436, net proceeds from collateralized indebtedness and related derivative contracts of $29,634 and other net cash proceeds of $19,158.

Discontinued Operations - Cablevision Systems Corporation and CSC Holdings, LLC

The net effect of discontinued operations on cash and cash equivalents amounted to a cash inflow of $836,871 for the nine months ended September 30, 2013 and a cash outflow of $9,346 for the nine months ended September 30, 2012.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Operating Activities

Net cash provided by operating activities from discontinued operations amounted to $198,934 for the nine months ended September 30, 2013 compared to $74,532 for the nine months ended September 30, 2012.  The 2013 cash provided by operating activities resulted from income of $378,366 before depreciation and amortization (including impairments), and an $8,148 increase in accounts payable and accrued liabilities.  These increases were partially offset by $169,758 of non-cash items and a decrease in cash of $17,822 resulting from an increase in current and other assets.

The 2012 cash provided by operating activities resulted from income of $81,073 before depreciation and amortization (including impairments) and other non-cash items.  These increases were partially offset by a decrease in accounts payable and accrued liabilities of $4,743 and an increase in current and other assets of $1,798.

Investing Activities

Net cash provided by investing activities from discontinued operations amounted to $644,779 for the nine months ended September 30, 2013 compared to net cash used in investing activities from discontinued operations of $66,947 for the nine months ended September 30, 2012.  The 2013 investing activities consisted primarily of proceeds from the Bresnan Sale and Clearview Sale aggregating $674,847, net of transaction costs, other net cash receipts of $12, partially offset capital expenditures of $30,080.

The 2012 net cash used in investing activities consisted primarily of capital expenditures.

Financing Activities

Net cash used in financing activities from discontinued operations for the nine months ended September 30, 2013 and 2012 of $38,735 and $5,738, respectively, represented repayments of Bresnan Cable’s credit facility debt.

LIQUIDITY AND CAPITAL RESOURCES

Cablevision

Cablevision has no operations independent of its subsidiaries.  Cablevision's outstanding securities consist of Cablevision NY Group ("CNYG") Class A common stock, CNYG Class B common stock and approximately $3,628,000 of debt securities, including approximately $2,874,000 face value of debt securities held by third party investors and approximately $754,000 held by Newsday Holdings LLC.  The $754,000 of notes are eliminated in Cablevision's consolidated financial statements and are shown as senior notes due from Cablevision in the consolidated equity of CSC Holdings.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

We have assessed our ability to repay our scheduled debt maturities over the next 12 months and we currently believe that a combination of cash on hand (including the net proceeds from the Bresnan Sale), cash generated from operating activities and availability under our revolving credit facility, should provide us with sufficient liquidity to repay such scheduled current debt maturities in the next 12 months totaling $96,323 (including $36,503 aggregate principal amount of senior notes due 2022 repurchased on the open market in October 2013) under our credit facilities, senior notes and notes payable as of September 30, 2013.  However, market disruptions or a deterioration in economic conditions could lead to lower demand for our products, such as cable television services, as well as lower levels of television and newspaper advertising, and increased incidence of customers' inability to pay for the services we provide.  These events would adversely impact our results of operations, cash flows and financial position.  Although we currently believe that amounts available under our CSC Holdings revolving credit facility will be available when, and if needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets or other conditions.  The obligations of the financial institutions under our CSC Holdings revolving credit facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Debt Outstanding

The following table summarizes our outstanding debt (excluding accrued interest), including capital lease obligations, as well as interest expense and capital expenditures as of and for the nine months ended September 30, 2013:

	Restricted Group	Newsday LLC(a)	Other Entities	Total CSC Holdings	Cablevision	Eliminations(b)	Total Cablevision

Credit facility debt	$3,291,618	$640,000	$-	$3,931,618	$-	$-	$3,931,618
Senior notes and debentures	2,308,757	-	-	2,308,757	3,620,397	(753,717)	5,175,437
Collateralized indebtedness relating to stock monetizations	-	-	748,445	748,445	-	-	748,445
Capital lease obligations	30,057	734	2,986	33,777	-	-	33,777
Notes payable	6,029	-	-	6,029	-	-	6,029
Total debt	$5,636,461	$640,734	$751,431	$7,028,626	$3,620,397	$(753,717)	$9,895,306

Interest expense	$243,235	$18,987	$25,365	$287,587	$214,940	$(44,309)	$458,218
Capital expenditures	$723,758	$3,683	$13,503	$740,944	$-	$-	$740,944

(a)	CSC Holdings has guaranteed Newsday LLC's obligation under its $640,000 credit facility. For purposes of the Restricted Group credit facility and indentures, guarantees are treated as indebtedness. The total debt for the Restricted Group reflected in the table above does not include the $640,000 guarantee.
(b)	Represents the elimination of the senior notes issued by Cablevision and held by Newsday Holdings LLC.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The following table provides details of our outstanding credit facility debt as of September 30, 2013 and December 31, 2012:

		Interest Rate at	Amounts Payable on or prior to	Carrying Value at
	Maturity Date	September 30, 2013	September 30, 2014	September 30, 2013	December 31, 2012
Restricted Group:
Revolving loan facility(a)	April 17, 2018	-	$-	$-	$-
Term A loan facility	April 17, 2018	2.18%	11,981	958,510	-
Term B loan facility	April 17, 2020	2.68%	23,500	2,333,108	-
Extended revolving loan facility	(b)	-	-	-	-
Term A-3 extended loan facility	(b)	-	-	-	333,908
Term A-4 extended loan facility	(b)	-	-	-	600,000
Term B-2 extended loan facility	(b)	-	-	-	697,807
Term B-3 extended loan facility	(b)	-	-	-	1,632,286
Restricted Group credit facility debt			35,481	3,291,618	3,264,001

Newsday:
Floating rate term loan facility	October 12, 2016	3.68%	20,000	640,000	650,000

Total credit facility debt			$55,481	$3,931,618	$3,914,001

(a)	At September 30, 2013, $71,935 of the revolving loan facility was restricted for certain letters of credit issued on behalf of CSC Holdings and $1,428,065 of the revolving loan facility was undrawn and available, subject to covenant limitations, to be drawn to meet the net funding and investment requirements of the Restricted Group.
(b)	In April 2013, CSC Holdings entered into a new credit facility, the proceeds of which were used to repay its existing extended revolving loan, Term A-3, Term A-4, Term B-2 and Term B-3 loan facilities.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Refinancing of CSC Holdings Credit Facility

On April 17, 2013, CSC Holdings refinanced its Restricted Group credit facility.  The new Restricted Group credit agreement provides for (1) a revolving credit facility of $1,500,000, (2) a Term A facility of $958,510, and (3) a Term B facility of $2,350,000, each subject to adjustment from time to time in accordance with the terms of the new credit agreement.  The proceeds from the Term A loans and the Term B loans were used to repay all amounts outstanding under CSC Holdings' previous Restricted Group credit facility and to pay fees and expenses in connection therewith.  As of September 30, 2013, no amounts were drawn under the revolving credit facility.

The new credit agreement provides for extended facilities and additional facilities, subject to an aggregate maximum facilities limit on all facilities (including the revolving credit facility, the Term A facility and the Term B facility and any extended facilities and additional facilities) equal to the greater of (1) $4,808,510 and (2) an amount such that the senior secured leverage ratio, as defined in the new credit agreement, would not exceed 3.50 to 1.00.

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

Loans under the new credit agreement are direct obligations of CSC Holdings, guaranteed by most of the Restricted Subsidiaries (as defined in the new credit agreement) and secured by the pledge of the stock and other security interests of most of the Restricted Subsidiaries.

Loans under the new credit agreement bear interest as follows:

•	Revolving credit loans and Term A loans, either (i) the Eurodollar rate (as defined) plus a spread ranging from 1.50% to 2.25% based on the cash flow ratio (as defined), with the initial rate being the Eurodollar rate plus 2.00% or (ii) the base rate (as defined) plus a spread ranging from 0.50% to 1.25% based on the cash flow ratio, with the initial rate being the base rate plus 1.00%, the initial rate in each case being for the period through and including the date of the delivery to the lenders of the compliance certificate for the quarter ending September 30, 2013;
•	Term B loans, either (i) the Eurodollar rate plus a spread of 2.50% or (ii) the base rate plus a spread of 1.50%.

The new credit facility has two financial maintenance covenants applicable to the revolving credit facility and the Term A loans:  (1) a maximum ratio of total net indebtedness to cash flow of 5.0 to 1 and (2) a maximum ratio of senior secured net indebtedness to cash flow of 4.0 to 1.  The financial maintenance covenants do not apply to the Term B loans.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

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

Capital Expenditures

The following table provides details of the Company's capital expenditures for continuing operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Capital Expenditures

Consumer premise equipment	$48,894	$100,046	$210,981	$234,961
Scalable infrastructure	111,398	81,635	242,579	239,245
Line extensions	7,451	7,149	21,401	23,229
Upgrade/rebuild	9,470	4,726	26,467	13,824
Support	32,011	53,904	129,163	128,374
Total Cable Television	209,224	247,460	630,591	639,633
Lightpath	29,211	21,704	81,949	70,579
Total Telecommunications Services	238,435	269,164	712,540	710,212
Other	6,659	8,645	28,404	32,020
Total Cablevision	$245,094	$277,809	$740,944	$742,232

Capital expenditures for the three months ended September 30, 2013 decreased $32,715 as compared to the same period in 2012.  This decrease was primarily related to a decrease in purchases of customer equipment, equipment for remote storage DVR and vehicles, partially offset by additional spending for equipment to enhance broadband capacity and speed.  For the nine months ended September 30, 2013, capital expenditures decreased $1,288 as compared to the same period in 2012 due primarily to decreases in purchases of customer equipment and equipment for remote storage DVR, partially offset by increases in purchases of equipment to expand our WiFi presence and enhance broadband capacity and speed.

Monetization Contract Maturities

The following monetization contracts relating to our Comcast common stock matured during the nine months ended September 30, 2013:

Month of Maturity	Shares covered under monetization contract

January 2013	2,668,875
April 2013	2,732,184
June 2013	2,668,875
September 2013	2,668,875

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

We settled our obligations under the related collateralized indebtedness by delivering cash from the net proceeds of a new monetization transaction on our Comcast common stock that will mature in January, April, June and September 2015.

During the next 12 months, monetization contracts covering 10,738,809 shares of Comcast common stock will mature.  We intend to settle such transactions either by delivering shares of the Comcast common stock and the related equity derivative contracts or by delivering cash from the net proceeds of new monetization transactions.

Other Events

Repurchases of Cablevision Senior Notes and Redemption of CSC Holdings Senior Notes

During September 2013, Cablevision repurchased on the open market with cash on hand, approximately $25,982 aggregate principal amount of its outstanding 5.875% Senior Notes due 2022 (the "2022 Notes").  In connection with these repurchases, Cablevision recorded a gain from the extinguishment of this debt of $515 and wrote-off of approximately $517 of unamortized deferred financing costs associated with these notes.  In October 2013, Cablevision repurchased an additional $36,503 aggregate principal amount of the 2022 Notes.  The notes repurchased in October 2013, have been reclassified from long-term to current on Cablevision's balance sheet at September 30, 2013.

On August 26, 2013, CSC Holdings redeemed (1) $204,937 aggregate principal amount of its outstanding 8.50% Senior Notes due 2014 and (2) $91,543 aggregate principal amount of its outstanding 8.50% Senior Notes due 2015 with cash on hand.  In connection with the redemption, the Company recognized a loss on extinguishment of debt of approximately $12,192, primarily representing the payments in excess of the principal amount thereof and a write-off of the unamortized deferred financing costs and discounts associated with these notes of approximately $4,350.

Sale of Bresnan Cable

On July 1, 2013, the Company completed the sale of Bresnan Cable for a purchase price of $1,625,000 whereby the Company received net cash of approximately $673,000, which reflects certain adjustments (subject to a final working capital settlement), including an approximate $962,000 reduction for certain funded indebtedness of Bresnan Cable, and transaction costs.  Bresnan Cable includes cable television systems in Montana, Wyoming, Colorado and Utah, previously included in the Company's Telecommunications Services segment.  The Company recorded a pre-tax gain of approximately $410,000 for the three and nine months ended September 30, 2013 relating the Bresnan Sale.  The gain is subject to additional adjustment upon finalization of the working capital.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

In October 2012, the Company and AMC Networks settled the litigation with DISH Network.  Pursuant to the settlement agreement, DISH Network paid $700,000 to a joint escrow account for the benefit of the Company and AMC Networks.  On April 8, 2013, the Company and AMC Networks reached agreement, pursuant to the VOOM Litigation Agreement, on the final allocation of the proceeds of the settlement.  The parties agreed that (a) the Company would be allocated a total of $525,000 of the cash settlement payment; and (b) AMC Networks would retain $175,000 of the cash settlement payment (in addition to the long-term affiliation agreements entered into with DISH Network as part of the settlement).  The final allocation was approved by independent committees of the Boards of Directors of the Company and AMC Networks.  On April 9, 2013, the Company received $175,000 from AMC Networks (in addition to the $350,000 distributed to the Company from the joint escrow account in December 2012).  The proceeds of $175,000 were recorded as a gain in discontinued operations for the nine months ended September 30, 2013.

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

During the nine months ended September 30, 2013, Cablevision did not repurchase any shares.  Since inception through September 30, 2013, Cablevision repurchased an aggregate of 45,282,687 shares for a total cost of $1,044,678, including commissions of $453.  These acquired shares have been classified as treasury stock in Cablevision's condensed consolidated balance sheet.  As of September 30, 2013, the Company had $455,322 of availability remaining under its stock repurchase authorizations.

Dividends

During the nine months ended September 30, 2013, the Board of Directors of Cablevision declared and paid the following cash dividends to stockholders of record on both its Cablevision NY Group Class A common stock and CNYG Class B common stock:

Declaration Date	Dividend Per Share	Record Date	Payment Date

February 26, 2013	$0.15	March 15, 2013	April 3, 2013
May 7, 2013	$0.15	May 24, 2013	June 14, 2013
July 30, 2013	$0.15	August 15, 2013	September 5, 2013

Cablevision paid dividends aggregating $120,458 during the nine months ended September 30, 2013, including accrued dividends on vested restricted shares of $3,074, primarily from the proceeds of equity distribution payments from CSC Holdings.  In addition, as of September 30, 2013, up to approximately $5,043 will be paid when, and if, restrictions lapse on restricted shares outstanding.

During the nine months ended September 30, 2013, CSC Holdings made equity distribution payments to Cablevision aggregating $331,705.  These distribution payments were funded from cash on hand.  The proceeds were used to fund:

•	Cablevision's dividends paid;
•	Cablevision's interest and principal payments on its senior notes; and

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

•	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares.

On November 6, 2013, the Board of Directors of Cablevision declared a cash dividend of $0.15 per share payable on December 13, 2013 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of November 22, 2013.

Commitments and Contingencies

As of September 30, 2013, the Company's commitments and contingencies for continuing operations not reflected on the Company's condensed consolidated balance sheet decreased to approximately $6,883,000 as compared to approximately $8,331,000 at December 31, 2012.  This decrease relates primarily to programming commitments paid during the nine months ended September 30, 2013.

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

Managing our Interest Rate and Equity Price Risk

Interest Rate Risk

Our exposure to interest rate risk results from changes in short-term interest rates.  Interest rate risk exists primarily with respect to our credit facility debt, which bears interest at variable rates.  The carrying value of our outstanding credit facility debt at September 30, 2013 amounted to $3,931,618.  See discussion above for further details of our credit facility debt and Item 3 "Quantitative and Qualitative Disclosures About Market Risk" below for a discussion regarding the fair value of our debt.

Equity Price Risk

We have entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of common stock of Comcast Corporation.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of September 30, 2013, we did not have an early termination shortfall relating to any of these contracts.  The underlying stock and the equity collars are carried at fair value on our condensed consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.  See "Quantitative and Qualitative Disclosures About Market Risk" for information on how we participate in changes in the market price of the stocks underlying these derivative contracts.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

All of our monetization transactions are obligations of our wholly-owned subsidiaries that are not part of the Restricted Group; however, CSC Holdings provides guarantees of the subsidiaries' ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  The guarantee exposure approximates the net sum of the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and the equity collar.  All of our equity derivative contracts are carried at their current fair value on our condensed consolidated balance sheets with changes in value reflected in our condensed consolidated statements of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings.

Item 3.                               Quantitative and Qualitative Disclosures About Market Risk

All dollar amounts, except per customer, per unit and per share data, included in the following discussion under this Item 3 are presented in thousands.

Equity Price Risk

We are exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast Corporation common stock held by us.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts' actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts' actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of September 30, 2013, we did not have an early termination shortfall relating to any of these contracts.

The underlying stock and the equity collars are carried at fair value on our condensed consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.  The carrying value of our collateralized indebtedness amounted to $748,445 at September 30, 2013.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.

As of September 30, 2013, the fair value and the carrying value of our holdings of shares of Comcast common stock aggregated $969,714.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $96,971.  As of September 30, 2013, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $95,380, a net liability position.  For the nine months ended September 30, 2013, we recorded a net loss on our outstanding equity derivative contracts of $93,260 and recorded unrealized gains of $166,881 on our holdings of Comcast common stock that we held during the period.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Fair Value of Equity Derivative Contracts

Fair value as of December 31, 2012, net liability position	$(145,120)
Change in fair value, net	(93,260)
Settlement of contracts	143,000
Fair value as of September 30, 2013, net liability position	$(95,380)

The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for each security monetized via an equity derivative prepaid forward contract are summarized in the following table:

	# of Shares		Hedge Price	Cap Price(b)
Security	Deliverable	Maturity	per Share(a)	Low	High

Comcast
	2,668,875	2013	$22.97	$27.56	$27.56
	8,069,934	2014	$28.89 - $34.03	$37.56	$44.24
	10,738,809	2015	$38.68 - $42.08	$49.57	$54.71
___________________________
(a)	Represents the price below which we are provided with downside protection and above which we retain upside appreciation. Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.
(b)	Represents the price up to which we receive the benefit of stock price appreciation.

Fair Value of Debt:  Based on the level of interest rates prevailing at September 30, 2013, the fair value of our fixed rate debt of $6,485,987 was more than its carrying value of $5,929,911 by $556,076.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus their carrying values approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at September 30, 2013 would increase the estimated fair value of our fixed rate debt by $293,836 to $6,779,823.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

Item 4.                              Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Cablevision's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control

During the nine months ended September 30, 2013, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

101
The following financial statements from Cablevision Systems Corporation's and CSC Holdings, LLC's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, filed with the Securities and Exchange Commission on November 8, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Combined Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CABLEVISION SYSTEMS CORPORATION
CSC HOLDINGS, LLC

Date:	November 8, 2013		/s/ Gregg G. Seibert
		By:	Gregg G. Seibert as Vice Chairman and Chief Financial Officer of Cablevision Systems Corporation and CSC Holdings, LLC